Form 10-K
period 1993-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1994-03-30
CIK 75208

OVERSEAS SHIPHOLDING GROUP, INC.


                                             March 29, 1994
VIA EDGAR DIRECT TRANSMISSION
- -----------------------------

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

          Re:  OVERSEAS SHIPHOLDING GROUP, INC.
               Form 10-K for year ended December 31, 1993
               FILE NO. 1-6479-1
               CIK: 0000075208
               ------------------------------------------
Gentlemen:

      We file herewith our Company's Annual Report on Form 10-K for the year ended December 31, 1993, including the Report of Independent Auditors and financial statement schedules and exhibits. The $250 filing fee with respect to the Form 10-K Report was wire transferred on March 24, 1994 to the SEC's designated account at Mellon Bank for credit to our Company's account.

      The consolidated financial statements of the Registrant and its subsidiaries referred to in Item 14(a) of the Form 10-K Report reflect no material change from the preceding year in any accounting principles or practices or in the method of applying any such principles or practice. Please note that as set forth in Note A 8. to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), as of December 31, 1993. Adoption of this standard had no significant effect on the Company's financial statements.

      One complete manually-signed copy of the Report, including financial statement schedules and exhibits, are being filed with both the New York Stock Exchange and Pacific Stock Exchange.

     A hard copy of this filing will be made to your office shortly.
                              Very truly yours,

                              OVERSEAS SHIPHOLDING GROUP, INC.

                              By:    /s/Alan Carus
                                   ----------------------
AC:ML:ztl                               Alan Carus
Encls.                                  Controller

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                          ------------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 Commission File Number 1-6479-1
                                         ---------

                 OVERSEAS SHIPHOLDING GROUP, INC.
                 --------------------------------
      (Exact name of registrant as specified in its charter)

DELAWARE                                13-2637623
- -------------------------------         ------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification Number)
1114 Avenue of the Americas, New York, New York       10036
- -----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)
Registrant's telephone number, including area code: 212-869-1222 Securities registered pursuant to Section 12(b) of the Act:
Title of each class     Name of each exchange on which registered
- -------------------    ------------------------------------------
Common Stock - (par            New York Stock Exchange
  value $1.00 per share)       Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No
                           -----     ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on March 21, 1994: $585,386,966. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

Number of shares of Common Stock outstanding at March 21, 1994:
36,203,029.

Documents incorporated by reference: portions of the registrant's Annual Report to Shareholders for 1993 (incorporated in Parts I and
II); portions of the definitive proxy statement to be filed by the registrant in connection with its 1994 Annual Meeting of Shareholders (incorporated in Part III).

ITEM 1.   BUSINESS

Overseas  Shipholding  Group, Inc.  (the  "registrant")  and  its subsidiaries  (collectively  the "Company")  constitute  a  major

international   shipping  enterprise  owning  and   operating   a

diversified  fleet of oceangoing bulk cargo vessels  (principally tankers  and  dry bulk carriers).  The Company's  operating  bulk fleet  consists  of  58  vessels  having  an  aggregate  carrying capacity  of  approximately 5,434,700  deadweight  tons  ("DWT"),

including  ten   ships  aggregating approximately  1,536,300  DWT

which  the  Company owns jointly with others  and  in  which  the

Company  has  at least a 49% interest.*  Sixteen vessels  in  the

Company's operating bulk fleet, which total approximately 993,350

DWT  and represent about 30% of the Company's investment in  bulk cargo  vessels at cost, are registered under the U.S.  flag;  the balance  are registered under foreign flags.  Thirty-nine tankers account  for  73% of the total tonnage, and 18 dry bulk  carriers

and  a  pure  car  carrier account for the remainder.   A  single

company  and  its subsidiaries, for and under the  direction  and control  of  the Company, act as agents in respect  of  the  bulk fleet of the registrant's majority-owned subsidiaries and certain of its bulk shipping joint ventures.


- ----------------
* Except as otherwise noted, references herein to the Company's "operating bulk fleet" are as of March 7, 1994 and denote the 58 vessels referred to above, including eight vessels that are leased from financial institutions under bareboat charters having remaining terms of from 8 to 18 years, but do not include a 29,300 DWT petroleum barge, which is owned by a partnership in which the Company has a 50% interest, a 50%-owned 252,350 DWT tanker contracted for sale in February 1994 (scheduled to be delivered to the buyer upon completion of a charter at the end of March
     1994), or the six vessels more fully described under "Vessels on Order" below.

           The  Company's passenger cruise business joint venture

which the Company  entered into in October 1992, Celebrity Cruise

Lines Inc. ("CCLI"), owns and operates five cruise ships marketed under  the trade names of Celebrity Cruises and Fantasy  Cruises.

As of March 7, 1994, CCLI had on order two 1,760-passenger cruise ships scheduled for delivery in late 1995 and 1996, respectively,

and  held  an option for a third sistership (which it  has  since

exercised),  all  for the Celebrity fleet.   See  "Investment  in

Cruise Business" below.

            The   Company's  operating  bulk  fleet,  aggregating

approximately 5,434,700 DWT, represents approximately 1%  of  the total world tonnage of oceangoing bulk cargo vessels.  At January

1,  1994, the average age of the Company's international fleet as well  as  its international tanker fleet (in each case  excluding non-Company  interests in jointly-owned ships) was  approximately

11.5   years   compared  with  reported  worldwide  averages   of

approximately 13 years for each fleet.  As of March 7, 1994,  the

Company  had  on  order  six double-hulled  tankers,  aggregating nearly  one  million  DWT of newbuildings, for  delivery  to  its international bulk fleet.  See "Vessels on Order" below.

           The  Company charters its ships to commercial shippers

and  U.S.  and foreign governmental agencies for the carriage  of bulk  commodities, principally crude oil and petroleum  products,

coal, iron ore and grain.  Generally, each ship is chartered  for a  specific  period of time ("time charter"), or for  a  specific voyage  or voyages ("voyage charter").  Under the terms  of  time and voyage charters covering the Company's vessels, the ships are equipped  and operated by the Company and are manned by personnel in the Company's employ.  From time to time, the Company also has some  of  its  vessels on bareboat charter.  Under the  terms  of bareboat  charters, the ships are chartered for fixed periods  of time  (generally  medium-or  long-term)  during  which  they  are operated and manned by the charterer.

           Generally,  the Company's ships engage in carriage  of

cargo  in various parts of the world, principally in carriage  of

petroleum   from  Alaska  to  the  lower  48  states   and   U.S.

territories,  from  Caribbean  ports  to  United  States,   South

American  and  European ports, from Mediterranean, West  African,

Arabian  Gulf  and  Far  East ports to European,  United  States,

Caribbean,  South American and Far East ports, and in the  United

States  coastwise  trade, and in carriage of  dry  cargo  between

United States ports and the Far East, between United States  East

Coast  and Gulf ports and European, Mediterranean, Black Sea  and

Baltic ports, between South American and various European,  Black

Sea  and  Baltic  ports, and from Australia to Japan,  Korea  and

European  ports.   The Company does not employ any  container  or

similar vessels in its operation.

           Revenues  from carriage of petroleum and its derivatives

represented  approximately  75%  of  the  voyage  revenues  of  the registrant  and its majority-owned subsidiaries for 1993,  78%  for

1992  and  75%  for  1991.  Revenues from  carriage  of  dry  cargo accounted  for  the  balance of such voyage revenues  for  each  of

those  years.  The carriage of petroleum and its derivatives   also

accounted  for  the  majority  of  the  voyage  revenues   of   the

Company's    bulk   shipping   joint   ventures.    The    relative

contributions  to voyage revenues of the various types  of  cargoes carried  may  vary  from year to year, depending  upon  demand  for particular  kinds of carriage and the purposes for  which  and  the terms on which the ships are chartered.

           As  of March 28, 1994, with the exception of three U.S.-

flag crude oil carriers and one U.S.-flag dry bulk carrier, all  of the  vessels  in the Company's operating bulk fleet were  employed.

Fifty   of   these   vessels  were  chartered  to  non-governmental

commercial  shippers.  These 50 ships include nine U.S.-flag  ships and  41  foreign-flag ships, which together represent approximately

89%  of  the combined carrying capacity of the Company's  operating bulk fleet.  Of the remaining ships in the Company's operating bulk fleet, three U.S.-flag ships and two foreign-flag ships were  under charter to foreign governmental agencies.


U.S.-FLAG AND FOREIGN-FLAG OPERATIONS
- -------------------------------------
           The  Company's  U.S.-flag and foreign-flag  bulk  fleets

operate  substantially in separate markets.  The  Company  believes that  ownership of a diversified fleet, with vessels  of  different flags, types and sizes and with operating flexibility, enables  the

Company  to take advantage of chartering opportunities for domestic and  international shipment of bulk commodities and thereby cushion the  effects of weakness in particular markets.  Information  about the Company's operations under U.S. and foreign flags for the three years  ended December 31, 1993 is set forth in the table in Note  B to  the Company's financial statements incorporated by reference in

Item  8  below.   For information regarding the  revenues  and  net

income of the Company's bulk shipping joint ventures for the  three years  ended  December  31,  1993, see  Note  E  to  the  Company's financial statements incorporated by reference in Item 8 below.

           In each of the years 1993, 1992 and 1991 the Company had

one  charterer (BP Oil Company, USA) from which it had revenues  in excess  of  10%  of  revenues from voyages, amounting  in  1993  to

approximately  $73.7  million,  in  1992  to  approximately   $84.3

million, and in 1991 to approximately $65 million.

U.S. DOMESTIC AND PREFERENCE TRADES
- -----------------------------------
           Shipping  between United States coastal ports, including

the  movement of Alaskan oil, is reserved by law primarily to U.S.-

flag vessels owned by U.S. citizens, crewed by U.S. seafarers,  and built  in  the  United  States without construction  subsidies  and

operated  without  operating differential subsidies.   The  Company

owns  the  largest independent fleet of unsubsidized ("Jones  Act")

U.S.-flag  tankers and is a major participant in  the  Alaskan  oil trade.

           Demand  for tonnage in the Alaskan oil trade depends  on

the  volume of crude shipped out of Alaska and its distribution  to ports  at varying distances from the source.  In recent years,  the amount  of  crude shipped on the long-haul route  to  the  Gulf  of

Mexico has fallen sharply, and this development has reduced tonnage requirements.  Alaskan crude oil shipments provide the main  source of employment for U.S.-flag crude carriers and is shipped mostly on

unsubsidized U.S.-flag crude carriers of over 60,000 DWT.   Exports

of  Alaskan  crude  oil have been restricted  by  law  since  1973.

Additional,  more  stringent limitations were incorporated  in  the

Export Administration Act of 1979, which has been extended to  June

30, 1994.  A lawsuit brought by the State of Alaska challenging the legality of these export restrictions was recently dismissed by the

Federal District Court.

           By  law,  vessels  built with construction  differential

subsidies   and  operated  with  operating  differential  subsidies

("ODS")  have not been permitted in the Jones Act trade.   Under  a

recent Maritime Administration interpretation, product tankers  and crude  carriers  built  with subsidies may  be  eligible  for  full coastwise privileges when they reach 20 years of age and their  ODS contracts expire.  The Company believes that this interpretation is contrary  to  law and has commenced litigation seeking to  overrule

it.   Should  the lawsuit fail, it is possible that  several  older product  and crude carriers may enter the coastwise trade over  the next few years.

          United States military cargo must be transported on U.S.-

flag  vessels,  if available.  The Merchant Marine  Act,  1936,  as amended, requires that preference be given to U.S.-flag vessels, if available at reasonable rates, in the shipment of at least half  of all  U.S. government-generated cargoes and 75% of food-aid cargoes.

Half of the imports into the Strategic Petroleum Reserve ("SPR"), a

U.S.  government procurement program, must be transported on  U.S.-

flag vessels.

           Vessels in the Company's operating bulk fleet have  been

chartered from time to time to the Military Sealift Command of  the

United  States  Navy  ("MSC"), and to  recipient  nations  for  the carriage  of grain under United States foreign aid and agricultural assistance  programs.  Charters to MSC reflect in  large  part  the requirements of the United States military for waterborne  carriage of  cargoes,  and, accordingly, depend in part on world  conditions and United States foreign policy.


EMPLOYMENT OF VESSELS
- ---------------------
           The  bulk  shipping  industry is highly  fragmented  and

competitive.   The Company competes in its charter operations  with

other  owners of U.S. and foreign-flag tankers and dry cargo  ships operating  on an unscheduled basis similar to the Company  and,  to some  extent,  with  owners operating cargo ships  on  a  scheduled

basis.   About one third of the world's tanker tonnage is owned  by

oil  companies  and  is  primarily  engaged  in  the  carriage   of

proprietary  cargoes.  In chartering vessels to the  United  States government,  the  Company competes primarily with other  owners  of

U.S.-flag vessels.  U.S.-flag product carriers, whose trade demands are  closely  linked to changes in regional energy demands  and  in refinery activity, also compete with pipelines, oceangoing  barges,

and,  with  regard  to  imports from abroad,  foreign-flag  product carriers.  In the spot and short-term charter market, the Company's vessels  compete with all other vessels of a size and type required by a charterer that can be available at the date specified.  In the

spot   market,   competition   is   based   primarily   on   price.

Nevertheless,  within  a  narrow price  band,  factors  related  to quality  of  service  and safety enter into a potential  customer's decision as to which vessel to charter.

           Prevailing  rates  for charters of particular  types  of

ships are subject to fluctuations depending on conditions in United

States  and international bulk shipping markets and other  factors.

The  Company  endeavors  to  minimize the  effects  of  periods  of weakness in its markets by pursuing a chartering policy that favors medium-  and long-term charters, thereby avoiding, to some  extent,

the  sharp  rate fluctuations characteristic of the spot or  voyage markets.  In recent years, the availability of medium- to long-term business has been relatively limited, and, when available, rates of return have generally been unattractive.

           While  price  also  dominates the customer's  chartering

decision  in  the  long-term charter market,  quality  of  service,

safety and financial strength play a more important role because of

the  length  of  commitment the charterer is making.   The  Company

believes  this developing emphasis on safety and financial strength is  advantageous for the Company and that many customers, including many  of  the  world's major oil companies, prefer to limit  longer term business to well respected owners such as the Company.

           For additional information as of March 7, 1994 regarding

the  58  vessels  in the Company's operating bulk fleet,  including information as to the employment of such vessels, see the table  in the  "To Our Shareholders" section (page 2), and the "International

Bulk  Fleet"  and "U.S. Bulk Fleet" tables in the  "Review  of  the

Fleet"  section  (page 22), of the registrant's  Annual  Report  to

Shareholders  for  1993,  which tables are incorporated  herein  by reference.



ENVIRONMENTAL MATTERS RELATING TO BULK SHIPPING
- -----------------------------------------------
           During  the  past  five years, the tanker  business  has

experienced  a  more  stringent regulatory environment,  a  greater

emphasis   on   quality,  and  more  inspections  by   governmental

authorities and charterers.  It is anticipated that in  the  coming years  these trends will make it increasingly difficult for  poorly maintained  ships to find employment.  The added environmental  and quality  concerns  on  the  part  of governmental  authorities  and charterers are anticipated to impose greater inspection and  safety requirements and to accelerate scrapping of older vessels.

       OPA   90.   The  Oil  Pollution  Act  of  1990  ("OPA   90")

significantly expands the liability of a vessel owner  or  operator

(including a bareboat charterer), for damage resulting from  spills in  U.S. waters (up to 200 miles offshore).  OPA 90 applies to  all

U.S. and foreign-flag vessels.

      Under  OPA  90, a vessel owner or operator is liable  without fault  for  removal  costs  and damages,  including  economic  loss without physical damage to property, up to $1,200 per gross ton  of the  vessel.  The Company's largest vessel measures  144,139  gross tons;  therefore, the theoretical liability limit for  that  vessel would be $173 million.  When a spill is proximately caused by gross negligence, willful misconduct or a violation of a Federal  safety,

construction  or operating regulation, liability is unlimited.  OPA

90  did not preempt state law, and therefore states remain free  to

enact  legislation  imposing additional liability.   Virtually  all

coastal  states  have enacted pollution prevention,  liability  and response laws, many with some form of unlimited liability.

     In addition, OPA 90 imposes a requirement that tankers calling at  U.S. ports have double hulls. This requirement applies to newly

constructed  tankers  contracted  for  after  June  30,  1990,   or

delivered after January 1, 1994.  Beginning on January 1, 1995, the double-hull requirement is phased in for existing tankers.  The age requirement is reduced in stages so that by the year 2000,  tankers of  at  least  30,000  gross tons over 23 years  old  (and  tankers between  15,000 and 30,000 gross tons over 30 years old) must  have double  hulls,  and  by 2010, all tankers must have  double  hulls,

except  that  tankers  with  double bottoms  or  double  sides  are afforded an additional five years for compliance but must comply no later  than  January 1, 2015.  Tankers discharging at  a  deepwater

port  or  lightering  more  than 60 miles  offshore   will  not  be

required to have double hulls  until January 1, 2015.

      The  double-hull  requirement will not begin  to  affect  the

Company's  existing tanker fleet until near the end of the  decade,

with  most  of  the Company's vessels not affected until  the  next

decade.   Each of the 16 vessels in the Company's current fleet  to

which  the  double-hull requirements are expected to apply  in  the next  ten  years  will be at least 23 years old on  the  applicable double-hull requirement date and consequently near the end  of  its economic life.

      OPA  90 also requires owners and operators of vessels calling at  U.S. ports to adopt contingency plans for responding to a worst case  oil  spill under adverse weather conditions.  The plans  must include  contractual commitments with clean-up response contractors in  order  to  ensure  an  immediate  response  to  an  oil  spill.

Furthermore,  training programs and drills for  vessel,  shore  and response  personnel are required.  The Company  has  developed  and timely filed its vessel response plans with the United States Coast

Guard and has received preliminary approval of such plans.

      OPA 90 requires that an owner demonstrate its ability to meet

OPA   90's   liability  limits  in  accordance   with   regulations

promulgated by the Coast Guard.  While most owners would expect  to meet  such requirements by supplying evidence of adequate insurance coverage, currently proposed Coast Guard regulations would not deem such  coverage sufficient unless the insurer consents to be subject to  direct third-party suits in the United States, which the  major insurers  to date have declined to do.  Although it is not possible to  predict  the  outcome  of the pending rulemaking,  the  Company

believes   that  it  will  be  able  to  establish  its   financial

responsibility  under  the regulations as finally  adopted.   Until

final  regulations are promulgated, owners continue to be  able  to establish  evidence  of  financial  responsibility  under  existing regulations.

      OPA  90  and  regulations as well as various state  laws  and regulations  have  increased the cost of  operating,  insuring  and building  ships for operation in U.S. waters.  The  owners  of  all vessels that sail in U.S. waters will be subject to these increased

costs,   and   therefore  the  Company  does  not  expect   to   be

disadvantaged relative to its competition.

      International  Requirements for Double-Hulled  Vessels.   The

International  Maritime  Organization ("IMO")  adopted  regulations requiring double hulls on all oil tankers over 20,000 DWT  and  all product  tankers over 30,000 DWT for which building  contracts  are placed  after  July  5,  1993  or, in the  absence  of  a  building contract, that have keels laid after January 5, 1994, or  that  are

delivered  after  July  5,  1996.   Additionally,  the  regulations

require that any oil tanker over 20,000 DWT and any product  tanker over 30,000 DWT existing on July 6, 1995 that is not subject to the requirements  for  newbuilding set forth in the  previous  sentence must  have a double hull not later than 25 years after the date  of its delivery, unless it is fitted with segregated ballast tanks  or is designed so that loaded cargo does not exert outward pressure on the  vessel's  bottom  shell  plating in  excess  of  the  external hydrostatic  water pressure (hydrostatically balanced loading),  in which  case  the  vessel  need  not  comply  with  the  double-hull

requirement  until  30 years after the date of  its  delivery.   In

addition,  more  stringent  surveys of steel  condition  have  been instituted for existing vessels.

      These requirements will apply to all vessels trading to ports in  countries that are parties to the International Convention  for the  Prevention of Pollution by Ships, as amended ("MARPOL"), which include the world's major trading countries.

      The  United  States  has reserved its  position  on  the  IMO

regulations.   Since  the schedule for phasing in  the  double-hull

requirements  under  the IMO regulations is  in  certain  instances faster and in certain instances slower than the requirements  under

OPA  90,  if the United States does not accept the IMO regulations,

tankers trading between U.S. ports and ports in countries that  are parties to MARPOL will have to meet the requirements of the earlier of the two to apply.

      The  Company  believes  that as the double-hull  requirements

imposed   by   U.S.   law  and  international  conventions   become

applicable, some older vessels will be scrapped.  The impact of the double-hull  requirements of the IMO regulations on  the  Company's vessels will not be significantly different from the impact of  the double-hull requirements of OPA 90.

      INSURANCE.  Consistent with the currently prevailing practice in  the  industry, the Company presently carries a minimum of  $700 million of pollution coverage per occurrence on every vessel in its fleet.  While the Company has historically been able to obtain such insurance  at commercially reasonable rates, no assurances  can  be given  that such insurance will continue to be so available in  the future.


BULK SHIPPING MARKETS
- ---------------------
           Information  regarding the international  bulk  shipping

markets  and  the  markets  for U.S.-flag  vessels,  including  the

Alaskan  oil  trade, is set forth in the text of the  "Global  Bulk

Shipping Markets" section (pages 14 through 17) of the registrant's

Annual  Report  to  Shareholders for  1993,  which  information  is incorporated herein by reference.



CHANGES IN THE BULK FLEET
- -------------------------
           SALES:   As  part of the Company's ongoing modernization

program,  the  Company in 1993 sold two foreign-flag  single-hulled

97,800 DWT tankers, and two older foreign-flag 34,400 DWT dry  bulk carriers.  In the first quarter of 1994, a foreign-flag 28,950  DWT dry  bulk  carrier  was  sold, and a 50%-owned  older  foreign-flag single-hulled 252,350 DWT tanker was contracted for sale (scheduled to  be  delivered to the buyer upon completion of a charter at  the end of March 1994).

          VESSELS ON ORDER:  In 1993, the Company placed orders for

two  double-hulled 295,250 DWT tankers, scheduled for  delivery  in

1995.   With  the four double-hulled 93,650 DWT tankers ordered  in

1991 which are all scheduled for delivery by year-end 1994 (one  of which  was  delivered on March 10, 1994), the Company's newbuilding program  aggregated nearly 1 million DWT.  All of these  six  ships are being built by a major South Korean shipbuilder for delivery to the  Company's international fleet.  The commitments for these  six vessels are in U.S. Dollars; for additional information as of March

7,  1994  about  the commitments, see Note L(1)  to  the  Company's financial statements incorporated by reference in Item 8 below.

           The  Company's  newbuilding program, together  with  the

selective upgrading of the Company's fleet through acquisition  and disposition of existing tonnage, reflects changes that the  Company makes  from  time  to  time in light of its  continuing  review  of

changing  market  conditions.   There  is  no  assurance  that  the

Company's  fleet  will  expand, or that the  Company  will  acquire vessels or place orders for the construction of new vessels, to the same extent as in the past.

EMPLOYEES
- ---------
           At  March  7,  1994, the Company employed  approximately

1,955  seagoing  personnel to operate its ships.  The  Company  has collective  bargaining  agreements with  three  different  maritime unions, covering seagoing personnel employed on the Company's U.S.-

flag  vessels, which agreements are in effect through June 15, 1996 with  one of the unions and through June 15, 1994 with two  of  the unions.  Under the collective bargaining agreements, the Company is obligated  to  make  contributions to  pension  and  other  welfare

programs.   The  Company  believes  that  its  relations  with  its

employees are satisfactory.

U.S. SUBSIDIES
- --------------
           To  encourage private investment in U.S.-flag ships, the

Merchant  Marine Act of 1970 permits deferral of taxes on  earnings deposited  into  capital  construction  funds  and  amounts  earned thereon, which can be used for the construction or acquisition  of,

or  retirement  of debt on, qualified U.S.-flag vessels  (primarily those  limited to United States foreign and noncontiguous  domestic trades).  The registrant is a party to an agreement under the  Act.

Under  the  agreement, the general objective is (by use  of  assets accumulated  in  the  fund) for two vessels to  be  constructed  or acquired  by  the end of 1999.  If the agreement is  terminated  or amounts  are withdrawn from the capital construction fund for  non-

qualified  purposes, such amounts will then be subject  to  Federal income  taxes.  Provision has been made in the Company's  financial statements  for  deferred  taxes on the amounts  deposited  in  the capital construction fund and on the earnings thereon.  Monies  can remain tax deferred in the fund for a maximum period of twenty-five years (commencing January 1, 1987 for deposits prior thereto).  See

the   second  paragraph  of  Note  J  to  the  Company's  financial statements incorporated by reference in Item 8 below.

           The  Company does not receive any operating differential

subsidies  or  any  construction differential subsidies  under  the

Merchant Marine Act, 1936, as amended.

FINANCIAL HIGHLIGHTS
- --------------------
          In December 1993, the registrant successfully completed a

$200  million public offering of 8%, 10-year notes and  8.75%,  20-

year  debentures.  These securities were rated investment grade  by

Standard & Poor's.

           In  early March 1994, the registrant completed a  public

offering of 3,450,000 shares of its common stock, all of which were newly  issued  by the registrant.  This represents the registrant's first issuance of equity since 1972.

           Since early 1992, the Company has raised more than  $580

million  of long-term debt and equity capital through these  recent public offerings and through two private placements.



INVESTMENT IN CRUISE BUSINESS
- -----------------------------
            In   October  1992,  the  Company  invested   cash   of

approximately  $220  million for 49% of  the  equity  of  Celebrity

Cruise  Lines  Inc.  ("CCLI"), a joint venture  with  the  Chandris

Cruise  Division (an established cruise line operator unrelated  to the Company) that owns and operates five cruise vessels contributed to  it  by the co-venturer.  Three of the cruise ships are marketed under  the  trade  name of Celebrity Cruises and two  are  marketed under  the trade name of Fantasy Cruises.  In May 1993, the Company invested  additional cash of approximately $2.7  million  upon  the final  determination by CCLI's shareholders of the value of certain of  its assets.  Pursuant to the related agreements, CCLI functions as  an equal joint venture and the approval of both shareholders is required for all substantive policy matters.  All debt of the joint

venture  is  non-recourse  to the joint venture  partners.   It  is

anticipated that CCLI's earnings will be reinvested in  the  cruise business,  and  accordingly the Company has made no  provision  for

U.S. income taxation with respect to its share of CCLI's earnings.

           During  1993, CCLI's first full year of operation,  CCLI

contracted  to  build two 1,760-passenger cruise  ships  which  are scheduled  for  delivery  in  late  1995  and  the  Fall  of  1996,

respectively,  and obtained an option for a third sistership,  each

at  a  contract  price  of  approximately  $317.5  million.   These

vessels, designated as CCLI's new "Century" series, are all for the

Celebrity  Cruises fleet, which serves the premium segment  of  the

cruise  market.   The contracts are with the same  German  shipyard

which  built  the  two most recently delivered  new  ships  in  the

Celebrity fleet.  The contracts provide for shipyard arranged long-

term  bank financing to CCLI for a substantial portion of the  cost of  each  vessel.  For additional information about  CCLI  and  its fleets  and the CCLI commitments as of March 7, 1994, see the  text of  the  "CCLI" section (pages 18 through 20), including  the  CCLI fleet  table (page 18), and the CCLI fleet table in the "Review  of the  Fleet" section (page 22) of the registrant's Annual Report  to

Shareholders for 1993, which information is incorporated herein  by reference,  and  Note  D  to  the  Company's  financial  statements incorporated by reference in Item 8 below.

           In March 1994, CCLI exercised its option mentioned above

to  build  the  third 1,760-passenger cruise ship in its  "Century"

series.  Upon delivery of this third sistership, scheduled for  the

Fall  of  1997, CCLI's present passenger-carrying capacity  in  the premium segment of the cruise market will have more than doubled to over 9,000 berths.

      COMPETITION.  The cruise industry has evolved from  a  trans-

ocean  carrier  service into a vacation alternative  to  land-based resorts and sightseeing destinations.  The North American passenger cruise  industry  dominates the worldwide  cruise  market;  it  has experienced substantial growth over the past 25 years.

     The North American cruise market, which is the market in which

CCLI's  ships  primarily  operate, is characterized  by  large  and generally  well-capitalized companies and  is  highly  competitive.

There  are four companies in the industry each of which has a fleet

with   an   aggregate  number  of  berths  in  excess  of   10,000,

substantially  more  berths  than  CCLI's  current  fleet.   Larger

capacity   affords  fleet  owners  certain  economies   of   scale.

According  to  recently  published data,  the  top  six  companies,

including  CCLI, have approximately 68% of total capacity  and  the top fifteen companies have approximately 94% of total capacity.

      Cruise lines compete with other vacation alternatives such as

land-based   resort   hotels  and  sightseeing   destinations   for

consumers'  discretionary  income.   The  amount  of  discretionary

income  spent  on  vacations  is  influenced  by  general  economic

conditions.   Within the cruise industry, competition is  primarily

based on product quality, itinerary and price.  Product quality  is a  function of ship design, onboard facilities, amenities,  service and cuisine.

      REGULATORY  MATTERS.  Each ship is subject to regulations  of its  country of registry, including regulations issued pursuant  to international  treaties governing the safety of the  ship  and  its passengers.  Each country of registry conducts periodic inspections to  verify  compliance with these regulations.  In addition,  ships operating  from U.S. ports are subject to inspection  by  the  U.S.

Coast  Guard for compliance with international treaties and by  the

U.S. Public Health Service for sanitary conditions.

      With  respect to passengers to and from U.S. ports,  CCLI  is required  to  obtain  certificates from the U.S.  Federal  Maritime

Commission  and  the U.S. Coast Guard relating to  its  ability  to satisfy liabilities arising out of nonperformance of obligations to

passengers,  casualty or personal injury and water pollution.   The

Company   believes  CCLI  is  in  compliance  with   all   material

regulations applicable to its ships and has all licenses  necessary for the conduct of its business.

       The   International  Maritime  Organization's   SOLAS   1974

convention, which became effective in 1980 and was last amended  in

1992, established minimum safety, fire prevention and fire fighting standards  (the  "SOLAS '74 standards").  Under the  amended  SOLAS requirements,  by  October 1, 1997 all passenger  ships  must  have

upgraded  fire detection and fire fighting systems.   The  schedule

for   compliance  with  certain  other  aspects  of   the   amended

requirements  for  passenger vessels currently  meeting  SOLAS  '74 standards  extends  until  2005  or 15  years  after  construction,

whichever is later.

      Since substantial capital expenditures may be needed to bring older  vessels  into  compliance with the SOLAS  requirements  that become  applicable in 1997, it is likely that some ships for  which such  capital expenditures would not be economical will be  removed from the market.  Two of CCLI's Celebrity vessels were delivered in

1990  and  1992, respectively, and the third was rebuilt  in  1990.

Based on present estimates, any work necessary for these vessels to meet  SOLAS  requirements applicable in 1997 can  be  done  without material  capital  expenditures.  Whether the two  Fantasy  vessels will  be refitted to bring them into compliance with the 1997 SOLAS requirements will be determined at a later date.

ITEM 2.   PROPERTIES

          ----------
          See Item 1.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------
           The  Company  is a party, as plaintiff or defendant,  to

various suits for monetary relief arising principally from personal injuries,  collision or other casualty and to claims arising  under charter  parties, in each case in the ordinary course of  business.

All such personal injury, collision and casualty claims against the

Company are fully covered by insurance (subject to deductibles  not material  in amount).  Each of the other claims involves an  amount which  in the opinion of management is not material in relation  to the  consolidated current assets of the Company  as  shown  in  the

Company's  Consolidated  Balance Sheet as  at  December  31,  1993,

incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          ---------------------------------------------------

                             None.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------
                                                   Has Served as
Name                     Age     Position Held       Such Since
- ----                     ---     -------------     -------------
Morton P. Hyman          58      President         October 1971

Michael A. Recanati      36      Executive         February 1993
                                 Vice President

Robert N. Cowen          45      Senior Vice       February 1993
                                 President,
                                 Secretary,        June 1982
                                 General Counsel   November 1989

Gabriel Kahana           35      Senior Vice       February 1993
                                 President and
                                 Treasurer

Alan Carus               55      Controller        December 1987

           Messrs. Hyman, Recanati and Cowen are directors  of  the

registrant  and  Messrs.  Hyman and Recanati  are  members  of  the

Finance  and  Development Committee of its Board of Directors  (Mr.

Recanati is Vice Chairman of the Committee).  The term of office of each  executive  officer continues until the first meeting  of  the

Board of Directors of the registrant immediately following the next annual  meeting of its stockholders, to be held in June  1994,  and until the election and qualification of his successor.  There is no family relationship between the executive officers; Mr. Michael  A.

Recanati is a son of Mr. Raphael Recanati and a nephew of  Mr.  Ran

Hettena, directors of the registrant.

           Mr.  Morton  P.  Hyman has served as a director  of  the

registrant  since 1969.  Mr. Michael A. Recanati has  served  as  a director, senior vice president and treasurer of the registrant and as  an  officer and director of certain of its subsidiaries  during the  past  five years; he has also served as a director and  senior officer of Maritime Overseas Corporation ("MOC"), the agent for the

Company's  vessels referred to in the first paragraph  of  Item  1,

during  the past five years.  Mr. Robert N. Cowen has served  as  a director  of  the  registrant since June 1993, as  an  officer  and director  of  certain of the registrant's subsidiaries  during  the past  five years, and as a director of MOC since January  1991;  he also  serves as executive vice president and a director of Overseas

Discount  Corporation, which is engaged in the business of  finance and  investment.  Mr. Gabriel Kahana has served as an  officer  and director  of  certain of the registrant's subsidiaries  during  the past five years; he has also served as an officer of MOC during the

past  five  years.   Mr. Alan Carus has served as  an  officer  and

director  of  certain of the registrant's subsidiaries  during  the past  five  years; he has also served as a senior  officer  of  MOC during the past five years.



                              PART II
                             --------
           The  information  called for by Items  5  through  8  is

incorporated herein by this reference from the following respective portions  and  page numbers of the registrant's  Annual  Report  to

Shareholders for 1993:




             Item                  Incorporated from:
             ----                  -----------------

ITEM 5.Market for Registrant's    Last  three paragraphs under
       Common Equity and Related  "Shareholder Information" on
       Stockholder Matters        inside back cover; "Stock Price
                                  and Dividend Data" table on last
                                  page (page  29)  of
                                  "Management's Discussion and
                                  Analysis" section of "Financial
                                  and Corporate Data".

 ITEM 6.Selected Financial Data   The information for the years
                                  1989  through  1993  under
                                  "Eleven-Year  Statistical
                                  Review" section (pages 42 and
                                  43) of "Financial and Corporate
                                  Data".

ITEM 7.Management's Discussion    Information set forth in text
       and Analysis of Financial  of "Management's Discussion
       Condition and Results of   and Analysis" section (pages
       Operations                 26 through 29) of "Financial
                                  and Corporate Data".

ITEM 8.Financial Statements and   "Consolidated Statements of
       Supplementary Data         Income and Retained Earnings",
                                  "Consolidated Balance
                                  Sheets", "Consolidated
                                  Statements of Cash Flows"  and
                                  "Notes to Consolidated
                                  Financial Statements" sections
                                  (pages 31 through 41) of
                                  "Financial and Corporate Data".

               Additional Supplementary Data -
               Ratio of Fixed Charges
               ------------------------------

                The ratio of earnings to fixed charges for 1993 was
           1.27 and has been computed by dividing the sum of income before Federal income taxes and fixed charges by fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                             None.



                            PART III
                            --------
          The information called for by Items 10 through 13, except

for  the  information  set  forth in Part  I  above  regarding  the executive  officers  of the registrant, is incorporated  herein  by this  reference  from  the  following respective  portions  of  the definitive  proxy  statement  to be  filed  by  the  registrant  in connection with its 1994 Annual Meeting of Shareholders.


            ITEM                     INCORPORATED FROM:
            ----                     -----------------
ITEM 10. Directors and Executive     "Election of Directors"
         Officers of the Registrant

ITEM 11. Executive Compensation      "Compensation and Certain
                                     Transactions"*

ITEM 12. Security Ownership of       "Election of Directors"
         Certain Beneficial Owners   and "Information as to
         and Management              Stock Ownership"

ITEM 13. Certain Relationships and   "Election of Directors" and
         Related Transactions        "Compensation and Certain
                                     Transactions"*


                              PART IV

                              -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------
           (a)   See the accompanying index to financial statements

and schedules, and the accompanying Exhibit Index.

           (b)   Reports on Form 8-K:  The registrant did not  file

any report on Form 8-K during the quarter ended December 31, 1993.








- ----------------


* Excluding material under "Stockholder Return Performance Presentation" and "Executive Compensation Report of the Executive Compensation Committee and the Stock Option Committee".

                            SIGNATURES



    Pursuant  to  the requirements of Section 13 or  15(d)  of  the

Securities  Exchange Act of 1934, the registrant  has  duly  caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OVERSEAS SHIPHOLDING GROUP, INC.



                                By:  /s/ GABRIEL KAHANA
                                   -----------------------------
                                          Gabriel Kahana
                                Senior Vice President & Treasurer



Date:  March 28, 1994

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each of such persons appoints Morton P. Hyman and Gabriel Kahana, and each of them, as his agents and attorneys-in-fact, in his name, place and stead in all capacities, to sign and file with the SEC any amendments to this report and any exhibits and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact or either of them may lawfully do or cause to be done by virtue of this power of attorney.

                                By    /s/ MORTON P. HYMAN
                                  ------------------------------
                                  Morton P. Hyman, Principal
                                  Executive Officer and Director

                                By    /s/ GABRIEL KAHANA
                                  -------------------------------
                                  Gabriel Kahana, Principal
                                  Financial Officer


                                By    /s/ ALAN CARUS
                                  -------------------------------
                                  Alan Carus, Controller


                                By    /s/ RAN HETTENA
                                  -------------------------------
                                  Ran Hettena, Director


                                By    /s/ GEORGE C. BLAKE
                                  -------------------------------
                                  George C. Blake, Director


                                By    /s/ SOLOMON N. MERKIN
                                  -------------------------------
                                  Solomon N. Merkin, Director


                                By   /s/ WILLIAM L. FROST
                                  -------------------------------
                                  William L. Frost, Director


                                By   /s/ JOEL I. PICKET
                                  -------------------------------
                                  Joel I. Picket, Director


                                By  /s/ THOMAS H. DEAN
                                  -------------------------------
                                  Thomas H. Dean, Director


                                By  /s/ ROBERT N. COWEN
                                  -------------------------------
                                  Robert N. Cowen, Director

Date:  March 28, 1994

FORM 10-K--ITEM 14(a) (1) and (2)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Overseas Shipholding Group, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1993 are incorporated by reference in Item 8:

     Consolidated Balance Sheets--December 31, 1993 and 1992
     Consolidated Statements of Income and Retained Earnings--
       Years Ended December 31, 1993, 1992 and 1991
     Consolidated Statements of Cash Flows--
       Years Ended December 31, 1993, 1992 and 1991
     Notes to Financial Statements--December 31, 1993

The following financial statement schedules of Overseas
Shipholding Group, Inc. and subsidiaries are included in
Item 14(d):

       Schedule  V--Property, Plant and Equipment
       Schedule VI--Accumulated Depreciation, Depletion and
                    Amortization of Property, Plant and
                    Equipment
       Schedule IX--Short-Term Borrowings
       Schedule  X--Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

The following consolidated financial statements of Celebrity
Cruise Lines Inc. and subsidiaries are included in Item 14(d):

     Consolidated Balance Sheets -- December 31, 1993 and 1992 Consolidated Statements of Earnings -- Year Ended
        December 31, 1993 and Period from October 1, 1992 (Commencement of Operations) to December 31, 1992
     Consolidated Statements of Stockholders' Equity -- Year
        Ended December 31, 1993 and Period from October 1, 1992 (Commencement of Operations) to December 31, 1992
     Consolidated Statements of Cash Flows -- Year Ended
        December 31, 1993 and Period from October 1, 1992 (Commencement of Operations) to December 31, 1992
     Notes to Financial Statements -- December 31, 1993

The following financial statement schedules of Celebrity Cruise
Lines Inc. and subsidiaries are included in Item 14(d):

     Schedule  V --Property, Plant and Equipment
     Schedule VI --Accumulated Depreciation, Depletion and
                   Amortization of Property, Plant and Equipment
     Schedule IX --Short-Term Borrowings
     Schedule  X --Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.








FSTATE.8

REPORT OF INDEPENDENT AUDITORS



To the Shareholders
Overseas Shipholding Group, Inc.


We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audit also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A6 to the consolidated financial statements, in 1992, the Company changed its method of accounting for income taxes, in accordance with Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes."





                                   ERNST & YOUNG


March 7, 1994

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

              COL. A                   COL. B           COL. C            COL. D          COL. E              COL. F
                                    BALANCE AT                                         OTHER CHANGES--
         CLASSIFICATION            BEGINNING OF      ADDITIONS AT        RETIREMENTS    ADD (DEDUCT)-       BALANCE AT
                                      PERIOD            COST                                DESCRIBE        END OF PERIOD

Year ended December 31, 1993:
 Vessels                         $ 1,257,896,000   $   8,845,000(c)  $59,356,000(e)  ($  9,874,000)(b)   $ 1,197,511,000

 Vessels under construction          111,442,000     154,693,000(a)                                          266,135,000
                                 ---------------   -------------     -----------      ------------         --------------
                                 $ 1,369,338,000   $ 163,538,000     $59,356,000     ($  9,874,000)      $ 1,463,646,000
                                 ===============   =============     ===========     ==============      ===============

 Vessels under capital leases    $   259,477,000                                                         $   259,477,000
                                 ===============                                                         ===============

Year ended December 31, 1992:
 Vessels                         $ 1,215,606,000   $  22,940,000(c)                   $ 19,350,000(d)    $ 1,257,896,000

 Vessels under construction           55,045,000      56,397,000(a)                                          111,442,000
                                 ---------------   -------------                      ------------        ---------------
		 				                          $ 1,270,651,000      79,337,000                      $ 19,350,000       $ 1,369,338,000
                                 ===============   =============                      ============       ===============

 Vessels under capital leases    $   259,477,000                                                         $   259,477,000
                                 ===============                                                         ===============

Year ended December 31, 1991:
 Vessels                         $ 1,245,792,000   $   4,360,000(c)   $44,046,000(e)  $  9,500,000(f)    $ 1,215,606,000

 Vessels under construction                           55,045,000(a)                                           55,045,000

                                 ---------------    ------------      -----------    -------------         -------------

                                 $ 1,245,792,000    $ 59,405,000      $44,046,000     $  9,500,000       $ 1,270,651,000
                                 ===============    ============      ===========    =============       ===============

 Vessels under capital leases    $   259,477,000                                                         $   259,477,000
                                 ===============                                                         ===============






FSTATE.03


        OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

      SCHEDULE V-- PROPERTY, PLANT AND EQUIPMENT--CONTINUED

Notes:

     (a)--Substantially represents progress payments to shipyards for vessels under construction.

     (b)--Represents the cost of a vessel contributed to a newly formed 49%-owned bulk shipping joint venture.

     (c)--Represents additions to existing vessels during the year.

     (d)--Represents the carrying amount of a vessel reclassified from investments in bulk shipping joint ventures, upon dissolution of a partnership.

     (e)--Represents the cost applicable to vessels sold.

     (f)--Represents the carrying amount of a vessel reclassified from net investment in direct financing leases, upon conclusion of charter.

     (g)--Depreciation and amortization of vessels is computed for financial reporting purposes by the straight-line method using a vessel life of 25 years and for vessels under capital leases over 22 or 25 years, representing the terms of the leases.



FSTATE.7


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

           COL. A                   COL. B           COL. C          COL. D             COL. E             COL. F
                                BALANCE AT     ADDITIONS CHARGED                   OTHER CHANGES--
                                BEGINNING OF   TO COSTS AND                         ADD (DEDUCT)-      BALANCE AT
         DESCRIPTION               PERIOD          EXPENSES        RETIREMENTS        DESCRIBE         END OF PERIOD

Year ended December 31, 1993:
  Vessels                                                                           ($ 3,175,000)(c)
                                                                                        (348,000)(a)
                                                                                     -----------
                                 $443,443,000    $47,779,000(b)   $23,835,000(d)    ($ 3,523,000)        $463,864,000
                                 ============    ===========      ===========        ===========         ============

  Vessels under capital leases   $118,250,000    $10,955,000                        ($    70,000)(a)     $129,135,000
                                 ============    ===========                         ===========         ============

Year ended December 31, 1992:
  Vessels                                        $ 1,259,000(e)
                                                  45,768,000(b)
                                                 -----------
                                 $395,946,000    $47,027,000                         $   470,000(a)      $443,443,000
                                 ============    ===========                         ===========         ============

  Vessels under capital leases   $107,365,000    $10,704,000                         $   181,000(a)      $118,250,000
                                 ============    ===========                         ===========         ============

Year ended December 31, 1991:
  Vessels                        $373,326,000    $45,253,000(b)   $22,687,000(d)     $    54,000(a)      $395,946,000
                                 ============    ===========      ===========        ===========         ============

  Vessels under capital leases   $ 96,480,000    $10,961,000                        ($    76,000)(a)     $107,365,000
                                 ============    ===========                         ===========         ============




FSTATE.02



           OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


 SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                PROPERTY, PLANT AND EQUIPMENT--CONTINUED
   Notes:

     (a)--Represents net change for the year in depreciation or amortization included in "Advance Time Charter Revenues" and "Other Assets".

     (b)--Represents depreciation.

     (c)--Represents accumulated depreciation applicable to a vessel contributed to a newly formed 49%-owned bulk shipping joint venture.

     (d)--Represents accumulated depreciation applicable to vessels sold.

     (e)--Represents a provision for loss in connection with a vessel disposed of subsequent to December 31, 1992.


FSTATE.9



                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                       SCHEDULE IX - SHORT-TERM BORROWINGS

            COL. A                  COL. B        COL. C           COL. D              COL. E           COL. F
                                                                                                      WEIGHTED
                                                                                                      AVERAGE
                                BALANCE AT                      MAXIMUM AMOUNT    AVERAGE AMOUNT   INTEREST RATE
     CATEGORY OF AGGREGATE        END OF    WEIGHTED AVERAGE     OUTSTANDING       OUTSTANDING       DURING THE
     SHORT-TERM BORROWINGS        PERIOD     INTEREST RATE    DURING THE PERIOD  DURING THE PERIOD    PERIOD

Year ended December 31, 1993:
  Notes payable to banks            -             -             $34,000,000      $  436,000            3.7%

Year ended December 31, 1992:
  Notes payable to banks            -             -             $29,000,000      $2,456,000            4.3%

Year ended December 31, 1991:
  Notes payable to banks            -             -             $32,000,000      $1,452,000            6.3%






Notes:
     (a)--The average amount outstanding during the period was computed based on the actual period that each borrowing was outstanding.

    (b)--The weighted average interest rate during the period was computed by dividing the total short-term interest expense by the average short-term borrowings outstanding.

FSTATE.04



           OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

        SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


            COL. A                           COL. B
             ITEM               CHARGED TO COSTS AND EXPENSES

                                       Year Ended December 31,
                               --------------------------------------
                                  1993          1992         1991
                               ----------   -----------   -----------
  Maintenance and repairs      $39,297,000  $39,794,000   $38,341,000





   Note:

   (a)--Items other than maintenance and repairs have been excluded because they are either not applicable or are less than 1% of total revenues.





   FSTATE.6


REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Celebrity Cruise Lines Inc.


We have audited the accompanying consolidated balance sheets of Celebrity Cruise Lines Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended December 31, 1993 and the period from October 1, 1992 (commencement of operations) through December 31, 1992. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celebrity Cruise Lines Inc. and subsidiaries at December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for the year ended December 31, 1993 and the period from October 1, 1992 (commencement of operations) through December 31, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Athens, Greece
March 7, 1994

                              MOORE STEPHENS   ERNST & YOUNG

                 CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         AT DECEMBER 31, 1993 AND 1992

                                                   1993          1992
Current Assets
   Cash and cash equivalents                $ 124,889,067 $ 170,486,148
   Receivables                                  7,350,710     6,314,431
   Inventories, principally stores              7,623,606     7,267,311
   Prepaid expenses and other current assets    7,480,517    11,213,238
                                             ------------   -----------
          Total current assets                147,343,900   195,281,128


Vessels and equipment, net (Notes 5 and 7)    670,459,686   635,403,414
Other assets (Note 3)                          24,382,344    16,400,000
Intangibles, net of accumulated
   amortization of $ 754,658 in 1993
   and $ 153,988 in 1992                       23,689,369    20,851,898
                                              ------------   -----------

                                             $ 865,875,299 $ 867,936,440
                                               ===========   ===========

Current Liabilities
   Short-term debt   (Note 6)                             $   2,166,000
   Current portion of long-term
     debt (Note 7)                          $  42,593,169    43,316,409
   Revenue received in advance                 37,477,172    29,078,977
   Accounts payable                            19,816,516    23,506,337
   Interest payable                             6,939,517     7,582,833
   Accrued expenses and other
     current liabilities (Note 4)               6,378,594     2,936,985
                                              -----------   -----------
           Total current liabilities          113,204,968   108,587,541

Long-term Debt (Note 7)                       286,624,644   312,940,165


Stockholders' Equity
   Ordinary shares, par value $10 per share
     Class C-Authorized 5,100,000 shares;
            issued and outstanding
            2,550,000 shares                   25,500,000    25,500,000
     Class O-Authorized 4,900,000 shares;
            issued and outstanding
            2,450,000 shares                   24,500,000    24,500,000
   Additional paid-in capital                 402,418,551   396,839,892
   Retained earnings (deficit)                 13,627,136      (431,158)
                                              -----------    ----------
            Total Stockholders' Equity        466,045,687   446,408,734
                                              -----------   -----------
Commitments and contingency (Note 9)
                                            $ 865,875,299 $ 867,936,440
                                              ===========   ===========

The accompanying notes are an integral part of these financial statements.







                 CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
   FOR THE YEAR ENDED DECEMBER 31, 1993 AND THE PERIOD FROM OCTOBER 1, 1992
               (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1992




                                                   1993          1992
Gross Revenues                                $315,115,879   $68,046,256



Expenses:
     Operating (Note 4)                        203,014,909    53,817,586
     Selling, general and administrative
       (Note 4)                                 56,036,120     5,270,996
     Depreciation and amortization              22,231,578     5,426,041
                                               -----------    ----------
                                               281,282,607    64,514,623

Operating Income                                33,833,272     3,531,633


Other income net, including, in 1992, gain
on sale of vessel of $2,190,466                    583,812     2,190,466
                                                ----------    ----------
                                                34,417,084     5,722,099

Interest expense, net of interest income
of $5,845,702 in 1993 and $1,381,985 in 1992    20,358,790     6,153,257
                                               -----------    ----------



Net earnings (loss)                           $ 14,058,294  $  (431,158)
                                               ===========   ===========


The accompanying notes are an integral part of these financial statements.

                 CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 1993 AND THE PERIOD FROM OCTOBER 1, 1992
               (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1992


                         Ordinary Shares
                                                      Additional
                     Number of Shares                   Paid-In      Retained
                     Class C   Class O      Amount      Capital      Earnings
Net Assets
contributed in
exchange for
Class C shares      2,550,000               $25,500,000  $202,388,346

Cash contributed
in exchange for
Class O shares                   2,450,000   24,500,000   194,451,546

Net loss from
October 1, 1992 to
December 31, 1992	                                                     $  (431,158)
                   ----------    ---------   ----------   -----------  ------------

Balances at
December 31, 1992  2,550,000     2,450,000   50,000,000   396,839,892     (431,158)

Final determination
of net assets
contributed in
exchange for
Class C shares                                              2,845,117

Additional cash
contributed in
exchange for
Class O shares                                              2,733,542

Net earnings for
the year ended                                                          14,058,294
December 31, 1993 _________     _________   __________    ___________   __________


Balances at
December 31, 1993 2,550,000     2,450,000  $50,000,000   $402,418,551  $13,627,136
                  =========     =========   ==========    ===========  ==========


The accompanying notes are an integral part of these financial statements.


                 CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE YEAR ENDED DECEMBER 31, 1993 AND THE PERIOD FROM OCTOBER 1, 1992
               (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1992
                                                        1993           1992
Cash flows from operating activities
 Net earnings (loss)                           $   14,058,294 $    (431,158)

Item included in net earnings not affecting
  cash flows:
 Depreciation and amortization                     22,231,578     5,426,041
 Equity in income of joint venture                   (803,594)
Item included in net earnings related to
  investing activities:
 Gain on sale of vessel                                          (2,190,466)
Changes in operating assets and liabilities,
  net of effects of net assets contributed          2,851,826       419,448
                                                  -----------   -----------
   Cash provided by operating activities           38,338,104     3,223,865
                                                  -----------   -----------

Cash flows from investing activities
 Additions to vessels and equipment               (54,864,183)     (675,467)
 Cash related to acquisitions (1)                   2,505,947
 Proceeds from sale of vessel (2)                                 4,790,466
 Purchase of investment                            (5,000,000)
                                                   -----------  -----------
   Cash (used in) provided by investing activities(57,358,236)    4,114,999
                                                   -----------  -----------

Cash flows from financing activities
 Proceeds from issuance of common stock (3)         2,733,542   247,210,818
 Proceeds from long-term debt                      18,277,648
 Repayments of short-term debt                     (2,166,000)   (4,740,503)
 Repayments of long-term debt                     (45,316,409)  (17,394,554)
 Payment of obligation related to acquisition of
  50% interest in two vessels                                   (58,778,477)
 Other                                               (105,730)   (3,150,000)
                                                   ----------   -----------
   Cash (used in) provided by financing activities(26,576,949)  163,147,284
                                                  -----------   -----------

(Decrease)/ increase in cash and cash equivalents (45,597,081)  170,486,148
 Balance at beginning of period                   170,486,148
                                                  -----------   -----------
 Balance at end of period                       $ 124,889,067  $170,486,148
                                                  ===========  ============

 (1) Assets of $7,448,857 (including cash of $2,505,947) and liabilities of an equivalent amount were recorded in connection with the acquisition of certain companies previously owned by Chandris (see Note 1).

 (2) Excludes purchase money mortgage of $1,900,000 maturing in 1996 and 1997, which is included in other assets.

 (3) In 1992, cash of $28,259,272 included in the $247,210,818 and vessels and other assets with a fair value of $706,076,102 were contributed to and liabilities of $506,447,028 were assumed by the Company in exchange for 2,550,000 shares of Class C common stock issued in connection with the formation of the joint venture. In 1993, cash of $2,733,542 was contributed to the Company and assets with a fair value of $2,845,117 were recorded by the Company, both as additional paid-in capital.

   Supplemental Cash Flow Information
   Interest paid was $27,853,715 in 1993 and $1,356,072 in 1992, including capitalized interest of $1,397,367 in 1993.

 The accompanying notes are an integral part of these financial statements.

                 CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 1993 and 1992


   1. Organization

             Celebrity Cruise Lines Inc. ("Company"), a Cayman Islands corporation, was formed pursuant to agreements dated September 23, 1992 which became effective October 1, 1992. The agreements provide that the Company be operated as an equal joint venture and that all substantive policy matters be approved by both stockholders ("Approval Requirement"). In October 1992, the Chandris Group ("Chandris") contributed net assets valued (subject to final determination by the shareholders - see below) pursuant to the terms of the joint venture agreement at $227,888,346 in exchange for all of the Company's Class C shares (51% of the Company's equity) and Overseas Shipholding Group, Inc. ("OSG") contributed cash of $218,951,546 for all of the Company's Class O shares (49% of the Company's equity). The Class C shares and the Class O shares each carry one vote (subject to the Approval Requirement) and rank pari passu in all material respects. Liabilities of Chandris assumed included long-term debt and an obligation to pay for a 50% interest in two of the vessels (which obligation was paid).

            The aforementioned net assets contributed by Chandris included six vessels, intangibles and certain other assets, the latter valued, for the purpose of determining the capital contributions by the stockholders, by a method specified in the joint venture agreement. In May 1993 a final determination of the value of the net assets contributed by Chandris was made and an additional $2,845,117 was credited to capital as a result thereof; accordingly, OSG contributed to capital an additional $2,733,542 in cash.

            From October 1, 1992 to December 31, 1992 certain services related to sales, marketing and the operation of the vessels were provided by related entities (see Note 4). Effective January 1, 1993 the Company acquired the net assets (the amount of which was not material) of these entities for consideration which was not material. The net assets acquired included a 40% interest in a corporate joint venture. These services are being performed by subsidiaries of the Company and the joint venture since January 1, 1993.

   2. Significant Accounting Policies

       (a)The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The Company's investment in a joint venture (see Note 1) is accounted for by the equity method. The Company's equity in the net income of the joint venture is reflected in other income.

                 CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 1993 and 1992

2.   Significant Accounting Policies (cont'd)

       (b)Interest bearing deposits which are highly liquid investments and have a maturity of three months or less when purchased have been included in cash and cash equivalents.

       (c)Vessels and equipment as of October 1, 1992 and fixed assets acquired on January 1, 1993 (see Note 1) were recorded at amounts assigned to them by the stockholders (substantially all based on independent appraisal) in connection with the capital contributions. All subsequent additions to vessels and equipment have been recorded at cost. Depreciation is calculated using the straight-line method based on cost, less estimated salvage value, over the assets estimated useful lives which primarily range for vessels from 20 to 30 years and for equipment from 5 to 10 years.

       (d)Drydock costs are amortized on a straight-line basis over the period to the next drydocking.

       (e)The countries in which the Company and its subsidiaries are incorporated impose, with regard to shipping companies, taxes based on the tonnage, not the income, of the vessels. Tonnage taxes paid by the companies have been included in operating expenses. The Company and its subsidiaries do not pay United States income taxes under exemptions available pursuant to the Internal Revenue Code.

       (f)Inventories are recorded at the lower of first-in, first-out cost or market.

       (g)Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars, which is the functional currency, at year end rates and foreign currency income and expense transactions are translated at the average weekly rate. Gains and losses on foreign currency transactions were not material.

       (h)Customer cruise deposits, which represent unearned income, are recorded as liabilities when received and are recognized as cruise revenue on a completed voyage basis for cruises with durations of 12 days or less and on a pro-rata basis for cruises in excess of 12 days.

       (i)Intangibles   arose   from  the  valuation  (based   on   independent
           appraisal) of net assets contributed by Chandris (see Note 1) and are being amortized using the straight-line method over 40 years.

3.   Restricted Cash and Cash Equivalents

         At December 31, 1993 and 1992, other assets includes $ 16,143,223 and $14,500,000, respectively, of cash and cash equivalents which is restricted as to withdrawal pursuant to certain loan agreement covenants (see Note 7).

                CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 1993 and 1992

4.   Related Party Transactions

          During 1993, net amounts paid to a joint venture (see Note 1) for certain operating services totalled $26,951,924 and $1,298,884 is due to this entity at December 31, 1993.

          During 1992, the Company was a party to management agreements which provided that various services related to sales, marketing and the operation of the vessels be performed by certain companies that were owned by Chandris (see Note 1). Fees charged by these companies and included in operating expenses totalled $4,673,087 in 1992 and $3,230,532 was due from companies owned by Chandris at December 31, 1992 which amount was paid in 1993.

5.   Vessels and Equipment

      At   December  31,  1993  and  1992,  vessels,  including  vessels  under
      construction  at  December  31,  1993,  and  equipment  consist  of   the
      following:

                                               1993             1992

          Vessels                           $694,216,771   $640,675,467
          Office equipment                     3,135,876
                                             -----------    -----------
                                             697,352,647    640,675,467
          Accumulated depreciation            26,892,961      5,272,053
                                             -----------    -----------
                                            $670,459,686   $635,403,414
                                             ===========    ===========

6.   Short-Term Debt

          The Company has available approximately $9,800,000 of revolving lines of credit with banks, of which $7,000,000 is available through March 1995 and bears interest at 1.5% below the applicable basic interest rate of Eurodollar overdraft facilities on open account. The balance of the lines remain available provided cash collateral in an amount equal to the lines is on deposit with the bank and they bear interest at the prime rate.

7.   Long-Term Debt

           At December 31, 1993 and 1992, long-term debt consists of the following bank term loans which are secured by the Company's vessels:


                                                1993          1992
     Variable rate loans bearing interest
      at rates ranging from LIBOR plus 1%
        to 1.25% due through 2006          $102,817,629   $ 92,550,038

     Fixed rate loans bearing interest
      substantially at 8% due through 2000  226,400,184    263,706,536
                                            -----------    -----------
                                            329,217,813    356,256,574
     Less current portion                    42,593,169     43,316,409
                                            -----------    -----------
                                           $286,624,644   $312,940,165
                                            ===========    ===========

                CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 1993 and 1992

7.   Long-Term Debt (cont'd)

     Aggregate principal payments to be made on long-term debt for the five years subsequent to December 31, 1993 are:

               1994               $42,593,169
               1995                41,508,304
               1996                41,508,304
               1997                46,505,699
               1998                44,821,442

     Certain subsidiaries are required, pursuant to their debt agreements, to create, based on available cash flow, cash debt reserves totaling approximately $12,700,000. Other of their loan agreements require debt reserves of up to $20,000,000, payable in semi-annual installments. At December 31, 1993 and 1992, the balance of these reserves amounted to $ 16,143,223 and $12,000,000, respectively (see Note 3). The payment of dividends by certain subsidiaries is limited under certain agreements to 50% of their annual earnings (as defined) after the required reserves have been established; under certain circumstances, a dividend of 10% of "net profits" (as defined in the agreements) is permitted.


8.   Fair Value of Financial Instruments

     Cash and Cash Equivalents

     The carrying amounts reported in the balance sheets approximate fair value.

     Debt

     The carrying amounts of short-term debt reported in the balance sheets approximate their fair value. The fair value of the Company's long-term debt (including current portion), which is principally OECD export financing, also approximated its carrying amounts in the balance sheets based on the rates currently available for similar debt with similar terms.

     Foreign Currency Forward Contracts

     At December 31, 1993, the Company had contracts maturing on various dates through October 1994 to sell various foreign currencies.

     The fair value of foreign currency forward contracts is the amount the Company would receive if the contracts were closed at the balance sheet date. At December 31, 1993, this amount approximated $13,568.

                CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 1993 and 1992

9.   Capital Commitments and Contingent Liabilities

     As of March 7, 1994 the Company has commitments with an aggregate unpaid cost of $570,000,000 for the construction of two cruise ships. Delivery of the first ship is scheduled for late 1995 and delivery of the second ship is scheduled for late 1996. Unpaid costs are net of progress payments of $64,300,000 (including $15,400,000 paid subsequent to December 31, 1993). The Company has an option, which it intends to exercise, for the construction of a third ship at a cost of approximately $317,500,000. Financing has been arranged for substantially all the unpaid cost of these ships.

     The Company is contingently liable for up to $16,500,000 to reimburse an insurance company for any amounts paid by the insurance company under a bond posted by it with the U.S. Federal Maritime Commission.

     The Company leases office space under operating lease agreements expiring through November 2000. The future minimum rental payments required under these lease agreements are as follows:

          Year Ending December 31,         Minimum Annual Rental
                  1994                      $ 1,155,188
                  1995                          966,948
                  1996                          710,403
                  1997                          955,558
                  1998                          898,597
            After 1998                        2,026,475

     Rent expense for the year ended December 31, 1993 was $1,268,218. Rent expense includes certain escalation costs that are not reflected in the minimum annual rental commitments.

10.  Pension Plan

     The Company has pension plans, which are principally defined contribution plans, in various countries. The plan maintained in the United States is qualified under section 401(k) of the Internal Revenue Code and covers all eligible employees. The Company matches a percentage of employee contributions to the plan. Pension expense, principally related to the 401 (k) plan, for the year ended December 31, 1993 was $634,031.

                  CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

    COL. A            COL. B           COL. C            COL. D           COL. E            COL. F
                    BALANCE AT                                           OTHER CHANGES     BALANCE
                    BEGINNING        ADDITIONS                          ADD (DEDUC
T)-    AT END
  CLASSIFICATION    OF PERIOD         AT COST          RETIREMENTS       DESCRIBE         OF PERIOD

  Year ended
  December 31, 1993

  Vessels          $640,675,467      $53,541,304 (a)                                   $694,216,771
  Office equipment                    $1,812,997 (b)
                                      $1,322,879                                         $3,135,876

                   ------------       -----------       -----------      ------------  ------------
                   $640,675,467      $56,677,180                                       $697,352,647
                   ============      ===========                                       ============
  Period from
  October 1, 1992
  to
  December 31, 1992
  Vessels                    0     $644,500,000 (c)    $4,500,000 (d)                 $640,675,467
                                       $675,467

Notes:
(a)  Represents vessels under construction.
(b)  Represents the fair value of office equipment acquired in connection with the acquisition of certain companies.
(c)  Represents the fair value of vessels contributed in exchange for common stock.
(d)  Represents the fair value allocated to vessel sold.
(e)  Depreciation is calculated using the straight-line method using vessel lives that range for vessels from 20 to 30 years and for office equipment from 5 to 10 years.

                  CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

    COL. A            COL. B           COL. C            COL. D           COL. E            COL. F
                                     ADDITIONS
                    BALANCE AT       CHARGED TO                        OTHER CHANGES     BALANCE
                    BEGINNING        COSTS AND                          ADD (DEDUCT)-     AT END
  DESCRIPTION       OF PERIOD         EXPENSES         RETIREMENTS       DESCRIBE         OF PERIOD

  Year ended
  December 31, 1993

  Vessels           $5,272,053      $21,241,856                                        $26,513,909
  Office equipment                     $379,052                                           $379,052

                   -----------      -----------       -----------      ----------      -----------
                    $5,272,053      $21,620,908                                        $26,892,961
                  ============      ===========                                       ============
  Period from
  October 1, 1992
  to
  December 31, 1992

  Vessels                    0       $5,272,053                                         $5,272,053


                  CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
                       SCHEDULE IX - SHORT TERM BORROWINGS

    COL. A            COL. B           COL. C            COL. D           COL. E            COL. F
                                                                                           WEIGHTED
                                                        MAXIMUM          AVERAGE           AVERAGE
  CATEGORY OF                                            AMOUNT           AMOUNT           INTEREST
  AGGREGATE         BALANCE AT            WEIGHTED     OUTSTANDING      OUTSTANDING         RATE
  SHORT-TERM             END OF           AVERAGE        DURING THE       DURING THE        DURING
  BORROWINGS             PERIOD           INTREST RATE   PERIOD           PERIOD          THE PERIOD

  Year ended
  December 31, 1993

  Credit Line                0             4.8%        $4,416,313       $1,491,614           4.47%

  Period from
  October 1, 1992
  to
  December 31, 1992

  Notes payable
  to banks          $2,166,000               6%        $6,866,063       $3,103,844           5.57%

Notes:
(a)  The average amount oustanding during the period was calculated based on daily amounts outstanding.
(b)  The weighted average interest rate during the period was calculated by annualizing total short-term interest expense divided by the average amount oustanding.


             CELEBRITY CRUISE LINES INC. AND SUBSIDIARIES
        SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



            COL. A                        COL. B
                                        CHARGED TO
             ITEM                   COSTS AND EXPENSES


                               Year ended      Period from October 1,
                           December 31, 1993  1992 to December 31,1992
                           -----------------  ------------------------
  Maintenance and repairs      $5,196,956          $1,463,245
  Passenger taxes             $13,135,259          $2,428,840
  Advertising costs           $25,599,916          $5,270,996

Note:
(a) Other items have been excluded because they are either not applicable or are less than 1% of total revenues


	                                                        Exhibit Index

 3(i)     Certificate  of  Incorporation of  the  registrant,  as
          amended  to  date  (filed  as  Exhibit  3(a)   to   the
          registrant's Form 10-K for 1988 and incorporated herein by reference).

*3(ii)    By-Laws of the registrant, as amended January 28, 1994.

 4(a)(1) Credit Agreement dated as of February 9, 1990 among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4(a) to the registrant's Form 10-K for 1989 and incorporated herein by reference).

 4(a)(2)  Amendment  No. 1 dated as of April 17, 1990  to  Credit
          Agreement referred to above (filed as Exhibit 4 to the registrant's Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference).

 4(a)(3)  Amendment No. 2 dated as of October 19, 1990 to  Credit
          Agreement referred to above (filed as Exhibit 4 to the registrant's Form 10-Q for the quarter ended September
          30, 1990 and incorporated herein by reference).

 4(a)(4)  Amendment No. 3 dated as of November 16, 1990 to Credit
          Agreement referred to above (filed as Exhibit 4(a)(4) to the registrant's Form 10-K for 1990 and incorporated herein by reference).

 4(a)(5)  Amendment No. 4 dated as of December 10, 1991 to Credit
          Agreement referred to above (filed as Exhibit 4(a)(5) to the registrant's Form 10-K for 1991 and incorporated herein by reference).

 4(a)(6)  Amendment No. 5 dated as of December 29, 1992 to Credit
          Agreement referred to above (filed as Exhibit 4(a)(6) to the registrant's Form 10-K for 1992 and incorporated herein by reference).

 4(b) Form of Note Purchase Agreement dated as of March 1, 1992 between the registrant and each of the purchasers of its senior notes (filed as Exhibit 4(b) to the registrant's Form 10-K for 1991 and incorporated herein by reference).

 4(c) Form of Note Purchase Agreement dated as of June 1, 1993 between the registrant and each of the purchasers of its senior notes (filed via EDGAR as Exhibit 4 to the registrant's Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.)

 *4(d)(1) Form  of Indenture dated as of December 1, 1993 between the  registrant and The Chase Manhattan Bank  (National
          Association)  providing  for  the  issuance   of   debt
          securities by the registrant from time and time.

 *4(d)(2) Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture.

 *4(d)(3) Form   of  8%  Notes  due  December  1,  2003  of   the
          registrant.

 *4(d)(4) Form of 8-3/4% Debentures due December 1, 2013 of the registrant.

          NOTE: The Exhibits filed herewith do not include other instruments authorizing long-term debt of the registrant and its subsidiaries, none of which exceeds 10% of total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of each such instrument to the Commission upon request.

 10(a) Form of Agency Agreements between Maritime Overseas Corporation and each of the registrant's majority-owned subsidiaries that owns or operates a U.S.-flag vessel (refiled as Exhibit 10(a) to the registrant's Form 10-K for 1989 and incorporated herein by reference).

 10(b) Form of Agency Agreements between Maritime Overseas Corporation and each of the registrant's majority-owned subsidiaries that owns or operates a foreign-flag vessel (refiled as Exhibit 10(b) to the registrant's Form 10-K for 1989 and incorporated herein by reference).

 10(c)(1) Form  of  Management Agreement dated as of  January  1,
          1985 between Lion Insurance Company Ltd. and Maritime Overseas Corporation (filed as Exhibit 10(c)(2) to the registrant's Form 10-K for 1985 and incorporated herein by reference).

 10(c)(2) Form  of  Amendment No. 1 dated as of April 1, 1986  to the Management Agreement between Lion Insurance Company Ltd. and Maritime Overseas Corporation (filed as
          Exhibit 10(c)(2) to the registrant's Form 10-K for 1986 and incorporated herein by reference).

 10(d)(1) Form  of General Services Agreement dated December  31,
          1969 between the registrant and Maritime Overseas Corporation (the form of which was filed as Exhibit 13(3) to Registration Statement No. 2-34124 and is incorporated herein by reference).

 10(d)(2) Form  of  Amendment  dated as of  January  1,  1975  to
          General Services Agreement between the registrant and Maritime Overseas Corporation (refiled as Exhibit 10(e)(1) to the registrant's Form 10-K for 1984 and incorporated herein by reference).

 10(d)(3) Amendment  dated  January 10, 1980 to General  Services
          Agreement between the registrant and Maritime Overseas Corporation (refiled as Exhibit 10(d)(3) to the registrant's Form 10-K for 1989 and incorporated herein by reference).

 10(d)(4) Form  of  Amendment  dated as of  January  1,  1981  to
          General Services Agreement between the registrant and Maritime Overseas Corporation (refiled as Exhibit 10(d)(4) to the registrant's Form 10-K for 1990 and incorporated herein by reference).

 10(d)(5) Form  of  Amendment  dated as of  October  1,  1987  to
          General Services Agreement between the registrant and Maritime Overseas Corporation (filed as Exhibit 10(d)(5) to the registrant's Form 10-K for 1987 and incorporated herein by reference).

 10(e)(1) Form  of  Letter Agreement dated as of August  9,  1973 between the registrant and Maritime Overseas Corporation (refiled as Exhibit 10(f)(1) to the registrant's Form 10-K for 1984 and incorporated herein by reference).

 10(e)(2) Form of Letter Agreement dated as of August 9, 1973  by
          Maritime  Overseas  Corporation  (refiled  as   Exhibit
          10(f)(2) to the registrant's Form 10-K for 1984 and incorporated herein by reference).

 10(e)(3) Form of Letter Agreement dated as of August 9, 1973  by
          Maritime  Overseas  Corporation  (refiled  as   Exhibit
          10(f)(3) to the registrant's Form 10-K for 1984 and incorporated herein by reference).

 10(e)(4) Form  of  Letter Agreement dated as of January 1,  1981 between the registrant and Maritime Overseas Corporation (refiled as Exhibit 10(e)(4) to the registrant's Form 10-K for 1991 and incorporated herein by reference).

 10(f)(1) Form  of  Service Agreements between Maritime  Overseas
          Corporation and each of the partnerships First Shipmor Associates, Second Shipmor Associates, Third Shipmor Associates and Fourth Shipmor Associates and related letter agreements between the registrant and each of said partnerships (refiled as Exhibit 10(f)(1) to the registrant's Form 10-K for 1987 and incorporated herein by reference).

 10(f)(2) Service   Agreement  dated  January  27,  1983  between
          Cambridge Tankers, Inc. and Maritime Overseas Corporation relating to the OVERSEAS BOSTON (refiled as Exhibit 10(f)(2) to the registrant's Form 10-K for 1992 and incorporated herein by reference).

 10(f)(3) Form    of   Service   Agreement   between   respective
          subsidiaries of the registrant and Maritime Overseas Corporation relating to the OVERSEAS NEW ORLEANS and OVERSEAS PHILADELPHIA (not filed--substantially identical in all material respects to the agreement listed as Exhibit 10(f)(2) hereto except as to the parties, the vessels and the dates).

 10(g)(1) Form   of   Management  Agreements  between    Maritime
          Overseas Corporation and each of First United Shipping Corporation, Interocean Tanker Corporation, Second United Shipping Corporation and Third United Shipping Corporation (refiled as Exhibit (10)(h)(1) to the registrant's Form 10-K for 1984 and incorporated herein by reference).

 10(g)(2) Form  of  Amendment  No.  1  and  Amendment  No.  2  to
          Management   Agreements   between   Maritime   Overseas
          Corporation   and   each  of  First   United   Shipping
          Corporation, Interocean Tanker Corporation, Second United Shipping Corporation and Third United Shipping Corporation (filed as Exhibit 10(g)(1)(b) to the registrant's Form 10-K for 1985 and incorporated herein by reference).

 10(h)(1) Agreement  dated April 1, 1992 between  the  registrant and Maritime Overseas Corporation (filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference).

*10(h)(2) Letter  Agreement dated November 9, 1993  amending  the
          Agreement dated April 1, 1992 referred to above.

 10(i) Indemnification Agreement dated December 21, 1992 among Continental Grain Company, Third Contiship Inc., Fourth Contiship Inc., OSG Bulk Ships, Inc., Third Shipco Inc., Fourth Shipco Inc. and the registrant (filed as
          Exhibit 10(i) to registrant's Form 10-K for 1992 and incorporated herein by reference).

 10(j)(1) Exchange Agreement dated December 9, 1969 (including exhibits thereto) between the registrant and various parties relating to the formation of the registrant (the form of which was filed as Exhibit 2(3) to Registration Statement No. 2-34124 and is incorporated herein by reference).

 10(j)(2) Form  of Additional Exchange Agreement referred  to  in
          Section  2.02  of  Exhibit 10(j)(1)  hereto  (filed  as
          Exhibit 2(4) to Registration Statement No. 2-34124 and incorporated herein by reference).

*10(k)(1) Form  of  Supplementary  Retirement  Plan  adopted   by
          registrant  for Messrs. Morton P. Hyman and Michael  A.
          Recanati (previously filed more than 10 years ago and refiled herewith).

 10(k)(2) Form of Second Supplementary Retirement Plan adopted by registrant for Messrs. Morton P. Hyman and Michael A. Recanati (filed as Exhibit 10(k)(2) to the registrant's Form 10-K for 1988 and incorporated herein by reference).

 10(l)(1) 1989 Stock Option Plan adopted for officers and key employees of the registrant or its subsidiaries (filed as Exhibit 10(l) to the registrant's Form 10-K for 1989 and incorporated herein by reference).

 10(l)(2) Amendment  adopted October 9, 1990 to the  registrant's
          1989  Stock  Option Plan referred to  above  (filed  as
          Exhibit 10(l)(2) to the registrant's Form 10-K for 1990 and incorporated herein by reference).

 10(m) 1990 Stock Option Plan adopted for officers and employees of the registrant or its subsidiaries, excluding the recipients of options under Exhibits 10(l)(1) and (2) listed above (filed as Exhibit 10(m) to the registrant's Form 10-K for 1990 and incorporated herein by reference).

10(n)(1) Joint Venture Agreement dated September 23, 1992 among Archinav Holdings Ltd. ("Archinav"), Overseas Cruiseship Inc. ("Overseas"), and Celebrity Cruise Lines Inc. ("CCLI") (excluding exhibits and schedules) and the following related agreements: Guarantee of the registrant dated September 23, 1992 and Shareholders
          Agreement dated October 21, 1992 among Archinav, Overseas and CCLI (excluding exhibits)(filed as Exhibits 2(a), (b) and (c), respectively, to the registrant's Report on Form 8-K dated October 21, 1992 and incorporated herein by reference).

 10(n)(2) Supplemental Agreement dated January 29,  1993  to  the
          Shareholders Agreement referred to in Exhibit 10(n)(1) above (filed as Exhibit 10(n)(2) to the registrant's Form 10-K for 1992 and incorporated herein by reference).

*12       Computation of Ratio of Earnings to Fixed Charges.

*13 Such portions of the Annual Report to security holders for 1993 as are expressly incorporated herein by reference. (The registrant is furnishing the Annual Report in paper format to the Commission solely for the information of the Commission; except for those portions expressly incorporated by reference in this Form 10-K, the Annual Report is not being "filed" with the Commission.)

*21       List of subsidiaries of the registrant.

*23(a)    Consent of Independent Auditors of the registrant.

*23(b)    Consent  of  Independent Auditors of  Celebrity  Cruise
          Lines Inc.


          NOTE:   The  Exhibits  which have not  previously  been
          filed or listed or are being refiled are marked with an asterisk (*).



          List of Executive Compensation Plans and Arrangements -
          See  Exhibits 10(k)(1) and (2), 10(l)(1) and  (2),  and
          10(m) above.






                                                    EXHIBIT 3(ii)

                                                       As amended
                                                          1/28/94


                             BY-LAWS

                               OF

                OVERSEAS SHIPHOLDING GROUP, INC.



                            ARTICLE I

                             OFFICES



      SECTION  1.     DELAWARE OFFICE.  The registered office  of

the Corporation in the State of Delaware shall be in the City  of

Wilmington,  County  of New Castle, State of  Delaware,  but  the

location of said office may be changed from time to time, to  any other  place within the State of Delaware, in the manner provided by law.



      SECTION 2.     OTHER OFFICES.  The Corporation may have  an

office  or  offices at such other places in the United States  or elsewhere  as  the  Board of Directors  may  from  time  to  time determine.



                           ARTICLE II

                    MEETINGS OF STOCKHOLDERS

      SECTION  1.      ANNUAL  MEETING.  The  annual  meeting  of

stockholders  of the Corporation for the election  of   directors

and  for  the transaction of such other business as may  properly come  before said meeting shall be held on the third  Tuesday  in

      May or any subsequent date in the months of May or June  of each  year, the specific date, hour and place, within or  without the  State of Delaware, to be determined in advance by the  Board

of   Directors  and stated in the notice of said  meeting.   Said

meeting  by  be adjourned from day to day until its  business  is completed.

      SECTION  2.      SPECIAL  MEETINGS.   Special  meetings  of

stockholders  for any purpose or purposes may be  called  at  any time by the President or any Vice President, or by resolution  of the  Board of Directors, to be held at such time and place as may be  designated in the call of meeting, and the President  or  any

Vice  President  or  the  Secretary shall  call  such  a  meeting whenever  stockholders holding not less than 25% of  all  of  the outstanding  stock of the Corporation entitled to  vote  at  such meeting  shall  make  a  written request  therefor,  stating  the purpose or purposes of the meeting requested.

      SECTION  3.     NOTICE OF MEETINGS. Written notice  of  all

meetings  of stockholders, stating the place, date and hour  and,

in the case of special meetings, the purpose or purposes thereof,

shall be given by mail to each stockholder of record entitled  to vote,  addressed  to  him at his address as  it  appears  on  the records  of the Corporation, at least ten days but not more  than fifty days prior to the date of the meeting.

      SECTION 4.     QUORUM.   The holders of a majority  of  the

stock  issued  and  outstanding and  entitled  to  vote  thereat,

present in person or by proxy, shall constitute a quorum  at  all meetings  of the stockholders.  If a quorum shall not be  present

or   represented   at  any  meeting  of  the  stockholders,   the

      stockholders entitled to vote thereat, present in person or by  proxy, shall have power to adjourn the meeting from  time  to time,  without notice other than announcement at the  meeting  of the time and place of the adjourned meeting, until a quorum shall

be  present  or  represented.   At  such  adjourned  meeting  any

business may be transacted that might have been transacted at the

original  meeting.   If  any adjournment,  whether  a  quorum  is

present  or  not, is for more than thirty days, or if  after  the adjournment a new record date is fixed for the adjourned meeting,

notice   of  the  adjourned  meeting  shall  be  given  to   each

stockholder  of record entitled to vote at the meeting.   When  a

quorum is present at any meeting, directors shall be elected by a plurality  and  other corporate action shall be authorized  by  a majority  of  the votes cast by the holders of stock entitled  to vote  thereon, unless the question is one upon which  by  express provision  of  law or of the Certificate of Incorporation  or  of

these  By-Laws a larger or different vote is required,  in  which

case  such  express  provision shall  govern.   The  stockholders

present  or  represented at any duly called and held  meeting  at which a quorum is present or represented may continue to transact business until adjournment, irrespective of the withdrawal of any stockholders from the meeting.

      SECTION  5.      ORGANIZATION.  The President,  or  in  his

absence, the Executive Vice President, or in the absence of  both of said officers, a Vice President designated by the President or by  the  Board  of  Directors, shall preside at all  meetings  of

stockholders.   The  Secretary, or in his  absence  an  Assistant

      Secretary, or in the absence of both the Secretary  and  an

Assistant  Secretary, any person designated by the  President  or other person presiding at the meeting, shall act as secretary  of the meeting.

      SECTION 6.     ORDER OF BUSINESS.  The Order of Business at

all  meetings of stockholders, unless otherwise determined  by  a vote of the holders of a majority of the number of shares present in person or represented by proxy thereat, shall be determined by the presiding officer.

      SECTION  7.      PROXIES AND VOTING OF SHARES.   Except  as

otherwise  provided  in the Certificate of Incorporation  of  the

Corporation, and subject to the provisions and limitations herein and  therein contained, at all meetings of the stockholders  each stockholder of record shall be entitled to cast one vote for each share  of stock held by him of record, as shown on the record  of stockholders of the Corporation.  At any meeting of stockholders,

each stockholder entitled to vote any shares on any matter to  be voted  upon at such meeting may exercise such voting right either in  person  or  by proxy appointed by an instrument  in  writing,

which  shall  be  filed with the secretary of the meeting  before being  voted.  Except as otherwise expressly required by statute,

the vote on any question need not be by written ballot.

     SECTION 8.     ACTION BY CONSENT OF STOCKHOLDERS.  Except as

otherwise provided by law, any action required by law to be taken at  any  annual or special meeting of stockholders or any  action that  may  be  taken  at any annual or special  meeting  of  such stockholders,  may  be  taken without a  meeting,  without  prior

      notice and without a vote, if a consent in writing, setting forth  the  action so taken, shall be signed by  the  holders  of outstanding  stock  having not less than the  minimum  number  of votes that would be necessary to authorize or take such action at a  meeting at which all shares of stock entitled to vote  thereon were  present  and  voted.  Prompt notice of the  taking  of  the corporate action without a meeting by less than unanimous written consent  shall  be  given  to  those stockholders  who  have  not consented in writing.



                           ARTICLE III

                            DIRECTORS

      SECTION  1.     POWER AND DUTIES OF THE BOARD OF DIRECTORS.

The  Board of Directors shall have the general management of  the affairs,  property and business of the Corporation and may  adopt such  rules and regulations for that purpose and for the  conduct

of  their  meetings  as  they may deem  proper.   The  Board  may

exercise  and shall be vested with the powers of the  Corporation

insofar  as  not  inconsistent  with  law,  the  Certificate   of

Incorporation or with these By-Laws.

      SECTION  2.     NUMBER AND QUALIFICATIONS.   The number  of

directors  constituting the whole Board shall be  not  less  than three  (3)  nor more than seventeen (17).  The first Board  shall consist  of six directors.  Thereafter the authorized  number  of directors,  within the limits above specified, may be changed  by the  affirmative  vote of a majority of the whole  Board  at  any regular or special meeting of the Board of  Directors or by  vote

      of  stockholders at any annual meeting or  at  any  special meeting  noticed for that purpose, provided that  the  number  of directors  shall  not  be  reduced by  action  of  the  Board  of

Directors   below  the  number  of  directors  then  in   office.

Directors need not be stockholders of the Corporation.

      No  more  of  the directors than a minority of  the  number necessary  to  constitute a quorum shall be  persons  other  than citizens of the United States.

      SECTION  3.      ELECTION AND TERM.   Except  as  otherwise

provided  by  law  or  by these By-Laws,  the  directors  of  the

Corporation  elected after the election of the first Board  shall be  elected  at  a annual meeting of stockholders in  each  year.

Each  director  shall be elected to serve until the  next  annual meeting  of  shareholders and until a successor shall  have  been duly elected and shall qualify.

     SECTION 4.     PLACE OF MEETING.  The Board of Directors may

hold  its meetings at such place or places within or without  the

State  of  Delaware as the Board may from time to time  determine or, in the absence of such determination, as may be specified  in the call of any meeting.

      SECTION 5.     REGULAR MEETINGS.  After each annual meeting

of  stockholders  for  the  election  of  directors  or  as  soon thereafter  as  may  be convenient, the newly  elected  Board  of

Directors  shall  meet  for the purpose of organization  and  the transaction  of such other business as may properly  come  before the  meeting.  Such meeting shall be held at the place where  the annual  meeting of stockholders was held at which  the  directors

      were  elected,  or at such other place  as  may  have  been designated  by  the  Board of Directors or as  may  be  fixed  by consent  of all of the newly elected directors.  Notice  of  such meeting  need  not be given.  Regular meetings of  the  Board  of

Directors shall be held at such time and place, either within  or outside  of  the  State  of Delaware, as  may  be  determined  by resolution of the Board.  No notice of a regular meeting need  be given  and  any business may be transacted at a regular  meeting,

except   as  otherwise  provided  by  law,  the  Certificate   of

Incorporation or these By-Laws.

      SECTION 6.     SPECIAL MEETINGS.  Special meetings  of  the

Board  of  Directors  may be called from  time  to  time  by  the

President or the Executive Vice President, and shall be called by them at the written request of any three or more directors.  Each special  meeting of the Board shall be held at such  date,  time,

and place, either within or outside of the State of Delaware,  as shall be designated in the call of such meeting.

      SECTION 7.  NOTICE OF SPECIAL MEETING.  Notice of a special meeting  of the Board of Directors, stating the place,  date  and hour  thereof,  shall  be  given  by  mail,  telegram,  or  cable addressed  to each director at his residence or business  address not  less  than  five days before the day of the  meeting  or  by delivering  the same to him at his residence or business  address not less than two days before the day of the meeting.  Except  as otherwise  required  by statute or these By-Laws,  no  notice  or waiver of notice of a special meeting of the Board need state the purpose  or  purposes of such meeting, and any  business  may  be transacted thereat.

           SECTION  8.     QUORUM.  A majority of  the  directors

then in office, but in no event less than one-third of the entire

Board,  shall constitute a quorum for the transaction of business at  any meeting of the Board of Directors.  If less than a quorum be  present  at  a  meeting, the directors  present  thereat  may adjourn  the meeting from time to time without notice other  than announcement  at  the meeting, until a quorum shall  be  present.

Except  as  otherwise  provided by law,  by  the  Certificate  of

Incorporation or by these By-Laws, when a  quorum is  present  at any  meeting  of  the  Board  of Directors,  a  majority  of  the directors  present  at  such meeting shall  decide  any  question brought before such meeting and the action of such majority shall be deemed to be the action of the Board.

      SECTION  9.      ORGANIZATION.  The President  or,  in  his

absence, the Executive Vice President, or, in the absence of both of  said officers, any director selected by vote of a majority of the  directors then present, shall preside over each  meeting  of the  Board  of  Directors.  The Secretary, or in his  absence  an

Assistant Secretary, or in the absence of both the Secretary  and an Assistant Secretary, any person designated by the President or other person presiding at the meeting, shall act as secretary  of the meeting.

      SECTION  10.     COMPENSATION OF DIRECTORS.  The  Board  of

Directors  shall  have  authority  to  fix  the  compensation  of directors for services in any capacity.

      SECTION  11.     ACTION  BY WRITTEN  CONSENT.   Any  action

required or permitted to be taken at any meeting of the Board  of

      Directors or by any committee thereof may be taken  without a  meeting, if all members of the Board or of such committee,  as the  case may be, consent thereto in writing, and the writing  or writings  are filed with the minutes of proceedings of the  Board or committee.



                           ARTICLE IV

                           COMMITTEES

      SECTION 1.     EXECUTIVE COMMITTEE.  The Board of Directors

may  by  resolution or resolutions adopted by a majority  of  the whole  Board, designate three or more of its number to constitute an  Executive  Committee, which to the extent  provided  in  said resolution  or  resolutions shall have and may exercise  all  the powers and authority of the Board except as otherwise provided by law  or  by the Certificate of Incorporation.  Only United States

citizens may be members of the Executive Committee.  The Board of

Directors shall have the power at any time to fill vacancies  in,

to  change  the  membership  of, or  to  dissolve  the  Executive

Committee.  The Executive Committee may hold meetings  and  makes rules for the conduct of its business.  A majority of the members of  the  Executive Committee shall constitute a  quorum  for  the transaction  of business by said Committee, and  it  may  act  by affirmative vote of a majority of those present at a  meeting  at which a quorum is present.  All action of the Executive Committee shall  be reported to the Board of Directors at its meeting  next succeeding such action.

           SECTION 2.  OTHER COMMITTEES.  The Board of  Directors

may,  by resolution or resolutions adopted by a majority  of  the whole  Board, designate one or more other committees,  each  such committee  to  consist  of one or more of the  directors  of  the

Corporation, and to have only such powers as may be  provided  in said resolution or resolutions.



                            ARTICLE V

                            OFFICERS

      SECTION 1.  EXECUTIVE OFFICERS.  The executive officers  of the  Corporation shall be elected by the Board of  Directors  and shall be a President, an Executive Vice President, a Senior  Vice

President,   one  or  more  Vice  Presidents,  a   Treasurer,   a

Comptroller and a Secretary.  (Reference in these By-Laws to  the

"Vice  Presidents" shall, unless the context indicates otherwise,

be  deemed  to include the Executive Vice President,  the  Senior

Vice  President and the Vice Presidents.)  Any number of  offices may  be  held  by  the same person but no officer shall  execute,

acknowledge  or verify any instrument in more than one  capacity.

The  powers  and duties of the officers shall be as specified  in these  By-Laws or as may from time to time be determined  by  the

Board of Directors.

     SECTION 2.  ELECTION AND TERM.  The executive officers shall be  elected by the Board at the first meeting thereof after  each annual meeting of stockholders.  Each executive officer shall  be elected  to serve until the next annual meeting of the  Board  of

      Directors  and  until his successor shall  have  been  duly elected and shall qualify.

     SECTION 3.  OTHER OFFICERS.  The Board of Directors may also appoint  such other officers and agents as it may deem  necessary

for  the  transaction of the business of the  Corporation.   Such

officers and agents shall hold office for such period, have  such authority  and  perform such duties as shall be  determined  from time to time by the Board.

     SECTION 4.  THE PRESIDENT.  The President shall, if present,

preside  at  all  meetings of stockholders and of  the  Board  of

Directors,  and shall keep the Board of Directors fully  informed and shall freely consult with them concerning the business of the

Corporation.   He  shall be the chief executive  officer  of  the

Corporation,  and,  subject  to  the  control  of  the  Board  of

Directors, shall have general direction and supervision over  the business and affairs of the Corporation and, in general,  perform all  duties  incident to the office of President and  such  other duties  as from time to time may be assigned to him by the  Board of  Directors.  The President shall at all times be a citizen  of the United States.

      SECTION  5.  VICE PRESIDENTS.  The Executive Vice President

and  the  Senior Vice President, and the other Vice President  or

Vice  Presidents,  in that order, shall in  the  absence  of  the

President   perform  all of the duties and exercise  all  of  the

powers  of  the  President, to the extent  and  in  the  respects authorized by the Board of Directors or these By-Laws,  and  each of  them  shall  have such duties as from time  to  time  may  be

      assigned to him by the Board of Directors.   The  Executive

Vice  President  shall at all times be a citizen  of  the  United

States.

     SECTION 6.  THE TREASURER.  The Treasurer shall be the chief financial  officer of the Corporation and shall have  charge  and custody of and be responsible for all funds and securities of the

Corporation,  and  deposit all such funds  in  the  name  of  the

Corporation  in such banks, trust companies or other depositories as  shall be selected in accordance with the provisions of  these

By-Laws; at all reasonable times exhibit his books of account and

records  to  any  of  the  directors  of  the  Corporation   upon

application during business hours at the place where  such  books and  records are kept; receive, and give receipts for, monies due and payable to the Corporation from any source whatsoever; and in general,  perform  all  the  duties incident  to  the  office  of

Treasurer  and  such other duties as from time  to  time  may  be assigned to him by the Board of Directors or the President.

      SECTION 7.  THE COMPTROLLER.  The Comptroller shall be  the chief  accounting officer of the Corporation and  shall  keep  or cause  to  be  kept  at the principal place of  business  of  the

Corporation, and shall be responsible for the keeping of, correct records  of the business and transactions of the Corporation  and shall  exhibit  such  records to any  of  the  directors  or  the

President or Treasurer of the Corporation upon application during business  hours  at  the  office of the  Corporation  where  such records are kept.

      SECTION 8.  THE SECRETARY.   The Secretary shall record  or

cause  to be recorded in books provided for the purpose  all  the

      proceedings of the meetings of the Board of  Directors  and the  stockholders of the Corporation; shall attend to the  giving of all notices of such meetings in accordance with the provisions of  these  By-Laws and as required by law; shall be custodian  of the  records  (other  than financial) and  of  the  seal  of  the

Corporation and have authority to affix the seal to all documents the  execution  of  which on behalf of the  Corporation  is  duly authorized  in  accordance with the provisions of these  By-Laws;

and  in  general, shall perform all duties incident to the office of  Secretary and such other duties as may, from time to time, be assigned to him by the Board of Directors or the President.

      SECTION 9.  CERTAIN OFFICERS TO GIVE BONDS.  Every officer,

agent or employee of the Corporation, who may receive, handle, or disburse  money  for  its account or who  may  have  any  of  the

Corporation's property in his custody or be responsible  for  its safety or preservation, may be required in the discretion of  the

Board  of   Directors  to give bond, in the  sum  and  with  such

sureties  and in such form as shall be satisfactory to the  Board of  Directors,  for the faithful performance of the duties of his office  and for the restoration to the Corporation, in the  event of  his  death, resignation or removal from office, of all books,

papers, vouchers, monies and other property of whatsoever kind in his custody belonging to the Corporation.

       SECTION  10.   COMPENSATION.   The  compensation  of   the

executive officers of the Corporation shall be fixed from time to time  by  the Board of Directors.  No officer shall be  prevented

      from receiving compensation by reason of the fact  that  he is  also  a  director  of the Corporation  or  a  member  of  any committee.

      SECTION 11.  TAX RETURNS.  Unless otherwise provided by the

Board  of  Directors, the President, any of the Vice  Presidents,

the  Treasurer,  the  Comptroller  or  the  Secretary  shall   be

authorized to sign tax returns on behalf of the Corporation.



                           ARTICLE VI

                    RESIGNATIONS AND REMOVALS

      SECTION 1.  RESIGNATIONS.  Any director or officer  of  the

Corporation  may  resign as such at any time  by  giving  written notice  to the Board of Directors or to the President or  to  the

Secretary of the Corporation, and any member of any committee may resign at any time by giving notice either as aforesaid or to the

Committee  of  which he is a member or to the  chairman  thereof.

Any  such  resignation shall take effect at  the  time  specified therein  or, if the time be not specified, upon receipt  thereof;

and  unless  otherwise  specified  therein,  acceptance  of  such resignation shall not be necessary to make it effective.

      SECTION  2.   REMOVALS.  The stockholders  at  any  meeting

called  for  the  purpose,  by  vote  of  the  majority  of   the

outstanding  stock entitled to vote, may at any time  remove  any director with or without cause.  The Board of Directors  by  vote of  not  less than a majority of the whole Board may at any  time with or without cause remove from office any officer or committee member elected or appointed by it.

                           ARTICLE VII

                            VACANCIES

      SECTION 1.  AMONG DIRECTORS.  If the office of any director becomes  vacant  at  any  time by reason of  death,  resignation,

retirement,  disqualification, removal from office,  increase  in the  number  of  directors,  or  otherwise,  a  majority  of  the directors  then  in office, although less than a quorum,  or  the sole  remaining  director, may choose a successor  to  fill  such vacancy and any director so chosen shall hold office, subject  to the  provisions of these By-Laws, until the next annual  election of  directors and until his successor shall be duly  elected  and shall  qualify.  In the event that a vacancy arising as aforesaid shall  not  have  been  filled by the Board  of  Directors,  such vacancy may be filled by the stockholders at any meeting thereof.

      SECTION  2.   AMONG OFFICERS, ETC.  If the  office  of  the

President,  any  of  the  Vice  Presidents,  the  Treasurer,  the

Comptroller or the Secretary, or of any other officer  or  member of  any committee, becomes vacant at any time by reason of death,

resignation,  retirement, disqualification, removal from  office,

or  otherwise,  such vacancy or vacancies may be  filled  by  the

Board of Directors.



                          ARTICLE VIII

                   CITIZENSHIP OF STOCKHOLDERS

     The outstanding shares of the Corporation shall at all times be owned by citizens of the United States to such extent as will,

in  the judgment of the Board, reasonably assure the preservation

      of  the  Corporation's status as a  United  States  citizen within  the provisions of Section 2 of the Shipping Act of  1916,

as  amended, or any successor statute applicable to the  business

being    conducted   by   the   Corporation   (the   "Citizenship

Provisions").  The Board of Directors may restrict  any  original issuance  of shares of the Corporation to citizens of the  United

States  as defined in the Citizenship Provisions ("United  States

Citizens"), and, in any event, shall from time to time establish,

as  a  condition  to the issuance or transfer of  shares  of  the

Corporation to non-United States Citizens, the minimum percentage of the total outstanding shares of the Corporation which shall be owned  by  United States Citizens (the "Minimum U.S. Ownership"),

which  minimum percentage may, in the discretion of the Board  of

Directors,  exceed  the  minimum  percentage  required  by   law.

Nothing  herein shall be deemed to preclude ownership  by  United

States  Citizens of shares of the Corporation in  excess  of  the

Minimum U.S. Ownership.

      Certificates evidencing shares of stock of the  Corporation may  be  issued  in  separate  series,  denominated  respectively

"Domestic  Share Certificates" and "Foreign Share  Certificates".

Domestic Share Certificates shall be issued in respect of  shares owned  of  record  and  beneficially by United  States  Citizens;

Foreign  Share Certificates shall be issued in respect of  shares owned  of  record or beneficially by non-United States  Citizens.

Holders  of  Domestic Shares Certificates and  of  Foreign  Share

Certificates shall have in all respects the same corporate status and  corporate rights, share for share, except that transfers  of

      Domestic  Share Certificates to non-United States  Citizens

shall be restricted as herein provided.

     If any shares evidenced by Domestic Share Certificates or by

Foreign Share Certificates shall be transferred to United  States

Citizens,  the  share certificates issued to  the  transferee  in respect  of  the  shares  transferred  shall  be  Domestic  Share

Certificates.   Any  purported  transfer  to  non-United   States

Citizens  of  shares  evidenced by  Domestic  Share  Certificates which,  at the time of presentation to the transfer agent of  the

Corporation, would result in reducing the ownership of shares  by

United States Citizens below the Minimum U.S. Ownership shall not be  recorded  on  the  books  of the  Corporation  and  shall  be ineffective to transfer the shares or any voting or other  rights

in   respect   thereof,  and  the  Corporation  may  regard   the

Certificate,  whether  or  not validly  issued,  as  having  been invalidly  issued.  The Board may establish reasonable procedures with  respect  to  the order in which and terms upon  which  such transfers  may  be given effect when the transfer  to  non-United

States   Citizens   of  shares  evidenced   by   Domestic   Share

Certificates will not result in reducing the ownership of  shares

by  United States Citizens below the Minimum U.S. Ownership.   In

the  case of any permitted transfer to non-United States Citizens of  shares evidenced by Domestic Shares Certificates, and in  the case  of  any  transfer to non-United States Citizens  of  shares evidenced  by  Foreign Share Certificates, the share certificates issued  to  the  transferee in respect of the shares  transferred shall be Foreign Share Certificates.

           The  Board may establish from time to time  reasonable

procedures  for  establishing the citizenship of shareholders  of the  Corporation and, without limiting the foregoing, may require that  in connection with each issue or transfer of shares of  the

Corporation  the  purchaser  or  transferee  shall  certify   his

citizenship status and such matters relevant thereto as the Board may require.

      The  Board may also establish from time to time such  other reasonable  procedures as it may deem desirable for the  purposes

of   implementing  the  provisions  of  Article  FIFTH   of   the

Certificate of Incorporation and this Article VIII.



                           ARTICLE IX

                          CAPITAL STOCK

      SECTION 1.  FORM AND ISSUANCE.  Subject to Article  VIII of

these By-Laws, certificates of stock shall be issued in such form as  may be approved by the Board of Directors and shall be signed by, or in the name of the Corporation by, the President or any of the  Vice  Presidents,  and  by the  Treasurer  or  an  Assistant

Treasurer  or  the  Secretary or an Assistant  Secretary  of  the

Corporation;  provided, however, that if any such certificate  is countersigned (1) by a transfer agent other than the  Corporation

or   its  employee,  or,  (2)  by  a  registrar  other  than  the

Corporation  or its employee, the signatures of the  officers  of

the   Corporation  and  the  seal  of  the  Corporation  on  such

Certificate  may  be  facsimiles.  In case any  officer  who  has signed  or  whose  facsimile signature has  been  placed  upon  a

      certificate  shall have ceased to be  such  officer  before such  certificate is issued, it may be issued by the  Corporation with  the same effect as if he were such officer at the  date  of issue.

      The  Corporation shall be entitled to treat the  holder  of record  of  any  shares or shares of stock as the owner  in  fact thereof  and,  accordingly, shall not be bound to  recognize  any equitable  or other claim to or interest in such share or  shares on  the part of any other person, whether or not it has actual or other  notice thereof, save as provided by the laws of the  State of Delaware.

      SECTION  2.   TRANSFER  OF  SHARES  OF  STOCK.   Except  as

otherwise  provided  in the Certificate of  Incorporation  or  in these By-Laws, shares of stock shall be transferable on the books of  the  Corporation  by the holder thereof or  by  his  attorney thereunto duly authorized upon the surrender and cancellation  of certificates for a like number of shares.

     SECTION 3.  OLD CERTIFICATES TO BE CANCELLED; LOST,  STOLEN,

OR  DESTROYED CERTIFICATES.  Except in cases of lost,  stolen  or destroyed certificates, and in that case only after conforming to the  requirements hereinafter provided, no new certificates shall be issued until the former certificate for the shares represented thereby shall have been surrendered and cancelled.

      Any  person claiming a certificate of stock to be  lost  or destroyed  shall make such affidavit or affirmation of that  fact as  the  Board of Directors may require and at the option of  the

Board of Directors shall give the Corporation and/or its transfer agent or agents, registrar or registrars, a bond of indemnity, in

      the form and with one or more sureties satisfactory to  the

Board of Directors, whereupon a new certificate may be issued  of the  same  tenor  and for the same number of shares  as  the  one alleged to have been lost or destroyed, and, if required by  such

Board,   a  final  order  or  decree  of  a  court  of  competent

jurisdiction  of the right of any such person to  receive  a  new certificate shall be procured.

      SECTION  4.   FIXING OF RECORD DATE.   In  order  that  the

Corporation may determine the stockholders entitled to notice  of or  to  vote  at  any meeting of stockholders or any  adjournment thereof,  or  to express consent to corporate action  in  writing without a meeting, or entitled to receive payment of any dividend or  other distribution or allotment of any rights, or entitled to exercise  any  rights  in respect of any  change,  conversion  or exchange of stock or for the purpose of any other lawful  action,

the  Board of Directors may fix, in advance, a record date, which shall  not be more than sixty, nor less than ten days before  the date of such meeting, nor more than sixty days prior to any other

action.   Only  such  stockholders as shall  be  stockholders  of

record on the date so fixed shall be entitled to such notice  of,

and  to vote at, such meeting and any adjournment thereof, or  to receive  payment  of such dividend or other distribution,  or  to receive  such allotment of rights, or to exercise such rights  in respect  of any such change, conversion or exchange of stock,  or to  participate in such other action or to give such consent,  as the case may be, notwithstanding any transfer of any stock on the books  of  the  Corporation after any such record date  fixed  as

      aforesaid.   A  determination  of  stockholders  of  record

entitled  to  notice of or to vote at a meeting  of  stockholders shall apply to any adjournment of the meeting; provided, however,

that  the  Board of Directors may fix a new record date  for  the adjourned meeting.

     SECTION 5.     REGULATIONS.  The Board of Directors may make

such  regulations as it may deem expedient concerning the  issue,

transfer  and  registration of stock and may from  time  to  time appoint  such transfer agents or registrars of shares as  it  may deem advisable and may define their powers and duties.



                           ARTICLE XI

             NEGOTIABLE INSTRUMENTS, CONTRACTS, ETC.

      SECTION  1.      SIGNATURES ON CHECKS,  ETC.   All  checks,

drafts,  bills of exchange, notes or other instruments or  orders for  the  payment of money or evidences of indebtedness shall  be signed  for or in the name of the Corporation by such officer  or officers, person or persons, as the Board of Directors  may  from time  to time designate by resolution, and in the absence of such resolution by the President or any of the Vice Presidents.

     SECTION 2.     EXECUTION OF CONTRACTS.  The President or any

of  the  Vice Presidents, and any other officer or officers  that the Board of Directors may designate shall have full authority in the  name  of and on behalf of the Corporation to enter into  any contract  or  execute and deliver any instruments  or  notes,  or other  evidences of indebtedness unless such authority  shall  be limited by the Board of Directors to specific instances.

           SECTION  3.      BANK  ACCOUNTS.   All  funds  of  the

Corporation shall be deposited from time to time to the credit of

the   Corporation  in  such  banks,  trust  companies  or   other

depositories as the Board of Directors may select or  as  may  be selected  by  any  officer or officers, agent or  agents  of  the

Corporation to whom such power may from time to time be delegated by the Board of Directors.



                           ARTICLE XII

                         CORPORATE SEAL

     The seal of the Corporation shall have inscribed thereon the name  of  the Corporation, the year of its organization  and  the words  "Corporate Seal -- Delaware."  Said seal may  be  used  by causing  it or a facsimile thereof to be impressed or affixed  or reproduced in any manner whatsoever.



                          ARTICLE XIII

                           FISCAL YEAR

     The fiscal year of the Corporation shall end on such date as may be determined by the Board of Directors.



                           ARTICLE XIV

                      VOTING OF STOCK HELD

      Unless  otherwise provided by resolution of  the  Board  of

Directors, the President or any of the Vice Presidents  may  from time  to time appoint an attorney or attorneys or agent or agents of the Corporation, in the name and on behalf of the Corporation,

      to  cast the votes that the Corporation may be entitled  to cast  as  a stockholder or otherwise in any other corporation  or association, any of whose stock or securities may be held by  the

Corporation,  at meetings of the holders of the  stock  or  other securities  of  such  other corporation  or  association,  or  to consent in writing to any action by any such other corporation or association, and may instruct the person or persons so  appointed as  to  the manner of casting such votes or giving such consents,

and  may  execute  or  cause  to be executed  on  behalf  of  the

Corporation  and  under its corporate seal,  or  otherwise,  such written proxies, consents, waivers or other instruments as he may deem necessary or proper in the premises; or the President or any of  the  Vice  Presidents may himself attend any meeting  of  the

holders   of  stock  or  other  securities  of  any  such   other

corporation  or association and thereat vote or exercise  any  or all  other powers of the Corporation as the holder of such  stock or  other securities of such other corporation or association, or

may   consent  in  writing  to  any  action  by  any  such  other corporation or association.



                           ARTICLE XV

                           AMENDMENTS

      The  Board  of Directors at any regular meeting or  special meeting  called  for  the purpose, and the  stockholders  at  any annual  meeting  or special meeting called for  the  purpose  may make,  alter,  amend or repeal the By-Laws of the Corporation  or any of them.












                                                  EXHIBIT 4(d)(1)



                                                      [CONFORMED]







=================================================================




                OVERSEAS SHIPHOLDING GROUP, INC.


                               TO


                    THE CHASE MANHATTAN BANK
                     (NATIONAL ASSOCIATION)
                                              Trustee


                           ----------


                            INDENTURE


                  Dated as of December 1, 1993


                           ----------



=================================================================

                OVERSEAS SHIPHOLDING GROUP, INC.
               Certain Sections of this Indenture
              relating to Sections 310 through 318,
         inclusive, of the Trust Indenture Act of 1939:

Trust Indenture
  Act Section                             Indenture Section

Section 310(a)(1)                         609
           (a)(2)                         609
           (a)(3)                         Not Applicable
           (a)(4)                         Not Applicable
           (b)                            608
                                          610
Section 311(a)                            613
           (b)                            613
Section 312(a)                            701
                                          702
           (b)                            702
           (c)                            702
Section 313(a)                            703
           (b)                            703
           (c)                            703
           (d)                            703
Section 314(a)                            704
           (a)(4)                         101
                                          1004
           (b)                            Not Applicable
           (c)(1)                         102
           (c)(2)                         102
           (c)(3)                         Not Applicable
           (d)                            Not Applicable
           (e)                            102
Section 315(a)                            601
           (b)                            602
           (c)                            601
           (d)                            601
           (e)                            514
Section 316(a)                            101
           (a)(1)(A)                      502
                                          512
           (a)(1)(B)                      513
           (a)(2)                         Not Applicable
           (b)                            508
           (c)                            104
Section 317(a)(1)                         503
           (a)(2)                         504
           (b)                            1003
Section 318(a)                            107
___________________
NOTE:  THIS RECONCILIATION AND TIE SHALL NOT, FOR ANY PURPOSE, BE
DEEMED TO BE A PART OF THE INDENTURE.

      INDENTURE, dated as of December 1, 1993, between Overseas Shipholding Group, Inc., a corporation duly organized and existing under the laws of the State of Delaware (herein called the "Company"), having its principal office at 1114 Avenue of the Americas, New York, New York 10036, and The Chase Manhattan Bank (National Association), a national banking association duly organized and existing under the laws of the United States of America, as Trustee (herein called the "Trustee").

                     RECITALS OF THE COMPANY

      The Company has duly authorized the execution and delivery of this Indenture to provide for the issuance from time to time of its unsecured debentures, notes or other evidences of indebtedness (herein called the "Securities"), to be issued in one or more series as in this Indenture provided.

      All things necessary to make this Indenture a valid agreement of the Company, in accordance with its terms, have been done.

     NOW, THEREFORE, THIS INDENTURE WITNESSETH:

     For and in consideration of the premises and the purchase of the Securities by the Holders thereof, it is mutually agreed, for the equal and proportionate benefit of all Holders of the Securities or of series thereof, as follows:


                           ARTICLE ONE
     DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION

SECTION 101.  DEFINITIONS.

     For all purposes of this Indenture, except as otherwise expressly provided or unless the context otherwise requires:

       (1) the terms defined in this Article have the meanings assigned to them in this Article and include the plural as well as the singular;

       (2) all other terms used herein which are defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

       (3) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles, and, except as otherwise herein expressly provided, the term "generally accepted accounting principles" with respect to any computation required or permitted hereunder shall mean such accounting principles as are generally accepted at the date of such computation;

            (4)   unless  the  context  otherwise  requires,  any
 reference to an "Article" or a "Section" refers to an Article or a Section, as the case may be, of this Indenture; and

       (5) the words "herein", "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

     "Act", when used with respect to any Holder, has the meaning specified in Section 104.

      "Affiliate" of any specified Person means any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

      "Attributable Debt" of a Person means, as to any sale and leaseback transaction relating to any property or assets under which any Person is at the time liable and which is not permitted under Section 1010(2), at any date as of which the amount thereof is to be determined, the lesser of (i) the fair market value of the assets subject to such transaction as determined by any two of the Chairman of the Board of the Company, its President, any Executive or Senior Vice President of the Company, its Chief Financial Officer, its Treasurer and its Controller or (ii) the total net amount of Rentals required to be paid by such Person under such lease during the remaining term thereof, discounted from the respective due dates thereof to such date at a rate per annum equal to the discount rate which would be applicable to a capital lease obligation with like term in accordance with generally accepted accounting principles.

      "Authenticating Agent" means any Person authorized by the Trustee pursuant to Section 614 to act on behalf of the Trustee to authenticate Securities of one or more series.

      "Board of Directors" means either the board of directors of the Company or any duly authorized committee of that board.

     "Board Resolution" means a copy of a resolution certified by the Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification, and delivered to the Trustee.

      "Business Day", when used with respect to any Place of Payment, means each Monday, Tuesday, Wednesday, Thursday and Friday which is not a day on which banking institutions in that Place of Payment are authorized or obligated by law or executive order to close.

      "Capitalized Lease" means any lease the obligation for Rentals with respect to which is required to be capitalized on a balance sheet of the lessee in accordance with generally accepted accounting principles.

      "Capitalized Rentals" of any Person means as of the date of any determination thereof the amount at which the aggregate Rentals due and to become due under all Capitalized Leases under which such Person is a lessee would be reflected as a liability on a balance sheet of such Person in accordance with generally accepted accounting principles.

      "Commission" means the Securities and Exchange Commission, from time to time constituted, created under the Exchange Act, or, if at any time after the execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties at such time.

      "Company" means the Person named as the "Company" in the first paragraph of this instrument until a successor Person shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Company" shall mean such successor Person.

     "Company Request" or "Company Order" means a written request or order signed in the name of the Company by its Chairman of the Board, its Vice Chairman of the Board, its President or a Vice President, and by its Controller, Treasurer, an Assistant Treasurer, its Secretary or an Assistant Secretary, and delivered to the Trustee.

      "Consolidated Net Tangible Assets of the Company and its Restricted Subsidiaries" means the aggregate amount of assets (less applicable reserves and other properly deductible items) after deducting therefrom (a) all current liabilities (excluding any thereof constituting Funded Debt) and (b) all goodwill, trade names, trademarks, patents, copyrights, franchises, experimental expense, organization expense, unamortized debt discount and expenses, deferred charges (other than unamortized deferred dry dock costs, unterminated voyage expenses, prepaid insurance, prepaid taxes, prepaid charter hire and other prepaid items properly excludable from intangibles under generally accepted accounting principles) and other like intangibles, all as set forth on or included in the most recent consolidated balance sheet of the Company and its Restricted Subsidiaries, such balance sheet to be prepared (except for the exclusion of Subsidiaries which are not Restricted Subsidiaries) in accordance with generally accepted accounting principles.

      "Corporate Trust Office" means the principal office of the Trustee in The City of New York at which at any particular time its corporate trust business shall be administered.

            "corporation"   means  a  corporation,   association,
company, joint-stock company or business trust.

       "Covenant   Defeasance"  has  the  meaning  specified   in
Section 1303.

      "Debt" of a Person means, without duplication, (i) any indebtedness for money borrowed, whether or not evidenced by notes, bonds, debentures or other similar evidences of indebtedness for money borrowed, (ii) all Capitalized Rentals of such Person (other than Rentals owing from the Company or any Restricted Subsidiary to the Company or another Restricted Subsidiary), and (iii) all Guaranties by such Person of any obligation described in clause (i) or (ii) of any other Person (other than any such obligation of the Company or any Subsidiary).

       "Defaulted   Interest"  has  the  meaning   specified   in
Section 307.

     "Defeasance" has the meaning specified in Section 1302.

     "Depositary" means, with respect to Securities of any series issuable in whole or in part in the form of one or more Global Securities, a clearing agency registered under the Exchange Act that is designated to act as Depositary for such Securities as contemplated by Section 301.

     "Event of Default" has the meaning specified in Section 501.

     "Exchange Act" means the Securities Exchange Act of 1934 and any statute successor thereto, in each case as amended from time to time.

     "Expiration Date" has the meaning specified in Section 104.

      "Funded Debt" means all Debt having (a) a maturity of more than 12 months from the date as of which the amount thereof is to be determined or (b) a maturity of less than 12 months and that is (i) by its terms renewable or extendable beyond 12 months from such date at the option of the borrower or (ii) included in long-term Debt on the consolidated balance sheet of the Company in accordance with generally accepted accounting principles.

      "Global Security" means a Security that evidences all or part of the Securities of any series and bears the legend set forth in Section 204 (or such legend as may be specified as contemplated by Section 301 for such Securities).

     "Guaranties" by any Person shall mean all obligations (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing, or in effect guaranteeing, any indebtedness, dividend or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, all obligations incurred through
      an  agreement,  contingent or otherwise,  by  such  Person:
(i) to purchase such indebtedness or obligation or any property or assets constituting security therefor, (ii) to advance or supply funds (x) for the purchase or payment of such indebtedness or obligation, (y) to maintain working capital or other balance sheet condition or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation,
(iii) to lease property or to purchase securities or other property or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of the primary obligor to make payment of the indebtedness or obligation, or (iv) otherwise to assure the owner of the indebtedness or obligation of the primary obligor against loss in respect thereof. For the purposes of all computations made under this Indenture, a Guaranty in respect of any indebtedness for borrowed money shall be deemed to be indebtedness equal to the principal amount of such indebtedness for borrowed money which has been guaranteed, and a Guaranty in respect of any other obligation or liability or any dividend shall be deemed to be indebtedness equal to the maximum aggregate amount of such obligation, liability or dividend.

      "Holder" means a Person in whose name a Security is registered in the Security Register.

      "Incur", with respect to any Debt, means to incur, create, issue, assume, guarantee or otherwise become liable for any such Debt (and "Incurrence", "Incurred", "Incurrable" and "Incurring" shall have meanings correlative to the foregoing).

     "Indenture" means this instrument as originally executed and as it may from time to time be supplemented or amended by one or more indentures supplemental hereto entered into pursuant to the applicable provisions hereof, including, for all purposes of this instrument and any such supplemental indenture, the provisions of the Trust Indenture Act that are deemed to be a part of and govern this instrument and any such supplemental indenture, respectively. The term "Indenture" shall also include the terms of particular series of Securities established as contemplated by
Section 301.

      "interest",  when  used with respect to an  Original  Issue
Discount Security which by its terms bears interest only after Maturity, means interest payable after Maturity.

      "Interest Payment Date", when used with respect to any Security, means the Stated Maturity of an instalment of interest on such Security.

     "Investment Company Act" means the Investment Company Act of
1940 and any statute successor thereto, in each case as amended from time to time.

      "Maturity", when used with respect to any Security, means the date on which the principal of such Security or an instalment of principal becomes due and payable as therein or herein
      provided, whether at the Stated Maturity or by  declaration of acceleration, call for redemption or otherwise.

      "Mortgage" means any pledge of, conditional sale or other title retention of, or mortgage or other lien or security interest or encumbrance of any kind on, any property or assets owned or leased by the Company or any Subsidiary, or any shares of stock or Debt of any Subsidiary.

      "Notice of Default" means a written notice of the kind specified in Section 501(4) or 501(5).

      "Officers' Certificate" means a certificate signed by the Chairman of the Board, a Vice Chairman of the Board, the President or a Vice President, and by the Controller, the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary, of the Company, and delivered to the Trustee. One of the officers signing an Officers' Certificate given pursuant to
Section 1004 shall be the principal executive, financial or accounting officer of the Company.

     "Opinion of Counsel" means a written opinion of counsel, who may be counsel for the Company (whether inside counsel or outside counsel).

      "Original Issue Discount Security" means any Security which provides for an amount less than the principal amount thereof to be due and payable upon a declaration of acceleration of the Maturity thereof pursuant to Section 502.

      "Outstanding", when used with respect to Securities, means, as of the date of determination, all Securities theretofore authenticated and delivered under this Indenture, except:

       (1) Securities theretofore cancelled by the Trustee or delivered to the Trustee for cancellation;

       (2) Securities for whose payment or redemption money in the necessary amount has been theretofore deposited with the Trustee or any Paying Agent (other than the Company) in trust or set aside and segregated in trust by the Company (if the Company shall act as its own Paying Agent) for the Holders of such Securities; provided that, if such Securities are to be redeemed, notice of such redemption has been duly given pursuant to this Indenture or provision therefor satisfactory to the Trustee has been made;

       (3) Securities as to which Defeasance has been effected pursuant to Section 1302; and

        (4)    Securities  which  have  been  paid  pursuant   to
 Section  306  or  in  exchange for or in  lieu  of  which  other
 Securities have been authenticated and delivered pursuant to this Indenture, other than any such Securities in respect of which there shall have been presented to the Trustee proof satisfactory to it that such Securities are held by a bona fide purchaser in whose hands such Securities are valid obligations of the Company;

provided, however, that in determining whether the Holders of the requisite principal amount of the Outstanding Securities have given, made or taken any request, demand, authorization, direction, notice, consent, waiver or other action hereunder as of any date, (A) the principal amount of an Original Issue Discount Security which shall be deemed to be Outstanding shall be the amount of the principal thereof which would be due and payable as of such date upon acceleration of the Maturity thereof to such date pursuant to Section 502, (B) if, as of such date, the principal amount payable at the Stated Maturity of a Security is not determinable, the principal amount of such Security which shall be deemed to be Outstanding shall be the amount as specified or determined as contemplated by Section 301, (C) the principal amount of a Security denominated in one or more foreign currencies or currency units which shall be deemed to be Outstanding shall be the U.S. dollar equivalent, determined as of such date in the manner provided as contemplated by Section 301, of the principal amount of such Security (or, in the case of a Security described in Clause (A) or (B) above, of the amount determined as provided in such Clause), and (D) Securities owned by the Company or any other obligor upon the Securities or any Affiliate of the Company or of such other obligor shall be disregarded and deemed not to be Outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent, waiver or other action, only Securities which the Trustee knows to be so owned shall be so disregarded. Securities so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such Securities and that the pledgee is not the Company or any other obligor upon the Securities or any Affiliate of the Company or of such other obligor.

     "Paying Agent" means any Person authorized by the Company to pay the principal of or any premium or interest on any Securities on behalf of the Company.

      "Person" means any individual, corporation, partnership, joint venture, trust, unincorporated organization or government or any agency or political subdivision thereof.

     "Place of Payment", when used with respect to the Securities of any series, means the place or places where the principal of and any premium and interest on the Securities of that series are payable as specified as contemplated by Section 301.

      "Predecessor Security" of any particular Security means every previous Security evidencing all or a portion of the same debt as that evidenced by such particular Security; and, for the purposes of this definition, any Security authenticated and delivered under Section 306 in exchange for or in lieu of a mutilated, destroyed, lost or stolen Security shall be deemed to
      evidence the same debt as the mutilated, destroyed, lost or stolen Security.

     "Redemption Date", when used with respect to any Security to be redeemed, means the date fixed for such redemption by or pursuant to this Indenture.

      "Redemption Price", when used with respect to any Security to be redeemed, means the price at which it is to be redeemed pursuant to this Indenture.

      "Regular Record Date" for the interest payable on any Interest Payment Date on the Securities of any series means the date specified for that purpose as contemplated by Section 301.

      "Rentals" means, as of the date of any determination thereof, all rent payable by the lessee under a lease of any property or assets, after excluding amounts required to be paid on account of maintenance and repairs, insurance, taxes, assessments, water rates and similar charges. Rents under any "percentage leases" shall be computed solely on the basis of minimum rents, if any, required to be paid by the lessee regardless of sales volume or gross revenues. In the case of any lease which is terminable by the lessee upon the payment of a penalty, such net amount shall also include the amount of such penalty, but no rent shall be considered as required to be paid under such lease subsequent to the first date upon which it may be so terminated.

      "Responsible Officer", when used with respect to the Trustee, means the chairman or any vice-chairman of the board of directors, the chairman or any vice-chairman of the executive committee of the board of directors, the chairman of the trust committee, the president, any vice president, the secretary, any assistant secretary, the treasurer, any assistant treasurer, the cashier, any assistant cashier, any trust officer or assistant trust officer, the controller or any assistant controller or any other officer of the Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of his knowledge of and familiarity with the particular subject.

     "Restricted Subsidiary" means any Subsidiary existing on the date hereof and any Subsidiary existing, created or acquired subsequent to the date hereof unless designated by the Board of Directors as an Unrestricted Subsidiary in accordance with
Section 1012.

      "Securities" has the meaning stated in the first recital of
this   Indenture  and  more  particularly  means  any  Securities authenticated and delivered under this Indenture.

           "Securities Act" means the Securities Act of 1933  and
any statute successor thereto, in each case as amended from time to time.

      "Security Register" and "Security Registrar" have the respective meanings specified in Section 305.

      "Special  Record  Date" for the payment  of  any  Defaulted
Interest   means  a  date  fixed  by  the  Trustee  pursuant   to
Section 307.

     "Stated Maturity", when used with respect to any Security or any instalment of principal thereof or interest thereon, means the date specified in such Security as the fixed date on which the principal of such Security or such instalment of principal or interest is due and payable.

      "Subsidiary" means a corporation more than 50% of the outstanding voting stock of which is owned, directly or indirectly, by the Company or by one or more other Subsidiaries, or by the Company and one or more other Subsidiaries. For the purposes of this definition, "voting stock" means stock which ordinarily has voting power for the election of directors, whether at all times or only so long as no senior class of stock has such voting power by reason of any contingency.

      "Trust Indenture Act" means the Trust Indenture Act of 1939 as in force at the date as of which this instrument was executed; provided, however, that in the event the Trust Indenture Act of 1939 is amended after such date, "Trust Indenture Act" means, to the extent required by any such amendment, the Trust Indenture Act of 1939 as so amended.

      "Trustee" means the Person named as the "Trustee" in the first paragraph of this instrument until a successor Trustee shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Trustee" shall mean or include each Person who is then a Trustee hereunder, and if at any time there is more than one such Person, "Trustee" as used with respect to the Securities of any series shall mean the Trustee with respect to Securities of that series.

     "Unrestricted Subsidiary" means any Subsidiary that is not a Restricted Subsidiary.

      "U.S.  Government Obligation" has the meaning specified  in
Section 1304.

      "Vice President", when used with respect to the Company or the Trustee, means any vice president, whether or not designated by a number or a word or words added before or after the title
"vice president".


      SECTION 102.  COMPLIANCE CERTIFICATES AND OPINIONS.

      Upon any application or request by the Company to the Trustee to take any action under any provision of this Indenture, the Company shall furnish to the Trustee such certificates and opinions as may be required under the Trust Indenture Act. Each such certificate or opinion shall be given in the form of an Officers' Certificate, if to be given by an officer of the Company, or an Opinion of Counsel, if to be given by counsel, and shall comply with the requirements of the Trust Indenture Act and any other requirements set forth in this Indenture.

     Every certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture (except for certificates provided for in Section 1004) shall include,

        (1) a statement that each individual signing such certificate or opinion has read such covenant or condition and the definitions herein relating thereto;

       (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

       (3) a statement that, in the opinion of each such individual, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

       (4) a statement as to whether, in the opinion of each such individual, such condition or covenant has been complied with.


SECTION 103.  FORM OF DOCUMENTS DELIVERED TO TRUSTEE.

      In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents.

      Any certificate or opinion of an officer of the Company may be based, insofar as it relates to legal matters, upon a certificate or opinion of, or representations by, counsel, unless such officer knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to the matters upon which his certificate or opinion is based are erroneous. Any such certificate or opinion of counsel may be based, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by, an officer or officers of the Company stating that the information with respect
      to  such  factual  matters is  in  the  possession  of  the
Company, unless such counsel knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to such matters are erroneous.

     Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.


SECTION 104.  ACTS OF HOLDERS; RECORD DATES.

      Any request, demand, authorization, direction, notice, consent, waiver or other action provided or permitted by this Indenture to be given, made or taken by Holders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by agent duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee and, where it is hereby expressly required, to the Company. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of the Holders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and (subject to Section 601) conclusive in favor of the Trustee and the Company, if made in the manner provided in this Section.

          The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by a certificate of a notary public or other officer authorized by law to take acknowledgments of deeds, certifying that the individual signing such instrument or writing acknowledged to him the execution thereof. Where such execution is by a signer acting in a capacity other than his individual capacity, such certificate or affidavit shall also constitute sufficient proof of his authority. The fact and date of the execution of any such instrument or writing, or the authority of the Person executing the same, may also be proved in any other manner which the Trustee deems sufficient.

      The ownership of Securities shall be proved by the Security
Register.

      Any request, demand, authorization, direction, notice, consent, waiver or other Act of the Holder of any Security shall bind every future Holder of the same Security and the Holder of every Security issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done, omitted or suffered to be done by the Trustee or the Company in reliance thereon, whether or not notation of such action is made upon such Security.

           The Company may set any day as a record date  for  the
purpose of determining the Holders of Outstanding Securities of any series entitled to give, make or take any request, demand, authorization, direction, notice, consent, waiver or other action provided or permitted by this Indenture to be given, made or taken by Holders of Securities of such series, provided that the Company may not set a record date for, and the provisions of this paragraph shall not apply with respect to, the giving or making of any notice, declaration, request or direction referred to in the next paragraph. If any record date is set pursuant to this paragraph, the Holders of Outstanding Securities of the relevant series on such record date, and no other Holders, shall be entitled to take the relevant action, whether or not such Holders remain Holders after such record date; provided that no such action shall be effective hereunder unless taken on or prior to the applicable Expiration Date by Holders of the requisite principal amount of Outstanding Securities of such series on such record date. Nothing in this paragraph shall be construed to prevent the Company from setting a new record date for any action for which a record date has previously been set pursuant to this paragraph (whereupon the record date previously set shall automatically and with no action by any Person be cancelled and of no effect), and nothing in this paragraph shall be construed to render ineffective any action taken by Holders of the requisite principal amount of Outstanding Securities of the relevant series on the date such action is taken. Promptly after any record date is set pursuant to this paragraph, the Company, at its own expense, shall cause notice of such record date, the proposed action by Holders and the applicable Expiration Date to be given to the Trustee in writing and to each Holder of Securities of the relevant series in the manner set forth in
Section 106.

     The Trustee may set any day as a record date for the purpose of determining the Holders of Outstanding Securities of any series entitled to join in the giving or making of (i) any Notice of Default, (ii) any declaration of acceleration referred to in
Section 502, (iii) any request to institute proceedings referred to in Section 507(2) or (iv) any direction referred to in Section 512, in each case with respect to Securities of such series. If any record date is set pursuant to this paragraph, the Holders of Outstanding Securities of such series on such record date, and no other Holders, shall be entitled to join in such notice, declaration, request or direction, whether or not such Holders remain Holders after such record date; provided that no such action shall be effective hereunder unless taken on or prior to the applicable Expiration Date by Holders of the requisite principal amount of Outstanding Securities of such series on such record date. Nothing in this paragraph shall be construed to prevent the Trustee from setting a new record date for any action for which a record date has previously been set pursuant to this paragraph (whereupon the record date previously set shall automatically and with no action by any Person be cancelled and of no effect), and nothing in this paragraph shall be construed to render ineffective any action taken by Holders of the requisite principal amount of Outstanding Securities of the
      relevant series on the date such action is taken.  Promptly after any record date is set pursuant to this paragraph, the Trustee, at the Company's expense, shall cause notice of such record date, the proposed action by Holders and the applicable Expiration Date to be given to the Company in writing and to each Holder of Securities of the relevant series in the manner set forth in Section 106.

      With respect to any record date set pursuant to this Section, the party hereto which sets such record dates may designate any day as the "Expiration Date" and from time to time may change the Expiration Date to any earlier or later day; provided that no such change shall be effective unless notice of the proposed new Expiration Date is given to the other party hereto in writing, and to each Holder of Securities of the relevant series in the manner set forth in Section 106, on or prior to the existing Expiration Date. If an Expiration Date is not designated with respect to any record date set pursuant to this Section, the party hereto which set such record date shall be deemed to have initially designated the 180th day after such record date as the Expiration Date with respect thereto, subject to its right to change the Expiration Date as provided in this paragraph. Notwithstanding the foregoing, no Expiration Date shall be later than the 180th day after the applicable record date.

      Without limiting the foregoing, a Holder entitled hereunder to take any action hereunder with regard to any particular
Security may do so with regard to all or any part of the principal amount of such Security or by one or more duly appointed agents each of which may do so pursuant to such appointment with regard to all or any part of such principal amount.


SECTION 105.  NOTICES, ETC., TO TRUSTEE AND COMPANY.

      Any request, demand, authorization, direction, notice, consent, waiver or Act of Holders or other document provided or permitted by this Indenture to be made upon, given or furnished to, or filed with,

       (1) the Trustee by any Holder or by the Company shall be sufficient for every purpose hereunder if made, given, furnished or filed in writing to or with the Trustee at its Corporate Trust Office, Attention: Corporate Trust Administration, or

       (2) the Company by the Trustee or by any Holder shall be sufficient for every purpose hereunder (unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, to the Company addressed to it to the attention of its Secretary at the address of its principal office specified in the first paragraph of this instrument or
       at  any other address previously furnished in  writing  to the Trustee by the Company.


SECTION 106.  NOTICE TO HOLDERS; WAIVER.

      Where this Indenture provides for notice to Holders of any event, such notice shall be sufficiently given (unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, to each Holder affected by such event, at his address as it appears in the Security Register, not later than the latest date (if any), and not earlier than the earliest date (if any), prescribed for the giving of such notice. In any case where notice to Holders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Holder shall affect the sufficiency of such notice with respect to other Holders. Where this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Holders shall be filed with the Trustee, but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.

      In case by reason of the suspension of regular mail service or by reason of any other cause it shall be impracticable to give such notice by mail, then such notification as shall be made with the approval of the Trustee shall constitute a sufficient notification for every purpose hereunder.

SECTION 107.  CONFLICT WITH TRUST INDENTURE ACT.

      If any provision hereof limits, qualifies or conflicts with a provision of the Trust Indenture Act which is required under such Act to be a part of and govern this Indenture, the latter provision shall control. If any provision of this Indenture modifies or excludes any provision of the Trust Indenture Act which may be so modified or excluded, the latter provision shall be deemed to apply to this Indenture as so modified or to be excluded, as the case may be.


SECTION 108.  EFFECT OF HEADINGS AND TABLE OF CONTENTS.

      The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.


      SECTION 109.  SUCCESSORS AND ASSIGNS.

      All covenants and agreements in this Indenture by the Company shall bind its successors and assigns, whether so expressed or not.


SECTION 110.  SEPARABILITY CLAUSE.

     In case any provision in this Indenture or in the Securities
shall   be  invalid,  illegal  or  unenforceable,  the  validity,
legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.


SECTION 111.  BENEFITS OF INDENTURE.

      Nothing in this Indenture or in the Securities, express or implied, shall give to any Person, other than the parties hereto and their successors hereunder and the Holders, any benefit or any legal or equitable right, remedy or claim under this Indenture.


SECTION 112.  GOVERNING LAW.

      This Indenture and the Securities shall be governed by and construed in accordance with the law of the State of New York.


SECTION 113.  LEGAL HOLIDAYS.

     In any case where any Interest Payment Date, Redemption Date or Stated Maturity of any Security shall not be a Business Day at any Place of Payment, then (notwithstanding any other provision of this Indenture or of the Securities (other than a provision of any Security which specifically states that such provision shall apply in lieu of this Section)) payment of interest or principal (and premium, if any) need not be made at such Place of Payment on such date, but may be made on the next succeeding Business Day at such Place of Payment with the same force and effect as if made on the Interest Payment Date or Redemption Date, or at the Stated Maturity.

SECTION 114.  NO RECOURSE.

      A director, officer, employee, stockholder or Affiliate, as such, of the Company shall not have any liability for any obligations of the Company under the Securities or this Indenture. Each Holder by accepting a Security waives and releases all such liability; provided, however, that nothing in
      this Section shall be deemed to relieve any Person referred to herein for any liability imposed by the Securities Act or the Trust Indenture Act.

                           ARTICLE TWO
                         SECURITY FORMS


SECTION 201.  FORMS GENERALLY.

      The Securities of each series shall be in substantially the form set forth in this Article, or in such other form as shall be established by or pursuant to a Board Resolution or in one or more indentures supplemental hereto, in each case with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange or Depositary therefor or as may, consistently herewith, be determined by the officers executing such Securities, as evidenced by their execution thereof. If the form of Securities of any series is established by action taken pursuant to a Board Resolution, a copy of an appropriate record of such action shall be certified by the Secretary or an Assistant Secretary of the Company and delivered to the Trustee at or prior to the delivery of the Company Order contemplated by Section 303 for the authentication and delivery of such Securities.

      The definitive Securities shall be printed, lithographed or engraved on steel engraved borders or may be produced in any other manner, all as determined by the officers executing such Securities, as evidenced by their execution of such Securities.


SECTION 202.  FORM OF FACE OF SECURITY.

           [Insert  any  legend required by the Internal  Revenue
Code and the regulations thereunder.]


                   OVERSEAS SHIPHOLDING GROUP, INC.

    ........................................................


No. .........                                          $ ......

       Overseas Shipholding Group, Inc., a corporation duly organized and existing under the laws of Delaware (herein called the "Company", which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises  to pay to ............................................,
      or    registered   assigns,   the    principal    sum    of
..................................................   Dollars   on
............................................... [if the  Security
is  to  bear interest prior to Maturity, insert -- , and  to  pay interest  thereon  from ............. or  from  the  most  recent
Interest  Payment Date to which interest has been  paid  or  duly provided  for, semi-annually on ............ and ............  in each  year, commencing ........., at the rate of ....% per annum, until the principal hereof is paid or made available for payment [if applicable, insert --, provided that any principal and premium, and any such instalment of interest, which is overdue shall bear interest at the rate of ...% per annum (to the extent that the payment of such interest shall be legally enforceable), from the dates such amounts are due until they are paid or made available for payment, and such interest shall be payable on demand]. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which  shall be the ....... or ....... (whether or not a Business
Day), as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Securities of this series not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities of this series may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture].

[If the Security is not to bear interest prior to Maturity, insert -- The principal of this Security shall not bear interest except in the case of a default in payment of principal upon acceleration, upon redemption or at Stated Maturity and in such case the overdue principal and any overdue premium shall bear interest  at the rate of ....% per annum (to the extent that  the payment of such interest shall be legally enforceable), from the dates such amounts are due until they are paid or made available for payment. Interest on any overdue principal or premium shall be payable on demand. [Any such interest on overdue principal or premium which is not paid on demand shall bear interest at the rate of ......% per annum (to the extent that the payment of such interest on interest shall be legally enforceable), from the date of such demand until the amount so demanded is paid or made available for payment. Interest on any overdue interest shall be payable on demand.]]

      Payment of the principal of (and premium, if any) and [if applicable, insert -- any such] interest on this Security will be made at the office or agency of the Company maintained for that
      purpose in The City of New York, in such coin  or  currency of the United States of America as at the time of payment is legal tender for payment of public and private debts [if applicable, insert --; provided, however, that at the option of the Company payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the Security Register].

      Reference is hereby made to the further provisions of  this
Security   set  forth  on  the  reverse  hereof,  which   further
provisions shall for all purposes have the same effect as if set forth at this place.

      Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Security shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

      In Witness Whereof, the Company has caused this instrument to be duly executed under its corporate seal.

Dated:


Overseas Shipholding Group, Inc.


                              ................................
Attest:


...................


SECTION 203.  FORM OF REVERSE OF SECURITY.

      This Security is one of a duly authorized issue of securities of the Company (herein called the "Securities"), issued and to be issued in one or more series under an Indenture, dated  as  of ........ ..., 199.. (herein called the "Indenture", which  term  shall  have  the meaning  assigned  to  it  in  such instrument),  between  the  Company and  ...................,  as
Trustee (herein called the "Trustee", which term includes any successor trustee under the Indenture), and reference is hereby made to the Indenture for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Securities and of the terms upon which the Securities are, and are to be, authenticated and delivered. This Security is one of the series designated on the face hereof [if applicable, insert -- , limited in aggregate principal amount to $...........].

      [If applicable, insert -- The Securities of this series are subject to redemption upon not less than 30 days' notice by mail,
      [if  applicable, insert -- (1) on ........... in  any  year commencing  with the year ...... and ending with the year  ......
through operation of the sinking fund for this series at a Redemption Price equal to 100% of the principal amount, and
(2)]   at  any  time  [if  applicable,  insert  --  on  or  after
.........., 19..], as a whole or in part, at the election of  the
Company, at the following Redemption Prices (expressed as percentages of the principal amount): If redeemed [if applicable, insert  --  on or before ..............., ...%, and if  redeemed]
during  the 12-month period beginning ............. of the  years indicated,

            Redemption                   Redemption
  Year        Price           Year         Price
  ----      ----------        ----       ----------






and  thereafter  at a Redemption Price equal  to  .....%  of  the principal amount, together in the case of any such redemption [if applicable, insert -- (whether through operation of the sinking fund or otherwise)] with accrued interest to the Redemption Date, but interest instalments whose Stated Maturity is on or prior to such Redemption Date will be payable to the Holders of such Securities, or one or more Predecessor Securities, of record at the close of business on the relevant Record Dates referred to on the face hereof, all as provided in the Indenture.]

      [If applicable, insert -- The Securities of this series are subject to redemption upon not less than 30 days' notice by mail,
(1) on ............ in any year commencing with the year .... and ending  with the year .... through operation of the sinking  fund for this series at the Redemption Prices for redemption through operation of the sinking fund (expressed as percentages of the principal  amount) set forth in the table below, and (2)  at  any time  [if applicable, insert -- on or after ............],  as  a whole or in part, at the election of the Company, at the Redemption Prices for redemption otherwise than through operation of the sinking fund (expressed as percentages of the principal amount) set forth in the table below: If redeemed during the 12-
month period beginning ............ of the years indicated,


                Redemption Price
                For Redemption         Redemption Price For
               Through Operation       Redemption Otherwise
                    of the            Than Through Operation
       Year        Sinking Fund         of the Sinking Fund
       ----     -----------------      ----------------------
and  thereafter  at a Redemption Price equal  to  .....%  of  the principal amount, together in the case of any such redemption (whether through operation of the sinking fund or otherwise) with accrued interest to the Redemption Date, but interest instalments whose Stated Maturity is on or prior to such Redemption Date will be payable to the Holders of such Securities, or one or more Predecessor Securities, of record at the close of business on the relevant Record Dates referred to on the face hereof, all as provided in the Indenture.]

     [If applicable, insert -- Notwithstanding the foregoing, the
Company may not, prior to ............., redeem any Securities of
this  series  as  contemplated  by  [if  applicable,  insert   --
Clause (2) of] the preceding paragraph as a part of, or in anticipation of, any refunding operation by the application, directly or indirectly, of moneys borrowed having an interest cost to the Company (calculated in accordance with generally accepted financial practice) of less than .....% per annum.]

      [If  applicable, insert -- The sinking fund for this series
provides  for  the  redemption  on  ............  in  each   year
beginning  with the year ....... and ending with the year  ......
of   [if   applicable,  insert  --  not  less  than   $..........
("mandatory   sinking  fund")  and  not  more  than]   $.........
aggregate   principal  amount  of  Securities  of  this   series.
Securities of this series acquired or redeemed by the Company otherwise than through [if applicable, insert -- mandatory] sinking fund payments may be credited against subsequent [if applicable, insert -- mandatory] sinking fund payments otherwise required to be made [if applicable, insert -- , in the inverse order in which they become due].]

      [If the Security is subject to redemption of any kind, insert -- In the event of redemption of this Security in part only, a new Security or Securities of this series and of like tenor for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.]

      [If applicable, insert paragraph regarding subordination of the Security.]

      [If applicable, insert -- The Indenture contains provisions for defeasance at any time of [the entire indebtedness of this Security] [or] [certain restrictive covenants and Events of Default with respect to this Security] [, in each case] upon compliance with certain conditions set forth in the Indenture.]

     [If the Security is not an Original Issue Discount Security, insert -- If an Event of Default with respect to Securities of this series shall occur and be continuing, the principal of the Securities of this series may be declared due and payable in the manner and with the effect provided in the Indenture.]

      [If the Security is an Original Issue Discount Security, insert -- If an Event of Default with respect to Securities of
      this  series shall occur and be continuing,  an  amount  of principal of the Securities of this series may be declared due and payable in the manner and with the effect provided in the Indenture. Such amount shall be equal to -- insert formula for determining the amount. Upon payment (i) of the amount of principal so declared due and payable and (ii) of interest on any overdue principal, premium and interest (in each case to the extent that the payment of such interest shall be legally enforceable), all of the Company's obligations in respect of the payment of the principal of and premium and interest, if any, on the Securities of this series shall terminate.]

           The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of the Securities of each series to be affected under the Indenture at any time by the Company and the Trustee with the consent of the Holders of 66 2/3% in principal amount of the Securities at the time Outstanding of each series to be affected. The Indenture also contains provisions permitting the Holders of specified percentages in principal amount of the Securities of each series at the time Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this Security and of any Security issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Security.

      As provided in and subject to the provisions of the Indenture, the Holder of this Security shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder, unless such Holder shall have previously given the Trustee written notice of a continuing Event of Default with respect to the Securities of this series, the Holders of not less than 25% in principal amount of the Securities of this series at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity, and the Trustee shall not have received from the Holders of a majority in principal amount of Securities of this series at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Security for the enforcement of any payment of principal hereof or any premium or interest hereon on or after the respective due dates expressed herein.

      No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional,
      to  pay  the principal of and any premium and  interest  on this Security at the times, place and rate, and in the coin or currency, herein prescribed.

      As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Security is registrable in the Security Register, upon surrender of this Security for registration of transfer at the office or agency of the Company in any place where the principal of and any premium and interest on this Security are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of this series and of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

       The  Securities  of  this  series  are  issuable  only  in registered form without coupons in denominations of $.......  and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Securities of this series are exchangeable for a like aggregate principal amount of Securities of this series and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

      Prior to due presentment of this Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Security is registered as the owner hereof for all purposes, whether or not this Security be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

      All terms used in this Security which are defined in the Indenture shall have the meanings assigned to them in the Indenture.


SECTION 204.  FORM OF LEGEND FOR GLOBAL SECURITIES.

           Unless  otherwise specified as contemplated by Section
301 for the Securities evidenced thereby, every Global Security authenticated and delivered hereunder shall bear a legend in substantially the following form:

THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS SECURITY MAY NOT BE
      EXCHANGED  IN  WHOLE OR IN PART FOR A SECURITY  REGISTERED,
AND NO TRANSFER OF THIS SECURITY IN WHOLE OR IN PART MAY BE REGISTERED, IN THE NAME OF ANY PERSON OTHER THAN SUCH DEPOSITARY OR A NOMINEE THEREOF, EXCEPT IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE.


SECTION 205.  FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION.

      The Trustee's certificates of authentication shall be in substantially the following form:

      This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.

                                   The Chase Manhattan Bank
                                    (National Association),

                                                       As Trustee


                                   By      /s/ Kathleen Perry
                                        -------------------------
                                             Authorized Officer


                          ARTICLE THREE
                         THE SECURITIES


SECTION 301.  AMOUNT UNLIMITED; ISSUABLE IN SERIES.

      The aggregate principal amount of Securities which may be authenticated and delivered under this Indenture is unlimited.

      The Securities may be issued in one or more series. There shall be established in or pursuant to a Board Resolution and, subject to Section 303, set forth, or determined in the manner provided, in an Officers' Certificate, or established in one or more indentures supplemental hereto, prior to the issuance of Securities of any series,

       (1) the title of the Securities of the series (which shall distinguish the Securities of the series from Securities of any other series);

       (2) any limit upon the aggregate principal amount of the Securities of the series which may be authenticated and delivered under this Indenture (except for Securities authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of, other Securities of the series pursuant to Section 304, 305, 306, 906 or 1107 and except for any Securities which, pursuant to Section 303, are
       deemed  never  to  have been authenticated  and  delivered hereunder);

       (3) the Person to whom any interest on a Security of the series shall be payable, if other than the Person in whose name that Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest;

       (4) the date or dates on which the principal of any Securities of the series is payable;

       (5) the rate or rates at which any Securities of the series shall bear interest, if any, the date or dates from which any such interest shall accrue, the Interest Payment
 Dates on which any such interest shall be payable and the Regular Record Date for any such interest payable on any Interest Payment Date;

       (6) the place or places where the principal of and any premium and interest on any Securities of the series shall be payable;

       (7) the period or periods within which, the price or prices at which and the terms and conditions upon which any Securities of the series may be redeemed, in whole or in part, at the option of the Company and, if other than by a Board Resolution, the manner in which any election by the Company to redeem the Securities shall be evidenced;

       (8) the obligation, if any, of the Company to redeem or purchase any Securities of the series pursuant to any sinking fund or analogous provisions or at the option of the Holder thereof and the period or periods within which, the price or prices at which and the terms and conditions upon which any Securities of the series shall be redeemed or purchased, in whole or in part, pursuant to such obligation;

       (9) if other than denominations of $1,000 and any integral multiple thereof, the denominations in which any Securities of the series shall be issuable;

       (10) if the amount of principal of or any premium or interest on any Securities of the series may be determined with reference to an index or pursuant to a formula, the manner in which such amounts shall be determined;

       (11) if other than the currency of the United States of America, the currency, currencies or currency units in which the principal of or any premium or interest on any Securities of the series shall be payable and the manner of determining the equivalent thereof in the currency of the United States of America for any purpose, including for purposes of the definition of "Outstanding" in Section 101;

       (12) if the principal of or any premium or interest on any Securities of the series is to be payable, at the election of
       the  Company  or  the  Holder  thereof,  in  one  or  more currencies or currency units other than that or those in which such Securities are stated to be payable, the currency, currencies or currency units in which the principal of or any premium or interest on such Securities as to which such election is made shall be payable, the periods within which and the terms and conditions upon which such election is to be made and the amount so payable (or the manner in which such amount shall be determined);

       (13) if other than the entire principal amount thereof, the portion of the principal amount of any Securities of the series which shall be payable upon declaration of acceleration of the Maturity thereof pursuant to Section 502;

       (14)  if  the  principal  amount  payable  at  the  Stated
 Maturity of any Securities of the series will not be determinable as of any one or more dates prior to the Stated Maturity, the amount which shall be deemed to be the principal amount of such Securities as of any such date for any purpose thereunder or hereunder, including the principal amount thereof which shall be due and payable upon any Maturity other than the Stated Maturity or which shall be deemed to be Outstanding as of any date prior to the Stated Maturity (or, in any such case, the manner in which such amount deemed to be the principal amount shall be determined);

       (15) if applicable, that the Securities of the series, in whole or any specified part, shall be defeasible pursuant to
 Section 1302 or Section 1303 or both such Sections and, if other than by a Board Resolution, the manner in which any election by the Company to defease such Securities shall be evidenced;

       (16) if applicable, that any Securities of the series shall be issuable in whole or in part in the form of one or more Global Securities and, in such case, the respective Depositaries for such Global Securities, the form of any legend or legends which shall be borne by any such Global Security in addition to or in lieu of that set forth in Section 204 and any circumstances in addition to or in lieu of those set forth in Clause (2) of the last paragraph of Section 305 in which any such Global Security may be exchanged in whole or in part for Securities registered, and any transfer of such Global Security in whole or in part may be registered, in the name or names of Persons other than the Depositary for such Global Security or a nominee thereof;

       (17) any addition to or change in the Events of Default which applies to any Securities of the series and any change in the right of the Trustee or the requisite Holders of such Securities to declare the principal amount thereof due and payable pursuant to Section 502;

       (18) any addition to or change in the covenants set forth in Article Ten which applies to Securities of the series; and

       (19) any other terms of the series (which terms shall not be inconsistent with the provisions of this Indenture, except as permitted by Section 901(5)).

      All Securities of any one series shall be substantially identical except as to denomination and except as may otherwise be provided in or pursuant to the Board Resolution referred to above and (subject to Section 303) set forth, or determined in the manner provided, in the Officers' Certificate referred to above or in any such indenture supplemental hereto.

      If any of the terms of the series are established by action taken pursuant to a Board Resolution, a copy of an appropriate record of such action shall be certified by the Secretary or an Assistant Secretary of the Company and delivered to the Trustee at or prior to the delivery of the Officers' Certificate setting forth the terms of the series.


SECTION 302.  DENOMINATIONS.

      The Securities of each series shall be issuable only in registered form without coupons and only in such denominations as shall be specified as contemplated by Section 301. In the absence of any such specified denomination with respect to the Securities of any series, the Securities of such series shall be issuable in denominations of $1,000 and any integral multiple thereof.


SECTION 303.  EXECUTION, AUTHENTICATION, DELIVERY AND DATING.

     The Securities shall be executed on behalf of the Company by its Chairman of the Board, its Vice Chairman of the Board, its President or one of its Vice Presidents, under its corporate seal reproduced thereon attested by its Secretary or one of its Assistant Secretaries. The signature of any of these officers on the Securities may be manual or facsimile.

      Securities bearing the manual or facsimile signatures of individuals who were at any time the proper officers of the Company shall bind the Company, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Securities or did not hold such offices at the date of such Securities.

      At any time and from time to time after the execution and delivery of this Indenture, the Company may deliver Securities of any series executed by the Company to the Trustee for authentication, together with a Company Order for the authentication and delivery of such Securities, and the Trustee in accordance with the Company Order shall authenticate and deliver such Securities. If the form or terms of the Securities of the series have been established by or pursuant to one or more
      Board Resolutions as permitted by Sections 201 and 301,  in authenticating such Securities, and accepting the additional responsibilities under this Indenture in relation to such Securities, the Trustee shall be entitled to receive, and (subject to Section 601) shall be fully protected in relying upon, an Opinion of Counsel stating,

       (1) if the form of such Securities has been established by or pursuant to Board Resolution as permitted by Section 201, that such form has been established in conformity with the provisions of this Indenture;

       (2) if the terms of such Securities have been established by or pursuant to Board Resolution as permitted by Section 301, that such terms have been established in conformity with the provisions of this Indenture; and

        (3)    that  such  Securities,  when  authenticated   and
 delivered by the Trustee and issued by the Company in the manner and subject to any conditions specified in such Opinion of Counsel, will constitute valid and legally binding obligations of the Company enforceable in accordance with their terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

If such form or terms have been so established, the Trustee shall not be required to authenticate such Securities if the issue of such Securities pursuant to this Indenture will affect the Trustee's own rights, duties or immunities under the Securities and this Indenture or otherwise in a manner which is not reasonably acceptable to the Trustee.

      Notwithstanding the provisions of Section 301 and of the preceding paragraph, if all Securities of a series are not to be originally issued at one time, it shall not be necessary to deliver the Officers' Certificate otherwise required pursuant to
Section 301 or the Company Order and Opinion of Counsel otherwise required pursuant to such preceding paragraph at or prior to the authentication of each Security of such series if such documents are delivered at or prior to the authentication upon original issuance of the first Security of such series to be issued.

     Each Security shall be dated the date of its authentication.

      No Security shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose unless there appears on such Security a certificate of authentication substantially in the form provided for herein executed by the Trustee by manual signature, and such certificate upon any Security shall be conclusive evidence, and the only evidence, that such Security has been duly authenticated and delivered hereunder. Notwithstanding the foregoing, if any Security shall have been authenticated and delivered hereunder but never issued and sold by the Company, and the Company shall deliver such
      Security  to the Trustee for cancellation  as  provided  in
Section 309, for all purposes of this Indenture such Security shall be deemed never to have been authenticated and delivered hereunder and shall never be entitled to the benefits of this Indenture.


SECTION 304.  TEMPORARY SECURITIES.

      Pending the preparation of definitive Securities of any series, the Company may execute, and upon Company Order the Trustee shall authenticate and deliver, temporary Securities which are printed, lithographed, typewritten, mimeographed or otherwise produced, in any authorized denomination, substantially of the tenor of the definitive Securities in lieu of which they are issued and with such appropriate insertions, omissions, substitutions and other variations as the officers executing such Securities may determine, as evidenced by their execution of such Securities.

      If temporary Securities of any series are issued, the Company will cause definitive Securities of that series to be prepared without unreasonable delay. After the preparation of definitive Securities of such series, the temporary Securities of such series shall be exchangeable for definitive Securities of such series upon surrender of the temporary Securities of such series at the office or agency of the Company in a Place of Payment for that series, without charge to the Holder. Upon surrender for cancellation of any one or more temporary Securities of any series, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor one or more definitive Securities of the same series, of any authorized denominations and of like tenor and aggregate principal amount. Until so exchanged, the temporary Securities of any series shall in all respects be entitled to the same benefits under this Indenture as definitive Securities of such series and tenor.


SECTION 305. REGISTRATION, REGISTRATION OF TRANSFER AND EXCHANGE.

      The Company shall cause to be kept at the Corporate Trust Office of the Trustee a register (the register maintained in such office and in any other office or agency of the Company in a Place of Payment being herein sometimes collectively referred to as the "Security Register") in which, subject to such reasonable regulations as it may prescribe, the Company shall provide for the registration of Securities and of transfers of Securities. The Trustee is hereby appointed "Security Registrar" for the purpose of registering Securities and transfers of Securities as herein provided.

      Upon surrender for registration of transfer of any Security of a series at the office or agency of the Company in a Place of
      Payment for that series, the Company shall execute, and the
Trustee shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new Securities of the same series, of any authorized denominations and of like tenor and aggregate principal amount.

     At the option of the Holder, Securities of any series may be exchanged for other Securities of the same series, of any authorized denominations and of like tenor and aggregate principal amount, upon surrender of the Securities to be exchanged at such office or agency. Whenever any Securities are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and deliver, the Securities which the Holder making the exchange is entitled to receive.

      All Securities issued upon any registration of transfer or exchange of Securities shall be the valid obligations of the Company, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Securities surrendered upon such registration of transfer or exchange.

      Every Security presented or surrendered for registration of transfer or for exchange shall (if so required by the Company or the Trustee) be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar duly executed, by the Holder thereof or his attorney duly authorized in writing.

      No service charge shall be made for any registration of transfer or exchange of Securities, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with any registration of transfer or exchange of Securities, other than exchanges pursuant to Section 304, 906 or 1107 not involving any transfer.

      If the Securities of any series (or of any series and specified tenor) are to be redeemed in part, the Company shall not be required (A) to issue, register the transfer of or exchange any Securities of that series (or of that series and specified tenor, as the case may be) during a period beginning at the opening of business 15 days before the day of the mailing of a notice of redemption of any such Securities selected for redemption under Section 1103 and ending at the close of business on the day of such mailing, or (B) to register the transfer of or exchange any Security so selected for redemption in whole or in part, except the unredeemed portion of any Security being redeemed in part.

      The provisions of Clauses (1), (2), (3) and (4) below shall apply only to Global Securities:

        (1) Each Global Security authenticated under this Indenture shall be registered in the name of the Depositary designated for such Global Security or a nominee thereof and delivered to such Depositary or a nominee thereof or custodian therefor, and each such Global Security shall constitute a single Security for all purposes of this Indenture.

        (2) Notwithstanding any other provision in this Indenture, no Global Security may be exchanged in whole or in part for Securities registered, and no transfer of a Global Security in whole or in part may be registered, in the name of any Person other than the Depositary for such Global Security or a nominee thereof unless (A) such Depositary (i) has notified the Company that it is unwilling or unable to continue as Depositary for such Global Security or (ii) has ceased to be a clearing agency registered under the Exchange Act, (B) there shall have occurred and be continuing an Event of Default with respect to such Global Security or (C) there shall exist such circumstances, if any, in addition to or in lieu of the foregoing as have been specified for this purpose as contemplated by Section 301.

       (3) Subject to Clause (2) above, any exchange of a Global Security for other Securities may be made in whole or in part, and all Securities issued in exchange for a Global Security or any portion thereof shall be registered in such names as the Depositary for such Global Security shall direct.

       (4) Every Security authenticated and delivered upon registration of transfer of, or in exchange for or in lieu of, a Global Security or any portion thereof, whether pursuant to this Section, Section 304, 306, 906 or 1107 or otherwise, shall be authenticated and delivered in the form of, and shall be, a Global Security, unless such Security is registered in the name of a Person other than the Depositary for such Global Security or a nominee thereof.


SECTION 306.  MUTILATED, DESTROYED, LOST AND STOLEN SECURITIES.

     If any mutilated Security is surrendered to the Trustee, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a new Security of the same series and of like tenor and principal amount and bearing a number not contemporaneously outstanding.

      If  there shall be delivered to the Company and the Trustee
(i) evidence to their satisfaction of the destruction, loss or theft of any Security and (ii) such security or indemnity as may be required by them to save each of them and any agent of either of them harmless, then, in the absence of notice to the Company or the Trustee that such Security has been acquired by a bona fide purchaser, the Company shall execute and the Trustee shall authenticate and deliver, in lieu of any such destroyed, lost or stolen Security, a new Security of the same series and of like tenor and principal amount and bearing a number not contemporaneously outstanding.

           In case any such mutilated, destroyed, lost or  stolen
Security has become or is about to become due and payable, the Company in its discretion may, instead of issuing a new Security, pay such Security.

      Upon the issuance of any new Security under this Section, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee) connected therewith.

      Every  new Security of any series issued pursuant  to  this
Section in lieu of any destroyed, lost or stolen Security shall constitute an original additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Security shall be at any time enforceable by anyone, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Securities of that series duly issued hereunder.

      The  provisions  of  this Section are exclusive  and  shall preclude  (to  the extent lawful) all other rights  and  remedies
with   respect  to  the  replacement  or  payment  of  mutilated, destroyed, lost or stolen Securities.


SECTION 307.  PAYMENT OF INTEREST; INTEREST RIGHTS PRESERVED.

      Except as otherwise provided as contemplated by Section 301 with respect to any series of Securities, interest on any Security which is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name that Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest.

     Any interest on any Security of any series which is payable, but is not punctually paid or duly provided for, on any Interest Payment Date (herein called "Defaulted Interest") shall forthwith cease to be payable to the Holder on the relevant Regular Record Date by virtue of having been such Holder, and such Defaulted Interest may be paid by the Company, at its election in each case, as provided in Clause (1) or (2) below:

         (1)   The  Company  may elect to  make  payment  of  any
   Defaulted   Interest  to  the  Persons  in  whose  names   the
   Securities of such series (or their respective Predecessor Securities) are registered at the close of business on a
   Special Record Date for the payment of such Defaulted Interest, which shall be fixed in the following manner. The Company shall notify the Trustee in writing of the amount of Defaulted Interest proposed to be paid on each Security of such series and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this Clause provided. Thereupon the Trustee shall fix a Special Record Date for the payment of such Defaulted Interest which shall be not more than 15 days and not less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such Special Record Date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor to be given to each Holder of Securities of such series in the manner set forth in Section 106, not less than 10 days prior to such Special Record Date. Notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor having been so mailed, such Defaulted Interest shall be paid to the Persons in whose names the Securities of such series (or their respective Predecessor Securities) are registered at the close of business on such Special Record Date and shall no longer be payable pursuant to the following Clause (2).

         (2) The Company may make payment of any Defaulted Interest on the Securities of any series in any other lawful manner not inconsistent with the requirements of any securities exchange on which such Securities may be listed, and upon such notice as may be required by such exchange, if, after notice given by the Company to the Trustee of the proposed payment pursuant to this Clause, such manner of payment shall be deemed practicable by the Trustee.

      Subject to the foregoing provisions of this Section, each Security delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Security shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Security.


SECTION 308.  PERSONS DEEMED OWNERS.

      Prior to due presentment of a Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name such Security is registered as the owner of such Security for the purpose of receiving payment of principal of and any premium and (subject to Section 307) any interest on such Security and for all other purposes whatsoever, whether or not such Security be overdue, and neither the Company, the Trustee nor any agent of the Company or the Trustee shall be affected by notice to the contrary.


      SECTION 309.  CANCELLATION.

       All Securities surrendered for payment, redemption, registration of transfer or exchange or for credit against any sinking fund payment shall, if surrendered to any Person other than the Trustee, be delivered to the Trustee and shall be promptly cancelled by it. The Company may at any time deliver to the Trustee for cancellation any Securities previously authenticated and delivered hereunder which the Company may have acquired in any manner whatsoever, and may deliver to the Trustee (or to any other Person for delivery to the Trustee) for cancellation any Securities previously authenticated hereunder which the Company has not issued and sold, and all Securities so delivered shall be promptly cancelled by the Trustee. No Securities shall be authenticated in lieu of or in exchange for any Securities cancelled as provided in this Section, except as expressly permitted by this Indenture. All cancelled Securities held by the Trustee shall be disposed of as directed by a Company Order.


SECTION 310.  COMPUTATION OF INTEREST.

     Except as otherwise specified as contemplated by Section 301 for Securities of any series, interest on the Securities of each series shall be computed on the basis of a 360-day year of twelve
30-day months.


                          ARTICLE FOUR
                   SATISFACTION AND DISCHARGE


SECTION 401.  SATISFACTION AND DISCHARGE OF INDENTURE.

      This Indenture shall upon Company Request cease to be of further effect (except as to any surviving rights of registration of transfer or exchange of Securities herein expressly provided for), and the Trustee, at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when

      (1)  either

              (A) all Securities theretofore authenticated and delivered (other than (i) Securities which have been destroyed, lost or stolen and which have been replaced or paid as provided in Section 306 and (ii) Securities for whose payment money has theretofore been deposited in trust or segregated and held in trust by the Company and thereafter repaid to the Company or discharged from such trust, as
         provided  in Section 1003) have been  delivered  to  the
   Trustee for cancellation; or

              (B) all such Securities not theretofore delivered to the Trustee for cancellation

               (i)   have become due and payable, or

                (ii)  will become due and payable at their Stated
     Maturity within one year, or

                (iii) are to be called for redemption within one year under arrangements satisfactory to the Trustee for the giving of notice of redemption by the Trustee in the name, and at the expense, of the Company, and the Company, in the case of (i), (ii) or (iii) above, has deposited or caused to be deposited with the Trustee as trust funds in trust for the purpose money in an amount sufficient to pay and discharge the entire indebtedness on such Securities not theretofore delivered to the Trustee for cancellation, for principal and any premium and interest to the date of such deposit (in the case of Securities which have become due and payable) or to the Stated Maturity or Redemption Date, as the case may be;

       (2) the Company has paid or caused to be paid all other sums payable hereunder by the Company; and

       (3) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with.

      Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Company to the Trustee under
Section 607, the obligations of the Trustee to any Authenticating Agent under Section 614 and, if money shall have been deposited with the Trustee pursuant to subclause (B) of Clause (1) of this Section, the obligations of the Trustee under Section 402 and the last paragraph of Section 1003 shall survive.


SECTION 402.  APPLICATION OF TRUST MONEY.

       Subject  to  the  provisions  of  the  last  paragraph  of
Section  1003, all money deposited with the Trustee  pursuant  to
Section 401 shall be held in trust and applied by it, in accordance with the provisions of the Securities and this Indenture, to the payment, either directly or through any Paying Agent (including the Company acting as its own Paying Agent) as the Trustee may determine, to the Persons entitled thereto, of the principal and any premium and interest for whose payment such money has been deposited with the Trustee.

                          ARTICLE FIVE
                            REMEDIES


SECTION 501.  EVENTS OF DEFAULT.

      "Event of Default", wherever used herein with respect to Securities of any series, means any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

       (1) default in the payment of any interest upon any Security of that series when it becomes due and payable, and continuance of such default for a period of 30 days; or

       (2) default in the payment of the principal of or any premium on any Security of that series at its Maturity; or

       (3) default in the deposit of any sinking fund payment, when and as due by the terms of a Security of that series; or

       (4) default in the performance, or breach, of any covenant or warranty of the Company in this Indenture (other than a covenant or warranty a default in whose performance or whose breach is elsewhere in this Section specifically dealt with or which has expressly been included in this Indenture solely for the benefit of series of Securities other than that series), and continuance of such default or breach for a period of 30 days after there has been given, by registered or certified mail, to the Company by the Trustee or to the Company and the Trustee by the Holders of at least 25% in principal amount of the Outstanding Securities of that series a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

       (5) a default under any bond, debenture, note or other evidence of indebtedness for money borrowed by the Company or any Restricted Subsidiary (including a default with respect to Securities of any series other than that series) having an aggregate principal amount outstanding of at least $10,000,000, or under any Mortgage, indenture or instrument (including this Indenture) under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the Company or any Restricted Subsidiary having an aggregate principal amount outstanding of at least $10,000,000, whether such indebtedness now exists or shall hereafter be created, which default shall have resulted in such indebtedness becoming
       or  being declared due and payable prior to  the  date  on which it would otherwise have become due and payable, without such indebtedness having been discharged, or such acceleration having been rescinded or annulled, within a period of 10 days after there shall have been given, by registered or certified mail, to the Company by the Trustee or to the Company and the Trustee by the Holders of at least 25% in principal amount of the Outstanding Securities of that series a written notice specifying such default and requiring the Company to cause such indebtedness to be discharged or cause such acceleration to be rescinded or annulled, as the case may be, and stating that such notice is a "Notice of Default" hereunder; provided, however, that, subject to the provisions of Sections 601 and 602, the Trustee shall not be deemed to have knowledge of such default unless either (A) a Responsible Officer of the Trustee shall have actual knowledge of such default or (B) the Trustee shall have received written notice thereof from the Company, from any Holder, from the holder of any such indebtedness or from the trustee under any such mortgage, indenture or other instrument; or

       (6)   the  entry  by  a court having jurisdiction  in  the
 premises of (A) a decree or order for relief in respect of the Company in an involuntary case or proceeding under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law or (B) a decree or order adjudging the Company a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Company under any applicable Federal or State law, or appointing a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Company or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order for relief or any such other decree or order unstayed and in effect for a period of 60 consecutive days; or

       (7) the commencement by the Company of a voluntary case or proceeding under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law or of any other case or proceeding to be adjudicated a bankrupt or insolvent, or the consent by it to the entry of a decree or order for relief in respect of the Company in an involuntary case or proceeding under any applicable Federal or State bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against it, or the filing by it of a petition or answer or consent  seeking reorganization or relief under  any  applicable
 Federal or State law, or the consent by it to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Company or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they
       become  due,  or  the taking of corporate  action  by  the
 Company in furtherance of any such action; or

       (8) any other Event of Default provided with respect to Securities of that series.


SECTION 502.  ACCELERATION OF MATURITY; RESCISSION AND ANNULMENT.

      If an Event of Default (other than an Event of Default specified in Section 501(6) or 501(7)) with respect to Securities of any series at the time Outstanding occurs and is continuing, then in every such case the Trustee or the Holders of not less than 25% in principal amount of the Outstanding Securities of that series may declare the principal amount of all the Securities of that series (or, if any Securities of that series are Original Issue Discount Securities, such portion of the principal amount of such Securities as may be specified by the terms thereof) to be due and payable immediately, by a notice in writing to the Company (and to the Trustee if given by Holders), and upon any such declaration such principal amount (or specified amount) shall become immediately due and payable. If an Event of Default specified in Section 501(6) or 501(7) with respect to Securities of any series at the time Outstanding occurs, the principal amount of all the Securities of that series (or, if any Securities of that series are Original Issue Discount Securities, such portion of the principal amount of such Securities as may be specified by the terms thereof) shall automatically, and without any declaration or other action on the part of the Trustee or any Holder, become immediately due and payable.

      At any time after such a declaration of acceleration with respect to Securities of any series has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter in this Article provided, the Holders of a majority in principal amount of the Outstanding Securities of that series, by written notice to the Company and the Trustee, may rescind and annul such declaration and its consequences if

       (1) the Company has paid or deposited with the Trustee a sum sufficient to pay

              (A) all overdue interest on all Securities of that series,

              (B) the principal of (and premium, if any, on) any Securities of that series which have become due otherwise than by such declaration of acceleration and any interest thereon at the rate or rates prescribed therefor in such Securities,

              (C) to the extent that payment of such interest is lawful, interest upon overdue interest at the rate or rates prescribed therefor in such Securities, and

              (D)   all  sums  paid or advanced  by  the  Trustee
   hereunder   and   the   reasonable   compensation,   expenses,
   disbursements and advances of the Trustee, its agents and counsel;

 and

       (2) all Events of Default with respect to Securities of that series, other than the non-payment of the principal of Securities of that series which have become due solely by such declaration of acceleration, have been cured or waived as provided in Section 513.

No such rescission shall affect any subsequent default or impair any right consequent thereon.


SECTION 503.   COLLECTION OF INDEBTEDNESS AND SUITS FOR
               ENFORCEMENT BY TRUSTEE.

     The Company covenants that if

       (1) default is made in the payment of any interest on any Security when such interest becomes due and payable and such default continues for a period of 30 days, or

       (2) default is made in the payment of the principal of (or premium, if any, on) any Security at the Maturity thereof,

the Company will, upon demand of the Trustee, pay to it, for the benefit of the Holders of such Securities, the whole amount then due and payable on such Securities for principal and any premium and interest and, to the extent that payment of such interest shall be legally enforceable, interest on any overdue principal and premium and on any overdue interest, at the rate or rates prescribed therefor in such Securities, and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel.

      If an Event of Default with respect to Securities of any series occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders of Securities of such series by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.


      SECTION 504.  TRUSTEE MAY FILE PROOFS OF CLAIM.

      In case of any judicial proceeding relative to the Company (or any other obligor upon the Securities), its property or its creditors, the Trustee shall be entitled and empowered, by intervention in such proceeding or otherwise, to take any and all actions authorized under the Trust Indenture Act in order to have claims of the Holders and the Trustee allowed in any such proceeding. In particular, the Trustee shall be authorized to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same; and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the
Trustee, its agents and counsel, and any other amounts due the Trustee under Section 607.

      No provision of this Indenture shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Securities or the rights of any Holder thereof or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding; provided, however, that the Trustee may, on behalf of the Holders, vote for the election of a trustee in bankruptcy or similar official and be a member of a creditors' or other similar committee.


SECTION 505.  TRUSTEE MAY ENFORCE CLAIMS WITHOUT POSSESSION
               OF SECURITIES.

      All rights of action and claims under this Indenture or the Securities may be prosecuted and enforced by the Trustee without the possession of any of the Securities or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, after provision for the payment of the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Holders of the Securities in respect of which such judgment has been recovered.


SECTION 506.  APPLICATION OF MONEY COLLECTED.

      Any money collected by the Trustee pursuant to this Article shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such
      money  on account of principal or any premium or  interest, upon presentation of the Securities and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

       First:   To  the  payment of all amounts due  the  Trustee
 under Section 607; and

       Second: To the payment of the amounts then due and unpaid for principal of and any premium and interest on the Securities in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on such
 Securities   for  principal  and  any  premium   and   interest,
 respectively.


SECTION 507.  LIMITATION ON SUITS.

     No Holder of any Security of any series shall have any right to institute any proceeding, judicial or otherwise, with respect to this Indenture, or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless

       (1) such Holder has previously given written notice to the Trustee of a continuing Event of Default with respect to the Securities of that series;

       (2) the Holders of not less than 25% in principal amount of the Outstanding Securities of that series shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee hereunder;

       (3)   such  Holder or Holders have offered to the  Trustee
 reasonable   indemnity   against   the   costs,   expenses   and
 liabilities to be incurred in compliance with such request;

       (4) the Trustee for 60 days after its receipt of such notice, request and offer of indemnity has failed to institute any such proceeding; and

       (5) no direction inconsistent with such written request has been given to the Trustee during such 60-day period by the Holders of a majority in principal amount of the Outstanding
 Securities of that series;

it being understood and intended that no one or more of such Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other of such Holders, or to obtain or to seek to obtain priority or preference over any other of such Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable benefit of all of such Holders.

      SECTION 508.  UNCONDITIONAL RIGHT OF HOLDERS TO RECEIVE
               PRINCIPAL, PREMIUM AND INTEREST.

      Notwithstanding any other provision in this Indenture, the Holder of any Security shall have the right, which is absolute and unconditional, to receive payment of the principal of and any premium and (subject to Section 307) interest on such Security on the respective Stated Maturities expressed in such Security (or, in the case of redemption, on the Redemption Date) and to institute suit for the enforcement of any such payment, and such rights shall not be impaired without the consent of such Holder.


SECTION 509.  RESTORATION OF RIGHTS AND REMEDIES.

      If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every such case, subject to any determination in such proceeding, the Company, the Trustee and the Holders shall be restored severally and respectively to their former positions hereunder and thereafter all rights and remedies of the Trustee and the Holders shall continue as though no such proceeding had been instituted.


SECTION 510.  RIGHTS AND REMEDIES CUMULATIVE.

     Except as otherwise provided with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities in the last paragraph of Section 306, no right or remedy herein conferred upon or reserved to the Trustee or to the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

SECTION 511.  DELAY OR OMISSION NOT WAIVER.

      No delay or omission of the Trustee or of any Holder of any Securities to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every right and remedy given by this Article or by law to the Trustee or to the Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders, as the case may be.

      SECTION 512.  CONTROL BY HOLDERS.

      The Holders of a majority in principal amount of the Outstanding Securities of any series shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee, with respect to the Securities of such series, provided that

       (1) such direction shall not be in conflict with any rule of law or with this Indenture, and

       (2) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction.


SECTION 513.  WAIVER OF PAST DEFAULTS.

      The Holders of not less than a majority in principal amount of the Outstanding Securities of any series may on behalf of the Holders of all the Securities of such series waive any past default hereunder with respect to such series and its consequences, except a default

       (1) in the payment of the principal of or any premium or interest on any Security of such series, or

       (2) in respect of a covenant or provision hereof which under Article Nine cannot be modified or amended without the consent of the Holder of each Outstanding Security of such series affected.

     Upon any such waiver, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other default or impair any right consequent thereon.



SECTION 514.  UNDERTAKING FOR COSTS.

     In any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken, suffered or omitted by it as Trustee, a court may require any party litigant in such suit to file an undertaking to pay the costs of such suit, and may assess costs against any such party litigant, in the manner and to the extent provided in the Trust
Indenture Act; provided that neither this Section nor the Trust Indenture Act shall be deemed to authorize any court to require such an undertaking or to make such an assessment in any suit instituted by the Company.


      SECTION 515.  WAIVER OF USURY, STAY OR EXTENSION LAWS.

     The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any usury, stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

                           ARTICLE SIX
                           THE TRUSTEE

SECTION 601.  CERTAIN DUTIES AND RESPONSIBILITIES.

      The duties and responsibilities of the Trustee shall be as provided by the Trust Indenture Act. Notwithstanding the foregoing, no provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it. Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct or affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section.

SECTION 602.  NOTICE OF DEFAULTS.

      If a default occurs hereunder with respect to Securities of any series, the Trustee shall give the Holders of Securities of such series notice of such default as and to the extent provided by the Trust Indenture Act; provided, however, that in the case of any default of the character specified in Section 501(4) with respect to Securities of such series, no such notice to Holders shall be given until at least 30 days after the occurrence thereof. For the purpose of this Section, the term "default" means any event which is, or after notice or lapse of time or both would become, an Event of Default with respect to Securities of such series.

SECTION 603.  CERTAIN RIGHTS OF TRUSTEE.

     Subject to the provisions of Section 601:

            (1)   the Trustee may rely and shall be protected  in
 acting   or   refraining  from  acting  upon   any   resolution,
 certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

       (2) any request or direction of the Company mentioned herein shall be sufficiently evidenced by a Company Request or Company Order, and any resolution of the Board of Directors shall be sufficiently evidenced by a Board Resolution;

       (3) whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon an Officers' Certificate;

       (4) the Trustee may consult with counsel and the written advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon;

       (5) the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;

        (6)   the  Trustee  shall  not  be  bound  to  make   any
 investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company, personally or by agent or attorney; and

       (7) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.


      SECTION 604.  NOT RESPONSIBLE FOR RECITALS OR ISSUANCE
               OF SECURITIES.

      The recitals contained herein and in the Securities, except the Trustee's certificates of authentication, shall be taken as the statements of the Company, and neither the Trustee nor any Authenticating Agent assumes any responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Securities. Neither the Trustee nor any Authenticating Agent shall be accountable for the use or application by the Company of Securities or the proceeds thereof.


SECTION 605.  MAY HOLD SECURITIES.

     The Trustee, any Authenticating Agent, any Paying Agent, any Security Registrar or any other agent of the Company, in its individual or any other capacity, may become the owner or pledgee of Securities and, subject to Sections 608 and 613, may otherwise deal with the Company with the same rights it would have if it were not Trustee, Authenticating Agent, Paying Agent, Security Registrar or such other agent.


SECTION 606.  MONEY HELD IN TRUST.

      Money held by the Trustee in trust hereunder need not be segregated from other funds except to the extent required by law. The Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed with the Company.


SECTION 607.  COMPENSATION AND REIMBURSEMENT.

     The Company agrees

       (1) to pay to the Trustee from time to time such reasonable compensation for all services rendered by it hereunder as shall be agreed upon in writing (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

       (2) except as otherwise expressly provided herein, to reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture (including the reasonable compensation and the expenses and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence or bad faith; and

       (3) to indemnify the Trustee for, and to hold it harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including the costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder.

      When the Trustee incurs expenses or renders services in connection with an Event of Default specified in Section 501(6) or 501(7), such expenses (including the reasonable charges and expenses of its counsel) and the compensation for such services are intended to constitute expenses of administration under any bankruptcy law.

SECTION 608.  CONFLICTING INTERESTS.

      If the Trustee has or shall acquire a conflicting interest within the meaning of the Trust Indenture Act, the Trustee shall either eliminate such interest or resign, to the extent and in the manner provided by, and subject to the provisions of, the Trust Indenture Act and this Indenture. To the extent permitted by such Act, the Trustee shall not be deemed to have a conflicting interest by virtue of being a trustee under this Indenture with respect to Securities of more than one series.


SECTION 609.  CORPORATE TRUSTEE REQUIRED; ELIGIBILITY.

      There shall at all times be one (and only one) Trustee hereunder with respect to the Securities of each series, which may be Trustee hereunder for Securities of one or more other series. Each Trustee shall be a Person that is eligible pursuant to the Trust Indenture Act to act as such, has a combined capital and surplus of at least $50,000,000. If any such Person publishes reports of condition at least annually, pursuant to law or to the requirements of its supervising or examining authority, then for the purposes of this Section and to the extent permitted by the Trust Indenture Act, the combined capital and surplus of such Person shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Trustee with respect to the Securities of any series shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect hereinafter specified in this Article.


SECTION 610.  RESIGNATION AND REMOVAL; APPOINTMENT OF SUCCESSOR.

      No resignation or removal of the Trustee and no appointment of a successor Trustee pursuant to this Article shall become
      effective  until  the  acceptance  of  appointment  by  the successor Trustee in accordance with the applicable requirements of Section 611.

      The Trustee may resign at any time with respect to the Securities of one or more series by giving written notice thereof to the Company. If the instrument of acceptance by a successor Trustee required by Section 611 shall not have been delivered to the Trustee within 30 days after the giving of such notice of resignation, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee with respect to the Securities of such series.

      The Trustee may be removed at any time with respect to the Securities of any series by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series, delivered to the Trustee and to the Company.

     If at any time:

       (1)   the  Trustee shall fail to comply with  Section  608
 after written request therefor by the Company or by any Holder who has been a bona fide Holder of a Security for at least six months, or

        (2)   the  Trustee  shall  cease  to  be  eligible  under
 Section 609 and shall fail to resign after written request therefor by the Company or by any such Holder, or

       (3) the Trustee shall become incapable of acting or shall be adjudged a bankrupt or insolvent or a receiver of the Trustee or of its property shall be appointed or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, (A) the Company by a Board Resolution may remove the Trustee with respect to all Securities, or (B) subject to Section 514, any Holder who has been a bona fide Holder of a Security for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee with respect to all Securities and the appointment of a successor Trustee or Trustees.

      If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any cause, with respect to the Securities of one or more series, the Company, by a Board Resolution, shall promptly appoint a successor Trustee or Trustees with respect to the Securities of that or those series (it being understood that any such successor Trustee may be appointed with respect to the
Securities of one or more or all of such series and that  at  any time there shall be only one Trustee with respect to the Securities of any particular series) and shall comply with the applicable requirements of Section 611. If, within one year after
      such   resignation,  removal  or   incapability,   or   the
occurrence of such vacancy, a successor Trustee with respect to the Securities of any series shall be appointed by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series delivered to the Company and the retiring Trustee, the successor Trustee so appointed shall, forthwith upon its acceptance of such appointment in accordance with the applicable requirements of Section 611, become the successor Trustee with respect to the Securities of such series and to that extent supersede the successor Trustee appointed by the Company. If no successor Trustee with respect to the Securities of any series shall have been so appointed by the Company or the Holders and accepted appointment in the manner required by Section 611, any Holder who has been a bona fide Holder of a Security of such series for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the appointment of a successor Trustee with respect to the Securities of such series.

      The Company shall give notice of each resignation and each removal of the Trustee with respect to the Securities of any series and each appointment of a successor Trustee with respect to the Securities of any series to all Holders of Securities of such series in the manner provided in Section 106. Each notice shall include the name of the successor Trustee with respect to the Securities of such series and the address of its Corporate Trust Office.


SECTION 611.  ACCEPTANCE OF APPOINTMENT BY SUCCESSOR.

      In case of the appointment hereunder of a successor Trustee with respect to all Securities, every such successor Trustee so appointed shall execute, acknowledge and deliver to the Company and to the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor
Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee; but, on the request of the Company or the successor Trustee, such retiring Trustee shall, upon payment of its charges, execute and deliver an instrument transferring to such successor Trustee all the rights, powers and trusts of the retiring Trustee and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder.

      In case of the appointment hereunder of a successor Trustee with respect to the Securities of one or more (but not all)
series, the Company, the retiring Trustee and each successor Trustee with respect to the Securities of one or more series shall execute and deliver an indenture supplemental hereto wherein each successor Trustee shall accept such appointment and which (1) shall contain such provisions as shall be necessary or desirable to transfer and confirm to, and to vest in, each
      successor Trustee all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates, (2) if the retiring Trustee is not retiring with respect to all Securities, shall contain such provisions as shall be deemed necessary or desirable to confirm that all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series as to which the retiring Trustee is not retiring shall continue to be vested in the retiring Trustee, and (3) shall add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, it being understood that nothing herein or in such supplemental indenture shall constitute such Trustees co-trustees of the same trust and that each such Trustee shall be trustee of a trust or trusts hereunder separate and apart from any trust or trusts hereunder administered by any other such Trustee; and upon the execution and delivery of such supplemental indenture the resignation or removal of the retiring Trustee shall become effective to the extent provided therein and each such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates; but, on request of the Company or any successor Trustee, such retiring Trustee shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder with respect to the Securities of that or those series to which the appointment of such successor Trustee relates.

      Upon request of any such successor Trustee, the Company shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor Trustee all such rights, powers and trusts referred to in the first or second preceding paragraph, as the case may be.

      No successor Trustee shall accept its appointment unless at the time of such acceptance such successor Trustee shall be qualified and eligible under this Article.


SECTION 612.   MERGER, CONVERSION, CONSOLIDATION OR SUCCESSION
               TO BUSINESS.

      Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided such corporation shall be otherwise qualified and eligible under this Article, without the execution or filing of any paper or any further act on the part of any of
      the parties hereto. In case any Securities shall have  been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may adopt such authentication and deliver the Securities so authenticated with the same effect as if such successor Trustee had itself authenticated such Securities.


SECTION 613.  PREFERENTIAL COLLECTION OF CLAIMS AGAINST COMPANY.

     If and when the Trustee shall be or become a creditor of the Company (or any other obligor upon the Securities), the Trustee shall be subject to the provisions of the Trust Indenture Act regarding the collection of claims against the Company (or any such other obligor).


SECTION 614.  APPOINTMENT OF AUTHENTICATING AGENT.

      The Company may appoint an Authenticating Agent or Agents with respect to one or more series of Securities which shall be authorized to act on behalf of the Trustee to authenticate
Securities of such series issued upon original issue and upon exchange, registration of transfer or partial redemption thereof or pursuant to Section 306, and Securities so authenticated shall be entitled to the benefits of this Indenture and shall be valid and obligatory for all purposes as if authenticated by the Trustee hereunder. Wherever reference is made in this Indenture to the authentication and delivery of Securities by the Trustee or the Trustee's certificate of authentication, such reference shall be deemed to include authentication and delivery on behalf of the Trustee by an Authenticating Agent and a certificate of authentication executed on behalf of the Trustee by an Authenticating Agent. Each Authenticating Agent shall be acceptable to the Trustee and shall at all times be a corporation organized and doing business under the laws of the United States of America, any State thereof or the District of Columbia, authorized under such laws to act as Authenticating Agent, having a combined capital and surplus of not less than $50,000,000 and subject to supervision or examination by Federal or State authority. If such Authenticating Agent publishes reports of condition at least annually, pursuant to law or to the requirements of said supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such Authenticating Agent shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, such Authenticating Agent shall resign immediately in the manner and with the effect specified in this Section.

      Any corporation into which an Authenticating Agent may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or
      consolidation to which such Authenticating Agent shall be a party, or any corporation succeeding to the corporate agency or corporate trust business of an Authenticating Agent, shall continue to be an Authenticating Agent, provided such corporation shall be otherwise eligible under this Section, without the execution or filing of any paper or any further act on the part of the Trustee or the Authenticating Agent.

      An Authenticating Agent may resign at any time by giving written notice thereof to the Trustee and to the Company. The Company may at any time terminate the agency of an Authenticating Agent by giving written notice thereof to such Authenticating Agent and to the Trustee. Upon receiving such a notice of resignation or upon such a termination, or in case at any time such Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, the Company may appoint a successor Authenticating Agent which shall be acceptable to the Trustee and shall give notice of such appointment in the manner provided in Section 106 to all Holders of Securities of the series with respect to which such Authenticating Agent will serve. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all the rights, powers and duties of its predecessor hereunder, with like effect as if originally named as an Authenticating Agent. No successor Authenticating Agent shall be appointed unless eligible under the provisions of this Section.

      The Company agrees to pay to each Authenticating Agent from time to time reasonable compensation for its services under this Section.

     If an appointment with respect to one or more series is made pursuant to this Section, the Securities of such series may have endorsed thereon, in addition to the Trustee's certificate of authentication, an alternative certificate of authentication in the following form:

      This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.


                              The Chase Manhattan Bank
                                (National Association)

                              ..............................
                                                  As Trustee


                              By...........................,
                                   As Authenticating Agent



                              By............................
                                   Authorized Officer

                          ARTICLE SEVEN
        HOLDERS' LISTS AND REPORTS BY TRUSTEE AND COMPANY


SECTION 701.   COMPANY TO FURNISH TRUSTEE NAMES AND ADDRESSES
               OF HOLDERS.

      The Company will furnish or cause to be furnished to the Trustee

       (1) semi-annually, not later than 15 days after the Regular Record Date for each series of Securities, a list, in such form as the Trustee may reasonably require, of the names and addresses of the Holders of Securities of each series as of such Regular Record Day, and

       (2) at such other times as the Trustee may request in writing, within 30 days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished;

excluding from any such list names and addresses received by the Trustee in its capacity as Security Registrar.


SECTION 702.   PRESERVATION OF INFORMATION; COMMUNICATIONS
               TO HOLDERS.

      The Trustee shall preserve, in as current a form as is reasonably practicable, the names and addresses of Holders contained in the most recent list furnished to the Trustee as provided in Section 701 and the names and addresses of Holders received by the Trustee in its capacity as Security Registrar. The Trustee may destroy any list furnished to it as provided in
Section 701 upon receipt of a new list so furnished.

     The rights of Holders to communicate with other Holders with respect to their rights under this Indenture or under the Securities, and the corresponding rights and privileges of the Trustee, shall be as provided by the Trust Indenture Act.

      Every Holder of Securities, by receiving and holding the same, agrees with the Company and the Trustee that neither the Company nor the Trustee nor any agent of either of them shall be held accountable by reason of any disclosure of information as to names and addresses of Holders made pursuant to the Trust Indenture Act.


      SECTION 703.  REPORTS BY TRUSTEE.

       The   Trustee  shall  transmit  to  Holders  such  reports
concerning the Trustee and its actions under this Indenture as may be required pursuant to the Trust Indenture Act at the times and in the manner provided pursuant thereto.

      A copy of each such report shall, at the time of such transmission to Holders, be filed by the Trustee with each stock exchange upon which any Securities are listed, with the
Commission and with the Company. The Company will notify the Trustee when any Securities are listed on any stock exchange.


SECTION 704.  REPORTS BY COMPANY.

      The Company shall file with the Trustee and the Commission, and transmit to Holders, such information, documents and other reports, and such summaries thereof, as may be required pursuant to the Trust Indenture Act at the times and in the manner provided pursuant to such Act; provided that any such information, documents or reports required to be filed with the Commission pursuant to Section 13 or 15(d) of the Exchange Act shall be filed with the Trustee within 15 days after the same is so required to be filed with the Commission.


                          ARTICLE EIGHT
         CONSOLIDATION, MERGER, CONVEYANCE, TRANSFER OR LEASE


SECTION 801.   COMPANY MAY CONSOLIDATE, ETC., ONLY ON
               CERTAIN TERMS.

      The Company shall not consolidate with or merge into any other Person or convey, transfer or lease its properties and assets substantially as an entirety to any Person, and the Company shall not permit any Person to consolidate with or merge into the Company or convey, transfer or lease its properties and assets substantially as an entirety to the Company, unless:

       (1) in case the Company shall consolidate with or merge into another Person or convey, transfer or lease its properties and assets substantially as an entirety to any Person, the Person formed by such consolidation or into which the Company is merged or the Person which acquires by conveyance or transfer, or which leases, the properties and assets of the Company substantially as an entirety shall expressly assume, by an indenture supplemental hereto, executed and delivered to the Trustee, in form satisfactory to the Trustee, the due and punctual  payment  of  the principal  of  and  any  premium  and
       interest  on  all  the  Securities  (and   any   Successor
 Additional Amounts in respect thereof) and the performance or observance of every covenant of this Indenture on the part of the Company to be performed or observed;

       (2) immediately after giving effect to such transaction and treating any Debt which becomes an obligation of the Company or any Restricted Subsidiary as a result of such transaction as having been Incurred by the Company or such Restricted Subsidiary at the time of such transaction, no Event of Default, and no event which, after notice or lapse of time or both, would become an Event of Default, shall have happened and be continuing;

       (3) if, as a result of any such consolidation or merger or such conveyance, transfer or lease, properties or assets of the Company would become subject to a Mortgage which would not be permitted by this Indenture, the Company or such successor Person, as the case may be, shall take such steps as shall be necessary effectively to secure the Securities equally and ratably with (or prior to) all Debt secured thereby; and

       (4) any Person formed by the consolidation with the Company or into which the Company is merged or which acquires by conveyance or transfer, or which leases, the properties and assets substantially as an entirety of the Company and which is not organized and validly existing under the laws of the United States, any State thereof or the District of Columbia, shall expressly agree, by an indenture supplemental hereto, executed and delivered to the Trustee, in form satisfactory to the Trustee, (A) to indemnify the Holder of each Security against
 (i) any tax, assessment or governmental charge imposed on such Holder or required to be withheld or deducted from any payment to such Holder as a consequence of such consolidation, merger, conveyance, transfer or lease, to the extent that, in the aggregate, such tax, assessment or governmental charge imposed upon such Holder (net of deductions or credits) exceeds the aggregate amount of such tax, assessment or governmental charge which would have been imposed on such Holder if the successor Person had been organized and validly existing under the laws of the United States, any State thereof or the District of Columbia; provided, however, that such successor Person will not be required to agree to indemnify, pursuant to this clause
 (A), against any tax, assessment or governmental charge of the type described in clause (a) or (d) below that is imposed by the jurisdiction of organization of such Person or any of its territories or political subdivisions, and (ii) any costs or expenses of the act of such consolidation, merger, conveyance, transfer or lease, and (B) that all payments pursuant to the Securities in respect of the principal of and any premium and interest on the Securities shall be made without withholding or deduction for, or on account of, any present or future taxes, duties, assessments or governmental charges of whatever nature imposed or levied by or on behalf of the jurisdiction of organization of such Person or any political subdivision or taxing authority thereof or therein, unless such taxes, duties,
       assessments or governmental charges are required  by  such jurisdiction or any such subdivision or authority to be withheld or deducted, in which case such Person will pay such additional amounts of, or in respect of, principal and any premium and interest ("Successor Additional Amounts") as will result (after deduction of such taxes, duties, assessments or governmental charges and any additional taxes, duties, assessments or governmental charges payable in respect of such) in the payment to each Holder of a Security of the amounts which would have been payable pursuant to the Securities had no such withholding or deduction been required, except that no Successor Additional Amounts shall be so payable for or on account of:

         (a) any tax, duty, assessment or other governmental charge which would not have been imposed but for the fact that such Holder: (i) was a resident, domiciliary or national of, or engaged in business or maintained a permanent establishment or was physically present in, the jurisdiction of organization of such Person or any of its territories or any political subdivision thereof or otherwise had some connection with such jurisdiction other than the mere ownership of, or receipt of payment under, such Security;
   (ii) presented such Security for payment in such jurisdiction or any of its territories or any political subdivision thereof, unless such Security could not have been presented for payment elsewhere; or (iii) presented such Security more than thirty (30) days after the date on which the payment in respect of such Security first became due and payable or provided for, whichever is later, except to the extent that the Holder would have been entitled to such Successor
   Additional Amounts if it had presented such Security for payment on any day within such period of thirty (30) days;

         (b)   any  estate,  inheritance, gift,  sale,  transfer,
   personal   property  or  similar  tax,  assessment  or   other
   governmental charge;

         (c) any tax, assessment or other governmental charge which is payable otherwise than by withholding or deduction from payments of (or in respect of) principal of or any premium or interest on, the Securities;

         (d) any tax, assessment or other governmental charge that is imposed or withheld by reason of the failure to comply by the Holder or the beneficial owner of a Security with a request of the Company addressed to the Holder (i) to provide information concerning the nationality, residence or identity of the Holder or such beneficial owner or (ii) to make any declaration or other similar claim or satisfy any information or reporting requirement, which, in the case of
   (i) or (ii), is required or imposed by statute, treaty, regulation or administrative practice of the taxing jurisdiction as a precondition to exemption from all or part of such tax, assessment or other governmental charge; or

              (e)   any combination of items (a),  (b),  (c)  and
   (d);

 nor  shall Successor Additional Amounts be paid with respect  to any  payment  of the principal of or any premium or interest  on any such Security to any Holder who is a fiduciary or partnership or other than the sole beneficial owner of such Security to the extent such payment would be required by the laws of the jurisdiction of organization of such Person (or any political subdivision or taxing authority thereof or therein) to be included in the income for tax purposes of a beneficiary or settlor with respect to such fiduciary or a member of such partnership or a beneficial owner who would not have been entitled to such Successor Additional Amounts of interest had it been the Holder of the Security; and

       (5) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such consolidation, merger, conveyance, transfer or lease and, if a supplemental indenture is required in connection with such transaction, such supplemental indenture comply with this Article and that all conditions precedent herein provided for relating to such transaction have been complied with.


SECTION 802.  SUCCESSOR SUBSTITUTED.

     Upon any consolidation of the Company with, or merger of the Company into, any other Person or any conveyance, transfer or lease of the properties and assets of the Company substantially as an entirety in accordance with Section 801, the successor Person formed by such consolidation or into which the Company is merged or to which such conveyance, transfer or lease is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture with the same effect as if such successor Person had been named as the Company herein, and thereafter, except in the case of a lease, the predecessor Person shall be relieved of all obligations and covenants under this Indenture and the Securities.


                          ARTICLE NINE
                     SUPPLEMENTAL INDENTURES


SECTION 901.  SUPPLEMENTAL INDENTURES WITHOUT CONSENT OF HOLDERS.

      Without the consent of any Holders, the Company, when authorized by a Board Resolution, and the Trustee, at any time and from time to time, may enter into one or more indentures supplemental hereto, in form satisfactory to the Trustee, for any of the following purposes:

            (1)  to evidence the succession of another Person  to
 the Company and the assumption by any such successor of the covenants of the Company herein and in the Securities; or

       (2) to add to the covenants of the Company for the benefit of the Holders of all or any series of Securities (and if such covenants are to be for the benefit of less than all series of Securities, stating that such covenants are expressly being included solely for the benefit of such series) or to surrender any right or power herein conferred upon the Company; or

       (3) to add any additional Events of Default for the benefit of the Holders of all or any series of Securities (and if such additional Events of Default are to be for the benefit of less than all series of Securities, stating that such additional Events of Default are expressly being included solely for the benefit of such series); or

       (4) to add to or change any of the provisions of this Indenture to such extent as shall be necessary to permit or facilitate the issuance of Securities in bearer form, registrable or not registrable as to principal, and with or without interest coupons, or to permit or facilitate the issuance of Securities in uncertificated form; or

       (5) to add to, change or eliminate any of the provisions of this Indenture in respect of one or more series of
 Securities, provided that any such addition, change or elimination (A) shall neither (i) apply to any Security of any series created prior to the execution of such supplemental indenture and entitled to the benefit of such provision nor
 (ii) modify the rights of the Holder of any such Security with respect to such provision or (B) shall become effective only when there is no such Security Outstanding; or

       (6) to secure the Securities pursuant to the requirements of Section 1009 or otherwise; or

       (7) to establish the form or terms of Securities of any series as permitted by Sections 201 and 301; or

       (8) to evidence and provide for the acceptance of appointment hereunder by a successor Trustee with respect to the Securities of one or more series and to add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, pursuant to the requirements of Section 611; or

       (9) to cure any ambiguity, to correct or supplement any provision herein which may be defective or inconsistent with any other provision herein, or to make any other provisions with respect to matters or questions arising under this
 Indenture, provided that such action pursuant to this Clause (9) shall not adversely affect the interests of the Holders of Securities of any series in any material respect.
      SECTION 902.  SUPPLEMENTAL INDENTURES WITH CONSENT OF
HOLDERS.

      With the consent of the Holders of not less than 66_% in principal amount of the Outstanding Securities of each series affected by such supplemental indenture, by Act of said Holders delivered to the Company and the Trustee, the Company, when authorized by a Board Resolution, and the Trustee may enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of modifying in any manner the rights of the Holders of Securities of such series under this Indenture; provided, however, that no such supplemental indenture shall, without the consent of the Holder of each Outstanding Security affected thereby,

       (1) change the Stated Maturity of the principal of, or any instalment of principal of or interest on, any Security, or reduce the principal amount thereof or the rate of interest thereon or any premium payable upon the redemption thereof, or reduce the amount of the principal of an Original Issue Discount Security or any other Security which would be due and payable upon a declaration of acceleration of the Maturity thereof pursuant to Section 502, or change the coin or currency in which, any Security or any premium or interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the Stated Maturity thereof (or, in the case of redemption, on or after the Redemption Date), or

       (2) reduce the percentage in principal amount of the Outstanding Securities of any series, the consent of whose Holders is required for any such supplemental indenture, or the consent of whose Holders is required for any waiver (of compliance with certain provisions of this Indenture or certain defaults hereunder and their consequences) provided for in this Indenture, or

       (3)   modify  any  of  the  provisions  of  this  Section,
 Section 513 or Section 1013, except to increase any such percentage or to provide that certain other provisions of this Indenture cannot be modified or waived without the consent of the Holder of each Outstanding Security affected thereby; provided, however, that this clause shall not be deemed to require the consent of any Holder with respect to changes in the references to "the Trustee" and concomitant changes in this Section and Section 1013, or the deletion of this proviso, in accordance with the requirements of Sections 611 and 901(8).

A supplemental indenture which changes or eliminates any covenant or other provision of this Indenture which has expressly been included solely for the benefit of one or more particular series of Securities, or which modifies the rights of the Holders of Securities of such series with respect to such covenant or other provision, shall be deemed not to affect the rights under this Indenture of the Holders of Securities of any other series.

          It shall not be necessary for any Act of Holders  under
this Section to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such Act shall approve the substance thereof.


SECTION 903.  EXECUTION OF SUPPLEMENTAL INDENTURES.

     In executing, or accepting the additional trusts created by, any supplemental indenture permitted by this Article or the modifications thereby of the trusts created by this Indenture, the Trustee shall be entitled to receive, and (subject to Section 601) shall be fully protected in relying upon, an Opinion of Counsel stating that the execution of such supplemental indenture is authorized or permitted by this Indenture. The Trustee may, but shall not be obligated to, enter into any such supplemental indenture which affects the Trustee's own rights, duties or immunities under this Indenture or otherwise.


SECTION 904.  EFFECT OF SUPPLEMENTAL INDENTURES.

      Upon the execution of any supplemental indenture under this Article, this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and every Holder of Securities theretofore or thereafter authenticated and delivered hereunder shall be bound thereby.


SECTION 905.  CONFORMITY WITH TRUST INDENTURE ACT.

      Every supplemental indenture executed pursuant to this Article shall conform to the requirements of the Trust Indenture
Act.


SECTION 906.  REFERENCE IN SECURITIES TO SUPPLEMENTAL INDENTURES.

      Securities of any series authenticated and delivered after the execution of any supplemental indenture pursuant to this Article may, and shall if required by the Trustee, bear a notation in form approved by the Trustee as to any matter provided for in such supplemental indenture. If the Company shall so determine, new Securities of any series so modified as to conform, in the opinion of the Trustee and the Company, to any such supplemental indenture may be prepared and executed by the Company and authenticated and delivered by the Trustee in exchange for Outstanding Securities of such series.


                              ARTICLE TEN
                            COVENANTS

SECTION 1001.  PAYMENT OF PRINCIPAL, PREMIUM AND INTEREST.

      The Company covenants and agrees for the benefit of each series of Securities that it will duly and punctually pay the principal of and any premium and interest on the Securities of that series in accordance with the terms of the Securities and this Indenture.


SECTION 1002.  MAINTENANCE OF OFFICE OR AGENCY.

      The Company will maintain in each Place of Payment for any series of Securities an office or agency where Securities of that series may be presented or surrendered for payment, where Securities of that series may be surrendered for registration of transfer or exchange and where notices and demands to or upon the Company in respect of the Securities of that series and this Indenture may be served. The Company will give prompt written notice to the Trustee of the location, and any change in the location, of such office or agency. If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the Corporate Trust Office of the Trustee, and the Company hereby appoints the Trustee as its agent to receive all such presentations, surrenders, notices and demands.

          The Company may also from time to time designate one or more other offices or agencies where the Securities of one or more series may be presented or surrendered for any or all such purposes and may from time to time rescind such designations; provided, however, that no such designation or rescission shall in any manner relieve the Company of its obligation to maintain an office or agency in each Place of Payment for Securities of any series for such purposes. The Company will give prompt written notice to the Trustee of any such designation or rescission and of any change in the location of any such other office or agency.


SECTION 1003.  MONEY FOR SECURITIES PAYMENTS TO BE HELD IN TRUST.

     If the Company shall at any time act as its own Paying Agent with respect to any series of Securities, it will, on or before each due date of the principal of or any premium or interest on any of the Securities of that series, segregate and hold in trust for the benefit of the Persons entitled thereto a sum sufficient to pay the principal and any premium and interest so becoming due until such sums shall be paid to such Persons or otherwise
      disposed of as herein provided and will promptly notify the
Trustee of its action or failure so to act.

      Whenever the Company shall have one or more Paying Agents for any series of Securities, it will, prior to each due date of the principal of or any premium or interest on any Securities of that series, deposit with a Paying Agent a sum sufficient to pay such amount, such sum to be held as provided by the Trust Indenture Act, and (unless such Paying Agent is the Trustee) the Company will promptly notify the Trustee of its action or failure so to act.

      The Company will cause each Paying Agent for any series of Securities other than the Trustee to execute and deliver to the Trustee an instrument in which such Paying Agent shall agree with the Trustee, subject to the provisions of this Section, that such Paying Agent will (1) comply with the provisions of the Trust Indenture Act applicable to it as a Paying Agent and (2) during the continuance of any default by the Company (or any other obligor upon the Securities of that series) in the making of any payment in respect of the Securities of that series, upon the written request of the Trustee, forthwith pay to the Trustee all sums held in trust by such Paying Agent for payment in respect of the Securities of that series.

      The Company may at any time, for the purpose of obtaining the satisfaction and discharge of this Indenture or for any other purpose, pay, or by Company Order direct any Paying Agent to pay, to the Trustee all sums held in trust by the Company or such Paying Agent, such sums to be held by the Trustee upon the same trusts as those upon which such sums were held by the Company or such Paying Agent; and, upon such payment by any Paying Agent to the Trustee, such Paying Agent shall be released from all further liability with respect to such money.

     Any money deposited with the Trustee or any Paying Agent, or then held by the Company, in trust for the payment of the principal of or any premium or interest on any Security of any series and remaining unclaimed for two years after such principal, premium or interest has become due and payable shall be paid to the Company on Company Request, or (if then held by the Company) shall be discharged from such trust; and the Holder of such Security shall thereafter, as an unsecured general creditor, look only to the Company for payment thereof, and all liability of the Trustee or such Paying Agent with respect to such trust money, and all liability of the Company as trustee thereof, shall thereupon cease; provided, however, that the Trustee or such Paying Agent, before being required to make any such repayment, may at the expense of the Company cause to be published once, in a newspaper published in the English language, customarily published on each Business Day and of general circulation in the Borough of Manhattan, The City of New York, notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than 30 days from the date of such publication, any unclaimed balance of such money then remaining will be repaid to the Company.

SECTION 1004.  STATEMENT BY OFFICERS AS TO DEFAULT.

      The Company will deliver to the Trustee, within 120 days after the end of each fiscal year of the Company ending after the date hereof, an Officers' Certificate, stating whether or not to the best knowledge of the signers thereof the Company is in default in the performance and observance of any of the terms, provisions and conditions of this Indenture (without regard to any period of grace or requirement of notice provided hereunder) and, if the Company shall be in default, specifying all such defaults and the nature and status thereof of which they may have knowledge.

SECTION 1005.  EXISTENCE.

     Subject to Article Eight, the Company will do or cause to be done all things necessary to preserve and keep in full force and effect its existence, rights (charter and statutory) and franchises; provided, however, that the Company shall not be required to preserve any such right or franchise if the Board of Directors shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Company and that the loss thereof is not disadvantageous in any material respect to the Holders.

SECTION 1006.  MAINTENANCE OF PROPERTIES.

      The Company will cause all properties used or useful in the conduct of its business or the business of any Subsidiary to be maintained and kept in good condition, repair and working order, ordinary wear and tear excepted, and supplied with all necessary equipment and will cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of the Company may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times; provided, however, that
nothing   in   this  Section  shall  prevent  the  Company   from
discontinuing the operation or maintenance of any of such properties if such discontinuance is, in the judgment of the Company, desirable in the conduct of its business or the business of any Subsidiary and not disadvantageous in any material respect to the Holders.


SECTION 1007.  INSURANCE.

      The Company will maintain, and cause its Subsidiaries to maintain, insurance coverage by financially sound and reputable insurers in such forms and amounts and against such risks as are at that time customary for corporations of established reputation engaged in the same or a similar business and owning and
      operating  similar properties including  general  liability insurance and (but without duplication) protection and indemnity insurance, hull and machinery insurance, oil pollution insurance and, if available at commercially reasonable rates, loss of hire insurance.


SECTION 1008.  PAYMENT OF TAXES AND OTHER CLAIMS.

      The Company will pay or discharge or cause to be paid or discharged, (1) before the same shall become delinquent, all material taxes, assessments and governmental charges levied or imposed upon the Company or any Subsidiary or upon the income, profits or property of the Company or any Subsidiary, and (2) all material lawful claims for labor, materials and supplies which give rise to a lien or which, if unpaid, might by law become a lien upon the property of the Company or any Subsidiary, prior to the time the holder of such lien evidences its intention to realize upon its lien; provided, however, that the Company shall not be required to pay or discharge or cause to be paid or discharged any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings.

SECTION 1009.  LIMITATION ON LIENS.

      The Company will not itself, and will not permit any Restricted Subsidiary to, Incur any Debt secured by a Mortgage on any property or assets owned or leased by the Company or any
Restricted Subsidiary, or any shares of stock or Debt of any Subsidiary, without effectively providing that the Securities (together with, if the Company shall so determine, any other Debt of the Company or such Restricted Subsidiary then existing or thereafter created which is not subordinate to the Securities) shall be secured equally and ratably with (or prior to) such secured Debt, so long as such secured Debt shall be so secured, unless, after giving effect thereto, the aggregate amount of all such secured Debt Incurred after the date hereof and then outstanding plus all Attributable Debt Incurred after the date hereof and then outstanding of the Company and its Restricted Subsidiaries in respect to sale and leaseback transactions (as defined in Section 1010) would not exceed 15% of Consolidated Net Tangible Assets of the Company and its Restricted Subsidiaries; provided, however, that this Section shall not apply to, and there shall be excluded from secured Debt in any computation under this Section, Debt secured by:

           (1) Mortgages on property of, or on any shares of stock or Debt of, any corporation existing at the time such corporation becomes a Subsidiary;

            (2) Mortgages in favor of the Company or any Restricted Subsidiary;

                (3)   Mortgages in favor of the United States  of
     America, or any agency, department or other instrumentality thereof, to secure progress, advance or other payments pursuant to any contract or provision of any statute;

           (4) Mortgages on property, shares of stock or Debt existing at the time of acquisition thereof (including acquisition through merger or consolidation) or to secure the payment of all or any part of the purchase price or construction cost thereof or to secure any Debt Incurred or committed to under a binding agreement prior to, at the time of, or within 120 days after, the acquisition of such property or shares or Debt or the completion of any such construction for the purpose of financing all or any part of the purchase price or construction cost thereof; and

            (5) any extension, renewal or replacement (or successive extensions, renewals or replacements), as a whole or in part, of any Mortgage referred to in the foregoing clauses (1) to (4), inclusive whether existing now or hereafter or of any Mortgage existing on the date hereof; provided, that (i) such extension, renewal or replacement Mortgage shall be limited to all or a part of the same property, shares of stock or Debt that secured the Mortgage extended, renewed or replaced (plus improvements on such property) and (ii) the Debt secured by such Mortgage at such time is not increased.

SECTION 1010.  LIMITATION ON SALES AND LEASEBACKS.

      The Company will not itself, and it will not permit any Restricted Subsidiary to, enter into any arrangement with any bank, insurance company or other lender or investor (not including the Company or any Restricted Subsidiary) or to which any such lender or investor is a party, providing for the leasing by the Company or any such Restricted Subsidiary for a period, including renewals, in excess of three years of any property or assets owned or leased by the Company or such Restricted Subsidiary which has been or is to be sold or transferred, more than 120 days after the acquisition thereof or after the completion of construction and commencement of full operation thereof, by the Company or any such Restricted Subsidiary to such lender or investor or to any person to whom funds have been or are to be advanced by such lender or investor on the security of such property or assets (herein referred to as a "sale and leaseback transaction") unless either:

           (1) the Company or such Restricted Subsidiary could create Debt secured by a Mortgage pursuant to Section 1009 on the property or assets to be leased back in an amount equal to the Attributable Debt with respect to such sale and leaseback transaction without equally and ratably securing the Securities, or

                (2)   the  Company or such Restricted  Subsidiary
     within 120 days after the sale or transfer shall have been made by the Company or by any such Restricted Subsidiary, applies an amount not less than the greater of (i) the net proceeds of the sale of the property or assets sold and leased back pursuant to such arrangement or (ii) the fair market value of the property or assets so sold and leased back at the time of entering into such arrangement (as determined by any two of the following: the Chairman of the Board of the Company, its President, any Executive or Senior Vice President of the Company, its Chief Financial Officer, its Treasurer and its Controller) to (a) the purchase, acquisition or construction of property or assets to be used in the business of the Company and its Restricted Subsidiaries (which shall include the entering into, within such 120 day period, of an agreement for such purchase, acquisition or construction of property or assets) or (b) to the retirement of Funded Debt of the Company or any Restricted Subsidiary; provided, that (x) the amount to be applied to the retirement of Funded Debt of the Company shall be reduced by the principal amount of any Securities delivered within 120 days after such sale to the Trustee for retirement and cancellation and (y) the amount to be applied to the retirement of Funded Debt of the Company or any Restricted Subsidiary shall be reduced by the principal amount of Funded Debt of the Company, other than Securities, or the principal amount of Funded Debt of any Restricted Subsidiary, as the case may be, voluntarily retired by the Company or any Restricted Subsidiary within 120 days after such sale. Notwithstanding the foregoing, no retirement referred to in this clause (2) may be effected by payment at maturity or pursuant to any mandatory prepayment provision.

SECTION 1011.  LIMITATION ON INCURRENCE OF INDEBTEDNESS
               BY RESTRICTED SUBSIDIARIES.

       The Company will not permit any of its Restricted Subsidiaries to Incur any Funded Debt unless after giving effect to the Incurrence of such Funded Debt by such Restricted Subsidiary and the receipt and application of the proceeds thereof, the aggregate outstanding amount of Funded Debt of all Restricted Subsidiaries of the Company shall not exceed 10% of Consolidated Net Tangible Assets of the Company and its Restricted Subsidiaries; provided, however, that this sentence shall not apply to, and there shall be excluded from Funded Debt at the time of any computation under this sentence, (a) any Funded Debt owed to the Company or to any other Restricted
Subsidiary, (b) any Funded Debt of a Restricted Subsidiary outstanding on the date hereof, (c) any Funded Debt that (i) is supported in full by a direct-pay or standby letter of credit or letter of guarantee on which the Company (but not any of its Restricted Subsidiaries) is the account party and as to which the terms of the related reimbursement agreement shall not permit the issuing bank any recourse against any Restricted Subsidiary of
      the  Company and (ii) is not supported by any other  letter of credit, letter of guarantee or similar instrument in respect of which any Restricted Subsidiary of the Company has any obligation and (d) any Funded Debt of a Restricted Subsidiary Incurred pursuant to a United States Government sponsored vessel financing program, including Title XI or a successor or similar program.

SECTION 1012.  RESTRICTED SUBSIDIARIES.

      Each  Subsidiary  of  the Company  shall  be  a  Restricted
Subsidiary unless such Subsidiary has been designated as an Unrestricted Subsidiary in accordance with the provisions set forth herein.

      The Board of Directors may designate any Person as an Unrestricted Subsidiary if and only if (A) the Company has delivered to the Trustee an Officer's Certificate within 60 days after such Person became a Subsidiary (the "Notice Period") designating such Person as an Unrestricted Subsidiary and (B) (i) such Person is not a Subsidiary on the date hereof, (ii) such Person was not a Restricted Subsidiary prior to the commencement of the Notice Period, (iii) an Officers' Certificate is delivered to the Trustee stating that the Board of Directors has determined that at the time of such Person's acquisition or formation it was not contemplated that such Person would own, acquire or lease under a lease which would be considered a Capitalized Lease any ocean going vessel designed to carry cargo in bulk which vessel was originally contracted for by the Company or one of its Subsidiaries, (iv) neither the Company nor any Restricted Subsidiary has guaranteed or in any other manner become liable for or otherwise created a Mortgage on its property as security for any Funded Debt of such Person, and (v) such Person does not own or hold, directly or indirectly, any Funded Debt or equity securities of any Restricted Subsidiary or own, lease or operate any assets or properties (other than cash, cash equivalents or marketable securities) transferred to it by the Company or any Restricted Subsidiary.

      The Company may change the designation of any Subsidiary from Unrestricted Subsidiary to Restricted Subsidiary by giving written notice to the Trustee that the Board of Directors has made such change, provided that no such change shall be effective if after giving effect to such change the aggregate amount of Funded Debt of all Restricted Subsidiaries of the Company then outstanding (after giving effect to the exclusions provided for in Section 1011 hereof) would exceed 10% of the Consolidated Net Tangible Assets of the Company and its Restricted Subsidiaries. If at any time (i) the Company or a Restricted Subsidiary guarantees or in any other manner becomes liable for or otherwise creates a Mortgage on its property as security for any Funded Debt of an Unrestricted Subsidiary, (ii) an Unrestricted Subsidiary owns or holds, directly or indirectly, any Funded Debt or equity securities of any Restricted Subsidiary or (iii) an Unrestricted Subsidiary owns, leases or operates any assets or properties (other than cash, cash equivalents and marketable
      securities)  transferred  to  it  by  the  Company  or  any
Restricted Subsidiary, the designation of such Unrestricted Subsidiary shall thereupon, without further action, but subject to the condition set forth in the proviso to the first sentence of this paragraph, be deemed to have been changed to a Restricted Subsidiary. The Company will not itself, and it will not permit any Subsidiary to, take any of the actions referred to in clauses
(i), (ii) or (iii) of the preceding sentence unless the Unrestricted Subsidiary referred to in such sentence can be designated a Restricted Subsidiary in conformity with the provisions of this Section.

      The acquisition of a Restricted Subsidiary or the change of designation of an Unrestricted Subsidiary to a Restricted Subsidiary shall, as of the date of such acquisition or change, constitute an Incurrence by Restricted Subsidiaries of the Company of Funded Debt in the amount of the Funded Debt of such Restricted Subsidiary as of such date, and, for purposes of determining Consolidated Net Tangible Assets of the Company and its Restricted Subsidiaries as of such date, pro forma effect shall be given to such acquisition or change.

SECTION 1013.  WAIVER OF CERTAIN COVENANTS.

     Except as otherwise specified as contemplated by Section 301 for Securities of such series, the Company may, with respect to the Securities of any series, omit in any particular instance to comply with any term, provision or condition set forth in any covenant provided pursuant to Section 301(18), 901(2) or 901(7) for the benefit of the Holders of such series or in any of Sections 1006 to 1012, inclusive, if before the time for such compliance the Holders of at least 66_% in principal amount of the Outstanding Securities of such series shall, by Act of such Holders, either waive such compliance in such instance or generally waive compliance with such term, provision or condition, but no such waiver shall extend to or affect such term, provision or condition except to the extent so expressly waived, and, until such waiver shall become effective, the obligations of the Company and the duties of the Trustee in respect of any such term, provision or condition shall remain in full force and effect.


                         ARTICLE ELEVEN
                    REDEMPTION OF SECURITIES


SECTION 1101.  APPLICABILITY OF ARTICLE.

      Securities of any series which are redeemable before their Stated Maturity shall be redeemable in accordance with their terms and (except as otherwise specified as contemplated by Section 301 for such Securities) in accordance with this Article.
      SECTION 1102.  ELECTION TO REDEEM; NOTICE TO TRUSTEE.

      The election of the Company to redeem any Securities shall be evidenced by a Board Resolution or in another manner specified as contemplated by Section 301 for such Securities. In case of any redemption at the election of the Company of less than all the Securities of any series (including any such redemption affecting only a single Security), the Company shall, at least 60 days prior to the Redemption Date fixed by the Company (unless a shorter notice shall be satisfactory to the Trustee), notify the Trustee of such Redemption Date, of the principal amount of Securities of such series to be redeemed and, if applicable, of the tenor of the Securities to be redeemed. In the case of any redemption of Securities prior to the expiration of any restriction on such redemption provided in the terms of such Securities or elsewhere in this Indenture, the Company shall furnish the Trustee with an Officers' Certificate evidencing compliance with such restriction.

SECTION 1103.  SELECTION BY TRUSTEE OF SECURITIES TO BE REDEEMED.

      If less than all the Securities of any series are to be redeemed (unless all the Securities of such series and of a specified tenor are to be redeemed or unless such redemption affects only a single Security), the particular Securities to be redeemed shall be selected not more than 60 days prior to the Redemption Date by the Trustee, from the Outstanding Securities of such series not previously called for redemption, by such method as the Trustee shall deem fair and appropriate and which may provide for the selection for redemption of a portion of the principal amount of any Security of such series, provided that the unredeemed portion of the principal amount of any Security shall be in an authorized denomination (which shall not be less than the minimum authorized denomination) for such Security. If less than all the Securities of such series and of a specified tenor are to be redeemed (unless such redemption affects only a single Security), the particular Securities to be redeemed shall be selected not more than 60 days prior to the Redemption Date by the Trustee, from the Outstanding Securities of such series and specified tenor not previously called for redemption in accordance with the preceding sentence.

      The Trustee shall promptly notify the Company in writing of the Securities selected for redemption as aforesaid and, in case of any Securities selected for partial redemption as aforesaid, the principal amount thereof to be redeemed.

      The provisions of the two preceding paragraphs shall not apply with respect to any redemption affecting only a single Security, whether such Security is to be redeemed in whole or in part. In the case of any such redemption in part, the unredeemed portion of the principal amount of the Security shall be in an authorized denomination (which shall not be less than the minimum authorized denomination) for such Security.

           For all purposes of this Indenture, unless the context
otherwise requires, all provisions relating to the redemption of Securities shall relate, in the case of any Securities redeemed or to be redeemed only in part, to the portion of the principal amount of such Securities which has been or is to be redeemed.


SECTION 1104.  NOTICE OF REDEMPTION.

      Notice of redemption shall be given by first-class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the Redemption Date, to each Holder of Securities to be redeemed, at his address appearing in the Security Register.

     All notices of redemption shall state:

      (1)  the Redemption Date,

      (2)  the Redemption Price,

      (3) if less than all the Outstanding Securities of any series consisting of more than a single Security are to be redeemed, the identification (and, in the case of partial redemption of any such Securities, the principal amounts) of the particular Securities to be redeemed and, if less than all the Outstanding Securities of any series consisting of a single Security are to be redeemed, the principal amount of the particular Security to be redeemed,

       (4) that on the Redemption Date the Redemption Price will become due and payable upon each such Security to be redeemed and, if applicable, that interest thereon will cease to accrue on and after said date,

       (5) the place or places where each such Security is to be surrendered for payment of the Redemption Price, and

       (6) that the redemption is for a sinking fund, if such is the case.

      Notice of redemption of Securities to be redeemed at the election of the Company shall be given by the Company or, at the Company's request, by the Trustee in the name and at the expense of the Company and shall be irrevocable.


SECTION 1105.  DEPOSIT OF REDEMPTION PRICE.

     Prior to any Redemption Date, the Company shall deposit with the Trustee or with a Paying Agent (or, if the Company is acting as its own Paying Agent, segregate and hold in trust as provided in Section 1003) an amount of money sufficient to pay the Redemption Price of, and (except if the Redemption Date shall be
      an  Interest  Payment Date) accrued interest  on,  all  the
Securities which are to be redeemed on that date.

SECTION 1106.  SECURITIES PAYABLE ON REDEMPTION DATE.

      Notice of redemption having been given as aforesaid, the Securities so to be redeemed shall, on the Redemption Date, become due and payable at the Redemption Price therein specified, and from and after such date (unless the Company shall default in the payment of the Redemption Price and accrued interest) such Securities shall cease to bear interest. Upon surrender of any such Security for redemption in accordance with said notice, such Security shall be paid by the Company at the Redemption Price, together with accrued interest to the Redemption Date; provided, however, that, unless otherwise specified as contemplated by
Section 301, instalments of interest whose Stated Maturity is on or prior to the Redemption Date will be payable to the Holders of such Securities, or one or more Predecessor Securities, registered as such at the close of business on the relevant Record Dates according to their terms and the provisions of
Section 307.

      If any Security called for redemption shall not be so paid upon surrender thereof for redemption, the principal and any premium shall, until paid, bear interest from the Redemption Date at the rate prescribed therefor in the Security.

SECTION 1107.  SECURITIES REDEEMED IN PART.

      Any Security which is to be redeemed only in part shall be surrendered at a Place of Payment therefor (with, if the Company or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company and the Trustee duly executed by, the Holder thereof or his attorney duly authorized in writing), and the Company shall execute, and the Trustee shall authenticate and deliver to the Holder of such Security without service charge, a new Security or Securities of the same series and of like tenor, of any authorized denomination as requested by such Holder, in aggregate principal amount equal to and in exchange for the unredeemed portion of the principal of the Security so surrendered.

                         ARTICLE TWELVE
                          SINKING FUNDS

SECTION 1201.  APPLICABILITY OF ARTICLE.

      The provisions of this Article shall be applicable to any sinking fund for the retirement of Securities of any series except as otherwise specified as contemplated by Section 301 for such Securities.

          The minimum amount of any sinking fund payment provided
for by the terms of any Securities is herein referred to as a "mandatory sinking fund payment", and any payment in excess of such minimum amount provided for by the terms of such Securities is herein referred to as an "optional sinking fund payment". If provided for by the terms of any Securities, the cash amount of any sinking fund payment may be subject to reduction as provided in Section 1202. Each sinking fund payment shall be applied to the redemption of Securities as provided for by the terms of such Securities.

SECTION 1202.  SATISFACTION OF SINKING FUND PAYMENTS
               WITH SECURITIES.

      The Company (1) may deliver Outstanding Securities of a series (other than any previously called for redemption) and
(2) may apply as a credit Securities of a series which have been redeemed either at the election of the Company pursuant to the terms of such Securities or through the application of permitted optional sinking fund payments pursuant to the terms of such Securities, in each case in satisfaction of all or any part of any sinking fund payment with respect to any Securities of such series required to be made pursuant to the terms of such Securities as and to the extent provided for by the terms of such Securities; provided that the Securities to be so credited have not been previously so credited. The Securities to be so credited shall be received and credited for such purpose by the Trustee at the Redemption Price, as specified in the Securities so to be redeemed, for redemption through operation of the sinking fund and the amount of such sinking fund payment shall be reduced accordingly.

SECTION 1203.  REDEMPTION OF SECURITIES FOR SINKING FUND.

      Not less than 45 days prior to each sinking fund payment date for any Securities, the Company will deliver to the Trustee an Officers' Certificate specifying the amount of the next ensuing sinking fund payment for such Securities pursuant to the terms of such Securities, the portion thereof, if any, which is to be satisfied by payment of cash and the portion thereof, if any, which is to be satisfied by delivering and crediting Securities pursuant to Section 1202 and will also deliver to the Trustee any Securities to be so delivered. Not less than 30 days prior to each such sinking fund payment date, the Trustee shall select the Securities to be redeemed upon such sinking fund payment date in the manner specified in Section 1103 and cause notice of the redemption thereof to be given in the name of and at the expense of the Company in the manner provided in
Section 1104. Such notice having been duly given, the redemption of such Securities shall be made upon the terms and in the manner stated in Sections 1106 and 1107.

                           ARTICLE THIRTEEN
               DEFEASANCE AND COVENANT DEFEASANCE

SECTION 1301.  COMPANY'S OPTION TO EFFECT DEFEASANCE OR
               COVENANT DEFEASANCE.

      The  Company may elect, at its option at any time, to  have
Section 1302 or Section 1303 applied to any Securities or any series of Securities, as the case may be, designated pursuant to
Section 301 as being defeasible pursuant to such Section 1302 or 1303, in accordance with any applicable requirements provided pursuant to Section 301 and upon compliance with the conditions set forth below in this Article. Any such election shall be evidenced by a Board Resolution or in another manner specified as contemplated by Section 301 for such Securities.

SECTION 1302.  DEFEASANCE AND DISCHARGE.

      Upon the Company's exercise of its option (if any) to have this Section applied to any Securities or any series of Securities, as the case may be, the Company shall be deemed to have been discharged from its obligations with respect to such Securities as provided in this Section on and after the date the conditions set forth in Section 1304 are satisfied (hereinafter called "Defeasance"). For this purpose, such Defeasance means that the Company shall be deemed to have paid and discharged the entire indebtedness represented by such Securities and to have satisfied all its other obligations under such Securities and this Indenture insofar as such Securities are concerned (and the Trustee, at the expense of the Company, shall execute proper instruments acknowledging the same), subject to the following which shall survive until otherwise terminated or discharged hereunder: (1) the rights of Holders of such Securities to receive, solely from the trust fund described in Section 1304 and as more fully set forth in such Section, payments in respect of the principal of and any premium and interest on such Securities when payments are due, (2) the Company's obligations with respect to such Securities under Sections 304, 305, 306, 1002 and 1003,
(3) the rights, powers, trusts, duties and immunities of the Trustee hereunder and (4) this Article. Subject to compliance with this Article, the Company may exercise its option (if any) to have this Section applied to any Securities notwithstanding the prior exercise of its option (if any) to have Section 1303 applied to such Securities.

SECTION 1303.  COVENANT DEFEASANCE.

      Upon the Company's exercise of its option (if any) to have this Section applied to any Securities or any series of Securities, as the case may be, (1) the Company shall be released from its obligations under Section 801(3), Sections 1006 through
      1012,  inclusive, and any covenants  provided  pursuant  to
Section 301(18), 901(2) or 901(7) for the benefit of the Holders of such Securities and (2) the occurrence of any event specified in Sections 501(4) (with respect to any of Section 801(3), Sections 1006 through 1012, inclusive, and any such covenants provided pursuant to Section 301(18), 901(2) or 901(7)), 501(5)
and 501(8) shall be deemed not to be or result in an Event of Default in each case with respect to such Securities as provided in this Section on and after the date the conditions set forth in
Section 1304 are satisfied (hereinafter called "Covenant Defeasance"). For this purpose, such Covenant Defeasance means that, with respect to such Securities, the Company may omit to comply with and shall have no liability in respect of any term, condition or limitation set forth in any such specified Section (to the extent so specified in the case of Section 501(4)), whether directly or indirectly by reason of any reference elsewhere herein to any such Section or by reason of any reference in any such Section to any other provision herein or in any other document, but the remainder of this Indenture and such Securities shall be unaffected thereby.


SECTION 1304.  CONDITIONS TO DEFEASANCE OR COVENANT DEFEASANCE.

      The following shall be the conditions to the application of
Section 1302 or Section 1303 to any Securities or any series of Securities, as the case may be:

       (1) The Company shall irrevocably have deposited or caused to be deposited with the Trustee (or another trustee which satisfies the requirements contemplated by Section 609 and agrees to comply with the provisions of this Article applicable to it) as trust funds in trust for the purpose of making the following payments, specifically pledged as security for, and dedicated solely to, the benefits of the Holders of such Securities, (A) money in an amount, or (B) U.S. Government Obligations which through the scheduled payment of principal and interest in respect thereof in accordance with their terms will provide, not later than one day before the due date of any payment, money in an amount, or (C) a combination thereof, in each case sufficient, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, to pay and discharge, and which shall be applied by the Trustee (or any such other qualifying trustee) to pay and discharge, the principal of and any premium and interest on such Securities on the respective Stated Maturities, in accordance with the terms of this Indenture and such Securities. As used herein, "U.S. Government Obligation" means (x) any security which is (i) a direct obligation of the United States of America for the payment of which the full faith and credit of the United States of America is pledged or (ii) an obligation of a Person controlled or supervised by and acting as an agency or instrumentality of the United States of America the payment of which is unconditionally guaranteed as a full faith and credit
       obligation  by  the United States of  America,  which,  in either  case (i) or (ii), is not callable or redeemable  at  the option  of  the  issuer thereof, and (y) any depositary  receipt issued by a bank (as defined in Section 3(a)(2) of the Securities Act) as custodian with respect to any U.S. Government Obligation which is specified in Clause (x) above and held by such bank for the account of the holder of such depositary receipt, or with respect to any specific payment of principal of or interest on any U.S. Government Obligation which is so specified and held, provided that (except as required by law) such custodian is not authorized to make any deduction from the amount payable to the holder of such depositary receipt from any amount received by the custodian in respect of the U.S. Government Obligation or the specific payment of principal or interest evidenced by such depositary receipt.

       (2) In the event of an election to have Section 1302 apply to any Securities or any series of Securities, as the case may be, the Company shall have delivered to the Trustee an Opinion of Counsel stating that (A) the Company has received from, or there has been published by, the Internal Revenue Service a ruling or (B) since the date of this instrument, there has been a change in the applicable Federal income tax law, in either case (A) or (B) to the effect that, and based thereon such opinion shall confirm that, the Holders of such Securities will not recognize gain or loss for Federal income tax purposes as a result of the deposit, Defeasance and discharge to be effected with respect to such Securities and will be subject to Federal income tax on the same amount, in the same manner and at the same times as would be the case if such deposit, Defeasance and discharge were not to occur.

       (3) In the event of an election to have Section 1303 apply to any Securities or any series of Securities, as the case may be, the Company shall have delivered to the Trustee an Opinion of Counsel to the effect that the Holders of such Securities will not recognize gain or loss for Federal income tax purposes as a result of the deposit and Covenant Defeasance to be effected with respect to such Securities and will be subject to Federal income tax on the same amount, in the same manner and at the same times as would be the case if such deposit and Covenant Defeasance were not to occur.

       (4) The Company shall have delivered to the Trustee an Officer's Certificate to the effect that neither such Securities nor any other Securities of the same series, if then listed on any securities exchange, will be delisted as a result of such deposit.

       (5) No event which is, or after notice or lapse of time or both would become, an Event of Default with respect to such Securities or any other Securities shall have occurred and be continuing at the time of such deposit or, with regard to any such event specified in Sections 501(6) and (7), at any time on or prior to the 90th day after the date of such deposit (it
       being understood that this condition shall not  be  deemed satisfied until after such 90th day).

       (6) Such Defeasance or Covenant Defeasance shall not cause the Trustee to have a conflicting interest within the meaning of the Trust Indenture Act (assuming all Securities are in default within the meaning of such Act).

       (7) Such Defeasance or Covenant Defeasance shall not result in a breach or violation of, or constitute a default under, any other agreement or instrument to which the Company is a party or by which it is bound.

       (8) Such Defeasance or Covenant Defeasance shall not result in the trust arising from such deposit constituting an investment company within the meaning of the Investment Company Act unless such trust shall be registered under such Act or exempt from registration thereunder.

       (9) The Company shall have delivered to the Trustee an Officer's Certificate and an Opinion of Counsel, each stating that all conditions precedent with respect to such Defeasance or Covenant Defeasance have been complied with.

SECTION 1305.  DEPOSITED MONEY AND U.S. GOVERNMENT OBLIGATIONS
               TO BE HELD IN TRUST; MISCELLANEOUS PROVISIONS.

       Subject  to  the  provisions  of  the  last  paragraph  of
Section 1003, all money and U.S. Government Obligations (including the proceeds thereof) deposited with the Trustee or other qualifying trustee (solely for purposes of this Section and Section 1306, the Trustee and any such other trustee are referred to collectively as the "Trustee") pursuant to Section 1304 in respect of any Securities shall be held in trust and applied by the Trustee, in accordance with the provisions of such Securities and this Indenture, to the payment, either directly or through any such Paying Agent (including the Company acting as its own Paying Agent) as the Trustee may determine, to the Holders of such Securities, of all sums due and to become due thereon in respect of principal and any premium and interest, but money so held in trust need not be segregated from other funds except to the extent required by law.

      The Company shall pay and indemnify the Trustee against any tax, fee or other charge imposed on or assessed against the U.S. Government Obligations deposited pursuant to Section 1304 or the principal and interest received in respect thereof other than any such tax, fee or other charge which by law is for the account of the Holders of Outstanding Securities.

      Anything in this Article to the contrary notwithstanding, the Trustee shall deliver or pay to the Company from time to time upon Company Request any money or U.S. Government Obligations held by it as provided in Section 1304 with respect to any
      Securities which, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, are in excess of the amount thereof which would then be required to be deposited to effect the Defeasance or Covenant Defeasance, as the case may be, with respect to such Securities.

SECTION 1306.  REINSTATEMENT.

      If the Trustee or the Paying Agent is unable to apply any money in accordance with this Article with respect to any Securities by reason of any order or judgment of any court or governmental authority enjoining, restraining or otherwise prohibiting such application, then the obligations under this Indenture and such Securities from which the Company has been discharged or released pursuant to Section 1302 or 1303 shall be revived and reinstated as though no deposit had occurred pursuant to this Article with respect to such Securities, until such time as the Trustee or Paying Agent is permitted to apply all money held in trust pursuant to Section 1305 with respect to such Securities in accordance with this Article; provided, however, that if the Company makes any payment of principal of or any premium or interest on any such Security following such reinstatement of its obligations, the Company shall be subrogated to the rights (if any) of the Holders of such Securities to receive such payment from the money so held in trust.

               ------------------------------

       This   instrument  may  be  executed  in  any  number   of
counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

      IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                              OVERSEAS SHIPHOLDING GROUP, INC.

                                   By   /s/ Gabriel Kahana
Attest:                                 ----------------------

  /s/ Robert N. Cowen
- ----------------------
                              THE CHASE MANHATTAN BANK
                                (NATIONAL ASSOCIATION)

                                   By    /s/ Ann L. Edmonds
Attest:                                 ----------------------


  /s/ Kathleen Perry
- ----------------------

      State of New York  )
                         )  ss.:
County of New York       )


      On the 2nd day of December, 1993, before me personally came Gabriel Kahana, to me known, who, being by me duly sworn, did depose and say that he is Senior Vice President and Treasurer of Overseas Shipholding Group, Inc., one of the corporations described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation; and that he signed his name thereto by like authority.



                                /s/Burt H. Liebman
                              ................................
                                   Burt H. Liebman
                              Notary Public, State of New York



State of New York   )
                    )  ss.:
County of Kings     )


           On the 2nd day of December, 1993, before me personally came Ann L. Edmonds, to me known, who, being by me duly sworn, did depose and say that she is Vice President of The Chase Manhattan Bank, N.A., one of the corporations described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation; and that he signed his name thereto by like authority.


                                /s/Della K. Benjamin
                              .................................
                                   Della K. Benjamin
                              Notary Public, State of New York

                        TABLE OF CONTENTS
                         -----------------

                                                               PAGE

PARTIES                                                          1
RECITALS OF THE COMPANY                                          1


                            ARTICLE ONE
      DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION

SECTION 101.   Definitions:                                      1
               Act                                               2
               Affiliate; control                                2
               Attributable Debt                                 2
               Authenticating Agent                              2
               Board of Directors                                2
               Board Resolution                                  2
               Business Day                                      2
               Capitalized Lease                                 3
               Capitalized Rentals                               3
               Commission                                        3
               Company                                           3
               Company Request; Company Order                    3
               Consolidated Net Tangible Assets                  3
               Consolidated Net Tangible Assets of the
                Company and its Restricted Subsidiaries          3
               Corporate Trust Office                            3
               corporation                                       4
               Covenant Defeasance                               4
               Debt                                              4
               Defaulted Interest                                4
               Defeasance                                        4
               Depositary                                        4
               Event of Default                                  4
               Exchange Act                                      4
               Expiration Date                                   4
               Funded Debt                                       4
               Global Security                                   4
               Guaranties                                        4
               Holder                                            5
               Incur                                             5
               Indenture                                         5
               interest                                          5
               Interest Payment Date                             5
               Investment Company Act                            5
               Maturity                                          5
               Mortgage                                          6
               Notice of Default                                 6
               Officers' Certificate                             6
               Opinion of Counsel                                6
               Original Issue Discount Security                  6
               Outstanding                                       6
               Paying Agent                                      7
               Person                                            7
               Place of Payment                                  7
               Predecessor Security                              7
               Redemption Date                                   8
               Redemption Price                                  8
               Regular Record Date                               8
               Rentals                                           8
               Responsible Officer                               8
               Restricted Subsidiary                             8
               Securities                                        8
               Securities Act                                    9
               Security Register; Security Registrar             9
               Special Record Date                               9
               Stated Maturity                                   9
               Subsidiary                                        9
               Trust Indenture Act                               9
               Trustee                                           9
               Unrestricted Subsidiary                           9
               U.S. Government Obligation                        9
               Vice President                                    9

SECTION 102.  Compliance Certificates and Opinions              10
SECTION 103.  Form of Documents Delivered to Trustee            10
SECTION 104.  Acts of Holders; Record Dates                     11
SECTION 105.  Notices, Etc., to Trustee and Company             13
SECTION 106.  Notice to Holders; Waiver                         14
SECTION 107.  Conflict with Trust Indenture Act                 14
SECTION 108.  Effect of Headings and Table of Contents          14
SECTION 109.  Successors and Assigns                            15
SECTION 110.  Separability Clause                               15
SECTION 111.  Benefits of Indenture                             15
SECTION 112.  Governing Law                                     15
SECTION 113.  Legal Holidays                                    15
SECTION 114.  No Recourse                                       15


                            ARTICLE TWO

                          SECURITY FORMS

SECTION 201.  Forms Generally                                   16
SECTION 202.  Form of Face of Security                          16
SECTION 203.  Form of Reverse of Security                       18
SECTION 204.  Form of Legend for Global Securities              22
SECTION 205.  Form of Trustee's Certificate of Authentication   23


                           ARTICLE THREE

                          THE SECURITIES

SECTION 301.  Amount Unlimited; Issuable in Series              23
SECTION 302.  Denominations                                     26

- ------------
  NOTE: This table of contents shall not, for any purpose, be deemed to be a part of the Indenture.

SECTION 303.  Execution, Authentication, Delivery and Dating    26
SECTION 304.  Temporary Securities                              28
SECTION 305.  Registration, Registration of Transfer
                and Exchange                                    28
SECTION 306.  Mutilated, Destroyed, Lost and Stolen Securities  30
SECTION 307.  Payment of Interest; Interest Rights Preserved    31
SECTION 308.  Persons Deemed Owners                             32
SECTION 309.  Cancellation                                      32
SECTION 310.  Computation of Interest                           33


                           ARTICLE FOUR

                    SATISFACTION AND DISCHARGE

SECTION 401.  Satisfaction and Discharge of Indenture           33
SECTION 402.  Application of Trust Money                        34


                           ARTICLE FIVE

                             REMEDIES

SECTION 501.  Events of Default                                 35
SECTION 502.  Acceleration of Maturity; Rescission and
                Annulment                                       37
SECTION 503.  Collection of Indebtedness and Suits for
                Enforcement by Trustee                          38
SECTION 504.  Trustee May File Proofs of Claim                  39
SECTION 505.  Trustee May Enforce Claims Without
                Possession of Securities                        39
SECTION 506.  Application of Money Collected                    39
SECTION 507.  Limitation on Suits                               40
SECTION 508.  Unconditional Right of Holders to Receive
                Principal, Premium and Interest                 41
SECTION 509.  Restoration of Rights and Remedies                41
SECTION 510.  Rights and Remedies Cumulative                    41
SECTION 511.  Delay or Omission Not Waiver                      41
SECTION 512.  Control by Holders                                42
SECTION 513.  Waiver of Past Defaults                           42
SECTION 514.  Undertaking for Costs                             42
SECTION 515.  Waiver of Usury, Stay or Extension Laws           43


                            ARTICLE SIX

                            THE TRUSTEE

SECTION 601.  Certain Duties and Responsibilities               43
SECTION 602.  Notice of Defaults                                43
SECTION 603.  Certain Rights of Trustee                         43
SECTION 604.  Not Responsible for Recitals or Issuance
                of Securities                                   45
SECTION 605.  May Hold Securities                               45
SECTION 606.  Money Held in Trust                               45
SECTION 607.  Compensation and Reimbursement                    45
SECTION 608.  Conflicting Interests                             46
SECTION 609.  Corporate Trustee Required; Eligibility           46
SECTION 610.  Resignation and Removal; Appointment of
                Successor                                       46
SECTION 611.  Acceptance of Appointment by Successor            48
SECTION 612.  Merger, Conversion, Consolidation or
                Succession to Business                          49
SECTION 613.  Preferential Collection of Claims Against
                Company                                         49
SECTION 614.  Appointment of Authenticating Agent               49

                           ARTICLE SEVEN
         HOLDERS' LISTS AND REPORTS BY TRUSTEE AND COMPANY

SECTION 701.  Company to Furnish Trustee Names and
                Addresses of Holders                            52
SECTION 702.  Preservation of Information; Communications
                to Holders                                      52
SECTION 703.  Reports by Trustee                                53
SECTION 704.  Reports by Company                                53


                           ARTICLE EIGHT

       CONSOLIDATION, MERGER, CONVEYANCE, TRANSFER OR LEASE

SECTION 801.  Company May Consolidate, Etc., Only
                on Certain Terms                                53
SECTION 802.  Successor Substituted                             56


                           ARTICLE NINE

                      SUPPLEMENTAL INDENTURES

SECTION 901.  Supplemental Indentures Without Consent
                of Holders                                      56
SECTION 902.  Supplemental Indentures With Consent of Holders   58
SECTION 903.  Execution of Supplemental Indentures              59
SECTION 904.  Effect of Supplemental Indentures                 59
SECTION 905.  Conformity with Trust Indenture Act               59
SECTION 906.  Reference in Securities to Supplemental
                Indentures                                      59


                            ARTICLE TEN

                             COVENANTS

SECTION 1001.  Payment of Principal, Premium and Interest       60
SECTION 1002.  Maintenance of Office or Agency                  60
SECTION 1003.  Money for Securities Payments to Be Held
                in Trust                                        60
SECTION 1004.  Statement by Officers as to Default              62
SECTION 1005.  Existence                                        62

SECTION 1006.  Maintenance of Properties                        62
SECTION 1007.  Insurance                                        62
SECTION 1008.  Payment of Taxes and Other Claims                62
SECTION 1009.  Limitation on Liens                              63
SECTION 1010.  Limitation on Sales and Leasebacks               64
SECTION 1011.  Limitation on Incurrence of Indebtedness
                by Restricted Subsidiaries                      65
SECTION 1012.  Restricted Subsidiaries                          66
SECTION 1013.  Waiver of Certain Covenants                      67


                          ARTICLE ELEVEN

                     REDEMPTION OF SECURITIES

SECTION 1101.  Applicability of Article                         67
SECTION 1102.  Election to Redeem; Notice to Trustee            68
SECTION 1103.  Selection by Trustee of Securities to
                Be Redeemed                                     68
SECTION 1104.  Notice of Redemption                             69
SECTION 1105.  Deposit of Redemption Price                      69
SECTION 1106.  Securities Payable on Redemption Date            70
SECTION 1107.  Securities Redeemed in Part                      70


                          ARTICLE TWELVE

                           SINKING FUNDS

SECTION 1201.  Applicability of Article                         70
SECTION 1202.  Satisfaction of Sinking Fund Payments
                with Securities                                 71
SECTION 1203.  Redemption of Securities for Sinking Fund        71


                         ARTICLE THIRTEEN

                DEFEASANCE AND COVENANT DEFEASANCE

SECTION 1301.  Company's Option to Effect Defeasance or
                Covenant Defeasance                             72
SECTION 1302.  Defeasance and Discharge                         72
SECTION 1303.  Covenant Defeasance                              72
SECTION 1304.  Conditions to Defeasance or Covenant Defeasance  73
SECTION 1305.  Deposited Money and U.S. Government Obligations
                to Be Held in Trust; Miscellaneous Provisions   75
SECTION 1306.  Reinstatement                                    76

Testimonium                                                     76
Signatures and Seals                                            76
Acknowledgements                                                77




                                                  Exhibit 4(d)(2)


               Resolutions dated December 2, 1993
               Fixing the Terms of Debt Securities


          RESOLVED,   that  pursuant  to  Section  301   of   the
Indenture, the Debt Securities authorized hereby shall have the following terms:

     1.    The  title of the Debt Securities shall be:   (i)  "8%
Notes  due  December  1, 2003" (the "Notes");  and  (ii)  "8-3/4%
Debentures due December 1, 2013" (the "Debentures").

     2. The aggregate principal amount of each of the Notes and the Debentures which may be authenticated and delivered under the Indenture is limited in each case to $100,000,000 (subject to the exceptions set forth in Section 301(2) of the Indenture).

     3.   The principal of the Notes shall be payable on December
1, 2003, and the principal of the Debentures shall be payable on December 1, 2013, in each case in immediately available funds.

     4. The Notes shall bear interest at the rate of 8% per annum, and the Debentures shall bear interest at the rate of 8-3/4% per annum, in each case from December 1, 1993 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, to the persons in whose names the Notes and the Debentures, respectively, are registered at the close of business on the May 15 or November 15, as the case may be (each, a "Regular Record Date"), next preceding such Interest Payment Date.

     5.    Until  otherwise notified to the Trustee  pursuant  to
Section 1002 of the Indenture, principal of and interest on the Notes and Debentures shall be made at the Corporate Trust office
(as defined in the Indenture) of the Trustee.

     6. Interest on the Notes and the Debentures shall be payable semi-annually on June 1 and December 1 of each year commencing June 1, 1994, in each case in immediately available funds.

     7. The Notes and the Debentures may be redeemable at the option of OSG, in whole or from time to time in part, upon not less than 30 nor more than 60 days' notice mailed to each Holder of Securities to be redeemed at the address of such Holder appearing in the Security Register, on any date prior to maturity at (i) a Redemption Price equal to 100% of the principal amount thereof plus (ii) accrued interest to the Redemption Date (subject to the right of Holders of record on the relevant Regular Record Date to receive interest due on an Interest Payment Date that is due on or prior to the Redemption Date), plus (iii) a Make-Whole Premium, if any, as provided in the Pricing Agreement authorized below.

     8. The Notes and the Debentures will not be entitled to the benefit of any sinking fund.

     9. The Notes and the Debentures shall have the events of default as provided in Section 501 of the Indenture; the Trustee shall have the right to accelerate the payment of the principal of the Notes and Debentures as provided in Section 502 of the Indenture; and the Notes and the Debentures shall be subject to defeasance and covenant defeasance as provided in Article Thirteen of the Indenture.

     10. The Notes and the Debentures shall be represented by one or more Global Securities, registered in the name of a nominee of The Depository Trust Company, as Depositary, and the Global Securities shall bear the legends set forth in the forms of Notes and Debentures attached as Annex A and Annex B hereto, respectively.

                          -------------

                [EXCERPT FROM PRICING AGREEMENT]

                      REDEMPTION PROVISIONS

      The Designated Securities may be redeemed at the Company's option, in whole or from time to time in part, upon not less than 30 nor more than 60 days' notice mailed to each Holder of Securities to be redeemed at the address of such Holder appearing in the Security Register, on any date prior to maturity at (i) a Redemption Price equal to 100% of the principal amount thereof plus (ii) accrued interest to the Redemption Date (subject to the right of Holders of record on the relevant Regular Record Date to
      receive interest due on an Interest Payment Date that is on or  prior  to  the  Redemption Date),  plus  (iii)  a  Make-Whole
Premium, if any.

      The amount of the Make-Whole Premium in respect of the principal amount of any Designated Security to be redeemed will be the excess, if any, of (i) the sum of the present values, as of the Redemption Date of such Designated Security, of (A) the respective interest payments (exclusive of the amount of accrued interest to the Redemption Date) on such Designated Security that, but for such redemption, would have been payable on their respective Interest Payment Dates after such Redemption Date, and
(B) the payment of such principal amount that, but for such redemption, would have been payable at maturity over (ii) the amount of such principal to be redeemed. Such present values will be determined in accordance with generally recognized principles of financial analysis by discounting the amounts of such payments of interest and principal from their respective Stated Maturities to such Redemption Date at a discount rate equal to the Treasury Yield.

      The Make-Whole Premium will be calculated by an independent investment banking institution of national standing appointed by the Company which may be one of the Underwriters; provided, that if the Company fails to make such appointment at least 10 days prior to the Redemption Date, or if the institution so appointed is unwilling or unable to make such calculation, such calculation will be made by Goldman, Sachs & Co. or, if Goldman, Sachs & Co. is unwilling or unable to make such calculation, by an independent investment banking institution of national standing appointed by the Trustee (in any such case, an "Independent Investment Banker").

      For purposes of determining the Make-Whole Premium with respect to any Designated Securities, "Treasury Yield" means a rate of interest per annum, determined by the Independent Investment Banker as of the third Business Day preceding the applicable Redemption Date, equal to the weekly average yield to maturity of United States Treasury Notes having a constant maturity as set forth in the most recent weekly statistical release (or any successor release) published by the Federal
Reserve Bank of New York and designated "H.15(519) Selected Interest Rates" (the "H.15 Statistical Release") corresponding to the remaining term of such Designated Securities (calculated to the nearest 1/12 of a year) (the "Remaining Term"); such yield to
      be  calculated  by the Independent  Investment  Banker,  by interpolation (unless the Remaining Term of such Designated Securities equals a constant maturity set forth in the H.15 Statistical Release) on a straight-line basis, between the weekly average yields (rounded, if necessary, to four decimal places) on
(a) the United States Treasury Notes with a constant maturity closest to and greater than the Remaining Term and (b) the United States Treasury Notes with a constant maturity closest to and less than the Remaining Term, or if such weekly average yields are not available, by interpolation of comparable rates selected by the Independent Investment Banker.





                                                      EXHIBIT 4(d)(3)

FACE OF SECURITY.

      THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS SECURITY MAY NOT BE EXCHANGED IN WHOLE OR IN PART FOR A SECURITY REGISTERED, AND NO TRANSFER OF THIS SECURITY IN WHOLE OR IN PART MAY BE REGISTERED, IN THE NAME OF ANY PERSON OTHER THAN SUCH DEPOSITARY OR A NOMINEE THEREOF, EXCEPT IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE.


                  OVERSEAS SHIPHOLDING GROUP, INC.

                    8% NOTES DUE DECEMBER 1, 2003

                                                  CUSIP NO. 690368AA3
No. R-1                                                 $100,000,000

      Overseas Shipholding Group, Inc., a corporation duly organized and existing under the laws of Delaware (herein called the "Company", which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to CEDE & CO., or registered assigns, the principal sum of ONE HUNDRED MILLION DOLLARS ($100,000,000) on December 1, 2003, and to pay interest thereon from December 1, 1993 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually on June 1 and December 1 in each year, commencing June 1, 1994, at the rate of 8% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which shall be the May 15 or November 15 (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Securities of this series not less than 10 days prior to such Special
      Record Date, or be paid at any time in any other lawful  manner not inconsistent with the requirements of any securities exchange on which the Securities of this series may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

      Payment of the principal of (and premium, if any) and interest on this Security will be made at the office or agency of the Company maintained for that purpose in The City of New York, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts.

      Reference is hereby made to the further provisions of this Security set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

      Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Security shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed under its corporate seal.

Dated: December 9, 1993

[Seal]                        Overseas Shipholding Group, Inc.

                              By    /s/ Gabriel Kahana
                                 -----------------------------
                                   Name:  Gabriel Kahana
                                   Title: Senior Vice President
                                            and Treasurer
Attest:

     /s/ Robert N. Cowen
- ---------------------------
Name:  Robert N. Cowen
Title: Senior Vice President,
       Secretary and General
       Counsel

     Unless this certificate is presented by an authorized representative of The Depository Trust Company, a New York corporation ("DTC"), to Issuer or its agent for registration of transfer, exchange, or payment, and any certificate issued is registered in the name of Cede & Co. or in such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of DTC), ANY TRANSFER, PLEDGE, OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.

      This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.

                                   THE CHASE MANHATTAN BANK
                                    (NATIONAL ASSOCIATION),

                                                  As Trustee



                                   By:  /s/ Ann L. Edmonds
                                      ------------------------
                                        Authorized Officer
      REVERSE OF SECURITY.

     This Security is one of a duly authorized issue of securities of the Company (herein called the "Securities"), issued and to be issued in one or more series under an Indenture, dated as of December 1, 1993, (herein called the "Indenture", which term shall have the meaning assigned to it in such instrument), between the Company and The Chase Manhattan Bank (National Association), as Trustee (herein called the "Trustee", which term includes any successor trustee under the Indenture), and reference is hereby made to the Indenture for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Securities and of the terms upon which the Securities are, and are to be, authenticated and delivered. This Security is one of the series designated on the face hereof, limited in aggregate principal amount to $100,000,000.

      The Securities of this series may be redeemed at the Company's option, in whole or from time to time in part, upon not less than 30 nor more than 60 days' notice mailed to each Holder of Securities to be redeemed at the address of such Holder appearing in the Security Register, on any date prior to maturity at (i) a Redemption Price equal to 100% of the principal amount thereof plus (ii) accrued interest to the Redemption Date (subject to the right of Holders of record on the relevant Regular Record Date to receive interest due on an Interest Payment Date that is on or prior to the Redemption Date), plus (iii) a Make-Whole Premium, if any.

     The amount of the Make-Whole Premium in respect of the principal amount of this Security to be redeemed shall be the excess, if any, of (i) the sum of the present values, as of the Redemption Date of this Security, of (A) the respective interest payments (exclusive of the amount of accrued interest to the Redemption Date) on this Security that, but for such redemption, would have been payable on their respective Interest Payment Dates after such Redemption Date, and (B) the payment of such principal amount that, but for such redemption, would have been payable at maturity over (ii) the amount of such principal to be redeemed. Such present values will be determined in accordance with generally recognized principles of financial analysis by discounting the amounts of such payments of interest and principal from their respective Stated Maturities to such Redemption Date at a discount rate equal to the Treasury Yield.

            The  Make-Whole  Premium  shall  be  calculated   by   an
independent investment banking institution of national standing appointed by the Company, which may be one of the Underwriters named in the Prospectus Supplement, dated December 2, 1993; provided, that if the Company fails to make such appointment at least 10 days prior to the Redemption Date, or if the institution so appointed is unwilling or unable to make such calculation, such calculation will be made by Goldman, Sachs & Co. or, if Goldman, Sachs & Co. is unwilling or unable to make such calculation, by an independent investment banking institution of national standing appointed by the Trustee (in any such case, an "Independent Investment Banker").

      For purposes of determining the Make-Whole Premium, "Treasury Yield" means a rate of interest per annum, determined by the Independent Investment Banker as of the third Business Day preceding the applicable Redemption Date, equal to the weekly average yield to maturity of United States Treasury Notes having a constant maturity as set forth in the most recent weekly statistical release (or any successor release) published by the Federal Reserve Bank of New York and designated "H.15(519) Selected Interest Rates" (the "H.15 Statistical Release") corresponding to the remaining term of this Security (calculated to the nearest 1/12 of a year) (the "Remaining Term"); such yield to be calculated by the Independent Investment Banker, by interpolation (unless the Remaining Term of this Security equals a constant maturity set forth in the H.15 Statistical Release) on a straight-line basis, between the weekly average yields (rounded, if necessary, to four decimal places) on (a) the United States Treasury Notes with a constant maturity closest to and greater than the Remaining Term and (b) the United States Treasury Notes with a constant maturity closest to and less than the Remaining Term, or if such weekly average yields are not available, by interpolation of comparable rates selected by the Independent Investment Banker.

      In the event of redemption of this Security in part only, a new Security or Securities of this series and of like tenor for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

      The Indenture contains provisions for defeasance at any time of the entire indebtedness of this Security or certain restrictive covenants and Events of Default with respect to this Security, in each case upon compliance with certain conditions set forth in the Indenture.

           If an Event of Default with respect to Securities of  this series shall occur and be continuing, the principal of the Securities of this series may be declared due and payable in the manner and with the effect provided in the Indenture.


      The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of the Securities of each series to be affected under the Indenture at any time by the Company and the Trustee with the consent of the Holders of 66 2/3% in principal amount of the Securities at the time Outstanding of each series to be affected. The Indenture also contains provisions permitting the Holders of specified percentages in principal amount of the Securities of each series at the time Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this Security and of any Security issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Security.

      As provided in and subject to the provisions of the Indenture, the Holder of this Security shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder, unless such Holder shall have previously given the Trustee written notice of a continuing Event of Default with respect to the Securities of this series, the Holders of not less than 25% in principal amount of the Securities of this series at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity, and the Trustee shall not have received from the Holders of a majority in principal amount of Securities of this series at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Security for the enforcement of any payment of principal hereof or any premium or interest hereon on or after the respective due dates expressed herein.

           No  reference herein to the Indenture and no provision  of this Security or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and any premium and interest on this Security at the times, place and rate, and in the coin or currency, herein prescribed.

      As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Security is registrable in the Security Register, upon surrender of this Security for registration of transfer at the office or agency of the Company in any place where the principal of and any premium and interest on this Security are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of this series and of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

      The Securities of this series are issuable only in registered form without coupons in denominations of $1000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Securities of this series are exchangeable for a like aggregate principal amount of Securities of this series and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

      No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

      Prior to due presentment of this Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Security is registered as the owner hereof for all purposes, whether or not this Security be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

      All terms used in this Security which are defined in the Indenture shall have the meanings assigned to them in the Indenture.









                                                  EXHIBIT 4(d)(4)


      FACE OF SECURITY.


THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS SECURITY MAY NOT BE EXCHANGED IN WHOLE OR IN PART FOR A SECURITY REGISTERED, AND NO TRANSFER OF THIS SECURITY IN WHOLE OR IN PART MAY BE REGISTERED, IN THE NAME OF ANY PERSON OTHER THAN SUCH DEPOSITARY OR A NOMINEE THEREOF, EXCEPT IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE.

                OVERSEAS SHIPHOLDING GROUP, INC.

             8 3/4% DEBENTURES DUE DECEMBER 1, 2013

                                            CUSIP NO. 690368AB1
No. R-1                                            $100,000,000

       Overseas Shipholding Group, Inc., a corporation duly organized and existing under the laws of Delaware (herein called the "Company", which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to CEDE & CO. or registered assigns, the principal sum of ONE HUNDRED MILLION DOLLARS ($100,000,000) on December 1, 2013, and to pay interest thereon from December 1, 1993 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually on June 1 and December 1 in each year, commencing June 1, 1994, at the rate of 8 3/4% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which shall be the May 15 or November 15 (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Securities of this series not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities of this series may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

      Payment of the principal of (and premium, if any) and interest on this Security will be made at the office or agency of the Company maintained for that purpose in The City of New York, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts.

      Reference is hereby made to the further provisions of  this
Security   set  forth  on  the  reverse  hereof,  which   further
provisions shall for all purposes have the same effect as if set forth at this place.

      Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Security shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

      IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed under its corporate seal.

Dated: December 9, 1993

[Seal]                        Overseas Shipholding Group, Inc.

                              By   /s/ Gabriel Kahana
                                 ------------------------------
                                   Name:  Gabriel Kahana
                                   Title: Senior Vice President
Attest:                                      and Treasurer

     /s/ Robert N. Cowen
- ----------------------------
Name:  Robert N. Cowen
Title: Senior Vice President,
       Secretary and General Counsel
           Unless this certificate is presented by an  authorized
representative of The Depository Trust Company, a New York corporation ("DTC"), to Issuer or its agent for registration of transfer, exchange, or payment, and any certificate issued is registered in the name of Cede & Co. or in such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of DTC), ANY TRANSFER, PLEDGE, OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.

      This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.

                                   THE CHASE MANHATTAN BANK
                                    (NATIONAL ASSOCIATION),

                                                  As Trustee


                                   By:   /s/ Ann L. Edmonds
                                      -----------------------
                                         Authorized Officer

REVERSE OF SECURITY.

      This Security is one of a duly authorized issue of securities of the Company (herein called the "Securities"), issued and to be issued in one or more series under an Indenture, dated as of December 1, 1993, (herein called the "Indenture", which term shall have the meaning assigned to it in such instrument), between the Company and The Chase Manhattan Bank (National Association), as Trustee (herein called the "Trustee", which term includes any successor trustee under the Indenture), and reference is hereby made to the Indenture for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Securities and of the terms upon which the Securities are, and are to be, authenticated and delivered. This Security is one of the series designated on the face hereof, limited in aggregate principal amount to $100,000,000.

      The Securities of this series may be redeemed at the Company's option, in whole or from time to time in part, upon not less than 30 nor more than 60 days' notice mailed to each Holder of Securities to be redeemed at the address of such Holder appearing in the Security Register, on any date prior to maturity at (i) a Redemption Price equal to 100% of the principal amount thereof plus (ii) accrued interest to the Redemption Date (subject to the right of Holders of record on the relevant Regular Record Date to receive interest due on an Interest
Payment  Date that is on or prior to the Redemption  Date),  plus
(iii) a Make-Whole Premium, if any.

      The  amount  of  the Make-Whole Premium in respect  of  the principal  amount of this Security to be redeemed  shall  be  the excess, if any, of (i) the sum of the present values, as of the Redemption Date of this Security, of (A) the respective interest payments (exclusive of the amount of accrued interest to the Redemption Date) on this Security that, but for such redemption, would have been payable on their respective Interest Payment Dates after such Redemption Date, and (B) the payment of such principal amount that, but for such redemption, would have been payable at maturity over (ii) the amount of such principal to be redeemed. Such present values will be determined in accordance with generally recognized principles of financial analysis by discounting the amounts of such payments of interest and
      principal from their respective Stated Maturities  to  such
Redemption Date at a discount rate equal to the Treasury Yield.

     The Make-Whole Premium shall be calculated by an independent investment banking institution of national standing appointed by the Company, which may be one of the Underwriters named in the Prospectus Supplement, dated December 2, 1993; provided, that if the Company fails to make such appointment at least 10 days prior to the Redemption Date, or if the institution so appointed is unwilling or unable to make such calculation, such calculation will be made by Goldman, Sachs & Co. or, if Goldman, Sachs & Co. is unwilling or unable to make such calculation, by an independent investment banking institution of national standing appointed by the Trustee (in any such case, an "Independent Investment Banker").

       For purposes of determining the Make-Whole Premium, "Treasury Yield" means a rate of interest per annum, determined by the Independent Investment Banker as of the third Business Day preceding the applicable Redemption Date, equal to the weekly average yield to maturity of United States Treasury Notes having a constant maturity as set forth in the most recent weekly statistical release (or any successor release) published by the Federal Reserve Bank of New York and designated "H.15(519) Selected Interest Rates" (the "H.15 Statistical Release") corresponding to the remaining term of this Security (calculated to the nearest 1/12 of a year) (the "Remaining Term"); such yield to be calculated by the Independent Investment Banker, by interpolation (unless the Remaining Term of this Security equals a constant maturity set forth in the H.15 Statistical Release) on a straight-line basis, between the weekly average yields (rounded, if necessary, to four decimal places) on (a) the United States Treasury Notes with a constant maturity closest to and greater than the Remaining Term and (b) the United States Treasury Notes with a constant maturity closest to and less than the Remaining Term, or if such weekly average yields are not available, by interpolation of comparable rates selected by the Independent Investment Banker.

      In the event of redemption of this Security in part only, a new Security or Securities of this series and of like tenor for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

     The Indenture contains provisions for defeasance at any time of the entire indebtedness of this Security or certain restrictive covenants and Events of Default with respect to this Security, in each case upon compliance with certain conditions set forth in the Indenture.

      If an Event of Default with respect to Securities of this series shall occur and be continuing, the principal of the Securities of this series may be declared due and payable in the manner and with the effect provided in the Indenture.

      The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of the Securities of each series to be affected under the Indenture at any time by the Company and the Trustee with the consent of the Holders of 66 2/3% in principal amount of the Securities at the time Outstanding of each series to be affected. The Indenture also contains provisions permitting the Holders of specified percentages in principal amount of the Securities of each series at the time Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this Security and of any Security issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Security.

      As provided in and subject to the provisions of the Indenture, the Holder of this Security shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder, unless such Holder shall have previously given the Trustee written notice of a continuing Event of Default with respect to the Securities of this series, the Holders of not less than 25% in principal amount of the Securities of this series at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity, and the Trustee shall not have received from the Holders of a majority in principal amount of Securities of this series at the
      time  Outstanding  a  direction  inconsistent   with   such
request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Security for the enforcement of any payment of principal hereof or any premium or interest hereon on or after the respective due dates expressed herein.

      No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and any premium and interest on this Security at the times, place and rate, and in the coin or currency, herein prescribed.

      As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Security is registrable in the Security Register, upon surrender of this Security for registration of transfer at the office or agency of the Company in any place where the principal of and any premium and interest on this Security are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of this series and of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

       The Securities of this series are issuable only in registered form without coupons in denominations of $1000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Securities of this series are exchangeable for a like aggregate principal amount of Securities of this series and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

      Prior to due presentment of this Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Security is registered as the owner hereof for all purposes, whether or not this Security be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

      All terms used in this Security which are defined in the Indenture shall have the meanings assigned to them in the Indenture.




                                                 Exhibit 10(h)(2)






                                        November 9, 1993

Overseas Shipholding Group, Inc.
1114 Avenue of the Americas
New York, New York 10036

   Re:  MARITIME OVERSEAS CORPORATION 1990 STOCK OPTION PLAN

Gentlemen:

     Reference is made to the Agreement between us dated April 1, 1992 (the "Agreement") with respect to the Maritime Overseas
Corporation 1990 Stock Option Plan, as amended.

      This is to confirm that (i) the Agreement is hereby amended by increasing the number of shares of common stock of Overseas Shipholding Group, Inc. referred to in the second sentence of Paragraph 1 thereof from 584,435 to 784,435 shares, (ii) except as so amended the Agreement shall remain unaltered and in full force and effect, (iii) any references in the Agreement to the "Plan" include the amendment adopted by our Board of Directors on November 9, 1993, a copy of which is enclosed herewith and (iv) said amendment is subject to ratification by your Board of Directors at its next meeting.

      Please confirm your agreement to the foregoing by signing below as indicated.

                                 Very truly yours,

                                 MARITIME OVERSEAS CORPORATION


                                 By:   /s/ Michael A. Recanati
                                    ---------------------------
                                        Michael A. Recanati
                                     Executive Vice President

CONFIRMED:
Overseas Shipholding Group, Inc.


By:    /s/ Robert N. Cowen
   ------------------------------
       Robert N. Cowen
     Senior Vice President






                                                 Exhibit 10(k)(1)



                  Supplementary Retirement Plan

                               of

                  Maritime Overseas Corporation



                            Article 1


                       PURPOSE OF THE PLAN


1.1 This Plan is established to provide as supplementary retirement income benefits, those benefits no longer payable under the Pension Plan for Employees of Maritime Overseas Corporation due to the passage of the Tax Equity and Fiscal Responsibility Act of 1982 to a certain select group of management or highly compensated persons in the employ of Maritime Overseas Corporation and/or other employers participating in the Pension Plan for Employees of Maritime Overseas Corporation.

1.2  The Employees designated for coverage under the Plan are:

                      [   names omitted  ]


                            Article 2

                           DEFINITIONS

2.1 As used herein, all terms defined in the Pension Plan for Employees of Maritime Overseas Corporation except those defined below shall have the meaning defined therein, unless the context clearly indicates otherwise.

2.2 "Participant" means an employee designated in Section 1.2 to participate in the Plan.

2.3  "Plan" means the Supplementary Retirement Plan of Maritime
     Overseas Corporation.

2.4 "Post TEFRA Maximum Benefit" means the maximum pension payable under the Qualified Plan to an employee participating in the Plan.

2.5 "Pre TEFRA Maximum Benefit" means the maximum pension that would have been payable under the Qualified Plan prior to its reduction as required by TEFRA including Cost-of-Living Adjustments as described in Section 4.15(d) of the Internal Revenue Code prior to amendment.

2.6  "Qualified Plan" means the Pension Plan for Employees of
     Maritime Overseas Corporation.

2.7 "TEFRA" means the Tax Equity and Fiscal Responsibility Act of 1982.



                            Article 3

                            BENEFITS

3.1 A Participant, or any other person whose rights to receive benefits under the Qualified Plan derive from a Participant, shall be entitled to benefits under the Plan on his entitlement to receive benefits under the Qualified Plan.

3.2 The amount of the gross benefit under this Plan shall be determined as provided under the Qualified Plan except that the Post TEFRA Maximum Benefit shall be replaced by the Pre TEFRA Maximum Benefit. The benefit payable under the Plan shall be the gross benefit less the benefit payable under the Qualified Plan.

3.3 Benefits shall be payable under the Plan under the same terms and conditions as under the Qualified Plan. Any election of an option, or failure to elect an option under the Qualified Plan shall be an election, or failure to make an election, of an option under this Plan.





                            Article 4

                         ADMINISTRATION

4.1  The Plan shall be administered by a Committee composed of
     [   names omitted   ]; the Plan shall be administered and
     interpreted in a manner which is as consistent with the interpretations of the Qualified Plan as the context reasonably permits.


                            Article 5

                             FUNDING

5.1 The Plan shall be unfunded. Neither a Company nor the Committee shall segregate any assets in connection with the Plan. Neither a Company nor the Committee shall be deemed to be a trustee of any amounts to be paid under the Plan. Any liability to any person with respect to benefits payable under the Plan shall be based solely upon such contractual obligations of the Company, if any, as may be created by the Plan. Such liability, if any, will be a claim against the general assets of the Company and shall become a claim only if the Company fails to make a payment due under the Plan. No such liability, or claim, shall be deemed to be secured by any pledge or any other encumbrance or specific property of the Company or held in trust by the Company.


                            Article 6

                    AMENDMENT AND TERMINATION

6.1 While the Company intends to maintain this Plan in conjunction with the Qualified Plan for so long as necessary or desirable, the Company reserves the right to itself to amend or to terminate this Plan by action of its Board of Directors, in its sole discretion, for whatever reason it may deem appropriate.

6.2 In the event the Company terminates or amends the Plan, the Pre TEFRA Maximum Benefit shall be determined at the time of such termination or amendment on the basis of credited service rendered to, and Average Final Compensation determined as of, said date of termination or amendment.
     The benefit under the Qualified Plan shall be the benefit under said Qualified Plan as actually paid and may be based on credited service rendered after, and Average Final Compensation determined later than, said date of termination or amendment in which case the benefit under the Plan will be reduced accordingly.

6.3 Notwithstanding Section 6.1 hereof, and subject to the limitations of Section 6.2, each Company hereby makes a contractual commitment to pay the benefits theretofore accrued in respect of Participants hereunder to the extent it is financially capable of meeting such obligations from its general assets.


                            Article 7

                       GENERAL PROVISIONS

7.1 Except as may be required by law, no benefit payable under the Plan is subject in any manner to anticipation, assignment, garnishment, or pledge; and any attempt to anticipate, assign, garnish or pledge the same shall be void. No such benefits will in any manner be liable for or subject to the debts, liabilities, engagements, or torts of any Participant or other person entitled to receive the same and if such person is adjudicated bankrupt or attempts to anticipate, assign, or pledge any benefits, the Committee shall have the authority to cause the same or any part thereof to be held or applied to or for the benefit of such Participant, his spouse, children or other dependents, or any of them, in such manner and in such proportion as the Committee may deem proper.

7.2 Anything in this Plan to the contrary notwithstanding, if the Committee determines that a Participant or former Participant has, without the consent of the Committee, engaged in any occupation or activity which is in competition with a Company, after notice by registered mail directed to his last known address, the Committee may suspend his benefit under this Plan or his right thereto hereunder, as the case may be, which suspension shall continue until rescinded by notice from the Committee. After such suspension has continued for one year, the Committee shall cancel such person's benefits under this Plan or his right thereto hereunder and the right of any beneficiary of such person under the Plan. The action by the Committee shall be final and conclusive.

7.3 Nothing contained in the Plan shall be construed as a contract of employment between a Company and any Participant, or as a right of any Participant to be continued in the employment of a Company, or as a limitation on the right of a Company to discharge any of its employees, with or without cause.

7.4 Requests for settlement of claims under provisions of the Plan shall be directed in writing to the Committee. If additional information is required from a Participant, the Committee shall have 15 days to request such information in writing. After receiving such information, the Committee shall notify the Participant within 90 days if any claim for benefits is denied. The Committee may notify a Participant that more time is required and may take up to 90 additional days. When replying, the Committee shall state the reasons for such denial, the Plan provisions that apply, the information to be provided in order to appeal the decision, and the steps to be taken for a claim to be reviewed.

7.5 The provisions of this Plan shall be construed in accordance with the laws of the State of New York.




                                                                 Exhibit 12


                     OVERSEAS SHIPHOLDING GROUP, INC.
                    RATIO OF EARNINGS TO FIXED CHARGES
                       (In thousands, except ratios)
               Presented in connection with Amendment No. 1
     filed on November 9, 1993 to Registration Statement No. 33-50441




Year ended December 31, 1993
                                             ----------------------------

                                            Pro forma        Historical
                                            ---------        ----------
Income before Federal income taxes          $  23,748        $  26,846

Adjustments of income related to
  companies owned less than 100%              ( 2,921)         ( 2,921)

Interest expense                               46,409           43,311

Proportionate share of interest of
  50% - owned companies                        12,836           12,836

Interest component of an operating
  lease                                         3,465            3,465

Amortization of capitalized interest            2,368            2,368
                                            ---------        ---------

  Earnings                                  $  85,905        $  85,905
                                            =========        =========


Interest expense                            $  46,409        $  43,311

Proportionate share of fixed charges
  of 50% - owned companies                     13,520           13,520

Capitalized interest                            7,416            7,416

Interest component of an operating
  lease                                         3,465            3,465
                                            ---------         --------

  Fixed charges                             $  70,810         $ 67,712
                                            =========         ========

Ratio of earnings to fixed charges              1.21x            1.27x
                                            =========         ========


Note: The pro forma computation gives effect to (i) an increase in interest expense due to the anticipated use of a portion of the borrowings under the offering referred to in the above mentioned Registration
Statement to repay $68 million outstanding under the Company's unsecured credit facilities and (ii) an assumed average interest rate of 8.4095% on such borrowings. A change of 1/8 of 1% in the assumed interest rate would change the pro forma ratio for the year ended December 31, 1993 by less than .01.

                                                                 Exhibit 12

                     OVERSEAS SHIPHOLDING GROUP, INC.
                    RATIO OF EARNINGS TO FIXED CHARGES
                   For the year ended December 31, 1993
                       (In thousands, except ratios)
               Presented in connection with Amendment No. 1
     filed on November 9, 1993 to Registration Statement No. 33-50441




Income before Federal income taxes                $  26,846

Adjustments of income related to
  companies owned less than 100%                    ( 2,921)

Interest expense                                     43,311

Proportionate share of interest of
  50% - owned companies                              12,648

Interest component of an operating
  lease                                               3,465

Amortization of capitalized interest                  2,368
                                                  ---------

  Earnings                                        $  85,717
                                                  =========


Interest expense                                  $  43,311

Proportionate share of fixed charges
  of 50% - owned companies                           13,333

Capitalized interest                                  7,416

Interest component of an operating
  lease                                               3,465
                                                   --------

  Fixed charges                                    $ 67,525
                                                   ========

Ratio of earnings to fixed charges                    1.27x
                                                   ========






FSTATE.12


                                                                 Exhibit 13

Two-Year Charter Position of OSG Fleet (Including Scheduled Deliveries)
[from page 2 of the 1993 Annual Report]

                          % of                % of                 % of
Through       Total      Total       U.S.     U.S.      Intl.     Intl.
Year-End      Fleet   Fleet on      Fleet    Fleet      Fleet  Fleet on
                DWT    Charter        DWT       on        DWT   Charter
                                           Charter
1994      5,809,300         30    993,350       12  4,815,950        34
1995      6,399,800         23    993,350        2  5,406,450        27


GLOBAL BULK SHIPPING MARKETS

The bulk shipping industry is highly fragmented, with no one organization holding more than 2% of the total world fleet. With 58 ships totaling 5.4 million dwt, OSG ranks among the ten largest owners, including fleets owned by oil companies. Approximately 75% of the Company's voyage revenues in 1993, 78% in 1992 and 75% in 1991 came from carrying petroleum and its derivatives. These liquid cargoes also accounted for the majority of the voyage revenues of OSG's bulk shipping joint ventures.


International Tanker Markets

In 1993, the international tanker markets improved somewhat from the depressed levels of 1992, but remained difficult throughout the year due to:

- - weakness in key industrial economies,
- - moderate increases in oil demand from major oil-importing countries,
- - shifts in oil supply patterns that on balance muted the increase in tonnage demand, and
- - an expansion of the world tanker fleet over the last few years.

Oil Supply and Demand Developments

Both Europe and Japan experienced severe recessions in 1993, adversely affecting global oil demand. Total world oil demand remained flat with 1992. Excluding the former Soviet Union (FSU), however, oil consumption increased by nearly 2%, almost all of which occurred in the developing economies of Asia and Latin America.

      Supply patterns also shifted. U.S. and FSU oil production fell while the North Sea and Latin America registered increases in export volumes. Together, these developments resulted in a change of incremental crude sources from long- haul to short-haul routes, as the North Sea and Latin America provided most of the additional crude imports to the United States. This dampened the rise in tonnage requirements.

Growth in the World Tanker Fleet

In 1993, the world tanker fleet registered its sixth straight year of growth, increasing by 5 million dwt to 265 million dwt by year-end. Newbuilding deliveries amounted to 17 million dwt, the highest since 1977. The lack of a solid recovery in the international tanker markets in 1993 was partially attributable to the delivery of a significant number of newbuildings ordered during the recent tanker market peak of 1990-91. From the long-term perspective, fleet growth over the last two years has not been excessive. However, it has outpaced growth in tonnage demand.

     Scrappings rose to 12 million dwt versus 10 million dwt in 1992. Over the next few years, scrappings are likely to continue to be significant, reflecting both the age of the fleet and stricter regulatory requirements. About 57% of the world's tanker fleet is 15 years old or more, including two thirds of all VLCCs (very large crude carriers --tankers more than 200,000 dwt).

     At year-end, the amount of international tanker tonnage in lay-up remained flat at 3 million dwt, still a relatively low level.

     Tanker newbuilding prices weakened early in 1993, and this trend has continued into 1994, in part reflecting current difficult charter markets. Secondhand prices for modern vessels strengthened somewhat, but generally remained weak for vessels more than ten years of age. Contracting for new orders increased over 1992 but did not keep pace with deliveries. Thus, the newbuilding orderbook for delivery over the next three years fell by 5 million dwt to 24 million dwt (10 million dwt scheduled in 1994), and fleet growth is expected to moderate over the next year or two.


Environmental Concerns

During the past five years, the tanker business has experienced a more stringent regulatory environment, a greater emphasis on quality, and more inspections by governmental authorities and charterers. It is anticipated that in the coming years these trends will make it increasingly difficult for poorly maintained ships to find employment and will improve the market for high-quality owners such as OSG.

     Between 1995 and 2015, the Oil Pollution Act of 1990 (OPA 90) phases in a requirement that all tankers entering U.S. waters have double hulls. OPA 90 also significantly expands the potential liability of tanker owners for environmental accidents in U.S. waters. In addition, the International Maritime Organization (IMO) will phase out all single-hulled tankers in international waters at 25 years of age unless other environmental safety steps are taken. IMO regulations also require double hulls or equivalent tanker designs for newbuilding orders. Since OSG maintains a modern fleet, these double-hull requirements will not apply to most of the Company's existing tanker fleet until the next decade, at which time these ships will have operated for substantially all of their economic lives. All of the tankers OSG has on order will be double-hulled.


International Dry Bulk Markets

Overall seaborne shipments in 1993 of the major dry bulk commodities --coal, iron ore and grain --decreased marginally from the prior year. The major economic forces at work were the persistent recessions in Europe and Japan counterbalanced by booming growth in the developing nations, most notably China, Korea and Taiwan. Rates in the dry bulk markets moved higher during the first five months of 1993, recovering from their lows in the fall of 1992, but relinquished much of those gains by year-end as demand slackened, particularly for seaborne shipments of coal and iron ore.


Rising Industrial Demand in the Far East

Weak demand for steel in Europe resulted in a decrease in seaborne iron ore imports in 1993 relative to 1992. Japanese imports of iron ore and coking coal rose modestly in 1993 versus the prior year. These increases reflected the strong demand for steel exports to China, not improved economic conditions in Japan, where steel consumption declined in 1993. Besides importing a large quantity of steel, China stepped up its domestic production, resulting in a substantial year-over-year rise in its seaborne imports of iron ore.


Reduced Grain Imports

Grain, which was the only one of the three major dry bulk commodities to show a significant increase in seaborne trade in 1992, experienced a decline in 1993. The major purchasers of grain in recent years, the FSU and China, both had increased domestic supplies in 1993, enabling them to decrease their purchases on the world market. As southern Africa began to recover from its drought, local corn production rose in 1993, reducing the region's requirements for substantial seaborne imports of grain.


Moderate Increase in Dry Bulk Fleet

After remaining virtually unchanged during 1992, the dry bulk fleet increased by nearly 2% to 221 million dwt by year-end. Newbuilding deliveries of 8 million dwt were well above 1992 but still not historically high. Scrappings moved up slightly to over 4 million dwt. Dry bulk tonnage in lay-up remained small at less than 2 million dwt.

     The newbuilding orderbook for delivery over the next three years expanded in 1993, reaching 21 million dwt, up from 15 million dwt in 1992, as shipowners sought to replace aging vessels to meet more stringent environmental and safety requirements. Of this total, 9 million dwt are scheduled for delivery in 1994.


U.S. Markets

Shipping between U.S. coastal ports, including the movement of Alaskan oil, is reserved by law primarily to U.S. flag vessels owned by U.S. citizens, crewed by U.S. seafarers, and built in the United States without construction subsidies and operated without operating differential subsidies. U.S. flag vessels also receive preference in carrying U.S. military and U.S. government-sponsored shipments throughout the world. With 13 tankers and product carriers, OSG is the largest independent owner and operator of unsubsidized U.S. flag vessels. The Company has two dry bulk carriers, which participate in the preference trades, and one car carrier on long-term charter transporting vehicles to and from Japan.

     In recent years, the size of the U.S. flag fleet has been declining because of eroding commercial opportunities, higher U.S. construction and operating costs, and a stricter operating environment mandated under OPA 90. There has been no significant U.S. flag tanker construction in the last five years, and the average age of the unsubsidized (Jones Act) tanker fleet is now approximately 19 years. At year-end 1993, the unsubsidized U.S. flag tanker fleet totaled 8 million dwt, down by 540,000 dwt from a year earlier and by over 2 million dwt since the end of 1988. Of the current fleet, seven vessels, totaling about 620,000 dwt, were laid up at year-end.


Alaskan Crude Developments

Alaskan crude oil shipments provide the main source of employment for U.S. flag crude carriers. All eight of OSG's U.S. flag crude carriers are employed in the Alaskan trade.

     In 1993, Alaskan crude shipments declined as production decreased 7% to 1.66 million barrels per day (b/d). This drop partly reflects the ongoing decline in mature Alaska North Slope fields, but last year's decrease was exacerbated by production equipment maintenance and weather problems as well as temporary shutdowns to upgrade gas-handling facilities. The first phase of the upgrading was completed last fall, resulting in a 50,000 b/d rise in crude output. A similar increase is expected in 1994 when the second phase of the project is completed. In addition, a new field, Point McIntyre, came on-stream in October, initially producing 80,000 b/d. Together these increases are mitigating the production decline in Prudhoe Bay and other mature fields, particularly over the next couple of years.

     Significantly more tanker tonnage is required for longer haul shipments of Alaskan crude to the U.S. Gulf and East Coasts, via the Panama Pipeline, than for movements to the West Coast. As Alaskan production fell in 1993, the marginal volume for long-haul shipment via Panama to the U.S. Gulf and East Coasts was nonexistent in some months, resulting in a 15% drop year-over-year in the amount of tonnage required to transport Alaskan crude.


Weak U.S. Flag Product Tanker Markets

U.S. flag product tankers, ranging in size up to 60,000 dwt, carry gasoline, diesel fuel, jet fuel and other refined petroleum products. These ships compete with pipelines, oceangoing barges and, with regard to imports, foreign flag product carriers. OSG has five ships that participate in the U.S. flag product market.

     Tonnage demand in the domestic product tanker trades continued to decline in 1993, especially on the key Gulf to East Coast route, as pipeline shipments and East Coast refinery output rose. The decline was mitigated by sales for scrap. Rates showed slight improvement from the poor levels achieved in 1992.


Government Requirements Rise

U.S. government-related cargoes also generate demand for U.S. flag vessels, including OSG's two U.S. flag dry bulk carriers. Federal law requires that preference be given to U.S. flag vessels, if available at reasonable rates, in the shipment of at least half of all U.S. government-generated cargoes and 75% of food aid cargoes. The volume of U.S. preference cargoes shipped in 1993 nearly doubled, largely as a result of a $700 million agricultural aid package for Russia. This attracted idle U.S. flag tankers into the preference trades.


Regulatory Matters

Exports of Alaskan crude oil have been restricted by law since 1973. Additional, more stringent limitations were incorporated in the Export Administration Act of 1979, which has been extended to June 30, 1994. A lawsuit brought by the State of Alaska challenging the legality of these export restrictions was recently dismissed by the Federal District Court.

     By law, vessels built with construction differential subsidies and operated with operating differential subsidies (ODS) have not been permitted in the Jones Act trade. Under a recent Maritime Administration interpretation, product tankers and crude carriers built with subsidies may be eligible for full coastwise privileges when they reach 20 years of age and their ODS contracts expire. The Company believes that this interpretation is contrary to law and has commenced litigation seeking to overrule it. Should the lawsuit fail, it is possible that several older product and crude carriers may enter the coastwise trade over the next few years.

- ----------
Primary Data Sources: Fearnleys Review 1993, Clarkson Research
Studies, Maritime Administration, State of Alaska and U.S.
Department of Energy

CELEBRITY CRUISE LINES INC.

Nineteen ninety-three marked the first full year of operation for Celebrity Cruise Lines Inc. (CCLI), a joint venture between OSG and the Chandris Cruise Division. While this joint venture represents a major diversification for OSG, it continues a business begun by Chandris more than 30 years ago.

     Today the fleet of CCLI is marketed under two distinct brand names: Celebrity Cruises and Fantasy Cruises. Celebrity Cruises is positioned firmly in the premium segment of the cruise market with three ships -- the Zenith, Horizon and Meridian --having a total of 3,834 berths. Traveling mainly to the Caribbean and Bermuda, Celebrity Cruises draws passengers from around the world to these popular destinations. Attention to passenger comfort and enjoyment is the hallmark of a Celebrity Cruise.

     Fantasy Cruises, with two ships --the Britanis and Amerikanis
- --and 1,543 berths, appeals to more budget-conscious passengers and travels mainly to the Caribbean, Mexico, South America and Europe. Many of Fantasy's passengers are first-time cruisers.

     Last year, Celebrity and Fantasy Cruises' five ships sailed on 48 different itineraries that ranged from two to 52 nights and called at 114 destinations on five continents.

     CCLI markets its cruises through a dedicated sales team in the United States as well as an extensive network of general sales agents in Mexico, Central America, South America, the Caribbean and Europe. Within the United States, more than 95% of all cruises are sold through travel agencies. Approximately 20,000 travel agencies market cruises; over half of them actively promote CCLI's programs. Besides targeting individual vacationers, CCLI also pursues the incentive market, one of the fastest growing areas of the cruise industry.


[from page 18 of the Annual Report]
Celebrity Cruise Lines Inc.
Celebrity Cruises

                                No. of   Primary Areas of
Ships                           Berths   Operation
Zenith                          1,374    Caribbean
Horizon                         1,354    Bermuda, Caribbean
Meridian                        1,106    Bermuda, Caribbean

Fantasy Cruises

                                No. of   Primary Areas of
Ships                           Berths   Operation
Britanis                          926    Mexico, Nassau, South America
Amerikanis                        617    Caribbean, Europe

The North American Cruise Market

North America dominates the global cruise market, with more than 80% of the total passengers carried. The cruise industry in North America is characterized by large and generally well-capitalized companies and is highly competitive. According to the Cruise Lines International Association (CLIA), the largest six companies, including CCLI, have approximately 68% of total capacity, and the largest 15 companies have approximately 94% of total capacity. Today there are over 60 cruise brands from which to choose.


Growth in Cruise Demand

Growth in demand, as measured by the number of passengers carried, averaged approximately 10% per annum between 1984 and 1993 for the North American market. In 1993, U.S. and Canadian passengers carried reached an industry record, rising 9% to an estimated 4.5 million. Even though demand growth in 1993 was less than the ten-year average, discounting abated somewhat from the previous year.

     Growth in the cruise industry stems from a number of factors. The all-inclusive price for dining, entertainment, accommodations and air transportation is perceived by consumers as a convenience and an excellent value. Over the years, cruise companies have added new ships, expanded itineraries, and increased shipboard and shoreside activities, thus attracting a wider range of age and income groups, stimulating industry growth and capturing a growing percentage of the $285 billion leisure market.


Supply Outlook

From 1990 to 1992, the cruise industry experienced significant discounting and substantial increases in supply as new capacity averaged 10% each year and the U.S. economy experienced negative or slow growth. Both of CCLI's lines participated in stronger markets during 1993 as the U.S. economy improved and capacity additions lessened.

     In 1993, supply increases slowed to 6%, as 13,500 berths were added and nearly 7,500 berths were removed through retirements, redeployments and shutdowns. At year-end 1993, North American cruise capacity was estimated to be 104,000 berths.

     Based on the newbuilding orderbook, CLIA forecasts that capacity will grow 3% in 1994 and 10% in 1995 and in 1996, before taking into account any retirements and deletions from the existing fleet. Given the three-year lead time needed to construct new ships, it is unlikely that any other new vessels will enter service before 1996.

     One factor certain to influence the industry in the next several years is the International Maritime Organization's Safety of Life At Sea (SOLAS) convention, which established minimum safety, fire prevention and fire fighting standards. Under SOLAS requirements, all passenger ships must have upgraded fire detection and fire fighting systems by October 1, 1997. Since substantial capital expenditures may be needed to bring older vessels into compliance with these requirements, it is likely that some ships for which such capital expenditures would not be economical will be removed from the market.

     Two of CCLI's Celebrity vessels were delivered in 1990 and 1992, respectively, and the third was rebuilt in 1990. On the basis of present estimates, any work necessary for these ships to meet 1997 SOLAS requirements can be done without material capital expenditures.

Celebrity Earns Recognition

Celebrity's focus on quality and service has won acclaim from passengers, travel agents and industry followers alike. In October 1993, Celebrity Cruises was rated one of the top ten cruise lines by the readers of CONDE NAST TRAVELER for the third year in a row. Since its creation just four years ago, Celebrity Cruises has received numerous awards for outstanding quality and service, including a prestigious five-star rating by Berlitz, top honors in cuisine from the World Ocean & Cruise Liner Society, the top service award from ONBOARD SERVICE magazine and the International Cruise Passenger Association's "Cruise Line of the Year" award.

Celebrity Newbuilding Program

In March 1993, CCLI announced that it had signed a contract with Jos. L. Meyer GmbH & Co., Papenburg, Germany for the construction of a 1,760-passenger cruise ship at a price of approximately $317.5 million. The ship will be delivered in late 1995. CCLI subsequently committed to purchase a sistership for delivery in the fall of 1996 and continues to hold an option for a third, which it intends to exercise.

     Upon delivery of the third sistership, Celebrity Cruises' capacity in the premium segment of the cruise industry will more than double. These ships will inaugurate CCLI's new "Century" series of vessels, designed to meet the needs of cruise vacationers into the next century.

     The expansion is expected to provide economies of scale in operations and marketing, and to increase brand recognition of the Celebrity Cruise experience.

Looking Ahead

While the cruise industry has enjoyed substantial growth over the past decade, the next several years will be challenging ones as new ships enter service and the impact of SOLAS is felt in the market. For strong, well-financed companies such as CCLI, there will be many opportunities. The newbuildings on order, the company's commitment to customer satisfaction and its innovative marketing efforts will reinforce CCLI's position as a significant participant in the cruise industry during the years ahead.

[from the "Review of the Fleet" section of the Annual Report]
FLEET

March 7, 1994

Operating Bulk Fleet:    58 vessels, 5,434,700 dwt
On Order:                 6 vessels,   965,100 dwt
Total Bulk Tonnage:      64 vessels, 6,399,800 dwt


International Bulk Fleet



            Type of Ship       Year           Deadweight         Charter
                               Built            Tonnage   Expiration Date
                 Tankers
                          1973 50%-owned         264,900  September 1996
                          1975 50%-owned         264,850        May 1998
                          1974 50%-owned         264,850    October 1997
                          1974 50%-owned         264,850      April 1997
                          1989                   254,000      April 1994
                          1990                   254,000      March 2002
                          1989                   133,000  Voyage Charter
                          1989                   133,000       June 2005
                          1976                   128,450  Voyage Charter
                          1975                   128,250  Voyage Charter
                          1975                   128,200  Voyage Charter
                          1980                    96,050  Voyage Charter
                          1981                    96,000  Voyage Charter
                          1979                    95,600  Voyage Charter

      Petroleum Products
                Carriers
                          1986                    65,150  Voyage Charter
                          1986                    65,150  Voyage Charter
                          1986                    63,200  September 1994
                          1987                    63,150  September 1994
                          1989                    39,450  Voyage Charter
                          1988                    39,450  Voyage Charter
                          1989                    39,100  Voyage Charter
                          1989                    39,050  Voyage Charter
                          1979                    31,600  Voyage Charter
                          1981                    30,800  Voyage Charter
                          1981                    30,800  Voyage Charter
                          1982                    29,500  Voyage Charter

           Bulk Carriers
                          1982                   138,800      March 1994
                          1982                   138,800      April 1994
                          1975                   121,050   December 1994
                          1975                   121,000  Voyage Charter
                          1990                   120,900  Voyage Charter
                          1990                   120,800  Voyage Charter
                          1973                   116,100  Voyage Charter
                          1981                    64,550  Voyage Charter
                          1983                    64,200  Voyage Charter
                          1989                    63,350      April 1994
                          1989                    63,250  Voyage Charter
                          1980                    61,250        May 1994
                          1980                    61,200  Voyage Charter
                          1977 49% interest       60,300  Voyage Charter
                          1973 49% interest       54,450     August 1995

     Geared Bulk Carrier
                          1985                    28,950  Voyage Charter

Operating International Bulk Fleet Total (a)    42 vessels  4,441,350 dwt

On Order Bulk Fleet


            Type of Ship     Delivery       Deadweight
                               Date            Tonnage
                 Tankers
                              March 1994        93,650
                                May 1994        93,650
                             August 1994        93,650
                           November 1994        93,650
                             August 1995       295,250
                          September 1995       295,250


                                6 vessels      965,100 dwt

International Bulk Fleet Total 48 vessels    5,406,450 dwt


U.S. Bulk Fleet


            Type of Ship          Year            Deadweight          Charter
                                 Built               Tonnage   Expiration Date
                 Tankers
                          1974                       120,800       March 1994
                          1973                       120,500       March 1994
                          1977 (b) 80% interest       90,650       March 1994
                          1977 (b) 80% interest       90,550        June 1994
                          1978 (b) 80% interest       90,500     October 1994
                          1977 (b) 80% interest       90,400       March 1994
                          1971                        62,000     January 1995
                          1970                        62,000        June 1994

      Petroleum Products
                Carriers  1983 (c)                    42,950   Voyage Charter
                          1982 (c)                    42,600   Voyage Charter
                          1969                        37,800      August 1994
                          1968                        37,800   Voyage Charter
                          1968                        37,800   September 1995

    Geared Bulk Carriers
                          1978 (b)                    25,550   Voyage Charter
                          1978 (b)                    25,550   Voyage Charter

 Pure Car Carrier (5,000
                   cars)
                          1987                        15,900  1996 and beyond

Operating U.S. Bulk Fleet Total(d)    16 vessels     993,350 dwt

(a)Does not include a 50%-owned 252,350 dwt tanker (built in 1972).
   This vessel is under contract of sale for delivery upon completion of a charter at the end of March 1994.
(b)25-year capital leases, commencing in year built.
(c)22-year capital leases, commencing in 1989.
(d)Does not include a 29,300 dwt petroleum barge, 50%-owned by OSG.

                                                                       Gross
 Celebrity Cruise Lines       Name of     Name of      Berths      Registered
                   Inc.         Fleet        Ship                    Tonnage
                            Celebrity
                                Fleet      Zenith       1,374         47,250
                                          Horizon       1,354         46,800
                                         Meridian       1,106         30,450

                              Fantasy
                                Fleet    Britanis         926         26,150
                                       Amerikanis         617         19,900
Operating Cruise  Fleet Total             5 ships       5,377 berths



                                                                        Gross
                             Celebrity     Delivery                Registered
On Order Cruise Fleet          Cruises         Date   Berths          Tonnage
                        Century Series
                            Contract 1     November   1,760            70,000
                                               1995
                            Contract 2      October   1,760            70,000
                                               1996
                                Option           --      --                --
                                            2 ships   3,520 berths
Cruise Fleet Total                          7 ships   8,897 berths


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Operations


Income from Vessel Operations

Revenues and income from vessel operations of the Company are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the markets in which those vessels operate. Freight rates for major bulk commodities are determined by market forces including local and worldwide demand for such commodities, volumes of trade, distances between sources and destinations of cargoes and amount of available tonnage both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the amount of newbuilding deliveries and removal of existing tonnage from service. See "Global Bulk Shipping Markets" on pages 14-17 hereof.

     Results in particular periods are also affected by such factors as the mix between voyage and time charters, the timing of the completion of voyage charters, the time and prevailing rates when charters that are currently being performed were negotiated, the levels of applicable rates and the business available as particular vessels come off existing charters, and the timing of drydocking of vessels.

     Historically, the diversity of the Company's fleet has tended to cushion the effects of weakness in particular markets. However, 1992 was a particularly difficult year in that there was simultaneous weakness in all of the Company's major markets. Some of the effects of this weakness carried over into the results of the Company's operations in 1993, primarily in the first half. In general, market rates improved during 1993 from the depressed rates that prevailed in 1992, but still remain at levels below those of the years 1989 through 1991. Beginning in the fourth quarter of 1993, spot market freight rates for foreign flag VLCCs (over 200,000 dwt) and dry bulk carriers have weakened somewhat, while rates for foreign and U.S. flag products carriers have experienced seasonal increases.

     Income from vessel operations for 1993 increased by approximately $10,100,000 from the results for 1992. This increase was attributable to improvements of $9,500,000 in income from foreign flag bulk vessel operations and $7,100,000 in the Company's equity in the results of Celebrity Cruise Lines Inc., which was acquired in October 1992. The foreign flag bulk shipping improvement reflects increased charter market rates obtained in 1993 for certain Suezmax (approximately 128,000 dwt) and Aframax (approximately 96,000 dwt) tonnage, primarily in the second half of the year, compared to the rates obtained during 1992 for those vessels. The favorable effects of less tonnage being idle due to lack of employment in 1993 as compared to 1992 and reduced agency fees are also reflected. Income from foreign flag vessel operations in 1993 was adversely affected by lower charter rates in the first half of 1993 (primarily in the first quarter) for most classes of tankers and dry bulk vessels compared with rates obtained in 1992, and by substantially lower VLCC rates for certain tonnage throughout 1993. During 1992, certain foreign flag vessels were operating on time charters negotiated in prior periods when rates were more favorable. Income from operations of the U.S. flag fleet declined approximately $6,500,000 in 1993 compared to 1992, resulting primarily from a crude carrier being idle due to lack of employment. This was partially offset by better operating results for two U.S. flag dry bulk carriers, reflecting fewer idle days and better rates.

     Income from vessel operations for 1992 decreased by approximately $72,600,000 from the results for 1991. Over 90% of this decrease was attributable to a decline in income from foreign flag vessel operations, reflecting reduced charter market rates in 1992 for all classes of the Company's international flag tanker and dry cargo fleets compared with rates prevailing during 1991. Included in the 1992 foreign flag results was the effect on revenues of more tonnage being idle due to lack of employment. The 1992 decrease also reflects reduced income from operations of the U.S. flag fleet, resulting from lower charter rates for certain of OSG's petroleum products carriers and certain crude carrier tonnage; the effect on revenues of increased drydockings in 1992 as compared to 1991 is also included. The U.S. flag decline for all of 1992 was net of first-quarter 1992 charter rate improvements for certain of OSG's crude carriers.

     Voyage expenses, such as fuel and port costs, are paid by the vessel owner under a voyage charter and by the charterer under a time charter. The increases in vessel and voyage expenses in 1993 and 1992 from the respective preceding years each reflect a higher proportion of voyage charters to time charters. Vessel operating expenses were also higher in 1993 and 1992 as compared to 1992 and 1991, respectively, because of increased manning on most U.S. flag tankers to comply with provisions of the Oil Pollution Act of 1990 and increases in certain other expense categories (see Effects of Inflation below). The 1992 increase reflects charter hire expense on a vessel delivered to the Company in 1992 on a seven-year time charter. The effect of vessels sold is also reflected.

     The increase in income attributable to bulk shipping joint ventures in 1993 as compared to 1992 resulted from improved rates on certain tonnage and decreases in certain expenses. Provision for loss on sale of a 50%-owned vessel subsequent to year-end is reflected in 1993. The decline in income attributable to bulk shipping joint ventures in 1992 as compared to 1991 resulted primarily from decreases in charter rates obtained for certain tonnage and increases in costs of operations.


Other Income (Net)

The details of other income for the three-year period are shown in Note K on page 39 of this report. Interest and dividends decreased in 1993 from 1992 because of reduced amounts utilized for interest-bearing deposits and investments and generally lower rates of return on such deposits and investments. Gain on disposal of vessels was approximately $12,100,000 in 1993 compared to a provision for loss of approximately $1,300,000 in 1992. Gain on sale of securities approximated $9,100,000 in 1993 compared to approximately $14,100,000 in the preceding year. Other income also reflects the results of foreign currency transactions and the effect of minority interest in both years, and an increase in 1993 compared to 1992 in income earned from other investments (included in miscellaneous--net).

    In 1992, the Company took a reserve of $20,000,000
($13,100,000, or $.40 per share, net of income tax) for its entire investment in GPA Group plc.

    Interest and dividends in 1992 decreased from 1991 because of lower rates of return on interest-bearing deposits and investments and reduced amounts utilized for such deposits and investments. Gain on sale of securities was approximately $14,100,000 in 1992 compared to approximately $5,500,000 in 1991. There was a provision for loss on disposal of vessels of approximately $1,300,000 in 1992 compared to a gain of approximately $4,100,000 in 1991. Other income also reflects the results of foreign currency transactions and the effect of minority interest in both years, and a decrease in 1992 compared to 1991 in income earned from other investments (included in miscellaneous--net).


Interest Expense

Interest expense decreased in 1993 and 1992 from the respective preceding years, as a result of reduced rates on floating rate debt and increased interest costs capitalized in connection with vessel construction. The decreases were net of the effect of more debt being outstanding in 1993 and 1992 compared to 1992 and 1991, respectively. Interest expense in 1993 and 1992 also reflects $13,300,000 and $5,600,000, respectively, of net benefit from the interest rate swaps referred to below in Liquidity and Sources of Capital.


Provision for Federal Income Taxes

The provision for Federal income taxes in 1993 includes $2,900,000, or $.09 per share, of additional deferred taxes resulting from the increase in the Federal statutory rate from 34% to 35% enacted in 1993 and reflects the effect of the dividends received deduction and other nontaxable items. The tax credit in 1992 results from the pretax loss adjusted to reflect the dividends received deduction and other nontaxable items.

     Federal income taxes for each of the three years reflect the effects of the Tax Reform Act of 1986, including current taxation of the post-1986 results of the Company's foreign-owned bulk vessels.

Cumulative Effect of Accounting Change

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), starting in 1992. In accordance with FAS 109, financial statements of years prior to 1992 have not been restated. The impact of applying FAS 109 was to reduce deferred tax liabilities by $16,000,000, with a corresponding increase in net income (cumulative effect of change in accounting) for 1992.


Liquidity and Sources of Capital

Working capital at December 31, 1993 was approximately $99,000,000 as compared to $101,000,000 at year-end 1992 and $91,000,000 at year-end 1991. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also has investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $21,000,000 at December 31, 1993. Net cash provided by operating activities approximated $69,000,000 in 1993, $10,000,000 in 1992 and $110,000,000 in 1991.
The reserve in 1992 of $20,000,000 referred to in Other Income
(Net) above had no effect on the Company's cash flow or cash resources. In addition to payments of current installments of long-term debt in all three years, the Company prepaid long-term debt aggregating $62,332,000 in 1992. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in 1994.

     The Company has an unsecured long-term credit facility of $500,000,000, of which $92,000,000 was used at December 31, 1993, and an unsecured short-term credit facility of $30,000,000, which was unused at that date. The Company finances vessel additions with cash provided by operating activities, long-term borrowings and capital lease obligations. In 1993, the Company sold an aggregate of $110,000,000 of long-term, unsecured senior notes to major institutional investors in a private placement. The notes have a weighted average life of approximately 12.25 years and a weighted average interest rate of 8.01%. The net proceeds were used to reduce amounts outstanding under the Revolving Credit Agreement. The Company also completed in 1993 a public debt offering of $100,000,000 of 8%, 10-year notes and $100,000,000 of 8.75%, 20-
year debentures. The net proceeds were used to prepay predelivery vessel construction costs and to reduce amounts outstanding under the Revolving Credit Agreement. As of December 31, 1993, the Company is a party to fixed to floating interest rate swaps ranging between three and fifteen years with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements have various maturity dates from 1995 to 2008. The Company is also a party to a five-year interest rate swap with a notional amount of $24,000,000, expiring in 1996, pursuant to which it pays a fixed interest rate of 8.4% and receives LIBOR, calculated on the notional amount.

     In March 1994, the Company sold 3,450,000 shares of its common stock for net proceeds of approximately $76,000,000, of which $50,000,000 will be used to reduce amounts outstanding under the Revolving Credit Agreement. The remaining proceeds will be added to working capital.

     In 1993, 1992 and 1991, cash used for vessel additions approximated $164,000,000, $81,000,000 and $59,000,000, respectively. At March 7, 1994, commitments with an aggregate unpaid cost of approximately $86,100,000 (net of $54,000,000 of prepayments made in January 1994) exist for the construction of six foreign flag bulk vessels, scheduled for delivery in 1994 and 1995.

     In 1992, the Company invested cash of approximately
$220,000,000 for 49% of the equity of Celebrity Cruise Lines Inc.
("CCLI"), an owner and operator of five cruise ships. The cash invested by the Company in CCLI is being used primarily to finance the expansion of CCLI's fleet.

     Long-term borrowings in 1993 and 1992 aggregated approximately $310,000,000 and $292,000,000 (including amounts borrowed in connection with the investment in CCLI), respectively.


Effects of Inflation

Additions to the costs of operating the fleet due to wage increases and price level increases in certain other expense categories were experienced over the three-year period. In some cases, these increases were offset by rates available to tonnage open for chartering and to some extent by charter escalation provisions.


Environmental Matters

See "Environmental Concerns" on page 15 hereof for a discussion regarding OPA 90 and certain regulations of the IMO.


Stock Price and Dividend Data
[from page 29 of the Annual Report]

1993
Quarter                            1st       2nd       3rd           4th
High                               19 3/4    19 7/8    20 1/2        24 1/4
Low                                15 3/4    18        17            19 1/8
Dividend                           15 cents  15 cents  15 cents(a)   15 cents(b)

1992
Quarter                            1st       2nd       3rd           4th
High                               21 1/4    18 1/8    16 7/8        17 3/8
Low                                16 7/8    15 1/8    13 3/8        13 1/2
Dividend                           15 cents  15 cents  15 cents(a)   15 cents(b)

(a) Declared in second quarter of the respective year.
(b) Declared in third quarter of the respective year.


CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Overseas Shipholding Group, Inc. and Subsidiaries


In thousands, except per share amounts,
 for the year ended December 31,              1993        1992        1991
                                              ----        ----        ----
Shipping Revenues:
Revenues from voyages - Note B            $376,885    $367,324     $409,977
Equity in results of Celebrity Cruise
 Lines Inc. -Note D                          6,841       (200)           --
Income attributable to bulk shipping
 joint ventures - Note E                     5,695       3,761        7,799
Income from net investment in direct
 financing leases                               --          --        1,329
                                          --------    ---------    --------
                                           389,421      370,885     419,105
                                          --------    ---------    --------
Shipping Expenses:
Vessel and voyage - Note H                 252,153     244,205      220,642
Depreciation of vessels and amortization
 of capital leases                          58,734      56,472       56,214
Agency fees - Note H                        30,225      33,310       30,744
General and administrative                   8,826       7,484        9,459
                                          --------    --------      -------
                                           349,938     341,471      317,059
                                          --------    --------      -------
Income from Vessel Operations               39,483      29,414      102,046
Other Income (Net) - Note K                 30,674      12,337       33,354
                                          --------    --------      -------
                                            70,157      41,751      135,400

Interest Expense                            43,311      44,580       55,574
                                          --------    --------      -------
Income /(Loss) before Federal Income
 Taxes and Cumulative Effect of
 Accounting Change                          26,846     (2,829)       79,826
Provision /(Credit) for Federal Income
 Taxes - Note J                              8,900     (2,900)       24,750


                                          --------    --------      -------
Income before Cumulative Effect of
 Accounting Change                          17,946          71       55,076

Cumulative Effect of Change in
 Accounting for Income Taxes - Note A6          --      16,000           --
                                          --------    --------      -------

Net Income                                  17,946      16,071       55,076

Retained Earnings at Beginning of Year     766,647     770,265      733,349
                                          --------    --------      -------
                                           784,593     786,336      788,425
Cash Dividends Declared and Paid            19,606      19,689       18,160
                                           -------    --------      --------
Retained Earnings at Beginning of Year    $764,987    $766,647     $770,265
                                           =======    ========      =======

Per Share Amounts - Note N:
Income before cumulative effect of
 accounting change                            $.55        $ --        $1.67

Cumulative effect of change in
 accounting for income taxes                    --        $.49           --
Net income                                    $.55        $.49        $1.67
Cash dividends declared and paid              $.60        $.60        $ .55

See notes to financial statements.



CONSOLIDATED BALANCE SHEETS
Overseas Shipholding Group, Inc. and Subsidiaries

Dollars in thousands at December 31,                 1993         1992
                                                     ----         ----
Assets

Current Assets:
Cash, including interest-bearing deposits of
 $101,790 and $70,850                            $110,167     $ 85,699
Receivables:
Voyages                                             8,523        8,570
Refundable Federal estimated taxes (received           --        6,221
 in 1993)
Other                                              18,659       30,063

Prepaid expenses                                   25,738       29,384
                                                 --------     --------
  Total Current Assets                            163,087      159,937

Investments in Marketable Securities - Note F      21,158       19,474

Capital Construction and Restricted Funds -
 Notes F, J and M1                                105,654       92,435

Vessels, at cost, less accumulated
 depreciation of $463,864 and $443,443            999,782      925,895
 - Notes G and L1

Vessels Under Capital Leases, less accumulated
 amortization of $129,135 and $118,250 - Note     130,342      141,227
 M1

Investment in Celebrity Cruise Lines Inc. -       229,780      219,886
 Note D

Investments in Bulk Shipping Joint Ventures -      78,484       66,225
 Note E
Other Assets                                       95,450       89,469
                                                 --------    ---------
                                               $1,823,737   $1,714,548
                                                =========    =========



Dollars in thousands at December 31,                  1993         1992
                                                      ----         ----
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable                                  $  3,811     $  4,664
Sundry liabilities and accrued expenses -
 Note  L2                                           25,848       25,696
Federal income taxes - Note J                       10,403        6,900
                                                 ---------     --------
                                                    40,062       37,260
Current installments of long-term debt - Note G     15,003       13,723
Current obligations under capital leases -
 Note M1                                             8,555        7,760
                                                  --------     --------
  Total Current Liabilities                         63,620       58,743
Advance Time Charter Revenues                        7,722        7,230
Long-term Debt - Note G                            705,558      605,122
Obligations Under Capital Leases - Note M1         170,716      179,330
Minority Interest                                    4,368        4,153
Deferred Federal Income Taxes ($100,161 and
 $94,247) and  Deferred Credits - Notes A6 and J   103,316       97,545

Shareholders' Equity - Notes F, G, J and N:
Common Stock, par value $1 per share:
  Authorized - 60,000,000 shares
  Issued - 36,140,759 shares                        36,141       36,141
Paid-in Additional Capital                          21,035       20,927
Retained Earnings                                  764,987      766,647
                                                 ---------    ---------
                                                   822,163      823,715

Less--cost of Treasury Stock - 3,436,765 and
 3,463,746 shares                                   50,136       50,439
                                                 ---------    ---------
                                                   772,027      773,276

Less--net unrealized loss on marketable              3,590       10,851
 securities
                                                 ---------    ---------
  Total Shareholders' Equity                       768,437      762,425

Commitments, Leases and Other Comments - Notes
 L and M

                                                 ---------    ---------
                                                $1,823,737   $1,714,548
                                                 =========   ==========

See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Overseas Shipholding Group, Inc. and Subsidiaries


In thousands for the year ended
 December 31,                             1993       1992           1991
                                          ----       ----           ----
Cash Flows from Operating
 Activities:
Net income                           $  17,946  $  16,071       $ 55,076
Items included in net income not
 affecting cash flows:
  Depreciation and amortization         58,734     56,472         56,214
  Cumulative effect of change in
   accounting for income taxes              --    (16,000)            --
  Provision/(credit) for deferred
   Federal income taxes                  5,315     (2,842)        12,914
  Equity in results of Celebrity
   Cruise Lines Inc.                    (6,841)       200             --
  Equity in net income of bulk
   shipping joint ventures              (5,796)    (2,704)        (6,290)
  Other - net                           (7,036)   (12,928)        (6,979)
Items included in net income
 related to investing activities:
  Provision for loss (noncash) on
   investment in GPA Group plc              --     20,000             --
  (Gain) on sale of securities - net    (9,128)   (14,112)        (5,453)
  (Gain) on disposal of vessels        (12,088)        --         (4,067)
Changes in operating assets and
 liabilities:
  Decrease/(increase) in receivables    12,420     (9,599)         7,280
  Net change in prepaid items,
   accounts payable and sundry
   liabilities and accrued expenses     15,078    (20,221)         2,114
  Increase/(decrease) in advance time
    charter revenues                       492     (4,374)        (1,201)
                                        ------     -------        -------
  Net cash provided by operating
   activities                           69,096      9,963        109,608
                                        ------     -------       -------
Cash Flows from Investing
 Activities:
Purchases of marketable securities     (42,529)   (54,881)       (48,566)
Proceeds from sales of marketable
 securities                             44,509    107,889         46,907
Additions to vessels                  (163,538)   (81,213)(a)    (59,405)(b)
Proceeds from disposal of vessels       48,994         --         26,839
Investment in Celebrity Cruise
 Lines Inc.                             (2,733)  (220,086)            --
Net change in investments in bulk
 shipping joint ventures                    --     (1,217)(a)     (2,064)
Other investments                      (16,996)    (2,937)       (13,301)
Proceeds from dispositions of other
 investments                            13,939     19,117          4,132
Other - net                             (1,001)     3,410         (1,428)
                                       --------    ------         -------
  Net cash (used in) investing
   activities                         (119,355)  (229,918)       (46,886)
                                      ---------  ---------       --------
Cash Flows from Financing
 Activities:
Purchases of treasury stock               (237)    (4,968)        (2,426)
Withdrawals from restricted funds           --     20,017             --
Issuance of long-term debt              309,439   292,000             --
Payments on long-term debt and
 obligations under capital leases      (215,542)  (95,835)       (25,596)
Cash dividends paid                     (19,606)  (19,689)       (18,160)
Other - net                                 673        81           (298)
                                       --------   --------      --------
  Net cash provided by/(used in)
   financing activities                  74,727   191,606        (46,480)
                                       --------   --------      --------
Net increase/(decrease) in cash          24,468   (28,349)        16,242
Cash, including interest-bearing
 deposits, at beginning of year          85,699   114,048         97,806
                                      ---------   --------      --------
Cash, including interest-bearing
 deposits, at end of year             $ 110,167  $ 85,699       $114,048
                                      =========  =========      ========

(a)Excludes the carrying amount ($19,350) of a vessel reclassified from investments in bulk shipping joint ventures, upon dissolution of partnership.
(b)Excludes the carrying amount ($9,500) of a vessel reclassified from net investment in direct financing leases, upon conclusion of charter.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Overseas Shipholding Group, Inc. and Subsidiaries


Note A - Summary of Significant Accounting Policies:

1. The consolidated financial statements include the accounts of the Company and its subsidiaries ("Company"). All subsidiaries are wholly owned, except four which are 80%-owned. Significant intercompany items and transactions have been eliminated in consolidation. Investments in Celebrity Cruise Lines Inc. and the bulk shipping joint ventures (which are 50%-owned except one small venture which is 49%-owned) are stated at the Company's cost thereof adjusted for its proportionate share of the undistributed operating results of such companies.

2. As required by Statement of Financial Accounting Standards No.
95, "Statement of Cash Flows," only interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash.

3. Depreciation of vessels is computed for financial reporting purposes based on cost, less estimated salvage value, by the straight-line method using a vessel life of 25 years.

4. Certain subsidiaries have bareboat charters-in on vessels that are accounted for as capital leases. Amortization of capital leases is computed by the straight-line method over 22 or 25 years, representing the terms of the leases (see Note M).

5. Time charters and a bareboat charter that are operating leases are reported on the accrual basis. Voyage charters are reported on the completed voyage basis.

6. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), starting in the first quarter of 1992. In accordance with FAS 109, the financial statements of years prior to 1992 have not been restated. The impact of applying FAS 109 was to reduce deferred tax liabilities by $16,000,000, with a corresponding increase in net income (cumulative effect of change in accounting) for 1992. The effect on income before cumulative effect of accounting change for 1992 was not material (see Note J).

7. Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. Interest capitalized aggregated $7,416,000 (1993), $6,158,000 (1992) and $399,000 (1991). Interest
paid amounted to $42,093,000 (1993), $42,865,000 (1992) and
$55,841,000 (1991), excluding capitalized interest.

8. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), as of December 31, 1993. Adoption of this standard had no significant effect on the Company's financial statements. Under FAS 115 the Company's investments in marketable securities are classified as available-for-sale and are carried at market value. Net unrealized gains or losses are reported as a separate component of shareholders' equity. For prior years, the Company's investments in marketable equity securities were carried at the lower of aggregate cost or market, and the amount of the allowance for net unrealized loss on the noncurrent marketable equity securities was shown as a reduction of shareholders' equity.

Note B - Business--Domestic and Foreign Operations:

The Company is principally engaged in the ocean transportation of liquid and dry bulk cargoes in both the worldwide markets and the self-contained U.S. markets through the ownership and operation of a diversified fleet of bulk cargo vessels (principally tankers and dry bulk carriers). It also owns an equity investment in Celebrity Cruise Lines Inc. (see Note D), an owner and operator of cruise ships. Information about the Company's operations for the three years ended December 31, 1993 follows:



                                                     Foreign
                                                        Flag
       In thousands    Consolidated   U.S. Flag  (principally
                                                   Liberian)

1993
Shipping Revenues        $  389,421   $154,652    $  234,769
Net Income/(loss         $   17,946   $(12,842)   $   30,788
Identifiable Assets
 at December 31, 1993    $1,823,737   $551,341    $1,272,396

1992
Shipping Revenues        $  370,885    $151,191   $  219,694
Net Income               $   16,071    $ 11,523*  $    4,548
Identifiable Assets
 at December 31, 1992    $1,714,548    $530,996   $1,183,552

1991
Shipping Revenues        $  419,105    $154,142   $  264,963
Net Income               $   55,076    $  5,477   $   49,599
Identifiable Assets
 at December 31, 1991    $1,545,675    $598,344   $  947,331


*Reflects $16,000,000 from change in accounting for income taxes
(see Note A6).


See Note J for information relating to taxation of income and undistributed earnings of foreign companies.

     The Company had one charterer (a U.S. oil company) during the above periods from which revenues exceeded 10% of revenues from voyages. Revenues from such charterer amounted to $73,656,000 in 1993, $84,349,000 in 1992 and $65,041,000 in 1991.

Note C - Assets and Liabilities of Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. dollars, follows:


In thousands at December 31,                      1993        1992
                                                  ----        ----

Current assets                              $   38,730  $   48,020
Vessels, net                                   765,850     677,977
Investment in Celebrity Cruise Lines Inc.      229,780     219,886
Other assets                                    95,628      88,294
                                            ----------  ----------
                                             1,129,988   1,034,177
                                            ----------  ----------
Current installments of long-term debt           9,728       8,816
Other current liabilities                        8,692       8,926
                                            ----------  ----------
Total current liabilities                       18,420      17,742
Long-term debt (including, in 1993,
 intercompany) and deferred credits, etc.      187,252     134,565
                                            ----------  ----------
                                               205,672     152,307
                                            ----------  ----------
Net assets                                  $  924,316  $  881,870
                                            ==========  ==========


Note D - Investment in Celebrity Cruise Lines Inc.:

In October 1992, the Company invested cash of approximately $220 million for 49% of the equity of Celebrity Cruise Lines Inc. ("CCLI"), a newly formed joint venture that owns and operates five cruise vessels contributed to it by the co-venturer. In May 1993, the Company invested additional cash of approximately $2.7 million upon the final determination by CCLI's shareholders of the value of certain of its assets. Pursuant to the related agreements, CCLI functions as an equal joint venture and the approval of both shareholders is required for all substantive policy matters.

     A condensed summary of the assets and liabilities of CCLI and the results of its operations follows:



In thousands at December 31,                1993              1992
                                            ----              ----
Current assets                         $ 147,344          $195,281
Vessels, net                             670,459           635,403
Other assets                              48,072            37,252
                                       ---------          --------
                                         865,875           867,936
                                       ---------          --------
Current installments of long-             42,593            43,316
 term debt
Other current liabilities                 70,612            65,271
                                       ---------         ---------
Total current liabilities                113,205           108,587
Long-term debt                           286,624           312,940
                                       ---------         ---------
                                         399,829           421,527
                                       ---------         ---------
Net assets (principally capital
 contributions)                        $ 466,046          $446,409
                                       =========         =========


                                      Year Ended      October 1 to
In thousands                        December 31,      December 31,
                                            1993              1992
                                  --------------  ----------------

Revenue                                $ 315,700          $ 68,046
Gain on sale of vessel                        --             2,190
Costs and expenses                      (301,642)          (70,667)
                                       ---------          ---------
Net income/(loss)                      $  14,058          $   (431)
                                       =========          =========


As of March 7, 1994, CCLI has commitments with an aggregate unpaid cost of $570,000,000 for the construction of two cruise ships, one scheduled for delivery in late 1995 and the other in late 1996. Unpaid costs are net of $64,300,000 of progress payments (of which $15,400,000 was paid subsequent to December 31, 1993). Long-term financing arrangements exist for substantially all of the unpaid cost of these ships.


Note E - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures (see Note A1). A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:


In thousands at December 31,               1993         1992
                                           ----         ----
Current assets (including $6,814 and
 $3,977 due from owners)               $ 75,236     $ 49,764
Vessels, net                             64,013       54,130
Other assets (including $33,172 and
 $37,830 due from owners)                34,880       39,930
                                        -------      -------
                                        174,129      143,824
Current liabilities                       6,792        3,575
                                        -------      -------
Net assets (principally
 undistributed net earnings)           $167,337     $140,249
                                       ========     ========



In thousands for the year ended
  December 31,                       1993         1992        1991
                                     ----         ----        ----
Revenue, primarily from
 voyages (including $36,008,
 $36,490 and $36,102 from vessels
 chartered to other owners)       $42,083      $ 48,461    $52,455
Costs and expenses                 30,495        43,053     39,875
                                  -------      --------    -------
Net income                        $11,588      $  5,408    $12,580
                                  =======      ========    =======


Income attributable to bulk shipping joint ventures for 1993 reflects the Company's loss ($815,000) from the sale of a 50%-owned vessel subsequent to year-end.

     In December 1992, a 50%-owned partnership that owned two 64,200 dwt bulk carriers built in 1983 sold one vessel. It distributed the remaining vessel to the Company and the proceeds of sale to the other partner (a subsidiary of a company whose chairman is a director and shareholder of the Company). The vessel distributed to the Company continues to operate in its international fleet.


Note F - Investments in Marketable Securities:

Certain information concerning the Company's marketable securities (including securities in Capital Construction and Restricted Funds), which consist of available-for-sale equity securities, follows:


In thousands at December 31,                             1993     1992
                                                         ----     ----
Cost                                                  $72,974  $78,336
Less: net unrealized loss on marketable securities      3,590   10,851
                                                      -------   ------
Approximate market and carrying amount                $69,384  $67,485
                                                      =======  =======

The decrease in the unrealized loss on marketable securities included as a separate component of shareholders' equity was $7,261,000 (1993), $10,775,000 (1992) and $17,156,000 (1991). At
December 31, 1993, there were gross unrealized gains of $972,000 and losses of $4,562,000. At December 31, 1992, there were gross unrealized gains of $599,000 and losses of $11,450,000.

     At March 7,1994, the approximate aggregate market quotation of the above marketable securities was $70,600,000 and the net unrealized loss was reduced to approximately $2,350,000.


Note G - Debt:
Long-term debt exclusive of current installments follows:


In thousands at December 31,                           1993      1992
                                                       ----      ----
Unsecured Senior Notes, due from 2000 through
 2013, interest from 7.77% to 9.57%                $310,000  $200,000
Unsecured Revolving Credit Agreement with banks      92,000   286,000
8-3/4% Debentures due 2013,
 net of unamortized discount of $321                 99,679        --
8% Notes due 2003,
 net of unamortized discount of $239                 99,761        --
8% to 10.58% unsecured Promissory Notes and
 Term Loans, due through 2001                        47,925    56,646
10.5% and 10.58% secured Promissory Notes and
 Term Loans, due through 2001                        44,373    49,626
8.45% United States Government Guaranteed
 Merchant Marine Bonds, due through 2006             11,820    12,850
                                                   --------   -------
                                                   $705,558  $605,122
                                                   ========  ========

The Revolving Credit Agreement provides for borrowings of up to $500,000,000 on a revolving credit basis through February 1996, which date may be extended a year at a time by mutual consent, after which the outstanding balance converts to a five-year term loan payable in ten equal semiannual installments. Interest during the revolving period is at the rate of 3/4% above the London Interbank Offered rate ("LIBOR") and during the term loan period is from 7/8% to 1% above LIBOR. The Company also has interest rate options related to either the certificate of deposit or prime rates.

     Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial covenants contained in certain of such agreements are not met. The most restrictive of these covenants require the Company to maintain positive consolidated working capital, consolidated net worth as of December 31, 1993 of approximately $575,000,000 (increasing quarterly by an amount related to net income), a ratio of total debt to net worth of not more than 1.75:1, and a liquid cash flow coverage ratio of at least 2.00:1. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of December 31, 1993, to $23,000,000.

     As of December 31, 1993, the Company is a party to fixed to floating interest rate swaps ranging between three and fifteen years with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements have various maturity dates from 1995 to 2008. The Company is also a party to a five-year interest rate swap with a notional amount of $24,000,000, expiring in 1996, pursuant to which it pays a fixed interest rate of 8.4% and receives LIBOR, calculated on the notional amount. Payments and receipts under the swaps are being reflected as adjustments of interest expense, since such swaps are all designated as hedges in connection with existing debt and capital lease obligations.

     Approximately 25% of the net book amount of the Company's vessels, representing approximately 11% of the number of foreign flag and 55% of the number of U.S. flag vessels, is pledged as collateral for certain long-term debt. In some instances, debt is collateralized by revenues from certain charters.

     The aggregate annual principal payments required to be made on long-term debt for the five years subsequent to December 31, 1993 are $15,003,000 (1994), $16,414,000 (1995), $30,537,000 (1996),
$37,736,000 (1997) and $32,174,000 (1998).

     The Company also has a $30,000,000 committed short-term line of credit facility with a bank, under which there were no outstanding borrowings as of December 31, 1993.


Note H - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and its subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and its subsidiaries receive specified compensation. Vessel and voyage expenses include $6,009,000 (1993), $5,743,000 (1992) and $6,299,000 (1991) of brokerage commissions to
Maritime. By agreement, Maritime's compensation for any year is limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $758,000 (1993), $689,000 (1992) and $627,000 (1991)). Maritime is
owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.


Note I - Disclosures About Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and interest-bearing deposits
The carrying amount reported in the balance sheet for interest-bearing deposits approximates its fair value.

Investment securities
The fair value for marketable securities is based on quoted market prices or dealer quotes.

Debt
The carrying amounts of the borrowings under the Revolving Credit Agreement approximate their fair value. The fair values of the Company's other debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.


Interest rate swaps
The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date. Any gain or loss resulting from the termination of an interest rate swap would be recognized as an adjustment of interest expense over the average remaining term of the hedged debt.

Foreign currency swaps
The fair value of foreign currency swaps (used for hedging purposes-
- -see Note M2) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date. Any gain or loss resulting from the termination of the foreign currency swaps would be recognized as an adjustment of voyage revenues over the remaining term of the related charter.

The estimated fair value of the Company's financial instruments follows:


                                Carrying      Fair   Carrying      Fair
                                  Amount     Value     Amount     Value
In thousands at December 31,        1993      1993       1992      1992
                                --------     -----   --------     -----
Cash and interest-
 bearing deposits               $110,167  $110,167   $ 85,699  $ 85,699
Interest-bearing deposits
 in restricted funds              57,428    57,428     44,424    44,424
Investments in
 marketable securities            69,384    69,384     67,485    67,485
Debt                             899,832   952,920    805,935   841,038
Interest rate swaps                   --    29,755         --    12,495
Foreign currency swaps                --    (2,666)        --        --

Note J - Taxes:
See Note A6.

Effective from January 1, 1987, earnings of the foreign shipping companies (exclusive of CCLI) are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. The foreign companies' shipping income earned from January 1, 1976 through December 31, 1986 ("Deferred Income") is excluded from U.S. income taxation to the extent that such income is reinvested in foreign shipping operations and the foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. parent. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared to the corresponding amount at December 31, 1986. If during any determination period there is a reduction of qualified investments in foreign shipping operations, Deferred Income, limited to the amount of such reduction, would become subject to tax. Treasury Department regulations regarding the foregoing have not been revised to reflect law changes effective for post-1986 years. The Company believes that it will be reinvesting sufficient amounts in foreign shipping operations so that any significant U.S. income taxes on the undistributed income of its foreign companies accumulated through December 31, 1986 will be postponed indefinitely. U.S. income taxes on the income of its foreign companies accumulated through December 31, 1986 will be provided at such time as it becomes probable that a liability for such taxes will be incurred and the amount thereof can reasonably be estimated. No provision for U. S. income taxes on the income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 1993 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations. As of December 31, 1993, such undistributed earnings aggregated approximately $475,000,000, including $114,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $165,000,000. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings ($6,700,000 at December 31, 1993) will be indefinitely reinvested; the unrecognized deferred U.S. income tax attributable thereto approximated $2,300,000.

     Pursuant to the Merchant Marine Act of 1936, as amended, the Company is a party to an agreement that permits annual deposits, related to taxable income of certain of its domestic subsidiaries, into a Capital Construction Fund. Payments of Federal income taxes on such deposits and earnings thereon are deferred until, and if, such funds are withdrawn for nonqualified purposes or termination of the agreement; however, if withdrawn for qualified purposes (acquisition of vessels or retirement of debt on vessels), such funds remain tax deferred and the Federal income tax basis of any such vessel is reduced by the amount of such withdrawals. Under the agreement, the general objective is (by use of assets accumulated in the fund) for two vessels to be constructed or acquired by the end of 1999. Monies can remain tax-deferred in the fund for a maximum of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company has historically provided deferred taxes on amounts in the fund.

     The significant components of the Company's deferred tax liabilities and assets follow:

 In thousands at December 31,                         1993       1992
                                                      ----       ----
Deferred tax liabilities:
Excess of tax over statement depreciation--net    $ 74,159   $ 68,053
Tax benefits of the Merchant Marine Act of
 1936, as amended, on amounts accumulated
 in the Capital Construction Fund                   28,739     26,266
Costs capitalized and amortized for statement,
 expensed for tax                                    9,656     12,446
Other--net                                          19,868     17,172
                                                   -------   --------
 Total deferred tax liabilities                    132,422    123,937
                                                   -------   --------
Deferred tax assets:
Capital leases                                      12,052     11,827
Excess of tax over statement basis of
 investment in securities                            7,070      6,800
Alternative minimum tax credit carryforwards,
 which can be carried forward indefinitely           6,839      4,163
                                                    ------     ------
 Total deferred tax assets                          25,961     22,790
                                                    ------     ------
 Net deferred tax liabilities                     $106,461   $101,147
                                                  ========   ========

A Federal income tax refund of $6,221,000 was received in 1993.
Federal income taxes paid amounted to $6,400,000 in 1992 and $11,000,000 in 1991.

     The components of income/(loss) before Federal income taxes and cumulative effect of accounting change follow:


In thousands for the year ended          1993           1992         1991
 December 31,                            ----           ----         ----
Domestic                             $(15,980)      $(11,584)     $10,827
Foreign                                42,826          8,755       68,999
                                      --------      ---------     -------
                                     $ 26,846       $ (2,829)     $79,826
                                      ========      =========     =======


Substantially all of the above foreign income was earned by companies that were not subject to income taxes in their countries of incorporation.
     The components of the provision/(credit) for Federal income taxes follow:


In thousands for the year ended December 31,  1993        1992      1991
                                              ----        ----      ----
Current                                    $ 3,585    $   (58)   $11,836
Deferred                                     2,415     (2,842)    12,914
Adjustment of net deferred tax
 liabilities to reflect increase in          2,900          --        --
 tax rates
                                           -------    --------   -------
                                           $ 8,900    $(2,900)   $24,750
                                           =======    ========   =======


The sources of differences resulting in deferred income taxes and their related tax effects follow:


In thousands for the year ended             1993       1992      1991
 December 31,                               ----       ----      ----
Excess of tax over statement
 depreciation--net                       $ 4,139     $2,191   $ 7,087
Current tax benefits of the Merchant
 Marine Act of 1936, as amended,
 on fund earnings                          3,382      2,785       949
Costs capitalized and amortized for
 statement, expensed for tax              (3,056)     2,285     1,042
Excess of tax over statement basis
 of investment in securities                  --     (6,800)       --
Alternative minimum tax credit carry-
 forwards                                 (2,676)    (4,163)       --
Other                                        626        860     3,836
                                         -------     -------  -------
                                         $ 2,415    $(2,842)  $12,914
                                         =======    =======   =======


Reconciliations of the actual Federal income tax rate and the U.S. statutory income tax rate follow:



For the year ended December 31,           1993     1992    1991
                                          ----     ----    ----
Actual Federal income tax
 provision/(credit) rate                 33.1%  (102.5%)  31.0%
Adjustment of net deferred tax
 liabilities to reflect increase        (10.8%)      --      --
 in tax rates
Adjustment due to:
 Dividends received deduction and         3.2%    54.0%    2.5%
  interest on tax-exempt deposits
 Other income not subject to U.S.
  income taxes                            9.7%    13.2%      --
 Other                                   ( .2%)    1.3%     .5%
                                         -----    -----   -----

U.S. statutory income tax
 provision/(credit) rate                 35.0%   (34.0%)  34.0%
                                         =====   ======   =====


Note K - Other Income (Net):

Other income (net) consists of:


In thousands for the year ended December 31,       1993       1992       1991
                                                   ----       ----       ----
Interest                                         $4,017     $5,293    $11,820

Dividends                                         3,473      6,502      8,322
Gain on sales of securities--net
 (based on first-in, first-out method)            9,128     14,112      5,453
Provision for loss on investment in
 GPA Group plc                                       --    (20,000)        --

Gain/(loss) on disposal of vessels               12,088     (1,259)(a)  4,067
Foreign currency exchange
 gains/(losses)                                  (1,647)     4,830     (1,223)
Minority interest                                  (116)       735         20
Miscellaneous--net                                3,731      2,124      4,895
                                                -------  ---------    -------

                                                $30,674    $12,337    $33,354
                                                =======   ========    =======

(a) Represents a provision for loss on a vessel sold subsequent to year-end.


Gross realized gains on sales of securities were $10,802,000 (1993), $15,728,000 (1992) and $6,931,000 (1991), and gross realized losses were
$1,674,000 (1993), $1,616,000 (1992) and $1,478,000 (1991).


Note L - Commitments and Other Comments:

1. As of March 7, 1994, commitments with an aggregate unpaid cost of approximately $86,100,000 exist for the construction of six foreign flag bulk vessels, scheduled for delivery in 1994 and 1995. Unpaid costs are net of $303,000,000 of progress payments and prepayments (of which $249,000,000 was paid prior to December 31, 1993) and of discounts resulting from such prepayments.

2. Sundry liabilities and accrued expenses consist of:


In thousands at December 31,       1993     1992
                                   ----     ----
Payroll and benefits            $ 3,384  $ 3,641
Interest                         11,902   10,094
Insurance                         4,350    5,205
Purchase of treasury stock           --      167
Other                             6,212    6,589
                                -------  -------
                                $25,848  $25,696
                                =======  =======

3. Certain subsidiaries make contributions to union-sponsored multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act requires employers who are contributors to domestic multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 1993.

     Certain other seagoing personnel of U.S. flag vessels are covered under a subsidiary's defined contribution plan, the cost of which is funded as accrued.


Note M - Leases:

1. Charters-in:
The approximate minimum commitments under capital leases for eight U.S. flag vessels were:


In thousands at December 31, 1993
1994                                           $ 25,053
1995                                             25,528
1996                                             25,528
1997                                             25,528
1998                                             25,528
Beyond 1998                                     191,713
                                               --------
Net minimum lease payments                      318,878
Less amount representing interest               139,607
                                               --------
Present value of net minimum lease payments    $179,271
                                               ========

Certain of the capital leases provide for deposits in restricted funds under certain circumstances. Such deposits aggregated approximately $4,950,000 at December 31, 1993 and are held as collateral for the related obligations.

     The Company has a time charter (which is an operating lease) for a 1992-built foreign flag tanker, which charter has a remaining term of approximately five years, at an annual time charter rental of approximately $8,800,000, assuming a full year's operations. Under the charter, the Company has renewal and purchase options. Time charter rental expense is not payable when the vessel is off-hire.

2. Charters-out:
The Company's subsidiaries, as the owners of a diversified fleet of bulk vessels, engage in chartering out the vessels primarily on time and voyage charters and occasionally on bareboat charters. Revenues from vessels on time charter are dependent upon the ability to deliver and operate vessels in accordance with charter terms. Revenues from a time charter are not received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. The minimum future revenues expected to be received subsequent to December 31, 1993 on noncancelable time charters and a bareboat charter are $86,678,000 (1994), $29,154,000 (1995),
$25,872,000 (1996), $23,032,000 (1997) and $19,535,000 (1998); the
aggregate for 1999 and later years is $118,011,000.

     The foregoing amounts do not include escalations and do not purport to be an estimate of aggregate voyage revenues for any of the years. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

     The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in a foreign currency by entering into currency swaps with a major financial institution to deliver such foreign currency at rates which will result in the Company receiving approximately $150,000,000 for such foreign currency through 2004. Changes in the value of the currency swaps are deferred and are offset against corresponding changes in the value of the charter hire, over the related charter periods.


Note N - Capital Stock and Per Share Amounts:

The Company's 1989 nonqualified stock option plan, as amended, covered 570,000 treasury shares. Options were granted to certain officers of the Company and a subsidiary for the purchase of all the shares covered by the amended plan, at $14.00 per share, which was in excess of the market price at the date of grant; 20% of the options vest and become exercisable on each October 9, from 1991 through 1995. These options remain exercisable until October 2000. During 1993, options for 10,000 shares were exercised. Options for 560,000 shares are outstanding and options for 332,000 shares are exercisable at December 31, 1993.

     At December 31, 1993, the Company has reserved 764,511 treasury shares for issuance pursuant to (i) its 1990 nonqualified stock option plan, which covered options for 5,520 shares granted by the Company to employees
(except senior officers), and (ii) an agreement, as amended, to make available for purchase by Maritime (see Note H) 758,991 shares (including an increase of 200,000 shares in 1993). Maritime can acquire the shares reserved for it only for the purpose of fulfilling its obligations under its 1990 nonqualified stock option plan, as amended. The exercise price of the options granted by the Company to its employees is $16.00 per share, and the prices for any shares Maritime purchases from the Company range from $16.00 to $19.63 per share (the market prices at dates of grant). The options granted have a term of approximately nine years and become exercisable in annual increments of 20% upon the option holder's completion of five years of service. Certain details of activity in the Company's 1990 plan and Maritime's plan are summarized as follows:

                                             Company's   Maritime's
                                            1990 Plan         Plan
                                            ---------    ----------
Options Outstanding at January 1, 1991         16,630      484,435
 Canceled                                        (270)     (19,917)
                                               ------      -------
Options Outstanding at December 31, 1991       16,360      464,518
 Granted                                           --       30,000
 Canceled                                      (9,968)     (31,262)
 Exercised ($16.00 per share)                      --       (5,035)
                                               -------     -------
Options Outstanding at December 31, 1992        6,392      458,221
 Granted                                           --      190,000
 Canceled                                          --      (23,899)
 Exercised ($16.00 per share)                    (872)     (20,409)
                                                -----      -------
Options Outstanding at December 31, 1993        5,520      603,913
                                                =====      =======
Options Exercisable at December 31, 1993        2,046      197,268
                                                =====      =======

Net income per share is based on the weighted average number of common shares outstanding during each year, 32,678,031 shares (1993), 32,805,549 shares (1992) and 33,012,233 shares (1991). The aforementioned stock options have not been included in the computation of net income per share since their effect thereon would not be material.

     In March 1994, the Company sold 3,450,000 shares of its common stock for net proceeds of approximately $76,000,000, of which $50,000,000 will be used to reduce amounts outstanding under the Revolving Credit Agreement. The remaining proceeds will be added to working capital. The effect on net income per share assuming this transaction had occurred at the beginning of 1993 was not material.


Note O - 1993 and 1992 Quarterly Results of Operations (Unaudited):



Results of Operations
 for Quarter Ended (in
 thousands, except per
 share amounts)          March 31,  June 30,   September 30,    December 31,

1993

Shipping revenues        $102,044   $94,710       $98,447        $94,220

Income from vessel          9,961     8,473        12,882          8,167(a)
 operations
Gain on disposal of         6,077     6,011            --              --
 vessels
Net income               $  4,876   $ 5,514       $ 4,519        $ 3,037
Net income per share     $    .15   $   .17       $   .14        $   .09

1992

Shipping revenues        $ 98,925   $89,620       $87,554        $94,786
Income from vessel         17,765     4,412         3,043          4,194
 operations
Loss on disposal of            --        --            --         (1,259)(b)
 vessel
Income/(loss) before
 cumulative effect of
 accounting change         10,363     1,491           233        (12,016)(c)
Cumulative effect of
 change in accounting
 for income taxes          16,000        --            --              --
Net income/(loss)        $ 26,363   $ 1,491       $   233       $(12,016)(c)
Income /(loss) before
 cumulative effect of
 accounting change per
 share                   $    .31   $   .05       $   .01       $   (.37)(c)
Cumulative effect of
 change in accounting for
 income taxes per share  $    .49        --            --              --
Net income per share     $    .80   $   .05       $   .01       $   (.37)(c)


(a) Reflects a provision of $815,000 for the Company's loss on the sale of a 50%-owned vessel subsequent to year-end.
(b) Represents a provision for loss on a vessel sold subsequent to year-end.
(c) Reflects a provision of $13,100,000, or $.40 per share (net of income tax), for loss on investment in GPA Group plc.


SELECTED FINANCIAL DATA
[from the Eleven-Year Statistical Review (unaudited) section
(pages 42 and 43) of the Annual Report]

In thousands, except per
 share amounts                   1993        1992         1991         1990         1989
                                 ----        ----         ----         ----         ----
Total revenues(a)          $  420,095     $383,222   $  452,459  $  429,040    $ 349,885
Income from vessel             39,483       29,414      102,046     112,894       76,172
 operations
Income/(loss) before
 Federal income taxes          26,846       (2,829)     (79,826)     80,757       74,177
Net income                     17,946       16,071(c)    55,076      55,857       51,976
Depreciation of vessels
 and amortization of           58,734       56,472       56,214      55,567       51,136
 capital leases
Vessels, capital leases
 and direct financing       1,130,124    1,067,122    1,026,817   1,046,103    1,093,109
 leases, at net book amount
Total assets                1,823,737    1,714,548    1,545,675   1,498,277    1,540,621

Long-term debt and lease
 obligations (exclusive of
 current portions)            876,274      784,452      576,321     612,819      673,143
Reserve for deferred Federal
 income taxes -- noncurrent   100,161       94,247      114,589     102,575        88,470
Shareholders' equity       $  768,437     $762,425    $ 760,322   $ 707,128   $   700,784

Per share amounts(b):
Net income                 $      .55     $    .49(c) $    1.67   $    1.63   $      1.46
Shareholders' equity       $    23.50     $  23.33    $   23.05   $   21.40   $     20.09
Cash dividends paid        $      .60     $    .60    $     .55   $     .50   $       .50

Average shares outstanding     32,678       32,806       33,012      34,317        35,698


(a) Represents shipping revenues and other income.
(b) Gives effect to a 7-for-5 stock split declared in February 1989.
(c) Includes $16,000,000 ($.49 per share) from the cumulative effect of the change in accounting for income taxes in accordance with FAS 109, and a provision of $13,100,000 ($.40 per share) for loss on investment in GPA Group plc.

SHAREHOLDER INFORMATION

The Company's stock is listed for trading on the New York Stock
Exchange and the Pacific Stock Exchange.

Stock Symbol: OSG

Shareholders of Record March 7, 1994: 1,205







                                                       Exhibit 21


                                                     as of 3/7/94


        SUBSIDIARIES OF OVERSEAS SHIPHOLDING GROUP, INC.


The following table lists all subsidiaries of the registrant and all companies in which the registrant directly or indirectly owns at least a 49% interest, except for certain companies which, if considered in the aggregate as a single entity, would not constitute a significant entity. All the entities named below are corporations, unless otherwise noted.

                                                       Where Incorporated
      Name                                               or  Organized

       Ajax Navigation Corporation .....................    Liberia
       Alice Tankships Corporation .....................    New York
       American Shipholding Group, Inc. ................    New York
       Amity Products Carriers, Inc. ...................    Delaware
       Ania Tanker Corporation .........................    Liberia
       Antilles Bulk Holdings N.V. .....................    Netherlands
                                                             Antilles
       Atlantia Tanker Corporation  ....................    Liberia
       Baywatch Marine Inc. ............................    Liberia
       Blue Sapphire Marine Inc. .......................    Liberia
       Cambridge Tankers, Inc. .........................    New York
       Canopus Tankers, Inc. ...........................    Liberia
       Caribbean Tanker Corporation ....................    Liberia
       Celebrity Cruises Inc. ..........................    Liberia
       Celebrity Cruise Lines Inc. .....................    Cayman Islands
       Celebrity Cruises (Management) Inc. .............    Liberia
       Chrismir Shipping Corporation ...................    Liberia
       Columbia Tanker Corporation .....................    Liberia
       Commonwealth Shipping Company Limited ...........    Bermuda
       Community Ocean Services, Inc. ..................    New York
       Concert Tanker Corporation ......................    Liberia
       Concord Tanker S.A. .............................    Panama
       Corolla Shipping S.A. ...........................    Panama
       Cruise Mar Investment Inc. ......................    Liberia
       Cruise Mar Shipping Holdings Ltd. ...............    Liberia

       Delphina Tanker Corporation .....................    Delaware
       Diane Tanker Corporation ........................    Liberia
       Edinburgh Bulk Carriers Limited .................    Bermuda
       Enterprise Shipping Company Limited .............    Bermuda
       ERN Holdings Inc. ...............................    Panama
       Esker Marine Shipping Inc. ......................    Liberia
       Excelsior Bulk Carriers Limited .................    Bermuda
       Exemplar Bulk Carriers Limited ..................    Bermuda
       Explorer Bulk Carriers, Inc. ....................    Liberia
       Fantasia Cruising Inc. ..........................    Liberia
       Fifth Transoceanic Shipping Company Limited .....    Liberia
       First Aframax Tanker Corporation ................    Liberia
       First Pacific Corporation .......................    Liberia
       First Products Tankers, Inc. ....................    Liberia
       First Shipco Inc. ...............................    Liberia
    *  First Shipmor Associates ........................    Delaware
       First United Shipping Corporation ...............    Liberia
       Fourth Aframax Tanker Corporation ...............    Liberia
       Fourth Products Tankers, Inc. ...................    Liberia
    *  Fourth Shipmor Associates .......................    Delaware
       Fourth Spirit Holding N.V. ......................    Netherlands
                                                            Antilles
       Fourth Transoceanic Shipping Company Limited ....    Liberia
       Friendship Marine Inc. ..........................    Liberia
       General Ship Services, Inc. .....................    Delaware
       Glasgow Bulk Carriers Limited ...................    Bermuda
       Global Bulk Carriers, Inc. ......................    Liberia
       Global Bulk Oil S.A. ............................    Panama
       Global Tankers S.A. .............................    Panama
       Hyperion Shipping Corporation ...................    Liberia
       Hyperion Transportation S.A. ....................    Panama
       Imperial Tankers Corporation ....................    Liberia
       Intercontinental Bulktank Corporation ...........    New York
       Intercontinental Coal Transport Inc. ............    Delaware
       Intercontinental Coal Transport Limited .........    Bermuda
       International Seaways, Inc. .....................    Delaware
       International Seaways, Inc. .....................    Liberia
       Interocean Tanker Corporation ...................    Liberia
       Island Tanker S.A. ..............................    Panama
       ITI Shipping S.A. ...............................    Panama
       Jostelle Shipping Company Limited ...............    Bermuda
       Juneau Tanker Corporation .......................    New York
       Kaigai Shipping Corporation .....................    Liberia
       Lake Michigan Bulk Carriers, Inc. ...............    New York
       Lake Ontario Bulk Carriers, Inc. ................    New York
       Lion Insurance Company Ltd. .....................    Bermuda
       Lion Shipping Ltd. ..............................    Liberia
       Mansfield Marine Corporation ....................    Liberia
       Marina Tanker Corporation .......................    Liberia
       Matilde Tanker Corporation ......................    Liberia
       Mediterranean Blue Sea Holdings Ltd. ............    Liberia
       Mercury Bulkcarriers S.A. .......................    Panama
       Mermi Shipping Holdings Ltd. ....................    Liberia
       Monarch Tanker S.A. .............................    Panama
    *  Moran Maritime Associates .......................    Delaware
       New Orleans Tanker Corporation ..................    Delaware
       North American Ship Agencies, Inc. ..............    New York
       Northanger Shipping Corporation .................    Liberia
       Ocean Bulk Ships, Inc. ..........................    Delaware
       Oleron Tanker S.A. ..............................    Panama
       Olympia Tanker Corporation ......................    Liberia
       Ore-Oil Carriers S.A. ...........................    Panama
       OSG Bulk Ships, Inc. ............................    New York
       OSG Car Carriers, Inc. ..........................    New York
       OSG Financial Corp. .............................    Delaware
       OSG Foundation ..................................    New York
       OSG International, Inc. .........................    Liberia
    *  OSG International Partners ......................    Liberia
       Overseas Airship Corporation ....................    Delaware
       Overseas Bulktank Corporation ...................    New York
       Overseas Coal Transport Inc. ....................    Delaware
       Overseas Coal Transport Limited .................    Bermuda
       Overseas Cruiseship Inc. ........................    Cayman Islands
       Overseas Petroleum Carriers, Inc. ...............    Delaware
       Phaidon Navegacion S.A. .........................    Panama
       Philadelphia Tanker Corporation .................    Delaware
       Pluto Tankers, Inc. .............................    Liberia
       Polycon Investment Inc. .........................    Liberia
       Reliance Shipping B.V. ..........................    Netherlands
       Reunion Tanker Corporation ......................    Liberia
       Rex Shipholdings Inc. ...........................    Liberia
       Royal Tankers Corporation .......................    Liberia
       San Diego Tankers, Inc. .........................    Delaware
       San Jose Tankers, Inc. ..........................    Delaware
       Santa Barbara Tankers, Inc. .....................    Delaware
       Santa Monica Tankers, Inc. ......................    Delaware
       Sargasso Tanker Corporation .....................    Liberia
       Saturn Bulk Carriers, Inc. ......................    Liberia

       Seabrook Maritime Inc. ..........................    Liberia
       Second Pacific Corporation ......................    Liberia
       Second Products Tankers, Inc. ...................    Liberia
    *  Second Shipmor Associates .......................    Delaware
       Second United Shipping Corporation ..............    Liberia
       Ship Paying Corporation No. 1 ...................    Delaware
       Ship Paying Corporation No. 2 ...................    Delaware
       Ship Paying Corporation No. 3 ...................    Liberia
       Spirit Shipping B.V. ............................    Netherlands
       Third Aframax Tanker Corporation ................    Liberia
       Third Products Tankers, Inc. ....................    Liberia
       Third Shipco Inc. ...............................    Delaware
    *  Third Shipmor Associates ........................    Delaware
       Third United Shipping Corporation ...............    Liberia
       Timor Navigation Ltd. ...........................    Liberia
       TRA Shipping S.A. ...............................    Panama
       Trader Shipping Corporation .....................    Liberia
       Transbulk Carriers, Inc. ........................    Delaware
       Tropical United Shipping Corporation ............    Liberia
       TSC Shipping S.A. ...............................    Panama
       U.S. Shipholding Group, Inc. ....................    New York
    *  United Partners .................................    Liberia
       United Steamship Corporation ....................    Panama
       Universal Cruise Holdings Limited ...............    British
                                                             Virgin Islands
       Upperway Investments Ltd. .......................    Liberia
       Valdez Tankships Corporation ....................    New York
       Vega Tanker Corporation .........................    Delaware
       Venus Tanker Corporation ........................    Liberia
       Vivian Tankships Corporation ....................    New York
       Western Ship Agencies Limited ...................    England
       Wolcon Corp. ....................................    Delaware
       Zenith Shipping Corporation .....................    Liberia


- -------------------------
     *  Partnership




                                               EXHIBIT 23(a)











               Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statements, Form S-8 (No. 33-44013) pertaining to the Overseas Shipholding Group, Inc. 1989 Stock Option Plan, the Overseas Shipholding Group, Inc. 1990 Stock Option Plan, and the Maritime Overseas Corporation 1990 Stock Option Plan, and Form S-3 (No. 33-50441) pertaining to the registration of $500,000,000 of Overseas Shipholding Group, Inc. debt securities, of our report dated March 7, 1994, with respect to the consolidated financial statements of Overseas Shipholding Group, Inc., incorporated herein by reference and the financial statement schedules included in this Annual Report (Form 10-K) for the year ended December 31, 1993.




                                        ERNST & YOUNG




New York, New York
March 25, 1994



                                               EXHIBIT 23(b)








               Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statements, Form S-8 (No. 33-44013) pertaining to the Overseas Shipholding Group, Inc. 1989 Stock Option Plan, the Overseas Shipholding Group, Inc. 1990 Stock Option Plan, and the Maritime Overseas Corporation 1990 Stock Option Plan, and Form S-3 (No. 33-50441) pertaining to the registration of $500,000,000 of Overseas Shipholding Group, Inc. debt securities, of our report dated March 7, 1994, with respect to the consolidated financial statements and schedules of Celebrity Cruise Lines Inc. included in the Overseas Shipholding Group, Inc. Annual Report (Form 10-K) for the year ended December 31, 1993.




          MOORE STEPHENS           ERNST & YOUNG





Athens, Greece
March 25, 1994