Form 10-Q
period 1994-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1994-05-16
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                              FORM 10-Q

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               MARCH 31, 1994

               OR

               ( ) TRANSITION REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from
               to

                                             COMMISSION FILE NO.
                                                   1-6479-1

                  OVERSEAS SHIPHOLDING GROUP, INC.
          (Exact name of registrant as specified in its charter)


           DELAWARE                              13-2637623
(State or other jurisdiction of              (IRS Employer Identi-
incorporation or organization)                    fication No.)

1114 Avenue of the Americas, New York, New York        10036
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
  area code                                     (212) 869-1222

                              No Change
Former name, former address and former fiscal year, if
               changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES  X   NO

Common Shares outstanding as of May 11, 1994 - 36,203,902

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1994 AND DECEMBER 31, 1993

                                                    MARCH             DECEMBER
                                                    31, 1994       31, 1993 (A)
                                                  (UNAUDITED)

                               ASSETS

Current Assets:
 Cash, including interest-bearing deposits
   of $76,796,000 and $101,790,000                   $   86,017,000   $  110,167,000
 Receivables                                             30,835,000       27,182,000
 Prepaid expenses                                        29,459,000       25,738,000
                                                     --------------   --------------
   Total Current Assets                                 146,311,000      163,087,000

Investments in Marketable Securities                     17,929,000       21,158,000
Capital Construction and Restricted Funds               105,698,000      105,654,000
Vessels, at cost, less accumulated depreciation of
   $471,414,000 and $463,864,000 - Note F             1,052,049,000      999,782,000
Vessels Under Capital Leases, less accumulated
   amortization of $131,857,000 and $129,135,000        127,621,000      130,342,000
Investment in Celebrity Cruise Lines Inc. - Note B      231,463,000      229,780,000
Investments in Bulk Shipping Joint Ventures - Note C     80,262,000       78,484,000
Other Assets                                             96,621,000       95,450,000
                                                     --------------   --------------
                                                     $1,857,954,000   $1,823,737,000
                                                     ==============   ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                    $    5,554,000   $    3,811,000
 Sundry liabilities and accrued expenses                 43,616,000       36,251,000
                                                     --------------   --------------
                                                         49,170,000       40,062,000
 Current installments of long-term debt - Note F         15,364,000       15,003,000
 Current obligations under capital leases                 8,775,000        8,555,000
                                                     --------------   --------------
   Total Current Liabilities                             73,309,000       63,620,000

Advance Charter Revenues                                  4,208,000        7,722,000
Long-term Debt - Note F                                 658,154,000      705,558,000
Obligations Under Capital Leases                        169,473,000      170,716,000
Minority Interest                                         4,077,000        4,368,000

Deferred Federal Income Taxes ($102,176,000 and
   $100,161,000) and Deferred Credits - Note E          105,484,000      103,316,000

Shareholders' Equity - Notes E and H:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 and 36,140,759 shares             39,591,000       36,141,000
Paid-in Additional Capital                               93,591,000       21,035,000
Retained Earnings                                       765,091,000      764,987,000
                                                     --------------   --------------
                                                        898,273,000      822,163,000
Less - cost of Treasury Stock - 3,386,857 and
  3,436,765 shares                                       49,560,000       50,136,000
                                                     --------------   --------------
                                                        848,713,000      772,027,000
Less - net unrealized loss on
  marketable securities                                   5,464,000        3,590,000
                                                     --------------   --------------
    Total Shareholders' Equity                          843,249,000      768,437,000
Commitments and Other Comments - Note H
                                                     --------------   --------------
                                                     $1,857,954,000   $1,823,737,000

                                                     ==============   ==============

(A) The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
    FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND MARCH 31, 1993

                             (UNAUDITED)


                                                       ---------------------------
                                                        MARCH          MARCH
                                                         31, 1994      31, 1993
                                                      ------------- ------------   -
Shipping Revenues:
  Revenue from voyages                               $ 98,805,000  $ 99,682,000
  Income from Celebrity Cruise Lines Inc. - Note B      1,683,000       794,000
  Income attributable to bulk shipping joint
    ventures - Note C                                ------------  ------------
                                                        1,693,000     1,568,000

                                                      102,181,000   102,044,000
                                                     ------------  ------------
Shipping Expenses:
  Vessel and voyage - Note D                           64,047,000    66,620,000
  Depreciation of vessels and amortization
    of capital leases                                  14,848,000    14,986,000
  Agency fees - Note D                                  7,548,000     7,918,000
  General and administrative                            3,296,000     2,559,000

                                                     ------------  ------------
                                                       89,739,000    92,083,000
                                                     ------------  ------------
Income from Vessel Operations                          12,442,000     9,961,000
Other Income (net) - Note G                             6,110,000     7,401,000
                                                     ------------  ------------
                                                       18,552,000    17,362,000
Interest Expense                                       11,821,000    11,086,000
                                                     ------------  ------------

Income before Federal Income taxes                      6,731,000     6,276,000

Provision for Federal income taxes, reflecting deferred
  provision of $1,715,000 and $1,400,000 - Note E       1,715,000     1,400,000
                                                     ------------  ------------

                                                     ------------  ------------
Net Income                                              5,016,000     4,876,000
Retained Earnings at beginning of period              764,987,000   766,647,000
                                                     ------------  ------------
                                                      770,003,000   771,523,000
Cash Dividends Declared                                 4,912,000     4,901,000
                                                     ------------  ------------
Retained Earnings at end of period                   $765,091,000  $766,622,000
                                                     ============  ============

Per Share Amounts - Note H:

Net income                                                $.15          $.15
                                                          ====          ====

Cash dividends declared                                   $.15          $.15
                                                          ====          ====













                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND MARCH 31, 1993
                          (UNAUDITED)

                                                MARCH            MARCH
                                               31, 1994         31, 1993

Net cash provided by Operating Activities    $  9,407,000    $ 20,462,000
                                             -------------   ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities           (6,192,000)    (19,009,000)
  Proceeds from sales of marketable
    securities                                  9,234,000       4,866,000
  Additions to vessels                        (72,702,000)     (2,014,000)
  Proceeds from disposal of vessels            11,608,000      21,193,000
  Other - net                                   1,171,000      (5,176,000)
                                             --------------  ------------
    Net cash used in investing activities     (56,881,000)       (140,000)
                                             --------------  ------------

Cash Flows from Financing Activities:
  Issuance of Common Stock                     76,004,000
  Payments on long-term debt and
    obligations under capital leases          (48,066,000)    (15,666,000)
  Purchases of treasury stock                                    (237,000)
  Cash dividends paid                          (4,912,000)     (4,901,000)
  Other - net                                     298,000          49,000
                                             -------------   ------------
    Net cash provided by/(used in)
      financing activities                     23,324,000     (20,755,000)
                                             -------------   ------------
Net Decrease in Cash                          (24,150,000)       (433,000)
Cash, including interest-bearing
  deposits, at beginning of period            110,167,000      85,699,000
                                             -------------   ------------
Cash, including interest-bearing
  deposits, at end of period                 $ 86,017,000    $ 85,266,000
                                             =============   ============









                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

General - As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes, which have been rounded to the nearest thousand dollars, have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended December
31, 1993.

The statements as of and for the three month period ended March 31, 1994 and for the three month period ended March 31, 1993 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:
A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          --------------------------------
                                              MARCH          DECEMBER
                                             31, 1994        31, 1993
                                          --------------  ---------------
Current Assets                            $   39,664,000  $   38,730,000
Vessels, net                                 829,974,000     765,850,000
Investment in Celebrity Cruise Lines Inc.    231,463,000     229,780,000
Other Assets                                  98,978,000      95,628,000
                                          --------------  --------------
                                           1,200,079,000   1,129,988,000

                                          --------------  --------------
Current Installments of Long-term Debt        10,039,000       9,728,000
Other Current Liabilities                     11,413,000       8,692,000

                                          --------------  --------------
Total Current Liabilities                     21,452,000      18,420,000
Long-term Debt, including intercompany,
 and Deferred Credits, etc.                  246,683,000     187,252,000

                                          --------------  --------------
                                             268,135,000     205,672,000

                                          --------------  --------------
Net Assets                                $  931,944,000  $  924,316,000
                                          ==============  ==============




                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Celebrity Cruise Lines Inc.:

A condensed summary of the assets and liabilities of Celebrity Cruise Lines Inc. ("CCLI"), the Company's cruise industry joint venture, and the results of its operations follows:

                                                       AS OF
                                             ----------------------------
                                               MARCH          DECEMBER
                                               31, 1994       31, 1993
                                             ------------   ------------
Current assets                               $123,745,000   $147,344,000
Vessels, net                                  681,546,000    670,459,000
Other assets                                   50,339,000     48,072,000
                                             ------------   ------------
                                              855,630,000    865,875,000
                                             ------------   ------------
Current installments of long-term debt         41,508,000     42,593,000
Other current liabilities                      71,365,000     70,612,000
                                             ------------   ------------
Total current liabilities                     112,873,000    113,205,000
Long-term debt                                273,258,000    286,624,000
                                             ------------   ------------
                                              386,131,000    399,829,000
                                             ------------   ------------
Net assets (principally capital
  contributions)                             $469,499,000   $466,046,000
                                             ============   ============

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                 1994            1993
                                             ------------   ------------
Revenue                                      $82,684,000    $ 77,928,000
Costs and expenses                            79,231,000      76,267,000
                                             ------------   ------------
Net income                                   $ 3,453,000    $  1,661,000

As of May 11, 1994, CCLI has commitments with an aggregate unpaid cost of $872,000,000 for the construction of three cruise ships, one scheduled for delivery in late 1995, one in 1996 and the third in late 1997.
Unpaid costs are net of $80,200,000 of progress payments (of which $15,900,000 was paid subsequent to March 31, 1994). Long-term financing arrangements exist for substantially all of the unpaid cost of these ships.

Note C - Bulk Shipping Joint Ventures:
Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:

                                                         AS OF
                                             -----------------------------
                                                MARCH         DECEMBER
                                                31, 1994      31, 1993
                                             -------------  ------------
Current assets (including $6,827,000
   and $6,814,000 due from owners)           $ 86,174,000   $ 75,236,000
Vessels, net                                   56,979,000     64,013,000
Other assets (including $31,587,000
   and $33,172,000 due from owners)            32,977,000     34,880,000
                                             ------------   ------------
                                              176,130,000    174,129,000
Current liabilities                             5,052,000      6,792,000
                                             ------------   ------------
Net assets (principally undistributed
 net earnings)                               $171,078,000   $167,337,000
                                             ============   ============

                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES



Notes to Unaudited Condensed Financial Statements

Note C - Bulk Shipping Joint Ventures (continued):

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                ------------------------
                                                    1994        1993
                                                    ----        ----
Revenue, primarily from voyages (including
  $7,625,000 and $8,710,000 from vessels
  chartered to other owners)                    $11,411,000  $10,545,000
Costs and expenses                                7,670,000    7,242,000
                                                -----------  -----------
Net income                                      $ 3,741,000  $ 3,303,000

                                                ===========  ===========

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,491,000 (three months ended March 31, 1994) and $1,580,000 (three months ended March 31, 1993) of brokerage commissions to Maritime. Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-
1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.
Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $7,340,000 (three months ended March 31, 1994) and $10,634,000 (three months ended March 31, 1993) before any U.S. income tax effect.
No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings will be indefinitely reinvested.

Federal income taxes paid (all of which related to 1993) amounted to $4,200,000 in the three months ended March 31, 1994. No payments of Federal income taxes were required or made during the three month period ended March 31, 1993. The Company received a Federal income tax refund of $6,800,000 in the first quarter of 1993.


                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of March 31, 1994 to $97,000,000.

In March 1994, the Company terminated a floating to fixed interest rate swap (which was designated as a hedge against certain debt) with a bank covering a notional amount of $24,000,000. The cost of terminating the swap is being amortized over the remaining term of the hedged debt.

As of March 31, 1994, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) ranging between three and fifteen years with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements have various maturity dates from 1995 to 2008.

Approximately 25% of the net book amount of the Company's vessels, representing approximately 11% of the number of foreign flag and 55% of the number of U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $7,510,000 (three months ended March 31, 1994) and $13,299,000 (three months ended March 31, 1993), excluding capitalized interest.

Note G - Other Income - net:

  Other income - net consists of the following:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  -----------------------
                                                      1994          1993
                                                      ----          ----
Investment income:
  Interest and dividends                          $1,759,000    $2,071,000
  Gain on sale of securities                       2,416,000        62,000
                                                  ----------    ----------
                                                   4,175,000     2,133,000
Gain on disposal of vessels                        2,512,000     6,077,000
Foreign currency exchange (loss)                    (564,000)     (902,000)
Minority interest                                     11,000      (143,000)
Miscellaneous - net                                  (24,000)      236,000
                                                  ----------    ----------
                                                  $6,110,000    $7,401,000
                                                  ==========    ==========



                         (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Commitments and Other Comments:

1. As of May 11, 1994, commitments with an aggregate unpaid cost of approximately $75,200,000 exist for the construction of five foreign flag bulk vessels, scheduled to be delivered in 1994 and 1995. Unpaid costs are net of $262,000,000 of progress payments and prepayments (all paid prior to March 31, 1994) and of discounts resulting from such prepayments.

2. In March 1994, the Company sold 3,450,000 shares of its common stock in a public offering. Net proceeds were $76,004,000, which were credited to common stock ($3,450,000) and paid-in additional capital ($72,554,000).

Net income per share is based on the weighted average number of common shares outstanding during each period, 33,702,000 shares (three months ended March 31, 1994) and 32,674,000 shares (three months ended March 31, 1993).

Stock options have not been included in the computation of net income per share since their effect would not be material. The effect on net income per share assuming that the aforementioned sale of shares and the use of a portion of the proceeds to reduce amounts outstanding under the Revolving Credit Agreement had occurred at the beginning of 1994 was not material.

3. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in a foreign currency by entering into currency swaps with a major financial institution to deliver such foreign currency at rates which will result in the Company receiving approximately $150,000,000 for such foreign currency through 2004.
Changes in the value of the currency swaps are deferred and are offset against corresponding changes in the value of the charter hire, over the related charter periods.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 OPERATIONS AND FINANCIAL CONDITION

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

Historically, the diversity of the Company's fleet has tended to cushion the effects of weakness in particular markets. However, since early 1992 there has been weakness in all of the Company's major markets, although at various times during 1993 and 1994 market rates in certain trades were somewhat improved. Beginning in the fourth quarter of 1993, spot market freight rates for foreign flag VLCCs (over 200,000 dwt) and dry bulk carriers weakened, while rates for foreign and U.S. flag products carriers experienced seasonal increases which continued in the first quarter of 1994.

Overall, rates in the first quarter of 1994 were disappointing for crude carriers, particularly for VLCCs and, on average, were below those in the first quarter of 1993. Dry bulk rates generally stabilized during the first quarter of 1994, but remained near the lowest levels seen in the past several years, except for Capesize vessels (100,000 dwt or more). Rates for the Capesize ships were at about the same levels as in the first quarter of 1993. The international tanker and dry bulk cargo markets did not significantly improve in the early part of the second quarter of 1994. Near the end of the first quarter of 1994 rates for U.S. flag product tankers fell sharply as seasonal requirements eased and tankers that had operated in the crude market for a time returned to the products trades. Tonnage demand for U.S. flag crude carriers has also weakened; four of the Company's U.S. flag tankers were redelivered from charters and, as of May 11, 1994, remained unemployed, as does a U.S. flag dry bulk carrier.

Income from vessel operations for the quarter ended March 31, 1994 increased by approximately $2,500,000 from the results for the first quarter of 1993. This increase was attributable to improved income from foreign flag vessel operations, reflecting increased charter rates obtained in the 1994 first quarter for petroleum products carriers compared to the rates obtained

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES during the 1993 period for those vessels. Rates obtained for certain crude carrier tonnage were lower in the 1994 quarter than in 1993. The effect of vessels sold in 1994 and 1993 is also reflected. Income from operations of the U.S. flag fleet declined somewhat in the 1994 first quarter from the
1993 period, resulting primarily from a dry bulk carrier and certain crude carrier tonnage being idle due to lack of employment during the latter part of the quarter. This was substantially offset by improved earnings of another U.S. flag dry bulk carrier and increased rates for certain U.S. flag petroleum products carrier tonnage in the 1994 first quarter as compared to 1993.

Other Income-Net

The details of other income are shown in Note G. Interest and dividends decreased in the 1994 quarter as compared to 1993, reflecting a change in the mix of the Company's investment portfolio. During the 1994 period, the Company's investments in common stocks and interest-bearing deposits increased compared to the 1993 quarter, at which time the Company had investments in certain preferred stocks which were redeemed or sold subsequent to the first quarter of 1993; these 1994 investments had lower yields than the ones held in 1993. The total amounts utilized for interest-bearing deposits and investments in the 1994 quarter compared to the corresponding 1993 period increased. Disposal of vessels resulted in gains of approximately $2,500,000 in the first quarter of 1994 and approximately $6,100,000 in the 1993 first quarter. Gain on sale of securities approximated $2,400,000 in the first quarter of 1994 compared to $62,000 in the corresponding 1993 period. Other income also reflects the results of foreign currency transactions in both periods.

Interest Expense

Interest expense increased slightly in the first quarter of 1994 from the comparable period of 1993 primarily as a result of an increase in the average amount of debt outstanding in the 1994 quarter and slightly increased rates on floating rate debt, net of increased interest costs capitalized in connection with vessel construction. Interest expense in both periods also reflects $3,800,000 and $3,000,000, respectively, of net benefits from interest rate swaps.

Provision for Federal Income Taxes

The provision for Federal income taxes in the first quarter of 1994 increased from the comparable period of 1993 because of the increase in the Federal statutory rate from 34% to 35% enacted in August 1993 and a decrease in 1994 in the amount of the Company's dividends received deduction. The effect of other nontaxable items is also reflected.

Liquidity and Sources of Capital

As reflected in the accompanying condensed financial statements working capital at March 31, 1994 was approximately $73,000,000. Current assets are

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $18,000,000.

Net cash provided by operating activities in the first quarter of 1994 approximated $9,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. As of March 31, 1994, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) ranging between three and fifteen years with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements have various maturity dates from 1995 to 2008.

The Company has an unsecured long-term credit facility of $500,000,000, of which $49,000,000 was used at March 31, 1994, and an unsecured short-term credit facility of $30,000,000, which was unused at that date. In March 1994, the Company sold 3,450,000 shares of its common stock for net proceeds of approximately $76,000,000, of which $50,000,000 was used to reduce amounts outstanding under the Revolving Credit
Agreement. The remaining proceeds were added to working capital. At May 11, 1994, commitments with an aggregate unpaid cost of approximately $75,200,000 exist for the construction of five foreign flag bulk vessels scheduled for delivery in 1994 and 1995.


Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the three months ended March 31, 1994 was 1.14 and has been computed by dividing the sum of income before Federal income taxes and fixed charges by fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.


Independent Accountant's Report on Review of Interim Financial Information

The accompanying financial statements as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES




                               PART II


Item 6(a).      Exhibits

See Exhibit Index on page 17.

Item 6(b).      Reports on Form 8-K

The registrant was not required to file any report on Form 8-K during the quarter ended March 31, 1994.

Ernst & Young             787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 1994 and the related condensed consolidated statements of income and retained earnings and cash flows for the three month periods ended
March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Overseas Shipholding
Group, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of income and retained earnings and cash flows for the year then ended, not presented herein, and in our report dated March 7, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ERNST & YOUNG



May 11, 1994

                  OVERSEAS SHIPHOLDING GROUP, INC.
                               AND SUBSIDIARIES



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  May 12, 1994              Morton P. Hyman
       -----------------         ---------------------------------
                                 Morton P. Hyman
                                 President



Date:  May 12, 1994              Alan Carus
       -----------------         ----------------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                            EXHIBIT INDEX









12.       Computation of Ratio of Earnings to Fixed Charges.

23.       Letter from Ernst & Young.

          NOTE:     Instruments authorizing long-term debt of the
          registrant and subsidiaries, which do not exceed
          10% of their total assets on a consolidated basis, are not being filed herewith. The registrant agrees to furnish a copy of each such instrument to the Commission upon request.



                  OVERSEAS SHIPHOLDING GROUP, INC.
                 RATIO OF EARNINGS TO FIXED CHARGES
              For the three months ended March 31, 1994
                    (In thousands, except ratios)
            Presented in connection with Amendment No. 1
  filed on November 9, 1993 to Registration Statement No. 33-50441




Income before Federal income taxes                 $ 6,731

Adjustments of income related to
  companies owned less than 100%                      (  2)

Interest expense                                    11,821

Proportionate share of interest of
  50% - owned companies                              2,496

Interest component of an operating
  lease                                                751

Amortization of capitalized interest                   588
                                                   -------

  Earnings                                         $22,385
                                                   =======


Interest expense                                   $11,821

Proportionate share of fixed charges
  of 50% - owned companies                           3,077

Capitalized interest                                 4,047

Interest component of an operating
  lease                                                751
                                                   -------

  Fixed charges                                    $19,696
                                                   =======

Ratio of earnings to fixed charges                   1.14x
                                                    ==========


May 13, 1994






Securities and Exchange Commission
Washington, D. C. 20549

We are aware of the incorporation by reference in the Registration Statements (Form S-8 No. 33-44013 and Form S-3 No. 33-50441) of Overseas Shipholding Group, Inc. of our report dated May 12, 1994 relating to the unaudited condensed consolidated interim financial statements of Overseas Shipholding Group, Inc. which are included in its Form 10-Q for the quarter ended March 31, 1994.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                                        ERNST & YOUNG









New York, New York