Form 10-Q
period 1994-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1994-08-15
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                              FORM 10-Q

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               June 30, 1994

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

                                             YES  X   NO

Common Shares outstanding as of August 10, 1994 - 36,203,902

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 1994 AND DECEMBER 31, 1993

                                                     JUNE            DECEMBER
                                                   30, 1994          31, 1993(A)
                                                  (UNAUDITED)

                               ASSETS

Current Assets:
 Cash, including interest-bearing deposits
   of $82,000,000 and $101,790,000                $    90,508,000   $110,167,000
 Receivables                                           33,596,000     27,182,000
 Prepaid expenses                                      27,753,000     25,738,000
                                                   --------------   ------------
   Total Current Assets                               151,857,000    163,087,000

Investments in Marketable Securities                   30,120,000     21,158,000
Capital Construction and Restricted Funds             106,191,000    105,654,000
Vessels, at cost, less accumulated depreciation of
   $483,565,000 and $463,864,000 - Note F           1,058,491,000    999,782,000
Vessels Under Capital Leases, less accumulated
   amortization of $134,578,000 and $129,135,000      124,900,000    130,342,000
Investment in Celebrity Cruise Lines Inc. - Note B    233,294,000    229,780,000
Investments in Bulk Shipping Joint Ventures - Note C   79,393,000     78,484,000
Other Assets                                          101,989,000     95,450,000
                                                   --------------  ------------
                                                   $1,886,235,000 $1,823,737,000
                                                   ============== ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                               $    8,406,000     $    3,811,000
 Sundry liabilities and accrued expenses            46,006,000         36,251,000
                                                --------------     --------------
                                                    54,412,000         40,062,000
 Current installments of long-term debt - Note F    15,691,000         15,003,000
 Current obligations under capital leases            9,197,000          8,555,000
                                                --------------     --------------
   Total Current Liabilities                        79,300,000         63,620,000

Advance Charter Revenues                             7,066,000          7,722,000
Long-term Debt - Note F                            698,557,000        705,558,000
Obligations Under Capital Leases                   165,902,000        170,716,000
Minority Interest                                    3,932,000          4,368,000

Deferred Federal Income Taxes ($102,186,000 and
   $100,161,000) and Deferred Credits - Note E     105,776,000        103,316,000

Shareholders' Equity - Notes E and H:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 and 36,140,759 shares        39,591,000         36,141,000
Paid-in Additional Capital                          93,585,000         21,035,000
Retained Earnings                                  749,631,000        764,987,000
                                                --------------     --------------
                                                   882,807,000        822,163,000
Less - cost of Treasury Stock - 3,386,857 and
  3,436,765 shares                                  49,560,000         50,136,000
                                                --------------     --------------
                                                   833,247,000        772,027,000
Less - net unrealized loss on
  marketable securities                              7,545,000          3,590,000
                                                --------------     --------------
    Total Shareholders' Equity                     825,702,000        768,437,000
Commitments and Other Comments - Note H
                                                --------------     --------------
                                                $1,886,235,000     $1,823,737,000
                                                ==============     ==============

(A) The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND JUNE 30,
                                1993

                             (UNAUDITED)

                            THREE MONTHS ENDED            SIX MONTHS ENDED
                         --------------------------- ----------------------------
                              JUNE         JUNE         JUNE          JUNE
                            30, 1994     30, 1993     30, 1994      30, 1993
                         -------------  ------------  ------------  -----------
Shipping Revenues:
  Revenue from voyages     $ 77,774,000  $ 91,415,000   $176,579,000  $191,097,000
  Income from Celebrity
    Cruise Lines Inc. -
    Note B                    1,831,000     1,559,000      3,514,000     2,353,000
  Income attributable to
    bulk shipping joint
    ventures - Note C           542,000     1,736,000      2,235,000     3,304,000
                           ------------   -----------   ------------  ------------
                             80,147,000    94,710,000    182,328,000   196,754,000
                           ------------   -----------   ------------  ------------
Shipping Expenses:
  Vessel and voyage -
    Note D                   56,895,000    60,814,000    120,942,000   127,434,000
  Depreciation of vessels
    and amortization
    of capital leases        14,187,000    14,611,000     29,035,000    29,597,000
  Agency fees - Note D        7,569,000     8,841,000     15,117,000    16,759,000
  General and administrative  2,492,000     1,971,000      5,788,000     4,530,000
                            -----------   ------------   ------------  ------------
                             81,143,000    86,237,000    170,882,000   178,320,000
                           ------------   ------------   ------------  -------------
Income/(loss) from Vessel
  Operations                   (996,000)    8,473,000     11,446,000    18,434,000
Other Income (net) - Note G   6,205,000     9,966,000     12,315,000    17,367,000
                           ------------   ------------   ------------  ------------
                              5,209,000    18,439,000     23,761,000    35,801,000
Interest Expense             13,698,000    10,925,000     25,519,000    22,011,000
                           ------------   ------------   ------------  ------------

Income/(loss) before Federal
  income taxes               (8,489,000)    7,514,000     (1,758,000)   13,790,000

Provision/(credit) for Federal
  income taxes, reflecting
  deferred provision of
  $110,000 and $2,000,000,
  $1,825,000 and $3,400,000 -
  Note E                    (3,890,000)      2,000,000    (2,175,000)    3,400,000
                           ------------   ------------   ------------  ------------

Net Income/(loss)           (4,599,000)      5,514,000       417,000    10,390,000
Retained Earnings at
  beginning of period      765,091,000     766,622,000   764,987,000   766,647,000
                          ------------    ------------   -----------   ------------
                           760,492,000     772,136,000   765,404,000   777,037,000
Cash Dividends Declared     10,861,000       9,803,000    15,773,000    14,704,000
                          ------------    ------------   ------------  ------------
Retained Earnings at end
 of period                $749,631,000    $762,333,000  $749,631,000  $762,333,000
                          ============    ============  ============  ============

Per Share Amounts - Note H:

Net income/(loss)            ($.14)         $.17            $.01         $.32
                              ====          ====            ====         ====
Cash dividends declared*      $.30          $.30            $.45         $.45
                              ====          ====            ====         ====

*Includes $.15 (1994 and 1993) per share for the third quarter.




                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND JUNE 30, 1993
                           (UNAUDITED)

                                            JUNE             JUNE
                                           30, 1994         30, 1993

Net cash provided by Operating Activities  $10,551,000     $ 37,966,000
                                           -----------     ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities      (27,779,000)    (24,511,000)
  Proceeds from sales of marketable
    securities                             17,742,000      17,916,000
  Additions to vessels                    (91,297,000)     (5,836,000)
  Proceeds from disposal of vessels        11,608,000      44,370,000
  Other - net                               2,468,000      (6,218,000)
                                          -----------      ----------
    Net cash provided by/(used in)
      investing activities                (87,258,000)      25,721,000
                                          -----------     ------------

Cash Flows from Financing Activities:
  Issuance of Common Stock                 76,004,000
  Issuance of long-term debt                1,000,000      110,000,000
  Payments on long-term debt and
    obligations under capital leases      (11,485,000)    (165,533,000)
  Cash dividends paid                     (10,343,000)      (9,802,000)
  Other - net                               1,872,000         (130,000)
                                          -----------     ------------
    Net cash provided by/(used in)
      financing activities                 57,048,000      (65,465,000)
                                         ------------     ------------
Net Decrease in Cash                      (19,659,000)      (1,778,000)
Cash, including interest-bearing
  deposits, at beginning of period        110,167,000       85,699,000
                                         ------------     ------------
Cash, including interest-bearing
  deposits, at end of period              $90,508,000     $ 83,921,000
                                         ============     ============









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

The statements as of June 30, 1994 and for the three month and six month periods ended June 30, 1994 and June 30, 1993 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and six month periods ended June 30, 1994 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:
A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                  AS OF
                                       --------------------------------
                                           JUNE            DECEMBER
                                         30, 1994          31, 1993
                                       --------------    ---------------
Current Assets                         $    43,894,000   $   38,730,000
Vessels, net                               840,047,000      765,850,000
Investment in Celebrity Cruise Lines Inc.  233,294,000      229,780,000
Other Assets                               111,459,000       95,628,000
                                        --------------   --------------
                                         1,228,694,000    1,129,988,000
                                        --------------   --------------
Current Installments of Long-term Debt      10,219,000        9,728,000
Other Current Liabilities                   13,990,000        8,692,000
                                        --------------   --------------
Total Current Liabilities                   24,209,000       18,420,000
Long-term Debt, including intercompany,
 and Deferred Credits, etc.                268,417,000      187,252,000
                                        --------------   --------------
                                           292,626,000      205,672,000
                                        --------------   --------------
Net Assets                              $  936,068,000   $  924,316,000
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


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Celebrity Cruise Lines Inc.:

A condensed summary of the assets and liabilities of Celebrity Cruise Lines Inc. ("CCLI"), the Company's cruise industry joint venture, and the results of its operations follows:

                                                   AS OF
                                        ----------------------------
                                           JUNE          DECEMBER
                                          30, 1994       31, 1993
                                        ------------   ------------
Current assets                          $121,361,000   $147,344,000
Vessels, net                             680,871,000    670,459,000
Other assets                              50,527,000     48,072,000
                                        ------------   ------------
                                         852,759,000    865,875,000
                                        ------------   ------------
Current installments of long-term debt    41,508,000     42,593,000
Other current liabilities                 73,126,000     70,612,000
                                        ------------   ------------
Total current liabilities                114,634,000    113,205,000
Long-term debt                           264,870,000    286,624,000
                                        ------------   ------------
                                         379,504,000    399,829,000
                                        ------------   ------------
Net assets (principally capital
  contributions)                        $473,255,000   $466,046,000
                                        ============   ============


                      THREE MONTHS ENDED           SIX MONTHS ENDED
                            JUNE 30,                   JUNE 30,
                      1994         1993         1994          1993
                   -----------  ----------   ----------    ------------
Revenue            $81,729,000  $76,385,000  $164,413,000  $154,313,000
Costs and expenses  77,973,000   73,152,000   157,204,000   149,419,000
                   -----------  -----------  ------------  ------------
Net income         $ 3,756,000  $ 3,233,000  $  7,209,000  $  4,894,000
                   ===========  ===========  ============  ============
As of August 10, 1994, CCLI has commitments with an aggregate unpaid cost of $918,000,000 for the construction of three cruise ships, one scheduled for delivery in late 1995, one in 1996 and the third in late
1997. Unpaid costs are net of $64,300,000 of progress payments (all paid prior to June 30, 1994). Long-term financing arrangements exist for substantially all of the unpaid cost of these ships. Approximately
56% of the unpaid cost is denominated in German marks.

Note C - Bulk Shipping Joint Ventures:
Certain subsidiaries have investments in bulk shipping joint ventures.
A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:
                                                    AS OF
                                        -----------------------------
                                           JUNE          DECEMBER
                                           30, 1994      31, 1993
                                        -------------  ------------
Current assets (including $7,139,000
   and $6,814,000 due from owners)      $ 86,632,000   $ 75,236,000
Vessels, net                              56,719,000     64,013,000
Other assets (including $30,107,000
   and $33,172,000 due from owners)       32,271,000     34,880,000
                                        ------------   ------------
                                         175,622,000    174,129,000
Current liabilities                        5,932,000      6,792,000
                                        ------------   ------------
Net assets (principally undistributed
 net earnings)                          $169,690,000   $167,337,000
                                        ============   ============

                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Notes to Unaudited Condensed Financial Statements

Note C - Bulk Shipping Joint Ventures (continued):

                       THREE MONTHS ENDED         SIX MONTHS ENDED
                            JUNE 30,                     JUNE 30,
                     ------------------------  -------------------------
                           1994       1993         1994          1993
                           ----       ----         ----          ----
Revenue, primarily from
  voyages (including
  $6,492,000,
  $9,282,000,
  $14,117,000 and
  $17,992,000 from
  vessels chartered
  to other owners)       $9,759,000    $11,022,000  $21,170,000  $21,567,000
Costs and expenses        8,147,000      7,682,000   15,817,000   14,924,000
                        -----------    -----------  -----------  -----------
Net income               $1,612,000    $ 3,340,000  $ 5,353,000  $ 6,643,000
                         ==========    ===========  ===========  ===========

In June 1994, the Company entered into a Memorandum of Agreement on behalf of 50%-owned companies for the construction of two VLCCs to be delivered in 1996, at an aggregate price of approximately $180,000,000.

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and its subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and its subsidiaries receive specified compensation. Vessel and voyage expenses include $1,095,000 (three months ended June 30, 1994), $1,473,000 (three months ended June 30, 1993), $2,586,000 (six months ended June 30, 1994) and $3,053,000 (six months ended June 30, 1993) of brokerage commissions to Maritime. Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $4,114,000 (three months ended June 30, 1994), $15,026,000 (three months ended June 30, 1993), $11,454,000 (six months ended June 30, 1994) and $25,660,000 (six months ended June 30,
1993) before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the

                 (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Notes to Unaudited Condensed Financial Statements

Note E - Taxes: (continued)

qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings will be indefinitely reinvested.

Federal income taxes paid (all of which related to 1993) amounted to $4,200,000 in the six months ended June 30, 1994. No payments of Federalincome taxes were required or made during the six month period ended June 30, 1993. The Company received a Federal income tax refund of $6,800,000 in the first quarter of 1993.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of June 30, 1994 to $84,000,000.

In March 1994, the Company terminated a floating to fixed interest rate swap (which was designated as a hedge against certain debt) with a bank covering a notional amount of $24,000,000. The cost of terminating the swap is being amortized over the remaining term of the hedged debt.

As of June 30, 1994, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) ranging between three and fifteen years with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements have various maturity dates from 1995 to 2008.

Approximately 25% of the net book amount of the Company's vessels, representing approximately 8% of the number of foreign flag and 55% of the number of U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $24,514,000 (six months ended June 30, 1994) and $21,870,000 (six months ended June 30, 1993), excluding capitalized interest.







                    (See Notes on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note G - Other Income - net:

  Other income - net consists of the following:

                           THREE MONTHS ENDED           SIX MONTHS ENDED
                              JUNE 30,                     JUNE 30,
                         -----------------------    --------------------------
                             1994         1993          1994        1993
                             ----         ----          ----        ----
Investment income:
  Interest and dividends  $1,764,000   $1,906,000    $ 3,523,000   $ 3,977,000
  Gain on sale of
   securities              2,202,000      703,000      4,618,000       765,000
                          ----------   ----------    -----------   -----------
                           3,966,000    2,609,000      8,141,000     4,742,000
Gain on disposal
  of vessels                            6,011,000      2,512,000    12,088,000
Foreign currency
  exchange gain/(loss)       538,000     (107,000)       (26,000)   (1,009,000)
Minority interest            145,000     ( 40,000)       156,000      (183,000)
Miscellaneous - net        1,556,000    1,493,000      1,532,000     1,729,000
                          ----------   ----------    -----------   -----------
                          $6,205,000   $9,966,000    $12,315,000   $17,367,000
                         ===========   ==========   ============   ===========

Note H - Commitments and Other Comments:

1. As of August 10, 1994, commitments with an aggregate unpaid cost of approximately $64,300,000 exist for the construction of four foreign flag bulk vessels, scheduled to be delivered in 1994 and 1995. Unpaid costs are net of $221,000,000 of progress payments and prepayments (all paid prior to June 30, 1994) and of discounts resulting from such prepayments.

2. In March 1994, the Company sold 3,450,000 shares of its common stock in a public offering. Net proceeds were $76,004,000, which were credited to common stock ($3,450,000) and paid-in additional capital ($72,554,000).

Net income per share is based on the weighted average number of common shares outstanding during each period, 36,204,000 shares (three months ended June 30, 1994), 32,676,000 shares (three months ended June 30,
1993), 34,960,000 shares (six months ended June 30, 1994) and
32,675,000 shares (six months ended June 30, 1993).

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

Historically, the diversity of the Company's fleet has tended to cushion the effects of weakness in particular markets. However, since early 1992 there has been weakness in all of the Company's major markets, although at various times during 1993 and 1994 market rates in certain trades were somewhat improved. Beginning in the fourth quarter of 1993, spot market freight rates for foreign flag VLCCs (over 200,000 dwt) and dry bulk carriers weakened, while rates for foreign and U.S. flag products carriers experienced seasonal increases which continued in early 1994.

Overall, rates in the first half of 1994 were disappointing for crude carriers, particularly for VLCCs and, on average, were below those in the first half of 1993. Dry bulk rates generally stabilized during the first half of 1994, but remained near the lowest levels seen in the past several years, except for Capesize vessels (100,000 dwt or more). Rates for the Capesize ships were at about the same levels as in the first half of 1993. Rates for VLCCs and Capesize vessels in the international market improved early in the third quarter of 1994; however, rates for other international flag tankers and dry bulk carriers remained near or were down from their second quarter levels. Near the end of the first quarter of 1994 rates for U.S. flag product tankers fell sharply as seasonal requirements eased and tankers that had operated in the crude market for a time returned to the products trades. Rates for such vessels did not improve throughout the second quarter and the early part of the third quarter. Tonnage demand for U.S. flag crude carriers has significantly weakened; as of August 10, 1994, two of the Company's U.S. flag crude carriers remained unemployed, as does a U.S. flag petroleum products carrier.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from vessel operations for the quarter ended June 30, 1994 decreased by approximately $9,500,000 from the results for the second quarter of 1993. Approximately 60% of this decrease was attributable to a reduction in results of operations of the U.S. flag fleet. In the second quarter of 1994, there was an unusually sharp decline in demand for OSG's tonnage in the U.S. crude market. Four of the Company's larger U.S. flag crude carriers were idle for varying portions of the quarter. The effect on OSG's fleet was exacerbated by the entry of previously idle tonnage into the market. A U.S. flag dry bulk carrier was also idle during the quarter due to lack of employment. Rates for certain U.S. flag petroleum products tonnage increased in the 1994 second quarter as compared to 1993. The balance of the 1994 second quarter decrease was attributable to reduced income from foreign flag vessel operations reflecting lower rates obtained for certain crude carrier tonnage, primarily Suezmaxes (approximately 128,000 dwt) and Aframaxes (approximately 96,000 dwt), in the 1994 second quarter than in 1993. This was partially offset by higher rates obtained for certain VLCC tonnage in the 1994 quarter than in 1993. The effect of vessels delivered in 1994 and vessels sold in 1994 and 1993 is also reflected.

Income from vessel operations for the first half of 1994 decreased by approximately $7,000,000 from the results for the comparable period of 1993. This decrease occurred primarily due to a decline in results of operations of the U.S. flag fleet during the second quarter for the reasons set forth above. In addition, a U.S. flag dry bulk carrier and certain crude carrier tonnage were idle during the latter part of the first quarter. This was partially offset by improved earnings of a U.S. flag dry bulk carrier in the first quarter of 1994 as compared to 1993 and increased rates for certain U.S. flag petroleum products carrier tonnage in the 1994 first half as compared to 1993. Income from foreign flag vessel operations reflected lower rates obtained for the aforementioned foreign flag crude carrier tonnage in the 1994 first half compared to 1993. This was offset primarily by higher rates obtained for certain VLCC tonnage in the first half of 1994 compared to 1993.

The decreases in income attributable to bulk shipping joint ventures in the 1994 periods as compared to 1993 resulted primarily from the effect on revenues of increased drydockings in 1994 as compared to the corresponding periods of 1993.

The Company's equity in the income of CCLI improved in 1994 over 1993 due to an improvement in CCLI's earnings resulting primarily from higher passenger loads and increased per diems.

In July 1994, CCLI withdrew from service one of its vessels, the HORIZON, as a precautionary health measure for a period of eleven days (affecting two week-long cruises). Following extensive testing done in cooperation with the the Centers for Disease Control and Prevention ("CDC"), the vessel was cleared by the CDC to resume her normal cruising schedule. CCLI maintains insurance which covers liabilities that may arise out of this matter, including a major portion of the losses and expenses associated with the canceled cruises. The vessel is now back in normal service. The effect of of these events on the current and future operating results of the vessel is not yet fully determinable.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Other Income-Net

The details of other income are shown in Note G. Interest and dividends decreased in the 1994 second quarter and first half as compared to the 1993 periods, reflecting a change in the mix of the Company's investment portfolio. During the 1994 periods the Company's investments in common stocks and interest-bearing deposits and securities increased compared to 1993, at which time the Company had investments in certain preferred stocks which were redeemed or sold during and subsequent to the first half of 1993; these 1994 investments had lower yields than the ones held in 1993. Disposal of vessels resulted in gains of approximately $2,500,000 in the first half of 1994 and approximately $6,000,000 and $12,000,000 in the second quarter and first half of 1993, respectively. Gain on sale of securities was approximately $2,200,000 and $4,600,000 in the second quarter and first half of 1994, respectively, and approximately $700,000 and $800,000, respectively, in the comparable 1993 periods. Other income also reflects the results of foreign currency transactions in all four periods.

Interest Expense

Interest expense increased in the second quarter and first half of 1994 from the comparable periods of 1993 primarily as a result of increases in the average amount of debt outstanding in the 1994 periods and increased rates on floating rate debt, net of increased interest costs capitalized in connection with vessel construction. Interest expense also reflects net benefits from interest rate swaps of $1,900,000 and $5,700,000 in the second quarter and first half of 1994, respectively, and $2,900,000 and $5,900,000, respectively, in the comparable periods of 1993.

Provision for Federal Income Taxes

There were income tax credits in the second quarter and first half of 1994 of $3,890,000 and $2,175,000, respectively, as a result of pretax losses, adjusted to reflect income items which are not subject to tax and the dividends received deduction. The provisions for taxes of $2,000,000 and $3,400,000 in the comparable 1993 periods were based on pretax income, adjusted for the same items referred to above.

Liquidity and Sources of Capital

As reflected in the accompanying condensed financial statements working capital at June 30, 1994 was approximately $73,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $30,000,000.

Net cash provided by operating activities in the first half of 1994 approximated $11,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. As of June 30, 1994, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES ranging between three and fifteen years with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements have various maturity dates from 1995 to 2008.

The Company has an unsecured long-term credit facility of $500,000,000, of which $86,000,000 was used at June 30, 1994, and an unsecured short-term credit facility of $30,000,000, of which $7,000,000 was used at that date (the latter amount was classified as long-term since the Company intends to replace such borrowings with borrowings under its long-term facility). In March 1994, the Company sold 3,450,000 shares of its common stock for net proceeds of approximately $76,000,000, of which $50,000,000 was used to reduce amounts outstanding under the Revolving Credit Agreement. The remaining proceeds were added to working capital. At August 10, 1994, commitments with an aggregate unpaid cost of approximately $64,300,000 exist for the construction of four foreign flag bulk vessels scheduled for delivery in 1994 and 1995.


Ratio of Earnings to Fixed Charges

There was a deficiency of earnings to fixed charges for the six months ended June 30, 1994 of $11,136,000. This has been computed by subtracting the sum of income before Federal income taxes and fixed charges from fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial
Information

The accompanying financial statements as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993 are unaudited;
however, such financial statements have been reviewed by the Company's independent accountants.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES




                               PART II

Item 4. Submission of Matters to a Vote of Security Holders

 At the Annual Meeting of Stockholders on June 9, 1994 the stockholders elected twelve directors, each for a term of one year, and approved the appointment of Ernst & Young as independent auditors for the year 1994. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. A total of 31,474,255 shares were voted with respect to each of the aforementioned matters, and there were no broker non-votes. The tabulation of the votes cast for each nominee for director was as follows:

                                     NUMBER OF SHARES
NAME OF NOMINEE            VOTED FOR             WITHHELD AUTHORITY
 FOR DIRECTOR                                      TO VOTE

Raphael Recanati        30,500,400                 973,855
Morton P. Hyman         30,595,840                 878,415
Michael A. Recanati     30,594,480                 879,775
Robert N. Cowen         30,595,700                 878,555
George C. Blake         30,695,670                 778,585
Thomas H. Dean          30,590,187                 884,068
Michael Fribourg        30,593,189                 881,066
William L. Frost        30,694,329                 779,926
Ran Hettena             30,594,598                 879,657
Stanley Komaroff        30,592,390                 881,865
Solomon N. Merkin       30,591,046                 883,209
Joel I. Picket          30,691,276                 782,979

 The resolution to approve the appointment of Ernst & Young as independent auditors was adopted by a vote of 31,438,687 shares in favor, 26,756 shares against and 8,812 shares abstained.

Item 6(a). Exhibits

See Exhibit Index on page 17.

Item 6(b). Reports on Form 8-K

The registrant was not required to file any report on Form 8-K during the quarter ended June 30, 1994.

Ernst & Young LLP    787 Seventh Avenue          Phone: 212 773 3000
                     New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL
INFORMATION


To the Stockholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 1994 and the related condensed consolidated statements of operations and retained earnings for the three month and six month periods ended June 30, 1994 and 1993 and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


                               ERNST & YOUNG LLP



August 10, 1994

                  OVERSEAS SHIPHOLDING GROUP, INC.
                           AND SUBSIDIARIES



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  August 11, 1994           s/Robert N. Cowen
       -----------------         ---------------------------------
                                 Robert N. Cowen
                                 Senior Vice President,
                                 Secretary and General Counsel



Date:  August 11, 1994           s/Alan Carus
       -----------------         ----------------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                            EXHIBIT INDEX









12.  Computation of Ratio of Earnings to Fixed Charges.

23.  Letter from Ernst & Young.

NOTE:Instruments authorizing long-term debt of the registrant and subsidiaries, which do not exceed
     10% of their total assets on a consolidated basis, are not being filed herewith. The registrant agrees to furnish a copy of each such instrument to the Commission upon request.



                  OVERSEAS SHIPHOLDING GROUP, INC.
                 RATIO OF EARNINGS TO FIXED CHARGES
               For the six months ended June 30, 1994
                           (In thousands)
            Presented in connection with Amendment No. 1
  filed on November 9, 1993 to Registration Statement No. 33-50441




Loss before Federal income taxes                   ($ 1,758)

Adjustments of income related to
  companies owned less than 100%                     (1,687)

Interest expense                                     25,519

Proportionate share of interest of
  50% - owned companies                               4,792

Interest component of an operating
  lease                                               1,502

Amortization of capitalized interest                  1,176
                                                    -------

  Earnings                                          $29,544
                                                    =======


Interest expense                                    $25,519

Proportionate share of fixed charges
  of 50% - owned companies                            6,026

Capitalized interest                                  7,633

Interest component of an operating
  lease                                               1,502
                                                    -------

  Fixed charges                                     $40,680
                                                    =======

Deficiency of earnings available to cover
  fixed charges                                    ($11,136)
                                                   =========

August 12, 1994






Securities and Exchange Commission
Washington, D. C. 20549

We are aware of the incorporation by reference in the Registration Statements (Form S-8 No. 33-44013 and Form S-3 No. 33-50441) of Overseas Shipholding Group, Inc. of our report dated August 10, 1994 relating to the unaudited condensed consolidated interim financial statements of Overseas Shipholding Group, Inc. which are included in its Form 10-Q for the quarter ended June 30, 1994.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                ERNST & YOUNG LLP









New York, New York