Form 10-Q
period 1994-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1994-11-14
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                              FORM 10-Q

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               September 30, 1994

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

                                             YES  X   NO

Common Shares outstanding as of November 9, 1994 - 36,206,887

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                    SEPTEMBER        DECEMBER
                                                    30, 1994         31, 1993 (A)
                                                   (UNAUDITED)

                               ASSETS

Current Assets:
 Cash, including interest-bearing deposits
   of $80,548,000 and $101,790,000                $   90,047,000    $  110,167,000
 Receivables                                          38,116,000        27,182,000
 Prepaid expenses                                     24,371,000        25,738,000
                                                  --------------    --------------
   Total Current Assets                              152,534,000       163,087,000

Investments in Marketable Securities                  38,653,000        21,158,000
Capital Construction and Restricted Funds            107,519,000       105,654,000
Vessels, at cost, less accumulated depreciation of
   $487,522,000 and $463,864,000 - Note F          1,040,276,000       999,782,000
Vessels Under Capital Leases, less accumulated
   amortization of $137,299,000 and $129,135,000     122,178,000       130,342,000
Investment in Celebrity Cruise Lines Inc. - Note B   232,395,000       229,780,000
Investments in Bulk Shipping Joint Ventures - Note C  80,680,000        78,484,000
Other Assets                                         100,773,000        95,450,000
                                                  --------------    --------------
                                                  $1,875,008,000    $1,823,737,000
                                                  ==============    ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                 $    5,057,000    $    3,811,000
 Sundry liabilities and accrued expenses              41,360,000        36,251,000
                                                  --------------    --------------
                                                      46,417,000        40,062,000
 Current installments of long-term debt - Note F      16,070,000        15,003,000
 Current obligations under capital leases              9,411,000         8,555,000
                                                  --------------    --------------
   Total Current Liabilities                          71,898,000        63,620,000

Advance Charter Revenues                               7,870,000         7,722,000
Long-term Debt - Note F                              694,959,000       705,558,000
Obligations Under Capital Leases                     164,603,000       170,716,000
Minority Interest                                      4,104,000         4,368,000

Deferred Federal Income Taxes ($105,445,000 and
   $100,161,000) and Deferred Credits - Note E       108,503,000       103,316,000

Shareholders' Equity - Notes E and H:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 and 36,140,759 shares          39,591,000        36,141,000
 Paid-in Additional Capital                           93,586,000        21,035,000
 Retained Earnings                                   747,318,000       764,987,000
                                                  --------------    --------------
                                                     880,495,000       822,163,000
Less - cost of Treasury Stock - 3,386,614 and
  3,436,765 shares                                    49,557,000        50,136,000
                                                  --------------    --------------
                                                     830,938,000       772,027,000
Less - net unrealized loss on
  marketable securities                                7,867,000         3,590,000
                                                  --------------    --------------
    Total Shareholders' Equity                       823,071,000       768,437,000
Commitments and Other Comments - Note H
                                                  --------------    --------------
                                                  $1,875,008,000    $1,823,737,000
                                                  ==============    ==============

(A) The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993
                                              (UNAUDITED)

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                  ---------------------------    ----------------------------
                                     SEPTEMBER      SEPTEMBER     SEPTEMBER        SEPTEMBER
                                     30, 1994        30, 1993      30, 1994         30, 1993
                                  -------------   ------------   ------------     ------------
Shipping Revenues:
  Revenue from voyages            $ 88,356,000    $ 93,485,000   $264,935,000     $284,582,000
  Equity in results of
    Celebrity Cruise
    Lines Inc.- Note B                (963,000)      3,180,000      2,551,000        5,533,000
  Income attributable to
    bulk shipping joint
    ventures - Note C
                                     1,207,000       1,782,000      3,442,000        5,086,000
                                  ------------    ------------   ------------     ------------
                                    88,600,000      98,447,000    270,928,000      295,201,000
                                  ------------    ------------   ------------     ------------
Shipping Expenses:
  Vessel and voyage - Note D        59,778,000      61,410,000    180,720,000      188,844,000
  Depreciation of vessels
    and amortization
    of capital leases               15,258,000      14,498,000     44,293,000       44,095,000
  Agency fees - Note D               8,177,000       8,273,000     23,294,000       25,032,000
  General and administrative         2,313,000       1,384,000      8,101,000        5,914,000
                                  ------------    ------------   ------------     ------------
                                    85,526,000      85,565,000    256,408,000      263,885,000
                                  ------------    ------------   ------------     -------------
Income from Vessel Operations        3,074,000      12,882,000     14,520,000       31,316,000
Other Income (net) - Note G          8,262,000       6,901,000     20,577,000       24,268,000
                                  ------------    ------------   ------------     ------------
                                    11,336,000      19,783,000     35,097,000       55,584,000
Interest Expense                    14,249,000      10,264,000     39,768,000       32,275,000
                                  ------------    ------------   ------------     ------------

Income/(loss) before Federal
  income taxes                      (2,913,000)      9,519,000     (4,671,000)      23,309,000

Provision/(credit) for Federal
  income taxes, reflecting
  deferred provision of
  $2,400,000 and $1,750,000,
  $4,225,000 and $5,150,000 -
  Note E                              (600,000)     5,000,000      (2,775,000)       8,400,000
                                  ------------    ------------   ------------     ------------

Net Income/(loss)                   (2,313,000)      4,519,000     (1,896,000)      14,909,000
Retained Earnings at
  beginning of period              749,631,000     762,333,000    764,987,000      766,647,000
                                  ------------    ------------   ------------     ------------
                                   747,318,000     766,852,000    763,091,000      781,556,000
Cash Dividends Declared                              4,901,000     15,773,000       19,605,000
                                  ------------    ------------   ------------     ------------
Retained Earnings at end
 of period                        $747,318,000    $761,951,000   $747,318,000     $761,951,000
                                  ============    ============   ============     ============

Per Share Amounts - Note H:

Net income/(loss)                     ($.06)           $.14           ($.05)           $.46
                                       ====            ====           =====            ====
Cash dividends declared                                $.15*           $.45            $.60*
                                                       ====            ====            ====

*Includes $.15 per share for the fourth quarter.




                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993
                           (UNAUDITED)

                                        SEPTEMBER       SEPTEMBER
                                        30, 1994        30, 1993

Net cash provided by Operating
 Activities                            $ 16,880,000     $ 57,581,000
                                        -----------     ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities    ( 37,752,000)    (34,445,000)
  Proceeds from sales of marketable
    securities                            19,507,000      39,465,000
  Additions to vessels                  (109,671,000)    (46,298,000)
  Proceeds from disposal of vessels       40,780,000      48,994,000
  Other - net                              2,818,000      (8,066,000)
                                         -----------     ------------
    Net cash used in investing
     activities                          (84,318,000)       (350,000)
                                         -----------     ------------

Cash Flows from Financing Activities:
  Issuance of Common Stock                76,004,000
  Issuance of long-term debt               2,000,000     110,000,000
  Payments on long-term debt and
    obligations under capital leases     (16,789,000)   (143,401,000)
  Cash dividends paid                    (15,773,000)    (14,704,000)
  Other - net                              1,876,000        (346,000)
                                        ------------    ------------
    Net cash provided by/(used in)
      financing activities                47,318,000     (48,451,000)
                                        ------------    ------------
Net Increase/(decrease) in Cash          (20,120,000)      8,780,000
Cash, including interest-bearing
  deposits, at beginning of period       110,167,000      85,699,000
                                        ------------    ------------
Cash, including interest-bearing
  deposits, at end of period            $ 90,047,000    $ 94,479,000
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

The statements as of September 30, 1994 and for the three month and nine month periods ended September 30, 1994 and September 30, 1993 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and nine month periods ended September 30, 1994 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:
A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                  AS OF
                                     --------------------------------
                                        SEPTEMBER       DECEMBER
                                        30, 1994        31, 1993
                                     --------------  ---------------
Current Assets                       $   39,611,000  $   38,730,000
Vessels, net                            834,347,000     765,850,000
Investment in Celebrity Cruise
  Lines Inc.                            232,395,000     229,780,000
Other Assets                            115,584,000      95,628,000
                                     --------------  --------------
                                      1,221,937,000   1,129,988,000
                                     --------------  --------------
Current Installments of
  Long-term Debt                         10,545,000       9,728,000
Other Current Liabilities                12,623,000       8,692,000
                                     --------------  --------------
Total Current Liabilities                23,168,000      18,420,000
Long-term Debt, including intercompany,
 and Deferred Credits, etc.             257,950,000     187,252,000
                                     --------------  --------------
                                        281,118,000     205,672,000
                                     --------------  --------------
Net Assets                           $  940,819,000  $  924,316,000
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


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Celebrity Cruise Lines Inc.:

A condensed summary of the assets and liabilities of Celebrity Cruise Lines Inc. ("CCLI"), the Company's cruise industry joint venture, and the results of its operations follows:

                                                   AS OF
                                        ----------------------------
                                          SEPTEMBER      DECEMBER
                                          30, 1994       31, 1993
                                        ------------   ------------
Current assets                          $ 99,760,000   $147,344,000
Vessels, net                             697,747,000    670,459,000
Other assets                              51,397,000     48,072,000
                                        ------------   ------------
                                         848,904,000    865,875,000
                                        ------------   ------------
Short-term debt and current
  installments of long-term debt          50,153,000     42,593,000
Other current liabilities                 66,798,000     70,612,000
                                        ------------   ------------
Total current liabilities                116,951,000    113,205,000
Long-term debt                           260,643,000    286,624,000
                                        ------------   ------------
                                         377,594,000    399,829,000
                                        ------------   ------------
Net assets (principally capital
  contributions)                        $471,310,000   $466,046,000
                                        ============   ============

                     THREE MONTHS ENDED        NINE MONTHS ENDED
                        SEPTEMBER 30,           SEPTEMBER 30,
                      1994          1993          1994          1993
                    -----------   ----------   ----------    ------------
Revenue             $78,558,000   $84,963,000  $242,971,000  $239,276,000
Costs and expenses   80,503,000   78,484,000    237,707,000   227,903,000
                    -----------   -----------  ------------  ------------
Net income/(loss)  ($ 1,945,000)  $ 6,479,000  $  5,264,000  $ 11,373,000
                    ===========   ===========  ============  ============
As of November 9, 1994, CCLI has commitments with an approximate aggregate unpaid cost of $900,000,000 for the construction of three cruise ships, one scheduled for delivery in late 1995, one in 1996 and the third in late 1997. Unpaid costs are net of $81,400,000 of progress payments (all paid prior to September 30, 1994). Long-term financing arrangements exist for substantially all of the unpaid cost of these ships. Net of hedges, approximately 30% of the unpaid cost is denominated in German marks.

Note C - Bulk Shipping Joint Ventures:
Certain subsidiaries have investments in bulk shipping joint ventures.
A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:
                                                    AS OF
                                        -----------------------------
                                           SEPTEMBER     DECEMBER
                                           30, 1994      31, 1993
                                        -------------  ------------
Current assets (including $7,526,000
   and $6,814,000 due from owners)      $ 90,735,000   $ 75,236,000
Vessels, net                              56,756,000     64,013,000
Other assets (including $28,385,000
   and $33,172,000 due from owners)       32,128,000     34,880,000
                                        ------------   ------------
                                         179,619,000    174,129,000
Current liabilities                        7,302,000      6,792,000
                                        ------------   ------------
Net assets (principally undistributed
 net earnings)                          $172,317,000   $167,337,000
                                        ============   ============

                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Notes to Unaudited Condensed Financial Statements

Note C - Bulk Shipping Joint Ventures (continued):

                          THREE MONTHS ENDED        NINE MONTHS ENDED
                              SEPTEMBER 30,             SEPTEMBER 30,
                       ------------------------  -------------------------
                           1994        1993          1994        1993
                           ----        ----          ----        ----
Revenue, primarily from
  voyages (including
  $6,611,000,
  $9,550,000,
  $20,728,000 and
  $27,542,000 from
  vessels chartered
  to other owners)       $10,016,000   $11,111,000  $31,186,000  $32,678,000
Costs and expenses         7,389,000     7,079,000   23,206,000   22,003,000
                         -----------   -----------  -----------  -----------
Net income               $ 2,627,000   $ 4,032,000  $ 7,980,000  $10,675,000
                         ===========   ===========  ===========  ===========

In September 1994, certain 50% owned companies entered into contracts for the construction of two VLCCs scheduled to be delivered in 1996, at an aggregate price of approximately $180,000,000. Upon delivery, these vessels will commence eight year charters to the joint venture partner.

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and its subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and its subsidiaries receive specified compensation. Vessel and voyage expenses include $1,232,000 (three months ended September 30, 1994), $1,498,000 (three months ended September 30, 1993), $3,818,000 (nine months ended September 30, 1994) and $4,551,000 (nine months ended September 30, 1993) of brokerage commissions to Maritime. Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $4,859,000 (three months ended September 30, 1994), $11,418,000 (three months ended September 30, 1993),
$16,313,000 (nine months ended September 30, 1994) and $37,078,000
(nine months ended September 30, 1993) before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been

                 (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Notes to Unaudited Condensed Financial Statements

Note E - Taxes (continued):

reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.
Further, no provision for U.S. income taxes on the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings will be indefinitely reinvested.

In the third quarter of 1993 the Company provided $2,900,000, or $.09 per share, for additional deferred taxes resulting from the increase in the Federal statutory rate from 34% to 35% enacted on August 10, 1993. The 1993 estimated annual effective tax rate was adjusted to reflect the foregoing rate increase.

Federal income taxes paid amounted to $4,200,000 (all of which related to 1993) in the nine months ended September 30, 1994 and $534,000 in the nine months ended September 30, 1993. The Company received a Federal income tax refund of $6,800,000 in the first quarter of 1993.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of September 30, 1994 to $83,000,000.

In March 1994, the Company terminated a floating to fixed interest rate swap (which was designated as a hedge against certain debt) with a bank covering a notional amount of $24,000,000. The cost of terminating the swap is being amortized over the remaining term of the hedged debt.

As of September 30, 1994, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) ranging between three and fifteen years with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements have various maturity dates from 1995 to 2008.

Approximately 20% of the net book amount of the Company's vessels, representing approximately 8% of the number of foreign flag and 55% of the number of U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $34,268,000 (nine months ended September 30,
1994) and $32,704,000 (nine months ended September 30, 1993), excluding capitalized interest.
                    (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note G - Other Income - net:

  Other income - net consists of the following:

                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                SEPTEMBER 30,         SEPTEMBER 30,
                         -----------------------  --------------------------
                             1994        1993          1994        1993
                             ----        ----          ----        ----
Investment income:
  Interest and dividends  $2,185,000   $1,677,000    $ 5,708,000   $ 5,654,000
  Gain on sale of
   securities                686,000    4,501,000      5,304,000     5,266,000
                          ----------   ----------    -----------   -----------
                           2,871,000    6,178,000     11,012,000    10,920,000
Gain on disposal
  of vessels               4,303,000                   6,815,000    12,088,000
Foreign currency
  exchange gain/(loss)       673,000     (280,000)       647,000    (1,289,000)
Minority interest           (172,000)       9,000        (16,000)     (174,000)
Miscellaneous - net          587,000      994,000      2,119,000     2,723,000
                          ----------   ----------    -----------   -----------
                          $8,262,000   $6,901,000    $20,577,000   $24,268,000
                         ===========   ==========   ============   ===========

Note H - Commitments and Other Comments:

1. As of November 9, 1994, commitments with an aggregate unpaid cost of approximately $53,100,000 exist for the construction of three foreign flag bulk vessels, scheduled to be delivered in 1994 and 1995. Unpaid costs are net of $177,000,000 of progress payments and prepayments (all paid prior to September 30, 1994) and of discounts resulting from such prepayments.

In October 1994, the Company entered into a letter agreement providing for the construction of two foreign flag VLCCs scheduled to be delivered in 1996 and 1997, at an aggregate price of approximately $180,000,000.

2. In March 1994, the Company sold 3,450,000 shares of its common stock in a public offering. Net proceeds were $76,004,000, which were credited to common stock ($3,450,000) and paid-in additional capital ($72,554,000).

Net income/(loss) per share is based on the weighted average number of common shares outstanding during each period, 36,204,000 shares (three months ended September 30, 1994), 32,677,000 shares (three months ended September 30, 1993), 35,379,000 shares (nine months ended September 30,
1994) and 32,676,000 shares (nine months ended September 30, 1993).







                    (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Commitments and Other Comments (continued):

Stock options have not been included in the computation of per share amounts since their effect would not be material. The effect on per share amounts assuming that the aforementioned sale of shares and the use of a portion of the proceeds to reduce amounts outstanding under the Revolving Credit Agreement had occurred at the beginning of 1994 was not material.

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

Overall, rates in the first nine months of 1994 were disappointing for crude carriers, particularly for VLCCs (over 200,000 dwt) and, on average, were below those in the comparable period of 1993. Dry bulk rates generally stabilized during the first half of 1994, but remained near the lowest levels seen in the past several years, except for Capesize vessels (100,000 dwt or more). Rates for the Capesize ships were at about the same levels as in the first half of 1993. In the 1994 third quarter, dry bulk rates rose above those of the comparable 1993 period for all sizes. Early in the fourth quarter of 1994, rates for most sizes of tankers and dry bulk carriers in the international market improved. Near the end of the first quarter of 1994, rates for U.S. flag product tankers fell sharply as seasonal requirements eased and tankers that had operated in the crude market for a time returned to the products trades. Rates for such vessels did not improve until the early part of the fourth quarter of 1994, when there was a significant firming. Tonnage demand for U.S. flag crude carriers has been weak throughout 1994; as of November 9, 1994, three of the Company's U.S. flag crude carriers remained unemployed, as does a U.S. flag dry bulk carrier.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from vessel operations for the quarter ended September 30, 1994 decreased by approximately $9,800,000 from the results for the third quarter of 1993. Approximately $4,200,000 of this decrease was attributable to the fact that CCLI incurred a loss in the third quarter of 1994, normally its most profitable quarter of the year, due to the 11-day withdrawal of a vessel from service. OSG's share of the loss was approximately $1,000,000 whereas the Company's share of CCLI's profit in the third quarter of 1993 was approximately $3,200,000. Approximately $2,300,000 of the decrease occurred in the Company's international bulk shipping business. Rates obtained for certain crude carrier tonnage, primarily Suezmaxes (approximately 128,000 dwt), were lower in the third quarter of 1994 as compared to 1993, and results were adversely affected by substantially increased drydockings in 1994 over 1993. This was partially offset by higher rates obtained in the 1994 quarter than in 1993 for a VLCC fixed on long-term charter earlier in the year. The balance of the 1994 third quarter decrease was attributable to reduced income from operations of the U.S. flag fleet. In the second quarter of 1994, there was an unusually sharp decline in demand for OSG's tonnage in the U.S. crude market. This decline persisted in the third quarter of 1994 and three of the Company's U.S. flag crude carriers were idle for substantial portions of that period. An older U.S. flag petroleum products carrier was also idle during a portion of the quarter due to lack of employment and the results from two U.S. flag dry bulk carriers were less favorable in the 1994 period compared to 1993. Rates realized for certain modern U.S. flag petroleum products tonnage increased in the 1994 third quarter as compared to 1993 and a crude carrier that was idle during the third quarter of 1993 was employed during the 1994 quarter.

Income from vessel operations for the first nine months of 1994 decreased by approximately $16,800,000 from the results for the comparable period of 1993. Approximately 60% of this decrease occurred due to a decline in results of operations of the U.S. flag fleet substantially because of the impact of the idle U.S. flag crude carriers (which were also idle during portions of the second quarter of 1994) and the petroleum products carrier and the decline in results of the dry bulk carriers as set forth above. This was partially offset by increased rates for certain modern U.S. flag petroleum products carrier tonnage and increased employment for a crude carrier in the 1994 first nine months as compared to 1993. OSG's share of CCLI's earnings was approximately $2,600,000 for the nine months ended September 30, 1994 compared with approximately $5,500,000 for the comparable 1993 period. This decline reflects the withdrawal of a vessel from service referred to above. Income from foreign flag bulk shipping vessel operations declined by approximately $3,600,000, reflecting lower rates obtained for foreign flag crude carrier tonnage, primarily Suezmaxes and Aframaxes (approximately 96,000 dwt) and increased drydockings in the 1994 first nine months compared to 1993. This was partially offset by higher rates obtained for a VLCC in the first nine months of 1994 compared to 1993, as set forth above.

The effect of vessels delivered in 1994 and vessels sold in 1994 and 1993 is also reflected in both the three month and nine month analyses.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The decreases in income attributable to bulk shipping joint ventures in the 1994 periods as compared to 1993 resulted primarily from the effect on revenues of increased drydockings in 1994 as compared to the corresponding periods of 1993.

Other Income-Net

The details of other income are shown in Note G. Interest and dividends increased in the 1994 third quarter and first nine months as compared to the 1993 periods because of higher rates of return on interest-bearing deposits and investments and increased amounts utilized for such deposits and investments. The nine month increase was net of a decrease, reflecting the sale or redemption of certain preferred stocks during and subsequent to the first nine months of 1993 which were replaced with lower yielding investments. Disposal of vessels resulted in gains of approximately $4,300,000 and $6,800,000 in the third quarter and first nine months of 1994, respectively, and approximately $12,100,000 in the first nine months of 1993. Gain on sale of securities was approximately $700,000 and $5,300,000 in the third quarter and first nine months of 1994, respectively, and approximately $4,500,000 and $5,300,000, respectively, in the comparable 1993 periods. Other income also reflects the results of foreign currency transactions in all four periods.

Interest Expense

Interest expense increased in the third quarter and first nine months of 1994 from the comparable periods of 1993 primarily as a result of increases in the average amount of debt outstanding in the 1994 periods and increased rates on floating rate debt, net of increased interest costs capitalized in connection with vessel construction. Interest expense also reflects net benefits from interest rate swaps of $1,700,000 and $7,400,000 in the third quarter and first nine months of 1994, respectively, and $3,700,000 and $9,600,000, respectively, in the comparable periods of 1993.

Provision for Federal Income Taxes

There were income tax credits in the third quarter and first nine months of 1994 of $600,000 and $2,775,000, respectively, as a result of pretax losses, adjusted to reflect income items which are not subject to tax and the dividends received deduction. The provisions for taxes of $5,000,000 and $8,400,000 in the comparable 1993 periods include $2,900,000 for additional deferred taxes resulting from the increase in the Federal statutory rate from 34% to 35% enacted in August 1993. The balance of the 1993 provisions were based on pretax income, adjusted for the same items referred to above.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital

As reflected in the accompanying condensed financial statements working capital at September 30, 1994 was approximately $81,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $39,000,000.

Net cash provided by operating activities in the first nine months of 1994 approximated $17,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. As of September 30, 1994, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) ranging between three and fifteen years with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements have various maturity dates from 1995 to 2008.

The Company has an unsecured long-term credit facility of $500,000,000, of which $94,000,000 was used at September 30, 1994, and an unsecured short-term credit facility of $30,000,000, which was unused at that date. In March 1994, the Company sold 3,450,000 shares of its common stock for net proceeds of approximately $76,000,000, of which $50,000,000 was used to reduce amounts outstanding under the Revolving Credit Agreement. The remaining proceeds were added to working capital. At November 9, 1994, commitments with an aggregate unpaid cost of approximately $53,100,000 exist for the construction of three foreign flag bulk vessels scheduled for delivery in 1994 and 1995. In October 1994, the Company entered into a letter agreement providing for the construction of two foreign flag VLCCs scheduled to be delivered in 1996 and 1997, at an aggregate price of approximately $180,000,000.


Ratio of Earnings to Fixed Charges

There was a deficiency of earnings to fixed charges for the nine months ended September 30, 1994 of $17,887,000. This has been computed by subtracting the sum of income before Federal income taxes and fixed charges from fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial
Information

The accompanying financial statements as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES




                               PART II


Item 6(a). Exhibits

See Exhibit Index on page 18.

Item 6(b). Reports on Form 8-K

The registrant was not required to file any report on Form 8-K during the quarter ended September 30, 1994.

Ernst & Young LLP    787 Seventh Avenue          Phone: 212 773 3000
                     New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL
INFORMATION


To the Stockholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 1994 and the related condensed consolidated statements of operations and retained earnings for the three month and nine month periods ended September 30, 1994 and 1993 and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



November 9, 1994

                  OVERSEAS SHIPHOLDING GROUP, INC.
                               AND SUBSIDIARIES



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  November 10, 1994         S/ROBERT N. COWEN
       -----------------         ---------------------------------
                                 Robert N. Cowen
                                 Senior Vice President,
                                 Secretary and General Counsel



Date:  November 10, 1994         S/ALAN CARUS
       -----------------         ------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                            EXHIBIT INDEX









12.    Computation of Ratio of Earnings to Fixed Charges.

15.    Letter from Ernst & Young.

27.    Financial Data Schedule.

NOTE: Instruments authorizing long-term debt of the registrant and subsidiaries, which do not exceed
       10% of their total assets on a consolidated basis, are not being filed herewith. The registrant agrees to furnish a copy of each such instrument to the Commission upon request.



                  OVERSEAS SHIPHOLDING GROUP, INC.
                 RATIO OF EARNINGS TO FIXED CHARGES
            For the nine months ended September 30, 1994
                           (In thousands)
            Presented in connection with Amendment No. 1
  filed on November 9, 1993 to Registration Statement No. 33-50441




Loss before Federal income taxes                   ($ 4,671)

Adjustments of income related to
  companies owned less than 100%                     (2,010)

Interest expense                                     39,768

Proportionate share of interest of
  50% - owned companies                               6,984

Interest component of an operating
  lease                                               2,252

Amortization of capitalized interest                  1,764
                                                    -------

  Earnings                                          $44,087
                                                    =======


Interest expense                                    $39,768

Proportionate share of fixed charges
  of 50% - owned companies                            8,996

Capitalized interest                                 10,958

Interest component of an operating
  lease                                               2,252
                                                    -------

  Fixed charges                                     $61,974
                                                    =======

Deficiency of earnings available to cover
  fixed charges                                    ($17,887)
                                                  ==========

November 9, 1994






Securities and Exchange Commission
Washington, D. C. 20549

We are aware of the incorporation by reference in the Registration Statements (Form S-8 No. 33-44013 and Form S-3 No. 33-50441) of Overseas Shipholding Group, Inc. of our report dated November 9, 1994 relating to the unaudited condensed consolidated interim financial statements of Overseas Shipholding Group, Inc. which are included in its Form 10-Q for the quarter ended September 30, 1994.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                ERNST & YOUNG LLP









New York, New York