Form 10-K405
OVERSEAS SHIPHOLDING GROUP INC
filed 1995-03-30
CIK 75208

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
               ------------------------------------

                            FORM 10-K
                            ----------
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                           -------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 Commission File Number 1-6479-1
                                        ----------

                 OVERSEAS SHIPHOLDING GROUP, INC.
                ---------------------------------
     (Exact name of registrant as specified in its charter)

DELAWARE                                13-2637623
-------------------------------         ------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification Number)

1114 Avenue of the Americas, New York, New York       10036
-----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  212-869-1222

Securities registered pursuant to Section 12(b) of the Act:
Title of each class     Name of each exchange on which registered
-------------------     -----------------------------------------
Common Stock - (par            New York Stock Exchange
  value $1.00 per share)       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                       ------     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on March 21, 1995: $491,841,461. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

Number of shares of Common Stock outstanding at March 21, 1995:
36,216,833.

Documents incorporated by reference: portions of the registrant's Annual Report to Shareholders for 1994 (incorporated in Parts I and II); portions of the definitive proxy statement to be filed by the registrant in connection with its 1995 Annual Meeting of Shareholders (incorporated in Part III).

ITEM 1.   BUSINESS
-------  ---------
Overseas  Shipholding  Group, Inc.  (the  "registrant")  and  its subsidiaries  (collectively  the "Company")  constitute  a  major

international   shipping  enterprise  owning  and   operating   a

diversified  fleet of oceangoing bulk cargo vessels  (principally tankers  and  dry bulk carriers).  The Company's  operating  bulk fleet  consists  of  61  vessels  having  an  aggregate  carrying capacity  of  approximately 5,846,100  deadweight  tons  ("DWT"),

including  ten   ships  aggregating approximately  1,536,300  DWT

which  the  Company owns jointly with others  and  in  which  the

Company  has  at least a 49% interest.*  Sixteen vessels  in  the

Company's operating bulk fleet, which total approximately 993,350

DWT  and represent about 30% of the Company's investment in  bulk cargo  vessels at cost, are registered under the U.S.  flag;  the balance  are registered under foreign flags.  Forty-five  tankers account  for  78% of the total tonnage, and 15 dry bulk  carriers

and  a  pure  car  carrier account for the remainder.   A  single

company  and  its subsidiaries, for and under the  direction  and control  of  the  Company,  act  as agents in respect of the bulk fleet of the registrant's majority-owned subsidiaries and certain of its bulk shipping joint ventures.

------------------------
* Except as otherwise noted, references herein to the Company's "operating bulk fleet" are as of February 21, 1995. Such fleet includes eight vessels that are leased from financial institutions under bareboat charters having remaining terms of from 7 to 17 years, and two 94,000 DWT double-hulled Aframax tankers built in 1994, which the Company recently purchased and were delivered to the Company in March 1995, but does not include a 29,300 DWT petroleum barge, which is owned by a partnership in which the Company has a 50% interest, or the eight newbuildings currently on order which are more fully described under "Bulk Fleet Modernization and Expansion" below.

            Celebrity  Cruise  Lines  Inc.  (together  with   its

subsidiaries collectively "CCLI"), the passenger cruise  business joint venture which the Company  entered into in late 1992,  owns and operates cruise ships marketed primarily under the trade name

Celebrity  Cruises in the premium segment of the  industry.   The

Celebrity Cruises fleet presently consists of three cruise  ships

with  a  total passenger-carrying capacity of 3,834  berths.   In

addition,  CCLI  has  a budget-priced Fantasy  Cruises  division,

which consists of two vessels.  As of February 21, 1995, CCLI had on  order three new passenger cruise ships, all for the Celebrity fleet,  scheduled  for  delivery in late  1995,  1996  and  1997,

respectively,  which  will increase the Celebrity  Cruises  total

passenger-carrying   capacity  to   over   9,300   berths.    See

"Investment in Cruise Business" below.

            The   Company's  operating  bulk  fleet,  aggregating

approximately 5,846,100 DWT, represents approximately 1%  of  the

total  world  tonnage of oceangoing bulk cargo  vessels.   As  of

February  21,  1995,  the  Company had on  order  eight  vessels,

aggregating   over  two  million  DWT,  for   delivery   to   its

international  bulk  fleet.  See "Bulk  Fleet  Modernization  and

Expansion" below.

           The  Company charters its ships to commercial shippers

and  U.S.  and foreign governmental agencies for the carriage  of bulk  commodities, principally crude oil and petroleum  products,

coal, iron ore and grain.  Generally, each ship is chartered  for a  specific  period of time ("time charter"), or for  a  specific voyage  or voyages ("voyage charter").  Under the terms  of  time and voyage charters covering the Company's vessels, the ships are equipped  and operated by the Company and are manned by personnel in the Company's employ.  From time to time, the Company also has some  of  its  vessels on bareboat charter.  Under the  terms  of bareboat  charters, the ships are chartered for fixed periods  of time  (generally  medium- or long-term)  during  which  they  are operated and manned by the charterer.

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

American  and  European ports, from Mediterranean, West  African,

Arabian  Gulf  and  Far  East ports to European,  United  States,

Caribbean,  South American and Far East ports, and in the  United

States  coastwise  trade, and in carriage of  dry  cargo  between

United   States   ports   and  Far  East,  Caribbean,   European,

Mediterranean,  Black  Sea  and  Baltic  ports,   between   South

American, African and various European, Black Sea, Baltic and Far

East  ports,  and  from Australia to Japan,  Korea  and  European

ports.   The  Company  does not employ any container  or  similar

vessels in its operation.

          Revenues from carriage of petroleum and its derivatives

represented  approximately  78% of the  voyage  revenues  of  the registrant and its majority-owned subsidiaries for 1994, 75%  for

1993  and  78%  for 1992.  Revenues from carriage  of  dry  cargo accounted  for the balance of such voyage revenues  for  each  of those years.  The carriage of petroleum and its derivatives  also accounted  for  the  majority  of  the  voyage  revenues  of  the

Company's   bulk   shipping   joint   ventures.    The   relative

contributions to voyage revenues of the various types of  cargoes carried  may  vary from year to year, depending upon  demand  for particular kinds of carriage and the purposes for which  and  the terms on which the ships are chartered.

           As  of  February 21, 1995, with the exception of  four

U.S.-flag crude oil carriers, all of the vessels in the Company's operating  bulk fleet were employed.  Forty-six of these  vessels were chartered to non-governmental commercial shippers.  These 46 ships  include  eight U.S.-flag ships and 38 foreign-flag  ships,

which  together  represent  approximately  83%  of  the  combined carrying capacity of the Company's operating bulk fleet.  Of  the remaining ships in the Company's operating bulk fleet, four U.S.-

flag  ships  and  five foreign-flag ships were under  charter  to foreign or U.S. governmental agencies.


U.S.-FLAG AND FOREIGN-FLAG OPERATIONS
-------------------------------------
           The  Company's U.S.-flag and foreign-flag bulk  fleets

operate  substantially in separate markets.  The Company believes that  ownership of a diversified fleet, with vessels of different flags,  types  and sizes and with operating flexibility,  enables the  Company  to  take advantage of chartering opportunities  for domestic  and  international shipment  of  bulk  commodities  and thereby  cushion  the effects of weakness in particular  markets.

Information about the Company's operations under U.S. and foreign flags for the three years ended December 31, 1994 is set forth in the  table  in  Note  B  to  the Company's  financial  statements

incorporated  by  reference in Item  8  below.   For  information

regarding  the  revenues and net income  of  the  Company's  bulk shipping  joint ventures for the three years ended  December  31,

1994,   see   Note  E  to  the  Company's  financial   statements

incorporated by reference in Item 8 below.

           In  each of the years 1994, 1993 and 1992 the  Company

had  one  charterer  (BP  Oil Company, USA)  from  which  it  had revenues in excess of 10% of revenues from voyages, amounting  in

1994  to  approximately $63.7 million, in 1993  to  approximately

$73.7 million, and in 1992 to approximately $84.3 million.


U.S. DOMESTIC AND PREFERENCE TRADES
-----------------------------------
           Under  the  Jones Act, shipping between United  States

coastal ports, including the movement of Alaskan oil, is reserved by  law  primarily to U.S.-flag vessels, owned by U.S.  citizens,

crewed  by U.S. seafarers, and built in the United States without

construction    subsidies   and   operated   without    operating

differential subsidies.  The Company owns the largest independent

fleet   of  unsubsidized  U.S.-flag  tankers  and  is   a   major

participant in the Alaskan oil trade.

           Demand for tonnage in the Alaskan oil trade depends on

the volume of crude shipped out of Alaska and its distribution to ports at varying distances from the source.  In recent years, the amount  of  crude shipped on the long-haul route to the  Gulf  of

Mexico,  via  the Panama Pipeline, has fallen sharply,  and  this development has reduced tonnage requirements.  Alaskan crude  oil shipments  are the main source of employment for U.S.-flag  crude carriers  and are carried mostly on unsubsidized U.S.-flag  crude carriers  of  over 60,000 DWT.  By law, exports of Alaskan  crude oil  are  effectively prohibited.  Initiatives are under  way  in

Washington to permit the export of Alaskan crude oil,  which,  if successful,  are expected to provide significant  new  employment opportunities for the Company's U.S.-flag tanker fleet.

           Vessels built with construction differential subsidies

and  operated with operating differential subsidies  ("ODS")  are not permitted in the Jones Act trade.  Under an interpretation of the  law  by  the  Maritime Administration,  tankers  built  with subsidies have been deemed eligible for full coastwise privileges when  they  reach  20 years of age and their ODS  contracts  have

expired.   The  Company  believes  that  this  interpretation  is

contrary  to law and has commenced litigation seeking to overrule

it.   Recently,  there have been increased calls  by  members  of

Congress and efforts to reduce or eliminate cargo preference and,

in  some cases, to weaken the long-standing requirement that U.S.

coastwise  trade be conducted by U.S.-flag Jones Act  ships.   If

such  changes were implemented, they would adversely  affect  the already diminished U.S.-flag merchant marine.

           United  States  military cargo must be transported  on

U.S.-flag vessels, if available.  The Merchant Marine Act,  1936,

as  amended,  requires  that preference  be  given  to  U.S.-flag vessels, if available at reasonable rates, in the shipment of  at least  half of all U.S. government-generated cargoes and  75%  of

food-aid   cargoes.  Half  of  the  imports  into  the  Strategic

Petroleum Reserve, a U.S. government procurement program, must be transported on U.S.-flag vessels.

      Vessels  in  the Company's operating bulk fleet  have  been chartered  from time to time to the Military Sealift  Command  of the  United States Navy ("MSC"), and to recipient nations for the carriage  of grain and other cargoes under United States  foreign

aid  and  agricultural  assistance  programs.   Charters  to  MSC

reflect  in  large  part the requirements of  the  United  States military  for  waterborne carriage of cargoes, and,  accordingly,

depend  in  part  on world conditions and United  States  foreign policy.


EMPLOYMENT OF VESSELS
---------------------
           The  bulk  shipping industry is highly fragmented  and

competitive.  The Company competes in its charter operations with other owners of U.S. and foreign-flag tankers and dry cargo ships operating on an unscheduled basis similar to the Company and,  to some  extent,  with owners operating cargo ships on  a  scheduled basis.  About one third of the world's tanker tonnage is owned by oil  companies  and  is  primarily engaged  in  the  carriage  of proprietary cargoes.  In chartering vessels to the United  States government, the Company competes primarily with other  owners  of

U.S.-flag  vessels.   U.S.-flag  product  carriers,  whose  trade

demand  are closely linked to changes in regional energy  demands and in refinery activity, also compete with pipelines, oceangoing barges,  and,  with  regard to imports from abroad,  foreign-flag product carriers.  In the spot and short-term charter market, the

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

United  States and international bulk shipping markets and  other factors.  Although medium- and long-term charter business avoids,

to some extent, the sharp rate fluctuations characteristic of the spot  or  voyage  markets, the availability of such  business  in recent  years  has been relatively limited, and, when  available,

rates of return have generally been unattractive.

           For  additional  information as of February  21,  1995

regarding  the 61 vessels in the Company's operating bulk  fleet,

including  information as to the employment of such vessels,  see the  table in the "To Our Shareholders" section (page 2), and the

"International Bulk Fleet" and "U.S. Bulk Fleet" tables (pages 10 and  11),  of the registrant's Annual Report to Shareholders  for

1994, which tables are incorporated herein by reference.



ENVIRONMENTAL MATTERS RELATING TO BULK SHIPPING
-----------------------------------------------
           Over  the past five years, the bulk shipping  industry

has   experienced   a  more  stringent  regulatory   environment.

Classification societies, governmental authorities and charterers have  strengthened their inspection programs, and there has  been an increasing reluctance among charterers to accept older vessels due to safety and pollution concerns.

       OPA  90.   The  Oil  Pollution  Act  of  1990  ("OPA  90")

significantly expands the liability of a vessel owner or operator

(including  a  bareboat  charterer), for  damage  resulting  from spills in U.S. waters (up to 200 miles offshore).  OPA 90 applies

to  all  U.S.  and  foreign-flag  vessels.   Some  operators  are

reluctant to trade their vessels to the United States because  of

OPA 90.

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

1, 2015.

           The  double-hull requirement will not begin to  affect

the  Company's existing tanker fleet until near the  end  of  the decade, with most of the Company's vessels not affected until the

next  decade.   Each  of the 16 vessels in the Company's  current

fleet to which the double-hull requirements are expected to apply in  the  next  nine years will be at least 23 years  old  on  the applicable double-hull requirement date and consequently near the end of its economic life.

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

United  States  Coast  Guard and has received  approval  of  such plans.

           Under  new, more stringent U.S. Coast Guard  financial

responsibility regulations issued pursuant to OPA 90, all tankers entering  U.S. waters on or after December 28, 1994 were required to obtain Certificates of Financial Responsibility ("COFRs") from the  Coast  Guard  demonstrating substantially greater  financial capability  to meet potential spill liabilities.  Prior  to  that date, the Company obtained such COFRs for all the vessels in  its

U.S.-flag and international flag tanker fleets.

           INTERNATIONAL REQUIREMENTS.  In addition to the OPA 90

requirements,  the  International Maritime  Organization  ("IMO")

adopted regulations that will phase out all single-hulled tankers

in   international  waters  at  25  years  of  age  unless  other

environmental  safety  steps  are taken.   IMO  regulations  also

require double-hulls or equivalent tanker designs for newbuilding orders.

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

            The   Company   believes  that  as  the   double-hull

requirements  imposed  by U.S. law and international  conventions

become  applicable,  some older vessels will  be  scrapped.   The

impact of the double-hull requirements of the IMO regulations  on the  Company's  vessels will not be significantly different  from the impact of the double-hull requirements of OPA 90.  All of the tankers the Company has on order will be double-hulled.

       INSURANCE.   Consistent  with  the  currently   prevailing

practice in the industry, the Company presently carries a minimum of  $700  million of pollution coverage per occurrence  on  every vessel  in  its  fleet.  While the Company has historically  been able  to obtain such insurance at commercially reasonable  rates,

no  assurances can be given that such insurance will continue  to be available in the future.


BULK SHIPPING MARKETS
---------------------
           Information regarding the international bulk  shipping

markets  and  the  markets for U.S.-flag vessels,  including  the

Alaskan  oil trade, is set forth in the text of the "Global  Bulk

Shipping   Markets"  section  (pages  14  through  16)   of   the

registrant's  Annual  Report  to  Shareholders  for  1994,  which information is incorporated herein by reference.


BULK FLEET MODERNIZATION AND EXPANSION
---------------------------------------
           The  Company is engaged in a major fleet modernization

program.    This  entails  periodically  selling  older  vessels,

placing   newbuilding  orders  and  purchasing  existing   modern

tonnage,  when  available at attractive  prices.   The  Company's

newbuilding program totals eight ships aggregating more than  two million DWT.

          NEWBUILDING ORDERS:  In 1994, the Company took delivery

of   four  93,300  DWT  double-hulled  Aframax  tankers  for  its international  fleet,  and placed orders for  four  double-hulled very large crude carriers ("VLCCs").  Two of these VLCCs, 269,650

DWT  tankers, were ordered with a joint venture partner and  will commence  eight-year charters to the partner when the  ships  are delivered in December 1996 and March 1997.  The other two  VLCCs,

302,150 DWT vessels, are scheduled for delivery in late 1996  and early 1997.  In late 1995, the Company will take delivery of  two

double-hulled  VLCCs, each 295,250 DWT, ordered  in  1993.   Upon

delivery  of  the  six VLCCs, over half of the  Company's  tanker tonnage  will  either be totally double-hulled  or  protected  by double  sides  or  double bottoms.  On the  dry  bulk  side,  the

Company in 1995 placed orders for two 158,100 DWT Capesize  ships for  delivery  in late 1996 and early 1997.  All of  these  eight ships  are being built by major shipbuilders (six in South  Korea and  two  in  Japan) for delivery to the Company's  international

fleet.   The  commitments for these eight  vessels  are  in  U.S.

Dollars; for additional information as of February 21, 1995 about the  commitments, see Notes E and L(1) to the Company's financial statements incorporated by reference in Item 8 below.

           PURCHASES:  In 1995, the Company purchased two  94,000

DWT  double-hulled Aframax tankers built in 1994, which were each delivered  to  the  Company in March 1995 for  its  international fleet.

          SALES:  In 1994, the Company sold four foreign-flag dry

bulk carriers and a 50%-owned foreign-flag single-hulled VLCC.

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



EMPLOYEES
---------
            At   February   21,   1995,  the   Company   employed

approximately 2,000 seagoing personnel to operate its ships.  The

Company has collective bargaining agreements with three different maritime  unions,  covering seagoing personnel  employed  on  the

Company's  U.S.-flag  vessels, which  agreements  are  in  effect through June 15, 1996 with one of the unions and through June 15,

2000  with  two  of the unions.  Under the collective  bargaining agreements,  the  Company is obligated to make  contributions  to pension  and  other welfare programs.  The Company believes  that its relations with its employees are satisfactory.


U.S. SUBSIDIES
--------------
          To encourage private investment in U.S.-flag ships, the

Merchant Marine Act of 1970 permits deferral of taxes on earnings deposited  into  capital construction funds  and  amounts  earned thereon,  which  can be used for the construction or  acquisition of,  or  retirement  of  debt  on,  qualified  U.S.-flag  vessels

(primarily   those   limited  to  United   States   foreign   and

noncontiguous domestic trades).  The registrant is a party to  an

agreement  under  the  Act.   Under the  agreement,  the  general

objective is (by use of assets accumulated in the fund)  for  two vessels to be constructed or acquired by the end of 1999.  If the agreement is terminated or amounts are withdrawn from the capital construction  fund for non-qualified purposes, such amounts  will then be subject to Federal income taxes.  Provision has been made in  the Company's financial statements for deferred taxes on  the amounts  deposited in the capital construction fund  and  on  the earnings thereon.  Monies can remain tax deferred in the fund for a maximum period of twenty-five years (commencing January 1, 1987 for deposits prior thereto).  See the second paragraph of Note  J to  the  Company's financial statements incorporated by reference in Item 8 below.

          The Company does not receive any operating differential

subsidies  or any construction differential subsidies  under  the

Merchant Marine Act, 1936, as amended.


INVESTMENT IN CRUISE BUSINESS
-----------------------------
           The  Company owns a 49% equity investment in Celebrity

Cruise  Lines  Inc. (together with its subsidiaries  collectively

"CCLI"),  a  joint  venture formed in late  1992  that  owns  and operates  five cruise vessels.  CCLI functions as an equal  joint venture and the approval of both shareholders is required for all substantive  policy matters.  All debt of the  joint  venture  is nonrecourse  to  the joint venture partners.  It  is  anticipated that  CCLI's earnings will be reinvested in the cruise  business,

and accordingly the Company has made no provision for U.S. income taxation with respect to its share of CCLI's earnings.

           CCLI markets its ships primarily under the brand  name

Celebrity Cruises, which is a leading provider of cruises in  the

premium  segment  of  the  North  American  cruise  market.   The

Celebrity  Cruises  fleet  consists of  three  ships  --  ZENITH,

HORIZON  and  MERIDIAN  -- having a total  of  3,834  berths  and sailing mainly in the Caribbean and to Bermuda.

           Two vessels operated in 1994 as part of CCLI's budget-

priced  Fantasy Cruises division.  One of these ships,  BRITANIS,

was chartered in late 1994 to the U.S.  Military Sealift Command,

while  the division's other ship, AMERIKANIS, sailed on  European itineraries.

           The  1994 results for CCLI were below those  of  1993.

CCLI  incurred  a  loss in the third quarter, normally  its  most profitable quarter of the year, due to the 11-day withdrawal of a ship  from  service  in July 1994, following  isolated  cases  of

Legionnaires' disease among passengers.  In addition, the premium segment of the industry experienced greater pricing pressures  in the  last  quarter of the year as the volume of overall  bookings declined.

           During 1993, CCLI's first full year of operation, CCLI

contracted  to  build two cruise ships (to be named  CENTURY  and

GALAXY)  which are scheduled for delivery in late 1995 and  1996,

respectively, and in 1994 CCLI exercised its option  to  build  a

third  sistership  scheduled for delivery in  late  1997.   These

vessels  are  all  for the Celebrity Cruises  fleet.  This  fleet expansion  will increase Celebrity's passenger-carrying  capacity to  over  9,300  berths and is expected to provide  economies  of scale  in  operations  and marketing as well  as  increase  brand recognition  of Celebrity Cruises.  The contracts  are  with  the same  European shipyard that built the two newest  ships  in  the

Celebrity  Cruises  fleet.  The contracts provide  for  shipyard-

arranged  long-term  bank financing to  CCLI  for  a  substantial portion  of  the cost of each vessel.  For additional information about CCLI and its fleets and the CCLI commitments as of February

21,  1995, see the text of the "CCLI" section (pages 17 and  18),

including  the Celebrity Cruises fleet table (page 17),  and  the

CCLI  fleet table (page 11) of the registrant's Annual Report  to

Shareholders  for 1994, which information is incorporated  herein by  reference,  and Note D to the Company's financial  statements incorporated by reference in Item 8 below.


           COMPETITION.  CCLI operates its vessels  primarily  in

the   North   American   cruise  market,   which   accounts   for

approximately 80% of the total cruise passengers carried.     The

North  American  cruise  market is  characterized  by  large  and generally  well-capitalized companies and is highly  competitive.

There  are  four companies in the industry each of  which  has  a fleet  with  an aggregate number of berths in excess  of  10,000,

substantially  more  berths than CCLI's  current  fleet.   Larger

capacity  affords  fleet  owners  certain  economies  of   scale.

According to recently published data, the largest three companies

have   about  46%  of  total  capacity,  and  the  largest  seven companies,  including  CCLI,  have  approximately  75%  of  total capacity.

           Capacity additions in the North American cruise market

averaged  7% per year during the past decade versus  the  9%  per year  growth  in  demand (measured by the  number  of  passengers

carried).   In  1994, capacity increases slowed to  1%  as  6,300

berths  were  added and nearly 5,400 berths were removed  through

retirements,  redeployments  and shutdowns.   At  year-end  1994,

North  American  cruise  capacity was  estimated  to  be  105,000 berths.

           Consolidation  continues in the  industry.   CCLI  and

three  other  cruise  companies account  for  91%  of  the  total capacity additions slated for 1995 through 1998.  On the basis of the newbuilding orderbook, recently published data forecasts that capacity  will  increase  7%  in 1995,  and  before  taking  into consideration  any  retirements and deletions from  the  existing fleet,  capacity is expected to increase 13% in 1996 and  10%  in

1997.

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

convention,  which became effective in 1980 and was last  amended in  1992,  established minimum safety, fire prevention  and  fire

protection  standards  (the "SOLAS '74  standards").   Under  the

amended  SOLAS  requirements,  all  passenger  ships  must   have

upgraded fire detection and fire protection systems by October 1,

1997.  The schedule for compliance with certain other aspects  of the  amended requirements for passenger vessels currently meeting

SOLAS  '74  standards  extends  until  2005  or  15  years  after construction, whichever is later.

          Since substantial capital expenditures may be needed to

bring  older  vessels into compliance with the SOLAS requirements that become applicable in 1997, it is likely that some ships  for which  such capital expenditures would not be economical will  be removed  from the market.  About 40,000 berths are on ships  that

are  expected  to  need  the 1997 SOLAS mandated  upgrades.   The

actual   number   of  deletions  will  depend  upon   shipowners'

willingness to incur the potentially significant cost  needed  to

bring  a  vessel  up to the required standards.   Two  of  CCLI's

Celebrity  vessels were delivered in 1990 and 1992, respectively,

and  the  third was rebuilt in 1990.  Based on present estimates,

any  work  necessary for these vessels to meet SOLAS requirements

applicable   in  1997  can  be  done  without  material   capital

expenditures.


ITEM 2.   PROPERTIES
------    ----------
          See Item 1.



ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------
           The  Company  and CCLI are parties,  as  plaintiff  or

defendant,  to various suits in the ordinary course  of  business for  monetary relief arising principally from personal  injuries,

collision  or other casualty and to claims arising under  charter parties. All such personal injury, collision and casualty  claims against  the  Company  and CCLI are fully  covered  by  insurance

(subject  to  deductibles not material in amount).  Each  of  the

other  claims  involves  an  amount  which  in  the  opinion   of

management  is  not  material  in relation  to  the  consolidated

current   assets  of  the  Company  as  shown  in  the  Company's

Consolidated  Balance Sheet as at December 31, 1994, incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

                             None.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

                                                   Has Served as
Name                     Age     Position Held       Such Since
----                     ---     -------------     -------------

Morton P. Hyman          59      President         October 1971

Michael A. Recanati      37      Executive         February 1993
                                 Vice President,
                                 Treasurer         June 1994

Robert N. Cowen          46      Senior Vice       February 1993
                                 President,
                                 Secretary,        June 1982
                                 General Counsel   November 1989

Alan Carus               56      Controller        December 1987


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

1995,  and until the election and qualification of his successor.

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

Cowen has served as a director of the registrant since June 1993,

as  an  officer  and  director  of certain  of  the  registrant's subsidiaries during the past five years, and as a director of MOC since January 1991.  Mr. Alan Carus has served as an officer  and director  of certain of the registrant's subsidiaries during  the past  five years; he has also served as a senior officer  of  MOC during the past five years.



                             PART II
                            --------
           The  information called for by Items 5  through  8  is

incorporated   herein  by  this  reference  from  the   following

respective  portions and page numbers of the registrant's  Annual

Report to Shareholders for 1994:



             Item                  Incorporated from:
             ----                  -----------------

ITEM 5.Market for Registrant's    Last  three paragraphs under
------ Common Equity and Related  "Shareholder Information" on
       Stockholder Matters        inside back cover; "Stock
       -------------------------  Price and Dividend Data" table
                                  on last  page (page  22)  of
                                  "Management's Discussion and
                                  Analysis" section.

ITEM 6.Selected Financial Data     The information for the years
------ -----------------------     1990 through 1994 under
                                   "Eleven-Year Statistical
                                   Review" section (pages 38 and
                                   39).

ITEM 7.Management's Discussion    Information set forth in text
------ and Analysis of Financial  of "Management's Discussion
       Condition and Results of   and Analysis" section (pages
       Operations                 19 through 22).
       -------------------------

ITEM 8.Financial Statements and   "Consolidated Statements  of
------ Supplementary Data         Operations and Retained
       ------------------------   Earnings", "Consolidated
                                  Balance Sheets", "Consolidated
                                  Statements of Cash Flows",
                                  "Notes to Consolidated
                                  Financial Statements" and
                                  "Report of Independent
                                  Auditors" sections (pages 23
                                  through 37).

               Additional Supplementary Data -
               Ratio of Earnings to Fixed Charges
               ----------------------------------

               There was a deficiency of earnings to fixed charges for 1994 of $26,977,000. This has been computed by subtracting the sum of loss before Federal income
           taxes  and  fixed charges from fixed  charges.   Fixed
           charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.


ITEM 9.Changes in and Disagreements with Accountants on
------ Accounting and Financial Disclosure
       -------------------------------------------------

                             None.


                            PART III
                           ---------


           The  information called for by Items  10  through  13,

except  for  the information set forth in Part I above  regarding the  executive officers of the registrant, is incorporated herein by  this reference from the following respective portions of  the definitive  proxy  statement to be filed  by  the  registrant  in connection with its 1995 Annual Meeting of Shareholders.


            Item                      Incorporated from:
            ----                      -------------------
ITEM 10.  Directors  and  Executive   "Election of Directors"
-------   Officers of the Registrant
          --------------------------

ITEM 11.  Executive  Compensation     "Compensation and Certain
-------   --------------------------  Transactions"*

ITEM 12.  Security Ownership of       "Election of Directors"
-------   Certain Beneficial Owners   and  "Information  as  to
          and Management              Stock Ownership"
          --------------------------

ITEM 13.  Certain Relationships and   "Election of Directors" and
-------   Related Transactions        "Compensation and Certain
          --------------------------  Transactions"*


-----------------

*  Excluding   material  under  "Stockholder  Return  Performance
   Presentation"  and  "Executive  Compensation  Report  of   the
   Executive   Compensation  Committee  and  the   Stock   Option
   Committee".


                             PART IV
                             -------

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
-------   Form 8-K
          -------------------------------------------------------

          (a)  See the accompanying index to financial statements

and schedules, and the accompanying Exhibit Index.

           (b)  Reports on Form 8-K:  The registrant did not file

any  report  on  Form 8-K during the quarter ended  December  31,

1994.

                           SIGNATURES
                           ----------

    Pursuant  to the requirements of Section 13 or 15(d)  of  the

Securities  Exchange Act of 1934, the registrant has duly  caused this  report  to  be  signed  on its behalf  by  the  undersigned thereunto duly authorized.


                            OVERSEAS SHIPHOLDING GROUP, INC.



                            By:     S/Michael A. Recanati
                                --------------------------------
                                    Michael A. Recanati
                            Executive Vice President & Treasurer



Date:  March 29, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each of such persons appoints Morton P. Hyman and Michael A. Recanati, and each of them, as his agents and attorneys-in-fact, in his name, place and stead in all capacities, to sign and file with the SEC any amendments to this report and any exhibits and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact or either of them may lawfully do or cause to be done by virtue of this power of attorney.

                                By   S/Morton P. Hyman
                                  ------------------------------
                                  Morton P. Hyman, Principal
                                  Executive Officer and Director

                                By   S/Michael A. Recanati
                                  ------------------------------
                                  Michael A. Recanati, Principal
                                  Financial Officer and Director

                                By   S/Alan Carus
                                  ------------------------------
                                  Alan Carus, Controller

                                By   S/Ran Hettena
                                  ------------------------------
                                  Ran Hettena, Director

                                By   S/George C. Blake
                                  ------------------------------
                                  George C. Blake, Director

                                By   S/Solomon N. Merkin
                                  ------------------------------
                                  Solomon N. Merkin, Director

                                By   S/William L. Frost
                                  ------------------------------
                                  William L. Frost, Director

                                By   S/Joel I. Picket
                                  ------------------------------
                                  Joel I. Picket, Director

                                By   S/Thomas H. Dean
                                  ------------------------------
                                  Thomas H. Dean, Director

                                By   S/Robert N. Cowen
                                  ------------------------------
                                  Robert N. Cowen, Director
Date:  March 29, 1995

FORM 10-K--ITEM 14(a) (1) and (2)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Overseas Shipholding Group, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1994 are incorporated by reference in Item 8:

     Consolidated Balance Sheets--December 31, 1994 and 1993
     Consolidated Statements of Operations and Retained Earnings--
          Years Ended December 31, 1994, 1993 and 1992
     Consolidated Statements of Cash Flows--
          Years Ended December 31, 1994, 1993 and 1992
     Notes to Financial Statements --December 31, 1994

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          Exhibit Index

  3(i)    Certificate  of  Incorporation of  the  registrant,  as
          amended  to  date  (filed  as  Exhibit  3(a)   to   the
          registrant's Form 10-K for 1988 and incorporated herein by reference).

 3(ii) By-Laws of the registrant, as amended to date (filed via EDGAR as Exhibit 3(ii) to the registrant's Form
          10-K for 1993 and incorporated herein by reference).

*4(a)     Amended  and  Restated  Credit Agreement  dated  as  of
          February 9, 1990, as amended and restated as of October
          31, 1994, among the registrant, two subsidiaries of the registrant and certain banks.

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

 4(d)(1) Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed via EDGAR as Exhibit 4(d)(1) to the registrant's Form 10-K for 1993 and incorporated herein by reference).

 4(d)(2) Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed via EDGAR as Exhibit 4(d)(2) to the registrant's Form 10-K for 1993 and incorporated herein by reference).

 4(d)(3)  Form of 8% Notes due December 1, 2003 of the registrant
          (filed via EDGAR as Exhibit 4(d)(3) to the registrant's
          Form   10-K   for  1993  and  incorporated  herein   by
          reference).

 4(d)(4) Form of 8-3/4% Debentures due December 1, 2013 of the registrant (filed via EDGAR as Exhibit 4(d)(4) to the registrant's Form 10-K for 1993 and incorporated herein by reference).

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

*10(d)(2) Form  of  Amendment  dated as of  January  1,  1975  to
          General Services Agreement between the registrant and Maritime Overseas Corporation (previously filed more than 10 years ago and refiled herewith).

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

*10(d)(6) Form  of  Amendment dated as of July 1, 1994 to General
          Services  Agreement between the registrant and Maritime
          Overseas Corporation.

*10(e)(1) Form  of  Letter Agreement dated as of August  9,  1973
          between    the   registrant   and   Maritime   Overseas
          Corporation (previously filed more than 10 years ago and refiled herewith).

*10(e)(2) Form of Letter Agreement dated as of August 9, 1973  by
          Maritime Overseas Corporation (previously filed more than 10 years ago and refiled herewith).

*10(e)(3) Form of Letter Agreement dated as of August 9, 1973  by
          Maritime Overseas Corporation (previously filed more than 10 years ago and refiled herewith).

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

*10(g)(1) Form   of   Management  Agreements  between    Maritime
          Overseas Corporation and each of First United Shipping Corporation, Interocean Tanker Corporation, Second United Shipping Corporation and Third United Shipping Corporation (previously filed more than 10 years ago and refiled herewith).

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

*10(g)(3) Form  of  Amendment  No.  3  to  Management  Agreements
          between Maritime Overseas Corporation and each of First United Shipping Corporation, Interocean Tanker Corporation, Second United Shipping Corporation and Third United Shipping Corporation.

*10(g)(4) Form  of  Company  Service Employees Agreement  between
          Maritime  Overseas Corporation and each of First  Union
          Tanker Corporation and Second Union Tanker Corporation.

 10(h)(1) Agreement  dated April 1, 1992 between  the  registrant and Maritime Overseas Corporation (filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference).

 10(h)(2) Letter  Agreement dated November 9, 1993  amending  the
          Agreement dated April 1, 1992 referred to above (filed via EDGAR as Exhibit 10(h)(2) to the registrant's Form 10-K for 1993 and incorporated herein by reference).

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

*10(k)    Supplemental   Executive   Retirement   Plan   of   the
          registrant, as amended and restated as of January 1, 1995.

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

*12       Computation of Ratio of Earnings to Fixed Charges.

*13 Such portions of the Annual Report to security holders for 1994 as are expressly incorporated herein by reference.

*21       List of subsidiaries of the registrant.

*23       Consent of Independent Auditors of the registrant.

*27       Financial Data Schedule.

          NOTE:   The  Exhibits  which have not  previously  been
          filed or listed or are being refiled are marked with an asterisk (*).



          List of Executive Compensation Plans and Arrangements -
          See Exhibits 10(k), 10(l)(1) and (2), and 10(m) above.