Form 10-Q
period 1995-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1995-05-15
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       ----------------------

                              FORM 10-Q
                             ----------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               March 31, 1995
               --------------

               OR

               ( ) TRANSITION REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from --------
               to ---------

                                             COMMISSION FILE NO.
                                                   1-6479-1
                                             -------------------

                  OVERSEAS SHIPHOLDING GROUP, INC.
                  --------------------------------
          (Exact name of registrant as specified in its charter)


           DELAWARE                              13-2637623
- -------------------------------              -------------------
(State or other jurisdiction of              (IRS Employer Identi-
incorporation or organization)                    fication No.)

1114 Avenue of the Americas, New York, New York        10036
- ----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
  area code                                     (212) 869-1222
                                             ------------------

                              No Change
- -------------------------------------------------------------------
Former name, former address and former fiscal year, if
               changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES  X   NO

Common Shares outstanding as of May 10, 1995 - 36,217,346

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1995 AND DECEMBER 31, 1994

                                               MARCH            DECEMBER
                                               31, 1995         31, 1994 (A)
                                              (UNAUDITED)

                               ASSETS

Current Assets:
 Cash, including interest-bearing deposits
   of $144,746,000 and $88,490,000           $  155,371,000    $  100,034,000
 Receivables                                     32,998,000        33,804,000
 Prepaid expenses                                30,448,000        26,868,000
                                             --------------    --------------
   Total Current Assets                         218,817,000       160,706,000

Investments in Marketable Securities             24,861,000        36,052,000
Capital Construction and Restricted Funds       110,137,000       105,570,000
Vessels, at cost, less accumulated
   depreciation of $514,056,000 and
   $500,477,000 - Note F                      1,145,076,000     1,063,784,000
Vessels Under Capital Leases, less
   accumulated amortization of $142,742,000
   and $140,020,000                             116,736,000       119,457,000
Investment in Celebrity Cruise Lines
   Inc. - Note B                                229,380,000       230,642,000
Investments in Bulk Shipping Joint
   Ventures - Note C                             84,167,000        82,894,000
Other Assets                                     88,639,000       106,304,000
                                             --------------    --------------
                                             $2,017,813,000    $1,905,409,000
                                             ==============    ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                            $    3,983,000    $    4,563,000
 Sundry liabilities and accrued expenses         41,966,000        39,242,000
                                             --------------    --------------
                                                 45,949,000        43,805,000
 Current installments of long-term debt -
   Note F                                        15,161,000        17,638,000
 Current obligations under capital leases         9,847,000         9,737,000
                                             --------------    --------------
   Total Current Liabilities                     70,957,000        71,180,000

Advance Time Charter Revenues                     4,563,000         4,828,000
Long-term Debt - Note F                         871,034,000       749,185,000
Obligations Under Capital Leases                159,514,000       160,871,000
Minority Interest                                 3,670,000         3,803,000

Deferred Federal Income Taxes ($99,670,000
   and $102,170,000) and Deferred Credits -
   Note E                                       103,184,000       105,763,000

Shareholders' Equity - Notes E and H:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 shares                    39,591,000        39,591,000
 Paid-in Additional Capital                      93,634,000        93,599,000
 Retained Earnings                              728,846,000       737,583,000
                                             --------------    --------------
                                                862,071,000       870,773,000
 Less - cost of Treasury Stock - 3,373,926
   and 3,380,838 shares                          49,415,000        49,491,000
                                             --------------    --------------
                                                812,656,000       821,282,000
 Less - net unrealized loss on
   marketable securities                          7,765,000        11,503,000
                                             --------------    --------------
    Total Shareholders' Equity                  804,891,000       809,779,000
Commitments and Other Comments - Note H
                                             --------------    --------------
                                             $2,017,813,000    $1,905,409,000

                                             ==============    ==============

(A) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                                            (UNAUDITED)

                                                  MARCH            MARCH
                                                  31, 1995         31, 1994

                                                  ------------     ------------
Shipping Revenues:
  Revenue from voyages                            $105,743,000     $ 98,805,000
  Income attributable to bulk shipping joint
    ventures - Note C                                1,202,000        1,693,000
                                                  ------------     ------------
                                                   106,945,000      100,498,000
                                                  ------------     ------------
Shipping Expenses:
  Vessel and voyage - Note D                        65,939,000       64,047,000
  Depreciation of vessels and amortization
     of capital leases                              16,475,000       14,848,000
  Agency fees - Note D                               7,582,000        7,548,000
  General and administrative                         3,042,000        3,296,000
                                                  ------------     ------------
                                                    93,038,000       89,739,000
                                                  ------------     ------------
Income from Vessel Operations                       13,907,000       10,759,000
Equity in Results of Celebrity Cruise Lines
    Inc. - Note B                                   (1,261,000)       1,683,000
Other Income/(expense) (net) - Note G               (  665,000)       6,110,000
                                                  ------------     ------------
                                                    11,981,000       18,552,000
Interest Expense                                    16,587,000       11,821,000
                                                  ------------     ------------

Income/(loss) before Federal Income Taxes           (4,606,000)       6,731,000
Provision/(credit) for Federal Income Taxes
  (all deferred) - Note E                           (1,300,000)       1,715,000

                                                  ------------     ------------

Net Income/(loss)                                   (3,306,000)       5,016,000
Retained Earnings at beginning of period           737,583,000      764,987,000
                                                  ------------     ------------
                                                   734,277,000      770,003,000
Cash Dividends Declared                              5,431,000        4,912,000
                                                  ------------     ------------
Retained Earnings at end of period                $728,846,000     $765,091,000
                                                  ============     ============

Per Share Amounts - Note H:

  Net income/(loss)                                   ($.09)         $.15
                                                       ====          ====
Cash dividends declared                                $.15          $.15
                                                       ====          ====













                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                                         (UNAUDITED)

                                             MARCH           MARCH
                                             31, 1995        31, 1994

Net cash provided by Operating Activities    $ 20,216,000    $  9,407,000
                                             ------------    ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities          (   414,000)     (6,192,000)
  Proceeds from sales of marketable
    securities                                 12,211,000       9,234,000
  Proceeds from disposal of other
    investments                                 8,609,000
  Additions to vessels                        (94,872,000)    (72,702,000)
  Proceeds from disposal of vessels                            11,608,000
  Other - net                                  (3,217,000)      1,171,000
                                              -----------     ------------
    Net cash used in investing activities     (77,683,000)    (56,881,000)
                                              -----------     ------------

Cash Flows from Financing Activities:
  Issuance of Common Stock                                     76,004,000
  Issuance of long-term debt                  125,000,000
  Payments on long-term debt and
    obligations under capital leases           (6,875,000)    (48,066,000)
  Cash dividends paid                          (5,431,000)     (4,912,000)
  Other - net                                     110,000         298,000
                                             ------------    ------------
    Net cash provided by
      financing activities                    112,804,000      23,324,000
                                             ------------    ------------
Net Increase/(decrease) in Cash                55,337,000     (24,150,000)
Cash, including interest-bearing
  deposits, at beginning of period            100,034,000     110,167,000
                                             ------------    ------------
Cash, including interest-bearing
  deposits, at end of period                 $155,371,000    $ 86,017,000
                                             ============    ============









                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

General - As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes, which have been rounded to the nearest thousand dollars, have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended December
31, 1994.

The statements as of and for the three month period ended March 31, 1995 and for the three month period ended March 31, 1994 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:
A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          ------------------------------
                                             MARCH           DECEMBER
                                             31, 1995        31, 1994
                                          --------------  --------------
Current Assets                            $   41,413,000  $   41,515,000
Vessels, net                                 944,343,000     859,939,000
Investment in Celebrity Cruise Lines Inc.    229,380,000     230,642,000
Other Assets                                 118,827,000     119,065,000
                                          --------------  --------------
                                           1,333,963,000   1,251,161,000
                                          --------------  --------------
Current Installments of Long-term Debt         9,426,000      11,958,000
Other Current Liabilities                     14,246,000      17,212,000
                                          --------------  --------------
Total Current Liabilities                     23,672,000      29,170,000
Long-term Debt, including intercompany,
 and Deferred Credits, etc.                  355,873,000     276,477,000
                                          --------------  --------------
                                             379,545,000     305,647,000
                                          --------------  --------------
Net Assets                                $  954,418,000  $  945,514,000
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


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Celebrity Cruise Lines Inc.:

A condensed summary of the assets and liabilities of Celebrity Cruise Lines Inc. ("CCLI"), the Company's cruise industry joint venture, and the results of its operations follows:

                                                         AS OF
                                              ----------------------------
                                                MARCH         DECEMBER
                                                31, 1995      31, 1994
                                              ------------  ------------
Current assets                                $ 85,817,000  $101,149,000
Vessels, net                                   713,945,000   696,126,000
Other assets                                    45,674,000    51,084,000
                                              ------------  ------------
                                               845,436,000   848,359,000
                                              ------------  ------------
Short-term debt and current
  installments of long-term debt                55,248,000    54,676,000
Other current liabilities                       67,576,000    65,289,000
                                              ------------  ------------
Total current liabilities                      122,824,000   119,965,000
Long-term debt                                 257,415,000   260,643,000
                                              ------------  ------------
                                               380,239,000   380,608,000
                                              ------------  ------------
Net assets (principally capital
  contributions)                              $465,197,000  $467,751,000
                                              ============  ============

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                  1995         1994
                                              ------------  -----------
Revenue                                       $ 64,877,000  $82,684,000
Costs and expenses                              67,431,000   79,231,000
                                             -------------  -----------
Net income/(loss)                            ($  2,554,000) $ 3,453,000
                                             =============  ===========

The Company's equity in the results of CCLI for each of the periods is before interest expense of approximately $3,900,000 (three months ended March 31, 1995) and $2,900,000 (three months ended March 31,
1994), estimated to have been incurred by the Company in connection with the funding of its investment in CCLI. These amounts were calculated based on the Company's long-term interest rates during the respective periods.

As of May 10, 1995, CCLI has commitments (which are nonrecourse to OSG) with an approximate aggregate unpaid cost of $930,000,000 for the construction of three cruise ships, one scheduled for delivery in late
1995, one in late 1996 and the third in late 1997. Unpaid costs are net of $99,000,000 of progress payments (all paid prior to April 1, 1995). Long-term financing arrangements exist for substantially all of the unpaid cost of these ships. Approximately 57% of the unpaid cost is denominated in German marks, substantially all of which is covered by forward contracts or option contracts; this includes approximately
17% of the unpaid cost hedged by currency option contracts that terminate in the event that the exchange rate of the German mark to the dollar falls below certain levels.

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

                                                         AS OF
                                             -----------------------------
                                                MARCH         DECEMBER
                                                31, 1995      31, 1994
                                             -------------  ------------
[S]                                          [C]            [C]
Cash ($53,040,000 and $62,486,000) and other
  current assets (including $8,707,000
  and $8,265,000 due from owners)            $ 70,316,000   $ 78,412,000
Vessels, net                                   89,819,000     73,286,000
Other assets (including $25,054,000
  and $26,279,000 due from owners)             26,782,000     29,573,000
                                             ------------   ------------
                                              186,917,000    181,271,000
Current liabilities                             6,499,000      4,214,000
                                             ------------   ------------
Net assets (principally undistributed
  net earnings)                              $180,418,000   $177,057,000
                                             ============   ============

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                --------------------------
                                                    1995          1994
                                                    ----          ----
Revenue, primarily from voyages (including
  $7,494,000, and $7,625,000 from vessels
  chartered to other owners)                    $11,132,000  $11,411,000
Costs and expenses                                7,771,000    7,670,000
                                                -----------  -----------
Net income                                      $ 3,361,000  $ 3,741,000
                                                ===========  ===========

As of May 10, 1995, certain 50%-owned companies have commitments (which are nonrecourse to OSG) with an aggregate unpaid cost of $108,000,000 for the construction of two foreign flag VLCCs (very large crude carriers) scheduled for delivery in late 1996 and early 1997. Unpaid costs are net of $72,000,000 of progress payments and prepayments (including
$31,000,000 paid subsequent to April 1, 1995) and of discounts resulting from such prepayments. The joint venture companies expect to pay the unpaid costs from their available cash resources and to utilize existing long-term shipyard financing arrangements as needed. Upon delivery, these vessels will commence eight-year charters to the joint venture partner.

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,446,000 (three months ended March 31, 1995), and $1,491,000 (three months ended March 31, 1994), of brokerage commissions to Maritime. Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-
1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.
Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $9,104,000 (three months ended March 31, 1995) and $7,340,000 (three months ended March 31, 1994) before any
U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December
31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings will be indefinitely reinvested.

Federal income taxes paid (which related to prior periods in each case) amounted to $600,000 and $4,200,000 in the three months ended March 31, 1995 and 1994, respectively.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of March 31, 1995 to $68,700,000.

As of March 31, 1995, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements contain no leverage features and have various maturity dates from 1995 to 2008.

Approximately 20% of the net book amount of the Company's vessels, representing three foreign flag and nine U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $13,582,000 (three months ended March 31, 1995) and $7,510,000 (three months ended March 31, 1994), excluding capitalized interest.

                         (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note G - Other Income/(expense) - net:

  Other income/(expense) - net consists of the following:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  -------------------------
                                                     1995          1994
                                                    ----          ----
Investment income:
  Interest and dividends                           $ 2,682,000  $1,759,000
  Gain on sale of securities                           104,000   2,416,000
                                                   -----------  ----------
                                                     2,786,000   4,175,000
Gain on disposal of vessels                                      2,512,000
Foreign currency exchange (loss)                    (2,386,000)   (564,000)
Minority interest                                      133,000      11,000
Miscellaneous - net                                 (1,198,000)    (24,000)
                                                   -----------  ----------
                                                  ($   665,000) $6,110,000
                                                   ===========  ==========

Note H - Commitments and Other Comments:

1. As of May 10, 1995, the Company has commitments with an aggregate unpaid cost of approximately $290,400,000 for the construction of six foreign flag bulk vessels, two of which are scheduled for delivery in 1995, two in late 1996 and the other two in 1997. Unpaid costs are net of $159,000,000 of progress payments and prepayments (all paid prior to April 1, 1995) and of discounts arising from such prepayments. Long-term shipyard financing arrangements exist for approximately
$76,000,000 of the unpaid cost of certain of the vessels.

2. Net income/(loss) per share is based on the weighted average number of common shares outstanding during each period, 36,213,000 shares (three months ended March 31, 1995) and 33,702,000 shares (three months ended March 31, 1994).

Stock options have not been included in the computation of net income/(loss) per share since their effect thereon would either be antidilutive or not material.

3. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $142,000,000 for such foreign currency from April 1, 1995 through 2004.

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

Rates in the international tanker markets were weak in the first quarter of 1995, although Aframax vessels (80-110,000 dwt) were earning more than in the first quarter of 1994. Rates did not change appreciably in the early part of the second quarter. Dry bulk rates rose in the second half of 1994 and, in the first and early second quarters of 1995, were nearly double those of the same periods of the prior year. Demand for U.S. flag tankers decreased in the first quarter of 1995 from the unsatisfactory 1994 levels. As of May 10, 1995, four of OSG's U.S. flag tankers were idle.

Income from vessel operations for the quarter ended March 31, 1995 increased by approximately $3,100,000 compared to the first quarter of 1994. This increase was attributable to improved income of approximately
$10,500,000 from foreign flag vessel operations reflecting the positive effect of four Aframax vessels which entered the operating fleet after the first quarter of 1994, higher rates obtained in 1995 than in 1994 for a VLCC that commenced a long-term charter toward the end of the first quarter of 1994 and improved rates earned by certain crude carriers and petroleum products carriers in the 1995 period compared to 1994. Dry cargo vessels also obtained higher rates in the 1995 quarter compared to 1994. Income from operations of the U.S. flag fleet declined approximately $7,400,000 in the 1995 first quarter from the 1994 period. Four of the Company's U.S. flag crude carriers were idle for significant portions of the 1995 first quarter and results from two
U.S. flag dry bulk carriers were less favorable in the 1995 first quarter than in 1994.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Results of Celebrity Cruise Lines Inc. ("CCLI")

The Company's share of CCLI's results was a loss of approximately $1,300,000 for the first quarter of 1995 compared with income of approximately $1,700,000 for the 1994 period. This decline reflects weaker demand in the premium segment of the North American cruise market.

Other Income/(Expense) - Net

The details of other income/(expense) are shown in Note G. Interest and dividends increased in the 1995 quarter as compared to 1994 because of higher rates of return on interest-bearing deposits and investments and increased amounts utilized for such deposits and investments. Gain on sale of securities approximated $100,000 in the first quarter of 1995 compared to approximately $2,400,000 in the corresponding 1994 period. In the first quarter of 1994, disposal of vessels resulted in a gain of approximately $2,500,000 (there were no sales of vessels in the 1995 period). Other income/(expense) also reflects the results of foreign currency transactions in both periods and a loss of approximately $1,500,000 (included in miscellaneous - net) in the 1995 quarter from other investments.

Interest Expense

Interest expense increased in the first quarter of 1995 from the comparable period of 1994 as a result of increases in the average amount of debt outstanding in the 1995 period compared to 1994, including debt incurred in connection with vessels entering the operating fleet, increased rates on floating rate debt and decreased interest costs capitalized in connection with vessel construction. Interest expense reflects $1,000,000 in the 1995 period and $3,800,000 in the 1994 period, of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

Provision for Federal Income Taxes

There was an income tax credit in the first quarter of 1995 of $1,300,000 as a result of the pretax loss, adjusted to reflect items that are not subject to tax and the dividends received deduction. The tax provision in the comparable period of 1994 was based on pretax income, adjusted for the same items referred to above.

Liquidity and Sources of Capital

Working capital at March 31, 1995 was approximately $148,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $25,000,000 at March 31, 1995.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Net cash provided by operating activities in the first three months of 1995 approximated $20,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has used interest rate swaps to effectively convert a portion of its fixed rate debt to a floating rate basis, reflecting management's interest rate outlook. As of March 31, 1995, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements contain no leverage features and have various maturity dates from 1995 to 2008. The Company uses derivative financial instruments for trading purposes from time to time. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $142,000,000 for such foreign currency from April 1, 1995 through 2004.

The Company has an unsecured long-term credit facility of $500,000,000, of which $277,000,000 was used at March 31, 1995, and an unsecured short-term credit facility of $30,000,000, which was unused at that date. At
May 10, 1995, the Company has commitments with an aggregate unpaid cost of approximately $290,400,000 for the construction of six foreign flag bulk vessels, two of which are scheduled for delivery in 1995, two in late 1996 and the other two in 1997. Long-term shipyard financing arrangements exist for approximately $76,000,000 of the unpaid cost of certain of the vessels.


Ratio of Earnings to Fixed Charges

There was a deficiency of earnings to fixed charges for the three months ended March 31, 1995 of $6,335,000. This has been computed by subtracting the sum of loss before Federal income taxes and fixed charges from fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial Information

The accompanying financial statements as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES




                               PART II


Item 6(a).      Exhibits

See Exhibit Index on page 16.

Item 6(b).      Reports on Form 8-K

The registrant was not required to file any report on Form 8-K during the quarter ended March 31, 1995.

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 1995 and the related condensed consolidated statements of operations and retained earnings and cash flows for the three month periods ended
March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Overseas Shipholding
Group, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended, not presented herein, and in our report dated February 21, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ERNST & YOUNG LLP



May 10, 1995

                  OVERSEAS SHIPHOLDING GROUP, INC.
                               AND SUBSIDIARIES



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  May 11, 1995                s/Morton P. Hyman
       -----------------         ---------------------------------
                                 Morton P. Hyman
                                 President



Date:  May 11, 1995                s/Alan Carus
       -----------------         ------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                            EXHIBIT INDEX









12.       Computation of Ratio of Earnings to Fixed Charges.

15.       Letter from Ernst & Young LLP.

27.       Financial Data Schedule.

          NOTE:     Instruments authorizing long-term debt of the
          registrant and subsidiaries, which do not exceed
          10% of their total assets on a consolidated basis, are not being filed herewith. The registrant agrees to furnish a copy of each such instrument to the Commission upon request.