Form 10-Q
period 1995-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1995-08-14
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       ----------------------

                              FORM 10-Q
                             ----------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               JUNE 30, 1995
               -------------

               OR

               ( ) TRANSITION REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from -------
               to ----------

                                             COMMISSION FILE NO.
                                                   1-6479-1
                                             -------------------

                  OVERSEAS SHIPHOLDING GROUP, INC.
                  --------------------------------
          (Exact name of registrant as specified in its charter)


           DELAWARE                              13-2637623
-------------------------------              -------------------
(State or other jurisdiction of              (IRS Employer Identi-
incorporation or organization)                    fication No.)

1114 Avenue of the Americas, New York, New York        10036
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
  area code                                     (212) 869-1222
                                             -----------------

                              No Change
---------------------------------------------------------------
Former name, former address and former fiscal year, if
               changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES  X   NO
                                                 ---     ---

Common Shares outstanding as of August 9, 1995 - 36,225,185

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 1995 AND DECEMBER 31, 1994

                                               JUNE               DECEMBER
                                               30, 1995           31, 1994 (A)
                                              (UNAUDITED)

                               ASSETS

Current Assets:
 Cash, including interest-bearing
   deposits of $150,830,000 and
   $88,490,000                               $  162,549,000      $  100,034,000
 Receivables                                     28,984,000          33,804,000
 Prepaid expenses                                30,269,000          26,868,000
                                             --------------      --------------
   Total Current Assets                         221,802,000         160,706,000

Investments in Marketable Securities             17,371,000          36,052,000
Capital Construction and Restricted Funds       116,526,000         105,570,000
Vessels, at cost, less accumulated
   depreciation of $528,148,000 and
   $500,477,000 - Note F                      1,157,812,000       1,063,784,000
Vessels Under Capital Leases, less
   accumulated amortization of
   $145,463,000 and $140,020,000                114,014,000         119,457,000
Investment in Celebrity Cruise Lines
   Inc. - Note B                                228,685,000         230,642,000
Investments in Bulk Shipping Joint
   Ventures - Note C                             85,883,000          82,894,000
Other Assets                                    100,048,000         106,304,000
                                             --------------      --------------
                                             $2,042,141,000      $1,905,409,000
                                             ==============      ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                            $    5,086,000      $    4,563,000
 Sundry liabilities and accrued expenses         50,821,000          39,242,000
                                             --------------      --------------
                                                 55,907,000          43,805,000
 Current installments of long-term debt
   - Note F                                      15,521,000          17,638,000
 Current obligations under capital leases        10,174,000           9,737,000
                                             --------------      --------------
   Total Current Liabilities                     81,602,000          71,180,000

Advance Time Charter Revenues                     4,264,000           4,828,000
Long-term Debt - Note F                         908,076,000         749,185,000
Obligations Under Capital Leases                155,614,000         160,871,000
Minority Interest                                 3,093,000           3,803,000

Deferred Federal Income Taxes
   ($95,120,000 and $102,170,000) and
    Deferred Credits - Note E                    98,702,000         105,763,000

Shareholders' Equity - Notes E and H:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 shares                    39,591,000          39,591,000
 Paid-in Additional Capital                      93,638,000          93,599,000
 Retained Earnings                              711,996,000         737,583,000
                                             --------------      --------------
                                                845,225,000         870,773,000
 Less - cost of Treasury Stock -
   3,373,032 and 3,380,838 shares                49,405,000          49,491,000
                                             --------------      --------------
                                                795,820,000         821,282,000
 Less - net unrealized loss on
   marketable securities                          5,030,000          11,503,000
                                             --------------      --------------
     Total Shareholders' Equity                 790,790,000         809,779,000
Commitments and Other Comments -
   Note H
                                             --------------      --------------
                                             $2,042,141,000      $1,905,409,000
                                             ==============      ==============

(A) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994

                             (UNAUDITED)

                               THREE MONTHS ENDED             SIX MONTHS ENDED
                          ---------------------------     ----------------------------
                             JUNE            JUNE           JUNE                 JUNE
                             30, 1995        30, 1994       30, 1995         30, 1994
                          -------------   ------------    ------------     ------------
Shipping Revenues:
  Revenue from voyages    $  90,875,000   $ 77,774,000    $196,618,000     $176,579,000
  Income attributable to
    bulk shipping joint
    ventures - Note C
                              1,645,000        542,000       2,847,000        2,235,000
                          ------------    ------------    ------------     ------------
                             92,520,000     78,316,000     199,465,000      178,814,000
                          ------------    ------------    ------------     ------------
Shipping Expenses:
  Vessel and voyage -
    Note D                   64,381,000     56,895,000     130,320,000      120,942,000
  Depreciation of vessels
    and amortization
    of capital leases        16,146,000    14,187,000       32,621,000       29,035,000
  Agency fees - Note D        8,602,000     7,569,000       16,184,000       15,117,000
  General and administrative  1,919,000     2,492,000        4,961,000        5,788,000
                           ------------   ------------    ------------     ------------
                             91,048,000    81,143,000      184,086,000      170,882,000
                           ------------   ------------    ------------     ------------
Income/(loss) from Vessel
  Operations                  1,472,000     (2,827,000)     15,379,000        7,932,000
Equity in Results of
  Celebrity Cruise
  Lines Inc.- Note B           (696,000)     1,831,000      (1,957,000)       3,514,000
Other Income (net) -
   Note G                     6,587,000      6,205,000       5,922,000       12,315,000
                           ------------   ------------    ------------     ------------
                              7,363,000      5,209,000      19,344,000       23,761,000
Interest Expense             16,497,000     13,698,000      33,084,000       25,519,000
                           ------------   ------------    ------------     ------------

(Loss) before Federal
  income taxes               (9,134,000)    (8,489,000)    (13,740,000)      (1,758,000)

(Credit) for Federal
  income taxes, reflecting
  deferred provision/
  (credit) of ($3,150,000),
  $  110,000, ($4,450,000)
  and $1,825,000 - Note E    (3,150,000)    (3,890,000)    ( 4,450,000)      (2,175,000)
                            ------------    -----------    ------------     ------------

Net Income/(loss)            (5,984,000)    (4,599,000)    ( 9,290,000)         417,000
Retained Earnings at
  beginning of period       728,846,000    765,091,000     737,583,000      764,987,000
                          ------------    ------------    ------------     ------------
                            722,862,000    760,492,000     728,293,000      765,404,000
Cash Dividends Declared      10,866,000     10,861,000      16,297,000       15,773,000
                          ------------    ------------    ------------     ------------
Retained Earnings at end
 of period                $ 711,996,000   $749,631,000    $711,996,000     $749,631,000
                          ============    ============    ============     ============

Per Share Amounts - Note H:

Net income/(loss)             ($.17)           ($.14)         ($ .26)               $.01
                               ====             ====           =====                ====
Cash dividends declared*       $.30             $.30           $ .45                $.45
                               ====             ====           =====                ====

*Includes $.15 (1995 and 1994) per share for the third quarter.




                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                           (UNAUDITED)

                                               JUNE            JUNE
                                              30, 1995        30, 1994

Net cash provided by Operating Activities    $ 15,615,000    $ 10,551,000
                                             ------------    ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities         (  2,892,000)    (27,779,000)
  Proceeds from sales of marketable
    securities                                 22,218,000      17,742,000
  Purchases of other investments             (  3,342,000)
  Proceeds from disposal of other
    investments                                13,682,000
  Additions to vessels                       (121,698,000)    (91,297,000)
  Proceeds from disposal of vessels                            11,608,000
  Other - net                                (  2,376,000)      2,468,000
                                             ------------    ------------
    Net cash used in investing activities    ( 94,408,000)    (87,258,000)
                                             ------------    ------------

Cash Flows from Financing Activities:
  Issuance of Common Stock                                     76,004,000
  Issuance of long-term debt                  166,000,000       1,000,000
  Payments on long-term debt and
    obligations under capital leases         ( 14,046,000)    (11,485,000)
  Cash dividends paid                        ( 10,865,000)    (10,343,000)
  Other - net                                     219,000       1,872,000
                                             ------------    ------------
    Net cash provided by
      financing activities                    141,308,000      57,048,000
                                             ------------    ------------
Net Increase/(decrease) in Cash                62,515,000     (19,659,000)
Cash, including interest-bearing
  deposits, at beginning of period            100,034,000     110,167,000
                                             ------------    ------------
Cash, including interest-bearing
  deposits, at end of period                 $162,549,000    $ 90,508,000
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

The statements as of June 30, 1995 and for the three month and six month periods ended June 30, 1995 and June 30, 1994 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and six month periods ended June 30, 1995 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          --------------------------------
                                               JUNE          DECEMBER
                                             30, 1995        31, 1994
                                          --------------  ---------------
Current Assets                            $   48,667,000  $   41,515,000
Vessels, net                                 961,179,000     859,939,000
Investment in Celebrity Cruise
  Lines Inc.                                 228,685,000     230,642,000
Other Assets                                 120,579,000     119,065,000
                                          --------------  --------------
                                           1,359,110,000   1,251,161,000
                                          --------------  --------------
Current Installments of
  Long-term Debt                               9,626,000      11,958,000
Other Current Liabilities                     20,465,000      17,212,000
                                          --------------  --------------
Total Current Liabilities                     30,091,000      29,170,000
Long-term Debt, including
  intercompany, and Deferred
  Credits, etc.                              373,368,000     276,477,000
                                          --------------  --------------
                                             403,459,000     305,647,000
                                          --------------  --------------
Net Assets                                $  955,651,000  $  945,514,000
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


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Celebrity Cruise Lines Inc.:

A condensed summary of the assets and liabilities of Celebrity Cruise Lines Inc. ("CCLI"), the Company's cruise industry joint venture, and the results of its operations follows:

                                                        AS OF
                                             ----------------------------
                                                 JUNE         DECEMBER
                                               30, 1995       31, 1994
                                             ------------   ------------
Current assets                               $ 91,228,000   $101,149,000
Vessels, net                                  714,821,000    696,126,000
Other assets                                   44,949,000     51,084,000
                                             ------------   ------------
                                              850,998,000    848,359,000
                                             ------------   ------------
Short-term debt and current
  installments of long-term debt               54,499,000     54,676,000
Other current liabilities                      75,287,000     65,289,000
                                             ------------   ------------
Total current liabilities                     129,786,000    119,965,000
Long-term debt                                257,415,000    260,643,000
                                             ------------   ------------
                                              387,201,000    380,608,000
                                             ------------   ------------
Net assets (principally capital
  contributions)                             $463,797,000   $467,751,000

                                             ============   ============

                       THREE MONTHS ENDED         SIX MONTHS ENDED
                            JUNE 30,                  JUNE 30,
                        1995       1994           1995           1994
                    -----------  -----------   ------------   ------------
Revenue             $73,705,000  $81,729,000   $138,582,000  $164,413,000
Costs and expenses   75,105,000   77,973,000    142,536,000   157,204,000
                    -----------  -----------   -------------  -----------
Net income/(loss)  ($ 1,400,000) $ 3,756,000  ($  3,954,000) $  7,209,000
                    ===========  ===========   ============   ===========


The Company's equity in the results of CCLI for each of the periods is before interest expense of approximately $4,200,000 (three months ended June 30, 1995), $3,000,000 (three months ended June 30, 1994), $8,100,000 (six months ended June 30, 1995) and $5,900,000 (six months ended June 30, 1994), estimated to have been incurred by the Company in connection with the funding of its investment in CCLI. These amounts were calculated based on the Company's long-term interest rates during the respective periods.

As of August 9, 1995, CCLI has commitments (which are nonrecourse to OSG) with an approximate aggregate unpaid cost of $930,000,000 for the construction of three cruise ships, one scheduled for delivery in late 1995, one in late 1996 and the third in late 1997. Unpaid costs are net of $99,000,000 of progress payments (all paid prior to July 1, 1995). Long-term financing arrangements exist for substantially all of the unpaid cost of these ships. Approximately 57% of the unpaid cost is denominated in German marks, substantially all of which is covered by forward contracts or option contracts; this includes approximately 17% of the unpaid cost hedged by currency option contracts that terminate in the event that the exchange rate of the German mark to the dollar falls below certain levels.


                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Notes to Unaudited Condensed Financial Statements

Note C - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:

                                                        AS OF
                                             --------------------------
                                             JUNE          DECEMBER
                                             30, 1995      31, 1994
                                             -----------   ------------
Cash ($26,142,000 and $62,486,000) and
  other current assets (including
  $9,028,000 and $8,265,000 due
  from owners)                               $ 42,820,000  $ 78,412,000
Vessels, net                                  120,974,000    73,286,000
Other assets (including $22,831,000
  and $26,279,000 due from owners)             24,908,000    29,573,000
                                              -----------  ------------
                                              188,702,000   181,271,000
Current liabilities                             4,858,000     4,214,000
                                              -----------   -----------
Net assets (principally undistributed
  net earnings)                              $183,844,000  $177,057,000
                                             ============  ============



                         THREE MONTHS ENDED         SIX MONTHS ENDED
                               JUNE 30,                   JUNE 30,
                      ------------------------  -------------------------
                          1995        1994          1995        1994
                          ----        ----          ----        ----
Revenue, primarily from
  voyages (including
  $7,278,000,
  $6,492,000,
  $14,772,000 and
  $14,117,000 from
  vessels chartered
  to other owners)    $11,497,000   $9,759,000  $22,629,000  $21,170,000
Costs and expenses      8,071,000    8,147,000   15,842,000   15,817,000
                      -----------  -----------  -----------  -----------
Net income            $ 3,426,000   $1,612,000  $ 6,787,000  $ 5,353,000
                      ===========  ===========  ===========  ===========

As of August 9, 1995, certain 50%-owned companies have commitments (which are nonrecourse to OSG) with an aggregate unpaid cost of $108,000,000 for the construction of two foreign flag VLCCs (very large crude carriers) scheduled for delivery in late 1996 and early 1997. Unpaid costs are net of $72,000,000 of progress payments and prepayments (all paid prior to July 1, 1995) and of discounts resulting from such prepayments. The joint venture companies expect to pay the unpaid costs from their available cash resources and to utilize existing long-term shipyard financing arrangements as needed. Upon delivery, these vessels will commence eight-year charters to the joint venture partner.



                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,262,000 (three months ended June 30, 1995), $1,095,000 (three months ended June 30, 1994), $2,708,000 (six months ended June 30, 1995) and $2,586,000 (six months ended June 30, 1994), of brokerage commissions to Maritime. Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-
1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.
Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $1,636,000 (three months ended June 30, 1995), $4,114,000 (three months ended June 30, 1994), $10,740,000 (six months ended June 30, 1995) and $11,454,000 (six months ended June 30,
1994) before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings will be indefinitely reinvested.

Federal income taxes paid (which related to prior periods in each case) amounted to $600,000 and $4,200,000 in the six months ended June 30, 1995 and 1994, respectively.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of June 30, 1995 to $54,800,000.

                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt (continued):

As of June 30, 1995, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements contain no leverage features and have various maturity dates from 1995 to 2008.

Approximately 20% of the net book amount of the Company's vessels, representing three foreign flag and nine U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $34,746,000 (six months ended June 30, 1995) and $24,514,000 (six months ended June 30, 1994), excluding capitalized interest.

Note G - Other Income - net:

  Other income - net consists of the following:

                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                 JUNE 30,                 JUNE  30,
                         -----------------------  --------------------------
                             1995        1994          1995        1994
                             ----        ----          ----        ----
Investment income:
  Interest and dividends $2,715,000   1,764,000    $5,397,000   $ 3,523,000
  Gain on sale of
   securities             2,461,000   2,202,000     2,565,000     4,618,000
                         ----------  ----------   -----------   -----------
                          5,176,000   3,966,000     7,962,000     8,141,000
Gain on disposal
  of vessels                                                      2,512,000
Foreign currency
  exchange gain/(loss)      132,000     538,000   ( 2,254,000)      (26,000)
Minority interest           577,000     145,000       710,000       156,000
Miscellaneous - net         702,000   1,556,000   (   496,000)    1,532,000
                         ----------  ----------   -----------   -----------
                         $6,587,000  $6,205,000   $ 5,922,000   $12,315,000
                         ==========  ==========   ===========   ===========

Note H - Commitments and Other Comments:

1. As of August 9, 1995, the Company has commitments with an aggregate unpaid cost of approximately $273,700,000 for the construction of six foreign flag bulk vessels, two of which are scheduled for delivery in 1995, three in late 1996 and the other one in 1997. Unpaid costs are net of $176,000,000 of progress payments and prepayments (all paid prior to July 1, 1995) and of discounts arising from such prepayments. Long-term shipyard financing arrangements exist for approximately $76,000,000 of the unpaid cost of certain of the vessels.


                         (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Commitments and Other Comments (continued):

2. Net income/(loss) per share is based on the weighted average number of common shares outstanding during each period, 36,217,000 shares (three months ended June 30, 1995), 36,204,000 shares (three months ended June 30, 1994), 36,215,000 shares (six months ended June 30, 1995) and
34,960,000 shares (six months ended June 30, 1994).

Stock options have not been included in the computation of net income/(loss) per share since their effect thereon would either be antidilutive or not material.

3. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $138,000,000 for such foreign currency from July 1, 1995 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 OPERATIONS AND FINANCIAL CONDITION


Operations

Results of Vessel Operations

Revenues and results of vessel operations of the Company are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the markets in which those vessels operate. Freight rates for major bulk commodities are determined by market forces including local and worldwide demand for such commodities, volumes of trade, distances between sources and destinations of cargoes and amount of available tonnage both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the amount of newbuilding deliveries and removal of existing tonnage from service.

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

Rates in the international tanker markets were weak in the first half of 1995, although VLCCs (over 200,000 dwt) and Aframax vessels (80-110,000 dwt) were earning more than in the first half of 1994. Near the end of the second quarter, rates for VLCCs began to rise significantly and those for Suezmaxes (120-160,000 dwt) strengthened in July. Dry bulk rates rose in the second half of 1994 and, for most of the first half of 1995, were nearly double those of the same period of the prior year. Demand for U.S. flag tankers decreased in the first half of 1995 from the unsatisfactory 1994 levels. As of August 9, 1995, six of OSG's
U.S. flag tankers were idle. Two of these ships have been chartered for employment beginning in October 1995.

Results from vessel operations for the quarter ended June 30, 1995 improved by approximately $4,300,000 from the results of the second quarter of 1994. This improvement was attributable to increased income from foreign flag vessel operations reflecting the positive effect of three new Aframax vessels which entered the operating fleet after the second quarter of 1994 and improved rates earned by certain crude carriers and petroleum products carriers in the 1995 period compared to 1994. Dry cargo vessels also obtained higher rates in the 1995 quarter compared to 1994. The effect on revenues of increased drydockings in the 1995 second quarter compared to 1994 is also included. Results from vessel operations of the U.S. flag fleet declined somewhat in the 1995 second quarter compared to the corresponding 1994 period. This reflected significantly increased idle days for certain of the Company's U.S.
flag crude carriers offset by improved results for certain U.S. flag products carriers and reduced general and administrative expenses.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from vessel operations for the first half of 1995 improved by approximately $7,400,000 from the results for the comparable period of 1994. This increase was attributable to improved income of approximately $14,900,000 from foreign flag vessel operations reflecting the favorable impact of four new Aframax vessels which entered the operating fleet after the first quarter of 1994, higher rates obtained in the 1995 half year than in 1994 for a VLCC that commenced a long-term charter toward the end of the first quarter of 1994 and improved rates earned by certain crude carriers and petroleum products carriers in the 1995 half compared to 1994. Dry cargo vessels also obtained higher rates in the 1995 six months compared to 1994.
The effect on revenues of increased drydockings in the 1995 six months compared to 1994 is also included. Results from vessel operations of the U.S. flag fleet declined approximately $7,500,000 in the 1995 first half from the 1994 period. Five of the Company's U.S. flag crude carriers were idle for significant portions of the 1995 half year and results from two U.S. flag dry bulk carriers were less favorable in the 1995 first half than in 1994. Improved results for certain U.S. flag products carriers and reduced general and administrative expenses are also reflected.

Equity in Results of Celebrity Cruise Lines Inc. ("CCLI")

The Company's share of CCLI's results were losses of $696,000 and $1,957,000 in the second quarter and first half of 1995, respectively, compared with income of $1,831,000 and $3,514,000 in the comparable periods of 1994. The declines reflect strong competitive pricing pressures and weakness in demand in the North American cruise market resulting in reduced per diems. These pricing pressures have continued into the third quarter.

Other Income-Net

The details of other income-net are shown in Note G. Interest and dividends increased in the 1995 second quarter and first half as compared to the 1994 periods because of higher rates of return on interest-bearing deposits and investments and increased amounts utilized for such deposits and investments. Gains on sale of securities were $2,461,000
(1995 second quarter), $2,565,000 (1995 first half), $2,202,000 (1994 second quarter) and $4,618,000 (1994 first half). Disposal of vessels resulted in a gain in the first half of 1994 (all in the first quarter) of approximately $2,500,000 (there were no sales of vessels in the 1995 first half). Other income-net also reflects the results of foreign currency transactions and income/losses from other investments
(included in miscellaneous-net) including, in the 1995 first half, a loss (all in the first quarter) of approximately $1,500,000 on an investment.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense

Interest expense increased in the second quarter and first half of 1995 from the corresponding periods of 1994 as a result of increases in the average amount of debt outstanding in the 1995 periods compared to 1994, including debt incurred in connection with vessels entering the operating fleet, increased rates on floating rate debt and decreased interest cost capitalized in connection with vessel construction.
Interest expense reflects approximately $1,400,000 and $2,400,000 in the second quarter and first half of 1995, respectively, and $1,900,000 and $5,700,000 in the comparable 1994 periods, of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

Provision for Federal Income Taxes

There was an income tax credit in each of the four periods as a result of the pretax loss incurred in each of the respective periods. The tax credits reflect items that are not subject to tax and the dividends received deduction.

Liquidity and Sources of Capital

Working capital at June 30, 1995 was approximately $140,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $17,000,000 at June 30, 1995.

Net cash provided by operating activities in the first half of 1995 approximated $16,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has used interest rate swaps to effectively convert a portion of its fixed rate debt to a floating rate basis, reflecting management's interest rate outlook. As of June 30, 1995, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements contain no leverage features and have various maturity dates from 1995 to 2008. The Company uses derivative financial instruments for trading purposes from time to time. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $138,000,000 for such foreign currency from July 1, 1995 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company has an unsecured long-term credit facility of $500,000,000, of which $318,000,000 was used at June 30, 1995, and an unsecured short-term credit facility of $30,000,000, which was unused at that date. At August 9, 1995, the Company has commitments with an aggregate unpaid cost of approximately $273,700,000 for the construction of six foreign flag bulk vessels, two of which are scheduled for delivery in 1995, three in late 1996 and the other one in 1997. Long-term shipyard financing arrangements exist for approximately $76,000,000 of the unpaid cost of certain of the vessels.



Ratio of Earnings to Fixed Charges

There was a deficiency of earnings to fixed charges for the six months ended June 30, 1995 of $20,639,000. This has been computed by subtracting the sum of loss before Federal income taxes and fixed charges from fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial Information

The accompanying financial statements as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES




                               PART II


Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 6, 1995 the stockholders elected twelve directors, each for a term of one year, and approved the appointment of Ernst & Young LLP as independent auditors for the year 1995. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. A total of 30,439,104 shares were voted with respect to each of the aforementioned matters, and there were no broker non-votes. The tabulation of the votes cast for each nominee for director was as follows:

                                NUMBER OF SHARES
NAME OF NOMINEE                                   WITHHELD AUTHORITY
 FOR DIRECTOR               VOTED FOR                 TO VOTE

Raphael Recanati            30,395,605                43,499
Morton P. Hyman             30,419,568                19,536
Michael A. Recanati         30,419,020                20,084
Robert N. Cowen             30,419,593                19,511
George C. Blake             30,419,593                19,511
Thomas H. Dean              30,415,415                23,689
Michel Fribourg             30,417,308                21,796
William L. Frost            30,417,839                21,265
Ran Hettena                 30,417,666                21,438
Stanley Komaroff            30,416,525                22,579
Solomon N. Merkin           30,418,893                20,211
Joel I. Picket              30,416,637                22,467


The resolution to approve the appointment of Ernst & Young LLP as independent auditors was adopted by a vote of 30,423,872 shares in favor, 4,052 shares against and 11,180 shares abstained.

Item 6(a).      Exhibits

See Exhibit Index on page 18.

Item 6(b).      Reports on Form 8-K

The registrant was not required to file any report on Form 8-K during the quarter ended June 30, 1995.

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 1995 and the related condensed consolidated statements of operations and retained earnings for the three month and six month periods ended June 30, 1995 and 1994 and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994.
These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Overseas Shipholding
Group, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended, not presented herein, and in our report dated February 21, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ERNST & YOUNG LLP



August 9, 1995

                  OVERSEAS SHIPHOLDING GROUP, INC.
                               AND SUBSIDIARIES



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  August 10, 1995           MORTON P. HYMAN
       -----------------         ---------------------------------
                                 Morton P. Hyman
                                 President


Date:  August 10, 1995           ALAN CARUS
       -----------------         ------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                            EXHIBIT INDEX







10.       Employment Contract with an executive officer.

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