Form 10-Q
period 1995-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1995-11-14
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       ----------------------

                              FORM 10-Q
                              ---------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               SEPTEMBER 30, 1995
               ------------------

               OR

               ( ) TRANSITION REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from --------
               to --------

                                             COMMISSION FILE NO.
                                                   1-6479-1
                                             -------------------

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
                                             -----------------

                              No Change
--------------------------------------------------------------------

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

Common Shares outstanding as of November 8, 1995 - 36,227,381

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                               SEPTEMBER         DECEMBER
                                               30, 1995          31, 1994 (A)
                                               (UNAUDITED)

                               ASSETS

Current Assets:
 Cash, including interest-bearing deposits
   of $183,559,000 and $88,490,000             $  192,853,000    $  100,034,000
 Receivables                                       39,002,000        33,804,000
 Prepaid expenses                                  26,895,000        26,868,000
                                               --------------    --------------
   Total Current Assets                           258,750,000       160,706,000

Investments in Marketable Securities               15,632,000        36,052,000
Capital Construction and Restricted Funds         122,100,000       105,570,000
Vessels, at cost, less accumulated
   depreciation of $542,459,000 and
   $500,477,000 - Note F                        1,168,696,000     1,063,784,000
Vessels Under Capital Leases, less
   accumulated amortization of
   $148,184,000 and $140,020,000                  111,293,000       119,457,000
Investment in Celebrity Cruise Lines
   Inc. - Note B                                  229,900,000       230,642,000
Investments in Bulk Shipping Joint
   Ventures - Note C                               86,166,000        82,894,000
Other Assets                                       98,715,000       106,304,000
                                               --------------    --------------
                                               $2,091,252,000    $1,905,409,000
                                               ==============    ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                              $    5,071,000    $    4,563,000
 Sundry liabilities and accrued expenses           48,808,000        39,242,000
                                               --------------    --------------
                                                   53,879,000        43,805,000
 Current installments of long-term
   debt - Note F                                   14,209,000        17,638,000
 Current obligations under capital leases          10,289,000         9,737,000
                                               --------------    --------------
   Total Current Liabilities                       78,377,000        71,180,000

Advance Time Charter Revenues                       6,094,000         4,828,000
Long-term Debt - Note F                           968,790,000       749,185,000
Obligations Under Capital Leases                  154,197,000       160,871,000
Minority Interest                                   2,276,000         3,803,000

Deferred Federal Income Taxes
   ($93,228,000 and $102,170,000)
   and Deferred Credits - Note E                   96,903,000       105,763,000

Shareholders' Equity - Notes E and H:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 shares                      39,591,000        39,591,000
 Paid-in Additional Capital                        93,687,000        93,599,000
 Retained Earnings                                705,817,000       737,583,000
                                               --------------    --------------
                                                  839,095,000       870,773,000
 Less - cost of Treasury Stock -
   3,363,378 and 3,380,838 shares                  49,299,000        49,491,000
                                               --------------    --------------
                                                  789,796,000       821,282,000
 Less - net unrealized loss on
   marketable securities                            5,181,000        11,503,000
                                               --------------    --------------
     Total Shareholders' Equity                   784,615,000       809,779,000
Commitments and Other Comments - Note H
                                               --------------    --------------
                                               $2,091,252,000    $1,905,409,000
                                               ==============    ==============

(A) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER
                              30, 1994

                             (UNAUDITED)

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                         --------------------------- ----------------------------
                           SEPTEMBER     SEPTEMBER     SEPTEMBER    SEPTEMBER
                           30, 1995      30, 1994      30, 1995     30, 1994
                         -------------  ------------ ------------  ------------
Shipping Revenues:
  Revenue from voyages   $ 98,171,000   $ 88,356,000  $294,789,000  $264,935,000
  Income attributable
    to bulk shipping
    joint ventures -
    Note C
                            1,398,000      1,207,000     4,245,000     3,442,000
                         ------------   ------------  ------------  ------------
                           99,569,000     89,563,000   299,034,000   268,377,000
                         ------------   ------------  ------------  ------------
Shipping Expenses:
  Vessel and voyage -
    Note D                 67,986,000     59,778,000   198,306,000   180,720,000
  Depreciation of vessels
    and amortization
    of capital leases      17,100,000     15,258,000    49,721,000    44,293,000
  Agency fees - Note D      9,208,000      8,177,000    25,392,000    23,294,000
  General and
    administrative          1,565,000      2,313,000     6,526,000     8,101,000
                         ------------   ------------  ------------  ------------
                           95,859,000     85,526,000   279,945,000   256,408,000
                         ------------   ------------  ------------  ------------
Income from Vessel
  Operations                3,710,000      4,037,000    19,089,000    11,969,000
Equity in Results of
  Celebrity Cruise
  Lines Inc.- Note B        1,215,000     (  963,000) (    742,000)    2,551,000
Other Income (net) -
  Note G                   10,297,000      8,262,000    16,219,000    20,577,000
                         ------------   ------------  ------------  ------------
                           15,222,000     11,336,000    34,566,000    35,097,000
Interest Expense           17,568,000     14,249,000    50,652,000    39,768,000
                         ------------   ------------  ------------  ------------

(Loss) before Federal
  income taxes             (2,346,000)    (2,913,000)  (16,086,000)   (4,671,000)

(Credit) for Federal
  income taxes, reflecting
  deferred provision/(credit)
  of ($1,600,000),
  $2,400,000, ($6,050,000)
  and $4,225,000 - Note E  (1,600,000)    (  600,000)  ( 6,050,000)   (2,775,000)
                          ------------   ------------  ------------  ------------

Net (Loss)                 (  746,000)    (2,313,000)  (10,036,000)   (1,896,000)
Retained Earnings at
  beginning of period     711,996,000    749,631,000   737,583,000   764,987,000
                         ------------   ------------  ------------  ------------
                          711,250,000    747,318,000   727,547,000   763,091,000
Cash Dividends Declared     5,433,000                   21,730,000    15,773,000
                         ------------   ------------  ------------  ------------
Retained Earnings at end
 of period               $705,817,000   $747,318,000  $705,817,000  $747,318,000
                         ============   ============  ============  ============

Per Share Amounts - Note H:

Net (loss)                   ($.02)          ($.06)      ($.28)           ($.05)
                              ====            ====        =====            ====
Cash dividends declared       $.15*                       $.60*            $.45
                              ====            ====        =====            ====

*Includes $.15 per share for the fourth quarter.




                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                               (UNAUDITED)

                                              SEPTEMBER       SEPTEMBER
                                              30, 1995        30, 1994

Net cash provided by Operating Activities    $ 13,557,000    $ 16,880,000
                                             ------------    ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities         ( 10,455,000)    (37,752,000)
  Proceeds from sales of marketable
    securities                                 34,337,000      19,507,000
  Purchases of other investments             (  3,219,000)
  Proceeds from disposal of other
    investments                                13,909,000
  Additions to vessels                       (146,894,000)   (109,671,000)
  Proceeds from disposal of vessels                            40,780,000
  Other - net                                (  2,597,000)      2,818,000
                                             ------------    ------------
    Net cash used in investing activities    (114,919,000)    (84,318,000)
                                             ------------    ------------

Cash Flows from Financing Activities:
  Issuance of Common Stock                                     76,004,000
  Issuance of long-term debt                  230,000,000       2,000,000
  Payments on long-term debt and
    obligations under capital leases         ( 19,946,000)    (16,789,000)
  Cash dividends paid                        ( 16,297,000)    (15,773,000)
  Other - net                                     424,000       1,876,000
                                             ------------    ------------
    Net cash provided by
      financing activities                    194,181,000      47,318,000
                                             ------------    ------------
Net Increase/(decrease) in Cash                92,819,000     (20,120,000)
Cash, including interest-bearing
  deposits, at beginning of period            100,034,000     110,167,000
                                             ------------    ------------
Cash, including interest-bearing
  deposits, at end of period                 $192,853,000    $ 90,047,000
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

The statements as of September 30, 1995 and for the three month and nine month periods ended September 30, 1995 and September 30, 1994 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          --------------------------------
                                             SEPTEMBER       DECEMBER
                                             30, 1995        31, 1994
                                          --------------  ---------------
Current Assets                            $   46,223,000  $   41,515,000
Vessels, net                                 975,132,000     859,939,000
Investment in Celebrity Cruise
  Lines Inc.                                 229,900,000     230,642,000
Other Assets                                 114,457,000     119,065,000
                                          --------------  --------------
                                           1,365,712,000   1,251,161,000
                                          --------------  --------------
Current Installments of
  Long-term Debt                               8,255,000      11,958,000
Other Current Liabilities                     15,073,000      17,212,000
                                          --------------  --------------
Total Current Liabilities                     23,328,000      29,170,000
Long-term Debt, including
  intercompany, and Deferred
  Credits, etc.                              378,831,000     276,477,000
                                          --------------  --------------
                                             402,159,000     305,647,000
                                          --------------  --------------
Net Assets                                $  963,553,000  $  945,514,000
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


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Celebrity Cruise Lines Inc.:

A condensed summary of the assets and liabilities of Celebrity Cruise Lines Inc. ("CCLI"), the Company's cruise industry joint venture, and the results of its operations follows:

                                                        AS OF
                                             ----------------------------
                                               SEPTEMBER      DECEMBER
                                               30, 1995       31, 1994
                                             ------------   ------------
Current assets                               $ 83,235,000   $101,149,000
Vessels, net                                  720,792,000    696,126,000
Other assets                                   35,728,000     51,084,000
                                             ------------   ------------
                                              839,755,000    848,359,000
                                             ------------   ------------
Short-term debt and current
  installments of long-term debt               59,946,000     54,676,000
Other current liabilities                      68,465,000     65,289,000
                                             ------------   ------------
Total current liabilities                     128,411,000    119,965,000
Long-term debt                                245,048,000    260,643,000
                                             ------------   ------------
                                              373,459,000    380,608,000
                                             ------------   ------------
Net assets (principally capital
  contributions)                             $466,296,000   $467,751,000

                                             ============   ============

                       THREE MONTHS ENDED         NINE MONTHS ENDED
                         SEPTEMBER 30,              SEPTEMBER 30,
                        1995        1994          1995           1994
                   -----------  -----------  ------------   ------------
Revenue            $74,539,000  $78,558,000   $213,121,000  $242,971,000
Costs and expenses  72,040,000   80,503,000    214,576,000   237,707,000
                   ----------- -----------   ------------   ------------
Net income/(loss)  $ 2,499,000 ($ 1,945,000) ($  1,455,000) $  5,264,000
                   ===========  ===========   ============  ============


The Company's equity in the results of CCLI for each of the periods is before interest expense of approximately $4,400,000 (three months ended September 30, 1995), $3,300,000 (three months ended September 30, 1994), $12,500,000 (nine months ended September 30, 1995) and
$9,200,000 (nine months ended September 30, 1994), estimated to have been incurred by the Company in connection with the funding of its investment in CCLI. These amounts were calculated based on the Company's long-term interest rates during the respective periods.

As of November 8, 1995, CCLI has commitments (which are nonrecourse to OSG) with an approximate aggregate unpaid cost of $965,000,000 for the construction of three cruise ships, one scheduled for delivery in late 1995, one in late 1996 and the third in late 1997. Unpaid costs are net of $99,000,000 of progress payments (all paid prior to October 1, 1995). Long-term financing arrangements exist for substantially all of the unpaid cost of these ships. Approximately 51% of the unpaid cost is denominated in German marks, substantially all of which is covered by forward contracts or option contracts; this includes approximately 32% of the unpaid cost hedged by currency option contracts that terminate in the event that the exchange rate of the German mark to the dollar falls below certain levels.


                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Notes to Unaudited Condensed Financial Statements

Note C - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:

                                                        AS OF
                                             --------------------------
                                             SEPTEMBER    DECEMBER
                                             30, 1995     31, 1994
                                             -----------  ------------
Cash ($25,799,000 and $62,486,000) and
  other current assets (including
  $9,231,000 and $8,265,000 due
  from owners)                               $ 41,661,000 $ 78,412,000
Vessels, net                                  123,756,000   73,286,000
Other assets (including $11,372,000
  and $26,279,000 due from owners)             12,828,000   29,573,000
                                              -----------  -----------
                                              178,245,000  181,271,000
Current liabilities                             2,967,000    4,214,000
                                              -----------  -----------
Net assets (principally undistributed
  net earnings)                              $175,278,000 $177,057,000
                                             ============ ============



                         THREE MONTHS ENDED        NINE MONTHS ENDED
                           SEPTEMBER 30,               SEPTEMBER 30,
                      ------------------------  -------------------------
                          1995        1994          1995        1994
                          ----        ----          ----        ----
Revenue, primarily from
  voyages (including
  $7,900,000,
  $6,611,000,
  $22,672,000 and
  $20,728,000 from
  vessels chartered
  to other owners)    $11,178,000  $10,016,000  $33,807,000  $31,186,000
Costs and expenses      8,566,000    7,389,000   24,408,000   23,206,000
                      -----------  -----------  -----------  -----------
Net income            $ 2,612,000  $ 2,627,000  $ 9,399,000  $ 7,980,000
                      ===========  ===========  ===========  ===========

As of November 8, 1995, certain 50%-owned companies have commitments (which are nonrecourse to OSG) with an aggregate unpaid cost of $99,000,000 for the construction of two foreign flag VLCCs (very large crude carriers) scheduled for delivery in late 1996 and early 1997. Unpaid costs are net of $81,000,000 of progress payments and prepayments (including $5,000,000 paid subsequent to September 30, 1995) and of discounts resulting from such prepayments. The joint venture companies expect to pay the unpaid costs from their available cash resources and to utilize existing long-term shipyard financing arrangements as needed. Upon delivery, these vessels will commence eight-year charters to the joint venture partner.



                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,348,000 (three months ended September 30, 1995), $1,232,000 (three months ended September 30, 1994), $4,056,000 (nine months ended September 30, 1995) and $3,818,000 (nine months ended September 30, 1994) of brokerage commissions to Maritime. Maritime is owned by a director of the Company; directors or officers of the Company constitute all three of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-
1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.
Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $8,289,000 (three months ended September 30, 1995), $4,859,000 (three months ended September 30, 1994), $19,029,000
(nine months ended September 30, 1995) and $16,313,000 (nine months ended September 30, 1994) before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings will be indefinitely reinvested.

Federal income taxes paid (which related to prior periods in each case) amounted to $600,000 and $4,200,000 in the nine months ended September 30, 1995 and 1994, respectively.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of September 30, 1995 to $49,200,000.

                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt (continued):

As of September 30, 1995, the Company was a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements contain no leverage features and have various maturity dates from 1995 to 2008. In early November 1995, interest rate swaps with notional amounts of $85,000,000 matured.

Approximately 20% of the net book amount of the Company's vessels, representing three foreign flag and nine U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $48,734,000 (nine months ended September 30,
1995) and $34,268,000 (nine months ended September 30, 1994), excluding capitalized interest.

Note G - Other Income - net:

  Other income - net consists of the following:

                           THREE MONTHS ENDED        NINE MONTHS ENDED
                             SEPTEMBER 30,             SEPTEMBER 30,
                         -----------------------  --------------------------
                             1995        1994          1995        1994
                             ----        ----          ----        ----
Investment income:
  Interest and dividends $ 3,135,000 $2,185,000   $ 8,532,000   $ 5,708,000
  Gain on sale of
   securities              5,964,000    686,000     8,529,000     5,304,000
                         ----------  ----------   -----------   -----------
                           9,099,000  2,871,000    17,061,000    11,012,000
Gain on disposal
  of vessels                          4,303,000                   6,815,000
Foreign currency
  exchange gain/(loss)       261,000    673,000   ( 1,993,000)      647,000
Minority interest            817,000   (172,000)    1,527,000       (16,000)
Miscellaneous - net          120,000    587,000   (   376,000)    2,119,000
                         -----------  ---------   -----------   -----------
                         $10,297,000 $8,262,000   $16,219,000   $20,577,000
                         =========== ==========   ===========   ===========

Note H - Commitments and Other Comments:

1. As of November 8, 1995, the Company has commitments with an aggregate unpaid cost of approximately $241,300,000 for the construction of six foreign flag bulk vessels, two of which are scheduled for delivery in early 1996, three in late 1996 and the other one in 1997. Unpaid costs are net of $216,000,000 of progress payments and prepayments (including $14,000,000 paid subsequent to September 30, 1995) and of discounts arising from such prepayments. Long-term shipyard financing arrangements exist for approximately $38,000,000 of the unpaid cost of one of the vessels.

                         (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Commitments and Other Comments (continued):

2. Net (loss) per share is based on the weighted average number of common shares outstanding during each period, 36,224,000 shares (three months ended September 30, 1995), 36,204,000 shares (three months ended September 30, 1994), 36,218,000 shares (nine months ended September 30,
1995) and 35,379,000 shares (nine months ended September 30, 1994).

Stock options have not been included in the computation of net (loss) per share since their effect thereon would either be antidilutive or not material.

3. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $135,000,000 for such foreign currency from October 1, 1995 through 2004.

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

Rates in the international crude tanker markets were weak in the first nine months of 1995, although, on average, crude carriers were earning more than in the comparable period of 1994. Spot rates for international crude carriers trended upward during the third quarter of 1995, but toward the end of the quarter, rates for VLCCs (over 200,000 dwt) and Suezmaxes (120-160,000 dwt) decreased and, in the early part of the fourth quarter of 1995, remained below their third quarter highs. Dry bulk rates rose in the second half of 1994 and, for much of the first nine months of 1995, were nearly double those of the same period of the prior year. These rates trended downward near the end of the third quarter of 1995 and in the early part of the fourth quarter. Demand for U.S. flag tankers decreased during most of the first nine months of 1995 from the unsatisfactory 1994 levels. Six of OSG's U.S. flag tankers were unemployed for substantial portions of the 1995 period.
Five of these ships are chartered for employment beginning in October and November 1995.

Income from vessel operations for the quarter ended September 30, 1995 was slightly lower than in the third quarter of 1994. Income from foreign flag vessel operations improved approximately $7,300,000, reflecting improved rates earned by certain crude carriers and petroleum products carriers in the 1995 period compared to 1994. Dry cargo vessels also obtained higher rates in the 1995 quarter compared to 1994. The effect on revenues of reduced drydockings in the 1995 third quarter compared to 1994 is included. Results from vessel operations of the U.S. flag fleet declined by approximately $7,600,000 in the 1995 third quarter compared to the corresponding 1994 period. This reflected significantly increased days without employment for certain of the Company's U.S. flag crude carriers. This was partially offset by reduced general and administrative expenses.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from vessel operations for the first nine months of 1995 improved by approximately $7,100,000 from the results for the comparable period of 1994. This increase was attributable to improved income of approximately $22,200,000 from foreign flag vessel operations, reflecting the favorable impact of four newly built Aframax vessels delivered during 1994 and two modern Aframaxes purchased in 1995 and improved rates earned by certain crude carriers and petroleum products carriers in the 1995 nine months compared to 1994. Dry cargo vessels also obtained higher rates in the 1995 nine months compared to 1994. Results from vessel operations of the U.S. flag fleet declined approximately $15,100,000 in the 1995 first nine months from the 1994 period. As previously mentioned, six of the Company's U.S. flag crude carriers were without employment for substantial portions of the 1995 nine months; also, results from two U.S. flag dry bulk carriers were less favorable in the 1995 nine months than in 1994. Improved results for certain U.S. flag products carriers and reduced general and administrative expenses are also reflected.

Equity in Results of Celebrity Cruise Lines Inc. ("CCLI")

The Company's share of CCLI's results were income of $1,215,000 and a loss of $742,000 in the third quarter and first nine months of 1995, respectively, compared with a loss of $963,000 and income of $2,551,000 in the comparable periods of 1994. CCLI's results reflect strong competitive pressures in the North American cruise market resulting in reduced per diems. These pressures have continued into the fourth quarter.

Other Income-Net

The details of other income-net are shown in Note G. Interest and dividends increased in the 1995 third quarter and first nine months as compared to the 1994 periods because of higher rates of return on interest-bearing deposits and investments and increased amounts utilized for such deposits and investments. Gains on sale of securities were $5,964,000 (1995 third quarter), $8,529,000 (1995 first nine months),
$686,000 (1994 third quarter)
and $5,304,000 (1994 first nine months). Disposal of vessels resulted in gains of $4,303,0000 and $6,815,000 in the third quarter and first nine months of 1994, respectively (there were no sales of vessels in the 1995 first nine months). Other income-net also reflects the results of foreign currency transactions and income/losses from other investments (included in miscellaneous-net) including, in the 1995 first nine months, a loss (all in the first quarter) of approximately $1,500,000 on an investment.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense

Interest expense increased in the third quarter and first nine months of 1995 from the corresponding periods of 1994 as a result of increases in the average amount of debt outstanding in the 1995 periods compared to 1994, including debt incurred in connection with vessels entering the operating fleet and increased rates on floating rate debt. Interest cost capitalized in connection with vessel construction increased slightly in the third quarter of 1995 compared to the 1994 third quarter and decreased slightly in the first nine months of 1995 from the comparable 1994 period. Interest expense reflects approximately $1,000,000 and $3,400,000 in the third quarter and first nine months of 1995, respectively, and $1,700,000 and $7,400,000 in the comparable
1994 periods, of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

Provision for Federal Income Taxes

There was an income tax credit in each of the four periods as a result of the pretax loss incurred in each of the respective periods. The tax credits reflect items that are not subject to tax and the dividends received deduction.

Liquidity and Sources of Capital

Working capital at September 30, 1995 was approximately $180,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $16,000,000 at September 30, 1995.

Net cash provided by operating activities in the first nine months of 1995 approximated $14,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has used interest rate swaps to effectively convert a portion of its fixed rate debt to a floating rate basis, reflecting management's interest rate outlook. As of September 30, 1995, the Company was a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $685,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 5.3% to 8.1% calculated on the notional amounts. These agreements contain no leverage features and have various maturity dates from 1995 to 2008. In early November 1995, interest rate swaps with notional amounts of $85,000,000 matured. The Company uses derivative financial instruments for trading purposes from time to time. The
Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $135,000,000 for such foreign currency from October 1, 1995 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company has an unsecured long-term credit facility of $500,000,000, of which $382,000,000 was used at September 30, 1995, and an unsecured short-term credit facility of $30,000,000, which was unused at that date. At November 8, 1995, the Company has commitments with an aggregate unpaid cost of approximately $241,300,000 for the construction of six foreign flag bulk vessels, two of which are scheduled for delivery in early 1996, three in late 1996 and the other one in 1997. Long-term shipyard financing arrangements exist for approximately $38,000,000 of the unpaid cost of one of the vessels.



Ratio of Earnings to Fixed Charges

There was a deficiency of earnings to fixed charges for the nine months ended September 30, 1995 of $28,383,000. This has been computed by subtracting the sum of loss before Federal income taxes and fixed charges from fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial Information

The accompanying financial statements as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES




                               PART II


Item 6(a).      Exhibits

See Exhibit Index on page 18.

Item 6(b).      Reports on Form 8-K

The registrant was not required to file any report on Form 8-K during the quarter ended September 30, 1995.

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 1995 and the related condensed consolidated statements of operations and retained earnings for the three month and nine month periods ended September 30, 1995 and 1994 and the related condensed consolidated statements of cash flows for the nine month periods ended September
30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



November 8, 1995

                  OVERSEAS SHIPHOLDING GROUP, INC.
                               AND SUBSIDIARIES



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  November 9, 1995          s/MORTON P. HYMAN
       -----------------         ---------------------------------
                                 Morton P. Hyman
                                 President


Date:  November 9, 1995          s/ALAN CARUS
       -----------------         ------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                            EXHIBIT INDEX







10.       Letter Agreement with an executive officer.

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