Form 10-K405
period 1995-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1996-03-29
CIK 75208

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
               -----------------------------------


                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 Commission File Number 1-6479-1

                 OVERSEAS SHIPHOLDING GROUP, INC.
     (Exact name of registrant as specified in its charter)

DELAWARE                                13-2637623
-------------------------------         -------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification Number)
1114 Avenue of the Americas, New York, New York       10036
-----------------------------------------------------------------

(Address of principal executive offices)             (Zip Code)
Registrant's telephone number, including area code:  212-869-1222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
--------------------    -----------------------------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on March 20 , 1996: $442,022,805. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

Number of shares of Common Stock outstanding at March  20 , 1996:
36,232,976.

Documents incorporated by reference: portions of the registrant's Annual Report to Shareholders for 1995 (incorporated in Parts I and II); portions of the definitive proxy statement to be filed by the registrant in connection with its 1996 Annual Meeting of Shareholders (incorporated in Part III).

ITEM 1.   BUSINESS
-------   --------

          Overseas Shipholding Group, Inc. (the "registrant") and

its  subsidiaries (collectively the "Company") constitute a major

international   shipping  enterprise  owning  and   operating   a

diversified  fleet of oceangoing bulk cargo vessels  (principally tankers  and  dry bulk carriers).  The Company's  operating  bulk fleet  consists  of  61  vessels  having  an  aggregate  carrying capacity  of  approximately 6,050,650  deadweight  tons  ("DWT"),

including  ten   ships  aggregating approximately  1,536,300  DWT

which  the  Company owns jointly with others  and  in  which  the

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


----------------------------
* Except as otherwise noted, references herein to the Company's "operating bulk fleet" are as of February 14, 1996. Such fleet includes eight vessels that are leased from financial institutions under bareboat charters having remaining terms of from 6 to 16 years, but does not include a 254,000 DWT single-hulled tanker which the Company sold in late February 1996, or a 29,300 DWT petroleum barge which is owned by a partnership in which the Company has a 50% interest, or the six newbuildings currently on order which are more fully described under "Bulk Fleet Renewal Program" below.

            Celebrity  Cruise  Lines  Inc.  (together  with   its

subsidiaries collectively "CCLI"), the passenger cruise  business joint venture which the Company  entered into in late 1992,  owns and operates cruise ships marketed primarily under the trade name

Celebrity  Cruises in the premium segment of the  industry.   The

Celebrity  Cruises fleet currently consists of four cruise  ships

with  a  total passenger-carrying capacity of 5,584  berths.   In

addition,  CCLI  has  a budget-priced Fantasy  Cruises  division,

which  consists  of  two  vessels.  In late  November,  Celebrity

Cruises  took  delivery of the 70,600 gross  ton vessel, CENTURY.

The  1,750-passenger  CENTURY  will  be  followed  by  two 1,870-

passenger sisterships, the  GALAXY  and  the  MERCURY,  scheduled for delivery in late 1996  and  1997,  respectively,  which  will increase the Celebrity Cruises total passenger-carrying  capacity

to   over   9,300   berths.   See "Investment in Cruise Business"

below.

            The   Company's  operating  bulk  fleet,  aggregating

approximately 6,050,650 DWT, represents approximately 1%  of  the

total  world  tonnage of oceangoing bulk cargo  vessels.   As  of

February  14,  1996,  the  Company  had  on  order  six  vessels,

aggregating 1,459,800 DWT, for delivery to its international bulk fleet.  See "Bulk Fleet Renewal Program" below.

           The  Company charters its ships to commercial shippers

and  U.S.  and foreign governmental agencies for the carriage  of bulk commodities, primarily crude oil, petroleum products, grain,

coal  and  iron  ore.  Generally, each ship is  chartered  for  a specific  period  of time ("time charter"),  or  for  a  specific voyage  or voyages ("voyage charter").  Under the terms  of  time and voyage charters covering the Company's vessels, the ships are equipped  and operated by the Company and are manned by personnel in the Company's employ.  From time to time, the Company also has some  of  its  vessels on bareboat charter.  Under the  terms  of bareboat  charters, the ships are chartered for fixed periods  of time  (generally  medium- or long-term)  during  which  they  are operated and manned by the charterer.

           The  Company's ships engage in carriage  of  cargo  in

various parts of the world.  For information regarding the  types of  vessels in the Company's bulk fleet and the major routes  for each  type  of vessel, see the "OSG International and  U.S.  Flag

Vessel Types" section (page 20) of the registrant's Annual Report to Shareholders for 1995, which section is incorporated herein by reference.  The  Company does not employ any container or similar vessels in its operation.

          Revenues from carriage of petroleum and its derivatives

represented  approximately  77% of the  voyage  revenues  of  the

Company  in  1995,  78% in 1994 and 75% in 1993.   Revenues  from

carriage  of  dry cargo accounted for the balance of such  voyage revenues for each of those years.  The carriage of petroleum  and its  derivatives  also accounted for the majority of  the  voyage

revenues  of  the  Company's bulk shipping joint  ventures.   The

relative contributions to voyage revenues of the various types of cargoes carried may vary from year to year, depending upon demand for  particular kinds of carriage and the purposes for which  and the terms on which the ships are chartered.

          As of February 14, 1996, with the exception of two U.S.-

flag  crude  oil  carriers, all of the vessels in  the  Company's

operating bulk fleet were employed.   Forty-nine of these vessels

were chartered to non-governmental commercial shippers.  These 49 ships  include eleven U.S.-flag ships and 38 foreign-flag  ships,

which  together  represent  approximately  81%  of  the  combined carrying capacity of the Company's operating bulk fleet.  Of  the remaining ships in the Company's operating bulk fleet, three U.S.-

flag  ships  and seven foreign-flag ships were under  charter  to foreign or U.S. governmental agencies.


U.S.-FLAG AND FOREIGN-FLAG OPERATIONS
-------------------------------------
           The  Company's U.S.-flag and foreign-flag bulk  fleets

operate  substantially in separate markets.  The Company believes that  ownership of a diversified fleet, with vessels of different flags,  types  and sizes and with operating flexibility,  enables the  Company  to  take advantage of chartering opportunities  for domestic  and  international shipment  of  bulk  commodities  and thereby  cushions the effects of weakness in particular  markets.

Information about the Company's operations under U.S. and foreign flags for the three years ended December 31, 1995 is set forth in the  table  in  Note  B  to  the Company's  financial  statements

incorporated  by  reference in Item  8  below.   For  information

regarding  the  revenues and net income  of  the  Company's  bulk shipping  joint ventures for the three years ended  December  31,

1995,   see   Note  E  to  the  Company's  financial   statements

incorporated by reference in Item 8 below.

           In  each of the years 1995, 1994 and 1993 the  Company

had  one  charterer  (BP  Oil Company, USA)  from  which  it  had revenues in excess of 10% of revenues from voyages, amounting  in

1995  to  approximately $49.5 million, in 1994  to  approximately

$63.7 million, and in 1993 to approximately $73.7 million.


U.S. DOMESTIC AND PREFERENCE TRADES

-----------------------------------
           Under  the  Jones Act, shipping between United  States

coastal ports, including the movement of Alaskan oil, is reserved by  law  primarily to U.S.-flag vessels, owned by U.S.  citizens,

crewed  by U.S. seafarers, and built in the United States without

construction    subsidies   and   operated   without    operating

differential  subsidies.   With eight  crude  carriers  and  five

product carriers, the Company is the largest independent owner of unsubsidized U.S.-flag tankers and is a major participant in  the

Alaskan oil trade.

           Demand for tonnage in the Alaskan oil trade depends on

the volume of crude shipped out of Alaska and its distribution to ports  at varying distances from the source.  Significantly  more tonnage  is required for long-haul shipments of Alaskan crude  to the  U.S.  Gulf and East Coasts than for movements  to  the  West

Coast.   In  recent  years, the amount of crude  shipped  on  the

long-haul  route to the Gulf of Mexico, via the Panama  Pipeline,

has  fallen  sharply,  and this development has  reduced  tonnage requirements.  Shipments of Alaskan crude oil from Valdez are the main  source of employment for U.S.-flag crude carriers  and  are carried  mostly on unsubsidized U.S.-flag crude carriers of  over

60,000 DWT.

           In November of 1995, President Clinton signed into law

legislation  that would permit the export of Alaskan North  Slope crude  oil  on U.S.-flag vessels once certain findings have  been made  by the President and appropriate licensing regulations  are promulgated.  Under this legislation, it is expected that exports could  begin as early as the second quarter of 1996.  The Company has entered into an agreement which provides long term employment for five of its U.S.-flag crude carriers.  This agreement will go into effect after exports are permitted.

           As noted, vessels built with construction differential

subsidies  and  operated  with operating  differential  subsidies

("ODS")  are not permitted in the Jones Act trade.  However,  the

Maritime  Administration has deemed tankers built with  subsidies to  be eligible for full coastwise privileges when they reach  20

years  of  age and their ODS contracts have expired.   In  recent

years there have been increased calls by members of Congress  and others to reduce  or  eliminate  cargo preference  and,  in  some cases, to weaken the long-standing requirement that U.S. coastwise trade be conducted by  U.S.-flag Jones Act ships. If such changes

were implemented,  they  would  adversely  affect   the   already

diminished  U.S.-flag   merchant marine.

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


EMPLOYMENT OF VESSELS

---------------------
           The  bulk  shipping industry is highly fragmented  and

competitive.  The Company competes with other owners of U.S.  and

foreign-flag  tankers  and  dry  cargo  ships  operating  on   an

unscheduled  basis similar to the Company and,  to  some  extent,

with owners operating cargo ships on a scheduled basis.

            Because  of  increasing  environmental  concerns  and

decreasing  control  over their sources of  oil,  the  major  oil companies  have sharply reduced their tanker ownership in  recent

years.   In  1987, the oil majors owned 20% of the  world  tanker

fleet compared with only 7% in 1995.  Independent shipowners  now control approximately 73% of the world tanker fleet, up from  58%

in  1987.   They  also control the most modern  fleets,  with  an

average  vessel age of 13 years. State-owned companies (17%)  and

independent   oil   companies(3%)  make   up   the   balance   of

international tanker owners.

           In chartering vessels to the United States government,

the  Company  competes primarily with other owners  of  U.S.-flag vessels.  Demand for U.S.-flag product carriers is closely linked to  changes in regional energy demands and in refinery  activity.

These  vessels also compete with pipelines and oceangoing  barges and  are affected by the level of imports on foreign-flag product

carriers.   In  the  spot  and  short-term  charter  market,  the

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

           For  additional  information as of February  14,  1996

regarding  the 61 vessels in the Company's operating bulk  fleet,

including  information as to the employment of such vessels,  see the  table in the "To Our Shareholders" section (page 3), and the

"International Bulk Fleet" and "U.S. Bulk Fleet" tables (pages 18 and  19),  of the registrant's Annual Report to Shareholders  for

1995, which tables are incorporated herein by reference.



ENVIRONMENTAL MATTERS RELATING TO BULK SHIPPING
-----------------------------------------------
           Since 1990, the bulk shipping industry has experienced

a   more   stringent   regulatory  environment.    Classification

societies,   governmental   authorities   and   charterers   have

strengthened  their inspection programs, and there  has  been  an increasing  reluctance among charterers to accept  older  vessels due to safety and pollution concerns.

           OPA  90.   The  Oil Pollution Act of 1990  ("OPA  90")

significantly expands the potential liability of a  vessel  owner

or   operator  (including  a  bareboat  charterer),  for   damage

resulting  from spills in U.S. waters (up to 200 miles offshore).

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

1995,  the  double-hull requirement was phased  in  for  existing tankers.  The age requirement is reduced in stages so that by the year  2000, tankers of at least 30,000 gross tons over  23  years old  (and  tankers between 15,000 and 30,000 gross tons  over  30 years old) must have double hulls, and by 2010, all tankers  must have  double  hulls, except that tankers with double  bottoms  or double sides are afforded an additional five years for compliance

but   must  comply  no  later  than  January  1,  2015.   Tankers

discharging at a deepwater port or lightering more than 60  miles offshore will not be required to have double hulls until  January

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

United States  U.S. Coast Guard and has received approval of such plans.

            Under   U.S.  Coast  Guard  financial  responsibility

regulations issued pursuant to OPA 90, all tankers entering  U.S.

waters since the end of 1994 were required to obtain Certificates of  Financial  Responsibility  ("COFRs")  from  the  Coast  Guard

demonstrating  financial  capability  to  meet  potential   spill

liabilities.  All  the  vessels in the  Company's  U.S.-flag  and international flag tanker fleets have obtained COFRs.

           INTERNATIONAL REQUIREMENTS.  In addition to the OPA 90

requirements,    International   Maritime   Organization    (IMO)

regulations require double hulls or equivalent tanker designs for newbuilding orders and mandate double hulls for existing  tankers

by  their  30th  anniversary.   These  regulations  also  require

modifications  to existing tankers by their 25th  anniversary  to provide  side or bottom protection covering at least 30%  of  the

cargo  tank  area.   Such modifications can be costly  and  would

reduce a ship's carrying capacity by an estimated 20%.

           Over  the  next five years, OPA 90 and IMO regulations

are expected to accelerate the scrapping of older tankers.

           Since  the  Company  maintains a modern  fleet,  these

double-hull requirements will not apply to most of the  Company's existing  tanker fleet until after the year 2000, at  which  time the  affected ships will have operated for substantially  all  of their economic lives.

           INSURANCE.   Consistent with the currently  prevailing

practice  in  the  industry, the Company presently  carries  $700 million  of pollution coverage per occurrence on every vessel  in

its  fleet.   While  the Company has historically  been  able  to

obtain  such  insurance  at  commercially  reasonable  rates,  no assurances can be given that such insurance will continue  to  be available in the future.


BULK SHIPPING MARKETS
---------------------
           Information regarding the international bulk  shipping

markets  and  the  markets for U.S.-flag vessels,  including  the

Alaskan  oil trade, is set forth in the text of the "Global  Bulk

Shipping  Markets"  section (pages  6,  9,  10  and  13)  of  the registrant's  Annual  Report  to  Shareholders  for  1995,  which information is incorporated herein by reference.


BULK FLEET RENEWAL PROGRAM
--------------------------
          As part of the Company's ongoing modernization program,

the Company continually reviews its fleet profile.   This entails

periodically  selling older vessels, placing  newbuilding  orders

and  purchasing  existing  modern  tonnage,  when  available   at

attractive prices.  After giving effect to the deliveries of  two newbuildings  in January 1996, the Company's newbuilding  program totals six ships aggregating 1,459,800 DWT.

           NEWBUILDING ORDERS.  In January 1996, the Company took

delivery  for  its international fleet of two double-hulled  very large  crude carriers ("VLCCs"), each approximately 296,000  DWT,

ordered  in  1993.   Over  the next twelve  months,  four  VLCCs,

ranging  from 269,650 to 302,150 DWT and two large Capesize  bulk

carriers   (each   158,100   DWT)  are   scheduled  to  join  the

fleet.   Two  of  these VLCCs were ordered with a  joint  venture

partner and will commence eight-year charters to the partner when

delivered  in  December 1996 and February 1997.   The  other  two

VLCCs are scheduled for delivery in late 1996 and early 1997.  On the  dry  bulk  side, the Company in 1995 placed orders  for  two

158,100  DWT  Capesize ships for delivery in late 1996.   All  of

these  six ships are being built by major shipbuilders  (four  in

South  Korea  and  two in Japan) for delivery  to  the  Company's international fleet.  The commitments for these six  vessels  are in  U.S.  Dollars; for additional information as of February  14,

1996 about the commitments, see Notes E and L(1) to the Company's financial statements incorporated by reference in Item 8 below.


           PURCHASES.   In March 1995, the Company purchased  two

94,000  DWT  double-hulled Aframax tankers built in  1994,  which were  delivered to the Company for its international fleet.


           SALES.   In December 1995, the Company sold a  single-

hulled 133,000 DWT foreign- flag tanker and in February 1996 sold a single-hulled 254,000 DWT foreign- flag VLCC; both vessels were built in 1989.

           The  Company's newbuilding program, together with  the

selective  upgrading  of the Company's fleet through  acquisition and  disposition of existing tonnage, reflects changes  that  the

Company makes from time to time in light of its continuing review of  changing  market conditions and the needs of  its  customers.

All of the ships in the Company's fleet have been either built to

its   exacting   specifications  or  purchased  after   stringent

inspection.   These vessels are designed for safe, efficient  and

environmentally-friendly operation.  Features in the  tankers  in the  current newbuilding program such as double hulls,  satellite navigation  systems and increased steel in areas of high  stress,

have  been included to improve their safety and efficiency.  Upon delivery  of  all  the  tanker newbuildings,  over  half  of  the

Company's tanker tonnage will be either totally double-hulled  or protected  by  double  sides  or  double  bottoms.  There  is  no assurance  that  the  Company's fleet will expand,  or  that  the

Company will acquire vessels or place orders for the construction of new vessels, to the same extent as in the past.



EMPLOYEES
---------
            At   February   14,   1996,  the   Company   employed

approximately 2,000 seagoing personnel to operate its ships.  The

Company has collective bargaining agreements with three different maritime  unions,  covering seagoing personnel  employed  on  the

Company's  U.S.-flag  vessels.  These agreements  are  in  effect through June 15, 1996 with one of the unions and through June 15,

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

(primarily   those   limited  to  United   States   foreign   and

noncontiguous domestic trades).  The registrant is a party to  an

agreement  under  the  Act.   Under the  agreement,  the  general

objective is (by use of assets accumulated in the fund)  for  two vessels to be constructed or acquired by the end of 1999.  If the agreement is terminated or amounts are withdrawn from the capital construction  fund for non-qualified purposes, such amounts  will then  be subject to Federal income taxes. Monies can remain  tax-

deferred  in  the fund for a maximum period of twenty-five  years

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

Merchant Marine Act, 1936, as amended.



INVESTMENT IN CRUISE BUSINESS
-----------------------------
           The  Company owns a 49% equity investment in Celebrity

Cruise  Lines  Inc. (together with its subsidiaries  collectively

"CCLI"),  a  joint  venture formed in late  1992  that  owns  and

operates  cruise  vessels.   CCLI functions  as  an  equal  joint

venture and the approval of both shareholders is required for all substantive  policy matters.  All debt of the  joint  venture  is nonrecourse  to  the joint venture partners.  It  is  anticipated that  CCLI's earnings will be reinvested in the cruise  business,

and accordingly the Company has made no provision for U.S. income taxation with respect to its share of CCLI's earnings.

           CCLI markets its ships primarily under the brand  name

Celebrity Cruises, which is a leading provider of cruises in  the

premium  segment  of  the  North  American  cruise  market.   The

Celebrity  Cruises  fleet  consists of  four  ships  --  CENTURY,

ZENITH,  HORIZON and MERIDIAN -- having a total of  5,584  berths and  sailing mainly in the Caribbean and to Bermuda.  Cruises  to

Alaska  and  the West Coast, and increased Panama  Canal  routes,

will be added to the itineraries during 1996.

           Two vessels operated in 1995 as part of CCLI's budget-

priced  Fantasy Cruises division.  One of these ships,  BRITANIS,

was  chartered during part of 1995 to the U.S.  Military  Sealift

Command,  while the division's other ship, AMERIKANIS, sailed  on

European itineraries.

           The  Company's results for 1995 include a net loss  of

$1,208,000  from  CCLI.   This is before the Company's  estimated

interest   expense,   after-tax,  of  approximately   $11,000,000

incurred   to   fund  the  CCLI  investment.   In  1995,   strong

competitive pressures in the North American cruise market  caused

significant  discounting  throughout  the  industry,   which   is

reflected in the results of CCLI.

           In late November, CCLI took delivery of the 70,600-ton

CENTURY,  designed  to be among the most elegant  and  innovative

cruise  ships  afloat.   The  1,750-passenger  CENTURY  will   be

followed by two 1,870-passenger sisterships, the GALAXY  in  late

1996  and  the  MERCURY  in  late  1997,  which  will expand  the

Celebrity Cruises fleet passenger-carrying capacity to over 9,300

berths,   providing   significant   economies   of   scale    and

strengthening its position in the premium segment of  the  cruise market.  The  contracts for the GALAXY and MERCURY are  with  the same  European  shipyard  that  built  the  CENTURY,  ZENITH  and

HORIZON. Long-term financing arrangements exist for substantially

all   of   the  unpaid  cost  of  these  ships.   For  additional

information about CCLI and its fleets and the CCLI commitments as of  February 14, 1996, see the text of the "CCLI" section  (pages

13  and  14),  including the CCLI fleet table (page 19),  of  the registrant's  Annual  Report  to  Shareholders  for  1995,  which information is incorporated herein by reference, and  Note  D  to the  Company's financial statements incorporated by reference  in

Item 8 below.


           COMPETITION.  CCLI operates its vessels  primarily  in

the   North   American   cruise  market,   which   accounts   for

approximately  80% of total cruise passengers carried  worldwide.

The  North American cruise industry is characterized by large and generally  well-capitalized companies and is highly  competitive.

According  to the Cruise Lines International Association  (CLIA),

the  five largest companies, including CCLI, have almost  70%  of total capacity.

          Over the past decade, growth in demand (measured by the

number of passengers carried) averaged 7% per year for the  North

American cruise market.  More recently, however, beginning in the second half of 1994, demand growth has abated.  Preliminary  CLIA statistics  indicate a 3% decline in passengers carried  in  1995 from a year earlier.

           Capacity  growth in the North American  cruise  market

averaged 6% per year during the past decade versus the 7%  demand growth  noted  above.  In 1995, capacity rose  less  than  1%  as

13,100  berths were added and 12,500 berths were removed  through retirements, redeployments and shutdowns. At year-end 1995, North

American cruise capacity was estimated to be 104,700 berths.

          The industry is in the midst of its largest newbuilding

program ever, with a trend toward increasingly larger ships.   On

the  basis  of  the  newbuilding orderbook, CLIA  forecasts  that capacity will rise 11% in 1996.  Before taking into consideration any  retirements  and  deletions from the  existing  fleet,  CLIA expects capacity to grow 10% in 1997 and 12% in 1998.

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


           REGULATORY  MATTERS.  Each cruise ship is  subject  to

regulations  of  its  country of registry, including  regulations issued pursuant to international treaties governing the safety of the  ship  and its passengers.  Each country of registry conducts periodic inspections to verify compliance with these regulations.

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

convention,  which became effective in 1980 and was last  amended in  1992,  established minimum safety, fire prevention  and  fire

protection  standards  (the "SOLAS '74  standards").   Under  the

amended  SOLAS  requirements, all existing passenger  ships  must have  upgraded  fire  detection and fire  protection  systems  by

October  1997.   The schedule for compliance with  certain  other

aspects   of  the  amended  requirements  for  passenger  vessels

currently  meeting SOLAS '74 standards extends until 2005  or  15 years after construction, whichever is later.

           A  significant number of berths are on ships that  are

expected  to need SOLAS upgrades.  The actual number of deletions will  depend  on shipowners' willingness to incur the potentially significant  capital expenditures needed to bring  older  vessels into compliance with these requirements.

           Three  of  Celebrity Cruises' vessels  were  delivered

between  1990 and 1995 and a fourth was rebuilt in 1990.  Because

Celebrity  maintains a modern fleet, the work necessary  for  its ships  to  meet  1997  SOLAS requirements  can  be  done  without material capital expenditures.


ITEM 2.   PROPERTIES
------    ----------
          See Item 1.



ITEM 3.   LEGAL PROCEEDINGS
------    -----------------
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

Consolidated  Balance Sheet as at December 31, 1995, incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

                             None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
                                                   Has Served as
Name                     Age     Position Held       Such Since
----                     ---     -------------     -------------

Morton P. Hyman          60      President         October 1971

Robert N. Cowen          47      Senior Vice       February 1993
                                 President,
                                 Secretary,        June 1982

Myles R. Itkin           48      Senior Vice       June 1995
                                 President, Chief
                                 Financial Officer
                                 and Treasurer

Alan Carus               57      Controller        December 1987

          Messrs. Hyman and Cowen are directors of the registrant

and members of the Finance and Development Committee of its Board

of  Directors.   The  term  of office of each  executive  officer

continues  until the first meeting of the Board of  Directors  of the  registrant immediately following the next annual meeting  of its stockholders, to be held in June 1996, and until the election

and   qualification  of  his  successor.   There  is  no   family

relationship between the executive officers.

           Mr.  Morton P. Hyman has served as a director  of  the

registrant  since  1969. Mr. Robert N.  Cowen  has  served  as  a director  of  the registrant since June 1993, as an  officer  and director  of certain of the registrant's subsidiaries during  the

past   five  years,  and  as  a  director  of  Maritime  Overseas

Corporation ("MOC"), the agent for the Company's vessels referred to  in the first paragraph of Item 1, during the past five years.

Prior  to joining the registrant in June 1995, Mr. Myles R. Itkin was employed for one year by Alliance Capital Management L.P.  as

Senior  Vice President-Finance, and prior thereto he was employed by  Northwest Airlines, Inc. as Vice President-Finance.  Mr. Alan

Carus  has  served as an officer and director of certain  of  the registrant's subsidiaries during the past five years; he has also served as a senior officer of MOC during the past five years.




                             PART II
                             -------
           The  information called for by Items 5  through  8  is

incorporated   herein  by  this  reference  from  the   following

respective  portions and page numbers of the registrant's  Annual

Report to Shareholders for 1995:



             Item                  Incorporated from:
             ----                  -----------------
ITEM 5.Market for Registrant's     Last  three paragraphs under
------ Common Equity and Related   "Shareholder Information" on
       Stockholder Matters         inside back cover (page 41);
       -------------------------   "Stock Price and Dividend
                                   Data" table on last  page
                                   (page 24)  of "Management's
                                   Discussion and Analysis"
                                   section.

ITEM 6.Selected Financial Data     The information for the years
------ -----------------------     1991 through 1995 under "Eleven-
                                   Year Statistical Review"
                                   section (pages 38 and 39).

ITEM 7.Management's Discussion     Information set forth in text
------ and Analysis of Financial   of "Management's Discussion
       Condition and Results of    and Analysis" section (pages
       Operations                  21 through 24).
       -------------------------

ITEM 8.Financial Statements and    "Consolidated Statements  of
------ Supplementary Data          Operations and Retained
       ------------------------    Earnings", "Consolidated
                                   Balance Sheets", "Consolidated
                                   Statements of Cash Flows",
                                   "Notes to Consolidated
                                   Financial Statements" and
                                   "Report of Independent
                                   Auditors" sections (pages 25
                                   through 37).

               Additional Supplementary Data -
               Ratio of Earnings to Fixed Charges
               ----------------------------------

               There was a deficiency of earnings to fixed charges for 1995 of $31,967,000. This has been computed by subtracting the sum of loss before Federal income
           taxes  and  fixed charges from fixed  charges.   Fixed
           charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

ITEM 9.Changes in and Disagreements with Accountants on
------ Accounting and Financial Disclosure
       ------------------------------------------------

                             None.


                            PART III
                           ---------

           The  information called for by Items  10  through  13,

except  for  the information set forth in Part I above  regarding the  executive officers of the registrant, is incorporated herein by  this reference from the following respective portions of  the definitive  proxy  statement to be filed  by  the  registrant  in connection with its 1996 Annual Meeting of Shareholders.


            Item                     Incorporated from:
            ----                     -----------------

ITEM 10.Directors  and  Executive   "Election of Directors"
------- Officers of the Registrant
        --------------------------

ITEM 11.Executive Compensation      "Compensation and Certain
------- --------------------------  Transactions"*

ITEM 12.Security  Ownership   of    "Election of Directors"
------- Certain Beneficial Owners   and "Information as to
        and Management              Stock Ownership"
        --------------------------

ITEM 13.Certain Relationships and   "Election of Directors" and
------  Related  Transactions       "Compensation and Certain
        --------------------------  Transactions"*
___________

*  Excluding   material  under  "Stockholder  Return  Performance
   Presentation"  and  "Executive  Compensation  Report  of   the
   Executive   Compensation  Committee  and  the   Stock   Option
   Committee".


                             PART IV
                             -------

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  Form 8-K
          -------------------------------------------------------
          (a)  See the accompanying index to financial statements

and schedules, and the accompanying Exhibit Index.

           (b)  Reports on Form 8-K:  The registrant did not file

any  report  on  Form 8-K during the quarter ended  December  31,

1995.

                           SIGNATURES
                           ----------


    Pursuant  to the requirements of Section 13 or 15(d)  of  the

Securities  Exchange Act of 1934, the registrant has duly  caused this  report  to  be  signed  on its behalf  by  the  undersigned thereunto duly authorized.



                            OVERSEAS SHIPHOLDING GROUP, INC.

                            By:      S/Myles R. Itkin
                               --------------------------------
                                      Myles R. Itkin
                                   Senior Vice President,
                             Chief Financial Officer & Treasurer



Date:  March 26, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each of such persons appoints Morton P. Hyman and Myles R. Itkin, and each of them, as his agents and attorneys-in-fact, in his name, place and stead in all capacities, to sign and file with the SEC any amendments to this report and any exhibits and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact or either of them may lawfully do or cause to be done by virtue of this power of attorney.

                                By      S/Morton P. Hyman
                                   ------------------------------
                                  Morton P. Hyman, Principal
                                  Executive Officer and Director

                                By      S/Myles R. Itkin
                                   ------------------------------
                                  Myles R. Itkin, Principal
                                  Financial Officer

                                By      S/Alan Carus
                                   ------------------------------
                                  Alan Carus, Controller

                                By      S/Robert N. Cowen
                                   ------------------------------
                                  Robert N. Cowen, Director

                                By      S/Ran Hettena
                                   ------------------------------
                                  Ran Hettena, Director

                                By      S/George C. Blake
                                   ------------------------------
                                  George C. Blake, Director

                                By      S/Solomon N. Merkin
                                   ------------------------------
                                  Solomon N. Merkin, Director

                                By      S/William L. Frost
                                   ------------------------------
                                  William L. Frost, Director

                                By      S/Thomas H. Dean
                                   ------------------------------
                                  Thomas H. Dean, Director

Date:  March 26, 1996

FORM 10-K--ITEM 14(a) (1) and (2)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Overseas Shipholding Group, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1995 are incorporated by reference in Item 8:

     Consolidated Balance Sheets--December 31, 1995 and 1994
     Consolidated Statements of Operations and Retained Earnings--
          Years Ended December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows--
          Years Ended December 31, 1995, 1994 and 1993
     Notes to Financial Statements --December 31, 1995

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

 4(a)     Amended  and Restated Credit Agreement  dated
          as  of  February  9,  1990,  as  amended  and
          restated  as of October 31, 1994,  among  the
          registrant,   two   subsidiaries    of    the
          registrant and certain banks (filed via EDGAR
          as Exhibit 4(a) to the registrant's Form 10-K
          for   1994   and   incorporated   herein   by
          reference).

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

          NOTE:   The  Exhibits filed herewith  do  not
          include  other instruments authorizing  long-
          term   debt   of  the  registrant   and   its
          subsidiaries,  none of which exceeds  10%  of
          total  assets  of  the  registrant  and   its
          subsidiaries  on a consolidated  basis.   The
          registrant agrees to furnish a copy  of  each
          such   instrument  to  the  Commission   upon
          request.

 10(a)    Form  of  Agency Agreements between  Maritime
          Overseas   Corporation  and   each   of   the
          registrant's majority-owned subsidiaries that
          owns  or operates a U.S.-flag vessel (refiled
          as Exhibit 10(a) to the registrant's Form 10-
          K   for  1989  and  incorporated  herein   by
          reference).

 10(b)    Form  of  Agency Agreements between  Maritime
          Overseas   Corporation  and   each   of   the
          registrant's majority-owned subsidiaries that
          owns   or  operates  a  foreign-flag   vessel
          (refiled as Exhibit 10(b) to the registrant's
          Form 10-K for 1989 and incorporated herein by reference).

*10(c)(1) Form  of  Management Agreement  dated  as  of
          January   1,  1985  between  Lion   Insurance
          Company    Ltd.    and   Maritime    Overseas
          Corporation  (previously filed more  than  10
          years ago and refiled herewith).

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

 10(d)(2) Form of Amendment dated as of January 1, 1975
          to  General  Services Agreement  between  the
          registrant  and Maritime Overseas Corporation
          (refiled via EDGAR as Exhibit 10(d)(2) to the
          registrant's   Form   10-K   for   1994   and
          incorporated herein by reference).

 10(d)(3) Amendment  dated January 10, 1980 to  General
          Services     Agreement between the registrant
          and Maritime Overseas Corporation (refiled as
          Exhibit 10(d)(3) to the registrant's Form 10-
          K   for  1989  and  incorporated  herein   by
          reference).

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

 10(d)(6) Form of Amendment dated as of July 1, 1994 to
          General   Services  Agreement   between   the
          registrant  and Maritime Overseas Corporation
          (filed  via EDGAR as Exhibit 10(d)(6) to  the
          registrant's   Form   10-K   for   1994   and
          incorporated herein by reference).

 10(e)(1) Form  of Letter Agreement dated as of  August
          9,  1973  between the registrant and Maritime
          Overseas  Corporation  (refiled via EDGAR  as
          Exhibit 10(e)(1) to the registrant's Form 10-
          K   for  1994  and  incorporated  herein   by
          reference).

 10(e)(2) Form  of Letter Agreement dated as of  August
          9,  1973  by  Maritime  Overseas  Corporation
          (refiled via EDGAR as Exhibit 10(e)(2) to the
          registrant's   Form   10-K   for   1994   and
          incorporated herein by reference).

 10(e)(3) Form  of Letter Agreement dated as of  August
          9,  1973  by  Maritime  Overseas  Corporation
          (refiled via EDGAR as Exhibit 10(e)(3) to the
          registrant's   Form   10-K   for   1994   and
          incorporated herein by reference).

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

 10(g)(1) Form   of   Management   Agreements   between
          Maritime  Overseas Corporation  and  each  of
          First United Shipping Corporation, Interocean
          Tanker  Corporation, Second  United  Shipping
          Corporation   and   Third   United   Shipping
          Corporation  (refiled via  EDGAR  as  Exhibit
          10(g)(1) to the registrant's Form 10-K for 1994 and incorporated herein by reference).

*10(g)(2) Form  of Amendment No. 1 and Amendment No.  2
          to  Management  Agreements  between  Maritime
          Overseas Corporation and each of First United
          Shipping   Corporation,   Interocean   Tanker
          Corporation,    Second    United     Shipping
          Corporation   and   Third   United   Shipping
          Corporation  (previously filed more  than  10
          years ago and refiled herewith).

 10(g)(3) Form   of   Amendment  No.  3  to  Management
          Agreements    between    Maritime    Overseas
          Corporation and each of First United Shipping
          Corporation,  Interocean Tanker  Corporation,
          Second United Shipping Corporation and  Third
          United Shipping Corporation (filed via EDGAR as Exhibit 10(g)(3) to the registrant's Form
          10-K for 1994 and incorporated herein by reference).

 10(g)(4) Form of Company Service Employees Agreement between Maritime Overseas Corporation and each of First Union Tanker Corporation and
          Second  Union Tanker Corporation  (filed  via
          EDGAR as Exhibit 10(g)(4) to the registrant's
          Form 10-K for 1994 and incorporated herein by reference).

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

 10(k)(1) Supplemental Executive Retirement Plan of the registrant, as amended and restated as of January 1, 1995 (filed via EDGAR as Exhibit
          10(k) to registrant's Form 10-K for 1994 and incorporated herein by reference).

 10(k)(2) Employment Contract with an executive officer
          (filed  via  EDGAR  as  Exhibit  10  to   the
          registrant's Form 10-Q for the quarter  ended
          June 30, 1995 and incorporated herein by reference).

 10(k)(3) Letter Agreement with a former executive officer (filed via EDGAR as Exhibit 10 to the registrant's Form 10-Q for the quarter ended
          September 30, 1995 and incorporated herein by reference).

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

*10(n)(3) Supplemental  Agreement  dated  November  21,
          1995 to the Shareholders Agreement referred to in Exhibit 10(n)(1) above.

*12       Computation  of  Ratio of Earnings  to  Fixed
          Charges.

*13       Such   portions  of  the  Annual  Report   to
          security holders for 1995 as are expressly incorporated herein by reference.

*21       List of subsidiaries of the registrant.

*23       Consent of Independent Auditors of the registrant.

*27       Financial Data Schedule.

          NOTE: The Exhibits which have not previously been filed or listed or are being refiled are marked with an asterisk (*).



          List of Executive Compensation Plans and Arrangements -
          See  Exhibits 10(k)(1),(2) and (3),  10(l)(1)
          and (2), and 10(m) above.