Form 10-Q
period 1996-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1996-05-15
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       ----------------------

                              FORM 10-Q
                             ----------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               MARCH 31, 1996
               --------------

               OR

               ( ) TRANSITION REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from
                                              ---------
               to
                  ---------

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
                                             ------------------

                              No Change
- ----------------------------------------------------------------
Former name, former address and former fiscal year, if
               changed since last report

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

Common Shares outstanding as of May 13, 1996 - 36,234,479

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1996 AND DECEMBER 31, 1995

                                        MARCH               DECEMBER
                                        31, 1996            31, 1995 (A)
                                        -------------       -----------
                                        (UNAUDITED)

                               ASSETS
                               ------

Current Assets:
- --------------
 Cash, including interest-bearing
   deposits of $128,512,000 and
   $155,864,000                         $  132,660,000      $  160,578,000
 Receivables                                33,894,000          31,537,000
 Prepaid expenses                           38,408,000          31,218,000
                                        --------------      --------------
   Total Current Assets                    204,962,000         223,333,000

Investments in Marketable Securities        18,920,000          18,482,000
Capital Construction and Restricted
   Funds                                   127,385,000         124,258,000
Vessels, at cost, less accumulated
   depreciation of $552,681,000 and
   $551,752,000 - Note F                 1,141,917,000       1,173,029,000
Vessels Under Capital Leases, less
   accumulated amortization of
   $153,627,000 and $150,906,000           105,851,000         108,572,000
Investment in Celebrity Cruise Lines
   Inc. - Note B                           231,626,000         234,334,000
Investments in Bulk Shipping Joint
   Ventures - Note C                        89,338,000          87,794,000
Other Assets                                88,717,000          95,024,000
                                        --------------      --------------
                                        $2,008,716,000      $2,064,826,000
                                        ==============      ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                       $    5,647,000      $    5,047,000
 Sundry liabilities and accrued
   expenses                                 50,598,000          39,706,000
                                        --------------      --------------
                                            56,245,000          44,753,000
 Current installments of long-term
   debt - Note F                            13,212,000          15,943,000
 Current obligations under capital
   leases                                   10,750,000          10,630,000
                                        --------------      --------------
   Total Current Liabilities                80,207,000          71,326,000

Advance Time Charter Revenues                4,763,000           8,081,000
Long-term Debt - Note F                    886,112,000         951,638,000
Obligations Under Capital Leases           148,641,000         150,120,000
Minority Interest                            1,294,000           1,813,000

Deferred Federal Income Taxes
   ($97,768,000 and $93,218,000)
   and Deferred Credits - Note E           101,604,000          97,067,000

Shareholders' Equity - Notes E and H:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 shares               39,591,000          39,591,000
 Paid-in Additional Capital                 93,714,000          93,687,000
 Retained Earnings                         707,130,000         707,220,000
                                        --------------      --------------
                                           840,435,000         840,498,000
 Less - cost of Treasury Stock -
   3,357,783 and 3,363,243 shares           49,237,000          49,297,000
                                        --------------      --------------
                                           791,198,000         791,201,000
 Less - net unrealized loss on
   marketable securities                     5,103,000           6,420,000
                                        --------------      --------------
     Total Shareholders' Equity            786,095,000         784,781,000
Commitments and Other Comments -
   Note H
                                        --------------      --------------
                                        $2,008,716,000      $2,064,826,000
                                        ==============      ==============

(A) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                         (UNAUDITED)
- ----------------------------------------------------------------------


                                                 MARCH          MARCH
                                                 31, 1996       31, 1995
                                                ------------    ------------
Shipping Revenues:
  Revenue from voyages                          $124,321,000    $105,743,000
  Income attributable to bulk shipping joint
    ventures - Note C                              1,544,000       1,202,000
                                                ------------    ------------
                                                 125,865,000     106,945,000
                                                ------------    ------------
Shipping Expenses:
  Vessel and voyage - Note D                      77,758,000      65,939,000
  Depreciation of vessels and amortization
     of capital leases                            18,154,000      16,475,000
  Agency fees - Note D                             8,483,000       7,582,000
  General and administrative                       2,992,000       3,042,000
                                                ------------    ------------
                                                 107,387,000      93,038,000

                                                ------------    ------------
Income from Vessel Operations                     18,478,000      13,907,000
Equity in Results of Celebrity Cruise Lines
   Inc.- Note B                                  ( 2,707,000)     (1,261,000)
Other Income/(expense) (net) - Note G             10,234,000      (  665,000)
                                                ------------    ------------
                                                  26,005,000      11,981,000
Interest Expense                                  16,411,000      16,587,000
                                                ------------    ------------

Income/(loss) before Federal Income Taxes          9,594,000      (4,606,000)
Provision/(credit) for Federal Income Taxes,
   reflecting deferred provision/(credit) of
   $4,050,000 and ($1,300,000) -  Note E           4,250,000      (1,300,000)
                                                ------------    ------------

Net Income/(loss)                                  5,344,000      (3,306,000)
Retained Earnings at beginning of period         707,220,000     737,583,000
                                                ------------    ------------
                                                 712,564,000     734,277,000
Cash Dividends Declared                            5,434,000       5,431,000
                                                ------------    ------------
Retained Earnings at end of period              $707,130,000    $728,846,000
                                                ============    ============

Per Share Amounts - Note H:

Net income/(loss)                                   $.15           ($.09)

                                                    ====            ====
Cash dividends declared                             $.15            $.15
                                                   =====            ====






                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                           (UNAUDITED)
   --------------------------------------------------------------

                                              MARCH           MARCH
                                              31, 1996        31, 1995
                                              --------        --------

Net cash provided by Operating Activities    $ 20,765,000    $ 20,216,000
                                             ------------    ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities          (   440,000)    (   414,000)
  Proceeds from sales of marketable
    securities                                  1,055,000      12,211,000
  Proceeds from disposal of other
    investments                                   907,000       8,609,000
  Additions to vessels                        (23,550,000)   ( 94,872,000)
  Proceeds from disposal of vessels            47,887,000
  Other - net                                       4,000      (3,217,000)
                                             ------------    ------------
    Net cash provided by/(used in)
      investing activities                     25,863,000     (77,683,000)
                                             ------------    ------------

Cash Flows from Financing Activities:
  Issuance of long-term debt                                  125,000,000
  Payments on long-term debt and
    obligations under capital leases          (69,616,000)   (  6,875,000)
  Cash dividends paid                         ( 5,434,000)   (  5,431,000)
  Other - net                                     504,000         110,000
                                             ------------    ------------
    Net cash (used in)/provided by
      financing activities                    (74,546,000)    112,804,000
                                             ------------    ------------
Net (Decrease)/increase in Cash               (27,918,000)     55,337,000
Cash, including interest-bearing
  deposits, at beginning of period            160,578,000     100,034,000
                                             ------------    ------------
Cash, including interest-bearing
  deposits, at end of period                 $132,660,000    $155,371,000
                                             ============    ============









                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

General - As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes, which have been rounded to the nearest thousand dollars, have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended December
31, 1995.

The statements as of and for the three month period ended March 31, 1996 and for the three month period ended March 31, 1995 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          --------------------------------
                                             MARCH           DECEMBER
                                             31, 1996        31, 1995
                                          --------------  ---------------
Current Assets                            $   49,788,000  $   78,635,000
Vessels, net                                 953,759,000     981,053,000
Investment in Celebrity Cruise
  Lines Inc.                                 231,626,000     234,334,000
Other Assets                                 110,120,000     111,119,000
                                          --------------  --------------
                                           1,345,293,000   1,405,141,000
                                          --------------  --------------
Current Installments
 of Long-term Debt, including
 intercompany of $8,950,000 in 1996           15,978,000       9,821,000
Other Current Liabilities                     16,310,000      15,581,000
                                          --------------  --------------
Total Current Liabilities                     32,288,000      25,402,000
Long-term Debt, including
  intercompany, and Deferred
  Credits, etc.                              316,248,000     399,537,000
                                          --------------  --------------
                                             348,536,000     424,939,000
                                          --------------  --------------
Net Assets                                $  996,757,000  $  980,202,000
                                          ==============  ==============






                   (See Notes on Following Pages)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Celebrity Cruise Lines Inc.:

A condensed summary of the assets and liabilities of Celebrity Cruise Lines Inc. ("CCLI"), the Company's cruise industry joint venture, and the results of its operations follows:

                                                       AS OF
                                          --------------------------------
                                            MARCH              DECEMBER
                                            31, 1996           31, 1995
                                          --------------    --------------
Current assets                            $  112,258,000    $   97,319,000
Vessels, net                               1,040,805,000     1,042,928,000
Other assets                                  28,750,000        32,548,000
                                          --------------    --------------
                                           1,181,813,000     1,172,795,000
                                          --------------    --------------
Short-term debt and current
  installments of long-term debt              83,226,000        83,002,000
Other current liabilities                    116,694,000        96,565,000
                                          --------------    --------------
Total current liabilities                    199,920,000       179,567,000
Long-term debt                               512,034,000       517,864,000
                                          --------------    --------------
                                             711,954,000       697,431,000
                                          --------------    --------------
Net assets (principally capital
  contributions)                          $  469,859,000    $  475,364,000

                                          ==============    ==============

                                                  THREE MONTHS ENDED
                                                    MARCH 31,
                                                1996            1995
                                          --------------    ------------
Revenue                                     $ 94,561,000     $64,877,000
Costs and expenses                           100,066,000      67,431,000
                                          --------------    ------------
Net(loss)                                  ($  5,505,000)   ($ 2,554,000)
                                          ==============    ============

The Company's equity in the results of CCLI for each of the periods is before interest expense of approximately $3,900,000 (three months ended March 31, 1996) and $3,900,000 (three months ended March 31,
1995), estimated to have been incurred by the Company in connection with the funding of its investment in CCLI. These amounts were calculated based on the Company's average interest rates during the respective periods.

As of May 13, 1996, CCLI has commitments (which are nonrecourse to OSG) with an approximate aggregate unpaid cost of $645,000,000 for the construction of two cruise ships scheduled for delivery in late 1996 and late 1997. Unpaid costs are net of $66,000,000 of progress payments (all paid prior to April 1, 1996). Long-term financing arrangements exist for substantially all of the unpaid cost of these ships. Approximately 47% of the unpaid cost is denominated in German marks, substantially all of which is covered by option contracts that terminate in the event that the exchange rate of the German mark to the dollar falls below certain levels.

Note C - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of


                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Notes to Unaudited Condensed Financial Statements

Note C - Bulk Shipping Joint Ventures (Continued)

operations of the bulk shipping joint ventures follows:

                                                        AS OF
                                             --------------------------
                                             MARCH        DECEMBER
                                             31, 1996     31, 1995
                                             -----------  ------------
Cash ($27,710,000 and $20,950,000) and
  other current assets (including
  $9,558,000 and $9,569,000 due
  from owners)                               $ 43,584,000 $ 36,464,000
Vessels, net                                  133,258,000  134,601,000
Other assets (including $7,224,000
  and $9,178,000 due from owners)               8,974,000   11,384,000
                                             -----------  ------------
                                              185,816,000  182,449,000
Current liabilities                             4,213,000    3,568,000
                                             ------------ ------------
Net assets (principally undistributed
  net earnings)                              $181,603,000 $178,881,000
                                             ============ ============

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                ----------------------
                                                  1996       1995
                                                  ----       ----
Revenue, primarily from
  voyages (including $7,752,000 and
  $7,494,000 from vessels chartered
  to other owners)                              $10,701,000  $11,132,000
Costs and expenses                                7,979,000    7,771,000
                                                -----------  -----------
Net income                                      $ 2,722,000  $ 3,361,000
                                                ===========  ===========

As of May 13, 1996, certain 50%-owned companies have commitments (which are nonrecourse to OSG) with an aggregate unpaid cost of approximately $78,000,000 for the construction of two foreign flag VLCCs (very large crude carriers) scheduled for delivery in late 1996 and early 1997.
Unpaid costs are net of $102,000,000 of progress payments and prepayments (including approximately $12,000,000 paid subsequent to March 31, 1996) and of discounts resulting from such prepayments. The joint venture companies expect to pay the unpaid costs from their available cash resources and to utilize existing long-term shipyard financing arrangements as needed. Upon delivery, these vessels will commence eight-year charters to the joint venture partner.







                    (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,675,000 (three months ended March 31, 1996) and $1,446,000 (three months ended March 31, 1995) of brokerage commissions to Maritime. Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.


Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-
1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.
Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $16,790,000 (three months ended March 31, 1996) and $9,104,000 (three months ended March 31, 1995), before any
U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December
31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings will be indefinitely reinvested.

No payments of Federal income taxes were required or made during the three month period ended March 31, 1996. Federal income taxes paid (which related to prior periods) amounted to $600,000 in the three months ended March 31, 1995.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of March 31, 1996 to $47,200,000.

                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt (continued):

As of March 31, 1996, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.5% as of March 31, 1996) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts.
These agreements contain no leverage features and have various maturity dates from 1998 to 2008.

Approximately 15% of the net book amount of the Company's vessels, representing three foreign flag and nine U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $14,335,000 (three months ended March 31, 1996) and $13,582,000 (three months ended March 31, 1995), excluding capitalized interest.

Note G - Other Income/(expense) - net:

  Other income/(expense) - net consists of the following:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ----------------------
                                                    1996          1995
                                                    ----          ----
Investment income:
  Interest and dividends                          $ 2,264,000   $ 2,682,000
  Gain on sale of securities                        2,918,000       104,000
  Provision for loss on investments               ( 3,157,000)  ( 1,491,000)
                                                  -----------   -----------
                                                    2,025,000     1,295,000

Gain on disposal of vessels                         7,523,000
Foreign currency exchange gain/(loss)                  56,000   ( 2,386,000)
Minority interest                                     519,000       133,000
Miscellaneous - net                                   111,000       293,000
                                                  -----------   -----------
                                                  $10,234,000   ($  665,000)
                                                  ===========   ===========

Note H - Commitments and Other Comments:

1. As of May 13, 1996, the Company has commitments with an aggregate unpaid cost of approximately $178,000,000 for the construction of four foreign flag bulk vessels, of which three are scheduled for delivery in late
1996 and one in 1997.  Unpaid costs are net of approximately
$96,000,000 of progress payments and prepayments (including approximately $13,000,000 paid subsequent to March 31, 1996) and of discounts resulting from such prepayments. Long-term shipyard financing arrangements exist for approximately $38,000,000 of the unpaid cost of one of the vessels.

                         (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note H - Commitments and Other Comments (continued):

2. Net income/(loss) per share is based on the weighted average number of common shares outstanding during each period, 36,232,000 shares (three months ended March 31, 1996) and 36,213,000 shares (three months ended March 31, 1995).

Stock options have not been included in the computation of net income/(loss) per share since their effect thereon would either be antidilutive or not be material.

3. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $126,000,000 for such foreign currency from April 1, 1996 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 OPERATIONS AND FINANCIAL CONDITION
                -------------------------------------


Operations
- ----------

Income from Vessel Operations
- -----------------------------

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

In the first quarter of 1996, rates in the international tanker markets improved from the levels prevailing in the comparable period of 1995 and, generally, from the rates in the fourth quarter of 1995. Toward the end of the 1996 first quarter and in the early part of the second quarter, rates declined significantly for VLCCs (200,000 DWT and greater) and, to a lesser extent, for Aframaxes (80,000 to 110,000
DWT). Dry bulk rates declined significantly during the latter half of 1995 and have remained at low levels in the first and second quarters of 1996. In November 1995, legislation was signed by the President that would permit the export of Alaskan North Slope crude oil on U.S. flag vessels; export regulations are expected to be adopted in the second quarter of 1996. OSG has entered into an agreement providing for the long-term employment of five, and possibly six, of its eight U.S. flag crude carriers once the regulations are adopted.

Income from vessel operations for the quarter ended March 31, 1996 increased by approximately $4,600,000 compared to the first quarter of 1995. Approximately 80% of this increase was attributable to improved income from operations of the U.S. flag fleet, reflecting substantially increased employment of the Company's U.S. flag tanker fleet in the 1996 period (when two of the U.S. flag tankers were idle for significant periods) as compared to 1995 (when four of the tankers were idle for significant periods).

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Income from Vessel Operations (continued)
- -----------------------------

Also, rates earned by certain U.S. flag tanker tonnage were higher in 1996. The balance of the 1996 first quarter increase was attributable to improved income from foreign flag vessel operations, reflecting the positive effect on 1996 vessel operating results of two modern
Aframaxes purchased near the end of the first quarter of 1995 and two
VLCCs delivered in early 1996. Improved rates earned by certain crude carrier and petroleum products carrier tonnage in 1996 compared with 1995 was partially offset by lower rates obtained by certain dry bulk vessels in 1996 compared with 1995. The effect on revenues and expenses of a higher proportion of voyage charters to time charters in both the U.S. flag and the international fleets in the 1996 period as compared with 1995 is also reflected.

Equity in Results of Celebrity Cruise Lines Inc. ("CCLI")
- ---------------------------------------------------------

The Company recorded losses of approximately $2,700,000 for the first quarter of 1996 and approximately $1,300,000 for the first quarter of 1995, representing its share of CCLI's results. These results reflect the adverse effect of continuing competitive pressures in the premium segment of the North American cruise market.

Other Income/(Expense) - Net
- ----------------------------

The details of other income/(expense) are shown in Note G. Interest and dividends decreased in the 1996 quarter as compared to 1995 because of lower rates of return on interest bearing deposits and investments, partially offset by increased amounts utilized for such deposits and investments. Gain on sale of securities approximated $2,900,000 in the first quarter of 1996 compared to approximately $100,000 in the corresponding 1995 period. In the first quarter of 1996, disposal of vessels resulted in a gain of approximately $7,500,000 (there were no sales of vessels in the 1995 period). Other income/(expense) also reflects provisions for losses on investments of approximately $3,200,000 and $1,500,000 in the 1996 and 1995 quarters, respectively, and the results of foreign currency transactions in both periods.

Interest Expense
- ----------------

Interest expense decreased slightly in the first quarter of 1996 from the comparable period of 1995 as a result of decreased rates on floating rate debt partially offset by increases in the average amount of debt outstanding in the 1996 period compared with 1995, including debt incurred in connection with vessels entering the operating fleet. Interest expense reflects $2,000,000 in the 1996 period and $1,000,000 in the 1995 period of net benefits from interest rate swaps referred to below in Liquidity and Sources of Capital.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Provision for Federal Income Taxes
- ----------------------------------

The tax provision in the first quarter of 1996 and the income tax credit in the comparable period of 1995 were based on pretax income and loss, respectively, adjusted to reflect items that are not subject to tax and the dividends received deduction.

Liquidity and Sources of Capital
- --------------------------------

Working capital at March 31, 1996 was approximately $125,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $19,000,000 at March 31, 1996.

Net cash provided by operating activities in the first three months of 1996 approximated $21,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has used interest rate swaps to effectively convert a portion of its fixed rate debt to a floating rate basis, reflecting management's interest rate outlook. As of March 31, 1996, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.5% as of March 31, 1996) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. These agreements contain no leverage features and have various maturity dates from 1998 to 2008. The Company uses derivative financial instruments for trading purposes from time to time. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $126,000,000 for such foreign currency from April 1, 1996 through 2004.

The Company has an unsecured long-term credit facility of $500,000,000, of which $284,000,000 was used at March 31, 1996, and an unsecured short-term credit facility of $30,000,000, of which $28,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. At
May 13, 1996, the Company has commitments with an aggregate unpaid cost of approximately $178,000,000 for the construction of four foreign flag bulk vessels, of which three are scheduled for delivery in late 1996 and one in 1997. Long-term shipyard financing arrangements exist for approximately $38,000,000 of the unpaid cost of one of the vessels.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------





Ratio of Earnings to Fixed Charges
- ----------------------------------

The ratio of earnings to fixed charges for the three months ended March 31, 1996 was 1.24 and has been computed by dividing the sum of income before Federal income taxes and fixed charges by fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial Information
- --------------------------------------------------------------------------

The accompanying financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------




                               PART II
                              ---------


Item 6(a).      Exhibits
- ---------       --------

See Exhibit Index on page 18.

Item 6(b).      Reports on Form 8-K
- ---------       -------------------

The registrant was not required to file any report on Form 8-K during the quarter ended March 31, 1996.

ERNST & YOUNG LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 1996 and the related condensed consolidated statements of operations and retained earnings and cash flows for the three month periods ended
March 31, 1996 and 1995. These financial statements are the responsibility of the Company''s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Overseas Shipholding
Group, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended, not presented herein, and in our report dated February 14, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ERNST & YOUNG LLP



May 13, 1996

                  OVERSEAS SHIPHOLDING GROUP, INC.
                               AND SUBSIDIARIES
                  --------------------------------



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  May 13, 1996              MORTON P. HYMAN
       ------------              --------------------------
                                 Morton P. Hyman
                                 President


Date:  May 13, 1996              ALAN CARUS
       ------------              --------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------

                            EXHIBIT INDEX
                           --------------







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