Form 10-Q
period 1996-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1996-08-14
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                              FORM 10-Q

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               JUNE 30, 1996
               -------------

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
                                             -----------------

                              No Change
- --------------------------------------------------------------------

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

                                             YES  X   NO
                                                  --     --

Common Shares outstanding as of August 7, 1996 - 36,234,479

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                                          JUNE            DECEMBER
                                          30, 1996       31, 1995 (A)
                                         (UNAUDITED)

                               ASSETS

Current Assets:
 Cash, including interest-bearing
   deposits of $113,694,000 and
   $155,864,000                         $  117,244,000   $  160,578,000
 Receivables                                29,632,000       31,537,000
 Prepaid expenses                           31,223,000       31,218,000
                                        --------------   --------------
   Total Current Assets                    178,099,000      223,333,000

Investments in Marketable Securities        19,873,000       18,482,000
Capital Construction and Restricted
    Funds                                  132,085,000      124,258,000
Vessels, at cost, less accumulated
   depreciation of $540,432,000 and
   $551,752,000 - Note F                 1,133,555,000    1,173,029,000
Vessels Under Capital Leases, less
   accumulated amortization of
   $156,348,000 and $150,906,000           103,129,000      108,572,000
Investment in Celebrity Cruise Lines
   Inc. - Note B                           232,123,000      234,334,000
Investments in Bulk Shipping Joint
   Ventures - Note C                        90,731,000       87,794,000
Other Assets                                85,847,000       95,024,000
                                        --------------   --------------
                                        $1,975,442,000   $2,064,826,000
                                        ==============   ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                       $    5,206,000   $    5,047,000
 Sundry liabilities and accrued
   expenses                                 44,329,000       39,706,000
                                        --------------   --------------
                                            49,535,000       44,753,000
 Current installments of long-term
   debt - Note F                            15,037,000       15,943,000
 Current obligations under capital
   leases                                   11,107,000       10,630,000
                                        --------------   --------------
   Total Current Liabilities                75,679,000       71,326,000

Advance Time Charter Revenues                1,793,000        8,081,000
Long-term Debt - Note F                    869,756,000      951,638,000
Obligations Under Capital Leases           144,380,000      150,120,000
Minority Interest                            1,011,000        1,813,000

Deferred Federal Income Taxes
   ($99,218,000 and $93,218,000)
   and Deferred Credits - Note E           103,112,000       97,067,000

Shareholders' Equity - Notes E and H:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 shares               39,591,000       39,591,000
 Paid-in Additional Capital                 93,721,000       93,687,000
 Retained Earnings                         699,360,000      707,220,000
                                        --------------   --------------
                                           832,672,000      840,498,000
 Less - cost of Treasury Stock -
   3,356,280 and 3,363,243 shares           49,220,000       49,297,000
                                        --------------   --------------
                                           783,452,000      791,201,000
 Less - net unrealized loss on
   marketable securities                     3,741,000        6,420,000
                                        --------------   --------------
     Total Shareholders' Equity            779,711,000      784,781,000
Commitments and Other Comments - Note H
                                        --------------   --------------
                                        $1,975,442,000   $2,064,826,000
                                        ==============   ==============

(A) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                           (UNAUDITED)
- ------------------------------------------------------------------------

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                        -------------------------  ------------------------
                           JUNE         JUNE         JUNE         JUNE
                           30, 1996    30, 1995     30, 1996      30, 1995
                        ------------  -----------  ------------ ------------
Shipping Revenues:
  Revenue from voyages  $114,432,000 $ 90,875,000  $238,753,000 $196,618,000
  Income attributable
    to bulk shipping
    joint ventures -
    Note C
                           1,393,000    1,645,000     2,937,000    2,847,000
                        ------------ ------------  ------------ ------------
                         115,825,000   92,520,000   241,690,000  199,465,000
                        ------------ ------------  ------------ ------------
Shipping Expenses:
  Vessel and voyage -
    Note D                75,168,000   64,381,000   152,926,000  130,320,000
  Depreciation of vessels
    and amortization
    of capital leases     17,298,000   16,146,000    35,452,000   32,621,000
  Agency fees - Note D     8,386,000    8,602,000    16,869,000   16,184,000
  General and
    administrative         1,356,000    1,919,000     4,348,000    4,961,000
                        ------------ ------------  ------------ ------------
                         102,208,000   91,048,000   209,595,000  184,086,000
                        ------------ ------------  ------------ ------------
Income from Vessel
  Operations              13,617,000    1,472,000    32,095,000   15,379,000
Equity in Results of
  Celebrity Cruise
  Lines Inc.- Note B         496,000     (696,000)   (2,211,000)  (1,957,000)
Other Income (net) -
  Note G                   7,704,000    6,587,000    17,938,000    5,922,000
                        ------------ ------------  ------------ ------------
                          21,817,000    7,363,000    47,822,000   19,344,000
Interest Expense          17,366,000   16,497,000    33,777,000   33,084,000
                        ------------ ------------  ------------ ------------

Income/(loss) before
  Federal income taxes     4,451,000   (9,134,000)   14,045,000  (13,740,000)

Provision/(credit) for
  Federal income taxes,
  reflecting deferred
  provision/(credit) of
  $1,350,000, ($3,150,000),
  $5,400,000 and
  ($4,450,000) - Note E    1,350,000   (3,150,000)    5,600,000   (4,450,000)
                        ------------ ------------  ------------ ------------

Net Income/(loss)          3,101,000   (5,984,000)    8,445,000   (9,290,000)
Retained Earnings at
  beginning of period    707,130,000  728,846,000   707,220,000  737,583,000
                        ------------ ------------  ------------ ------------
                         710,231,000  722,862,000   715,665,000  728,293,000
Cash Dividends Declared   10,871,000   10,866,000    16,305,000   16,297,000
                        ------------ ------------  ------------ ------------
Retained Earnings at end
  of period             $699,360,000 $711,996,000  $699,360,000 $711,996,000
                        ============ ============  ============ ============

Per Share Amounts -
  Note H:

Net income/(loss)            $.08         ($.17)        $.23      ($.26)
                             ====          ====         ====       ====
Cash dividends declared*     $.30          $.30         $.45       $.45
                             ====          ====         ====       ====

*Includes $.15 (1996 and 1995) per share for the third quarter.


                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                           (UNAUDITED)

                                               JUNE            JUNE
                                              30, 1996        30, 1995

Net cash provided by Operating Activities    $ 32,958,000    $ 15,615,000
                                             ------------    ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities         (  4,409,000)    ( 2,892,000)
  Proceeds from sales of marketable
    securities                                  7,356,000      22,218,000
  Purchases of other investments                              ( 3,342,000)
  Proceeds from disposal of other
    investments                                 1,472,000      13,682,000
  Additions to vessels                       ( 40,467,000)   (121,698,000)
  Proceeds from disposal of vessels            58,136,000
  Other - net                                      13,000     ( 2,376,000)
                                             ------------    ------------
    Net cash provided by/(used in)
    investing activities                       22,101,000    ( 94,408,000)
                                             ------------    ------------

Cash Flows from Financing Activities:
  Issuance of long-term debt                                  166,000,000
  Payments on long-term debt and
    obligations under capital leases         ( 88,051,000)    (14,046,000)
  Cash dividends paid                        ( 10,870,000)    (10,865,000)
  Other - net                                     528,000         219,000
                                             ------------    ------------
    Net cash (used in)/provided by
      financing activities                   ( 98,393,000)    141,308,000
                                             ------------    ------------
Net (Decrease)/increase in Cash              ( 43,334,000)     62,515,000
Cash, including interest-bearing
  deposits, at beginning of period            160,578,000     100,034,000
                                             ------------    ------------
Cash, including interest-bearing
  deposits, at end of period                 $117,244,000    $162,549,000
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

The statements as of June 30, 1996 and for the three month and six month periods ended June 30, 1996 and June 30, 1995 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and six month periods ended June 30, 1996 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          --------------------------------
                                               JUNE          DECEMBER
                                             30, 1996        31, 1995
                                          --------------  ---------------
Current Assets                            $   44,895,000  $   78,635,000
Vessels, net                                 948,053,000     981,053,000
Investment in Celebrity Cruise
  Lines Inc.                                 232,123,000     234,334,000
Other Assets                                 111,027,000     111,119,000
                                          --------------  --------------
                                           1,336,098,000   1,405,141,000
                                          --------------  --------------
Current Installments of
  Long-term Debt, including inter-
  company of $17,900,000 in 1996              26,576,000       9,821,000
Other Current Liabilities                     14,289,000      15,581,000
                                          --------------  --------------
Total Current Liabilities                     40,865,000      25,402,000
Long-term Debt, including
  intercompany, and Deferred
  Credits, etc.                              290,479,000     399,537,000
                                          --------------  --------------
                                             331,344,000     424,939,000
                                          --------------  --------------
Net Assets                                $1,004,754,000  $  980,202,000
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


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Celebrity Cruise Lines Inc.:

A condensed summary of the assets and liabilities of Celebrity Cruise Lines Inc. ("CCLI"), the Company's cruise industry joint venture, and the results of its operations follows:

                                                   AS OF
                                        ----------------------------
                                            JUNE          DECEMBER
                                          30, 1996        31, 1995
                                        --------------  --------------
Current assets                          $  116,265,000  $   97,319,000
Vessels, net                             1,031,633,000   1,042,928,000
Other assets                                27,864,000      32,548,000
                                        --------------  --------------
                                         1,175,762,000   1,172,795,000
                                        --------------  --------------
Short-term debt and current
  installments of long-term debt            54,971,000      83,002,000
Other current liabilities                  120,707,000      96,565,000
                                        --------------  --------------
Total current liabilities                  175,678,000     179,567,000
Long-term debt                             529,194,000     517,864,000
                                        --------------  --------------
                                           704,872,000     697,431,000
                                        --------------    ------------
Net assets (principally capital
  contributions)                        $  470,890,000  $  475,364,000
                                        ==============  ==============

                       THREE MONTHS ENDED         SIX MONTHS ENDED
                            JUNE 30,                  JUNE 30,
                        1996       1995           1996           1995
                    -----------  ----------- ------------   ------------
Revenue            $101,900,000  $73,705,000  $196,461,000   $138,582,000
Costs and expenses  100,869,000   75,105,000   200,935,000    142,536,000
                    ----------- -----------   ------------   ------------
Net income/(loss)  $  1,031,000 ($ 1,400,000) ($ 4,474,000) ($  3,954,000)
                    ===========  ===========   ===========   ============

The Company's equity in the results of CCLI for each of the periods is before interest expense of approximately $3,900,000 (three months ended June 30, 1996), $4,200,000 (three months ended June 30, 1995), $7,800,000 (six months ended June 30, 1996) and $8,100,000 (six months ended June 30, 1995), estimated to have been incurred by the Company in connection with the funding of its investment in CCLI. These amounts were calculated based on the Company's average interest rates during the respective periods.

As of August 7, 1996, CCLI has commitments (which are nonrecourse to OSG) with an approximate aggregate unpaid cost of $642,000,000 for the construction of two cruise ships scheduled for delivery in late 1996 and late 1997. Unpaid costs are net of $66,000,000 of progress payments (all paid prior to July 1, 1996). Long-term financing arrangements exist for substantially all of the unpaid cost of these ships. Approximately 47% of the unpaid cost is denominated in German marks, substantially all of which is covered by forward contracts or option contracts; this includes 22% of the unpaid cost covered by option contracts that terminate in the event that the exchange rate of the German mark to the dollar falls below certain levels.

[FN]
                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Notes to Unaudited Condensed Financial Statements

Note C - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:

                                                        AS OF
                                             --------------------------
                                             JUNE         DECEMBER
                                             30, 1996     31, 1995
                                             -----------  ------------
Cash ($24,015,000 and $20,950,000) and
  other current assets (including
  $8,661,000 and $9,569,000 due
  from owners)                               $ 38,921,000 $ 36,464,000
Vessels, net                                  143,453,000  134,601,000
Other assets (including $5,238,000
  and $9,178,000 due from owners)               6,525,000   11,384,000
                                             ------------  -----------
                                              188,899,000  182,449,000
Current liabilities                             4,525,000    3,568,000
                                             ------------  -----------
Net assets (principally undistributed
  net earnings)                              $184,374,000 $178,881,000
                                             ============ ============



                         THREE MONTHS ENDED         SIX MONTHS ENDED
                               JUNE 30,                   JUNE 30,
                      ------------------------    -------------------------
                          1996        1995          1996        1995
                          ----        ----          ----        ----
Revenue, primarily from
  voyages (including
  $7,653,000,
  $7,278,000,
  $15,405,000 and
  $14,772,000 from
  vessels chartered
  to other owners)    $10,882,000   $11,497,000 $21,583,000  $22,629,000
Costs and expenses      8,111,000     8,071,000  16,090,000   15,842,000
                      -----------  -----------  -----------  -----------
Net income            $ 2,771,000  $ 3,426,000  $ 5,493,000  $ 6,787,000
                      ===========  ===========  ===========  ===========

As of August 7, 1996, certain 50%-owned companies have commitments (which are nonrecourse to OSG) with an aggregate unpaid cost of approximately $78,000,000 for the construction of two foreign flag VLCCs (very large crude carriers) scheduled for delivery in late 1996 and early 1997. Unpaid costs are net of $102,000,000 of progress payments and prepayments (all paid prior to July 1, 1996) and of discounts resulting from such prepayments. The joint venture companies expect to pay the unpaid costs from their available cash resources and to utilize existing long-term shipyard financing arrangements as needed. Upon delivery, these vessels will commence eight-year charters to the joint venture partner.



                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,504,000 (three months ended June 30, 1996), $1,262,000 (three months ended June 30, 1995), $3,179,000 (six months ended June 30, 1996) and $2,708,000 (six months ended June 30, 1995), of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year is limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $1,009,000 for 1996). Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-
1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.
Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $8,205,000 (three months ended June 30, 1996), $1,636,000 (three months ended June 30, 1995), $24,995,000 (six months ended June 30, 1996) and $10,740,000 (six months ended June 30,
1995) before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings will be indefinitely reinvested.

No payments of Federal income taxes were required or made during the six month period ended June 30, 1996. Federal income taxes paid (which related to prior periods) amounted to $600,000 in the six months ended June 30, 1995.

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

covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of June 30, 1996 to $37,900,000.
As of June 30, 1996, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.8% as of June 30, 1996) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The
Company is also a party to floating to fixed interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating approximately $61,000,000, pursuant to which it pays fixed rates ranging from 6.9% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from 1998 to 2008.

Approximately 15% of the net book amount of the Company's vessels, representing three foreign flag and nine U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $34,220,000 (six months ended June 30, 1996) and $34,746,000 (six months ended June 30, 1995), excluding capitalized interest.

Note G - Other Income - net:

  Other income - net consists of the following:

                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                 JUNE 30,                 JUNE  30,
                         -----------------------  --------------------------
                             1996        1995          1996        1995
                             ----        ----          ----        ----
Investment income:
  Interest and dividends $2,161,000  $2,715,000   $4,425,000    $ 5,397,000
  Gain on sale of
   securities             5,834,000   2,461,000     8,752,000     2,565,000
  Provision for loss
   on investments                                  (2,857,000)
                         ----------  ----------   -----------   -----------
                          7,995,000   5,176,000    10,320,000     7,962,000
Gain/(loss) on disposal
  of vessels             (  628,000)                6,895,000
Foreign currency
  exchange gain/(loss)      162,000                   132,000       218,000
(2,254,000)
Minority interest           283,000     577,000       802,000       710,000
Miscellaneous - net        (108,000)    702,000      (297,000)   (  496,000)
                         ----------  ----------   -----------   -----------
                         $7,704,000  $6,587,000   $17,938,000   $ 5,922,000
                         =========== ==========   ============  ===========

[FN]
                    (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements


Note H - Commitments and Other Comments:

1. As of August 7, 1996, the Company has commitments with an aggregate unpaid cost of approximately $169,000,000 for the construction of four foreign flag bulk vessels, of which three are scheduled for delivery in late 1996 and one in 1997. Unpaid costs are net of approximately $105,000,000 of progress payments and prepayments (including approximately $9,000,000 paid subsequent to June 30, 1996) and of discounts resulting from such prepayments. Long-term shipyard financing arrangements exist for approximately $38,000,000 of the unpaid cost of one of the vessels.

2. Net income/(loss) per share is based on the weighted average number of common shares outstanding during each period, 36,234,000 shares (three months ended June 30, 1996), 36,217,000 shares (three months ended June 30, 1995), 36,233,000 shares (six months ended June 30, 1996) and
36,215,000 shares (six months ended June 30, 1995).

Stock options have not been included in the computation of net income/(loss) per share since their effect thereon would either be antidilutive or not be material.

3. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $122,000,000 for such foreign currency from July 1, 1996 through 2004.

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

In the first half of 1996, rates in the international tanker markets improved from the levels prevailing in the comparable period of 1995, particularly for crude carriers. In the early part of the third quarter of 1996, rates for VLCCs (200,000 DWT and greater) trended upward, while rates for Aframax crude carriers (80,000 to 110,000 DWT) in the primary market sector in which OSG's Aframaxes trade were below their average for the second quarter and first half of 1996. Dry bulk rates in the first six months of 1996 averaged only half of the levels prevailing during the comparable 1995 period and have remained at low levels in the early part of the third quarter. In May 1996, legislation was implemented that permits the export of Alaskan North Slope crude oil on U.S. flag vessels and five of OSG's eight U.S. flag crude carriers have commenced long-term employment in the Alaska trade, in most instances, in continuation of previous short-term charters.

Income from vessel operations for the second quarter and half year ended June 30, 1996 increased by approximately $12,100,000 and $16,700,000, respectively, from the results for the corresponding periods of 1995. Approximately 60% of each of these increases was attributable to improved income from operations of the Company's U.S. flag fleet, primarily as a result of substantially increased employment of the Company's U.S. flag tankers in the 1996 periods; there were two U.S. flag tankers in the second quarter of 1996 and three such tankers in the first half of 1996 that were idle for significant periods whereas in the comparable 1995 periods, five of the tankers were idle for significant periods. The balance of each of the 1996 second quarter and first half increases was attributable to improved income from foreign flag vessel operations, reflecting the

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES positive effect on 1996 vessel operating results of two modern Aframaxes purchased near the end of the first quarter of 1995 and two VLCCs delivered in early 1996. Rates earned by certain crude carriers and petroleum products carriers in the international markets were higher in the 1996 periods than in 1995, the effects of which were partially offset by lower rates obtained by certain dry bulk vessels in 1996.
The effects on revenues and expenses of a higher proportion of voyage charters to time charters in the U.S. flag fleet and the effect on revenues of less drydockings in the foreign flag fleet in both 1996 periods as compared to 1995 are also reflected.

Equity in Results of Celebrity Cruise Lines Inc. ("CCLI")

The Company recorded income of $496,000 in the second quarter of 1996, a loss of $696,000 in the second quarter of 1995 and losses of $2,211,000 and $1,957,000 in the first half of 1996 and of 1995, respectively, representing its share of CCLI's results. The 1996 results reflect the addition in December 1995 of Century, a 1750 passenger vessel, to CCLI's fleet. CCLI's overall results reflect strong competitive pressures in the North American cruise market.

Other Income-net

The details of other income are shown in Note G. Interest and dividends decreased in the 1996 second quarter and first half as compared to the respective 1995 periods because of lower rates of return on interest-bearing deposits and investments and decreased amounts utilized for such deposits and investments. Gains on sale of securities were $5,834,000 (1996 second quarter), $8,752,000 (1996 first half),
$2,461,000 (1995 second quarter) and $2,565,000 (1995 first half).
There was a loss on disposal of vessels of $628,000 in the second quarter of 1996 and a gain on disposal of vessels of $6,895,000 in the first half of 1996 (there were no sales of vessels in the 1995 periods). Other income also reflects a provision for loss on investments of approximately $2,900,000 in the 1996 first half and the results of foreign currency transactions in all periods.

Interest Expense

Interest expense increased slightly in both the second quarter and first half of 1996 from the comparable periods of 1995 as a result of decreased amounts of interest capitalized in 1996 in connection with vessel construction, the net effect of changes in the average amount of debt outstanding in the 1996 periods compared with 1995 (including debt incurred in connection with vessels entering the operating fleet) and decreased rates on floating rate debt in 1996. Interest expense reflects $1,600,000 and $3,600,000 in the second quarter and first half of 1996, respectively, and $1,400,000 and $2,400,000 in the comparable 1995 periods of net benefits from interest rate swaps referred to below in Liquidity and Sources of Capital.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


Provision for Federal Income Taxes

The tax provisions in the second quarter and first half of 1996 and the income tax credits in the comparable periods of 1995 were based on pretax income and loss, respectively, adjusted to reflect items that are not subject to tax and the dividends received deduction.

Liquidity and Sources of Capital

Working capital at June 30, 1996 was approximately $102,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $20,000,000 at June 30, 1996.

Net cash provided by operating activities in the first half of 1996 approximated $33,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. As of June 30, 1996, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.8% as of June 30, 1996) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating approximately $61,000,000, pursuant to which it pays fixed rates ranging from 6.9% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from 1998 to 2008. The Company uses derivative financial instruments for trading purposes from time to time. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $122,000,000 for such foreign currency from July 1, 1996 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company has an unsecured long-term credit facility of $500,000,000, of which $274,000,000 was used at June 30, 1996, and an unsecured short-term credit facility of $30,000,000, of which $26,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. At August 7, 1996, the Company has commitments with an aggregate unpaid cost of approximately $169,000,000 for the construction of four foreign flag bulk vessels, of which three are scheduled for delivery in late
1996 and one in 1997. Long-term shipyard financing arrangements exist for approximately $38,000,000 of the unpaid cost of one of the vessels.



Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the six months ended June 30, 1996 was 1.18 and has been computed by dividing the sum of income before Federal income taxes and fixed charges by fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial Information

The accompanying financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                               PART II

Item 1. Legal Proceedings

The Company has been informed of an investigation by the United States Attorney's office for the Southern District of New York concerning the Company's compliance with certain regulations governing the monitoring of discharges of oil, and the discharge of oil, into the ocean. In connection with the investigation, the Company has received a subpoena seeking records relating to the operation of the oil discharge monitoring systems on, and to the discharge of oil and other materials from, the Company's tankers during 1994 and 1995. The Company believes that the primary focus of the investigation is in connection with the operations of one tanker whose oil discharge monitor was malfunctioning during this period. The Company is complying with the subpoena and will give the Government its complete cooperation in the investigation.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 12, 1996 the stockholders elected twelve directors, each for a term of one year, and approved the appointment of Ernst & Young LLP as independent auditors for the year 1996. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. A total of 32,522,104 shares were voted with respect to each of the aforementioned matters, and there were no broker non-votes. The tabulation of the votes cast for each nominee for director was as follows:

                           NUMBER OF SHARES
NAME OF NOMINEE                                   WITHHELD AUTHORITY
 FOR DIRECTOR               VOTED FOR                               TO VOTE

Raphael Recanati            32,298,949                223,155
Morton P. Hyman             32,299,587                222,517
Robert N. Cowen             32,301,034                221,070
George C. Blake             32,301,034                221,070
Oudi Recanati               32,293,102                229,002
Thomas H. Dean              32,292,566                229,538
Michel Fribourg             32,295,739                226,365
William L. Frost            32,299,996                222,108
Ran Hettena                 32,294,999                227,105
Stanley Komaroff            32,292,171                229,933
Solomon N. Merkin           32,300,794                221,310
Joel I. Picket              32,297,258                224,846


The resolution to approve the appointment of Ernst & Young LLP as independent auditors was adopted by a vote of 32,507,109 shares in favor, 6,661 shares against and 8,334 shares abstained.

Item 6(a).      Exhibits

See Exhibit Index on page 18.

Item 6(b).      Reports on Form 8-K

The registrant was not required to file any report on Form 8-K during the quarter ended June 30, 1996.

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 1996 and the related condensed consolidated statements of operations and retained earnings for the three month and six month periods ended June 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995.
These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Overseas Shipholding
Group, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended, not presented herein, and in our report dated February 14, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ERNST & YOUNG LLP



August 7, 1996

                  OVERSEAS SHIPHOLDING GROUP, INC.
                               AND SUBSIDIARIES



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  August 12, 1996           MORTON P. HYMAN
       -----------------         ---------------------------------
                                 Morton P. Hyman
                                 President


Date:  August 12, 1996           ALAN CARUS
       -----------------         ------------------------
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