Form 10-Q
period 1996-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1996-11-14
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       ----------------------

                              FORM 10-Q
                              ---------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               SEPTEMBER 30, 1996
               ------------------

               OR

               ( ) TRANSITION REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from -------
               to -------

                                             COMMISSION FILE NO.
                                                   1-6479-1
                                             -------------------

                  OVERSEAS SHIPHOLDING GROUP, INC.
                  --------------------------------
       (Exact name of registrant as specified in its charter)


           DELAWARE                              13-2637623
-------------------------------              --------------------
(State or other jurisdiction of              (IRS Employer Identi-
incorporation or organization)                    fication No.)

1114 Avenue of the Americas, New York, New York        10036
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
  area code                                     (212) 869-1222
                                             -----------------

                              No Change
----------------------------------------------------------------
Former name, former address and former fiscal year, if
               changed since last report

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

Common Shares outstanding as of November 6, 1996 - 36,235,369

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                        SEPTEMBER           DECEMBER
                                        30, 1996            31, 1995 (A)
                                        -------------       ------------
                                                  (UNAUDITED)

                               ASSETS

Current Assets:
 Cash, including interest-bearing deposits
   of $116,826,000 and $155,864,000      $  120,354,000   $  160,578,000
 Receivables                                 31,636,000       31,537,000
 Prepaid expenses                            28,829,000       31,218,000
                                         --------------   --------------
   Total Current Assets                     180,819,000      223,333,000

Investments in Marketable Securities         16,705,000       18,482,000
Capital Construction and Restricted
   Funds                                    136,695,000      124,258,000
Vessels, at cost, less accumulated
   depreciation of $556,152,000 and
   $551,752,000 - Notes F and H           1,205,534,000    1,173,029,000
Vessels Under Capital Leases, less
   accumulated
   amortization of $102,994,000 and
   $150,906,000 - Note H                     81,385,000      108,572,000
Investment in Celebrity Cruise Lines
   Inc. - Note B                            236,518,000      234,334,000
Investments in Bulk Shipping Joint
   Ventures - Note C                         91,696,000       87,794,000
Other Assets                                 91,315,000       95,024,000
                                         --------------   --------------
                                         $2,040,667,000   $2,064,826,000
                                         ==============   ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
-------------------
 Accounts payable                        $    6,115,000   $    5,047,000
 Sundry liabilities and accrued
   expenses                                  47,659,000       39,706,000
                                         --------------   --------------
                                             53,774,000       44,753,000
 Current installments of long-term
   debt -  Note F                            14,806,000       15,943,000
 Current obligations under capital
   leases -  Note H                           6,951,000       10,630,000
                                         --------------   --------------
   Total Current Liabilities                 75,531,000       71,326,000

Advance Charter Revenues                      3,516,000        8,081,000
Long-term Debt - Notes F and H              968,822,000      951,638,000
Obligations Under Capital Leases -
   Note H                                   111,789,000      150,120,000
Minority Interest                             1,079,000        1,813,000

Deferred Federal Income Taxes
 ($96,918,000 and
   $93,218,000) and Deferred Credits -
   Note E                                   100,871,000       97,067,000

Shareholders' Equity - Notes E and H:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 shares                39,591,000       39,591,000
 Paid-in Additional Capital                  93,721,000       93,687,000
 Retained Earnings                          698,593,000      707,220,000
                                         --------------   --------------
                                            831,905,000      840,498,000
 Less - cost of Treasury Stock -
   3,356,280 and 3,363,243 shares            49,220,000       49,297,000
                                         --------------   --------------
                                            782,685,000      791,201,000
 Less - net unrealized loss on
   marketable securities                      3,626,000        6,420,000
                                         --------------   --------------
     Total Shareholders' Equity             779,059,000      784,781,000
Commitments and Other Comments -
   Note H
                                         --------------   --------------
                                         $2,040,667,000   $2,064,826,000
                                         ==============   ==============

(A) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                               (UNAUDITED)
------------------------------------------------------------------------------------

                             THREE MONTHS ENDED          NINE MONTHS ENDED
                        --------------------------- ----------------------------
                          SEPTEMBER      SEPTEMBER    SEPTEMBER     SEPTEMBER
                          30, 1996       30, 1995     30, 1996      30, 1995
                        -------------  ------------ ------------  ------------
Shipping Revenues:
  Revenue from
  voyages               $104,141,000   $ 98,171,000  $342,894,000   $294,789,000
  Income attributable
    to bulk shipping
    joint ventures -
    Note C                   965,000      1,398,000     3,902,000      4,245,000
                        ------------   ------------  ------------   ------------
                         105,106,000     99,569,000   346,796,000    299,034,000
                        ------------   ------------  ------------   ------------
Shipping Expenses:
  Vessel and voyage -
    Note D                71,614,000     67,986,000   224,540,000    198,306,000
  Depreciation of vessels
    and amortization
    of capital leases     17,595,000     17,100,000    53,047,000     49,721,000
  Agency fees - Note D     8,363,000      9,208,000    25,232,000     25,392,000
  General and
    administrative         1,900,000      1,565,000     6,248,000      6,526,000
                        ------------   ------------  ------------   ------------
                          99,472,000     95,859,000   309,067,000    279,945,000
                        ------------   ------------  ------------   ------------
Income from Vessel
  Operations               5,634,000      3,710,000    37,729,000     19,089,000
Equity in Results of
  Celebrity Cruise
  Lines Inc.- Note B       4,395,000      1,215,000     2,184,000    (   742,000)
Other Income (net) -
  Note G                   4,888,000     10,297,000    22,826,000     16,219,000
                        ------------   ------------  ------------   ------------
                          14,917,000     15,222,000    62,739,000     34,566,000
Interest Expense          18,184,000     17,568,000    51,961,000     50,652,000
                        ------------   ------------  ------------   ------------

Income/(loss) before
  Federal income taxes   ( 3,267,000)    (2,346,000)   10,778,000    (16,086,000)

Provision/(credit) for
  Federal income taxes,
  reflecting deferred
  provision/(credit)
  of ($2,500,000),
  ($1,600,000),
  $2,900,000 and
  ($6,050,000) -
  Note E                 ( 2,500,000)    (1,600,000)     3,100,000    (6,050,000)
                        ------------   ------------   ------------  ------------

Net Income/(loss)        (   767,000)    (  746,000)     7,678,000   (10,036,000)
Retained Earnings at
  beginning of period    699,360,000    711,996,000    707,220,000   737,583,000
                        ------------   ------------   ------------  ------------
                         698,593,000    711,250,000    714,898,000   727,547,000
Cash Dividends Declared                   5,433,000     16,305,000    21,730,000
                        ------------   ------------   ------------  ------------
Retained Earnings at
  end of period         $698,593,000   $705,817,000   $698,593,000  $705,817,000
                        ============   ============   ============  ============

Per Share Amounts -
  Note H:

Net income/(loss)           ($.02)          ($.02)       $.21          ($.28)
                             ====            ====        ====           ====
Cash dividends declared                      $.15*       $.45           $.60*
                                             ====        ====           ====

*Includes $.15 per share for the fourth quarter.




                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                              (UNAUDITED)
 -------------------------------------------------------------------

                                              SEPTEMBER       SEPTEMBER
                                              30, 1996        30, 1995
                                             -----------     ------------

Net cash provided by Operating Activities    $ 48,452,000    $ 13,557,000
                                             -----------     ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities         (  4,566,000)    (10,455,000)
  Proceeds from sales of marketable
    securities                                 10,526,000      34,337,000
  Purchases of other investments                              ( 3,219,000)
  Proceeds from disposal of other
    investments                                 1,385,000      13,909,000
  Purchases of vessels under
    capital leases                           ( 20,213,000)
  Additions to vessels                       (104,907,000)   (146,894,000)
  Proceeds from disposal of vessels            58,136,000
  Other - net                                (  3,570,000)   (  2,597,000)
                                             ------------    ------------
    Net cash (used in)
    investing activities                     ( 63,209,000)   (114,919,000)
                                             ------------    ------------

Cash Flows from Financing Activities:
  Issuance of long-term debt                   31,753,000     230,000,000
  Payments on long-term debt and
    obligations under capital leases         ( 41,444,000)    (19,946,000)
  Cash dividends paid                        ( 16,305,000)    (16,297,000)
  Other - net                                     529,000         424,000
                                             ------------    ------------
    Net cash (used in)/provided by
      financing activities                   ( 25,467,000)    194,181,000
                                             ------------    ------------
Net (Decrease)/increase in Cash              ( 40,224,000)     92,819,000
Cash, including interest-bearing
  deposits, at beginning of period            160,578,000     100,034,000
                                             ------------    ------------
Cash, including interest-bearing
  deposits, at end of period                 $120,354,000    $192,853,000
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

The statements as of September 30, 1996 and for the three month and nine month periods ended September 30, 1996 and September 30, 1995 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          --------------------------------
                                             SEPTEMBER         DECEMBER
                                             30, 1996          31, 1995
                                          --------------  ---------------
Current Assets                            $   27,858,000  $   78,635,000
Vessels, net                               1,001,413,000     981,053,000
Investment in Celebrity Cruise
  Lines Inc.                                 236,518,000     234,334,000
Other Assets                                 113,593,000     111,119,000
                                          --------------  --------------
                                           1,379,382,000   1,405,141,000
                                          --------------  --------------
Current Installments of
  Long-term Debt, including inter-
  company of $26,850,000 in 1996              32,861,000       9,821,000
Other Current Liabilities                     18,964,000      15,581,000
                                          --------------  --------------
Total Current Liabilities                     51,825,000      25,402,000
Long-term Debt, including
  intercompany, and Deferred
  Credits, etc.                              318,974,000     399,537,000
                                          --------------  --------------
                                             370,799,000     424,939,000
                                          --------------  --------------
Net Assets                                $1,008,583,000  $  980,202,000
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


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Celebrity Cruise Lines Inc.:

A condensed summary of the assets and liabilities of Celebrity Cruise Lines Inc. ("CCLI"), the Company's cruise industry joint venture, and the results of its operations follows:

                                                   AS OF
                                        ----------------------------
                                          SEPTEMBER       DECEMBER
                                          30, 1996        31, 1995
                                        ------------    ------------
Current assets                          $  106,961,000  $   97,319,000
Vessels, net                             1,031,324,000   1,042,928,000
Other assets                                27,575,000      32,548,000
                                         -------------   -------------
                                         1,165,860,000   1,172,795,000
                                         -------------   -------------
Short-term debt and current
  installments of long-term debt            63,494,000      83,002,000
Other current liabilities                  110,964,000      96,565,000
                                         -------------   -------------
Total current liabilities                  174,458,000     179,567,000
Long-term debt                             511,522,000     517,864,000
                                         -------------   -------------
                                           685,980,000     697,431,000
                                         -------------   -------------
Net assets (principally capital
  contributions)                        $  479,880,000  $  475,364,000

                                          ============   =============

                       THREE MONTHS ENDED         NINE MONTHS ENDED
                         SEPTEMBER 30,             SEPTEMBER 30,
                    ------------------------  -------------------------
                        1996       1995           1996           1995
                    -----------  ----------- ------------   ------------
Revenue            $120,860,000               $74,539,000   $317,321,000
$213,121,000
Costs and expenses  111,870,000  72,040,000   312,805,000    214,576,000
                    ----------- -----------  ------------   ------------
Net income/(loss)  $  8,990,000 $ 2,499,000   $ 4,516,000  ($  1,455,000)
                   ============ ===========   ===========  =============

The Company's equity in the results of CCLI for each of the periods is before interest expense of approximately $4,000,000 (three months ended September 30, 1996), $4,400,000 (three months ended September 30, 1995), $11,800,000 (nine months ended September 30, 1996) and
$12,500,000 (nine months ended September 30, 1995), estimated to have been incurred by the Company in connection with the funding of its investment in CCLI. These amounts were calculated based on the Company's average interest rates during the respective periods.

As of November 6, 1996, CCLI has commitments (which are nonrecourse to OSG) with an approximate aggregate unpaid cost of $634,000,000 for the construction of two cruise ships scheduled for delivery in late 1996 and late 1997. Unpaid costs are net of $66,000,000 of progress payments (all paid prior to October 1, 1996). Long-term financing arrangements exist for substantially all of the unpaid cost of these ships. Approximately 48% of the unpaid cost is denominated in German marks, substantially all of which is covered by forward contracts or option contracts; this includes 23% of the unpaid cost covered by option contracts that terminate in the event that the exchange rate of the German mark to the dollar falls below certain levels.

[FN]
                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note C - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:

                                                        AS OF
                                             --------------------------
                                             SEPTEMBER    DECEMBER
                                             30, 1996     31, 1995
                                             -----------  ------------
Cash ($27,801,000 and $20,950,000) and
  other current assets (including
  $8,434,000 and $9,569,000 due
  from owners)                               $ 41,747,000 $ 36,464,000
Vessels, net                                  143,070,000  134,601,000
Other assets (including $3,733,000
  and $9,178,000 due from owners)               6,358,000   11,384,000
                                              ----------- ------------
                                              191,175,000  182,449,000
Current liabilities                             4,616,000    3,568,000
                                             -----------  ------------
Net assets (principally undistributed
  net earnings)                              $186,559,000 $178,881,000
                                             ===========  ============



                         THREE MONTHS ENDED         NINE MONTHS ENDED
                           SEPTEMBER 30,              SEPTEMBER 30,
                      ------------------------  -------------------------
                          1996        1995          1996        1995
                          ----        ----          ----        ----
Revenue, primarily from
  voyages (including
  $7,230,000,
  $7,900,000,
  $22,635,000 and
  $22,672,000 from
  vessels chartered
  to other owners)    $10,286,000  $11,178,000  $31,869,000  $33,807,000
Costs and expenses      8,101,000    8,566,000   24,191,000   24,408,000
                      -----------  -----------  -----------  -----------
Net income            $ 2,185,000  $ 2,612,000  $ 7,678,000  $ 9,399,000
                      ===========  ===========  ===========  ===========

As of November 6, 1996, certain 50%-owned companies have commitments (which are nonrecourse to OSG) with an aggregate unpaid cost of approximately $78,000,000 for the construction of two foreign flag VLCCs (very large crude carriers) scheduled for delivery in early 1997. Unpaid costs are net of $102,000,000 of progress payments and prepayments (all paid prior to October 1, 1996) and of discounts resulting from such prepayments. The joint venture companies expect to pay the unpaid costs from their available cash resources and to utilize existing long-term shipyard financing arrangements as needed. Upon delivery, these vessels will commence eight-year charters to the joint venture partner.



                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,274,000 (three months ended September 30, 1996), $1,348,000 (three months ended September 30, 1995), $4,453,000 (nine months ended September 30, 1996) and $4,056,000 (nine months ended June 30, 1995), of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year is limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $1,009,000 for 1996).
Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-
1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.
Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $4,270,000 (three months ended September 30, 1996), $8,289,000 (three months ended September 30, 1995), $29,265,000
(nine months ended September 30, 1996) and $19,029,000 (nine months ended September 30, 1995) before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings will be indefinitely reinvested.

No payments of Federal income taxes were required or made during the nine month period ended September 30, 1996. Federal income taxes paid
(which related to prior periods) amounted to $600,000 in the nine months ended September 30, 1995.

Note F - Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial

                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note F - Debt (continued):

covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of September 30, 1996 to $37,500,000.

As of September 30, 1996, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.7% as of September 30, 1996) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating approximately $61,000,000, pursuant to which it pays fixed rates ranging from 6.9% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from 1998 to 2008.

Approximately 15% of the net book amount of the Company's vessels, representing three foreign flag and nine U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $49,896,000 (nine months ended September 30,
1996) and $48,734,000 (nine months ended September 30, 1995), excluding capitalized interest.

Note G - Other Income - net:

  Other income - net consists of the following:

                           THREE MONTHS ENDED        NINE MONTHS ENDED
                             SEPTEMBER 30,             SEPTEMBER 30,
                         -----------------------  --------------------------
                             1996        1995          1996        1995
                             ----        ----          ----        ----
Investment income:
  Interest and dividends $2,744,000  $ 3,135,000  $ 7,169,000   $ 8,532,000
  Gain on sale of
   securities             3,150,000    5,964,000   11,902,000     8,529,000
  Provision for loss
   on investments                                 ( 2,857,000)
                         ----------  ----------   -----------   -----------
                          5,894,000    9,099,000   16,214,000    17,061,000
Gain on disposal
  of vessels                                        6,895,000
Foreign currency
  exchange gain/(loss)     ( 99,000)                  261,000       119,000
(1,993,000)
Minority interest          ( 68,000)     817,000      734,000     1,527,000
Miscellaneous - net        (839,000)     120,000   (1,136,000)   (  376,000)
                         -----------  ----------   -----------   -----------
                         $4,888,000  $10,297,000  $22,826,000   $16,219,000
                         =========== ===========  ============  ============

[FN]
                    (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         ---------------------------------------------------

Notes to Unaudited Condensed Financial Statements


Note H - Commitments and Other Comments:

1. As of November 6, 1996, the Company has commitments with an aggregate unpaid cost of approximately $119,000,000 for the construction of four foreign flag bulk vessels, all of which are scheduled for delivery in the next five months. Unpaid costs are net of approximately $150,000,000 of progress payments and prepayments (all paid prior to September 30, 1996) and of discounts resulting from such prepayments. Long-term shipyard financing arrangements exist for approximately $38,000,000 of the unpaid cost of one of the vessels.

2. Net income/(loss) per share is based on the weighted average number of common shares outstanding during each period, 36,234,000 shares (three months ended September 30, 1996), 36,224,000 shares (three months ended September 30, 1995), 36,233,000 shares (nine months ended September 30,
1996) and 36,218,000 shares (nine months ended September 30, 1995).

Stock options have not been included in the computation of net income/(loss) per share since their effect thereon would either be antidilutive or not be material.

3. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $119,000,000 for such foreign currency from October 1, 1996 through 2004.

4. In September 1996, two vessels under capital leases with a net carrying amount of $19,012,000 were purchased by subsidiaries for $40,912,000 including the assumption of $20,090,000 outstanding principal balance of Title XI Bonds to which the vessels are subject. The excess
($3,427,000) of the purchase price over the carrying amount
($37,485,000) of the lease obligations (which were removed from the balance sheet) has been recorded as an adjustment of the carrying amount of the vessels.

The cash necessary to complete this transaction was borrowed under the Company's long-term credit facility. The Company has commitments from banks for long-term financing totaling $44,000,000. The Company intends to draw upon such commitments in the fourth quarter of 1996 and use the proceeds to reduce amounts outstanding under the long-term credit facility and to prepay the Title XI Bonds referred to above.

5. In August 1996, the Company arranged a short-term (364 day) $250,000,000 special purpose revolving credit facility which is to be used only in connection with the Company's obligation to provide Certificates of Financial Responsibility under regulations related to the Oil Pollution
Act of 1990. There were no amounts outstanding as of September 30, 1996 under this facility.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         ---------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 OPERATIONS AND FINANCIAL CONDITION
               ---------------------------------------


Operations
-----------

Income From Vessel Operations
-----------------------------

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

In the first nine months of 1996, international tanker rates were higher, on average, than rates prevailing in the comparable period of 1995, particularly for VLCCs (200,000 DWT and greater). In the third quarter of 1996, rates in most segments of the international tanker markets were somewhat lower than rates prevailing in the second quarter. Dry bulk rates in the first nine months of 1996 averaged approximately half of the spot market levels prevailing during the first nine months of last year. International tanker rates usually show seasonal improvement in the fourth quarter of the year. Early in the fourth quarter of 1996, such an improvement had not yet commenced, although dry bulk rates had firmed somewhat from their late third quarter levels. The Company has an Aframax (80,000 to 120,000 DWT) tanker pool with PDV Marina - the marine transportation subsidiary of the Venezuela state oil company - that includes a total of 12 vessels (six OSG vessels). The pooling arrangement is expected to reduce idle time and enhance opportunities for backhaul cargoes, thereby optimizing the earnings of pool vessels.

In the fourth quarter of 1996, OSG's only 90,000 DWT U.S. flag tanker not then on long-term charter joined the other five of OSG's larger U.S.
flag tankers in the Alaska trade, all operating under long-term charters.

Income from vessel operations for the three months and nine months ended September 30, 1996 increased by approximately $1,900,000 and $18,600,000, respectively, from the results for the corresponding periods of 1995. Operations of the U.S. flag fleet improved by approximately $11,200,000 in the third quarter of 1996 and by approximately $22,000,000 in the first nine months of 1996 from the respective 1995 periods, primarily as a result of substantially increased employment of the Company's U.S. flag tankers in the

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------


Income From Vessel Operations (continued)
-----------------------------

1996 periods; one U.S. flag tanker in the third quarter of 1996 and three such tankers in the first nine months of 1996 were idle for significant periods whereas in the comparable 1995 periods, six of the tankers were idle for significant periods. Income from foreign flag vessel operations declined $9,300,000 and $3,400,000 in the third quarter and first nine months of 1996, respectively, from the comparable 1995 periods, primarily as a result of the substantial decline in rates earned by the Company's dry cargo fleet. These declines were net of the positive effect on 1996 vessel operating results of two VLCCs delivered in early 1996. In addition, foreign flag results for the nine month period ended September 30, 1996 reflect the positive effect on operations of the inclusion for the entire period of two modern Aframaxes purchased near the end of the first quarter of 1995. The effects on revenues and expenses of a higher proportion of voyage charters to time charters in the U.S. flag fleet in both 1996 periods as compared to 1995 are also reflected.

Equity in Results of Celebrity Cruise Lines Inc. ("CCLI")
---------------------------------------------------------

The Company's respective share of CCLI's results was income of $4,395,000 (third quarter-1996), $1,215,000 (third quarter-1995) and $2,184,000
(nine months ended September 30, 1996) and a loss of $742,000 (nine months ended September 30, 1995). The 1996 results reflect the addition in December 1995 of Century, a 1,750 passenger vessel, to CCLI's fleet. CCLI's results in the third quarter of 1996, normally its strongest quarter of the year, reflect higher per diems achieved compared to last year by vessels traveling to Bermuda and on new
Alaskan itineraries. CCLI's overall results reflect pricing pressures, which increased after the summer, particularly in the Caribbean market and CCLI's results in the fourth quarter are expected to reflect this.

Other Income-net
----------------

The details of other income are shown in Note G. Interest and dividends decreased in the 1996 third quarter and first nine months as compared to the respective 1995 periods because of lower rates of return on interest-bearing deposits and investments and decreased amounts utilized for such deposits and investments. Gains on sale of securities were $3,150,000 (1996 third quarter), $11,902,000 (1996 first nine months), $5,964,000 (1995 third quarter) and $8,529,000
(1995 first nine months). There was a gain on disposal of vessels of $6,895,000 in the first nine months of 1996 (none in the third quarter). There were no sales of vessels in the 1995 periods. Other income also reflects a provision for loss on investments of approximately $2,900,000 in the 1996 first nine months and the results of foreign currency transactions in all periods.

Interest Expense
----------------

Interest expense increased in both the third quarter and first nine months of 1996 from the comparable periods of 1995 as a result of decreased amounts of interest capitalized in 1996 in connection with vessel construction, the

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------


Interest Expense (continued)
----------------

net effect of changes in the average amount of debt outstanding in the 1996 periods compared with 1995 (including debt incurred in connection with vessels entering the operating fleet) and decreased rates on floating rate debt in 1996. Interest expense reflects $1,600,000 and $5,200,000 in the third quarter and first nine months of 1996, respectively, and $1,000,000 and $3,400,000 in the comparable 1995 periods of net benefits from interest rate swaps referred to below in Liquidity and Sources of Capital.

Provision for Federal Income Taxes
----------------------------------

The tax credit in the third quarter of 1996 and the tax provision in the first nine months of 1996 and the income tax credits in the comparable periods of 1995 were based on pretax income or loss, adjusted to reflect items that are not subject to tax and the dividends received deduction.

Liquidity and Sources of Capital
--------------------------------

Working capital at September 30, 1996 was approximately $105,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $17,000,000 at September 30, 1996.

Net cash provided by operating activities in the first nine months of 1996 approximated $48,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times.
As of September 30, 1996, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.7% as of September 30, 1996) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps (designated as hedges against certain debt) with various banks covering notional amounts aggregating approximately $61,000,000, pursuant to which it pays fixed rates ranging from 6.9% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from 1998 to 2008. The Company uses derivative financial instruments for trading purposes from time to time. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $119,000,000 for such foreign currency from October 1, 1996 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Liquidity and Sources of Capital (continued)
--------------------------------

The Company has an unsecured long-term credit facility of $500,000,000, of which $364,000,000 was used at September 30, 1996, and an unsecured short-term credit facility of $30,000,000, of which $20,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. In August 1996, the Company arranged a short-term (364 day) $250,000,000 special purpose revolving credit facility which is to be used only in connection with the Company's obligation to provide Certificates of Financial Responsibility under regulations related to the Oil Pollution Act of 1990. There were no amounts outstanding as of September 30, 1996 under this facility. In September 1996, two vessels under capital leases with a net carrying amount of $19,012,000 were purchased by subsidiaries for $40,912,000 including the assumption of $20,090,000 outstanding principal balance of Title XI Bonds to which the vessels are subject. The carrying amount ($37,485,000) of the lease obligations were removed from the balance sheet. The cash necessary to complete this transaction was borrowed under the Company's long-term credit facility. The Company has commitments from banks for long-term financing totaling $44,000,000. The Company intends to draw upon such commitments in the fourth quarter of 1996 and use the proceeds to reduce amounts outstanding under the credit facility and to prepay the Title XI Bonds referred to above.

At November 6, 1996, the Company has commitments with an aggregate unpaid cost of approximately $119,000,000 for the construction of four foreign flag bulk vessels, all of which are scheduled for delivery in the next five months. Long-term shipyard financing arrangements exist for approximately $38,000,000 of the unpaid cost of one of the vessels.


-----------------------------------------------------------------------

Ratio of Earnings to Fixed Charges
-----------------------------------

The ratio of earnings to fixed charges for the nine months ended September 30, 1996 was 1.06 and has been computed by dividing the sum of income before Federal income taxes and fixed charges by fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial Information
--------------------------------------------------------------------------

The accompanying financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------





                               PART II
                               -------


Item 6(a).      Exhibits
---------       --------

See Exhibit Index on page 18.

Item 6(b).      Reports on Form 8-K
---------       -------------------

The registrant was not required to file any report on Form 8-K during the quarter ended September 30, 1996.

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 1996 and the related condensed consolidated statements of operations and retained earnings for the three month and nine month periods ended September 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the nine month periods ended September
30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                    ERNST & YOUNG LLP



November 6, 1996

                  OVERSEAS SHIPHOLDING GROUP, INC.
                               AND SUBSIDIARIES
                  ---------------------------------



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  November 13, 1996         MORTON P. HYMAN
       -----------------         ---------------------------------
                                 Morton P. Hyman
                                 President


Date:  November 13, 1996         ALAN CARUS
       -----------------         ---------------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

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