Form 10-K405
period 1996-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1997-03-28
CIK 75208

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                 ---------------------------------

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 Commission File Number 1-6479-1

                 OVERSEAS SHIPHOLDING GROUP, INC.
      (Exact name of registrant as specified in its charter)

DELAWARE                                13-2637623
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification Number)

1114 Avenue of the Americas, New York, New York       10036
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  212-869-1222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
Common Stock - (par            New York Stock Exchange
  value $1.00 per share)       Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on March 21, 1997: $429,965,139. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

Number of shares of Common Stock outstanding at March 21, 1997:
36,255,024.

Documents incorporated by reference: portions of the registrant's Annual Report to Shareholders for 1996 (incorporated in Parts I and
II); portions of the definitive proxy statement to be filed by the registrant in connection with its 1997 Annual Meeting of Shareholders (incorporated in Part III).

ITEM 1.   BUSINESS
------    --------
          Overseas Shipholding Group, Inc. (the "registrant") and

its  subsidiaries (collectively the "Company") constitute a major

international   shipping  enterprise  owning  and   operating   a

diversified  fleet of oceangoing bulk cargo vessels  (principally tankers  and  dry bulk carriers).  The Company's  operating  bulk fleet  consists  of  61  vessels  having  an  aggregate  carrying capacity  of  approximately 6,490,150  deadweight  tons  ("DWT"),

including six ships aggregating approximately 1,178,500 DWT which the Company owns jointly with others and in which the Company has at  least  a  49%  interest.*  Fifteen vessels in  the  Company's operating bulk fleet, which total approximately 955,650  DWT  and represent  about 25% of the Company's investment  in  bulk  cargo vessels  at cost, are registered under the U.S. flag; the balance are  registered under foreign flags.  Forty-four tankers  account for 77% of the total tonnage, and 16 dry bulk carriers and a pure car  carrier account for the remainder.  A single company and its

subsidiaries,  for and under the direction and control   of   the

Company,   act   as agents in respect of the bulk  fleet  of  the

registrant's majority-owned subsidiaries and certain of its  bulk shipping joint ventures.

----------------------------

* Except as otherwise noted, references herein to the Company's "operating bulk fleet" are as of February 19, 1997. Such fleet includes six vessels that are leased from financial institutions under bareboat charters having remaining terms of from 5 to 15 years, but does not include a 264,900 DWT single-hulled tanker, in which the Company had a 50% interest, which the Company sold for demolition in late February 1997, or a 29,300 DWT petroleum barge which is owned by a partnership in which the Company has a 50% interest, or the two newbuildings currently on order which are more fully described under "Bulk Fleet Renewal Program" below.

            Celebrity  Cruise  Lines  Inc.  (together  with   its

subsidiaries collectively "CCLI"), the Company's joint venture in the  passenger  cruise business, owns and operates  cruise  ships marketed primarily under the trade name Celebrity Cruises in  the premium  segment  of the industry.  The Celebrity  Cruises  fleet currently  consists of five cruise ships with a total  passenger-

carrying  capacity  of  over 7,450 berths, including  the  1,750-

passenger  newbuilding CENTURY, delivered in late 1995,  and  its

1,870-passenger sistership GALAXY, delivered in late 1996.  After delivery  of the third sistership MERCURY, scheduled for  October

1997,  the  Celebrity Cruises total passenger  carrying  capacity

will   increase  to  over  8,200  berths,  excluding  the  1,106-

passenger  MERIDIAN which is under contract of sale for  delivery to  a  buyer in October 1997. See "Investment in Cruise Business"

below.

            The   Company's  operating  bulk  fleet,  aggregating

approximately 6,490,150 DWT, represents approximately 1%  of  the

total  world  tonnage of oceangoing bulk cargo  vessels.   As  of

February  19,  1997,  the  Company  had  on  order  two  vessels,

aggregating  571,800 DWT, for delivery to its international  bulk fleet.  See "Bulk Fleet Renewal Program" below.

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

           The  Company's ships engage in carriage  of  cargo  in

various  parts of the world.  Revenues from carriage of petroleum and  its derivatives represented approximately 82% of the  voyage revenues  of  the Company in 1996, 77% in 1995 and 78%  in  1994.

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

           As  of  February 19, 1997, all of the vessels  in  the

Company's  operating  bulk fleet were  employed.    Fifty-six  of

these  vessels  were  chartered  to  non-governmental  commercial shippers.  These 56 ships include thirteen U.S.-flag ships and 43 foreign-flag ships, which together represent approximately 95% of the  combined  carrying capacity of the Company's operating  bulk

fleet.   Of  the remaining ships in the Company's operating  bulk

fleet,  two  U.S.-flag  ships and three foreign-flag  ships  were under charter to foreign or U.S. governmental agencies.



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

Information about the Company's operations under U.S. and foreign flags for the three years ended December 31, 1996 is set forth in the  table  in  Note  B  to  the Company's  financial  statements

incorporated  by  reference in Item  8  below.   For  information

regarding  the  revenues and net income  of  the  Company's  bulk shipping  joint ventures for the three years ended  December  31,

1996,   see   Note  E  to  the  Company's  financial   statements

incorporated by reference in Item 8 below.

           In  each of the years 1996, 1995 and 1994 the  Company

had  one charterer, BP Oil Company, USA ("BP"), from which it had revenues in excess of 10% of revenues from voyages, amounting  in

1996  to  approximately $98.3 million, in 1995  to  approximately

$49.5  million,  and in 1994 to approximately $63.7  million.  In late  1996 and early 1997, the Company increased its interest  in four of the U.S.-flag carriers on charter to BP by acquiring  the remaining 20% interest in the vessels from its minority  partner,

and  by  acquiring  from  a  financial institution  its  residual ownership interests in certain of the vessels.



U.S. DOMESTIC AND PREFERENCE TRADES
-----------------------------------
           Under  the  Jones Act, shipping between United  States

coastal ports, including the movement of Alaskan oil, is reserved by  law  primarily to U.S.-flag vessels, owned by U.S.  citizens,

crewed by U.S. seafarers, built in the United States and operated

without  operating  differential  subsidies.   With  eight  crude

carriers  and four product carriers, the Company is  the  largest independent  owner of unsubsidized U.S.-flag  tankers  and  is  a major participant in the Alaskan oil trade.

           Demand for tonnage in the Alaskan oil trade depends on

the volume of crude shipped out of Alaska and its distribution to ports  at varying distances from the source. Shipments of Alaskan crude oil from Valdez are the main source of employment for U.S.-

flag  crude carriers and are carried mostly on unsubsidized U.S.-

flag crude carriers of over 60,000 DWT.

           In  May 1996, legislation went into effect that lifted

the  22-year  ban on exports of Alaska North Slope ("ANS")  crude oil.

Following  the  implementation of the  legislation,  six  of  the

Company's eight U.S.-flag crude carriers began long-term charters

to  BP.   These  charters have to a large extent  eliminated  the

Company's  exposure  to  the volatility of  the  U.S.-flag  crude

shipping  markets  and increased employment  of  its  fleet.   In

comparison,  during  1995,  six vessels  were  unemployed  for  a substantial  part  of the year.  Since May 1996,  an  average  of

50,000 barrels per day of ANS crude oil has been exported to  Far

Eastern buyers.

           Following the repeal of the ban on ANS exports, BP and

other  oil producers have announced plans for new investments  in

Alaska.   These  investments are expected to slow  the  declining

trend in ANS production, which has fallen 28% since 1988.

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

           Late  last year, the Company's U.S.-flag car  carrier,

OVERSEAS  JOYCE,  was selected to participate  in  the  new  U.S.

Maritime  Security  Program, which ensures that militarily-useful

U.S.-flag ships are available to the Department of Defense in the event  of  war  or  national emergency.  Under the  program,  the

Company  will receive approximately $2.1 million per year through

2005, subject to annual Congressional appropriations.



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

           For  additional  information as of February  19,  1997

regarding  the 61 vessels in the Company's operating bulk  fleet,

including  information as to the employment of such vessels,  see the  table in the "To Our Shareholders" section (page 2), and the

"International Bulk Fleet" and "U.S. Bulk Fleet" tables (pages 16 and  17),  of the registrant's Annual Report to Shareholders  for

1996, which tables are incorporated herein by reference.



ENVIRONMENTAL MATTERS RELATING TO BULK SHIPPING
-----------------------------------------------
          Since 1990, bulk shipping companies have been operating

in  an increasingly stringent regulatory environment.  Safety and pollution  concerns  have  led  to  strengthening  of  inspection

programs    by    governmental   authorities,   charterers    and

classification  societies.  Moreover, there has  been  a  growing reluctance among charterers to accept older tonnage due to safety and pollution concerns.

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

           In addition, OPA 90 imposes a requirement that tankers

calling at U.S. ports have double hulls. This requirement applies to  newly constructed tankers contracted for after June 1990,  or

delivered   after  1993.   Beginning  in  1995,  the  double-hull

requirement  was  phased  in  for  existing  tankers.   The   age

requirement  is  reduced  in stages so that  by  the  year  2000,

tankers  of  at  least 30,000 gross tons over 23 years  old  (and tankers  between 15,000 and 30,000 gross tons over 30 years  old)

must have double hulls, and by 2010, all tankers must have double hulls,  except that tankers with double bottoms or  double  sides are  afforded  an additional five years for compliance  but  must comply  no  later than the year 2015.  Tankers discharging  at  a deepwater port or lightering more than 60 miles offshore will not be required to have double hulls until 2015.

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

           INTERNATIONAL REQUIREMENTS.  In addition to the OPA 90

requirements,  in  worldwide  trade  MARPOL  regulations  of  the

International Maritime Organization (IMO) require double hulls or equivalent tanker designs for newbuildings ordered after 1993 and

mandate   double  hulls  for  existing  tankers  by  their   30th

anniversary.  These regulations also require that, upon  reaching

25  years  of  age, existing tankers either have protective  wing tanks  or  double  bottom  spaces not  used  for  cargo  carriage covering  at  least 30% of the cargo tank area or, alternatively,

that  they  employ hydrostatic balanced loading.  Some  of  these measures may be costly, and all reduce the carrying capacity of a vessel.

           OPA 90 and IMO regulations continue to accelerate  the

scrapping of older tonnage.

          Since the Company maintains a modern fleet, regulations

mandating  double hulls and other protective loading measures  do not  apply  to most of the Company's existing tanker fleet  until after  the year 2000, at which time the affected ships will  have operated for substantially all of their economic lives.

           BP  is considering options to begin replacement of its

single-hulled vessels in the Alaskan crude oil trade,  consistent with OPA 90.  The Company and BP have agreed to work together  to

develop   this  project  and  are  currently  evaluating  design,

construction and operational alternatives.  A final  decision  on vessel  specifications  will be made  following  a  comprehensive review of technical and commercial considerations.

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

Alaskan  oil trade, is set forth in the text of the "Global  Bulk

Shipping  Markets"  section  (pages  4,  7,  8  and  11)  of  the registrant's  Annual  Report  to  Shareholders  for  1996,  which information is incorporated herein by reference.



BULK FLEET RENEWAL PROGRAM
--------------------------
          As part of the Company's ongoing modernization program,

the Company continually reviews its fleet profile.   This entails

periodically  selling older vessels, placing  newbuilding  orders

and  purchasing  existing  modern  tonnage,  when  available   at

attractive  prices.  The  Company has now  completed  its  latest newbuilding program which, including deliveries scheduled through

March  1997,  consists  of  six double-hulled  very  large  crude carriers ("VLCCs" - tankers over 200,000 DWT) and two 160,000 DWT capesize bulk carriers.

           NEWBUILDING ORDERS.  In January 1996, the Company took

delivery for its international fleet of two double-hulled  VLCCs,

each  of approximately 296,000 DWT.  In November 1996 and January

1997,  the Company took delivery for its international  fleet  of two  double-hulled VLCCs of approximately 305,000 DWT and 269,000

DWT,  respectively, the second of which was ordered with a  joint venture  partner and immediately commenced an eight-year  charter to  the Company, which simultaneously chartered the vessel to the partner  for the same period.  In January 1997, the Company  took delivery  for  its  international  fleet  of  two  capesize  bulk carriers, each of approximately 157,000 DWT.  In late March 1997,

the  Company  is scheduled to take delivery of two  double-hulled

VLCCs of approximately 302,000 DWT and 269,000 DWT, respectively,

the  second of which was ordered with a joint venture partner and

will   commence  an  eight-year  charter  to  the  partner   when

delivered.  These two VLCCs are being built by major shipbuilders

(in  Japan  and  South  Korea)  for  delivery  to  the  Company's international fleet.  The commitments for these two  tankers  are in  U.S.  Dollars; for additional information as of February  19,

1997 about the commitments, see Notes E and L(1) to the Company's financial statements incorporated by reference in Item 8 below.

           SALES.  The 1996 results reflect the sale of one U.S.-

flag  and  three foreign-flag single-hulled tankers (including  a

VLCC  in which the Company had a 50% interest).  The Company also sold  an  older foreign-flag bulk carrier in 1996, provision  for which had been made in 1995.

           The  Company's newbuilding program, together with  the

selective  upgrading  of the Company's fleet through  acquisition and  disposition of existing tonnage, reflects changes  that  the

Company makes from time to time in light of its continuing review of  changing  market conditions and the needs of  its  customers.

All of the ships in the Company's fleet have been either built to

its   exacting   specifications  or  purchased  after   stringent

inspection.   These vessels are designed for safe, efficient  and

environmentally-friendly operation.  Features in the  tankers  in the  current newbuilding program such as double hulls,  satellite navigation  systems and increased steel in areas of high  stress,

have  been included to improve their safety and efficiency.  Upon delivery of the remaining two tanker newbuildings at the  end  of

March 1997, more than half of the Company's tanker fleet will  be protected  by double sides, double bottoms or double  hulls,  and the  average age of the Company's international tanker fleet will be  only eight years compared with 13 years for the world  tanker fleet.  Despite improvements in tanker rates over the past  year,

rates  today  are  still not at levels sufficient  to  provide  a satisfactory  return on the high capital costs of  the  Company's newest  double-hulled vessels.  The Company believes  that  these ships  are  critical to its ability to serve  the  needs  of  its customers  in  the years ahead.  There is no assurance  that  the

Company's  fleet  will expand, or that the Company  will  acquire vessels  or place orders for the construction of new vessels,  to the same extent as in the past.



POOLING ARRANGEMENT
-------------------
           In  April  1996, the Company entered  into  a  pooling

arrangement with PDV Marina ("PDVM") for Aframax tankers  (80,000 to 120,000 DWT).  PDVM is the marine transportation subsidiary of the  Venezuelan state oil company.  By January 1997, the  Company and  PDVM  had each contributed ten vessels to the pool  -  their

entire  Aframax  fleets.   Today  Venezuela  is  the  number  one

exporter of crude oil to the United States, and its production is

expected  to  rise  over the next decade.   Because  the  pooling

arrangement  is  intended  to carry a  major  portion  of  PDVM's

cargoes,  the  Company  and  PDVM  anticipate  growth   in   pool

activities.   To date, pool operations have resulted in  enhanced

opportunities for backhaul cargoes and reduced idle time, thereby improving the earnings of pool vessels.


EMPLOYEES
---------
            As   of  February  19,  1997,  the  Company  employed

approximately   2,100 seagoing personnel to  operate  its  ships.

The  Company  has  collective bargaining  agreements  with  three different  maritime unions, covering seagoing personnel  employed on  the  Company's  U.S.-flag vessels.  These agreements  are  in effect  through June 15, 2001 with one of the unions and  through

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

(primarily   those   limited  to  United   States   foreign   and

noncontiguous domestic trades).  The registrant is a party to  an

agreement  under  the  Act.   Under the  agreement,  the  general

objective is (by use of assets accumulated in the fund)  for  two vessels to be constructed or acquired by the end of 1999.  If the agreement is terminated or amounts are withdrawn from the capital construction  fund for non-qualified purposes, such amounts  will then  be subject to Federal income taxes. Monies can remain  tax-

deferred in the fund for a maximum period of 25 years (commencing

January  1,  1987 for deposits prior thereto).   See  the  second

paragraph  of  Note  J  to  the  Company's  financial  statements incorporated by reference in Item 8 below.



INVESTMENT IN CRUISE BUSINESS
-----------------------------
           The  Company owns a 49% equity investment in Celebrity

Cruise  Lines  Inc. (together with its subsidiaries  collectively

"CCLI"),  a joint venture that owns and operates cruise  vessels.

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

           Traditionally, the cruise market generally is  divided

into  three  major  segments - standard,  premium  and  luxury  -

principally  defined by price and quality of product.   Ships  in

the standard, or mass market, segment tend to offer a more modest level  of  service, accommodations and cuisine at a lower  price.

The premium segment, in which Celebrity Cruises is positioned, is designed  to appeal to more sophisticated, less budget  conscious

cruisers   seeking  more  luxurious  accommodations  and   higher

standards  of  service and cuisine.  Although the premium  cruise market  is generally priced higher than the standard market,  the strong  competitive conditions in recent years have put  pressure on the pricing differential.  The relatively small luxury segment of the industry generally consists of smaller vessels offering an exceptionally high level of service at a very high price.

           The Celebrity Cruises fleet currently consists of five

ships  -- GALAXY, CENTURY, ZENITH, HORIZON and MERIDIAN -- having a  total of over 7,450 berths and sailing mainly in the Caribbean

and  to  Bermuda.   Cruises to Alaska and  the  West  Coast,  and

increased  Panama  Canal routes, were added  to  the  itineraries during  1996,  and  a  further expansion of  the  itineraries  is scheduled for 1997 and 1998.

           The  Company's earnings in 1996 reflect  a  break-even

result from CCLI, compared with a net loss of $1,208,000 in 1995.

This  is before the Company's estimated interest expense,  after-

tax,  of  approximately $10,300,000 in 1996  and  $11,000,000  in

1995,  incurred to fund the CCLI investment.  As a result of  the continuation of a highly competitive pricing environment  in  the

North  American  cruise  market, the industry  faced  significant discounting throughout 1996, which is reflected in the results of

CCLI.

           In December 1996, CCLI took delivery of the second  of

its  three newbuildings, the 77,700 gross ton GALAXY.  The 1,870-

passenger   state-of-the-art  cruise  vessel  GALAXY,   and   its

sisterships, CENTURY, delivered in late 1995, and MERCURY, to  be delivered  later  this  year, will expand the  Celebrity  Cruises fleet passenger-carrying capacity to over 8,200 berths, excluding the  1,106-passenger MERIDIAN which is under contract of sale for delivery  to  a buyer in October 1997.  The larger  fleet  should

enable   Celebrity  Cruises  to  achieve  significant  additional

economies of scale in both operations and marketing, and to  gain

wider  brand  recognition among the public at  large.   With  the

delivery  of all three newbuildings, the Celebrity Cruises  fleet will be among the most modern in the industry.

           The contract for the MERCURY is with the same European

shipyard that built the GALAXY, CENTURY, ZENITH and HORIZON. Long-

term  financing arrangements exist for substantially all  of  the unpaid  cost  of  this  ship.  For additional  information  about

Celebrity  Cruises  and its fleet and itineraries  and  the  CCLI commitments  as of February 19, 1997, see the text  of  the  CCLI section  (pages 12 and 14), and the Celebity Cruises fleet  table

(page 17), of the registrant's Annual Report to Shareholders  for

1996, which information is incorporated herein by reference,  and

Note  D  to  the  Company's financial statements incorporated  by reference in Item 8 below.

           COMPETITION.  CCLI operates its vessels  primarily  in

the   North   American   cruise  market,   which   accounts   for

approximately  80%  of total cruise passengers carried  worldwide and  is  characterized by a small number of large  and  generally

well-capitalized  companies.  According  to  the   Cruise   Lines

International  Association  (CLIA), the  six  largest  companies,

including CCLI, have more than 70% of total capacity.

           Following modest declines of approximately 1% in  1994

and  2%  in 1995, the total number of cruise passengers in  1996,

according  to  CLIA,  rose  to an estimated  4.7  million,  a  6%

increase  over the prior year.  Preliminary indications for  1997 are  that the growth in demand is continuing, as increased levels of  bookings have been reported by a number of cruise lines.  But

despite   stronger   demand,  the  industry   faced   significant

discounting  throughout 1996, particularly in the  Caribbean,  as substantial new capacity entered the market.

           In  the past few years, the largest cruise lines  have

sought to strengthen their positions by ordering larger and  more

sophisticated  ships.   As a result, over  the  next  four  years

approximately  20  large  new  cruise  ships  are  scheduled  for

delivery,  most  into  the North American cruise  market.   These

ships  will  increase  current capacity by  approximately  40,000 berths by the year 2000, before taking into account any deletions from  the  fleet  (see discussion below regarding  amended  SOLAS requirements).  While this increase is substantial,  historically growth  in demand has outpaced growth in capacity.  Significantly for  Celebrity  Cruises,  with its modern  fleet,  cruisers  have tended  to  prefer  the newest cruise vessels, which  offer  more dramatic design elements and state-of-the-art amenities.

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

          The growth in world cruise capacity should be mitigated

somewhat  by  the application of the amended SOLAS  requirements.

It is likely that a number of older vessels will leave the cruise trade as their owners decide not to incur the significant capital expenditures  needed  to bring them into  compliance  with  these requirements.  Because of the young age of the Celebrity  Cruises fleet, the work necessary for its ships to meet the amended SOLAS requirements  will  not  require CCLI to  make  material  capital expenditures.



FORWARD LOOKING STATEMENTS

           This Form 10-K, including portions of the registrant's

Annual  Report  to Shareholders for 1996 incorporated  herein  by reference,  contains forward looking statements relating  to  the

Company's  prospects, the outlook for the tanker  and  dry  cargo

markets  and  prospects for CCLI and the cruise industry.   There

are  risks  and uncertainties that could cause actual results  to differ  from the expectations reflected in these forward  looking statements, including changes in production of or demand for  oil and  petroleum products, and various dry bulk commodities, either generally  or  in  particular regions; greater  than  anticipated levels  of newbuilding orders or less than anticipated  rates  of scrapping; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes  in the  rates of growth of the world and various regional economies;

risks   incident   to  vessel  operation,  including   pollution;

unexpected adverse trends in demand for cruising among the public at  large;  unanticipated changes in laws  and  regulations;  and

other  factors.   Forward looking statements in the  registrant's

Annual  Report  to  Shareholders for 1996 and  written  and  oral forward  looking statements attributable to the  Company  or  its representatives after the date of this Form 10-K are qualified in their  entirety  by  the cautionary statement contained  in  this paragraph  and in other reports hereafter filed by the registrant with the Securities and Exchange Commission.



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

Consolidated  Balance Sheet as at December 31, 1996, incorporated

herein   by   reference.   There  have  not  been  any   material

developments in the investigation reported on in Item 1  of  Part

II  of  the  registrant's Form 10-Q report for the quarter  ended

June 30, 1996 and incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

------    ---------------------------------------------------

                                    None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

                                                   HAS SERVED AS
NAME                     AGE     POSITION HELD       SUCH SINCE
----                     ---     -------------     -------------


Morton P. Hyman          61      President         October 1971

Robert N. Cowen          48      Senior Vice       February 1993
                                 President,
                                 Secretary,        June 1982

Myles R. Itkin           49      Senior Vice       June 1995
                                 President, Chief
                                 Financial Officer
                                 and Treasurer

Alan Carus               58      Controller        December 1987

          Messrs. Hyman and Cowen are directors of the registrant

and members of the Finance and Development Committee of its Board

of  Directors.   The  term  of office of each  executive  officer

continues  until the first meeting of the Board of  Directors  of the  registrant immediately following the next annual meeting  of its stockholders, to be held in June 1997, and until the election

and   qualification  of  his  successor.   There  is  no   family

relationship between the executive officers.

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

Senior Vice President-Finance, and prior thereto was employed  by

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

Report to Shareholders for 1996:



             ITEM                  INCORPORATED FROM:
            -----                  ------------------

ITEM 5. Market for Registrant's    Last  three paragraphs under
        Common Equity and Related  "Shareholder Information" and
        Stockholder Matters        the "Stock Price and Dividend
                                   Data" table, all on inside
                                   back cover (page 37);


ITEM 6. Selected Financial Data    The information for the years
                                   1992 through 1996 under "Eleven-
                                   Year Statistical Review"
                                   section (pages 34 and 35).


ITEM 7. Management's Discussion    Information set forth in text
        and Analysis of Financial  of "Management's Discussion
        Condition and Results of   and Analysis" section (pages
        Operations                 18 through 20).


ITEM 8. Financial Statements and   "Consolidated Statements of
        Supplementary Data         Operations and Retained
                                   Earnings", "Consolidated
                                   Balance Sheets", "Consolidated
                                   Statements of Cash Flows",
                                   "Notes to Consolidated
                                   Financial Statements" and
                                   "Report of Independent
                                   Auditors" sections (pages 21
                                   through 33).



               Additional Supplementary Data -
               Ratio of Earnings to Fixed Charges
               ----------------------------------

           There was a deficiency of earnings to fixed charges for 1996 of $1,509,000. This has been computed by subtracting the sum of income before federal income taxes and fixed charges from fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.


ITEM 9.  Changes   in   and   Disagreements  with  Accountants   on
         Accounting and Financial Disclosure


                             None.



                            PART III
                            --------

           The  information called for by Items  10  through  13,

except  for  the information set forth in Part I above  regarding the  executive officers of the registrant, is incorporated herein by  this reference from the following respective portions of  the definitive  proxy  statement to be filed  by  the  registrant  in connection with its 1997 Annual Meeting of Shareholders.


            ITEM                     INCORPORATED FROM:
            ----                     -----------------


ITEM  10. Directors  and  Executive  "Election of Directors"
          Officers of the Registrant


ITEM 11.  Executive     Compensation  "Compensation and Certain
                                      Transactions"*


ITEM 12.  Security   Ownership   of   "Election of Directors"
          Certain Beneficial Owners    and "Information as to
          and Management               Stock Ownership"


ITEM 13.  Certain Relationships and   "Election of Directors" and
          Related  Transactions       "Compensation and Certain
                                      Transactions"*
___________

*  Excluding   material  under  "Stockholder  Return  Performance
   Presentation"  and  "Executive  Compensation  Report  of   the
   Executive   Compensation  Committee  and  the   Stock   Option
   Committee".


                              PART IV
                              -------
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on

          Form 8-K

          (a)  See the accompanying index to financial statements

and schedules, and the accompanying Exhibit Index.

          (b)  Reports on Form 8-K:  The registrant did not file

any  report  on  Form 8-K during the quarter ended  December  31,

1996.

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



Date:  March 26, 1997

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

                                By      s/Morton P. Hyman
                                 -------------------------------
                                  Morton P. Hyman, Principal
                                  Executive Officer and Director

                                By      s/Myles R. Itkin
                                 -------------------------------
                                  Myles R. Itkin, Principal
                                  Financial Officer

                                By      s/Alan Carus
                                 -------------------------------
                                  Alan Carus, Controller

                                By      s/Robert N. Cowen
                                 -------------------------------
                                  Robert N. Cowen, Director

                                By      s/Ran Hettena
                                 -------------------------------
                                  Ran Hettena, Director

                                By      s/George C. Blake
                                 -------------------------------
                                  George C. Blake, Director

                                By      s/Solomon N. Merkin
                                 -------------------------------
                                  Solomon N. Merkin, Director

                                By      s/William L. Frost
                                 -------------------------------
                                  William L. Frost, Director

                                By      s/Thomas H. Dean
                                 -------------------------------
                                  Thomas H. Dean, Director

                                By      s/Joel I. Picket
                                 -------------------------------
                                  Joel I. Picket, Director
Date:  March 26, 1997

FORM 10-K--ITEM 14(a) (1) and (2)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Overseas Shipholding Group, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996 are incorporated by reference in Item 8:

     Consolidated Balance Sheets--December 31, 1996 and 1995
     Consolidated Statements of Operations and Retained Earnings--
          Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows--
          Years Ended December 31, 1996, 1995 and 1994
     Notes to Financial Statements --December 31, 1996

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

 4(c)     Form  of  Note Purchase Agreement dated  as  of
          June 1, 1993 between the registrant and each of the purchasers of its senior notes (filed via
          EDGAR as Exhibit 4 to the registrant's Form 10-
          Q for the quarter ended June 30, 1993 and incorporated herein by reference.)

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

 10(c)(1) Form  of  Management  Agreement  dated  as   of
          January  1, 1985 between Lion Insurance Company
          Ltd. and Maritime Overseas Corporation (refiled
          via   EDGAR   as   Exhibit  10(c)(1)   to   the
          registrant's   Form   10-K   for    1995    and
          incorporated herein by reference).

*10(c)(2) Form  of  Amendment No. 1 dated as of April  1,
          1986  to the Management Agreement between  Lion
          Insurance  Company  Ltd. and Maritime  Overseas
          Corporation  (previously  filed  more  than  10
          years ago and refiled herewith).

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

 10(e)(1) Form of Letter Agreement dated as of August  9,
          1973   between  the  registrant  and   Maritime
          Overseas  Corporation  (refiled  via  EDGAR  as
          Exhibit 10(e)(1) to the registrant's Form 10-K for 1994 and incorporated herein by reference).

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

 10(g)(2) Form of Amendment No. 1 and Amendment No. 2  to
          Management Agreements between Maritime Overseas
          Corporation  and each of First United  Shipping
          Corporation,   Interocean  Tanker  Corporation,
          Second  United Shipping Corporation  and  Third
          United Shipping Corporation (refiled via  EDGAR
          as Exhibit 10(g)(2) to the registrant's Form 10-
          K   for   1995  and  incorporated   herein   by
          reference).

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

*10(k)(1) Supplemental Executive Retirement Plans of the registrant, as amended and restated as of January 1, 1997.

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

*10(k)(4) Agreement with an executive officer.

*10(k)(5) Agreement with an executive officer.

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

 10(n)(3) Supplemental Agreement dated November 21,  1995
          to  the Shareholders Agreement referred  to  in
          Exhibit  10(n)(1)  above (filed  via  EDGAR  as
          Exhibit 10(n)(3) to the registrant's Form 10-K for 1995 and incorporated herein by reference).

*10(n)(4) Supplemental Agreement dated October 4, 1996 to
          the  Shareholders  Agreement  referred  to   in
          Exhibit 10(n)(1) above.

*10(o)    Form  of Sublease dated as of November 1,  1996
          between  the  registrant and Maritime  Overseas
          Corporation.

*12       Computation  of  Ratio  of  Earnings  to  Fixed
          Charges.

*13 Such portions of the Annual Report to security holders for 1996 as are expressly incorporated herein by reference.

*21       List of subsidiaries of the registrant.

*23       Consent of Independent Auditors of the registrant.

*27       Financial Data Schedule.

          NOTE:   The  Exhibits which have not previously
          been filed or listed or are being refiled are marked with an asterisk (*).

          List of Executive Compensation Plans and Arrangements -
          See  Exhibits 10(k)(1),(2), (3), (4)  and  (5),
          10(l)(1) and (2), and 10(m) above.