Form 10-Q
period 1997-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1997-05-14
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       ----------------------

                              FORM 10-Q
                             ----------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               MARCH 31, 1997
               --------------

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

                  OVERSEAS SHIPHOLDING GROUP, INC.
                  --------------------------------
          (Exact name of registrant as specified in its charter)


           DELAWARE                              13-2637623
-------------------------------              -------------------
(State or other jurisdiction of              (IRS Employer Identi-
incorporation or organization)                    fication No.)

1114 Avenue of the Americas, New York, New York        10036
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
  area code                                     (212) 869-1222
                                             -------------------

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

Common Shares outstanding as of May 12, 1997 - 36,262,504

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                             MARCH            DECEMBER
                                             31, 1997         31, 1996 (A)
                                             -----------      ------------
                                             (UNAUDITED)

                               ASSETS
                               ------

Current Assets:
--------------
 Cash, including interest-bearing deposits
   of $123,630,000 and $103,338,000          $  127,596,000   $  109,120,000
 Receivables                                     31,986,000       31,197,000
 Prepaid expenses                                29,715,000       28,227,000
                                             --------------   --------------
   Total Current Assets                         189,297,000      168,544,000

Investments in Marketable Securities             27,689,000       15,337,000
Capital Construction and Restricted Funds       146,670,000      145,350,000
Vessels, at cost, less accumulated
   depreciation of $573,351,000 and
    $555,846,000 - Note F                     1,300,054,000    1,214,401,000
Vessels Under Capital Leases, less
   accumulated amortization of
   $106,932,000 and $104,963,000                 77,447,000       79,416,000
Investment in Celebrity Cruise Lines
   Inc. - Note B                                237,783,000      239,255,000
Investments in Bulk Shipping Joint
   Ventures - Note C                             92,411,000       91,399,000
Other Assets                                     78,366,000       83,599,000
                                             --------------   --------------
                                             $2,149,717,000   $2,037,301,000
                                             ==============   ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
-------------------
 Accounts payable                            $    4,596,000   $    4,878,000
 Sundry liabilities and accrued expenses         46,813,000       35,373,000
                                             --------------   --------------
                                                 51,409,000       40,251,000
 Current installments of long-term debt -
   Note F                                        22,764,000       18,723,000
 Current obligations under capital leases         7,275,000        7,236,000
                                             --------------   --------------
   Total Current Liabilities                     81,448,000       66,210,000

Advance Time Charter Revenues                     5,981,000        7,694,000
Long-term Debt - Note F                       1,093,449,000      985,032,000
Obligations Under Capital Leases                107,999,000      108,443,000
Minority Interest                                                  1,457,000

Deferred Federal Income Taxes ($95,931,000
   and $94,803,000) and Deferred Credits -
   Note E                                       100,120,000       99,027,000

Shareholders' Equity - Notes E and H:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 shares                    39,591,000       39,591,000
 Paid-in Additional Capital                      93,833,000       93,725,000
 Retained Earnings                              684,590,000      687,981,000
                                             --------------   --------------
                                                818,014,000      821,297,000
 Less - cost of Treasury Stock - 3,334,055
   and 3,355,390 shares                          48,954,000       49,210,000
                                             --------------   --------------
                                                769,060,000      772,087,000
 Less - net unrealized loss on
   marketable securities                          8,340,000        2,649,000
                                             --------------   --------------
     Total Shareholders' Equity                 760,720,000      769,438,000
Other Comments - Note H
                                             --------------   --------------
                                             $2,149,717,000   $2,037,301,000
                                             ==============   ==============

(A) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
    FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                            (UNAUDITED)


                                              MARCH           MARCH
                                              31, 1997        31, 1996
                                             -----------      -----------
Shipping Revenues:
  Revenue from voyages                       $126,781,000     $124,321,000
  Income attributable to bulk shipping joint
    ventures - Note C                           1,012,000        1,544,000
                                             ------------     ------------
                                              127,793,000      125,865,000
                                             ------------     ------------
Shipping Expenses:
  Vessel and voyage - Note D                   78,548,000       77,758,000
  Depreciation of vessels and amortization
  of capital leases                            19,668,000       18,154,000
  Agency fees - Note D                          8,844,000        8,483,000
  General and administrative                    3,129,000        2,992,000
                                             ------------     ------------
                                              110,189,000      107,387,000
                                             ------------     ------------
Income from Vessel Operations                  17,604,000       18,478,000
Equity in Results of Celebrity Cruise Lines
  Inc.- Note B                                ( 1,472,000)      (2,707,000)
Other Income (net) - Note G                     7,771,000       10,234,000
                                             ------------     ------------
                                               23,903,000       26,005,000
Interest Expense                               19,816,000       16,411,000
                                             ------------     ------------

Income before Federal Income Taxes              4,087,000        9,594,000
Provision for Federal Income Taxes,
   reflecting deferred provision of
   $2,040,000 and $4,050,000 -  Note E          2,040,000        4,250,000
                                             ------------     ------------

Net Income                                      2,047,000        5,344,000
Retained Earnings at beginning of period      687,981,000      707,220,000
                                             ------------     ------------
                                              690,028,000      712,564,000
Cash Dividends Declared                         5,438,000        5,434,000
                                             ------------     ------------
Retained Earnings at end of period           $684,590,000     $707,130,000
                                             ============     ============

Per Share Amounts - Note H:

Net income                                       $.06             $.15
                                                 ====             ====
Cash dividends declared                          $.15             $.15
                                                 ====             ====






                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                              (UNAUDITED)
    -------------------------------------------------------------

                                              MARCH            MARCH
                                              31, 1997         31, 1996
                                             -----------      ------------

Net cash provided by Operating Activities    $ 30,033,000     $ 20,765,000
                                             -----------      ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities          (27,440,000)     (   440,000)
  Proceeds from sales of marketable
    securities                                 15,406,000        1,055,000
  Proceeds from disposal of other
    investments                                                    907,000
  Purchase of minority interest              (  5,102,000)
  Additions to vessels                       ( 63,325,000)(a) ( 23,550,000)
  Proceeds from disposal of vessels                             47,887,000
  Other - net                                     (75,000)           4,000
                                             ------------     ------------
    Net cash (used in)/provided by
      investing activities                   ( 80,536,000)      25,863,000
                                             ------------     ------------

Cash Flows from Financing Activities:
  Issuance of long-term debt                   86,000,000 (a)
  Payments on long-term debt and
    obligations under capital leases          (11,957,000)    ( 69,616,000)
  Cash dividends paid                         ( 5,438,000)    (  5,434,000)
  Other - net                                     374,000          504,000
                                             ------------     ------------
    Net cash provided by/(used in)
      financing activities                     68,979,000     ( 74,546,000)
                                             ------------     ------------
Net Increase/(decrease) in Cash                18,476,000     ( 27,918,000)
Cash, including interest-bearing
  deposits, at beginning of period            109,120,000      160,578,000
                                             ------------     ------------
Cash, including interest-bearing
  deposits, at end of period                 $127,596,000     $132,660,000
                                             ============     ============

(a) Excludes $38,000,000 in connection with the delivery of a vessel.


                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

General - As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes, which have been rounded to the nearest thousand dollars, have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's
Annual Report to Shareholders for the year ended December 31, 1996.

The statements as of and for the three month period ended March 31, 1997 and for the three month period ended March 31, 1996 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          --------------------------------
                                             MARCH           DECEMBER
                                             31, 1997        31, 1996
                                          --------------  ---------------
Current Assets                            $   60,806,000  $   35,237,000
Vessels, net                               1,101,445,000   1,013,415,000
Investment in Celebrity Cruise
  Lines Inc.                                 237,783,000     239,255,000
Other Assets                                 114,081,000     113,798,000
                                          --------------  --------------
                                           1,514,115,000   1,401,705,000
                                          --------------  --------------
Current Installments
 of Long-term Debt, including
 intercompany of $35,800,000 in
 1997 and 1996                                45,855,000      41,882,000
Other Current Liabilities                     17,076,000      12,842,000
                                          --------------  --------------
Total Current Liabilities                     62,931,000      54,724,000
Long-term Debt, including
  intercompany of $134,250,000
  and $143,200,000, and Deferred
  Credits, etc.                              434,104,000     334,467,000
                                          --------------  --------------
                                             497,035,000     389,191,000
                                          --------------  --------------
Net Assets                                $1,017,080,000  $1,012,514,000
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


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Celebrity Cruise Lines Inc.:

A condensed summary of the assets and liabilities of Celebrity Cruise Lines Inc. ("CCLI"), the Company's cruise industry joint venture, and the results of its operations follows:

                                                       AS OF
                                          -------------------------------
                                            MARCH              DECEMBER
                                            31, 1997           31, 1996
                                          --------------    --------------
Current assets                            $  126,213,000    $  114,084,000
Vessels, net                               1,331,517,000     1,340,033,000
Other assets                                  29,240,000        30,878,000
                                          --------------    --------------
                                           1,486,970,000     1,484,995,000
Current installments                      --------------    --------------
  of long-term debt                           87,179,000        99,639,000
Other current liabilities                    140,536,000       114,121,000
                                          --------------    --------------
Total current liabilities                    227,715,000       213,760,000
Long-term debt                               776,753,000       785,749,000
                                          --------------    --------------
                                           1,004,468,000       999,509,000
                                          --------------    --------------
Net assets (principally capital
  contributions)                          $  482,502,000    $  485,486,000
                                          ==============    ==============

                                                  THREE MONTHS ENDED
                                                     MARCH 31,
                                          -------------------------------
                                                1997             1996
                                          --------------    -------------
Revenue                                     $129,373,000     $ 94,561,000
Costs and expenses                           132,357,000      100,066,000
                                          --------------    -------------
Net(loss)                                  ($  2,984,000)   ($  5,505,000)
                                          ==============    =============

The Company's equity in the results of CCLI for each of the periods is before interest expense of approximately $4,000,000 (three months ended March 31, 1997) and $3,900,000 (three months ended March 31, 1996), estimated to have been incurred by the Company in connection with the funding of its investment in CCLI. These amounts were calculated based on the Company's average interest rates during the respective periods.

As of May 12, 1997, CCLI has a commitment (which is nonrecourse to OSG) with an approximate aggregate unpaid cost of $339,000,000 for the construction of one cruise ship scheduled for delivery in late 1997.
The unpaid cost is net of $35,000,000 of progress payments (all paid prior to April 1, 1997). Long-term financing arrangements exist for substantially all of the unpaid cost of this ship. Approximately 47% of the unpaid cost is denominated in German marks, substantially all of which is covered by forward or option contracts; this includes approximately 14% of the unpaid cost hedged by option contracts that terminate in the event that the exchange rate of the German mark to the dollar falls below certain levels.

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

                                                        AS OF
                                             --------------------------
                                             MARCH        DECEMBER
                                             31, 1997     31, 1996
                                             -----------  -------------
Cash ($23,989,000 and $20,337,000) and
  other current assets (including
  $7,468,000 and $8,196,000 due
  from owners)                               $ 37,076,000 $ 35,690,000
Vessels, net                                  214,050,000  150,108,000
Other assets (including $1,515,000
  and $2,257,000 due from owners)               3,175,000    4,411,000
                                             -----------  ------------
                                              254,301,000  190,209,000
                                             ------------  -----------
Current installments of long-term debt          7,500,000
Other current liabilities                       6,619,000    4,535,000
                                             ------------  -----------
                                               14,119,000    4,535,000
Long-term debt                                 52,500,000
                                             ------------  -----------
                                               66,619,000    4,535,000
                                             ------------  -----------
Net assets (principally undistributed
  net earnings)                              $187,682,000 $185,674,000
                                             ============ ============

                                                  THREE MONTHS ENDED
                                                     MARCH 31,
                                             -------------------------
                                                1997          1996
                                             ----------    -----------
Revenue, primarily from
  voyages (including $8,089,000 and
  $7,752,000 from vessels chartered
  to owners)                                 $11,857,000   $10,701,000
Costs and expenses                             9,849,000     7,979,000
                                             -----------   -----------
Net income                                   $ 2,008,000   $ 2,722,000
                                             ===========   ===========







                    (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,524,000 (three months ended March 31, 1997) and $1,675,000 (three months ended March 31, 1996) of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year is limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $1,110,000 for 1997). Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-
1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $3,747,000 (three months ended March 31, 1997) and $16,790,000 (three months ended March 31, 1996), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of CCLI was required, since it is intended that such undistributed earnings will be indefinitely reinvested.

Federal income taxes paid (which related to a prior period) amounted to $200,000 in the three months ended March 31, 1997. No payments of Federal income taxes were required or made during the three month period ended March 31, 1996.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of March 31, 1997 to $25,500,000.

                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt (continued):

As of March 31, 1997, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.9% as of March 31, 1997) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $94,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from 1998 to 2008.

Approximately 13% of the net book amount of the Company's vessels, representing three foreign flag and nine U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $15,837,000 (three months ended March 31, 1997) and $14,335,000 (three months ended March 31, 1996), excluding capitalized interest.

Note G - Other Income - net:

  Other income - net consists of the following:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                    1997           1996
                                                    ----           ----
Investment income:
  Interest and dividends                          $ 2,150,000   $  2,264,000
  Gain on sale of securities                        6,089,000      2,918,000
  Provision for loss on investments               (   714,000)  (  2,857,000)
                                                  -----------   ------------
                                                    7,525,000      2,325,000

Gain on disposal of vessels                                        7,523,000
Foreign currency exchange gain                                        56,000
Minority interest                                                    519,000
Miscellaneous - net                                   246,000   (    189,000)
                                                  -----------   ------------
                                                  $ 7,771,000   $ 10,234,000
                                                  ===========   ============


                         (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note H - Other Comments:

1. Net income per share is based on the weighted average number of common shares outstanding during each period, 36,250,000 shares (three months ended March 31, 1997) and 36,232,000 shares (three months ended March
31, 1996).

Stock options have not been included in the computation of net income per share since their effect thereon would not be material.

2. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $114,000,000 for such foreign currency from April 1, 1997 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 OPERATIONS AND FINANCIAL CONDITION
                 -----------------------------------


Operations
----------

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

Rates in the international crude tanker markets, on average, were modestly higher in the first quarter of 1997 than rates prevailing in the comparable period of the preceding year and in the fourth quarter of 1996. Rates for VLCCs (over 200,000 dwt) and Suezmaxes (120,000 to 160,000 dwt) traded in a relatively narrow range during the first quarter and early second quarter of 1997, close to their 1996 levels. Rates for Aframaxes (80,000 to 120,000 dwt) in the Caribbean market (the Company's primary Aframax trading area), which declined significantly early in the first quarter of 1997 to a low of approximately $14,000 per day, recovered in the latter part of February, peaking at over $40,000 per day in mid-March, then declined slowly to approximately $30,000 per day by early May. Product tanker rates showed some seasonal strength in early 1997 before trending downward as the first quarter progressed.
Dry bulk rates have remained at low levels in the first quarter and early second quarter of 1997, although somewhat improved from late 1996.

The Company has an Aframax tanker pool with PDV Marina - the marine transportation subsidiary of the Venezuelan state oil company - that includes a total of 20 vessels (ten OSG vessels). To date, pool operations have resulted in enhanced opportunities for backhaul cargoes and reduced idle time, thereby improving the earnings of pool vessels.

As one indication of recent rate trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in the first quarters of 1997 and 1996, based on the published reports of one well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely at any point based on factors such as the age,

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Income from Vessel Operations (continued)
-----------------------------

condition and position of a particular vessel. Accordingly, the rates shown are not necessarily indicative of rates actually achieved by the Company's vessels during either period.

Tankers                                             1997          1996
-------                                             ----          ----

Modern VLCCs                                      $29,800       $28,900
Suezmaxes (W. Africa - U.S.)                       21,500        20,000
Aframaxes (Caribbean market)                       24,700        20,800
Products carriers                                  17,800        15,200

Dry Bulk Carriers
-----------------

Capesize (over 100,000 dwt)                        15,000        12,400
Panamaxes (50-80,000 dwt)                           9,700         9,000


Income from vessel operations for the quarter ended March 31, 1997 decreased by approximately $900,000 from the results for the first quarter of 1996. This decrease occurred due to a decline of approximately
$5,700,000 in income from foreign flag vessel operations, primarily as a result of the substantial decline in rates earned by the Company's dry cargo fleet. This decline was partially offset by the positive effect on 1997 vessel operating results of one VLCC delivered in late 1996 and one delivered in early 1997. The effect of vessels sold in 1996 and early 1997 (including a joint venture tanker) is also reflected.
Operations of the U.S. flag fleet improved by approximately $4,800,000 in the first quarter of 1997 from the comparable 1996 period, primarily as a result of increased utilization of the Company's U.S. flag tanker fleet in the 1997 quarter, following the commencement of long-term employment for six of OSG's U.S. flag tankers in the Alaska trade.
Operating days for the U.S. flag crude tanker fleet increased to approximately 700 in the 1997 quarter from approximately 550 days in the comparable 1996 period. Also, rates earned by certain U.S. flag tanker tonnage were higher in 1997. The effect on revenues and expenses of a lower proportion of voyage charters to time charters in both the U.S.
flag and the international fleets in the 1997 period as compared with 1996 is also reflected.

Equity in Results of Celebrity Cruise Lines Inc. ("CCLI")
---------------------------------------------------------

The Company's share of CCLI's results was a loss of approximately $1,500,000 for the first quarter of 1997 and a loss of approximately $2,700,000 for the first quarter of 1996. These results reflect ongoing competitive pressures as a number of cruise operators introduced new vessels into the winter Caribbean market. The vessel Galaxy, which commenced operating in late 1996, contributed to CCLI's modestly improved performance as did generally increased occupancy levels and improved per diem rates achieved on several vessels, partially offset by fewer cruising days in the 1997 period as compared to 1996 for four vessels.


Other Income - Net
------------------

The details of other income are shown in Note G. Aggregate interest and dividends decreased slightly in the 1997 quarter as compared to 1996 because of decreased amounts utilized for interest-bearing deposits and investments, partially offset by slightly higher rates of return for such deposits and investments. Gain on sale of securities approximated $6,100,000 in the first quarter of 1997 compared to approximately $2,900,000 in the corresponding 1996 period. In the first quarter of 1996, disposal of vessels resulted in a gain of approximately $7,500,000 (there were no gains or losses from sales of vessels in the 1997 period). Other income also reflects provisions for losses on investments of approximately $700,000 and $2,900,000 in the 1997 and 1996 quarters, respectively.

Interest Expense
----------------

Interest expense increased in the first quarter of 1997 from the comparable period of 1996 as a result of an increase in the average amount of debt outstanding in the 1997 period compared with 1996, including debt incurred in connection with vessels entering the operating fleet, decreased amounts of interest capitalized in 1997 in connection with vessel construction and increased rates on floating rate debt.
Interest expense reflects $1,400,000 in the 1997 period and $2,000,000 in the 1996 period of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

Provision for Federal Income Taxes
----------------------------------

The provision for federal income taxes in the first quarter of 1997 decreased from the comparable period of 1996 primarily because of the decrease in pretax income, adjusted to reflect items that are not subject to tax and the dividends received deduction.

New Accounting Standard
-----------------------

Financial Accounting Standard No. 128 "Earnings Per Share" is effective for periods ending after December 15, 1997. Earlier application is not permitted. This standard is not expected to have any significant impact on the Company's earnings per share.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------




Liquidity and Sources of Capital
--------------------------------

Working capital at March 31, 1997 was approximately $108,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also has investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $28,000,000 at March 31, 1997.

Net cash provided by operating activities in the first three months of 1997 approximated $30,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has an unsecured long-term credit facility of $500,000,000, of which $450,000,000 was used at March 31, 1997, and an unsecured short-term credit facility of $30,000,000, of which $20,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility.

The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. As of March 31, 1997, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.9% as of March 31, 1997) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating approximately $94,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from 1998 to 2008. The Company uses derivative financial instruments for trading purposes from time to time. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $114,000,000 for such foreign currency from April 1, 1997 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         ---------------------------------------------------




Ratio of Earnings to Fixed Charges
----------------------------------

The ratio of earnings to fixed charges for the three months ended March 31, 1997 was 1.12 and has been computed by dividing the sum of income before federal income taxes and fixed charges by fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial Information
--------------------------------------------------------------------------

The accompanying financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.


   ---------------------------------------------------------------

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------




                               PART II
                               -------


Item 6(a).      Exhibits
---------       --------

See Exhibit Index on page 19.

Item 6(b).      Reports on Form 8-K
---------       -------------------

The registrant was not required to file any report on Form 8-K during the quarter ended March 31, 1997.

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 1997 and the related condensed consolidated statements of income and retained earnings and cash flows for the three month periods ended
March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Overseas Shipholding
Group, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended, not presented herein, and in our report dated February 19, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ERNST & YOUNG LLP



May 12, 1997

                  OVERSEAS SHIPHOLDING GROUP, INC.
                          AND SUBSIDIARIES
                  --------------------------------



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  May 13, 1997              MORTON P. HYMAN
       -----------------         ---------------------------------
                                 Morton P. Hyman
                                 President


Date:  May 13, 1997              ALAN CARUS
       -----------------         ---------------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

                            EXHIBIT INDEX
                           ---------------







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