Form 10-Q
period 1997-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1997-08-14
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       ----------------------

                              FORM 10-Q
                              ---------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               JUNE 30, 1997
               -------------

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

Common Shares outstanding as of August 11, 1997 - 36,503,991

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
           -----------------------------------------------

                                            JUNE             DECEMBER
                                            30, 1997         31, 1996 (A)
                                          --------------     ------------
                                           (UNAUDITED)
                               ASSETS
                               -------
Current Assets:
--------------
 Cash, including interest-bearing deposits
   of $118,697,000 and $103,338,000       $  122,290,000    $  109,120,000
 Receivables                                  32,008,000        31,197,000
 Prepaid expenses                             27,787,000        28,227,000
                                          --------------    --------------
   Total Current Assets                      182,085,000       168,544,000

Investments in Marketable Securities          31,672,000        15,337,000
Capital Construction and Restricted Funds    160,608,000       145,350,000
Vessels, at cost, less accumulated
   depreciation of $573,605,000 and
   $555,846,000 - Note F                   1,292,701,000     1,214,401,000
Vessels Under Capital Leases, less
   accumulated amortization of
   $108,901,000 and $104,963,000              75,478,000        79,416,000
Investment in Cruise Business -
   Notes B and H                             239,121,000       239,255,000
Investments in Bulk Shipping Joint
   Ventures - Note C                          93,592,000        91,399,000
Other Assets                                  83,226,000        83,599,000
                                          --------------    --------------
                                          $2,158,483,000    $2,037,301,000
                                          ==============    ==============
                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
-------------------
 Accounts payable                         $    4,132,000    $    4,878,000
 Sundry liabilities and accrued
    expenses                                  50,909,000        35,373,000
                                          --------------    --------------
                                              55,041,000        40,251,000
 Current installments of long-term
    debt - Note F                             23,031,000        18,723,000
 Current obligations under capital
    leases                                     7,574,000         7,236,000
                                          --------------    --------------
   Total Current Liabilities                  85,646,000        66,210,000

Advance Time Charter Revenues                  5,449,000         7,694,000
Long-term Debt - Note F                    1,092,732,000       985,032,000
Obligations Under Capital Leases             104,498,000       108,443,000
Minority Interest                                                1,457,000

Deferred Federal Income Taxes
   ($98,391,000 and $94,803,000)
   and Deferred Credits - Note E             102,568,000        99,027,000

Shareholders' Equity - Notes E
   and I:
 Common Stock, par value
   $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 shares                 39,591,000        39,591,000
 Paid-in Additional Capital                   94,047,000        93,725,000
 Retained Earnings                           680,801,000       687,981,000
                                          --------------    --------------
                                             814,439,000       821,297,000
 Less - cost of Treasury Stock -
   3,234,948 and 3,355,390 shares             47,616,000        49,210,000
                                          --------------    --------------
                                             766,823,000       772,087,000
 Net unrealized gain/(loss) on
   marketable securities                         767,000       ( 2,649,000)
                                          --------------    --------------
     Total Shareholders' Equity              767,590,000       769,438,000
 Subsequent Event and Other
   Comments - Notes H and I
                                          --------------    --------------
                                          $2,158,483,000    $2,037,301,000
                                          ==============    ==============

(A) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                               (UNAUDITED)
----------------------------------------------------------------------------
                            THREE MONTHS ENDED        SIX MONTHS ENDED
                       --------------------------  --------------------------
                          JUNE          JUNE         JUNE              JUNE
                          30, 1997      30, 1996     30, 1997      30, 1996
                       ------------- ------------  ------------  ------------
Shipping Revenues:
  Revenue from voyages $121,620,000  $114,432,000  $248,401,000  $238,753,000
  Income attributable
    to bulk shipping
    joint ventures -
    Note C                1,181,000     1,393,000     2,193,000     2,937,000
                       ------------  ------------  ------------  ------------
                        122,801,000   115,825,000   250,594,000   241,690,000
                       ------------  ------------  ------------  ------------
Shipping Expenses:
  Vessel and voyage -
    Note D               73,339,000    75,168,000   151,887,000   152,926,000
  Depreciation of
    vessels and
    amortization of
    capital leases       20,033,000    17,298,000    39,701,000    35,452,000
  Agency fees - Note D    8,954,000     8,386,000    17,798,000    16,869,000
  General and
    administrative        2,156,000     1,356,000     5,285,000     4,348,000
                       ------------  ------------  ------------  ------------
                        104,482,000   102,208,000   214,671,000   209,595,000
                       ------------  ------------  ------------  ------------
Income from Vessel
  Operations             18,319,000    13,617,000    35,923,000    32,095,000
Equity in Results of
  Celebrity Cruise
  Lines Inc.- Note B      1,293,000       496,000      (179,000)  ( 2,211,000)
Other Income (net) -
  Note G                 11,805,000     7,704,000    19,576,000    17,938,000
                       ------------  ------------  ------------  ------------
                         31,417,000    21,817,000    55,320,000    47,822,000
Interest Expense         21,567,000    17,366,000    41,383,000    33,777,000
                       ------------  ------------  ------------  ------------

Income before Federal
  income taxes            9,850,000     4,451,000    13,937,000    14,045,000

Provision for Federal
  income taxes, reflecting
  deferred provision of
  $2,760,000, $1,350,000,
  $4,800,000 and
  $5,400,000 - Note E     2,760,000     1,350,000     4,800,000     5,600,000
                       ------------  ------------  ------------  ------------

Net Income                7,090,000     3,101,000     9,137,000     8,445,000
Retained Earnings at
  beginning of period   684,590,000   707,130,000   687,981,000   707,220,000
                       ------------  ------------  ------------  ------------
                        691,680,000   710,231,000   697,118,000   715,665,000
Cash Dividends Declared  10,879,000    10,871,000    16,317,000    16,305,000
                       ------------  ------------  ------------  ------------
Retained Earnings at
  end of period        $680,801,000  $699,360,000  $680,801,000  $699,360,000
                       ============  ============  ============  ============

Per Share Amounts -
  Note I:

Net income                  $.19           $.08           $.25          $.23
                            ====           ====          =====          ====
Cash dividends declared*    $.30           $.30           $.45          $.45
                            ====           ====          =====          ====

*Includes $.15 (1997 and 1996) per share for the third quarter.




                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                            (UNAUDITED)
    ------------------------------------------------------------


                                               JUNE            JUNE
                                              30, 1997        30, 1996
                                             -----------     ------------

Net cash provided by Operating Activities    $ 41,350,000    $ 32,958,000
                                             -----------     ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities         ( 69,229,000)    ( 4,409,000)
  Proceeds from sales of marketable
    securities                                 58,857,000       7,356,000
  Proceeds from disposal of other
    investments                                                 1,472,000
  Purchase of minority interest              (  5,102,000)
  Additions to vessels                       ( 75,673,000)(a) (40,467,000)
  Proceeds from disposal of vessels             1,409,000      58,136,000
  Other - net                                    (125,000)         13,000
                                             ------------    ------------
    Net cash (used in)/provided by
      investing activities                    (89,863,000)     22,101,000
                                             ------------    ------------

Cash Flows from Financing Activities:
  Issuance of long-term debt                   90,000,000 (a)
  Payments on long-term debt and
    obligations under capital leases         ( 19,599,000)    (88,051,000)
  Cash dividends paid                        ( 10,878,000)    (10,870,000)
  Other - net                                   2,160,000         528,000
                                             ------------    ------------
    Net cash provided by/(used in)
      financing activities                     61,683,000     (98,393,000)
                                             ------------    ------------
Net Increase/(decrease) in Cash                13,170,000     (43,334,000)
Cash, including interest-bearing
  deposits, at beginning of period            109,120,000     160,578,000
                                             ------------    ------------
Cash, including interest-bearing
  deposits, at end of period                 $122,290,000    $117,244,000
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

The statements as of June 30, 1997 and for the three month and six month periods ended June 30, 1997 and June 30, 1996 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          --------------------------------
                                               JUNE          DECEMBER
                                             30, 1997        31, 1996
                                          --------------  ---------------
Current Assets                            $   33,386,000  $   35,237,000
Vessels, net                               1,094,007,000   1,013,415,000
Investment in Cruise Business                239,121,000     239,255,000
Other Assets                                 117,052,000     113,798,000
                                          --------------  --------------
                                           1,483,566,000   1,401,705,000
                                          --------------  --------------
Current Installments of
  Long-term Debt, including inter-
  company of $35,800,000 in
  1997 and 1996                               45,930,000      41,882,000
Other Current Liabilities                     20,626,000      12,842,000
                                          --------------  --------------
Total Current Liabilities                     66,556,000      54,724,000
Long-term Debt, including
  intercompany of $125,300,000
  and $143,200,000, and Deferred
  Credits, etc.                              392,653,000     334,467,000
                                          --------------  --------------
                                             459,209,000     389,191,000
                                          --------------  --------------
Net Assets                                $1,024,357,000  $1,012,514,000
                                          ==============  ==============






                   (See Notes on Following Pages)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Cruise Business:

See Note H regarding the disposal of the Company's interest in Celebrity Cruise Lines Inc. ("CCLI") subsequent to June 30, 1997. A condensed summary of the assets and liabilities of CCLI, and the results of its operations follows:

                                                   AS OF
                                        -------------------------------
                                            JUNE          DECEMBER
                                          30, 1997        31, 1996
                                        --------------  --------------
Current assets                          $  134,175,000  $  114,084,000
Vessels, net                             1,326,357,000   1,340,033,000
Other assets                                28,610,000      30,878,000
                                        --------------  --------------
                                         1,489,142,000   1,484,995,000
                                        --------------  --------------
Current installments of
  long-term debt                            89,732,000      99,639,000
Other current liabilities                  158,789,000     114,121,000
                                        --------------  --------------
Total current liabilities                  248,521,000     213,760,000
Long-term debt                             755,478,000     785,749,000
                                        --------------  --------------
                                         1,003,999,000     999,509,000
                                        --------------  --------------
Net assets (principally capital
  contributions)                        $  485,143,000  $  485,486,000
                                        ==============  ==============

                       THREE MONTHS ENDED         SIX MONTHS ENDED
                            JUNE 30,                  JUNE 30,
                        1997       1996           1997           1996
                    ----------- -----------   ------------  ------------
Revenue            $136,548,000 $101,900,000  $265,921,000   $196,461,000
Costs and expenses  133,907,000  100,869,000   266,264,000    200,935,000
                    ----------- ------------  ------------   ------------
Net income/(loss)  $  2,641,000 $  1,031,000 ($    343,000) ($  4,474,000)
                   ============ ============  ============= =============

The Company's equity in the results of CCLI for each of the periods is before interest expense of approximately $4,100,000 (three months ended June 30, 1997), $3,900,000 (three months ended June 30, 1996), $8,100,000 (six months ended June 30, 1997) and $7,800,000 (six months ended June 30, 1996) estimated to have been incurred by the Company in connection with the funding of its investment in CCLI. These amounts were calculated based on the Company's average interest rates during the respective periods.

As of June 30, 1997, CCLI has a commitment (which is nonrecourse to OSG) with an approximate aggregate unpaid cost of $335,000,000 for the construction of one cruise ship scheduled for delivery in late 1997.
The unpaid cost is net of $35,000,000 of progress payments (all paid prior to July 1, 1997). Long-term financing arrangements exist for substantially all of the unpaid cost of this ship. Approximately 48% of the unpaid cost is denominated in German marks, substantially all of which is covered by forward or option contracts; this includes approximately 14% of the unpaid cost hedged by option contracts that terminate in the event that the exchange rate of the German mark to the dollar falls below certain levels.



                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note C - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:

                                                        AS OF
                                             --------------------------
                                             JUNE         DECEMBER
                                             30, 1997     31, 1996
                                             -----------  ------------
Cash ($33,120,000 and $20,337,000) and
  other current assets (including
  $5,256,000 and $8,196,000 due
  from owners)                               $ 43,064,000 $ 35,690,000
Vessels, net                                  211,765,000  150,108,000
Other assets (including $965,000
  and $2,257,000 due from owners)               2,360,000    4,411,000
                                             -----------  ------------
                                              257,189,000  190,209,000
                                             ------------ ------------
Current installments of long-term debt          7,500,000
Other current liabilities                       7,130,000    4,535,000
                                             ------------ ------------
                                               14,630,000    4,535,000
Long-term debt                                 52,500,000
                                             ------------ ------------
                                               67,130,000    4,535,000
                                             ------------ ------------
Net assets (principally undistributed
  net earnings)                              $190,059,000 $185,674,000
                                             ===========  ============


                         THREE MONTHS ENDED         SIX MONTHS ENDED
                               JUNE 30,                   JUNE 30,
                      ------------------------    -------------------------
                          1997        1996          1997        1996
                          ----        ----          ----        ----
Revenue, primarily from
  voyages (including
  $10,456,000,
  $7,653,000,
  $18,545,000 and
  $15,405,000 from
  vessels chartered
  to owners)          $13,193,000   $10,882,000 $25,050,000  $21,583,000
Costs and expenses     10,816,000    8,111,000   20,665,000   16,090,000
                      -----------  -----------  -----------  -----------
Net income            $ 2,377,000  $ 2,771,000  $ 4,385,000  $ 5,493,000
                      ===========  ===========  ===========  ===========

                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,566,000 (three months ended June 30, 1997), $1,504,000 (three months ended June 30, 1996), $3,090,000 (six months ended June 30, 1997) and $3,179,000 (six months ended June 30, 1996) of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year is limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $1,110,000 for 1997). Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI, are subject to U.S. income taxation currently; post-
1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.
Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $7,318,000 (three months ended June 30, 1997), $8,205,000 (three months ended June 30, 1996), $11,065,000 (six months ended June 30, 1997) and $24,995,000 (six months ended June 30,
1996), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

Federal income taxes paid (which related to a prior period) amounted to $200,000 in the six months ended June 30, 1997. No payments of Federal income taxes were required or made during the six month period ended June 30, 1996.

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

covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of June 30, 1997 to $19,700,000.

As of June 30, 1997, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.9% as of June 30, 1997) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various financial institutions covering notional amounts aggregating approximately $92,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from 1998 to 2008.

Approximately 13% of the net book amount of the Company's vessels, representing three foreign flag and nine U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $40,203,000 (six months ended June 30, 1997) and $34,220,000 (six months ended June 30, 1996), excluding capitalized interest.

Note G - Other Income - net:

  Other income - net consists of the following:

                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                 JUNE 30,                 JUNE  30,
                         -----------------------  --------------------------
                             1997        1996          1997        1996
                             ----        ----          ----        ----
Investment income:
  Interest and dividends $ 2,142,000 $2,161,000    $ 4,292,000  $ 4,425,000
  Gain on sale of
   securities              9,476,000  5,834,000     15,565,000    8,752,000
  Provision for loss
   on investments                                     (714,000)  (2,857,000)
                         ----------  ----------   -----------   -----------
                          11,618,000  7,995,000     19,143,000   10,320,000
Gain/(loss) on disposal
  of vessels                 145,000   (628,000)       145,000    6,895,000
Foreign currency
  exchange gain                         162,000                     218,000
Minority interest                       283,000                     802,000
Miscellaneous - net           42,000   (108,000)       288,000     (297,000)
                         ----------  ----------   ------------  -----------
                         $11,805,000 $7,704,000    $19,576,000  $17,938,000
                         =========== ==========   ============  ===========

                    (See Notes on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         ---------------------------------------------------

Notes to Unaudited Condensed Financial Statements


Note H - Subsequent Event:

On July 30, 1997, the Company exchanged its 49% ownership interest in CCLI (see Note B) for approximately $120,000,000 in cash and 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock, representing approximately 5% of RCCL's outstanding common shares. The Company will recognize a net after-tax gain on the exchange of approximately $12,000,000 in the third quarter of 1997. The cash received was used to reduce amounts outstanding under the Company's Revolving Credit Agreement.

Note I - Other Comments:

1. Net income per share is based on the weighted average number of common shares outstanding during each period, 36,280,000 shares (three months ended June 30, 1997), 36,234,000 shares (three months ended June 30,
1996), 36,265,000 shares (six months ended June 30, 1997) and
36,233,000 shares (six months ended June 30, 1996).

Stock options have not been included in the computation of net income per share since their effect thereon would not be material.

2. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $111,000,000 for such foreign currency from July 1, 1997 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 OPERATIONS AND FINANCIAL CONDITION
               --------------------------------------


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

Rates in the international crude tanker market, on average, were higher in the first half of 1997 than rates prevailing both in the comparable period of 1996 and in the latter part of 1996, particularly for Aframaxes (80,000 to 120,000 dwt) in the Caribbean market (the
Company's primary Aframax trading area). However, late in the second quarter and early in the third quarter of 1997, Caribbean Aframax spot rates declined significantly from their March/April highs of approximately $40,000 per day to below $20,000 per day in July, basically the average spot rate prevailing during the first half of 1996. VLCC (over 200,000 dwt) rates continued to rise in the early part of 1997's third quarter, reaching a level of over $45,000 per day. Rates for Suezmaxes (120,000 to 160,000) and product tankers were not significantly different than comparable year ago periods through the first half and early third quarter of 1997. Dry bulk rates remained at low levels throughout the first half and early third quarter of 1997, although somewhat improved from late 1996.

The Company's Aframax tanker pool with PDV Marina - the marine transportation subsidiary of the Venezuelan state oil company - which covers all 20 Aframaxes (ten OSG vessels) of both parties, continues to demonstrate improved earnings for pool vessels due to enhanced opportunities for backhaul cargoes and reduced idle time.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------


Income From Vessel Operations (continued)
-----------------------------

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in the first and second quarters of 1997 and 1996 based on the published reports of one well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely at any point based on factors such as the age, condition and position of a
particular vessel.   Accordingly, the rates shown are not necessarily
indicative of rates achieved by the Company's vessels during any of the periods.

                                   1997                 1996
                             -----------------    -----------------
                             First     Second     First    Second
Tankers                      Quarter   Quarter    Quarter  Quarter
-------                      -------   -------    -------  -------
Modern VLCCs                 $29,800   $31,500    $28,900  $25,600
Suezmaxes (W. Africa-U.S.)    21,500    21,100     20,000   20,200
Aframaxes (Caribbean Market)  24,700    27,700     20,800   20,500
Product Carriers              17,800    14,000     15,200   13,700

Dry Bulk Carriers
-----------------
Capesize (over 100,000 dwt)   15,000    14,300     12,400   12,200
Panamaxes (50 - 80,000 dwt)    9,700     8,100      9,000    8,700


Income from vessel operations for the second quarter and first half of 1997 increased by approximately $4,700,000 and $3,800,000, respectively, from the results for the corresponding periods of 1996.  These increases reflect improvement in income from U.S. flag operations of $2,400,000 (second quarter of 1997 compared to 1996) and $7,200,000
(first half of 1997 compared to 1996), primarily as a result of increased utilization of the Company's U.S. flag tanker fleet, following the commencement in 1996 of long-term employment for six of
OSG's U.S. flag tankers in the Alaska trade. Operating days for the
U.S. flag crude tanker fleet increased to 650 days in the second
quarter of 1997 and 1,350 days in the first half of 1997 from   550
days and 1,100 days, respectively, in the comparable periods of 1996, net of the effect of an increase in the number of drydock days in both
1997 periods compared to 1996. Since late December 1996, the Company's U.S. flag car carrier receives $175,000 per month under the U.S.
Maritime Security Program, which continues through 2005, subject to annual Congressional appropriations. Income from foreign flag vessel operations improved $2,300,000 in the second quarter of 1997 compared to the second quarter of 1996. These results reflect the positive operating contribution of vessels delivered in late 1996 and the first quarter of 1997 as the Company's most recent newbuilding program was completed. Also, earnings of the Company's Aframax fleet improved substantially in the second quarter of 1997 compared to the 1996 second quarter. This was partially offset by a decline in rates earned by vessels that were in the Company's dry cargo fleet in both of those periods. Income from foreign flag vessel operations decreased
$3,400,000 in the first half of 1997 compared to 1996, primarily as a result of the decline in rates earned by the Company's dry cargo vessels, partially offset by the contribution from the newbuilding deliveries referred to above (but see Interest Expense below).

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         ---------------------------------------------------

Equity in Results of Celebrity Cruise Lines Inc. ("CCLI")
---------------------------------------------------------

On July 30, 1997, the Company exchanged its 49% ownership interest in CCLI for approximately $120,000,000 in cash and 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock, representing approximately 5% of RCCL's outstanding common shares. The Company will recognize a net after-tax gain on the exchange of approximately $12,000,000 in the third quarter of 1997. The Company will account for its ownership of RCCL common stock as an investment in a corporate joint venture, using the equity method of accounting.

The Company's share of CCLI's results was income of $1,293,000 (second quarter of 1997) and $496,000 (second quarter of 1996) and losses of $179,000 (first half of 1997) and $2,211,000 (first half of 1996).
These results reflect ongoing competitive pressures as a number of cruise operators introduced new vessels into the Caribbean market. The vessel Galaxy, which commenced operating in late 1996, contributed to CCLI's improved performance, as did generally increased occupancy levels in the 1997 first quarter and improved per diem rates achieved on several vessels in the second quarter and first half of 1997 compared to 1996.

Other Income-net
----------------

The details of other income are shown in Note G. Aggregate interest and dividends did not materially change in the 1997 periods as compared to 1996. Gains on sale of securities were $9,476,000 (second quarter of 1997), $15,565,000 (first half of 1997), $5,834,000 (second quarter of
1996) and $8,752,000 (first half of 1996). Disposal of vessels resulted in a loss of $628,000 in the second quarter of 1996 and a gain of $6,895,000 in the first half of 1996 (gains or losses from sales of vessels in the 1997 periods were not material). Other income also reflects provisions for losses on investments of approximately $700,000 and $2,900,000 in the 1997 and 1996 six month periods, respectively (none in the second quarter of either year).

Interest Expense
----------------

Interest expense increased in the second quarter and first six months of 1997 from the comparable periods of 1996 as a result of an increase in the average amount of debt outstanding in the 1997 periods compared with 1996, including debt incurred in connection with vessels entering the operating fleet, decreased amounts of interest capitalized in 1997 in connection with vessel construction and increased rates on floating rate debt. Interest expense reflects $1,200,000 (second quarter of 1997), $2,600,000 (first half of 1997), $1,600,000 (second quarter of
1996) and $3,600,000 (first half of 1996) of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Provision for Federal Income Taxes
-----------------------------------

The provision for federal income taxes in the second quarter of 1997 increased from the comparable period of 1996 primarily because of the increase in pretax income, adjusted to reflect items that are not subject to tax and the dividends received deduction. The provision decreased in the 1997 first half from the 1996 half year because of a decrease in the amount subject to tax.

New Accounting Standard
-----------------------

Financial Accounting Standard No. 128 "Earnings Per Share" is effective for periods ending after December 15, 1997. Earlier application is not permitted. This standard is not expected to have any significant impact on the Company's earnings per share.

Liquidity and Sources of Capital
--------------------------------

Working capital at June 30, 1997 was approximately $96,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in restricted funds, with a market value of approximately $32,000,000 at June 30, 1997.

Net cash provided by operating activities in the first half of 1997 approximated $41,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has an unsecured long-term credit facility of $500,000,000, of which $448,000,000 was used at June 30, 1997, and an unsecured short-term credit facility of $30,000,000, of which $26,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. The cash received in the exchange referred to under Equity in Results of Celebrity Cruise Lines Inc. was used to reduce amounts outstanding under the long-term credit facility.

The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. As of June 30, 1997, The Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.9%
as of June 30, 1997) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating approximately $92,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from 1998 to 2008. The Company uses derivative financial instruments for trading purposes from time to time. The Company

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Liquidity and Sources of Capital (continued)
--------------------------------

has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $111,000,000 for such foreign currency from July 1, 1997 through 2004.


-----------------------------------------------------------------------

Ratio of Earnings to Fixed Charges
----------------------------------

The ratio of earnings to fixed charges for the six months ended June 30, 1997 was 1.23 and has been computed by dividing the sum of income before federal income taxes and fixed charges by fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial Information
--------------------------------------------------------------------------

The accompanying financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.


---------------------------------------------------------------------

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------
                               PART II
                               -------


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the Annual Meeting of Stockholders on June 10, 1997 the stockholders elected twelve directors, each for a term of one year, and approved the appointment of Ernst & Young LLP as independent auditors for the year 1997. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. A total of 30,281,668 shares were voted with respect to each of the aforementioned matters, and there were no broker non-votes. The tabulation of the votes cast for each nominee for director was as follows:

                           NUMBER OF SHARES
----------------------------------------------------------------------------
NAME OF NOMINEE                                   WITHHELD AUTHORITY
 FOR DIRECTOR               VOTED FOR                 TO VOTE
----------------------------------------------------------------------------

Raphael Recanati            30,236,817                 44,851
Morton P. Hyman             30,241,397                 40,271
Robert N. Cowen             30,241,737                 39,931
George C. Blake             30,241,737                 39,931
Oudi Recanati               30,241,184                 40,484
Thomas H. Dean              30,236,918                 44,750
Michel Fribourg             30,237,177                 44,491
William L. Frost            30,240,287                 41,381
Ran Hettena                 30,237,227                 44,441
Stanley Komaroff            30,134,469                147,199
Solomon N. Merkin           30,241,082                 40,586
Joel I. Picket              30,240,283                 41,385


The resolution to approve the appointment of Ernst & Young LLP as independent auditors was adopted by a vote of 30,269,158 shares in favor, 4,291 shares against and 8,219 shares abstained.

Item 6(a).      Exhibits
---------       --------

See Exhibit Index on page 19.

Item 6(b).      Reports on Form 8-K
---------       -------------------

The registrant was not required to file any report on Form 8-K during the quarter ended June 30, 1997.

ERNST & YOUNG LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





        INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM
                        FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 1997 and the related condensed consolidated statements of income and retained earnings for the three month and six month periods ended June 30, 1997 and 1996 and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996.
These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Overseas Shipholding
Group, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended, not presented herein, and in our report dated February 19, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ERNST & YOUNG LLP



August 11, 1997

                  OVERSEAS SHIPHOLDING GROUP, INC.
                           AND SUBSIDIARIES
                  --------------------------------



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  August 13, 1997           MORTON P. HYMAN
       -----------------         --------------------------------
                                 Morton P. Hyman
                                 President


Date:  August 13, 1997           ALAN CARUS
       -----------------         --------------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

                            EXHIBIT INDEX
                            -------------







10. Stock Purchase Agreement dated July 2, 1997 by and among Archinav Holdings, Ltd., Overseas Cruiseship, Inc. ("OCI"), Celebrity Cruise Lines, Inc. and Royal Caribbean Cruises Ltd. (filed via EDGAR on August 7, 1997 as Exhibit 7.1 to registrant's and OCI's combined
          Schedule 13D and incorporated herein by reference).

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