Form 10-Q
period 1997-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1997-11-14
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       ----------------------

                              FORM 10-Q
                             ----------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               SEPTEMBER 30, 1997
               ------------------

               OR

               ( ) TRANSITION REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from ------
               to -------

                                             COMMISSION FILE NO.
                                                   1-6479-1
                                             --------------------

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

Common Shares outstanding as of November 10, 1997 - 36,788,280

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
           ------------------------------------------------

                                          SEPTEMBER       DECEMBER
                                          30, 1997       31, 1996 (A)
                                        --------------   ------------
                                         (UNAUDITED)

                               ASSETS
                               ------

Current Assets:
--------------
 Cash, including interest-bearing
   deposits of $105,295,000 and
   $103,338,000                         $  110,337,000   $  109,120,000
 Receivables                                33,648,000       31,197,000
 Prepaid expenses                           25,355,000       28,227,000
                                        --------------   --------------
   Total Current Assets                    169,340,000      168,544,000

Investments in Marketable Securities        26,504,000       15,337,000
Capital Construction Fund                  174,619,000      145,350,000
Vessels, at cost, less accumulated
   depreciation of $443,382,000
   and $555,846,000 and, in 1997,
   Vessels Included in Disposal
   Program, at estimated fair
   value - Notes F and H                 1,240,504,000    1,214,401,000
Vessels Under Capital Leases,
   less accumulated amortization
   of $110,870,000 and $104,963,000         73,509,000       79,416,000
Investment in Cruise Business -
   Note B                                  160,407,000      239,255,000
Investments in Bulk Shipping Joint
   Ventures - Note C                        95,061,000       91,399,000
Other Assets                                86,964,000       83,599,000
                                        --------------   --------------
                                        $2,026,908,000   $2,037,301,000
                                        ==============   ==============
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                       $    4,072,000   $    4,878,000
 Sundry liabilities and accrued
   expenses                                 50,923,000       35,373,000
                                        --------------   --------------
                                            54,995,000       40,251,000
 Current installments of long-term
   debt - Note F                            23,180,000       18,723,000
 Current obligations under capital
    leases                                   7,614,000        7,236,000
                                        --------------   --------------
   Total Current Liabilities                85,789,000       66,210,000

Advance Time Charter Revenues                4,402,000        7,694,000
Long-term Debt - Notes B and F             942,773,000      985,032,000
Obligations Under Capital Leases           104,032,000      108,443,000
Minority Interest                                             1,457,000

Deferred Federal Income Taxes
   ($98,839,000 and $94,803,000)
   and Deferred Credits - Note E           104,855,000       99,027,000

Shareholders' Equity - Notes E and I:
 Common Stock, par value $1 per share:
   Authorized - 60,000,000 shares
   Issued - 39,590,759 shares               39,591,000       39,591,000
 Paid-in Additional Capital                 96,099,000       93,725,000
 Retained Earnings                         685,949,000      687,981,000
                                        --------------   --------------
                                           821,639,000      821,297,000
 Less - cost of Treasury Stock -
   2,808,074 and 3,355,390 shares           41,853,000       49,210,000
                                        --------------   --------------
                                           779,786,000      772,087,000
 Net unrealized gain/(loss) on
   marketable securities                     5,271,000      ( 2,649,000)
                                        --------------   --------------
     Total Shareholders' Equity            785,057,000      769,438,000
Other Comments - Note I
                                        --------------   --------------
                                        $2,026,908,000   $2,037,301,000
                                        ==============   ==============

(A) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
  FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                           SEPTEMBER 30, 1996
                               (UNAUDITED)
----------------------------------------------------------------------

                          THREE MONTHS ENDED            NINE MONTHS ENDED
                      --------------------------    -------------------------
                        SEPTEMBER     SEPTEMBER     SEPTEMBER     SEPTEMBER
                         30, 1997      30, 1996      30, 1997      30, 1996
                      ------------- ------------   ------------  ------------
Shipping Revenues:
  Revenue from voyages $120,933,000  $104,141,000   $369,334,000  $342,894,000
  Income attributable
    to bulk shipping
    joint ventures -
    Note C                  719,000       965,000      2,912,000     3,902,000
                       ------------  ------------   ------------  ------------
                        121,652,000   105,106,000    372,246,000   346,796,000
                       ------------  ------------   ------------  ------------
Shipping Expenses:
  Vessel and voyage -
    Note D               76,922,000    71,614,000    228,809,000   224,540,000
  Depreciation of vessels
    and amortization
    of capital leases    20,771,000    17,595,000     60,472,000    53,047,000
  Agency fees - Note D    8,793,000     8,363,000     26,591,000    25,232,000
  General and
    administrative        2,926,000     1,900,000      8,211,000     6,248,000
                       ------------  ------------   ------------  ------------
                        109,412,000    99,472,000    324,083,000   309,067,000
                       ------------  ------------   ------------  ------------
Income from Vessel
  Operations             12,240,000     5,634,000     48,163,000    37,729,000
Equity in Results of
  Cruise Business -
  Note B                  3,463,000     4,395,000      3,284,000     2,184,000
Other Income (net) -
  Note G                 12,023,000     4,888,000     31,599,000    22,826,000
                       ------------  ------------   ------------  ------------
                         27,726,000    14,917,000     83,046,000    62,739,000
Interest Expense         21,475,000    18,184,000     62,858,000    51,961,000
                       ------------  ------------   ------------  ------------
                          6,251,000   ( 3,267,000)    20,188,000    10,778,000
Gain on sale of
  investment in
  Celebrity Cruise
  Lines Inc. - Note B    21,576,000                   21,576,000
Gain resulting from
  public offering of
  shares by
  Royal Caribbean
  Cruises Ltd. - Note B   7,842,000                    7,842,000
Provision for loss on
  vessel disposal
  program - Note H      (26,536,000)                 (26,536,000)
                       ------------  ------------   ------------  ------------

Income/(loss) before
  Federal income taxes    9,133,000    (3,267,000)    23,070,000    10,778,000

Provision/(credit) for
Federal
  income taxes,
  reflecting deferred
  provision/(credit)
  of $1,510,000,
  ($2,500,000),
  $6,310,000 and
  $2,900,000 - Note E     3,950,000    (2,500,000)     8,750,000     3,100,000
                        -----------   -----------   ------------  ------------

Net Income/(loss)         5,183,000    (  767,000)    14,320,000     7,678,000
Retained Earnings at
  beginning of period   680,801,000   699,360,000    687,981,000   707,220,000
                       ------------  ------------   ------------  ------------
                        685,984,000   698,593,000    702,301,000   714,898,000
Cash Dividends Declared      35,000*                  16,352,000    16,305,000
                       ------------  ------------   ------------  ------------
Retained Earnings at
  end of period        $685,949,000  $698,593,000   $685,949,000  $698,593,000
                       ============  ============   ============  ============

Per Share Amounts -
  Note I:

Net income/(loss)             $.14         ($.02)        $.39        $.21
                              ====          ====         ====         ====
Cash dividends declared                                  $.45        $.45
                                                         ====         ====

*Represents dividends declared in June and paid in August 1997, not accrued at June 30, 1997, on shares issued in July 1997 upon exercise of stock options.



                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                               (UNAUDITED)
 -------------------------------------------------------------------


                                              SEPTEMBER       SEPTEMBER
                                              30, 1997        30, 1996
                                             -----------     ------------

Net cash provided by Operating Activities    $ 60,361,000     $ 48,452,000
                                             ------------     ------------

Cash Flows from Investing Activities:
  Proceeds from sale of investment in
    Celebrity Cruise Lines Inc.               120,050,000
  Purchases of marketable securities         (100,959,000)     ( 4,566,000)
  Proceeds from sales of marketable
    securities                                 93,959,000       10,526,000
  Proceeds from disposal of other
    investments                                                  1,385,000
  Purchase of minority interest              (  5,102,000)
  Purchase of vessels under capital leases                    ( 20,213,000)
  Additions to vessels                       ( 80,348,000)(a) (104,907,000)
  Proceeds from disposal of vessels             4,612,000       58,136,000
  Other - net                                (  5,653,000)    (  3,570,000)
                                             ------------     ------------
    Net cash provided by/(used in)
      investing activities                     26,559,000     ( 63,209,000)
                                             ------------     ------------

Cash Flows from Financing Activities:
  Issuance of long-term debt                      (a)           31,753,000
  Payments on long-term debt and
    obligations under capital leases         ( 77,916,000)    (41,444,000)
  Cash dividends paid                        ( 16,352,000)    (16,305,000)
  Issuance of common stock upon exercise
    of stock options                            8,291,000
  Other - net                                     274,000         529,000
                                             ------------    ------------
    Net cash (used in)
      financing activities                   ( 85,703,000)    (25,467,000)
                                             ------------    ------------
Net Increase/(decrease) in Cash                 1,217,000     (40,224,000)
Cash, including interest-bearing
  deposits, at beginning of period            109,120,000     160,578,000
                                             ------------    ------------
Cash, including interest-bearing
  deposits, at end of period                 $110,337,000    $120,354,000
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

The statements as of September 30, 1997 and for the three month and nine month periods ended September 30, 1997 and September 30, 1996 are unaudited. In the opinion of the Company all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          --------------------------------
                                             SEPTEMBER       DECEMBER
                                             30, 1997        31, 1996
                                          --------------  ---------------
Current Assets                            $   32,680,000  $   35,237,000
Vessels, net and Vessels Included
  in Disposal Program                      1,061,824,000   1,013,415,000
Investment in Cruise Business                160,407,000     239,255,000
Other Assets                                 119,680,000     113,798,000
                                          --------------  --------------
                                           1,374,591,000   1,401,705,000
                                          --------------  --------------
Current Installments of
  Long-term Debt, including inter-
  company of $35,800,000 in
  1997 and 1996                               46,007,000      41,882,000
Other Current Liabilities                     21,701,000      12,842,000
                                          --------------  --------------
Total Current Liabilities                     67,708,000      54,724,000
Long-term Debt, including
  intercompany of $116,350,000
  and $143,200,000, and Deferred
  Credits, etc.                              372,228,000     334,467,000
                                          --------------  --------------
                                             439,936,000     389,191,000
                                          --------------  --------------
Net Assets                                $  934,655,000  $1,012,514,000
                                          ==============  ==============






                   (See Notes on Following Pages)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Cruise Business:

In July 1997, the Company sold its 49% ownership interest in Celebrity Cruise Lines Inc. ("CCLI") for approximately $120,000,000 in cash (which was used to reduce the Company's then outstanding total long-term indebtedness of approximately $1,170,000,000) and 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock, representing approximately 5% of RCCL's outstanding common shares.
The Company recognized a gain on the sale of $21,576,000 ($12,100,000 after tax, including approximately $2,000,000 of tax on previously untaxed CCLI earnings).

The Company accounts for its ownership of RCCL common stock as an investment in a corporate joint venture, using the equity method of accounting. The excess (approximately $75,000,000) of the cost of such investment over the Company's proportionate share of the underlying net assets of RCCL as of the transaction date is being amortized over 40 years using the straight-line method.

In September 1997, RCCL sold approximately 9,354,000 shares in a public offering at a net price per share which was substantially above RCCL's book value per share after giving effect to the offering.
Accordingly, the Company recognized a gain of $7,842,000 ($5,100,000 after tax) representing an increase in its share of RCCL's shareholders' equity.

The Company's Equity in Results of Cruise Business reflects its share of the results of CCLI through June 30, 1997 and of RCCL thereafter.
These results are as follows:

                         CCLI          RCCL                CCLI
                    ------------   ------------ --------------------------
                                   THREE MONTHS THREE MONTHS  NINE MONTHS
                     SIX MONTHS    ENDED        ENDED         ENDED
                     ENDED JUNE    SEPTEMBER    SEPTEMBER     SEPTEMBER
                     30, 1997      30, 1997     30, 1996      30, 1996
                    -------------  ------------ ------------  ------------
Revenue              $265,921,000  $612,542,000 $120,860,000  $317,321,000
Costs and expenses    266,264,000   536,611,000  111,870,000   312,805,000
                    -------------  ------------ ------------  ------------
Net income/(loss)   ($    343,000) $ 75,931,000 $  8,990,000  $  4,516,000
                    =============  ============ ============  ============







                    (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note C - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:

                                                        AS OF
                                             --------------------------
                                             SEPTEMBER    DECEMBER
                                             30, 1997     31, 1996
                                             -----------  ------------
Cash ($33,152,000 and $20,337,000) and
  other current assets (including
  $4,379,000 and $8,196,000 due
  from owners)                               $ 42,444,000 $ 35,690,000
Vessels, net                                  208,783,000  150,108,000
Other assets (including $395,000
  and $2,257,000 due from owners)               3,486,000    4,411,000
                                             -----------  ------------
                                              254,713,000  190,209,000
                                             ------------ ------------
Current installments of long-term debt          7,500,000
Other current liabilities                       5,507,000    4,535,000
                                             ------------ ------------
                                               13,007,000    4,535,000
Long-term debt                                 48,750,000
                                             ------------ ------------
                                               61,757,000    4,535,000
                                             ------------ ------------

Net assets (principally undistributed
  net earnings)                              $192,956,000 $185,674,000
                                             ============ ============


                         THREE MONTHS ENDED         NINE MONTHS ENDED
                            SEPTEMBER 30,             SEPTEMBER 30,
                      ------------------------  -------------------------
                          1997        1996          1997        1996
                          ----        ----          ----        ----
Revenue, primarily from
  voyages (including
  $8,765,000,
  $7,230,000,
  $27,310,000 and
  $22,635,000 from
  vessels chartered
  to owners)          $12,396,000   $10,286,000 $37,446,000  $31,869,000
Costs and expenses     10,999,000    8,101,000   31,664,000   24,191,000
                      -----------  -----------  -----------  -----------
Net income            $ 1,397,000  $ 2,185,000  $ 5,782,000  $ 7,678,000
                      ==========   ===========  ===========  ===========


                   (See Notes on Following Pages)
[FN]

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,468,000 (three months ended September 30, 1997), $1,274,000 (three months ended September 30, 1996), $4,558,000 (nine months ended September 30, 1997) and $4,453,000 (nine months ended September 30, 1996) of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year is limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $1,110,000 for 1997). Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies, other than CCLI and RCCL, are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S.
parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $30,498,000 (three months ended September 30, 1997), $4,270,000 (three months ended September 30, 1996), $41,563,000
(nine months ended September 30, 1997) and $29,265,000 (nine months ended September 30, 1996), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

Federal income taxes paid ($263,000 of which related to a prior period) amounted to $563,000 in the nine months ended September 30, 1997. No payments of federal income taxes were required or made during the nine month period ended September 30, 1996. The provisions for federal income taxes in the three months and nine months ended September 30, 1997 include $1,440,000, representing the tax benefits arising from the exercise of stock options, credited to Paid-in Additional Capital.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of secured debt

                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt (continued)

and total borrowings, and acceleration of payment under certain circumstances, including if any of the minimum consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of September 30, 1997 to $28,600,000.

As of September 30, 1997, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.8% as of September 30, 1997) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various financial institutions covering notional amounts aggregating approximately $87,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from 1998 to 2008.

Approximately 13% of the net book amount of the Company's vessels, representing three foreign flag and nine U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $58,736,000 (nine months ended September 30,
1997) and $49,896,000 (nine months ended September 30, 1996), excluding capitalized interest.

Note G - Other Income - net:

  Other income - net consists of the following:

                           THREE MONTHS ENDED         NINE MONTHS ENDED
                             SEPTEMBER 30,              SEPTEMBER 30,
                         -----------------------  --------------------------
                             1997        1996          1997        1996
                             ----        ----          ----        ----
Investment income:
  Interest and dividends $ 2,326,000 $2,744,000    $ 6,618,000  $ 7,169,000
  Gain on sale of
   securities             10,195,000  3,150,000     25,760,000   11,902,000
  Provision for loss
   on investments                                     (714,000)  (2,857,000)
                          ----------  ---------    -----------   ----------
                          12,521,000  5,894,000     31,664,000   16,214,000
Gain/(loss) on disposal
  of vessels                (733,000)                 (588,000)   6,895,000
Foreign currency
  exchange gain/(loss)                 ( 99,000)                    119,000
Minority interest                      ( 68,000)                    734,000
Miscellaneous - net          235,000   (839,000)       523,000   (1,136,000)
                         ----------- ----------    -----------   -----------
                         $12,023,000 $4,888,000    $31,599,000  $22,826,000
                         =========== ==========    ============  ===========

                    (See Notes on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note H - Vessel Disposal Program:

The Company has announced a program for the disposal of its ten older and less competitive dry cargo vessels, including one vessel sold in the third quarter of 1997. The vessel disposal program is scheduled for completion during 1998. For the nine months ended September 30, 1997, the vessels held for disposal incurred a pre-tax loss of approximately $12,800,000, including a charge for allocated interest of $6,600,000 based on the estimated fair value of the vessels. The Company intends to use the net proceeds from the disposal program, estimated at approximately $140,000,000, to reduce outstanding debt. In the third quarter of 1997, the Company established a reserve of $26,536,000 ($17,200,000 after tax) for the reduction of the carrying amount (approximately $163,000,000) of the ten vessels held for disposal to their estimated fair value (less disposal costs), including the loss, $4,836,000 ($3,100,000 after tax), on the one vessel sold in the quarter and for costs in connection with the elimination of related overhead.


Note I - Other Comments:

1. Net income/(loss) per share is based on the weighted average number of common shares outstanding during each period: 36,547,000 shares (three months ended September 30, 1997), 36,234,000 shares (three months ended September 30, 1996), 36,360,000 shares (nine months ended September 30,
1997) and 36,233,000 shares (nine months ended September 30, 1996).

Stock options have not been included in the computation of net income/(loss) per share since their effect thereon would either be antidilutive or not be material.

2. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $107,000,000 for such foreign currency from October 1, 1997 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 OPERATIONS AND FINANCIAL CONDITION
                 -----------------------------------


Significant Events
------------------

There were two events in the third quarter of 1997 that had a significant impact on the Company's results for that period and the Company's future operations.

In July 1997, the Company sold its 49% ownership interest in Celebrity Cruise Lines Inc. ("CCLI") for approximately $120,000,000 in cash and 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock, representing approximately 5% of RCCL's outstanding common shares. The Company recognized a gain on the sale of $21,576,000 ($12,100,000 after tax). The cash portion of the proceeds was used to repay indebtedness. The Company accounts for its ownership of RCCL common stock as an investment in a corporate joint venture, using the equity method of accounting. The Company recognized a further gain of $7,842,000 ($5,100,000 after tax), representing an increase in the carrying amount of its investment in RCCL by reason of the increase in its share of RCCL's shareholders' equity after RCCL's public offering of additional common stock. The realization of interest savings resulting from the aforementioned repayment of indebtedness commenced in the third quarter of 1997.

The Company has announced a program for the disposal of its ten older and less competitive dry cargo vessels, including one vessel sold in the third quarter of 1997. The vessel disposal program is scheduled for completion during 1998. For the nine months ended September 30, 1997, the vessels held for disposal incurred a pre-tax loss of $12,800,000, including a charge for allocated interest of $6,600,000 based on the estimated fair value of the vessels. The Company intends to use the net proceeds from the disposal program, estimated at approximately $140,000,000, to reduce outstanding debt. In the third quarter of 1997, the Company established a reserve of $26,536,000 ($17,200,000 after tax) for the reduction of the carrying amount (approximately $163,000,000) of the ten vessels held for disposal to their estimated fair value (less disposal costs), including the loss, $4,836,000 ($3,100,000 after tax), on the one vessel sold in the quarter and for costs in connection with the elimination of related overhead.

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

Rates in the international crude tanker market, on average, were higher in the first nine months of 1997 than rates prevailing in the comparable period of 1996, particularly for VLCCs (over 200,000 dwt) and Aframaxes (80,000 to 120,000 dwt) in the Caribbean market (the Company's primary Aframax trading area). VLCC rates continued to rise throughout the first nine months of 1997 and reached levels above $50,000 per day for modern double-hulled tonnage by early November 1997. The Company has four modern double-hulled VLCC's completing charters in November and December of 1997 that would benefit if these rate levels are maintained, although some of the benefit would not affect results until the first quarter of 1998 due to the timing of voyage terminations.
Late in the second quarter and early in the third quarter of 1997, Caribbean Aframax spot rates declined significantly from their earlier highs of approximately $40,000 per day to below $20,000 per day in July. Thereafter, Aframax spot rates remained comparatively low until early in the fourth quarter when such rates began rising and reached approximately $30,000 per day before returning to the $22,000 to $24,000 per day range as the fourth quarter progressed. Rates for Suezmaxes (120,000 to 160,000 dwt) were not significantly different than comparable year ago periods through the first three quarters and early fourth quarter of 1997. Rates for product tankers for the first nine months of 1997 were comparable to the 1996 period, but were lower early in the fourth quarter of 1997 than in late 1996. Dry bulk rates remained at low levels throughout the first nine months of 1997, although somewhat improved from late 1996, particularly for new
Capesize (160,000 dwt) vessels.

The Company's Aframax tanker pool with PDV Marina - the marine transportation subsidiary of the Venezuelan state oil company - which covers all 20 Aframaxes (ten OSG vessels) of both parties, continues to demonstrate improved earnings for pool vessels as a result of enhanced opportunities for backhaul cargoes and reduced idle time.

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in the first half and third quarter of both 1997 and 1996 based on the published reports of one well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a
particular vessel.   Accordingly, the rates shown are not necessarily
indicative of rates achieved by the Company's vessels during any of the periods.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Income From Vessel Operations (continued)
-----------------------------


                                   1997                 1996
                             -----------------    ----------------
                              First    Third       First   Third
Tankers                       Half     Quarter     Half    Quarter
-------                      -------   -------    -------   -------
Modern VLCCs                 $30,600   $37,500    $27,300  $29,600
Suezmaxes (W. Africa-U.S.)    21,300    19,800     19,900   18,700
Aframaxes (Caribbean Market)  26,200    16,400     20,600   14,700
Product Carriers              15,900     9,500     14,400   10,700

Dry Bulk Carriers
-----------------
Capesize (over 100,000 dwt)   14,700    15,100     12,300    9,900
Panamaxes (50 - 80,000 dwt)    8,900     7,800      8,800    5,400

Income from vessel operations for the three months and nine months ended
September 30, 1997 increased by approximately $6,600,000 and $10,400,000, respectively, from the comparable periods of 1996. U.S.
flag vessel operations improved by $800,000 in the third quarter of 1997 compared to 1996 and by $8,000,000 in the nine months ended
September 30, 1997 compared to the corresponding 1996 period. These increases resulted from increased utilization of the Company's U.S.
flag tanker fleet, following commencement in 1996 of long-term employment for six of OSG's U.S. flag tankers in the Alaska trade.
Operating days for the U.S. flag crude tanker fleet increased to 650 days in the third quarter of 1997 and 2,000 in the first nine months of 1997 from 600 days and 1,700 days, respectively, in the comparable periods of 1996. The effect of an increased number of drydock days in the first nine months of 1997 is also reflected. Since late December
1996, the Company's U.S. flag car carrier receives $175,000 per month under the U.S. Maritime Security Program, which continues through 2005, subject to annual Congressional appropriations. The Company's U.S.
flag dry bulk carriers had improved operating results in both 1997 periods compared to 1996. Income from foreign flag vessel operations improved by $5,800,000 and $2,400,000 in the 1997 three month and nine month periods as compared to the respective 1996 periods. These results reflect the positive operating contribution of vessels delivered in late 1996 and the first quarter of 1997 as the Company's most recent newbuilding program was completed (but see Interest Expense below). Also, although Aframax rates were significantly lower in the third quarter of 1997 than earlier in the year, rates for the Company's
Aframax fleet were higher in both 1997 periods compared to 1996.
Notwithstanding some improvement in dry bulk rates in the third quarter of 1997 compared to 1996, the generally low level of dry bulk rates throughout 1997 negatively affected results for the Company's dry bulk fleet.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Equity in Results of Cruise Business
------------------------------------

The Company's Equity in Results of Cruise Business reflects its share of the results of CCLI through June 30, 1997 and of RCCL thereafter. These results were income of $3,463,000 (third quarter of 1997), $4,395,000
(third quarter of 1996), $3,284,000 (nine months ended September 30,
1997) and $2,184,000 (nine months ended September 30, 1996). The excess (approximately $75,000,000) of the cost of the Company's investment over the Company's proportionate share of the underlying net assets of RCCL at the date of acquisition is being amortized over 40 years using the straight-line method.

Other Income-net
----------------

The details of other income are shown in Note G. Aggregate interest and dividends did not materially change in the 1997 periods as compared to 1996. Gains on sale of securities were $10,195,000 (third quarter of 1997), $25,760,000 (nine months ended September 30, 1997), $3,150,000
(third quarter of 1996) and $11,902,000 (nine months ended September
30, 1996).  Disposal of vessels (other than those referred to on page
11) resulted in losses of $733,000 in the third quarter and $588,000 in the first nine months of 1997 and a gain of $6,895,000 in the first nine months of 1996. Other income also reflects provisions for losses on investments of approximately $700,000 and $2,900,000 in the 1997 and 1996 nine month periods, respectively (none in the third quarter of either year).


Interest Expense
----------------

Interest expense increased in the third quarter and first nine months of 1997 from the comparable periods of 1996 as a result of an increase in the average amount of debt outstanding in the 1997 periods compared with 1996 (net of debt reductions from the use of the cash proceeds from the sale of the Company's investment in CCLI), including debt incurred in connection with vessels entering the operating fleet, decreased amounts of interest capitalized in 1997 in connection with vessel construction and increased rates on floating rate debt.
Interest expense reflects $800,000 (third quarter of 1997), $3,400,000 (first nine months of 1997), $1,600,000 (third quarter of 1996) and $5,200,000 (first nine months of 1996) of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

Provision for Federal Income Taxes
----------------------------------

The provisions for federal income taxes in the third quarter and first nine months of 1997 increased from the comparable periods of 1996 primarily because of the improvement in pretax income, adjusted to reflect items that are not subject to tax and the dividends received deduction. The provision for federal income taxes in the three months and nine months ended September 30, 1997 include $1,440,000, representing the tax benefits arising from the exercise of stock options which were credited to paid-in additional capital.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


New Accounting Standard
-----------------------

Financial Accounting Standard No. 128 "Earnings Per Share" is effective for periods ending after December 15, 1997. Earlier application is not permitted. This standard is not expected to have any significant impact on the Company's earnings per share.

Liquidity and Sources of Capital
--------------------------------

Working capital at September 30, 1997 was approximately $84,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also had investments in marketable securities carried as noncurrent assets, other than securities included in the Capital Construction Fund, with a market value of approximately $27,000,000 at September 30, 1997.

Net cash provided by operating activities in the first nine months of 1997 approximated $60,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has an unsecured long-term credit facility of $600,000,000, of which $305,000,000 was used at September 30, 1997, and an unsecured short-term credit facility of $30,000,000, of which $26,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. The cash received in the sale referred to under Significant Events was used to reduce amounts outstanding under the long-term credit facility.

The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. As of September 30, 1997, The Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.8% as of September 30, 1997) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating approximately $87,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from 1998 to 2008. The Company uses derivative financial instruments for trading purposes from time to time. The Company

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------


Liquidity and Sources of Capital (continued)
--------------------------------

has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $107,000,000 for such foreign currency from October 1, 1997 through 2004.


--------------------------------------------------------------------

Ratio of Earnings to Fixed Charges
----------------------------------

The ratio of earnings to fixed charges for the nine months ended September 30, 1997 was 1.25 and has been computed by dividing the sum of income before federal income taxes and fixed charges by fixed charges. Fixed charges consist of interest expense, including the proportionate share of interest of joint venture companies, capitalized interest and an estimate of the interest component of an operating lease.

Independent Accountant's Report on Review of Interim Financial Information
--------------------------------------------------------------------------

The accompanying financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.


   ---------------------------------------------------------------

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------
                               PART II
                             ----------


Item 6(a).      Exhibits
---------       --------

See Exhibit Index on page 20.

Item 6(b).      Reports on Form 8-K
---------       -------------------

During the quarter ended September 30, 1997, the registrant filed a report on Form 8-K dated July 30, 1997 which reported on Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





        INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM
                        FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 1997 and the related condensed consolidated statements of operations and retained earnings for the three month and nine month periods ended September 30, 1997 and 1996 and the related condensed consolidated statements of cash flows for the nine month periods ended September
30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


                                    ERNST & YOUNG LLP


New York, New York
November 10, 1997

                  OVERSEAS SHIPHOLDING GROUP, INC.
                               AND SUBSIDIARIES
                 -----------------------------------



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  November 13, 1997         MORTON P. HYMAN
       -----------------         -------------------------
                                 Morton P. Hyman
                                 President


Date:  November 13, 1997         ALAN CARUS
       -----------------         ------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

                            EXHIBIT INDEX
                            -------------







 4. Second Amended and Restated Credit Agreement dated as of August 19, 1997 (previously amended and restated as of October 31, 1994), among the registrant, two subsidiaries of the registrant and certain banks.

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