Form 10-K405
period 1997-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1998-03-26
CIK 75208

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
               ------------------------------------

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1997
                        ------------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 Commission File Number 1-6479-1

                 OVERSEAS SHIPHOLDING GROUP, INC.
      (Exact name of registrant as specified in its charter)

DELAWARE                                13-2637623
------------------------------          ------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification Number)

1114 Avenue of the Americas, New York, New York       10036
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  212-869-1222

Securities registered pursuant to Section 12(b) of the Act:
Title of each class     Name of each exchange on which registered
-------------------    -----------------------------------------
Common Stock - (par            New York Stock Exchange
  value $1.00 per share)       Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No
                            ----     ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on March 20, 1998: $549,199,429. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

Number of shares of Common Stock outstanding at March 20, 1998:
36,792,563.

Documents incorporated by reference: portions of the registrant's Annual Report to Shareholders for 1997 (incorporated in Parts I and
II); portions of the definitive proxy statement to be filed by the registrant in connection with its 1998 Annual Meeting of Shareholders (incorporated in Part III).

ITEM 1.   BUSINESS
------    --------
          Overseas Shipholding Group, Inc. (the "registrant") and

its  subsidiaries (collectively the "Company") constitute a major

international   shipping  enterprise  owning  and   operating   a

diversified  fleet of oceangoing bulk cargo vessels  (principally tankers).  The Company's total bulk fleet consists of 55  vessels having  an aggregate carrying capacity of approximately 6,450,400

deadweight   tons  ("DWT"),  including  five  ships   aggregating

approximately 1,386,000 DWT which the Company owns  jointly  with

others  and  in which the Company has a 50% interest.*   Fourteen

vessels in the Company's fleet, which total approximately 917,850

DWT  and represent about 23% of the Company's investment in ships at  cost,  are  registered under the U.S. flag; the  balance  are registered  under foreign flags.  Forty-four tankers account  for

86%  of  the  total tonnage, and ten dry bulk carriers (including six  which  are  part  of  the disposal program  described  under

"Significant  Events" below) and a pure car carrier  account  for the  remainder.  A single company and its subsidiaries,  for  and

under  the  direction  and control  of  the   Company,   act   as

agents in respect of the vessels of the registrant's subsidiaries and certain of its bulk shipping joint ventures.



----------------------------
* Except as otherwise noted, references herein to the Company's "total bulk fleet" are as of March 10, 1998. Such fleet includes four vessels that are leased from financial institutions under bareboat charters having remaining terms of from 5 to 14 years, but does not include a 29,300 DWT petroleum barge which is owned by a partnership in which the Company has a 50% interest, or two 120,800 DWT dry bulk carriers, which are part of the disposal program described under "Significant Events" below, both under contracts of sale for delivery later in 1998.

           The  bulk shipping industry is highly competitive  and

fragmented, with no one shipping group owning more than 2% of the

world  fleet.   The Company ranks among the world's five  largest

owners  of tankers both in terms of the number of vessels and  in carrying capacity.

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

           The  Company's ships engage in carriage  of  cargo  in

various  parts of the world.  Revenues from carriage of petroleum and  its derivatives represented approximately 85% of the  voyage revenues  of  the Company in 1997, 82% in 1996 and 77%  in  1995.

Revenues from carriage of dry cargo accounted for the balance  of such  voyage  revenues for each of those years.  The carriage  of petroleum and its derivatives  also accounted for the majority of

the   voyage  revenues  of  the  Company's  bulk  shipping  joint ventures.  The relative contributions to voyage revenues  of  the various  types  of  cargoes carried varied  from  year  to  year,

depending  upon demand for particular kinds of carriage  and  the purposes  for  which  and  the  terms  on  which  the  ships  are chartered.  The Company does not employ any container or  similar vessels in its operation.

           As  of March 10, 1998, with the exception of one small

U.S.-flag  crude  carrier  and  two  small  U.S.-flag  dry   bulk

carriers,  all  of  the  vessels  in  the  Company's  fleet  were

employed.    Forty-two of these vessels were  chartered  to  non-

governmental  commercial shippers.  These 42  ships  include  ten

U.S.-flag  ships  and  32  foreign-flag  ships,  which   together

represent approximately 80% of the combined carrying capacity  of the  Company's  fleet.  Of the remaining ships in  the  Company's fleet, one U.S.-flag ship and nine foreign-flag ships were  under charter to foreign or U.S. governmental agencies.



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

Information about the Company's operations under U.S. and foreign flags for the three years ended December 31, 1997 is set forth in the  table  in  Note  B  to  the Company's  financial  statements

incorporated  by  reference in Item  8  below.   For  information

regarding  the  revenues and net income  of  the  Company's  bulk shipping  joint ventures for the three years ended  December  31,

1997,   see   Note  E  to  the  Company's  financial   statements

incorporated by reference in Item 8 below.

           In  each of the years 1997, 1996 and 1995 the  Company

had  one charterer, BP Oil Company, USA ("BP"), from which it had revenues in excess of 10% of revenues from voyages, amounting  in

1997  to  approximately  $118 million, in 1996  to  approximately

$98.3 million, and in 1995 to approximately $49.5 million.  As  a result of a series of purchases in late 1996 through early  1998,

the Company now owns 100% of the four U.S.-flag crude carriers on long-term  charter to BP that were previously bareboat  chartered from financial institutions under capital leases to companies  in which the Company had an 80% interest.



U.S. DOMESTIC AND PREFERENCE TRADES
-----------------------------------
           Under  the  Jones Act, shipping between United  States

coastal ports, including the movement of Alaskan oil, is reserved by  law  primarily to U.S.-flag vessels, owned by U.S.  citizens,

crewed by U.S. seafarers, built in the United States and operated without  operating  differential subsidies.  With  a  fleet  that includes  eight crude carriers and three products  carriers,  the

Company  is  the largest independent owner of unsubsidized  U.S.-

flag tankers and is a major participant in the Alaskan oil trade.

Also  included in the Company's U.S.-flag fleet are two dry  bulk carriers  that participate in the preference trades and  one  car carrier  that is on long-term charter transporting vehicles  from

Japan.

           Demand for tonnage in the Alaskan oil trade depends on

the volume of crude shipped out of Alaska and its distribution to ports at varying distances from the source.  The principal source of  employment for U.S.-flag crude carriers is the transportation of  Alaskan  North Slope ("ANS") crude oil to ports on  the  U.S.

West     Coast.    In    1997,   ANS    crude    oil    shipments

declined for the sixth consecutive year as production dropped  6%

to  1.39  million barrels per day.  Over the next several  years,

enhanced  recovery  techniques  and  additional  exploration  are expected to slow the rate at which production declines.

            Since  May  1996,  following  the  implementation  of

legislation lifting the long-standing ban on exports of ANS crude oil, small volumes of ANS crude have been exported to Far Eastern destinations.  In the spring of 1996, six of the Company's  U.S.-

flag crude carriers began long-term charters to BP.  The charters cover  the  full  remaining depreciable  lives  of  five  vessels extending in most cases until 2002, and a substantial portion  of the depreciable life of the sixth vessel.  This employment should provide  a steady level of core earnings for the Company's  U.S.-

flag fleet over the next few years.  In addition, the Company  is continuing  its  close  working  relationship  with  its  largest customer,  BP,  assisting BP with its program  to  construct  new

million-barrel-capacity,  double-hulled  U.S.-flag   tankers   to

transport  ANS  crude  oil.  In July 1997, BP  awarded  a  vessel design  development contract to National Steel  and  Shipbuilding

Company.

           United  States  military cargo must be transported  on

U.S.-flag vessels, if available.  The Merchant Marine Act,  1936,

as  amended,  requires  that preference  be  given  to  U.S.-flag vessels, if available at reasonable rates, in the shipment of  at least  half of all U.S. government-generated cargoes and  75%  of food-aid cargoes.


           In  recent  years there have been calls by members  of

Congress and others to reduce or eliminate cargo preference  and,

in  some cases, to weaken the long-standing requirement that U.S.

coastwise  trade be conducted by U.S.-flag Jones Act  ships.   If

such  changes were implemented, they would adversely  affect  the already diminished U.S.-flag merchant marine.


          Vessels in the Company's fleet have been chartered from

time to time to the Military Sealift Command of the United States

Navy  ("MSC"), and to recipient nations for the carriage of grain

and   other   cargoes  under  United  States  foreign   aid   and

agricultural  assistance programs.  Charters to  MSC  reflect  in large  part  the requirements of the United States  military  for waterborne carriage of cargoes, and, accordingly, depend in  part on world conditions and United States foreign policy.


           In  late  1996, the Company's U.S.-flag  car  carrier,

OVERSEAS  JOYCE,  was selected to participate  in  the  new  U.S.

Maritime  Security  Program, which ensures that militarily-useful

U.S.-flag ships are available to the Department of Defense in the event  of  war  or  national emergency.  Under the  program,  the

Company  receives  approximately $2.1 million  per  year  through

2005, subject to annual Congressional appropriations.



EMPLOYMENT OF VESSELS
---------------------
           The  Company competes with other owners  of  U.S.  and

foreign-flag  tankers  and  dry  cargo  ships  operating  on   an

unscheduled  basis similar to the Company and,  to  some  extent,

with  owners operating cargo ships on a scheduled basis.  Because of  increasing environmental concerns and decreasing control over their  sources  of  oil,  the major oil  companies  have  sharply reduced their tanker ownership in recent years.

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

United  States and international bulk shipping markets and  other factors.  Although medium- and long-term charter business avoids,

to some extent, the sharp rate fluctuations characteristic of the spot  or  voyage  markets, the availability of such  business  in

international  markets  in  recent  years  has  been   relatively

limited, and, when available, rates of return have generally been unattractive.

           For  additional  information  as  of  March  10,  1998

regarding  the  55  vessels in the Company's  total  bulk  fleet,

including  information as to the employment of such vessels,  see the  table in the "To Our Shareholders" section (page 2), and the

"International Bulk Fleet" and "U.S. Bulk Fleet" tables (pages 12 and  13),  of the registrant's Annual Report to Shareholders  for

1997, which tables are incorporated herein by reference.


ENVIRONMENTAL MATTERS RELATING TO BULK SHIPPING
-----------------------------------------------
           Since 1990, the tanker industry has experienced a more

rigorous  regulatory environment.  Safety and pollution  concerns

have   led  to  a  greater  emphasis  on  quality  and   to   the

strengthening   of  the  inspection  programs  of  classification

societies,  governmental authorities and charterers.   Charterers

in  Japan  and  South  Korea, the two largest  Very  Large  Crude

Carrier  (VLCCs - greater than 200,000 DWT) charterers  in  1997,

have   demonstrated  a  clear  preference  for  modern   tonnage,

encouraged by various governmental policies in both countries.

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

           In addition, OPA 90 imposes a requirement that tankers

calling at U.S. ports have double hulls. This requirement applied to  newly constructed tankers contracted for after June 1990,  or

delivered   after  1993.   Beginning  in  1995,  the  double-hull

requirement  was  phased  in  for  existing  tankers.   The   age

requirement  is  reduced  in stages so that  by  the  year  2000,

tankers  of  at  least 30,000 gross tons over 23 years  old  (and tankers  between 15,000 and 30,000 gross tons over 30 years  old)

must have double hulls, and by 2010, all tankers must have double hulls,  except that tankers with double bottoms or  double  sides are  afforded  an additional five years for compliance  but  must comply  no  later than the year 2015.  Tankers discharging  at  a deepwater port or lightering more than 60 miles offshore will not be required to have double hulls until 2015.

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

            Under   U.S.  Coast  Guard  financial  responsibility

regulations issued pursuant to OPA 90, all vessels entering  U.S.

waters   are   required  to  obtain  Certificates  of   Financial

Responsibility  ("COFRs")  from  the  Coast  Guard  demonstrating financial capability to meet potential oil spill liabilities. All the  vessels  in the Company's U.S. and foreign-flag fleets  have obtained COFRs.

          INTERNATIONAL REQUIREMENTS. The Company's ships undergo

routine  and  rigorous in-house safety reviews.   They  are  also

routinely inspected by port authorities, classification societies and  major oil companies. Following an extensive program  by  the

Company's  agent, all of the Company's vessels are now  certified under the new standards reflected in ISO 9002's quality assurance program, and  International Safety Management's (ISM) safety  and pollution prevention protocols.


           In  addition to the OPA 90 requirements, in  worldwide

trade   MARPOL   regulations   of  the   International   Maritime

Organization  (IMO)  require double hulls  or  equivalent  tanker designs  for  newbuildings ordered after 1993 and mandate  double

hulls  for  existing tankers at 30 years of  age.   Under  MARPOL

Regulation 13G, existing tankers upon reaching 25 years  of  age,

are  required  to  either  have protectively  located  segregated ballast tanks or double bottom spaces not used for cargo carriage covering  at  least  30% of the cargo tank  area,  or  they  must

utilize   hydrostatically   balanced   loading.    These   tanker

modifications will reduce the carrying capacity of  the  affected

vessel.   Given  the  large number of existing  VLCCs  that  were

delivered  in the mid-1970s, these pollution protection  measures should lead to an increase in scrapping.

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

Alaskan  oil trade, is set forth in the text of the "Global  Bulk

Shipping  Markets"  section  (pages  4,  7,  8  and  11)  of  the registrant's  Annual  Report  to  Shareholders  for  1997,  which information is incorporated herein by reference.


RENEWAL OF FLEET
----------------
          As part of the Company's ongoing modernization program,

the Company continually reviews its fleet profile.   This entails

periodically  selling older vessels, placing  newbuilding  orders

and  purchasing  existing  modern  tonnage,  when  available   at

attractive prices.

            In   early  1997,  the  Company  completed  a   major

newbuilding  program,  which  included  the  delivery  over   the

preceding  15 months of six double-hulled VLCCs, as well  as  two

160,000  DWT Capesize bulk carriers.  Today 60% of the  Company's tanker  fleet  is  protected by double sides, double  bottoms  or double  hulls, and the average age of the Company's international tanker  fleet is only nine years, compared with 14 years for  the world  tanker fleet.  The Company's program to dispose of ten  of its  older and less competitive dry bulk vessels, described under

"Significant  Events" below, also reflects  the  Company's  long-

standing policy of fleet modernization.

           The  Company's recently completed newbuilding program,

together  with  the  selective upgrading of the  Company's  fleet through acquisition and disposition of existing tonnage, reflects changes that the Company makes from time to time in light of  its continuing review of changing market conditions and the needs  of its customers.  All of the ships in the Company's fleet have been either  built  to its exacting specifications or purchased  after

stringent  inspection.   These vessels  are  designed  for  safe,

efficient  and environmentally-friendly operation.   Features  in

the tankers in the recently completed newbuilding program such as double hulls, satellite navigation systems and increased steel in areas  of high stress, have been included to improve their safety and  efficiency.  There is no assurance that the Company's  fleet will  expand, or that the Company will acquire vessels  or  place orders for the construction of new vessels, to the same extent as in the past.


POOLING ARRANGEMENT
-------------------
           In 1997, the Company's tanker pooling arrangement with

PDV Marina, the marine transportation arm of the Venezuelan state

oil  company,  completed its first full year of  operation.   The

pool  now  includes the entire Aframax (80,000  to  120,000  DWT)

tanker  fleets of both parties - ten vessels each.   Through  the

size and scope of pool operations, and with an assured volume  of

PDV  Marina-controlled cargoes, the pool has been able to enhance opportunities for backhaul cargoes and reduce vessel  idle  time.

The  pool  has entered into a number of significant contracts  of affreightment which further improve the earnings of pool vessels.

Today  Venezuela  is the largest supplier of oil  to  the  United

States,  with plans to significantly expand production,  refining and marketing operations in the years ahead.



EMPLOYEES
---------
            As   of   March   10,  1998,  the  Company   employed

approximately   2,000 seagoing personnel to  operate  its  ships.

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

(primarily   those   limited  to  United   States   foreign   and

noncontiguous domestic trades).  The registrant is a party to  an

agreement  under  the  Act.   Under the  agreement,  the  general

objective is (by use of assets accumulated in the fund) for three vessels to be constructed or acquired by the end of 2004.  If the agreement is terminated or amounts are withdrawn from the capital construction  fund for non-qualified purposes, such amounts  will then  be subject to Federal income taxes. Monies can remain  tax-

deferred in the fund for a maximum period of 25 years (commencing

January  1,  1987 for deposits prior thereto).   See  the  second

paragraph  of  Note  J  to  the  Company's  financial  statements incorporated by reference in Item 8 below.


SIGNIFICANT DEVELOPMENTS
------------------------

          Reflected in the Company's 1997 results are the effects

of two significant events that occurred during the year:

           In  July  1997,   the Company sold its  49%  ownership

interest  in  Celebrity Cruise Lines Inc.,  the  Company's  joint venture in the passenger cruise business which it entered into in

late   1992,  to  Royal  Caribbean  Cruises  Ltd.  ("RCCL")   for

approximately $120,000,000 in cash and 3,650,000 shares  of  RCCL common  stock,  representing  approximately  5%  of  RCCL's  then outstanding  common stock.  The cash portion of the proceeds  was used  to  repay indebtedness.  In early March 1998,  the  Company sold  its 3,650,000 shares in RCCL through an underwritten public

offering.   The  after-tax proceeds from the sale,  approximately

$180,000,000,  will  be  used by the Company  to  further  reduce indebtedness.

           In  November 1997, the Company announced a program for

the  disposal of ten older and less competitive dry bulk  vessels for  which it established an after-tax reserve at the end of  the third quarter of 1997 of $17,200,000. This program is expected to

generate  proceeds  of  approximately  $140,000,000,  which   the

Company   intends   to   apply  toward   further   reduction   of

indebtedness.   To  date,  two vessels have  been  sold  and  two

additional  vessels are under contracts of sale,  with  aggregate proceeds anticipated to be approximately $53,000,000.


FORWARD-LOOKING STATEMENTS
--------------------------

           This Form 10-K, including portions of the registrant's

Annual  Report  to Shareholders for 1997 incorporated  herein  by reference,  contains forward-looking statements relating  to  the

Company's prospects and the outlook for the tanker and dry  cargo

markets, including its ongoing dry bulk disposal program.   There

are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand  for  oil  and petroleum products, and  various  dry  bulk commodities,  either generally or in particular regions;  greater than  anticipated  levels  of newbuilding  orders  or  less  than anticipated rates of scrapping; timing of the Company's dry  bulk disposal  program or the amount of actual proceeds  generated  by

the   program;   changes  in  trading  patterns  for   particular

commodities significantly impacting overall tonnage requirements;

changes  in the rates of growth of the world and various regional

economies;   risks   incident  to  vessel  operation,   including

pollution;  and  unanticipated changes in laws  and  regulations.

Forward-looking statements in the registrant's Annual  Report  to

Shareholders  for  1997  and written  and  oral  forward  looking statements  attributable to the Company  or  its  representatives after  the date of this Form 10-K are qualified in their entirety by  the  cautionary statement contained in this paragraph and  in

other  reports  hereafter  filed  by  the  registrant  with   the

Securities and Exchange Commission.




ITEM 2.   PROPERTIES
------    ----------

          See Item 1.


ITEM 3.   LEGAL PROCEEDINGS
------    -----------------
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

31,  1997, incorporated herein by reference.  There have not been any  material  developments in the investigation reported  on  in

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

                                    None.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
                                                   Has Served as
Name                     Age     Position Held       Such Since
----                     ---     -------------     -------------

Morton P. Hyman          62      President         October 1971

Robert N. Cowen          49      Senior Vice       February 1993
                                 President,
                                 Secretary         June 1982

Myles R. Itkin           50      Senior Vice       June 1995
                                 President, Chief
                                 Financial Officer
                                 and Treasurer

Alan Carus               59      Controller        December 1987

          Messrs. Hyman and Cowen are directors of the registrant

and members of the Finance and Development Committee of its Board

of  Directors.   The  term  of office of each  executive  officer

continues  until the first meeting of the Board of  Directors  of the  registrant immediately following the next annual meeting  of its stockholders, to be held in June 1998, and until the election

and   qualification  of  his  successor.   There  is  no   family

relationship between the executive officers.

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

Report to Shareholders for 1997:



             ITEM                  INCORPORATED FROM:
             ----                  -----------------

ITEM 5.Market for Registrant's     Last  three paragraphs under
------ Common Equity and Related   "Shareholder Information" and
       Stockholder Matters         the "Stock Price and Dividend
                                   Data" table, all on inside
                                   back cover (page 35);

ITEM 6.Selected Financial Data     The information for the years
------                             1993 through 1997 under
                                   "Eleven-Year Statistical
                                   Review" section (pages 32 and
                                   33).

ITEM 7.Management's Discussion     Information set forth in text
------ and Analysis of Financial   of "Management's Discussion
       Condition and Results of    and Analysis" section (pages
       Operations                  15 through 18).


ITEM 8.Financial Statements and    "Consolidated Statements  of
------ Supplementary Data          Operations", "Consolidated
                                   Balance Sheets", "Consolidated
                                   Statements of Cash Flows",
                                   "Consolidated Statements of
                                   Changes in Shareholders'
                                   Equity", "Notes to
                                   Consolidated Financial
                                   Statements" and "Report of
                                   Independent Auditors" sections
                                   (pages 19 through 31).


ITEM 9.Changes in and Disagreements with Accountants on Accounting ------ and Financial Disclosure

                             None.


                            PART III
                            --------

           The  information called for by Items  10  through  13,

except  for  the information set forth in Part I above  regarding the  executive officers of the registrant, is incorporated herein by  this reference from the following respective portions of  the definitive  proxy  statement to be filed  by  the  registrant  in connection with its 1998 Annual Meeting of Shareholders.


            ITEM                     INCORPORATED FROM:
            ----                     -----------------


ITEM 10. Directors  and  Executive   "Election of Directors"
-------  Officers of the Registrant


ITEM 11. Executive  Compensation     "Compensation and Certain
-------                              Transactions"*


ITEM 12. Security  Ownership  of     "Election of Directors"
-------  Certain Beneficial Owners   and "Information as to
         and Management              Stock Ownership"


ITEM 13. Certain Relationships and   "Election of Directors" and
-------  Related Transactions        "Compensation and Certain
                                     Transactions"*
___________

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

1997.

                            SIGNATURES
                            ----------


    Pursuant  to the requirements of Section 13 or 15(d)  of  the

Securities  Exchange Act of 1934, the registrant has duly  caused this  report  to  be  signed  on its behalf  by  the  undersigned thereunto duly authorized.



                            OVERSEAS SHIPHOLDING GROUP, INC.

                            By:      S/MYLES R. ITKIN
                               ----------------------------------
                                      Myles R. Itkin
                                   Senior Vice President,
                             Chief Financial Officer & Treasurer



Date:  March 25, 1998

           Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each of such persons appoints Morton P. Hyman and Myles R. Itkin, and each of them, as his agents and attorneys-in-fact, in his name, place and stead in all capacities, to sign and file with the SEC any amendments to this report and any exhibits and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact or either of them may lawfully do or cause to be done by virtue of this power of attorney.

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

                                By      S/GEORGE C. BLAKE
                                  -------------------------------
                                  George C. Blake, Director

                                By      S/SOLOMON N. MERKIN
                                  -------------------------------
                                  Solomon N. Merkin, Director

                                By      S/WILLIAM L. FROST
                                  -------------------------------
                                  William L. Frost, Director

                                By      S/THOMAS H. DEAN
                                  -------------------------------
                                  Thomas H. Dean, Director

                                By      S/JOEL I. PICKET
                                  -------------------------------
                                  Joel I. Picket, Director
Date:  March 25, 1998

FORM 10-K--ITEM 14(a) (1) and (2)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Overseas Shipholding Group, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1997 are incorporated by reference in Item 8:

     Consolidated Balance Sheets--December 31, 1997 and 1996
     Consolidated Statements of Operations -- Years Ended
          December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows--
          Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Changes in Shareholders' Equity --
          Years Ended December 31, 1997, 1996 and 1995
     Notes to Financial Statements --December 31, 1997

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

      4(a) Second Amended and Restated Credit Agreement dated as of August 19, 1997 (previously amended and restated as of October 31, 1994), among the registrant, two subsidiaries of the registrant and certain banks (filed via EDGAR as Exhibit 4 to the registrant's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

      4(b) Form of Note Purchase Agreement dated as of March 1, 1992 between the registrant and each of the purchasers of its senior notes (filed as Exhibit 4(b) to the registrant's Form 10-K for 1991 and incorporated herein by reference).

      4(c) Form of Note Purchase Agreement dated as of June 1, 1993 between the registrant and each of the purchasers of its senior notes (filed via EDGAR as Exhibit 4 to the registrant's Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

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

      10(c)(1) Form   of  General  Services  Agreement   dated
               December 31, 1969 between the registrant and Maritime Overseas Corporation (the form of which was filed as Exhibit 13(3) to
               Registration Statement No. 2-34124 and is incorporated herein by reference).

      10(c)(2) Form  of Amendment dated as of January 1,  1975
               to General Services Agreement between the registrant and Maritime Overseas Corporation (refiled via EDGAR as Exhibit 10(d)(2) to the registrant's Form 10-K for 1994 and incorporated herein by reference).

      10(c)(3) Amendment  dated  January 10, 1980  to  General
               Services Agreement between the registrant and Maritime Overseas Corporation (refiled as
               Exhibit 10(d)(3) to the registrant's Form 10-K for 1989 and incorporated herein by reference).

      10(c)(4) Form  of Amendment dated as of January 1,  1981
               to General Services Agreement between the registrant and Maritime Overseas Corporation (refiled as Exhibit 10(d)(4) to the registrant's Form 10-K for 1990 and incorporated herein by reference).

     *10(c)(5) Form  of Amendment dated as of October 1,  1987
               to General Services Agreement between the registrant and Maritime Overseas Corporation (previously filed more than 10 years ago and refiled herewith).

      10(c)(6) Form  of Amendment dated as of July 1, 1994  to
               General Services Agreement between the registrant and Maritime Overseas Corporation (filed via EDGAR as Exhibit 10(d)(6) to the registrant's Form 10-K for 1994 and incorporated herein by reference).

      10(d)(1) Form of Letter Agreement dated as of August  9,
               1973 between the registrant and Maritime Overseas Corporation (refiled via EDGAR as
               Exhibit 10(e)(1) to the registrant's Form 10-K for 1994 and incorporated herein by reference).

      10(d)(2) Form of Letter Agreement dated as of August  9,
               1973 by Maritime Overseas Corporation (refiled via EDGAR as Exhibit 10(e)(2) to the registrant's Form 10-K for 1994 and incorporated herein by reference).

      10(d)(3) Form of Letter Agreement dated as of August  9,
               1973 by Maritime Overseas Corporation (refiled via EDGAR as Exhibit 10(e)(3) to the registrant's Form 10-K for 1994 and incorporated herein by reference).

      10(d)(4) Form of Letter Agreement dated as of January 1,
               1981 between the registrant and Maritime Overseas Corporation (refiled as Exhibit 10(e)(4) to the registrant's Form 10-K for 1991 and incorporated herein by reference).

      10(e)(1) Service   Agreement  dated  January  27,   1983
               between Cambridge Tankers, Inc. and Maritime Overseas Corporation relating to the OVERSEAS BOSTON (refiled as Exhibit 10(f)(2) to the registrant's Form 10-K for 1992 and incorporated herein by reference).

      10(e)(2) Form of Service Agreement between respective subsidiaries of the registrant and Maritime Overseas Corporation relating to the OVERSEAS NEW ORLEANS and OVERSEAS PHILADELPHIA (not filed--substantially identical in all material respects to the agreement listed as Exhibit 10(e)(1) hereto except as to the parties, the vessels and the dates).

      10(f)(1) Form of Management Agreements between  Maritime
               Overseas Corporation and each of First United Shipping Corporation, Interocean Tanker Corporation, Second United Shipping Corporation and Third United Shipping Corporation (refiled via EDGAR as Exhibit 10(g)(1) to the registrant's Form 10-K for 1994 and incorporated herein by reference).

      10(f)(2) Form of Amendment No. 1 and Amendment No. 2  to
               Management Agreements between Maritime Overseas Corporation and each of First United Shipping
               Corporation,   Interocean  Tanker  Corporation,
               Second United Shipping Corporation and Third United Shipping Corporation (refiled via EDGAR as Exhibit 10(g)(2) to the registrant's Form 10-
               K   for   1995  and  incorporated   herein   by
               reference).

      10(f)(3) Form   of   Amendment  No.  3   to   Management
               Agreements between Maritime Overseas Corporation and each of First United Shipping Corporation, Interocean Tanker Corporation, Second United Shipping Corporation and Third United Shipping Corporation (filed via EDGAR as
               Exhibit 10(g)(3) to the registrant's Form 10-K for 1994 and incorporated herein by reference).

      10(f)(4) Form of Company Service Employees Agreement between Maritime Overseas Corporation and each of First Union Tanker Corporation and Second Union Tanker Corporation (filed via EDGAR as
               Exhibit 10(g)(4) to the registrant's Form 10-K for 1994 and incorporated herein by reference).

      10(g)(1) Agreement dated April 1, 1992 between the registrant and Maritime Overseas Corporation (filed as Exhibit 10 to the registrant's Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference).

      10(g)(2) Letter   Agreement  dated  November   9,   1993
               amending the Agreement dated April 1, 1992 referred to above (filed via EDGAR as Exhibit 10(h)(2) to the registrant's Form 10-K for 1993 and incorporated herein by reference).

      10(h) Indemnification Agreement dated December 21, 1992 among Continental Grain Company, Third Contiship Inc., Fourth Contiship Inc., OSG Bulk Ships, Inc., Third Shipco Inc., Fourth Shipco Inc. and the registrant (filed as Exhibit 10(i) to registrant's Form 10-K for 1992 and incorporated herein by reference).

      10(i)(1) Exchange  Agreement  dated  December  9,   1969
               (including exhibits thereto) between the registrant and various parties relating to the formation of the registrant (the form of which was filed as Exhibit 2(3) to Registration
               Statement   No.  2-34124  and  is  incorporated
               herein by reference).

      10(i)(2) Form  of Additional Exchange Agreement referred
               to in Section 2.02 of Exhibit 10(j)(1) hereto (filed as Exhibit 2(4) to Registration Statement No. 2-34124 and incorporated herein by reference).

      10(j)(1) Supplemental Executive Retirement Plans of the registrant, as amended and restated as of January 1, 1997 (filed via EDGAR as Exhibit 10(k)(1) to the registrant's Form 10-K for 1996 and incorporated herein by reference).

      10(j)(2) Employment  Contract with an executive  officer
               (filed via EDGAR as Exhibit 10 to the registrant's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

      10(j)(3) Letter   Agreement  with  a  former   executive
               officer (filed via EDGAR as Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

      10(j)(4) Agreement with an executive officer (filed  via
               EDGAR  as  Exhibit 10(k)(4) to the registrant's
               Form 10-K for 1996 and incorporated herein by reference).

      10(j)(5) Agreement with an executive officer (filed  via
               EDGAR  as  Exhibit 10(k)(5) to the registrant's
               Form 10-K for 1996 and incorporated herein by reference).

      10(k)(1) 1989 Stock Option Plan adopted for officers and
               key employees of the registrant or its subsidiaries (filed as Exhibit 10(l) to the registrant's Form 10-K for 1989 and incorporated herein by reference).

      10(k)(2) Amendment  adopted  October  9,  1990  to   the
               registrant's 1989 Stock Option Plan referred to above (filed as Exhibit 10(l)(2) to the registrant's Form 10-K for 1990 and incorporated herein by reference).

      10(l) 1990 Stock Option Plan adopted for officers and employees of the registrant or its subsidiaries, excluding the recipients of options under Exhibits 10(l)(1) and (2) listed above (filed as Exhibit 10(m) to the registrant's Form 10-K for 1990 and incorporated herein by reference).

      10(m)(1) Joint  Venture  Agreement dated  September  23,
               1992 among Archinav Holdings Ltd. ("Archinav"), Overseas Cruiseship Inc. ("OCI"), and Celebrity Cruise Lines Inc. ("CCLI") (excluding exhibits and schedules) and the following related agreements: Guarantee of the registrant dated September 23, 1992 and Shareholders Agreement dated October 21, 1992 among Archinav, OCI and CCLI (excluding exhibits)(filed as Exhibits
               2(a), (b) and (c), respectively, to the registrant's Report on Form 8-K dated October 21, 1992 and incorporated herein by reference).

      10(m)(2) Supplemental Agreement dated January  29,  1993
               to  the Shareholders Agreement referred  to  in
               Exhibit 10(n)(1) above (filed as Exhibit 10(n)(2) to the registrant's Form 10-K for 1992 and incorporated herein by reference).

      10(m)(3) Supplemental Agreement dated November 21,  1995
               to  the Shareholders Agreement referred  to  in
               Exhibit  10(n)(1)  above (filed  via  EDGAR  as
               Exhibit 10(n)(3) to the registrant's Form 10-K for 1995 and incorporated herein by reference).

      10(m)(4) Supplemental Agreement dated October 4, 1996 to
               the  Shareholders  Agreement  referred  to   in
               Exhibit  10(n)(1)  above(filed  via  EDGAR   as
               Exhibit 10(n)(4) to the registrant's Form 10-K for 1996 and incorporated herein by reference).

      10(m)(5) Stock Purchase Agreement dated July 2, 1997  by
               and among Archinav, OCI, CCLI and Royal Caribbean Cruises Ltd. (filed via EDGAR on August 7, 1997 as Exhibit 7.1 to registrant's and OCI's combined Schedule 13D and incorporated herein by reference).

      10(n) Form of Sublease dated as of November 1, 1996 between the registrant and Maritime Overseas Corporation (filed via EDGAR as Exhibit 10(o) to the registrant's Form 10-K for 1996 and incorporated herein by reference).

     *13 Such portions of the Annual Report to security holders for 1997 as are expressly incorporated herein by reference.

     *21       List of subsidiaries of the registrant.

     *23       Consent   of   Independent  Auditors   of   the
               registrant.

     *27       Financial Data Schedule.

               NOTE:   The  Exhibits which have not previously
               been filed or listed or are being refiled are marked with an asterisk (*).

               List   of  Executive  Compensation  Plans   and
               Arrangements -
               See   Exhibits  10(j)(1),(2),(3),(4)  and  (5),
               10(k)(1) and (2), and 10(l) above.