Form 10-Q
period 1998-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1998-05-15
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       ----------------------

                              FORM 10-Q
                              ---------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               MARCH 31, 1998
               --------------

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

Common Shares outstanding as of May 11, 1998 - 36,794,121

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                        MARCH               DECEMBER
                                        31, 1998            31, 1997 (A)
                                        -----------         ------------
                                        (UNAUDITED)

                               ASSETS
                               ------

Current Assets:
--------------
 Cash, including interest-bearing
   deposits of $113,648,000 and
   $109,835,000                         $  116,964,000      $  113,195,000
 Receivables                                30,590,000          30,806,000
 Prepaid expenses                           30,032,000          26,379,000
                                        --------------      --------------
   Total Current Assets                    177,586,000         170,380,000

Investments in Marketable Securities        36,158,000          26,792,000
Capital Construction Fund                  184,143,000         174,892,000
Vessels, at cost, less accumulated
   depreciation of $475,424,000
   and $459,965,000 - Notes F and H6     1,100,281,000       1,106,790,000
Vessels Under Capital Leases, less
   accumulated amortization of
   $63,513,000 and $87,392,000 -
   Note H6                                  58,577,000          65,475,000
Vessels included in Disposal Program,
   at estimated fair value - Note H1       127,132,000         135,860,000
Investment in Cruise Business -
   Note B                                                      160,269,000
Investments in Bulk Shipping Joint
   Ventures - Note C                        95,845,000          95,542,000
Other Assets                                81,346,000          87,224,000
                                        --------------      --------------
                                        $1,861,068,000      $2,023,224,000
                                        ==============      ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
-------------------
 Accounts payable                       $    3,508,000      $    6,099,000
 Sundry liabilities and accrued
   expenses                                 54,689,000          36,649,000
                                        --------------      --------------
                                            58,197,000          42,748,000
 Current installments of long-term
   debt - Note F                            22,588,000          22,430,000
 Current obligations under capital
   leases - Note H6                          3,815,000           5,867,000
                                        --------------      --------------
   Total Current Liabilities                84,600,000          71,045,000

Advance Time Charter Revenues                6,980,000           7,433,000
Long-term Debt - Notes F and H6            765,603,000         966,212,000
Obligations Under Capital Leases -
   Note H6                                  80,684,000          90,094,000

Deferred Federal Income Taxes
   ($113,039,000 and $102,514,000)
   and Deferred Credits - Note E           119,385,000         108,643,000

                                        --------------      --------------
Shareholders' Equity - Notes E and H2      803,816,000         779,797,000
Other Comments - Note H
                                        --------------      --------------
                                        $1,861,068,000      $2,023,224,000
                                        ==============      ==============

(A)The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                             (UNAUDITED)
    ------------------------------------------------------------

                                         MARCH         MARCH
                                         31, 1998      31, 1997
                                        ------------   ------------
Shipping Revenues:
  Revenue from voyages                  $105,033,000   $126,781,000
  Income attributable to bulk
    shipping joint ventures -
    Note C                                   303,000      1,012,000
                                        ------------   ------------
                                         105,336,000    127,793,000
                                        ------------   ------------
Shipping Expenses:
  Vessel and voyage - Note D              64,245,000     78,548,000
  Depreciation of vessels and
    amortization of capital leases        16,781,000     19,668,000
  Agency fees - Note D                     8,819,000      8,844,000
  General and administrative               2,874,000      3,129,000
                                        ------------   ------------
                                          92,719,000    110,189,000

                                        ------------   ------------
Income from Vessel Operations             12,617,000     17,604,000
Equity in Results of Cruise Business
   - Note B                                              (1,472,000)
Other Income (net) - Note G                7,311,000      7,771,000
                                        ------------   ------------
                                          19,928,000     23,903,000
Interest Expense                          18,965,000     19,816,000
                                        ------------   ------------
                                             963,000      4,087,000
Gain on Sale of Investment in Cruise
   Business - Note B                      42,288,000
Provision for Loss on Vessel Disposal
   Program - Note H1                      (5,100,000)
                                          ----------      ---------

Income before Federal Income Taxes        38,151,000      4,087,000
Provision for Federal Income Taxes,
   reflecting deferred provision
   of $7,425,000 and $2,040,000 -
   Note E                                 14,325,000      2,040,000

                                        ------------   ------------

Net Income                              $ 23,826,000   $  2,047,000
                                        ============   ============

Per Share Amounts - Note H:

Basic and diluted net income                $.65           $.06
                                            ====           ====
Cash dividends declared                     $.15           $.15
                                           =====           ====


                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                             (UNAUDITED)
    -------------------------------------------------------------

                                          MARCH           MARCH
                                          31, 1998        31, 1997
                                         ------------    ------------

Net cash provided by Operating
   Activities                            $ 24,708,000      $30,033,000
                                         -----------       ------------

Cash Flows from Investing Activities:
 Proceeds from sale of
    investment in cruise business         198,474,000
 Purchase of vessel under capital lease  (  7,700,000)(b)
 Purchases of marketable securities      (    319,000)(c)  (27,440,000)
 Proceeds from sales of marketable
    securities                                384,000       15,406,000
 Purchase of minority interest                            (  5,102,000)
 Additions to vessels                    (    378,000)    ( 63,325,000)(a)
 Proceeds from sale of vessels included
    in disposal program                     3,628,000
 Other - net                             (    866,000)         (75,000)
                                         ------------     ------------
    Net cash provided by/(used in)
      investing activities                193,223,000    ( 80,536,000)
                                         ------------    ------------

Cash Flows from Financing Activities:
 Issuance of long-term debt                                86,000,000 (a)
 Payments on long-term debt and
    obligations under capital leases     (208,805,000)    (11,957,000)
 Cash dividends paid                     (  5,519,000)    ( 5,438,000)
 Other - net                                  162,000         374,000
                                         ------------    ------------
    Net cash (used in)/provided by
      financing activities               (214,162,000)     68,979,000
                                         ------------    ------------
Net Increase in Cash                        3,769,000      18,476,000
Cash, including interest-bearing
  deposits, at beginning of period        113,195,000     109,120,000
                                         ------------    ------------
Cash, including interest-bearing
  deposits, at end of period             $116,964,000    $127,596,000
                                         ============    ============

(a)Excludes $38,000,000 in connection with the delivery of a vessel.
(b)Excludes $7,906,000, representing the outstanding principal balance of debt assumed in connection with the purchase of a vessel under capital lease.
(c)Excludes $4,083,000, representing the carrying amount of 131,400 shares of Royal Caribbean Cruises Ltd. ("RCCL") retained and reclassified upon sale of 3,650,000 shares of RCCL.


                      (See Accompanying Notes)

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                   (UNAUDITED)
      ---------------------------------------------------------------------

                                    Paid-in                                                  Accumulated Other
                      Common        Additional      Retained        Treasury Stock           Comprehensive
                      Stock*        Capital         Earnings      Shares        Amount       Income/(Loss)**    Total
                    --------       ----------     -----------    -------        ------       -------------      -----
Balance at
January 1, 1998     $39,591,000    $96,149,000    $685,128,000   2,798,196   ($41,719,000)   $  648,000      $779,797,000
                                                                                                             ------------
Net Income                                          23,826,000                                                 23,826,000
Unrealized Gain
  on Available-
  For-Sale
  Securities                                                                                  5,687,000         5,687,000
                                                                                                             ------------
Comprehensive
  Income                                                                                                       29,513,000
                                                                                                             ------------
Cash Dividends
  Declared                                        (  5,519,000)                                                (5,519,000)
Options Exercised                        4,000                   (   1,558)        21,000                          25,000
                    -----------    -----------    ------------   ---------   ------------    -----------     ------------
Balance at
March 31, 1998      $39,591,000    $96,153,000    $703,435,000   2,796,638   ($41,698,000)   $6,335,000      $803,816,000
                    ===========    ===========    ============   =========   ============    ===========     ============

Balance at
January 1, 1997     $39,591,000    $93,725,000    $687,981,000   3,355,390   ($49,210,000)  ($2,649,000)     $769,438,000
                                                                                                             ------------
Net Income                                           2,047,000                                                  2,047,000
Unrealized (Loss)
  on Available-
  For-Sale
  Securities                                                                                 (5,691,000)     (  5,691,000)
                                                                                                              -----------
Comprehensive
  (Loss)                                                                                                     (  3,644,000)
                                                                                                              -----------
Cash Dividends
  Declared                                        (  5,438,000)                                              (  5,438,000)
Options Exercised                      108,000                   (  21,335)       256,000                         364,000
                    -----------    -----------     -----------   ---------    -----------    ----------       -----------
Balance at
March 31, 1997      $39,591,000    $93,833,000    $684,590,000   3,334,055   ($48,954,000)   ($8,340,000)    $760,720,000
                    ===========    ===========    ============   =========   ============    ===========     ============

    *Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
   **Represents unrealized gains/(losses) on available-for-sale securities, net of tax.

                            (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

General - As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes, which have been rounded to the nearest thousand dollars, have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's
Annual Report to Shareholders for the year ended December 31, 1997.

The statements as of and for the three month period ended March 31, 1998 and for the three month period ended March 31, 1997 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          --------------------------------
                                             MARCH           DECEMBER
                                             31, 1998        31, 1997
                                          --------------  ---------------
Current Assets                            $   32,256,000  $   27,004,000
Vessels, net and Vessels Included
  in Disposal Program                      1,032,196,000   1,048,945,000
Investment in Cruise
  Business                                                   160,269,000
Other Assets                                 120,423,000     121,976,000
                                          --------------  --------------
                                           1,184,875,000   1,358,194,000
                                          --------------  --------------
Current Installments
  of Long-term Debt, including
  intercompany of $66,800,000 and
  $35,800,000                                 77,167,000      46,086,000
Other Current Liabilities                     16,262,000      19,613,000
                                          --------------  --------------
Total Current Liabilities                     93,429,000      65,699,000
Long-term Debt, including
  intercompany of $183,700,000
  and $107,400,000, and Deferred
  Credits, etc.                              300,227,000     350,177,000
                                          --------------  --------------
                                             393,656,000     415,876,000
                                          --------------  --------------
Net Assets                                $  791,219,000  $  942,318,000
                                          ==============  ==============



                   (See Notes on Following Pages)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note B - Investment in Cruise Business:

In March 1998, the Company recognized a gain of $42,288,000 ($26,500,000 after tax), from the sale of 3,650,000 shares of Royal Caribbean
Cruises Ltd. ("RCCL") common stock, that it had acquired in July 1997 in connection with the disposal of its joint venture interest in Celebrity Cruise Lines Inc. The Company has applied the proceeds from this sale, approximately $180,000,000 net of taxes, to reduce amounts outstanding under its long-term credit facility.

Note C - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:

                                                        AS OF
                                             --------------------------
                                             MARCH        DECEMBER
                                             31, 1998     31, 1997
                                             -----------  ------------
Cash ($40,443,000 and $38,432,000) and
  other current assets (including
  $1,645,000 and $2,640,000 due
  from owners)                               $ 48,472,000 $ 47,003,000
Vessels, net                                  200,956,000  205,770,000
Other assets (including $715,000
  and $557,000 due from owners)                 3,145,000    3,486,000
                                             -----------  ------------
                                              252,573,000  256,259,000
                                             ------------ ------------
Current installments of long-term debt          7,500,000    7,500,000
Other current liabilities                       5,657,000    6,176,000
                                             ------------ ------------
                                               13,157,000   13,676,000
Long-term debt                                 45,000,000   48,750,000
                                             ------------   ----------
                                               58,157,000   62,426,000
                                             ------------ ------------
Net assets (principally undistributed
  net earnings)                              $194,416,000 $193,833,000
                                             ===========  ============
                                                  THREE MONTHS ENDED
                                                     MARCH 31,
                                             -------------------------
                                                1998          1997
                                             ----------    -----------
Revenue, primarily from
  voyages (including $6,385,000 and
  $8,089,000 from vessels chartered
  to owners)                                 $14,388,000   $11,857,000
Costs and expenses                            13,805,000     9,849,000
                                             -----------   -----------
Net income                                   $   583,000   $ 2,008,000
                                             ===========   ===========

                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          ------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,304,000 (three months ended March 31, 1998) and $1,524,000 (three months ended March 31, 1997) of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year is limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $1,221,000 for 1998). Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, including $42,288,000 from the sale of 3,650,000 shares of RCCL, aggregated $46,096,000 (three months ended March 31, 1998) and $3,747,000 (three months ended March
31, 1997), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

No payments of Federal income taxes were required or made during the three month period ended March 31, 1998. Federal income taxes paid (which related to a prior period) amounted to $200,000 in the three months ended March 31, 1997.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including if any of the consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of March 31, 1998 to $32,000,000.

                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt (continued):

As of March 31, 1998, the Company is a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.8%
as of March 31, 1998) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $81,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 1998 to 2008.

Approximately 11% of the net book amount of the Company's vessels and vessels under capital leases, representing three foreign flag and six U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $16,284,000 (three months ended March 31, 1998) and $15,837,000 (three months ended March 31, 1997, excluding capitalized interest).

Note G - Other Income - net:

  Other income - net consists of the following:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                    1998           1997
                                                    ----           ----
Investment income:
  Interest and dividends                          $ 2,942,000   $  2,150,000
  Gain on sale of securities                        4,046,000      6,089,000
  Provision for loss on investments                             (    714,000)
                                                  -----------   -----------
                                                    6,988,000      7,525,000

Miscellaneous - net                                   323,000        246,000
                                                  -----------   -----------
                                                  $ 7,311,000   $  7,771,000
                                                  ============  ===========


                         (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note H - Other Comments:

1. As a result of the current weakness in world dry bulk markets, reflecting, in particular, the Asian economic downturn, the Company decided to extend the period over which it expects to dispose of its 10 older and less competitive dry bulk vessels included in the program for which a reserve was established in 1997; accordingly, it recorded a charge of $5,100,000 ($3,315,000 after tax) in the first quarter of 1998, representing an increase in the reserve, primarily a provision for discount of the cash proceeds expected to be realized subsequent to March 31, 1998. To date, three vessels have been sold and a fourth is under contract for sale by midyear, with aggregate proceeds for the four vessels expected to be approximately $53,000,000.

2. Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 36,793,000 shares (three months ended March 31, 1998) and 36,250,000 shares (three months ended March 31, 1997). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 36,867,000 shares (three months ended March 31, 1998) and 36,339,000 shares (three months ended March 31, 1997).

3. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $100,000,000 for such foreign currency from April 1, 1998 through 2004.

4. In April 1998, the Company's Board of Directors adopted a stock option plan covering up to 1,300,000 shares of the Company's common stock, for which options may be granted at exercise prices of at least fair market value of the common stock at the time of grant. The plan is subject to and conditioned upon shareholder approval.

5. The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective with the first quarter of 1998. FAS 130 requires the presentation of comprehensive income, which (in the Company's case) presently comprises net income plus or minus the change in unrealized gains or losses on the available-for-sale securities portfolio. Comprehensive income for the three months ended March 31, 1998 and 1997 has been shown in the Statement of Changes in Shareholders' Equity.

6. In March 1998, a subsidiary of the Company purchased a vessel under capital lease. This vessel had a net carrying amount of $5,241,000. The purchase price was $16,242,000, including the assumption of $7,906,000 of debt to which the vessel was subject. The excess, $5,044,000, of the purchase price over the carrying amount, $11,198,000, of the lease obligation (which was removed from the balance sheet) was recorded as an adjustment to the carrying amount of the vessel.

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

Rates in the first quarter of 1998 in the international tanker markets averaged above those of the same period of 1997 for VLCCs (over 200,000 dwt) but were disappointing for most of the other sectors. Rates for modern VLCCs peaked in November 1997 at above $50,000 per day, then plunged to around $20,000 per day in early 1998. Thereafter, VLCC rates, supported by increased crude export movements from the Middle East and increased deployment of VLCCs for floating storage, rose throughout the first quarter reaching $40,000 per day early in the second quarter, comfortably above the comparable 1997 period.

Rates for Aframax tankers (80,000 to 120,000 dwt) in the Caribbean market (the Company's primary Aframax trading area) began 1998 at above $25,000 per day, fell to below $10,000 per day, then rose briefly before declining (as the above mentioned long-haul VLCC oil movements displaced short-haul shipments in the Caribbean) to around $11,000 per day early in the second quarter. Average Aframax rates are presently below the level of the comparable 1997 period by a wide margin. The Company's Aframax tanker pool with PDV Marina continues to augment its base of Petroleos de Venezuela cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's 10 pool vessels. Suezmax (120,000 to 200,000 dwt) rates in the first quarter of 1998, on average, were a bit higher than levels prevailing in the first quarter of 1997. Early in the second quarter, these vessels were earning rates between $15,000 and $20,000 per day, somewhat below comparable 1997 levels. Product tanker rates have generally been at unsatisfactory levels throughout early 1998.

Dry bulk rates for both Capesize (over 100,000 dwt) and Panamax (50,000 to 80,000 dwt) vessels moved lower in the first quarter of 1998 compared to both the fourth and first quarters of 1997 and continued at these low

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Income from Vessel Operations (continued)
-----------------------------

levels early in the second quarter of 1998. The current weakness in world dry bulk markets reflects, in particular, the Asian economic downturn.
As a result of these conditions, the Company decided to extend the period over which it expects to dispose of its 10 older and less competitive dry bulk vessels included in the program for which a reserve was established in 1997; accordingly, it recorded a charge of $5.1 million ($3.3 million after tax) in the first quarter of 1998, representing an increase in the reserve, primarily a provision for discount of the cash proceeds expected to be realized subsequent to March 31, 1998. To date, three vessels have been sold and a fourth is under contract for sale by midyear, with aggregate proceeds for the four vessels expected to be approximately $53 million.

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in the first quarter of both 1998 and 1997 based on the published reports of one well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during either period.

                                                  First         First
                                                  Quarter        Quarter
Tankers                                            1998*         1997*

-------                                           -------       -------
Modern VLCCs                                      $34,200       $29,800
Suezmaxes (W. Africa - U.S.)                       24,700        21,500
Aframaxes (Caribbean market)                       19,600        24,700
Products carriers                                  10,700        17,800

Dry Bulk Carriers
-----------------
Capesize                                           12,900        15,000
Panamaxes                                           6,400         9,700

*Average market rates as reported by industry sources.

Income from vessel operations for the quarter ended March 31, 1998 decreased by approximately $5,000,000 from the results for the first quarter of 1997. Income from foreign flag vessel operations decreased about $2,600,000, as a result of reduced rates obtained for certain of the Company's Aframaxes and products carriers and fewer terminated voyage days for certain Suezmax tonnage. This decline was partially offset by the inclusion in the 1998 operating results of one VLCC delivered at the end of the first quarter of 1997 and improved rates earned by another
VLCC. Overall, the number of operating days for the foreign flag fleet was approximately the same in the first quarter of 1998 as in the comparable 1997 period. The balance of the $5,000,000 decrease was attributable to reduced income from operations of the Company's U.S.
flag fleet reflecting the lay-up of one small crude tanker for the whole first quarter of 1998 and of two small U.S. flag dry cargo ships

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Income from Vessel Operations (continued)
-----------------------------

for part of the period, whereas there were no layup days for the U.S. flag fleet in the comparable period of 1997. Also, lower rates were obtained in 1998 for certain U.S. flag petroleum products carriers. Operating days for the U.S. flag crude tanker fleet decreased to approximately 600 days in the 1998 quarter from approximately 700 days in the comparable 1997 period. Since October 1, 1997, depreciation of the dry cargo vessels included in the aforementioned disposal program ceased. Income from vessel operations for the first quarter of 1997 includes the results of these 10 ships, as follows:

               Revenue from voyages                $12,322,000

               Costs and expenses, including
                 agency fees                      ( 11,181,000)

               Depreciation                       (  3,384,000)
                                                  ------------
               (Loss) from vessel operations      ($ 2,243,000)
                                                  ------------

Equity in Results of Cruise Business
------------------------------------

In March 1998, the Company recognized a gain of $42,288,000 ($26,500,000 after tax) from the sale of 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock, that it had acquired in July 1997 in connection with the disposal of its joint venture interest in Celebrity Cruise Lines Inc. ("CCLI"). The Company has applied the proceeds from this sale of approximately $180,000,000, net of taxes, to reduce amounts outstanding under its long-term credit facility (see Interest Expense and Liquidity and Sources of Capital below). Accordingly, in the first quarter of 1998 the Company did not record any equity in the earnings of RCCL, whereas in the comparable period of 1997 the Company recorded a loss of $1,472,000 from its then investment in CCLI.

Other Income - Net
------------------

The details of other income are shown in Note G. Aggregate interest and dividends increased in the 1998 quarter as compared to 1997 because of increased amounts utilized for interest-bearing deposits and investments. Gain on sale of securities approximated $4,000,000 in the first quarter of 1998 compared to approximately $6,100,000 in the corresponding 1997 period.

Interest Expense
----------------

Interest expense decreased in the first quarter of 1998 as a result of a substantial decrease in the average amount of debt outstanding in the 1998 period compared with 1997, reflecting the reduction of debt with the cash proceeds of $120,000,000 from the sale of the Company's investment in CCLI in July 1997 and the proceeds of approximately $180,000,000, net of taxes, from the sale of RCCL common stock referred to above. Interest expense in the 1997 first quarter was reduced by $1,000,000 of interest capitalized in connection with vessel construction. Interest expense reflects $500,000 in the 1998 period and $1,400,000 in the 1997 period of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Provision for Federal Income Taxes
----------------------------------

The provision for federal income taxes in the first quarter of 1998 increased from the comparable period of 1997 because of the increase in pretax income (reflecting a pretax gain on the sale of shares of RCCL of $42,288,000). The provision includes approximately $1,000,000 in the first quarter of 1998 of tax on previously untaxed RCCL earnings and reflects items that are not subject to tax and the dividends received deduction in both periods.

Liquidity and Sources of Capital
--------------------------------

Working capital at March 31, 1998 was approximately $93,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also has investments in marketable securities carried as noncurrent assets, other than securities included in the Capital Construction Fund, with a market value of approximately $36,000,000 at March 31, 1998.

Net cash provided by operating activities in the first three months of 1998 approximated $25,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has an unsecured long-term credit facility of $600,000,000, of which $142,000,000 was used at March 31, 1998, and an unsecured short-term credit facility of $30,000,000, of which $27,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. The cash received from the sale of RCCL common stock referred to under Equity in Results of Cruise Business was used to reduce amounts outstanding under the long-term credit facility.

The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. As of March 31, 1998, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.8% as of March 31, 1998) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating approximately $81,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 1998 to 2008. The Company uses derivative financial instruments for trading purposes from time to time. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $100,000,000 for such foreign currency from April 1, 1998 through 2004.

                                                                May 11, 1998

   --------------------------------------------------------------

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Independent Accountant's Report on Review of Interim Financial Information
--------------------------------------------------------------------------

The accompanying financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------




                               PART II
                              --------


Item 6(a).      Exhibits
---------       --------

See Exhibit Index on page 19.

Item 6(b).      Reports on Form 8-K
---------       -------------------

The Registrant was not required to file any report on Form 8-K during the quarter ended March 31, 1998.

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 1998 and the related condensed consolidated statements of income, cash flows and changes in shareholders' equity for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Overseas Shipholding
Group, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year then ended, not presented herein, and in our report dated February 23, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ERNST & YOUNG LLP



May 11, 1998

                  OVERSEAS SHIPHOLDING GROUP, INC.
                               AND SUBSIDIARIES
                  ---------------------------------



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  May 13, 1998              S/MORTON P. HYMAN
       ------------              ---------------------------------
                                 Morton P. Hyman
                                 President


Date:  May 13, 1998              S/ALAN CARUS
       ------------              --------------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

                            EXHIBIT INDEX
                           --------------







10. 1998 Stock Option Plan adopted for employees of the Registrant and its affiliates.

15.       Letter from Ernst & Young LLP.

27.       Financial Data Schedule.


          NOTE:     Instruments authorizing long-term debt of the
          Registrant and subsidiaries, which do not exceed
          10% of their total assets on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.