Form 10-Q
period 1998-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1998-08-14
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       ----------------------

                              FORM 10-Q
                              ---------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               JUNE 30, 1998
               -------------

               OR

               ( ) TRANSITION REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from
                                             ----------
               to
                  ---------

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
                                             -----------------

                              No Change
--------------------------------------------------------------
Former name, former address and former fiscal year, if
               changed since last report

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

Common Shares outstanding as of August 10, 1998 - 36,794,121

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
              -----------------------------------------

                                               JUNE         DECEMBER
                                               30, 1998     31, 1997 (A)
                                             -------------  ------------
                                              (UNAUDITED)

                               ASSETS
                               ------
Current Assets:
--------------
 Cash, including interest-bearing
   deposits of $97,208,000 and
   $109,835,000                           $   98,458,000    $  113,195,000
 Receivables                                  29,948,000        30,806,000
 Prepaid expenses                             24,862,000        26,379,000
                                          --------------    --------------
   Total Current Assets                      153,268,000       170,380,000

Investments in Marketable Securities          29,025,000        26,792,000
Capital Construction Fund                    180,739,000       174,892,000
Vessels, at cost, less accumulated
   depreciation of $493,849,000 and
   $459,965,000 - Notes F and H7           1,081,972,000     1,106,790,000
Vessels Under Capital Leases, less
   accumulated amortization of
   $64,858,000 and $87,392,000 -
   Note H7                                    57,232,000        65,475,000
Vessels included in Disposal Program,
   at estimated fair value - Note H2          83,454,000       135,860,000
Investment in Cruise Business - Note B                         160,269,000
Investments in Bulk Shipping Joint
   Ventures - Note C                          96,612,000        95,542,000
Other Assets                                  82,791,000        87,224,000
                                          --------------    --------------
                                          $1,765,093,000    $2,023,224,000
                                          ==============    ==============
                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
 Accounts payable                         $    6,116,000    $    6,099,000
 Sundry liabilities and accrued expenses      47,857,000        36,649,000
                                          --------------    --------------
                                              53,973,000        42,748,000
 Current installments of long-term
   debt - Note F                              22,881,000        22,430,000
 Current obligations under capital
   leases - Note H7                            3,959,000         5,867,000
                                          --------------    --------------
   Total Current Liabilities                  80,813,000        71,045,000

Advance Time Charter Revenues                  5,703,000         7,433,000
Long-term Debt - Notes F and H7              691,441,000       966,212,000
Obligations Under Capital Leases -
   Note H7                                    79,067,000        90,094,000

Deferred Federal Income Taxes
   ($110,689,000 and $102,514,000)
   and Deferred Credits - Note E             116,792,000       108,643,000

Shareholders' Equity - Notes E and H3        791,277,000       779,797,000
Commitments and Other Comments -
   Note H
                                          --------------    --------------
                                          $1,765,093,000    $2,023,224,000
                                          ==============    ==============

(A) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                             (UNAUDITED)
--------------------------------------------------------------------------

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                        --------------------------    ---------------------------
                           JUNE           JUNE          JUNE           JUNE
                           30, 1998       30, 1997      30, 1998       30, 1997
                        ------------   ------------   ------------   ------------
Shipping Revenues:
  Revenue from voyages  $104,139,000   $121,620,000   $209,172,000   $248,401,000
  Income attributable
    to bulk shipping
    joint ventures -
    Note C
                             767,000      1,181,000      1,070,000      2,193,000
                        ------------   ------------   ------------   ------------
                         104,906,000    122,801,000    210,242,000    250,594,000
                        ------------   ------------   ------------   ------------
Shipping Expenses:
  Vessel and voyage -
    Note D                62,629,000     73,339,000    126,874,000    151,887,000
  Depreciation of
    vessels and
    amortization
    of capital leases     18,284,000     20,033,000     35,065,000     39,701,000
  Agency fees - Note D     8,321,000      8,954,000     17,140,000     17,798,000
  General and
    administrative         2,019,000      2,156,000      4,893,000      5,285,000
                        ------------   ------------   ------------   ------------
                          91,253,000    104,482,000    183,972,000    214,671,000
                        ------------   ------------   ------------   ------------
Income from Vessel
  Operations              13,653,000     18,319,000     26,270,000     35,923,000
Equity in Results of
  Cruise Business -
  Note B                                  1,293,000                  (    179,000)
Other Income (net) -
  Note G                  13,419,000     11,805,000     20,730,000     19,576,000
                        ------------   ------------   ------------   ------------
                          27,072,000     31,417,000     47,000,000     55,320,000
Interest Expense          15,831,000     21,567,000     34,796,000     41,383,000
                        ------------   ------------   ------------   ------------
                          11,241,000      9,850,000     12,204,000     13,937,000
Gain on Sale of
  Investment in
  Cruise Business -
  Note B                                                42,288,000
Provision for Loss on
  Vessel Disposal
  Program - Note H2                                     (5,100,000)
                        ------------   ------------   ------------   ------------

Income before Federal     11,241,000      9,850,000     49,392,000     13,937,000
  Income Taxes
Provision for Federal
  Income Taxes,
  reflecting deferred
  provision of
  $750,000 $2,760,000,
  $8,175,000 and
  $4,800,000 -  Note E     3,750,000      2,760,000     18,075,000      4,800,000
                        ------------   ------------   ------------   ------------


Net Income              $  7,491,000   $  7,090,000   $ 31,317,000   $  9,137,000
                        ============   ============   ============   ============

Per Share Amounts - Note H3:

Basic and diluted net
   income                    $.20            $.19          $.85         $.25
                             ====            ====          ====         ====
Cash dividends declared*     $.30            $.30          $.45         $.45
                             ====            ====          ====         ====

*Includes $.15 (1998 and 1997) per share for the third quarter.




                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                             (UNAUDITED)
      --------------------------------------------------------


                                            JUNE            JUNE
                                           30, 1998        30, 1997
                                          -----------     ------------

Net cash provided by Operating Activities $ 34,627,000    $ 41,350,000
                                          -----------     ------------

Cash Flows from Investing Activities:
 Proceeds from sale of investment in
   cruise business                         198,474,000
 Purchase of vessel under capital lease   (  7,700,000)(b)
 Purchases of marketable securities       (    763,000)(c)( 69,229,000)
 Proceeds from sales of marketable
   securities                                9,557,000      58,857,000
 Purchase of minority interest                            (  5,102,000)
 Additions to vessels                     (    859,000)   ( 75,673,000)(a)
 Proceeds from sale of vessels included
   in disposal program                      47,306,000
 Proceeds from disposal of other vessels                     1,409,000
 Other - net                              (  1,147,000)   (    125,000)
                                          ------------    ------------
    Net cash provided by/(used in)
      investing activities                 244,868,000    ( 89,863,000)
                                          ------------    ------------

Cash Flows from Financing Activities:
 Issuance of long-term debt                                 90,000,000(a)
 Payments on long-term debt and
   obligations under capital leases       (284,147,000)    (19,599,000)
 Cash dividends paid                      ( 11,038,000)    (10,878,000)
 Other - net                                   953,000       2,160,000
                                          ------------    ------------
    Net cash (used in)/provided by
      financing activities                (294,232,000)     61,683,000
                                          ------------    ------------
Net (Decrease)/increase in Cash           ( 14,737,000)     13,170,000
Cash, including interest-bearing
  deposits, at beginning of period         113,195,000     109,120,000
                                          ------------    ------------
Cash, including interest-bearing
  deposits, at end of period              $ 98,458,000    $122,290,000
                                          ============    ============


(a) Excludes $38,000,000 in connection with the delivery of a vessel.
(b) Excludes $7,906,000, representing the outstanding principal balance of debt assumed in connection with the purchase of a vessel under capital lease.
(c) Excludes $4,083,000, representing the carrying amount of 131,400 shares of Royal Caribbean Cruises Ltd. ("RCCL") retained and reclassified upon sale of 3,650,000 shares of RCCL.





                      (See Accompanying Notes)

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                              (UNAUDITED)
      ---------------------------------------------------------------------

                                Paid-in                                           Accumulated Other
                    Common      Additional   Retained       Treasury Stock        Comprehensive
                    Stock*      Capital      Earnings     Shares       Amount     (Loss)/Income**   Total
                  --------      ---------    --------     ------       ------     -------------     -----
   Balance at
   January 1,
     1998         $39,591,000  $96,149,000 $685,128,000  2,798,196  ($41,719,000) $  648,000     $779,797,000
                                                                                                 ------------
   Net Income                                31,317,000                                            31,317,000
   Unrealized
     (Loss) on
     Available-
     For-Sale
     Securities                                                                   (3,305,000)    (  3,305,000)
                                                                                                 ------------
   Comprehensive
     Income                                                                                        28,012,000***
                                                                                                 ------------
   Cash Dividends
     Declared                             ( 16,557,000)                                          ( 16,557,000)
   Options
     Exercised                       4,000               (   1,558)       21,000                       25,000
                  -----------   ---------- ------------   --------  ------------  -----------    ------------
   Balance at
   June 30, 1998  $39,591,000  $96,153,000 $699,888,000  2,796,638  ($41,698,000) ($2,657,000)   $791,277,000
                  ===========  =========== ============  =========  ============  ===========    ============

   Balance at
   January 1,
    1997          $39,591,000 $93,725,000  $687,981,000  3,355,390  ($49,210,000) ($2,649,000)   $769,438,000
                                                                                                 ------------
   Net Income                                 9,137,000                                             9,137,000
   Unrealized Gain
     on Available-
     For-Sale
     Securities                                                                     3,416,000       3,416,000
                                                                                                 ------------
   Comprehensive
     Income                                                                                        12,553,000****
                                                                                                 ------------
   Cash Dividends
     Declared                              ( 16,317,000)                                         ( 16,317,000)
   Options
     Exercised                     322,000               ( 120,442)    1,594,000                    1,916,000
                  -----------  ----------- ------------  ---------  ------------  -----------    ------------
   Balance at
   June 30, 1997  $39,591,000  $94,047,000 $680,801,000  3,234,948  ($47,616,000) $   767,000    $767,590,000
                  ===========  =========== ============  =========  ============  ===========    ============

      *Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
     **Represents unrealized (losses)/gains on available-for-sale securities, net of tax.
    ***Comprehensive loss for the three months ended June 30, 1998 was $1,501,000.
   ****Comprehensive income for the three months ended June 30, 1997 was $16,197,000.



                            (See Accompanying Notes)

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

The statements as of June 30, 1998 and for the three month and six month periods ended June 30, 1998 and June 30, 1997 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:

                                                       AS OF
                                          -------------------------------
                                             JUNE            DECEMBER
                                             30, 1998        31, 1997
                                          --------------  ---------------
Current Assets                            $   25,689,000  $   27,004,000
Vessels, net and Vessels Included
  in Disposal Program                        974,905,000   1,048,945,000
Investment in Cruise Business                                160,269,000
Other Assets                                 123,419,000     121,976,000
                                          --------------  --------------
                                           1,124,013,000   1,358,194,000
                                          --------------  --------------
Current Installments of
  Long-term Debt, including inter-
  company of $66,800,000 and
  $35,800,000                                 77,250,000      46,086,000
Other Current Liabilities                     14,420,000      19,613,000
                                          --------------  --------------
Total Current Liabilities                     91,670,000      65,699,000
Long-term Debt, including
  intercompany of $167,000,000
  and $107,400,000, and Deferred
  Credits, etc.                              235,162,000     350,177,000
                                          --------------  --------------
                                             326,832,000     415,876,000
                                          --------------  --------------
Net Assets                                $  797,181,000  $  942,318,000
                                          ==============  ==============






                   (See Notes on Following Pages)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note B - Investment in Cruise Business:

In March 1998, the Company recognized a gain of $42,288,000 ($26,500,000 after tax) from the sale of 3,650,000 shares of Royal Caribbean
Cruises Ltd. ("RCCL") common stock that it had acquired in July 1997 in connection with the disposal of its joint venture interest in Celebrity Cruise Lines Inc. The Company has applied the proceeds from this sale, approximately $180,000,000 net of taxes, to reduce amounts outstanding under its long-term credit facility.

Note C - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures.  A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:
                                                        AS OF
                                             --------------------------
                                             JUNE         DECEMBER
                                             30, 1998     31, 1997
                                             -----------  ------------
Cash ($47,458,000 and $38,432,000) and
  other current assets (including
  $1,060,000 and $2,640,000 due
  from owners)                               $ 54,348,000 $ 47,003,000
Vessels, net                                  198,167,000  205,770,000
Other assets (including $874,000
  and $557,000 due from owners)                 2,292,000    3,486,000
                                             -----------  ------------
                                              254,807,000  256,259,000
                                             ------------ ------------
Current installments of long-term debt          7,500,000    7,500,000
Other current liabilities                       6,375,000    6,176,000
                                             ------------ ------------
                                               13,875,000   13,676,000
Long-term debt                                 45,000,000   48,750,000
                                             ------------ ------------
                                               58,875,000   62,426,000
                                             ------------ ------------
Net assets (principally undistributed
  net earnings)                              $195,932,000 $193,833,000
                                             ============ ============

                         THREE MONTHS ENDED         SIX MONTHS ENDED
                               JUNE 30,                   JUNE 30,
                      ------------------------  -------------------------
                          1998        1997          1998        1997
                          ----        ----          ----        ----
Revenue, primarily from
  voyages (including
  $7,033,000,
  $10,456,000,
  $13,418,000 and
  $18,545,000 from
  vessels chartered
  to owners)          $13,496,000  $13,193,000  $27,884,000  $25,050,000
Costs and expenses     11,980,000   10,816,000   25,785,000   20,665,000
                      -----------  -----------  -----------  -----------
Net income            $ 1,516,000  $ 2,377,000  $ 2,099,000  $ 4,385,000
                      ===========  ===========  ===========  ===========

                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

All subsidiaries with vessels and certain joint ventures are parties to agreements with Maritime Overseas Corporation ("Maritime") that provide, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries receive specified compensation. Vessel and voyage expenses include $1,291,000 (three months ended June 30, 1998), $1,566,000 (three months ended June 30, 1997), $2,595,000 (six months ended June 30, 1998) and $3,090,000 (six months ended June 30, 1997) of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year is limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $1,221,000 for 1998). Maritime is owned by a director of the Company; directors or officers of the Company constitute all four of the directors and the majority of the principal officers of Maritime.

In June 1998, the Company announced that it plans to assume direct management and operation of its bulk shipping fleet, terminating its arrangements, by mutual consent, with Maritime. The Company will employ the staff of Maritime, acquire certain employee benefit plan assets and assume related obligations of Maritime and acquire certain of Maritime's other assets. The transactions are expected to be completed in the fourth quarter of 1998 and do not involve material amounts.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $6,058,000 (three months ended June 30, 1998), $7,318,000 (three months ended June 30, 1997), $52,154,000, including $42,288,000 from the sale of 3,650,000 shares of RCCL, (six months ended June 30, 1998) and $11,065,000 (six months ended June 30, 1997), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December
31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

Federal income taxes paid amounted to $4,900,000 and $200,000 in the six months ended June 30, 1998 and 1997, respectively.


                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including if any of the consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of June 30, 1998 to $24,700,000.

As of June 30, 1998, the Company is a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.8%
as of June 30, 1998) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $79,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 1998 to 2008.

Approximately 11% of the net book amount of the Company's vessels and vessels under capital leases, representing three foreign flag and six U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $35,476,000 (six months ended June 30, 1998) and $40,203,000 (six months ended June 30, 1997), excluding capitalized interest.

Note G - Other Income - net:

  Other income - net consists of the following:

                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                 JUNE 30,                 JUNE  30,
                         -----------------------  --------------------------
                             1998        1997          1998        1997
                             ----        ----          ----        ----
Investment income:
  Interest and dividends $ 2,405,000 $ 2,142,000   $ 5,347,000  $ 4,292,000
  Gain on sale of
   securities              9,802,000   9,476,000    13,848,000   15,565,000
  Provision for loss
   on investments                                                  (714,000)
                         ----------  ----------   -----------   -----------
                          12,207,000  11,618,000    19,195,000   19,143,000
Gain on disposal
  of vessels                             145,000                    145,000
Miscellaneous - net        1,212,000      42,000     1,535,000      288,000
                          ----------  ----------   -----------  -----------
                         $13,419,000 $11,805,000   $20,730,000  $19,576,000
                         =========== ===========  ============  ===========

                    (See Note on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements


Note H - Commitments and Other Comments:

1. As of August 10, 1998, the Company has commitments for the construction of two 308,700 dwt double-hulled foreign flag VLCCs for delivery in 2000, with an aggregate contract price based on standard shipyard contract terms of $140,000,000, discounted to approximately $130,000,000 to reflect the prepayment of a substantial portion of the purchase price. The prepayment, $105,000,000, will be made in August 1998, after receipt of refundment guaranties from a major U.S. insurance company. The Company will draw down on its revolving credit facility to fund the prepayment.

2. As a result of the current weakness in world dry bulk markets, reflecting, in particular, the Asian economic downturn, the Company decided to extend the period over which it expects to dispose of its 10 older and less competitive dry bulk vessels included in the program for which a reserve was established in 1997; accordingly, it recorded a charge of $5,100,000 ($3,315,000 after tax) in the first quarter of 1998, representing an increase in the reserve, primarily a provision for discount of the cash proceeds expected to be realized subsequent to March 31, 1998. To date, four vessels have been sold with aggregate proceeds for the four vessels of approximately $53,000,000.

3. Basic net income per share is based on the following weighted average number of common shares outstanding during each period:
36,794,000 shares (three months ended June 30, 1998), 36,280,000 shares (three months ended June 30, 1997), 36,793,000 shares (six months ended June 30, 1998) and 36,265,000 shares (six months ended June 30, 1997). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 36,867,000 shares (three months ended June 30, 1998), 36,380,000 shares (three months ended June 30,
1997), 36,867,000 shares (six months ended June 30, 1998) and 36,359,000 shares (six months ended June 30, 1997).

4. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $96,000,000 for such foreign currency from July 1, 1998 through 2004.

5. In April 1998, the Company's Board of Directors adopted a stock option plan covering up to 1,300,000 shares of the Company's common stock, for which options may be granted at exercise prices of at least fair market value of the common stock at the time of grant. The plan received shareholder approval.






                    (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements


Note H - Commitments and Other Comments: (Continued)

6. The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective with the first quarter of 1998. FAS 130 requires the presentation of comprehensive income, which (in the Company's case) presently comprises net income plus or minus the change in unrealized gains or losses on the available-for-sale securities portfolio. Comprehensive income for the three months and six months ended June 30, 1998 and 1997 has been shown in the Statement of Changes in Shareholders' Equity.

7. In March 1998, a subsidiary of the Company purchased a vessel under capital lease. This vessel had a net carrying amount of $5,241,000. The purchase price was $16,242,000, including the assumption of $7,906,000 of debt to which the vessel was subject. The excess, $5,044,000, of the purchase price over the carrying amount, $11,198,000, of the lease obligation (which was removed from the balance sheet) was recorded as an adjustment to the carrying amount of the vessel.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------

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

Rates in the first half of 1998 in the international tanker markets averaged above those of the same period of 1997 for VLCCs (over 200,000 dwt) but were disappointing for most of the other sectors. Rates for modern
VLCCs peaked in November 1997 at above $50,000 per day, plunged to around $20,000 per day in early 1998 and, thereafter, supported by increased crude export movements from the Middle East and increased deployment of VLCCs for floating storage, rose throughout the first quarter reaching above $40,000 per day in the second quarter, comfortably above the comparable 1997 period. VLCC rates were in the $36,000 to $44,000 per day range early in the third quarter.

Rates for Aframax tankers (80,000 to 120,000 dwt) in the Caribbean market (the Company's primary Aframax trading area) began 1998 at above
$25,000 per day, fell to below $10,000 per day, then rose briefly before declining to average approximately $14,000 per day in the second quarter. Average Aframax rates are presently approximately $14,000 per day, somewhat below the level of the comparable 1997 period. This follows a modest rally that was short lived, as oil inventories were being replenished in anticipation of price increases later this summer. The Company's Aframax tanker pool with PDV Marina continues to augment its base of Petrleos de Venezuela cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's 10 pool vessels. Suezmax (120,000 to 200,000 dwt) rates in the first half of 1998, on average, were a bit higher than levels prevailing in the first half of 1997. Early in the third quarter, these vessels were earning rates between $15,000 and $20,000 per day, approximately the same as levels in the comparable
1997 period. Product tanker rates have generally been at unsatisfactory levels throughout the first half of 1998.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Income From Vessel Operations (continued)
-----------------------------

Dry bulk rates for both Capesize (over 100,000 dwt) and Panamax (50,000 to 80,000 dwt) vessels moved lower in the first half of 1998 compared to both the fourth quarter and first half of 1997 and continued at these low levels early in the third quarter of 1998. The current weakness in world dry bulk markets reflects, in particular, the Asian economic downturn. As a result, the Company decided to extend the period over which it expects to dispose of its 10 older and less competitive dry bulk vessels included in the program for which a reserve was established in 1997;
accordingly, it recorded a charge of $5.1 million ($3.3 million after tax) in the first quarter of 1998, representing an increase in the reserve, primarily a provision for discount of the cash proceeds expected to be realized subsequent to March 31, 1998. To date, four vessels have been sold, with aggregate proceeds for the four vessels of approximately $53 million.

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in the first and second quarters of both 1998 and 1997 based on the published reports of one well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during any of the periods.

                                    1998*               1997*
                              -----------------   ------------------
                              Second     First    Second     First
Tankers                       Quarter    Quarter  Quarter    Quarter
                              -------    -------  -------    -------
Modern VLCCs                  $38,700    $34,200  $31,500    $29,800
Suezmaxes (W. Africa - U.S.)   20,800     24,700   21,100     21,500
Aframaxes (Caribbean market)   13,700     19,600   27,700     24,700
Products carriers               9,600     10,700   14,000     17,800

Dry Bulk Carriers

Capesize                        9,400     12,900   14,300     15,000
Panamaxes                       5,700      6,400    8,100      9,700

*Average market rates as reported by industry sources.

Income from vessel operations for the second quarter and first half of 1998 decreased by approximately $4,700,000 and $9,700,000, respectively, from the results for the corresponding periods of 1997. Income from foreign flag vessel operations accounted for about $2,700,000 and $5,300,000, respectively, of the decreases; this resulted from reduced rates obtained for the Company's Aframaxes, particularly in the second quarter of 1998, certain of the Company's Suexmax tonnage, most of its products carriers and its two modern Capesize bulk carriers. These declines were partially offset by the inclusion in the 1998 operating results of one double-hulled VLCC

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Income From Vessel Operations (continued)
-----------------------------

which began operations early in the second quarter of 1997 and improved rates earned by the Company's double-hulled VLCC tonnage trading in the spot market. Overall, the total number of operating days for the foreign flag fleet (other than vessels included in the aforementioned disposal program) was not significantly different in the 1998 periods compared to 1997. Income from operations of the Company's U.S. flag fleet in the second quarter and first half of 1998 declined by $2,000,000 and $4,400,000, respectively, from comparable 1997 periods, reflecting the lay-up of one small crude tanker for all of the first half of 1998 and of an additional small crude tanker and two small U.S. flag dry cargo ships for substantial portions of the 1998 periods, whereas the U.S. flag fleet experienced no lay-up days in the comparable periods of 1997. Overall, the U.S. flag crude tanker fleet had 150 and 250 fewer operating days in the 1998 second quarter and first half, respectively, than in the 1997 second quarter and first half. Since October 1, 1997, depreciation of the dry cargo vessels included in the aforementioned disposal program ceased. Income from vessel operations for the second quarter and first half of 1997 includes the results of these 10 ships, as follows:

                                         Quarter Ended    Six Months Ended
                                         June 30, 1997    June 30, 1997
                                         -------------    ----------------

Revenue from voyages                      $10,469,000      $22,791,000

Costs and expenses, including
  agency fees                            ( 10,014,000)    ( 21,195,000)

Depreciation                             (  2,928,000)    (  6,312,000)
                                         ------------     ------------
(Loss) from vessel operations            ($ 2,473,000)    ($ 4,716,000)
                                         ============     ============

Equity in Results of Cruise Business
------------------------------------

In March 1998, the Company recognized a gain of $42,288,000 ($26,500,000 after tax) from the sale of 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock, that it had acquired in July 1997 in connection with the disposal of its joint venture interest in Celebrity Cruise Lines Inc. ("CCLI"). The Company has applied the proceeds from this sale of approximately $180,000,000, net of taxes, to reduce amounts outstanding under its long-term credit facility (see Interest Expense and Liquidity and Sources of Capital below). Accordingly, in the first half of 1998 the

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Equity in Results of Cruise Business (continued)
------------------------------------

Company did not record any equity in the earnings of RCCL, whereas the Company recorded a loss of $179,000 in the first half of 1997 and income of $1,293,000 in the second quarter of 1997 from its then investment in CCLI.

Other Income - Net
------------------

The details of other income are shown in Note G. Aggregate interest and dividends increased in the 1998 second quarter and first half as compared to the corresponding periods of 1997 because of increased amounts utilized for interest-bearing deposits and investments. Gains on sale of securities were $9,802,000 (second quarter of 1998), $13,848,000 (first half of 1998), $9,476,000 (second quarter of 1997)
and $15,565,000 (first half of 1997).

Interest Expense
----------------

Interest expense decreased in the second quarter and first half of 1998 as a result of a substantial decrease in the average amount of debt outstanding in the 1998 periods compared with 1997, reflecting the reduction of debt with the cash proceeds of $120,000,000 from the sale of the Company's investment in CCLI in July 1997, the proceeds of approximately $180,000,000, net of taxes, from the sale of RCCL common stock referred to above and proceeds of $53,000,000 from the aforementioned sale of four dry cargo vessels. Interest expense in the 1997 second quarter and first half were reduced by $300,000 and $1,300,000, respectively, of interest capitalized in connection with vessel construction. Interest expense reflects $1,100,000 (second quarter of 1998), $2,100,000 (first half of 1998), $1,200,000 (second quarter of 1997) and $2,600,000 (first half of 1997) of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

Provision for Federal Income Taxes
----------------------------------

The provisions for federal income taxes in the second quarter and first half of 1998 increased from the comparable periods of 1997 because of the increase in pretax income (reflecting in the first half of 1998 a pretax gain of $42,288,000 on the sale of shares of RCCL). The provision in the first half of 1998 includes approximately $1,000,000 of tax on previously untaxed RCCL earnings and the provisions in all periods reflect items that are not subject to tax and the dividends received deduction.

New Accounting Standard
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("FAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new statement effective January 1, 2000. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value.
Derivatives that are not hedges must be adjusted to fair value through income. For derivatives that are hedges, depending on the nature of the hedges, changes in the fair value of derivatives will either be offset against changes in fair value of the hedged liabilities or firm commitments through earnings or recognized in

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


New Accounting Standard (continued)
-----------------------

other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of FAS 133 will be on its earnings and financial position.

Liquidity and Sources of Capital
--------------------------------

Working capital at June 30, 1998 was approximately $72,500,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also has investments in marketable securities carried as noncurrent assets, other than securities included in the Capital Construction Fund, with a market value of approximately $29,000,000 at June 30, 1998.

Net cash provided by operating activities in the first half of 1998 approximated $35,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has an unsecured long-term credit facility of $600,000,000, of which $102,000,000 was used at June 30, 1998, and an unsecured short-term credit facility of $30,000,000, of which $8,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. The cash received from the sale of RCCL common stock referred to under Equity in Results of Cruise Business was used to reduce amounts outstanding under the long-term credit facility.

The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. As of June 30, 1998, the Company is a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.8%
as of June 30, 1998) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating approximately $79,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 1998 to 2008. The Company uses derivative financial instruments for trading purposes from time to time. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $96,000,000 for such foreign currency from July 1, 1998 through 2004.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         ---------------------------------------------------


Liquidity and Sources of Capital (continued)
--------------------------------

As of August 10, 1998, the Company has commitments for the construction of two 308,700 dwt double-hulled foreign flag VLCCs for delivery in 2000, with an aggregate contract price based on standard shipyard contract terms of $140,000,000, discounted to approximately $130,000,000 to reflect the prepayment of a substantial portion of the purchase price.
The prepayment, $105,000,000, will be made in August 1998, after receipt of refundment guaranties from a major U.S. insurance company.
The Company will draw down on its revolving credit facility to fund the prepayment.

                                                             August 10, 1998

  -----------------------------------------------------------------



Independent Accountant's Report on Review of Interim Financial Information
--------------------------------------------------------------------------

The accompanying financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.


 -------------------------------------------------------------------

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------
                               PART II
                               -------

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the Annual Meeting of Stockholders on June 2, 1998 the stockholders elected twelve directors, each for a term of one year, approved the appointment of Ernst & Young LLP as independent auditors for the year 1998 and approved the adoption by the Board of Directors of the Registrant's 1998 Stock Option Plan. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. A total of 31,700,890 shares were voted with respect to each of the aforementioned matters, and there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

NUMBER OF SHARES
-----------------------------------------------------------------------------
NAME OF NOMINEE                                       WITHHELD AUTHORITY
 FOR DIRECTOR               VOTED FOR                      TO VOTE
-----------------------------------------------------------------------------

Raphael Recanati         31,678,706                         22,184
Morton P. Hyman          31,682,305                         18,585
Robert N. Cowen          31,682,184                         18,706
George C. Blake          31,682,330                         18,560
Oudi Recanati            31,681,663                         19,227
Thomas H. Dean           31,678,983                         21,907
Michel Fribourg          31,678,366                         22,524
William L. Frost         31,681,910                         18,980
Ran Hettena              31,678,810                         22,080
Stanley Komaroff         31,680,010                         20,880
Solomon N. Merkin        31,682,119                         18,771
Joel I. Picket           31,680,290                         20,600

The resolution to approve the appointment of Ernst & Young LLP as independent auditors was adopted by a vote of 31,688,138 shares in favor, 3,008 shares against and 9,744 shares abstained.

The adoption by the Board of Directors of the Registrant's 1998 Stock Option Plan was approved by a vote of 31,478,633 shares in favor, 146,140 shares against and 76,117 shares abstained.

Item 6(a).     Exhibits
--------       --------

See Exhibit Index on page 21.

Item 6(b).     Reports on Form 8-K
---------      -------------------

The Registrant was not required to file any report on Form 8-K during the quarter ended June 30, 1998.

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





        INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM
                        FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 1998, the related condensed consolidated statements of income for the three month and six month periods ended June 30, 1998 and 1997 and the related condensed consolidated statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



August 10, 1998

                  OVERSEAS SHIPHOLDING GROUP, INC.
                           AND SUBSIDIARIES
                  --------------------------------



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  August 13, 1998           MORTON P. HYMAN
       -----------------         -------------------------
                                 Morton P. Hyman
                                 President


Date:  August 13, 1998           ALAN CARUS
       -----------------         ------------------------
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