Form 10-Q
period 1998-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1998-11-16
CIK 75208

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                       -----------------------


                              FORM 10-Q
                             ----------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               SEPTEMBER 30, 1998
               ------------------

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

                  OVERSEAS SHIPHOLDING GROUP, INC.
                  --------------------------------
          (Exact name of registrant as specified in its charter)


           DELAWARE                              13-2637623
-------------------------------              -------------------
(State or other jurisdiction of              (IRS Employer Identi-
incorporation or organization)                    fication No.)

1114 Avenue of the Americas, New York, New York        10036
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
  area code                                     (212) 869-1222
                                                --------------

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

                                             YES  X   NO
                                                 ---    ----

Common Shares outstanding as of November 9, 1998 - 36,795,397

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
         ---------------------------------------------------

                                             SEPTEMBER       DECEMBER
                                             30, 1998       31, 1997 (A)
                                           --------------   ------------
                                            (UNAUDITED)
                               ASSETS
                               ------
Current Assets:
--------------
 Cash, including interest-bearing deposits
   of $61,030,000 and $109,835,000         $   65,482,000   $  113,195,000
 Receivables                                   37,733,000       30,806,000
 Prepaid expenses                              21,558,000       26,379,000
                                           --------------   --------------
   Total Current Assets                       124,773,000      170,380,000

Investments in Marketable Securities           10,193,000       26,792,000
Capital Construction Fund                     167,589,000      174,892,000
Vessels, at cost, less accumulated
   depreciation of $509,984,000 and
   $459,965,000 - Notes F and H7            1,180,196,000    1,106,790,000
Vessels Under Capital Leases, less
   accumulated amortization of
   $66,202,000 and $87,392,000 - Note H7       55,888,000       65,475,000
Vessels included in Disposal Program,
   at estimated fair value - Note H2           79,428,000      135,860,000
Investment in Cruise Business - Note B                         160,269,000
Investments in Bulk Shipping Joint
   Ventures - Note C                           97,216,000       95,542,000
Other Assets                                   79,943,000       87,224,000
                                           --------------   --------------
                                           $1,795,226,000   $2,023,224,000
                                           ==============   ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
-------------------
 Accounts payable                          $    3,153,000   $    6,099,000
 Sundry liabilities and accrued expenses       46,801,000       36,649,000
                                           --------------   --------------
                                               49,954,000       42,748,000
 Current installments of long-term
    debt - Note F                              19,968,000       22,430,000
 Current obligations under capital
    leases - Note H7                            4,004,000        5,867,000
                                           --------------   --------------
   Total Current Liabilities                   73,926,000       71,045,000

Advance Time Charter Revenues                   6,110,000        7,433,000
Long-term Debt - Notes F and H7               749,589,000      966,212,000
Obligations Under Capital
   Leases - Note H7                            78,552,000       90,094,000

Deferred Federal Income Taxes
   ($98,384,000 and
   $102,514,000) and Deferred
   Credits - Note E                           103,912,000      108,643,000

Shareholders' Equity - Notes E
   and H3                                     783,137,000      779,797,000
Commitments and Other Comments -
   Note H
                                           --------------   --------------
                                           $1,795,226,000   $2,023,224,000
                                           ==============   ==============

(A)The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


                      (See Accompanying Notes)


          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS AND NINE MONTHS
           ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                             (UNAUDITED)
        ----------------------------------------------------

                            THREE MONTHS ENDED        NINE MONTHS ENDED
                      ---------------------------   -----------------------

                        SEPTEMBER      SEPTEMBER     SEPTEMBER     SEPTEMBER
                         30, 1998       30, 1997      30, 1998     30, 1997
                      -------------  ------------   ------------  -----------
Shipping Revenues:
  Revenue from
    voyages          $104,885,000   $120,933,000   $314,057,000  $369,334,000
  Income attributable
    to bulk shipping
    joint ventures -
    Note C
                          604,000        719,000      1,674,000     2,912,000
                     ------------   ------------   ------------  ------------
                      105,489,000    121,652,000    315,731,000   372,246,000
                     ------------   ------------   ------------  ------------
Shipping Expenses:
  Vessel and voyage -
    Note D             64,315,000     76,922,000    191,189,000   228,809,000
  Depreciation of
    vessels and
    amortization
    of capital
    leases             18,347,000     20,771,000     53,412,000    60,472,000
  Agency fees -
    Note D              8,593,000      8,793,000     25,733,000    26,591,000
  General and
    administrative      1,975,000      2,926,000      6,868,000     8,211,000
                     ------------   ------------   ------------  ------------
                       93,230,000    109,412,000    277,202,000   324,083,000
                     ------------   ------------   ------------  ------------
Income from Vessel
  Operations           12,259,000     12,240,000     38,529,000    48,163,000
Equity in Results of
  Cruise Business -
  Note B                               3,463,000                    3,284,000
Other Income (net) -
  Note G               10,551,000     12,023,000     31,281,000    31,599,000
                     ------------   ------------   ------------  ------------
                       22,810,000     27,726,000     69,810,000    83,046,000
Interest Expense       14,991,000     21,475,000     49,787,000    62,858,000
                     ------------   ------------   ------------  ------------
                        7,819,000      6,251,000     20,023,000    20,188,000
Gain on Sale of
  Investment in
  Cruise Business -
  Note B
Gain Resulting from
  Public Offering                     21,576,000     42,288,000    21,576,000
  of Shares by Royal
  Caribbean Cruises
  Ltd. - Note B                        7,842,000       7,842,000
Provision for Loss
  on Vessel disposal
  program - Note H2                  (26,536,000)  (  5,100,000) ( 26,536,000)
                     ------------   ------------   ------------  ------------

Income before Federal
  income taxes          7,819,000      9,133,000     57,211,000    23,070,000
Provision for Federal
  income taxes,
  reflecting deferred
  provision/(credit)
  of ($325,000),
  $1,510,000, $7,850,000
  and $6,310,000 -
  Note E                2,625,000      3,950,000     20,700,000     8,750,000
                     ------------   ------------   ------------  ------------


Net Income           $  5,194,000   $  5,183,000   $ 36,511,000  $ 14,320,000
                     ============   ============   ============  ============

Per Share Amounts - Note H3:

Basic and diluted net
  income                    $.14            $.14          $.99           $.39
                            ====            ====          ====           ====
Cash dividends declared                                   $.45           $.45
                                                          ====           ====





                      (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                             (UNAUDITED)
  -----------------------------------------------------------------


                                           SEPTEMBER       SEPTEMBER
                                           30, 1998        30, 1997
                                          -----------     ------------

Net cash provided by Operating Activities $ 43,471,000      $ 60,361,000
                                          ------------      ------------

Cash Flows from Investing Activities:
 Proceeds from sale of investment in
   cruise business                         198,474,000       120,050,000
 Purchase of vessel under capital lease   (  7,700,000)(b)
 Purchases of marketable securities       (    753,000)(c)  (100,959,000)
 Proceeds from sales of marketable
  securities                                29,490,000        93,959,000
 Purchase of minority interest                              (  5,102,000)
 Additions to vessels                     (112,619,000)     ( 80,348,000)(a)
 Proceeds from sale of vessels included
   in disposal program                      47,306,000
 Proceeds from disposal of other vessels                       4,612,000
 Other - net                              (    398,000)     (  5,653,000)
                                          ------------      ------------
    Net cash provided by
      investing activities                 153,800,000        26,559,000
                                          ------------      ------------

Cash Flows from Financing Activities:
 Issuance of long-term debt                                      (a)
 Payments on long-term debt and
   obligations under capital leases       (229,382,000)      (77,916,000)
 Cash dividends paid                      ( 16,557,000)      (16,352,000)
 Issuance of common stock upon exercise
   Of stock options                                            8,291,000
 Other - net                                   955,000           274,000
                                          ------------      ------------
    Net cash (used in)
      financing activities                (244,984,000)     ( 85,703,000)
                                          ------------      ------------
Net (Decrease)/increase in Cash           ( 47,713,000)        1,217,000
Cash, including interest-bearing
  deposits, at beginning of period         113,195,000       109,120,000
                                          ------------      ------------
Cash, including interest-bearing
  deposits, at end of period              $ 65,482,000      $110,337,000
                                          ============      ============


(a) Excludes $38,000,000 in connection with the delivery of a vessel.
(b) Excludes $7,906,000, representing the outstanding principal balance of debt assumed in connection with the purchase of a vessel under capital lease.
(c) Excludes $4,083,000, representing the carrying amount of131,400 shares of Royal Caribbean Cruises Ltd. ("RCCL") retained and reclassified upon sale of 3,650,000 shares of RCCL.




                      (See Accompanying Notes)

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)
       -------------------------------------------------------------------

                                   Paid-in                                                    Accumulated Other
                    Common         Additional    Retained    Treasury Stock                   Comprehensive
                    Stock*         Capital       Earnings       Shares            Amount      (Loss)/Income**     Total
                  --------        ----------     --------      -------           -------      -------------          ------
   Balance at
     January
     1, 1998      $39,591,000     $96,149,000  $685,128,000    2,798,196       ($41,719,000)  $    648,000        $779,797,000
                                                                                                                  ------------
   Net Income                                    36,511,000                                                         36,511,000
     Unrealized
     (Loss) on
     Available-
     For-Sale
     Securities                                                                               ( 16,641,000)       ( 16,641,000)
                                                                                                                  ------------
   Comprehensive
     Income                                                                                                         19,870,000***
                                                                                                                  ------------
   Cash Dividends                              ( 16,557,000)                                                      ( 16,557,000)
   Options
     Exercised                         4,000                   (   1,714)            23,000                             27,000
                  -----------    -----------   ------------    ---------        -----------    -----------       -------------
   Balance at
   September 30,
     1998         $39,591,000     $96,153,000  $705,082,000    2,796,482       ($41,696,000)  ($15,993,000)        $783,137,000
                  ===========     ===========  ============    =========        ===========    ===========        ============

   Balance at
    January 1,
    1997          $39,591,000     $93,725,000  $687,981,000    3,355,390       ($49,210,000)   ($2,649,000)       $769,438,000
                                                                                                                  ------------
   Net Income                                    14,320,000                                                         14,320,000
   Unrealized Gain
     on Available-
     For-Sale
     Securities                                                                                  7,920,000           7,920,000
                                                                                                                  ------------
   Comprehensive
     Income                                                                                                         22,240,000****
                                                                                                                  ------------
   Cash Dividends                              ( 16,352,000)                                                      ( 16,352,000)
   Options
     Exercised                        934,000                  ( 547,316)         7,357,000                          8,291,000
   Tax Benefit Re-
     lated to
     Options
     Exercised                      1,440,000                                                                        1,440,000
                  -----------     -----------  ------------    ----------      ------------     ----------         -----------
   Balance at
   September 30,
     1997         $39,591,000     $96,099,000  $685,949,000     2,808,074      ($41,853,000)    $5,271,000        $785,057,000
                  ===========     ===========  ============    ==========       ===========     ==========        ============

      *Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
     **Represents unrealized (losses)/gains on available-for-sale securities, net of tax.
    ***Comprehensive loss for the three months ended September 30, 1998 was
$8,142,000.
   ****Comprehensive income for the three months ended September 30, 1997 was
$9,687,000.

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

The statements as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and September 30, 1997 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of those for a full fiscal year.

Note A - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:



                                                       AS OF
                                          ------------------------------
                                             SEPTEMBER         DECEMBER
                                             30, 1998        31, 1997
                                          --------------  --------------
Current Assets                            $   25,539,000  $   27,004,000
Vessels, net and Vessels Included
  in Disposal Program                      1,068,986,000   1,048,945,000
Investment in Cruise Business                                160,269,000
Other Assets                                 122,336,000     121,976,000
                                          --------------  --------------
                                           1,216,861,000   1,358,194,000
                                          --------------  --------------
Current Installments of
  Long-term Debt, including inter-
  company of $16,700,000 and
  $35,800,000                                 27,236,000      46,086,000
Other Current Liabilities                     12,983,000      19,613,000
                                          --------------  --------------
Total Current Liabilities                     40,219,000      65,699,000
Long-term Debt, including
  intercompany of $217,100,000
  and $107,400,000, and Deferred
  Credits, etc.                              374,094,000     350,177,000
                                          --------------  --------------
                                             414,313,000     415,876,000
                                          --------------  --------------
Net Assets                                $  802,548,000  $  942,318,000
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

Note C - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:


                                                        AS OF
                                             --------------------------
                                             SEPTEMBER    DECEMBER
                                             30, 1998     31, 1997
                                             -----------  ------------
Cash ($44,807,000 and $38,432,000) and
  other current assets (including
  $282,000 and $2,640,000 due
  from owners)                               $ 51,544,000 $ 47,003,000
Vessels, net                                  195,376,000  205,770,000
Other assets (including $1,061,000
  and $557,000 due from owners)                 3,529,000    3,486,000
                                             -----------  ------------
                                              250,449,000  256,259,000
                                             ------------ ------------
Current installments of long-term debt          7,500,000    7,500,000
Other current liabilities                       4,574,000    6,176,000
                                             ------------ ------------
                                               12,074,000   13,676,000
Long-term debt                                 41,250,000   48,750,000
                                             ------------ ------------
                                               53,324,000   62,426,000
                                             ------------ ------------

Net assets (principally undistributed
  net earnings)                              $197,125,000 $193,833,000
                                             ============ ============

                         THREE MONTHS ENDED         NINE MONTHS ENDED
                            SEPTEMBER 30,             SEPTEMBER 30,
                      ------------------------    -----------------------
                          1998        1997          1998        1997
                          ----        ----          ----        ----
Revenue, primarily from
  voyages (including
  $5,168,000,
  $8,765,000,
  $18,586,000 and
  $27,310,000 from
  vessels chartered
  to owners)          $13,008,000  $12,396,000  $40,892,000  $37,446,000
Costs and expenses     11,815,000   10,999,000   37,600,000   31,664,000
                      -----------  -----------  -----------  -----------
Net income            $ 1,193,000  $ 1,397,000  $ 3,292,000  $ 5,782,000
                      ===========  ===========  ===========  ===========

                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note D - Agency Fees and Brokerage Commissions:

On October 30, 1998, the Company assumed direct management and operation of its bulk shipping fleet, terminating its arrangements (see below), by mutual consent, with Maritime Overseas Corporation ("Maritime"). The Company has employed the staff of Maritime, acquired certain employee benefit plan assets and assumed related obligations of Maritime and acquired certain of Maritime's other assets. The acquisition price of the other assets is based upon their carrying amount (which is in the process of being determined) at October 30, 1998; such amount is not expected to be material.

All subsidiaries with vessels and certain joint ventures were parties to agreements with Maritime that provided, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries received specified compensation. Vessel and voyage expenses include $1,296,000 (three months ended September 30, 1998), $1,468,000 (three months ended September 30, 1997), $3,891,000 (nine months ended September 30, 1998) and $4,558,000 (nine months ended September 30, 1997) of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year was limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $1,014,000 for the period from January 1 to October 30, 1998).
Maritime is owned by a director of the Company; directors or officers of the Company constituted all four of the directors and the majority of the principal officers of Maritime until October 1998, at which time the owner of Maritime became its sole director and officers of the Company resigned as officers of Maritime in connection with the transaction referred to in the preceding paragraph.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $5,508,000 (three months ended September 30, 1998), $30,498,000 (three months ended September 30, 1997), $57,662,000 (nine months ended September 30, 1998) and $41,563,000 (nine months ended September 30,
1997), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.


                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note E - Taxes: (Continued)

Federal income taxes paid (of which $7,000,000 related to a prior period) amounted to $17,500,000 and $563,000 in the nine months ended September 30, 1998 and 1997, respectively.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including if any of the consolidated financial covenants contained in certain of such agreements are not met. The amount that the Company can use for Restricted Payments, as defined, including dividends and purchases of its capital stock, is limited as of September 30, 1998 to $27,300,000.

As of September 30, 1998, the Company was a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.2% as of September 30, 1998) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $74,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 1998 to 2008.

In November 1998, the Company reached agreement to repurchase, at a premium of approximately $31,300,000, Unsecured Senior Notes with an aggregate principal amount of $238 million. The Company expects to complete the purchase on November 16, 1998. Fixed rate interest on the Unsecured
Senior Notes was converted to floating rate by certain of the interest rates swaps referred to above. The swaps related to the debt to be purchased were terminated in November 1998, resulting in a fourth quarter gain of $15,700,000. The premium net of the swap gain, $15,600,000 ($10,100,000 after tax), will be reported in the Company's statement of operations as an extraordinary charge in the fourth quarter of 1998, as required by Statement of Financial Accounting
Standards No. 125. The Company intends to borrow the amount needed for the purchase initially under its Revolving Credit Agreement; it estimates its interest cost on such borrowings to be lower than the interest cost on the repurchased notes by $4,000,000 per year, based on interest rates and the amount of notes outstanding at the time of the transaction.

Approximately 11% of the net book amount of the Company's vessels and vessels under capital leases, representing three foreign flag and six U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $48,169,000 (nine months ended September 30,
1998) and $58,736,000 (nine months ended September 30, 1997), excluding capitalized interest.

                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note G - Other Income - net:

  Other income - net consists of the following:

                           THREE MONTHS ENDED         NINE MONTHS ENDED
                              SEPTEMBER 30,             SEPTEMBER 30,
                         -----------------------  --------------------------
                             1998        1997          1998        1997
                             ----        ----          ----        ----
Investment income:
  Interest and dividends $ 2,423,000 $ 2,326,000   $ 7,770,000  $ 6,618,000
  Gain on sale of
   securities              8,569,000  10,195,000    22,417,000   25,760,000
  Provision for loss
   on investments                                                  (714,000)
                         ----------  ----------   -----------   -----------
                          10,992,000  12,521,000    30,187,000   31,664,000
(Loss) on disposal
  of vessels                (950,000)   (733,000)     (950,000)    (588,000)
Miscellaneous - net          509,000     235,000     2,044,000      523,000
                          ----------  ----------   -----------   -----------
                         $10,551,000 $12,023,000   $31,281,000  $31,599,000
                         =========== ===========   ===========  ===========


Note H - Commitments and Other Comments:

1. As of September 30, 1998, the Company has commitments for the construction of two 308,700 dwt double-hulled foreign flag VLCCs for delivery in 2000, with an aggregate contract price based on standard shipyard contract terms of $140,000,000, discounted to approximately $130,000,000 to reflect the prepayment of a substantial portion of the purchase price. The prepayment, $105,000,000, is covered by refundment guaranties from a major U.S. insurance company.

2. As a result of weakness in world dry bulk markets, reflecting, in particular, the Asian economic downturn, the Company decided to extend the period over which it expects to dispose of its 10 older and less competitive dry bulk vessels included in the program for which a reserve was established in 1997; accordingly, it recorded a charge of $5,100,000 ($3,315,000 after tax) in the first quarter of 1998, representing an increase in the reserve, primarily a provision for discount of the cash proceeds expected to be realized subsequent to March 31, 1998. To date, four vessels have been sold with aggregate proceeds for the four vessels of approximately $53,000,000.

3. Basic net income per share is based on the following weighted average number of common shares outstanding during each period:
36,794,000 shares (three months ended September 30, 1998), 36,547,000 shares (three months ended September 30, 1997), 36,794,000 shares (nine months ended September 30, 1998) and 36,360,000 shares (nine months ended September 30, 1997). Diluted net income per share, which gives effect to stock options, is based



                    (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------

Notes to Unaudited Condensed Financial Statements


Note H - Commitments and Other Comments: (Continued)

on the following weighted average number of shares during each period:
36,831,000 shares (three months ended September 30, 1998), 36,701,000 shares (three months ended September 30, 1997), 36,854,000 shares (nine months ended September 30, 1998) and 36,471,000 shares (nine months ended September 30, 1997).

4. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $92,000,000 for such foreign currency from October 1, 1998 through 2004.

5. In addition to stock option plans existing at December 31, 1997, the Company has a stock option plan adopted in 1998, covering up to 1,300,000 shares of the Company's common stock, for which options may be granted at exercise prices of at least fair market value of the common stock at the time of grant.

6. The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective with the first quarter of 1998. FAS 130 requires the presentation of comprehensive income, which (in the Company's case) presently comprises net income plus or minus the change in unrealized gains or losses on the available-for-sale securities portfolio. Comprehensive income for the three months and nine months ended September 30, 1998 and 1997 has been shown in the Statement of Changes in Shareholders' Equity.

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

8. In October 1998, the Company's Board of Directors adopted a Stockholder Rights Plan, and declared a Rights distribution under the Plan of one Common Stock Purchase Right on each outstanding share of common stock of the Company. The Rights Plan is designed to guard against attempts to take over the Company for a price which does not reflect the Company's full value, or which are conducted in a manner or on terms not approved by the board as being in the best interests of the Company and the stockholders. The Rights are preventative in nature and are not being distributed in response to any known attempt to acquire control of the Company.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 OPERATIONS AND FINANCIAL CONDITION
              -----------------------------------------

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

Rates in the first nine months of 1998 for VLCCs (over 200,000 dwt) in the international tanker markets averaged above those for the same period of 1997, although average VLCC rates were lower in the third quarter and early fourth quarter of 1998 (because of a steep decline which began in the middle of the third quarter) than in the comparable 1997 periods. Rates were disappointing for most of the other sectors.

Rates for modern VLCCs have ranged from a peak of above $50,000 per day in the late fall of 1997 to a low of about $20,000 per day in September
1998. During the first half of 1998, VLCC rates were supported by increased crude export movements from the Middle East and increased deployment of VLCCs for floating storage. Global demand dropped 0.3% in the third quarter of 1998, the first year-over-year decline in five years and VLCC rates ranged between $20,000 and $30,000 per day during the early part of the fourth quarter.

Rates for Aframax tankers (80,000 to 120,000 dwt) in the Caribbean market (the Company's primary Aframax trading area) began 1998 at above
$25,000 per day. Except for a few brief periods when rates spiked or dropped dramatically, Aframax rates have been in the $14,000 per day range throughout most of the first nine months of 1998. Average
Aframax rates are presently approximately $15,000 per day.  The
Company's Aframax tanker pool with PDV Marina continues to augment its base of Petroleos de Venezuela cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's 10 pool vessels. Rates for older Suezmaxes (120,000 to 200,000 dwt) in the first nine months of 1998 were a bit lower, on average, than levels prevailing in the comparable 1997 period. Early in the fourth quarter, these vessels were earning rates of about $15,000 per day, somewhat below the levels prevailing in the comparable 1997 period. Product tanker rates have generally been at unsatisfactory levels throughout the first nine months of 1998.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------


Income From Vessel Operations (continued)
-----------------------------

Dry bulk rates for both Capesize (over 100,000 dwt) and Panamax (50,000 to 80,000 dwt) vessels moved lower in the first nine months of 1998 compared to both the fourth quarter and first nine months of 1997 and continued at low levels early in the fourth quarter of 1998, although there was some firming of Capesize rates as the third quarter ended. The weakness in world dry bulk markets reflects, in particular, the Asian economic downturn.
As a result, the Company decided to extend the period over which it expects to dispose of its 10 older and less competitive dry bulk vessels (of which six remain) included in the program for which a reserve was established in 1997; accordingly, it recorded a charge of $5.1 million ($3.3 million after tax) in the first quarter of 1998, representing an increase in the reserve, primarily a provision for discount of the cash proceeds expected to be realized subsequent to March 31, 1998.
Aggregate proceeds for the four vessels which have been sold to date are approximately $53 million.

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in the first half and third quarter of both 1998 and 1997 based on the published reports of one well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during any of the periods.

                                    1998*               1997*
                              -----------------   ------------------

                              Third      First    Third      First
Tankers                       Quarter    Half     Quarter    Half
-------                       -------    -------  -------    -------
Modern VLCCs                  $33,400    $36,500  $37,500    $30,600
Suezmaxes (W. Africa - U.S.)   18,600     22,800   19,800     21,300
Aframaxes (Caribbean market)   14,300     16,700   16,400     26,200
Products carriers               9,800     10,200    9,500     15,900

Dry Bulk Carriers
-----------------

Capesize                        8,500     11,200   15,100     14,700
Panamaxes                       5,000      6,000    7,800      8,900


*Average market rates as reported by industry sources.
[FN]

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Income From Vessel Operations (continued)
-----------------------------

Income from vessel operations for the third quarter of 1998 was approximately the same as the results for the corresponding period of 1997. Income from foreign flag vessel operations increased by approximately $1,500,000. This resulted from substantially increased rates earned by the Company's double-hulled VLCC tonnage trading in the spot market on voyages fixed late in the second quarter or early in the third quarter of 1998. This increase was partially offset by reduced rates on most of the Company's other tonnage, particularly its Aframaxes. Income from operations of the Company's U.S. flag fleet in the third quarter of 1998 declined by approximately $1,500,000 from the comparable 1997 period, reflecting primarily the lay-up of two small crude tankers for all of the 1998 third quarter; these vessels operated profitably in the comparable period of 1997. One of these vessels was sold and one was contracted for sale in the fourth quarter of 1998 and the estimated loss ($950,000) from such sales was provided for in the third quarter of 1998.

Income from vessel operations in the first nine months of 1998 decreased by approximately $9,700,000 from the results for the corresponding period of 1997. Income from operations of the Company's U.S. flag fleet in the nine months of 1998 declined by approximately $5,800,000 from the comparable 1997 period, reflecting the lay-up of the aforementioned two small crude tankers and two small U.S. flag dry cargo ships for all or substantial portions of the 1998 period, whereas the U.S. flag fleet experienced no lay-up days in the commparable period of 1997. Income from vessel operations of the foreign flag fleet declined $3,900,000 in the nine months ended September 30, 1998. This resulted from reduced rates obtained for the Company's Aframaxes (particularly in the second and third quarters of 1998) and most of its other classes of foreign flag tonnage. These rate declines were partially offset by the inclusion in the nine months of 1998 of the operating results of one double-hulled VLCC which began operations early in the second quarter of 1997 and improved rates earned by the Company's double-hulled VLCC tonnage trading in the spot market. Overall, the total number of operating days for the foreign flag fleet (other than vessels included in the aforementioned disposal program) was not significantly different in the 1998 periods compared to 1997. The U.S. flag crude tanker fleet had 150 and 400 fewer operating days (including the effect of vessels undergoing drydockings) in the 1998 third quarter and first nine months, respectively, than in the 1997 third quarter and first nine months.

Since October 1, 1997, depreciation of the dry cargo vessels included in the aforementioned disposal program ceased. Income from vessel operations for the third quarter and first nine months of 1997 includes the results of these 10 ships, as follows:

                                   Quarter Ended       Nine Months Ended
                                   September 30, 1997  September 30, 1997
                                   ------------------  ------------------
Revenue from voyages                $12,647,000         $35,438,000
Costs and expenses, including
  agency fees                      ( 10,688,000)       ( 31,883,000)
Depreciation                       (  3,447,000)       (  9,759,000)
                                   ------------        ------------

 (Loss) from vessel operations     ($ 1,488,000)       ($ 6,204,000)
                                   ------------        ------------

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------



Equity in Results of Cruise Business
------------------------------------

In March 1998, the Company recognized a gain of $42,288,000 ($26,500,000 after tax) from the sale of 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock, that it had acquired in July 1997 in connection with the disposal of its joint venture interest in Celebrity Cruise Lines Inc. ("CCLI"). The Company has applied the proceeds from this sale, approximately $180,000,000, net of taxes, to reduce amounts outstanding under its long-term credit facility (see Interest Expense and Liquidity and Sources of Capital below). Accordingly, in the first nine months of 1998 the Company did not record any equity in the earnings of the cruise business, whereas the Company recorded income of $3,463,000 and $3,284,000 in the third quarter of 1997 and first nine months of 1997, respectively, from its then investment in CCLI through June 30, 1997 and RCCL thereafter.

Other Income - Net
------------------

The details of other income are shown in Note G. Aggregate interest and dividends increased in the 1998 third quarter and first nine months as compared to the corresponding periods of 1997 because of increased amounts utilized for interest-bearing deposits. Gains on sale of securities were $8,569,000 (third quarter of 1998), $22,417,000 (first nine months of 1998), $10,195,000 (third quarter of 1997) and $25,760,000 (first nine months of 1997).

Interest Expense
----------------

Interest expense decreased in the third quarter and first nine months of 1998 as a result of a substantial decrease in the average amount of debt outstanding in the 1998 periods compared with 1997, reflecting the reduction of debt with the cash proceeds of $120,000,000 from the sale of the Company's investment in CCLI in July 1997, the proceeds of approximately $180,000,000, net of taxes, from the sale of RCCL common stock referred to above and proceeds of $53,000,000 from the aforementioned sale of four dry cargo vessels. Interest expense was reduced by $1,100,000 in the first nine months of 1998 (all in the third quarter) and by $1,300,000 in the first nine months of 1997 (none in the third quarter), of interest capitalized in connection with vessel construction. Interest expense reflects $1,200,000 (third quarter of 1998), $3,300,000 (first nine months of 1998), $800,000
(third quarter of 1997) and $3,400,000 (first nine months of 1997) of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital. See Liquidity and Sources of Capital below regarding debt repurchase and related termination of certain interest rate swaps in November 1998.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Provision for Federal Income Taxes
----------------------------------

The provisions for federal income taxes in the third quarter and first nine months of 1998 changed from the comparable periods of 1997 because of the changes in pretax income, a decline in the third quarter and an increase in the first nine months (reflecting in the first nine months of 1998 a pretax gain of $42,288,000 on the sale of shares of RCCL).
The provision in the
first nine months of 1998 includes approximately $1,000,000 of tax on previously untaxed RCCL earnings and the provisions in all periods reflect items that are not subject to tax and the dividends received deduction.

New Accounting Standard
-----------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("FAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new statement effective January 1, 2000. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value.
Derivatives that are not hedges must be adjusted to fair value through income. For derivatives that are hedges, depending on the nature of the hedges, changes in the fair value of derivatives will either be offset against changes in fair value of the hedged liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of FAS 133 will be on its earnings and financial position.

Liquidity and Sources of Capital
--------------------------------

Working capital at September 30, 1998 was approximately $50,800,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also has investments in marketable securities carried as noncurrent assets, other than securities included in the Capital Construction Fund, with a market value of approximately $10,200,000 at September 30, 1998.

Net cash provided by operating activities in the first nine months of 1998 approximated $43,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements for short-term funds in the next year. The Company has an unsecured long-term credit facility of $600,000,000, of which $167,000,000 was used at September 30, 1998, and an unsecured short-term credit facility of $30,000,000, of which $9,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. The above balances reflect the use of the cash received from the sale of RCCL common stock referred to under Equity in Results of Cruise Business to reduce amounts outstanding under the long-term credit facility.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
        ----------------------------------------------------


Liquidity and Sources of Capital (Continued)
--------------------------------

The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. As of September 30, 1998, the Company was a party to fixed to floating interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating $600,000,000, pursuant to which it pays LIBOR (5.2% as of September 30, 1998) and receives fixed rates ranging from 5.8% to 8.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps (designated as hedges against certain debt) with various major financial institutions covering notional amounts aggregating approximately $74,000,000, pursuant to which it pays fixed rates ranging from 6.7% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 1998 to 2008. The Company uses derivative financial instruments for trading purposes from time to time.

In November 1998, the Company reached agreement to repurchase, at a premium of approximately $31,300,000, Unsecured Senior Notes with an aggregate principal amount of $238 million. The Company expects to complete the purchase on November 16, 1998. Fixed rate interest on the Unsecured
Senior Notes was converted to floating rate by certain of the interest rates swaps referred to above. The swaps related to the debt to be purchased were terminated in November 1998, resulting in a fourth quarter gain of $15,700,000. The premium net of the swap gain, $15,600,000 ($10,100,000 after tax), will be reported in the Company's statement of operations as an extraordinary charge in the fourth quarter of 1998, as required by Statement of Financial Accounting
Standards No. 125. The Company intends to borrow the amount needed for the purchase initially under its Revolving Credit Agreement; it estimates its interest cost on such borrowings to be lower than the interest cost on the repurchased notes by $4,000,000 per year, based on interest rates and the amount of notes outstanding at the time of the transaction.

The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $92,000,000 for such foreign currency from October 1, 1998 through 2004.

As of September 30, 1998, the Company has commitments for the construction of two 308,700 dwt double-hulled foreign flag VLCCs for delivery in 2000, with an aggregate contract price based on standard shipyard contract terms of $140,000,000, discounted to approximately
$130,000,000 to reflect the prepayment of a substantial portion of the purchase price. The prepayment, $105,000,000, is covered by refundment guaranties from a major U.S. insurance company.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         ---------------------------------------------------

Update on Impact of Year 2000
-----------------------------

The Company is continuing its review of all phases of its activities that could be affected by Year 2000 issues. Year 2000 issues relate to the inability of computer programs or microchips to distinguish between the year 1900 and the year 2000. In connection with computer processing of its financial records, the Company primarily uses software that is Year 2000 compliant. The Company is reviewing its computer supported operational activities (most of which do not relate to recordkeeping), which include computer operated machinery or processes or computer based backup systems on board its vessels. The Company is testing its applications and has found those tested either to be Year 2000 compliant or to have minor deficiencies which are expected to be corrected by early 1999. The Company is performing further tests of its systems which it expects to complete in early 1999.

The Company has communicated with vendors and others whose Year 2000 compliance is critical to the Company and is following up with them concerning their plans and progress in addressing Year 2000 issues. The Company is not aware of any Year 2000 problems as a result of this effort.

The costs associated with the Company's Year 2000 compliance activities are not expected to be material to the Company's financial position and such costs are being expensed as incurred.

An unexpected failure to have corrected a Year 2000 problem could result in an interruption in certain normal business activities or operations. However, the Company believes that, with completion of its Year 2000 project, significant interruptions will not be encountered.

Completion of the Company's Year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that there will not be a delay in, or presently unanticipated costs associated with, the Year
2000 project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, timely responses by third-parties and suppliers, and similar uncertainties. The Company expects to evaluate the necessity for a contingency plan in early to mid 1999.

                                                         November 9, 1998

        ---------------------------------------------------------------



Independent Accountant's Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of September 30, 1998 and for the three and nine months ended
September 30, 1998 and 1997 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

        ---------------------------------------------------------------

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------




                               PART II
                            ------------



Item 5.    Other Information
------     -----------------


        A stockholder who intends to submit a proposal for the Registrant's 1999 Annual Meeting that the stockholder does not intend to request be included in the Registrant's 1999 Proxy Statement in accordance with SEC rules must give notice to the Registrant prior to March 14, 1999.
If the stockholder does not provide the Registrant with timely notice of such a proposal, the persons designated as management proxies on the Registrant's proxy card may exercise their discretionary authority to vote on that proposal. If the stockholder does provide the Registrant with timely notice of such a proposal, depending upon the circumstances, management's proxies may not be able to exercise their discretionary authority to vote on the proposal.


Item 6(a).     Exhibits
---------      --------

See Exhibit Index on page 22.

Item 6(b).     Reports on Form 8-K
---------      -------------------

The Registrant was not required to file any report on Form 8-K during the quarter ended September 30, 1998.

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





        INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM
                        FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 1998, the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1998 and 1997 and the related condensed consolidated statements of cash flows and changes in shareholders' equity for the nine month periods ended
September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



November 9, 1998

                  OVERSEAS SHIPHOLDING GROUP, INC.
                           AND SUBSIDIARIES
                  ---------------------------------



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  November 12, 1998         /S/MORTON P. HYMAN
       -----------------         ------------------------
                                 Morton P. Hyman
                                 President


Date:  November 12, 1998         /S/ALAN CARUS
       -----------------         ------------------------
                                 Alan Carus
                                 Controller

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

                            EXHIBIT INDEX
                            -------------








10.       Agreement with an executive officer.

15.       Letter from Ernst & Young LLP.

27.       Financial Data Schedule.

NOTE: Instruments authorizing long-term debt of the Registrant and subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.