Form 10-K405
period 1998-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1999-03-30
CIK 75208

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                -----------------------------------

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 Commission File Number 1-6479-1
                                        --------

                 OVERSEAS SHIPHOLDING GROUP, INC.
                 --------------------------------
      (Exact name of registrant as specified in its charter)

DELAWARE                                13-2637623
-------------------------------         ------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification Number)

511 Fifth Avenue, New York, New York                    10017
-----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  212-869-1222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
-------------------      -----------------------------------------
Common Stock - (par              New York Stock Exchange
  value $1.00 per share)         Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: NONE Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No
                          -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on March 23, 1999: $313,846,727. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

Number of shares of Common Stock outstanding at March 23, 1999:
36,561,397.

Documents incorporated by reference: portions of the registrant's Annual Report to Shareholders for 1998 (incorporated in Parts I and
II); portions of the definitive proxy statement to be filed by the registrant in connection with its 1999 Annual Meeting of Shareholders (incorporated in Part III).

ITEM 1.   BUSINESS
------------------
          Overseas Shipholding Group, Inc. (the "registrant") and

its  subsidiaries (collectively the "Company") constitute a major

international   shipping  enterprise  owning  and   operating   a

diversified  fleet of oceangoing bulk cargo vessels  (principally tankers).  The Company's total bulk fleet as of February 23, 1999 consists  of 51 vessels having an aggregate carrying capacity  of approximately  6,032,050 deadweight tons ("DWT"), including  four ships  aggregating approximately 1,121,150 DWT which the  Company owns  jointly  with  others and in which the Company  has  a  50%

interest.*   Twelve vessels in the Company's fleet,  which  total

approximately  793,850 DWT, are registered under the  U.S.  flag;

the  balance  are registered under foreign flags.  Forty  tankers and  petroleum  products carriers account for 85%  of  the  total tonnage, and ten dry bulk carriers and a pure car carrier account for the remainder.

----------------------------

* The Company's "total bulk fleet" includes four vessels that are leased from financial institutions under bareboat charters having remaining terms of from 5 to 13 years, but does not include (i) two 308,700 DWT Very Large Crude Carriers ("VLCCs") on order for delivery in the first half of 2000 as discussed under "Vessel Disposals and Fleet Renewal" below, and (ii) a 29,300 DWT petroleum barge which is owned by a partnership in which the Company has a 50% interest. Subsequent to February 23, 1999 the Company sold one 31,600 DWT petroleum products carrier in March 1999 and contracted for the sale of three 64,000 DWT dry bulk carriers for delivery in the second quarter of 1999. These sales are part of the planned disposal of 16 of the
     Company's oldest vessels as discussed under "Vessel Disposals and Fleet Renewal" below.

           The  Company charters its ships to commercial shippers

and  U.S.  and foreign governmental agencies for the carriage  of bulk commodities, primarily crude oil, petroleum products, grain,

coal  and  iron  ore.  Generally, each ship is  chartered  for  a specific  period  of time ("time charter"),  or  for  a  specific voyage  or voyages ("voyage charter").  Under the terms  of  time and voyage charters covering the Company's vessels, the ships are equipped  and operated by the Company and are manned by personnel in the Company's employ.  From time to time, the Company also has some  of  its  vessels on bareboat charter.  Under the  terms  of bareboat  charters, the ships are chartered for fixed periods  of time  (generally  medium- or long-term)  during  which  they  are operated  and manned by the charterer.  In addition, the  Company has  from  time  to time chartered in tonnage under  arrangements where the vessels are owned and operated by third parties.

           The  Company's ships engage in carriage  of  cargo  in

various  parts of the world.  Revenues from carriage of petroleum and  its derivatives represented approximately 91% of the  voyage revenues  of  the Company in 1998, 85% in 1997 and 82%  in  1996.

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

           As  of  February 23, 1999, all of the vessels  in  the

Company's fleet were employed.  Forty-three of these vessels were

chartered  to  non-governmental commercial  shippers.   These  43

ships  include  nine  U.S.-flag ships and 34 foreign-flag  ships,

which  together  represent  approximately  83%  of  the  combined carrying capacity of the Company's fleet.  Of the remaining ships in  the  Company's fleet, three U.S.-flag ships and five foreign-

flag  ships  were  under charter to foreign or U.S.  governmental agencies.


U.S.-FLAG AND FOREIGN-FLAG OPERATIONS
-------------------------------------
           The  Company  is  principally  engaged  in  the  ocean

transportation  of liquid, as well as dry bulk cargoes,  in  both the worldwide markets and the self-contained U.S. markets through the  ownership and operation of a diversified fleet of bulk cargo

vessels.   The bulk shipping industry has many markets that  have

distinct  characteristics  and are subject  to  different  market

forces.    The   primary  markets  for  individual  vessels   are

determined  to  a large degree by their types, sizes  and  flags.

Unlike container or liner ships, which the Company does not  own,

bulk  vessels  are not bound to specific ports or  schedules  and therefore  can respond to market opportunities by moving  between trades and geographical areas.

           The  Company's U.S.-flag and foreign-flag bulk  fleets

operate  substantially in separate markets.  The Company believes that  ownership of a diversified fleet, with vessels of different types, sizes and flags, enables the Company to take advantage  of chartering opportunities for domestic and international  shipment of  bulk commodities and thereby cushions the effects of weakness

in  particular  markets.   Information  regarding  the  Company's

reportable  segments and its operations under  U.S.  and  foreign flags for the three years ended December 31, 1998 is set forth in the  tables  in  Note  B  to the Company's  financial  statements

incorporated  by  reference in Item  8  below.   For  information

regarding the revenues and results of operations of the Company's bulk  shipping joint ventures for the three years ended  December

31,  1998,  see  Note  E  to the Company's  financial  statements incorporated by reference in Item 8 below.


EMPLOYMENT OF VESSELS
---------------------
           The  bulk shipping industry is highly competitive  and

fragmented, with no one shipping group owning as much  as  4%  of the  world fleet.  The Company competes with other owners of U.S.

and  foreign-flag  tankers and dry cargo ships  operating  on  an unscheduled basis similar to the Company.

            In  the  spot  and  short-term  charter  market,  the

Company's  vessels compete with all other vessels of a  size  and type  required by a charterer that can be available at  the  date specified.  In the spot market, competition is based primarily on price.  Nevertheless, within a narrow price band, factors related

to   quality  of  service  and  safety  enter  into  a  potential customer's decision as to which vessel to charter.  In the  long-

term charter market additional factors such as financial strength of  the  operator/owner  and the age and quality  of  the  vessel become  more  important.  In chartering  vessels  to  the  United

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

United  States and international bulk shipping markets and  other factors.  Although medium- and long-term charter business avoids,

to some extent, the sharp rate fluctuations characteristic of the spot  or  voyage  markets, the availability of such  business  in international  markets  has been limited,  and,  when  available,

rates of return have generally been unattractive.

           For  additional  information as of February  23,  1999

regarding  the  51  vessels in the Company's  total  bulk  fleet,

including  information as to the employment of such vessels,  see the  tables  on  page  39 of the registrant's  Annual  Report  to

Shareholders  for 1998, which tables are incorporated  herein  by reference.


U.S. DOMESTIC AND PREFERENCE TRADES
-----------------------------------
           Under  the  Jones Act, shipping between United  States

coastal ports, including the movement of Alaskan oil, is reserved by  law  to U.S.-flag vessels, owned by U.S. citizens, crewed  by

U.S.  seafarers and built in the United States.  The Company owns six  U.S.-flag crude carriers, five of which are under long-term,

fixed-rate charters to BP Oil Shipping Company, USA ("BP")  which have recently been extended; three of the charters now expire  in

2005,  one in 2006 and one at year-end 2003, coinciding with  the

Oil  Pollution  Act  of 1990 expiry dates for each  such  vessel.

This employment will provide a steady level of core earnings  for the  Company  over the next seven years.  Also  included  in  the

Company's  U.S.-flag fleet are three petroleum products  carriers engaged  in the U.S. coastwise trade, two dry bulk carriers  that participate  in  the preference trades (see below)  and  one  car carrier  that is on long-term charter transporting vehicles  from

Japan.

           In each of the years 1998, 1997 and 1996 revenues from

BP  were in excess of 10% of revenues from voyages, amounting  in

1998  to  approximately $98.6 million, in 1997  to  approximately

$118  million,  and in 1996 to approximately $98.3  million.   No

other charterer accounted for revenues in excess of 10% of voyage revenues.

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

           Since  late 1996, the Company's U.S.-flag car carrier,

which  is  under long-term charter, has participated in the  U.S.

Maritime  Security  Program, which ensures that militarily-useful

U.S.-flag ships are available to the Department of Defense in the event  of  war  or  national emergency.  Under the  program,  the

Company  receives  approximately $2.1 million  per  year  through

2005, subject to annual Congressional appropriations.


SIGNIFICANT DEVELOPMENTS
------------------------
           During  1998,  the Company embarked  on  a  number  of

strategic   initiatives   designed  to  enhance   the   Company's

competitive position and financial strength in the years to come.

            COMPANY  STRENGTHENS  ORGANIZATIONAL  STRUCTURE.   On

October 30, 1998, the registrant assumed direct management of its

bulk   shipping   fleet,  terminating  by  mutual   consent   its

arrangement with Maritime Overseas Corporation ("MOC"), which had

managed the fleet since the registrant's inception in 1969.   The

Company  has  employed  the staff of MOC,  thereby  ensuring  the maintenance of customer satisfaction and high quality operations.

In  addition, the Company initiated a comprehensive review of its business  processes and structure.  As a result, the Company  has reduced costs of operation, eliminated organizational layers  and staff, consolidated office locations, and increased productivity.

           COMPANY  EXPANDS  STRATEGIC ALLIANCES.   The  Company,

British Petroleum and Keystone Shipping Co. are collaborating  to form  a  joint  operating company that will  manage  the  vessels carrying British Petroleum's Alaskan crude oil, including five of the  Company's vessels.  By combining personnel from each of  the founding  companies into a single operation, this  joint  company will  eliminate numerous interfaces and significantly  streamline

operations.   By incorporating the highest performance  standards

of  each  company, the joint operating company intends to  become the premier quality provider of marine transportation services in the environmentally sensitive Alaskan crude oil trade.

           The  Company's Aframax (80,000 to 120,000 DWT)  tanker

pool with PDV Marina, the marine transportation subsidiary of the

Venezuelan state oil company, continues to expand its activities.

With 20 vessels, the majority of which are 1990s-built and double-

hulled, the pool is the largest modern Aframax fleet operating in the Caribbean Basin.  The pool has entered into a number of long-

term   contracts  of  affreightment  to  complement  the   pool's

Venezuelan cargoes; this has reduced overall ballast time for the

pool  vessels,  facilitating  optimal  fleet  utilization.   With

increasing  shipments of oil expected from  Venezuela  and  other

Latin American countries over the next decade, the pool is poised for continued growth.

          VESSEL DISPOSALS AND FLEET RENEWAL.  The Company's 1998

results  reflect  a reserve of $91 million ($59.2  million  after tax)  related to planned vessel dispositions.  The major  portion of  the  reserve  relates  to the six remaining  vessels  in  the

Company's ten-vessel dry bulk disposal program announced in 1997.

The  Asian  financial crisis has continued to have a particularly adverse  effect  on dry bulk markets, including  the  prices  for existing  tonnage, and the Company has determined to  adjust  the carrying value of these vessels accordingly.  The balance of  the reserve reflects a reduction to estimated realizable value of the carrying amounts for ten of the Company's older tankers scheduled

for  disposal,  including three held in a  joint  venture.   Upon

completion  of all these disposals, anticipated to  occur  during

1999, the Company will have one of the most modern fleets in  the

industry.   Such  actions will permit the Company  to  focus  its

capital  on those areas of the bulk shipping business  where  the

Company's  capabilities and resources will  provide  the  highest

return.   To  date,  three of the remaining six  vessels  in  the

Company's  dry bulk disposal program are under contract  of  sale for  delivery  in the second quarter of 1999, and  three  of  the

Company's ten older tankers scheduled for disposal have been sold

(including one held in a joint venture).

           In  August  1998,  the  Company reaffirmed  its  long-

standing policy of continual fleet renewal by placing orders,  at very  competitive  prices,  for  two  308,700  DWT  double-hulled foreign flag VLCCs.  The vessels are being constructed by Hyundai

Heavy  Industries Co., Ltd., for delivery in the  first  half  of

2000.   The  Company  expects to make additional  investments  in

modern   tonnage  through  selected  acquisitions  of   new   and

secondhand tonnage, and bareboat chartering or time chartering of tonnage.

           There  is  no assurance that the Company's fleet  will

expand, or that the Company will acquire vessels or place  orders for  the construction of new vessels to the same extent as in the past.

          COMPANY'S FINANCIAL STRENGTH.  During 1998, the Company

reduced long-term debt by over $220 million to $834 million  from

$1,056  million.   A  substantial portion of this  reduction  was

attributable  to  the  application of $180 million  of  after-tax proceeds received from the Company's sale of 3,650,000 shares  of

Royal Caribbean Cruises Ltd. common stock previously acquired  in the  disposition  of the Company's interest in  Celebrity  Cruise

Lines  Inc.  The Company also significantly reduced its  interest expense  and  increased its financial flexibility by  refinancing

$310  million  of debt containing the Company's most  restrictive

financial  covenants.   The  interest  cost  on  the  replacement

borrowing  will be lower than the interest cost on the refinanced debt by over $5 million per year.  With more than $400 million of aggregate  liquidity and credit availability  at  year  end,  the

Company  has  the financial resources to implement its  strategic objectives.

            In   December  1998,  the  registrant  announced  its

authorization  to  purchase up to three  million  shares  of  its

common  stock  from  time  to time  in  the  open  market.   Such

purchases  will be made at the registrant's discretion  and  will take  into  account  such factors as price and prevailing  market conditions.

          ADOPTION  OF STOCKHOLDER RIGHTS PLAN. In October  1998,

the  registrant's Board of Directors adopted a Stockholder Rights

Plan,  and declared a rights distribution under the Plan  of  one common  stock purchase right on each outstanding share of  common stock  of  the registrant.  The rights plan is designed to  guard against  attempts to take over the Company for a price that  does not reflect the Company's full value, or that are conducted in  a manner or on terms not approved by the board as being in the best interests  of the Company and the stockholders.  The  rights  are preventative in nature and are not being distributed in  response to any known attempt to acquire control of the Company.


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

Regulation 13G, existing tankers upon reaching 25 years  of  age,

are  required  to  either  have protectively  located  segregated ballast tanks or double bottom spaces not used for cargo carriage covering  at  least  30% of the cargo tank  area,  or  they  must

utilize   hydrostatically   balanced   loading.    These   tanker

modifications will reduce the carrying capacity of  the  affected

vessel.   Given  the  large number of existing  VLCCs  that  were

delivered  in the mid-1970s, these pollution protection  measures may lead to an increase in scrapping.

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


BULK SHIPPING MARKETS
---------------------
           Information  regarding bulk shipping  markets  is  set

forth  in the text of the "Global Bulk Shipping Markets"  section

(pages   14  and  15)  of  the  registrant's  Annual  Report   to

Shareholders  for 1998, which information is incorporated  herein by reference.


EMPLOYEES
---------
            As   of  February  23,  1999,  the  Company  employed

approximately  2,200  seagoing personnel and  shore  staff.   The

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


CAPITAL CONSTRUCTION FUND
-------------------------
          To encourage private investment in U.S.-flag ships, the

Merchant Marine Act of 1970 permits deferral of taxes on earnings deposited  into  a Capital Construction Fund and  amounts  earned thereon,  which  can be used for the construction or  acquisition of,  or  retirement  of  debt  on,  qualified  U.S.-flag  vessels

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

2000.   In  connection with computer processing of its  financial

records,  the Company primarily uses software that is  Year  2000

compliant.   The  Company  is reviewing  its  computer  supported

operational  activities (most of which do not  relate  to  record keeping),  which include computer operated machinery or processes

or  computer  based  backup systems on board  its  vessels.   The

Company  is  testing its applications and has found those  tested either  to  be  Year 2000 compliant or to have minor deficiencies that  are  expected to be corrected by mid-1999.  The Company  is performing  further  tests of its systems  which  it  expects  to complete in mid-1999.

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

          The failure to correct a Year 2000 problem could result

in  an  interruption  in  certain normal business  activities  or operations.  The Company, however, believes that, with completion of  its Year 2000 project, significant interruptions will not  be encountered.

          Completion of the Company's Year 2000 project is  based

on  management's  best  estimates, which were  derived  utilizing

numerous   assumptions  regarding  future  events.   There   can,

however,  be no assurance that there will not be a delay  in,  or unanticipated  costs  associated with,  the  Year  2000  project.

Specific  factors  that  might  cause  differences  between   the

estimates and actual results include, but are not limited to, the availability  and  cost of personnel trained in  this  area,  the ability to locate and correct all relevant computer codes, timely

responses   by   third   parties  and  suppliers,   and   similar

uncertainties.  The Company expects to evaluate the necessity for a contingency plan by mid-1999.


FORWARD-LOOKING STATEMENTS
--------------------------
           This Form 10-K, including portions of the registrant's

Annual  Report  to Shareholders for 1998 incorporated  herein  by reference,  contains  forward-looking  statements  regarding  the outlook  for  tanker  and dry cargo markets,  and  the  Company's prospects, including the timing and proceeds of vessel disposals,

anticipated vessel acquisitions and fleet renewal, prospects  for certain strategic alliances with customers and the implementation of  certain overhead and operating cost reductions. There  are  a number  of  factors,  risks and uncertainties  that  could  cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand  for  oil  and petroleum products, and  various  dry  bulk commodities,  either generally or in particular regions;  greater than  anticipated  levels  of newbuilding  orders  or  less  than anticipated  rates of scrapping; the timing of the Company's  dry bulk  and  tanker  disposals  or the amount  of  actual  proceeds generated by the disposals; the availability of suitable  vessels for  acquisition  or  chartering in on terms  the  Company  deems favorable; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes  in the  rates of growth of the world and various regional economies;

risks   incident   to  vessel  operation,  including   pollution;

increases  in  costs  of  operation and unanticipated  delays  in implementing  various cost reduction measures; and  unanticipated changes  in  laws and regulations. Forward-looking statements  in the  registrant's  Annual  Report to Shareholders  for  1998  and written and oral forward looking statements attributable  to  the

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

31,  1998, incorporated herein by reference.  There have not been any  material  developments in the investigation reported  on  in

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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------
                                    None.



EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

                                                   Has Served as
Name                Age   Position Held              Such Since
----                ---   -------------            -------------

Morton P. Hyman     63    President                October 1971

Robert N. Cowen     50    Senior Vice President,   February 1993
                          Secretary                June 1982

Myles R. Itkin      51    Senior Vice President,   June 1995
                          Chief Financial Officer
                          and Treasurer

Robert E. Johnston  51    Senior Vice President    October 1998

Ariel Recanati      35    Senior Vice President    October 1998

Peter J. Swift      55    Vice President           October 1998

           The term of office of each executive officer continues

until  the  first  meeting  of the  Board  of  Directors  of  the registrant immediately following the next annual meeting  of  its stockholders, to be held in June 1999, and until the election and qualification of his successor.  There is no family  relationship between the executive officers.

          Messrs. Morton P. Hyman and Robert N. Cowen have served

as directors of the registrant since 1969 and 1993, respectively.

Prior  to joining the registrant in 1995, Mr. Myles R. Itkin  was employed  for  one  year by Alliance Capital Management  L.P.  as

Senior Vice President-Finance, and prior thereto was employed  by

Northwest  Airlines, Inc. as Vice President-Finance.  Mr.  Robert

E.  Johnston has served as an officer and director of certain  of the  registrant's subsidiaries during the past five years; he has also  served  as  a senior officer of MOC during  the  past  five

years.   Mr. Ariel Recanati has served as an officer and director

of  certain of the registrant's subsidiaries during the past five years;  he has also served as a senior officer of MOC during  the past  five years.  Mr. Ariel Recanati is a nephew of Mr.  Raphael

Recanati  and a first cousin of his son, Mr. Oudi Recanati,  both directors of the registrant.  Mr. Peter J. Swift has served as an officer  and director of certain of the registrant's subsidiaries since  October 1998; he also served as an officer of MOC and  one of its subsidiaries during the past five years.



                              PART II
                              -------
           The  information called for by Items 5  through  8  is

incorporated   herein  by  this  reference  from  the   following

respective  portions and page numbers of the registrant's  Annual

Report to Shareholders for 1998:



             Item                  Incorporated from:
            -----                  -----------------

ITEM 5.  Market for Registrant's   Last  three paragraphs under
------   Common Equity and         "Shareholder Information" and
         Related                   the "Stock Price and Dividend
         Stockholder Matters       Data" table, all on page 38;
         ------------------------

ITEM 6.  Selected Financial Data   The information for the years
------   ------------------------  1994 through 1998 under
                                   "Eleven-Year Statistical
                                   Review" section (pages 36 and
                                   37).

ITEM 7.  Management's Discussion   Information set forth in text
------   and Analysis of           of "Management's Discussion
         Financial                 and Analysis" section (pages
         Condition and Results of  16 through 20).
         Operations
         ------------------------

ITEM 7A. Quantitative and          Information set forth in text
-------  Qualitative Disclosures   of "Management's Discussion
         About Market Risk         and Analysis" section under
         ------------------------  caption "Risk Management"
                                   (pages 19 and 20) and table on
                                   page 20.

ITEM 8.  Financial Statements and  "Consolidated Statements  of
------   Supplementary Data        Operations", "Consolidated
         ------------------------  Balance Sheets", "Consolidated
                                   Statements of Cash Flows",
                                   "Consolidated Statements of
                                   Changes in Shareholders'
                                   Equity", "Notes to
                                   Consolidated Financial
                                   Statements" and "Report of
                                   Independent Auditors" sections
                                   (pages 21 through 35).


ITEM 9.Changes in and Disagreements with Accountants on
------ ------------------------------------------------
       Accounting and Financial Disclosure
       -----------------------------------
                             None.



                            PART III
                            ---------
           The  information called for by Items  10  through  13,

except  for  the information set forth in Part I above  regarding the  executive officers of the registrant, is incorporated herein by  this reference from the following respective portions of  the definitive  proxy  statement to be filed  by  the  registrant  in connection with its 1999 Annual Meeting of Shareholders.



            Item                     Incorporated from:
            -----                    -----------------

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


ITEM 12. Security Ownership of       "Election of Directors"
-------  Certain Beneficial Owners   and "Information as to
         and Management              Stock Ownership"
         --------------------------

ITEM 13. Certain Relationships and   "Election of Directors" and
-------  Related Transactions        "Compensation and Certain
                                     Transactions"*

---------


*  Excluding   material  under  "Stockholder  Return  Performance
   Presentation"  and  "Executive  Compensation  Report  of   the
   Executive  Compensation Committee and the  Stock  Option  Plan
   Committees".


                              PART IV
                              -------
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
           Form 8-K
          --------
          (a)  See the accompanying index to financial statements

and schedules, and the accompanying Exhibit Index.

           (b)   Reports  on Form 8-K:  During the quarter  ended

December 31, 1998 the registrant filed a report on Form 8-K dated

October  20,  1998  which reported on Item 5 (Other  Events)  and

Item   7   (Financial  Statements,  Pro  Forma  Information   and

Exhibits).

                            SIGNATURES
                            ----------


    Pursuant  to the requirements of Section 13 or 15(d)  of  the

Securities  Exchange Act of 1934, the registrant has duly  caused this  report  to  be  signed  on its behalf  by  the  undersigned thereunto duly authorized.



                            OVERSEAS SHIPHOLDING GROUP, INC.

                            By        S/Myles R. Itkin
                              ----------------------------------
                                      Myles R. Itkin
                                   Senior Vice President,
                             Chief Financial Officer & Treasurer



Date:  March 26, 1999

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

                                By      S/Morton P. Hyman
                                 -------------------------------
                                  Morton P. Hyman, Principal
                                  Executive Officer and Director

                                By      S/Myles R. Itkin
                                 -------------------------------
                                  Myles R. Itkin, Principal
                                  Financial Officer and
                                  Principal Accounting Officer

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

                                By      S/Ran Hettena
                                 -------------------------------
                                  Ran Hettena, Director

                                By      S/Solomon N. Merkin
                                 -------------------------------
                                  Solomon N. Merkin, Director

                                By      S/William L. Frost
                                 -------------------------------
                                  William L. Frost, Director

                                By      S/Thomas H. Dean
                                 -------------------------------
                                  Thomas H. Dean, Director

                                By      S/Joel I. Picket
                                 -------------------------------
                                  Joel I. Picket, Director
Date:  March 26, 1999

FORM 10-K--ITEM 14(a) (1) and (2)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Overseas Shipholding Group, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1998 are incorporated by reference in Item 8:

     Consolidated Balance Sheets--December 31, 1998 and 1997
     Consolidated Statements of Operations -- Years Ended December
          31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows--
          Years Ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Changes in Shareholders' Equity --
          Years Ended December 31, 1998, 1997 and 1996
     Notes to Financial Statements --December 31, 1998

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                           Exhibit Index

     *3(i) Certificate of Incorporation of the registrant, as amended to date (previously filed more than 10 years ago and refiled herewith).

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

      4(b) Rights Agreement dated as of October 20, 1998 between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, with the form of Right Certificate attached as Exhibit A thereto and the Summary of Rights to Purchase Shares attached as Exhibit B thereto (filed via EDGAR as Exhibit 4.1 to the registrant's Form 8-A filed November 9, 1998 and incorporated herein by reference).

      4(c)(1) Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed via EDGAR as Exhibit 4(d)(1) to the registrant's Form 10-K for 1993 and incorporated herein by reference).

      4(c)(2) Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed via EDGAR as Exhibit 4(d)(2) to the registrant's Form 10-K for 1993 and incorporated herein by reference).

      4(c)(3) Form of 8% Notes due December 1, 2003 of the registrant (filed via EDGAR as Exhibit 4(d)(3) to the registrant's Form 10-K for 1993 and incorporated herein by reference).

      4(c)(4)   Form  of 8-3/4% Debentures due December 1, 2013
                of  the  registrant (filed via EDGAR as Exhibit
                4(d)(4) to the registrant's Form 10-K for  1993
                and incorporated herein by reference).

                NOTE: The Exhibits filed herewith do not include other instruments authorizing long-term debt of the registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of each such instrument to the Commission upon request.

     *10(a)     Transfer  Agreement  dated  October  30,   1998
                between the registrant, OSG Ship Management, Inc. and Maritime Overseas Corporation.

      10(b)(1) Exchange Agreement dated December 9, 1969 (including exhibits thereto) between the registrant and various parties relating to the formation of the registrant (the form of which was filed as Exhibit 2(3) to Registration
                Statement   No.  2-34124  and  is  incorporated
                herein by reference).

      10(b)(2) Form of Additional Exchange Agreement referred to in Section 2.02 of Exhibit 10(c)(1) hereto (filed as Exhibit 2(4) to Registration Statement No. 2-34124 and incorporated herein by reference).

      10(c)(1) Supplemental Executive Retirement Plans of the registrant, as amended and restated as of January 1, 1997 (filed via EDGAR as Exhibit 10(k)(1) to the registrant's Form 10-K for 1996 and incorporated herein by reference).

     *10(c)(2)  Supplemental Executive Retirement Plans of  OSG
                Ship  Management, Inc., effective as of October
                30, 1998.

      10(d)(1)  Agreement with an executive officer (filed  via
                EDGAR  as  Exhibit 10(k)(4) to the registrant's
                Form 10-K for 1996 and incorporated herein by reference).

      10(d)(2)  Agreement with an executive officer (filed  via
                EDGAR  as  Exhibit 10(k)(5) to the registrant's
                Form 10-K for 1996 and incorporated herein by reference).

      10(d)(3)  Agreement with an executive officer (filed  via
                EDGAR as Exhibit 10 to the registrant's Form 10-
                Q for the quarter ended September 30, 1998 and incorporated herein by reference).

     *10(d)(4)  Agreement with an executive officer.


     *10(d)(5)  Form  of Amendment to the agreements listed  as
                Exhibits (10)(d)(1), (2), (3) and (4) hereto.

     *10(d)(6)  Agreement with an executive officer.

     *10(d)(7)  Agreement with an executive officer.

      10(e)(1) 1989 Stock Option Plan adopted for officers and key employees of the registrant or its subsidiaries (filed as Exhibit 10(l) to the registrant's Form 10-K for 1989 and incorporated herein by reference).

      10(e)(2) Amendment adopted October 9, 1990 to the registrant's 1989 Stock Option Plan referred to above (filed as Exhibit 10(l)(2) to the registrant's Form 10-K for 1990 and incorporated herein by reference).

      10(e)(3) 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed via EDGAR as Exhibit 10 to the registrant's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

     *10(e)(4)  1999 Non-Employee Director Stock Option Plan of
                the registrant.

     *10(e)(5)  Maritime Overseas Corporation 1990 Stock Option
                Plan, as amended, assumed by the registrant pursuant to the agreement filed as Exhibit
                10(a) hereto.

      10(f) Stock Purchase Agreement dated July 2, 1997 by and among Archinav Holdings Ltd., Overseas Cruiseship Inc. ("OCI"), Celebrity Cruise Lines Inc. and Royal Caribbean Cruises Ltd. (filed via EDGAR on August 7, 1997 as Exhibit 7.1 to registrant's and OCI's combined Schedule 13D and incorporated herein by reference).

     *13 Such portions of the Annual Report to security holders for 1998 as are expressly incorporated herein by reference.

     *21        List of subsidiaries of the registrant.

     *23        Consent   of   Independent  Auditors   of   the
                registrant.

     *27        Financial Data Schedule.

                NOTE:   The  Exhibits which have not previously
                been filed or listed or are being refiled are marked with an asterisk (*).

                List   of  Executive  Compensation  Plans   and
                Arrangements - See Exhibits 10(c)(1)  and  (2),
                10(d)(1),(2),(3),(4), (5),  (6)  and  (7),  and
                10(e)(1), (2), (3), (4) and (5) above.