Form 10-Q
period 1999-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 1999-05-17
CIK 75208

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                          ----------------------

                                 FORM 10-Q
                                ----------

               (X) QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended
               MARCH 31, 1999
               --------------

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

                     OVERSEAS SHIPHOLDING GROUP, INC.
                     --------------------------------
          (Exact name of registrant as specified in its charter)


           DELAWARE                              13-2637623
-------------------------------              -------------------
(State or other jurisdiction of              (IRS Employer Identi-
incorporation or organization)                    fication No.)

511 Fifth Avenue, New York, New York                   10017
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
  area code                                     (212) 869-1222
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

                                             YES  X   NO

  Common Shares outstanding as of May 10, 1999 - 36,265,597

             OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
---------------------------------------------------------------------------
                                        MARCH 31,           DECEMBER 31,
                                          1999                1998 (A)
                                     -----------------    -----------------
                                       (UNAUDITED)
               ASSETS
Current Assets:
---------------
 Cash, including interest-bearing
   deposits of $99,546,000 and
   $46,494,000                          $   103,102,000   $    51,005,000
     Receivables                             48,255,000        33,785,000
     Prepaid expenses                        23,195,000        19,868,000
                                       ----------------   -----------------
   Total Current Assets                     174,552,000       104,658,000

Investments in Marketable Securities         10,995,000        10,684,000
Capital Construction Fund                   173,683,000       176,154,000
Vessels, at cost, less accumulated
   depreciation of $354,931,000 and
   $340,617,000 - Note G                  1,118,132,000     1,130,397,000
Vessels Under Capital Leases, less
   accumulated amortization of
   $68,891,000 and $67,547,000               53,199,000        54,543,000
Vessels Held for Disposal, at
   estimated fair value - Note I2            36,171,000        44,170,000
Investments in Bulk Shipping Joint
   Ventures - Note D                         84,543,000        91,942,000
Other Assets                                 82,974,000        82,967,000
                                        ---------------   ---------------
                                        $ 1,734,249,000   $ 1,695,515,000
                                        ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
--------------------
     Accounts payable                   $     4,649,000   $     5,800,000
     Sundry liabilities and accrued
        expenses                             38,916,000        31,546,000

                                         --------------     --------------
                                             43,565,000        37,346,000
     Current installments of long-term
        term debt - Note G                    9,192,000        20,194,000

     Current obligations under
        capital leases                        4,422,000         4,244,000

                                       ----------------   -----------------
   Total Current Liabilities                 57,179,000        61,784,000

Advance Time Charter Revenues                 3,566,000         6,412,000
Long-term Debt - Note G                     815,635,000       757,126,000
Obligations Under Capital Leases             76,095,000        76,767,000
Deferred Federal Income Taxes
  ($65,484,000 and $64,584,000)and
  Deferred Credits - Note F                  82,249,000        85,804,000

Shareholders' Equity - Notes F and I3       699,525,000       707,622,000
Commitments and Other Comments -
    Note I
                                       ----------------   ----------------
                                        $ 1,734,249,000   $ 1,695,515,000
                                       ================   ================

(A) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

                         (See Accompanying Notes)



              OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                (UNAUDITED)
----------------------------------------------------------------------------
                                           MARCH 31, 1999      MARCH 31, 1998
                                          ---------------      --------------
Shipping Revenues:
  Revenue from voyages                    $    96,616,000       $ 105,033,000
  Income attributable to bulk
    shipping joint ventures - Note D            1,563,000             303,000
                                          ---------------      --------------
                                               98,179,000         105,336,000
                                          ---------------      --------------

Shipping Expenses:
  Vessel and voyage - Note E                   56,907,000          64,245,000
  Depreciation of vessels and
    amortization of capital leases             15,983,000          16,781,000
  General and administrative - Note E          11,071,000          11,693,000
                                          ---------------      --------------
                                               83,961,000          92,719,000
                                          ---------------      --------------

Income from Vessel Operations                  14,218,000          12,617,000
Other Income (net) - Note H                     2,799,000           7,311,000
                                          ---------------      --------------
                                               17,017,000          19,928,000

Interest Expense                               12,359,000          18,965,000
                                          ---------------      --------------
                                                4,658,000             963,000
Gain on Sale of Investment in Cruise
   Business - Note C                                               42,288,000
Provision for Loss on Planned Vessel
   Dispositions - Note I2                                          (5,100,000)
                                          ---------------      --------------

Income before Federal Income Taxes              4,658,000          38,151,000
Provision for Federal Income Taxes,
reflecting deferred provision of
$1,600,000 and $7,425,000 - Note F              1,600,000          14,325,000
                                          ---------------      --------------
Net Income                                $     3,058,000       $  23,826,000
                                          ===============       =============

Per Share Amounts - Note I3:

Basic and diluted net income                         $.08                $.65
                                          ===============       =============
Cash dividends declared                              $.15                $.15
                                          ===============       =============




                         (See Accompanying Notes)

            OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                               (UNAUDITED)
-------------------------------------------------------------------------
                                         MARCH 31, 1999   MARCH 31, 1998
Net cash provided by Operating
Activities                                $   8,631,000    $  24,708,000
                                         --------------   --------------
Cash Flows from Investing Activities:
 Proceeds from sale of investment in
   cruise business                                           198,474,000
 Purchase of vessel under capital lease                       (7,700,000)  (a)
 Purchases of marketable securities           (382,000)         (319,000)  (b)
 Proceeds from sales of marketable
   securities                                  365,000           384,000
 Additions to vessels                       (2,050,000)         (378,000)
 Proceeds from sale of vessels held
   for disposal                              8,859,000         3,628,000
 Other - net                                (2,090,000)         (866,000)
                                         --------------   --------------
    Net cash provided by investing
      activities                              4,702,000      193,223,000
                                         --------------   --------------

Cash Flows from Financing Activities:
 Purchases of treasury stock                 (2,735,000)
 Issuance of long-term debt                  89,000,000
 Payments on long-term debt and
   obligations under capital leases         (41,987,000)    (208,805,000)
 Cash dividends paid                         (5,514,000)      (5,519,000)
 Other - net                                                     162,000
                                         --------------   --------------
    Net cash provided by/(used in)
      financing activities                   38,764,000     (214,162,000)
                                         --------------   --------------
Net Increase in Cash                         52,097,000        3,769,000
Cash, including interest-bearing
  deposits, at beginning of period           51,005,000      113,195,000
                                         --------------   --------------
Cash, including interest-bearing
  deposits, at end of period             $  103,102,000    $ 116,964,000
                                         ==============   ==============

(a) Excludes $7,906,000, representing the outstanding principal balance of debt assumed in connection with the purchase of a vessel under capital lease.


(b) Excludes $4,083,000, representing the carrying amount of 131,400 shares of Royal Caribbean Cruises Ltd. ("RCCL") retained and reclassified upon sale of 3,650,000 shares of RCCL.



                         (See Accompanying Notes)

                                       OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                                          (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                    Paid-in                                  Treasury Stock          Other
                 Common             Additional      Retained        ----------------------------   Comprehensive
                 Stock*             Capital         Earnings        Shares       Amount            Income/(Loss)**   Total
                 ---------------    --------------  -------------   -----------  --------------    ---------------   ---------------
   Balance at
     January 1,
     1999      $39,591,000  $96,156,000  $625,132,000  2,809,062  $(41,869,000)  $(11,388,000)  $707,622,000
                                                                                                ------------
   Net Income                               3,058,000                                              3,058,000
   Unrealized
     (Loss) on
     Available-
     For-Sale
     Securities                                                                    (2,793,000)    (2,793,000)
                                                                                                  -----------
   Comprehensive
     Income                                                                           265,000
                                                                                   -----------
   Cash
     Dividends                                                                     (5,514,000)
     Declared                              (5,514,000)
   Common Stock                                          235,400    (2,848,000)
     Acquired                                                                                     (2,848,000)
                ----------- -----------  ------------  ---------   ------------   ------------  ------------
   Balance at
     March 31,  $39,591,000 $96,156,000  $622,676,000  3,044,462  $(44,717,000)   $(14,181,000) $699,525,000
     1999
                =========== ===========  ============  =========  ==============  ============  ============
   Balance at
     January 1,
     1998    $   39,591,000 $96,149,000  $685,128,000  2,798,196  $(41,719,000)   $    648,000  $779,797,000
                                                                                                ------------
   Net Income                              23,826,000                                             23,826,000
   Unrealized
     Gain on
     Available-
     For-Sale
     Securities                                                                      5,687,000     5,687,000
                                                                                                ------------
   Comprehensive
     Income                                                                                       29,513,000
                                                                                                ------------
   Cash
     Dividends
     Declared                               (5,519,000)                                             (5,519,000)
   Options
     Exercised                     4,000                  (1,558)         21,000                        25,000
                 -----------  ----------  ------------   ---------   -----------      ----------   -----------
   Balance at
     March 31,
     1998        $39,591,000 $96,153,000  $703,435,000  2,796,638   $(41,698,000)     $6,335,000   $803,816,000
                 =========== ===========  ============  =========   =============     ==========   ============

      *Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
     **Represents unrealized gains/(losses) on available-for-sale securities, net of tax.

                                             (See Accompanying Notes)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
        ----------------------------------------------------

Notes to Unaudited Condensed Financial Statements

General - As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes, which have been rounded to the nearest thousand dollars, have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Shareholders for the year ended December
31, 1998.

The statements as of and for the three month period ended March 31, 1999, and for the three month period ended March 31, 1998 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of those for a full fiscal year.






























                   (See Notes on Following Pages)

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
              ----------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note A - Segment Reporting:

The Company has four reportable segments: foreign flag crude tankers, products carriers and dry bulk carriers and U. S. flag tankers, including products carriers. Information about the Company's reportable segments as of and for the three month periods ended March 31, 1999 and 1998 follows:

                                                              U.S.
                                          Foreign             Flag
                                  -------------------------   Tankers,
                                                    Dry       including
                                  Crude   Products  Bulk      Products     All
Dollars in thousands              Tankers Carriers  Carriers   Carriers    Other     Totals
------------------------------------------------------------------------------------------------
Three months ended March 31,
1999:
  Shipping revenues                49,006  13,852     2,935    23,609      8,777     98,179
  Income/(loss) from vessel
    operations                     10,087   1,957   ( 1,440)    4,582      2,341     17,527 *
Total assets at March 31, 1999    929,174 119,581   131,248   151,159     32,943  1,364,105


Three months ended March 31,1998:
  Shipping revenues                51,124  14,560     2,425    30,893      6,334    105,336
  Income/(loss) from vessel                                                                     *
    operations                      9,328   1,650      (918)    5,155        276     15,491 *
Total assets at March 31, 1998    874,730 139,216   232,402   186,707     32,570  1,465,625

* Segment totals are before corporate general and administrative expenses, investment income and interest expense, but after allocation of vessel related overhead ($7,762 in 1999), which has been calculated in a consistent manner in both periods.

Reconciliations of total assets of the segments to amounts included in the condensed consolidated financial statements follow:
                                                                            AS OF
                                                              ----------------------------------
In thousands                                                    MARCH 31, 1999   MARCH 31, 1998
---------------------------------------------------------       --------------   -----------------
Total assets of all segments, which exclude intercompany
   receivables                                                  $ 1,364,105       $ 1,465,625
Corporate cash and securities, including capital
   construction fund                                                287,307           324,773
Other unallocated amounts                                            82,837            70,670
                                                              -------------    --------------
                                Consolidated total assets       $ 1,734,249       $ 1,861,068
                                                              ==============   =================

                         (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
        -----------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note B - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:
                                                       AS OF
                                           ------------------------------
                                           MARCH 31,       DECEMBER 31,
                                           1999            1998
                                           -------------   --------------
Current assets                               $  41,397,000   $   25,518,000
Vessels, net and vessels held for disposal   1,011,819,000    1,023,139,000
Other assets                                   106,245,000      114,343,000
                                             -------------    -------------
                                             1,159,461,000    1,163,000,000
                                             -------------    -------------
Current installments of
long-term debt, including intercompany
of $50,100,000 and $33,400,000                  55,752,000       44,024,000
Other current liabilities                       12,993,000       13,697,000
                                             -------------    -------------
Total current liabilities                       68,745,000       57,721,000
Long-term debt (including
   intercompany of $183,700,000 and
  $200,400,000)and deferred credits, etc.      336,186,000      356,373,000
                                             -------------    -------------
                                               404,931,000      414,094,000
                                             -------------    -------------
Net assets                                   $ 754,530,000   $  748,906,000
                                             =============   ==============

Note C - Investment in Cruise Business:

In March 1998, the Company recognized a gain of $42,288,000 ($26,500,000 after tax, including $1,000,000 of tax on previously untaxed RCCL earnings) from the sale of 3,650,000 shares of RCCL common stock that it had acquired in July 1997 in connection with the disposal of its joint venture interest in Celebrity Cruise Lines Inc. The Company applied the net proceeds from this sale, approximately $180,000,000, to reduce amounts outstanding under its long-term credit facility.

                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements


Note D - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:


                                                 AS OF
                                     ------------------------------
                                       MARCH 31,        DECEMBER 31,
                                       1999             1998
                                      --------------   -------------
Cash ($53,369,000 and $49,678,000)
  and other current assets            $   58,184,000    $ 55,171,000
Vessels, net                             173,244,000     178,592,000
Other assets (including $1,355,000
  and $1,197,000 due from owners)          3,209,000       3,571,000
                                         234,637,000     237,334,000
Current installments of
  long-term debt                           7,500,000       7,500,000
Other current liabilities                 20,325,000       4,396,000
                                       --------------   -------------
Total current liabilities                 27,825,000      11,896,000
Long-term debt                            37,500,000      41,250,000
                                       --------------   -------------
                                          65,325,000      53,146,000
                                       --------------   -------------
Net assets (principally
   undistributed net earnings)        $  169,312,000   $ 184,188,000
                                      ===============  ==============

                                        THREE MONTHS ENDED MARCH 31,
                                       ------------------------------
                                          1999             1998
                                       --------------   -------------
Revenue, primarily from voyages
  (including $4,660,000 and
  $6,385,000 from vessels
  chartered to owners)                 $   12,960,000   $  14,388,000
Costs and expenses                          9,836,000      13,805,000
                                       --------------   -------------
Net income                             $    3,124,000   $     583,000
                                       ==============   =============

                   (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
        ----------------------------------------------------


Notes to Unaudited Condensed Financial Statements

Note E - Agency Fees and Brokerage Commissions:

On October 30, 1998, the Company assumed direct management and operation of its bulk shipping fleet, terminating its arrangements, by mutual consent, with Maritime Overseas Corporation ("Maritime"). All subsidiaries with vessels and certain joint ventures were parties to agreements with Maritime that provided, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries received specified compensation. For the three months ended March 31,1998, general and administrative expenses include $8,819,000 of agency fees and vessel and voyage expenses include $1,304,000 of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year was limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount. Maritime was owned by a director of the Company; directors or officers of the Company constituted all four of the directors and the majority of the principal officers of Maritime until October 1998, at which time the owner of Maritime became its sole director and officers of the Company resigned as officers of Maritime in connection with the transaction referred to above.

Note F - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $5,845,000 (three months ended March 31, 1999) and $46,096,000, including $42,288,000 from the sale of 3,650,000 shares of RCCL (three months ended March 31, 1998), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

No payments of federal income taxes were required or made during the three month periods ended March 31, 1999 and 1998.



                      (See Notes on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------

Notes to Unaudited Condensed Financial Statements


Note G - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including if any of the financial covenants contained in certain of such agreements are not met.

As of March 31, 1999, the Company is a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $240,000,000, pursuant to which it pays LIBOR (5.1% as of March 31, 1999) and receives fixed rates ranging from 5.9% to 6.4% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $482,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 2000 to 2008.


Approximately 17% of the net book amount of the Company's vessels, including vessels under construction, and vessels under capital leases, representing four foreign flag and four U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $8,863,000 (three months ended March 31, 1999) and $16,284,000 (three months ended March 31, 1998), excluding capitalized interest.

Note H - Other Income - net:

  Other income - net consists of the following:
                                         THREE MONTHS ENDED
                                               MARCH 31,
                                    -----------------------------
                                        1999             1998
                                    -------------   -------------
Investment income:
  Interest and dividends             $2,238,000        $2,942,000
  Gain on sale of securities            365,000         4,046,000
                                    -----------     -------------
                                      2,603,000         6,988,000
Gain on disposal of vessels - net       258,000
Miscellaneous - net                     (62,000)          323,000
                                    -----------     -------------
                                     $2,799,000        $7,311,000
                                    ===========     =============

                    (See Note on Following Pages)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements


Note I - Commitments and Other Comments:

1. As of March 31, 1999, the Company has commitments for the construction of two 308,700 dwt double-hulled foreign flag VLCCs for delivery in 2000, with an aggregate contract price based on standard shipyard contract terms of $140,000,000, discounted to approximately $130,000,000 to reflect the prepayment in 1998 of a substantial portion of the purchase price. The prepayment, approximately $105,000,000, is covered by refundment guaranties from a major U.S. insurance company. In December 1998, the Company financed its prepayment and provided for the remaining unpaid costs of these two vessels with a ten-year borrowing secured by an assignment of the refundment guaranties and by mortgages to be placed on the vessels upon their respective deliveries.

2. The economic crisis in Asia that began in the latter part of 1997 persisted through 1998 and resulted in a major weakening in demand for bulk tonnage. The sharp economic contraction in Asia was particularly harsh on dry bulk markets because of this region's importance in the overseas transport of iron ore and coal. Accordingly, during 1998 the Company recorded a charge of $91,000,000 ($59,200,000 after tax), including $5,100,000
($3,315,000 after tax) in the first quarter of 1998, to adjust the carrying value of certain vessels that it expects to dispose of in 1999. A major portion of this 1998 provision related to the six remaining vessels in the Company's ten-vessel dry bulk disposal program announced in 1997. The balance of the 1998 provision reflects a reduction to estimated realizable value of the carrying amounts for ten of the Company's oldest tankers, including three in joint ventures. In the first quarter, the Company sold three of these tankers, including one held in a joint venture and contracted for the sale of three dry bulk vessels, all held for disposal at year-end 1998. The gross proceeds to be realized in 1999 from all such sales approximates $34,000,000.

3. Basic net income per share is based on the following weighted average number of common shares outstanding during each period:
36,693,000 shares (three months ended March 31,1999) and 36,793,000 shares (three months ended March 31,1998). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period:
36,693,000 shares (three months ended March 31, 1999) and 36,867,000 shares (three months ended March 31, 1998). Stock options have not been included in the computation of diluted net income per share in 1999 since their effect thereon would be antidilutive.

4. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $85,000,000 for such foreign currency from April 1, 1999 through 2004.

                    (See Note on Following Page)

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Notes to Unaudited Condensed Financial Statements

Note I - Commitments and Other Comments (continued):

5. In February 1999,the Company's Board of Directors (the "Board") adopted the 1999 non-employee director (as defined) stock option plan, subject to stockholder approval, covering up to 150,000 shares of the Company's stock. The plan provides for options to be granted at exercise prices of at least market value at the date of grant. Options granted vest and become exercisable over a three-year period and expire ten years from the date of grant.

In addition, the Board extended the expiration date for certain options granted under the 1990 nonqualified stock option plan for three years, until December 2002. No compensation expense was recognizable in connection therewith.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          ------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 OPERATIONS AND FINANCIAL CONDITION
                 ----------------------------------


Significant Event
-----------------

In the first quarter of 1999, the Company, British Petroleum ("BP") and Keystone Shipping Company ("Keystone") successfully completed the formation of Alaska Tanker Company ("ATC") which will manage the vessels carrying BP's Alaskan crude oil, including five of the Company's vessels. These five vessels which had previously been on long-term time charters to BP are now on bareboat charter to ATC, with BP guarantees, through their OPA 90 expiry dates in 2005/2006. ATC, which is owned 37.5% by the Company, 37.5% by Keystone and 25% by BP, intends to become the premier quality provider of marine transportation services in the environmentally sensitive Alaskan crude oil trade.

Planned Vessel Dispositions
---------------------------

The economic crisis in Asia that began in the latter part of 1997 persisted through 1998 and resulted in a major weakening in demand for bulk tonnage. The sharp economic contraction in Asia was particularly harsh on dry bulk markets because of this region's importance in the overseas transport of iron ore and coal. Accordingly, during 1998 the Company recorded a charge of $91,000,000 ($59,200,000 after tax) to adjust the carrying value of certain vessels that it expects to dispose of in 1999. A major portion of this 1998 provision related to the six remaining vessels in the Company's ten-vessel dry bulk disposal program announced in 1997. The balance of the 1998 provision reflects a reduction to estimated realizable value of the carrying amounts for ten of the Company's oldest tankers, including three in joint ventures. In the first quarter, the Company sold three of these tankers, including one held in a joint venture, and contracted for the sale of three dry bulk vessels, all held for disposal at year-end 1998. The gross proceeds to be realized in 1999 from the disposition of these six vessels approximates $34,000,000.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Operations
------------

Income From Vessel Operations
-----------------------------

Revenues and results of vessel operations of the Company are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the markets in which those vessels operate. Freight rates for major bulk commodities are determined by market forces including local and worldwide demand for such commodities, volumes of trade, distances between sources and destinations of cargoes, and the amount of available tonnage both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the number of newbuilding deliveries and removal of existing tonnage from service. Results in particular periods are also affected by such factors as the mix between voyage and time charters, the timing of the completion of voyage charters, the time and prevailing rates when charters that are currently being performed were negotiated, the levels of applicable rates and the business available as particular vessels come off existing charters, and the timing of drydocking of vessels.

Rates in the first quarter of 1999 for VLCCs in the world tanker markets averaged below those for the same period of 1998, reflecting the trend to lower levels that began last summer when the second round of oil production cuts by major producers went into effect. VLCC rates began the quarter on a steady note, firming to over $35,000 per day by late February as more winter-like weather finally arrived in Northern Hemisphere countries and Iraqi exports picked up strongly. By early March, however, OPEC's decision to implement additional, larger-than-expected production cuts, combined with a heavy schedule of newbuilding deliveries, began to have a depressing effect, pushing rates to below $9,000 per day by late April.

Rates for Aframax tankers in the Caribbean market (the Company's primary Aframax trading area) also averaged below those of a year ago in the first quarter, and by a wider margin than for VLCCs, indicative of the disproportionate share of the oil production cuts taken by Caribbean Basin exporters since early 1998. Rates began 1999 at $21,000 per day, declining to below $12,000 per day by early March as U.S. refineries
underwent seasonal maintenance turnarounds.   By the end of March,
rates rallied back to almost $22,000 per day as refiners began to restock crude ahead of the summer driving season. Announced large incremental production cuts by major oil producers were a key factor leading to a fall in rates to about $12,000 per day by late April. The Company's Aframax tanker pool with PDV Marina continues to complement its base of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels.

Rates for Suezmaxes on the West Africa to U.S. route averaged substantially below the levels prevailing in the comparable 1998 period. From a low of around $11,500 per day in mid-January, rates moved up to above
$17,000 per day in late February, then declined into a $10,000 to $12,000 per day range in April.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------


Income From Vessel Operations (continued)
-----------------------------

Product tanker rates in the Caribbean, although not satisfactory, averaged above those in the comparable 1998 period. Ongoing strong U.S.
gasoline demand, planned maintenance downtime and supply disruptions on the U.S. West Coast were the main supportive factors. Freight rates
[for 30s] ranged from $12,000 per day near the start of the year to $9,000 per day by early March. From this point, rates climbed to as high as $11,700 per day in late March before declining to $9,000 per day at the end of April.

Rates for larger product carriers trading to the Far East continued to decline, beginning the year at $15,200 per day, declining to as low as $7,400 per day in late February, then settling into a $9,000 to $10,500 per day range from late March through early May. Excess refining capacity in the Far East has stimulated short-haul intraregional trade at the expense of longer-haul cargoes.

Dry bulk freight rates for Capesize vessels in the first quarter averaged approximately 35% to 50% below comparable year ago levels. These extremely poor levels are largely attributable to the economic weakness still being experienced in Asia. Freight rates for large Capesize vessels through early May ranged from $6,000 to $10,000 per day.

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in the first quarter of both 1999 and 1998 based on the published reports of one well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during either period.

Average Market Rates by Vessel Type


                                                       First Quarter
                                                   ----------------------
Tankers                                              1999         1998
-------                                            --------     ---------
Modern VLCCs                                       $ 29,800     $ 34,200
Suezmaxes (W. Africa - U. S.)                        19,100       24,700
Aframaxes (Caribbean market)                         16,700       19,600
Product carriers (Worldwide)                          9,400       10,700

Dry Bulk Carriers
-----------------
Capesize                                              7,500       12,900

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------


Income From Vessel Operations (continued)
-----------------------------

Income from vessel operations for the quarter ended March 31, 1999 increased by approximately $1,600,000 from the results for the first quarter of 1998. Income from foreign flag vessel operations increased about
$800,000, as a result of reduced general and administrative costs and fewer idle days for bulk shipping joint venture vessels, partially offset by reduced rates for most of the Company's foreign flag tonnage. Overall, the total number of operating days for the foreign flag fleet (other than vessels included in the aforementioned dry cargo disposal program) was not significantly different in the 1999 first quarter compared with 1998. Income from operations of the Company's U.S. flag fleet increased approximately $800,000 in the three months ended March
31, 1999, reflecting reduced general and administrative costs, substantially fewer lay-up days in the 1999 first quarter and reduced depreciation resulting from extending the depreciable lives of four vessels whose underlying long-term charters were extended to 2005/2006.
The U. S. flag crude tanker fleet had 200 fewer operating days
(including the effect of two vessels sold near the end of 1998) in the 1999 quarter than in the 1998 first quarter.

Other Income - Net
------------------

The details of other income are shown in Note H. Aggregate interest and dividend income decreased in the 1999 quarter as compared to 1998 because of a decrease on average of the amounts utilized during the quarter for interest-bearing deposits and investments. Gain on sale of securities approximated $400,000 in the first quarter of 1999 compared with approximately $4,000,000 in the corresponding 1998 period.

Interest Expense
----------------

Interest expense decreased in the first quarter of 1999 as a result of a substantial decrease in the average amount of debt outstanding in the 1999 period compared with 1998, reflecting the reduction of debt through application of the proceeds of approximately $180,000,000, net of taxes, from the sale of 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock in the first quarter of 1998 and gross proceeds of $50,000,000 from the sale in 1998 of vessels included in the aforementioned dry cargo disposal program. In addition, in the fourth quarter of 1998 the Company refinanced $310,000,000 of Unsecured Senior Notes with coupons averaging 8.7% by borrowing under its revolving credit agreement; this reduced interest costs for the quarter by in excess of $1,200,000. Interest expense in the 1999 first quarter is net of $1,800,000 of interest capitalized in connection with vessel construction. Interest expense reflects $300,000 in the 1999 period and $500,000 in the 1998 period of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          ------------------------------------------------

Provision for Federal Income Taxes
----------------------------------

The provision for federal income taxes in the first quarter of 1999 decreased from the comparable period of 1998 because of the decrease in pretax income (reflecting a pretax gain in 1998 on the sale of shares of RCCL of $42,288,000) adjusted to reflect items that are not subject to tax and the dividends received deduction in both periods. The 1998 provision includes approximately $1,000,000 of tax on previously untaxed RCCL earnings.

New Accounting Standard
-----------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("FAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new statement effective January 1, 2000. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The portion of a derivative's change in fair value that is deemed not to constitute a hedge will be immediately recognized in earnings. For derivatives that are hedges, depending on the nature of the hedges, changes in the fair value of derivatives will either be offset against changes in fair value of the hedged items or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company believes that the adoption of FAS 133 will not have a material effect on its earnings and financial position.

Liquidity and Sources of Capital
--------------------------------

Working capital at March 31, 1999 was approximately $117,000,000. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also has investments in marketable securities carried as noncurrent assets, other than securities included in the Capital Construction Fund, with a market value of approximately $11,000,000 at March 31, 1999. In addition, the Company maintains a Capital
Construction Fund with a market value of approximately $174,000,000 at March 31, 1999. Net cash provided by operating activities in the first three months of 1999 approximated $9,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year).

The Company has an unsecured long-term credit facility of $600,000,000, of which $473,000,000 was used at March 31, 1999, and an unsecured short-term credit facility of $30,000,000, of which $9,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Liquidity and Sources of Capital (continued)
--------------------------------

The Company has used interest rate swaps to effectively convert a portion of its debt, including capital lease obligations, either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately
$85,000,000 for such foreign currency from April 1, 1999 through 2004.

As of March 31, 1999, the Company has commitments for the construction of two 308,700 dwt double-hulled foreign flag VLCCs for delivery in 2000, with an aggregate contract price based on standard shipyard contract terms of $140,000,000, discounted to approximately $130,000,000 to reflect the prepayment in August 1998 of a substantial portion of the purchase price. The prepayment, approximately $105,000,000, is covered by refundment guaranties from a major U.S. insurance company. In December 1998, the Company financed its prepayment and provided for the remaining unpaid costs of these two vessels with a ten-year borrowing secured by an assignment of the refundment guaranties and by mortgages to be placed on the vessels upon their respective deliveries.

Risk Management
---------------

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The
Company uses derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

Update on Impact of Year 2000
-----------------------------

The Company is continuing its review of all phases of its activities that could be affected by Year 2000 issues. Year 2000 issues relate to the inability of computer programs or microchips to distinguish between the year 1900 and the year 2000. In connection with computer processing of its financial records, the Company primarily uses software that is Year 2000 compliant. The Company is reviewing its computer supported operational activities (most of which do not relate to recordkeeping), which include computer operated machinery or processes or computer based backup systems on board its vessels. The Company is testing its applications and has found those tested either to be Year 2000 compliant or to have minor deficiencies that are expected to be corrected by mid-1999. The Company is performing further tests of its systems that it expects to complete in mid-1999.

The Company has communicated with vendors and others whose Year 2000 compliance is critical to the Company and is following up with them concerning their plans and progress in addressing Year 2000 issues.
The Company is not aware of any Year 2000 problems as a result of these communications.

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

Completion of the Company's Year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions regarding future events. There can, however, be no assurance that there will not be a delay in, or unanticipated costs associated with, the Year 2000 project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, timely responses by third parties and suppliers and similar uncertainties. The Company expects to evaluate the necessity for a contingency plan in mid-1999.

                                                           May 10, 1999

   --------------------------------------------------------------

Independent Accountant's Report on Review of Interim Financial Information
--------------------------------------------------------------------------

The accompanying condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.


 ------------------------------------------------------------------

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------



                               PART II
                               -------




Item 6(a).     Exhibits
---------      --------

See Exhibit Index on page 24.

Item 6(b).     Reports on Form 8-K
---------      -------------------

The Registrant was not required to file any report on Form 8-K during the quarter ended March 31, 1999.

Ernst & Young LLP         787 Seventh Avenue          Phone: 212 773 3000
                          New York, New York 10019





        INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM
                        FINANCIAL INFORMATION


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 1999 and the related condensed consolidated statements of income, cash flows and changes in shareholders' equity for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Overseas Shipholding
Group, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year then ended, not presented herein, and in our report dated February 23, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ERNST & YOUNG LLP


May 10, 1999

                  OVERSEAS SHIPHOLDING GROUP, INC.
                           AND SUBSIDIARIES
                   -------------------------------



                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                          (Registrant)



Date:  May 14, 1999              S/MORTON P. HYMAN
       ------------              ---------------------------------
                                 Morton P. Hyman
                                 President


Date:  May 14, 1999              S/MYLES R. ITKIN
       ------------              ---------------------------------
                                 Myles R. Itkin
                                 Senior Vice President, Chief
                                   Financial Officer and Treasurer

          OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
         --------------------------------------------------

                            EXHIBIT INDEX
                            -------------








10.  Limited Liability Company Agreement of Alaska
     Tanker Company, L.L.C. dated as of March 30, 1999

15.  Letter from Ernst & Young LLP.

27.  Financial Data Schedule.

NOTE:Instruments authorizing long-term debt of the Registrant and subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.