Form 10-Q
period 1999-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1999-08-13
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended
JUNE 30, 1999

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

YES X NO

Common Shares outstanding as of August 10, 1999 - 36,242,797

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

	JUNE 30,	DECEMBER 31,
	1999	1998 (A)
	(UNAUDITED)
ASSETS

Current Assets:
Cash, including interest-bearing deposits of
$46,562,000 and $46,494,000	$ 50,353,000	$ 51,005,000
Receivables	38,845,000	33,785,000
Prepaid expenses	18,766,000	19,868,000
Total Current Assets	107,964,000	104,658,000

Investments in Marketable Securities	13,748,000	10,684,000
Capital Construction Fund	183,722,000	176,154,000
Vessels, at cost, less accumulated depreciation
of $368,743,000 and $340,617,000 - Note G	1,132,853,000	1,130,397,000
Vessels Under Capital Leases, less accumulated
amortization of $70,236,000 and $67,547,000	51,854,000	54,543,000
Vessels Held for Disposal, at estimated fair value -
Note I2	12,852,000	44,170,000
Investments in Bulk Shipping Joint Ventures - Note D	85,666,000	91,942,000
Other Assets	85,243,000	82,967,000
	$ 1,673,902,000	$ 1,695,515,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 5,068,000	$ 5,800,000
Sundry liabilities and accrued expenses	36,067,000	31,546,000
	41,135,000	37,346,000
Current installments of long-term debt - Note G	7,549,000	20,194,000
Current obligations under capital leases	4,715,000	4,244,000
Total Current Liabilities	53,399,000	61,784,000

Advance Time Charter Revenues	2,457,000	6,412,000
Long-term Debt - Note G	754,627,000	757,126,000
Obligations Under Capital Leases	74,182,000	76,767,000
Deferred Federal Income Taxes ($72,574,000 and
$64,584,000)and Deferred Credits - Note F	89,552,000	85,804,000

Shareholders' Equity - Notes F and I3	699,685,000	707,622,000
Commitments and Other Comments - Note I
	$ 1,673,902,000	$ 1,695,515,000

(A) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 1999	JUNE 30, 1998	JUNE 30, 1999	JUNE 30, 1998
Shipping Revenues:
Revenue from voyages	$ 91,209,000	$ 104,139,000	$ 187,825,000	$ 209,172,000
Income attributable to bulk
shipping joint
ventures - Note D	1,123,000	767,000	2,686,000	1,070,000
	92,332,000	104,906,000	190,511,000	2 10,242,000

Shipping Expenses:
Vessel and voyage - Note E	53,696,000	62,629,000	110,603,000	126,874,000
Depreciation of vessels and
amortization of
capital leases	14,822,000	18,284,000	30,805,000	35,065,000
General and administrative
- Note E	9,635,000	10,340,000	20,706,000	22,033,000
	78,153,000	91,253,000	162,114,000	183,972,000

Income from Vessel Operations	14,179,000	13,653,000	28,397,000	26,270,000
Other Income (net) - Note H	2,161,000	13,419,000	4,960,000	20,730,000
	16,340,000	27,072,000	33,357,000	47,000,000
Interest Expense	12,357,000	15,831,000	24,716,000	34,796,000
	3,983,000	11,241,000	8,641,000	12,204,000
Gain on Sale of Investment in
Cruise Business - Note C				42,288,000
Gain (Provision for Loss) on
Planned Vessel
Dispositions - Note I2	9,000,000	_____________	9,000,000	(5,100,000)

Income before Federal Income
Taxes	12,983,000	11,241,000	17,641,000	49,392,000
Provision for Federal Income
Taxes, reflecting
deferred provision of
4,550,000, $750,000,
$6,150,000 and $8,175,000
- Note F	4,550,000	3,750,000	6,150,000	18,075,000
Net Income	$ 8,433,000	$ 7,491,000	$ 11,491,000	$ 31,317,000

Per Share Amounts - Note I3:

Basic and diluted net income	$.23	$.20	$.31	$.85
Cash dividends declared*	$.30	$.30	$.45	$.45

*Includes $.15 (1999 and 1998) per share for the third quarter.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
(UNAUDITED)

	JUNE 30, 1999	JUNE 30, 1998

Net cash provided by Operating Activities	$ 19,785,000	$ 34,627,000

Cash Flows from Investing Activities:
Proceeds from sale of investment in
cruise business		198,474,000
Purchase of vessel under capital lease		(7,700,000)	(a)
Purchases of marketable securities	(2,817,000)	(763,000)	(b)
Proceeds from sales of marketable securities	962,000	9,557,000
Additions to vessels	(30,582,000)	(859,000)
Proceeds from sale of vessels held for disposal	41,956,000	47,306,000
Distributions from bulk shipping ventures	9,000,000
Other - net	(4,501,000)	(1,147,000)
Net cash provided by investing activities	14,018,000	244,868,000

Cash Flows from Financing Activities:
Purchases of treasury stock	(6,243,000)
Issuance of long-term debt	30,000,000
Payments on long-term debt and
obligations under capital leases	(47,278,000)	(284,147,000)
Cash dividends paid	(10,954,000)	(11,038,000)
Other - net	20,000	953,000
Net cash (used in) financing activities	(34,455,000)	(294,232,000)
Net Decrease in Cash	(652,000)	(14,737,000)
Cash, including interest-bearing
deposits, at beginning of period	51,005,000	113,195,000
Cash, including interest-bearing
deposits, at end of period	$ 50,353,000	$ 98,458,000

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

(See Accompanying Notes)
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
(UNAUDITED)
						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income/(Loss)**	Total
Balance at
January 1, 1999	$ 39,591,000	$ 96,156,000	$ 625,132,000	2,809,062	$(41,869,000)	$(11,388,000)	$ 707,622,000
Net Income			11,491,000				11,491,000
Unrealized Gain
on Available-
For-Sale
Securities						3,297,000	3,297,000
Comprehensive
Income							14,788,000 ***
Cash Dividends Declared			(16,391,000)				(16,391,000)
Common Stock Acquired				534,900	(6,334,000)		(6,334,000)
Balance at
June 30, 1999	$ 39,591,000	$ 96,156,000	$ 620,232,000	3,343,962	$(48,203,000)	$ (8,091,000)	$699,685,000

Balance at
January 1, 1998	$ 39,591,000	$ 96,149,000	$ 685,128,000	2,798,196	$(41,719,000)	$ 648,000	$ 779,797,000
Net Income			31,317,000				31,317,000
Unrealized (Loss)
on Available-
For-Sale
Securities						(3,305,000)	(3,305,000)
Comprehensive
Income							28,012,000***
Cash Dividends Declared			(16,557,000)				(16,557,000)
Options Exercised		4,000		(1,558)	21,000		25,000
Balance at
June 30,1998	$ 39,591,000	$ 96,153,000	$ 699,888,000	2,796,638	$(41,698,000)	$ (2,657,000)	$ 791,277,000

*Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
**Represents unrealized gains/(losses) on available-for-sale securities, net of tax.
***Comprehensive income/(loss) was $14,528,000 for the three months ended June 30, 1999 and $(1,501,000) for the three months ended June 30, 1998.

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

The statements as of June 30, 1999 and for the three month and six month periods ended June 30, 1999 and June 30, 1998 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of those for a full fiscal year.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Segment Reporting:

The Company has four reportable segments: foreign flag crude tankers, products carriers and dry bulk carriers and U. S. flag tankers, including products carriers. Information about the Company's reportable segments as of and for the three month and six month periods ended June 30, 1999 and 1998 follows:
				U. S. Flag
				Tankers,
	Foreign			including
	Crude	Products	Dry Bulk	Products
Dollars in thousands	Tankers	Carriers	Carriers	Carriers	All Other**	Totals
Three months ended June 30, 1999:
Shipping revenues	$ 44,398	$ 11,423	$ 2,596	$ 23,433	$ 10,482	$ 92,332
Income/(loss) from vessel operations	8,668	247	(1,525)	5,965	3,224	16,579	*
Total assets at June 30, 1999	944,727	119,145	103,849	156,373	27,607	1,351,701

Six months ended June 30, 1999:
Shipping revenues	93,404	25,275	5,531	47,042	19,259	190,511
Income/(loss) from vessel operations	18,755	2,204	(2,965)	10,547	5,565	34,106	*

Three months ended June 30, 1998:
Shipping revenues	57,397	13,555	2,750	29,221	1,983	104,906
Income/(loss) from vessel operations	11,690	1,113	(1,579)	4,847	(399)	15,672	*
Total assets at June 30, 1998	863,128	137,534	186,765	165,842	32,095	1,385,364

Six months ended June 30, 1998:
Shipping revenues	108,521	28,115	5,175	60,114	8,317	210,242
Income/(loss) from vessel operations	21,018	2,763	(2,497)	10,002	(123)	31,163	*

* Segment totals are before corporate general and administrative expenses, investment income and interest expense, but after allocation of vessel related overhead ($7,235 for the three months and $14,997 for the six months ended June 30, 1999), which has been calculated in a consistent manner in all periods.

** Consists principally of U.S. flag non-tanker tonnage.

Reconciliations of total assets of the segments to amounts included in the condensed consolidated financial statements follow:
	AS OF
In thousands	JUNE 30, 1999	JUNE 30, 1998
Total assets of all segments, which exclude intercompany receivables	$ 1,351,701	$ 1,385,364
Corporate cash and securities, including capital construction fund	247,252	307,677
Other unallocated amounts	74,949	72,052
Consolidated total assets	$ 1,673,902	$ 1,765,093

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:
	AS OF
	JUNE 30,	DECEMBER 31,
	1999	1998

Current assets	$ 28,350,000	$ 25,518,000
Vessels, net and vessels held for disposal	1,013,875,000	1,023,139,000
Other assets	107,394,000	114,343,000
	1,149,619,000	1,163,000,000
Current installments of
long-term debt, including intercompany
of $43,100,000 and $33,400,000	48,845,000	44,024,000
Other current liabilities	12,939,000	13,697,000
Total current liabilities	61,784,000	57,721,000
Long-term debt (including
intercompany of $167,000,000 and
$200,400,000)and deferred credits, etc.	335,167,000	356,373,000
	396,951,000	414,094,000
Net assets	$ 752,668,000	$ 748,906,000

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:

	AS OF
	JUNE 30,	DECEMBER 31,
	1999	1998
Cash ($41,865,000 and $49,678,000) and
other current assets	$ 47,649,000	$ 55,171,000
Vessels, net	171,555,000	178,592,000
Other assets (including $720,000 and
$1,197,000 due from owners)	2,106,000	3,571,000
	221,310,000	237,334,000
Current installments of long-term debt	7,500,000	7,500,000
Other current liabilities	4,751,000	4,396,000
Total current liabilities	12,251,000	11,896,000
Long-term debt	37,500,000	41,250,000
	49,751,000	53,146,000
Net assets (principally undistributed
net earnings)	$171,559,000	$ 184,188,000

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	1999	1998	1999	1998
Revenue, primarily from voyages
(including $4,638,000, $7,033,000,
$9,298,000 and $13,418,000 from
vessels chartered to owners)	$10,026,000	$ 13,496,000	$22,986,000	$ 27,884,000
Costs and expenses	7,779,000	11,980,000	17,615,000	25,785,000
Net income	$ 2,247,000	$ 1,516,000	$ 5,371,000	$ 2,099,000

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Agency Fees and Brokerage Commissions:

On October 30, 1998, the Company assumed direct management and operation of its bulk shipping fleet, terminating its arrangements, by mutual consent, with Maritime Overseas Corporation ("Maritime"). All subsidiaries with vessels and certain joint ventures were parties to agreements with Maritime that provided, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries received specified compensation. General and administrative expenses include $8,321,000 (three months ended June 30, 1998) and $17,140,000 (six months ended June 30, 1998) of agency fees and vessel and voyage expenses include $1,291,000 (three months ended June 30, 1998) and $2,595,000 (six months ended June 30, 1998) of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year was limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount. Maritime was owned by a director of the Company; directors or officers of the Company constituted all four of the directors and the majority of the principal officers of Maritime until October 1998, at which time the owner of Maritime became its sole director, and officers of the Company resigned as officers of Maritime in connection with the termination of the arrangements referred to above.

Note F - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which was earned by companies which are not subject to income taxes in their country of incorporation, aggregated $6,785,000 (three months ended June 30, 1999), $6,058,000 (three months ended June 30, 1998), $12,630,000 (six months ended June 30, 1999) and $52,154,000, including $42,288,000 from the sale of 3,650,000 shares of RCCL (six months ended June 30, 1998), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

Federal income taxes paid in the six months ended June 30, 1998 amounted to $4,900,000. No payments were required or made during the six month period ended June 30, 1999.

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

As of June 30, 1999, the Company is a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $240,000,000, pursuant to which it pays LIBOR (5.4% to 5.6% as of June 30, 1999, for a term equal to the swaps' reset frequency) and receives fixed rates ranging from 5.9% to 6.4% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $304,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 2000 to 2008.

Approximately 16% of the net book amount of the Company's vessels, including vessels under construction, and vessels under capital leases, representing four foreign flag and four U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $25,546,000 (six months ended June 30, 1999) and $35,476,000 (six months ended June 30, 1998), excluding capitalized interest.

Note H - Other Income - net:

Other income - net consists of the following:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	1999	1998	1999	1998
Investment income:
Interest and dividends	$ 2,708,000	$ 2,405,000	$4,946,000	$ 5,347,000
Gain/(loss) on sale of
securities	(671,000)	9,802,000	(306,000)	13,848,000
	2,037,000	12,207,000	4,640,000	19,195,000

Gain on disposal of vessels - net			258,000
Miscellaneous - net	124,000	1,212,000	62,000	1,535,000
	$ 2,161,000	$13,419,000	$4,960,000	$20,730,000

(See Note on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note I - Commitments and Other Comments:

  As of June 30, 1999, the Company has commitments for the construction of six double-hulled foreign flag tankers, scheduled for delivery between early 2000 and early 2002, with an aggregate unpaid cost of approximately $134,000,000. Unpaid costs are net of progress payments and the prepayment in August 1998 of a substantial portion of the purchase price of two of these vessels. The prepayment, approximately $105,000,000, is covered by refundment guaranties from a major U.S. insurance company. In December 1998, the Company financed its prepayment and provided for substantially all of the remaining unpaid costs of these two vessels with a ten-year borrowing secured by an assignment of the refundment guaranties and by mortgages to be placed on the vessels upon their respective deliveries.
  During 1998, the Company recorded a charge of $91,000,000 ($59,200,000 after tax), including $5,100,000 ($3,315,000 after tax) in the first quarter of 1998, to adjust the carrying value of certain vessels that it expects to dispose of in 1999. A major portion of this 1998 provision related to the six remaining vessels in the Company's ten-vessel dry bulk disposal program announced in 1997. The balance of the 1998 provision reflects a reduction to estimated realizable value of the carrying amounts for ten of the Company's oldest tankers, including three in joint ventures. During the second quarter of 1999, the Company completed its dry bulk disposal program, including one vessel under contract of sale for delivery in the third quarter. Accordingly, the Company recognized a gain of $9,000,000 with respect to the nine vessels sold and delivered as of June 30, 1999. Year-to-date, the Company sold four of the above mentioned tankers, including two held in joint ventures. One of the six tankers remaining to be sold was cleaned and is now participating in the U. S. grain trade program. The gross proceeds to be realized by the Company in 1999 from all of the above sales to date is approximately $55,000,000.
  Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 36,312,000 shares (three months ended June 30, 1999), 36,794,000 shares (three months ended June 30, 1998), 36,501,000 shares (six months ended June 30, 1999) and 36,793,000 shares (six months ended June 30, 1998). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 36,316,000 shares (three months ended June 30, 1999), 36,867,000 (three months ended June 30, 1998), 36,504,000 (six months ended June 30, 1999) and 36,867,000 shares (six months ended June 30, 1998).

(See Note on Following Page)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note I - Commitments and Other Comments (continued):

  The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $81,000,000 for such foreign currency from July 1, 1999 through 2004.
  In February 1999, the Company's Board of Directors (the "Board") adopted the 1999 Non-Employee Director (as defined) Stock Option Plan, making available up to 150,000 shares of the Company's stock. The plan provides for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at exercise prices of at least market price at the date of grant. Initial options vest and become exercisable over a three-year period, annual options vest and become exercisable one year from the date of grant, and all options expire ten years from the date of grant. Options for 67,500 shares were granted in June.

In June 1999, options covering 560,000 shares were granted under the 1998 nonqualified stock option plan to senior officers of the Company at exercise prices equal to the market price at the date of grant.

In addition, the Board extended the expiration date for certain options granted under the 1989 and 1990 nonqualified stock option plans for three years, until October 2003 and December 2002, respectively. No compensation expense was recognizable in connection therewith.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

OPERATIONS AND FINANCIAL CONDITION

Significant Event

In the first quarter of 1999, the Company, BP Amoco p.l.c. ("BP Amoco") and Keystone Shipping Company ("Keystone") successfully completed the formation of Alaska Tanker Company ("ATC"). ATC, which is owned 37.5% by the Company, 37.5% by Keystone and 25% by BP Amoco, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. ATC currently manages the vessels carrying BP Amoco's Alaskan crude oil, including five of the Company's vessels. These five vessels which had previously been on long-term time charters to BP Amoco were converted in the second quarter to bareboat charters to ATC, with BP Amoco guarantees, through their OPA 90 expiry dates in 2005/2006. These bareboat charters provide a core level of earnings to the Company and, with respect to such vessels, eliminate the Company's exposure to any increases in costs and/or decreases in operating days.

Planned Vessel Dispositions

During the second quarter of 1999, the Company successfully completed its dry bulk disposal program, including one vessel under contract of sale for delivery in the third quarter. The Company recognized a gain of $9,000,000 with respect to the nine vessels sold and delivered as of June 30, 1999. Year-to-date, the Company has also sold four of its oldest tankers, including two held in joint ventures, that were held for disposal at year-end 1998. The Company expects to realize gross proceeds of approximately $55,000,000 in 1999 from the sale of all such vessels.

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

In the world tanker markets, VLCC rates in the first half of 1999 averaged 33% below the same period of 1998. From a first quarter high of around $35,000 per day in late February, rates declined sharply to below $9,000 per day in late April as oil producers implemented a new round of oil production cuts, resulting in a reduction in Middle East exports. Rates then recovered to around $24,000 per day by mid-June but weakened again by late July to levels approaching their late April lows, reflecting a substantial buildup of tonnage in the Middle East.

During the first half of 1999, rates for Aframax tankers in the Caribbean market (the Company's primary Aframax trading area) which have remained at depressed levels for most of the past 12 months, averaged 11% below last year's first half and near to their lowest levels since the late 1980s. After declining to below $12,000 in early March as refineries underwent seasonal downtime, rates moved up to $22,000 per day near the start of the second quarter to their highest level of the year, bolstered by the seasonal restocking of crude by refiners. However, the implementation of OPEC's third round of oil production cuts, and a heavy newbuilding delivery schedule, caused rates to abruptly reverse direction, sending them below $12,000 per day by mid-to-late April. Rates were at $10,000 per day in late July, their lowest level of the year. The Company's Aframax tanker pool with PDV Marina continues to complement its base of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

Rates for Suezmaxes on the West Africa to U.S. route averaged 33% below levels prevailing in the first half of 1998, approaching depressed levels not seen since the late 1980s. From a peak of around $17,500 per day in late February, rates tumbled to $7,500 per day by mid-to-late May, then settled into a trading range between $8,000 and $10,500 per day from June through late July.

After peaking at $14,000 per day in mid-January, freight rates for product tankers in the Caribbean declined to a low of $8,500 per day by mid- May as domestic refining picked up seasonally. From this low point, rates rallied back to $12,500 towards the end of June and continued to climb to $13,500 per day in late July. Supply disruptions on the U.S. West Coast, which drew tonnage away from the Caribbean, provided support to the product trades during much of the first half of the year and were a major factor enabling product tanker rates in the Caribbean to average 16% above those of the comparable year ago period. Rates for larger product carriers trading to the Far East were off an average 31% from last year's first half and were near their lowest levels of the decade. From this year's high of over $15,000 per day in January, rates declined to a low of $7,500 per day in early March. Rates then trended up to $14,000 per day by mid-June, also spurred by supply disruptions on the U.S. West Coast. However, rates failed to hold at these levels, falling back to $12,500 by late July. Higher levels of oil consumption in Asia, especially during the second quarter, lent some support to longer-haul product movements on larger product tankers.

Freight rates for large modern Capesize vessels (about 160,000 dwt) continued at low levels during the first half of the year, reflecting reduced world steel production, stagnating steam coal demand in Europe and a seasonal decline in steam coal requirements in Japan in the second quarter. Rates in both the Atlantic and Pacific ranged between $10,000 (in early January) and $5,500 per day (reached in late June/early July). By late July, the market rallied back to $8,000 per day.

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in the first and second quarters of both 1999 and 1998 based on the published reports of Clarkson Research Studies, a well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during any of the periods.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

Average Market Rates by Vessel Type
	1999		1998
Tankers	Second Quarter	First Quarter	Second Quarter	First Quarter
Modern VLCCs	$ 20,700	$29,800	$38,700	$34,200
Suezmaxes (W.
Africa - U.S.)	13,800	19,100	20,800	24,700
Aframaxes
(Caribbean market)	12,500	16,700	13,700	19,600
Product carriers
(Worldwide)	8,900	9,400	9,600	10,700

Dry Bulk Carriers
Capesize	7,200	7,500	9,400	12,900

Income from vessel operations for the second quarter and first half of 1999 increased by approximately $500,000 and $2,100,000, respectively, from the results for the corresponding 1998 periods. Results from vessel operations for the 1999 periods benefited from reductions in general and administrative expenses of approximately $700,000 and $1,300,000, respectively, and a fleet-wide reduction in vessel operating expenses in excess of $600 per day, per vessel, achieved through the Company's continuing process improvement and efficiency programs.

Income from foreign flag vessel operations decreased by approximately $3,200,000 and $2,400,000 for the same periods, reflecting significant declines in rates affecting all classes of tankers. Time-charter equivalent ("TCE" - defined as voyage revenues less voyage expenses divided by round-trip voyage days) rates for the Company's foreign flag tankers, including product carriers, declined by an average approximately of $2,000 per day for both the second quarter and first half of 1999 from the comparable 1998 periods. VLCCs were particularly hard hit with average declines of approximately $7,000 per day in both 1999 periods. The total number of operating days for the foreign flag fleet in the first half of 1999 were comparable to the 1998 period. Second quarter results, however, were negatively affected by a decline of approximately 350 operating days, partially attributable to the sale of two older tankers in the first quarter of 1999. Results from vessel operations for both 1999 periods benefited from reductions in depreciation of $1,000,000 and $2,400,000, respectively, attributable to the adjustment in carrying value of certain older and less efficient tankers scheduled for disposal.

Income from operations of the Company's U. S. flag fleet for the second quarter and first half of 1999 improved by approximately $3,700,000 and $4,500,000, respectively, from the comparable 1998 periods. This was substantially attributable to improved results of two small dry cargo ships that had been laid up for substantial portions of the 1998 periods. During the second quarter, the conversion of long-term time charters on five U. S. flag crude carriers to bareboat charters, with BP Amoco guarantees, resulted in a reduction in revenue from voyages in excess of $4,500,000 in the three and six month periods ended June 30, 1999. However, vessel and voyage expenses attributable to these five vessels decreased by a roughly comparable amount because vessel operating expenses became the responsibility of the bareboat charterer. Accordingly, this reduction in revenue had no material effect on income from vessel operations. Results for the U. S. flag tanker fleet were negatively affected by a reduction in operating days of 100 and 350 days in the 1999 second quarter and first six months of 1999 from the comparable 1998 periods, reflecting the sale of one vessel near the end of 1998 and an increase in the number of days in drydock in the 1999 periods. Results from vessel operations for both 1999 periods benefited from reduced depreciation of approximately $1,300,000 and $2,400,000, respectively, principally resulting from the extension of the depreciable lives of four vessels whose underlying charters were extended to their OPA 90 expiry days in 2005/2006.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense

Interest expense decreased in the second quarter and first half of 1999 as a result of a substantial decrease in the average amount of debt outstanding in the 1999 periods compared with the corresponding periods of 1998, reflecting the reduction of debt through application of the proceeds of approximately $180,000,000, net of taxes, from the sale of 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock in the first quarter of 1998 and gross proceeds of $50,000,000 from the sale in 1998 of vessels included in the aforementioned dry cargo disposal program. In addition, in the fourth quarter of 1998 the Company refinanced $310,000,000 of Unsecured Senior Notes with coupons averaging 8.7% by borrowing under its revolving credit agreement; this reduced interest costs for the second quarter and first half of 1999 by approximately $1,400,000 and $2,600,000 respectively. Interest expense is net of interest capitalized in connection with vessel construction of $2,000,000 (second quarter of 1999) and $3,800,000 (first half of 1999). Interest expense reflects $300,000 (second quarter of 1999), $600,000 (first half of 1999), $1,100,000 (second quarter of 1998) and $2,100,000 (first half of 1998) of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

Provision for Federal Income Taxes

The provision for federal income taxes in the first half of 1999 decreased from the comparable period of 1998 because of the decrease in pretax income (reflecting in the first half of 1998 a pretax gain of $42,288,000 on the sale of shares of RCCL) adjusted to reflect items that are not subject to tax and the dividends received deduction in both periods. The provision in the first half of 1998 includes approximately $1,000,000 of tax on previously untaxed RCCL earnings.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is required to be adopted in years beginning after June 15, 2000, as amended by Statement of Financial Accounting Standards No. 137. The Company expects to adopt the new statement effective January 1, 2001. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The portion of a derivative's change in fair value that is deemed not to constitute a hedge will be immediately recognized in earnings. For derivatives that are hedges, depending on the nature of the hedges, changes in the fair value of derivatives will either be offset against changes in fair value of the hedged items or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company believes that the adoption of FAS 133 will not have a material effect on its earnings and financial position.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital

Working capital at June 30, 1999 was approximately $55,000,000. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also has investments in marketable securities carried as noncurrent assets, other than securities included in the Capital Construction Fund, with a market value of approximately $14,000,000 at June 30, 1999. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $184,000,000 at June 30, 1999. Net cash provided by operating activities in the first half of 1999 approximated $20,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year).

The Company has an unsecured long-term credit facility of $600,000,000, of which $419,000,000 was used at June 30, 1999, and an unsecured short-term credit facility of $30,000,000, of which $4,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility.

The Company has used interest rate swaps to effectively convert a portion of its debt, including capital lease obligations, either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $81,000,000 for such foreign currency from July 1, 1999 through 2004.

As of June 30, 1999, the Company has commitments for the construction of six double-hulled foreign flag tankers scheduled for delivery between early 2000 and early 2002, with an aggregate unpaid cost of approximately $134,000,000. Unpaid costs are net of progress payments and the prepayment in August 1998 of a substantial portion of the purchase price of two of these vessels. The prepayment, approximately $105,000,000, is covered by refundment guaranties from a major U.S. insurance company. In December 1998, the Company financed its prepayment and provided for substantially all of the remaining unpaid costs of these two vessels with a ten-year borrowing secured by an assignment of the refundment guaranties and by mortgages to be placed on the vessels upon their respective deliveries.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management

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

In May 1999, floating-to-fixed interest rate swaps maturing in 2002 with a notional amount of $177,000,000 were terminated.

Update on Impact of Year 2000

The Company is continuing its review of all phases of its activities that could be affected by Year 2000 issues. Year 2000 issues relate to the inability of computer programs or microchips to distinguish between the year 1900 and the year 2000. In connection with computer processing of its financial records, the Company uses hardware and software that is Year 2000 compliant, with a few known exceptions, which it is addressing. The Company is reviewing and testing its computer supported operational activities (most of which do not relate to recordkeeping), which include computer operated machinery or processes or computer based backup systems on board its vessels. Such testing is scheduled for completion by the end of the third quarter of 1999 and takes into consideration the fact that not all equipment manufacturers have responded to the Company's request for the Year 2000 status of their equipment. The Company is testing its shore-based hardware and applications and has found those tested either to be Year 2000 compliant or to have only minor deficiencies. The Company expects to complete its testing of shore-based hardware and applications by the end of the third quarter of 1999.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Impact of Year 2000

The failure to correct a Year 2000 problem could result in an interruption in certain normal business activities or operations. However, the Company believes that upon completion of its Year 2000 project significant interruptions will not be encountered.

Completion of the Company's Year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions regarding future events. There can, however, be no assurance that there will not be a delay in, or unanticipated costs associated with, the Year 2000 project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, timely responses by third parties and suppliers and similar uncertainties. A contingency plan for the Company's vessels has been completed and sent to its vessels, and the Company expects to evaluate the necessity for an office-related contingency plan by the end of the third quarter of 1999.

August 9, 1999

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of

June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 8, 1999, the stockholders elected ten directors, each for a term of one year, approved the appointment of Ernst & Young LLP as independent auditors for the year 1999 and approved the adoption by the Board of Directors of the Registrant's 1999 Non-Employee Director Stock Option Plan. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. A total of 30,393,164 shares were voted with respect to each of the aforementioned matters, and there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

NUMBER OF SHARES
NAME OF NOMINEE		WITHHELD AUTHORITY
FOR DIRECTOR	VOTED FOR	TO VOTE

Oudi Recanati	30,369,584	23,580
Morton P. Hyman	30,372,917	20,247
Robert N. Cowen	30,374,016	19,148
Thomas H. Dean	30,371,404	21,760
Michel Fribourg	30,371,280	21,884
William L. Frost	30,372,430	20,734
Ran Hettena	30,370,923	22,241
Stanley Komaroff	30,374,115	19,049
Solomon N. Merkin	30,374,175	18,989
Joel I. Pickett	30,374,406	18,758

The resolution to approve the appointment of Ernst & Young LLP as independent auditors was adopted by a vote of 30,387,431 shares in favor, 3,703 shares against and 2,030 shares abstained.

The adoption by the Board of Directors of the Registrant's 1999 Non-Employee Director Stock Option Plan was approved by a vote of 30,075,136 shares in favor, 298,983 shares against and 19,045 shares abstained.

Item 6(a). Exhibits

See Exhibit Index on page 25.

Item 6(b). Reports on Form 8-K

The Registrant was not required to file any report on Form 8-K during the quarter ended June 30, 1999.


Ernst & Young LLP 787 Seventh Avenue Phone: 212 773 3000

New York, New York 10019

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM

FINANCIAL INFORMATION

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 1999 and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 1999 and 1998 and the related condensed consolidated statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

August 9, 1999


OVERSEAS SHIPHOLDING GROUP, INC.

AND SUBSIDIARIES

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 13, 1999	s/Morton P. Hyman
Morton P. Hyman
President

Date: August 13, 1999	s/Myles R. Itkin
Myles R. Itkin
Senior Vice President, Chief
Financial Officer and Treasurer


OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

15. Letter from Ernst & Young LLP.

27. Financial Data Schedule.
NOTE:	Instruments authorizing long-term debt of the
Registrant and subsidiaries, where the amounts
authorized thereunder do not exceed 10% of
total assets on a consolidated basis,
are not being filed herewith. The Registrant
agrees to furnish a copy of each such instrument
to the Commission upon request.