Form 10-Q
period 1999-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 1999-11-12
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

SEPTEMBER 30, 1999

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

COMMISSION FILE NO.

1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-2637623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

511 Fifth Avenue, New York, New York 10017

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code	(212) 953-4100

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

YES X NO

Common Shares outstanding as of November 9 , 1999 - 33,672,297

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

	SEPTEMBER 30, 1999	DECEMBER 31, 1998 (A)
	(UNAUDITED)
ASSETS

Current Assets:
Cash, including interest-bearing deposits of
$46,174,000 and $46,494,000	$ 48,256,000	$ 51,005,000
Receivables	29,311,000	33,785,000
Prepaid expenses	20,240,000	19,868,000
Total Current Assets	97,807,000	104,658,000

Investments in Marketable Securities	33,120,000	10,684,000
Capital Construction Fund	179,297,000	176,154,000
Vessels, at cost, less accumulated depreciation
of $304,330,000 and $340,617,000 - Note G	1,165,430,000	1,130,397,000
Vessels Under Capital Leases, less accumulated
amortization of $71,580,000 and $67,547,000	50,509,000	54,543,000
Vessels Held for Disposal, at estimated fair value - Note J2	8,313,000	44,170,000
Investments in Bulk Shipping Joint Ventures - Note D	80,999,000	91,942,000
Other Assets	90,534,000	82,967,000
	$ 1,706,009,000	$ 1,695,515,000
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 6,255,000	$ 5,800,000
Sundry liabilities and accrued expenses	33,763,000	31,546,000
	40,018,000	37,346,000
Current installments of long-term debt - Note H	7,644,000	20,194,000
Current obligations under capital leases	4,886,000	4,244,000
Total Current Liabilities	52,548,000	61,784,000

Advance Time Charter Revenues	957,000	6,412,000
Long-term Debt - Notes G and H	721,488,000	757,126,000
Obligations Under Capital Leases	73,475,000	76,767,000
Deferred Federal Income Taxes ($72,660,000 and
$64,584,000) and Deferred Credits - Notes F and H	183,709,000	85,804,000

Shareholders' Equity - Notes F and J3	673,832,000	707,622,000
Commitments and Other Comments - Note J
	$ 1,706,009,000	$ 1,695,515,000

(A) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 1999	SEPTEMBER 30, 1998	SEPTEMBER 30, 1999	SEPTEMBER 30, 1998
Shipping Revenues:
Revenue from voyages	$ 84,770,000	$ 104,885,000	$ 272,595,000	$ 314,057,000
Income attributable to bulk shipping
joint ventures - Note D	834,000	604,000	3,520,000	1,674,000
	85,604,000	105,489,000	276,115,000	315,731,000
Shipping Expenses:
Vessel and voyage - Notes E and H	56,300,000	64,315,000	166,903,000	191,189,000
Depreciation of vessels and
amortization of capital leases	15,112,000	18,347,000	45,917,000	53,412,000
General and administrative -
Note E	9,830,000	10,568,000	30,536,000	32,601,000
	81,242,000	93,230,000	243,356,000	277,202,000
Income from Vessel Operations	4,362,000	12,259,000	32,759,000	38,529,000
Other Income (net) - Note I	5,766,000	10,551,000	10,726,000	31,281,000
	10,128,000	22,810,000	43,485,000	69,810,000
Interest Expense	10,696,000	14,991,000	35,412,000	49,787,000
	(568,000)	7,819,000	8,073,000	20,023,000
Gain on Sale of Investment in Cruise
Business - Note C				42,288,000
Gain/(Provision for Loss) on Planned
Vessel Dispositions - Note J2	3,404,000		12,404,000	(5,100,000)
Income before Federal Income Taxes
and Extraordinary Gain	2,836,000	7,819,000	20,477,000	57,211,000

Provision for Federal Income Taxes, reflecting deferred provision/ (credit) of $843,000, $(325,000), $6,993,000 and $7,850,000
- Note F	843,000	2,625,000	6,993,000	20,700,000
Net Income before Extraordinary Gain	1,993,000	5,194,000	13,484,000	36,511,000
Extraordinary Gain on Early Extinguishment of Debt, net of income taxes of $557,000 -
Note G	1,033,000		1,033,000

Net Income	$ 3,026,000	$ 5,194,000	$ 14,517,000	$ 36,511,000

Per Share Amounts - Note J3:

Basic and diluted net income before
extraordinary gain	$.06	$.14	$.37	$.99
Extraordinary gain	$.03		$.03
Basic and diluted net income	$.09	$.14	$.40	$.99
Cash dividends declared			$.45	$.45

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
(UNAUDITED)

	SEPTEMBER 30, 1999	SEPTEMBER 30, 1998

Net cash provided by Operating Activities	$ 34,536,000	$ 43,471,000

Cash Flows from Investing Activities:
Proceeds from sale of investment in cruise business		198,474,000
Purchases of marketable securities	(23,303,000)	(753,000)	(a)
Proceeds from sales of marketable securities	1,645,000	29,490,000
Purchase of vessel under capital lease		(7,700,000)	(b)
Additions to vessels, substantially foreign flag crude tankers	(145,440,000)	(112,619,000)
Proceeds from sale and leaseback	169,949,000
Proceeds from sale of vessels held for disposal	48,400,000	47,306,000
Distributions from bulk shipping ventures	14,500,000
Other - net	(7,432,000)	(398,000)
Net cash provided by investing activities	58,319,000	153,800,000

Cash Flows from Financing Activities:
Purchases of treasury stock	(29,965,000)
Issuance of long-term debt	14,000,000
Payments on long-term debt and
obligations under capital leases	(63,276,000)	(229,382,000)
Cash dividends paid	(16,391,000)	(16,557,000)
Other - net	28,000	955,000
Net cash (used in) financing activities	(95,604,000)	(244,984,000)
Net (Decrease) in cash	(2,749,000)	(47,713,000)
Cash, including interest-bearing
deposits, at beginning of period	51,005,000	113,195,000
Cash, including interest-bearing
deposits, at end of period	$ 48,256,000	$ 65,482,000

(a) Excludes $4,083,000, representing the carrying amount of 131,400 shares of Royal Caribbean Cruises Ltd. ("RCCL") retained and reclassified upon sale of 3,650,000 shares of RCCL.

(b) Excludes $7,906,000, representing the outstanding principal balance of debt assumed in connection with the purchase of a vessel under capital lease.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
(UNAUDITED)
						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income/(Loss)**	Total
Balance at
January 1, 1999	$ 39,591,000	$ 96,156,000	$ 625,132,000	2,809,062	$(41,869,000)	$(11,388,000)	$ 707,622,000
Net Income			14,517,000				14,517,000
Unrealized (Loss)
on Available-
For-Sale Securities						(1,951,000)	(1,951,000)
Comprehensive Income							12,566,000	***
Cash Dividends Declared			(16,391,000)				(16,391,000)
Common Stock Acquired				2,370,300	(29,965,000)		(29,965,000)
Balance at
September 30, 1999	$ 39,591,000	$ 96,156,000	$ 623,258,000	5,179,362	$(71,834,000)	$ (13,339,000)	$ 673,832,000

Balance at
January 1, 1998	$ 39,591,000	$ 96,149,000	$ 685,128,000	2,798,196	$(41,719,000)	$ 648,000	$ 779,797,000
Net Income			36,511,000				36,511,000
Unrealized (Loss) on
Available-For-						(16,641,000)	(16,641,000)
Sale Securities
Comprehensive Income							19,870,000	***
Cash Dividends Declared			(16,557,000)				(16,557,000)
Options Exercised		4,000		(1,714)	23,000		27,000
Balance at
September 30,1998	$ 39,591,000	$ 96,153,000	$ 705,082,000	2,796,482	$(41,696,000)	$ (15,993,000)	$ 783,137,000

*Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
**Represents unrealized gains/(losses) on available-for-sale securities, net of tax.
***Comprehensive income/(loss) was $(2,222,000) for the three months ended September 30, 1999 and $8,142,000 for the three months ended September 30, 1998.

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

The statements as of September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and September 30, 1998 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of those for a full fiscal year.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Segment Reporting:

The Company has four reportable segments: foreign flag crude tankers, products carriers and dry bulk carriers and U. S. flag tankers, including products carriers. Information about the Company's reportable segments as of and for the three month and nine month periods ended September 30, 1999 and 1998 follows:

				U. S. Flag
				Tankers,
	Foreign			including
	Crude	Products	Dry Bulk	Products
Dollars in thousands	Tankers	Carriers	Carriers	Carriers	All Other	**	Totals
Three months ended September 30, 1999:
Shipping revenues	$ 41,554	$ 10,264	$ 2,228	$ 25,968	$5,590	$85,604
Income/(loss) from vessel operations	(268)	(303)	(1,526)	7,255	1,264	6,422	*
Total assets at September 30, 1999	1,043,219	117,027	101,269	75,422 ***	29,366	1,366,303

Nine months ended September 30, 1999:
Shipping revenues	134,958	35,539	7,759	73,010	24,849	276,115
Income/(loss) from vessel operations	18,487	1,901	(4,491)	17,802	6,829	40,528	*

Three months ended September 30, 1998:
Shipping revenues	53,199	14,716	2,706	27,539	7,329	105,489
Income/(loss) from vessel operations	10,716	1,752	(2,284)	3,978	72	14,234	*
Total assets at September 30, 1998	958,608	136,262	183,220	167,366	33,337	1,478,793

Nine months ended September 30, 1998:
Shipping revenues	161,720	42,831	7,881	87,653	15,646	315,731
Income/(loss) from vessel operations	31,734	4,515	(4,781)	13,980	(51)	45,397	*

* Segment totals are before corporate general and administrative expenses, investment income and interest expense, but after allocation of vessel related overhead ($7,767 for the three months and $22,764 for the nine months ended September 30, 1999), which has been calculated in a consistent manner in all periods.

** Consists principally of U. S. flag non-tanker tonnage.

*** The decrease from December 31, 1998 reflects the sale and leaseback under operating leases of five U. S. flag tankers

(see Note H).

Reconciliations of total assets of the segments to amounts included in the condensed consolidated financial statements follow:
	AS OF
In thousands	SEPTEMBER 30, 1999	SEPTEMBER 30, 1998
Total assets of all segments, which exclude
intercompany receivables	$ 1,366,303	$ 1,478,793
Corporate cash and securities, including capital construction fund	260,274	242,818
Other unallocated amounts	79,432	73,615
Consolidated total assets	1,706,009	$ 1,795,226

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:

	AS OF
	SEPTEMBER 30,	DECEMBER 31,
	1999	1998

Current assets	$ 20,343,000	$ 25,518,000
Vessels, net and vessels held for disposal	1,117,957,000	1,023,139,000
Other assets	104,451,000	114,343,000
	1,242,751,000	1,163,000,000
Current installments of
long-term debt, including intercompany
of $59,800,000 and $33,400,000	65,639,000	44,024,000
Other current liabilities	13,687,000	13,697,000
Total current liabilities	79,326,000	57,721,000
Long-term debt (including
intercompany of $150,300,000 and
$200,400,000) and deferred credits, etc.	415,523,000	356,373,000
	494,849,000	414,094,000
Net assets	$ 747,902,000	$ 748,906,000

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Bulk Shipping Joint Ventures:

Certain subsidiaries have investments in bulk shipping joint ventures. A condensed summary of the combined assets and liabilities and results of operations of the bulk shipping joint ventures follows:

	AS OF
	SEPTEMBER 30, 1999	DECEMBER 31, 1998
Cash ($34,176,000 and $49,678,000) and other current
assets	$ 38,375,000	$ 55,171,000
Vessels, net	166,633,000	178,592,000
Other assets (including $877,000 and $1,197,000 due
from owners)	1,959,000	3,571,000
	206,967,000	237,334,000
Current installments of long-term debt	7,500,000	7,500,000
Other current liabilities	3,486,000	4,396,000
Total current liabilities	10,986,000	11,896,000
Long-term debt	33,750,000	41,250,000
	44,736,000	53,146,000
Net assets (principally undistributed net earnings)	$ 162,231,000	$ 184,188,000

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	1999	1998	1999	1998
Revenue, primarily from voyages (including $4,517,000, $5,168,000, $13,815,000 and
$18,586,000 from vessels chartered to owners)	$ 10,160,000	$ 13,008,000	$ 33,146,000	$ 40,892,000
Costs and expenses	8,488,000	11,815,000	26,103,000	37,600,000
Net income	$ 1,672,000	$ 1,193,000	$ 7,043,000	$ 3,292,000

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Agency Fees and Brokerage Commissions:

On October 30, 1998, the Company assumed direct management and operation of its bulk shipping fleet, terminating its arrangements, by mutual consent, with Maritime Overseas Corporation ("Maritime"). All subsidiaries with vessels and certain joint ventures were parties to agreements with Maritime that provided, among other matters, for Maritime and subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and subsidiaries received specified compensation. General and administrative expenses include $8,593,000 (three months ended September 30, 1998) and $25,733,000 (nine months ended September 30, 1998) of agency fees and vessel and voyage expenses include $1,296,000 (three months ended September 30, 1998) and $3,891,000 (nine months ended September 30, 1998) of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year was limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount. Maritime was owned by a director of the Company; directors or officers of the Company constituted all four of the directors and the majority of the principal officers of Maritime until October 1998, at which time the owner of Maritime became its sole director, and officers of the Company resigned as officers of Maritime in connection with the termination of the arrangements referred to above.

Note F - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income/(loss), substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $(4,735,000) (three months ended September 30, 1999), $5,508,000 (three months ended September 30, 1998), $7,895,000 (nine months ended September 30, 1999) and $57,662,000, including $42,288,000 from the sale of 3,650,000 shares of RCCL (nine months ended September 30, 1998), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

Federal income taxes paid in the nine months ended September 30, 1998 amounted to $17,500,000 ($7,000,000 of which related to a prior period). No payments were required or made during the nine month period ended September 30, 1999.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note G - Long-term Debt:

During the third quarter of 1999, the Company repurchased fixed rate debt with an aggregate principal amount of $14,275,000 at a $1,590,000 discount. Such discount has been reported in the Company's statement of income as an extraordinary gain.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including if any of the financial covenants contained in certain of such agreements are not met.

As of September 30, 1999, the Company is a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $240,000,000, pursuant to which it pays LIBOR (6.0% to 6.1% as of September 30, 1999, for a term equal to the swaps' reset frequency) and receives fixed rates ranging from 5.9% to 6.4% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $299,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 2000 to 2008.

Approximately 16% of the net book amount of the Company's vessels, including vessels under construction, and vessels under capital leases, representing four foreign flag and four U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $31,433,000 (nine months ended September 30, 1999) and $48,169,000 (nine months ended September 30, 1998), excluding capitalized interest.

Note H - Leases:

In August 1999, the Company completed the sale and leaseback of five U. S. flag crude carriers that are bareboat chartered-out through their expiry dates as established by the U. S. Oil Pollution Act of 1990 ("OPA 90"). The net proceeds received, approximately $170,000,000, were applied to reduce amounts then outstanding under its long-term credit facility. The gains on the sale and leaseback of these vessels, under operating leases, are deferred and amortized over the remaining periods of the respective leases as a reduction in lease expense. The unamortized balance of the deferred gain as of September 30, 1999 was $98,454,000. The payments required to be made under the above operating leases as of September 30, 1999 are $10,198,000 (October 1 to December 31, 1999), $39,295,000 (2000), $37,034,000 (2001), $34,345,000 (2002 and 2003), $25,008,000 (2004) and $20,843,000 thereafter; such payment obligations are satisfied through the assignments of the hire receivable under the bareboat charters-out of such vessels.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note I - Other Income - net:

Other income - net consists of the following:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	1999	1998	1999	1998
Investment income:
Interest and dividends	$ 2,489,000	$ 2,423,000	$ 7,435,000	$ 7,770,000
Gain on sale of securities	702,000	8,569,000	396,000	22,417,000
	3,191,000	10,992,000	7,831,000	30,187,000

Gain on early termination of interest rate
swaps	2,804,000		2,804,000
Gain/(loss) on disposal of vessels - net		(950,000)	258,000	(950,000)
Miscellaneous - net	(229,000)	509,000	(167,000)	2,044,000
	$ 5,766,000	$10,551,000	$10,726,000	$ 31,281,000

Note J - Commitments and Other Comments:

  As of September 30, 1999, the Company has commitments for the construction of eight double-hulled foreign flag tankers, scheduled for delivery between early 2000 and early 2002, with an aggregate unpaid cost of approximately $152,000,000. Unpaid costs are net of $240,300,000 of progress payments and prepayments and of discounts resulting from such prepayments. The progress payments and prepayments are covered by refundment guaranties from major U.S. insurance companies. In December 1998, the Company financed its prepayment and provided for substantially all of the remaining unpaid costs (approximately $25,000,000) of two of these vessels with a ten-year borrowing secured by an assignment of the refundment guaranties and by mortgages to be placed on the vessels upon their respective deliveries.

  During 1998, the Company recorded a charge of $91,000,000 ($59,200,000 after tax), including $5,100,000 ($3,315,000 after tax) in the first quarter of 1998, to adjust the carrying value of certain vessels that it expected to dispose of in 1999. A major portion of this 1998 provision related to the six vessels then remaining in the Company's ten-vessel dry bulk disposal program announced in 1997. The balance of the 1998 provision reflected a reduction to estimated realizable value of the carrying amounts for ten of the Company's oldest tankers scheduled for disposition in 1999, including three in joint ventures. During 1999, the Company completed its dry bulk disposal program, including one vessel delivered in the third quarter. In connection with such vessel sales, the Company recognized a gain of $12,404,000. Year-to-date, the Company sold five of the above mentioned tankers and contracted for the sale of two others. These seven vessels, included three held in joint ventures. Two of the three tankers remaining to be sold are now participating in the U. S. grain trade program. The gross proceeds from all of the above sales are expected to aggregate $65,300,000 in 1999.

  (See Note on Following Page)

  OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

  Notes to Unaudited Condensed Financial Statements

  Note J - Commitments and Other Comments (continued):

  Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 36,004,000 shares (three months ended September 30, 1999), 36,794,000 shares (three months ended September 30, 1998), 36,334,000 shares (nine months ended September 30, 1999) and 36,794,000 shares (nine months ended September 30, 1998). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 36,022,000 shares (three months ended September 30, 1999), 36,831,000 (three months ended September 30, 1998), 36,349,000 (nine months ended September 30, 1999) and 36,854,000 shares (nine months ended September 30, 1998).
  The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $77,000,000 for such foreign currency from October 1, 1999 through 2004.

  In February 1999, the Company's Board of Directors (the "Board") adopted the 1999 Non-Employee Director (as defined) Stock Option Plan, making available up to 150,000 shares of the Company's stock. The plan provides for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market price at the date of grant. Initial options vest and become exercisable over a three-year period, annual options vest and become exercisable one year from the date of the grant, and all options expire ten years from the date of grant. Options for 67,500 shares were granted in June.

In June 1999, options covering 560,000 shares were granted under the 1998 nonqualified stock option plan to senior officers of the Company at exercise prices equal to the market price at the date of grant. In addition, the Board extended the expiration date for certain options granted under the Company's 1989 and 1990 nonqualified stock option plans for three years, until October 2003 and December 2002, respectively. No compensation expense was recognizable in connection therewith.

In October 1999, the Company announced its authorization to repurchase up to an additional 3,000,000 shares of its common stock from time-to-time in the open market. Such purchases will be made at the Company's discretion, and will take into account such factors as price and prevailing market conditions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

OPERATIONS AND FINANCIAL CONDITION

Significant Events

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

In August 1999, the Company completed the sale and leaseback of the vessels referred to in the preceding paragraph, receiving net proceeds aggregating approximately $170,000,000. This off-balance sheet financing has a seven-year final maturity and bears interest at approximately 7%. The lease expense, net of amortization of the deferred gain, will increase vessel and voyage expenses; such increase is partially offset by a reduction in depreciation resulting from the removal of these five vessels from the balance sheet. However, because it is estimated that interest expense will be reduced by an amount approximately equal to the net reduction in results from vessel operations, the impact on net income in the fourth quarter of 1999 and 2000 will not be significant.

Planned Vessel Dispositions

During 1999, the Company successfully completed its dry bulk disposal program and recognized a gain of $12,404,000 with respect to the vessels sold. Year-to-date, the Company has also sold five of its oldest tankers and contracted for the sale of two others, all of which were held for disposal at year-end 1998. The gross proceeds from the sale of all such vessels are expected to aggregate $65,300,000 in 1999.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

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

In the world tanker markets, VLCC rates (Middle East - West) in the first nine months of 1999 averaged 41% below the same period of 1998, with each successive quarter lower than the previous one. From a first quarter high of around $35,000 per day in late February, rates declined sharply to below $12,000 per day in late April as oil production cuts by the major producers began to stifle exports, especially those sourced from the Middle East. Following a recovery to around $24,000 per day by mid-June, the downtrend resumed, with rates sinking to just under their spring lows by late July/early August, pressured by increasing OPEC compliance with production cutbacks and rising bunker prices. Rates have moved moderately higher since then, trading as high as $15,000 per day in October.

During the first nine months of 1999, rates for Aframax tankers in the Caribbean market (the Company's primary Aframax trading area) which have been at depressed levels for more than a year, averaged 16% below the same year ago period, and, like VLCC rates, deteriorated in each successive quarter. After rising to a seasonal high of $22,000 per day at the start of the second quarter from a seasonal low of $12,000 per day in early March, rates proceeded to a new 1999 low of less than $9,000 per day in mid-September. Rates then remained in a fairly narrow range through October, reaching only as high as $11,000 per day. The Aframax sector was adversely affected not only by strict compliance with OPEC's third round of production cuts, but also by a heavy newbuilding delivery schedule. The Company's Aframax tanker pool with PDV Marina continues to complement its base of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels. The Company recently concluded two, one-year contracts to transport North Sea and Canadian crude oil.

Rates for Suezmaxes on the West Africa to U.S. route averaged 39% below those prevailing in the first nine months of 1998 and, like rates in the other large crude carrier sectors, grew progressively worse in each successive quarter. Rates peaked around $17,500 per day in late February, tumbled to $7,500 per day by mid-to-late May, then settled into a trading range between $8,000 and $10,500 per day from June through late July. Lack of demand for tonnage due to stringent OPEC adherence to oil production cutbacks was exacerbated by production problems in West Africa and intense competition from VLCCs seeking employment in the West African market. The temporary closure of a Black Sea oil export terminal caused rates in late August to drop to a new low of close to $4,000 per day before bouncing back to a range of between $8,000 and $9,000 per day. Rates generally held at this level through October.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

Freight rates for product carriers operating in the Caribbean averaged 9% higher in the first three quarters of 1999 relative to a year ago. Nevertheless, all of the improvement came in the first quarter, after which rates weakened, although not significantly. Supply disruptions on the U.S. West Coast, which drew tonnage away from the Caribbean, provided support to the product trades during much of the earlier part of the year. After peaking at $14,000 per day in mid-January, freight rates for product tankers in the Caribbean declined [for 39s]to a low of $8,500 per day by mid-May in response to seasonal factors. Rates then rallied back to $12,500 per day towards the end of June, ultimately climbing to $13,500 per day by late July. This higher rate attracted a sizable amount of tonnage into the Caribbean, and, as fixture activity waned, rates dropped to $6,000 per day by the end of October.

Relative to the first three-quarters of 1998, rates for larger product carriers trading to the Far East were off an average 28%. Unlike the other tanker segments, however, average rates consistently improved from the first quarter, due to rising oil consumption in Asia, which is evidencing signs of recovery from its economic crisis of last year. From a peak of over $15,000 per day in January, rates slumped to a low of $7,500 per day by early March. In addition to rising Asian oil consumption, the knock-on effect of oil supply disruptions on the U.S. West Coast helped stop the seasonal winter decline and eventually bolstered rates back up to $14,000 per day by mid-June. However, rates could not be sustained at this level, falling back to an $11,000 to $12,000 per day range by late August and remaining there through late October.

After remaining near their lowest levels ever during the first two quarters of the year, freight rates for large modern Capesize vessels (about 160,000 dwt) began a rally at mid-summer, which has carried over into late October. Increasing economic activity in Asia provided a major lift to rates on the Capesize iron ore and coal routes. [The Drewry Monthly, Sep99, p16 & Gibson Dry Cargo Market Report, Sep 99, p2] Rates in both the Atlantic and Pacific ranged from a high of $10,000 per day (in early January) to a low of $5,500 per day (reached in late June/early July). Rates broke out of this range in the third quarter, reaching the $11,000 to $12,000 per day level as of the end of September; the uptrend accelerated in October as rates ran up to $19,000 per day late in the month.

The U. S. Department of Agriculture ("USDA") expanded its PL-480 export program substantially in the past year. The majority of this surplus was shipped to Russia, Indonesia, Pakistan, North Korea and China. Over the past year, OSG has employed in the grain trade four U. S. flag tankers, including two older tankers, which have been rendered eligible for the grain trade.

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in the third quarter and first nine months of both 1999 and 1998 based on the published reports of Clarkson Research Studies, a well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during any of the periods.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

Average Market Rates by Vessel Type
	1999		1998
Tankers	Third Quarter	Nine Months	Third Quarter	Nine Months
Modern VLCCs	$ 17,700	$22,700	$33,400	$35,400
Suezmaxes (W. Africa -
U.S.)*	12,000	15,000	18,600	21,400
Aframaxes
(Caribbean market)	10,500	13,200	14,300	15,900
Products carriers
(Worldwide)	7,700	8,700	9,800	10,000

Dry Bulk Carriers
Capesize	9,500	8,100	8,500	10,300

* Based on an early-1990's built, double-hulled vessel; OSG's Suezmaxes trading spot are mid-1970's built, single-hulled vessels.

Income from vessel operations for the third quarter and first nine months of 1999 decreased by approximately $7,900,000 and $5,800,000, respectively, from the results for the corresponding 1998 periods. Results from vessel operations for the 1999 periods benefited from reductions in general and administrative expenses of approximately $700,000 and $2,000,000, respectively, and a fleet-wide reduction in vessel operating expenses in excess of $600 per day, per vessel, achieved through the Company's continuing process improvement and efficiency programs.

Income from foreign flag vessel operations decreased by approximately $11,500,000 and $13,900,000 for the same periods, reflecting significant declines in rates affecting all classes of tankers, except smaller products carriers, which showed only a marginal improvement. Time-charter equivalent ("TCE" - defined as voyage revenues less voyage expenses divided by round-trip voyage days) rates for the Company's foreign flag tankers, including product carriers, declined by an average of approximately $4,500 and $3,000 per day for the third quarter and first nine months of 1999, respectively, from the comparable 1998 periods. VLCCs continued to be particularly hard hit with average declines in excess of $13,000 per day for the third quarter and $8,000 per day for the first nine months of 1999. VLCCs represented the substantial portion of the decline in income from foreign flag vessel operations in both 1999 periods. The results for the nine months of 1999 were also negatively impacted by a decline of approximately 400 operating days, substantially in the third quarter, attributable to the sale of two older tankers in the first quarter of 1999 and a significant increase in the number of days in drydock. Results from vessel operations for both 1999 periods benefited from reductions in depreciation of $1,000,000 and $3,400,000, respectively, attributable to the adjustment in carrying value of certain older and less efficient tankers scheduled for disposal.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

Income from operations of the Company's U. S. flag fleet for the third quarter and first nine months of 1999 improved by approximately $3,600,000 and $8,100,000, respectively, from the comparable 1998 periods. This was attributable to improved results of two small dry cargo ships that had been laid up for substantial portions of the 1998 periods and third quarter 1999 increases in the TCEs achieved of approximately $5,000 per day for the two modern products carriers. Such increases reflected their participation in the U. S. PL-480 preference trades. The second quarter conversion of long-term time charters on five U. S. flag crude carriers to bareboat charters, with BP Amoco guarantees, resulted in reductions in revenue from voyages of $6,800,000 and $11,300,000 in the third quarter and nine month period ended September 1999, respectively. However, vessel and voyage expenses (before the impact of the sale and leaseback referred to above under Significant Events) attributable to these five vessels decreased by approximately the same amount since under bareboat charters vessel operating expenses are the responsibility of the charterer. Accordingly, this reduction in revenue had no material effect on income from vessel operations. Results from vessel operations for both 1999 periods benefited from reduced depreciation of approximately $2,200,000 and $4,600,000, respectively, principally resulting from both the extension of the depreciable lives of four of these U. S. flag crude carriers whose underlying charters were extended to their OPA 90 expiry dates in 2005/2006 and the sale and leaseback transaction referred to above under Significant Events.

Interest Expense

Interest expense decreased in the third quarter and first nine months of 1999 as a result of a substantial decrease in the average amount of debt outstanding in the 1999 periods compared with the corresponding periods of 1998. Such reduction reflects the application of the proceeds of approximately $170,000,000 from the sale and leaseback transaction referred to above under Significant Events, and $180,000,000, net of taxes, from the sale of 3,650,000 shares of Royal Caribbean Cruises Ltd. (" RCCL") common stock in the first quarter of 1998 and gross proceeds of $113,000,000 from the sale of vessels included in the aforementioned disposal program. In addition, in the fourth quarter of 1998, the Company refinanced $310,000,000 of Unsecured Senior Notes with coupons averaging 8.7% by borrowing under its revolving credit agreement. This reduced interest costs for the third quarter and first nine months of 1999 by approximately $1,100,000 and $3,700,000, respectively, which reflect the impact of related interest rate swaps included below. The reduced benefit in the third quarter reflects the use of the proceeds received from the above sale and leaseback transaction to reduce amounts outstanding under the revolving credit facility. Interest expense is net of interest capitalized in connection with vessel construction of $2,600,000 (third quarter of 1999) and $6,400,000 (first nine months of 1999). Interest expense also reflects $500,000 (third quarter of 1999), $1,100,000 (first nine months of 1999), $1,200,000 (third quarter of 1998) and $3,300,000 (first nine months of 1998) of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

Provision for Federal Income Taxes

The provision for federal income taxes in the first nine months of 1999 decreased from the comparable period of 1998 because of the decrease in pretax income (reflecting in the 1998 period a pretax gain of $42,288,000 on the sale of shares of RCCL) adjusted to reflect items that are not subject to tax and the dividends received deduction in both periods. The 1998 provision includes approximately $1,000,000 of tax on previously untaxed RCCL earnings.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Liquidity and Sources of Capital

Working capital at September 30, 1999 was approximately $45,000,000. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company also has investments in marketable securities carried as noncurrent assets, other than securities included in the Capital Construction Fund, with a market value of approximately $33,000,000 at September 30, 1999. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $179,000,000 at September 30, 1999. Net cash provided by operating activities in the first nine months of 1999 approximated $34,500,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year).

The Company has an unsecured long-term credit facility of $600,000,000, of which $382,000,000 was used at September 30, 1999, and an unsecured short-term credit facility of $30,000,000, of which $25,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. The cash received from the sale and leaseback transaction referred to above under Significant Events was used to reduce amounts outstanding under the long-term revolving credit facility. The payments required under the operating leases will reduce net cash provided by operating activities (see Note H).

The Company has used interest rate swaps to effectively convert a portion of its debt, including capital lease obligations, either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued)

Company receiving approximately $77,000,000 for such foreign currency from October 1, 1999 through 2004.

As of September 30, 1999, the Company has commitments for the construction of eight double-hulled foreign flag tankers scheduled for delivery between early 2000 and early 2002, with an aggregate unpaid cost of approximately $152,000,000. Unpaid costs are net of progress payments and prepayments and of discounts resulting from such prepayments. In December 1998, the Company financed its prepayment and provided for substantially all of the remaining unpaid costs (approximately $25,000,000) of two of these vessels.

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

In August 1999, the Company used the net proceeds received from the sale and leaseback transaction to reduce variable rate debt maturing in 2002 by approximately $170,000,000. The floating-to-fixed interest rate swaps that were designated as hedges against such debt, also maturing in 2002, had been previously terminated in May 1999.

Update on Impact of Year 2000

The Company is continuing its review of all phases of its activities that could be affected by Year 2000 issues. Year 2000 issues relate to the inability of computer programs or microchips to distinguish between the year 1900 and the year 2000. In connection with computer processing of its financial records, the Company uses hardware and software that is Year 2000 compliant, with a few known exceptions, which it has addressed. The Company has completed its review and testing of its computer supported operational activities (most of which do not relate to recordkeeping), which include computer operated machinery or processes or computer based backup systems on board its vessels. The Company has also completed the inventory phase and testing of its shore-based hardware and applications, and where necessary has installed Year 2000 compliant versions or vendor repairs, with the exception of two tested Year 2000 compliant applications that are currently being installed. The Company has simulated Year 2000 compliance related

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Impact of Year 2000 (continued)

critical dates in an isolated network and has successfully tested all Company applications in that environment. Overall, the Company expects to complete all Year 2000 compliance related testing, upgrade and correction work by late November.

The Company continues to communicate with service providers, manufacturers and others whose Year 2000 compliance is critical to the Company and is following up with them concerning their plans and progress in addressing Year 2000 issues. The Company is not aware of any Year 2000 problems as a result of these communications.

The costs associated with the Company's Year 2000 compliance activities are not material to the Company's financial position and such costs are being expensed as incurred.

The failure to correct a Year 2000 problem could result in an interruption of certain normal business activities or operations. However, the combination of statements of compliance received and the Company's thorough testing of computer operated machinery and processes and shore-based hardware and software, should minimize the risk of disruption in all critical areas.

Completion of the Company's Year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions regarding future events. There can, however, be no assurance that there will not be a delay in, or unanticipated costs associated with, the Year 2000 project. Although only residual testing remains, specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. A contingency plan for the Company's vessels, including vessel operation strategies, has been completed and sent to the vessels. The Company is currently developing a limited office-related contingency plan that is scheduled for completion in late November.

November 8, 1999

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II

Item 6(a). Exhibits

See Exhibit Index on page 25.

Item 6(b). Reports on Form 8-K

The Registrant was not required to file any report on Form 8-K during the quarter ended September 30, 1999.

Ernst & Young LLP	787 Seventh Avenue	Phone: 212 773 3000
New York, New York 10019

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM

FINANCIAL INFORMATION

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 1999 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1999 and 1998 and the related condensed consolidated statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

November 8, 1999

OVERSEAS SHIPHOLDING GROUP, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 11, 1999	S/MORTON P. HYMAN
Morton P. Hyman
President and Chief Executive Officer

Date: November 11, 1999	S/MYLES R. ITKIN
Myles R. Itkin
Senior Vice President, Chief
Financial Officer and Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.

Participation Agreement dated as of August 20, 1999 by and among 398 Equity Corporation, 399 Equity Corporation, 400 Equity Corporation, 401 Equity Corporation, and Cambridge Tankers, Inc., as owners; Alaska Tanker Company, LLC, as bareboat charterer; Alaskan Equity Trust, as owner trust and borrower; Wilmington Trust Company, as owner trustee; National Australia Bank Limited, as arranger, lender, agent for the Lenders, collateral trustee and swap counterparty; Alaskan Equity Investors LLC, as investor participant; American Marine Advisors, Inc., as arranger; and Overseas Shipholding Group, Inc., as parent of the owners.

15.	Letter from Ernst & Young LLP.

27.	Financial Data Schedule.

NOTE:	Instruments authorizing long-term debt of the
Registrant and subsidiaries, where the amounts
authorized thereunder do not exceed 10% of
total assets on a consolidated basis,
are not being filed herewith. The Registrant
agrees to furnish a copy of each such instrument
to the Commission upon request.