Form 10-K405
period 1999-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2000-03-17
CIK 75208

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to            .

Commission File Number 1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.

(Exact name of registrant as specified in its charter)
Delaware	13-2637623
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

511 Fifth Avenue, New York, New York 10017
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 212-953-4100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock (par	New York Stock Exchange
value $1.00 per share)	Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 10, 2000 was $295,530,000, based on the closing price of $23.625 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

As of March 10, 2000, 33,741,724 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for 1999 are incorporated by reference in Part I and portions of the registrant's definitive proxy statement to be filed by the registrant in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

TABLE OF CONTENTS		Page
PART I
Item 1.

Business
Overview
Operations
     Fleet
     International Fleet Operations
     Domestic Fleet Operations
Competition
Environmental Matters Relating to Bulk Shipping
     OPA 90
     International Requirements
     Insurance
Global Bulk Shipping Markets
     Tanker Demand Reduced as OPEC-led Oil Production Cuts are      Expanded
     VLCC Sector Particularly Hard Hit by Oil Production Restraints
     Atlantic Aframax Market Remains Under Pressure
     International Product Trade Activity Decreases
     Orderbook Declines; Tanker Fleet Growth Continues
Forward Looking Statements

		1 1 4 7 7 8 9 10 11 11 12 12 12 12 12 13 13 14
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to Vote of Security Holders	15
	Executive Officers of the Registrant	15
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	17
Item 6.	Selected Consolidated Financial Data	18
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Significant Events
Update on Planned Vessel Dispositions
Operations
      Income from Vessel Operations
      Equity in Results of Bulk Shipping Joint Ventures
      Other Income
      Interest Expense
      Provision for Federal Income Taxes
New Accounting Standard
Liquidity and Sources of Capital
Risk Management
Interest Rate Sensitivity
Update on Impact of Year 2000

		19 20 20 20 24 24 24 25 25 25 26 27 28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	58

PART III
	Item 10.	Directors and Executive Officers of the Registrant	58
	Item 11.	Executive Compensation	58
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	58
	Item 13.	Certain Relationships and Related Transactions	58
PART IV
	Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	58
Signatures			63

PART I

ITEM 1.        BUSINESS

OVERVIEW

Overseas Shipholding Group, Inc. and its subsidiaries (collectively the "Company") is one of the largest independent bulk shipping companies in the world, owning and operating a modern fleet of 39 vessels that transport primarily crude oil and petroleum products. As of February 22, 2000, the Company's operating bulk fleet had an aggregate carrying capacity of approximately 4.6 million deadweight tons ("dwt"), including two ships aggregating approximately 600,000 dwt that the Company owned jointly with others and in which the Company had a 50% interest. Twelve vessels in the Company's operating bulk fleet, which total 793,843 dwt, are registered under the U.S. flag; the balance is registered under foreign flags. The Company's fleet includes four vessels that are leased from financial institutions under bareboat charters having remaining terms of four to twelve years. A total of 32 tankers account for 88% of the aggregate tonnage, and six dry bulk carriers (including two tankers that carry grain) and a pure car carrier account for the remainder. The Company has ordered four double-hulled Very Large Crude Carriers ("VLCCs") totaling 1.23 million dwt, and four wide-bodied, shallow-draft, double-hulled Aframax tankers ("Aframaxes") aggregating 452,000 dwt, for delivery starting in the middle of March 2000 through January 2002.

In the highly competitive and fragmented bulk shipping industry, the Company ranks among the world's ten largest bulk shipowners. As of March 1, 2000, the Company was the sixth largest tanker owner in terms of number of vessels and the eighth largest in terms of carrying capacity.

The Company charters its ships to commercial customers and U.S. and foreign governmental agencies for the carriage of bulk commodities, primarily crude oil and petroleum products, and also grain, coal and iron ore. Generally each ship is chartered for a specific voyage or voyages ("voyage charter"), or for a specific period of time ("time charter"). Under the terms of voyage and time charters covering the Company's vessels, the ships are equipped and operated by the Company and are manned by personnel in the Company's employ. The Company also has six of its vessels on bareboat charter. Under the terms of bareboat charters, the ships are chartered for fixed periods of time (generally medium or long-term) during which they are operated and manned by the charterer. In addition, the Company has from time to time chartered in tonnage under arrangements where the vessels are owned and operated by third parties.

The Company's shipping revenues reflect the supply and demand for vessels of the types and sizes owned and operated by the Company and the markets in which those vessels operate. The rates the Company may charge for the transport of bulk commodities are determined by market forces such as local and worldwide demand for such commodities, volumes of trade, distances that the commodities must be transported and the amount of available carrying capacity both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the volume of newbuilding deliveries and the level of scrapping of existing tonnage. Revenues for particular periods are also affected by such factors as the mix between voyage and time charters, the time and prevailing rates when charters that are currently being performed were negotiated, the levels of applicable rates and the business available as particular vessels come off existing charters, and the timing of drydocking of vessels.

A majority of the Company's net shipping revenues is derived from voyage charters. Voyage charters constituted 62% of the Company's net shipping revenues in 1999, compared with 53% in 1998 and 42% in 1997. The Company's net shipping revenues, therefore, are significantly affected by the prevailing spot market rates. Time charter revenues represented 26% of the Company's net shipping revenues in 1999, compared with 46% in 1998 and 57% in 1997. The increase in the proportion of net shipping revenues from voyage charters in recent years reflects, in part, charterers' preference for voyage charters during periods in which industry fundamentals supported an outlook for decreasing freight rates. Bareboat charter revenues constituted 12% of the Company's net shipping revenues in 1999, compared with 1% in each of 1998 and 1997. The increase in the proportion of net shipping revenues from bareboat charters in 1999 is principally attributable to the Company's bareboat charter of five vessels to Alaska Tanker Company ("ATC"), previously time chartered to BP Amoco p.l.c. ("BP"), discussed later under "Operations - Domestic Fleet Operations" on page 9.

Net shipping revenues from carriage of crude oil and petroleum products represented approximately 86% of the net shipping revenues of the Company in 1999, 93% in 1998 and 86% in 1997. Net shipping revenues from carriage of dry cargo accounted for the balance of such revenues for each of those years.

As of February 22, 2000, all but one of the vessels in the Company's fleet were employed. A total of 32 of these vessels were chartered to non-governmental commercial customers. These 32 ships include eight U.S.-flag ships and 24 foreign-flag ships, which together represent approximately 85% of the combined carrying capacity of the Company's fleet. Of the remaining ships in the Company's fleet, three U.S.-flag ships and three foreign-flag ships were under charter to foreign or U.S. Governmental agencies.

During 1999, the Company concluded its ten vessel dry bulk disposal program and sold eight of its older, less efficient tankers. The Company has eight vessels on order consisting of four 308,700 dwt double-hulled VLCCs and four 113,000 dwt wide-bodied, shallow-draft, double-hulled Aframaxes. All of these vessels are being built to the Company's specifications that are designed to ensure that the vessels operate safely and reliably, consistent with the Company's commitment to the protection of the environment. Upon delivery of these vessels, the average age of the Company's VLCC and Aframax fleets will each be four years compared with world VLCC and Aframax fleets currently averaging 13 years and 12 years, respectively.

The following chart provides the average age weighted by deadweight tons of the world fleet and the Company's fleet of VLCCs and double-hulled Aframaxes at the end of 1999 and the age of the Company's expected fleet of such vessels at the end of 2001:

	World Fleet at end of 1999 (in years)	Company Fleet at end of 1999 (in years)	Company Fleet at end of 2001 (in years)
VLCCs	13.1	4.5	4.1
Aframaxes	11.6	6	4.3

For information about the world tanker fleet in 1999, see "Global Bulk Shipping Markets" on pages 13 and 14.

Since October 1998, the Company has directly managed its bulk shipping fleet. During the past two years, the Company has reduced vessel operating costs by $1,200 per vessel per day and corporate overhead by over $11 million per year while enhancing its reputation for quality service. These savings have been achieved by reducing organizational layers, consolidating locations, renegotiating certain existing service and supply contracts, transferring functions from high-cost areas to lower-cost areas and establishing an in-house purchasing function. In addition, the Company has embarked upon the full integration of its charter operations, shipboard management and vessel networking systems. When fully implemented, these systems are expected to improve the Company's purchasing, requisitioning and inventory control and facilitate more sophisticated vessel maintenance management.

Since the beginning of 1997, the Company has reduced its liquidity adjusted indebtedness by $250 million through the sale of its cruise investment, the completion of its dry bulk disposal program and the sale of eight of its oldest tankers. In August 1999, the Company completed a $170 million, off-balance sheet financing relating to its U.S. flag Alaskan tanker fleet. This financing, which is non-recourse to the Company, represents a securitization of the receivables arising from the bareboat charters of five of its vessels to ATC. This reduction in debt has occurred even as the Company has modernized its fleet, advancing $265 million (approximately 75%) in progress payments against its eight vessel newbuilding program; the Company's cash flow is more than sufficient to pay the remaining 25% without incurring additional indebtedness. The reduction in outstanding indebtedness has contributed to a decrease in 1999 interest expense, including capitalized interest allocable to newbuildings, of over $9 million from the prior year. The Company's liquidity adjusted debt-to-capital ratio of 48.4% permits the Company to weather industry downturns and positions the Company to take advantage of market opportunities as they present themselves.

As of December 31, 1999, the Company had approximately 1,445 employees, including 1,220 seagoing personnel and 225 shore staff. The number of employees decreased by approximately 34% in 1999, primarily as a result of the Company's implementation of overhead and operating efficiencies and the decrease in the number of vessels operated by the Company due to the sale of some vessels and the conversion of certain time charters to bareboat charters (referred to on page 9). The Company has collective bargaining agreements with three different maritime unions, covering seagoing personnel employed on the Company's U.S.-flag vessels. These agreements are in effect through June 15, 2001 with one of the unions and through June 15, 2000 with two of the unions. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. The Company believes that its relations with its employees are satisfactory.

The Company's management is dedicated to furthering its competitive advantage and the efficiency of the Company's operations. Building on its customer-driven business strategy, management is committed to fulfilling the transportation requirements of its customers while positioning the Company for long-term profitable growth. By emphasizing innovation, service, safety and reliability, management has fostered valuable long-term relationships with international oil companies and other charterers.

OPERATIONS

The Company engages in the ocean transportation of bulk cargoes in worldwide markets and self-contained U.S. markets through the ownership and operation of a diversified fleet of bulk cargo vessels. The bulk shipping industry has many markets that have distinct characteristics and are subject to different market forces. The primary markets for individual vessels are determined to a large degree by their types, sizes and flags (the country in which the vessel is registered.) Unlike container or liner ships, which the Company does not own, bulk vessels are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas.

The Company's foreign-flag and U.S.-flag fleets operate substantially in separate markets. The Company believes that ownership of a diversified fleet, with vessels of different types, sizes and flags, enables the Company to take advantage of chartering opportunities for international and domestic shipment of bulk commodities and thereby cushions the effects of weakness in particular markets.

The Company has five reportable segments: foreign flag crude tankers, products carriers, dry bulk carriers, and U.S. flag tankers, including products carriers, and dry bulk carriers. The following chart shows a historical breakdown of net shipping revenues by segment category for each of the past three years:

	Percentage of Net Shipping Revenues
1999		1998	1997
Foreign Flag	59.4%	61.9%	64.0%
Crude Tankers	44.7%	46.6%	41.2%
Product Carriers	12.1%	13.0%	13.5%
Dry Bulk Carriers	2.6%	2.3%	9.3%
U.S. Flag	37.8%	36.0%	34.2%
Tankers*	28.9%	33.3%	31.7%
Dry Bulk Carriers	8.9%	2.7%	2.5%
Other**	2.8%	2.1%	1.8%

* Includes product carriers. ** Consists mainly of U.S. flag non-tanker tonnage.

Net shipping revenues from foreign flag crude tankers remained relatively constant as a percentage of total net shipping revenues despite an increase in the percentage of revenue generating days attributable to this segment. Net shipping revenues from foreign flag dry bulk carriers has dropped to less than 3% from 9% in 1997, primarily as a result of the Company's disposal of ten dry bulk carriers over the past three years and the delivery and employment of four VLCCs in 1996 and 1997.

In each of 1999, 1998 and 1997, revenues from BP were in excess of 10% of revenues from voyages, amounting to $35.2 million in 1999, $98.6 million in 1998 and $118 million in 1997. The decrease in 1999 reflects the conversion of long-term time charters to BP on five U.S. flag tankers to bareboat charters to ATC. No other charterer accounted for revenues in excess of 10% of voyage revenues.

The following chart shows a breakdown of income from vessel operations (before corporate general and administrative expenses, investment income and interest expense, but after allocation of vessel related overhead) by reportable segment. The decrease in contribution from foreign flag vessels reflects the low freight rates prevailing in the tanker markets in 1999. During the same period, U.S. flag tanker tonnage provided a steady level of core earnings from time and bareboat charters.

	Percentage of Income from Vessel Operations
1999		1998	1997
Foreign Flag	13.6%	63.6%	63.5%
Crude Tankers	31.7%	67.0%	58.4%
Product Carriers	-2.0%	7.3%	11.9%
Dry Bulk Carriers	-16.1%	-10.7%	-6.8%
U.S. Flag	77.1%	30.9%	32.2%
Tankers*	65.8%	36.3%	35.3%
Dry Bulk Carriers	11.3%	-5.4%	-3.1%
Other**	9.3%	5.5%	4.3%

* Includes product carriers. ** Consists mainly of U.S. flag non-tanker tonnage.

For additional information regarding the Company's five reportable segments for the three years ended December 31, 1999, please see Note B to the Company's financial statements for 1999 set forth in Item 8 below.

The carriage of crude oil and petroleum products accounted for in excess of 85% of revenues from voyages and all of the operating earnings of the Company's bulk shipping joint ventures in each of 1999, 1998 and 1997.

Fleet

The following chart provides a summary of the Company's international and domestic fleets by type of vessel, number of vessels (including the eight newbuildings on order, consisting of four VLCCs and four Aframaxes) and total deadweight tons.

	1999		1998		1997
Vessel Type	Vessels	DWT	Vessels	DWT	Vessels	DWT
Foreign Flag
VLCC	7	2,047,050	9	2,576,800	10	2,841,650
Suezmax	1	133,000	4	517,900	4	517,900
Aframax	9	850,450	9	850,450	9	850,450
Product Tanker (65,000 dwt)	4	256,650	4	256,650	4	256,650
Product Tanker (30,000/39,000 dwt)	4	157,050	5	188,650	6	218,150
Capesize Bulk Carrier	2	314,800	4	592,400	4	592,400
Panamax Bulk Carrier			4	255,350	4	255,350

Foreign Flag Vessels	27	3,759,000	39	5,238,200	41	5,532,550
U.S. Flag
Tanker	5	482,900	6	603,400	8	727,400
Product Tanker	2	85,650	3	123,450	3	123,450
Bulk Carrier	4	209,400	2	51,100	2	51,100
Car Carrier	1	15,900	1	15,900	1	15,900

U.S. Flag Vessels	12	793,850	12	793,850	14	917,850

Foreign and U.S. Flag Vessels	39	4,552,850	51	6,032,050	55	6,450,400
Foreign Flag Newbuildings
VLCC	4	1,234,800	2	617,400
Aframax	4	452,000

Total Vessels including Newbuildings	47	6,239,650	53	6,649,450	55	6,450,400

The Company's operating fleet and total tonnage decreased from 55 vessels (6,450,400 dwt) at the end of 1997 to 39 vessels (4,552,850 dwt) at the end of 1999, a 29% reduction in the number of vessels and in total tonnage. This reduction will be substantially offset by the eight newbuildings on order for delivery starting the middle of March 2000 through January 2002, aggregating approximately 1.7 million dwt.

For additional information as of February 22, 2000 regarding the vessels in the Company's operating fleet, including the charter status of such vessels, see the tables on page 13 of the Company's Annual Report to Shareholders for 1999, which tables are incorporated herein by reference.

International Fleet Operations

During the past several years, the Company has increased its focus on the VLCC and Aframax sectors. By emphasizing the commercial control of tonnage through strategic alliances, the Company has been able to establish critical mass and enhance vessel utilization.

Tankers International LLC ("Tankers")

In December 1999, the Company, together with A.P. Moller, Euronav Luxembourg SA, Frontline Ltd., Osprey Maritime Ltd. and Reederei "Nord" Klaus E. Oldendorff formed Tankers to pool the commercial operation of the participating companies' modern VLCC fleets. Tankers began operations on February 1, 2000, with an initial fleet of 39 modern VLCCs (of which the Company contributed four vessels). Tankers' fleet currently constitutes 8% of the world VLCC fleet. By 2002, as the participants take delivery of newbuildings and vessels are redelivered from time charters, Tankers' fleet is expected to exceed 50 vessels. The Company's four VLCC newbuildings are scheduled to enter the pool upon delivery.

By consolidating the commercial operation of its substantial VLCC fleet into a unified transportation system, Tankers offers its customers "one stop shopping" for high quality modern VLCC tonnage. The size of the fleet enables Tankers to become the logistics partner of major customers, providing new and improved tools to manage shipping programs, inventories and risk. The Company believes that Tankers will enhance the financial performance of pool vessels through higher utilization and other operating efficiencies. Tankers also seeks to reduce vessel operating costs by facilitating joint purchasing of goods and services by pool participants.

Aframax Pool (the "OSG/PDVM pool")

Established in 1996, the Company's Aframax pooling agreement with PDV Marina, the marine transportation subsidiary of the Venezuelan state oil company, has furthered the Company's reputation for reliability and customer service. With a critical mass of 20 vessels in the Atlantic Basin, the OSG/PDVM pool has been able to supplement base load cargoes with backhauls and contracts of affreightment. As a result, the pool has enhanced vessel utilization, generating higher effective time charter rates than are otherwise attainable in the market. The Company's four Aframax newbuildings are also scheduled to enter the pool upon delivery.

Domestic Fleet Operations

Under the Jones Act, shipping between United States coastal ports, including the movement of Alaskan oil, is reserved by law to U.S.-flag vessels, owned by U.S. citizens, crewed by U.S. seafarers, and built in the U.S.

The Merchant Marine Act, 1936, as amended, requires that preference be given to U.S.-flag vessels, if available at reasonable rates, in the shipment of at least half of all U.S. government-generated cargoes and 75% of food-aid cargoes. Due to a large surplus of agricultural commodities in the United States, the U.S. Department of Agriculture expanded its PL-480 export program in 1999. Over the past year, the Company has employed in the grain trade four U.S.-flag tankers, including two older tankers which are no longer eligible to carry oil under the Oil Pollution Act of 1990. Three of these tankers had an aggregate of four grain voyages in 1999, which resulted in such vessels achieving a higher average daily rate for the year than would otherwise have been attainable had they traded exclusively as tankers. The continuing participation in the PL-480 export program of the fourth tanker, an older vessel, extended its economic life and generated a positive contribution to income from vessel operations in 1999.

Vessels in the Company's fleet have been chartered from time to time to the Military Sealift Command of the United States Navy ("MSC"). Charters to MSC reflect, in large part, the requirements of the United States military for waterborne carriage of cargoes, and, accordingly, depend in part on world conditions and United States foreign policy.

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

To encourage private investment in U.S.-flag ships, the Merchant Marine Act of 1970 permits deferral of taxes on earnings deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S.-flag vessels (primarily those limited to United States foreign and noncontiguous domestic trades). The Company is a party to an agreement under the Act. Under the agreement, the general objective is (by use of assets accumulated in the fund) for three vessels to be constructed or acquired by the end of 2004. If the agreement is terminated or amounts are withdrawn from the Capital Construction Fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had $182 million in its Capital Construction Fund as of December 31, 1999. The Company has provided deferred taxes on the fund deposits and earnings thereon.

Alaska Tanker Company ("ATC")

Building on a 30-year relationship between the Company and BP Amoco p.l.c. ("BP"), in early 1999 the Company and BP, along with Keystone Shipping Company ("Keystone"), formed ATC, which is the premier quality provider of marine transportation services in the environmentally sensitive Alaskan crude oil trade. ATC, which is owned 37.5% by the Company, 37.5% by Keystone and 25% by BP, currently manages the vessels carrying BP's Alaskan crude oil, including five of the Company's vessels. The formation of ATC resulted in the conversion of the Company's long-term time charters of five vessels to BP into bareboat charters of such vessels to ATC, with BP guarantees. Each charter expires shortly before the date that the Oil Pollution Act of 1990 precludes such single-hulled tanker from calling on U.S. ports; the last charter expires in 2006. These bareboat charters will generate core U.S. flag operating earnings averaging approximately $15 million per year for the Company through 2005. In addition, the Company's participation in ATC provides the Company with the ability to earn additional fee income based upon ATC's meeting certain predetermined performance standards.

COMPETITION

The bulk shipping industry is highly competitive and fragmented, with no one shipping group owning as much as 4% of the world fleet. The Company competes with other owners of U.S. and foreign-flag tankers and dry cargo ships operating on an unscheduled basis similar to the Company.

In the spot and short-term charter markets, the Company's vessels compete with all other vessels of a size and type required by a charterer that can be available at the date specified. In the spot market, competition is based primarily on price. Nevertheless, within a narrow price band, factors related to quality of service and safety enter into a potential customer's decision as to which vessel to charter. In the long-term charter market additional factors such as financial strength of the operator/owner and the age and quality of the vessel become more important.

In both the VLCC and Aframax sectors, the Company competes against a large number of companies that own or charter vessels in these segments. Competitors include other independent ship owners, oil companies and state-owned entities with fleets ranging from one to more than 50 vessels in a particular segment. While some companies operate worldwide, others focus on one or more geographical areas such as the Pacific, the Mediterranean or the Caribbean. In the VLCC sector, the Company has more than 100 competitors. The ones with the largest VLCC carrying capacity include VELA International Marine Ltd., the shipping arm of the Saudi Arabian oil company (23 ships, 7.2 million dwt), World-Wide Shipping Agency (S) Pte. Ltd./N & T Argonaut AB (23 ships, 6.5 million dwt), Bergesen d.y. AS (20 ships, 6.1 million dwt), Nippon Yusen Kabushiki Kaisha (23 ships, 5.9 million dwt) and Mitsui O.S.K. Lines Ltd. (22 ships, 5.8 million dwt). As noted earlier, Tankers, the VLCC pool in which the Company is a founding participant, currently has 39 VLCCs aggregating approximately 11.5 million dwt, constituting 8% of the world VLCC fleet. More than 150 companies operate Aframax tankers. The Company's key competitors in this sector include Teekay Shipping Corporation (54 ships, 5.3 million dwt), Neptune Orient Lines Ltd. (21 ships, 2.1 million dwt), Kristen Navigation Inc. (6 ships, 0.6 million dwt) and General Maritime Corp. (6 ships, 0.6 million dwt). The OSG/PDVM pool, with 20 Aframaxes aggregating approximately 1.9 million dwt, is the largest Aframax fleet operating in the Atlantic Basin. Through its participation in the Tankers pool and the OSG/PDVM pool the Company has further enhanced its ability to compete in the VLCC and Aframax sectors.

In chartering vessels in the United States cabotage trade, the Company competes primarily with other owners of U.S.-flag vessels. Demand for U.S.-flag product carriers is closely linked to changes in regional energy demands and in refinery activity. These vessels also compete with pipelines and oceangoing barges and are affected by the level of imports on foreign-flag product carriers.

Prevailing rates for charters of particular types of ships are subject to fluctuations depending on conditions in United States and international bulk shipping markets and other factors. Although medium-term and long-term charter business avoids, to some extent, the sharp rate fluctuations characteristic of the spot or voyage markets, the availability of such business in international markets at attractive rates of return has been limited in recent years.

ENVIRONMENTAL MATTERS RELATING TO BULK SHIPPING

Since 1990, the tanker industry has experienced a more rigorous regulatory environment. Safety and pollution concerns have led to a greater emphasis on quality and to the strengthening of the inspection programs of classification societies, governmental authorities and charterers.

OPA 90. The Oil Pollution Act of 1990 ("OPA 90") affects all vessel owners shipping oil or hazardous material to, from or within the United States.

Under OPA 90, a vessel owner or operator is liable without fault for removal costs and damages, including economic loss without physical damage to property, of up to $1,200 per gross ton of the vessel. When a spill is proximately caused by gross negligence, willful misconduct or a violation of a Federal safety, construction or operating regulation, liability is unlimited. OPA 90 did not preempt state law, and therefore states remain free to enact legislation imposing additional liability. Virtually all coastal states have enacted pollution prevention, liability and response laws, many with some form of unlimited liability.

OPA 90 phases out the use of tankers having single hulls. OPA 90 requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994. Furthermore, OPA 90 calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, or lighter (offload cargo) more than 60 miles offshore.

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

Under U.S. Coast Guard financial responsibility regulations issued pursuant to OPA 90, all vessels entering U.S. waters are required to obtain Certificates of Financial Responsibility ("COFRs") from the Coast Guard demonstrating financial capability to meet potential oil spill liabilities. All the vessels in the Company's U.S. and foreign-flag fleets have obtained requisite COFRs.

International Requirements. The Company's ships undergo regular and rigorous in-house safety reviews. They are also routinely inspected by port authorities, classification societies and major oil companies. All of the Company's vessels are now certified under the new standards reflected in International Standards Organization's 9002 quality assurance program, and International Safety Management's safety and pollution prevention protocols.

In addition to the OPA 90 requirements, in worldwide trade MARPOL regulations of the International Maritime Organization require double hulls or equivalent tanker designs for newbuildings ordered after 1993 and mandate double hulls for existing tankers at 30 years of age. Under MARPOL Regulation 13G, existing tankers, upon reaching 25 years of age, are required to either have protectively located segregated ballast tanks or double bottom spaces not used for cargo carriage covering at least 30% of the cargo tank area, or they must utilize hydrostatically balanced loading. These tanker modifications will reduce the carrying capacity of the affected vessel.

Insurance. Consistent with the currently prevailing practice in the industry, the Company presently carries $1.0 billion of pollution coverage per occurrence on every vessel in its fleet. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

GLOBAL BULK SHIPPING MARKETS

Tanker Demand Reduced as OPEC-led Oil Production Cuts are Expanded

In 1999, tanker markets were adversely affected by the decrease in the production of oil and resulting increase in the price of oil. In the first quarter, the lowest nominal oil prices in 14 years prompted member countries of the Organization of Petroleum Exporting Countries ("OPEC") and other large oil producers to implement a third round of production cuts, following two cuts in 1998 that failed to reverse the downward trend in oil prices. With Middle Eastern producers bearing the brunt of the most recent round of cuts, VLCC employment was sharply reduced because of the segment's heavy dependence on exports from that region. Curtailment in tanker employment was exacerbated by an increase in the pace of newbuilding deliveries into the world tanker fleet. Accordingly, effective time charter rates for VLCCs and Aframaxes trended down for most of the year, registering declines of 43% (Middle East-West route) and 19% (Caribbean market), respectively, relative to 1998. Tanker earnings were further eroded by an increase in bunker costs resulting from a nearly three-fold increase in oil prices.

OPEC countries and other large producers implemented oil production cutbacks averaging four million barrels per day ("b/d") for the last three quarters of 1999, even as Asian oil demand rose by 700,000 b/d in response to surging industrial output. Oil consumption in North America, propelled by robust gasoline demand, also increased by 540,000 b/d. Nevertheless, growing Asian and North American demand did not translate into higher tanker employment. In the face of falling crude oil supply and rising prices, demand growth in Asia and North America was increasingly satisfied by drawing down oil stocks.

VLCC Sector Particularly Hard Hit by Oil Production Restraints

VLCC freight rates began 1999 at relatively robust levels as worldwide oil stocks continued to build in response to oil price declines. As OPEC geared for another round of production cutbacks, oil prices increased and VLCC rates declined significantly. The third round of production cuts implemented in April 1999 by OPEC and other major oil producers had a particularly adverse effect on the VLCC market, which largely depends on long-haul business from the Middle East to western destinations and Asia. Quota compliance, however, began to weaken in late 1999 as oil prices continued to rise, lending support to freight rates in early 2000. Moreover, rising world demand resulted in a fairly sizable decline in world oil inventories that will need to be replenished, ultimately benefiting VLCC employment.

Atlantic Aframax Market Remains Under Pressure

One of the principal reasons for the success of the OPEC oil cutback accord was Venezuela's decision to more strictly adhere to reduced quotas as well as pare back its plans for expanding future production. This policy change and the support of major non-OPEC producers such as Mexico and Norway, combined to limit demand for Aframax tonnage in the Caribbean Basin and the North Sea. This put significant downward pressure on freight rates as these are both critical areas for Aframax employment. An increase in oil production in the North Sea in the fourth quarter helped to firm freight rates, and could remain a supportive factor into 2000. As in the case of VLCCs in late 1999/early 2000, waning quota compliance and increasing attention to ship quality issues stemming from the Erika oil spill (see page 14) had a positive impact on rates.

International Product Trade Activity Decreases

Similar to last year, global seaborne trade in petroleum products decreased coupled with an expansion in the product tanker fleet. High product stock levels and milder than usual weather in the U.S. Northeast at the beginning of the year reduced import demand for heating oil. Supply disruptions on the U.S. West Coast during 1999, however, provided some support to product tanker demand as evidenced by an increase in long-haul imports from Asia/Pacific countries. While much of Asia began the year with oil consumption down due to economic recession, a recovery beginning near the middle of 1999 contributed to the revival of intra-regional Far East Asian trade. Additionally, refining capacity rationalization in Japan and delays in refinery projects in China also served to stimulate the Arabian Gulf-to-North Asia trade. Recent refining capacity additions in South Asia, however, will blunt product imports to that region. While newbuilding deliveries are expected to remain sizable in 2000, increasing global demand for seaborne product imports should improve this sector's outlook.

Orderbook Declines; Tanker Fleet Growth Continues

The tanker orderbook for delivery over the next three years dropped by 6 million dwt to 38 million dwt compared with an increase of 3 million dwt in 1998. Aframaxes accounted for two-thirds of the decline, which was driven by the second largest volume of Aframax tonnage ever delivered (4.9 million dwt) against a modest amount of new orders (1.0 million dwt). This reduced the Aframax orderbook to 7% of the fleet from 17% at the end of 1998. The pace of Aframax deliveries will decline in 2000, to an estimated 2.6 million dwt. VLCC tonnage delivered in 1999 rose to 8.8 million dwt from the prior year's 3.9 million dwt, the largest quantity since 1993, but new orders kept a close pace (7.8 million dwt), leaving the orderbook practically unchanged from the prior year at 20% of the fleet. VLCC newbuilding deliveries could rise to over 12 million dwt in 2000, which would be the largest amount of tonnage delivered since the mid-1970s.

Increasing momentum in scrap sales kept fleet growth modest despite the largest volume of newbuilding deliveries since 1977. The world tanker fleet increased by less than 1% to 265 million dwt. Newbuilding deliveries of 18 million dwt were the largest since 1977, exceeding scrap sales of 16.5 million dwt, which were themselves the largest since 1985. Low freight rates and high fuel prices made older, less efficient tankers decidedly uncompetitive. In a market where an adequate number of modern ships were available at competitive rates, old tankers faced significant idle time. Shipowners increasingly opted to scrap aging ships rather than operate them using life extension measures such as hydrostatically balanced loading. A total of 34 VLCCs, aggregating approximately 9.9 million dwt, were scrapped in 1999, approximately equal to the combined total dwt VLCC scrapping for 1996 through 1998. Scrapping of Aframaxes also increased in 1999, reaching 29 vessels (2.6 million dwt), an amount greater than in the prior four years combined.

At the end of 1999, 29 VLCCs (7.9 million dwt) were at least 25 years old and 125 VLCCs (39.5 million dwt) were 20-24 years old, constituting together approximately 38% of the world VLCC fleet. Similarly, at year-end 1999, 19 Aframaxes (1.7 million dwt) were at least 25 years old and 86 Aframaxes (7.9 million dwt) were 20-24 years old, representing together approximately 19% of the world Aframax fleet. In the aftermath of the Erika disaster, these older vessels may not be acceptable to a growing number of major charterers, suggesting sales for scrap will remain brisk.

In mid-December, the 1975-built, 37,000 dwt single-skin tanker Erika broke up and sank off the coast of France, resulting in an oil spill that caused a significant amount of environmental and commercial damage. Besides placing a greater onus on charterers to be more selective regarding the age and quality of the vessels that they charter, individual governments, the European Union and international organizations are calling for more stringent regulations for ships that carry oil into Europe. The measures under consideration by the European Commission as of early March 2000 include reducing the economic lives of single hull tankers and making state port inspections for tankers mandatory and more comprehensive. Given that 34% of the world tanker fleet is at least 20 years old, these regulations, if adopted, could effectively bar a large number of older vessels from calling at European ports and accelerate the rate of scrapping. Shipowners with modern, well-maintained fleets, such as the Company's, will be in a position to benefit from any such new regulations or charterer preferences.

FORWARD-LOOKING STATEMENTS

This Form 10-K, including portions of the Company's Annual Report to Shareholders for 1999 incorporated herein by reference, contains forward-looking statements regarding the outlook for tanker and dry cargo markets, and the Company's prospects, including anticipated vessel acquisitions and fleet renewal, vessel newbuildings and scrappings, prospects for certain strategic alliances and the implementation of certain overhead and operating cost reductions. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for oil and petroleum products, and various dry bulk commodities, either generally or in particular regions; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping; the availability of suitable vessels for acquisition or chartering in on terms the Company deems favorable; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including pollution; increases in costs of operation and unanticipated delays in implementing various cost reduction measures; and unanticipated changes in laws and regulations. Forward-looking statements in this Form 10-K and written and oral forward looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

ITEM 2.     PROPERTIES

See Item 1.

ITEM 3.     LEGAL PROCEEDINGS

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under charter parties. All such personal injury, collision and casualty claims against the Company are fully covered by insurance (subject to deductibles not material in amount). Each of the other claims involves an amount which in the opinion of management is not material in relation to the consolidated current assets of the Company as shown in the Company's Consolidated Balance Sheet as at December 31, 1999, set forth in Item 8 below. Reference is made to the investigation reported on in Item 1 of Part II of the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference. The Company completed submission of the requested records in or about 1996 and has recently been advised that the investigation is ongoing.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

			Has Served as
Name	Age	Position Held	Such Since

Morton P. Hyman	64	President and	October 1971
		Chief Executive Officer

Robert N. Cowen	51	Senior Vice President,	February 1993
		Chief Operating Officer	June 1999
		and Secretary	June 1982

Myles R. Itkin	52	Senior Vice President,	June 1995
		Chief Financial Officer
		and Treasurer

Robert E. Johnston	52	Senior Vice President	October 1998
		and Chief Commercial	June 1999
		Officer

Ariel Recanati	36	Senior Vice President	October 1998
		and Chief Strategic and	June 1999
		Planning Officer

Peter J. Swift	56	Senior Vice President	June 1999
		and Head of Shipping
		Operations

The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its shareholders, to be held in June 2000, and until the election and qualification of his successor. There is no family relationship between the executive officers.

Messrs. Morton P. Hyman and Robert N. Cowen have served as directors of the Company since 1969 and 1993, respectively. Prior to joining the Company in 1995, Mr. Myles R. Itkin was employed for one year by Alliance Capital Management L.P. as Senior Vice President-Finance. Mr. Robert E. Johnston has served as an officer and director of certain of the Company's subsidiaries during the past five years; he also served for more than the five years ended in 1998 as a senior officer of Maritime Overseas Corporation ("MOC"), the corporation that managed the fleet from the Company's inception in 1969 to 1998. Mr. Ariel Recanati has served as a director of the Company since October 1999 and as an officer and director of certain of the Company's subsidiaries during the past five years; he served as a senior officer of MOC for more than the five years ended in 1998. Mr. Ariel Recanati is a first cousin of Mr. Oudi Recanati, a director of the Company. Mr. Peter J. Swift was Vice President of the Company from October 1998 until June 1999. He has served as an officer and director of certain of the Company's subsidiaries since October 1998; he also served as an officer of MOC and one of its subsidiaries for more than the five years ended in 1998.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  The Company's common stock is listed for trading on the New York Stock Exchange and the Pacific Exchange, Inc. under the trading symbol OSG. The range of high and low sales prices of the Company's common stock as reported on the New York Stock Exchange Composite Tape for each of the fiscal quarters during the last two fiscal years are set forth below.

1999	High	Low
First Quarter	16 13/16	11 3/8
Second Quarter	13 7/8	10 13/16
Third Quarter	15 7/16	13
Fourth Quarter	15 1/16	12 1/8

1998	High	Low
First Quarter	22	19 1/2
Second Quarter	22	19 1/16
Third Quarter	20 7/16	14 1/8
Fourth Quarter	21 1/8	13 1/4

On March 10, 2000, the closing price of the Company's common stock on the New York Stock Exchange was $23.625 per share.

(b)  On March 10, 2000, there were 944 shareholders of record of the Company's common stock.

(c)  The Company has paid a dividend of 15 cents per share of common stock for each of the fiscal quarters during the last two fiscal years. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company's Board of Directors.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

The following unaudited selected consolidated financial data for the years ended December 31, 1999, 1998 and 1997, and at December 31, 1999 and 1998, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by Ernst & Young LLP, independent public accountants. The unaudited selected consolidated financial data for the years ended December 31, 1996 and 1995, and at December 31, 1997, 1996 and 1995, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by Ernst & Young LLP.

In thousands, except per share amounts	1999	1998		1997		1996	1995

Revenues from voyages	$350,545	$412,384		$477,950		$452,263	$407,834

Income from vessel operations(a)	23,366	41,050		62,502		43,011	24,302

Income/(loss) before federal income taxes and
extraordinary income/(loss)(b)	19,515	(35,222)		31,167		3,387	(13,892)

Net income/(loss)	14,764	(37,920)		19,017		2,502	(8,632)

Depreciation of vessels and amortization of
capital leases	57,855	70,806		77,940		71,003	66,134

EBITDA(d)	110,223	140,568		189,208		143,848	118,682

Vessels, capital leases and direct financing leases,
at net book amount	1,237,513	1,229,110	(c)	1,308,125	(c)	1,293,817	1,281,601

Total assets	1,720,945	1,695,115		2,023,224		2,037,301	2,064,826

Debt - long-term debt and capital lease obligations
(exclusive of current portions)	827,372	833,893		1,056,306		1,093,475	1,101,758

Reserve for deferred federal income taxes -
noncurrent(a)	77,877	69,384		108,814		101,003	100,518

Shareholders' equity	$661,058	$707,622		$779,797		$769,438	$784,781

Debt/total capitalization	55.6%	54.1%		57.5%		58.7%	58.4%

Per share amounts:

Basic and diluted net income/(loss)	$0.41	$(1.03)	(b)	$0.52		$0.07	$(0.24)

Shareholders' equity	$19.63	$19.24		$21.19		$21.23	$21.66

Cash dividends paid	$0.60	$0.60		$0.60		$0.60	$0.60

Average shares outstanding for basic earnings per share	35,712	36,794		36,468		36,234	36,220

Average shares outstanding for diluted earnings per share	35,725	36,794		36,569		36,333	36,220

(a)	Amounts for years prior to 1999 have been restated to conform with 1999 presentation
(b)	Results for 1999 and 1998 reflect extraordinary income/(loss) on early extinguishment of debt of $1,462 ($.04 per share) and ($13,648) ($.37 per share), respectively
(c)	Includes vessels held for disposal, at estimated fair value.
(d)

EBITDA represents operating earnings, which is before net interest expense, income taxes and extraordinary items, plus equity in results of cruise business, other income and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flows from other operating activities and other operations or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events

In the first quarter of 1999, the Company, BP Amoco p.l.c. ("BP Amoco") and Keystone Shipping Company ("Keystone") successfully completed the formation of Alaska Tanker Company ("ATC"). ATC, which is owned 37.5% by the Company, 37.5% by Keystone and 25% by BP Amoco, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. ATC currently manages the vessels carrying BP Amoco's Alaskan crude oil, including five of the Company's vessels. The long-term charters to BP Amoco covering these five vessels were converted in the second quarter to bareboat charters to ATC, with BP Amoco guarantees, through their respective OPA 90 expiry dates, between December 2003 and early 2006.

In August 1999, the Company completed the sale and leaseback of the five vessels referred to in the preceding paragraph, receiving net proceeds aggregating approximately $170,000,000. This off-balance sheet financing has a seven-year final maturity and bears interest at approximately 7%. The lease expense, net of amortization of the deferred gain, increases vessel expenses. Such increase is partially offset by a reduction in depreciation resulting from the removal of these five vessels from the balance sheet. Interest expense, however, will be reduced by an amount approximately equal to the net reduction in results from vessel operations. Accordingly, the impact on net income in 2000 will not be significant.

In December 1999, OSG, along with A.P. Moller, Euronav, Frontline, Osprey Maritime and Reederei "Nord" Klaus E. Oldendorff, agreed to establish Tankers International LLC ("Tankers") to pool their VLCC fleets. Tankers began operations February 1, 2000, initially managing a fleet of 39 modern VLCCs, which number is expected to exceed 50 vessels by 2002. Tankers was formed to provide customers around the world with new and improved tools to manage shipping programs, inventories and risk. It offers its customers "one stop shopping" for high quality VLCC tonnage. The fleet size enables Tankers to provide increased flexibility, to offer contracts of affreightment and to become a logistics partner of major customers. By integrating the commercial operation of a substantial number of VLCCs into a unified transportation system, Tankers is able to offer enhanced services to customers, while at the same time minimizing idle time and improving vessel utilization.  Through improved utilization and other operating efficiencies, Tankers enhances the financial performance of the vessels operating in the pool.

During 1999, the Company materially improved its efficiency. Vessel operating costs have been further reduced by over $900 per day from 1998 while the Company maintained its standard of operational excellence. Simultaneously, corporate overhead has been reduced by over $11 million from 1998, including as overhead the brokerage commissions paid to the Company's former agent, classified as voyage expenses in 1998.

Update on Planned Vessel Dispositions

During 1999, the Company successfully completed its dry bulk disposal program and recognized a gain of $12,404,000 with respect to the sale of such vessels. The Company also sold eight of its oldest tankers, all of which were held for disposal at year-end 1998. The gross proceeds from the sale of all such vessels in 1999 aggregated $66,100,000.

Operations

Income from Vessel Operations

Revenues and results of vessel operations of the Company are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the markets in which those vessels operate. Freight rates, expressed as time-charter equivalents (defined as voyage revenues less voyage expenses divided by round-trip voyage days), for major bulk commodities are determined by market forces including local and worldwide demand for such commodities, volumes of trade, distances between sources and destinations of cargoes and the amount of available tonnage both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the amount of newbuilding deliveries and removal of existing tonnage from service. Results in particular periods are also affected by such factors as the mix between voyage and time charters, the timing of the completion of voyage charters, the time and prevailing rates when charters that are currently being performed were negotiated, the levels of applicable rates and the business available as particular vessels come off existing charters, and the timing of drydocking of vessels.

In the world tanker markets, VLCC rates on the Middle East - West route in 1999 averaged 43% below those for 1998, with each successive quarter lower than the previous one. The lowest oil prices since 1985 contributed to worldwide stock building in the first quarter, which benefited VLCC employment, driving freight rates to a high of around $35,000 per day in late February. The implementation of a third round of oil production cuts, a large percentage of which was absorbed by Middle East producers, however, caused rates to decline sharply to below $12,000 per day by late April. Following a recovery to around $24,000 per day by late-June, the downtrend resumed, with rates briefly sinking to just under their spring lows by mid- July, pressured by increasing OPEC compliance with production cutbacks and rising bunker prices. After rising to above $16,000 per day in late summer, then generally holding in a $14,000 to $15,500 per day range through early November, rates again fell to their lowest levels of the year, moving down to $10,000 per day in mid-November. A modest recovery saw rates edge up to an $11,500 to $14,000 per day range, which held through mid-January 2000, at which time a rally lifted rates further to $20,000 per day by mid-to-late February. This rally was caused by the sizable increase in scrapping that occurred in the fourth quarter and by decreasing compliance with OPEC quotas.

In 1999, rates for Aframax tankers in the Caribbean market (the Company's primary Aframax trading area), which have been at depressed levels for the better part of two years, averaged 19% below those for 1998. After rising to a seasonal high of $22,000 per day at the start of the second quarter from a seasonal low of $12,000 per day in early March, rates proceeded to a new 1999 low of less than $9,000 per day in mid-September. In addition to the implementation of OPEC's third round of oil production cuts, the Aframax sector was adversely affected by a heavy newbuilding delivery schedule. Nevertheless, a short-term shortage of Aframax tonnage in the North Sea late in the year combined with increased North Sea output temporarily lifted freight rates back to the second quarter high of $22,000 per day. Following a mid-January 2000 dip to $11,000 per day, cold winter weather in North America lifted rates up to over $23,000 per day in February. The Company's Aframax tanker pool with PDV Marina continues to complement its base of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels. During 1999, OSG concluded two contracts to transport North Sea and Canadian crude oil.

Rates for Suezmaxes on the West Africa to U.S. route averaged 35% below those prevailing in 1998. Faced with decreased demand owing to Middle East oil production cutbacks, VLCCs increased their presence in the West African and North Sea trades in direct competition with Suezmaxes. In addition, recurring production problems in West Africa and the North Sea further curtailed demand for tonnage. Rates peaked around $17,500 per day in late February, tumbled to $7,500 per day by mid-to-late May, then settled into a trading range between $8,000 and $10,500 per day from June through late July. The temporary closure of a Black Sea oil export terminal caused rates in late August to drop to a new low of close to $4,000 per day before quickly recovering to $8,000 per day. After basically holding in an $8,000 to $9,000 per day range through November, rates increased sharply to $17,500 per day in late December. Such increase was largely prompted by the anticipation of OPA 90 restrictions, barring 24 older Suezmaxes from trading to the U.S. as of January 1, 2000, and by rising North Sea oil production. Rates eased to about $13,000 per day by mid-January 2000 before the arrival of colder weather in the U.S. Northeast that enabled rates to recover to $17,500 per day in February.

Product carrier freight rates for the Caribbean to U.S. trades declined an average of 2.5% in 1999 relative to the prior year. Increased U. S. product imports, which compensated for lower crude imports, and supply disruptions on the U.S. West Coast helped to bolster product tanker rates. After peaking at $14,000 per day in mid-January, however, freight rates for product tankers in the Caribbean declined to a low of $8,500 per day by mid-May in response to seasonal factors. Rates then rallied, ultimately climbing to $13,500 per day by late July. This higher rate attracted a sizable amount of tonnage into the Caribbean, and, as fixture activity waned, rates dropped to $6,000 per day by early November. A sharp rally then ensued, lifting rates to $12,500 per day, but rates then drifted down to $7,000 per day by mid-January 2000. The onset of colder weather in the U.S. resulted in rates of $10,000 per day in early February .

Rates in 1999 for larger product carriers trading to the Far East were off an average of 29% compared with 1998. Unlike the other tanker segments, however, average rates improved in the second and third quarters, due in part to rising oil consumption in Asia, which is evidencing signs of economic recovery. From a peak of over $15,000 per day in January, rates fell to a low of $7,500 per day by early March as Asian importers showed a preference to import cheap crude over products. As, however, the price of crude rose and refining margins deteriorated, product imports became more desirable. This development compounded by the effect of supply disruptions on the U.S. West Coast bolstered rates to $14,000 per day by mid-June. The entry of a large number of newbuildings into the Middle East - East market and the adverse effect of a sustained rise in oil product prices caused freight rates to fall back to a $9,000 to $9,500 per day range by early November. A cold snap in North Asia and North America in early 2000 boosted rates to $15,000 per day in February 2000.

Following a slump that began in late summer of 1997 with the advent of the Asian economic crisis, freight rates for large modern Capesize vessels (about 160,000 dwt) turned decisively higher at mid-summer, increasing more than three-fold by late October. Strengthening iron ore and coal demand in Asia provided a major lift to Capesize ton-mile demand. Rates in both the Atlantic and Pacific, which had ranged from a high of $10,000 per day (in early January) to $5,500 per day (reached in late June/early July), broke out of this range in the third quarter, rising to $18,000 per day in mid-October. Rates then drifted down to $13,000 per day in early February 2000 before rallying to $18,000 per day later in the month.

The U. S. Department of Agriculture substantially expanded its PL-480 agricultural assistance programs in 1999. The majority of the U.S. government sponsored grain and other commodity exports were shipped to Russia, Indonesia, Pakistan, North Korea and China. Over the past year, OSG has employed in the grain trade four U. S. flag tankers, including one older tanker that is no longer permitted to carry oil under OPA 90 regulations, and two modern tankers whose earnings were enhanced by these measures.

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in both 1999 and 1998 based on the published reports of Clarkson Research Studies, a well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during either year.

Average Market Rates by Vessel Type

Tankers	1999	1998
Modern VLCCs	$ 21,700	$ 33,400
Suezmaxes (W. Africa - U.S.)*	15,400	20,700
Aframaxes (Caribbean market)	12,900	15,900
Product carriers (Worldwide)	8,100	10,300

Dry Bulk Carriers
Capesize	10,100	10,100

        *Based on an early-1990's built, double-hulled vessel; OSG's Suezmaxes that traded spot were mid-1970's built, single-hulled vessels.

Income from vessel operations for 1999 of $23,350,000 decreased by approximately $17,700,000, from the results for 1998. Results from vessel operations for 1999 benefited from both reductions in corporate overhead of approximately $11,700,000, and a further fleet-wide reduction in running expenses in excess of $900 per day, per vessel, achieved through the Company's continuing process improvement and efficiency programs. The 1999 results, however, were adversely affected by lower rates and significantly higher bunker prices; average bunker prices of approximately $98 per ton in 1999 exceeded the average for 1998 by over 30%.

Income from foreign flag vessel operations decreased by approximately $28,600,000 from the results for 1998, reflecting a $3,600 per day average time charter equivalent ("TCE") rate decline for the Company's foreign flag tankers. The decrease in VLCC rates represented the majority of the 1999 reduction in income from foreign flag vessel operations, with TCE rates for this vessel class averaging $12,000 per day below those obtained in 1998. During the fourth quarter, VLCC rates declined to their lowest level for the year. TCE rates for the Company's Aframaxes averaged $2,900 per day below those obtained in 1998. Foreign flag operating results for 1999 were also negatively affected by a decline of approximately 800 operating days, attributable to the sale of two older tankers in the first quarter of 1999 and a significant increase in the number of days in drydock. Results from vessel operations for 1999 benefited from a reduction in depreciation of $4,500,000 attributable to the sale of certain older and less efficient tankers held for disposal at year-end 1998.

Income from operations of the Company's U. S. flag fleet for 1999 improved by approximately $10,900,000 from 1998. This was partially attributable to improved results of two small dry cargo ships that had been laid up for substantial portions of 1998. The total number of revenue days for the U. S. flag fleet in 1999 was not significantly different from 1998. The second quarter conversion of long-term time charters on five U. S. flag crude carriers to bareboat charters, with BP Amoco guarantees, resulted in reductions in TCE revenue of $17,100,000 in 1999. Vessel running expenses, however, attributable to these five vessels decreased by approximately the same amount since under bareboat charters such expenses are the responsibility of the charterer. Accordingly, this reduction in revenue had no material effect on income from vessel operations. Results from vessel operations in 1999 benefited from reduced depreciation of approximately $9,200,000, principally resulting from both the extension of the depreciable lives of four of these U. S. flag crude carriers whose underlying charters were extended to their OPA 90 expiry dates in 2005/2006 and the sale and leaseback transaction referred to above under Significant Events.

Income from vessel operations for 1998 decreased by approximately $21,450,000 from the results for 1997. The foreign flag fleet accounted for approximately 70% of this decline, attributable to reduced rates obtained for the Company's Aframaxes in the last three quarters of 1998, for double-hulled VLCC tonnage in the fourth quarter of 1998 and for most of its other classes of foreign flag tonnage. These rate declines were partially offset by the inclusion in 1998 of full year operating results for one double-hulled VLCC that began operations early in the second quarter of 1997, and improved rates in the first nine months of 1998 earned by the Company's double-hulled VLCC tonnage trading in the spot market. Overall, the total number of operating days for the foreign flag fleet (other than vessels included in the aforementioned dry cargo disposal program) was not significantly different in 1998 compared with 1997. The balance of the 1998 decline was attributable to a reduction in income from vessel operations of the U.S. flag fleet, reflecting the lay-up of two small crude tankers (both of which were sold near the end of 1998) and two small U.S. flag dry cargo ships for substantial portions of 1998; whereas only one vessel in the U.S. flag fleet experienced a modest number of lay-up days in 1997. The U.S. flag crude tanker fleet had 400 fewer operating days (including the effect of vessels undergoing drydockings) in 1998 than in 1997.

Since late December 1996, the Company's U.S. flag car carrier has received $2,100,000 per year under the U.S. Maritime Security Program, which continues through 2005, subject to annual Congressional appropriations.

Voyage expenses, such as fuel and port costs, are paid by the vessel owner under a voyage charter and by the charterer under a time charter. Revenues and expenses in both the foreign flag and U.S. flag fleets for each of 1999 and 1998 reflect an increase in the proportion of voyage charters to time charters compared with the respective prior year.

Equity in Results of Bulk Shipping Joint Ventures

As part of the 1998 reserve taken in connection with planned vessel dispositions, the Company recorded a provision of approximately $5,900,000 ($3,800,000 after tax) to reduce to estimated realizable value its proportionate share of the carrying amounts of certain vessels that were held in joint ventures and scheduled for disposal in 1999; this provision was reflected in the 1998 results of bulk shipping joint ventures. All of these vessels were sold in 1999, resulting in an aggregate gain of approximately $3,200,000. The Company's share of such gain, approximately $1,600,000 on a pre-tax basis, is reflected in the 1999 results of bulk shipping joint ventures.

Other Income

Interest income in 1999 includes approximately $3,700,000 related to a federal income tax refund, which covered open years through 1995, received in the fourth quarter.

Interest Expense

Interest expense decreased by approximately $16,900,000 in 1999 compared with 1998. Approximately $2,800,000 of this decrease was attributable to a reduction in the average amount of debt outstanding that was achieved despite $161,000,000 of progress payments made in 1999 in connection with the Company's vessel construction program. Such reduction reflects the application of the proceeds of approximately $170,000,000 from the sale and leaseback transaction referred to above under Significant Events, and $180,000,000, net of taxes, from the sale of 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock in the first quarter of 1998 and gross proceeds of approximately $120,000,000 ($67,000,000 in 1999 and $53,000,000 in 1998) from the sale of eight older tankers held for disposal at year-end 1999 and the vessels included in the dry cargo disposal program. Interest expense is net of amounts capitalized in connection with vessel construction of $10,600,000 in 1999 and $3,000,000 in 1998. In addition, during 1999, the Company repurchased 8.75% Debentures and 8% Notes, with an aggregate principal amount of $23,875,000 and, in the fourth quarter of 1998, refinanced $310,000,000 of Unsecured Senior Notes with coupons averaging 8.7%, by borrowing under its revolving credit agreement. Such refinancing and repurchases of Senior Notes reduced annual interest costs by approximately $5,400,000 (based on amounts outstanding and effective interest rates at the time of the respective transactions), which accounted for the balance of the 1999 expense decrease.

Interest expense decreased in 1998 from 1997 as a result of a substantial decrease in the average amount of debt outstanding, reflecting the reduction of debt through application of the cash proceeds of $120,000,000 from the sale of the Company's investment in Celebrity Cruise Lines Inc. in July 1997, the proceeds of approximately $180,000,000 from the sale of RCCL common stock referred to above and gross proceeds of $53,000,000 from the sale of vessels included in the Company's dry bulk disposal program. Interest expense was reduced by $3,000,000 in 1998 and by $1,300,000 in 1997, as a result of interest capitalized in connection with vessel construction.

Interest expense in 1999, 1998 and 1997 reflects $1,500,000, $4,000,000 and $4,300,000, respectively, of net benefits from the interest rate swaps referred to below in Liquidity and Sources of Capital.

Provision for Federal Income Taxes

The income tax provisions in 1999 and 1997 and the tax credit in 1998 were based on pretax income or loss, adjusted to reflect items that are not subject to tax and the dividends received deduction. The tax provision in 1999 reflects the release of approximately $300,000 of reserves in connection with the settlement of federal tax audits covering open years through 1996. The 1998 credit and the 1997 provision for federal income taxes include approximately $1,000,000 and $2,000,000, respectively, of tax on previously untaxed cruise earnings.

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

Liquidity and Sources of Capital

Working capital at December 31, 1999 was approximately $76,000,000 compared with $48,000,000 at year-end 1998 and $94,000,000 at year-end 1997. The amounts for 1998 and 1997 reflect the reclassification of certain items made to conform to the 1999 financial statement presentation. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $182,000,000 at December 31, 1999. Net cash provided by operating activities approximated $37,000,000 in 1999, $56,000,000 in 1998 and $60,000,000 in 1997. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet financial requirements in 2000.

The Company has an unsecured long-term credit facility of $600,000,000, of which $435,000,000 was used at December 31, 1999, and an unsecured short-term credit facility of $30,000,000, of which $22,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. The cash received from the sale and leaseback transaction referred to under Significant Events was used to reduce amounts outstanding under the long-term revolving credit facility. The payments required under the operating leases will reduce net cash provided by operating activities (see Note O1). The Company finances vessel additions primarily with cash provided by operating activities, long-term borrowings and capital lease obligations. Long-term borrowings incurred in 1999, 1998 and 1997 aggregated approximately $64,000,000, $105,000,000 and $38,000,000, respectively.

The Company has used interest rate swaps to effectively convert a portion of its debt, including capital lease obligations, either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from late 2000 to 2008. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $75,000,000 for such foreign currency from 2000 through 2004.

In 1999, 1998 and 1997, cash used for vessel additions approximated $177,000,000, $19,000,000 and $91,000,000, respectively, excluding additions financed by long-term borrowings. As of December 31, 1999, the Company has commitments for the construction of eight double-hulled foreign flag tankers for delivery between early 2000 and early 2002, with an aggregate unpaid cost of approximately $126,400,000; long-term financing arrangements exist for approximately $25,000,000 of such remaining unpaid costs. Unpaid costs are net of progress payments and prepayments, which are covered by refundment guaranties from major U.S. insurance companies.

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

The following tables provide information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. Additionally, the Company has assumed that its fixed income securities are similar enough to aggregate those securities for presentation purposes. For interest rate swaps, the tables present notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts.

Interest Rate Sensitivity

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

						Beyond		Fair Value at
At December 31, 1999	2000	2001	2002	2003	2004	2004	Total	Dec. 31, 1999

Assets
Fixed income securities	$0.8	$1.9	$2.8	$6.3	$5.4	$43.5	$60.7	$60.7
Average interest rate	6.2%	6.2%	6.2%	6.2%	6.7%	6.4%

Liabilities
Long-term debt and capital lease
obligations, including current portion:
Fixed rate	$8.8	$8.8	$6.6	$91.9	$3.9	$132.7	$252.7	$236.9
Average interest rate	10.1%	10.1%	9.8%	8.1%	10.0%	9.2%

Variable rate	$6.1	$12.8	$468.8	$11.8	$11.8	$78.2	$589.5	$589.5
Average spread over LIBOR	0.82%	0.86%	0.70%	0.89%	0.89%	0.96%

Interest Rate Swaps Related to Debt
Pay variable*/receive fixed	$40.0			$150.0		$50.0	$240.0	$(7.3)
Average receive rate	6.0%			6.1%		6.4%
	.
Pay fixed/receive variable*	$17.2	$19.5	$150.8	$19.5	$11.8	$78.3	$297.1	$13.4
Average pay rate	6.6%	6.3%	5.2%	6.3%	5.9%	5.6%

						Beyond		Fair Value at
At December 31, 1998	1999	2000	2001	2002	2003	2003	Total	Dec. 31, 1998

Assets
Fixed income securities		$0.8	$1.5	$3.8	$7.4	$44.8	$58.3	$58.3
Average interest rate		6.2%	6.2%	5.6%	6.0%	6.8%

Liabilities
Long-term debt and capital lease
obligations, including current portion:
Fixed rate	$11.1	$9.1	$8.8	$6.6	$106.9	$145.5	$288.0	$290.2
Average interest rate	9.5%	10.2%	10.1%	9.8%	8.1%	9.2%

Variable rate	$13.3	$17.2	$19.5	$410.8	$19.5	$90.0	$570.3	$570.3
Average spread over LIBOR	0.53%	0.72%	0.87%	0.52%	0.87%	1.28%

Interest Rate Swaps Related to Debt
Pay variable*/receive fixed		$40.0			$150.0	$50.0	$240.0	$9.3
Average receive rate		6.0%			6.1%	6.4%

Pay fixed/receive variable*	$13.3	$17.2	$19.5	$327.9	$19.5	$90.0	$487.4	$(3.8)
Average pay rate	6.9%	6.6%	6.3%	5.2%	6.3%	5.6%
*LIBOR

In August 1999, the Company used the net proceeds received from the sale and leaseback transaction to reduce variable rate debt maturing in 2002 by approximately $170,000,000. The floating-to-fixed interest rate swaps, also maturing in 2002, that were designated as hedges against such debt, were also terminated.

Update on Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed the remediation and testing of its computer supported operational activities and shore-based hardware and applications. As a result of those planning and implementation efforts, the Company experienced no disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The costs associated with Year 2000 compliance activities were not material to the Company's financial position and such costs were expensed as incurred. The Company is not aware of any material problems resulting from Year 2000 issues. The Company will continue to monitor its computer applications, and those of its service providers and others whose Year 2000 compliance is critical to the Company, throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS
Years ended December 31, 1999, 1998, and 1997	Page

Consolidated Balance Sheets at December 31, 1999 and 1998

Consolidated Statements of Operations for the Years Ended
December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

Report of Independent Auditors

30 31 32 33 34 57

Consolidated Balance Sheets
Overseas Shipholding Group, Inc. and Subsidiaries

In thousands at December 31,	1999	1998*

Assets
Current Assets:
Cash, including interest-bearing deposits of $53,451 and $46,494	$ 56,727	$ 51,005
Investments in marketable securities - Note F	32,266	10,684
Voyage receivables	12,492	15,285
Other receivables	5,964	18,500
Prepaid expenses	13,534	9,137

Total Current Assets	120,983	104,611
Capital Construction Fund - Notes F and J	181,933	176,154
Vessels, at cost, less accumulated depreciation - Notes A3, G and O1	1,188,348	1,130,397
Vessels Under Capital Leases, less accumulated amortization - Notes A4 and O1	49,165	54,543
Vessels Held for Disposal, at estimated fair value - Note M	-	44,170
Investments in Bulk Shipping Joint Ventures - Note E	75,914	91,942
Other Assets - Note A3	104,602	93,698

	$ 1,720,945	$ 1,695,515

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$ 3,073	$ 5,800
Sundry liabilities and accrued expenses - Note N2	26,388	25,346
Federal income taxes, including deferred income taxes of $300 and $1,400 - Note J	800	1,400

	30,261	32,546
Current installments of long-term debt - Note G	9,870	20,194
Current obligations under capital leases - Note O1	5,077	4,244

Total Current Liabilities	45,208	56,984
Advance Time Charter Revenues	3,110	6,412
Long-term Debt - Notes G and O1	755,904	757,126
Obligations Under Capital Leases - Note O1	71,468	76,767
Deferred Federal Income Taxes ($77,877 and $69,384)
and Deferred Credits - Notes J and O1	184,197	90,604
Shareholders' Equity - Notes G, J and P:
Common stock	39,591	39,591
Paid-in additional capital	96,156	96,156
Retained earnings	618,453	625,132

	754,200	760,879
Cost of treasury stock	81,098	41,869

	673,102	719,010
Accumulated other comprehensive income/(loss)	(12,044)	(11,388)

Total Shareholders' Equity	661,058	707,622
Commitments, Leases and Other Comments - Notes N and O

	$ 1,720,945	$ 1,695,515

See notes to financial statements.
*See Note A1.

Consolidated Statements of Operations
Overseas Shipholding Group, Inc. and Subsidiaries

In thousands, except per share amounts, for the year ended December 31,	1999	1998*	1997*

Net Shipping Revenues:
Revenues from voyages - Note B	$ 350,545	$ 412,384	$ 477,950
Voyage expenses - Note H	97,328	85,865	97,580

	253,217	326,519	380,370

Shipping Expenses:
Vessel, including time charter hire expense	132,688	168,483	194,984
Depreciation of vessels and amortization of capital leases	57,855	70,806	77,940
General and administrative - Note H	39,308	46,180	44,944

	229,851	285,469	317,868

Income from Vessel Operations	23,366	41,050	62,502
Equity in Results of Bulk Shipping Joint Ventures - Note E	7,132	(3,600)	3,109

Operating Income	30,498	37,450	65,611
Equity in Results of Cruise Business - Note D	-	-	3,712
Other Income (Net) - Note K	21,870	32,312	41,945

	52,368	69,762	111,268
Interest Expense	45,257	62,200	82,983

	7,111	7,562	28,285
Gain on Sale of Investment in Cruise Business - Note D	-	42,288	21,576
Gain Resulting from Public Offering of Shares by Royal Caribbean
Cruises Ltd. - Note D	-	-	7,842
Gain/(Provision for Loss) on Planned Vessel Dispositions - Note M	12,404	(85,072)	(26,536)

Income/(Loss) before Federal Income Taxes and Extraordinary Gain/(Loss)	19,515	(35,222)	31,167
Provision/(Credit) for Federal Income Taxes - Note J	6,213	(10,950)	12,150

Net Income/(Loss) before Extraordinary Gain/(Loss)	13,302	(24,272)	19,017
Extraordinary Gain/(Loss) on Early Extinguishment of Debt, net of
(income taxes)/tax benefit of $(787) and $7,350 - Note G	1,462	(13,648)	-

Net Income/(Loss)	$ 14,764	$ (37,920)	$ 19,017

Per Share Amounts - Note P:
Basic and diluted net income/(loss) before extraordinary gain/(loss)	$ 0.37	$ (0.66)	$ 0.52
Extraordinary gain/(loss)	$ 0.04	$ (0.37)	-
Basic and diluted net income/(loss)	$ 0.41	$ (1.03)	$ 0.52
Cash dividends declared and paid	$ 0.60	$ 0.60	$ 0.60

See notes to financial statements.
* See Note A1.

Consolidated Statements of Cash Flows
Overseas Shipholding Group, Inc. and Subsidiaries

In thousands for the year ended December 31,	1999	1998		1997

Cash Flows from Operating Activities:
Net income/(loss)	$14,764	$(37,920)		$19,017
Items included in net income/(loss) not affecting cash flows:
Depreciation of vessels and amortization of capital leases	57,855	70,806		77,940
Amortization of deferred gain on sale and leaseback	(6,674)	-		-
(Gain)/provision for loss on planned vessel dispositions	(12,404)	85,072		26,536
(Gain) resulting from public offering of shares by
Royal Caribbean Cruises Ltd.	-	-		(7,842)
Provision/(credit) for deferred federal income taxes	7,668	(32,530)		10,550
Equity in results of cruise business	-	-		(3,712)
Equity in results of bulk shipping joint ventures	(7,132)	3,600		(3,143)
Other - net	(13,421)	1,897		(4,779)
Items included in net income/(loss) related to investing and financing activities:
(Gain) on sale of investment in cruise business	-	(42,288)		(21,576)
(Gain) on sale of securities - net	(1,884)	(21,789)		(31,493)
(Gain)/loss on disposal of other vessels	(1,824)	1,288		588
Extraordinary (gain)/loss on early extinguishment of debt	(2,249)	20,998		-
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	18,344	(360)		324
Net change in prepaid items, accounts payable and sundry
liabilities and accrued expenses	(12,708)	8,543		(2,295)
(Decrease) in advance time charter revenues	(3,302)	(1,021)		(261)

Net cash provided by operating activities	37,033	56,296		59,854

Cash Flows from Investing Activities:
Proceeds from sale of investment in cruise business	-	198,474		120,050
Purchases of marketable securities	(23,309)	(836)	(b)	(110,615)
Proceeds from sales of marketable securities	3,847	29,490		104,458
Purchases of vessels under capital leases (a)	-	(7,700)		(4,719)
Additions to vessels, including $173,056 (1999), $3,811 (1998) and $64,731 (1997)
related to vessels under construction (c)	(177,334)	(11,376)		(86,688)
Proceeds from sale and leaseback	169,949	-		-
Proceeds from sale of vessels held for disposal	53,043	47,306		3,215
Proceeds from disposal of other vessels	-	2,527		9,085
Distributions from bulk shipping joint ventures	23,222	-		-
Purchase of minority interest	-	-		(5,102)
Purchases of other investments	(1,849)	(1,838)		(7,490)
Proceeds from dispositions of other investments	3,072	1,754		2,686
Other - net	(7,517)	(5,950)		133

Net cash provided by investing activities	43,124	251,851		25,013

Cash Flows from Financing Activities:
Purchases of treasury stock	(39,229)	-		-
Issuance of long-term debt (c)	64,000	-		-
Payments on long-term debt and obligations under capital leases	(77,800)	(349,101)		(68,623)
Cash dividends paid	(21,443)	(22,076)		(21,870)
Issuance of common stock upon exercise of stock options	-	-		8,449
Other - net	37	840		1,252

Net cash used in financing activities	(74,435)	(370,337)		(80,792)

Net increase/(decrease) in cash	5,722	(62,190)		4,075
Cash, including interest-bearing deposits, at beginning of year	51,005	113,195		109,120

Cash, including interest-bearing deposits, at end of year	$56,727	$51,005		$113,195

(a) Excludes $7,906 (1998) and $9,052 (1997), representing the outstanding principal balance of debt assumed in connection with the purchases of vessels under capital leases.
(b) Excludes $4,083, representing the carrying amount of 131,400 shares of Royal Caribbean Cruises Ltd. ("RCCL") retained and reclassified upon sale of 3,650,000 shares of RCCL.
(c) Net of $104,884 (1998) and $38,000 (1997) of secured debt in connection with the construction of vessels.

See notes to financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Overseas Shipholding Group, Inc. and Subsidiaries
						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
Dollars in thousands	Stock*	Capital	Earnings	Shares	Amount	Income/(Loss)	Total

Balance at December 31, 1996	$39,591	$93,725	$687,981	3,355,390	$(49,210)	$(2,649)	$769,438
Net Income			19,017				19,017
Other Comprehensive Income, net of tax:
Net unrealized gains on available-
for-sale securities**						3,297	3,297
Comprehensive Income							22,314
Cash Dividends Declared and Paid			(21,870)				(21,870)
Options Exercised		959		(557,194)	7,491		8,450
Tax Benefit Related to Options Exercised		1,465					1,465

Balance at December 31, 1997	39,591	96,149	685,128	2,798,196	(41,719)	648	779,797
Net (Loss)			(37,920)				(37,920)
Other Comprehensive (Loss), net of tax:
Net unrealized losses on available-
for-sale securities**						(12,036)	(12,036)
Comprehensive (Loss)							(49,956)
Cash Dividends Declared and Paid			(22,076)				(22,076)
Common Stock Acquired				13,700	(188)		(188)
Options Exercised		7		(2,834)	38		45

Balance at December 31, 1998	39,591	96,156	625,132	2,809,062	(41,869)	(11,388)	707,622
Net Income			14,764				14,764
Other Comprehensive (Loss), net of tax:
Net unrealized losses on available-
for-sale securities**						(656)	(656)
Comprehensive Income							14,108
Cash Dividends Declared and Paid			(21,443)				(21,443)
Common Stock Acquired				3,109,400	(39,229)		(39,229)

Balance at December 31, 1999	$39,591	$96,156	$618,453	5,918,462	$(81,098)	$(12,044)	$661,058

* Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
** Net of realized gains included in net income/(loss) of $1,996 (1999), $13,548 (1998) and $19,650 (1997).

See notes to financial statements.

Note A - Summary of Significant Accounting Policies:

  The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc. and its subsidiaries ("Company" or "OSG"). All subsidiaries are wholly owned. Significant intercompany items and transactions have been eliminated in consolidation. Investments in joint ventures are stated at the Company's cost thereof adjusted for its proportionate share of the undistributed operating results of such companies.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The statements of operations for 1998 and 1997, and the balance sheet for 1998 have been reclassified to conform with the 1999 presentation of certain items.

  As required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," only interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash.

  Vessels include vessels under construction aggregating $281,751,000 and $108,695,000 at December 31, 1999 and 1998, respectively (see Note N1).

  Depreciation of vessels is computed for financial reporting purposes based on cost, less estimated salvage value, by the straight-line method primarily using a vessel life of 25 years. Accumulated depreciation was $368,745,000 and $340,617,000 at December 31, 1999 and 1998, respectively (see Note M).

  Expenditures for maintenance and repairs incurred during a drydocking are deferred and amortized on a straight-line basis over the period until the next scheduled drydocking. Such amortization, which is included in vessel expenses in the accompanying statements of operations, amounted to $18,005,000 (1999), $19,525,000 (1998) and $21,404,000 (1997). The unamortized portion of deferred drydocking expenditures, which is included in other assets in the accompanying balance sheets, was $25,846,000 and $20,227,000 at December 31, 1999 and 1998, respectively.

  Certain subsidiaries have bareboat charters-in on vessels that are accounted for as capital leases. Amortization of capital leases is computed by the straight-line method over 22 or 25 years, representing the terms of the leases (see Note O1). Accumulated amortization was $72,925,000 and $67,547,000 at December 31, 1999 and 1998, respectively.

  Time charters and bareboat charters that are operating leases are reported on the accrual basis. Voyage charters are reported on the completed voyage basis.

  Interest costs incurred during the construction of vessels (until the vessel is complete and ready for its intended use) are capitalized. Interest capitalized aggregated $10,614,000 (1999), $3,035,000 (1998) and $1,326,000 (1997). Interest paid amounted to $45,858,000 (1999), $66,451,000 (1998) and $82,898,000 (1997), excluding capitalized interest.

  The Company's investments in marketable securities are classified as available-for-sale and are carried at market value. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss). The classification of investments in marketable securities in the accompanying balance sheets reflects management's view with respect to the portfolio's availability for use in current operations. The 1998 classification has been adjusted to conform to the 1999 presentation.

  Amounts receivable or payable under interest rate swaps (designated as hedges against certain existing debt and capital lease obligations - see Note G) are accrued and reflected as adjustments of interest expense. Such receivables or payables are included in other receivables or sundry liabilities and accrued expenses, respectively. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the remaining term of the hedged debt.

  Changes in the value of currency swaps (designated as hedges against contracted future charter revenues receivable in a foreign currency) are deferred and are offset against corresponding changes in the value of the charter hire, over the related charter periods (see Note O2). Any gain or loss realized upon the termination of foreign currency swaps would be recognized as an adjustment of voyage revenues over the remaining term of the related charter.

  In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock. The exercise price for stock options granted to employees and non-employee directors equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense.

Note B - Business and Segment Reporting:

The Company is principally engaged in the ocean transportation of liquid and dry bulk cargoes in both the worldwide markets and the self-contained U.S. markets through the ownership and operation of a diversified fleet of bulk cargo vessels. The bulk shipping industry has many markets that have distinct characteristics and are subject to different market forces. The primary markets for individual vessels are determined to a large degree by their types, sizes and flags. Unlike container or liner ships, which the Company does not own, bulk vessels are not bound to specific ports or schedules and, therefore, can respond to market opportunities by moving between trades and geographical areas. The Company's subsidiaries charter their vessels to commercial shippers and U.S. and foreign governmental agencies primarily on time and voyage charters and occasionally on bareboat charters (see Note O2).

The Company has five reportable segments: foreign flag crude tankers, products carriers and dry bulk carriers, and U.S. flag tankers, including products carriers, and dry bulk carriers. Segment results are evaluated based on income from vessel operations before corporate general and administrative expenses. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company's consolidated financial statements.

Information about the Company's reportable segments for the three years ended December 31, 1999 follows:

In thousands	Foreign flag				U. S. flag
1999	Crude tankers		Products carriers	Dry bulk carriers	Tankers, including products carriers		Dry bulk carriers	All other***	Totals
Shipping Revenues	$169,103		$44,626	$9,739	$82,499		$37,475	$7,103	$350,545
Depreciation and amortization	33,023		7,200	3,932	10,632		2,057	1,011	57,855
Income/(loss) from vessel operations	10,250	**	(639)	(5,220)	21,259		3,654	3,020	32,324	*
Gain on planned vessel dispositions				12,404					12,404
Equity in results of bulk shipping joint ventures	4,336			1,040	1,750			6	7,132
Total assets at December 31, 1999	1,069,871		117,255	92,727	70,280	****	17,705	17,070	1,384,908
Investments in bulk shipping joint ventures at
December 31, 1999	72,329			395	1,787			1,403	75,914
Expenditures for vessels	174,214		2,339		519		262		177,334

1998
Shipping Revenues	207,440		54,088	10,141	119,889		13,706	7,120	412,384
Depreciation and amortization	36,423		8,777	3,716	19,128		1,751	1,011	70,806
Income/(loss) from vessel operations	36,668	**	4,004	(5,859)	19,881		(2,937)	2,998	54,755	*
Provision for loss on planned vessel dispositions	(10,749)		(6,908)	(65,400)	(2,015)				(85,072)
Equity in results of bulk shipping joint ventures	(2,959)			(1,058)				417	(3,600)
Total assets at December 31, 1998	937,700		129,006	130,322	149,123		15,020	18,826	1,379,997
Investments in bulk shipping joint ventures at
December 31, 1998	81,968			8,077				1,897	91,942
Expenditures for vessels, including purchases of
vessels under capital leases	108,611		1,420		13,263		666		123,960

1997
Shipping Revenues	213,374		64,556	46,807	130,364		15,877	6,972	477,950
Depreciation and amortization	34,269		9,341	13,556	17,918		1,850	1,006	77,940
Income/(loss) from vessel operations	43,097	**	8,776	(5,023)	26,067		(2,306)	3,145	73,756	*
Provision for loss on planned vessel dispositions				(26,536)					(26,536)
Equity in results of bulk shipping joint ventures	3,245			350				(486)	3,109
Total assets at December 31, 1997	883,145		139,473	243,451	188,387		17,045	20,939	1,492,440
Investments in bulk shipping joint ventures at
December 31, 1997	85,232			8,830				1,480	95,542
Expenditures for vessels, including purchases of
vessels under capital leases	58,486		140	50,975	19,696			110	129,407
Purchase of minority interest					5,102				5,102

*

Segment totals are before corporate general and administrative expenses, investment income and interest expense, but after allocation of vessel related overhead ($30,350 in 1999, $32,475 in 1998 and $33,690 in 1997), which has been calculated in a consistent manner in all periods.

**						Includes the net earnings from a vessel chartered-in until 2005 and chartered out for the same period.
***						Consists principally of certain U. S. flag non-tanker tonnage.
****

The decrease from December 31, 1998 reflects the sale and leaseback under operating leases of five U. S. flag tankers (see Note O1) and the reclassification of another old tanker (held for disposal at year-end 1998) that participated in the U. S. grain trade program for all of 1999 to U. S. flag dry bulk carriers.

Reconciliations of total assets of the segments to amounts included in the balance sheets follow:

In thousands at December 31,	1999	1998	1997

Total assets of all segments	$1,384,908	$1,379,997	$ 1,492,440
Corporate cash and securities,
including capital construction fund	270,526	237,520	302,383
Other unallocated amounts, including
investment in cruise business
in 1997	65,511	77,998	228,401

Consolidated total assets	$1,720,945	$1,695,515	$ 2,023,224

Certain additional information about the Company's operations for the three years ended December 31, 1999 follows:
In thousands	Consolidated	Foreign flag	*	U. S. flag

1999
Shipping revenues	$ 350,545	$ 223,468		$127,077

Vessels and vessels under capital leases
at December 31, 1999	1,237,513	1,160,495	**	77,018

1998
Shipping revenues	412,384	271,669		140,715

Vessels and vessels under capital leases
at December 31, 1998***	1,229,110	1,069,704	**	159,406

1997
Shipping revenues	477,950	324,737		153,213

Vessels and vessels under capital leases
at December 31, 1997***	$ 1,308,125	$1,132,248		$175,877

*	Principally Marshall Islands as of December 31, 1999.
**	Includes vessels under construction of $281,751 (1999) and $108,695 (1998).
***	Includes vessels held for disposal.

The Company had one charterer (a major oil company) during the above periods from which revenues exceeded 10% of revenues from voyages. Revenues from such charterer amounted to $35,193,000 in 1999, $98,625,000 in 1998 and $118,012,000 in 1997. The decrease in 1999 reflects the conversion of long-term time charters on five U. S. flag tankers to bareboat charters to Alaska Tanker Company (see Note E) in the second quarter.

See Note J for information relating to taxation of income and undistributed earnings of foreign companies.

Note C - Assets and Liabilities of Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the United States) subsidiaries, whose operations are principally conducted in U.S. dollars, follows:

In thousands at December 31,	1999	1998	*

Current assets	$ 26,179	$ 22,536
Vessels, net and, in 1998, vessels held for disposal	1,132,973	1,023,139
Other assets	105,759	117,325

	1,264,911	1,163,000

Current installments of long-term debt, including
intercompany of $66,800 and $33,400	76,670	44,024
Other current liabilities	13,487	13,697

Total current liabilities	90,157	57,721
Long-term debt (including inter-
company of $133,600 and $200,400)
and deferred credits, etc.	425,388	356,373

	515,545	414,094

Net assets	$ 749,366	$ 748,906

* See Note A1.

Note D - Investment in Cruise Business:

In July 1997, the Company sold its 49% ownership interest in Celebrity Cruise Lines Inc. ("CCLI"), a joint venture that owned and operated cruise vessels, for $120,050,000 in cash and approximately 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock, representing approximately 5% of RCCL's then outstanding common shares. The Company recognized a gain on the sale of $21,576,000 (approximately $12,100,000 after tax, including $2,000,000 of tax on previously untaxed CCLI earnings).

The Company accounted for its ownership of RCCL common stock (which included approximately 131,000 shares held as available-for-sale securities prior to the aforementioned transaction) as an investment in a corporate joint venture, using the equity method of accounting.

In September 1997, RCCL sold approximately 9,354,000 shares in a public offering at a net price per share that was substantially above RCCL's book value per share after giving effect to the offering. Accordingly, the Company recognized a gain of $7,842,000 ($5,100,000 after tax), representing an increase in its share of RCCL's shareholders' equity.

In March 1998, the Company recognized a gain of $42,288,000 ($26,500,000 after tax, including $1,000,000 of tax on previously untaxed RCCL earnings) from the sale of the above mentioned 3,650,000 shares of RCCL common stock.

The Company applied the net proceeds from the disposition of its investment in the cruise business, approximately $300,000,000, to reduce amounts outstanding under its long-term credit facility.

The Company's equity in the results of cruise business in 1997 reflects its share of the results of CCLI through June 30 and of RCCL thereafter, and is before interest expense of approximately $12,700,000, estimated to have been incurred by the Company in connection with the funding of such investment.

Note E - Bulk Shipping Joint Ventures:

In the first quarter of 1999, the Company, BP Amoco p.l.c. ("BP Amoco") and Keystone Shipping Company ("Keystone") successfully completed the formation of Alaska Tanker Company ("ATC"). ATC, which is owned 37.5% by the Company, 37.5% by Keystone and 25% by BP Amoco, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. ATC currently manages the vessels carrying BP Amoco's Alaskan crude oil, including five of the Company's vessels. The long-term charters to BP Amoco covering these five vessels were converted in the second quarter to bareboat charters to ATC, with BP Amoco guarantees, through their expiry dates (2005/2006 for four of these vessels and 2003 for the other) under the U. S. Oil Pollution Act of 1990 ("OPA 90"). In addition, each member in ATC is entitled to receive its respective share of any incentive charter hire payable, if certain conditions are met, by BP Amoco to ATC. Hire under the bareboat charters out is included in revenue from voyages and the Company's share of incentive charter hire received by ATC is included in equity in results of bulk shipping joint ventures in the accompanying statements of operations.

Certain other subsidiaries have investments in bulk shipping joint ventures, which are 50%-owned, except one small venture that is 49%-owned. A condensed summary of these combined assets and liabilities and results of operations of these bulk shipping joint ventures follows:

In thousands at December 31,	1999	1998

Cash ($27,247 and $49,678) and other current assets	$ 29,457	$ 55,171
Vessels, net	160,912	178,592
Other assets (including $1,087 and $1,197
due from owners)	2,028	3,571

	192,397	237,334

Current installments of long-term debt	7,500	7,500
Other current liabilities	2,953	4,396

Total current liabilities	10,453	11,896
Long-term debt	33,750	41,250

	44,203	53,146

Net assets (principally undistributed
net earnings)	$ 148,194	$ 184,188

In thousands for the year
ended December 31,	1999	1998	1997

Revenue, primarily from
voyages (including $18,511, $23,291,
and $35,304 from vessels
chartered to owners)	$ 43,667	$ 55,211	$ 49,892
Costs and expenses	32,861	64,856*	43,733

Net income/(loss)	$ 10,806	$ (9,645)	$ 6,159

* Includes a provision of approximately $14,255 (1998) for loss on vessels disposed of subsequent to year-end.

Note F - Investments in Marketable Securities:

Certain information concerning the Company's marketable securities (including securities in the Capital Construction Fund), which consist of available-for-sale securities, follows:

				Approximate
				market and
In thousands		Gross unrealized		carrying
at December 31,	Cost	Gains	Losses	amount

1999
Equity securities	$111,588	$ 1,174	$ 16,993	$ 95,769
U. S. Treasury securities and
obligations of U. S. government
agencies	5,712	17	104	5,625
Mortgage-backed securities	30,771	-	1,181	29,590
Other debt securities	26,779	-	1,332	25,447

	$174,850	$ 1,191	$ 19,610	$ 156,431

1998
Equity securities	$ 89,064	$ 2,311	$ 20,597	$ 70,778
U. S. Treasury securities and
obligations of U. S. government
agencies	36,158	490	44	36,604
Mortgage-backed securities	9,408	92	-	9,500
Other debt securities	11,921	273	13	12,181

	$146,551	$ 3,166	$ 20,654	$ 129,063

At February 21, 2000, the aggregate market quotation of the above marketable securities was approximately $144,900,000.

The cost and approximate market value of debt securities held by the Company as of December 31, 1999, by contractual maturity, follow:

		Approximate
In thousands	Cost	market

Due in one year or less	$ 750	$ 750
Due after one year through five years	11,773	11,493
Due after five years through ten years	8,648	8,171
Due after ten years	11,320	10,658

	32,491	31,072
Mortgage-backed securities	30,771	29,590

	$ 63,262	$ 60,662

Note G - Debt:

Long-term debt, exclusive of current installments, follows:
In thousands at December 31,	1999	1998

Unsecured Revolving Credit Agreement
with banks	$457,000	$ 393,000
8.75% Debentures due 2013, net of
unamortized discount of $191 and $225	84,784	93,525
8% Notes due 2003, net of unamortized
discount of $80 and $118	84,820	99,882
Floating rate secured Term Loans, due
through 2008	102,046	135,818
Floating rate unsecured Promissory Note,
due through 2005	24,350	28,250
Other	2,904	6,651

	$755,904	$ 757,126

The Revolving Credit Agreement, as amended, provides for borrowings of up to $600,000,000 on a revolving credit basis through August 2002, at which time any outstanding balance is due. As of December 31, 1999, interest was at the rate of .70% above the London interbank offered rate ("LIBOR"). The Company also has an interest rate option related to the money market or prime rates.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including if any of the financial covenants contained in certain of such agreements are not met. The most restrictive of these covenants requires the Company to maintain net worth as of December 31, 1999 of approximately $635,000,000 (increasing quarterly by an amount related to net income).

The Company has used interest rate swaps to effectively convert a portion of its debt, including capital lease obligations, either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. As of December 31, 1999, the Company is a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $240,000,000, pursuant to which it pays LIBOR (6.0% to 6.1% as of December 31, 1999, for a term equal to the swaps' reset frequency) and receives fixed rates ranging from 5.9% to 6.4% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $297,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 2000 to 2008.

During 1999, the Company repurchased 8.75% Debentures and 8% Notes with an aggregate principal amount of $23,875,000 at a $2,249,000 discount. Such discount has been reported in the Company's statement of operations as an extraordinary gain.

During the fourth quarter of 1998, the Company repurchased Unsecured Senior Notes, due from 2000 through 2013 with coupons averaging 8.7%, with an aggregate principal amount of $310,000,000 at a $21,000,000 premium net of gains from the termination of related interest rate swaps (fixed rate interest on the Unsecured Senior Notes had been converted to a floating rate basis by these interest rate swaps). The premium net of the swap termination gain has been reported in the Company's statement of operations as an extraordinary charge. The Company borrowed the amount needed for the purchase under its Revolving Credit Agreement, effectively reducing interest by approximately $5,000,000 per year, based on the interest rates and the amount of notes outstanding at the time of the transaction.

Approximately 16% of the net book amount of the Company's vessels, including vessels under construction and vessels under capital leases, representing four foreign flag and four U.S. flag vessels, is pledged as collateral for certain long-term debt.

The aggregate annual principal payments required to be made on long-term debt for the five years subsequent to December 31, 1999 are $9,870,000 (2000), $15,765,000 (2001), $468,766,000 (2002), $98,586,000 (2003) and $11,766,000 (2004) .

The Company also has a $30,000,000 committed short-term line of credit facility with a bank, of which $22,000,000 was used as of December 31, 1999. Such amount has been classified as long-term and is included in the $457,000,000 in the above table since it is expected to be refinanced under the Revolving Credit Agreement.

Note H - Agency Fees and Brokerage Commissions:

On October 30, 1998, the Company assumed direct management and operation of its bulk shipping fleet, terminating its arrangements (see below), by mutual consent, with Maritime Overseas Corporation ("Maritime"). The Company employed the staff of Maritime, acquired certain employee benefit plan assets and assumed related obligations of Maritime, and acquired certain of Maritime's other assets for consideration that was not material.

All subsidiaries with vessels and certain joint ventures were parties to agreements with Maritime that provided, among other matters, for Maritime and its subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and its subsidiaries received specified compensation. General and administrative expenses include $26,263,000 (January 1 to October 30, 1998) and $33,690,000 (1997) of such agency fees. Voyage expenses include $4,859,000 (January 1 to October 30, 1998) and $6,012,000 (1997) of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year was limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $1,014,000 [January 1 to October 30, 1998] and $1,110,000 [1997]). Maritime was owned by a director of the Company; directors or officers of the Company constituted all four of the directors and the majority of the principal officers of Maritime until October 1998, at which time the owner of Maritime became its sole director, and officers of the Company resigned as officers of Maritime in connection with the transaction referred to in the preceding paragraph.

Note I - Disclosures About Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and interest-bearing deposits - The carrying amount reported in the balance sheet for interest-bearing deposits approximates its fair value.

Investment securities - The fair value for marketable securities is based on quoted market prices or dealer quotes.

Debt, including capital lease obligations - The carrying amounts of the borrowings under the Revolving Credit Agreement and the other floating rate loans approximate their fair value. The fair values of the Company's fixed rate debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

Interest rate swaps - The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Foreign currency swaps - The fair value of foreign currency swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Estimated fair value of the Company's financial instruments follows:

In thousands at December 31,	Carrying amount 1999	Fair value 1999	Carrying amount 1998	Fair value 1998

Financial assets
(liabilities)
Cash and interest bearing deposits	$56,727	$56,727	$51,005	$51,005
Interest-bearing deposits in
capital construction fund	57,768	57,768	57,775	57,775
Investments in marketable securities	156,431	156,431	129,063	129,063
Debt, including capital lease
obligations	(842,319)	(826,404)	(858,331)	(860,480)
Interest rate swaps	-	6,124	-	5,502
Foreign currency swaps	-	(6,740)	-	1,601

Note J - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. The foreign companies' shipping income earned from January 1, 1976 through December 31, 1986 ("Deferred Income") is excluded from U.S. income taxation to the extent that such income is reinvested in foreign shipping operations, and the foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. parent. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. If during any determination period there is a reduction of qualified investments in foreign shipping operations, Deferred Income, limited to the amount of such reduction, would become subject to tax. The Company believes that it will be reinvesting sufficient amounts in foreign shipping operations so that any significant U.S. income taxes on the undistributed income of its foreign companies accumulated through December 31, 1986 will be postponed indefinitely. U.S. income taxes on the income of its foreign companies accumulated through December 31, 1986 will be provided at such time as it becomes probable that a liability for such taxes will be incurred and the amount thereof can reasonably be estimated. No provision for U.S. income taxes on the income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 1999 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations. As of December 31, 1999, such undistributed earnings aggregated approximately $475,000,000, including $114,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $165,000,000.

Pursuant to the Merchant Marine Act of 1936, as amended, the Company is a party to an agreement that permits annual deposits, related to taxable income of certain of its domestic subsidiaries, into a Capital Construction Fund. Payments of federal income taxes on such deposits and earnings thereon are deferred until, and if, such funds are withdrawn for nonqualified purposes or termination of the agreement; however, if withdrawn for qualified purposes (acquisition of vessels or retirement of debt on vessels), such funds remain tax-deferred and the federal income tax basis of any such vessel is reduced by the amount of such withdrawals. Under the agreement, the general objective is (by use of assets accumulated in the fund) for three vessels to be constructed or acquired by the end of 2004. Monies can remain tax-deferred in the fund for a maximum of 25 years (commencing January 1, 1987 for deposits prior thereto).

The significant components of the Company's deferred tax liabilities and assets follow:

In thousands at December 31,	1999	1998

Deferred tax liabilities:

Excess of tax over statement
depreciation - net	$ 47,092	$ 37,542
Tax benefits related to the capital
construction fund	54,228	52,459
Costs capitalized and amortized for
statement, expensed for tax	5,624	4,734
Other - net	19,207	20,326

Total deferred tax liabilities	126,151	115,061

Deferred tax assets:

Capital leases	1,678	2,160
Alternative minimum tax credit
carryforwards, which can be carried
forward indefinitely	29,774	31,350
Net operating loss carryforwards,
expiring between 2010 and 2012	16,522	10,767

Total deferred tax assets	47,974	44,277

Net deferred tax liabilities	$ 78,177	$ 70,784

A federal income tax refund of approximately $7,900,000, all of which related to prior years, was received in 1999. Federal income taxes paid amounted to $17,500,000 in 1998 ($7,000,000 of which related to a prior period) and $1,913,000 in 1997 ($263,000 of which related to 1996).

The components of income/(loss) before federal income taxes and extraordinary gain/(loss) follow:

In thousands for the year ended
December 31,	1999	1998	1997

Domestic	$ 9,987	$(39,814)	$(19,147)
Foreign	9,528	4,592	50,314

	$ 19,515	$(35,222)	$ 31,167

Substantially all of the above foreign income/(loss) resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The components of the provision/(credit) for federal income taxes follow:

In thousands for the year ended
December 31,	1999	1998	1997

Current	$ (1,455)	$ 21,580	$ 1,600
Deferred	7,668	(32,530)	10,550

	$ 6,213	$(10,950)	$ 12,150

The income tax expense (benefit) allocated to each component of other comprehensive income/(loss) follows:

In thousands for the year ended
December 31,	1999	1998	1997

Unrealized gains/(losses)
on available-for-sale securities	$ 800	$ 1,194	$ 10,580
Reclassification adjustment for
(gains)/losses included in net income/(loss)	(1,075)	(7,294)	(10,580)

	$ (275)	$ (6,100)	$ -

Reconciliations of the actual federal income tax rate attributable to pretax income/(loss) before extraordinary gain/(loss) and the U.S. statutory income tax rate follow:

In thousands for the year ended
December 31,	1999	1998	1997

Actual federal income tax
provision/(credit) rate	31.8%	(31.1%)	39.0%
Adjustment due to:
Dividends received deduction	2.1%	1.2%	1.4%
Prior years' undistributed
earnings of cruise business -
see Note D	-	(2.7%)	(6.3%)
Income not subject to U. S. income taxes	-	-	3.3%
Other	1.1%	(2.4%)	(2.4%)

U. S. statutory income tax
provision/(credit) rate	35.0%	(35.0%)	35.0%

Note K - Other Income (Net):

Other income (net) consists of:

In thousands for the year
ended December 31,	1999	1998	1997

Investment income:
Interest	$12,239	$ 7,761	$ 7,077
Dividends	1,343	2,303	1,832
Gain on sale of securities -
net (based on first-in,
first-out method)	1,884	21,789	31,493
Provision for loss
on investments	-	-	(714)

	15,466	31,853	39,688
Gain on early termination of
interest rate swaps	2,804	-	-
Gain/(loss) on disposal of
vessels - net	1,824	(1,288)	(588)
Miscellaneous - net	1,776	1,747	2,845

	$21,870	$32,312	$ 41,945

Gross realized gains on sales of securities were $9,597,000 (1999), $25,895,000 (1998) and $35,808,000 (1997), and gross realized losses were $7,713,000 (1999), $4,106,000 (1998) and $4,315,000 (1997).

Note L - Pension and Other Postretirement Benefit Plans:

Since October 31, 1998 (see Note H), the Company is the sponsor of a noncontributory defined benefit pension plan covering substantially all of its domestic shore-based employees. Retirement benefits are based primarily on years of service and final average compensation, as defined. The Company's policy is to fund pension costs accrued, but not in excess of amounts allowable under income tax regulations. The Company has an unfunded, nonqualified supplemental pension plan covering certain employees, which provides for additional benefits that would otherwise have been payable to such employees under the Company's pension plan in the absence of limitations imposed by income tax regulations. The accrued benefit liabilities for this supplemental plan were $6,213,000 and $8,475,000 at December 31, 1999 and 1998, respectively, and have been reflected in the accrued benefit costs shown in the table below.

Certain of the Company's foreign subsidiaries have pension plans that in the aggregate are not significant to the Company's consolidated financial position.

The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents. The health care plan is contributory; the life insurance plan is noncontributory. In general, postretirement medical coverage is provided to employees who retire and have met minimum age and service requirements, under a formula related to total years of service. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the health care benefits at any time.

Certain information as of December 31, 1999 and 1998 and for the periods then ended with respect to the above domestic plans follows (amounts applicable to periods prior to October 31, 1998 were not material):

In thousands at December 31, and for the year ended
December 31, 1999 and for the period from October 31 to	Pension benefits		Other benefits
December 31, 1998	1999	1998	1999	1998

Change in benefit obligation:

Benefit obligation at beginning of period	$ 42,935	$ 44,606	$ 5,440	$ 4,894
Cost of benefits earned (service cost)	1,150	245	164	52
Interest cost on benefit obligation	2,552	499	374	77
Plan participants' contributions	-	-	50	3
Amendments	448	-	-	-
Benefits paid	(10,467)	(495)	(351)	(42)
Curtailments and settlements	(1,287)	-	(285)	-

Benefit obligation at December 31	35,331	44,855	5,392	4,984

Change in plan assets:

Fair value of plan assets at beginning of period	42,880	42,203
Actual return on plan assets	2,377	1,161
Benefits paid	(7,203)	(484)
Curtailments and settlements	(780)	-

Fair value of plan assets at December 31	37,274	42,880

Funded status at December 31 (unfunded)	1,943	(1,975)	(5,392)	(4,984)
Unrecognized prior-service costs	305	509	-	-
Unrecognized net actuarial (gain)/loss	974	1,474	(231)	(716)
Unrecognized transition obligation	(261)	(522)	2,745	3,474
Additional minimum liability	(457)	(751)	-	-

Prepaid/(accrued) benefit cost at December 31	$ 2,504	$ (1,265)	$ (2,878)	$ (2,226)

Components of expense:

Cost of benefits earned	$ 1,150	$ 245	$ 164	$ 52
Interest cost on benefit obligation	2,552	499	374	77
Expected return on plan assets	(3,540)	(646)	-	-
Amortization of prior-service costs	224	37	-	-
Amortization of transition obligation	(261)	(43)	197	48
Recognized net actuarial (gain)/loss	190	24	(6)	(7)

Net periodic benefit cost	315	116	729	170
(Gain)/loss on curtailments and settlements	(527)	-	247	-

Net periodic benefit cost after curtailments and settlements	$ (212)	$ 116	$ 976	$ 170

The weighted average discount rate and assumed rate of future compensation increases used in determining the benefit obligation at December 31, 1999 were 7% and 4%, respectively. The expected long-term return on plan assets was 9%. The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is 4%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands	1% increase	1% decrease

Effect on total of service and interest cost components in 1999	$ 78	$ (63)
Effect on postretirement benefit obligation as of December 31, 1999	$616	$(515)

The Company also has a 401(k) employee savings plan covering all eligible employees, as defined. Contributions are limited to amounts allowable for income tax purposes. Employer matching contributions to the plan are at the discretion of the Company. Certain subsidiaries make contributions to union-sponsored multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to domestic multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 1999. Certain other seagoing personnel of U.S. flag vessels are covered under a subsidiary's defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 1999.

Note M - Planned Vessel Dispositions:

At the end of the third quarter of 1997, the Company established a reserve of $26,536,000 ($17,200,000 after tax) for the reduction of the carrying amount (approximately $163,000,000) of its ten older and less competitive dry cargo vessels held for disposal to their then estimated fair value (less disposal costs) and for costs in connection with the elimination of related overhead. As a result of continued weakness in world dry bulk markets, reflecting, in particular, the Asian economic downturn, the Company, during 1998, decided to extend the period over which it expected to dispose of such dry cargo vessels and recorded a charge of $65,400,000 ($42,500,000 after tax), representing an increase in the reserve. The vessels held for disposal incurred a pretax loss of approximately $12,800,000 for the nine months ended September 30, 1997, including a charge for allocated interest of $6,600,000 based on the estimated fair value of the vessels. During 1999, the Company completed its dry bulk disposal program and, in connection therewith, recognized a gain of $12,404,000.

In the fourth quarter of 1998, the Company established a reserve of $19,700,000 ($12,800,000 after tax), which excluded the Company's share of the provision referred to in Note E, to reduce the carrying amount (approximately $36,600,000) of certain older and less efficient crude oil and product tonnage, which it expected to dispose of in 1999, to their estimated fair value. During 1999, the Company sold eight of these tankers, including the three held in joint ventures. The two remaining tankers are now participating in the U. S. grain trade program and, accordingly, were reclassified from vessels held for disposal to vessels as of December 31, 1999.

Note N - Commitments and Other Comments:

  As of December 31, 1999, the Company has commitments for the construction of eight double-hulled foreign flag tankers, scheduled for delivery between early 2000 and early 2002, with an aggregate unpaid cost of approximately $126,400,000; long-term financing arrangements exist for approximately $25,000,000 of such remaining unpaid costs. Unpaid costs are net of $265,900,000 of progress payments and prepayments. The progress payments and prepayments are covered by refundment guaranties from major U. S. insurance companies.

  Sundry liabilities and accrued expenses consist of:

In thousands at December 31,	1999	1998

Payroll and benefits	$ 3,248	$ 4,202
Interest	4,209	4,910
Insurance	5,978	6,443
Other	12,953	9,791

	$ 26,388	$ 25,346

Note O - Leases:

1. Charters-in:

The approximate minimum commitments under capital leases for four U.S. flag vessels were:

In thousands at December 31, 1999

2000	$ 12,751
2001	12,751
2002	12,751
2003	12,751
2004	9,312
Beyond 2004	65,445

Net minimum lease payments	125,761
Less amount representing interest	49,216

Present value of net minimum lease payments	$ 76,545

During 1998 and 1997, subsidiaries of the Company purchased two vessels that were under capital leases. The excesses, $5,044,000 (1998) and $3,300,000 (1997), of the purchase prices, including the assumption of debt to which the vessels were subject, over the carrying amounts of the lease obligations (which were removed from the balance sheets) were recorded as adjustments to the carrying amounts of the vessels.

In August 1999, the Company completed the sale and leaseback of five U. S. flag crude carriers that are bareboat chartered-out through their OPA 90 expiry dates. The net proceeds received, approximately $170,000,000, were applied to reduce amounts then outstanding under its long-term credit facility. The gains on the sale and leaseback of these vessels, under operating leases, are deferred and amortized over the remaining periods of the respective leases as a reduction in lease expense. The unamortized balance of the deferred gain as of December 31, 1999 was $93,893,000. The payments required to be made under the above operating leases as of December 31, 1999 are $39,295,000 (2000), $37,034,000 (2001), $34,345,000 (2002 and 2003), $25,008,000 (2004) and $20,843,000 thereafter; such payment obligations are satisfied through the assignments of the hire receivable under the bareboat charters-out of such vessels (see Note O2).

The Company has chartered-in a foreign flag VLCC from a 50%-owned joint venture with a remaining term of five years, under an operating lease, at an annual time charter rental of approximately $9,500,000. OSG, in turn, has time-chartered the vessel for the same period to the joint venture partner at an annual rental of approximately $13,500,000 (see Note O2).

The total rental expense for charters accounted for as operating leases amounted to $25,908,000 in 1999, $19,799,000 in 1998 and $20,752,000 in 1997.

2. Charters-out:

Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel.

The minimum future revenues expected to be received subsequent to December 31, 1999 on noncancelable time charters and bareboat charters are $39,338,000 (2000), $37,075,000 (2001), $34,355,000 (2002 and 2003) and $25,511,000 (2004); the aggregate for 2005 and later years is $21,585,000. The foregoing amounts do not include escalations and do not purport to be an estimate of aggregate voyage revenues for any of the years. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $75,000,000 for such foreign currency from 2000 through 2004.

Note P - Capital Stock and Per Share Amounts:

The Company's Board of Directors ("Board"), has authorized the repurchase of up to 6,000,000 shares of the Company's common stock from time to time in the open market. Such purchases will be made at the Company's discretion and take into account such factors as price and prevailing market conditions. To date, a total of 3,123,100 shares have been repurchased.

The Company's 1989 nonqualified stock option plan, as amended, covered 570,000 treasury shares. Options were granted to certain officers of the Company and a subsidiary for the purchase of all the shares covered by the amended plan, at $14.00 per share. Outstanding options remain exercisable until late 2000 or October 2003, as extended during 1999.

The Company has granted options under its 1990 nonqualified stock option plan, as amended, including options granted to employees of Maritime and assumed by the Company (see Note H), at prices ranging from $14.00 to $19.50 per share (the market prices at dates of grant). The options granted become exercisable in annual increments of 20%. During 1999, the Board extended the expiration date for certain options granted under this plan for three years until December 2002.

The Company's 1998 nonqualified stock option plan, which covers 1,300,000 shares of its stock, provides for options to be granted at exercise prices of at least market value at the date of grant. Options granted vest and become exercisable over a three-year period and expire ten years from the date of grant. Options covering 1,289,725 shares have been granted to employees (including senior officers) at prices ranging from $12.50 to $16.00 per share (the market prices at dates of grant).

In February 1999, the Board adopted the 1999 Non-Employee Director (as defined) Stock Option Plan, making available up to 150,000 shares of the Company's stock. The plan provides for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vest and become exercisable over a three-year period, annual options vest and become exercisable one year from the date of the grant, and all options expire ten years from the date of grant. Options for 75,000 shares were granted in 1999 at approximately $13.30 per share.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 1996	1,006,732
Granted	-
Canceled	(5,594)
Exercised ($14.00 to $19.63 per share)	(557,194)

Options Outstanding at December 31, 1997	443,944
Granted	730,700
Canceled	(42,849)
Exercised ($16.00 per share)	(2,834)

Options Outstanding at December 31, 1998	1,128,961
Granted	881,292
Canceled	(214,167)
Exercised	-

Options Outstanding at December 31, 1999	1,796,086

Options Exercisable at December 31, 1999	548,535

The weighted average remaining contractual life of the above stock options at December 31, 1999 was 8 years.

The Company follows APB 25 and related interpretations in accounting for its employee stock options. Compensation cost for the Company's stock option plans determined using the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), for grants made subsequent to 1994, would have reduced net income for 1999 by $1,437,000 ($.04 per share) and increased the net loss for 1998 by $169,000 ($.01 per share), respectively. For purposes of applying FAS 123, the fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998: risk free interest rates of 6.8% and 5.2%, dividend yields of 4.7% and 3.7%, expected stock price volatility factors of .42 and .31, and expected lives of 7.8 and 7.7 years. The weighted average grant-date fair values of options granted in 1999 and 1998 were $4.17 and $4.48, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Basic net income/(loss) per share is based on the following weighted average number of common shares outstanding during each year: 35,711,705 shares (1999), 36,793,590 shares (1998) and 36,468,284 shares (1997). Diluted net income/(loss) per share, which gives effect to the aforementioned stock options in 1999 and 1997, is based on the following weighted average number of shares during each year: 35,724,725 shares (1999), 36,793,590 shares (1998) and 36,569,160 shares (1997). Such stock options have not been included in the computation of diluted net (loss) per share in 1998 since their effect thereon would be antidilutive.

In October 1998, the Board of Directors adopted a Stockholder Rights Plan, and declared a rights distribution under the plan of one common stock purchase right on each outstanding share of common stock of the Company. The rights plan is designed to guard against attempts to take over the Company for a price that does not reflect the Company's full value, or that are conducted in a manner or on terms not approved by the board as being in the best interests of the Company and the stockholders. The rights are preventative in nature and were not distributed in response to any known attempt to acquire control of the Company.

Note Q - 1999 and 1998 Quarterly Results of Operations (Unaudited):
Results of Operations for Quarter Ended
(in thousands, except per share amounts)
	March 31,	June 30,	Sept. 30,	Dec. 31,

1999
Revenues from voyages*	$ 96,616	$ 91,209	$ 84,770	$ 77,950
Income/(loss) from
vessel operations*	12,655	13,056	3,528	(5,873)
Gain on disposal of
vessels - net	258	-	-	1,566
Net income/(loss) before
extraordinary gain	3,058	8,433	1,993	(182)
Net income	$ 3,058	$ 8,433	$ 3,026	$ 247	***

Basic and diluted
net income per share	$ 0.08	$ 0.23	$ 0.09	$ 0.01	***

1998
Revenues from voyages*	$105,033	$104,139	$104,885	$ 98,327
Income from
vessel operations*	12,314	12,886	11,655	4,195
(Loss) on disposal of
vessels - net	-	-	(950)	(338)
Net income/(loss) before
extraordinary loss	23,826	7,491	5,194	(60,783)	**
Net income/(loss)	$ 23,826	$ 7,491	$ 5,194	$(74,431)	****

Basic and diluted
net income/(loss) per share	$ 0.65	$ 0.20	$ 0.14	$ (2.02)	****

*	See Note A1.
**	Reflects a provision for loss on planned vessel dispositions of $55,844 after tax (see Note M), including $3,862 with respect to vessels held by certain joint ventures.
***	Reflects an extraordinary gain on early extinguishment of debt (net of income taxes of $230) of $429, or $.01 per share.
****	Reflects an extraordinary loss on early extinguishment of debt (net of income tax benefit of $7,350) of $13,648, or $.37 per share.

REPORT OF

INDEPENDENT AUDITORS

To the Shareholders

Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York

February 21, 2000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 13 below. Information with respect to executive officers of the Company is included at the end of Part I above.

ITEM 11.     EXECUTIVE COMPENSATION

See Item 13 below.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 13 below.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for under Items 10, 11, 12 and 13 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2000 Annual Meeting of Shareholders.

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of the Company are filed in response to Item 8.

Report of Independent Auditors.

Consolidated Balance Sheets at December 31, 1999 and 1998.

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements.

              (a)(2) Schedules of the Company have been omitted since they are not applicable or are not required.

              (a)(3) The following exhibits are included in response to Item 14(c):

3(i)	Certificate of Incorporation of the registrant, as amended to date (filed as Exhibit 3(i) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
3(ii)	By-Laws of the registrant, as amended to date (filed as Exhibit 3(ii) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).
4(a)

Second Amended and Restated Credit Agreement dated as of August 19, 1997 (previously amended and restated as of October 31, 1994), among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

4(b)

Rights Agreement dated as of October 20, 1998 between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, with the form of Right Certificate attached as Exhibit A thereto and the Summary of Rights to Purchase Shares attached as Exhibit B thereto (filed as Exhibit 4.1 to the registrant's Registration Statement on Form 8-A filed November 9, 1998 and incorporated herein by reference).

4(c)(1)

Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed as Exhibit 4(d)(1) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

4(c)(2)

Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(d)(2) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

4(c)(3)	Form of 8% Notes due December 1, 2003 of the registrant (filed as Exhibit 4(d)(3) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).
4(c)(4)	Form of 8-3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(d)(4) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

NOTE: The Exhibits filed herewith do not include other instruments authorizing long-term debt of the registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of each such instrument to the Commission upon request.

10(i)(a)

Exchange Agreement dated December 9, 1969 (including exhibits thereto) between the registrant and various parties relating to the formation of the registrant (the form of which was filed as Exhibit 2(3) to Registration Statement No. 2-34124 and incorporated herein by reference).

10(i)(b)	Form of Additional Exchange Agreement referred to in Section 2.02 of Exhibit 10(i)(a) hereto (filed as Exhibit 2(4) to Registration Statement No. 2-34124 and incorporated herein by reference).
10(i)(c)

Limited Liability Company Agreement of Alaska Tanker Company, LLC dated as of March 30, 1999 (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

10(i)(d)

Participation Agreement dated as of August 20, 1999 by and among 398 Equity Corporation, 399 Equity Corporation, 400 Equity Corporation, 401 Equity Corporation, and Cambridge Tankers, Inc., as owners; Alaska Tanker Company, LLC, as bareboat charterer; Alaskan Equity Trust, as owner trust and borrower; Wilmington Trust Company, as owner trustee; National Australia Bank Limited, as arranger, lender, agent for the Lenders, collateral trustee and swap counterparty; Alaskan Equity Investors LLC, as investor participant; American Marine Advisors, Inc., as arranger; and Overseas Shipholding Group, Inc., as parent of the owners (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

*10(iii)(a)**	Supplemental Executive Retirement Plans of the registrant, as amended and restated as of January 1, 1999.
*10(iii)(b)**	Supplemental Executive Retirement Plans of OSG Ship Management, Inc., effective as of October 30, 1998.
*10(iii)(c)	Agreement with an executive officer (filed as Exhibit 10(k)(4) to the registrant's Annual Report on Form 10-K for 1996 and incorporated herein by reference).
*10(iii)(d)	Agreement with an executive officer (filed as Exhibit 10(k)(5) to the registrant's Annual Report on Form 10-K for 1996 and incorporated herein by reference).
*10(iii)(e)	Agreement with an executive officer (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).
*10(iii)(f)	Agreement with an executive officer (filed as Exhibit 10(d)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(g)

Form of Amendment to the agreements listed as Exhibits 10(iii)(c), 10(iii)(d), 10(iii)(e) and 10(iii)(f) hereto (filed as Exhibit 10(d)(5) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).

*10(iii)(h)	Agreement with an executive officer (filed as Exhibit 10(d)(6) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(i)	Agreement with an executive officer (filed as Exhibit 10(d)(7) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(j)

1989 Stock Option Plan adopted for officers and key employees of the registrant or its subsidiaries (filed as Exhibit 10(l) to the registrant's Annual Report on Form 10-K for 1989 and incorporated herein by reference).

*10(iii)(k)

Amendment adopted October 9, 1990 to the registrant's 1989 Stock Option Plan referred to above (filed as Exhibit 10(l)(2) to the registrant's Annual Report on Form 10-K for 1990 and incorporated herein by reference).

*10(iii)(l)

1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

*10(iii)(m)	1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(n)

Maritime Overseas Corporation 1990 Stock Option Plan, as amended, assumed by the registrant (filed as Exhibit 10(e)(5) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference) .

**13	Such portions of the Annual Report to security holders for 1999 as are expressly incorporated herein by reference.
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Auditors of the registrant.
**27	Financial Data Schedule.

(1) The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2) The Exhibits which have not previously been filed or listed or are being refiled are marked with two asterisks (**).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2000

OVERSEAS SHIPHOLDING GROUP, INC.

By                 S/Myles R. Itkin
Myles R. Itkin
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of such persons appoints Morton P. Hyman and Myles R. Itkin, and each of them, as his agents and attorneys-in-fact, in his name, place and stead in all capacities, to sign and file with the SEC any amendments to this report and any exhibits and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact or either of them may lawfully do or cause to be done by virtue of this power of attorney.

Name	Date
S/Morton P. Hyman	March 17, 2000
Morton P. Hyman, Principal
Executive Officer and Director

S/Myles R. Itkin	March 17, 2000
Myles R. Itkin, Principal
Financial Officer and
Principal Accounting Officer

S/Alan R. Batkin	March 17, 2000
Alan R. Batkin, Director

S/Robert N. Cowen	March 17, 2000
Robert N. Cowen, Director

S/Thomas H. Dean	March 17, 2000
Thomas H. Dean, Director

S/William L Frost	March 17, 2000
William L. Frost, Director

S/Ran Hettena	March 17, 2000
Ran Hettena, Director

S/Stanley Komaroff	March 17, 2000
Stanley Komaroff, Director

S/Solomon N. Merkin	March 17, 2000
Solomon N. Merkin, Director

S/Joel I. Picket	March 17, 2000
Joel I. Picket, Director

S/Ariel Recanati	March 17 , 2000
Ariel Recanati, Director

Exhibit Index

3(i)	Certificate of Incorporation of the registrant, as amended to date (filed as Exhibit 3(i) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).

3(ii)	By-Laws of the registrant, as amended to date (filed as Exhibit 3(ii) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

4(a)

Second Amended and Restated Credit Agreement dated as of August 19, 1997 (previously amended and restated as of October 31, 1994), among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

4(b)

Rights Agreement dated as of October 20, 1998 between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, with the form of Right Certificate attached as Exhibit A thereto and the Summary of Rights to Purchase Shares attached as Exhibit B thereto (filed as Exhibit 4.1 to the registrant's Registration Statement on Form 8-A filed November 9, 1998 and incorporated herein by reference).

4(c)(1)

Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed as Exhibit 4(d)(1) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

4(c)(2)

Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(d)(2) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

4(c)(3)	Form of 8% Notes due December 1, 2003 of the registrant (filed as Exhibit 4(d)(3) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

4(c)(4)	Form of 8-3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(d)(4) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

NOTE: The Exhibits filed herewith do not include other instruments authorizing long-term debt of the registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of each such instrument to the Commission upon request.

10(i)(a)

Exchange Agreement dated December 9, 1969 (including exhibits thereto) between the registrant and various parties relating to the formation of the registrant (the form of which was filed as Exhibit 2(3) to Registration Statement No. 2-34124 and incorporated herein by reference).

10(i)(b)	Form of Additional Exchange Agreement referred to in Section 2.02 of Exhibit 10(i)(a) hereto (filed as Exhibit 2(4) to Registration Statement No. 2-34124 and incorporated herein by reference).

10(i)(c)

Limited Liability Company Agreement of Alaska Tanker Company, LLC dated as of March 30, 1999 (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

10(i)(d)

Participation Agreement dated as of August 20, 1999 by and among 398 Equity Corporation, 399 Equity Corporation, 400 Equity Corporation, 401 Equity Corporation, and Cambridge Tankers, Inc., as owners; Alaska Tanker Company, LLC, as bareboat charterer; Alaskan Equity Trust, as owner trust and borrower; Wilmington Trust Company, as owner trustee; National Australia Bank Limited, as arranger, lender, agent for the Lenders, collateral trustee and swap counterparty; Alaskan Equity Investors LLC, as investor participant; American Marine Advisors, Inc., as arranger; and Overseas Shipholding Group, Inc., as parent of the owners (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

*10(iii)(a)**	Supplemental Executive Retirement Plans of the registrant, as amended and restated as of January 1, 1999.

*10(iii)(b)**	Supplemental Executive Retirement Plans of OSG Ship Management, Inc., effective as of October 30, 1998.

*10(iii)(c)	Agreement with an executive officer (filed as Exhibit 10(k)(4) to the registrant's Annual Report on Form 10-K for 1996 and incorporated herein by reference).

*10(iii)(d)	Agreement with an executive officer (filed as Exhibit 10(k)(5) to the registrant's Annual Report on Form 10-K for 1996 and incorporated herein by reference).

*10(iii)(e)	Agreement with an executive officer (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

*10(iii)(f)	Agreement with an executive officer (filed as Exhibit 10(d)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).

*10(iii)(g)

Form of Amendment to the agreements listed as Exhibits 10(iii)(c), 10(iii)(d), 10(iii)(e) and 10(iii)(f) hereto (filed as Exhibit 10(d)(5) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).

*10(iii)(h)	Agreement with an executive officer (filed as Exhibit 10(d)(6) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).

*10(iii)(i)	Agreement with an executive officer (filed as Exhibit 10(d)(7) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).

*10(iii)(j)

1989 Stock Option Plan adopted for officers and key employees of the registrant or its subsidiaries (filed as Exhibit 10(l) to the registrant's Annual Report on Form 10-K for 1989 and incorporated herein by reference).

*10(iii)(k)

Amendment adopted October 9, 1990 to the registrant's 1989 Stock Option Plan referred to above (filed as Exhibit 10(l)(2) to the registrant's Annual Report on Form 10-K for 1990 and incorporated herein by reference).

*10(iii)(l)

1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

*10(iii)(m)	1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).

*10(iii)(n)

Maritime Overseas Corporation 1990 Stock Option Plan, as amended, assumed by the registrant (filed as Exhibit 10(e)(5) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference) .

**13	Such portions of the Annual Report to security holders for 1999 as are expressly incorporated herein by reference.

**21	List of subsidiaries of the registrant.

**23	Consent of Independent Auditors of the registrant.

**27	Financial Data Schedule.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed or are being refiled are marked with two asterisks (**).