Form 10-Q
period 2000-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2000-05-15
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
MARCH 31, 2000

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

Common Shares outstanding as of May 9, 2000 - 33,881,310

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

	MARCH 31, 2000	DECEMBER 31, 1999
	(UNAUDITED)
ASSETS

Current Assets:
Cash, including interest-bearing deposits of
$30,279 and $53,451	$ 30,944	$ 56,727
Investments in marketable securities	33,597	32,266
Receivables	24,731	18,456
Prepaid expenses	12,683	13,534
Total Current Assets	101,955	120,983

Capital Construction Fund	183,239	181,933
Vessels, at cost, less accumulated depreciation
of $380,457 and $368,745 - Note F	1,189,238	1,188,348
Vessels Under Capital Leases, less accumulated
amortization of $74,270 and $72,925	47,820	49,165
Investments in Bulk Shipping Joint Ventures - Note D	73,403	75,914
Other Assets	102,741	104,602
	$ 1,698,396	$ 1,720,945
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 2,944	$ 3,073
Sundry liabilities and accrued expenses	30,566
	33,510	30,261
Current installments of long-term debt	10,179	9,870
Current obligations under capital leases	5,142
Total Current Liabilities	48,831	45,208

Long-term Debt - Note F	737,312	755,904
Obligations Under Capital Leases	70,725	71,468
Deferred Federal Income Taxes ($78,225 and
$77,877), Deferred Credits and Other Liabilities - Note E	180,312	187,307

Shareholders' Equity - Notes E and H2	661,216	661,058
Commitments and Other Comments - Note H
	$ 1,698,396	$ 1,720,945

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS, FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(UNAUDITED)
	MARCH 31, 2000	MARCH 31, 1999*
Net Shipping Revenues:
Revenue from voyages	$ 77,990	$ 96,616
Net voyage revenues of vessels in VLCC pool - Note D	6,051
Voyage expenses	(22,975)	(20,179)
	61,066	76,437
Shipping Expenses:
Vessel expenses, including drydock amortization of $4,212 and $4,351	23,251	32,772
Time and bareboat charter hire expenses - Note D	9,231	3,956
Depreciation of vessels and amortization of capital leases	13,056	15,983
General and administrative	10,253	11,071
	55,791	63,782

Income from Vessel Operations	5,275	12,655
Equity in Results of Bulk Shipping Joint Ventures	788	1,563
Operating Income	6,063	14,218
Other Income (net) - Note G	5,321	2,799
	11,384	17,017
Interest Expense	10,323	12,359

Income before Federal Income Taxes and Cumulative Effect of Change in Accounting Principle	1,061	4,658
Provision for Federal Income Taxes, reflecting deferred provision/(credit) of $(300) and $1,600 - Note E	200	1,600
Income before Cumulative Effect of Change in Accounting Principle	861	3,058
Cumulative Effect of Change in Accounting Principle, net of income taxes of $1,800 - Note A	4,152
Net Income	$ 5,013	$ 3,058

Basic and Diluted Per Share Amounts - Note H3:
Income before cumulative effect of change in accounting principle	$.03	$.08
Cumulative effect of change in accounting principle, net of income taxes	$.12
Net income	$.15	$.08
Cash Dividends Declared per Share	$.15	$.15
* See General Note.

(See Accompanying Notes)
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS, FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(UNAUDITED)

	MARCH 31, 2000		MARCH 31, 1999

Net cash provided by Operating Activities	$ 7,239		$ 8,631

Cash Flows from Investing Activities:
Purchases of marketable securities	(3,064)		(382)
Proceeds from sales of marketable securities	59		365
Additions to vessels, including $6,977 and $1,915 related to vessels under construction	(7,044)	*	(2,050)
Proceeds from sale of vessels held for disposal			8,859
Investments in and advances to bulk shipping joint ventures	(4,392)
Distributions from bulk shipping joint ventures	7,050
Purchases of other investments	(2,520)		(505)
Proceeds from dispositions of other investments	2,150
Other - net	3,968		(1,585)
Net cash provided by/(used in) investing activities	(3,793)		4,702

Cash Flows from Financing Activities:
Purchases of treasury stock			(2,735)
Issuance of long-term debt			89,000
Payments on long-term debt and
obligations under capital leases	(24,528)		(41,987)
Issuance of common stock upon exercise of stock options	829
Cash dividends paid	(5,051)		(5,514)
Other - net	(479)
Net cash provided by/(used in) financing activities	(29,229)		38,764

Net Increase/(decrease) in Cash	(25,783)		52,097
Cash, including interest-bearing
deposits, at beginning of period	56,727		51,005
Cash, including interest-bearing
deposits, at end of period	$ 30,944		$ 103,102

* Net of $5,558 of secured debt in connection with the construction of vessels.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
DOLLARS IN THOUSANDS, FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(UNAUDITED)
						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	(Loss)	**	Total
Balance at
January 1, 2000	$ 39,591	$ 96,156	$ 618,453	5,918,462	$ (81,098)	$ (12,044)		$ 661,058
Net Income			5,013					5,013
Unrealized (Loss) on
Available-For-Sale Securities						(1,590)		(1,590)
Comprehensive Income								3,423
Cash Dividends Declared			(5,051)					(5,051)
Options Exercised		97		(102,708)	1,387			1,484
Tax Benefit Related to Options Exercised		302						302
Balance at March 31,2000	$ 39,591	$ 96,555	$ 618,415	5,815,754	$ (79,711)	$ (13,634)		$ 661,216

Balance at
January 1, 1999	$ 39,591	$ 96,156	$ 625,132	2,809,062	$ (41,869)	$ (11,388)		$ 707,622
Net Income			3,058					3,058
Unrealized (Loss) on
Available-For-Sale Securities						(2,793)		(2,793)
Comprehensive Income								265
Cash Dividends Declared			(5,514)					(5,514)
Common Stock Acquired				235,400	(2,848)			(2,848)
Balance at March 31, 1999	$ 39,591	$ 96,156	$ 622,676	3,044,462	$ (44,717)	$ (14,181)		$ 699,525

*Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
**Represents unrealized gains/(losses) on available-for-sale securities, net of tax.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

General - As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes, which have been rounded to the nearest thousand dollars, have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1999.

The statements as of and for the three month period ended March 31, 2000, and for the three month period ended March 31, 1999 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The statement of income for the three month period ended March 31, 1999 has been reclassified to conform with the 2000 presentation of certain items.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of those for a full fiscal year.

Note A - Change in Accounting for Voyage Revenue:

Prior to 2000, net voyage revenues for vessels operating on voyage charters were accounted for using the completed voyage method, with voyages being calculated on a load-to-load basis. Under that method, the net revenue of a voyage was included in operating results in the period in which that voyage was deemed completed, that is, its arrival at the subsequent voyage's initial load port.

Effective January 1, 2000, the Company changed its accounting policy for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method, with voyages being calculated on a discharge-to-discharge basis. Under this method, net voyage revenue is recognized evenly over the period from a vessel's departure from its last discharge port to the projected departure from its next discharge port. The change in revenue recognition policy eliminates fluctuations in income from vessel operations attributable solely to the timing of completion of voyages. Further, the discharge-to-discharge basis is deemed by management to be a more reliable method of recognizing net voyage revenues under the percentage of completion method, since it eliminates uncertainty associated with predicting the actual location of the next load port. The cumulative effect of this change is shown separately in the condensed consolidated statement of income for the three months ended March 31, 2000, and resulted in income of $4,152,000. The cumulative effect of this change in accounting principle as of January 1, 2000, on the Company's condensed consolidated balance sheet was to increase total assets by $3,749,000, to reduce total liabilities by $403,000 and to increase shareholders' equity by $4,152,000.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Change in Accounting for Voyage Revenue (continued):

Assuming the above percentage of completion method had been applied retroactively, the pro forma income before cumulative effect of change in accounting principle for the three months ended March 31, 1999 would have been $4,038,000, or $.11 per basic and diluted share.

Note B - Segment Reporting:

The Company has five reportable segments: foreign flag VLCCs (very large crude carriers), Aframaxes and products carriers, and U. S. flag tankers and dry bulk carriers. Following the disposal of certain older tonnage in 1999, the Company revised its reportable segments in the first quarter of 2000. Segment information as of and for the three months ended March 31, 1999 has been restated to conform to the revised presentation. Information about the Company's reportable segments as of and for the three month periods ended March 31, 2000 and 1999 follows:

	Foreign flag			U.S. flag
			Products			Dry bulk
In thousands	VLCCs	Aframaxes	carriers	Tankers		carriers	All other	Totals
Three months ended March 31,2000:
Shipping revenues	$ 17,502	$ 25,995	$ 13,151	$ 9,904		$ 7,276	$ 10,213	$ 84,041
Income/(loss) from vessel operations	5,593	3,637	2,199	3,317		(509)	1,291	15,528*
Total assets at March 31, 2000	690,718	351,251	112,687	6,919	**	17,395	188,810	1,367,780

Three months ended March 31,1999:
Shipping revenues	18,448	22,582	13,852	17,933		7,073	16,728	96,616
Income from vessel operations	6,679	3,004	3,474	6,418		1,447	2,704	23,726*
Total assets at March 31, 1999	584,076	310,303	119,581	86,637		20,714	242,794	1,364,105

* Segment totals are before general and administrative expenses, investment income and interest expense. The 1999 disclosures have been restated to conform with the 2000 presentation in this respect.

** The decrease from March 31, 1999 principally reflects the sale and leaseback under operating leases of five U. S. flag tankers and the reclassification of two other older tankers that now participate exclusively in the U. S. grain trade program.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Segment Reporting (continued):

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	IN THOUSANDS AS OF
	MARCH 31, 2000	MARCH 31, 1999
Total assets of all segments	$ 1,367,780	$ 1,364,105
Corporate cash and securities, including capital construction fund	247,427	287,307
Other unallocated amounts	83,189	82,837
Consolidated total assets	$ 1,698,396	$ 1,734,249

Note C - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. Dollars, follows:
	IN THOUSANDS AS OF
	MARCH 31, 2000	DECEMBER 31, 1999

Current assets	$ 27,446	$ 26,179
Vessels, net	1,134,761	1,132,973
Other assets	102,605	105,759
	1,264,812	1,264,911
Current installments of long-term debt, including
intercompany of $66,800 in 2000 and 1999	76,979	76,670
Other current liabilities	9,770	13,487
Total current liabilities	86,749	90,157
Long-term debt (including intercompany of $116,900
and $133,600), deferred credits and other liabilities	423,311	425,388
	510,060	515,545
Net assets	$ 754,752	$ 749,366

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Bulk Shipping Joint Ventures and Pooling Arrangements:

In the first quarter of 1999, the Company, BP Amoco p.l.c. ("BP Amoco") and Keystone Shipping Company ("Keystone") completed the formation of Alaska Tanker Company ("ATC"). ATC, which is owned 37.5% by the Company, 37.5% by Keystone and 25% by BP Amoco, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. ATC currently manages the vessels carrying BP Amoco's Alaskan crude oil, including five of the Company's vessels. The long-term charters to BP Amoco covering these five vessels were converted in the second quarter of 1999 to bareboat charters to ATC, with BP Amoco guarantees, through their expiry dates (2005/2006 for four of these vessels and 2003 for the other) under the U. S. Oil Pollution Act of 1990. In addition, each member in ATC is entitled to receive its respective share of any incentive charter hire payable, if certain conditions are met, by BP Amoco to ATC. Hire under the bareboat charters out is included in revenue from voyages (payments required to be made by the Company in connection with its related August 1999 sale and leaseback of these five vessels are included in time and bareboat charter hire expenses) and the Company's share of incentive hire earned by ATC is included in equity in results of bulk shipping joint ventures in the accompanying condensed consolidated statement of income.

In December 1999, the Company, along with A.P. Moller, Euronav, Frontline, Osprey Maritime and Reederei "Nord" Klaus E. Oldendorff, agreed to establish Tankers International LLC ("TI") to pool their VLCC fleets. TI, which commenced operations in February 2000, commercially manages a fleet of 43 modern VLCCs, which number is expected to exceed 50 vessels by 2002. TI was formed to meet the global transportation requirements of international oil companies and other major charterers. As of March 31, 2000, five of the Company's VLCCs participate in TI and a sixth newbuilding VLCC is scheduled to join the pool upon its delivery in May 2000. TI reports the earnings of pool vessels on a time charter equivalent (voyage revenues less voyage expenses) basis. For periods prior to the commencement of pool operations, revenues from voyages and voyage expenses are separately reflected.

In March 2000, the Company acquired a 30% interest in a single-purpose company that purchased a 1993-built VLCC. The vessel acquisition was financed by the joint venture through long-term bank financing and approximately $9,750,000 in subordinated shareholder loans. In connection with the bank financing, the shareholders have severally issued guarantees aggregating $6,000,000.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $5,538,000 (three months ended March 31, 2000) and $5,845,000 (three months ended March 30, 1999), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

Federal income taxes paid during the three months ended March 31, 2000 amounted to $875,000, of which $700,000 related to 1999. No payments of federal income taxes were required or made during the three month period ended March 31, 1999.

Note F - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including if any of the financial covenants contained in certain of such agreements are not met.

As of March 31, 2000, the Company is a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $240,000,000, pursuant to which it pays LIBOR (6.3% to 6.5% as of March 31, 2000, for a term equal to the swaps' reset frequency) and receives fixed rates ranging from 5.9% to 6.4% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $292,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR. These agreements contain no leverage features and have various maturity dates from late 2000 to 2008.

Approximately 16% of the net book amount of the Company's vessels, including vessels under construction, and vessels under capital leases, representing four foreign flag and four U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $6,698,000 (three months ended March 31, 2000) and $8,863,000 (three months ended March 31, 1999), excluding capitalized interest.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt (continued):

In April 2000, the Company concluded an unsecured revolving credit agreement that provides for borrowings of up to $350,000,000, on a revolving credit basis, through April 2005. In connection therewith, the existing long-term credit facility was reduced from $600,000,000 to $425,000,000. Amounts outstanding under this new facility will bear interest at a spread (currently 112.5 basis points) above LIBOR. The financial covenants contained in this agreement are substantially equivalent to those contained in existing debt agreements.

Note G - Other Income - net:

Other income - net consists of the following:

	IN THOUSANDS FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2000	1999
Investment income:
Interest and dividends	$ 2,455	$ 2,238
Gain on sale of securities	2,186	365
	4,641	2,603
Gain on disposal of vessels - net		258
Miscellaneous - net	680	(62)
	$ 5,321	$ 2,799

Note H - Commitments and Other Comments:

  As of March 31, 2000, the Company has commitments for the construction of seven double-hulled foreign flag tankers, scheduled for delivery between late-May 2000 and early 2002, with an aggregate unpaid cost of approximately $114,200,000. Unpaid costs are net of $213,400,000 of progress payments and prepayments. The progress payments and prepayments are covered by refundment guaranties from major U.S. insurance companies.
  Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 33,699,000 shares (three months ended March 31, 2000) and 36,693,000 shares (three months ended March 31, 1999). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 33,914,000 shares (three months ended March 31, 2000) and 36,693,000 shares (three months ended March 31, 1999). Stock options have not been included in the computation of diluted net income per share in 1999 since their effect thereon would be antidilutive.

  (See Note on Following Page)

  OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

  Notes to Unaudited Condensed Financial Statements

  Note H - Commitments and Other Comments (continued):

  The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $71,000,000 for such foreign currency from April 1, 2000 through 2004.
  In February 2000, the Company's Board of Directors amended the 1998 stock option plan, subject to stockholder approval, to increase the number of shares available for grant pursuant to options under such plan from 1,300,000 to 2,800,000.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

OPERATIONS AND FINANCIAL CONDITION

Significant Events

All five of OSG's VLCCs operating in the spot market are trading in the Tankers International ("TI") pool (a sixth newbuilding VLCC is scheduled to join the pool upon its delivery in the second quarter). TI, which commenced operation in February 2000, was established by OSG and five other leading tanker companies to meet the global transportation requirements of international oil companies and other major charterers. Since its inception, TI has been able to improve vessel utilization through backhauls and other efficiencies facilitated by the size and quality of its modern VLCC fleet. In the first quarter of 2000, the Company's two 157,000 dwt Capesize dry bulk carriers joined a pool consisting of modern Capesize dry bulk carriers which should improve the financial performance of these vessels.

Operations

Income From Vessel Operations

Revenues and results of vessel operations of the Company are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the markets in which those vessels operate. Freight rates expressed as time charter equivalents (defined as voyage revenues less voyage expenses divided by round-trip voyage days), for major bulk commodities are determined by market forces including local and worldwide demand for such commodities, volumes of trade, distances between sources and destinations of cargoes, and the amount of available tonnage both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the number of newbuilding deliveries and removal of existing tonnage from service. Results in particular periods are also affected by such factors as the mix between voyage and time charters, the timing of the completion of voyage charters, the time and prevailing rates when charters that are currently being performed were negotiated, the levels of applicable rates and the business available as particular vessels come off existing charters, and the timing of drydocking of vessels.

In the world tanker markets, VLCC rates on the Middle East - West route began the first quarter near the $13,000 per day level, trending upwards to over $29,000 per day by the quarter's end. Despite the sizable increase, VLCC rates still averaged 35% below the corresponding 1999 quarter, reflecting the extremely depressed levels to which they had fallen in the latter half of 1999. This turnaround was mainly attributable to increasing Middle East fixtures as OPEC compliance with production constraints became more lax. Additionally, increased numbers of older vessels went to the scrapyard or met difficulty in finding employment, due, in part, to the major oil spill that occurred off the coast of France in December 1999. Vessel shortages arose as liftings increased from the Persian Gulf and West Africa to long-haul western destinations. By late April, freight rates had risen to $41,000 per day.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

Because VLCC voyages are predominantly longer haul, there is a delay in the inclusion in income of the improved rates noted above, and, accordingly first quarter results reflect only a portion of this dramatic improvement. With modern VLCCs currently trading at a two-year high, OSG's open tonnage, including a 304,700 dwt double-hulled vessel which delivered in mid-March (and its sistership to be delivered in the second quarter), provides the Company with significantly increased exposure to the strengthening VLCC markets.

Freight rates for Aframax tankers in the Caribbean were on average significantly higher than the same year ago period. Aframax rates began the year at $22,000 per day after having rallied strongly in the last quarter of 1999. Following a sharp decline in the first half of January to $11,000 per day, owing in part toY2K destocking, rates rose strongly through the end of March to close to $30,000 per day. This recovery was driven primarily by heavy spot liftings of increasing North Sea production. The benefit of this increase in rates was not fully reflected in the Company's results for the first quarter of 2000, which predominantly reflect fixtures made in the lower rate environment prevailing at the end of 1999 and early 2000. Rising Middle East production late in the quarter that continued into April increasingly shifted employment to VLCCs, precipitating a decline to the $19,000 per day level in late April. The Company's Aframax tanker pool with PDV Marina continues to complement its base of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels.

Freight rates for product carriers in the Caribbean showed only a modest increase during the first quarter and were off 20% from those in the first quarter of 1999. This relatively sluggish performance can be attributed to destocking of Y2K gasoline inventories and reduced product exports from Venezuela early in the quarter, reflecting natural disasters and refinery problems.

Freight rates for large product carriers in the Pacific began the year at $11,500 per day, rising steadily to end the quarter at $18,500 per day. Average rates in the first quarter exceeded those of the same year ago period by 35%. In order to sustain strong economic growth in a high oil price environment, certain Asian governments sought to keep domestic oil product prices in check, in part by encouraging imports of lower cost refined products from the Middle East. In addition, recent capacity expansion in India, which has been a traditional importer of Persian Gulf oil products, has allowed some of these supplies to be diverted to the longer-haul Far East.

Capesize freight rates, which averaged better than $16,000 per day during the 1999 fourth quarter, a return about equal to the "pre-Asian crisis" levels in late 1997, edged higher in the first quarter to average about $17,000 per day, buoyed by the continuing economic recovery in Asia highlighted by surging Japanese steel production. In late April, Trans-Pacific Capesize rates were at $23,500 per day, $4,500 per day higher than Trans-Atlantic rates, underscoring the large proportion of the incremental growth in world dry bulk trade attributable to Asia.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels based on the published reports of Clarkson Research Studies, a well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during either period.

Average Market Rates by Vessel Type

	First Quarter
Tankers	2000	1999
Modern VLCCs	$ 26,500	$ 29,800
Aframaxes (Caribbean market)	21,800	16,700
Product carriers (Worldwide)	10,300	9,400

Dry Bulk Carriers
Capesize	17,400	7,500

Income from vessel operations for the first three months of 2000 decreased by approximately $7,400,000 from the corresponding 1999 period. The results for the 2000 quarter, however, represent an $11,100,000 improvement from income from vessel operations for the previous quarter ended December 31, 1999. The results for the first quarter of 2000 were adversely affected compared with the comparable period of 1999, by higher average bunker prices; average bunker prices in the 2000 quarter more than doubled from the 1999 quarter. Although time charter equivalent (TCE - defined as voyage revenues less voyage expenses divided by round-trip voyage days) rates achieved by the Company's VLCCs in the first quarter of 2000 were approximately $10,000 per day higher than those obtained in the fourth quarter of last year, they were still close to $5,000 per day lower than the rates earned in the first quarter of 1999. For the Company's modern Aframaxes, first quarter 2000 TCE rates were $7,500 per day higher than rates earned in the fourth quarter of last year but only $1,000 per day higher than those rates achieved in the comparable period of the prior year. While there was a sharp rise in average TCE rates for VLCCs and Aframaxes late in the first quarter of 2000, first quarter results predominantly reflect fixtures made in the lower rate environment prevailing at the end of 1999 and early 2000. Operating results for the 2000 quarter were also negatively affected by a decline of approximately 350 revenue days from the first quarter of 1999 attributable to the results of two small U. S. flag dry bulk cargo ships and the sale of the Company's three older Suezmaxes in late 1999.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued)

The conversion of long-term time charters on five U. S. flag crude carriers in the second quarter of 1999 to bareboat charters, with BP Amoco guarantees, resulted in reductions in TCE revenue of approximately $7,700,000 in 2000. Vessel running expenses, however, attributable to these five vessels decreased by approximately the same amount since under bareboat charters such expenses are the responsibility of the charterer. Accordingly, this reduction in revenue had no material effect on income from vessel operations. The increased time charter hire expense in 2000 reflects the August 1999 sale and leaseback of these five vessels and is net of amortization of the related deferred gain. Such increase in shipping expenses is partially offset by a $2,800,000 reduction in depreciation resulting from the removal of these five vessels from the balance sheet. This net reduction in results from vessel operations of approximately $3,000,000 is offset by a decrease in interest expense resulting from the application of the net proceeds received (from the sale and leaseback transaction) of approximately $170,000,000 to reduce outstanding debt.

Interest Expense

Interest expense decreased in the first quarter of 2000 principally as a result of increased amounts capitalized in connection with vessel construction. A $25,000,000 decrease in the average amount of debt outstanding was offset by increases in the average interest rate paid on floating rate debt. Interest expense is net of amounts capitalized in connection with vessel construction of approximately $4,500,000 in 2000 and $1,800,000 in 1999. Interest expense in each period reflects $300,000 of net benefits from interest rate swaps referred to below in Liquidity and Sources of Capital.

Cumulative Effect of Accounting Change

The Company changed its accounting policy effective January 1, 2000, for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method. Prior years' financial statements have not been restated. Net income for the three months ended March 31, 2000, includes $4,152,000, net of related income taxes, from the cumulative effect of this change in accounting principle. Assuming the percentage of completion method had been applied retroactively, the pro forma income before change in accounting principle for the three months ended March 31, 1999 would have been $4,038,000 or $ .11 per basic and diluted share.

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

Liquidity and Sources of Capital

Working capital at March 31, 2000 was approximately $57,800,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $183,000,000 at March 31, 2000. Net cash provided by operating activities in the first three months of 2000 approximated $7,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company has an unsecured long-term credit facility of $600,000,000, of which $435,000,000 was used at March 31, 2000, and an unsecured short-term credit facility of $30,000,000, of which $1,000,000 was used at that date. The latter amount has been classified as long-term since it is expected to be refinanced under the long-term credit facility. In April 2000, the Company concluded an unsecured revolving credit agreement that provides for borrowings of up to $350,000,000, on a revolving credit basis, through April 2005. In connection therewith, the existing long-term credit facility was reduced from $600,000,000 to $425,000,000, resulting in a net increase in long-term credit availability to $775,000,000.

The Company has used interest rate swaps to effectively convert a portion of its debt, including capital lease obligations, either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from late 2000 to 2008. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen (to minimize the effect of foreign exchange rate fluctuations on reported income) by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates. This will result in the Company receiving approximately $71,000,000 for such foreign currency from April 1, 2000 through 2004.

As of March 31, 2000, the Company has commitments for the construction of seven double-hulled foreign flag tankers scheduled for delivery between late-May 2000 and early 2002, with an aggregate unpaid cost of approximately $114,200,000. Unpaid costs are net of progress payments and prepayments, which are covered by refundment guarantees from major U. S. insurance companies.

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

May 8, 2000

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Reference is made to the investigation reported on in Item 1 of Part II of the Company's report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference. The Company was advised that this investigation has been discontinued.

Item 6(a). Exhibits

See Exhibit Index on page 22.

Item 6(b). Reports on Form 8-K

The Registrant was not required to file any report on Form 8-K during the quarter ended March 31, 2000.

Ernst & Young LLP	787 Seventh Avenue	Phone: 212 773-3000
New York, New York 10019

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 2000 and the related condensed consolidated statements of income, cash flows and changes in shareholders' equity for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year then ended, not presented herein, and in our report dated February 21, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York

May 8, 2000

OVERSEAS SHIPHOLDING GROUP, INC.

                 AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.

(Registrant)

Date: May 12, 2000	Morton P. Hyman
Morton P. Hyman
President and Chief Executive Officer

Date: May 12, 2000	Myles R. Itkin
Myles R. Itkin
Senior Vice President, Chief
Financial Officer and Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

4.	Credit Agreement dated April 18, 2000, among the registrant, two subsidiaries of the registrant and certain banks.

10.	1989 Stock Option Plan, as amended on October 9, 1990, adopted for officers and key employees of the registrant or its subsidiaries (previously filed more than 10 years ago and refiled herewith).

15.	Letter from Ernst & Young LLP.

18.	Letter dated May 8, 2000 from Ernst & Young LLP relating to change in accounting principle.

27.	Financial Data Schedule.

NOTE:	Instruments authorizing long-term debt of the Registrant and subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.