Form 10-Q
period 2000-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2000-08-11
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
JUNE 30, 2000

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

YES X     NO

Common Shares outstanding as of August 10, 2000 - 33,904,749

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	JUNE 30, 2000	DECEMBER 31, 1999
	(UNAUDITED)
ASSETS

Current Assets:
Cash, including interest-bearing deposits of
$21,306 and $53,451	$ 25,826	$ 56,727
Investments in marketable securities	32,245	32,266
Receivables	33,956	18,456
Prepaid expenses	13,312	13,534
Total Current Assets	105,339	120,983

Capital Construction Fund	193,911	181,933
Vessels, at cost, less accumulated depreciation
of $392,885 and $368,745 - Note F	1,189,571	1,188,348
Vessels Under Capital Leases, less accumulated
amortization of $75,614 and $72,925	46,476	49,165
Investments in Bulk Shipping Joint Ventures - Note D	74,532	75,914
Other Assets	102,949	104,602
	$ 1,712,778	$ 1,720,945
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 3,031	$ 3,073
Sundry liabilities and accrued expenses	25,861	27,188
	28,892	30,261
Current installments of long-term debt	10,889	9,870
Current obligations under capital leases	5,330	5,077
Total Current Liabilities	45,111	45,208

Long-term Debt - Note F	743,154	755,904
Obligations Under Capital Leases	68,619	71,468
Deferred Federal Income Taxes ($87,283 and
$77,877), Deferred Credits and Other Liabilities - Note E	185,574	187,307

Shareholders' Equity - Notes E and H2	670,320	661,058
Commitments and Other Comments - Note H
	$ 1,712,778	$ 1,720,945

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS,
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2000	JUNE 30, 1999*	JUNE 30, 2000	JUNE 30, 1999*
Shipping Revenues:
Revenue from voyages	$ 83,252	$ 91,209	$ 161,242	$ 187,825
Net voyage revenues of vessels operating in pools - Note D	19,951		26,002
Voyage expenses	(23,985)	(22,835)	(46,960)	(43,014)
	79,218	68,374	140,284	144,811

Shipping Expenses:
Vessel expenses, including drydock amortization of $3,777, $4,572, $7,989 and $8,923	24,451	28,152	47,702	60,924
Time and bareboat charter hire expenses - Note D	7,618	2,709	16,849	6,665
Depreciation of vessels and amortization of capital leases	13,772	14,822	26,828	30,805
General and administrative	7,628	9,635	17,881	20,706
	53,469	55,318	109,260	119,100
Income from Vessel Operations	25,749	13,056	31,024	25,711
Equity in Results of Bulk Shipping Joint Ventures	(171)	1,123	617	2,686
Operating Income	25,578	14,179	31,641	28,397
Other Income (net) - Note G	3,064	2,161	8,385	4,960
	28,642	16,340	40,026	33,357
Interest Expense	12,166	12,357	22,489	24,716
	16,476	3,983	17,537	8,641
Gain on Planned Vessel Depositions		9,000		9,000
Income before Federal Income Taxes, Extraordinary Gain and Cumulative Effect of Change in Accounting Principle	16,476	12,983	17,537	17,641
Provision for Federal Income Taxes, reflecting deferred provision of $6,070, $4,550, $5,770 and $6,150 - Note E	6,070	4,550	6,270	6,150
Income before Extraordinary Gain and Cumulative Effect of Change in Accounting Principle	10,406	8,433	11,267	11,491
Extraordinary Gain on Early Extinguishment of Debt, net of income taxes of $230	573		573
Cumulative Effect of Change in Accounting Principle, net of income taxes of $1,800 - Note A			4,152
Net Income	$ 10,979	$ 8,433	$ 15,992	$ 11,491

Basic and Diluted Per Share Amounts - Note H2:
Income before extraordinary gain and cumulative effect of change in accounting principle	$.30	$.23	$.33	$.31
Extraordinary gain, net of income taxes	$.02		$.02
Cumulative effect of change in accounting principle, net of income taxes			$.12
Net income	$.32	$.23	$.47	$.31
Cash Dividends Declared per Share**	$.30	$.30	$.45	$.45

* See General Note.
** Includes $.15 (2000 and 1999) per share payable during the third quarter.
(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)
	SIX MONTHS ENDED
	JUNE 30, 2000		JUNE 30, 1999

Net cash provided by Operating Activities	$ 17,361		$ 19,785

Cash Flows from Investing Activities:
Purchases of marketable securities	(3,662)		(2,817)
Proceeds from sales of marketable securities	3,494		962
Additions to vessels, including $13,865 and $29,638 related to vessels under construction	(14,247)	*	(30,582)
Proceeds from sale of vessels held for disposal			41,956
Investments in and advances to bulk shipping joint ventures	(6,731)
Distributions from bulk shipping joint ventures	8,089		9,000
Purchases of other investments	(2,677)		(761)
Proceeds from dispositions of other investments	2,751		418
Other - net	(1,101)		(4,158)
Net cash provided by/(used in) investing activities	(14,084)		14,018

Cash Flows from Financing Activities:
Purchases of treasury stock			(6,243)
Issuance of long-term debt	2,000		30,000
Payments on long-term debt and
obligations under capital leases	(26,668)		(47,278)
Issuance of common stock upon exercise of stock options	3,385
Cash dividends paid	(10,133)		(10,954)
Other - net	(2,762)		20
Net cash used in financing activities	(34,178)		(34,455)

Net Decrease in Cash	(30,901)		(652)
Cash, including interest-bearing
deposits, at beginning of period	56,727		51,005
Cash, including interest-bearing
deposits, at end of period	$ 25,826		$ 50,353

* Net of $11,116 of secured debt in connection with the construction of vessels.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)
						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	(Loss)**	Total
Balance at
January 1, 2000	$ 39,591	$ 96,156	$ 618,453	5,918,462	$ (81,098)	$ (12,044)	$ 661,058
Net Income			15,992				15,992
Unrealized Gain on Available-For-Sale Securities						4,266	4,266
Comprehensive Income							20,258	***
Cash Dividends Declared			(15,216)				(15,216)
Deferred Compensation Related to Options Granted		151					151
Options Exercised		343		(225,354)	3,042		3,385
Tax Benefit Related to Options Exercised		684					684
Balance at June 30, 2000	$ 39,591	$ 97,334	$ 619,229	5,693,108	$ (78,056)	$ (7,778)	$ 670,320

Balance at
January 1, 1999	$ 39,591	$ 96,156	$ 625,132	2,809,062	$ (41,869)	$ (11,388)	$ 707,622
Net Income			11,491				11,491
Unrealized Gain on
Available-For-Sale Securities						3,297	3,297
Comprehensive Income							14,788	***
Cash Dividends Declared			(16,391)				(16,391)
Common Stock Acquired				534,900	(6,334)		(6,334)
Balance at June 30, 1999	$ 39,591	$ 96,156	$ 620,232	3,343,962	$ (48,203)	$ (8,091)	$ 699,685

*Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
**Represents unrealized gains/(losses) on available-for-sale securities, net of tax.
***Comprehensive income was $16,835 and $14,523 for the three months ended June 30, 2000 and 1999, respectively.
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

The statements as of and for the three month and six month periods ended June 30, 2000, and for the three month and six month periods ended June 30, 1999 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The statements of income for the three month and six month periods ended June 30, 1999 have been reclassified to conform with the 2000 presentation of certain items.

The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of those for a full fiscal year.

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

Effective January 1, 2000, the Company changed its accounting policy for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method, with voyages being calculated on a discharge-to-discharge basis. Under this method, net voyage revenue is recognized evenly over the period from a vessel's departure from its last discharge port to the projected departure from its next discharge port. The change in revenue recognition policy eliminates fluctuations in income from vessel operations attributable solely to the timing of completion of voyages. Further, the discharge-to-discharge basis is deemed by management to be a more reliable method of recognizing net voyage revenues under the percentage of completion method, since it eliminates uncertainty associated with predicting the actual location of the next load port. The cumulative effect of this change is shown separately in the condensed consolidated statement of income for the six month period ended June 30, 2000, and resulted in income, net of taxes, of $4,152,000 in the first quarter. The cumulative effect of this change in accounting principle as of January 1, 2000, on the Company's condensed consolidated balance sheet was to increase total assets by $3,749,000, to reduce total liabilities by $403,000 and to increase shareholders' equity by $4,152,000.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Change in Accounting for Voyage Revenue (continued):

Assuming the above percentage of completion method had been applied retroactively, the pro forma income before cumulative effect of change in accounting principle would have been $8,050,000, or $.22 per basic and diluted share (three months ended June 30, 1999) and $12,088,000, or $.33 per basic and diluted share (six months ended June 30, 1999).

Note B - Segment Reporting:

The Company has five reportable segments: foreign flag VLCCs (very large crude carriers), Aframaxes and products carriers, and U. S. flag tankers and dry bulk carriers. Following the disposal of certain older tonnage in 1999, the Company revised its reportable segments in the first quarter of 2000. Segment information as of and for the three months and six months ended June 30, 1999 has been restated to conform to the revised presentation. Information about the Company's reportable segments as of and for the three month and six month periods ended June 30, 2000 and 1999 follows:

	Foreign flag			U.S. flag
			Products			Dry bulk
In thousands	VLCCs	Aframaxes	carriers	Tankers		carriers	All other	Totals
Three months ended June 30, 2000:
Shipping revenues	$ 23,298	$ 30,719	$ 16,082	$ 9,906		$ 12,417	$ 10,781	$ 103,203
Income from vessel operations	12,961	9,046	4,409	3,156		1,179	2,626	33,377	*
Total assets at June 30, 2000	699,074	349,771	109,180	5,295	**	19,788	183,171	1,366,279

Six months ended June 30, 2000:
Shipping revenues	40,800	56,714	29,233	19,810		19,693	20,994	187,244
Income from vessel operations	18,554	12,683	6,608	6,473		670	3,917	48,905	*

Three months ended June 30, 1999:
Shipping revenues	17,759	19,850	11,423	12,699		12,834	16,644	91,209
Income from vessel operations	5,951	2,818	1,684	7,595		1,986	2,657	22,691	*
Total assets at June 30, 1999	577,375	332,824	119,145	90,771		16,643	214,943	1,351,701

Six months ended June 30, 1999:
Shipping revenues	36,207	42,432	25,275	30,632		19,907	33,372	187,825
Income from vessel operations	12,630	5,822	5,158	14,013		3,433	5,361	46,417	*

*	Segment totals are before general and administrative expenses, investment income and interest expense. The 1999 disclosures have been restated to conform with the 2000 presentation in this respect.

**

The decrease from June 30, 1999 principally reflects the sale and leaseback under operating leases of five U. S. flag tankers and the reclassification of two other older tankers that now participate exclusively in the U. S. grain trade program.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Segment Reporting (continued):

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	IN THOUSANDS AS OF
	JUNE 30, 2000	JUNE 30, 1999
Total assets of all segments	$ 1,366,279	$ 1,351,701
Corporate cash and securities, including capital construction fund	251,583	247,252
Other unallocated amounts	94,916	74,949
Consolidated total assets	$ 1,712,778	$ 1,673,902

Note C - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. dollars, follows:

	IN THOUSANDS AS OF
	JUNE 30,	DECEMBER 31,
	2000	1999

Current assets	$ 33,454	$ 26,179
Vessels, net	1,136,028	1,132,973
Other assets	122,119	105,759
	2,291,601	1,264,911
Current installments of long-term debt, including
intercompany of $66,800 in 2000 and 1999	77,689	76,670
Other current liabilities	9,615	13,487
Total current liabilities	87,304	90,157
Long-term debt (including intercompany of $100,200
and $133,600), deferred credits and other liabilities	417,609	425,388
	504,913	515,545
Net assets	$ 786,688	$ 749,366

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

In December 1999, the Company, along with A.P. Moller, Euronav, Frontline, Osprey Maritime and Reederei "Nord" Klaus E. Oldendorff, established Tankers International LLC ("TI") to pool their VLCC fleets. TI, which commenced operations in February 2000, commercially manages a fleet of exclusively modern VLCCs. TI was formed to meet the global transportation requirements of international oil companies and other major charterers. As of June 30, 2000, six of the Company's VLCCs participate in the TI pool.

During the first quarter of 2000, the Company's two foreign flag dry bulk carriers joined a pool consisting of modern Capesize dry bulk carriers.

The earnings of pool vessels are reported on a time charter equivalent (voyage revenues less voyage expenses) basis. For periods prior to the commencement of pool operations, revenues from voyages and voyage expenses of the respective vessels are separately reflected.

In May 2000, a joint venture in which the Company has a 50% interest was formed to bareboat charter in a 1992-built Aframax tanker. The bareboat charter is being accounted for by the joint venture as a capital lease. The Company has provided certain charter guarantees to the joint venture.

In March 2000, the Company acquired a 30% interest in a single-purpose company that purchased a 1993-built VLCC, which also participates in the TI pool. The vessel acquisition was financed by the joint venture through long-term bank financing and approximately $9,750,000 in subordinated shareholder loans. In connection with the bank financing, the shareholders have severally issued guarantees aggregating $6,000,000.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $15,749,000 (three months ended June 30, 2000), $6,785,000 (three months ended June 30, 1999), $21,287,000 (six months ended June 30, 2000) and $12,630,000 (six months ended June 30, 1999), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

Federal income taxes paid during the six months ended June 30, 2000 amounted to $875,000, of which $700,000 related to 1999. No payments of federal income taxes were required or made during the six month period ended June 30, 1999.

Note F - Long-term Debt:

During the second quarter of 2000, the Company repurchased fixed rate debt with an aggregate principal amount of $15,180,000, at a discount of $803,000. Such discount, net of related taxes, has been reported in the Company's statement of income as an extraordinary gain.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including if any of the financial covenants contained in certain of such agreements are not met.

As of June 30, 2000, the Company is a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $200,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 6.1% to 6.4% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $290,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR (6.8% to 7.0% as of June 30, 2000, for a term equal to the swaps' reset frequency). These agreements contain no leverage features and have various maturity dates from mid 2001 to 2008.

Approximately 16% of the net book amount of the Company's vessels, including vessels under construction, and vessels under capital leases, representing three foreign flag and four U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $22,615,000 (six months ended June 30, 2000) and $25,546,000 (six months ended June 30, 1999), excluding capitalized interest.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt (continued):

In April 2000, the Company concluded an unsecured revolving credit agreement that provides for borrowings of up to $350,000,000, on a revolving credit basis, through April 2005. In connection therewith, the Company's existing long-term credit facility was reduced from $600,000,000 to $425,000,000. Amounts outstanding under this new facility bears interest at a spread (currently 112.5 basis points) above LIBOR. The financial covenants contained in this agreement are substantially equivalent to those contained in existing debt agreements.

Note G - Other Income - net:

Other income - net consists of the following:

	IN THOUSANDS
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2000	1999	2000	1999
Investment income:
Interest and dividends	$ 2,539	$ 2,708	$ 4,994	$ 4,946
Gain/(loss) on sale of securities	379	(671)	2,565	(306)
	2,918	2,037	7,559	4,640

Gain on disposal of vessels - net				258
Miscellaneous - net	146	124	826	62
	$ 3,064	$ 2,161	$ 8,385	$ 4,960

Note H - Commitments and Other Comments:

1.

As of June 30, 2000, the Company has commitments for the construction of six double-hulled foreign flag tankers, scheduled for delivery between February 2001 and early 2002, with an aggregate unpaid cost of approximately $102,000,000. Unpaid costs are net of $161,000,000 of progress payments and prepayments. The progress payments and prepayments are covered by refundment guaranties from major U.S. insurance companies.

2.

Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 33,857,000 shares (three months ended June 30, 2000), 36,312,000 shares (three months ended June 30, 1999), 33,778,000 shares (six months ended June 30, 2000) and 36,501,000 shares (six months ended June 30, 1999). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 34,269,000 shares (three months ended June 30, 2000), 36,316,000 shares (three months ended June 30, 1999), 34,094,000 shares (six months ended June 30, 2000) and 36,504,000 shares (six months ended June 30, 1999).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Commitments and Other Comments (continued):

3.

The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $67,000,000 for such foreign currency from July 1, 2000 through 2004.

4.

In February 2000, the Company's Board of Directors amended the 1998 stock option plan, subject to stockholder approval, to increase the number of shares available for grant pursuant to options under such plan from 1,300,000 to 2,800,000. The stockholders approved the amendment to the plan in June 2000.

In February 2000, the Company's Board of Directors granted options covering 700,000 shares under the 1998 stock option plan to senior officers of the Company at $14.625 (the market price at the date of grant), subject to approval by the stockholders of the foregoing amendment to the plan. Compensation expense, based on the excess of the market price on the measurement date (the date stockholders approved the amendment to the plan) over such exercise price, is being recognized over the vesting period.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

OPERATIONS AND FINANCIAL CONDITION

Significant Events

All six of OSG's VLCCs operating in the spot market are trading in the Tankers International ("TI") pool. TI, which commenced operation in February 2000, was established by OSG and five other leading tanker companies to meet the global transportation requirements of international oil companies and other major charterers. The TI pool of 48 modern VLCCs has been able to improve vessel utilization through backhauls, contracts of affreightment and other efficiencies facilitated by the size and quality of its modern VLCC fleet. In the first quarter of 2000, the Company's two foreign flag dry bulk carriers joined a pool consisting of modern Capesize dry bulk carriers.

Operations

Income From Vessel Operations

Revenues and results of vessel operations of the Company are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the markets in which those vessels operate. Freight rates expressed as time charter equivalents ("TCE" - defined as voyage revenues less voyage expenses divided by round-trip voyage days) for major bulk commodities are determined by market forces including local and worldwide demand for such commodities, volumes of trade, distances between sources and destinations of cargoes, and the amount of available tonnage both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the number of newbuilding deliveries and removal of existing tonnage from service. Results in particular periods are also affected by such factors as the mix between voyage and time charters, the time and prevailing rates when charters that are currently being performed were negotiated, the levels of applicable rates and the business available as particular vessels come off existing charters, and the timing of drydocking of vessels.

In the world tanker markets, the improvement in time charter equivalent rates for VLCCs that began in the first quarter of 2000 accelerated in the second quarter as OPEC oil producers continued to export additional quantities of crude needed to replenish refiners' low stocks and meet rising demand. Average TCEs of $40,000 per day in the second quarter on the Middle East -West route were twice as high as in the first quarter, increasing average first half TCEs to 27% above those of the first half of 1999. TCEs rose from $29,000 per day to $41,000 per day in April, where they remained through mid July. Rates then further increased to a year-2000 high of $50,000 per day in early August. Increased long-haul movements from the Middle East to western destinations, and from West Africa and the North Sea to Asian destinations (including China) significantly added to tonnage requirements. With six VLCCs currently trading in the spot market through the TI pool, and two additional VLCCs scheduled for delivery over the next 18 months, OSG is well positioned to benefit from the strong VLCC markets.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

TCEs for Aframax tankers in the Caribbean market (the Company's primary Aframax trading area) began the second quarter at $29,000 per day after rallying from a January low of $11,200 per day, but slipped back to around $19,000 per day by mid April. Seasonal refinery maintenance in Northern Europe and a strike-induced reduction in North Sea output, only partially offset by a modest increase in Venezuelan crude output, led to this weakness in rates. By early May, growing demand for Middle East crude resulted in an overall strengthening of all crude tanker markets and also increased demand for Aframaxes to lighter VLCCs in the U. S. Gulf. This increased demand, magnified by charterers' strong preference for modern tonnage, lent strength to Caribbean Aframax rates, boosting rates to above $39,000 per day by late June. Average TCEs in the first half of 2000 rose to almost $25,000 per day, 64% above the comparable year ago period. As of late July, rates reached new highs for the year of approximately $44,000 per day. The Company's Aframax tanker pool with PDV Marina continues to augment its base of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels.

The VLCC market is predominantly longer-haul voyages which results in a delay in the inclusion in income of the improved rates discussed above. Further, although the Aframax market is not considered long haul, the benefit of the improving rate environment is more fully reflected in periods subsequent to the time when the fixtures were concluded.

After averaging $9,200 per day in each of the previous two quarters, TCEs for product tankers in the Caribbean [for 39s] averaged almost $14,000 per day in the second quarter, their highest level since the first quarter of 1997. Rates on average for the first half of 2000, however, were relatively unchanged from the same year ago period.

For larger (Panamax) product carriers trading to the Far East, average TCEs of $16,000 per day for the first half of 2000 were up 46% over the first half of 1999. Refinery maintenance turnaround in Asia during May and June, and the movement of several product cargoes from Asia to the U. S. West led to a strengthening of rates toward the end of the first half. Increased volumes and a lack of suitable tonnage in the Persian Gulf lifted TCEs further to $24,000 per day by late July.

During the second quarter of 2000, TCEs for large modern Capesize vessels (about 160,000 dwt) attained their highest level in almost five years, just one year after such vessels traded at levels approaching their all-time lows. Average TCEs of about $19,000 per day in the first half of the year more than doubled from the same year ago period. By mid summer, rates were about $21,000 per day. Strong growth in steel production in Japan, developing Asia and Europe has led to increased movements of both iron ore and coking coal while robust world economic growth has increased demand for steam coal.

As one indication of recent trends in various charter markets, set forth below are selected representative average daily spot market TCEs for various types and sizes of vessels in the second quarter and first half of both 2000 and 1999 based on the published reports of Clarkson Research Studies, a well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Furthermore, the

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

conversion of worldscale rates to representative time charter equivalent rates per day requires the assumption of certain parameters for waiting time, port costs, speed and fuel consumption, all of which will vary in actual usage. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during any of the periods.

Average Market Rates by Vessel Type

	2000		1999
Tankers	Second Quarter	Six Months	Second Quarter	Six Months
Modern VLCCs	$ 47,400	$ 36,900	$ 20,700	$ 25,200
Aframaxes (Caribbean market)	26,700	24,200	12,500	14,600
Product carriers (Worldwide)	12,800	11,600	8,900	9,200

Dry Bulk Carriers
Capesize	18,900	18,200	7,200	7,300

Income from vessel operations for the second quarter and first six months of 2000 increased by approximately $12,900,000 and $5,700,000, respectively from the results for the corresponding 1999 periods. The results for the 2000 periods benefited from reductions in general and administrative expenses of approximately $2,000,000 and $2,800,000, respectively, but were adversely affected compared with the 1999 periods, by higher average bunker prices; average bunker prices paid in the first six months of 2000 more than doubled from the same 1999 period.

The $12,900,000 improvement in income from vessel operations for the second quarter of 2000 resulted from significant increases in time charter equivalent rates achieved by all classes of the Company's foreign flag tonnage. VLCCs and modern Aframaxes accounted for $12,600,000 of this improvement as TCEs improved by approximately $7,400 and $10,200 per day, respectively, over the same year ago period. Because six of its VLCCs and all of its Aframaxes trade in the spot market, the Company has significant opportunity to benefit from the most attractive VLCC and Aframax rate environment in almost a decade. Improvements in the results of the foreign flag product carriers, principally in the Panamax class, and the two Capesize bulk carriers, aggregating about $4,800,000, were offset by weaker results from four U. S. flag vessels that are participating in the U. S. grain trades and the impact of the conversion of long-term time charters on five U. S. flag crude carriers to bareboat charters, which is further discussed below. Revenue days for the fleet in the second quarter of 2000 were substantially unchanged from the second quarter of 1999 as the impact of the delivery of two VLCCs was offset by the sale of the Company's three older Suezmaxes in late 1999. These changes to the operating fleet had a net positive impact on income from vessel operations in the second quarter of 2000 due to the strength of the VLCC market.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued)

Year-to-year comparison of results from vessel operations for the first six months of 2000 versus the same 1999 period reflects an improvement of $5,700,000, as against a second quarter comparative improvement of $12,900,000. This is reflective of TCEs achieved by the Company's VLCCs in the first quarter of 2000 that were about $5,000 per day lower than rates earned in the first quarter of 1999. While there was a sharp rise in average TCE rates for VLCCs and Aframaxes late in the first quarter of 2000, first quarter results predominantly reflected fixtures made in the lower rate environment prevailing at the end of 1999 and early 2000. On average for the first half of 2000, TCE rates for the Company's VLCCs were approximately $1,000 per day higher than year ago levels while TCEs for the modern Aframaxes rose by about $3,700 per day. Operating results for the first half of 2000 were negatively impacted by a decline of approximately 450 revenue days from the 1999 period. Such decline, the substantial portion of which occurred in the first quarter, was attributable to the above noted sale of the Company's older Suezmaxes and an increase in idle days for U. S. flag tonnage participating in the U. S. grain trades offset by the delivery of two VLCCs.

The conversion of long-term time charters on five U. S. flag crude carriers in the second quarter of 1999 to bareboat charters, with BP Amoco guarantees, resulted in reductions in TCE revenue in the second quarter and first six months of 2000 of approximately $2,800,000 and $10,500,000, respectively. Vessel running expenses, however, attributable to these five vessels decreased by approximately the same amounts since under bareboat charters such expenses are the responsibility of the charterer. Accordingly, these reductions in revenue had no material effect on income from vessel operations.

The increased time charter hire expense in the 2000 periods reflects the August 1999 sale and leaseback of the five vessels referred to in the preceding paragraph and is net of amortization of the related deferred gain. Such increase in shipping expenses is partially offset by a reduction in depreciation in the second quarter and first six months of 2000 of $2,300,000 and $5,100,000, respectively, resulting from the removal of these five vessels from the balance sheet. The net reductions in results from vessel operations for the second quarter and first six months of 2000 of approximately $2,000,000 and $5,000,000, respectively, are offset by decreases in interest expense resulting from the application of the net proceeds received (from the sale and leaseback transaction) of approximately $170,000,000 to reduce outstanding debt.

Interest Expense

Interest expense decreased in the second quarter and first six months of 2000 principally as a result of increased amounts capitalized in connection with vessel construction. Interest costs before reductions for amounts capitalized increased during the second quarter and first half of 2000 by approximately $1,300,000 and $2,000,000, respectively, compared with the 1999 periods. This resulted from increases in the average interest rate paid on floating rate debt partially offset by decreases of $25,000,000 in the average amount of debt outstanding during both of the 2000 periods. Interest expense is net of amounts capitalized in connection with vessel construction of approximately $3,500,000 (second quarter of 2000), $2,000,000 (second quarter of 1999), $8,000,000 (first half of 2000) and $3,800,000 (first half of 1999). Interest expense reflects $300,000 in each three month period and $600,000 in each six month period of net benefits from interest rate swaps referred to below in Liquidity and Sources of Capital.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Cumulative Effect of Accounting Change

The Company changed its accounting policy effective January 1, 2000, for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method. Prior years' financial statements have not been restated. Net income for the three month and six month periods ended June 30, 2000, includes $4,152,000, net of related income taxes, from the cumulative effect of this change in accounting principle. Assuming the above percentage of completion method had been applied retroactively, the pro forma income before cumulative effect of change in accounting principle would have been $8,050,000, or $.22 per basic and diluted share (three months ended June 30, 1999) and $12,088,000, or $.33 per basic and diluted share (six months ended June 30, 1999).

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new statement effective January 1, 2001. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The portion of a derivative's change in fair value that is deemed not to constitute a hedge will be immediately recognized in earnings. For derivatives that are hedges, depending on the nature of the hedges, changes in the fair value of derivatives will either be offset against changes in fair value of the hedged items or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company believes that the adoption of FAS 133 will not have a material effect on its earnings and financial position.

Liquidity and Sources of Capital

Working capital at June 30, 2000 was approximately $60,200,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $194,000,000 at June 30, 2000. Net cash provided by operating activities in the first six months of 2000 approximated $17,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

In April 2000, the Company concluded an unsecured revolving credit agreement that provides for borrowings of up to $350,000,000, on a revolving credit basis, through April 2005. In connection therewith, the Company's existing long-term credit facility was reduced from $600,000,000 to $425,000,000. This resulted in a net increase in long-term credit availability to $775,000,000, of which $455,000,000 was used at June 30, 2000. The Company also has an unsecured short-term credit facility of $15,000,000, of which $4,000,000 was used at June 30, 2000. This amount has been classified as long-term since it is expected to be refinanced under the long-term credit facilities.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued)

The Company has used interest rate swaps to effectively convert a portion of its debt, including capital lease obligations, either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from mid 2001 to 2008. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen (to minimize the effect of foreign exchange rate fluctuations on reported income) by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates. This will result in the Company receiving approximately $67,000,000 for such foreign currency from July 1, 2000 through 2004.

As of June 30, 2000, the Company has commitments for the construction of six double-hulled foreign flag tankers, scheduled for delivery between February 2001 and early 2002, with an aggregate unpaid cost of approximately $102,000,000. Unpaid costs are net of $161,000,000 of progress payments and prepayments. The progress payments and prepayments are covered by refundment guaranties from major U.S. insurance companies.

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

August 7, 2000

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2000 and for the three month and six month periods ended June 30, 2000 and 1999 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 6, 2000, the stockholders elected twelve directors, each for a term of one year, approved the appointment of Ernst & Young LLP as independent auditors for the year 2000, approved the adoption by the Board of Directors of the amendment to the 1998 Stock Option Plan to increase the number of shares available for grant pursuant to options under the plan from 1,300,000 to 2,800,000, and approved the adoption by the Board of Directors of the Registrant's 2000 Employee Stock Purchase Plan. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. A total of 28,779,507 shares were voted with respect to each of the aforementioned matters, and there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

NUMBER OF SHARES
NAME OF NOMINEE FOR DIRECTOR	VOTED FOR	WITHHELD AUTHORITY TO VOTE

Oudi Recanati	28,729,074	50,433
Morton P. Hyman	28,747,674	31,833
Robert N. Cowen	28,746,532	32,975
Ariel Recanati	28,747,489	32,018
Alan R. Batkin	28,746,674	32,833
Charles Fribourg	28,747,170	32,337
William L. Frost	28,743,627	35,880
Ran Hettena	28,745,627	33,880
Stanley Komaroff	28,746,252	33,255
Solomon N. Merkin	28,747,324	32,183
Joel I. Pickett	28,745,732	33,775
Michael J. Zimmerman	28,747,458	32,049

The resolution to approve the appointment of Ernst & Young LLP as independent auditors was adopted by a vote of 28,768,661 shares in favor, 1,989 shares against and 8,857 shares abstained.

The adoption by the Board of Directors of the amendment to the 1998 Stock Option Plan was approved by a vote of 24,012,933 shares in favor, 4,659,098 shares against and 107,476 shares abstained.

The adoption by the Board of Directors of the Registrant's 2000 Employee Stock Purchase Plan was approved by a vote of 28,707,719 shares in favor, 55,490 shares against and 16,298 shares abstained.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II

Item 6(a).    Exhibits

See Exhibit Index on page 23.

Item 6(b).    Reports on Form 8-K

The Registrant was not required to file any report on Form 8-K during the quarter ended June 30, 2000.

Ernst & Young LLP	787 Seventh Avenue	Phone: 212 773-3000
New York, New York 10019

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2000 and 1999 and the related condensed consolidated statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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
August 7, 2000

OVERSEAS SHIPHOLDING GROUP, INC.

                  AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 10, 2000	Morton P. Hyman
Morton P. Hyman
President and Chief Executive Officer

Date: August 10, 2000	Myles R. Itkin
Myles R. Itkin
Senior Vice President, Chief
Financial Officer and Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.	Amendment to the 1998 Stock Option Plan adopted for employees of the Registrant and its affiliates.

15.	Letter from Ernst & Young LLP.

27.	Financial Data Schedule.

NOTE:	Instruments authorizing long-term debt of the Registrant and subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.