Form 10-Q
period 2000-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2000-11-13
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
SEPTEMBER 30, 2000

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

YES X NO

Common Shares outstanding as of November 8, 2000 - 33,981,538

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS _______________________________________________________________________________________________

	SEPT. 30, 2000	DEC. 31, 1999 *
	(UNAUDITED)
ASSETS

Current Assets:
Cash, including interest-bearing deposits of
$14,259 and $53,451	$ 16,272	$ 56,727
Investments in marketable securities	31,146	32,266
Receivables	41,105	18,456
Prepaid expenses	8,490	13,534
Total Current Assets	97,013	120,983

Capital Construction Fund	205,259	181,933
Vessels, at cost, less accumulated depreciation
of $405,749 and $368,745 - Note F	1,187,132	1,188,348
Vessels Under Capital Leases, less accumulated
amortization of $76,959 and $72,925	45,131	49,165
Investments in Bulk Shipping Joint Ventures - Note D	75,882	75,914
Other Assets	101,431	104,602
	$ 1,711,848	$ 1,720,945
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 4,280	$ 3,073
Sundry liabilities and accrued expenses	32,783	27,188
	37,063	30,261
Current installments of long-term debt	10,889	9,870
Current obligations under capital leases	5,398	5,077
Total Current Liabilities	53,350	45,208

Long-term Debt - Note F	699,212	755,904
Obligations Under Capital Leases	67,838	71,468
Deferred Federal Income Taxes ($94,168 and
$77,877), Deferred Credits and Other Liabilities - Note E	188,408	187,307

Shareholders' Equity - Notes E and H2	703,040	661,058
Commitments and Other Comments - Note H
	$ 1,711,848	$ 1,720,945
* See General Note.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS,
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT. 30, 2000	SEPT. 30, 1999*	SEPT. 30, 2000	SEPT. 30, 1999*
Shipping Revenues:
Revenue from voyages	$ 94,825	$ 84,770	$ 256,067	$ 272,595
Net voyage revenues of vessels operating in certain pools - Note D	34,710		60,712
Voyage expenses	(24,727)	(25,553)	(71,687)	(68,567)
	104,808	59,217	245,092	204,028

Shipping Expenses:
Vessel expenses, including drydock amortization of $3,933, $4,507, $11,922 and $13,430	25,517	25,073	73,219	85,997
Time and bareboat charter hire expenses - Note D	10,106	5,674	26,955	12,339
Depreciation of vessels and amortization of capital leases	14,208	15,112	41,036	45,917
General and administrative	8,575	9,830	26,456	30,536
	58,406	55,689	167,666	174,789
Income from Vessel Operations	46,402	3,528	77,426	29,239
Equity in Results of Bulk Shipping Joint Ventures	2,196	834	2,813	3,520
Operating Income	48,598	4,362	80,239	32,759
Other Income (net) - Note G	4,544	5,766	12,929	10,726
	53,142	10,128	93,168	43,485
Interest Expense	12,827	10,696	35,316	35,412
	40,315	(568)	57,852	8,073
Gain on Planned Vessel Dispositions		3,404		12,404
Income before Federal Income Taxes, Extraordinary Gain and Cumulative Effect of Change in Accounting Principle	40,315	2,836	57,852	20,477
Provision for Federal Income Taxes, reflecting deferred provision of $5,650, $843, $11,420 and $6,993 - Note E	13,550	843	19,820	6,993
Income before Extraordinary Gain and Cumulative Effect of Change in Accounting Principle	26,765	1,993	38,032	13,484
Extraordinary Gain on Early Extinguishment of Debt, net of income taxes of $557, $230 and $557		1,033	573	1,033
Cumulative Effect of Change in Accounting Principle, net of income taxes of $1,800 - Note A			4,152
Net Income	$ 26,765	$ 3,026	$ 42,757	$ 14,517

Basic and Diluted Per Share Amounts - Note H2:
Income before extraordinary gain and cumulative effect of change in accounting principle	$.78	$.06	$1.11	$.37
Extraordinary gain, net of income taxes		$.03	$ .02	$.03
Cumulative effect of change in accounting principle, net of income taxes			$ .12
Net income	$.78**	$.09	$1.25**	$.40
Cash Dividends Declared per Share			$ .45	$.45
* See General Note.
** Basic net income per share is $.79 (three months ended September 30, 2000) and $1.26 (nine months ended September 30, 2000).
(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)
	NINE MONTHS ENDED
	SEPT. 30, 2000		SEPT. 30,1999

Net cash provided by Operating Activities	$ 68,149		$ 34,536

Cash Flows from Investing Activities:
Purchases of marketable securities	(3,857)		(23,303)
Proceeds from sales of marketable securities	3,718		1,645
Additions to vessels, including $23,965 and $142,827 related to vessels under construction	(24,671)	*	(145,440)
Proceeds from sale and leaseback			169,949
Proceeds from sale of vessels held for disposal			48,400
Investments in and advances to bulk shipping joint ventures	(6,764)
Distributions from bulk shipping joint ventures	8,967		14,500
Purchases of other investments	(3,686)		(1,456)
Proceeds from dispositions of other investments	2,924		569
Other - net	(2,636)		(6,545)
Net cash provided by/(used in) investing activities	(26,005)		58,319

Cash Flows from Financing Activities:
Purchases of treasury stock			(29,965)
Issuance of long-term debt			14,000
Payments on long-term debt and
obligations under capital leases	(69,332)		(63,276)
Issuance of common stock upon exercise of stock options	4,707
Cash dividends paid	(15,219)		(16,391)
Other - net	(2,755)		28
Net cash used in financing activities	(82,599)		(95,604)

Net Decrease in Cash	(40,455)		(2,749)
Cash, including interest-bearing
deposits, at beginning of period	56,727		51,005
Cash, including interest-bearing
deposits, at end of period	$ 16,272		$ 48,256

* Net of $11,116 of secured debt in connection with the construction of vessels.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)
						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	(Loss)**	Total
Balance at January 1, 2000	$ 39,591	$ 96,156	$ 618,453	5,918,462	$ (81,098)	$ (12,044)	$ 661,058
Net Income			42,757				42,757
Unrealized Gain on
Available-For-Sale Securities						8,004	8,004
Comprehensive Income							50,761	***
Cash Dividends Declared			(15,219)				(15,219)
Deferred Compensation Related to Options Granted		716					716
Options Exercised and Employee Stock Purchase Plan		532		(309,241)	4,175		4,707
Tax Benefit Related to Options Exercised		1,017					1,017
Balance at September 30, 2000	$ 39,591	$ 98,421	$ 645,991	5,609,221	$ (76,923)	$ (4,040)	$ 703,040

Balance at January 1, 1999	$ 39,591	$ 96,156	$ 625,132	2,809,062	$ (41,869)	$ (11,388)	$ 707,622
Net Income			14,517				14,517
Unrealized (Loss) on
Available-For-Sale Securities						(1,951)	(1,951)
Comprehensive Income							12,566	***
Cash Dividends Declared			(16,391)				(16,391)
Common Stock Acquired				2,370,300	(29,965)		(29,965)
Balance at September 30, 1999	$ 39,591	$ 96,156	$ 623,258	5,179,362	$ (71,834)	$ (13,339)	$ 673,832
*Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
**Represents unrealized gains/(losses) on available-for-sale securities, net of tax.
***Comprehensive income/(loss) was $30,503 and $(2,222) for the three months ended September 30, 2000 and 1999, respectively.
(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

General - As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1999.

The statements as of and for the three month and nine month periods ended September 30, 2000, and for the three month and nine month periods ended September 30,1999 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The statements of income for the three month and nine month periods ended September 30,1999 have been reclassified to conform with the 2000 presentation of certain items.

The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of those for a full fiscal year.

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

Effective January 1, 2000, the Company changed its accounting policy for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method, with voyages being calculated on a discharge-to-discharge basis. Under this method, net voyage revenue is recognized evenly over the period from a vessel's departure from its last discharge port to the projected departure from its next discharge port. The change in revenue recognition policy eliminates fluctuations in income from vessel operations attributable solely to the timing of completion of voyages. Further, the discharge-to-discharge basis is deemed by management to be a more reliable method of recognizing net voyage revenues under the percentage of completion method, since it eliminates uncertainty associated with predicting the actual location of the next load port. The cumulative effect of this change is shown separately in the condensed consolidated statement of income for the nine month period ended September 30, 2000, and resulted in income, net of taxes, of $4,152,000 in the first quarter. The cumulative effect of this change in accounting principle as of January 1, 2000, on the Company's condensed consolidated balance sheet was to increase total assets by $3,749,000, to reduce total liabilities by $403,000 and to increase shareholders' equity by $4,152,000.

Assuming the above percentage of completion method had been applied retroactively, the pro forma income before cumulative effect of change in accounting principle would have been reduced by $1,847,000 to $1,179,000, or $.04 per basic and diluted share, for the three months ended September 30,1999 and by

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Change in Accounting for Voyage Revenue (continued):

$1,250,000 to $13,267,000, or $.37 per basic and diluted share, for the nine months ended September 30, 1999.

Note B - Segment Reporting:

The Company has five reportable segments: foreign flag VLCCs (very large crude carriers), Aframaxes and products carriers, and U. S. flag tankers and dry bulk carriers. Following the disposal of certain older tonnage in 1999, the Company revised its reportable segments in the first quarter of 2000. Segment information as of and for the three months and nine months ended September 30,1999 has been reclassified to conform to the revised presentation. Information about the Company's reportable segments as of and for the three month and nine month periods ended September 30, 2000 and 1999 follows:

	Foreign flag			U.S. flag
			Products		Dry bulk
In thousands	VLCCs	Aframaxes	carriers	Tankers	carriers	All other	Totals
Three months ended September 30, 2000:
Shipping revenues	$ 36,281**	$ 37,726	$ 20,571	$ 9,904	$ 12,377	$ 12,676	$ 129,535
Income from vessel operations	24,136	17,067	6,758	3,167	560	3,289	54,977*
Equity in results of bulk shipping joint ventures	768	1,403				25	2,196
Total assets at September 30, 2000	700,198	351,251	103,190	3,659	18,041	177,996	1,354,335

Nine months ended September 30, 2000:
Shipping revenues	77,081**	91,236	53,008	29,714	32,070	33,670	316,779
Income from vessel operations	42,690	29,750	13,366	9,640	1,230	7,206	103,882*
Equity in results of bulk shipping joint ventures	1,129	1,670		642		(628)	2,813

Three months ended September 30,1999:
Shipping revenues	17,914**	17,743	10,479	10,163	8,874	19,597	84,770
Income/ (loss) from vessel operations	2,658	(630)	1,307	5,259	1,865	2,899	13,358*
Equity in results of bulk shipping joint ventures	924					(90)	834
Total assets at September 30,1999	679,463	329,997	117,027	11,160	17,772	210,884	1,366,303

Nine months ended September 30,1999:
Shipping revenues	54,121**	60,175	35,754	40,795	28,781	52,969	272,595
Income from vessel operations	15,288	5,192	6,465	19,272	5,298	8,260	59,775*
Equity in results of bulk shipping joint ventures	3,342					178	3,520
*	Segment totals are before general and administrative expenses, investment income and interest expense. The 1999 disclosures have been restated to conform with the 2000 presentation.

**

Year 2000 revenues are primarily reported on a time charter equivalent basis, which is net of voyage expenses, due to the participation of six vessels in the Tankers International pool (see Note D); in the 1999 periods, revenues are reported before reduction for voyage expenses of $4,382 (third quarter) and $9,478 (first nine months).

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Segment Reporting (continued):

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	IN THOUSANDS AS OF
	SEPT. 30, 2000	SEPT. 30,1999
Total assets of all segments	$ 1,354,335	$ 1,366,303
Corporate cash and securities, including capital construction fund	252,227	260,274
Other unallocated amounts	105,286	79,432
Consolidated total assets	$ 1,711,848	$ 1,706,009

Note C - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. dollars, follows:

	IN THOUSANDS AS OF
	SEPT. 30, 2000	DEC. 31, 1999
Current assets	$ 38,040	$ 26,179
Vessels, net	1,134,209	1,132,973
Other assets	122,204	105,759
	1,294,453	1,264,911
Current installments of long-term debt, including
intercompany of $66,800 in 2000 and 1999	77,689	76,670
Other current liabilities	9,988	13,487
Total current liabilities	87,677	90,157
Long-term debt (including intercompany of $83,500
and $133,600), deferred credits and other liabilities	381,033	425,388
	468,710	515,545
Net assets	$ 825,743	$ 749,366

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Bulk Shipping Joint Ventures and Certain Pooling Arrangements:

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

In October 2000, the Company disposed of one of its U. S. flag tankers included in the August 1999 sale and leaseback transaction. This will result in an after-tax gain (representing the unamortized balance of the previously deferred gain) of approximately $12,800,000 in the fourth quarter.

In December 1999, the Company and five other leading tanker companies established Tankers International LLC ("TI") to pool their VLCC fleets. TI, which commenced operations in February 2000, commercially manages a fleet of exclusively modern VLCCs. TI was formed to meet the global transportation requirements of international oil companies and other major charterers. As of September 30, 2000, six of the Company's VLCCs participate in the TI pool. The Company's two VLCC newbuildings are scheduled to enter the pool upon delivery in 2001.

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

During the first quarter of 2000, the Company and two other major vessel owners agreed to pool their modern Capesize dry bulk carriers. The pool currently commercially manages a fleet of approximately 50 vessels, including the Company's two foreign flag dry bulk carriers. In addition, the Company and other pool members have interests in a number of short-term time charters-in that also participate in the pool.

The earnings of VLCCs and Capesize dry bulk carriers operating in pools are reported on a time charter equivalent (voyage revenues less voyage expenses) basis. For periods prior to the commencement of pool operations, revenues from voyages and voyage expenses of these vessels are separately reflected.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Bulk Shipping Joint Ventures and Certain Pooling Arrangements (continued):

In May 2000, the Company invested $1,500,000 for a 50% interest in a newly formed joint venture which bareboat chartered-in a 1992-built Aframax tanker that is being accounted for as a capital lease. The Company has provided certain charter guarantees to the joint venture; daily time charter equivalent earnings in excess of an agreed amount are for the Company's benefit.

Note E - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income/(loss), substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $38,944,000 for the three months ended September 30, 2000, $(4,735,000) for the three months ended September 30,1999, $60,231,000 for the nine months ended September 30, 2000 and $7,895,000 for the nine months ended September 30,1999, before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

Federal income taxes paid during the nine months ended September 30, 2000 amounted to approximately $1,850,000, of which $950,000 related to 1999. No payments of federal income taxes were required or made during the nine month period ended September 30,1999.

Note F - Long-term Debt:

In June 2000, the Company repurchased fixed rate debt with an aggregate principal amount of $15,180,000, at a discount of $803,000. Such discount, net of related taxes, has been reported in the Company's statement of income as an extraordinary gain.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

As of September 30, 2000, the Company is a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $200,000,000, pursuant to which it pays LIBOR and receives fixed rates ranging from 6.1% to 6.4% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $285,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR (6.8% as of September 30, 2000, for a term equal to the swaps' reset frequency). These agreements contain no leverage features and have various maturity dates from mid 2001 to 2008.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note F - Long-term Debt (continued):

Approximately 16% of the net book amount of the Company's vessels and vessels under capital leases, representing three foreign flag and four U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $31,638,000 (nine months ended September 30, 2000) and $31,433,000 (nine months ended September 30,1999), excluding capitalized interest.

In April 2000, the Company concluded an unsecured revolving credit agreement that provides for borrowings of up to $350,000,000, on a revolving credit basis, through April 2005. In connection therewith, the Company's existing long-term credit facility was reduced from $600,000,000 to $425,000,000. Amounts outstanding under this new facility bear interest at a spread (currently 112.5 basis points) above LIBOR. The financial covenants contained in this agreement are substantially equivalent to those contained in existing debt agreements.

Note G - Other Income - net:

Other income - net consists of the following:

	IN THOUSANDS
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2000	1999	2000	1999
Investment income:
Interest and dividends	$ 2,614	$ 2,489	$ 7,608	$ 7,435
Gain on sale of securities	1,984	702	4,549	396
	4,598	3,191	12,157	7,831
Gain on early termination of interest rate swaps		2,804		2,804
Gain on disposal of vessels - net				258
Miscellaneous - net	(54)	(229)	772	(167)
	$ 4,544	$ 5,766	$ 12,929	$ 10,726

Note H - Commitments and Other Comments:

1.

As of September 30, 2000, the Company has commitments for the construction of six double hulled foreign flag tankers, scheduled for delivery between February 2001 and early 2002, with an aggregate unpaid cost of approximately $95,600,000. Unpaid costs are net of $167,400,000 of progress payments and prepayments. The progress payments and prepayments are covered by refundment guaranties from major U.S. insurance companies.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Commitments and Other Comments (continued):

2.

Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 33,941,000 shares (three months ended September 30, 2000), 36,004,000 shares (three months ended September 30, 1999), 33,833,000 shares (nine months ended September 30, 2000) and 36,334,000 shares (nine months ended September 30, 1999). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 34,492,000 shares (three months ended September 30, 2000), 36,022,000 shares (three months ended September 30,1999), 34,275,000 shares (nine months ended September 30, 2000) and 36,349,000 shares (nine months ended September 30,1999).

3.

The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen by entering into currency swaps with a major financial institution that will result in the Company receiving approximately $64,000,000 for such foreign currency from October 1, 2000 through 2004.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

OPERATIONS AND FINANCIAL CONDITION

Significant Events

All six of OSG's VLCCs operating in the spot market are trading in the Tankers International ("TI") pool. TI, which commenced operation in February 2000, was established by OSG and five other leading tanker companies to meet the global transportation requirements of international oil companies and other major charterers. The TI pool of more than 50 modern VLCCs has been able to improve vessel utilization through backhauls, contracts of affreightment and other efficiencies facilitated by the size and quality of its modern VLCC fleet. In the first quarter of 2000, the Company's two foreign flag dry bulk carriers joined a pool consisting of modern Capesize dry bulk carriers.

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

In the world tanker markets during the first nine months of 2000, time charter equivalent rates for VLCCs on the Middle East-West route averaged more than $36,000 per day for the period, 82% above the same period in 1999. After beginning the year near the $13,000 per day level, rates trended higher, rising to average close to $19,000 in the first quarter, $40,000 in the second quarter and $51,000 in the third quarter. Rates continued to move higher into the fourth quarter, trading above the $60,000 per day level in late October. The need to replenish depleted oil stocks in major oil consuming nations coupled with rising world oil demand, particularly in Asia, were major factors that brought about a series of increases in Middle East OPEC crude output, providing a significant boost for VLCC employment. China and India, in particular, recorded large increases in their crude oil imports. As a member of TI, OSG benefited substantially from China's sizable increase in crude oil purchases from such long haul origins as the Middle East and West Africa. With six VLCCs currently trading in the spot market through the TI pool, and two additional VLCCs scheduled for delivery over the next 15 months, OSG is well positioned to benefit from the strong VLCC markets.

The VLCC market predominantly entails longer-haul voyages. Accordingly, in a rising rate environment, such as that which prevailed in the first nine months of 2000, there is typically a lag before an increase in rates is fully reflected in actual vessel results.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

Rates for Aframax tankers in the Caribbean (the Company's primary Aframax trading area) climbed dramatically during the first three quarters of 2000 to average $27,000 per day for the period, twice the rate of the similar 1999 period. While average Aframax TCE rates moved successively higher in each quarter, they were more volatile than VLCC rates. Aframax TCE rates began the year in a sharp decline to almost the $11,000 per day level followed by a strong rise through the end of March to near $30,000 per day, reflecting heavy spot liftings of North Sea output. As seasonal refinery maintenance in Europe took effect in April and competing supplies from the Middle East increased, rates declined to around $19,000 per day. TCEs then rose to $44,000 per day by late July as large tanker utilization rates approached historically high levels and Aframaxes were increasingly employed to lighter VLCCs in the U.S. Gulf. An easing in tanker supply tightness by mid-August and renewed North Sea maintenance pushed rates down to $15,500 per day by early September. A strong recovery ensued, however, as an active lightering program in the U.S. Gulf coinciding with rising production in key Aframax load regions, lifted rates to new highs of near to $50,000 per day by late October. The Company's Aframax tanker pool with PDV Marina continues to complement its baseload of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels.

During the first nine months of 2000, TCEs for products carriers in the Caribbean averaged almost $14,000 per day compared to $10,700 per day in the same 1999 period. TCE rates began to rise into the second quarter, from a low of $7,000 per day in mid January to $16,000 per day in April. This strengthening in rates was due to a lack of suitable clean tonnage in the Caribbean, much of which was drawn to the Middle East where loadings to Far East destinations were heavy. Rates continued to rise into the third quarter, reaching $25,600 per day by late September as consumers in the U.S. and Europe attempted to secure heating oil supplies ahead of winter. The announcement of the release of 30 million barrels of crude from the Strategic Petroleum Reserves in late September contributed to a weakening in TCE rates to $17,500 per day by late October.

Average rates for larger (Panamax) products carriers trading to the Far East during the first three quarters of 2000 showed an increase of 64% relative to the comparable 1999 period. Strong Asian oil demand growth in the face of unscheduled refinery maintenance and startup problems, supported a rise in TCE rates from $11,500 per day at the start of the year to $18,500 per day by the end of the first quarter. Increases in product tanker activity on the Middle East-to-Japan route and in the movement of gasoline cargoes from Asia to the U.S. West Coast, where certain blends were in scarce supply, served to support rates, which rose to $27,000 per day by late October, their highest level in at least nine years.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued)

TCE rates for large modern Capesize vessels (about 160,000 dwt) continued to rise in the third quarter, sustaining an uptrend that began in the summer of 1999. Rates averaged approximately $19,000 per day in the first nine months of the year, or more than twice the average rate in the similar 1999 period. Strong growth in steel production in Asia and Europe led to a corresponding increase in iron ore movements, providing a boost to rates, even during the normally slower summer season. During the third quarter, rates climbed to over $24,000 per day, which is where they stood in late October, their highest level in at least the last four years. The Company's two foreign flag dry bulk carriers participate in a pool consisting of approximately 50 modern Capesize dry bulk carriers.

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market TCEs for various types and sizes of vessels in the third quarter and first nine months of both 2000 and 1999 based on the published reports of Clarkson Research Studies, a well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Furthermore, the conversion of worldscale rates to representative time charter equivalent rates per day requires the assumption of certain parameters for waiting time, port costs, speed and fuel consumption, all of which will vary in actual usage. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during any of the periods.

                                                             Average Market TCE Rates by Vessel Type

	2000		1999
Tankers	Third Quarter	Nine Months	Third Quarter	Nine Months
Modern VLCCs	$ 65,100	$ 46,300	$ 17,700	$ 22,700
Aframaxes (Caribbean market)	31,800	26,700	10,500	13,200
Product carriers (Worldwide)	16,100	13,100	7,700	8,700

Dry Bulk Carriers
Capesize	20,200	18,900	9,500	8,100

Income from vessel operations for the third quarter and first nine months of 2000 increased by approximately $42,900,000 and $48,200,000, respectively from the results for the corresponding 1999 periods. The results for the 2000 periods benefited from reductions in general and administrative expenses of approximately $1,200,000 and $4,100,000, respectively from continuing cost reduction programs. Significantly higher average bunker prices in the 2000 periods partially offset the benefit of increases in TCE revenues; average bunker prices paid in the first nine months of 2000 rose more than 70% from the same 1999 period.

The $42,900,000 improvement in income from vessel operations for the third quarter of 2000 resulted from significant increases in time charter equivalent rates achieved by all classes of the Company's foreign flag tonnage. VLCCs and modern Aframaxes accounted for $34,100,000, or 79%, of this improvement as TCEs improved by approximately $25,600 and $21,600 per day, respectively, over the same year ago period. Because six of its VLCCs and all of its Aframaxes trade in the spot market, the Company has significant opportunity to further benefit from the most attractive VLCC and Aframax rate environment in more than 25 years. Foreign

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued)

flag products carriers, principally the Panamax class, and the two Capesize bulk carriers contributed $5,200,000 and $2,400,000 to the improvement in results for the quarter, as TCEs rose by approximately $7,100 and $12,600 per day, respectively. Weaker results from two U. S. flag tankers that are now participating in the U. S. grain trades reduced results from vessel operations for the third quarter of 2000 compared with the same 1999 period. See discussion below concerning the impact of the conversion of long-term time charters on five U. S. flag crude carriers to bareboat charters. Revenue days for the fleet in the third quarter of 2000 were substantially unchanged from the third quarter of 1999; 184 days attributable to the delivery of two VLCCs in the first half of 2000 and 130 fewer days for drydockings and repairs were offset by the sale of the Company's three older Suezmaxes in late 1999.

The $48,200,000 improvement in income from vessel operations for the first nine months of 2000 resulted from the above-mentioned significant improvement in TCE rates for all classes of the Company's foreign flag fleet. This improvement was partially offset by weaker results achieved by the Company's foreign flag fleet in the first quarter of 2000 compared with the first quarter of 1999. While there was a sharp rise in average TCE rates for VLCCs and Aframaxes late in the first quarter of 2000, first quarter results predominantly reflected fixtures made in the lower rate environment prevailing at the end of 1999 and early 2000. VLCCs and modern Aframaxes accounted for $46,000,000, or 95%, of the improvement in the nine month results, as TCEs improved by approximately $8,400 and $10,800 per day, respectively, over the same year ago period. On average for the first nine months of 2000, TCE rates for the Company's foreign flag products carriers were approximately $3,200 per day higher than year ago levels while TCEs for the Capesize bulk carriers rose by about $7,900 per day. Weaker results from the four U. S. flag vessels participating in the U. S. grain trades reduced income from vessel operations by approximately $5,300,000 for the first nine months of 2000 compared with the same 1999 period. See discussion below for the impact of the conversion of long-term time charters to bareboat charters. Operating results for the first nine months of 2000 reflect a decline of approximately 500 revenue days from the 1999 period. Such decline, the substantial portion of which occurred in the first quarter, was attributable to the above noted sale of the Company's older Suezmaxes and an increase in idle days for U. S. flag tonnage participating in the U. S. grain trades partially offset by the delivery of two VLCCs.

The conversion of long-term time charters on five U. S. flag crude carriers in the second quarter of 1999 to bareboat charters, with BP Amoco guarantees, resulted in reductions in TCE revenues in the first nine months of 2000 (all in the first half of 2000) of approximately $10,500,000. Vessel running expenses, however, attributable to these five vessels decreased by approximately the same amount since under bareboat charters such expenses are the responsibility of the charterer. Accordingly, these reductions in revenue had no material effect on income from vessel operations.

The increased time charter hire expense in the 2000 periods principally reflects the August 1999 sale and leaseback of the five vessels referred to in the preceding paragraph and is net of amortization of the related deferred gain. Such increase in shipping expenses is partially offset by a reduction in depreciation in the third quarter and first nine months of 2000 of $1,400,000 and $6,500,000, respectively, resulting from the removal of these five vessels from the balance sheet. The net reductions in results from vessel operations for the third quarter and first nine months of 2000 of approximately $2,000,000 and $7,000,000, respectively, are offset by decreases in interest expense resulting from the application of the net proceeds received (from the sale and leaseback transaction) of approximately $170,000,000 to reduce outstanding debt.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense

Interest expense increased in the third quarter of 2000 versus the third quarter of 1999 principally as a result of an increase of 150 basis points in the average rate paid on floating rate debt (approximately 7.4% for the third quarter of 2000) and an increase of approximately $40,000,000 in the average amount of debt outstanding during the 2000 quarter. (The 1999 quarter reflected the application of the proceeds of approximately $170,000,000 from the August 1999 sale and leaseback transaction to reduce amounts then outstanding under the revolving credit facilities.) Such increases were partially offset by increased amounts capitalized in connection with vessel construction. Interest expense was relatively unchanged for the first nine months of 2000 compared with the comparable 1999 period as an increase of 140 basis points in the average rate paid on floating rate debt (approximately 7.1% for the first nine months of 2000) was offset by increased amounts capitalized in connection with vessel construction. Interest expense is net of amounts capitalized in connection with vessel construction of approximately $3,300,000 (third quarter of 2000), $2,600,000 (third quarter of 1999), $11,300,000 (first nine months of 2000) and $6,400,000 (first nine months of 1999). Interest expense also reflects $200,000 (third quarter of 2000), $500,000 (third quarter of 1999), $800,000 (first nine months of 2000) and $1,100,000 (first nine months of 1999) of net benefits from interest rate swaps referred to below in Liquidity and Sources of Capital.

Cumulative Effect of Accounting Change

The Company changed its accounting policy effective January 1, 2000, for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method. Prior years' financial statements have not been restated. Net income for the nine month period ended September 30, 2000, includes $4,152,000, net of related income taxes, from the cumulative effect of this change in accounting principle. Assuming the above percentage of completion method had been applied retroactively, the pro forma income before cumulative effect of change in accounting principle would have been reduced by $1,847,000 to $1,179,000, or $.04 per basic and diluted share, for the three months ended September 30, 1999 and by $1,250,000 to $13,267,000, or $.37 per basic and diluted share, for the nine months ended September 30, 1999.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital

Working capital at September 30, 2000 was approximately $43,700,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $205,000,000 at September 30, 2000. Net cash provided by operating activities in the first nine months of 2000 approximated $68,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

In April 2000, the Company concluded an unsecured revolving credit agreement that provides for borrowings of up to $350,000,000, on a revolving credit basis, through April 2005. In connection therewith, the Company's existing long-term credit facility was reduced from $600,000,000 to $425,000,000. This resulted in a net increase in long-term credit availability to $775,000,000, of which $417,000,000 was used at September 30, 2000. The Company also has an unsecured short-term credit facility of $15,000,000, all of which was unused at September 30, 2000.

The Company has used interest rate swaps to effectively convert a portion of its debt, including capital lease obligations, either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from mid 2001 to 2008. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen (to minimize the effect of foreign exchange rate fluctuations on reported income) by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates. This will result in the Company receiving approximately $64,000,000 for such foreign currency from October 1, 2000 through 2004.

As of September 30, 2000, the Company has commitments for the construction of six double-hulled foreign flag tankers, scheduled for delivery between February 2001 and early 2002, with an aggregate unpaid cost of approximately $95,600,000. Unpaid costs are net of $167,400,000 of progress payments and prepayments. The progress payments and prepayments are covered by refundment guaranties from major U.S. insurance companies.

Risk Management

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner,

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued)

the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

November 1, 2000

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2000 and for the three month and nine month periods ended September 30, 2000 and 1999 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II

Item 6(a).       Exhibits

See Exhibit Index on page 23.

Item 6(b).       Reports on Form 8-K

The Registrant was not required to file any report on Form 8-K during the quarter ended September 30, 2000.

Ernst & Young LLP	787 Seventh Avenue	Phone: 212 773-3000
New York, New York 10019

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2000 and 1999 and the related condensed consolidated statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

November 1, 2000

OVERSEAS SHIPHOLDING GROUP, INC.

                 AND SUBSIDIARIES

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 10, 2000	S/Morton P. Hyman
Morton P. Hyman
President and Chief Executive Officer

Date: November 10, 2000	S/Myles R. Itkin
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