Form 10-K
period 2000-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2001-03-23
CIK 75208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ________________ to ________________.

                         Commission File Number 1-6479-1

                        OVERSEAS SHIPHOLDING GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-2637623
   -------------------------------                ----------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

 511 Fifth Avenue, New York, New York                      10017
----------------------------------------          -----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 212-935-4100

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
  Title of each class                             on which registered
  ----------------------------------------        ----------------------------
  Common Stock (par value $1.00 per share)        New York Stock Exchange
                                                  Pacific Exchange, Inc.

      Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 16, 2001 was $704,740,000, based on the closing price of $25.32 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

      As of March 16, 2001, 34,080,424 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for 2000 are incorporated by reference in Part I and portions of the registrant's definitive proxy statement to be filed by the registrant in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
          Item 1.  Business.................................................   1
                   Overview.................................................   1
                   Operations...............................................   3
                      Fleet.................................................   5
                      International Fleet Operations........................   5
                      Domestic Fleet Operations.............................   6
                   Competition..............................................   7
                   Environmental Matters Relating to Bulk Shipping..........   8
                      OPA 90................................................   8
                      International Requirements............................   9
                      Insurance.............................................   9
                   Global Bulk Shipping Markets.............................   9
                      Demand Increases as Oil Prices and Production Rise....   9
                      VLCC Scrapping Declines; Orderbook Grows..............  10
                      Aframaxes and Products Carriers.......................  10
                   Forward-Looking Statements...............................  11
          Item 2.  Properties...............................................  11
          Item 3.  Legal Proceedings........................................  11
          Item 4.  Submission of Matters to a Vote of Security Holders......  11
                   Executive Officers of the Registrant.....................  12

PART II
          Item 5.  Market for Registrant's Common Equity and Related
                   Stockholder Matters......................................  13
          Item 6.  Selected Consolidated Financial Data.....................  13
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................  15
                   Significant Events.......................................  15
                   Operations...............................................  15
                      Income from Vessel Operations.........................  15
                      Equity in Results of Bulk Shipping Joint Ventures.....  18
                      Other Income..........................................  19
                      Interest Expense......................................  19
                      Provision for Federal Income Taxes....................  19
                   Cumulative Effect of Accounting Change...................  20
                   New Accounting Standard..................................  20
                   Liquidity and Sources of Capital.........................  20
                   Risk Management..........................................  21
                   Interest Rate Sensitivity................................  22
          Item 7A. Quantitative and Qualitative Disclosures about Market
                   Risk.....................................................  22
          Item 8.  Financial Statements and Supplementary Data..............  23
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure......................  48

PART III
          Item 10. Directors and Executive Officers of the Registrant.......  48
          Item 11. Executive Compensation...................................  48
          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management...............................................  48
          Item 13. Certain Relationships and Related Transactions...........  48

PART IV
          Item 14. Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K..............................................  48
Signatures..................................................................  52

                                     PART I

ITEM 1. BUSINESS

Overview

      Overseas Shipholding Group, Inc. (together with its subsidiaries, "OSG" or the "Company") constitutes one of the largest independent bulk shipping companies in the world. As of January 1, 2001, the Company was the ninth largest tanker owner in terms of carrying capacity. OSG owns and operates a modern fleet of 43 vessels that transport primarily crude oil and petroleum products. As of March 2, 2001, the Company's operating bulk fleet had an aggregate carrying capacity of approximately 5.6 million deadweight tons ("dwt"), including four ships aggregating approximately 1.0 million dwt that the Company owns jointly with others and in which the Company owns interests approximating 50%. Eleven vessels in the Company's operating bulk fleet, totaling 703,300 dwt, are registered under the U.S. flag; the balance is registered under foreign flags. The Company's fleet includes four vessels that are leased from financial institutions under bareboat charters having remaining terms of three to eleven years. A total of 36 tankers account for 90% of the aggregate tonnage, and six dry bulk carriers (including two tankers that carry grain) and a pure car carrier account for the remainder. The Company has on order four double-hulled Very Large Crude Carriers ("VLCCs") totaling 1.24 million dwt, and four wide-bodied, shallow-draft, double-hulled Aframax tankers ("Aframaxes") aggregating 444,000 dwt, for delivery in August 2001 through early-January 2004.

      The Company charters its ships to commercial customers and U.S. and foreign governmental agencies (including organizations associated with governmental agencies or government-sponsored programs) for the carriage of bulk commodities, primarily crude oil and petroleum products, and also grain, coal and iron ore. The Company seeks to foster valuable long-term relationships with international oil companies and other charterers by emphasizing innovation, service, safety and reliability.

      Generally, each ship is chartered for a specific voyage or voyages ("voyage charter") or for a specific period of time ("time charter"). Under the terms of voyage and time charters covering the Company's vessels, the ships are operated and manned by the Company. The Company has also chartered out five of its vessels on bareboat charters. Under the terms of bareboat charters, the ships are chartered for fixed periods of time (generally medium or long-term) during which they are operated and manned by the charterer. In addition, the Company has from time to time chartered in tonnage under arrangements where the vessels are owned and operated by third parties.

      The Company's shipping revenues reflect the supply of and demand for vessels of the types and sizes owned and operated by the Company in the markets in which those vessels operate. The rates the Company is able to obtain for its vessels are determined by market forces such as local and worldwide demand for the commodities carried, volumes of trade, distances that the commodities must be transported and the amount of available carrying capacity both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the volume of newbulding deliveries and the level of scrapping of existing tonnage. Revenues for particular periods are also affected by such factors as the mix between voyage and time charters, the prevailing rates at the time when charters that are currently being performed were negotiated, the levels of applicable rates and the business available as particular vessels come off existing charters, and the timing of drydocking of vessels.

      A majority of the Company's net shipping revenues is derived from voyage charters. Voyage charters constituted 76% of the Company's net shipping revenues in 2000, compared with 62% in 1999 and 53% in 1998. Accordingly, the Company's net shipping revenues are significantly affected by the prevailing spot market rates. Time charter revenues represented 13% of the Company's net shipping revenues in 2000, compared with 26% in 1999 and 46% in 1998. Bareboat charter revenues constituted 11% of the Company's net shipping revenues in 2000, compared with 12% in 1999 and 1% in 1998. The increase in the proportion of net shipping revenues from bareboat charters in 2000 and 1999 compared with 1998 is principally attributable to the Company's bareboat charter of five U.S. flag vessels to Alaska Tanker Company, LLC in the second quarter of 1999. These vessels were previously time chartered to BP Amoco p.l.c. ("BP"), discussed later under "Operations - Domestic Fleet Operations" on page 7. The conversion from time charters to bareboat charters of these five vessels allowed the Company to lock in core U.S. flag tanker earnings averaging $15 million per year through 2005 (subsequently reduced to $12 million per year after the sale of one of these five vessels in October 2000). The conversion to bareboat charters reduced both net shipping revenues and vessel operating expenses by approximately the same amount and had no material effect on income from vessel operations.

      Net shipping revenues from carriage of crude oil and petroleum products represented approximately 86% of the net shipping revenues of the Company in both 2000 and 1999 and 93% in 1998. The decrease in the proportion of net shipping revenues derived from the carriage of crude oil in 2000 and 1999 compared with 1998 is principally attributable to the Company's sale of nine older, less efficient tankers (including three held in joint ventures) during 1999 and 2000, and the participation in the U.S. grain trades of two older U.S. flag tankers that are no longer permitted to carry oil.

      As of March 2, 2001, all of the vessels in the Company's fleet were employed. A total of 36 of these vessels were chartered to non-governmental commercial customers. These 36 ships include eight U.S. flag ships and 28 foreign flag ships, which together represent approximately 91% of the combined carrying capacity of the Company's fleet. Of the remaining ships in the Company's fleet, three U.S. flag ships and four foreign flag ships were under charter to foreign or U.S. governmental agencies. The Company's foreign flag VLCCs, Aframaxes and bulk carriers are commercially operated through vessel pools in which the Company is a founding member.

      During 2000, the Company continued to pursue opportunities to benefit from the trend toward consolidation in the tanker business through participation in major commercial alliances. In December 1999, the Company and five other leading tanker companies formed Tankers International LLC to pool the commercial operation of their modern VLCC fleets. Tankers currently manages 50 VLCCs. The Company also has an Aframax pooling arrangement with PDV Marina, the marine transportation subsidiary of the Venezuelan state oil company. This pool currently manages 21 Aframaxes in the Atlantic Basin. The size and scope of these pools enables them to enhance vessel revenues through combination voyages which generate higher vessel utilization rates and higher effective time charter equivalent rates than are otherwise attainable in the spot market. For additional information concerning these pools, see "Operations - International Fleet Operations" on pages 5 and 6.

      Along with such revenue-enhancement initiatives realized through the commercial consolidation of tonnage, the Company has materially reduced overhead and operating costs. The Company has reduced organizational layers to streamline decision making, transferred functions from high cost labor areas to lower cost areas, outsourced functions where appropriate and renegotiated service and supply contracts. Through fully integrated shoreside and shipboard automation, the Company has been able to improve the speed and quality of information provided to its customers and other user groups, while simultaneously reducing the number of shore staff by one-third. All aspects of vessel operations are continuously reviewed to ensure that the Company's vessels conform with best industry practices. Third parties provide technical management for certain of the Company's vessels held in joint ventures, thus affording the Company the opportunity for continuous comparison of its operations with those of other parties. To date, the Company's cost reduction initiatives have generated aggregate annualized savings of $40 million.

      The Company has undertaken a $750 million, 16-vessel fleet renewal program. The program will position OSG with one of the industry's most modern fleets, at the same time as major charterers are demonstrating a preference for modern tonnage based on concerns about the environmental risks associated with older vessels. Upon completion of the program, 93% of OSG's foreign flag tanker fleet will be double-hulled, double-sided or double-bottomed. The acquisition of these vessels at prices well below those prevailing today will afford the Company significant competitive advantage. The program consists of 12 newbuildings, of which four have been delivered (two in 2000 and two in February 2001), and the acquisition of four modern second-hand vessels, three of which had been delivered by March 2, 2001 (two in 2000 and one in late-February 2001). The eight remaining newbuildings on order consist of four double-hulled VLCCs and four wide-bodied, shallow-draft, double-hulled Aframaxes. All of these vessels are being built to exacting specifications that are designed to ensure that the vessels operate safely and reliably, consistent with the Company's commitment to the protection of the environment. The Company's newbuilding program positions it with one of the most modern VLCC and Aframax fleets in the industry.

      For information about the world tanker fleet in 2000, see "Global Bulk Shipping Markets" on pages 9 through 11.

      During the past three years, the Company has been able to modernize its fleet and prepay 65% of its $750 million capital commitment for its fleet renewal program, while it has reduced its liquidity adjusted debt-to-capital ratio to 45.5%, the lowest ratio in the last five years. (For this purpose, the Company's liquidity adjusted debt is defined as the Company's debt reduced by the Company's cash, marketable securities and the tax adjusted balance in the Capital Construction Fund.) Since the beginning of 1997, the Company has reduced its liquidity adjusted indebtedness by $250 million through the sale of its cruise investment, the completion of its dry bulk disposal program, a $170 million, off-balance sheet financing relating to its U.S. flag Alaskan tanker fleet, the sale of nine of its oldest tankers and funds generated from operations. This decrease in liquidity adjusted indebtedness positions the Company to take advantage of market opportunities as they present themselves.

      As of December 31, 2000, the Company had approximately 1,570 employees, including 1,350 seagoing personnel and 220 shore staff. The Company has collective bargaining agreements with three different maritime unions, covering seagoing personnel employed on the Company's U.S. flag vessels. These agreements are in effect through June 15, 2001 with two of the unions and through June 15, 2005 with one of the unions. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. The Company believes that its relations with its employees are satisfactory.

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

      The Company's five reportable segments consist of foreign flag VLCCs, Aframaxes, and products carriers, and U.S. flag tankers and dry bulk carriers. The following chart reflects net shipping revenues by segment category for each year in the three year period ended December 31, 2000:

                                        Percentage of Net Shipping Revenues
                                    --------------------------------------------
                                    2000                1999                1998
                                    ----                ----                ----
Foreign Flag                        69.9                51.3                53.7
         VLCCs                      31.9                21.3                23.3
         Aframaxes                  22.6                16.4                17.4
         Products Carriers          15.4                13.6                13.0
U.S. Flag                           16.7                28.8                29.1
         Tankers                    10.0                20.0                26.4
         Dry Bulk Carriers           6.7                 8.8                 2.7
Other                               13.4                19.9                17.2

      The increase in the relative contribution to net shipping revenues from the foreign flag tankers segments in 2000 resulted primarily from significant increases in time charter equivalent rates (defined as voyage revenues less voyage expenses divided by round-trip voyage days) for foreign flag tankers during 2000. In addition, revenue generating days for VLCCs increased in 2000, reflecting two newbuildings delivered in the first half of 2000. The decrease in the relative contribution from U.S. flag tankers resulted from the conversion of long-term time charters to bareboat charters discussed earlier and the significant increase in the rates for foreign flag tankers during 2000.

      The following chart reflects income from vessel operations (before general and administrative expenses, investment income and interest expense) by reportable segment for each year in the three year period ended December 31, 2000. The increase in contribution from foreign flag tankers in 2000 compared with 1999 reflects the substantially higher freight rates prevailing in 2000 which benefited the Company's foreign flag tankers that primarily trade in the spot market whereas the U.S. flag tankers operated under either long-term time or bareboat charters during 2000 and 1999. The decrease in contribution from foreign flag tankers in 1999 compared with 1998 reflects the lower freight rates in 1999.

                                     Percentage of Income from Vessel Operations
                                     -------------------------------------------
                                        2000             1999            1998
                                        ----             ----            ----
Foreign Flag                            84.0             37.2            60.4
         VLCCs                          42.0             24.4            41.0
         Aframaxes                      27.9              4.8             7.9
         Products Carriers              14.1              8.0            11.5
U.S. Flag                                9.0             44.8            26.9
         Tankers                         7.3             35.2            28.9
         Dry Bulk Carriers               1.7              9.6            (2.0)
Other                                    7.0             18.0            12.7

      For additional information regarding the Company's five reportable segments for the three years ended December 31, 2000, please see Note C to the Company's consolidated financial statements for 2000 set forth in Item 8.

      The carriage of crude oil and petroleum products accounted for in excess of 85% of revenues from voyages and all of the operating earnings of the Company's bulk shipping joint ventures in each of 2000, 1999 and 1998. The carriage of dry cargo accounted for the balance of such revenues for each of those years.

Fleet

      As of March 2, 2001, the Company's international and domestic fleets consisted of 43 vessels currently operating and eight newbuildings on order (four VLCCs and four Aframaxes). The following chart includes a 1993-built VLCC (302,400 dwt) that was acquired in late-February 2001 by a joint venture in which the Company has an interest approximating 50%, but does not include a sister ship expected to be acquired in the middle of March 2001 by such joint venture.

                                               March 2, 2001         December 31, 1999      December 31, 1998
                                          ---------------------     ------------------     -------------------
Vessel Type                               Vessels        DWT        Vessels    DWT         Vessels     DWT
                                          -------        ---        -------    ---         -------     ---
Foreign Flag
   VLCC*                                   10         2,975,750        7     2,047,050        9      2,576,800
   Suezmax                                  1           145,150        1       145,150        4        530,050
   Aframax                                 11         1,072,300        9       850,450        9        850,450
   Products Carrier (65,000 dwt)            4           256,650        4       256,650        4        256,650
   Products Carrier (30,000/39,000 dwt)     4           157,050        4       157,050        5        188,650
   Capesize Bulk Carrier                    2           314,800        2       314,800        4        592,400
   Panamax Bulk Carrier                                                                       4        255,350
                                          --------------------------------------------------------------------
Foreign Flag Vessels                       32         4,921,700       27     3,771,150       39      5,250,350
U.S. Flag
   Tanker                                   4           392,350        5       482,950        6        603,400
   Products Carrier                         2            85,650        2        85,650        3        123,450
   Bulk Carrier                             4           209,350        4       209,350        2         51,100
   Car Carrier                              1            15,900        1        15,900        1         15,900
                                          --------------------------------------------------------------------
U.S. Flag Vessels                          11           703,250       12       793,850       12        793,850
                                          --------------------------------------------------------------------
Foreign and U.S. Flag Vessels              43         5,624,950       39     4,565,000       51      6,044,200
Foreign Flag Newbuildings
   VLCC                                     4         1,235,550        4     1,234,800        2        617,400
   Aframax                                  4           443,700        4       452,000
                                          --------------------------------------------------------------------
Total Vessels, including Newbuildings      51         7,304,200       47     6,251,800       53      6,661,600

* In addition, the Company has a 30% interest in a 1993-built VLCC (260,000 dwt) acquired in March 2000.

      The Company's operating fleet and total tonnage decreased from 51 vessels (6,044,200 dwt) at the end of 1998 to 43 vessels (5,624,950 dwt) at March 2, 2001, a 16% reduction in the number of vessels and a 7% reduction in total tonnage. This reduction resulted from the Company's fleet renewal program pursuant to which the Company disposed of six dry bulk carriers and nine older, less efficient tankers during 1999 and 2000. The reduction will be more than offset by the eight newbuildings on order for delivery starting in August 2001 through early-January 2004, aggregating approximately 1.68 million dwt. The fleet renewal program will ensure that the Company will continue to have one of the most modern VLCC and Aframax fleets in the industry.

      For additional information as of March 2, 2001 regarding the 43 vessels in the Company's operating fleets, see the tables on page 13 of the Company's Annual Report to Shareholders for 2000, which tables are incorporated herein by reference.

International Fleet Operations

      During the past several years, the Company has increased its focus on the VLCC and Aframax sectors. By emphasizing the commercial control of tonnage through strategic alliances, the Company has been able to enhance vessel utilization and returns.

Tankers International LLC ("Tankers")

      In December 1999, the Company and five other leading tanker companies formed Tankers to pool the commercial operation of the participating companies' modern VLCC fleets. Tankers, which began operations in February 2000, currently manages a fleet of 50 modern VLCCs (of which the Company has contributed seven vessels, including one ship owned by a joint venture in which the Company has an interest approximating 50%). Tankers' fleet currently constitutes 11.5% of the world VLCC fleet. By the end of 2003, as the participants take delivery of newbuildings and vessels are redelivered from time charters, Tankers' fleet is expected to exceed 60 vessels. The Company's four VLCC newbuildings are scheduled to enter the pool upon delivery.

      Though a subsidiary, Tankers arranges for the commercial chartering of its participants' vessels. Tankers collects the revenues from such charters on behalf of its participant owners, and distributes the net revenues to them -- deducting voyage expenses and administrative fees and providing for appropriate reserves -- on the basis of an agreed upon formula. The formula is based upon the relative carrying capacity, speed and fuel consumption of each of its participants' vessels.

      The critical mass of vessels managed by Tankers has afforded it the opportunity to enhance returns through combination voyages. With higher requirements for imported crude oil by China, India and other Asian countries, the crude oil shipments from West Africa to the Far East expanded in 2000, increasing triangulation opportunities. Tankers' multi-year contract of affreightment with a Chinese charterer has enabled it to generate significantly higher utilization rates. Tankers is also exploring opportunities to increase its proportion of period business, thereby reducing reliance on spot market activity.

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

Aframax Pool (the "OSG/PDVM pool")

      Since 1996, the Company and PDV Marina, the marine transportation subsidiary of the Venezuelan state oil company, have pooled the commercial operation of their Aframax fleets. With a critical mass of 21 vessels in the Atlantic Basin, the OSG/PDVM pool has been able to supplement baseload cargoes with backhauls and contracts of affreightment. As a result, the pool has enhanced vessel utilization, generating higher effective time charter rates than are otherwise attainable in the spot market. The Company's four Aframax newbuildings are also scheduled to enter the pool upon delivery, further increasing the pool's size and presence in the Atlantic Basin.

Domestic Fleet Operations

      Under the Jones Act, shipping between United States coastal ports, including the movement of Alaskan oil, is reserved by law to U.S. flag vessels, owned by U.S. citizens, crewed by U.S. seafarers, and built in the U.S.

      The Merchant Marine Act, 1936, as amended, requires that preference be given to U.S. flag vessels, if available at reasonable rates, in the shipment of at least half of all U.S. government-generated cargoes and 75% of food-aid cargoes. The continuing participation in the U.S. Department of Agriculture's PL-480 export program of two older tankers that are no longer eligible to carry oil under the Oil Pollution Act of 1990 has extended their economic lives and generated a positive contribution to income from vessel operations in each of 2000 and 1999.

      Vessels in the Company's fleet have been chartered from time to time to the Military Sealift Command of the United States Navy ("MSC"). Charters to MSC reflect, in large part, the requirements of the United States military for waterborne carriage of cargoes and, accordingly, depend in part on world conditions and United States foreign policy. Revenues from charters to MSC were not significant during the three years ended December 31, 2000.

      Since late 1996, the Company's U.S. flag car carrier, which is under long-term charter, has participated in the U.S. Maritime Security Program, which ensures that militarily-useful U.S. flag ships are available to the Department of Defense in the event of war or national emergency. Under the program, the Company receives approximately $2.1 million per year through 2005, subject to annual Congressional appropriations.

      To encourage private investment in U.S. flag ships, the Merchant Marine Act of 1970 permits deferral of taxes on earnings deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. flag vessels (primarily those limited to United States foreign and noncontiguous domestic trades). The Company is a party to an agreement under the act. Under the agreement, the general objective is (by use of assets accumulated in the fund) for three vessels to be constructed or acquired by the end of 2004. If the agreement is terminated or amounts are withdrawn from the Capital Construction Fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had approximately $213 million in its Capital Construction Fund as of December 31, 2000. The Company has provided deferred taxes on the fund deposits and earnings thereon.

Alaska Tanker Company, LLC ("ATC")

      Building on a 30-year relationship between the Company and BP Amoco p.l.c. ("BP"), in early 1999, the Company and BP, along with Keystone Shipping Company ("Keystone"), formed ATC, which is the leading provider of marine transportation services in the environmentally sensitive Alaskan crude oil trade. ATC, which is owned 37.5% by the Company, 37.5% by Keystone and 25% by BP, currently manages the vessels carrying BP's Alaskan crude oil, including four of the Company's vessels. The formation of ATC resulted in the conversion of the Company's long-term time charters of five vessels to BP into bareboat charters of such vessels to ATC, with BP guarantees. During the fourth quarter of 2000, the Company sold one of these vessels for an after-tax gain of approximately $12.8 million. Each charter expires shortly before the date that the Oil Pollution Act of 1990 precludes such single-hulled tanker from calling on U.S. ports; the last charter expires in 2006. These four remaining bareboat charters will generate core U.S. flag operating earnings averaging approximately $12 million per year for the Company through 2005. In addition, the Company's participation in ATC provides the Company with the ability to earn additional fee income based upon ATC's meeting certain predetermined performance standards.

Competition

      The bulk shipping industry is highly competitive and fragmented, with no one shipping group owning as much as 4% of the world fleet. The Company competes with other owners of U.S. and foreign flag tankers and dry cargo ships operating on an unscheduled basis similar to the Company.

      In the spot and short-term charter market, the Company's vessels compete with all other vessels of a size and type required by a charterer that can be available at the date specified. In the spot market, competition is based primarily on price, although charterers have become more selective with respect to the quality of vessels they hire, with particular emphasis on such factors as age, double hulls, and the reliability and quality of operations. Increasingly, major charterers are demonstrating a preference for modern vessels based on concerns about the environmental risks associated with older vessels.

      In both the VLCC and Aframax sectors, the Company competes against a large number of companies that own or operate vessels in these segments. Competitors include other independent shipowners, oil companies and state-owned entities with fleets ranging from one to more than 50 vessels in a particular segment. While some companies operate worldwide, others focus on one or more geographical areas such as the Pacific, the Mediterranean or the Caribbean. In the VLCC sector, the Company has more than 100 competitors. The ones with the largest VLCC carrying capacity include World-Wide Shipping Agency (S) Pte. Ltd. (25 ships, 7.1 million dwt), Mitsui OSK Lines Ltd. (25 ships, 6.7 million dwt), VELA International Marine Ltd., the shipping arm of the Saudi Arabian oil company (21 ships, 6.6 million dwt), Nippon Yusen Kabushiki Kaisha (24 ships, 6.3 million dwt) and Bergesen d.y. AS (19 ships, 5.9 million dwt). As noted earlier, Tankers, the VLCC pool in which the Company participates, currently has 50 VLCCs, aggregating approximately 14.8 million dwt, constituting some 11.5% of the world VLCC fleet. More than 160 individual companies operate Aframax tankers. The Company's key competitors in this segment include Teekay Shipping Corporation (54 ships, 5.4 million dwt), Neptune Orient Lines Ltd. (21 ships,
2.1 million dwt), Tanker Pacific Management (Singapore) Pte. Ltd. (13 ships, 1.2 million dwt) and General Maritime Corp. (13 ships, 1.2 million dwt). The OSG/PDVM pool, with 21 Aframaxes aggregating approximately 2.0 million dwt, is one of the largest Aframax fleets operating in the Atlantic Basin. Through its participation in the Tankers and the OSG/PDVM pools, the Company has further enhanced its ability to compete in the VLCC and Aframax sectors.

      In chartering vessels in the United States cabotage trade, the Company competes primarily with other owners of U.S. flag vessels. Demand for U.S. flag products carriers is closely linked to changes in regional energy demands and in refinery activity. These vessels also compete with pipelines and oceangoing barges and are affected by the level of imports on foreign flag products carriers.

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

      Under OPA 90, a vessel owner or operator is liable without fault for removal costs and damages, including economic loss without physical damage to property, of up to $1,200 per gross ton of the vessel. When a spill is proximately caused by gross negligence, willful misconduct or a violation of a Federal safety, construction or operating regulation, liability is unlimited. OPA 90 did not preempt state law and, therefore, states remain free to enact legislation imposing additional liability. Virtually all coastal states have enacted pollution prevention, liability and response laws, many with some form of unlimited liability.

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

      Under U.S. Coast Guard financial responsibility regulations issued pursuant to OPA 90, all vessels entering U.S. waters are required to obtain Certificates of Financial Responsibility ("COFRs") from the Coast Guard demonstrating financial capability to meet potential oil spill liabilities. All the vessels in the Company's U.S. and foreign flag fleets have requisite COFRs.

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

      In addition to the OPA 90 requirements, in worldwide trade MARPOL regulations of the International Maritime Organization ("IMO") require double hulls or equivalent tanker designs for newbuildings ordered after 1993 and mandate double hulls for existing tankers at 30 years of age. Under MARPOL Regulation 13G, existing tankers, upon reaching 25 years of age, are required to either have protectively located segregated ballast tanks or double bottom spaces not used for cargo carriage covering at least 30% of the cargo tank area, or they must utilize hydrostatically balanced loading. These modifications reduce the carrying capacity of the affected vessel.

      In late 2000, the IMO, in collaboration with the European Commission, proposed a new set of regulations that would accelerate the mandatory retirement of older, single-skin tankers. The main impetus behind these proposed regulations was the breakup and sinking of the 1975-built, 37,000 dwt single-skin oil tanker Erika off the coast of France in late 1999, which caused a significant amount of environmental and commercial damage. If adopted by the IMO in their present form at a meeting scheduled for April 2001, these new regulations would supersede the existing MARPOL Regulation 13G beginning in 2003. The proposed rules do not allow the use of hydrostatically balanced loading to prolong the life of vessels after January 1, 2003. Mandated vessel removals by the end of 2005 under the proposed rules are estimated to be as much as 87 million dwt, 50 million dwt more than under existing MARPOL regulations. The existing regulations do not, and the proposed regulations, if adopted, would not, have a significant impact on the Company's foreign flag fleet for at least ten years because of the young age of such fleet.

      Insurance. Consistent with the currently prevailing practice in the industry, the Company presently carries $1.0 billion of pollution coverage per occurrence on every vessel in its fleet. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

Global Bulk Shipping Markets

Demand Increases as Oil Prices and Production Rise

      Tanker markets were positively affected by coordinated increases in oil production by member countries of the Organization of Petroleum Exporting Countries ("OPEC") of nearly four million barrels per day ("b/d") in 2000. More than 85% of this OPEC increase was transported from the Middle East, largely benefiting VLCCs.

      Although oil prices increased approximately 50% in 2000, world oil demand still grew by 1%, largely supported by continued rising demand in Asia. Additionally, high oil prices during 2000 encouraged refiners to reduce stocks, resulting in the lowest oil stock levels in 20 years. The increase in demand for oil, together with low oil stocks levels and the need to rebuild inventories, generated greater demand for shipping, a crucial link in the oil distribution chain, which led to significant increases in shipping rates. By late 2000, oil stock levels were still below normal.

      China doubled its imports of crude oil in 2000, from 700,000 b/d to 1.4 million b/d. India also significantly increased its imports of crude oil from the Middle East and West Africa as a result of a major refinery capacity expansion in 1999 and 2000. With higher requirements for imported crude oil from China, India and other Asian countries, the crude oil shipments from West Africa to the Far East expanded in 2000, increasing triangulation opportunities for VLCCs and thereby providing enhanced utilization rates.

VLCC Scrapping Declines; Orderbook Grows

      As of January 1, 2001, 49 VLCCs were 25 years or older, constituting 10.6% of the world VLCC fleet, and another 43 VLCCs will turn 25 years in 2001. Although older single-hulled VLCCs can be more costly to operate, the general increase in charter rates during 2000 has made operation of these older ships financially attractive for owners. While certain charterers have indicated a policy not to employ older vessels, others have continued to do so when they can be chartered at lower rates than modern, double-hulled vessels. As a result, scrap sales of VLCCs declined sharply from March 2000, when rates began to rise. Draft proposals of the IMO, which are scheduled for final discussion and approval in April 2001, accelerate the mandated phasing out of single-hulled vessels beginning in 2003. For additional information concerning these proposals, see "Environmental Matters Relating to Bulk Shipping - International Requirements" on page 9.

      VLCC newbuilding deliveries increased to 12.2 million dwt in 2000, their highest annual rate since the mid-1970s. The rise in charter rates during the year led to newbuilding orders of 16.8 million dwt in 2000, the highest level since the 1970s. The size of the world VLCC fleet increased by 4.4% to 128.7 million dwt at year end 2000 from 123.3 million dwt at the end of 1999. At the beginning of 2001, the VLCC orderbook for delivery over the next three years represented 21% of the existing VLCC fleet compared with 32% that is 20 years or older.

Aframaxes and Products Carriers

      Demand for short-haul transport of crude oil grew in 2000 in North Africa, the Caribbean, the former Soviet Union and the North Sea, resulting in increased demand for Aframaxes. Increased shipment of oil from the Middle East to the United States also led to increased employment of Aframaxes to lighter VLCCs in the U.S. Gulf. The greater demand for Aframaxes led to a substantial increase in Aframax charter rates in 2000. In addition, the rate of Aframax newbuilding deliveries slowed considerably as only 22 vessels entered the fleet in 2000 compared with 47 in 1999.

      Higher charter rates resulted in the Aframax newbuilding orderbook increasing from 37 vessels (3.8 million dwt) at the end of 1999, or 7.3% of the Aframax fleet, to 68 vessels (7.2 million dwt) at the end of 2000, or 13.7% of the Aframax fleet. The orderbook is still relatively modest considering that 21% of the fleet is 20 years or older. The increase in freight rates during 2000 discouraged scrap sales which dropped to 18 vessels (1.7 million dwt) in 2000 compared with 29 vessels (2.6 million dwt) in 1999. Nevertheless, this was a substantially higher level than the average for the past ten years, reflecting the increased pressure to scrap older vessels.

      Increasing oil product demand in the Asia/Pacific region buoyed demand for products carriers, ultimately leading to a severe shortage of large products carriers late in the year and, in early 2001, driving charter rates sharply higher. Due to interruptions in the operation of several refineries located on the U.S. West Coast, the U.S. West Coast required increased product imports, drawing in supplies from the Caribbean as well as from Asia. West Africa imported increasing amounts of middle distillates (such as diesel fuel) from the Arabian Gulf in 2000. In addition, the number of large products carriers carrying petroleum products declined as some of them switched to transporting crude oil in early 2000 because of higher charter rates that were available at that time.

      The products carrier fleet of vessels from 30,000 - 50,000 dwt declined slightly from 20.8 million dwt at the end of 1999 to 20.6 million dwt at the end of 2000, with scrap sales of 1.1 million dwt exceeding newbuilding deliveries of
0.7 million dwt. The orderbook for products carriers was 1.5 million dwt at the end of 2000, or 7.5% of the products carrier fleet. This percentage was considerably less than the 23% of the products carrier fleet that was 25 years or older.

Forward-Looking Statements

      This Form 10-K, including portions of the Company's Annual Report to Shareholders for 2000 incorporated herein by reference, contains forward-looking statements regarding the outlook for tanker and dry cargo markets, and the Company's prospects, including anticipated vessel acquisitions and fleet renewal, vessel newbuildings and scrappings, prospects for certain strategic alliances and the implementation of certain overhead and operating cost reductions. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for oil and petroleum products, and various dry bulk commodities, either generally or in particular regions; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping; the availability of suitable vessels for acquisition or chartering in on terms the Company deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including pollution; increases in costs of operation and unanticipated delays in implementing various cost reduction measures; and unanticipated changes in laws and regulations. Forward-looking statements in this Form 10-K and written and oral forward looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

      See Item 1.

ITEM 3. LEGAL PROCEEDINGS

      The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under charter parties. All such personal injury, collision and casualty claims against the Company are fully covered by insurance (subject to deductibles not material in amount). Each of the other claims involves an amount which in the opinion of management is not material in relation to the consolidated current assets of the Company as shown in the Company's Consolidated Balance Sheet as at December 31, 2000, set forth in Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Executive Officers of the Registrant

Name                                  Age      Position Held                         Has Served as Such Since
----                                  ---      ------------------------              ------------------------
Morton P. Hyman                        65      Chairman of the Board,                September 2000
                                               President and                         October 1971
                                               Chief Executive Officer

Robert N. Cowen                        52      Senior Vice President,                February 1993
                                               Chief Operating Officer               June 1999
                                               and Secretary                         June 1982

Myles R. Itkin                         53      Senior Vice President,                June 1995
                                               Chief Financial Officer
                                               and Treasurer

Robert E. Johnston                     53      Senior Vice President                 October 1998
                                               and Chief Commercial                  June 1999
                                               Officer

Ariel Recanati                         37      Senior Vice President                 October 1998
                                               and Chief Strategic and               June 1999
                                               Planning Officer

Peter J. Swift                         57      Senior Vice President                 June 1999
                                               and Head of Shipping
                                               Operations

      The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its shareholders, to be held in June 2001, and until the election and qualification of his successor. There is no family relationship between the executive officers.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is listed for trading on the New York Stock Exchange and the Pacific Exchange, Inc. under the trading symbol OSG. The range of high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for each of the fiscal quarters during the last two fiscal years are set forth below.

               2000                          High                        Low
               ----                          ----                        ---
             First Quarter                  24 7/16                     13 7/8
             Second Quarter                 26 3/16                     21 1/2
             Third Quarter                  30 1/4                      22 5/8
             Fourth Quarter                 27 9/16                     20 1/4

               1999                          High                        Low
               ----                          ----                        ---
             First Quarter                  16 13/16                    11 3/8
             Second Quarter                 13 7/8                      10 13/16
             Third Quarter                  15 7/16                     13
             Fourth Quarter                 15 1/16                     12 1/8

      On March 16, 2001, the closing price of the Company's common stock on the New York Stock Exchange was $25.32 per share.

(b) On March 16, 2001, there were 1,009 shareholders of record of the Company's common stock.

(c) The Company has paid a dividend of 15(cent) per share of common stock for each of the fiscal quarters during the last two fiscal years. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company's Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following unaudited selected consolidated financial data for the years ended December 31, 2000, 1999 and 1998, and at December 31, 2000 and 1999, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by Ernst & Young LLP, independent public accountants. The unaudited selected consolidated financial data for the years ended December 31, 1997 and 1996, and at December 31, 1998, 1997 and 1996, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by Ernst & Young LLP.

In thousands, except per share amounts                             2000             1999             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Revenues from voyages (a)                                   $   467,618      $   350,545      $   412,384       $   477,950

Income from vessel operations                                   134,066           23,366           41,050            62,502

Income/(loss) before federal income taxes,
  extraordinary gain/(loss) and cumulative
  effect of change in accounting principle(b)                   132,186           19,515          (35,222)           31,167

Net income/(loss)(c)                                             90,391           14,764          (37,920)           19,017

Depreciation of vessels and amortization of
  capital leases                                                 55,226           57,855           70,806            77,940

EBITDA(e)                                                       234,882          110,223          140,568           189,208

Vessels and capital leases, at net book amount                1,293,958        1,237,513        1,229,110(d)      1,308,125(d)

Total assets                                                  1,823,918        1,720,945        1,695,515         2,023,224

Debt - long-term debt and capital lease obligations
  (exclusive of current portions)                               836,497          827,372          833,893         1,056,306

Reserve for deferred federal income taxes -
  noncurrent                                                    117,749           77,877           69,384           108,814

Shareholders' equity                                        $   750,167      $   661,058      $   707,622       $   779,797

Debt/total capitalization                                          52.7%            55.6%            54.1%             57.5%

Per share amounts:

Basic net income/(loss)                                     $      2.67(b)   $      0.41(b)   $     (1.03)(b)   $      0.52

Diluted net income/(loss)                                   $      2.63(b)   $      0.41(b)   $     (1.03)(b)   $      0.52

Shareholders' equity                                        $     22.07      $     19.63      $     19.24       $     21.19

Cash dividends paid                                         $      0.60      $      0.60      $      0.60       $      0.60

Average shares outstanding for basic earnings per share          33,870           35,712           36,794            36,468

Average shares outstanding for diluted earnings per share        34,315           35,725           36,794            36,569

In thousands, except per share amounts                                1996
--------------------------------------------------------------------------
Revenues from voyages (a)                                      $   452,263

Income from vessel operations                                       43,011

Income/(loss) before federal income taxes,
  extraordinary gain/(loss) and cumulative
  effect of change in accounting principle(b)                        3,387

Net income/(loss)(c)                                                 2,502

Depreciation of vessels and amortization of
  capital leases                                                    71,003

EBITDA(e)                                                          143,848

Vessels and capital leases, at net book amount                   1,293,817

Total assets                                                     2,037,301

Debt - long-term debt and capital lease obligations
  (exclusive of current portions)                                1,093,475

Reserve for deferred federal income taxes -
  noncurrent                                                       101,003

Shareholders' equity                                           $   769,438

Debt/total capitalization                                             58.7%

Per share amounts:

Basic net income/(loss)                                        $      0.07

Diluted net income/(loss)                                      $      0.07

Shareholders' equity                                           $     21.23

Cash dividends paid                                            $      0.60

Average shares outstanding for basic earnings per share             36,234

Average shares outstanding for diluted earnings per share           36,333

(a)   Includes net voyage revenues of vessels operating in certain pools.

(b) Results for 2000, 1999 and 1998 reflect extraordinary income/(loss) on early extinguishment of debt of $573 ($.02 per share), $1,462 ($.04 per share) and ($13,648) ($.37 per share), respectively.

(c) Results for 2000 also include income from the cumulative effect of a change in accounting principle of $4,152 ($.12 per share). Income before cumulative effect of change in accounting principle in 2000 was $86,239, or $2.55 per basic share ($2.51 per diluted share). Assuming the percentage of completion method had been applied retroactively, the pro forma income/(loss) before cumulative effect of change in accounting principle would have been income of $13,450, or $0.37 per share in 1999; a loss of $40,780, or $1.11 per share in 1998; income of $21,655, or $0.59 per share in 1997; and income of $1,033, or $0.03 per share in 1996.

(d)   Includes vessels held for disposal, at estimated fair value.

(e) EBITDA represents operating earnings, which is before net interest expense, income taxes, extraordinary items and cumulative effect of change in accounting principle, plus equity in results of cruise business, other income and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flows from other operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events

      All six of the Company's VLCCs operating in the spot market are trading in the Tankers International ("TI") Pool. TI, which commenced operations in February 2000, was established by the Company and five other leading tanker companies to meet the global transportation requirements of international oil companies and other major charterers. The TI pool of 50 modern VLCCs has been able to improve vessel utilization through backhauls, contracts of affreightment and other efficiencies facilitated by the size and quality of its modern VLCC fleet. In addition to the six OSG VLCCs currently trading in the spot market through the TI pool, OSG has four VLCC newbuildings scheduled for delivery within the next two years, all of which will be operated in the TI pool. In the first quarter of 2000, the Company's two foreign flag dry bulk carriers joined a pool consisting of modern Capesize dry bulk carriers.

Operations

Income from Vessel Operations

      Revenues and results of vessel operations of the Company are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the markets in which those vessels operate. Freight rates, expressed as time charter equivalents ("TCE" - defined as voyage revenues less voyage expenses divided by round-trip voyage days), for major bulk commodities are determined by market forces such as local and worldwide demand for the commodities carried, volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the volume of newbuilding deliveries and removal of existing tonnage from service. Revenues for particular periods are also affected by such factors as the mix between voyage and time charters, the prevailing rates at the time when charters that are currently being performed were negotiated, the levels of applicable rates and the business available as particular vessels come off existing charters, and the timing of drydocking of vessels.

      During 2000, OPEC increased oil production by nearly four million barrels per day in response to rising world oil demand, low oil stock levels and the need of major oil consuming nations to replenish depleted oil stocks. The resulting increases in demand for VLCCs were reflected in a substantial improvement in VLCC rates. Time charter equivalent rates for modern VLCCs in 2000 for routes on which the Company's vessels typically trade averaged $46,100 per day, 163% above the 1999 average result. Rates showed substantial gains in each of the four quarters. Beginning the year at $13,000 per day, rates on the Middle East - West route rose to average close to $19,000 per day in the first quarter, $40,000 per day in the second quarter, $51,000 per day in the third quarter and $64,000 per day in the fourth quarter. Rates reached a peak on this route of $71,000 per day in the first week in December, then trended lower as Iraq substantially reduced crude exports and OPEC gave notice that it was contemplating an oil production cut in early 2001 following four increases in 2000. Rates slipped to $57,000 per day as of late-January 2001, still well above the average annual TCE rates that prevailed during the last 20 years. The Middle East - West route, by combining voyages from the Middle East to western destinations with voyages from West Africa to Far Eastern destinations, provides opportunities for triangulation that substantially improve TCE returns. China and India, in particular, recorded large increases in their crude oil imports. As a member of TI, OSG benefited substantially from China's sizable increase in crude oil purchases from such long-haul origins as the Middle East and West Africa.

      The VLCC market predominantly entails longer-haul voyages. Accordingly, in a rising rate environment, such as that which prevailed in 2000, there is typically a lag before an increase in rates is fully reflected in actual vessel results.

      Rates for Aframax tankers in the Caribbean climbed dramatically throughout the year to average $30,600 per day, 130% higher than that achieved in 1999. While average Aframax TCE rates moved successively higher in each quarter, they were more volatile than VLCC rates. Aframax TCE rates began the year in a sharp decline to almost $11,000 per day, followed by a strong rise through the end of March to $30,000 per day, reflecting heavy spot liftings of North Sea output. As seasonal refinery maintenance in Europe took effect in April and competing supplies from the Middle East increased, rates declined to $19,000 per day. Rates then rose to $44,000 per day by late July as large tanker utilization rates approached historically high levels and Aframaxes were increasingly employed to lighter VLCCs in the U.S. Gulf. An easing in tanker supply tightness by mid August and renewed North Sea maintenance pushed rates down to $15,500 per day by early September. A strong recovery ensued, however, fueled by an active lightering program in the U.S. Gulf coinciding with rising production in key Aframax load regions, lifting rates to approximately $50,000 per day by late October. Changes in Mexican crude production contributed to volatility in rates in the fourth quarter of 2000. Rates dropped in late December in anticipation of seasonal refinery turnarounds in the U.S. Gulf and OPEC output reductions in 2001 and as of late-January 2001, rates dropped to $27,000 per day. The Company's Aframax tanker pool with PDV Marina continues to complement its base of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels.

      In 2000, TCEs for products carriers in the Caribbean averaged $16,000 per day compared with $10,300 per day in 1999. TCE rates began to rise into the second quarter, from a low of $7,000 per day in mid January to $16,000 per day in April. This strengthening in rates was due to a lack of suitable clean tonnage, much of which was drawn to the Middle East where loadings to the Far East were heavy. Rates continued to rise into the third quarter, reaching $25,600 per day by late September as consumers in the U.S. and Europe attempted to secure heating oil supplies ahead of winter as inventories remained historically low, particularly in the U.S. Northeast. The announcement of the release of 30 million barrels of crude from the Strategic Petroleum Reserves in late September contributed to a weakening in TCE rates to $16,400 per day by early November. However, colder than normal temperatures in the U.S. and continued lack of available suitable tonnage due to strong products demand in the Far East lifted TCE rates to $28,000 by the end of the year. Rates were near $30,000 in late-January 2001, little affected by OPEC's announcement of a cutback in crude output.

      The average rate for larger (Panamax) products carriers trading to the Far East in 2000 was $22,100, twice as high as the previous year. Strong Asian oil demand growth in the face of unscheduled refinery maintenance and startup problems, supported a rise in TCE rates from $11,500 per day at the start of the year to $18,500 per day by the end of the first quarter. Increases in products carriers activity on the Middle East-to-Japan route and in the movement of gasoline cargoes from Asia to the U.S. West Coast, where certain blends were in scarce supply, supported a steady increase in rates to $33,000 per day by late November. Continued rising oil product demand in the Far East led to an increasing scarcity of large products carriers, pushing rates in December through late-January 2001 to a high of $58,000 per day. The switching of clean petroleum tankers into the dirty trades, to take advantage of strong crude tanker demand, earlier in the year contributed to the shortage of products carriers in the fourth quarter.

      TCE rates for large modern Capesize vessels (about 160,000 dwt) averaged $20,200 in 2000, double the level attained in 1999. A sharp year-over-year pickup in iron and steel output in Asia and Europe stimulated a corresponding increase in iron ore imports, providing a significant boost for Capesize employment. An uptrend in TCE rates that began in the summer of 1999 sustained itself well into the fourth quarter of 2000 when it became evident that steel production growth was slowing down. Rates declined to $19,000 per day by late-January 2001 from the November high of $25,000 per day.

The Company's two foreign flag bulk carriers participate in a pool consisting of approximately 50 modern Capesize dry bulk carriers.

      As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels in both 2000 and 1999 based on the published reports of Clarkson Research Studies, a well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Furthermore, the conversion of worldscale rates to representative time charter equivalent rates per day requires the assumption of certain parameters for brokerage commissions, waiting time, port costs, speed and fuel consumption, all of which vary in actual usage. Accordingly, the rates shown are not necessarily indicative of rates achieved by the Company's vessels during either year.

                     Average Market TCE Rates by Vessel Type

Tankers                                           2000              1999
                                                  ----              ----
Modern VLCCs *                                  $50,100           $19,600
Aframaxes (Caribbean market)                     31,200            12,900
Products carriers (Worldwide)                    15,600             8,100

Dry Bulk Carriers

Capesize                                         20,000            10,100

* For routes on which the Company's modern VLCCs typically trade.

      Income from vessel operations of approximately $134,050,000 in 2000 increased by $110,700,000 from the results for 1999. The improvement resulted from significant increases in time charter equivalent rates achieved by all classes of the Company's foreign flag tonnage. VLCCs and modern Aframaxes accounted for $95,800,000, or 74% of the improvement in foreign flag vessel operations, as TCEs improved by approximately $21,400 and $15,000 per day, respectively, compared with 1999. Because six of its VLCCs and all of its Aframaxes traded in the spot market, the Company benefited significantly from the most attractive VLCC and Aframax rate environment in more than 25 years. Foreign flag products carriers and the two Capesize bulk carriers contributed $19,900,000 and $6,900,000 to the improvement in results, as TCEs rose by approximately $5,800 and $8,400 per day, respectively. With TCE rates for such products carriers improving dramatically, $12,000,000 of the $19,900,000 improvement for this vessel class was achieved in the fourth quarter of 2000. Weaker results from the four U.S. flag vessels participating in the U.S. grain trades reduced income from vessel operations by approximately $5,400,000 in 2000 compared with 1999. The impact of the conversion of long-term time charters on five U.S. flag crude carriers to bareboat charters is discussed below. Operating results for 2000 reflect a decline of approximately 300 revenue days from 1999. Such decline, the substantial portion of which occurred in the first quarter of 2000, was attributable to the sale of the Company's three older Suezmaxes in late 1999 and an increase in idle days for U.S. flag tonnage participating in the U.S. grain trades, partially offset by the delivery of two VLCCs in the first half of 2000.

      The results for 2000 benefited from further fleet-wide reductions in running expenses in excess of $500 per day, per vessel. Significantly higher average bunker prices in 2000 partially offset the benefit of increases in freight rates; average bunker prices paid in 2000 rose more than 50% from 1999. This increase came on top of a 30% increase in average bunker prices in 1999 compared with 1998.

      The conversion of long-term time charters on five U.S. flag crude carriers in the second quarter of 1999 to bareboat charters, with BP Amoco guarantees, resulted in reductions in TCE revenues in 2000 (all in the first half of 2000) of approximately $10,500,000. Vessel running expenses, however, attributable to these five vessels decreased by approximately the same amount as the reduction in TCE revenues since under the bareboat charters such expenses are the responsibility of the charterer. Accordingly, these reductions in revenue had no material effect on income from vessel operations.

      The increased time charter hire expense in 2000 principally reflects the August 1999 sale and leaseback of the five vessels referred to in the preceding paragraph (one of which was sold in October 2000) and is net of amortization of the related deferred gain. Such increase in shipping expenses is partially offset by a reduction in depreciation in 2000 of $6,500,000, resulting from the removal of these five vessels from the consolidated balance sheet. The net reduction in results from vessel operations for 2000 of approximately $6,700,000 is offset by a decrease in interest expense resulting from the application of the net proceeds received (from the sale and leaseback transaction) of approximately $170,000,000 to reduce outstanding debt. The balance of the increase in time charter hire expense in 2000 was attributable to the Company's share (approximately $8,900,000) of the cost of short-term time charters-in entered into by participants in the Capesize bulk carriers pool.

      Income from vessel operations for 1999 of approximately $23,350,000 decreased by approximately $17,700,000 from the results for 1998. Results from vessel operations for 1999 benefited from both reductions in corporate overhead of approximately $11,700,000, and a fleet-wide reduction in running expenses in excess of $900 per day, per vessel. The 1999 results, however, were adversely affected by lower rates and significantly higher bunker prices; average bunker prices of approximately $98 per ton in 1999 exceeded the average for 1998 by over 30%.

      Income from foreign flag vessel operations decreased by approximately $28,600,000 from the results for 1998, reflecting a $3,600 per day average TCE rate decline for the Company's foreign flag tankers. The decrease in VLCC rates represented the majority of the 1999 reduction in income from foreign flag vessel operations, with TCE rates for this vessel class averaging $12,000 per day below those obtained in 1998. During the fourth quarter, VLCC rates declined to their lowest level for the year. TCE rates for the Company's Aframaxes averaged $2,900 per day below those obtained in 1998. Foreign flag operating results for 1999 were also negatively affected by a decline of approximately 800 revenue days, attributable to the sale of two older tankers in the first quarter of 1999 and a significant increase in the number of days in drydock. Results from vessel operations for 1999 benefited from a reduction in depreciation of $4,500,000 attributable to the sale of certain older and less efficient tankers held for disposal at year-end 1998.

      Income from operations of the Company's U.S. flag fleet for 1999 improved by approximately $10,900,000 from 1998. This was partially attributable to improved results of two small dry cargo ships that had been laid up for substantial portions of 1998. The total number of revenue days for the U.S. flag fleet in 1999 was not significantly different from 1998. The second quarter conversion of long-term time charters on five U.S. flag crude carriers to bareboat charters resulted in reductions in TCE revenue of $17,100,000 in 1999. Vessel running expenses, however, attributable to these five vessels decreased by approximately the same amount. Accordingly, this reduction in revenue had no material effect on income from vessel operations. Results from vessel operations in 1999 benefited from reduced depreciation of approximately $9,200,000, principally resulting from both the extension of the depreciable lives of four of these U.S. flag crude carriers whose underlying charters were extended to their OPA 90 expiry dates in 2005/2006, and the sale and leaseback transaction.

      Since late December 1996, the Company's U.S. flag car carrier has received $2,100,000 per year under the U.S. Maritime Security Program, which continues through 2005, subject to annual Congressional appropriations.

Equity in Results of Bulk Shipping Joint Ventures

      The improvement in the results of bulk shipping joint ventures in 2000 compared with 1999 was attributable to the inclusion of the results of a 30% interest in a 1993-built VLCC and a 50% interest in a 1992-built Aframax tanker that were acquired during 2000, and an increase in the Company's share of incentive hire earned by Alaska Tanker Company, LLC.

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

Other Income

      Interest income in 1999 includes approximately $3,700,000 related to a federal income tax refund, which covered open years through 1995.

Interest Expense

      Interest expense increased by approximately $2,200,000 in 2000 compared with 1999 principally as a result of an increase of 130 basis points in the average rate paid on floating rate debt (approximately 7.2% for 2000). The impact of such rate increase was substantially offset by increased amounts capitalized in connection with vessel construction, $15,400,000 in 2000 compared with $10,600,000 in 1999. The average amount of debt outstanding in 2000 was relatively unchanged from 1999 despite payments in connection with the construction of vessels exceeding $116,100,000 during 2000.

      Interest expense decreased by approximately $16,900,000 in 1999 compared with 1998. Approximately $2,800,000 of this decrease was attributable to a reduction in the average amount of debt outstanding that was achieved despite $161,000,000 of progress payments made in 1999 in connection with the Company's vessel construction program. Such reduction reflects the application of the proceeds of approximately $170,000,000 from a sale and leaseback transaction and $180,000,000, net of taxes, from the sale of 3,650,000 shares of Royal Caribbean Cruises Ltd. ("RCCL") common stock in the first quarter of 1998 and gross proceeds of approximately $120,000,000 ($67,000,000 in 1999 and $53,000,000 in
1998) from the sale of eight older tankers held for disposal at year-end 1998 and the vessels included in the dry cargo disposal program. Interest expense is net of amounts capitalized in connection with vessel construction of $10,600,000 in 1999 and $3,000,000 in 1998. In addition, during 1999, the Company repurchased 8.75% Debentures and 8% Notes, with an aggregate principal amount of $23,875,000 and, in the fourth quarter of 1998, refinanced $310,000,000 of Unsecured Senior Notes with coupons averaging 8.7%, by borrowing under its revolving credit agreement. Such refinancing and repurchases of Senior Notes reduced annual interest costs by approximately $5,000,000 (based on amounts outstanding and effective interest rates at the time of the respective transactions), which accounted for the balance of the 1999 expense decrease.

      Interest expense in 2000, 1999 and 1998 reflects $1,300,000, $1,500,000 and $4,000,000, respectively, of net benefits from the interest rate swaps referred to in Liquidity and Sources of Capital.

Provision for Federal Income Taxes

      The income tax provisions in 2000 and 1999 and the tax credit in 1998 were based on pre-tax income or loss, adjusted to reflect items that are not subject to tax and the dividends received deduction. The tax provision in 1999 reflects the release of approximately $300,000 of reserves in connection with the settlement of federal tax audits covering open years through 1996. The 1998 credit for federal income taxes includes approximately $1,000,000 of tax on previously untaxed cruise earnings.

Cumulative Effect of Accounting Change

      The Company changed its accounting policy effective January 1, 2000 for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method. Prior years' financial statements have not been restated. Net income for 2000 includes $4,152,000, net of related income taxes, from the cumulative effect of this change in accounting principle. Assuming the above percentage of completion method had been applied retroactively, the pro forma income before cumulative effect of change in accounting principle for 1999 would have been reduced by $1,314,000 to $13,450,000, or $.37 per basic and diluted share. The pro forma loss before cumulative effect of change in accounting principle for 1998 would have been increased by $2,860,000 to $40,780,000, or $1.11 per basic and diluted share.

New Accounting Standard

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which is required to be adopted in years beginning after June 15, 2000. The Company will adopt the new statement effective January 1, 2001. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The portion of a derivative's change in fair value that is deemed not to constitute a hedge will be immediately recognized in earnings. For derivatives that are hedges, depending on the nature of the hedges, changes in the fair value of derivatives will either be offset against changes in fair value of the hedged items and reflected in earnings, or be recognized in other comprehensive income until the hedged item is reflected in earnings.

      The Company believes that the adoption of FAS 133 will not have a material effect on its earnings and financial position.

Liquidity and Sources of Capital

      Working capital at December 31, 2000 was approximately $88,000,000 compared with $76,000,000 at year-end 1999 and $48,000,000 at year-end 1998. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $213,000,000 at December 31, 2000. Net cash provided by operating activities approximated $100,000,000 in 2000, $37,000,000 in 1999 and $56,000,000 in 1998. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet financial requirements in the next year.

      In April 2000, the Company concluded an unsecured revolving credit agreement that provides for borrowings of up to $350,000,000, on a revolving credit basis, through April 2005. In connection therewith, the Company's existing long-term credit facility was reduced from $600,000,000 to $425,000,000. This resulted in a net increase in long-term credit availability to $775,000,000, of which $493,000,000 was used at December 31, 2000. The
Company also has an unsecured short-term credit facility of $15,000,000, all of which was unused at December 31, 2000. The Company finances vessel additions primarily with cash provided by operating activities and long-term borrowings. Long-term borrowings incurred in 2000, 1999 and 1998 aggregated approximately $85,000,000, $64,000,000 and $105,000,000, respectively.

      The Company has used interest rate swaps to effectively convert a portion of its debt, including capital lease obligations, either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from mid 2002 to 2008. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $60,000,000 for such foreign currency from 2001 through 2004.

      In 2000, 1999 and 1998, cash used for vessel additions approximated $107,000,000, $177,000,000 and $19,000,000, respectively, excluding additions financed by long-term borrowings. As of February 14, 2001, the Company has commitments for the construction of nine double-hulled foreign flag tankers for delivery between late-February 2001 and early-January 2004, with an aggregate unpaid cost of approximately $232,900,000. Unpaid costs are net of progress payments and prepayments, which are covered by refundment guaranties, principally from major U.S. insurance companies. A foreign flag Aframax tanker with an unpaid cost of approximately $8,100,000 as of December 31, 2000 was delivered in early-February 2001.

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

Interest Rate Sensitivity

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

=========================================================================================================================
                                                                                          Beyond            Fair Value at
At December 31, 2000                 2001      2002       2003       2004       2005       2005      Total  Dec. 31, 2000
-------------------------------------------------------------------------------------------------------------------------
Assets
Fixed income securities            $  30.2   $   2.4    $   2.5    $   8.2    $   5.1    $  43.1    $  91.5    $  91.5
  Average interest rate                6.2%      7.0%       6.3%       6.6%       6.9%       6.5%

Liabilities
Long-term debt and capital lease
  obligations, including current
  portion:
    Fixed rate                     $   5.6   $   6.4    $  76.8    $   4.3    $   5.1    $ 127.5    $ 225.7    $ 222.0
    Average interest rate              9.8%      9.8%       8.2%      10.0%      10.0%       9.2%

    Variable rate                  $   8.7   $ 431.6    $  12.6    $  12.6    $  91.5    $  68.1    $ 625.1    $ 625.1
    Average spread over LIBOR         1.00%     0.71%      0.90%      0.90%      1.07%      1.00%

Interest Rate Swaps Related to
Debt
Pay variable*/receive fixed                             $  60.0                                     $  60.0    $   0.2
Average receive rate                                        6.1%

Pay fixed/receive variable*        $  17.8   $ 150.8    $  19.5    $  11.8    $  11.8    $  66.5    $ 278.2    $   3.2
Average pay rate                       6.3%      5.2%       6.3%       5.9%       5.9%       5.5%

=========================================================================================================================
                                                                                          Beyond            Fair Value at
At December 31, 1999                 2000      2001       2002       2003       2004       2004      Total  Dec. 31, 1999
-------------------------------------------------------------------------------------------------------------------------
Assets
Fixed income securities            $   0.8   $   1.9    $   2.8    $   6.3    $   5.4    $  43.5    $  60.7    $  60.7
  Average interest rate                6.2%      6.2%       6.2%       6.2%       6.7%       6.4%

Liabilities
Long-term debt and capital lease
  obligations, including current
  portion:
    Fixed rate                     $   8.8   $   8.8    $   6.6    $  91.9    $   3.9    $ 132.7    $ 252.7    $ 236.9
    Average interest rate             10.1%     10.1%       9.8%       8.1%      10.0%       9.2%

    Variable rate                  $   6.1   $  12.8    $ 468.8    $  11.8    $  11.8    $  78.2    $ 589.5    $ 589.5
    Average spread over LIBOR         0.82%     0.86%      0.70%      0.89%      0.89%      0.96%

Interest Rate Swaps Related to
Debt
Pay variable*/receive fixed        $  40.0                         $ 150.0               $  50.0    $ 240.0    $  (7.3)
Average receive rate                   6.0%                            6.1%                  6.4%

Pay fixed/receive variable*        $  17.2   $  19.5    $ 150.8    $  19.5    $  11.8    $  78.3    $ 297.1    $  13.4
Average pay rate                       6.6%      6.3%       5.2%       6.3%       5.9%       5.6%

* LIBOR

In December 2000, the Company terminated fixed-to-floating interest rate swaps, maturing in 2003 and 2008, with a notional amount of $140,000,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

               Years ended December 31, 2000, 1999 and 1998                 Page

Consolidated Balance Sheets at December 31, 2000 and 1999..................   24

Consolidated Statements of Operations for the Years Ended December 31,
   2000, 1999 and 1998.....................................................   25

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2000, 1999 and 1998.....................................................   26

Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended December 31, 2000, 1999 and 1998..................................   27

Notes to Consolidated Financial Statements.................................   28

Report of Independent Auditors.............................................   47

Consolidated Balance Sheets
Overseas Shipholding Group, Inc. and Subsidiaries

In thousands at December 31,                                        2000           1999
---------------------------------------------------------------------------------------
Assets
Current Assets:
Cash, including interest-bearing deposits
  of $12,686 and $53,451                                     $    15,781    $    56,727
Investments in marketable securities -- Note F                    54,985         32,266
Voyage receivables, including unbilled
  of $37,378 and $4,034                                           51,805         12,492
Other receivables                                                  5,149          5,964
Prepaid expenses                                                   9,315         13,534
---------------------------------------------------------------------------------------
    Total Current Assets                                         137,035        120,983
Capital Construction Fund -- Notes F and J                       213,440        181,933
Vessels, at cost, less accumulated depreciation --
  Notes A3, G and O1                                           1,250,171      1,188,348
Vessels Under Capital Leases, less accumulated
  amortization -- Notes A4 and O1                                 43,787         49,165
Investments in Bulk Shipping Joint Ventures -- Note E             84,742         75,914
Other Assets -- Note A3                                           94,738        104,602
---------------------------------------------------------------------------------------
                                                             $ 1,823,913    $ 1,720,945
=======================================================================================
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable                                             $     3,451    $     3,073
Sundry liabilities and accrued expenses -- Note N2                26,178         26,388
Federal income taxes, including deferred income taxes
  of $300 in 2000 and 1999 -- Note J                               4,905            800
---------------------------------------------------------------------------------------
                                                                  34,534         30,261
Current installments of long-term debt -- Note G                   8,700          9,870
Current obligations under capital leases -- Note O1                5,594          5,077
---------------------------------------------------------------------------------------
    Total Current Liabilities                                     48,828         45,208
Long-term Debt -- Notes G and O1                                 770,869        755,904
Obligations Under Capital Leases -- Note O1                       65,628         71,468
Deferred Federal Income Taxes ($117,749 and $77,877),
  Deferred Credits and Other Liabilities -- Notes J and O1       188,421        187,307
Shareholders' Equity -- Notes G, J and P:
Common stock                                                      39,591         39,591
Paid-in additional capital                                        99,009         96,156
Retained earnings                                                688,528        618,453
---------------------------------------------------------------------------------------
                                                                 827,128        754,200
Cost of treasury stock                                            76,857         81,098
---------------------------------------------------------------------------------------
                                                                 750,271        673,102
Accumulated other comprehensive income/(loss)                       (104)       (12,044)
---------------------------------------------------------------------------------------
    Total Shareholders' Equity                                   750,167        661,058
Commitments, Leases and Other Matters -- Notes N and O
---------------------------------------------------------------------------------------
                                                             $ 1,823,913    $ 1,720,945
=======================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Operations
Overseas Shipholding Group, Inc. and Subsidiaries

In thousands, except per share amounts,
for the year ended December 31,                                    2000         1999         1998
-------------------------------------------------------------------------------------------------
Net Shipping Revenues:
Revenues from voyages -- Note C                               $ 359,045    $ 350,545    $ 412,384
Net voyage revenues of vessels operating in certain
  pools -- Note E                                               108,573           --           --
Voyage expenses -- Note H                                       (97,537)     (97,328)     (85,865)
-------------------------------------------------------------------------------------------------
                                                                370,081      253,217      326,519
-------------------------------------------------------------------------------------------------
Shipping Expenses:
Vessel expenses                                                  96,841      110,400      150,194
Time and bareboat charter hire expenses -- Note E                41,326       22,288       18,289
Depreciation of vessels and amortization of capital leases       55,226       57,855       70,806
General and administrative -- Note H                             42,622       39,308       46,180
-------------------------------------------------------------------------------------------------
                                                                236,015      229,851      285,469
-------------------------------------------------------------------------------------------------
Income from Vessel Operations                                   134,066       23,366       41,050
Equity in Results of Bulk Shipping Joint Ventures -- Note E      11,449        7,132       (3,600)
-------------------------------------------------------------------------------------------------
Operating Income                                                145,515       30,498       37,450
Other Income (Net) -- Note K                                     34,141       21,870       32,312
-------------------------------------------------------------------------------------------------
                                                                179,656       52,368       69,762
Interest Expense                                                 47,470       45,257       62,200
-------------------------------------------------------------------------------------------------
                                                                132,186        7,111        7,562
Gain on Sale of Investment in Cruise Business -- Note N3             --           --       42,288
Gain/(Provision for Loss) on Planned Vessel
  Dispositions -- Note M                                             --       12,404      (85,072)
-------------------------------------------------------------------------------------------------
Income/(Loss) before Federal Income Taxes, Extraordinary
  Gain/(Loss) and Cumulative Effect of Change in Accounting
  Principle                                                     132,186       19,515      (35,222)
Provision/(Credit) for Federal Income Taxes-- Note J             46,520        6,213      (10,950)
-------------------------------------------------------------------------------------------------
Income/(Loss) before Extraordinary Gain/(Loss) and
  Cumulative Effect of Change in Accounting Principle            85,666       13,302      (24,272)
Extraordinary Gain/(Loss) on Early Extinguishment of Debt,
  net of (income taxes)/tax benefit of $(230), $(787) and
  $7,350 -- Note G                                                  573        1,462      (13,648)
Cumulative Effect of Change in Accounting Principle,
  net of income taxes of $1,800-- Note B                          4,152           --           --
-------------------------------------------------------------------------------------------------
Net Income/(Loss)                                             $  90,391    $  14,764    $ (37,920)
=================================================================================================
Per Share Amounts -- Note P:
Basic net income/(loss) before extraordinary gain/(loss)
  and cumulative effect of change in accounting principle     $    2.53    $    0.37    $   (0.66)
Diluted net income/(loss) before extraordinary gain/(loss)
  and cumulative effect of change in accounting principle     $    2.49    $    0.37    $   (0.66)
Extraordinary gain/(loss)                                     $    0.02    $    0.04    $   (0.37)
Cumulative effect of change in accounting principle           $    0.12           --           --
Basic net income/(loss)                                       $    2.67    $    0.41    $   (1.03)
Diluted net income/(loss)                                     $    2.63    $    0.41    $   (1.03)
Cash dividends declared and paid                              $    0.60    $    0.60    $    0.60
=================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Overseas Shipholding Group, Inc. and Subsidiaries

In thousands for the year ended December 31,                                  2000         1999         1998
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income/(loss)                                                        $  90,391    $  14,764    $ (37,920)
Items included in net income/(loss) not affecting cash flows:
  Cumulative effect of change in accounting principle                       (5,952)          --           --
  Depreciation of vessels and amortization of capital leases                55,226       57,855       70,806
  Amortization of deferred gain on sale and leaseback                      (17,353)      (6,674)          --
  Deferred compensation relating to stock option grants                      1,282           --           --
  (Gain)/provision for loss on planned vessel dispositions                      --      (12,404)      85,072
  Provision/(credit) for deferred federal income taxes                      35,040        7,668      (32,530)
  Equity in results of bulk shipping joint ventures                        (10,807)      (7,132)       3,600
  Other -- net                                                             (10,851)     (13,421)       1,897
Items included in net income/(loss) related to investing and financing activities:
  (Gain) on sale of investment in cruise business                               --           --      (42,288)
  (Gain) on sale of securities -- net                                       (3,513)      (1,884)     (21,789)
  (Gain)/loss on disposal of other vessels                                 (21,064)      (1,824)       1,288
  Extraordinary (gain)/loss on early extinguishment of debt                   (803)      (2,249)      20,998
Changes in operating assets and liabilities:
  Decrease/(increase) in receivables                                       (23,695)      18,344         (360)
  Net change in prepaid items, accounts payable and sundry liabilities
     and accrued expenses                                                   12,391      (16,010)       7,522
----------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                            100,292       37,033       56,296
----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Proceeds from sale of investment in cruise business                             --           --      198,474
Purchases of marketable securities                                         (38,968)     (23,309)        (836)(b)
Proceeds from sales of marketable securities                                15,148        3,847       29,490
Purchases of vessels under capital leases (a)                                   --           --       (7,700)
Additions to vessels, including $105,037 (2000), $173,056 (1999) and
  $3,811 (1998) related to vessels under construction (c)                 (106,858)    (177,334)     (11,376)
Proceeds from sale and leaseback                                                --      169,949           --
Proceeds from sale of vessels held for disposal                                 --       53,043       47,306
Proceeds from disposal of other vessels                                      8,148           --        2,527
Investments in and advances to bulk shipping joint ventures                 (6,845)          --           --
Distributions from bulk shipping joint ventures                              8,824       23,222           --
Purchases of other investments                                              (3,912)      (1,849)      (1,838)
Proceeds from dispositions of other investments                              6,475        3,072        1,754
Other -- net                                                                (3,096)      (7,517)      (5,950)
----------------------------------------------------------------------------------------------------------------
      Net cash provided by/(used in) investing activities                 (121,084)      43,124      251,851
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Purchases of treasury stock                                                     --      (39,229)          --
Issuance of long-term debt (c)                                              74,000       64,000           --
Payments on long-term debt and obligations under capital leases            (75,885)     (77,800)    (349,101)
Cash dividends paid                                                        (20,316)     (21,443)     (22,076)
Issuance of common stock upon exercise of stock options                      4,795           --           --
Other -- net                                                                (2,748)          37          840
----------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                (20,154)     (74,435)    (370,337)
----------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash                                            (40,946)       5,722      (62,190)
Cash, including interest-bearing deposits, at beginning of year             56,727       51,005      113,195
----------------------------------------------------------------------------------------------------------------
Cash, including interest-bearing deposits, at end of year                $  15,781    $  56,727    $  51,005
================================================================================================================

(a) Excludes $7,906 (1998), representing the outstanding principal balance of debt assumed in connection with the purchase of vessel under capital lease.
(b) Excludes $4,083, representing the carrying amount of 131,400 shares of Royal Caribbean Cruises Ltd. ("RCCL") retained and reclassified upon sale of 3,650,000 shares of RCCL.
(c) Net of $11,116 (2000) and $104,884 (1998) of secured debt in connection with the construction of vessels.
See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Overseas Shipholding Group, Inc. and Subsidiaries

                                                                                                         Accumulated
                                                        Paid-in                       Treasury Stock         Other
                                           Common     Additional     Retained    ----------------------- Comprehensive
Dollars in thousands                       Stock*       Capital      Earnings      Shares         Amount  Income/(Loss)     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997             $   39,591    $  96,149     $685,128     2,798,196     $(41,719)   $    648     $779,797
Net (Loss)                                                            (37,920)                                            (37,920)
Other Comprehensive (Loss),
  net of tax:
  Net unrealized losses on available-
    for-sale securities**                                                                                    (12,036)     (12,036)
                                                                                                                       -------------
Comprehensive (Loss)                                                                                                      (49,956)
                                                                                                                       -------------
Cash Dividends Declared and Paid                                      (22,076)                                            (22,076)
Common Stock Acquired                                                                13,700         (188)                    (188)
Options Exercised                                              7                     (2,834)          38                       45
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 39,591       96,156      625,132     2,809,062      (41,869)    (11,388)     707,622
Net Income                                                             14,764                                              14,764
Other Comprehensive (Loss),
  net of tax:
  Net unrealized losses on available-
    for-sale securities**                                                                                       (656)        (656)
                                                                                                                       -------------
Comprehensive Income                                                                                                       14,108
                                                                                                                       -------------
Cash Dividends Declared and Paid                                      (21,443)                                            (21,443)
Common Stock Acquired                                                             3,109,400      (39,229)                 (39,229)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 39,591       96,156      618,453     5,918,462      (81,098)    (12,044)     661,058
Net Income                                                             90,391                                              90,391
Other Comprehensive Income,
  net of tax:
  Net unrealized gains on available-
    for-sale securities**                                                                                     11,940       11,940
                                                                                                                       -------------
Comprehensive Income                                                                                                      102,331
                                                                                                                       -------------
Cash Dividends Declared and Paid                                      (20,316)                                            (20,316)
Deferred Compensation Related to
  Options Granted                                          1,282                                                            1,282
Options Exercised and Employee
  Stock Purchase Plan                                        554                   (314,187)       4,241                    4,795
Tax Benefit Related to Options
  Exercised                                                1,017                                                            1,017
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             $   39,591    $  99,009     $688,528     5,604,275     $(76,857)   $   (104)    $750,167
------------------------------------------------------------------------------------------------------------------------------------

* Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.

** Net of realized gains included in net income/(loss) of $3,056 (2000), $1,996 (1999) and $13,548 (1998).

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Overseas Shipholding Group, Inc. and Subsidiaries

Note A -- Summary of Significant Accounting Policies:

1. The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc. and its subsidiaries (the "Company" or "OSG"). All subsidiaries are wholly owned. Significant intercompany items and transactions have been eliminated in consolidation. Investments in joint ventures are stated at the Company's cost thereof adjusted for its proportionate share of the undistributed operating results of such companies.

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

3. Vessels include vessels under construction aggregating $260,937,000 and $281,751,000 at December 31, 2000 and 1999, respectively (see Note N1).

      Depreciation of vessels is computed for financial reporting purposes based on cost, less estimated salvage value, by the straight-line method primarily using a vessel life of 25 years. Accumulated depreciation was $397,373,000 and $368,745,000 at December 31, 2000 and 1999, respectively.

      Expenditures for maintenance and repairs incurred during a drydocking are deferred and amortized on a straight-line basis over the period until the next scheduled drydocking. Such amortization, which is included in vessel expenses in the consolidated statements of operations, amounted to $14,912,000 (2000), $18,005,000 (1999) and $19,525,000 (1998). The
      unamortized portion of deferred drydocking expenditures, which is included in other assets in the consolidated balance sheets, was $13,706,000 and $25,846,000 at December 31, 2000 and 1999, respectively.

4. Certain subsidiaries have bareboat charters-in on vessels that are accounted for as capital leases. Amortization of capital leases is computed by the straight-line method over 22 or 25 years, representing the terms of the leases (see Note O1). Accumulated amortization was $78,303,000 and $72,925,000 at December 31, 2000 and 1999, respectively.

5. Time charters and bareboat charters that are operating leases are reported on the accrual basis. Effective January 1, 2000, voyage charters are reported using the percentage of completion method (see Note B). For 1999 and earlier periods, voyage charters were reported on the completed voyage basis.

6. Interest costs incurred during the construction of vessels (until the vessel is complete and ready for its intended use) are capitalized. Interest capitalized aggregated $15,411,000 (2000), $10,614,000 (1999) and
      $3,035,000 (1998). Interest paid amounted to $47,387,000 (2000),
      $45,858,000 (1999) and $66,451,000 (1998), excluding capitalized interest.

7. The Company's investments in marketable securities are classified as available-for-sale and are carried at market value. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss). The classification of investments in marketable securities in the consolidated balance sheets reflects management's view with respect to the portfolio's availability for use in current operations.

8. Amounts receivable or payable under interest rate swaps (designated as hedges against certain existing debt -- see Note G) are accrued and reflected as adjustments of interest expense. Such receivables or payables are included in other receivables or sundry liabilities and accrued expenses, respectively. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt.

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

9. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock.

Note B -- Change in Accounting for Voyage Revenue:

      Prior to 2000, net voyage revenues for vessels operating on voyage charters were accounted for using the completed voyage method, with voyages being calculated on a load-to-load basis. Under that method, the net revenue of a voyage was included in operating results in the period in which that voyage was deemed completed, that is, its arrival at the subsequent voyage's initial load port.

      Effective January 1, 2000, the Company changed its accounting policy for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method, with voyages being calculated on a discharge-to-discharge basis. Under this method, net voyage revenue is recognized evenly over the period from a vessel's departure from its last discharge port to the projected departure from its next discharge port. The change in revenue recognition policy eliminates fluctuations in income from vessel operations attributable solely to the timing of completion of voyages. Further, the discharge-to-discharge basis is deemed by management to be a more reliable method of recognizing net voyage revenues under the percentage of completion method, since it eliminates uncertainty associated with predicting the actual location of the next load port. The cumulative effect of this change is shown separately in the consolidated statement of operations for 2000, and resulted in income, net of taxes, of $4,152,000 in the first quarter. The cumulative effect of this change in accounting principle as of January 1, 2000 on the Company's consolidated balance sheet was to increase total assets by $3,749,000, to reduce total liabilities by $403,000 and to increase shareholders' equity by $4,152,000.

      Assuming the above percentage of completion method had been applied retroactively, the pro forma income before cumulative effect of change in accounting principle for 1999 would have been reduced by $1,314,000 to $13,450,000, or $.37 per basic and diluted share. The pro forma loss before cumulative effect of change in accounting principle for 1998 would have been increased by $2,860,000 to $40,780,000, or $1.11 per basic and diluted share.

Note C -- Business and Segment Reporting:

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

      The Company has five reportable segments: foreign flag VLCCs (very large crude carriers), Aframaxes and products carriers, and U.S. flag tankers and dry bulk carriers. Following the disposal of certain older tonnage in 1999, the Company revised its reportable segments in the first quarter of 2000. Segment information as of December 31, 1999 and 1998 and for the years then ended has been reclassified to conform to the revised presentation. Segment results are evaluated based on income from vessel operations before general and administrative expenses. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company's consolidated financial statements.

      Information about the Company's reportable segments for the three years ended December 31, 2000 follows:

In thousands                               Foreign flag                          U.S. flag
                                -----------------------------------       -----------------------
                                                           Products                    Dry bulk
2000                              VLCCs      Aframaxes     carriers       Tankers      carriers      All other    Totals
----------------------------------------------------------------------------------------------------------------------------
Shipping revenues               $120,549+     $132,006     $ 76,655       $ 37,486      $47,490***   $ 53,432   $  467,618
Depreciation and amortization     19,799        15,655        7,244             --        2,034        10,494       55,226
Income from vessel operations     74,229**      49,233       24,938         12,843        3,015        12,430      176,688*
Equity in results of bulk
   shipping joint ventures         2,736         4,016           --          5,248           --          (551)      11,449
Total assets at December 31,
   2000                          764,118       374,288      110,666          6,628       28,739       179,707    1,464,146
Investments in bulk shipping
   joint ventures at December
   31, 2000                       72,703         5,879           --          4,644           --         1,516       84,742
Expenditures for vessels          86,126        31,317          174             --          145           212      117,974

1999
----------------------------------------------------------------------------------------------------------------------------
Shipping revenues                 66,772        77,977       47,506         51,078       37,475        69,737      350,545
Depreciation and amortization     15,686        15,826        7,200          6,472        2,057        10,614       57,855
Income from vessel operations     15,267**       3,016        5,032         22,080        5,986        11,293       62,674*
Gain on planned vessel
   dispositions                       --            --           --             --           --        12,404       12,404
Equity in results of bulk
   shipping joint ventures         4,336            --           --          1,750           --         1,046        7,132
Total assets at December 31,
   1999                          685,386       355,565      117,255         10,013++     17,705       198,984    1,384,908
Investments in bulk shipping
   joint ventures at December
   31, 1999                       72,329            --           --          1,787           --         1,798       75,914
Expenditures for vessels         121,170        53,043        2,339             --          262           520      177,334

1998
----------------------------------------------------------------------------------------------------------------------------
Shipping revenues                 91,573        87,941       54,088         93,731       13,706        71,345      412,384
Depreciation and amortization     16,747        15,535        8,777         14,709        1,751        13,287       70,806
Income/(loss) from vessel
   operations                     35,708**       6,925        9,994         25,237       (1,739)       11,105       87,230*
Provision for loss on planned
   vessel dispositions                --            --       (6,908)        (2,015)          --       (76,149)     (85,072)
Equity in results of bulk
   shipping joint ventures        (2,959)           --           --             --           --          (641)      (3,600)
Total assets at December 31,
   1998                          587,807       315,419      129,006         89,759       15,020       242,986    1,379,997
Investments in bulk shipping
   joint ventures at December
   31, 1998                       81,968            --           --             --           --         9,974       91,942
Expenditures for vessels,
   including purchase of
   vessels under capital
   leases                        108,532            --        1,420         13,263          666            79      123,960
============================================================================================================================

* Segment totals are before general and administrative expenses, investment income and interest expense. 1999 and 1998 have been restated to conform with the 2000 presentation.

** Includes the net earnings from a vessel chartered-in until early 2005 and chartered out for the same period.

*** Reflects the reclassification of an older products carrier that participated in the U.S. grain trade program for all of 2000.

+ Year 2000 revenues are primarily reported on a time charter equivalent basis, which is net of voyage expenses due to the participation of six vessels in the Tankers International pool (see Note E); in 1999 and 1998, revenues are reported before reduction for voyage expenses of $15,547
      (1999) and $17,566 (1998).

++ The decrease from December 31, 1998 reflects the sale and leaseback under operating leases of five U.S. flag tankers (see Note O1) and the reclassification to U.S. flag dry bulk carriers of another older tanker (held for disposal at year-end 1998) that participated in the U.S. grain trade program for all of 1999.

      Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31,                    2000          1999          1998
--------------------------------------------------------------------------------
Total assets of all segments              $1,464,146    $1,384,908    $1,379,997
Corporate cash and securities,
  including capital construction fund        283,774       270,526       237,520
Other unallocated amounts                     75,993        65,511        77,998
--------------------------------------------------------------------------------
    Consolidated total assets             $1,823,913    $1,720,945    $1,695,515
================================================================================

      Certain additional information about the Company's operations for the three years ended December 31, 2000 follows:

In thousands                                     Consolidated       Foreign flag*        U.S. flag
------------------------------------------------------------------------------------------------------
2000
Shipping revenues                                  $  467,618        $  355,397          $112,221
------------------------------------------------------------------------------------------------------
Vessels and vessels under capital leases
  at December 31, 2000                              1,293,958         1,224,004**          69,954
------------------------------------------------------------------------------------------------------

1999
Shipping revenues                                     350,545           223,468           127,077
------------------------------------------------------------------------------------------------------
Vessels and vessels under capital leases
  at December 31, 1999                              1,237,513         1,160,495**          77,018
------------------------------------------------------------------------------------------------------

1998
Shipping revenues                                     412,384           271,669           140,715
------------------------------------------------------------------------------------------------------
Vessels and vessels under capital leases
  at December 31, 1998+                            $1,229,110        $1,069,704**        $159,406
------------------------------------------------------------------------------------------------------

*     Principally Marshall Islands as of December 31, 2000.

** Includes vessels under construction of $260,937 (2000), $281,751 (1999) and $108,695 (1998).

+     Includes vessels held for disposal.

      The Company had one charterer (BP Amoco p.l.c. - "BP Amoco") during 1999 and 1998 from which revenues exceeded 10% of the sum of revenues from voyages and net revenues of vessels operating in certain pools. Revenues from such charterer amounted to $35,193,000 in 1999 and $98,625,000 in 1998. The decrease in 1999 reflects the conversion of long-term time charters on five U.S. flag tankers to bareboat charters to Alaska Tanker Company, LLC (see Note E) in the second quarter.

      See Note J for information relating to taxation of income and undistributed earnings of foreign companies.

Note D -- Assets and Liabilities of Foreign Subsidiaries:

      A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the United States) subsidiaries, whose operations are principally conducted in U.S. dollars, follows:

In thousands at December 31,                                                        2000               1999
-----------------------------------------------------------------------------------------------------------------
Current assets                                                                   $   44,451         $   26,179
Vessels, net                                                                      1,198,027          1,132,973
Other assets                                                                        108,499            105,759
-----------------------------------------------------------------------------------------------------------------
                                                                                  1,350,977          1,264,911
-----------------------------------------------------------------------------------------------------------------
Current installments of long-term debt, including intercompany                       75,500             76,670
   of $66,800 in 2000 and 1999
Other current liabilities                                                            11,108             13,487
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            86,608             90,157
Long-term debt (including intercompany of $66,800
   and $133,600), deferred credits and other liabilities                            397,075            425,388
-----------------------------------------------------------------------------------------------------------------
                                                                                    483,683            515,545
-----------------------------------------------------------------------------------------------------------------
Net assets                                                                       $  867,294         $  749,366
=================================================================================================================

Note E-- Bulk Shipping Joint Ventures and Certain Pooling Arrangements:

      In the first quarter of 1999, the Company, BP Amoco and Keystone Shipping Company ("Keystone") completed the formation of Alaska Tanker Company, LLC ("ATC"). ATC, which is owned 37.5% by the Company, 37.5% by Keystone and 25% by BP Amoco, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable, if certain conditions are met, by BP Amoco to ATC. ATC currently manages the vessels carrying BP Amoco's Alaskan crude oil, including five of the Company's vessels through mid-October 2000 and four thereafter (reflecting the sale of the vessel discussed in the following paragraph). The long-term charters to BP Amoco covering these five vessels were converted in the second quarter of 1999 to bareboat charters to ATC, with BP Amoco guarantees, through their expiry dates (2005/2006 for four of these vessels and 2003 for the other) under the U.S. Oil Pollution Act of 1990. Hire under the bareboat charters out is included in revenue from voyages (payments required to be made by the Company in connection with its related August 1999 sale and leaseback of these five vessels are included in time and bareboat charter hire expenses) and the Company's share of incentive hire earned by ATC is included in equity in results of bulk shipping joint ventures in the consolidated statements of operations.

      In October 2000, the Company disposed of one of its U.S. flag tankers included in the August 1999 sale and leaseback transaction. This resulted in a gain (representing the unamortized balance of the previously deferred gain, net of the vessel's unamortized deferred drydocking expenditures) of approximately $19,700,000 in the fourth quarter of 2000, which is included in other income in the consolidated statement of operations.

      In December 1999, the Company and five other leading tanker companies established Tankers International LLC ("TI") to pool their VLCC fleets. TI, which commenced operations in February 2000, commercially manages a fleet of exclusively modern VLCCs. TI was formed to meet the global transportation requirements of international oil companies and other major charterers. As of December 31, 2000, six of the Company's VLCCs participate in the TI pool. The Company's four VLCC newbuildings are scheduled to enter the pool upon their delivery within the next two years.

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

      During the first quarter of 2000, the Company and two other major vessel owners agreed to pool their modern Capesize dry bulk carriers. The pool currently commercially manages a fleet of 50 vessels, including the Company's two foreign flag dry bulk carriers. The Company and other pool members have interests in a number of short-term time charters-in that participate in the pool. OSG's share of the cost of such charters-in in 2000 was $8,868,000. The Company's share of such charter-in obligations as of December 31, 2000 is $19,657,000 (2001), or $18,600 per day, and $868,000 (2002), or $17,200 per day.

      The earnings of VLCCs and Capesize dry bulk carriers, including the Company's share of the results of the chartered-in vessels referred to in the preceding paragraph, operating in pools are reported on a time charter equivalent (voyage revenues less voyage expenses) basis. For periods prior to the commencement of pool operations, revenues from voyages and voyage expenses of these vessels are separately reflected.

      In May 2000, a subsidiary of the Company invested $1,500,000 for a 50% interest in a newly formed joint venture that bareboat chartered-in a 1992-built Aframax tanker, which is being accounted for as a capital lease. Such subsidiary has provided certain charter guarantees to the joint venture; daily time charter equivalent earnings in excess of an agreed amount are for the Company's benefit. Certain other subsidiaries have investments in other bulk shipping joint ventures, which are also 50% owned.

      In early 2001, the Company entered into a joint venture agreement, whereby companies in which OSG holds an approximate 49% interest will acquire two 1993-built VLCCs that will participate in the TI pool. Such acquisitions, which are expected to close in the first quarter of 2001, will be financed by the joint ventures substantially through long-term bank financing.

Note F -- Investments in Marketable Securities:

      Certain information concerning the Company's marketable securities (including securities in the capital construction fund), which consist of available-for-sale securities, follows:

                                                                                                  Approximate
                                                                      Gross unrealized             market and
                                                               -----------------------------        carrying
In thousands at December 31,                     Cost             Gains            Losses            amount
-----------------------------------------------------------------------------------------------------------------
2000
Equity securities                              $ 85,531           $6,352            $ 6,738         $ 85,145
U.S. Treasury securities and
   obligations of U.S. government
   agencies                                      14,772              640                 13           15,399
Mortgage-backed securities                       55,808              252                179           55,881
Other debt securities                            20,731              165                659           20,237
-----------------------------------------------------------------------------------------------------------------
                                               $176,842           $7,409            $ 7,589         $176,662
=================================================================================================================
1999
Equity securities                              $111,588           $1,174            $16,993         $ 95,769
U.S. Treasury securities and
   obligations of U.S. government
   agencies                                       5,712               17                104            5,625
Mortgage-backed securities                       30,771               --              1,181           29,590
Other debt securities                            26,779               --              1,332           25,447
-----------------------------------------------------------------------------------------------------------------
                                               $174,850           $1,191            $19,610         $156,431
=================================================================================================================

      At February 14, 2001, the aggregate market quotation of the above marketable securities was approximately $181,000,000.

      The cost and approximate market value of debt securities held by the Company as of December 31, 2000, by contractual maturity, follow:

In thousands                                                         Approximate
                                                          Cost         market
--------------------------------------------------------------------------------
Due in one year or less                                  $ 2,718       $ 2,704
Due after one year through five years                     13,543        13,684
Due after five years through ten years                     9,099         9,393
Due after ten years                                       10,143         9,855
--------------------------------------------------------------------------------
                                                          35,503        35,636
Mortgage-backed securities                                55,808        55,881
--------------------------------------------------------------------------------
                                                         $91,311       $91,517
================================================================================

Note G -- Debt:

      Long-term debt, exclusive of current installments, follows:

In thousands at December 31,                                            2000         1999
--------------------------------------------------------------------------------------------
Unsecured revolving credit agreements with banks                        $493,000    $457,000
8.75% Debentures due 2013, net of unamortized discount of $177
   and $191                                                               84,798      84,784
8% Notes due 2003, net of unamortized discount of $49 and $80             69,671      84,820
Floating rate secured Term Loans, due
   through 2008                                                          102,950     102,046
Floating rate unsecured Promissory Note,
   due through 2005                                                       20,450      24,350
Other                                                                         --       2,904
--------------------------------------------------------------------------------------------
                                                                        $770,869    $755,904
============================================================================================

      In April 2000, the Company concluded an unsecured revolving credit agreement that provides for borrowings of up to $350,000,000, on a revolving credit basis, through April 2005. In connection therewith, the Company's existing long-term credit facility, which terminates in August 2002 and bears interest at a spread (currently 70 basis points) above the London interbank offered rate ("LIBOR"), was reduced from $600,000,000 to $425,000,000. Amounts outstanding under this new facility bear interest at a spread (currently 112.5 basis points) above LIBOR. The financial covenants contained in this agreement are substantially equivalent to those contained in existing debt agreements.

      Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements. The most restrictive of these covenants requires the Company to maintain net worth as of December 31, 2000 of approximately $680,000,000 (increasing quarterly by an amount related to net income).

      The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. As of December 31, 2000, the Company is a party to fixed to floating interest rate swaps with various major financial institutions covering notional amounts aggregating $60,000,000, pursuant to which it pays LIBOR and receives fixed rates of approximately 6.1% calculated on the notional amounts. The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $278,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR (6.2% to 6.4% as of December 31, 2000, for a term equal to the swaps' reset frequency). These agreements contain no leverage features and have various maturity dates from mid 2002 to 2008. In December 2000, the Company terminated fixed to floating interest rate swaps (which were designated as hedges against certain debt) expiring in late 2003 and 2008, covering a notional amount of $140,000,000.

      In June 2000, the Company repurchased 8% Notes with an aggregate principal amount of $15,180,000, at a discount of $803,000. During 1999, the Company repurchased 8.75% Debentures and 8% Notes with an aggregate principal amount of $23,875,000, at a $2,249,000 discount. Such discounts have been reported in the Company's consolidated statements of operations as extraordinary gains.

      During the fourth quarter of 1998, the Company repurchased Unsecured Senior Notes, due from 2000 through 2013 with coupons averaging 8.7%, with an aggregate principal amount of $310,000,000, at a $21,000,000 premium net of gains from the termination of related interest rate swaps (fixed rate interest on the Unsecured Senior Notes had been converted to a floating rate basis by these interest rate swaps). The premium net of the swap termination gain has been reported in the Company's consolidated statement of operations as an extraordinary charge. The Company borrowed the amount needed for the purchase under a long-term revolving credit agreement, effectively reducing interest by approximately $5,000,000 per year, based on the interest rates and the amount of notes outstanding at the time of the transaction.

      Approximately 14% of the net book amount of the Company's vessels and vessels under capital leases, representing two foreign flag and four U.S. flag vessels, is pledged as collateral for certain long-term debt.

      The aggregate annual principal payments required to be made on long-term debt for the five years subsequent to December 31, 2000 are $8,700,000 (2001), $431,600,000 (2002), $82,271,000 (2003), $12,600,000 (2004) and $91,450,000
(2005).

      The Company also has a $15,000,000 committed short-term line of credit facility with a bank, all of which was unused as of December 31, 2000.

Note H -- Agency Fees and Brokerage Commissions:

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

      All subsidiaries with vessels and certain joint ventures were parties to agreements with Maritime that provided, among other matters, for Maritime and its subsidiaries to render services related to the chartering and operation of the vessels and certain general and administrative services for which Maritime and its subsidiaries received specified compensation. General and administrative expenses include $26,263,000 (January 1 to October 30, 1998) of such agency fees. Voyage expenses include $4,859,000 (January 1 to October 30, 1998) of brokerage commissions to Maritime. By agreement, Maritime's compensation for any year was limited to the extent Maritime's consolidated net income from shipping operations would exceed a specified amount (approximately $1,014,000 for January 1 to October 30, 1998). Maritime was owned by a director of the Company; directors or officers of the Company constituted all four of the directors and the majority of the principal officers of Maritime until October 1998, at which time the owner of Maritime became its sole director, and officers of the Company resigned as officers of Maritime in connection with the transaction referred to in the preceding paragraph.

Note I -- Disclosures About Fair Value of Financial Instruments:

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and interest-bearing deposits -- The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

Investment securities -- The fair value for marketable securities is based on quoted market prices or dealer quotes.

Debt, including capital lease obligations -- The carrying amounts of the borrowings under the revolving credit agreements and the other floating rate loans approximate their fair value. The fair values of the Company's fixed rate debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

Interest rate swaps -- The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Foreign currency swaps -- The fair value of foreign currency swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

      The estimated fair values of the Company's financial instruments follow:

                                                             Carrying        Fair       Carrying       Fair
                                                              amount        value        amount        value
In thousands at December 31,                                   2000          2000         1999         1999
-----------------------------------------------------------------------------------------------------------------
Financial assets (liabilities)
Cash and interest bearing deposits                           $  15,781    $  15,781     $  56,727    $  56,727
Interest-bearing deposits in capital construction fund          91,763       91,763        57,768       57,768
Investments in marketable securities                           176,662      176,662       156,431      156,431
Debt, including capital lease obligations                     (850,791)    (847,074)     (842,319)    (826,404)
Interest rate swaps                                                 --        3,411            --        6,124
Foreign currency swaps                                              --        2,782            --       (6,740)
-----------------------------------------------------------------------------------------------------------------

Note J -- Taxes:

      Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. The foreign companies' shipping income earned from January 1, 1976 through December 31, 1986 ("Deferred Income") is excluded from U.S. income taxation to the extent that such income is reinvested in foreign shipping operations, and the foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. parent. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. If, during any determination period, there is a reduction of qualified investments in foreign shipping operations, Deferred Income, limited to the amount of such reduction, would become subject to tax. The Company believes that it will be reinvesting sufficient amounts in foreign shipping operations so that any significant U.S. income taxes on the undistributed income of its foreign companies accumulated through December 31, 1986 will be postponed indefinitely. U.S. income taxes on the income of its foreign companies accumulated through December 31, 1986 will be provided at such time as it becomes probable that a liability for such taxes will be incurred and the amount thereof can reasonably be estimated. No provision for U.S. income taxes on the income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2000 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations. As of December 31, 2000, such undistributed earnings aggregated approximately $475,000,000, including $114,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $165,000,000.

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

      The significant components of the Company's deferred tax liabilities and assets follow:

In thousands at December 31,                                                        2000              1999
-----------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
-----------------------------------------------------------------------------------------------------------------
Excess of tax over statement depreciation -- net                                   $ 69,739         $ 47,092
Tax benefits related to the capital construction fund                                64,493           54,228
Costs capitalized and amortized for statement, expensed for tax                       6,457            5,624
Other -- net                                                                         17,710           19,207
-----------------------------------------------------------------------------------------------------------------
      Total deferred tax liabilities                                                158,399          126,151
-----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
-----------------------------------------------------------------------------------------------------------------
Capital leases                                                                        1,494            1,678
Alternative minimum tax credit carryforwards, which can be carried
   forward indefinitely                                                              38,856           29,774
Net operating loss carryforwards, expiring between 2010 and 2012                         --           16,522
-----------------------------------------------------------------------------------------------------------------
      Total deferred tax assets                                                      40,350           47,974
-----------------------------------------------------------------------------------------------------------------
      Net deferred tax liabilities                                                 $118,049         $ 78,177
=================================================================================================================

      Federal income taxes paid amounted to $9,850,000 in 2000 ($950,000 of which related to 1999) and $17,500,000 in 1998 ($7,000,000 of which related to a prior period). A federal income tax refund of approximately $7,900,000, all of which related to prior years, was received in 1999.

      The components of income/(loss) before federal income taxes, extraordinary gain/(loss) and cumulative effect of change in accounting principle follow:

In thousands for the year ended December 31,           2000        1999          1998
-----------------------------------------------------------------------------------------
Foreign                                               $117,105    $ 9,528     $  4,592
Domestic                                                15,081      9,987      (39,814)
-----------------------------------------------------------------------------------------
                                                      $132,186    $19,515     $(35,222)
-----------------------------------------------------------------------------------------

      Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

      The components of the provision/(credit) for federal income taxes follow:

In thousands for the year ended December 31,             2000           1999         1998
----------------------------------------------------------------------------------------------
Current                                                  $14,299      $(1,455)     $ 21,580
Deferred                                                  32,221        7,668       (32,530)
----------------------------------------------------------------------------------------------
                                                         $46,520      $ 6,213      $(10,950)
==============================================================================================

      The income tax expense/(benefit) allocated to each component of other comprehensive income/(loss) follows:

In thousands for the year ended December 31                      2000        1999        1998
--------------------------------------------------------------------------------------------------
Unrealized gains on available-for-sale securities              $ 7,945      $  800      $ 1,194
Reclassification adjustment for (gains) included in
    net income/(loss)                                           (1,645)     (1,075)      (7,294)
--------------------------------------------------------------------------------------------------
                                                               $ 6,300     $  (275)     $(6,100)
--------------------------------------------------------------------------------------------------

      Reconciliations of the actual federal income tax rate attributable to pretax income/(loss) before extraordinary gain/(loss) and cumulative effect of change in accounting principle and the U.S. statutory income tax rate follow:

In thousands for the year ended December 31          2000     1999       1998
--------------------------------------------------------------------------------
Actual federal income tax provision/(credit) rate   35.2%      31.8%    (31.1%)
Adjustments due to:
   Dividends received deduction                      0.1%       2.1%      1.2%
   Prior years' undistributed earnings of cruise
       business -- see Note N3                       --          --      (2.7%)
   Income not subject to U.S. income taxes           0.7%        --        --
   Other                                            (1.0%)      1.1%     (2.4%)
--------------------------------------------------------------------------------
U.S. statutory income tax provision/(credit) rate   35.0%      35.0%    (35.0%)
================================================================================

Note K -- Other Income (Net):

      Other income (net) consists of:

In thousands for the year ended December 31                        2000              1999              1998
--------------------------------------------------------------------------------------------------------------
Investment Income:
   Interest                                                       $ 9,766           $12,239          $ 7,761
   Dividends                                                        1,280             1,343            2,303
   Gain on sale of securities -- net (based on first-in,
      first-out method)                                             3,513             1,884           21,789
--------------------------------------------------------------------------------------------------------------
                                                                   14,559            15,466           31,853
Gain on early termination of interest rate swaps                       --             2,804               --
Gain/(loss) on disposal of vessels -- net                          21,064             1,824           (1,288)
Miscellaneous -- net                                               (1,482)            1,776            1,747
--------------------------------------------------------------------------------------------------------------
                                                                  $34,141           $21,870          $32,312
==============================================================================================================

      Gross realized gains on sales of securities were $22,318,000 (2000), $9,597,000 (1999) and $25,895,000 (1998), and gross realized losses were
$18,805,000 (2000), $7,713,000 (1999) and $4,106,000 (1998).

Note L -- Pension and Other Postretirement Benefit Plans:

      Since October 31, 1998 (see Note H), the Company is the sponsor of a noncontributory defined benefit pension plan covering substantially all of its domestic shore-based employees. Retirement benefits are based primarily on years of service and final average compensation, as defined. The Company's policy is to fund pension costs accrued, but not in excess of amounts allowable under income tax regulations. The Company has an unfunded, nonqualified supplemental pension plan covering certain employees, which provides for additional benefits that would otherwise have been payable to such employees under the Company's pension plan in the absence of limitations imposed by income tax regulations. The accrued benefit liabilities for this supplemental plan were $7,983,000 and $6,213,000 at December 31, 2000 and 1999, respectively, and have been reflected in the accrued benefit costs shown in the table below.

      Certain of the Company's foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company's consolidated financial position.

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

      Certain information as of December 31, 2000 and 1999 and for the three years ended December 31, 2000 with respect to the above domestic plans follows (amounts applicable to periods prior to October 31, 1998 were not material):

                                                      Pension benefits              Other benefits
                                                  -------------------------    -------------------------
In thousands at December 31,                          2000        1999             2000        1999
--------------------------------------------------------------------------------------------------------
Change in benefit obligation:
--------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of year              $33,234    $ 42,935          $ 4,636     $ 5,440
Cost of benefits earned (service cost)                   908       1,150              135         164
Interest cost on benefit obligation                    2,361       2,552              324         374
Plan participants' contributions                          --          --               58          50
Amendments                                               356         448               --          --
Benefits paid                                         (3,586)    (10,467)            (360)       (351)
Curtailments and settlements                              --      (1,287)              --        (285)
--------------------------------------------------------------------------------------------------------
   Benefit obligation at December 31                  33,273      35,331            4,793       5,392
--------------------------------------------------------------------------------------------------------
Change in plan assets:
--------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year        37,274      42,880               --          --
Actual return on plan assets                           2,668       2,377               --          --
Benefits paid                                         (2,966)     (7,203)              --          --
Curtailments and settlements                              --        (780)              --          --
--------------------------------------------------------------------------------------------------------
   Fair value of plan assets at December 31           36,976      37,274               --          --
--------------------------------------------------------------------------------------------------------
Funded status at December 31 (unfunded)                3,703       1,943           (4,793)     (5,392)
Unrecognized prior-service costs                       1,080         305               --          --
Unrecognized net actuarial (gain)/loss                (1,676)        974             (935)       (231)
Unrecognized transition obligation                        --        (261)           2,562       2,745
Additional minimum liability                          (1,171)       (457)              --          --
--------------------------------------------------------------------------------------------------------
Prepaid/(accrued) benefit cost
   at December 31                                    $ 1,936    $  2,504          $(3,166)    $(2,878)
========================================================================================================

For the years ended December 31, 2000             Pension benefits                         Other benefits
and 1999 and for the period from October    ------------------------------          ------------------------------
31 to December 31, 1998                      2000         1999       1998            2000       1999        1998
------------------------------------------------------------------------------------------------------------------
Components of expense:
------------------------------------------------------------------------------------------------------------------
Cost of benefits earned                     $   908     $ 1,150      $ 245           $135       $164        $ 52
Interest cost on benefit obligation           2,361       2,552        499            324        374          77
Expected return on plan assets               (3,314)     (3,540)      (646)            --         --          --
Amortization of prior-service costs             757         224         37              7         --          --
Amortization of transition obligation          (261)       (261)       (43)           176        197          48
Recognized net actuarial loss/(gain)             23         190         24            (52)        (6)         (7)
------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       474         315        116            590        729         170
(Gain)/loss on curtailments and
   settlements                                   --        (527)        --             --        247          --
------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost after
   curtailments and settlements             $   474     $  (212)     $ 116           $590       $976        $170
==================================================================================================================

      The weighted average discount rate and assumed rate of future compensation increases used in determining the benefit obligation at December 31, 2000 were 7% and 4%, respectively. The expected long-term return on plan assets was 9%. The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is 4%.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands                                                                  1% increase        1% decrease
------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components in 2000                  $ 64              $ (52)
Effect on postretirement benefit obligation as of
   December 31, 2000                                                             $538              $(450)

      The Company also has a 401(k) employee savings plan covering all eligible employees, as defined. Contributions are limited to amounts allowable for income tax purposes. Employer matching contributions to the plan are at the discretion of the Company. Certain subsidiaries make contributions to union-sponsored multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to domestic multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 2000. Certain other seagoing personnel of U.S. flag vessels are covered under a subsidiary's defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2000.

Note M -- Planned Vessel Dispositions:

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

      In the fourth quarter of 1998, the Company established a reserve of $19,700,000 ($12,800,000 after tax), which excluded the Company's share of the provision with respect to vessels held by certain joint ventures, to reduce the carrying amount (approximately $36,600,000) of certain older and less efficient crude oil and products tonnage, which it expected to dispose of in 1999, to their estimated fair value. During 1999, the Company sold eight of these tankers, including the three held in joint ventures. The two remaining tankers are now participating in the U.S. grain trade program and, accordingly, were reclassified from vessels held for disposal to vessels as of December 31, 1999.

Note N -- Commitments and Other Matters:

1. As of February 14, 2001, the Company had commitments for the construction of nine double-hulled foreign flag tankers, scheduled for delivery between late-February 2001 and early-January 2004, with an aggregate unpaid cost of approximately $232,900,000. Unpaid costs are net of $218,200,000 of progress payments and prepayments (all paid prior to January 1, 2001). The progress payments and prepayments are covered by refundment guaranties, principally from major U.S. insurance companies. A foreign flag Aframax tanker with an unpaid cost of approximately $8,100,000 as of December 31, 2000 was delivered in early-February 2001.

2.    Sundry liabilities and accrued expenses consist of:

      In thousands at December 31,                          2000          1999
      --------------------------------------------------------------------------
      Payroll and benefits                                 $ 7,266      $ 3,248
      Interest                                               4,291        4,209
      Insurance                                              2,999        5,978
      Other                                                 11,622       12,953
      --------------------------------------------------------------------------
                                                           $26,178      $26,388
      ==========================================================================

3. In March 1998, the Company recognized a gain of $42,288,000 ($26,500,000 after tax, including $1,000,000 of tax on previously untaxed earnings of Royal Caribbean Cruises Ltd. - "RCCL") from the sale of 3,650,000 shares of RCCL common stock received in connection with the 1997 disposition of its 49% ownership interest in Celebrity Cruise Lines Inc.

Note O -- Leases:

1.    Charters-in:

      The minimum commitments under capital leases for four U.S. flag vessels were:

      In thousands at December 31, 2000
      --------------------------------------------------------------------------
      2001                                                              $ 12,751
      2002                                                                12,751
      2003                                                                12,751
      2004                                                                 9,312
      2005                                                                 9,691
      Beyond 2005                                                         55,754
      --------------------------------------------------------------------------
      Net minimum lease payments                                         113,010
      Less amount representing interest                                   41,788
      --------------------------------------------------------------------------
      Present value of net minimum lease payments                       $ 71,222
      ==========================================================================

      During 1998, a subsidiary of the Company purchased a vessel that was under a capital lease. The excess, $5,044,000, of the purchase price, including the assumption of debt to which the vessel was subject, over the carrying amount of the lease obligation (which was removed from the consolidated balance sheet) was recorded as an adjustment to the carrying amount of the vessel.

      In August 1999, the Company completed the sale and leaseback of certain U.S. flag crude carriers that are bareboat chartered-out through their OPA 90 expiry dates. The net proceeds received, approximately $170,000,000, were applied to reduce amounts then outstanding under its long-term credit facility. The gains on the sale and leaseback of these vessels, under operating leases, were deferred and are being amortized over the remaining periods of the respective leases as a reduction in lease expense. The unamortized balance of the deferred gain as of December 31, 2000 and 1999 was $55,578,000 and $93,893,000, respectively. The decrease in 2000 reflects scheduled amortization and the recognition of $22,330,000 in connection with the sale of one of these vessels. Payments required to be made under the above operating leases as of December 31, 2000 are $28,052,000 (2001 to 2003), $18,715,000 (2004), $15,059,000 (2005) and
      $1,064,000 (2006); such payment obligations are satisfied through the assignments of the hire receivable under the bareboat charters-out of such vessels (see Note O2).

      The Company has chartered-in a foreign flag VLCC from a 50%-owned joint venture with a remaining term of four years, under an operating lease, at an annual time charter rental of approximately $8,000,000. OSG, in turn, has time-chartered the vessel for the same period to the joint venture partner at an annual rental of approximately $13,500,000 (see Note O2).

      The total rental expense for charters accounted for as operating leases amounted to $51,053,000 in 2000 (including the $8,868,000 referred to in Note E), $25,908,000 in 1999 and $19,799,000 in 1998.

2.    Charters-out:

      Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel.

      The minimum future revenues expected to be received subsequent to December 31, 2000 on noncancelable time charters and bareboat charters are $80,533,000 (2001), $63,434,000 (2002), $60,542,000 (2003), $51,008,000
      (2004), $17,253,000 (2005) and $1,312,000 (2006). The foregoing amounts do not purport to be an estimate of aggregate voyage revenues for any of the years. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

      The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates that will result in the Company receiving approximately $60,000,000 for such foreign currency from 2001 through 2004.

Note P -- Capital Stock and Per Share Amounts:

      The Company's Board of Directors ("Board"), has authorized the repurchase of up to 6,000,000 shares of the Company's common stock from time to time in the open market. Such purchases will be made at the Company's discretion and take into account such factors as price and prevailing market conditions. To date, a total of 3,123,100 shares have been repurchased.

      The Company's 1989 nonqualified stock option plan, as amended, covered 570,000 treasury shares. Options were granted to certain officers of the Company and a subsidiary for the purchase of all the shares covered by the amended plan, at $14.00 per share. Outstanding options remain exercisable until October 2003.

      The Company has granted options under its 1990 nonqualified stock option plan, as amended, including options granted to employees of Maritime and assumed by the Company (see Note H), at prices ranging from $14.00 to $19.50 per share (the market prices at dates of grant). Outstanding options remain exercisable until December 2002.

      In February 2000, the Board amended the 1998 stock option plan, subject to stockholder approval, to increase the number of shares available for grant pursuant to options under such plan from 1,300,000 to 2,800,000. The stockholders approved the amendment to the plan in June 2000. The 1998 plan provides for options to be granted at exercise prices of at least market value at the date of grant. Options granted vest and become exercisable over a three-year period and expire ten years from the date of grant. Options covering 1,974,016 shares have been granted to employees (including senior officers) at prices ranging from $12.50 to $16.00 per share (the market prices at dates of grant).

      In February 1999, the Board adopted the 1999 Non-Employee Director (as defined) Stock Option Plan, making available up to 150,000 shares of the Company's stock. The plan provides for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vest and become exercisable over a three-year period, annual options vest and become exercisable one year from the date of the grant. All options expire ten years from the date of grant. Options covering 87,000 shares have been granted at prices ranging from $13.30 to $24.81 per share (the market prices at dates of grant).

      Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 1997                              443,944
Granted                                                               730,700
Canceled                                                              (42,849)
Exercised ($16.00 per share)                                           (2,834)
-------------------------------------------------------------------------------
Options Outstanding at December 31, 1998                            1,128,961
Granted                                                               881,292
Canceled                                                             (214,167)
Exercised                                                                  --
-------------------------------------------------------------------------------
Options Outstanding at December 31, 1999                            1,796,086
Granted                                                               722,000
Canceled                                                              (25,236)
Exercised ($13.30 to $16.00 per share)                               (308,821)
-------------------------------------------------------------------------------
Options Outstanding at December 31, 2000                            2,184,029
-------------------------------------------------------------------------------
Options Exercisable at December 31, 2000                              706,507
===============================================================================

      The weighted average remaining contractual life of the above stock options at December 31, 2000 was 8 years.

      The Company follows APB 25 and related interpretations in accounting for its employee stock options. Compensation cost for the Company's stock option plans determined using the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), for grants made subsequent to 1994, would have reduced net income for 2000 and 1999 by $1,382,000 ($.04 per share) and $1,437,000 ($.04 per share), respectively, and increased the net loss for 1998 by $169,000 ($.01 per share). For purposes of applying FAS 123, the fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk free interest rates of 5.0%, 6.8% and 5.2%, dividend yields of 4.1%, 4.7% and 3.7%, expected stock price volatility factors of .37, .42 and .31, and expected lives of 7.7, 7.8 and 7.7 years. The weighted average grant-date fair values of options granted in 2000, 1999 and 1998 were $4.41, $4.17 and $4.48, respectively.

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

      Basic net income/(loss) per share is based on the following weighted average number of common shares outstanding during each year: 33,870,154 shares
(2000), 35,711,705 shares (1999) and 36,793,590 shares (1998). Diluted net income/(loss) per share, which gives effect to the aforementioned stock options in 2000 and 1999, is based on the following weighted average number of shares during each year: 34,315,257 shares (2000), 35,724,725 shares (1999) and
36,793,590 shares (1998). Such stock options have not been included in the computation of diluted net (loss) per share in 1998 since their effect thereon would be antidilutive.

      In October 1998, the Board adopted a Stockholder Rights Plan, and declared a rights distribution under the plan of one common stock purchase right on each outstanding share of common stock of the Company. The rights plan is designed to guard against attempts to take over the Company for a price that does not reflect the Company's full value, or that are conducted in a manner or on terms not approved by the board as being in the best interests of the Company and the stockholders. The rights are preventative in nature and were not distributed in response to any known attempt to acquire control of the Company.

Note Q -- 2000 and 1999 Quarterly Results of Operations (Unaudited):

Results of Operations for Quarter
Ended (in thousands, except per
share amounts)                       March 31,      June 30,   Sept. 30,    Dec. 31,
-------------------------------------------------------------------------------------
2000
Revenues from voyages*               $  84,041     $ 103,203   $ 129,535   $ 150,839
Income from vessel operations            5,275        25,749      46,402      56,640
Gain on disposal of vessels -- net          --            --          --      21,064
Income before extraordinary gain         5,013**      10,406      26,765      47,634
Net income                           $   5,013     $  10,979   $  26,765   $  47,634
-------------------------------------------------------------------------------------
Basic net income per share           $    0.15     $    0.32   $    0.79   $    1.40
Diluted net income per share         $    0.15     $    0.32   $    0.78   $    1.38
-------------------------------------------------------------------------------------
1999
Revenues from voyages                $  96,616     $  91,209   $  84,770   $  77,950
Income/(loss) from vessel
   operations                           12,655        13,056       3,528      (5,873)
Gain on disposal of vessels -- net         258            --          --       1,566
Income/(loss) before
   extraordinary gain                    3,058         8,433       1,993        (182)
Net income                           $   3,058     $   8,433   $   3,026   $     247+
-------------------------------------------------------------------------------------
Basic and diluted net income per
   share                             $    0.08     $    0.23   $    0.09   $    0.01+
=====================================================================================

*     Includes net voyage revenues of vessels operating in certain pools.

** Reflects the cumulative effect of change in accounting principle (net of income taxes of $1,800) of $4,152, or $.12 per share.

+ Reflects an extraordinary gain on early extinguishment of debt (net of income taxes of $230) of $429, or $.01 per share.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders
Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, in 2000 the Company changed its method of accounting for net voyage revenues for vessels operating on voyage charters.


                                                           /s/ Ernst & Young LLP

New York, New York
February 14, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See Item 13 below. Information with respect to executive officers of the Company is included at the end of Part I.

ITEM 11. EXECUTIVE COMPENSATION

      See Item 13 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See Item 13 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for under Items 10, 11, 12 and 13 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) The following consolidated financial statements of the Company are filed in response to Item 8.

                  Consolidated Balance Sheets at December 31, 2000 and 1999.

                  Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.

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

      4(d) Credit Agreement dated April 18, 2000, among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

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

      *10(iii)(a) Supplemental Executive Retirement Plans of the registrant, as amended and restated as of January 1, 1999 (filed as Exhibit 10 (iii)(a) to the registrant's Annual Report on Form 10-K for 1999 and incorporated herein by reference).

      *10(iii)(b) Supplemental Executive Retirement Plans of OSG Ship
                  Management, Inc., effective as of October 30, 1998 (filed as
                  Exhibit 10 (iii)(b) to the registrant's Annual Report on Form 10-K for 1999 and incorporated herein by reference).

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

      *10(iii)(j) 1989 Stock Option Plan, as amended on October 9, 1990, adopted for officers and key employees of the registrant or its subsidiaries (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

      *10(iii)(k) 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

      *10(iii)(l) Amendment to the 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

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

      **13 Such portions of the Annual Report to shareholders for 2000 as are expressly incorporated herein by reference.

      **21        List of subsidiaries of the registrant.

      **23        Consent of Independent Auditors of the registrant.

----------
(1) The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2) The Exhibits which have not previously been filed or listed or are being refiled are marked with two asterisks (**).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2001

                                        OVERSEAS SHIPHOLDING GROUP, INC.

                                         By         /s/ Myles R. Itkin
                                           -------------------------------------
                                                      Myles R. Itkin
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer

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

                   Name                                             Date

/s/ Morton P. Hyman                                            March 22, 2001
--------------------------------------------
Morton P. Hyman, Principal
Executive Officer and Director

/s/ Myles R. Itkin                                             March 22, 2001
--------------------------------------------
Myles R. Itkin, Principal
Financial Officer and
Principal Accounting Officer

/s/ Alan R. Batkin                                             March 22, 2001
--------------------------------------------
Alan R. Batkin, Director

/s/ Robert N. Cowen                                            March 22, 2001
--------------------------------------------
Robert N. Cowen, Director

/s/ Charles Fribourg                                           March 22, 2001
--------------------------------------------
Charles Fribourg, Director

/s/ William L. Frost                                           March 22, 2001
--------------------------------------------
William L. Frost, Director

/s/ Ran Hettena                                                March 22, 2001
--------------------------------------------
Ran Hettena, Director

/s/ Stanley Komaroff                                           March 22, 2001
--------------------------------------------
Stanley Komaroff, Director

                  Name                                              Date

/s/ Solomon N. Merkin                                          March 22, 2001
--------------------------------------------
Solomon N. Merkin, Director

/s/ Joel I. Picket                                             March 22, 2001
--------------------------------------------
Joel I. Picket, Director

/s/ Ariel Recanati                                             March 22 , 2001
--------------------------------------------
Ariel Recanati, Director

/s/ Oudi Recanati                                              March 22 , 2001
--------------------------------------------
Oudi Recanati, Director

/s/ Michael J. Zimmerman                                       March 22 , 2001
--------------------------------------------
Michael J. Zimmerman, Director

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

      4(d) Credit Agreement dated April 18, 2000, among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

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

      *10(iii)(a) Supplemental Executive Retirement Plans of the registrant, as amended and restated as of January 1, 1999 (filed as Exhibit 10 (iii)(a) to the registrant's Annual Report on Form 10-K for 1999 and incorporated herein by reference).

      *10(iii)(b) Supplemental Executive Retirement Plans of OSG Ship
                  Management, Inc., effective as of October 30, 1998 (filed as
                  Exhibit 10 (iii)(b) to the registrant's Annual Report on Form 10-K for 1999 and incorporated herein by reference).

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

      *10(iii)(j) 1989 Stock Option Plan, as amended on October 9, 1990, adopted for officers and key employees of the registrant or its subsidiaries (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

      *10(iii)(k) 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

      *10(iii)(l) Amendment to the 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

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

      **13 Such portions of the Annual Report to shareholders for 2000 as are expressly incorporated herein by reference.

      **21        List of subsidiaries of the registrant.

      **23        Consent of Independent Auditors of the registrant.

----------
(1) The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2) The Exhibits which have not previously been filed or listed or are being refiled are marked with two asterisks (**).