Form 10-Q
period 2001-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2001-05-14
CIK 75208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
MARCH 31, 2001

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

YES  X        NO

Common Shares outstanding as of May 11, 2001 - 34,176,697

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	MARCH 31, 2001	DECEMBER 31, 2000
	(UNAUDITED)
ASSETS

Current Assets:
Cash, including interest-bearing deposits of
$13,313 and $12,686	$ 15,710	$ 15,781
Investments in marketable securities	107,814	54,985
Receivables	53,475	56,954
Prepaid expenses	13,439	9,315
Total Current Assets	190,438	137,035

Capital Construction Fund	219,119	213,440
Vessels, at cost, less accumulated depreciation
of $410,338 and $397,373 - Note G	1,266,005	1,250,171
Vessels Under Capital Leases, less accumulated
amortization of $79,648 and $78,303	42,442	43,787
Investments in Bulk Shipping Joint Ventures - Note E	98,151	84,742
Other Assets	95,552	94,738
	$ 1,911,707	$ 1,823,913
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 2,085	$ 3,451
Sundry liabilities and accrued expenses	46,120	31,083
	48,205	34,534
Current installments of long-term debt	10,650	8,700
Current obligations under capital leases	5,666	5,594
Total Current Liabilities	64,521	48,828

Long-term Debt - Note G	783,377	770,869
Obligations Under Capital Leases	64,808	65,628
Deferred Federal Income Taxes ($131,009 and
$117,749), Deferred Credits and Other Liabilities - Note H	202,089	188,421

Shareholders' Equity - Notes H and I	796,912	750,167
Commitments and Per Share Amounts - Note L
	$ 1,911,707	$ 1,823,913

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)
	THREE MONTHS ENDED
	MARCH 31, 2001	MARCH 31, 2000
Net Shipping Revenues:
Revenues from voyages	$ 106,235	$ 77,990
Net voyage revenues of vessels operating in certain pools	42,302	6,051
Voyage expenses	(22,995)	(22,975)
	125,542	61,066
Shipping Expenses:
Vessel expenses, including drydock amortization of $2,577 and $4,212	22,213	23,251
Time and bareboat charter hire expenses	14,306	9,231
Depreciation of vessels and amortization of capital leases	14,309	13,056
General and administrative	9,874	10,253
Restructuring charge - Note J	8,545	-
	69,247	55,791

Income from Vessel Operations	56,295	5,275
Equity in Results of Bulk Shipping Joint Ventures	5,308	788
Operating Income	61,603	6,063
Other Income (net) - Note K	10,189	5,321
	71,792	11,384
Interest Expense	11,199	10,323

Income before Federal Income Taxes and Cumulative Effect of Change in Accounting Principle	60,593	1,061
Provision for Federal Income Taxes, reflecting deferred provision/(credit) of $10,030 and $(300) - Note H	20,230	200
Income before Cumulative Effect of Change in Accounting Principle	40,363	861
Cumulative Effect of Change in Accounting Principle, net of income taxes of $1,800 - Note B	-	4,152
Net Income	$ 40,363	$ 5,013

Per Share Amounts - Note L2:
Basic income before cumulative effect of change in accounting principle	$1.19	$.03
Diluted income before cumulative effect of change in accounting principle	$1.17	$.03
Cumulative effect of change in accounting principle, net of income taxes	-	$.12
Basic net income	$1.19	$.15
Diluted net income	$1.17	$.15
Cash Dividends Declared	$ .15	$.15

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)
	THREE MONTHS ENDED
	MARCH 31, 2001	MARCH 31, 2000

Net cash provided by Operating Activities	$ 71,883	$ 7,239

Cash Flows from Investing Activities:
Purchases of marketable securities	(65,906)	(3,064)
Proceeds from sales of marketable securities	23,511	59
Additions to vessels, including $28,562 and $6,977 related to vessels under construction	(28,798)	(7,044)	*
Investments in and advances to bulk shipping joint ventures	(16,286)	(4,392)
Distributions from bulk shipping joint ventures	6,957	7,050
Purchases of other investments	(64)	(2,520)
Proceeds from dispositions of other investments	111	2,150
Other - net	(226)	3,968
Net cash (used in) investing activities	(80,701)	(3,793)

Cash Flows from Financing Activities:
Issuance of long-term debt	13,000	-	*
Payments on long-term debt and
obligations under capital leases	(748)	(24,528)
Issuance of common stock upon exercise of stock options	1,596	829
Cash dividends paid	(5,109)	(5,051)
Other - net	8	(479)
Net cash provided by/(used in) financing activities	8,747	(29,229)

Net decrease in Cash	(71)	(25,783)
Cash, including interest-bearing
deposits, at beginning of period	15,781	56,727
Cash, including interest-bearing
deposits, at end of period	$ 15,710	$ 30,944

* Net of $5,558 of secured debt in connection with the construction of vessels.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)
						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income/(Loss)**	Total
Balance at January 1, 2001	$ 39,591	$ 99,009	$ 688,528	5,604,275	$ (76,857)	$ (104)	$ 750,167
Cumulative Effect of Change in Accounting Principle, net of taxes of $1,861 - Note A						3,455	3,455
Net Income			40,363				40,363
Unrealized Gain on
Available-For-Sale Securities						8,443	8,443
Unrealized Gains on Derivative Instruments						(2,949)	(2,949)
Comprehensive Income							49,312
Cash Dividends Declared			(5,109)				(5,109)
Deferred Compensation Related to Options Granted		566					566
Options Exercised and Employee Stock Purchase Plan		218		(102,099)	1,378		1,596
Tax Benefit Related to Options Exercised		380					380
Balance at March 31, 2001	$ 39,591	$ 100,173	$ 723,782	5,502,176	$ (75,479)	$ 8,845	$ 796,912

Balance at January 1, 2000	$ 39,591	$ 96,156	$ 618,453	5,918,462	$ (81,098)	$ (12,044)	$ 661,058
Net Income			5,013				5,013
Unrealized (Loss) on
Available-For-Sale Securities						(1,590)	(1,590)
Comprehensive Income							3,423
Cash Dividends Declared			(5,051)				(5,051)
Options Exercised		97		(102,708)	1,387		1,484
Tax Benefit Related to Options Exercised		302					302
Balance at March 31, 2000	$ 39,591	$ 96,555	$ 618,415	5,815,754	$ (79,711)	$ (13,634)	$ 661,216
*Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
**Amounts are net of tax.
(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

General - As contemplated by the Securities and Exchange Commission, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 2000.

The statements as of and for the three month period ended March 31, 2001, and for the three month period ended March 31, 2000 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of those for a full fiscal year.

Note A - Summary of Significant Accounting Policies:

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments Statement Nos. 137 and 138, ("FAS133") in June 1999 and June 2000, respectively. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item and reflected in earnings (fair value hedge), or recognized in other comprehensive income until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FAS 133 on January 1, 2001, resulted in the cumulative effect of an accounting change of $3,455,000, net of taxes of $1,861,000 being recognized as a gain in other comprehensive income. The cumulative effect of such accounting change on net income was insignificant.

The Company uses derivatives to moderate the market risks of its operations. The Company has entered into interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis, which swaps are designated and qualify as fair value hedges, or from floating to fixed rate, which swaps are designated and qualify as cash flow hedges. The Company has entered into foreign currency swaps, which are designated and qualify as cash flow hedges, with respect to future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Summary of Significant Accounting Policies (continued):

fluctuations on reported income. The Company has also entered into forward freight agreements and fuel (bunker) swaps from time to time in order to reduce its exposure to the spot (voyage) charter market for specified trade routes by creating synthetic time charters for the terms of the agreements. The forward freight agreements with a large international commodity trading company involve contracts to provide a fixed number of theoretical voyages at agreed rates. The fuel swaps are designated and qualify as cash flow hedges.

For interest rate swaps, the Company assumes no ineffectiveness as each interest rate swap meets the short-cut method conditions required under FAS 133. Accordingly, no gains or losses were recorded in income relative to the Company's debt and interest rate swaps. For foreign currency swaps, effectiveness is assessed based on changes in forward rates and, accordingly, there is no hedge ineffectiveness.

Note B - Change in Accounting for Voyage Revenue:

Prior to 2000, net voyage revenues for vessels operating on voyage charters were accounted for using the completed voyage method, with voyages being calculated on a load-to-load basis. Under that method, the net revenue of a voyage was included in operating results in the period in which that voyage was deemed completed, that is, its arrival at the subsequent voyage's initial load port.

Effective January 1, 2000, the Company changed its accounting policy for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method, with voyages being calculated on a discharge-to-discharge basis. Under this method, net voyage revenue is recognized evenly over the period from a vessel's departure from its last discharge port to the projected departure from its next discharge port. The change in revenue recognition policy eliminates fluctuations in income from vessel operations attributable solely to the timing of completion of voyages. Further, the discharge-to-discharge basis is deemed by management to be a more reliable method of recognizing net voyage revenues under the percentage of completion method, since it eliminates uncertainty associated with predicting the actual location of the next load port. The cumulative effect of this change is shown separately in the condensed consolidated statement of income for the three months ended March 31, 2000, and resulted in income, net of taxes, of $4,152,000.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C - Segment Reporting:

The Company has five reportable segments: foreign flag VLCCs (Very Large Crude Carriers), Aframaxes and products carriers, and U. S. flag tankers and dry bulk carriers. Information about the Company's reportable segments as of and for the three month periods ended March 31, 2001 and 2000 follows:

	Foreign flag			U.S. flag
			Products		Dry bulk
In thousands	VLCCs	Aframaxes	carriers	Tankers	carriers	All other	Totals
Three months ended March 31, 2001:
Shipping revenues	$ 38,033	$ 49,493	$ 27,831	$ 7,013	$ 8,216	$ 17,951	$ 148,537
Income/(loss) from vessel operations	26,385	28,053	16,739	3,891	(3,613)	3,259	74,714*
Total assets at March 31, 2001	782,764	402,191	111,884	2,116	18,235	175,794	1,492,984

Three months ended March 31, 2000:
Shipping revenues	17,502	24,323	14,823	9,904	7,276	10,213	84,041
Income/(loss) from vessel operations	5,593	3,579	2,257	3,317	(509)	1,291	15,528*
Total assets at March 31, 2000	690,718	351,251	112,687	6,919	17,395	188,810	1,367,780

* Segment totals are before general and administrative expenses, restructuring charges, investment income and interest expense.

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	IN THOUSANDS AS OF
	MARCH 31, 2001	MARCH 31, 2000
Total assets of all segments	$ 1,492,984	$ 1,367,780
Corporate cash and securities, including capital construction fund	342,328	247,427
Other unallocated amounts	76,395	83,189
Consolidated total assets	$ 1,911,707	$ 1,698,396

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. dollars, follows:

	IN THOUSANDS AS OF
	MARCH 31,	DECEMBER 31,
	2001	2000

Current assets	$ 52,864	$ 44,451
Vessels, net	1,214,685	1,198,027
Other assets	126,555	108,499
	1,394,104	1,350,977
Current installments of long-term debt, including
intercompany of $66,800 in 2001 and 2000	77,450	75,500
Other current liabilities	12,292	11,108
Total current liabilities	89,742	86,608
Long-term debt (including intercompany of $50,100
and $66,800), deferred credits and other liabilities	349,134	397,075
	438,876	483,683
Net assets	$ 955,228	$ 867,294

Note E - Bulk Shipping Joint Ventures:

In early 2001, the Company entered into an agreement, whereby companies in which OSG the Company holds a 49.9% interest acquired two 1993-built VLCCs. Such acquisitions were financed by the joint ventures through long-term bank financing and approximately $32,450,000 in subordinated shareholder loans. In connection with the bank financing, the shareholders have severally issued guaranties that aggregated $22,500,000 at March 31, 2001. The amount of these guaranties reduces proportionately as the principal amount of the loan is paid down.

Note F - Derivatives

As of March 31, 2001, the Company is a party to fixed to floating interest rates swaps with various major financial institutions covering notional amounts aggregating $60,000,000, pursuant to which it pays LIBOR and receives fixed rates of approximately 6.1% calculated on the notional amounts. As of March 31, 2001, the Company has recorded an asset of $1,450,000 related to the fair market values of these fair value hedges. The carrying amount of the debt to which the hedges apply has been increased by a comparable amount. Interest expense for the three months ended March 31, 2001, was reduced by $101,000 of benefits arising from these fair value hedges. The Company is also a party to floating to

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note F - Derivatives (continued):

fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $273,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR (4.7% to 4.9% as of March 31, 2001, for a term equal to the swaps' reset periods). These agreements contain no leverage features and have various maturity dates from mid 2002 to 2008. As of March 31, 2001 the Company has recorded a liability of $2,230,000 related to the fair market values of these swaps.

As of March 31, 2001, the Company has recorded an asset of $3,141,000 related to the fair market value of the Japanese yen foreign currency swaps entered into with a major financial institution that will result in the Company receiving approximately $15,000,000 for such foreign currency from April 1, 2001 through March 31, 2002.

Note G - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

Approximately 14% of the net carrying amount of the Company's vessels and vessels under capital leases, representing two foreign flag and four U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $8,048,000 (three months ended March 31, 2001) and $6,698,000 (three months ended March 31, 2000), excluding capitalized interest.

Note H - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $69,637,000 (three months ended March 31, 2001) and $5,538,000 (three months ended March 30, 2000), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Taxes (continued):

Federal income taxes paid during the three months ended March 31, 2001 amounted to $3,100,000, all of which related to 2000. Federal income taxes paid during the three months ended March 31, 2000 amounted to $875,000, of which $700,000 related to 1999.

Note I - Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, as of March 31, 2001 and December 31, 2000 are as follows:

	IN THOUSANDS AS OF
	MARCH 31,	DECEMBER 31,
	2001	2000
Unrealized gain/(loss) on available-for-sale securities	$ 8,339	$ (104)
Unrealized gain on derivative instruments	506	-
	$ 8,845	$ (104)

The components of the change in the accumulated unrealized gain on derivative instruments, net of related taxes, for the three months ended March 31, 2001 follows (in thousands):

Cumulative effect of change in accounting principle	$ 3,455
Reclassification adjustments for (gains) included in net income, net:
Interest expense	(176)
Revenues from voyages	(239)
Other income	(2,902)
Change in unrealized gain on derivative instruments	368
$ 506

The amount included in other income relates to a foreign currency swap and was reclassified upon receipt of notice that the charter extension to which such swap applied would not be exercised.

Note J - Restructuring Charge:

In the first quarter of 2001, the Company completed a review of its ship management and administrative functions and adopted a plan to transfer a major portion of such functions to its subsidiary in Newcastle,

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note J - Restructuring Charge (continued):

United Kingdom by year end. The resulting headquarters staff reductions (numbering approximately 80, or 50%) together with other operating cost initiatives are expected to result in annualized savings by 2002 of approximately $20,000,000. In connection with such staff reductions, the Company recorded a pre-tax restructuring charge of $8,545,000. The charge includes $6,902,000 related to employee termination and severance costs associated with the reduction in workforce and $1,643,000 for the write off of certain assets. Estimated additional charges related to this restructuring that will be recognized over the remainder of 2001, in accordance with existing accounting pronouncements, are as follows: $260,000 in each of the second and third quarters, and $825,000 in the fourth quarter. The liability for restructuring costs is included in sundry liabilities in the condensed consolidated balance sheet as of March 31, 2001.

Note K - Other Income - net:

Other income - net consists of the following:

	IN THOUSANDS FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2001	2000
Investment income:
Interest and dividends	$ 3,344	$ 2,455
Gain on sale of securities - net	1,135	2,186
Foreign currency exchange loss on available- for-sale securities	(1,023)	-
	3,456	4,641

Gain on derivative transactions	5,658	-
Miscellaneous - net	1,075	680
	$ 10,189	$ 5,321

Note L - Commitments and Per Share Amounts:

1.     As of March 31, 2001, the Company has commitments for the construction of eight double-hulled foreign flag tankers, scheduled for delivery between August 2001 and early-January 2004, with an aggregate unpaid cost of approximately $216,400,000. Unpaid costs are net of $201,000,000 of progress payments. The progress payments are covered by refundment guaranties, principally from major U.S. insurance companies.

2.     Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 33,982,000 shares (three months ended March 31, 2001) and 33,699,000 shares (three months ended March 31, 2000). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 34,531,000 shares (three months ended March 31, 2001) and 33,914,000 shares (three months ended March 31, 2000).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

OPERATIONS AND FINANCIAL CONDITION

Operations

Income From Vessel Operations

Revenues and results of vessel operations of the Company are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the markets in which those vessels operate. Freight rates expressed as time charter equivalents ("TCE" - defined as voyage revenues less voyage expenses divided by round-trip voyage days), for major bulk commodities are determined by market forces such as local and worldwide demand for the commodities carried, volumes of trade, distances that such commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the volume of newbuilding deliveries and removal of existing tonnage from service. Revenues for particular periods are also affected by such factors as the mix between voyage and time charters, the prevailing rates at the time when charters that are currently being performed were negotiated, the levels of applicable rates and the business available as particular vessels come off existing charters, and the timing of drydocking of vessels.

In the world tanker markets, time charter equivalent rates for modern VLCCs for routes on which the Company's vessels typically trade in the first quarter averaged $55,300 per day, more than two times the amount realized in the same quarter a year ago. Rates on the Middle East - West route began the year at $66,500 per day, only slightly below the 2000 high of $71,000 per day reached in early December. From this point, rates began to trend down in anticipation of a 1.5 million barrels per day cut in OPEC production that went into effect in February. Rates declined to $47,000 by late February before staging a recovery to end the quarter at $56,400 per day, as the need to replenish depleted oil stocks, particularly in the U.S., coupled with rising world oil demand, helped support the market. [Marsoft Tanker Market eBrief, March 2001, p 1] & [SSY Aframax Market Report (Atlantic Basin), April 25, 2001, p 6] Nevertheless, by early May, rates retreated to below $25,000 per day following an additional 1.0 million barrels per day OPEC production cut and extensive seasonal refinery maintenance in Europe and Asia. In addition to the eight VLCCs currently trading in the spot market through the Tankers International LLC ("Tankers") pool (two in which OSG has a 49.9% interest), OSG has four VLCC newbuildings scheduled for delivery within the next two years. OSG will be well positioned to benefit from the anticipated strong VLCC markets when these tankers are delivered, all of which will be operated in the Tankers pool.

Rates for Aframax tankers in the Caribbean averaged $36,300 per day compared to $22,200 per day in the same quarter a year ago. After attaining their best 2000 level of $56,000 per day in December, rates trended lower, falling to $25,000 per day by mid January. From here, rates staged a healthy recovery to $51,000 per day by early March, boosted by strong demand in the U.S. [Drewry Monthly, April 2001, p 28] [SSY Aframax Market Report (Atlantic Basin), April 25, 2001, p 6] By mid March, rates came under pressure as seasonal declines in demand resulted in a buildup of tonnage in the Atlantic Basin. Rates

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued):

ended the quarter at $33,000 per day. As was the case in 2000, Aframax rates have continued to be more volatile [Drewry Monthly, April 2001, p 28] & [Fairplay, 4/6/01, "Caribs rates plummet"]than VLCC rates. The Company's Aframax tanker pool with PDV Marina continues to complement its base of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels compared with industry averages.

In the first quarter, TCEs for Handymax products carriers (typically 35,000 to 50,000 dwt) in the Caribbean averaged $24,000 per day compared to $9,200 per day in the first quarter of 2000. After a long uptrend, which began in early 2000, rates reached a high of $32,000 per day in early-January 2001. After declining to $17,000 per day in mid March, rates stabilized, trading as high as $21,500 per day in April. Even the lowest daily rate attained in the quarter was high by historical standards. The movement in rates over the quarter can be attributed to normal seasonality following a late 2000 precautionary stock buildup of heating oil and[See Annual Report MDA] a high level of U.S. refinery activity. These factors served to boost U.S. distillate stocks, such as diesel oil. Still, movement of gasoline from Europe to the U.S. was substantial.

The average rate for Panamax products carriers (typically 50,000 to 70,000 dwt) trading to the Far East in the first quarter was $45,600 per day, more than three times as high as the year ago period. As was the case for products carriers in the Caribbean, freight rates for Panamax products carriers reached their recent highs of $58,000 per day in January following a year-long uptrend, then declined to $26,000 per day by the end of March. Similarly, these lower rates are still high by historical standards, exceeding the average quarterly rate achieved by the Company from 1992 through the third quarter of 2000. Low U.S. product stock levels and strong demand, which encouraged movement of product cargoes from Asia to the U.S. West Coast, where refining capacity was being constrained, supported rates. Further,[ESAI ChinaWatch, 4/11/01, p1] India's diminishing reliance on Middle East oil product exports is resulting in more of these supplies being shipped to longer-haul destinations such as the U.S. and Europe.

TCE rates for large modern Capesize vessels (about 160,000 dwt) averaged $18,300 per day in the first quarter, 8.0% above the same year ago quarter. After reaching a peak of $25,000 per day in November rates declined ending the quarter at $15,000 per day. This reflects the recent decline in global steel and pig iron production. Supply disruptions in coking coal and iron ore in major producing regions also contributed to the weakness in freight rates. Rates, however, recovered to $18,500 per day by early May. The Company's two foreign flag bulk carriers participate in a pool of modern Capesize vessels.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued):

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

Average Market TCE Rates by Vessel Type

	First Quarter
	2001	2000
Tankers
Modern VLCCs*	$ 55,300	$ 24,100
Aframaxes (Caribbean market)	39,100	21,800
Products carriers (Worldwide)	32,500	10,300

Dry Bulk Carriers
Capesize	17,200	17,400
* For routes on which the Company's modern VLCCs typically trade.

Income from vessel operations for the first three months of 2001 increased by approximately $59,500,000 from the corresponding 2000 period, before taking into account a $8,545,000 restructuring charge. The improvement resulted from significant increases in time charter equivalent rates achieved by all classes of the Company's foreign flag tonnage. VLCCs and modern Aframaxes accounted for approximately $34,100,000, or 56%, of the improvement in foreign flag vessel operations, as TCEs improved by approximately $27,100 and $22,500 per day, respectively, compared with the 2000 quarter. Foreign flag products carriers contributed approximately $14,500,000, or 24%, to the improvement in results of foreign flag vessel operations, as TCEs rose by approximately $18,200 per day. Weaker results from the four U.S. flag vessels participating in the U.S. grain trades reduced income from vessel operations by approximately $3,100,000 in the 2001 quarter compared with 2000. Operating results for the 2001 quarter reflect an increase of approximately 100 revenue days from the comparable 2000 quarter. This change resulted from four newbuildings (two VLCCs and two Aframaxes) entering the fleet, offset by the sales of an older Aframax tanker and one of the U.S. flag crude carriers included in the 1999 sale and leaseback transaction.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued):

The following table provides additional information for the principal foreign flag operating segments:

	First Quarter
	2001	2000
VLCCs:
TCE revenues	$ 37,912,000	$ 15,606,000
Running expenses*	11,527,000	10,013,000
Income from vessel operations (see Note C)	$ 26,385,000	$ 5,593,000
Average daily TCE rate	$ 54,865	$ 27,780
Average number of vessels owned (100%)	7	5.2
Number of vessels time chartered-in	1	1
Number of revenue days	691	561

Aframaxes:
TCE revenues	$ 36,840,000	$ 13,043,000
Running expenses	8,787,000	9,464,000
Income from vessel operations	$ 28,053,000	$ 3,579,000
Average daily TCE rate	$ 45,764	$ 15,715
Average number of vessels owned (100%)	8.5	9
Number of vessels time chartered-in	-	0.2
Number of revenue days	805	830

Products Carriers:
TCE revenues	$ 23,543,000	$ 9,388,000
Running expenses	6,804,000	7,131,000
Income from vessel operations	$ 16,739,000	$ 2,257,000
Average daily TCE rate	$ 29,761	$ 11,462
Average number of vessels owned (100%)	8	8
Number of vessels time chartered-in	1	1
Number of revenue days	791	819

* Running expenses represent vessel expenses, time and bareboat charter hire expenses, and depreciation and amortization.

The results for the first quarter of 2001 benefited from fleet-wide reductions in running expenses in excess of $500 per day, per vessel.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Results of Bulk Shipping Joint Ventures

The improvement in the results of bulk shipping joint ventures in the first quarter of 2001 compared with the first quarter of 2000 was principally attributable to the inclusion of the results of a 30% interest in a 1993-built VLCC and a 50% interest in a 1992-built Aframax tanker that were acquired during 2000, and the results of an approximate 49% interest in two 1993-built VLCCs that was acquired late in the 2001 quarter. All three of the above VLCCs operate in the Tankers International LLC pool of exclusively modern VLCCs.

Interest Expense

Interest expense increased by approximately $900,000 in the first quarter of 2001 compared with the comparable period of 2000 principally as a result of an increase in the average amount of debt outstanding. The average rate paid in the 2001 quarter on floating rate debt was relatively unchanged from the 2000 period. Interest expense is net of amounts capitalized in connection with vessel construction of approximately $4,500,000 in each period. Interest expense in each period reflects $300,000 of net benefits from interest rate swaps referred to below in Liquidity and Sources of Capital.

Liquidity and Sources of Capital

Working capital at March 31, 2001 was approximately $126,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $219,000,000 at March 31, 2001. Net cash provided by operating activities in the first three months of 2001 approximated $72,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company has unsecured long-term credit facilities of $775,000,000, of which $506,000,000 was used at March 31, 2001, and an unsecured short-term credit facility of $15,000,000, none all of which was unused at that date.

The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from mid 2002 to 2008. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates. This will result in the Company receiving approximately $15,000,000 for such foreign currency from April 1, 2001 through March 31, 2002.

As of March 31, 2001, the Company has commitments for the construction of eight double-hulled foreign flag tankers scheduled for delivery between August 2001 and early-January 2004, with an aggregate unpaid cost of approximately $216,400,000. Unpaid costs are net of progress payments, which are covered by refundment guaranties, principally from major U. S. insurance companies.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management

The Company is exposed to market risk from foreign currency fluctuations and changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

May 7, 2001

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II

Item 6(a).     Exhibits

See Exhibit Index on page 22.

Item 6(b).    Reports on Form 8-K

The Registrant was not required to file any report on Form 8-K during the quarter ended March 31, 2001.

Ernst & Young LLP	787 Seventh Avenue	Phone: 212 773-3000
New York, New York 10019

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 2001 and the related condensed consolidated statements of income, cash flows and changes in shareholders' equity for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year then ended, not presented herein, and in our report dated February 14, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York
May 7, 2001

OVERSEAS SHIPHOLDING GROUP, INC.

          AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 11, 2001	Morton P. Hyman
Morton P. Hyman
Chairman, President and Chief Executive Officer

Date: May 11, 2001	Myles R. Itkin
Myles R. Itkin
Senior Vice President, Chief
Financial Officer and Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

15.	Letter from Ernst & Young LLP.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.