Form 10-Q
period 2001-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2001-08-14
CIK 75208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
JUNE 30, 2001

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

YES X       NO

Common Shares outstanding as of August 10, 2001 - 34,244,455

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	JUNE 30, 2001	DECEMBER 31, 2000
	(UNAUDITED)
ASSETS

Current Assets:
Cash, including interest-bearing deposits of
$20,140 and $12,686	$ 22,008	$ 15,781
Investments in marketable securities	95,156	54,985
Receivables	39,154	56,954
Prepaid expenses	12,774	9,315
Total Current Assets	169,092	137,035

Capital Construction Fund	225,294	213,440
Vessels, at cost, less accumulated depreciation
of $406,446 and $397,373 - Note G	1,263,412	1,250,171
Vessels Under Capital Leases, less accumulated
amortization of $80,992 and $78,303 - Note G	41,098	43,787
Investments in Bulk Shipping Joint Ventures - Note E	114,131	84,742
Other Assets	95,022	94,738
	$ 1,908,049	$ 1,823,913
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 3,839	$ 3,451
Sundry liabilities and accrued expenses	51,334	31,083
	55,173	34,534
Current installments of long-term debt	10,650	8,700
Current obligations under capital leases	5,872	5,594
Total Current Liabilities	71,695	48,828

Long-term Debt - Note G	740,971	770,869
Obligations Under Capital Leases	62,489	65,628
Deferred Federal Income Taxes ($138,593 and
$117,749), Deferred Credits and Other Liabilities - Note H	206,088	188,421

Shareholders' Equity - Notes H and I	826,806	750,167
Commitments and Per Share Amounts - Note L
	$ 1,908,049	$ 1,823,913

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2001	JUNE 30, 2000	JUNE 30, 2001	JUNE 30, 2000
Net Shipping Revenues:
Revenue from voyages	$ 94,755	$ 83,252	$ 202,192	$ 161,242
Net voyage revenues of vessels operating in certain pools	34,372	19,951	76,674	26,002
Voyage expenses	(22,544)	(23,985)	(45,539)	(46,960)
	106,583	79,218	233,327	140,284

Shipping Expenses:
Vessel expenses, including drydock amortization of $2,648, $3,777, $5,225 and $7,989	23,509	24,451	45,722	47,702
Time and bareboat charter hire expenses	11,589	7,618	25,895	16,849
Depreciation of vessels and amortization of capital leases	14,650	13,772	28,959	26,828
General and administrative	9,218	7,628	19,092	17,881
Restructuring Charge - Note J	269	-	8,814	-
	59,235	53,469	128,482	109,260

Income from Vessel Operations	47,348	25,749	104,845	31,024
Equity in Results of Bulk Shipping Joint Ventures	4,334	(171)	9,642	617
Operating Income	51,682	25,578	114,487	31,641
Other Income (net) - Note K	24,015	3,064	33,002	8,385
	75,697	28,642	147,489	40,026
Interest Expense	10,866	12,166	22,065	22,489

Income before Federal Income Taxes, Extraordinary Gain and Cumulative Effect of Change in Accounting Principle	64,831	16,476	125,424	17,537
Provision for Federal Income Taxes, reflecting deferred provision of $11,120, $6,070, $21,150 and $5,770 - Note H	22,120	6,070	42,350	6,270
Income before Extraordinary Gain and Cumulative Effect of Change in Accounting Principle	42,711	10,406	83,074	11,267
Extraordinary Gain on Early Extinguishment of Debt, net of income taxes of $230	-	573	-	573
Cumulative Effect of Change in Accounting Principle, net of income taxes of $1,800 - Note B	-	-	-	4,152
Net Income	$ 42,711	$ 10,979	$ 83,074	$ 15,992

Per Share Amounts - Note L2
Basic income before extraordinary gain and cumulative effect of change in accounting principle	$1.25	$.30	$2.44	$.33
Diluted income before extraordinary gain and cumulative effect of change in accounting principle	$1.23	$.30	$2.39	$.33
Extraordinary gain, net of income taxes	-	$.02	-	$.02
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	$.12
Basic net income	$1.25	$.32	$2.44	$.47
Diluted net income	$1.23	$.32	$2.39	$.47
Cash Dividends Declared	$ .30	$.30	$.45	$.45
(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)
	SIX MONTHS ENDED
	JUNE 30, 2001		JUNE 30, 2000

Net cash provided by Operating Activities	$ 129,099		$ 17,361

Cash Flows from Investing Activities:
Purchases of marketable securities	(109,583)		(3,662)
Proceeds from sales of marketable securities	83,926		3,494
Additions to vessels, including $39,253 and $13,865 related to vessels under construction	(40,117)		(14,247)	*
Proceeds from disposal of vessels	1,142		-
Investments in and advances to bulk shipping joint ventures	(31,712)		(6,731)
Distributions from bulk shipping joint ventures	10,737		8,089
Purchases of other investments	(234)		(2,677)
Proceeds from dispositions of other investments	413		2,751
Other - net	1,023		(1,101)
Net cash (used in) investing activities	(84,405)		(14,084)

Cash Flows from Financing Activities:
Issuance of long-term debt	-		2,000	*
Payments on long-term debt and
obligations under capital leases	(32,211)		(26,668)
Issuance of common stock upon exercise of stock options	3,964		3,385
Cash dividends paid	(10,237)		(10,133)
Other - net	17		(2,762)
Net cash (used in) financing activities	(38,467)		(34,178)

Net increase/(decrease) in cash	6,227		(30,901)
Cash, including interest-bearing
deposits, at beginning of period	15,781		56,727
Cash, including interest-bearing
deposits, at end of period	$ 22,008		$ 25,826

* Net of $11,116 of secured debt in connection with the construction of vessels.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)
		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income/(Loss)**	Total
Balance at January 1, 2001	$ 39,591	$ 99,009	$ 688,528	5,604,275	$ (76,857)	$ (104)	$ 750,167
Cumulative Effect of Change in Accounting Principle, net of taxes of $1,861 - Note A						3,455	3,455
Net Income			83,074				83,074
Unrealized Gain on
Available-For-Sale Securities						1,818	1,818
Effect of Derivative Instruments - Note I						(2,668)	(2,668)
Comprehensive Income							85,679	***
Cash Dividends Declared			(15,365)				(15,365)
Deferred Compensation Related to Options Granted		1,131					1,131
Options Exercised and Employee Stock Purchase Plan		527		(254,571)	3,437		3,964
Tax Benefit Related to Options Exercised		1,230					1,230
Balance at June 30, 2001	$ 39,591	$ 101,897	$ 756,237	5,349,703	$ (73,420)	$ 2,501	$ 826,806

Balance at January 1, 2000	$ 39,591	$ 96,156	$ 618,453	5,918,462	$ (81,098)	$ (12,044)	$ 661,058
Net Income			15,992				15,992
Unrealized Gain on
Available-For-Sale Securities						4,266	4,266
Comprehensive Income							20,258	***
Cash Dividends Declared			(15,216)				(15,216)
Deferred Compensation Related to Options Granted		151					151
Options Exercised		343		(225,354)	3,042		3,385
Tax Benefit Related to Options Exercised		684					684
Balance at June 30, 2000	$ 39,591	$ 97,334	$ 619,229	5,693,108	$ (78,056)	$ (7,778)	$ 670,320

*Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
**Amounts are net of tax.
***Comprehensive income was $36,367 and $16,835 for the three months ended June 30, 2001 and 2000, respectively.
(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

General - The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by accounting principles generally accepted in the United States. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 2000.

The statements as of and for the three month and six month periods ended June 30, 2001, and for the three month and six month periods ended June 30, 2000 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of those for a full fiscal year.

Note A - Summary of Significant Accounting Policies:

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments Statement Nos. 137 and 138, ("FAS133") in June 1999 and June 2000, respectively. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FAS 133 on January 1, 2001, resulted in the cumulative effect of an accounting change of $3,455,000, net of taxes of $1,861,000 being recognized as a gain in other comprehensive income. The cumulative effect of such accounting change on net income was insignificant.

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

Effective January 1, 2000, the Company changed its accounting policy for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method, with voyages being calculated on a discharge-to-discharge basis. Under this method, net voyage revenue is recognized evenly over the period from a vessel's departure from its last discharge port to the projected departure from its next discharge port. The change in revenue recognition policy eliminates fluctuations in income from vessel operations attributable solely to the timing of completion of voyages. Further, the discharge-to-discharge basis is deemed by management to be a more reliable method of recognizing net voyage revenues under the percentage of completion method, since it eliminates uncertainty associated with predicting the actual location of the next load port. The cumulative effect of this change is shown separately in the condensed consolidated statement of income for the six months ended June 30, 2000, and resulted in income, net of taxes, of $4,152,000.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C - Segment Reporting:

The Company has five reportable segments: foreign flag VLCCs (Very Large Crude Carriers), Aframaxes and product carriers, and U. S. flag tankers and dry bulk carriers. Information about the Company's reportable segments as of and for the three month and six month periods ended June 30, 2001 and 2000 follows:

	Foreign flag			U.S. flag
			Product		Dry bulk
In thousands	VLCCs	Aframaxes	carriers	Tankers	carriers	All other	Totals
Three months ended June 30, 2001:
Shipping revenues	$ 35,075	$ 46,213	$ 18,417	$ 7,013	$ 8,475	$ 13,934	$ 129,127
Income/(loss) from vessel operations	23,251	20,271	7,861	3,400	(925)	2,977	56,835*
Total assets at June 30, 2001	792,956	398,936	106,476	2,128	15,787	172,231	1,488,514

Six months ended June 30, 2001:
Shipping revenues	73,108	96,908	46,248	14,026	16,691	31,885	278,866
Income/(loss) from vessel operations	49,636	49,526	24,600	7,291	(4,538)	6,236	132,751*

Three months ended June 30, 2000:
Shipping revenues	23,298	29,208	17,593	9,906	12,417	10,781	103,203
Income from vessel operations	12,961	9,032	4,423	3,156	1,179	2,626	33,377*
Total assets at June 30, 2000	699,074	349,771	109,180	5,295	19,788	183,171	1,366,279

Six months ended June 30, 2000:
Shipping revenues	40,800	53,531	32,416	19,810	19,693	20,994	187,244
Income from vessel operations	18,554	12,611	6,680	6,473	670	3,917	48,905*

* Segment totals are before general and administrative expenses, restructuring charges, investment income and interest expense.

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	IN THOUSANDS AS OF
	JUNE 30, 2001	JUNE 30, 2000
Total assets of all segments	$ 1,488,514	$ 1,366,279
Corporate cash and securities, including capital construction fund	342,118	251,583
Other unallocated amounts	77,417	94,916
Consolidated total assets	$ 1,908,049	$ 1,712,778

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. dollars, follows:

	IN THOUSANDS AS OF
	JUNE 30,	DECEMBER 31,
	2001	2000

Current assets	$ 35,730	$ 44,451
Vessels, net	1,213,568	1,198,027
Other assets	163,423	108,499
	1,412,721	1,350,977
Current installments of long-term debt, including
intercompany of $66,800 in 2001 and 2000	77,450	75,500
Other current liabilities	10,252	11,108
Total current liabilities	87,702	86,608
Long-term debt (including intercompany of $33,400
and $66,800), deferred credits and other liabilities	288,366	397,075
	376,068	483,683
Net assets	$ 1,036,653	$ 867,294

Note E - Bulk Shipping Joint Ventures:

In early 2001, the Company formed a joint venture with Frontline Ltd. that entered into an agreement whereby companies in which OSG holds a 49.9% interest acquired two 1993-built VLCCs. Such acquisitions were financed by the joint ventures through long-term bank financing and approximately $32,450,000 in subordinated shareholder loans. In connection with the bank financing, the shareholders have severally issued guaranties that aggregated approximately $20,200,000 at June 30, 2001. The amount of these guaranties reduces proportionately as the principal amount of the loan is paid down.

In June 2001, the Company agreed to acquire a one-third interest in a joint venture formed to purchase six new VLCCs from Bergesen d.y. ASA, a major Norwegian owner. Two of these vessels completed earlier in the year were delivered to the joint venture in July 2001. Two vessels built in 2000 are expected to be delivered to the joint venture by the end of the third quarter. The remaining two are expected to be delivered to the joint venture upon completion of construction in February and July 2002. The Company's joint venture partners are Frontline Ltd. and Euronav Luxembourg S.A., who are also founding members of the Tankers International LLC pool of modern VLCCs. The total purchase price for the vessels of $477 million will be financed by the joint ventures through long-term bank financing and subordinated

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Bulk Shipping Joint Ventures (continued):

shareholder loans. Amounts advanced by the Company as of June 30, 2001, in connection with the above transaction aggregated $16,801,000. The Company expects to make additional advances of approximately $40,000,000. In connection with the bank financing for the two vessels delivered to the joint venture in July, the shareholders have severally issued guaranties that aggregated $30,000,000. The amount of these guaranties reduces proportionately as the amount of the loan is paid down. The purchases of the two vessels completed in 2000 and the two vessels to be delivered in 2002 are subject to the execution of definitive documents and the closing conditions to be contained in those documents.

Note F - Derivatives

As of June 30, 2001, the Company is a party to fixed to floating interest rates swaps with various major financial institutions covering notional amounts aggregating $60,000,000, pursuant to which it pays LIBOR and receives fixed rates of approximately 6.1% calculated on the notional amounts. As of June 30, 2001, the Company has recorded an asset of $1,386,000 related to the fair market values of these fair value hedges. The carrying amount of the debt to which the hedges apply has been increased by a comparable amount. Interest expense for the three months ended June 30, 2001 was increased by $31,000 and for the six months ended June 30, 2001 was reduced by $70,000 arising from these fair value hedges.

The Company is also a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $269,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR (3.8% to 3.9% as of June 30, 2001, for a term equal to the swaps' reset periods). These agreements contain no leverage features and have various maturity dates from mid 2002 to 2008. As of June 30, 2001 the Company has recorded a liability of $835,000 related to the fair market values of these swaps.

As of June 30, 2001, the Company has recorded an asset of $2,146,000 related to the fair market value of the Japanese yen foreign currency swaps (see Note A) entered into with a major financial institution that will result in the Company receiving approximately $11,000,000 for such foreign currency from July 1, 2001 through March 31, 2002.

Revenue from voyages for the three and six month periods ended June 30, 2001 has been increased by $1,583,000 and $2,785,000, respectively, resulting from the impact of the forward freight agreements referred to in Note A. As of June 30, 2001, the Company has recorded an asset of $2,204,000 related to the fair value of these agreements.

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

Interest paid approximated $22,617,000 (six months ended June 30, 2001) and $22,615,000 (six months ended June 30, 2000), excluding capitalized interest.

Note H - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $44,593,000 (three months ended June 30, 2001), $15,749,000 (three months ended June 30, 2000), $114,230,000 (six months ended June 30, 2001) and $21,287,000 (six months ended June 30, 2000), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of June 30, 2001, since it is intended that such undistributed earnings ($6,600,000 at June 30, 2001) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributed thereto approximated $2,300,000.

Federal income taxes paid during the six months ended June 30, 2001 amounted to $6,100,000, of which $3,100,000 related to 2000. Federal income taxes paid during the six months ended June 30, 2000 amounted to $875,000, of which $700,000 related to 1999.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note I - Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, as of June 30, 2001 and December 31, 2000 are as follows:

	IN THOUSANDS AS OF
	JUNE 30,	DECEMBER 31,
	2001	2000
Unrealized gain/(loss) on available-for-sale securities	$ 1,714	$ (104)
Unrealized gain on derivative instruments	787	-
	$ 2,501	$ (104)

Note I - Accumulated Other Comprehensive Income (continued):

The components of the change in the accumulated unrealized gain on derivative instruments, net of related taxes, for the six months ended June 30, 2001 follows (in thousands):

Cumulative effect of change in accounting principle	$ 3,455
Reclassification adjustments for (gains)/losses included in net income, net:
Interest expense	231
Revenues from voyages	(806)
Other income *	(2,902)
Change in unrealized gain on derivative instruments	809
$ 787
*

This amount was included in other income in the first quarter of 2001 and relates to a foreign currency swap reclassified upon receipt of notice that the charter extension to which such swap applied would not be exercised.

Note J - Restructuring Charge:

In the first quarter of 2001, the Company completed a review of its ship management and administrative functions and adopted a plan to transfer a major portion of such functions to its subsidiary in Newcastle,

United Kingdom by year end. The resulting headquarters staff reductions (numbering approximately 80, or 50%) together with other operating cost initiatives are expected to result in annualized savings by 2002 of approximately $20,000,000. In connection with such staff reductions, the Company recorded pre-tax restructuring charges of $269,000 (three months ended June 30, 2001) and $8,814,000 (six months ended June 30, 2001). The charge includes $7,244,000 related to employee termination and severance costs associated with the reduction in workforce and $1,570,000 for the write off of certain assets. Estimated additional charges related to this restructuring that will be recognized over the remainder of 2001, in accordance with existing accounting pronouncements, are as follows: $235,000 in the third quarter, and $770,000 in the fourth quarter. A liability for employee termination and severance costs of $6,690,000 is included in sundry liabilities in the condensed consolidated balance sheet as of June 30, 2001.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note K - Other Income - net:

Other income - net consists of the following:

	IN THOUSANDS
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2001	2000	2001	2000
Investment income:
Interest and dividends	$ 6,508	$ 2,539	$ 9,852	$ 4,994
Gain on sale of securities - net	19,120	379	20,255	2,565
Foreign currency exchange loss on available-for-sale securities	(1,247)	-	(2,270)	-
	24,381	2,918	27,837	7,559

Gain on sale of vessels	436	-	436	-
Gain on derivative transactions	7	-	4,463	-
Miscellaneous - net	(809)	146	266	826
	$ 24,015	$ 3,064	$ 33,002	$ 8,385

Note L - Commitments and Per Share Amounts:

1. As of June 30, 2001, the Company has commitments for the construction of eight double-hulled foreign flag tankers, scheduled for delivery between August 2001 and early-January 2004, with an aggregate unpaid cost of approximately $210,000,000. Unpaid costs are net of $207,400,000 of progress payments. The progress payments are covered by refundment guaranties, principally from major U.S. insurance companies.

2. Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 34,190,000 shares (three months ended June 30, 2001), 33,857,000 shares (three months ended June 30, 2000), 34,086,000 shares (six months ended June 30, 2001) and 33,778,000 shares (six months ended June 30, 2000). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 34,851,000 shares (three months ended June 30, 2001), 34,269,000 shares (three months ended June 30, 2000), 34,691,000 (six months ended June 30, 2001) and 34,094,000 shares (six months ended June 30, 2000).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

OPERATIONS AND FINANCIAL CONDITION

Operations

Revenues and results of vessel operations of the Company are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the markets in which those vessels operate. Freight rates expressed as time charter equivalents ("TCE" - defined as voyage revenues less voyage expenses divided by round-trip voyage days) for major bulk commodities are determined by market forces such as local and worldwide demand for the commodities carried, volumes of trade, distances that such commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the volume of newbuilding deliveries and removal of existing tonnage from service and by the greater efficiency of modern tonnage. Revenues for particular periods are also affected by such factors as the mix between voyage and time charters, the prevailing rates at the time when charters that are currently being performed were negotiated, the levels of applicable rates and the business available as particular vessels come off existing charters, and the timing of drydocking of vessels.

VLCC Segment

Time charter equivalent rates for modern VLCCs for routes on which the Company's vessels typically trade averaged $42,000 per day in the first half of 2001 compared with $30,200 per day in the first half of 2000. The average rate for the second quarter of 2001, however, was approximately 24% below the same period last year, ending a year-long uptrend that began in 2000 and saw TCE rates reach their highest levels in at least 20 years. After peaking at $71,000 per day in early December 2000, rates for VLCCs on the Middle East - West route began 2001 at $66,500 per day. Rates then declined modestly to $56,400 per day by the end of the first quarter. The decline accelerated in the second quarter as OPEC cut production further by 1 million barrels-per-day effective April 1, and Iraq halted crude oil exports from early June through mid July. Seasonal refinery maintenance in Europe and Asia also negatively affected tanker demand. At the same time, global oil demand weakened as the world economy showed evidence of slowing. This weakening in demand led to a sharp rise in global oil stocks late in the quarter. Rates fell to $17,000 per day in late June after declining for most of the quarter. Rates recovered modestly following the resumption of Iraqi exports, rising to $28,000 per day by late July. Because the VLCC market predominately entails longer-haul voyages, the decline in rates described above will be more fully reflected in actual voyage results in the third quarter.

In late April, the International Maritime Organization ("IMO") released its revised regulations for the phase-out of single-hulled tankers. Under these regulations, 133 VLCCs will be forced to retire by the end of 2007 as compared with 109 under the old regulations.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

OSG had nine VLCCs trading in the spot market through the Tankers International LLC ("Tankers") pool (three in which OSG had a less than 50% interest) as of June 30, 2001. In addition, OSG has four VLCC newbuildings scheduled for delivery within the next two years, all of which will be operated in the Tankers pool. The six Bergesen VLCCs to be acquired by a joint venture in which the Company has a one-third interest will also be entered in the Tankers pool upon each vessel's respective delivery to the joint venture.

Aframax Segment

Rates for Aframax tankers in the Caribbean averaged $30,800 per day in the first half of the year compared with $24,800 per day in the first half of last year. Average rates for the second quarter of 2001, however, were approximately 7% below 2000, the first year-over-year quarterly decline since the fourth quarter of 1999. Factors that contributed to downward pressure in the Aframax market in the second quarter included seasonal field maintenance in the North Sea and increased competition from Suezmaxes in the Mediterranean that became available for employment as a result of Iraq's export stoppage. In addition, heavy U.S. refinery runs led to a sharp increase in product stock levels and a steep decline in refining margins towards the end of the second quarter, reducing demand for crude oil.

Aframax rates in the Caribbean were highly volatile in the first half of 2001. After attaining their highest 2000 level of $56,000 per day in December, rates fell to $25,000 per day by mid January. Rates then recovered strongly to $51,000 per day by early March, but failed to hold at this level, dropping to $19,000 per day by early April. TCE rates recovered to $36,000 per day by the end of April, then trended lower into June, ending the month at $16,000 per day. Rates had recovered to approximately $25,000 per day by early August.

The Company's Aframax tanker pool with PDV Marina continues to complement its base of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels, compared with industry averages. The Company's four Aframax newbuildings are scheduled to enter this pool upon delivery, further increasing the pool's size and presence in the Atlantic Basin.

Product Carriers Segment

In the first half of the year, TCEs for Handymax product carriers (typically 35,000 to 50,000 dwt) in the Caribbean averaged $22,200 per day compared to $11,500 per day in the first half of 2000. Rates in the second quarter of 2001 averaged 47% above those in the equivalent 2000 quarter. Although rates trended lower during the first half of 2001, overall, TCEs were high by historical standards and were significantly above those last year. Rates that began an uptrend in early 2000, reached a peak in January 2001 of $32,000 per day. After declining to $17,000 per day by mid March, rates ranged between $15,000 and $21,500 per day during the second quarter, ending near the low end of the range. As of late July, TCEs had recovered slightly to $17,500 per day. Higher rates for Handymax product carriers in the first half of 2001 reflect lower product inventories in the U.S. and Western Europe and the precautionary gasoline stock build ahead of the summer driving season. As stock levels rose and economic activity slowed, demand for product carriers weakened somewhat as the first half ended.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The average rate for Panamax product carriers (typically 50,000 to 70,000 dwt) trading to the Far East in the first half was $35,700 per day, double the rate in the first half of 2000. As was the case for the Handymax product carriers, TCE rates for Panamax product carriers reached their highest level of 2001 of $58,000 per day in January following a year-long uptrend, then declined 60% to $23,000 per day by the end of April. After reaching a second quarter high of $29,000 per day in late May, TCE rates remained in a $27,000 to $29,000 per day range through the end of June. In late July, TCE rates dipped to $20,000 per day, the lowest level of the year, but still high by historical standards. Historically low U.S. product stock levels and strong demand encouraged movement of product cargoes from Asia, which has surplus refining capacity, to the U.S. West Coast, where refining capacity was constrained, supporting rates. Increased Middle East product exports to long-haul destinations such as the U.S. and Europe have also supported increased demand for Panamax product carriers..

Dry Bulk Carriers Segment

TCE rates for large modern Capesize vessels (about 160,000 dwt) operating in the Atlantic Basin averaged $17,400 per day in the first half of the year, approximately 4% below the same year ago period. Rates reached a peak of $25,000 per day last November after trending higher for about a year-and-a-half. Since then, rates have experienced a sizable decline, ending the first quarter of 2001 at $15,000 per day. TCEs ranged between $13,000 and $18,500 per day from the beginning of the second quarter through mid July, when rates declined further to $8,800 per day. Demand for iron ore, which is the main driver of Capesize employment, has weakened reflecting a global economic slowdown as well as a decline in steel and pig iron production. The Company's two foreign flag bulk carriers participate in a pool of modern Capesize vessels.

Average Market TCE Rates by Vessel Type

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels for fixtures made in the second quarter and first half of both 2001 and 2000. These rates are based on the published reports of Clarkson Research Studies, a well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Furthermore, the conversion of worldscale rates to representative time charter equivalent rates per day requires the assumption of certain parameters for brokerage commissions, waiting time, port costs, speed and fuel consumption, all of which will vary in actual usage. In addition, certain of the Company's vessels may have been fixed in earlier periods for employment extending into

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Average Market TCE Rates by Vessel Type (continued):

the periods shown. Accordingly, the rates shown below are not necessarily indicative of rates achieved by the Company's vessels during any of the periods.

	2001		2000
Tankers	Second Quarter	Six Months	Second Quarter	Six Months
Modern VLCCs *	$ 32,300	$ 43,800	$ 43,500	$ 24,200
Aframaxes (Caribbean market)	26,300	32,700	26,700	24,200
Product carriers (Worldwide)	22,100	27,300	12,800	11,600

Dry Bulk Carriers
Capesize	15,800	16,500	18,900	18,200

* For routes on which the Company's modern VLCCs typically trade.

Income From Vessel Operations:

The following table provides information for the principal foreign flag operating segments:

	2001			2000
	Second Quarter		Six Months	Second Quarter	Six Months
VLCCs:
TCE revenues (in thousands)	$ 34,916		$ 72,828	$ 23,009	$ 38,615
Running expenses (in thousands)*	11,665		23,192	10,048	20,061
Income from vessel operations (in thousands - see Note C)	$ 23,251		$ 49,636	$ 12,961	$ 18,554
Average daily TCE rate	$ 48,094	**	$ 51,396	$ 35,129	$ 31,756
Average number of vessels owned (100%)	7		7	6.3	5.8
Number of vessels time chartered-in	1		1	1	1
Number of revenue days	726		1,417	655	1,216

Aframaxes:
TCE revenues (in thousands)	$ 32,576		$ 70,618	$ 18,518	$ 31,561
Running expenses (in thousands)	12,305		21,092	9,486	18,950
Income from vessel operations (in thousands)	$ 20,271		$ 49,526	$ 9,032	$12,611
Average daily TCE rate	$ 33,445		$39,695	$ 23,650	$19,567
Average number of vessels owned (100%)	10		9.5	9	9
Number of vessels time chartered-in	0.8		0.4	-	0.1
Number of revenue days	974		1,779	783	1,613

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued):

	2001		2000
	Second Quarter	Six Months	Second Quarter	Six Months
Product carriers:
TCE revenues (in thousands)	$ 14,461	$ 38,004	$ 11,611	$ 20,999
Running expenses (in thousands)	6,600	13,404	7,188	14,319
Income from vessel operations (in thousands)	$ 7,861	$ 24,600	$ 4,423	$ 6,680
Average daily TCE rate	$ 22,920	$ 26,726	$ 14,212	$ 12,836
Average number of vessels owned (100%)	8	8	8	8
Number of vessels time chartered-in	-	0.5	1	1
Number of revenue days	631	1,422	817	1,636

*	Running expenses represent vessel expenses, time and bareboat charter hire expenses, and depreciation and amortization.

**	Includes approximately $3,000 per day related to voyages completed in the first quarter.

Income from vessel operations for the second quarter of 2001 increased by approximately $21,900,000 from the corresponding 2000 period, before taking into account a $269,000 restructuring charge. The improvement resulted from increases in time charter equivalent rates achieved by all classes of the Company's foreign flag tankers. Although these TCE rates were higher than in the same year ago period, they reflect a general decline from the rates earned in the first quarter of 2001. VLCCs and Aframaxes accounted for approximately $21,500,000, or 92%, of the improvement in foreign flag vessel operations, as TCEs for VLCCs trading spot and Aframaxes improved by approximately $17,800 and $9,800 per day, respectively, compared with the 2000 quarter. Foreign flag product carriers contributed approximately $3,000,000, or 13%, to the improvement in results of foreign flag vessel operations, as TCEs rose by approximately $8,700 per day. The 2001 second quarter results for the two foreign flag bulk carriers were approximately $1,500,000 weaker than the second quarter of 2000. This decline was attributable to both a decline in the average TCE rate of approximately $3,800 per day and the negative impact of the Company's interest in a number of short-term time charters-in that also participate in the pool of modern Capesize bulk carriers. Stronger results for the two U.S. flag product carriers, which have operated on time charters for all of 2001, contributed approximately $1,800,000 to the improvement in income from vessel operations as the average daily TCE rate rose by approximately $9,600. Weaker results from the four U.S. flag vessels participating in the U.S. grain trades (one of which was sold in mid-June 2001) reduced income from vessel operations by approximately $2,100,000 in the 2001 quarter compared with 2000. Overall, the total number of revenue days was not significantly different in the 2001 quarter compared with the same 2000 quarter.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued):

Income from vessel operations for the first half of 2001 increased by approximately $82,600,000 from the corresponding 2000 period, before taking into account an $8,814,000 restructuring charge, an improvement of more than 200%. The improvement resulted from significant increases in time charter equivalent rates achieved by all classes of the Company's foreign flag tonnage. VLCCs and Aframaxes accounted for approximately $68,000,000, or 80%, of the improvement in foreign flag vessel operations, as TCEs for VLCCs trading spot and Aframaxes improved by approximately $24,400 and $20,100 per day, respectively, compared with the 2000 period. Foreign flag product carriers contributed approximately $17,900,000, or 21%, to the improvement in results of foreign flag vessel operations, as TCEs rose by approximately $13,900 per day. The two U. S. flag product carriers contributed approximately $3,000,000 to the improvement in results for the first half of 2001 compared with the same year ago period as the average TCE rate rose by approximately $7,900 per day. Weaker results from the four U.S. flag vessels participating in the U.S. grain trades reduced income from vessel operations by approximately $5,200,000 in the 2001 period compared with 2000. Overall, the total number of revenue days did not differ significantly in the first half of 2001 compared with the same year ago period.

The increased time and bareboat charter hire expenses in the 2001 periods compared with the corresponding 2000 periods is principally attributable to the Company's share (approximately $3,700,000 in the second quarter and $11,400,000 in the first half of 2001) of the cost of short-term time charters-in entered into by participants in the Capesize bulk carriers pool.

The increased depreciation and amortization in the 2001 periods compared with the same 2000 periods is attributable to the four newbuildings that have entered the operating fleet since January 1, 2000.

Equity in Results of Bulk Shipping Joint Ventures

The improvement in the results of bulk shipping joint ventures in the second quarter and first six months of 2001 compared with 2000 periods was principally attributable to the inclusion of the results of a 30% interest in a 1993-built VLCC and a 50% interest in a 1992-built Aframax tanker that were acquired in March and June 2000, respectively, and the results of a 49.9% interest in two 1993-built VLCCs that was acquired late in the first quarter of 2001. All three of the above VLCCs operate in the Tankers International LLC pool of modern VLCCs and the Aframax tanker operates in the Aframax pool with PDV Marina, the marine transportation subsidiary of the Venezuelan state oil company.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense

Interest expense decreased by approximately $1,300,000 in the second quarter of 2001 compared with the same quarter of 2000. An increase in the average amount of debt outstanding of approximately $8,000,000 was offset by a reduction in the average rate paid on floating debt of 160 basis points (5.5% in the second quarter of 2001 compared with 7.1% in the second quarter of 2000). Interest expense is net of amounts capitalized in connection with vessel construction of $3,338,000 in the 2001 second quarter and $3,557,000 in the comparable 2000 quarter. Interest expense in the three month periods also reflects the impact of interest rate swaps referred to below in Liquidity and Sources of Capital as follows: an increase in expense of approximately $500,000 in 2001, compared with a reduction of expense of approximately $300,000 in 2000.

Interest expense decreased by approximately $400,000 in the first six months of 2001 compared with the same period of 2000. An increase in the average amount of debt outstanding of approximately $26,000,000 was offset by a reduction in the average rate paid on floating rate debt of 80 basis points (6.2% in the first half of 2001 compared with 7.0% in the first half of 2000). Interest expense is net of amounts capitalized in connection with vessel construction of $7,869,000 in the first half of 2001 and $8,049,000 in the comparable 2000 period. Interest expense in the six month periods also reflects the following impact of interest rate swaps: an increase in expense of approximately $200,000 in 2001, compared with a reduction of expense of approximately $600,000 in 2000.

Liquidity and Sources of Capital

Working capital at June 30, 2001 was approximately $97,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $225,000,000 at June 30, 2001. Net cash provided by operating activities in the first six months of 2001 approximated $129,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company has unsecured long-term credit facilities of $775,000,000, of which $468,000,000 was used at June 30, 2001, and an unsecured short-term credit facility of $15,000,000, all of which was unused at that date.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from mid 2002 to 2008. The Company has hedged its exchange rate risk with respect to contracted future charter revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates. This will result in the Company receiving approximately $11,000,000 for such foreign currency from July 1, 2001 through March 31, 2002.

As of June 30, 2001, the Company has commitments for the construction of eight double-hulled foreign flag tankers scheduled for delivery between August 2001 and early-January 2004, with an aggregate unpaid cost of approximately $210,000,000. Unpaid costs are net of progress payments, which are covered by refundment guaranties, principally from major U. S. insurance companies.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued)

In July 2001, the Company terminated the remaining $60,000,000 of fixed to floating interest rate swaps that mature in December 2003. The gain of $1,760,000 realized on such termination will be recognized ratably over the period through December 2003, as an adjustment of interest expense. In addition, in July, the Company entered into five-year floating to fixed interest rate swaps with several major financial institutions covering notional amounts of $199,000,000, pursuant to which it will pay fixed rates of approximately 5.4% and receive LIBOR. These swaps are designated and qualify as cash flow hedges.

August 8, 2001

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II

Item 4.              Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 5, 2001, the stockholders elected twelve directors, each for a term of one year, and approved the appointment of Ernst & Young LLP as independent auditors for the year 2001. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. A total of 27,741,442 shares were voted with respect to each of the aforementioned matters, and there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

NUMBER OF SHARES
NAME OF NOMINEE FOR DIRECTOR	VOTED FOR	WITHHELD AUTHORITY TO VOTE

Oudi Recanati	27,720,888	20,554
Morton P. Hyman	24,311,965	3,429,477
Robert N. Cowen	24,311,465	3,429,977
Ariel Recanati	24,176,205	3,565,237
Alan R. Batkin	27,734,235	7,207
Charles Fribourg	27,735,188	6,254
William L. Frost	27,731,740	9,702
Ran Hettena	27,730,690	10,752
Stanley Komaroff	27,734,545	6,897
Solomon N. Merkin	27,735,188	6,254
Joel I. Pickett	27,733,285	8,157
Michael J. Zimmerman	27,735,188	6,254

The resolution to approve the appointment of Ernst & Young LLP as independent auditors was adopted by a vote of 27,681,502 shares in favor, 56,793 shares against and 3,147 shares abstained.

Item 6(a).        Exhibits

See Exhibit Index on page 26.

Item 6(b).        Reports on Form 8-K

During the quarter ended June 30, 2001, the Registrant filed one Current Report on Form 8-K. The Registrant disclosed under Item 5 of the Current Report, which was dated June 19, 2001, that a joint venture in which it will have a one-third interest had agreed to purchase two Very Large Crude Carriers from Bergesen d.y., ASA, a major Norwegian owner.

Ernst & Young LLP	787 Seventh Avenue	Phone: 212 773-3000
New York, New York 10019

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 2001 and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2001 and 2000 and the related condensed consolidated statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
August 8, 2001

OVERSEAS SHIPHOLDING GROUP, INC.
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 10, 2001	Morton P. Hyman
Morton P. Hyman
Chairman, President and Chief Executive Officer

Date: August 10, 2001	Myles R. Itkin
Myles R. Itkin
Senior Vice President, Chief
Financial Officer and Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Form of Amendment to the agreements listed as Exhibits 10(iii)(c) and 10(iii)(d) to the Registrant's Annual Report on Form 10-K for 2000.

10.2	Form of Amendment to the agreements listed as Exhibits 10(iii)(e), 10(iii)(f), 10(iii)(h) and 10(iii)(i) to the Registrant's Annual Report on Form 10-K for 2000.

15.	Letter from Ernst & Young LLP.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.