Form 10-Q
period 2001-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2001-11-13
CIK 75208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
SEPTEMBER 30, 2001

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

YES X     NO

Common Shares outstanding as of November 12, 2001 - 34,258,123

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
	(UNAUDITED)
ASSETS

Current Assets:
Cash, including interest-bearing deposits of
$18,067 and $12,686	$ 21,552	$ 15,781
Investments in marketable securities	63,589	54,985
Receivables	36,514	56,954
Prepaid expenses	9,738	9,315
Total Current Assets	131,393	137,035

Capital Construction Fund	222,385	213,440
Vessels, at cost, less accumulated depreciation
of $420,079 and $397,373 - Note G	1,283,356	1,250,171
Vessels Under Capital Leases, less accumulated
amortization of $82,337 and $78,303 - Note G	39,753	43,787
Investments in Joint Ventures - Note E	137,615	84,742
Other Assets	91,264	94,738
	$ 1,905,766	$ 1,823,913
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 4,847	$ 3,451
Sundry liabilities and accrued expenses	55,168	31,083
	60,015	34,534
Current installments of long-term debt	12,600	8,700
Current obligations under capital leases	5,947	5,594
Total Current Liabilities	78,562	48,828

Long-term Debt - Note G	755,266	770,869
Obligations Under Capital Leases	61,626	65,628
Deferred Federal Income Taxes ($127,641 and
$117,749), Deferred Credits and Other Liabilities - Note H	209,178	188,421

Shareholders' Equity - Notes H and I	801,134	750,167
Commitments and Per Share Amounts - Note L
	$ 1,905,766	$ 1,823,913

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT. 30, 2001	SEPT. 30, 2000	SEPT. 30, 2001	SEPT. 30, 2000
Net Shipping Revenues:
Revenue from voyages	$ 76,102	$ 94,825	$ 278,294	$ 256,067
Net voyage revenues of vessels operating in certain pools - Note C	21,333	34,710	98,007	60,712
Voyage expenses	(19,079)	(24,727)	(64,618)	(71,687)
	78,356	104,808	311,683	245,092

Shipping Expenses:
Vessel expenses, including drydock amortization of $2,476, $3,933, $7,701 and $11,922	25,649	25,517	71,371	73,219
Time and bareboat charter hire expenses	10,859	10,106	36,754	26,955
Depreciation of vessels and amortization of capital leases	14,977	14,208	43,936	41,036
General and administrative	9,589	8,575	28,681	26,456
Restructuring Charge - Note J	382	-	9,196	-
	61,456	58,406	189,938	167,666
Income from Vessel Operations	16,900	46,402	121,745	77,426
Equity in Results of Joint Ventures	3,556	2,196	13,198	2,813
Operating Income	20,456	48,598	134,943	80,239
Other Income (net) - Note K	7,697	4,544	40,699	12,929
	28,153	53,142	175,642	93,168
Interest Expense	11,041	12,827	33,106	35,316

Income before Federal Income Taxes, Extraordinary Gain and Cumulative Effect of Change in Accounting Principle	17,112	40,315	142,536	57,852
Provision for Federal Income Taxes, reflecting deferred provision of $3,750, $5,650, $24,900 and $11,420 - Note H	5,950	13,550	48,300	19,820
Income before Extraordinary Gain and Cumulative Effect of Change in Accounting Principle	11,162	26,765	94,236	38,032
Extraordinary Gain on Early Extinguishment of Debt, net of income taxes of $230	-	-	-	573
Cumulative Effect of Change in Accounting Principle, net of income taxes of $1,800 - Note B	-	-	-	4,152
Net Income	$ 11,162	$ 26,765	$ 94,236	$ 42,757

Per Share Amounts - Note L2
Basic income before extraordinary gain and cumulative effect of change in accounting principle	$.33	$.79	$2.76	$1.12
Diluted income before extraordinary gain and cumulative effect of change in accounting principle	$.32	$.78	$2.72	$1.11
Extraordinary gain, net of income taxes	-	-	-	$ .02
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	$ .12
Basic net income	$.33	$.79	$2.76	$1.26
Diluted net income	$.32	$.78	$2.72	$1.25
Cash Dividends Declared	-	-	$ .45	$ .45
(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)
	NINE MONTHS ENDED
	SEPT. 30, 2001	SEPT. 30, 2000

Net cash provided by Operating Activities	$ 167,065	$ 68,149

Cash Flows from Investing Activities:
Purchases of marketable securities	(116,969)	(3,857)
Proceeds from sales of marketable securities	96,402	3,718
Additions to vessels, including $72,235 and $23,965 related to vessels under construction	(73,694)	(24,671)	*
Proceeds from disposal of vessels	1,142	-
Investments in and advances to joint ventures	(53,818)	(6,764)
Distributions from joint ventures	12,915	8,967
Purchases of other investments	(417)	(3,686)
Proceeds from dispositions of other investments	684	2,924
Other - net	736	(2,636)
Net cash (used in) investing activities	(133,019)	(26,005)

Cash Flows from Financing Activities:
Issuance of long-term debt	-	-	*
Payments on long-term debt and
obligations under capital leases	(16,999)	(69,332)
Issuance of common stock upon exercise of stock options	4,076	4,707
Cash dividends paid	(15,374)	(15,219)
Other - net	22	(2,755)
Net cash (used in) financing activities	(28,275)	(82,599)

Net increase/(decrease) in cash	5,771	(40,455)
Cash, including interest-bearing
deposits, at beginning of period	15,781	56,727
Cash, including interest-bearing
deposits, at end of period	$ 21,552	$ 16,272

* Net of $11,116 of secured debt in connection with the construction of vessels.

(See Accompanying Notes)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)
		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income/(Loss)**	Total
Balance at January 1, 2001	$ 39,591	$ 99,009	$ 688,528	5,604,275	$ (76,857)	$ (104)	$ 750,167
Cumulative Effect of Change in Accounting Principle, net of taxes of $1,861 - Note A						3,455	3,455
Net Income			94,236				94,236
Net Unrealized Losses on
Available-For-Sale Securities						(24,816)	(24,816)
Effect of Derivative Instruments - Note I						(13,560)	(13,560)
Comprehensive Income							59,315 ***
Cash Dividends Declared			(15,374)				(15,374)
Deferred Compensation Related to Options Granted		1,697					1,697
Options Exercised and Employee Stock Purchase Plan		548		(261,309)	3,528		4,076
Tax Benefit Related to Options Exercised		1,253					1,253
Balance at September 30, 2001	$ 39,591	$ 102,507	$ 767,390	5,342,966	$ (73,329)	$ (35,025)	$ 801,134

Balance at January 1, 2000	$ 39,591	$ 96,156	$ 618,453	5,918,462	$ (81,098)	$ (12,044)	$ 661,058
Net Income			42,757				42,757
Net Unrealized Gains on
Available-For-Sale Securities						8,004	8,004
Comprehensive Income							50,761 ***
Cash Dividends Declared			(15,219)				(15,219)
Deferred Compensation Related to Options Granted		716					716
Options Exercised and Employee Stock Purchase Plan		532		(309,241)	4,175		4,707
Tax Benefit Related to Options Exercised		1,017					1,017
Balance at September 30, 2000	$ 39,591	$ 98,421	$ 645,991	5,609,221	$ (76,923)	$ (4,040)	$ 703,040
*Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.
**Amounts are net of tax.
***For the three months ended September 30, 2001, there was a comprehensive loss of $26,364. For the three months ended September 30, 2000, there was comprehensive income of $30,503.
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

The statements as of and for the three month and nine month periods ended September 30, 2001, and for the three month and nine month periods ended September 30, 2000 are unaudited. In the opinion of the Company, all adjustments (which were of a normal recurring nature) have been made to present fairly the results for such unaudited interim periods.

The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of those for a full fiscal year.

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

Effective January 1, 2000, the Company changed its accounting policy for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method, with voyages being calculated on a discharge-to-discharge basis. Under this method, net voyage revenue is recognized evenly over the period from a vessel's departure from its last discharge port to the projected departure from its next discharge port. The change in revenue recognition policy eliminates fluctuations in income from vessel operations attributable solely to the timing of completion of voyages. Further, the discharge-to-discharge basis is deemed by management to be a more reliable method of recognizing net voyage revenues under the percentage of completion method, since it eliminates uncertainty associated with predicting the actual location of the next load port. The cumulative effect of this change is shown separately in the condensed consolidated statement of income for the nine months ended September 30, 2000, and resulted in income, net of taxes, of $4,152,000.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C - Segment Reporting:

The Company has five reportable segments: foreign flag VLCCs (Very Large Crude Carriers), Aframaxes and product carriers, and U. S. flag tankers and dry bulk carriers. Information about the Company's reportable segments as of and for the three month and nine month periods ended September 30, 2001 and 2000 follows:

	Foreign flag			U.S. flag
			Product		Dry bulk
In thousands	VLCCs	Aframaxes	carriers	Tankers	carriers	All other	Totals
Three months ended September 30, 2001:
Shipping revenues **	$ 23,343	$ 30,226	$ 14,586	$ 7,013	$ 9,308	$ 12,959	$ 97,435
Net shipping revenues	23,080	20,385	11,245	7,013	3,814	12,819	78,356
Income/(loss) from vessel operations	11,035	7,907	2,866	3,442	(1,144)	2,765	26,871*
Equity in results of joint ventures	1,982	1,574					3,556
Total assets at September 30, 2001	818,734	405,024	103,416	2,224	15,118	168,429	1,512,945

Nine months ended September 30, 2001:
Shipping revenues **	96,451	127,134	60,834	21,039	25,999	44,844	376,301
Net shipping revenues	95,908	91,003	49,249	21,039	10,016	44,468	311,683
Income/(loss) from vessel operations	60,671	57,433	27,466	10,733	(5,682)	9,001	159,622*
Equity in results of joint ventures	7,297	4,640		1,228		33	13,198

Three months ended September 30, 2000:
Shipping revenues **	36,281	37,611	20,686	9,904	12,377	12,676	129,535
Net shipping revenues	36,249	26,053	14,727	9,904	5,651	12,224	104,808
Income from vessel operations	24,136	16,916	6,909	3,167	560	3,289	54,977*
Equity in results of joint ventures	768	1,403				25	2,196
Total assets at September 30, 2000	700,198	351,251	103,190	3,659	18,041	177,996	1,354,335

Nine months ended September 30, 2000:
Shipping revenues **	77,081	91,142	53,102	29,714	32,070	33,670	316,779
Net shipping revenues	74,864	57,614	35,726	29,527	17,068	30,293	245,092
Income from vessel operations	42,690	29,527	13,589	9,640	1,230	7,206	103,882*
Equity in results of joint ventures	1,129	1,670		642		(628)	2,813

*	Segment totals are before general and administrative expenses, restructuring charges, investment income and interest expense.

**

The VLCC segment includes two vessels that are operating under long-term time charters. Net voyage revenues of vessels operating in certain pools include $17,305 (three months ended September 30, 2001), $78,251 (nine months ended September 30, 2001), $29,631 (three months ended September 30, 2000) and $52,443 (nine months ended September 30, 2000) attributable to VLCCs. The balance in each period is attributable to the Company's two foreign flag dry bulk carriers.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C - Segment Reporting (continued):

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	IN THOUSANDS AS OF
	SEPTEMBER 30, 2001	SEPTEMBER 30, 2000
Total assets of all segments	$ 1,512,945	$ 1,354,335
Corporate cash and securities, including capital construction fund	307,042	252,227
Other unallocated amounts	85,779	105,286
Consolidated total assets	$ 1,905,766	$ 1,711,848

Note D - Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign (incorporated outside the U.S.) subsidiaries, whose operations are principally conducted in U.S. dollars, follows:

	IN THOUSANDS AS OF
	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

Current assets	$ 33,380	$ 44,451
Vessels, net	1,234,471	1,198,027
Other assets	183,158	108,499
	1,451,009	1,350,977
Current installments of long-term debt, including
intercompany of $64,800 in 2001 and $66,800 in 2000	77,400	75,500
Other current liabilities	14,736	11,108
Total current liabilities	92,136	86,608
Long-term debt (including intercompany of $16,700
and $66,800), deferred credits and other liabilities	290,525	397,075
	382,661	483,683
Net assets	$ 1,068,348	$ 867,294

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Joint Ventures:

In early 2001, the Company formed a joint venture with Frontline Ltd. that entered into an agreement whereby companies in which OSG holds a 49.9% interest acquired two 1993-built VLCCs for approximately $103 million. Such acquisitions were financed by the joint ventures through long-term bank financing and approximately $32,450,000 in subordinated shareholder loans. In connection with the bank financing, the shareholders have severally issued guaranties that aggregated approximately $19,600,000 at September 30, 2001. The amount of these guaranties reduces proportionately as the principal amount of the loan is paid down.

In June 2001, the Company agreed to acquire a one-third interest in a joint venture formed to purchase six new VLCCs from a major Norwegian owner. The number of vessels to be acquired was reduced by one, to five, in August. Two of these vessels completed earlier in the year and the vessel built in 2000 were delivered to the joint venture in the third quarter. The remaining two are expected to be delivered to the joint venture upon completion of construction in February and July 2002. The Company's joint venture partners are Frontline Ltd. and Euronav Luxembourg S.A., who are also founding members of the Tankers International LLC VLCC pool. The total purchase price for the vessels of $399 million will be financed by the joint ventures through long-term bank financing and subordinated shareholder loans. Amounts advanced by the Company as of September 30, 2001, in connection with the above transaction aggregated $37,477,000. The Company expects to make additional advances of approximately $9,000,000. In connection with the bank financing for the three vessels delivered to the joint venture in the third quarter of 2001, the shareholders have severally issued guaranties that aggregated approximately $45,300,000 at September 30, 2001. The amount of these guaranties reduces proportionately as the amount of the loan is paid down.

Note F - Derivatives

As of September 30, 2001, the Company is a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $463,000,000 (including five-year agreements covering notional amounts of $199,000,000, pursuant to which it pays fixed rates of approximately 5.4%, that were entered into in July 2001), pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives LIBOR (2.5% to 2.6% as of September 30, 2001, for a term equal to the swaps' reset periods). These agreements contain no leverage features and have various maturity dates from mid 2002 to 2008. As of September 30, 2001, the Company has recorded a liability of $16,744,000 related to the fair market values of these swaps.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note F - Derivatives (continued):

In July 2001, the Company terminated all $60,000,000 of its fixed to floating interest rate swaps that were to mature in December 2003. The gain of $1,760,000 realized on such termination is being recognized ratably over the period through December 2003, as an adjustment of interest expense.

As of September 30, 2001, the Company has recorded an asset of $1,248,000 related to the fair market value of the Japanese yen foreign currency swaps (see Note A) entered into with a major financial institution that will result in the Company receiving approximately $7,500,000 for such foreign currency from October 1, 2001 through March 31, 2002.

Revenue from voyages for the three and nine month periods ended September 30, 2001 has been increased by $408,000 and $3,193,000, respectively, resulting from the impact of the forward freight agreements referred to in Note A. As of September 30, 2001, the Company has recorded an asset of $1,202,000 related to the fair value of these agreements.

Note G - Long-term Debt:

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

Approximately 13% of the net carrying amount of the Company's vessels and vessels under capital leases, representing two foreign flag and four U.S. flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $28,323,000 (nine months ended September 30, 2001) and $31,638,000 (nine months ended September 30, 2000), excluding capitalized interest.

In October 2001, the Company received commitments from six banks for a new $240 million, five-year unsecured revolving credit facility. The terms and conditions are substantially similar to those contained in the existing $350 million revolving credit facility that runs through April 2005, with pricing reflective of current market conditions. Borrowings against the Company's $425 million revolving credit facility, which expires in August 2002, will be converted to borrowings against either the existing $350 million or the new $240 million facility. Accordingly, all amounts outstanding as of September 30, 2001, under the $425 million facility have been classified as long-term.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Taxes:

Effective from January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation currently; post-1986 taxable income may be distributed to the U.S. parent without further tax. Prior thereto, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $16,494,000 (three months ended September 30, 2001), $38,944,000 (three months ended September 30, 2000), $130,724,000 (nine months ended September 30, 2001) and $60,231,000 (nine months ended September 30, 2000), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required, since such undistributed earnings have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of September 30, 2001, since it is intended that such undistributed earnings ($7,500,000 at September 30, 2001) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $2,600,000.

Federal income taxes paid during the nine months ended September 30, 2001 amounted to $6,100,000, of which $3,100,000 related to 2000. Federal income taxes paid during the nine months ended September 30, 2000 amounted to $1,850,000, of which $950,000 related to 1999.

Note I - Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income/(loss), net of related taxes, as of September 30, 2001 and December 31, 2000 are as follows:

	IN THOUSANDS AS OF
	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
Unrealized (loss) on available-for-sale securities	$ (24,920)	$ (104)
Unrealized (loss) on derivative instruments	(10,105)	-
	$ (35,025)	$ (104)

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note I - Accumulated Other Comprehensive Income (continued):

The components of the change in the accumulated unrealized gain/(loss) on derivative instruments, net of related taxes, for the nine months ended September 30, 2001 follow (in thousands):

Cumulative effect of change in accounting principle	$ 3,455
Reclassification adjustments for (gains)/losses included in net income, net:
Interest expense	1,219
Revenues from voyages	(1,411)
Other income*	(2,902)
Change in unrealized gain/(loss) on derivative instruments	(10,466)
$ (10,105)
*

This amount was included in other income in the first quarter of 2001 and relates to a foreign currency swap reclassified upon receipt of notice that the charter extension to which such swap applied would not be exercised.

Note J - Restructuring Charge:

In the first quarter of 2001, the Company completed a review of its ship management and administrative functions and adopted a plan to transfer a major portion of such functions to its subsidiary in Newcastle, United Kingdom by year end. The resulting New York headquarters staff reductions (numbering approximately 80, or 50%) together with other operating cost initiatives are expected to result in annualized savings by 2002 of approximately $20,000,000. In connection with such staff reductions (23 through September 30, 2001), the Company recorded pre-tax restructuring charges of $382,000 (three months ended September 30, 2001) and $9,196,000 (nine months ended September 30, 2001). The charge includes $7,626,000 related to employee termination and severance costs associated with the reduction in workforce and $1,570,000 for the write off of certain assets. Estimated additional charges related to this restructuring that will be recognized in the fourth quarter of 2001, in accordance with existing accounting pronouncements, aggregate $770,000. A liability for employee termination and severance costs of $6,631,000 is included in sundry liabilities in the condensed consolidated balance sheet as of September 30, 2001. Through September 30, 2001, $662,000 has been charged against such liability.

(See Notes on Following Pages)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note K - Other Income - net:

Other income - net consists of the following:

	IN THOUSANDS
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000
Investment income:
Interest and dividends	$ 3,441	$ 2,614	$ 13,293	$ 7,608
Gain on sale of securities	1,760	1,984	22,015	4,549
Foreign currency exchange gain on available-for-sale securities	2,422	-	152	-
	7,623	4,598	35,460	12,157

Gain on sale of vessels	-	-	436	-
Gain on derivative transactions	2	-	4,465	-
Miscellaneous - net	72	(54)	338	772
	$ 7,697	$ 4,544	$ 40,699	$ 12,929

Note L - Commitments and Per Share Amounts:

1.    As of September 30, 2001, the Company has commitments for the construction of seven double-hulled foreign flag tankers, scheduled for delivery between late-October 2001 and early-January 2004, with an aggregate unpaid cost of approximately $179,800,000. Unpaid costs are net of $173,600,000 of progress payments. The progress payments are covered by refundment guaranties, principally from major U.S. insurance companies.

2.    Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 34,245,000 shares (three months ended September 30, 2001), 33,941,000 shares (three months ended September 30, 2000), 34,139,000 shares (nine months ended September 30, 2001) and 33,833,000 shares (nine months ended September 30, 2000). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 34,742,000 shares (three months ended September 30, 2001), 34,492,000 shares (three months ended September 30, 2000), 34,708,000 shares (nine months ended September 30, 2001) and 34,275,000 shares (nine months ended September 30, 2000).

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

Rates referred to below are based on fixtures concluded during the respective periods.

VLCC Segment

Time charter equivalent rates for modern VLCCs in the first nine months of 2001 for routes on which the Company's vessels typically trade averaged $36,800 per day compared with $38,600 per day in the same period of 2000. On a quarter-to-quarter basis, however, the third quarter 2001 average TCE rate of $26,400 per day was 52% below the third quarter of 2000 and down 15% from the previous quarter of 2001. After peaking at $71,000 per day in early December 2000, rates for VLCCs on the Middle East - West route began 2001 at $66,500 per day. Rates then declined modestly to $56,400 per day by the end of the first quarter. The decline accelerated in the second quarter as OPEC began to implement additional production cuts of one million barrels-per-day that were effective April 1, and Iraq halted crude oil exports from early June through mid July. Seasonal refinery maintenance in Europe and Asia also negatively affected tanker demand. At the same time, global oil demand weakened as the world economy began to slow. This weakening in demand led to a sharp rise in global oil stocks late in the second quarter. Rates fell to $17,000 per day in late June after declining for most of the quarter. Rates, on average, recovered during the summer following the resumption of Iraqi exports, ending August at $30,000 per day. Then, the September 11 attacks on the U.S. increased market uncertainty and led to precautionary stock building by refiners, boosting rates to almost $44,000 per day by early October. However, the September 11 events ultimately had a negative effect on world oil demand just as OPEC began implementing its third quota production cut of the year of an additional one million barrels-per-day . By late October, rates were down to $18,500 per day.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

In late April, the International Maritime Organization ("IMO") released its revised regulations for the phase-out of single-hulled tankers. Under these regulations, 133 VLCCs will be forced to retire by the end of 2007 as compared with 109 under the old regulations.

OSG had thirteen VLCCs trading in the spot market through the Tankers International LLC ("Tankers") pool (including six in which OSG had less than a 50% interest) as of September 30, 2001. In addition, OSG has three VLCC newbuildings scheduled for delivery within the next two years, all of which will be operated in the Tankers Pool. Two additional newbuilding VLCCs to be delivered to a joint venture in which the company has a one-third interest will also be entered in the Tankers pool. The Tankers pool, which currently operates more than 50 VLCCs with an additional 20 newbuildings delivering through 2003, has been able to generate increased vessel utilization compared with industry averages.

Aframax Segment

Rates for Aframax tankers in the Caribbean averaged $26,600 per day in the first nine months of 2001, slightly less than $27,000 per day for the same period last year. Average rates for the third quarter of 2001 of $18,000 per day, however, were 42% below the same 2000 quarter and 29% below the second quarter of this year, reflecting weakening market conditions. Factors that contributed to downward pressure in the Aframax market in the third quarter included weakening oil demand in the U.S., which reduced Caribbean oil shipments, slowing demand for naphtha in Asia and ongoing field maintenance in the North Sea.

Aframax rates in the Caribbean in the third quarter were less volatile than they were in the first half of the year. After attaining their best 2000 level of $56,000 per day in December, rates fell to $25,000 per day by mid January. Rates then recovered strongly to $51,000 per day by early March, but failed to hold at this level, dropping to $19,000 per day by early April. TCE rates recovered to $36,000 per day by the end of April, then trended lower through the middle of July. From a July low of $15,000 per day, rates rallied to $26,000 per day by the second week in August, but then declined until the middle of September, when rates fell to $12,000 per day, their lowest level of the year. Rates recovered to $22,000 per day by late September, due to the events of September 11, but have subsequently fallen to $16,000 per day in late October.

The Company's Aframax tanker pool (currently 22 vessels) with PDV Marina continues to complement its base of Venezuelan cargoes with backhauls and contracts of affreightment, resulting in increased operating efficiencies and reduced idle time for OSG's pool vessels, compared with industry averages. The Company's four Aframax newbuildings, including one that delivered October 31, are scheduled to enter this pool upon delivery, further increasing the pool's size and presence in the Atlantic Basin.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Product Carriers Segment

In the first nine months of the year, TCEs for Handymax product carriers (typically 35,000 to 50,000 dwt) in the Caribbean averaged $20,200 per day compared with $14,000 per day in the first nine months of 2000. Average rates in the third quarter of 2001 of $16,200 per day, however, were 14% below those in the equivalent 2000 quarter and 21% below those in the second quarter of 2001. Although average rates in each of the second and third quarters trended successively lower, TCEs in the first three quarters of this year were, on average, still high by historical standards.

Higher average rates for Handymax product carriers in the first three quarters of 2001 relative to last year reflected the perceived need to rebuild low product inventories in the U.S. and Western Europe. As stock levels rose and economic activity slowed, demand for product carriers weakened steadily from the middle of the second quarter through the third quarter. Rates that began an uptrend in early 2000, reached a peak in January 2001 of $32,000 per day. After declining to $17,000 per day by mid March, rates ranged between $15,000 and $23,000 per day during the second quarter, ending near the low end of the range. Rates rose to $19,000 per day by the end of July, the high for the quarter, then dropped to $12,000 per day by late October, their lowest level of the year.

The average rate for Panamax product carriers (typically 50,000 to 70,000 dwt) trading to the Far East in the first nine months of 2001 was $30,600 per day compared with $18,600 per day in the same year ago period. Average rates in the third quarter of 2001 of $20,200 per day, however, were 14% below those in the third quarter of 2000 and 23% below those in the prior 2001 quarter. As was the case for the Handymax product carriers, TCE rates for Panamax product carriers reached their highest level of $58,000 per day in January following a year-long uptrend, then declined 60% to $23,000 per day by the end of April. After reaching a second quarter high of $29,000 per day in late May, TCE rates remained in a $27,000 to $29,000 per day range through the end of June. TCEs proceeded to move lower in the third quarter, dipping to $16,000 per day, its lowest level of the year, by early September, before recovering to $23,500 per day by the end of the month. Historically low U.S. product stock levels and strong demand encouraged movement of product cargoes from Asia, which has surplus refining capacity, to the U.S. West Coast, where refining capacity was constrained, supporting rates. Increased Middle East product exports to long-haul destinations such as the U.S. and Europe have also supported increased demand for Panamax product carriers.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Dry Bulk Carriers Segment

TCE rates for large modern Capesize vessels (about 160,000 dwt) operating in the Atlantic Basin averaged $14,800 per day in the first nine months of 2001, 23% below the same year ago period. Average rates of $9,600 per day in the third quarter of 2001 were less than half those in the same year ago quarter and 42% below the prior quarter. Rates reached a peak of $25,000 per day in the middle of the fourth quarter of 2000 after trending higher for about a year-and-a-half. Since then, rates underwent a sizable decline, ending the first quarter of 2001 at $15,000 per day. TCEs ranged between $13,000 and $18,500 per day during the second quarter, ending the quarter at $16,000 per day before declining further to $8,800 per day. Demand for iron ore, which is the main driver of Capesize employment, has weakened, reflecting a global economic slowdown and a decline in steel and pig iron production. The Company's two foreign flag bulk carriers participate in a pool of modern Capesize vessels, consisting of more than 30 vessels.

Average Market TCE Rates by Vessel Type

As one indication of recent trends in various charter markets, set forth below are selected average daily spot market rates for various types and sizes of vessels for fixtures made in the third quarter and first nine months of both 2001 and 2000. These rates are based on the published reports of Clarkson Research Studies, a well-known industry research organization. It is important to note that rates tend to fluctuate significantly over the course of time, and can vary widely based on factors such as the age, condition and position of a particular vessel. Furthermore, the conversion of worldscale rates to representative time charter equivalent rates per day requires the assumption of certain parameters for brokerage commissions, waiting time, port costs, speed and fuel consumption, all of which will vary in actual usage. In addition, certain of the Company's vessels may have been fixed in earlier periods for employment extending into the periods shown. Accordingly, the rates shown below are not necessarily indicative of rates achieved by the Company's vessels during any of the periods.

	2001		2000
Tankers	Third Quarter	Nine Months	Third Quarter	Nine Months
Modern VLCCs *	$ 30,900	$ 39,500	$ 59,200	$ 42,300
Aframaxes (Caribbean market)	20,500	28,600	31,800	26,700
Product carriers (Worldwide)	16,700	23,700	16,100	13,100

Dry Bulk Carriers
Capesize	9,300	14,100	20,200	18,900

*  For routes on which the Company's modern VLCCs typically trade.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations:

The following table provides information for the principal foreign flag operating segments:

	2001		2000
	Third Quarter	Nine Months	Third Quarter	Nine Months
VLCCs:
TCE revenues (in thousands)	$ 23,080	$ 95,908	$ 36,249	$ 74,864
Running expenses (in thousands)*	12,045	35,237	12,113	32,174
Income from vessel operations (in thousands see Note C)	$ 11,035	$ 60,671	$ 24,136	$ 42,690
Average daily TCE rate	$ 29,819	$ 43,774	$ 49,251	$ 38,352
Average number of vessels owned (100%)	7.5	7.2	7	6.2
Number of vessels time chartered-in	1	1	1	1
Number of revenue days	774	2,191	736	1,952

Aframaxes:
TCE revenues (in thousands)	$ 20,385	$ 91,003	$ 26,053	$ 57,614
Running expenses (in thousands)	12,478	33,570	9,137	28,087
Income from vessel operations (in thousands)	$ 7,907	$ 57,433	$ 16,916	$ 29,527
Average daily TCE rate	$ 20,716	$ 32,936	$ 31,579	$ 23,632
Average number of vessels owned (100%)	10	9.7	9	9
Number of vessels time chartered-in	1	0.6	—	0.1
Number of revenue days	984	2,763	825	2,438

Product carriers:
TCE revenues (in thousands)	$ 11,245	$ 49,249	$ 14,727	$ 35,726
Running expenses (in thousands)	8,379	21,783	7,818	22,137
Income from vessel operations (in thousands)	$ 2,866	$ 27,466	$ 6,909	$ 13,589
Average daily TCE rate	$ 17,116	$ 23,689	$ 17,894	$ 14,525
Average number of vessels owned (100%)	8	8	8	8
Number of vessels time chartered-in	—	0.3	1	1
Number of revenue days	657	2,079	823	2,459

*   Running expenses represent vessel expenses, time and bareboat charter hire expenses, and depreciation and amortization.

See Note C for additional information on the Company's operating segments.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued):

Income from vessel operations for the third quarter of 2001 decreased by approximately $29,100,000 from the corresponding 2000 period, before taking into account a $380,000 restructuring charge. These results reflect the continued decline in average TCE rates for all classes of the Company's foreign flag tankers from those achieved in the previous quarters. VLCCs and Aframaxes accounted for approximately $22,100,000, or 78%, of the decline in results of foreign flag vessel operations, as TCEs for VLCCs trading spot and Aframaxes decreased by approximately $24,800 (from $53,800 to $29,000) per day and $10,900 (from $31,600 to $20,700) per day, respectively, compared with the 2000 quarter. Foreign flag product carriers accounted for approximately $4,000,000, or 14%, of the reduction in results of foreign flag vessel operations, as a slight decline in TCEs of approximately $1,000 per day, from $17,900 per day, was exacerbated by an increase of 75 in the number of repair and drydock days. The 2001 third quarter results for the two foreign flag bulk carriers were approximately $1,400,000 weaker than the third quarter of 2000. This decline was attributable to a decline in the average TCE rate of approximately $9,300 (from $19,100 to $9,800) per day. The above declines were partially offset by a $1,000,000 improvement in income from vessel operations for the two U.S. flag product carriers, which have operated on time charters for all of 2001, as the average daily TCE rate rose by approximately $9,700 (from $23,100 to $32,800) per day. These two vessels are fixed on long-term charters through October 2004. Weaker results from the three U.S. flag vessels participating in the U.S. grain trades reduced income from vessel operations by approximately $1,700,000 in the 2001 quarter compared with 2000. Overall, the total number of revenue days was not significantly different in the 2001 quarter compared with the same 2000 quarter.

Income from vessel operations for the first nine months of 2001 increased by approximately $53,500,000, or 70%, from the corresponding 2000 period, before taking into account a $9,196,000 restructuring charge. The improvement resulted from significant increases in average time charter equivalent rates achieved by all classes of the Company's foreign flag tonnage. VLCCs and Aframaxes accounted for approximately $45,900,000, or 81%, of the improvement in foreign flag vessel operations, as TCEs for VLCCs trading spot and Aframaxes improved by approximately $9,000 (from $38,300 to $47,300) per day and $9,300 (from $23,600 to $32,900) per day, respectively, compared with the 2000 period. Foreign flag product carriers contributed approximately $13,900,000, or 24%, to the improvement in results of foreign flag vessel operations, as TCEs rose by approximately $9,200 (from $14,500 to $23,700) per day. The results for the two foreign flag bulk carriers were weaker by approximately $2,500,000, principally due to the negative impact of the Company's interest in a number of short-term time charters-in that also participate in the pool of modern bulk carriers. The two U. S. flag product carriers contributed approximately $4,000,000 to the improvement in results for the first nine months of 2001 compared with the same year ago period as the average TCE rate rose by approximately $8,500 (from $21,200 to $29,700) per day. Weaker results from the four U.S. flag vessels participating in the U.S. grain trades (one of which was sold in mid-June 2001) reduced income from vessel operations by approximately $6,900,000 in the 2001 period compared with 2000. Overall, the total number of revenue days did not differ significantly in the first nine months of 2001 compared with the same year ago period.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income From Vessel Operations (continued):

The increased time and bareboat charter hire expenses in the 2001 periods compared with the corresponding 2000 periods is principally attributable to the Company's share (approximately $900,000 in the third quarter and $12,200,000 in the first nine months of 2001) of the cost of short-term time charters-in entered into by participants in the Capesize bulk carriers pool. The shipping revenues attributable to such short-term time charters-in were approximately $2,200,000 in the third quarter of 2001 (compared with $1,600,000 in the third quarter of 2000) and $11,900,000 in the first nine months of 2001 (compared with $1,700,000 in the comparable period of 2000).

The increased depreciation and amortization in the 2001 periods compared with the same 2000 periods is attributable to the five newbuildings that have entered the operating fleet since January 1, 2000.

Equity in Results of Joint Ventures

The improvement in the results of joint ventures in the third quarter and first nine months of 2001 compared with 2000 periods was principally attributable to the inclusion of the results of:

  A 30% interest in a 1993-built VLCC acquired in March 2000;
  A 50% interest in a 1992-built Aframax tanker acquired in June 2000;
  A 49.9% interest in two 1993-built VLCCs acquired late in the first quarter of 2001; and
  A one-third interest in two 2001-built and one 2000-built VLCCs that were delivered to the joint venture during the third quarter of 2001.

All six of the above VLCCs operate in the Tankers International LLC pool of modern VLCCs and the Aframax tanker operates in the Aframax pool with PDV Marina, the marine transportation subsidiary of the Venezuelan state oil company.

The revenue generating ship-days for the 2001 and 2000 periods, by segment, for vessels owned jointly with others, adjusted to reflect the Company's interest therein are as follows:

	2001		2000
Foreign Flag	Third Quarter	Nine Months	Third Quarter	Nine Months
VLCCs	314	664	120	336
Aframaxes	46	137	34	43

Interest Expense

Interest expense decreased by approximately $1,800,000 in the third quarter of 2001 compared with the same quarter of 2000. A decline in the average rate paid on floating debt of 290 basis points (4.6% in the third quarter of 2001 compared with 7.5% in the equivalent quarter of 2000) was offset by an increase in the average amount of debt outstanding of approximately $23,000,000. Interest expense in the three month periods reflects the impact of interest rate swaps, which increased expense by approximately $1,600,000 in 2001, compared with a reduction in expense of approximately $200,000 in

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense (continued):

2000. Interest expense is net of amounts capitalized in connection with vessel construction of $2,984,000 in the 2001 third quarter and $3,293,000 in the comparable 2000 quarter.

Interest expense decreased by approximately $2,200,000 in the first nine months of 2001 compared with the same period of 2000. A decline in the average rate paid on floating debt of 160 basis points (5.6% in the first nine months of 2001 compared with 7.2% in the first nine months of 2000) was offset by an increase in the average amount of debt outstanding of approximately $25,000,000. Interest expense in the nine month periods reflects the impact of interest rate swaps, which increased expense by approximately $1,800,000 in 2001, compared with a reduction in expense of approximately $800,000 in 2000. Interest expense is net of amounts capitalized in connection with vessel construction of $10,853,000 in the first nine months of 2001 and $11,342,000 in the comparable 2000 period.

New Accounting Standard

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within such years. The provisions of FAS 144 are generally to be applied prospectively. The Company believes that the adoption of FAS 144 will not have a material effect on its earnings and financial position.

Liquidity and Sources of Capital

Working capital at September 30, 2001 was approximately $53,000,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $222,000,000 at September 30, 2001. Net cash provided by operating activities in the first nine months of 2001 approximated $167,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for a full fiscal year). Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company has unsecured long-term credit facilities of $775,000,000, of which $484,000,000 was used at September 30, 2001, and an unsecured short-term credit facility of $15,000,000, all of which was unused at that date. In October 2001, the Company received commitments from six banks for a new $240 million, five-year unsecured revolving credit facility, which will replace the Company's $425 million revolving credit facility that expires in August 2002.

The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from mid 2002 to 2008. The Company has hedged its exchange rate risk with respect to contracted future charter

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

revenues receivable in Japanese yen to minimize the effect of foreign exchange rate fluctuations on reported income by entering into currency swaps with a major financial institution to deliver such foreign currency at fixed rates. This will result in the Company receiving approximately $7,500,000 for such foreign currency from October 1, 2001 through March 31, 2002.

As of September 30, 2001, the Company has commitments for the construction of seven double-hulled foreign flag tankers scheduled for delivery between late-October 2001 and early-January 2004, with an aggregate unpaid cost of approximately $180,000,000. Unpaid costs are net of progress payments, which are covered by refundment guaranties, principally from major U. S. insurance companies. Unpaid costs will be incurred as follows: approximately $34 million in the fourth quarter of 2001, $75 million in 2002 and $71 million in 2003. The Company expects to finance such vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities and additional long-term debt, as required.

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

In July 2001, the Company terminated all $60,000,000 of its fixed to floating interest rate swaps that were to mature in December 2003. The gain of $1,760,000 realized on such termination will be recognized ratably over the period through December 2003, as an adjustment of interest expense. In addition, in July, the Company entered into five-year floating to fixed interest rate swaps with several major financial institutions covering notional amounts of $199,000,000 (bringing the total notional amount of such swaps to $463 million), pursuant to which it will pay fixed rates of approximately 5.4% and receive LIBOR. These swaps are designated and qualify as cash flow hedges.

November 12, 2001

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II

Item 6(a).     Exhibits

See Exhibit Index on page 27.

Item 6(b).     Reports on Form 8-K

The Registrant was not required to file any report on Form 8-K during the quarter ended September 30, 2001.

Ernst & Young LLP	787 Seventh Avenue	Phone: 212 773-3000
New York, New York 10019

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 2001 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2001 and 2000 and the related condensed consolidated statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
November 9, 2001

OVERSEAS SHIPHOLDING GROUP, INC.
                  AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 13, 2001	Morton P. Hyman
Morton P. Hyman
Chairman, President and Chief Executive Officer

Date: November 13, 2001	Myles R. Itkin
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