Form 10-K405
period 2001-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2002-03-26
CIK 75208

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

                   For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ________________ to ________________.

                         Commission File Number 1-6479-1

                        OVERSEAS SHIPHOLDING GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            13-2637623
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

 511 Fifth Avenue, New York, New York                             10017
---------------------------------------                  ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: 212-953-4100

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
  Title of each class                          which registered
  ---------------------------------------      ---------------------------------
  Common Stock (par value $1.00 per share)     New York Stock Exchange
                                               Pacific Exchange, Inc.

      Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 21, 2002 was $671,865,000, based on the closing price of $23.84 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

      As of March 21, 2002, 34,341,115 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for 2001 are incorporated by reference in Part I and portions of the registrant's definitive proxy statement to be filed by the registrant in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

    Item 1.   Business......................................................   1
              Overview......................................................   1
              Forward-Looking Statements....................................   3
              Operations....................................................   4
                 Fleet......................................................   5
                 International Fleet Operations.............................   6
                 U.S. Flag Fleet Operations.................................   7
              Competition...................................................   8
              Environmental Matters Relating to Bulk Shipping...............   9
                 Domestic Requirements......................................   9
                 International Requirements.................................  10
                 Insurance..................................................  11
              Global Bulk Shipping Markets..................................  11
                 Economic Slowdown and Falling Oil Production...............  11
                 VLCC Scrapping Increases; Fleet Decreases..................  11
                 Aframax Scrapping Subdued; Orderbook Increases.............  11
                 Panamax Product Carrier Fleet Little Changed...............  12
                 Handysize Product Carrier Orderbook Grows..................  12
              Glossary......................................................  12
    Item 2.   Properties....................................................  15
    Item 3.   Legal Proceedings.............................................  15
    Item 4.   Submission of Matters to a Vote of Security Holders...........  15
              Executive Officers of the Registrant..........................  16

PART II

    Item 5.   Market for Registrant's Common Equity and Related Stockholder
                Matters.....................................................  17
    Item 6.   Selected Consolidated Financial Data..........................  17
    Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................  19
                   General..................................................  19
                   Operations...............................................  19
                   Critical Accounting Policies.............................  21
                   Income from Vessel Operations............................  23
                   Equity in Income of Joint Ventures ......................  27
                   Interest Expense.........................................  28
                   Provision for Federal Income Taxes.......................  29
                   Effects of Inflation.....................................  29
                   Cumulative Effect of Accounting Change...................  29
                   New Accounting Standard..................................  29
                   Liquidity and Sources of Capital.........................  29
                   Risk Management..........................................  30
                   Interest Rate Sensitivity................................  31
    Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....  31
    Item 8.   Financial Statements and Supplementary Data...................  32
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  60

PART III
    Item 10.  Directors and Executive Officers of the Registrant............  60
    Item 11.  Executive Compensation........................................  60
    Item 12.  Security Ownership of Certain Beneficial Owners and Management  60
    Item 13.  Certain Relationships and Related Transactions................  60

PART IV
    Item 14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K...................................................  60
Signatures..................................................................  64

                                     PART I

ITEM 1. BUSINESS

      Overview

      Overseas Shipholding Group, Inc. (together with its subsidiaries, "OSG" or the "Company"), is one of the world's leading independent bulk shipping companies engaged primarily in the ocean transportation of crude oil and petroleum products. The Company owns and operates a modern fleet of 50 oceangoing vessels that aggregate 7.7 million deadweight tons, of which 40 vessels operate in the international market and ten vessels operate in the U.S. Flag trades. The Company believes that it is the sixth largest independent tanker company in the world as measured by the carrying capacity of its tanker fleet. OSG is the only major U.S. shipping company with significant international and U.S. Flag operations.

      A glossary of shipping terms (the "Glossary") that should be used as a reference when reading this Annual Report on Form 10-K begins on page 12. Capitalized terms that are used in this Annual Report which are not defined when they are first used are defined in the Glossary.

      In recent years, over 85% of the Company's shipping revenues have been generated by the transportation of crude oil and petroleum products. The balance of the Company's revenues are derived from the transportation of dry bulk cargoes, primarily grain, coal and iron ore. The transportation of crude oil accounted for 100% of the operating earnings of the Company's joint ventures in each of 2001, 2000 and 1999. The Company's customers include many of the world's largest oil companies and oil trading companies as well as governments and governmental agencies.

      Of the Company's 50 vessels, 44 are engaged in the oil transportation business, of which 38 are Foreign Flag tankers that operate in the international market, and six are U.S. Flag tankers that operate in the U.S. Alaskan and coastwise trades. The Company's six other vessels are engaged in the transportation of dry bulk cargo, of which two are Foreign Flag Dry Bulk Carriers that operate in the international market, three are U.S. Flag Dry Bulk Carriers primarily chartered to foreign and U.S. governmental agencies for the transportation of U.S. foreign aid grain cargoes and one is a U.S. Flag Pure Car Carrier that has been operating for a number of years under a long term charter. As of December 31, 2001, the Foreign Flag tanker fleet included 17 VLCCs (including eight in which the Company has joint venture interests ranging from 30% to 50%), one Suezmax vessel, twelve Aframax vessels (including one joint venture vessel in which the Company has a 50% interest) and eight Product Carriers. The U.S. Flag Jones Act tanker fleet consists of four tankers engaged in the Alaskan crude oil trade on long term charters for the balance of their economic lives ("U.S. Flag Crude Tankers") and two Product Carriers that have recently begun three-year charters.

      Since tankers tend to specialize on specific trade routes based on type, size and flag of registry, the Company reports its tankers in four business segments: Foreign Flag VLCCs, Aframaxes and Product Carriers, and U.S. Flag Crude Tankers. The Company's three U.S. Flag Dry Bulk Carriers constitute the Company's fifth business segment.

      The Company charters its vessels either for specific voyages ("voyage charters") or for specific periods of time ("time charters"). Under the terms of voyage and time charters, the Company's vessels are manned and operated by the Company. The Company from time to time also charters out its vessels on bareboat charters. Under bareboat charters, the ships are chartered out for fixed periods of time (generally medium or long-term) during which they are operated and manned by the customers.

      Voyage charters constituted 73% of the Company's Time Charter Equivalent revenues in 2001, 76% in 2000 and 62% in 1999. Accordingly, the Company's shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company's vessels operate. Charter rates, particularly in the spot market for voyage charters, are highly volatile and typically reflect intense competition among vessel owners. Spot market rates are determined by market forces such as local and worldwide demand for commodities carried (such as crude oil and petroleum products), volumes of trade, distances that the commodities must be transported and the amount of available tonnage both at the time such tonnage is required and over periods of projected requirements. Available tonnage is affected, over time, by the volume of newbuilding deliveries, the removal (principally through scrapping) of existing vessels from service, and by the greater efficiency of modern tonnage. Scrapping is affected by the level of freight rates and by international and U.S. governmental regulations that require the maintenance of vessels within certain standards and mandate the phase-out of tankers lacking double hulls.

      A major portion of the Company's U.S. Flag fleet is on long term charter, providing a significant and predictable level of earnings, which is not subject to fluctuations in spot market rates. The Company's U.S. Flag Crude Tankers are on bareboat charters extending for the remaining useful lives of such vessels with terms ranging up to four years. During 2001, the Company's two U.S. Flag Jones Act Product Carriers both entered into three year time charters. The Company's U.S. Flag Pure Car Carrier has also been operating for a number of years under a time charter. In the Company's international fleet, two VLCCs and the Suezmax are on long-term charters. The charters for one of the VLCCs and the Suezmax expire in December 2004 or beyond, and the charter for the other VLCC expires in early 2002. In the aggregate, time charter and bareboat charter revenues constituted 27% of the Company's TCE revenues in 2001, 24% in 2000 and 38% in 1999.

      OSG has sought to distinguish itself through its emphasis on service, innovation, safety and reliability, its customer-focused business strategy, and its commitment to providing comprehensive transportation solutions for its customers' bulk shipping challenges. The Company has succeeded in establishing and maintaining a number of long-term, close customer relationships.

      In the international market, the Company offers its customers one of the industry's most modern and efficient fleets. The average age of the Company's 17 vessel VLCC fleet is 4.4 years and the average age for its Aframax fleet (after taking into account the planned disposal of two older vessels) is 5.4 years. In contrast, the average age of the world fleet of VLCCs and Aframaxes each exceeds 11 years. The relative young age of the Company's VLCC and Aframax fleets and the Company's Technical Management expertise has resulted in reduced operating costs and minimal delays for these vessels.

      To increase vessel utilization and thereby revenues, the Company participates in commercial pools with other owners of modern vessels. By operating a large number of vessels as an integrated transportation system, such pools offer customers greater flexibility and a higher level of service while at the same time achieving improved scheduling efficiencies. In December 1999, the Company and five other leading tanker companies formed Tankers International LLC to pool the commercial operation of their modern VLCC fleets. As of January 1, 2002, Tankers managed approximately 55 VLCCs. The Company also has an Aframax pooling arrangement with PDV Marina, the marine transportation subsidiary of the Venezuelan state oil company. This pool managed 20 Aframaxes in the Atlantic Basin as of January 1, 2002. In addition, in 2000, the Company entered its two Foreign Flag Dry Bulk Carriers into a large pool of Capesize vessels. All of these pools negotiate charters with customers on behalf of the pool participants, primarily in the spot market. The size and scope of these pools enables them to enhance utilization rates for pool vessels and generate higher effective TCE revenues than are otherwise obtainable in the spot market.

      In addition to revenue-enhancement initiatives realized through pool participation, in recent years, the Company has materially reduced overhead and operating costs. The Company has reduced organizational layers to streamline decision making, transferred functions from high cost areas to lower cost areas, outsourced functions where appropriate and renegotiated service and supply contracts. Through fully integrated shoreside and shipboard automation, the Company has been able to improve the speed and quality of information provided to its customers, while reducing the number of shore-side staff by more than 50% since January 1999. All aspects of vessel operations are continuously reviewed to ensure that the Company's vessels conform with best industry practices. Third parties provide Technical Management for some of the Company's vessels held in joint ventures, providing OSG the opportunity for continuous comparison of its operations with those of other parties. The Company's cost reduction initiatives have generated annualized savings of $60 million, including $20 million in annual cost savings that are expected to be realized in 2002 as a result of initiatives implemented in 2001.

      The Company is nearing completion of an $800 million, 21-vessel fleet renewal and expansion program. The program enables OSG to offer one of the industry's most modern fleets, at the same time as major customers are demonstrating a preference for modern tonnage based on concerns about the environmental risks associated with older vessels. Upon completion of the program, more than 93% of OSG's Foreign Flag tanker fleet will be double-hulled or double-sided. The program consists of 16 newbuildings, of which nine have been delivered as of the end of 2001 (two in 2000 and seven in 2001), and the acquisition of five modern second-hand vessels (two in 2000 and three in 2001). The seven remaining newbuildings on order as of December 31, 2001 consist of four double-hulled VLCCs and three wide-bodied, shallow-draft, double-hulled Aframaxes. One VLCC and one Aframax were delivered in late February 2002 and the remaining newbuildings are scheduled for delivery over the next 24 months. All of these vessels are being built to exacting specifications that are designed to ensure that the vessels operate safely and reliably, consistent with the Company's commitment to the protection of the environment.

      For information about the world tanker fleet in 2001, see "Global Bulk Shipping Markets" on pages 11 and 12.

      The Company believes that the strength of its balance sheet, and the financial flexibility that it affords, distinguishes it from most of its competitors. At December 31, 2001, the Company's liquidity adjusted debt to capital ratio stood at 42.6% compared with 48.4% at December 31, 1999. For this purpose, the Company's liquidity adjusted debt is defined as the Company's debt reduced by the Company's cash, marketable securities and the tax adjusted balance in its capital construction fund. The Company's liquidity adjusted debt to capital ratio has declined even as OSG has made investments in newbuildings and joint ventures of more than $292 million in the last two years. Completion of the Company's fleet expansion will require capital expenditures of $80 million in 2002 and $69 million in 2003.

      As of December 31, 2001, the Company had approximately 1,510 employees:
1,380 seagoing personnel and 130 shore staff. The Company has collective bargaining agreements with three different maritime unions, covering seagoing personnel employed on the Company's U.S. Flag Vessels. These agreements are in effect through June 15, 2002 with one of the unions, June 15, 2005 with another union, and June 15, 2006 with a third union. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. OSG believes that it has a satisfactory relationship with its employees.

      Forward-Looking Statements

      This Form 10-K, including portions of the Company's Annual Report to Shareholders for 2001, incorporated herein by reference, contains forward-looking statements regarding the outlook for tanker and dry cargo markets, and the Company's prospects, including its anticipated acquisition of newbuildings, its planned vessel dispositions, prospects for certain strategic alliances and the implementation of certain overhead and operating cost reductions. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for oil and petroleum products, either generally or in particular regions; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; the availability to the Company of suitable vessels for acquisition or chartering in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; changes affecting the vessel owning joint ventures in which the Company is a party; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including pollution; increases in costs of operation and unanticipated delays in implementing various cost reduction measures; and unanticipated changes in laws and regulations. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

Operations

      The bulk shipping industry has many distinct market segments based, in large part, on the type and size of vessels required and, in some cases, on the flag of registration. Rates in each market segment are determined by a variety of factors affecting the supply and demand for vessels to move cargoes in trades for which they are suited. Bulk vessels, unlike container and liner vessels, which the Company does not own, are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas.

      The following chart reflects the percentage of TCE revenues generated by the Company's five reportable segments for each year in the three-year period ended December 31, 2001:

                                                    Percentage of TCE Revenues
                                                ----------------------------------
                                                    2001         2000         1999
                                                ----------------------------------
Foreign Flag
           VLCCs                                    29.6%        31.9%        21.3%
           Aframaxes                                29.2%        23.3%        16.4%
           Product Carriers                         15.2%        14.7%        13.6%
                                                ----------------------------------
Total Foreign Flag Segments                         74.0%        69.9%        51.3%
                                                ----------------------------------
U.S. Flag
           Crude Tankers                             7.4%        10.0%        20.0%
           Dry Bulk Carriers                         3.9%         6.7%         8.8%
                                                ----------------------------------
Total U.S. Flag Segments                            11.3%        16.7%        28.8%
Other                                               14.7%        13.4%        19.9%
                                                ----------------------------------
Total                                              100.0%       100.0%       100.0%
                                                ==================================

      The following chart reflects the percentage of income from vessel operations accounted for by each reportable segment for each year in the three-year period ended December 31, 2001. Income from vessel operations is before general and administrative expenses, the 2001 restructuring charge, and the Company's share of income from joint ventures.

                                                 Percentage of Income/(Loss) from
                                                        Vessel Operations
                                                ----------------------------------
                                                    2001         2000         1999
                                                ----------------------------------
Foreign Flag
           VLCCs                                    35.1%        42.0%        24.4%
           Aframaxes                                36.4%        27.9%         4.8%
           Product Carriers                         16.5%        14.1%         8.0%
                                                ----------------------------------
Total Foreign Flag Segments                         88.0%        84.0%        37.2%
                                                ----------------------------------
U.S. Flag
           Crude Tankers                             7.8%         7.3%        35.2%
           Dry Bulk Carriers                        (2.9)%        1.7%         9.6%
                                                ----------------------------------
Total U.S. Flag Segments                             4.9%         9.0%        44.8%
Other                                                7.1%         7.0%        18.0%
                                                ----------------------------------
Total                                              100.0%       100.0%       100.0%
                                                ==================================

      The Foreign Flag segments provide an increasing share of the Company's consolidated TCE revenues and income from vessel operations. This increase reflects a decrease in the relative size of the U.S. Flag fleet as well as higher rates in the international market. In 2000, the Company added two VLCCs while disposing of one U.S. Flag Vessel. In 2001, it added two VLCCs and three Aframaxes while disposing of one U.S. Flag Vessel. In addition, during 2000 and 2001, average freight rates were substantially higher than in 1999.

      Revenues from U.S. Flag Crude Tankers are derived from long-term fixed rate charters and therefore generate a fixed level of earnings. Accordingly, the relative contribution of the U.S. Flag Crude Tankers to consolidated TCE revenues and to consolidated income from vessel operations is dependent on the level of rates then existing in the international market, increasing when market rates in the international market decrease and decreasing when such market rates increase. The decrease in the relative contribution of the U.S. Flag Crude Tankers to consolidated TCE revenues and to consolidated income from vessel operations reflects the 1999 conversion of time charters on such vessels to bareboat charters (under a bareboat charter, revenues are reduced, as are vessel expenses because vessel expenses become the responsibility of the charterer). The August 1999 off-balance sheet financing also reduced the relative contribution of the U.S. Flag Crude Tankers to consolidated income from vessel operations since the cost of leasing back these vessels is included in time and bareboat charter hire expense.

      For additional information regarding the Company's five reportable segments for the three years ended December 31, 2001, please see Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in item 7, and Note C to the Company's consolidated financial statements for 2001 set forth in Item 8.

Fleet

      As of December 31, 2001, OSG's international and U.S. Flag fleets consisted of 50 vessels, including nine vessels owned by joint ventures (eight VLCCs and one Aframax) in which the Company has an average interest of 42%. In addition, at December 31, 2001, the Company had seven newbuildings on order, of which four were VLCCs, including two in which the Company has a 33.3% interest, and three were Aframax tankers.

                                             December 31, 2001        December 31, 2000      December 31, 1999
                                           ----------------------    -------------------    --------------------
  Vessel Type                              Vessels         Dwt       Vessels      Dwt       Vessels       Dwt
                                           -------      ---------    -------   ---------    -------     --------
  Foreign Flag
     VLCC                                    17         4,999,950       10     2,933,300        7      2,047,050
     Suezmax                                  1           145,150        1       145,150        1        145,150
     Aframax                                 12         1,181,400        9       850,450        9        850,450
     Panamax Product Carrier                  4           256,650        4       256,650        4        256,650
     Bostonmax Product Carrier                4           157,050        4       157,050        4        157,050
     Capesize Bulk Carrier                    2           314,800        2       314,800        2        314,800
                                           ---------------------------------------------------------------------
  Foreign Flag Vessels                       40         7,055,000       30     4,657,400       27      3,771,150
  U.S. Flag

     Crude Tanker                             4           392,350        4       392,350        5        482,950
     Handysize Product Carrier                2            85,650        2        85,650        2         85,650
     Bulk Carrier                             3           171,550        4       209,350        4        209,350
     Pure Car Carrier                         1            15,900        1        15,900        1         15,900
                                           ---------------------------------------------------------------------
  U.S. Flag Vessels                          10           665,450       11       703,250       12        793,850
                                           ---------------------------------------------------------------------
  Foreign and U.S. Flag Vessels              50         7,720,450       41     5,360,650       39      4,565,000
  Foreign Flag Newbuildings on Order

     VLCC                                     4         1,213,100        4     1,235,550        4      1,234,800
     Aframax                                  3           332,200        6       554,600        4        452,000
                                            --------------------------------------------------------------------
  Total Vessels, including Newbuildings      57         9,265,750       51     7,150,800       47      6,251,800
                                           =====================================================================

      The following chart summarizes the fleet and its carrying capacity, weighted to reflect the Company's interest in vessels owned jointly with others.

                                             December 31, 2001        December 31, 2000      December 31, 1999
                                           ----------------------    -------------------    --------------------
                                           Vessels         Dwt       Vessels      Dwt       Vessels       Dwt
                                           -------      ---------    -------   ---------    -------     --------
  Foreign and U.S. Flag Vessels            44.8         6,311,850     38.8     4,835,200       38      4,269,300

  Total Vessels, Including Newbuildings    50.5         7,467,050     46.8     6,625,350       52      5,956,100

      In accordance with the Company's fleet renewal program, six Dry Bulk Carriers and nine older and less efficient tankers were disposed of during 1999 and 2000. The reduction was more than offset by the delivery of VLCC and Aframax newbuildings and the acquisition of modern, second-hand VLCC and Aframax vessels. Of seven newbuildings to be delivered in the next 24 months, two, a jointly owned VLCC and an Aframax, were delivered at the end of February 2002. The fleet renewal program will ensure that the Company continues to have one of the most modern VLCC and Aframax fleets in the world.

      For additional information regarding the Company's fleet, see the tables on page 5 of the Company's Annual Report to Shareholders for 2001, which tables are incorporated herein by reference.

International Fleet Operations

      During the past several years, the Company has increased its focus on VLCCs and Aframaxes through expansion of its fleet of such vessels. The Company's VLCC and Aframax fleets constitute two of its reportable business segments. The Company participates in pools for the Commercial Management of its VLCCs and Aframaxes in order to enhance vessel utilization and TCE revenues.

Tankers International LLC ("Tankers")

      In December 1999, the Company and five other leading tanker companies formed Tankers to pool the commercial operation of their modern VLCC fleets. As of December 31, 2001, Tankers managed a fleet of approximately 55 modern VLCCs (of which the Company has contributed 14 vessels, including six ships owned by joint ventures in which the Company has ownership interests ranging from 30% to 49.9%). The Company's four VLCC newbuildings, including two vessels in which the Company has a 33.3% interest, are scheduled to enter the pool upon their delivery from the shipyard.

      Tankers Commercially Manages its participants' vessels. It collects the revenues from customers and distributes TCE revenues to the participants, after deducting administrative fees, according to a formula based upon the relative carrying capacity, speed, and fuel consumption of each of the vessels.

      The large number of vessels managed by Tankers and the COAs into which it has entered give it the opportunity to enhance vessel utilization. With higher requirements for imported crude oil by China, India and other Asian countries, the crude oil shipments from West Africa to the Far East expanded in 2000, increasing triangulation opportunities for vessels returning in ballast (moving without cargo to the next load port) from Europe and North America. Triangulation is a strategy to maximize vessel utilization by minimizing the distance vessels travel in ballast.

      By consolidating the Commercial Management of this substantial VLCC fleet, Tankers is able to offer its customers "one-stop shopping" for high quality modern VLCC tonnage. The size of the fleet enables Tankers to become the logistics partner of major customers, providing new and improved tools to help them better manage their shipping programs, inventories and risk. Tankers also seeks to reduce vessel operating costs by facilitating the joint purchasing of goods and services by pool participants.

Aframax Pool (the "PDVM/OSG pool")

      Since 1996, the Company and PDV Marina, the marine transportation subsidiary of the Venezuelan state oil company, have pooled the Commercial Management of their Aframax fleets. With 20 vessels in the Atlantic Basin, the PDVM/OSG pool has been able to supplement baseload cargoes with backhauls and COAs. As a result, the pool has enhanced vessel utilization, thereby generating higher TCE revenues than would otherwise be attainable in the spot market. The Company's three Aframax newbuildings are scheduled to enter the pool upon delivery, further increasing the pool's size and presence in the Atlantic Basin.

Commercially Flexible Fleet of Product Carriers

      OSG's fleet of eight Foreign Flag Product Carriers constitutes one of the Company's reportable business segments. The Company believes that the diversity in the size of its Foreign Flag Product Carriers enables it to respond to the frequently changing patterns of the petroleum products trade. OSG's four Bostonmax Product Carriers operate in the Atlantic Basin and provide the Company's customers full access to all Boston-area terminals, allowing maximum discharge flexibility. The Company's four Panamax Product Carriers, which for many years operated in the trade from the Arabian Gulf to the Far East, have adapted to changing trade patterns and are now carrying product from Korea to the U.S. West Coast as well as in the intra-Asian trades.

U.S. Flag Fleet Operations

      The Company's four U. S. Flag Crude Tankers and three U.S. Flag Dry Bulk Carriers constitute two of the Company's reportable business segments.

      Under the Jones Act, shipping between United States ports, including the movement of Alaskan oil, is reserved for U.S. Flag Vessels that are built in the U.S. and owned by a U.S. company, more than 75% owned and controlled by U.S. citizens. In addition, the Merchant Marine Act, 1936, as amended, requires that preference be given to U.S. Flag Vessels, if available at reasonable rates, in the shipment of at least half of all U.S. government-generated cargoes and 75% all of food-aid cargoes.

      Vessels in the Company's U.S. Flag fleet have been chartered from time to time to the Military Sealift Command of the United States Navy ("MSC"). Charters to MSC reflect, in large part, the requirements of the United States military for waterborne transportation of cargoes and, accordingly, depend, in part, on world conditions and United States foreign policy. Revenues from charters to MSC were not significant during the three years ended December 31, 2001.

      Since late 1996, the Company's U.S. Flag Pure Car Carrier, which is under long-term charter, has participated in the U.S. Maritime Security Program, which ensures that militarily-useful U.S. Flag Vessels are available to the Department of Defense in the event of war or national emergency. Under the program, the Company receives approximately $2.1 million per year through 2005, subject to annual Congressional appropriations.

      To encourage private investment in U.S. Flag Vessels, the Merchant Marine Act of 1970 permits deferral of taxes on earnings deposited into a capital construction fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag Vessels (primarily those limited to United States foreign, Great Lakes and noncontiguous domestic trades). The Company is a party to an agreement under the act. Under the agreement, the general objective is (by use of assets accumulated in the fund) for three U.S. Flag Vessels to be constructed or acquired by the end of 2004. If the agreement is terminated or amounts are withdrawn from the capital construction fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had approximately $233 million in its capital construction fund as of December 31, 2001. The Company has provided deferred taxes on the fund deposits and earnings thereon.

Alaska Tanker Company, LLC ("ATC")

      Building on a 30-year relationship between the Company and BP p.l.c. ("BP"), ATC was formed in early 1999 by the Company, BP, and Keystone Shipping Company ("Keystone"), to create the leading provider of marine transportation services in the environmentally sensitive Alaskan crude oil trade. ATC, which is owned 37.5% by the Company, 37.5% by Keystone and 25% by BP, manages the vessels carrying BP's Alaskan crude oil, including four of the Company's vessels. At the time ATC was established, charters for five of the Company's U.S. Flag Crude Tankers that had been on long-term time charter to BP were converted into bareboat charters of such vessels to ATC, with BP guarantees. Each bareboat charter expires shortly before the date that OPA 90 precludes such single-hulled tanker from calling on U.S. ports; the last charter expires in 2006. The four bareboat charters (the fifth vessel having been disposed of) will generate U.S. Flag operating earnings averaging approximately $12 million per year for the Company through 2005. In addition, the Company's participation in ATC provides the Company with the ability to earn additional incentive hire income based upon ATC's meeting certain predetermined performance standards.

      In August 1999, the Company sold the foregoing four vessels (and a fifth that was subsequently disposed of by the owner in 2000) and leased them back as part of an off-balance sheet financing that generated approximately $170 million, which was used to reduce long-term debt. As of December 31, 2001, the balance of debt on the books of the entity to which such vessels were sold aggregated $75.1 million. Such debt, which is due in monthly installments through August 2005, is repayable in full from bareboat charter revenues from ATC, which are guaranteed by BP.

Competition

      The bulk shipping industry is highly competitive and fragmented, with no one shipping group owning or controlling as much as 6% of the world tanker fleet. OSG competes with other owners of U.S. and Foreign Flag tankers and dry cargo ships operating on an unscheduled basis similar to the Company.

      OSG's vessels compete with all other vessels of a size and type required by a customer that can be available at the date specified. In the spot market, competition is based primarily on price, although certain charterers have become more selective with respect to the quality of vessels they hire, with particular emphasis on such factors as age, double hulls, and the reliability and quality of operations. Increasingly, major customers are demonstrating a preference for modern vessels based on concerns about the environmental risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets. In the time charter market, factors such as the age and quality of a vessel and the reputation of the owner and operator tend to be more significant in competing for business.

      In both the VLCC and Aframax market segments, the Company competes against a large number of companies that own or operate vessels in these segments. Competitors include other independent shipowners, oil companies and state owned entities with fleets ranging from one to as many as 60 vessels in a particular segment. While some companies operate worldwide, others focus on one or more geographical areas such as the Pacific, the Mediterranean or the Caribbean.

      OSG owns 17 VLCCs (5.0 million dwt) of which 14 (4.2 million dwt) are Commercially Managed through Tankers. The Company's three remaining VLCCs are operating on long-term charters. The Company's four newbuildings (1.2 million dwt) are scheduled for delivery in 2002 and 2003 and, upon their delivery, will be entered in the Tankers pool. Six of the foregoing VLCCs entered in Tankers and two of the newbuildings on order are owned jointly with others. As of January 1, 2002, Tankers had a fleet of approximately 55 VLCCs (16.3 million dwt) with 14 newbuildings (4.3 million dwt) scheduled to join Tankers upon delivery. Tankers' existing fleet represents 13.0% of the total world VLCC fleet. By the end of 2003, as participants take delivery of newbuildings and vessels are redelivered from time charters, Tankers' fleet is expected to exceed 70 VLCCs.

      In the VLCC market segment, Tankers competes with more than 100 owners, the largest being Mitsui OSK Lines Ltd. (28 vessels, 7.6 million dwt), Nippon Yusen Kabushiki Kaisha (24 vessels, 6.4 million dwt), World-Wide Shipping Agency
(S) Pte. Ltd. (22 vessels, 6.3 million dwt), VELA International Marine Ltd., the shipping arm of the Saudi Arabian oil company (18 vessels, 5.5 million dwt) and Bergesen d.y. AS (15 vessels, 4.8 million dwt).

      As of December 31, 2001, the PDVM/OSG pool operated 20 Aframaxes (2.0 million dwt), including one 50% owned vessel, in the Atlantic Basin. OSG's three Aframax newbuildings are scheduled to enter this pool upon delivery, further increasing the pool's size and presence in the Atlantic Basin. More than 160 owners operate in the Aframax market segment. The Company's main competitors include Teekay Shipping Corporation (60 vessels, 6.0 million dwt), Neptune Orient Lines and its subsidiaries (21 vessels, 2.1 million dwt), General Maritime Corp. (15 vessels, 1.4 million dwt) and Tsakos Energy Navigation Limited (14 vessels, 1.3 million dwt).

      In the U.S. Flag trades, the Company competes with other owners of U.S. Flag Vessels. Demand for U.S. Flag Product Carriers is closely linked to changes in regional energy demands and in refinery activity. These vessels also compete with pipelines and oceangoing barges, and are affected by the level of imports on Foreign Flag Product Carriers.

Environmental Matters Relating to Bulk Shipping

Domestic Requirements. Since 1990, the tanker industry has experienced a more rigorous regulatory environment. Safety and pollution concerns have led to a greater emphasis on quality and to the strengthening of the inspection programs of Classification Societies, governmental authorities and charterers.

      OPA 90 affects all vessel owners shipping oil or hazardous material to, from, or within the United States. Under OPA 90, a vessel owner or operator is liable without fault for removal costs and damages, including economic loss without physical damage to property, of up to $1,200 per gross ton of the vessel. When a spill is proximately caused by gross negligence, willful misconduct or a violation of a federal safety, construction or operating regulation, liability is unlimited. OPA 90 did not preempt state law and, therefore, states remain free to enact legislation imposing additional liability. Virtually all coastal states have enacted pollution prevention, liability and response laws, many with some form of unlimited liability.

      OPA 90 phases out the use of tankers having single hulls. OPA 90 requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994. Furthermore, OPA 90 calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits then existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, or lighter (offload cargo) more than 60 miles offshore.

      OSG's two single-hulled VLCCs (including one in which OSG has a 30% interest) and its Suezmax are not permitted to trade to U.S. ports after 2009. Two 49.9% owned double-sided VLCCs are not permitted to trade to U.S. ports after 2014. The two single-hulled Aframaxes are required to stop trading to the U.S. after 2003 and the Company's 50% owned double-sided Aframax is required to stop trading to the U.S. in 2015. The two U.S. Flag Jones Act Product Carriers, which are operated under capital leases expiring in 2011, are not affected by the OPA 90 phase-out schedule. The OPA 90 phase-out dates for the Company's eight Foreign Flag Product Carriers are subsequent to their respective IMO phase-out dates (see the discussion of International Requirements below). One of OSG's four U.S. Flag Crude Tankers is required to be phased out in 2004, two in 2005 and one in 2006, at which time each of these tankers will be at the end of their commercial lives.

      OPA 90 also requires owners and operators of vessels calling at U.S. ports to adopt contingency plans for reporting and responding to various oil spill scenarios up to a worst case oil spill under adverse weather conditions. The plans must include contractual commitments with clean-up response contractors in order to ensure an immediate response to an oil spill. Furthermore, training programs and drills for vessel, shore and response personnel are required. The Company has developed and filed its vessel response plans with the U.S. Coast Guard, and has received approval of such plans.

      Under U.S. Coast Guard financial responsibility regulations issued pursuant to OPA 90, all vessels entering U.S. waters are required to obtain Certificates of Financial Responsibility ("COFRs") from the U.S. Coast Guard demonstrating financial capability to meet potential oil spill liabilities. All the vessels in the Company's U.S. and Foreign Flag fleets have requisite COFRs.

International Requirements. The Company's vessels undergo regular and rigorous in-house safety reviews. They are also routinely inspected by port authorities, Classification Societies and major oil companies. All of the Company's vessels are now certified under the standards reflected in International Standards Organization's 9002 quality assurance program, and IMO's International Safety Management's safety and pollution prevention protocols.

      MARPOL 73/78 regulations of the IMO require double hulls or equivalent tanker designs for newbuildings ordered after 1993 and mandate the scrapping of single hull tankers at 30 years of age. Under Regulation 13G of Annex 1 to MARPOL 73/78, single hull tankers, upon reaching 25 years of age, are required to either have protectively located segregated ballast tanks or double bottom spaces not used for cargo covering at least 30% of the cargo tank area, or they must utilize hydrostatically balanced loading. These modifications reduce the carrying capacity of the affected vessel.

      In April 2001, the IMO, in collaboration with the European Commission, approved an amendment to the regulations, accelerating the mandatory retirement of older, single hull tankers. The main impetus behind this amendment was the breakup and sinking of the 1975-built, 37,000 dwt single hull oil tanker Erika off the coast of France in late 1999, which caused a significant amount of environmental and commercial damage. These new regulations, which supersede the prior MARPOL Regulation 13G, become effective in 2003. Under the new regulations, the maximum age for continued trading begins at 30 (vessels delivered in 1973 and earlier) and declines to 26 (vessels delivered in 1981 and later) by the end of 2007. For owners of older, single hull tankers, scrapping decisions will be increasingly influenced by the need to comply with these new regulations. In view of the age profile of the world VLCC fleet and the IMO timetable, the new regulations will likely concentrate scrapping of older VLCCs in 2004 and 2005; however, commercial considerations may cause the scrapping schedule to advance. Since the percentage of the world Aframax fleet that was built in the 1970s is smaller than for the world VLCC fleet, scrapping of older, single hull Aframaxes will be less pronounced in the short term.

      The MARPOL regulations have been adopted by over 100 nations covering more than 90% of the world's tanker fleet. The U.S. has not adopted the 2001 amendments; therefore, U.S. Flag Vessels operating exclusively in Jones Act shipping are only subject to OPA 90 regulations.

      Since OSG's Foreign Flag tanker fleet is mostly modern and double hulled, the impact of the IMO phase-out schedule will be limited. Out of the 17 VLCCs in the Company's operating fleet, one of the two single-hulled VLCCs is required to be phased out in 2015 and the other single-hulled VLCC (in which OSG has a 30% interest) has to be phased out in 2017, contingent upon receiving flag state approval to operate beyond 2015, and the two 49.9% owned double-sided VLCCs are required to be phased out in 2018. The Company's Suezmax is required to be phased out in 2015. Of the Company's 12 existing Foreign Flag Aframaxes, two are required to be phased out in 2007 and a 50% owned double-sided vessel in 2017. Of the Company's eight Foreign Flag Product Carriers, three are to be phased out in 2012, one in 2013, one in 2014 and three in 2015. None of the vessels in OSG's international fleet are affected by the accelerated IMO timetable prior to reaching 25 years of age. Further, the Company's U.S. Flag Crude Tankers and Product Carriers participate in the U.S. Jones Act trades and are therefore not affected by the IMO phase-out schedule.

Insurance. Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The 13 P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $4.25 billion. As a member of a P&I Association, which is a member of the International Group, the Company is subject to calls payable to the associations based on its claim records as well as the claim records of all other members of the individual associations, and members of the pool of P&I Associations comprising the International Group. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

Global Bulk Shipping Markets

Economic Slowdown and Falling Oil Production

      World economic growth as measured by real Gross Domestic Product fell sharply during 2001, averaging just 1.4% compared with 3.9% in 2000. World oil demand as estimated by the International Energy Agency increased just fractionally from 75.9 million barrels in 2000 to 76.0 million barrels per day in 2001. During the year, growth in oil production from countries not in the Organization of Petroleum Exporting Countries ("OPEC") of 0.7 million barrels per day, mostly from the former Soviet Union (the "FSU"), coupled with OPEC's decision to cut its own oil production, reduced the share of cargo shipments from the Middle East, a market on which VLCC owners depend heavily. While OPEC cut its oil supply by 2.5% in 2001, production from OPEC Middle East fell 3.4%. The terrorist attacks in the U.S. on September 11 had a further negative impact on economic growth and oil demand, particularly for jet fuel. Although the effect on consumer spending was short-lived, world industrial activity, which had already been dropping quite markedly, fell more steeply. In December, some key economic indicators in the U.S. showed signs of bottoming out. On January 1, 2002, OPEC, with the support of some major non-OPEC producers, Angola, Mexico, Norway, Oman and Russia, implemented a combined cut of almost two million barrels per day of oil production, further reducing tanker demand.

VLCC Scrapping Increases; Fleet Decreases

      As of January 1, 2002, 78 VLCCs were 25 years or older, constituting 14.7% of the world VLCC fleet of 428 vessels. Older, single-hulled VLCCs fared poorly for most of 2001 as lower demand provided charterers with adequate choice among modern vessels. Less fuel efficient, older vessels suffered greater earnings declines because of the high fuel oil prices that prevailed throughout much of the year. As a result, scrap sales of VLCCs rose, especially from May, when freight rates began to fall more sharply. A total of 40 VLCCs (11.4 million dwt) was removed from service in 2001, of which 29 were sold for scrap, ten were sold for conversion to floating production storage and off-loading vessels, and one was lost at sea.

      VLCC newbuilding deliveries amounted to 26 vessels (7.8 million dwt) in 2001. Newbuilding orders totaled 25 vessels, with approximately two-thirds of contracting activity occurring in the first six months of the year. Deletions of vessels exceeded deliveries from the shipyards, which resulted in the VLCC fleet decreasing during 2001 from 128.7 million dwt to 125.5 million dwt. At the beginning of 2002, the VLCC orderbook totaled 87 vessels (26.9 million dwt) compared with 89 vessels (27.2 million dwt) at the start of 2001, and represented 21.4% of the existing VLCC fleet. As of January 1, 2002, the VLCCs on order as a proportion, based on deadweight tons, of those over 20 years of age stood at 87.6%.

Aframax Scrapping Subdued; Orderbook Increases

      As of January 1, 2002, the world Aframax fleet amounted to 546 vessels (52.2 million dwt) and was little changed from the previous year. As of such date, approximately 23.8% of Aframaxes were over 20 years of age. Although freight rates declined during 2001, scrap sales were actually less than in 2000, amounting to 17 vessels (1.5 million dwt) compared with 18 vessels (1.7 million dwt) the year before. The Aframax orderbook represented 24.6% of the existing Aframax fleet as of January 1, 2002, or 103.4% stated as a proportion, based on deadweight tons, of those over 20 years. The relatively high freight rates for Aframaxes during the second half of 2000, which continued into 2001, resulted in 70 orders being placed in 2001. Aframax newbuilding deliveries amounted to 14 vessels (1.4 million dwt) during the year. The orderbook rose from 68 vessels (7.2 million dwt) at the beginning of 2001 to 120 vessels (12.8 million dwt) at January 1, 2002.

Panamax Product Carrier Fleet Little Changed

      The world Panamax Product Carrier fleet at January 1, 2002 comprised 293 vessels of 18.7 million dwt, which was little changed from the 294 vessels (18.7 million dwt) existing one year earlier. During 2001, seven Panamax Product Carriers totaling 0.5 million dwt were sold for scrap compared to seven vessels totaling 0.4 million dwt in 2000. Meanwhile, deliveries amounted to four vessels of 0.3 million dwt. As of January 1, 2002, the orderbook was 39 vessels of 2.8 million dwt, representing 14.8% of the current Panamax fleet compared with 13 vessels of 0.9 million dwt one year earlier. As of January 1, 2002, 39.8% of the existing Panamax fleet was 20 years old or older and 9.2% was 25 or more years old. The Panamax fleet's average age of 16.8 years makes this the oldest overall fleet sector. As of January 1, 2002, the Panamax Product Carriers on order as a proportion, based on deadweight tons, of those over 20 years of age stood at 37.1%.

      The increase in long haul products trade during 2001, particularly from the Middle East, benefited Panamax Product Carriers. U.S. imports of refined products rose by 3.4% to 2.5 million barrels per day during 2001. This increase was in response to severe winter weather at the start of the year, combined with shortages and high natural gas prices, prompting increased use of oil for power generation. Long haul refined products trades into the U.S. increased by 30.1% for the first 11 months of 2001, originating primarily from the FSU, through the Baltic, and also from the Middle East.

Handysize Product Carrier Orderbook Grows

      The world Handysize Product Carrier fleet (which includes Bostonmax Product Carriers) decreased from 20.6 million dwt at the end of 2000 to 20.2 million dwt at the end of 2001, with scrap sales of 16 vessels (0.6 million dwt) exceeding newbuilding deliveries of eight vessels (0.3 million dwt). The orderbook for Handysize Product Carriers was 87 vessels (3.9 million dwt) at January 1, 2002, which equated to 19.6% of the existing fleet compared with 35 vessels (1.5 million dwt) at January 1, 2001. At the end of 2001, 36.8% of the medium range Product Carrier fleet was 20 years old or older. In comparison, the current orderbook represents 53.2%, based on deadweight tons, of this fleet sector that was 20 years old or older.

Glossary

Vessel Types Owned by OSG

VLCC VLCC is the abbreviation for Very Large Crude Carrier, a large crude oil tanker with a carrying capacity of more than 200,000 deadweight tons. Modern VLCCs can generally transport two million barrels or more of crude oil. These vessels are mainly used on the longest (long haul) routes from the Arabian Gulf to North America, Europe, and Asia, and from West Africa to the U.S. and Far Eastern destinations.

Suezmax A large crude oil tanker with a carrying capacity of approximately 120,000 to 200,000 deadweight tons. Modern Suezmaxes can generally transport about one million barrels of crude oil.

Aframax A medium size crude oil tanker with a carrying capacity of approximately 80,000 to 120,000 deadweight tons. Because of their size, Aframaxes are able to operate on many different routes, including from Latin America and the North Sea to the U.S. They are also used in lightering (transferring cargo from larger tankers, typically VLCCs, to smaller tankers for discharge in ports from which the larger tankers are restricted).

Product Carrier                     General term that applies to any
                                    tanker that is used to transport refined oil products, such as gasoline, jet fuel or heating oil.

Panamax Product Carrier             A large size Product Carrier with a carrying
                                    capacity of approximately 50,000 to 80,000 deadweight tons that generally operates on longer routes.

Handysize Product Carrier           A small size Product Carrier with a carrying
                                    capacity of approximately 30,000 to 50,000 deadweight tons. This type of vessel generally operates on shorter routes (short haul).

Bostonmax Product Carrier           A small size Product Carrier with a carrying
                                    capacity of approximately 39,000 deadweight tons and the largest size capable of accessing all Boston-area terminals.

Capesize Bulk Carrier               A large Dry Bulk Carrier (any vessel used to
                                    carry non-liquid bulk commodities) with a carrying capacity of more than 80,000 deadweight tons that mainly transports iron ore and coal.

Pure Car Carrier                    A single-purpose vessel, with many decks,
                                    designed to carry automobiles, which are driven on and off using ramps.

Operations

Worldscale                          Industry name for the Worldwide Tanker
                                    Nominal Freight Scale published annually by the Worldscale Association as a rate reference for shipping companies, brokers, and their customers engaged in the bulk shipping of oil in the international markets. Worldscale is a list of calculated rates for specific voyage itineraries for a standard vessel, as defined, using defined voyage cost assumptions such as vessel speed, fuel consumption, and port costs.
                                    Actual market rates for voyage charters are usually quoted in terms of a percentage of Worldscale.

Charter Contract entered into with a customer for the use of the vessel for a specific voyage at a specific rate per unit of cargo, or for a specific period of time at a specific rate per unit (day or month) of time.

Voyage Charter                      A Charter under which a customer pays a
                                    transportation charge for the movement of a specific cargo between two or more specified ports. The shipowner pays all vessel and voyage expenses. The customer is liable for Demurrage, if incurred.

Demurrage                           Additional revenue paid to the shipowner on
                                    its voyage charters for delays experienced in loading and/or unloading cargo, which are not deemed to be the responsibility of the shipowner, calculated in accordance with specific Charter terms.

Time Charter                        A Charter under which a customer pays a
                                    fixed daily or monthly rate for a fixed
                                    period of time for use of the vessel.
                                    Subject to any restrictions in the Charter, the customer decides the type and quantity of cargo to be carried and the ports of loading and unloading. The customer pays all voyage expenses such as fuel, canal tolls, and port charges. The shipowner pays all vessel expenses such as the Technical
                                    Management expenses.

Bareboat Charter                     A Charter under which a customer pays a
                                     fixed daily or monthly rate for a fixed
                                     period of time for use of the vessel
                                     plus all voyage and vessel expenses.
                                     Bareboat charters are usually long term.

Contract of Affreightment or COA     COA is the abbreviation for Contract of
                                     Affreightment, which is an agreement
                                     providing for the transportation of a
                                     specific quantity of cargo over a
                                     specific time period but without
                                     designating specific vessels or voyage
                                     schedules, thereby allowing flexibility
                                     in scheduling. COAs can either have a
                                     fixed rate or a market-related rate. An
                                     example would be two shipments of 70,000 tons per month for the next two years at the prevailing spot rate at the time of each loading.

Time Charter Equivalent or TCE       TCE is the abbreviation for Time Charter
                                     Equivalent. TCE revenues, which is voyage revenues less voyage expenses, serves as an industry standard for measuring and managing fleet revenue and comparing results between geographical regions and among competitors.

Commercial Management                The management of the employment, or
                                     chartering, of a vessel and associated
                                     functions, including seeking and
                                     negotiating employment for vessels,
                                     billing and collecting revenues, issuing voyage instructions, purchasing fuel, and appointing port agents.

Technical Management                 The management of the operation of a
                                     vessel, including physically maintaining the vessels, maintaining necessary certifications, and supplying necessary stores, spares, and lubricating oils.
                                     Responsibilities also generally include
                                     selecting, engaging and training crew,
                                     and arranging necessary insurance
                                     coverage.

Regulations

Jones Act                            U.S. law that applies to port-to-port
                                     shipments within the continental U.S. and between the continental U.S., Hawaii,
                                     Alaska, Puerto Rico, and Guam, and
                                     restricts such shipments to U.S. Flag
                                     Vessels that are built in the U.S. and
                                     that are owned by a U.S. company that is more than 75% owned and controlled by U.S. citizens.

U.S. Flag Vessel                     A U.S. Flag Vessel must be crewed by U.S.
                                     sailors, and owned and operated by a U.S.
                                     company.

Foreign Flag Vessel                  A vessel that is registered under a flag
                                     other than that of the U.S.

OPA 90                               OPA 90 is the abbreviation for the U.S.
                                     Oil Pollution Act of 1990.

IMO IMO is the abbreviation for International Maritime Organization, an agency of the United Nations, which is the body that is responsible for the maintenance of internationally developed maritime safety and pollution treaties, including MARPOL 73/78.

MARPOL 73/78                         International Convention for the
                                     Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, includes regulations aimed at preventing and minimizing pollution from ships by accident and by routine operations.

Miscellaneous

Deadweight tons or Dwt                 Dwt is the abbreviation for deadweight
                                       tons, representing the cargo carrying
                                       capacity of a vessel.

Classification Societies               Organizations that establish and
                                       administer standards for the design,
                                       construction and operational maintenance of vessels. As a practical matter, vessels cannot trade unless they meet these standards. The Company's vessels, excluding certain of those owned jointly with others, are inspected for compliance by the American Bureau of Shipping and Lloyd's Register of Shipping.

Drydocking                             An out-of-service period during which
                                       planned repairs and maintenance are
                                       carried out, including all underwater
                                       maintenance such as external hull
                                       painting. During the drydocking, certain mandatory Classification Society inspections are carried out and relevant certifications issued. Normally, as the age of a vessel increases, the cost of drydocking increases.

ITEM 2. PROPERTIES

      See Item 1.

ITEM 3. LEGAL PROCEEDINGS

      The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under charter parties. All such personal injury, collision and casualty claims against the Company are fully covered by insurance (subject to deductibles not material in amount). Each of the other claims involves an amount which, in the opinion of management, is not material in relation to the consolidated current assets of the Company as shown in the Company's Consolidated Balance Sheet as at December 31, 2001, set forth in Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Executive Officers of the Registrant


Name                                  Age      Position Held                         Has Served as Such Since
-----                                 ----     ------------------------              ----------------------
Morton P. Hyman                        66      Chairman of the Board,                September 2000
                                               President and                         October 1971
                                               Chief Executive Officer

Robert N. Cowen                        53      Senior Vice President,                February 1993
                                               Chief Operating Officer               June 1999
                                               and Secretary                         June 1982

Myles R. Itkin                         54      Senior Vice President,                June 1995
                                               Chief Financial Officer
                                               and Treasurer

Robert E. Johnston                     54      Senior Vice President                 October 1998
                                               and Chief Commercial                  June 1999
                                               Officer

Ariel Recanati                         38      Senior Vice President                 October 1998
                                               and Chief Strategic and               June 1999
                                               Planning Officer

Peter J. Swift                         58      Senior Vice President                 June 1999
                                               and Head of Shipping
                                               Operations

      The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its shareholders, to be held in June 2002, and until the election and qualification of his successor. There is no family relationship between the executive officers.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is listed for trading on the New York Stock Exchange and the Pacific Exchange, Inc. under the trading symbol OSG. The range of high and low sales prices of the Company's common stock as reported on the New York Stock Exchange for each of the quarters during the last two years are set forth below.

               2001                        High                        Low
               ----                        ----                        ---
             First Quarter                28.00                       21.38
             Second Quarter               37.09                       27.28
             Third Quarter                30.62                       19.90
             Fourth Quarter               24.93                       21.51

               2000                        High                        Low
               ----                        ----                        ---
             First Quarter                24.44                       13.88
             Second Quarter               26.19                       21.50
             Third Quarter                30.25                       22.63
             Fourth Quarter               27.56                       20.25

(b) On March 21, 2002, there were 556 shareholders of record of the Company's common stock.

(c) The Company has paid a dividend of 15 cents per share of common stock for each of the quarters during the last two years. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company's Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following unaudited selected consolidated financial data for the years ended December 31, 2001, 2000 and 1999, and at December 31, 2001 and 2000, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by Ernst & Young LLP, independent auditors. The unaudited selected consolidated financial data for the years ended December 31, 1998 and 1997, and at December 31, 1999, 1998 and 1997, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by Ernst & Young LLP.

In thousands, except per share amounts                  2001             2000           1999            1998              1997
---------------------------------------------------------------------------------------------------------------------------------
Shipping revenues                                 $  469,333       $  467,618     $  350,545     $   412,384        $  477,950

Time charter equivalent revenues (a)                 381,018          370,081        253,217         326,519           380,370

Income from vessel operations                        130,686(b)       134,066         23,366          41,050            62,502

Income/(loss) before federal income taxes,
  extraordinary gain/(loss) and
  cumulative effect of
  change in accounting principle                     154,445          132,186         19,515         (35,222)           31,167

Net income/(loss) (c)(d)                             101,441           90,391         14,764         (37,920)           19,017

Depreciation and amortization (e)                     69,912           70,138         75,860          90,331            99,344

EBITDA (e)(g)                                        269,392          249,794        128,228         160,093           210,612

Net cash provided by operating activities            181,716          100,292         37,033          56,296            59,854

Vessels and capital leases, at net book amount     1,345,719        1,293,958      1,237,513       1,229,110(f)      1,308,125(f)

Total assets                                       1,964,275        1,823,913      1,720,945       1,695,515         2,023,224

Debt - long-term debt and capital
  lease obligations (exclusive of short-term
  debt and current portions)(h)                      854,929          836,497        827,372         833,893         1,056,306

Reserve for deferred federal income taxes -
  noncurrent                                         132,170          117,749         77,877          69,384           108,814

Shareholders' equity                              $  813,426       $  750,167     $  661,058     $   707,622        $  779,797

Debt/total capitalization                               51.2%            52.7%          55.6%           54.1%             57.5%

Per share amounts:

Basic net income/(loss)(c)                        $     2.97       $     2.67     $     0.41     $     (1.03)       $     0.52

Diluted net income/(loss)(c)                      $     2.92       $     2.63     $     0.41     $     (1.03)       $     0.52

Shareholders' equity                              $    23.73       $    22.07     $    19.63     $     19.24        $    21.19

Cash dividends paid                               $     0.60       $     0.60     $     0.60     $      0.60        $     0.60

Average shares outstanding for basic
  earnings per share                                  34,169           33,870         35,712          36,794            36,468

Average shares outstanding for diluted
  earnings per share                                  34,697           34,315         35,725          36,794            36,569

(a)   Represents shipping revenues less voyage expenses.
(b) Reflects restructuring charge of $10,439 to cover costs associated with the reduction of staff at the New York headquarters and the transfer of ship management and administrative functions to the Company's subsidiary in Newcastle, U.K.
(c) Results for 2000, 1999 and 1998 reflect extraordinary income/(loss) on early extinguishment of debt of $573 ($.02 per share), $1,462 ($.04 per share) and ($13,648) ($.37 per share), respectively.
(d) Results for 2000 also include income of $4,152 ($.12 per share) from the cumulative effect of a change in accounting principle from the completed voyage method to the percentage of completion method of recognizing net voyage revenues of vessels operating on voyage charters. Income before cumulative effect of change in accounting principle in 2000 was $86,239, or $2.55 per basic share ($2.51 per diluted share). Assuming the percentage of completion method had been applied retroactively, the pro forma income/(loss) before cumulative effect of change in accounting principle would have been income of $13,450, or $0.37 per share in 1999; a loss of $40,780, or $1.11 per share in 1998; and income of $21,655, or $0.59 per share in 1997.
(e) Amounts for years prior to 2001 have been restated to conform with the 2001 presentation.
(f)   Includes vessels held for disposal, at estimated fair value.
(g) EBITDA represents operating earnings, which is before net interest expense, income taxes and extraordinary items and cumulative effect of change in accounting principle, plus equity in results of cruise business, other income and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flows from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.
(h) Amounts do not include debt of joint ventures in which the Company participates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet consists of 50 vessels aggregating 7.7 million deadweight tons, including nine vessels that are owned by joint ventures in which the Company has an average interest of 42%. An additional seven newbuildings are scheduled to be delivered in the next 24 months, including two VLCCs which will be owned by joint ventures in which the Company has a 33.3% interest.

Operations

      The Company's revenues are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenue are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy and level of OPEC's exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapping. The Company's revenues are also affected by the mix of charters between spot and long-term.

      Shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters. Therefore, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

      Set forth in the tables below are daily TCE rates that prevailed in various markets in which the Company's vessels operated for the periods indicated. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages and the portion of revenue generated from long-term charters. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates necessarily required the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage.

Foreign Flag VLCC Segment

--------------------------------------------------------------------------------------------------------
                                                         Spot Market TCE Rates
                                                       VLCCs in the Arabian Gulf

                               Q1-2001    Q2-2001    Q3-2001    Q4-2001     2001       2000       1999
                               -------------------------------------------------------------------------
  Average                      $53,000    $31,000    $26,400    $20,300    $32,700    $46,100    $17,500
  High                         $69,800    $53,400    $42,100    $43,000    $69,800    $79,700    $35,000
  Low                          $43,700    $15,200    $14,800    $11,700    $11,700    $11,000    $ 9,000
--------------------------------------------------------------------------------------------------------

      For 2001, freight rates for modern VLCCs trading East and West out of the Arabian Gulf averaged $32,700 per day, which is significantly less than the average for 2000, but significantly higher than the average for 1999.

      Freight rates which peaked in the fourth quarter of 2000, continued to show strength during the first quarter of 2001 as OPEC cut oil exports but trended downward throughout the rest of the year, with only a few brief periods of recovery. From a high of $69,800 per day in the first quarter of 2001, rates fell steadily to a second quarter low of $15,200 per day in response to OPEC's cut in oil exports that started in April. Iraq's return to the export market in July caused freight rates to recover briefly. In September, VLCC rates rose sharply to a high of $42,100 per day, partly in reaction to uncertainties following the terrorist attacks in the U.S., an excess of early September cargo loadings and a temporary shortage of VLCCs available for loading at Arabian Gulf ports. OPEC's decision to implement a third export cut in September and fears of recession, however, quickly reduced the demand for VLCCs, causing freight rates to fall steeply by late October to an average of $20,300 per day for the fourth quarter.

      The global economic slowdown significantly reduced Asian oil demand in 2001, causing freight rates on the Arabian Gulf-East route to fall steadily from January through June. The amount of oil shipped from West Africa to Far East destinations also fell. In contrast, during 2000, TCE revenues were boosted by the increased triangulation opportunities for vessels returning east from western discharge ports in Europe and North America to transport cargo from West Africa to Asia.

Foreign Flag Aframax Segment

------------------------------------------------------------------------------------------------------------------
                                                         Spot Market TCE Rates
                                                       Aframaxes in the Caribbean

                                        Q1-2001    Q2-2001    Q3-2001    Q4-2001     2001       2000       1999
------------------------------------------------------------------------------------------------------------------
  Average                               $36,300    $25,400    $18,000    $19,200    $24,800    $30,600    $13,300
  High                                  $51,000    $36,000    $26,000    $26,000    $44,000    $56,000    $22,100
  Low                                   $24,700    $16,000    $12,000    $14,500    $12,000    $11,200    $ 8,600
------------------------------------------------------------------------------------------------------------------

      Aframaxes are not as reliant on the Arabian Gulf trades and are, therefore, less affected by cutbacks in OPEC exports. In the Caribbean trade, rates for 2001 averaged $24,800 per day, down 19% from the previous year's average of $30,600 per day. Freight rates for Aframax tankers on the Caribbean-U.S. Gulf route, increased sharply from mid January lows of $24,700 per day to a high of $51,000 per day in mid March. In April, freight rates plunged, reaching a low of $16,000 per day in late June as the U.S. entered a recession. Rates then remained relatively stable, but low, for the remainder of the year.

      During 2001, Aframax-based crude oil imports into the U.S. from the Caribbean (Colombia, Venezuela, Trinidad and Mexico) rose by 3.8% over the average for 2000, offsetting a drop of crude oil imports from the North Sea. Crude oil imports from the North Sea fell by 18%, but imports from the Arabian Gulf on VLCCs increased, providing lightering opportunities for Aframax tankers that typically operate in the U.S. Gulf. Offsetting the reduction in OPEC oil exports, non-OPEC exports increased by 700,000 barrels per day during 2001. Only a small proportion of this incremental crude oil is transported in VLCCs. The largest single increase in exports was recorded by the FSU, exports from which primarily utilize Aframax and Suezmax vessels.

Foreign Flag Product Carriers Segment

----------------------------------------------------------------------------------------------------------
                                                           Spot Market TCE Rates
                                         Panamaxes in the Pacific and Bostonmaxes in the Caribbean

                                 Q1-2001    Q2-2001    Q3-2001    Q4-2001      2001       2000       1999
----------------------------------------------------------------------------------------------------------
  Panamax Average                $45,600    $26,200    $20,200    $16,300    $27,100    $22,100    $11,100
  Panamax High                   $58,000    $29,000    $24,000    $23,500    $58,000    $50,000    $15,300
  Panamax Low                    $26,000    $23,000    $16,000    $10,500    $10,500    $11,500    $ 7,400

  Bostonmax Average              $24,000    $20,400    $16,200    $11,800    $18,200    $15,900    $10,300
  Bostonmax High                 $32,000    $23,000    $19,000    $16,300    $32,000    $28,700    $14,000
  Bostonmax Low                  $16,000    $15,300    $13,000    $ 7,300    $ 7,300    $ 7,000    $ 6,000
----------------------------------------------------------------------------------------------------------

      Panamax Product Carriers began 2001 on a strong note with freight rates in the Pacific averaging $45,600 per day in the first quarter. Although refineries in China operated at close to their capacity during the earlier part of 2001, they were unable to satisfy domestic demand. As a result, imports rose during the first six months of 2001. While this trade activity provided some support for Panamax Product Carriers, freight rates eventually succumbed to downward pressure as a result of worsening economic conditions in other parts of Asia and on the U.S. West Coast. In addition, Asian petrochemical manufacturers cut back on ethylene production, reducing the need for naphtha imports. Beginning in the second quarter and continuing through the end of 2001, freight rates in the Pacific fell in every month except October, when concerns about the security of supply in the aftermath of the terrorist events of September 11 provided a short market boost.

      Bostonmax Product Carriers also began 2001 in a strong position because colder than normal temperatures in North America in January and February resulted in increased demand for fuel oil. Imports of fuel oil and middle distillates rose strongly due to tightness in local supply caused by low inventories, high refinery utilization, and implementation of stricter fuel standards. In the meantime, the supply of Product Carriers was constrained by strong demand in the Far East. Towards the end of the first quarter of 2001, demand for middle distillates and fuel oil in the U.S. diminished, due to seasonality and the effects of a slowing economy. From a 2001 high reached in early January of $32,000 per day, freight rates in the Caribbean fell steadily to $16,000 per day by mid March. Nonetheless, the average rate of $24,000 per day in the first quarter of 2001 was still comparatively strong compared with the first quarter of 2000 when rates averaged $9,200 per day. Freight rates for the Caribbean trade averaged $20,400 per day during the second quarter of 2001, as deteriorating economic conditions were already beginning to have an effect. Average rates fell further in the third quarter to $16,200 per day, as jet fuel demand dropped along with gasoline prices in response to the sharp slowdown in the U.S. economy. Freight rates for the Caribbean trade in September 2001 averaged less than half the level achieved nine months earlier, and became successively weaker in the final three months of 2001.

  Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of the Company's material accounting policies, see Note A to the Company's consolidated financial statements set forth in Item 8.

Revenue Recognition

      The Company generates a majority of its revenue from voyage charters. Within the shipping industry, there are two methods used to account for voyage revenue and expenses: percentage of completion and completed voyage. The percentage of completion method is the most prevalent method of accounting for voyage revenues and expenses, and the method currently being used by OSG. For each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis.

      Prior to 2000, OSG accounted for voyage revenues and expenses using the completed voyage method, with voyages calculated on a load-to-load basis. Accordingly, OSG did not recognize the revenues and expenses of voyages until vessels had completed their trips to the next load ports. Under this method, the Company's revenues fluctuated from period to period because of the timing of voyage completions. The change to the percentage of completion method, with voyages calculated on a discharge-to-discharge basis, eliminates these fluctuations since specific voyage results are allocated on a pro rata basis to the periods over which they are performed.

      In applying the percentage completion method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues and expenses can be estimated with a greater degree of accuracy.

      In accordance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," OSG does not begin recognizing voyage revenue until a Charter has been approved by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Vessel Lives and Impairment

      The carrying value of each of the Company's vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years from the date such vessel was originally delivered from the shipyard. In the shipping industry, use of a 25-year life has become the standard. The actual life of a vessel may be different. The Company has evaluated the impact of the revisions to MARPOL Regulation 13G on the economic lives assigned to the tankers in the Company's Foreign Flag fleet. Such regulations will not require that any of the single-hulled or double-sided Foreign Flag tankers be removed from service prior to attaining 25 years of age.

      The carrying values of the Company's vessels may not represent their fair market value at any point in time since the market prices of secondhand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Both charter rates and newbuilding costs tend to be cyclical. The Company only records impairment losses when events occur that cause the Company to believe that future cash flows for any individual vessel will be less than its carrying value.

Market Value of Marketable Securities

      The Company's investments in marketable securities are classified as available for sale and, therefore, are carried on the balance sheet at fair market value with changes in carrying value being recorded in Accumulated Other Comprehensive Income/(Loss) until the investments are sold. Fair market value is determined using period-end sales prices on U.S. or foreign stock exchanges. The Company believes that the decline in the market value of these securities reflects the general decline in the U.S. equity markets that occurred in the second half of 2001 and is not necessarily indicative of any developments in the business of these companies that would constitute a permanent impairment. The

Company anticipates that the market values of these securities will increase with an improvement in the global economy. Therefore, the Company views the value at December 31, 2001 to be the result of a temporary decline and, accordingly, continues to record the unrealized loss in Accumulated Other Comprehensive Income/(Loss).

Drydocking

      Within the shipping industry, there are three methods that are used to account for drydockings: (1) capitalize drydocking costs as incurred (deferral method) and amortize such costs over the period to the next scheduled drydocking, (2) accrue the estimated cost of the next scheduled drydocking over the period preceding such drydocking, and (3) expense drydocking costs as incurred. Since drydocking cycles typically extend over two and a half years or longer, management believes that the deferral method provides a better matching of revenues and expenses than the expense-as-incurred method. The Company further believes that the deferral method is preferable to the accrual method because, under the accrual method estimates of drydocking costs can differ greatly from actual costs and, in fact, anticipated drydockings may not be performed if management decides to dispose of the vessels before their scheduled drydock dates.

Special Purpose Entity ("SPE")

      In 1999, the Company facilitated the creation of a special purpose entity that purchased from and leased back to the Company five U.S. Flag Crude Tankers that were being time chartered to BP for the transportation of Alaskan crude oil. The purchase price of $170 million was financed by a term loan from a commercial lender and a substantive equity capital investment by the SPE's owner. The Company did not make any guarantee of the vessels' residual values or guarantee the SPE's debt. The Company has bareboat chartered the vessels to a joint venture in which it has a 37.5% interest. The joint venture has time chartered the vessels to BP under a "hell or highwater" lease through the date on which they must be removed from service in accordance with OPA 90. The portion of the lease payments from BP to the joint venture representing bareboat charter hire to the Company, which is sufficient to fully amortize the debt of the SPE, has been assigned to the SPE. The Company has not consolidated the SPE. As of December 31, 2001, total assets and total liabilities on the books of the SPE were $81.4 million and $75.7 million, respectively.

Income from Vessel Operations

      During 2001, TCE revenues increased by $10,937,000 to $381,018,000 from $370,081,000 in 2000 because of an increase in average daily TCE rates and revenue days. Approximately 73% of the Company's TCE revenues were derived in the spot market, including vessels in pools, which predominantly operate on voyage charters, compared with 76% in 2000 and 62% in 1999. In 2001, approximately 27% of TCE revenues were generated from time charters and long-term bareboat charters compared with 24% in 2000 and 38% in 1999. This reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

      During 2001, income from vessel operations increased by approximately $7,059,000 from $134,066,000 in 2000, before taking into account a $10,439,000 restructuring charge in 2001. The improvement resulted from an increase in average daily TCE rates and revenues for the Aframax and Product Carriers segments, partially offset by a decrease in TCE rates and revenues for the VLCC segment (see Note C to the financial statements for additional information on the Company's segments).


VLCC Segment:                                          2001        2000       1999
                                                     --------    --------    -------
  TCE revenues (in thousands)                        $112,820    $118,156    $53,899
  Running expenses (in thousands)(a)                   48,467      43,927     38,632
                                                     --------    --------    -------
  Income from vessel operations (in thousands)(b)    $ 64,353    $ 74,229    $15,267
                                                     ========    ========    =======
  Average daily TCE rate                             $ 37,432    $ 44,137    $26,382
  Average number of vessels (c)                           7.4         6.4        5.0
  Average number of vessels chartered in under
     operating leases                                     1.0         1.0        1.0
  Number of revenue days(d)                             3,014       2,677      2,043
  Number of ship-operating days(e)                      3,077       2,701      2,121

(a) Running expenses represent vessel expenses, time and bareboat charter hire expenses, and depreciation and amortization.

(b) Income from vessel operations by segment is before general and administrative expenses and the restructuring charge.

(c) The average is calculated to reflect the addition and disposal of vessels during the year.

(d) Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.


(e)   Ship-operating days represent calendar days.

      The VLCC segment includes two vessels that were time chartered out during the three years ended December 31, 2001. The following table presents a breakdown of the VLCC segment between the two VLCCs generating revenue on time charters and those generating revenue in the spot market.

                                                    2001       2000       1999
                                                  -------    -------    -------
Spot Market:
  TCE revenues (in thousands)                     $89,631    $91,419    $30,755
  Running expenses (in thousands)                  35,990     31,729     24,324
                                                  -------    -------    -------
  Income from vessel operations (in thousands)    $53,641    $59,690    $ 6,431
                                                  =======    =======    =======
  Average daily TCE rate                          $38,987    $47,002    $22,126
  Number of revenue days                            2,299      1,945      1,390

Time Charters:
  TCE revenues (in thousands)                     $23,189    $26,737    $23,144
  Running expenses (in thousands)                  12,477     12,198     14,308
                                                  -------    -------    -------
  Income from vessel operations (in thousands)    $10,712    $14,539    $ 8,836
                                                  =======    =======    =======
  Average daily TCE rate                          $32,432    $36,526    $35,443
  Number of revenue days                              715        732        653

      During 2001, TCE revenues for the VLCC segment decreased by $5,336,000 to $112,820,000 from $118,156,000 in 2000 because of a decrease of $6,705 per day in the average daily TCE rate earned, partially offset by an increase in the number of revenue days. The increase in revenue days resulted from the delivery of two VLCC newbuildings in the second half of 2001 and the operation for all of 2001 of two VLCC newbuildings delivered in the first half of 2000, partially offset by an increase in days spent repairing and drydocking the segment's vessels. Running expenses increased by $4,540,000 to $48,467,000 in 2001 from $43,927,000 in 2000 as a result of an increase in ship-operating days, but average daily running expenses were relatively unchanged.

      During 2000, TCE revenues for the VLCC segment increased by $64,257,000 to $118,156,000 from $53,899,000 in 1999 because of an increase of $17,755 per day in the average daily TCE rate earned and an increase in the number of revenue days resulting from the delivery of two VLCC newbuildings in the first half of 2000 and a reduction in days spent repairing and drydocking the segment's vessels. Running expenses increased by $5,295,000 to $43,927,000 in 2000 from $38,632,000 in 1999 as a result of an increase in ship-operating days, partially offset by a decrease in charter-in expense. The decrease in charter-in expense was offset in equity in income of joint ventures and, therefore, had no impact on the Company's net income (see Equity in Income of Joint Ventures for further discussion). The average daily running expenses, exclusive of charter-in expense, were relatively unchanged.

      The Company's VLCCs operating in the Tankers pool are generally able to generate higher TCE rates than those reflected in the table on page 19, because the scale of the pool provides opportunities for scheduling efficiencies that result in enhanced vessel utilization.

Aframax Segment:                                    2001       2000       1999
                                                  --------    -------    -------
  TCE revenues (in thousands)                     $111,293    $86,101    $41,522
  Running expenses (in thousands)                   44,575     36,868     38,506
                                                  --------    -------    -------
  Income from vessel operations (in thousands)    $ 66,718    $49,233    $ 3,016
                                                  ========    =======    =======
  Average daily TCE rate                          $ 29,505    $26,957    $12,867
  Average number of vessels                            9.9        9.0        9.0
  Average number of vessels chartered in under
     operating leases                                  0.5        0.1        0.4
  Number of revenue days                             3,772      3,194      3,227
  Number of ship-operating days                      3,810      3,295      3,355

      During 2001, TCE revenues for the Aframax segment increased by $25,192,000 to $111,293,000 from $86,101,000 in 2000 because of an increase of $2,548 per day in the average daily TCE rate earned and an increase in revenue days resulting from the delivery of three Aframaxes in 2001 and a decrease in days spent repairing and drydocking the segment's vessels. TCE revenues for 2001 include $3,197,000 resulting from forward freight agreements. Running expenses increased in 2001 as a result of an increase in ship-operating days, but average daily running expenses were relatively unchanged.

      During 2000, TCE revenues for the Aframax segment increased by $44,579,000 to $86,101,000 from $41,522,000 in 1999 because of an increase of $14,090 per day in the average daily TCE rate earned, partially offset by a slight decrease in the number of revenue days.

Product Carrier Segment:                            2001       2000       1999
                                                  -------    -------    -------
  TCE revenues (in thousands)                     $58,078    $54,354    $34,456
  Running expenses (in thousands)                  27,818     29,416     29,424
                                                  -------    -------    -------
  Income from vessel operations (in thousands)    $30,260    $24,938    $ 5,032
                                                  =======    =======    =======
  Average daily TCE rate                          $21,212    $16,541    $11,964
  Average number of vessels                           8.0        8.0        8.0
  Average number of vessels chartered in under
     operating leases                                 0.2        1.0        0.3
  Number of revenue days                            2,738      3,286      2,880
  Number of ship-operating days                     3,007      3,293      3,054

      During 2001, TCE revenues for the Product Carrier segment increased by $3,724,000 to $58,078,000 from $54,354,000 in 2000 because of an increase of
$4,671 per day in the average daily TCE rate earned, partially offset by a decrease in revenue days resulting from the expiration in early 2001 of an operating lease on a chartered-in vessel and an increase in days spent repairing and drydocking the segment's vessels. Running expenses decreased by $1,598,000 to $27,818,000 in 2001 from $29,416,000 in 2000 because of a decrease in ship-operating days, partially offset by an increase of $2,000,000 in damage repair expenses involving two vessels.

      During 2000, TCE revenues for the Product Carrier segment increased by $19,898,000 to $54,354,000 from $34,456,000 in 1999 because of an increase of
$4,577 per day in the average daily TCE rate earned and an increase in revenue days resulting from the charter in of one vessel and a decrease in days spent repairing and drydocking the segment's vessels. Average daily running expenses remained relatively unchanged between 1999 and 2000.

U.S. Flag Crude Tanker Segment

      During 2001, TCE revenues for the U.S. Flag Crude Tanker segment decreased by $9,247,000 to $28,052,000 from $37,299,000 in 2000 principally because of a reduction of the number of segment vessels from five to four. This reduction resulted from the cancellation of both the bareboat charter-in and bareboat charter-out for one vessel that was sold by the owner in October 2000 in connection with BP's merger with ARCO.

      During 2000, TCE revenues for the U.S. Flag Crude Tanker segment decreased by $13,258,000 to $37,299,000 from $50,557,000 in 1999 because of the lease cancellation referred to above and the full-year effects in 2000 of the sale-leaseback transaction of the five vessels that was completed in the second quarter of 1999, thereby converting the long-term time charters to BP to bareboat charters to ATC. Under a bareboat charter, revenues are reduced, as are running expenses, because such expenses become the responsibility of the customer. Since such reductions offset each other, the conversion from time charters to bareboat charters had no material effect on income from vessel operations.

      The increased time charter hire expense in 2000 principally reflects the sale-leaseback transaction referred to in the preceding paragraph and is net of amortization of the related deferred gain. Such increase in ship operating expenses is partially offset by a reduction in depreciation in 2000 of $6,500,000, resulting from the removal of these five vessels from the consolidated balance sheet. The net reduction in income from vessel operations for 2000 of approximately $6,700,000 is offset by a decrease in interest expense resulting from the application of the net proceeds received to reduce outstanding debt.

U.S. Flag Dry Bulk Carrier Segment

      During 2001, TCE revenues for the U.S. Flag Dry Bulk Carriers segment decreased by $9,862,000 to $14,872,000 from $24,734,000 in 2000 because of lower charter rates, an increase of 100 days in time waiting for cargoes, and a reduction in revenue days caused by the sale in 2001 of an older U.S. Flag Product Carrier that had participated in the U.S. grain trade program since the beginning of 2000. Running expenses decreased by $1,472,000 because of the vessel sale discussed above.

      During 2000, TCE revenues for U.S. Flag Dry Bulk Carriers increased by $2,255,000 to $24,734,000 from $22,479,000 in 1999. This increase was attributable to the reclassification of an older U.S. Flag Product Carrier that participated exclusively in the U.S. grain trade program commencing in 2000. TCE revenues for this vessel aggregated $4,387,000 in 2000. In 1999, results for this vessel are included in the All Other category in the Company's segment reporting. Results for the other three vessels in this segment were weaker in 2000 compared with 1999 because the average TCE rate earned declined by more than $4,000 per day and time spent waiting for cargoes increased by 50 days.

All Other

      The Company also owns and operates a U.S. Flag Pure Car Carrier, two U.S. Flag Handysize Product Carriers operating in the Jones Act trade, and a Foreign Flag Suezmax, all on long-term charter, as well as two Foreign Flag Dry Bulk Carriers that operate in a pool of Capesize Dry Bulk Carriers. During 2001, TCE revenues increased by $6,466,000 to $55,903,000 from $49,437,000 in 2000 principally because of the Company's participation in the charter in of vessels that were commercially managed by the Capesize pool. Running expenses similarly increased because of the charter in expense attributable to such vessel interests. The increase in TCE revenues earned in 2001 by the two U.S. Flag Product Carriers, which commenced long-term charters in that year, was offset by significantly weaker results from the two Foreign Flag Dry Bulk Carriers.

      Since December 1996, the Pure Car Carrier has received payments of $2,100,000 per year under the U.S. Maritime Security Program, which continues through 2005, subject to annual congressional appropriations.

      The Company's sale of three older Suezmaxes in late 1999 resulted in a reduction in TCE revenues and running expenses for 2000 compared with 1999 of $9,790,000 and $6,508,000, respectively.

General and Administrative Expenses

      During 2001, general and administrative expenses decreased by $655,000 to $41,967,000 from $42,622,000 in 2000 because of a decrease of $3,364,000 in cash compensation and related benefits, partially offset by increases of $1,377,000 in non-cash stock compensation and $962,000 in net periodic pension and other postretirement plan costs.

      During 2000, general and administrative expenses increased by $3,314,000 to $42,622,000 from $39,308,000 because of an increase in bonuses payable under the Company's incentive compensation plan for 2000 and an increase of $1,282,000 in non-cash stock compensation incurred in 2000.

Equity in Income of Joint Ventures

      As of December 31, 2001, the Company is a partner in joint ventures that own nine foreign flag vessels (eight VLCCs and one Aframax) and two VLCC newbuildings that are scheduled to be delivered during the first half of 2002. As of December 31, 2001, six of these VLCCs participate in the Tankers pool and two operate on long-term charters, one to OSG and one to the other joint venture partner, a major oil company, and do not participate in the Tankers pool. The Aframax participates in the PDVM/OSG pool. The two newbuildings will participate in the Tankers pool upon delivery.

      During 2001, 2000 and 1999, the Company's various joint ventures made the following acquisitions and dispositions:

Acquisitions

      o     In March 2000, one VLCC in which the Company has a 30% interest.
      o     In June 2000, one Aframax in which the Company has a 50% interest.
      o     In March 2001, two VLCCs in which the Company has a 49.9% interest.
      o In the third quarter of 2001, three VLCCs in which the Company has a 33.3% interest.

Dispositions

      o     In 1999, three older VLCCs in which the Company had a 50% interest.

      The following is a summary of the Company's interest in all of its joint ventures, excluding ATC (see discussion below), and the revenue days for the respective vessels since their acquisition date, adjusted for OSG's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. For the VLCCs operating in the Tankers pool, the ownership percentage reflected below is an average as of December 31, 2001. The Company's actual ownership percentages for these joint ventures ranged from 30% to 49.9%:

                                                                               Number of Revenue Days
                                                                   -----------------------------------------------
                                                      Average %
                                                      Ownership           2001            2000            1999
                                                    -------------- --------------- --------------- ---------------
VLCCs participating in Tankers pool                     38.3%              555              89              --
VLCCs owned jointly with a major oil company            50.0%              365             366             627
Aframax in PDVM/OSG pool                                50.0%              183              91              --
                                                                   --------------- --------------- ---------------
Total                                                                    1,103             546             627
                                                                   --------------- --------------- ---------------

      Additionally, the Company is a partner in ATC, a joint venture that operates ten U.S. Flag tankers transporting Alaskan crude oil for BP. The participation in ATC provides the Company with the opportunity to earn additional income (in the form of its share of incentive hire paid by BP to ATC) based on ATC's meeting certain predetermined performance standards.

      During 2001, equity in income of joint ventures increased by $9,025,000 to $20,474,000 from $11,449,000 in 2000, principally because of the inclusion of the earnings of vessels acquired by joint ventures (as discussed above) and an increase in incentive hire earned by ATC. Of the total increase, $3,193,000 resulted from the acquisition of six VLCCs since March 2000, all of which have joined the Tankers pool, as reflected by the increase in revenue days to 555 days in 2001 from 89 days in 2000. The increase in the Company's share of incentive hire earned by ATC amounted to $3,108,000. An increase of $908,000 resulted from the operation of the Aframax for the full year in 2001, as reflected by the increase in revenue days to 183 days from 91 days in 2000.

      During 2000, equity in income of joint ventures increased by $4,317,000 to $11,449,000 from $7,132,000 in 1999, as a result of the inclusion of the earnings of one VLCC and one Aframax acquired in 2000, and an increase in the Company's share of incentive hire earned by ATC. These increases were partially offset by a gain of $3,200,000 recognized in 1999 upon the sale of three older VLCCs (see Note Q to the financial statements) and a decrease in revenues earned during 2000 by the two remaining VLCCs owned jointly with a major oil company.

Interest Expense

      During 2001, interest expense decreased by $2,435,000 to $45,035,000 from $47,470,000 in 2000 because of a decrease of 210 basis points in the average rate paid on floating rate debt to 5.1% in 2001 from 7.2% in 2000. The impact of this decline in rates was partially offset by an increase in the average amount of debt outstanding of $26,500,000. Interest expense reflects the impact of interest rate swaps that increased interest expense by $4,800,000 in 2001 and reduced interest expense by $1,286,000 in 2000. Interest expense is net of amounts capitalized in connection with vessel construction of $13,151,000 in 2001 and $15,411,000 in 2000.

      During 2000, interest expense increased by $2,213,000 to $47,470,000 from $45,257,000 in 1999 because of an increase of 130 basis points in the average rate paid on floating rate debt to 7.2% in 2000 from 5.9% in 1999. The impact of such rate increase, however, was substantially offset by increased amounts capitalized in connection with vessel construction, $15,411,000 in 2000 compared with $10,614,000 in 1999. The average amount of debt outstanding in 2000 was relatively unchanged from 1999 despite payments in connection with the construction of vessels exceeding $116,100,000 during 2000.

Provision for Federal Income Taxes

      The income tax provisions are based on pre-tax income, adjusted to reflect items that are not subject to tax and the dividends received deduction. The tax provision in 1999 reflects the release of approximately $300,000 of reserves in connection with the settlement of federal tax audits covering open years through 1996.

Effects of Inflation

      The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Cumulative Effect of Accounting Change

      On January 1, 2000, the Company changed its accounting policy for revenue recognition of vessels operating on voyage charters from the completed-voyage method to the percentage-of-completion method. Prior years' financial statements have not been restated. Net income for 2000 includes $4,152,000, net of related income taxes, from the cumulative effect of this change in accounting principle. Assuming the above percentage of completion method had been applied retroactively, the pro forma income before cumulative effect of change in accounting principle for 1999 would have been reduced by $1,314,000 to $13,450,000, or $.37 per basic and diluted share.

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

Liquidity and Sources of Capital

      Working capital at December 31, 2001 was approximately $61,000,000 compared with $88,000,000 at December 31, 2000 and $76,000,000 at December 31, 1999. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a capital construction fund with a market value of approximately $233,000,000 at December 31, 2001. Net cash provided by operating activities increased to approximately $182,000,000 in 2001 compared with $100,000,000 in 2000 and $37,000,000 in 1999. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet financial requirements in the next year.

      As of December 31, 2001, the Company's total debt, including capital lease obligations, was $878,693,000 compared with $850,791,000 at December 31, 2000. The aggregate principal payments required to be made during the five years subsequent to December 31, 2001 are $23,764,000 (2002), $90,815,000 (2003),
$16,848,000 (2004), $372,587,000 (2005) and $193,375,000 (2006). In December
2001, OSG concluded a new five-year unsecured revolving credit agreement that provides for borrowings of up to $300,000,000, which was increased to $350,000,000 in January 2002 during syndication. Borrowings against the Company's $425,000,000 long-term credit facility, which expires in August 2002 and was canceled February 1, 2002, will be converted to borrowings against the new facility. OSG has $700,000,000 of long-term unsecured credit availability, of which $171,000,000 was unused at December 31, 2001. The Company also has an unsecured short-term credit facility of $15,000,000, of which $10,000,000 was unused at December 31, 2001.

      As of December 31, 2001, the joint ventures in which OSG participates had total debt of $277,560,000. The Company's percentage interests in these joint ventures range from 30% to 50%. OSG has guaranteed a total of $25,952,000 of the joint venture debt at December 31, 2001. The balance of the joint venture debt is nonrecourse to the Company. The amount of the Company's guaranties reduces proportionately as the principal amounts of the joint venture debt are paid down. See Note E to the financial statements for disclosures concerning long-term debt of the joint ventures.

      OSG finances vessel additions primarily with cash provided by operating activities and long-term borrowings. In 2001, 2000 and 1999, cash used for vessel additions approximated $112,000,000, $107,000,000 and $177,000,000, respectively, excluding additions financed by secured debt. As of December 31, 2001, OSG had non-cancelable contracts for the construction of five double-hulled Foreign Flag tankers for delivery between late-February 2002 and early-January 2004, with an aggregate unpaid cost of approximately $143,100,000. Unpaid costs are net of progress payments and prepayments, which are covered by refundment guaranties. Scheduled payments are $74,400,000 in 2002 and $68,700,000 in 2003. In addition, the Company expects to advance approximately $5,000,000 in 2002 in connection with vessels that are to be delivered in 2002 to joint ventures in which the Company has a 33.3% interest. OSG expects to finance such vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such rates are volatile. Cancellation of these contracts by OSG, except as provided in the contracts, could require the Company to reimburse the respective shipyard for any losses that the shipyard may incur as a result of such cancellation.

      OSG has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from mid 2002 to 2008. As of December 31, 2001, the interest rate swaps effectively convert the Company's interest rate exposure on $459,000,000 from a floating rate based on LIBOR to an average fixed rate of 6.58%.

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

Interest Rate Sensitivity

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

=====================================================================================================================
                                                                                     Beyond             Fair Value at
At December 31, 2001                2002      2003      2004      2005      2006      2006     Total    Dec. 31, 2001
---------------------------------------------------------------------------------------------------------------------
Assets
Fixed income securities            $  1.9    $  0.8    $  1.5    $  8.8    $  1.0    $ 50.5    $ 64.5      $  64.5
  Average interest rate               7.0%      6.3%      6.8%      6.8%      6.1%      6.8%

Liabilities
Long-term debt and capital lease
 obligations, including current
 portion:
    Fixed rate                     $  6.2    $ 78.2    $  4.3    $  5.1    $  5.7    $121.8    $221.3      $ 215.7
    Average interest rate             9.8%      8.2%     10.0%     10.0%     10.0%      9.1%

    Variable rate                  $ 17.6    $ 12.6    $ 12.6    $367.5    $187.7    $ 59.4    $657.4      $ 657.4
    Average spread over LIBOR        1.15%     0.90%     0.90%     1.11%     1.29%     1.00%

Interest Rate Swaps Related to
 Debt
Pay fixed/receive variable*        $150.8    $ 19.5    $ 11.8    $ 16.6    $206.9    $ 53.8    $459.4      $ (13.7)
Average pay rate                      5.2%      6.3%      5.9%      6.1%      5.4%      5.4%



======================================================================================================================
                                                                                     Beyond              Fair Value at
At December 31, 2000                 2001      2002      2003      2004      2005     2005      Total    Dec. 31, 2000
----------------------------------------------------------------------------------------------------------------------
Assets
Fixed income securities            $ 30.2    $  2.4    $  2.5    $  8.2    $  5.1    $ 43.1    $ 91.5      $  91.5
  Average interest rate               6.2%      7.0%      6.3%      6.6%      6.9%      6.5%

Liabilities
Long-term debt and capital lease
  obligations, including current
  portion:
    Fixed rate                     $  5.6    $  6.4    $ 76.8    $  4.3    $  5.1    $127.5    $225.7      $ 222.0
    Average interest rate             9.8%      9.8%      8.2%     10.0%     10.0%      9.2%

    Variable rate                  $  8.7    $431.6    $ 12.6    $ 12.6    $ 91.5    $ 68.1    $625.1      $ 625.1
    Average spread over LIBOR        1.00%     0.71%     0.90%     0.90%     1.07%     1.00%

Interest Rate Swaps Related to
 Debt

Pay variable*/receive fixed                            $ 60.0                                  $ 60.0      $   0.2
Average receive rate                                      6.1%

Pay fixed/receive variable*        $ 17.8    $150.8    $ 19.5    $ 11.8    $ 16.6    $ 61.7    $278.2      $   3.2
Average pay rate                      6.3%      5.2%      6.3%      5.9%      6.1%      5.4%

*    LIBOR

      In July 2001, the Company terminated all $60 million of its fixed to floating interest rate swaps that were to mature in December 2003. The gain of $1.76 million realized on such termination will be recognized ratably over the period through December 2003, as an adjustment of interest expense. In addition, in July, the Company entered into five-year floating to fixed interest rate swaps with several major financial institutions covering notional amounts of $199 million (bringing the total notional amount of such swaps to $463 million at that time), pursuant to which it will pay fixed rates of approximately 5.4% and receive LIBOR. These swaps are designated and qualify as cash flow hedges.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

             Years ended December 31, 2001, 2000 and 1999                   Page

Consolidated Balance Sheets at December 31, 2001 and 2000..................   33

Consolidated Statements of Income for the Years Ended December 31,
   2001, 2000 and 1999.....................................................   34

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2001, 2000 and 1999.....................................................   35

Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended December 31, 2001, 2000 and 1999..................................   36

Notes to Consolidated Financial Statements.................................   37

Report of Independent Auditors.............................................   59

Consolidated Balance Sheets
Overseas Shipholding Group, Inc. and Subsidiaries

Dollars in thousands at December 31,                                             2001           2000
--------------------------------------------------------------------------------------------------------
Assets
Current Assets:
Cash and cash equivalents                                                     $    30,256    $    15,781
Investments in marketable securities -- Note F                                     69,958         54,985
Voyage receivables, including unbilled
  of $18,221 and $37,378                                                           29,593         51,805
Other receivables                                                                   8,461          5,149
Inventories                                                                         3,046          4,403
Prepaid expenses                                                                    5,308          4,912
--------------------------------------------------------------------------------------------------------
      Total Current Assets                                                        146,622        137,035
Capital Construction Fund -- Notes F and J                                        232,971        213,440
Vessels, at cost, less accumulated depreciation --
  Notes A5 and I                                                                1,307,311      1,250,171
Vessels under Capital Leases, less accumulated
  amortization -- Note A6                                                          38,408         43,787
Investments in Joint Ventures -- Note E                                           149,775         84,742
Other Assets -- Note A5                                                            89,188         94,738
--------------------------------------------------------------------------------------------------------
      Total Assets                                                            $ 1,964,275    $ 1,823,913
========================================================================================================
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable                                                              $     3,132    $     3,451
Sundry liabilities and accrued expenses -- Notes H and O                           34,880         26,178
Federal income taxes                                                               23,756          4,905
Short-term debt and current installments of long-term debt -- Note I               17,600          8,700
Current obligations under capital leases -- Note M1                                 6,164          5,594
--------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                    85,532         48,828
Long-term Debt -- Note I                                                          795,736        770,869
Obligations under Capital Leases -- Note M1                                        59,193         65,628
Deferred Federal Income Taxes ($132,170 and $117,749),
  Deferred Credits and Other Liabilities -- Notes E and J                         210,388        188,421
Commitments -- Note R
Shareholders' Equity -- Notes G, I, J, K and L:
Common stock ($1 par value; 60,000,000 shares authorized; 39,590,759 shares
  issued)                                                                          39,591         39,591
Paid-in additional capital                                                        103,529         99,009
Retained earnings                                                                 769,457        688,528
--------------------------------------------------------------------------------------------------------
                                                                                  912,577        827,128
Cost of treasury stock (5,312,867 and 5,604,275 shares)                            72,868         76,857
--------------------------------------------------------------------------------------------------------
                                                                                  839,709        750,271
Accumulated other comprehensive income/(loss)                                     (26,283)          (104)
--------------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                                  813,426        750,167
--------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                              $ 1,964,275    $ 1,823,913
========================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income
Overseas Shipholding Group, Inc. and Subsidiaries

In thousands, except per share amounts,
for the year ended December 31,                                      2001         2000         1999
-----------------------------------------------------------------------------------------------------
Shipping Revenues -- Note C:
Voyage charter revenues                                           $ 285,706    $ 268,010    $ 252,696
Time and bareboat charter revenues, including vessels operating
   in certain pools                                                 183,627      199,608       97,849
-----------------------------------------------------------------------------------------------------
                                                                    469,333      467,618      350,545
Voyage Expenses                                                     (88,315)     (97,537)     (97,328)
-----------------------------------------------------------------------------------------------------
Time Charter Equivalent Revenues                                    381,018      370,081      253,217
-----------------------------------------------------------------------------------------------------
Ship Operating Expenses:
Vessel expenses                                                      84,058       81,929       92,395
Time and bareboat charter hire expenses -- Notes E and M1            43,956       41,326       22,288
Depreciation and amortization                                        69,912       70,138       75,860
General and administrative                                           41,967       42,622       39,308
Restructuring charge -- Note O                                       10,439           --           --
-----------------------------------------------------------------------------------------------------
Total Ship Operating Expenses                                       250,332      236,015      229,851
-----------------------------------------------------------------------------------------------------
Income from Vessel Operations                                       130,686      134,066       23,366
Equity in Income of Joint Ventures -- Notes E and Q                  20,474       11,449        7,132
-----------------------------------------------------------------------------------------------------
Operating Income                                                    151,160      145,515       30,498
Other Income (Net) -- Note P                                         48,320       34,141       21,870
-----------------------------------------------------------------------------------------------------
                                                                    199,480      179,656       52,368
Interest Expense                                                     45,035       47,470       45,257
-----------------------------------------------------------------------------------------------------
                                                                    154,445      132,186        7,111
Gain on Planned Vessel Dispositions -- Note Q                            --           --       12,404
-----------------------------------------------------------------------------------------------------
Income before Federal Income Taxes, Extraordinary
  Gain and Cumulative Effect of Change in Accounting
  Principle                                                         154,445      132,186       19,515
Provision for Federal Income Taxes -- Note J                         53,004       46,520        6,213
-----------------------------------------------------------------------------------------------------
Income before Extraordinary Gain and
  Cumulative Effect of Change in Accounting Principle               101,441       85,666       13,302
Extraordinary Gain on Early Extinguishment of Debt,
  net of income taxes of $230 and $787 -- Note I                         --          573        1,462
Cumulative Effect of Change in Accounting Principle,
  net of income taxes of $1,800 -- Note B                                --        4,152           --
-----------------------------------------------------------------------------------------------------
Net Income                                                        $ 101,441    $  90,391    $  14,764
=====================================================================================================
Per Share Amounts -- Note K:
Basic net income before extraordinary gain and cumulative
  effect of change in accounting principle                        $    2.97    $    2.53    $    0.37
Diluted net income before extraordinary gain and cumulative
  effect of change in accounting principle                        $    2.92    $    2.49    $    0.37
Extraordinary gain                                                       --    $    0.02    $    0.04
Cumulative effect of change in accounting principle                      --    $    0.12           --
Basic net income                                                  $    2.97    $    2.67    $    0.41
Diluted net income                                                $    2.92    $    2.63    $    0.41
Cash dividends declared and paid                                  $    0.60    $    0.60    $    0.60

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Overseas Shipholding Group, Inc. and Subsidiaries

In thousands for the year ended December 31,                                     2001         2000         1999
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                                    $ 101,441    $  90,391    $  14,764
Items included in net income not affecting cash flows:
  Cumulative effect of change in accounting principle                                --       (5,952)          --
  Depreciation and amortization                                                  69,912       70,138       75,860
  Amortization of deferred gain on sale and leaseback                           (13,775)     (17,353)      (6,674)
  Restructuring charge                                                           10,439           --           --
  Deferred compensation relating to stock option grants                           2,659        1,282           --
  Gain on planned vessel dispositions                                                --           --      (12,404)
  Provision for deferred federal income taxes                                    25,862       35,040        7,668
  Equity in results of joint ventures                                           (19,246)     (10,807)      (7,132)
  Other -- net                                                                   (6,482)     (10,851)     (13,421)
Items included in net income related to investing and financing activities:
  Gain on sale of securities -- net                                             (27,227)      (3,513)      (1,884)
  Gain on disposal of other vessels                                                (436)     (21,064)      (1,824)
  Extraordinary gain on early extinguishment of debt                                 --         (803)      (2,249)
Changes in operating assets and liabilities:
  Decrease/(increase) in receivables                                             22,281      (23,695)      18,344
  Net change in prepaid items, accounts payable, sundry liabilities
     and accrued expenses and Federal income taxes                               16,288       (2,521)     (34,015)
-----------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                 181,716      100,292       37,033
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

Purchases of marketable securities                                             (116,969)     (38,968)     (23,309)
Proceeds from sales of marketable securities                                     96,402       15,148        3,847
Expenditures for vessels, including  $109,960, $105,037 and $173,056
  related to vessels under construction*                                       (112,012)    (106,858)    (177,334)
Proceeds from sale and leaseback                                                     --           --      169,949
Proceeds from sale of vessels held for disposal                                      --           --       53,043
Proceeds from disposal of other vessels                                           1,142        8,148           --
Investments in and advances to joint ventures                                   (59,845)      (6,845)          --
Distributions from joint ventures                                                14,058        8,824       23,222
Purchases of other investments                                                     (890)      (3,912)      (1,849)
Proceeds from dispositions of other investments                                   1,147        6,475        3,072
Other -- net                                                                      1,241       (3,096)      (7,517)
-----------------------------------------------------------------------------------------------------------------
      Net cash provided by/(used in) investing activities                      (175,726)    (121,084)      43,124
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:

Purchases of treasury stock                                                          --           --      (39,229)
Issuance of long-term debt*                                                      41,000       74,000       64,000
Payments on long-term debt and obligations under capital leases                 (14,565)     (75,885)     (77,800)
Cash dividends paid                                                             (20,512)     (20,316)     (21,443)
Issuance of common stock upon exercise of stock options                           4,547        4,795           --
Other -- net                                                                     (1,985)      (2,748)          37
-----------------------------------------------------------------------------------------------------------------
      Net cash provided by/(used in) financing activities                         8,485      (20,154)     (74,435)
-----------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                             14,475      (40,946)       5,722
Cash and cash equivalents at beginning of year                                   15,781       56,727       51,005
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $  30,256    $  15,781    $  56,727
=================================================================================================================

* Net of $11,116 (2000) of secured debt in connection with the construction of vessels.

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Overseas Shipholding Group, Inc. and Subsidiaries

                                                                                                    Accumulated
                                                    Paid-In                   Treasury Stock           Other
                                         Common    Additional   Retained   ----------------------  Comprehensive
Dollars in thousands                      Stock      Capital    Earnings     Shares      Amount     Income/(Loss)    Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998            $  39,591   $  96,156   $ 625,132   2,809,062   $ (41,869)   $ (11,388)   $ 707,622
Net Income                                                         14,764                                            14,764
Other Comprehensive (Loss),
  net of tax:
  Net unrealized holding losses on
     available- for-sale securities*                                                                      (656)        (656)
                                                                                                                  ---------
Comprehensive Income                                                                                                 14,108
                                                                                                                  ---------
Cash Dividends Declared and Paid                                  (21,443)                                          (21,443)
Common Stock Acquired                                                       3,109,400     (39,229)                  (39,229)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               39,591      96,156     618,453   5,918,462     (81,098)     (12,044)     661,058
Net Income                                                         90,391                                            90,391
Other Comprehensive Income,
  net of tax:
  Net unrealized holding gains on
     available- for-sale securities*                                                                    11,940       11,940
                                                                                                                  ---------
Comprehensive Income                                                                                                102,331
                                                                                                                  ---------
Cash Dividends Declared and Paid                                  (20,316)                                          (20,316)
Deferred Compensation Related to
  Options Granted                                       1,282                                                         1,282
Options Exercised and Employee
  Stock Purchase Plan                                     554                (314,187)      4,241                     4,795
Tax Benefit Related to Options
  Exercised                                             1,017                                                         1,017
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               39,591      99,009     688,528   5,604,275     (76,857)        (104)     750,167
Net Income                                                        101,441                                           101,441
Cumulative Effect of Change in
   Accounting Principle, net of taxes
   of $1,861 -- Note A10                                                                                 3,455        3,455
Other Comprehensive (Loss),
  net of tax:
  Net unrealized holding losses on
     available-for-sale securities*                                                                    (16,341)     (16,341)
   Effect of derivative instruments --
     Note L                                                                                             (9,469)      (9,469)
   Minimum pension liability                                                                            (3,824)      (3,824)
                                                                                                                  ---------
Comprehensive Income                                                                                                 75,262
                                                                                                                  ---------
Cash Dividends Declared and Paid                                  (20,512)                                          (20,512)
Deferred Compensation Related to
   Options Granted                                      2,659                                                         2,659
Options Exercised and Employee
  Stock Purchase Plan                                     558                (291,408)      3,989                     4,547
Tax Benefit Related to Options
  Exercised                                             1,303                                                         1,303
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            $  39,591   $ 103,529   $ 769,457   5,312,867   $ (72,868)   $ (26,283)   $ 813,426
===========================================================================================================================

*     Net of realized gains included in net income of $18,230 (2001), $3,056
      (2000) and $1,996 (1999).

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Overseas Shipholding Group, Inc. and Subsidiaries

Note A -- Summary of Significant Accounting Policies:

1. Basis of presentation and description of business - The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a U.S. corporation, and its majority-owned subsidiaries (the "Company" or "OSG"). For the three years ended December 31, 2001, all subsidiaries were wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned joint ventures, in which the Company exercises significant influence, are accounted for by the equity method.

      The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid and dry bulk cargoes in the international market and the U.S. Flag trades.

      The consolidated statements of income and cash flows for 2000 and 1999 have been reclassified to conform with the 2001 presentation of certain items.

2. Cash and cash equivalents - Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

3. Marketable securities - The Company's investments in marketable securities are classified as available-for-sale and are carried at market value. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss). The classification of investments in marketable securities in the consolidated balance sheets reflects management's view with respect to the portfolio's availability for use in current operations.

4. Inventories - Inventories, which consist of fuel, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

5. Vessels and deferred drydocking expenditures - Vessels include vessels under construction aggregating $120,521,000 and $260,937,000 at December 31, 2001 and 2000, respectively (see Note R).

      Vessels are recorded at cost and are depreciated to their salvage value on the straight-line basis, using a vessel life of 25 years. Each vessel's salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. Accumulated depreciation was $434,442,000 and $397,373,000 at December 31, 2001 and 2000, respectively.

      Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $13,151,000 in 2001, $15,411,000 in 2000 and $10,614,000 in 1999.

      Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. Expenditures for maintenance and repairs are expensed when incurred. Amortization of capitalized drydock expenditures, which is included in depreciation and amortization in the consolidated statements of income, amounted to $10,268,000 in 2001, $14,912,000 in 2000 and $18,005,000 in 1999. The
      unamortized portion of deferred drydocking expenditures, which is included in other assets in the consolidated balance sheets, was $12,202,000 and $13,706,000 at December 31, 2001 and 2000, respectively.

6. Vessels under capital leases - The Company charters in four U.S. Flag Vessels that it accounts for as capital leases. Amortization of capital leases is computed by the straight-line method over 22 or

      25 years, representing the terms of the leases (see Note M1). Accumulated amortization was $83,681,000 and $78,303,000 at December 31, 2001 and 2000, respectively.

7. Impairment of long-lived assets - The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset's carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The amount of an impairment charge, if any, would be determined using discounted cash flows.

8. Deferred finance charges - Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Deferred finance charges of $7,116,000 and $5,458,000 are included in other assets at December 31, 2001 and 2000, respectively. Amortization amounted to $1,282,000 in 2001, $1,149,000 in 2000 and $494,000 in 1999.

9. Revenue and expense recognition - Time charters and bareboat charters that are operating leases are reported on the accrual basis. Effective January 1, 2000, voyage revenues and expenses are reported using the percentage of completion method (see Note B). For 1999 and earlier periods, voyage revenues and expenses were reported on the completed voyage basis. Under voyage charters, expenses such as fuel, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time and bareboat charters, such voyage costs are paid by the Company's customers. For voyage charters, time charter equivalent revenues represent shipping revenues less voyage expenses. For time and bareboat charters, time charter equivalent revenues represent shipping revenues less brokerage commissions, if applicable, which are included in voyage expenses.

      For the Company's vessels operating in the Tankers International LLC ("Tankers") pool and the Dry Bulk Carrier pool, revenues and voyage expenses are pooled and allocated to each pool's participants on a time charter equivalent basis in accordance with an agreed-upon formula.

      For the Company's vessels operating in the PDVM/OSG pool, the Company bills and collects its own revenues and pays its own voyage expenses. Accordingly, revenues and voyage expenses are recorded on a gross basis in the consolidated statements of income. Settlements between the pool participants are recorded as adjustments of shipping revenues on a one-quarter lag, in accordance with an agreed-upon formula. Beginning in 2002, operation of the PDVM/OSG pool will change to be substantially similar to the operations of the Tankers and dry bulk carrier pools.

      Ship operating expenses exclude voyage expenses. Vessel expenses include crew costs, vessel stores and supplies, lubricating oils, maintenance and repairs, insurance and communication costs.

10. Derivatives - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change, net of taxes, of $3,455,000 being recognized as a gain in other comprehensive income/(loss). The cumulative effect of such accounting change on net income was insignificant.

      The Company uses derivatives to reduce market risks associated with its operations. The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of its debt either from a fixed to floating rate basis, which swaps are designated and qualify as fair value hedges, or from floating to fixed rate, which swaps are designated and qualify as cash flow hedges. The Company uses foreign currency swaps, which are designated and qualify as cash flow hedges to minimize the effect of foreign exchange rate fluctuations on reported income and protect against the reduction in value of forecasted foreign currency cash flows from future charter revenues receivable in Japanese yen. The Company also uses forward freight agreements and fuel swaps from time to time in order to reduce its exposure to the spot charter market for specified trade routes by creating synthetic time charters for the terms of the agreements. The forward freight agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates. The forward freight agreements did not meet the 80% effectiveness threshold required by FAS 133; therefore, they have not been accounted for as cash flow hedges. For interest rate swaps, the Company assumes no ineffectiveness since each interest rate swap meets the conditions required under FAS 133 to apply the short-cut method. Accordingly, no gains or losses have been recorded in income relative to the Company's interest rate swaps. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt. For foreign currency swaps, effectiveness is assessed based on changes in forward rates and, accordingly, there is no hedge ineffectiveness. Any gain or loss realized upon the termination of foreign currency swaps would be recognized as an adjustment of shipping revenues over the remaining term of the related charter.

      For 2000 and earlier periods, amounts receivable or payable under interest rate swaps (designated as hedges against certain existing debt) were accrued and reflected as adjustments of interest expense. Such receivables or payables were included in other receivables or sundry liabilities and accrued expenses, respectively. Changes in the value of currency swaps (designated as hedges against contracted future charter revenues receivable in a foreign currency) were deferred and offset against corresponding changes in the value of the charter hire, over the related charter periods.

11. Stock-based compensation - In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock.

12. Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B -- Change in Accounting for Voyage Revenue:

Prior to 2000, revenues and voyage expenses for vessels operating on voyage charters were accounted for using the completed voyage method, with voyages being calculated on a load-to-load basis. Under that method, revenue of a voyage was included in operating results in the period in which that voyage was deemed completed, that is, upon the vessel's arrival at the subsequent voyage's initial load port.

Effective January 1, 2000, the Company changed its accounting policy for the recognition of net voyage revenues of vessels operating on voyage charters to the percentage of completion method, with voyages being calculated on a discharge-to-discharge basis. Under this method, voyage revenues and expenses are recognized evenly over the period from a vessel's departure from its last discharge port to the projected departure from its next discharge port. The change in revenue recognition policy eliminates fluctuations in income from vessel operations attributable solely to the timing of completion of voyages. Further, the discharge-to-discharge basis is deemed by management to be a more reliable method of recognizing net voyage revenues under the percentage of completion method, because it eliminates uncertainty associated with predicting the actual location of the next load port. The cumulative effect of this change is shown separately in the consolidated statement of income for 2000, and resulted in income, net of taxes, of $4,152,000 in the first quarter. The cumulative effect of this change in accounting principle as of January 1, 2000 on the Company's consolidated balance sheet was to increase total assets by $3,749,000, to reduce total liabilities by $403,000 and to increase shareholders' equity by $4,152,000.

Assuming the above percentage of completion method had been applied retroactively, the pro forma income before cumulative effect of change in accounting principle for 1999 would have been reduced by $1,314,000 to $13,450,000, or $.37 per basic and diluted share.

Note C -- Business and Segment Reporting:

The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in both the international market and the U.S. Flag trades through the ownership and operation of a diversified fleet of bulk cargo vessels. The bulk shipping industry has many distinct market segments based, in large part, on the type and size of vessels required and, in some cases, by the flag of registry. Rates in each market segment are determined by a variety of factors affecting the supply and demand for vessels to move cargoes in the trades for which they are suited. Bulk vessels, unlike container and liner vessels, which the Company does not own, are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company charters its vessels to commercial shippers and U.S. and foreign governments and governmental agencies primarily on voyage charters and also on time and bareboat charters, which are longer term (see Note M2).

The Company has five reportable segments: Foreign Flag VLCCs, Aframaxes, and Product Carriers, which participate in the international market and U.S. Flag Crude Tankers and Dry Bulk Carriers, which participate in the U.S. Flag trades. Segment results are evaluated based on income from vessel operations before general and administrative expenses. The Company uses time charter equivalent revenues to analyze fluctuations in revenues between periods and to make decisions regarding the deployment and use of its vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company's consolidated financial statements.

Information about the Company's reportable segments for the three years ended December 31, 2001 follows:

In thousands                                 Foreign Flag                 U.S. Flag
                                    -------------------------------   ------------------
                                                            Product     Crude    Dry Bulk
2001                                  VLCCs    Aframaxes   Carriers    Tankers   Carriers       All other        Totals
------------------------------------------------------------------------------------------------------------------------
Shipping revenues                   $113,614+   $160,221   $ 73,992   $ 28,052   $ 37,051      $   56,403+    $  469,333
Time charter equivalent revenues     112,820     111,293     58,078     28,052     14,872          55,903        381,018
Depreciation and amortization         23,815      20,096      9,486         --      3,439          13,076         69,912
Income/(loss) from vessel
   operations                         64,353      66,718     30,260     14,233     (5,375)         12,903        183,092*
Equity in income of joint
   ventures                            7,161       4,924         --      8,356         --              33         20,474
Gain on disposal of vessels               --          --         --         --        436              --            436
Investments in joint ventures at
   December 31, 2001                 138,420       4,100         --      7,165         --              90        149,775
Total assets at December 31, 2001    839,001     417,074     99,411     12,630     13,470         157,882      1,539,468
Expenditures for vessels              40,225      70,878        909         --         --              --        112,012

2000
------------------------------------------------------------------------------------------------------------------------
Shipping revenues                    120,549+    132,006     76,655     37,486     47,490**        53,432+       467,618
Time charter equivalent revenues     118,156      86,101     54,354     37,299     24,734          49,437        370,081
Depreciation and amortization         20,857      18,553      9,402      4,600      3,791          12,935         70,138
Income from vessel operations         74,229      49,233     24,938     12,843      3,015          12,430        176,688*
Equity in income/(loss) of joint
   ventures                            2,736       4,016         --      5,248         --            (551)        11,449
Gain on disposal of vessels               --       1,353         --     19,711         --              --         21,064
Investments in joint ventures at
   December 31, 2000                  72,703       5,879         --      4,644         --           1,516         84,742
Total assets at December 31, 2000    764,118     374,288    110,666      6,628     28,577         174,163      1,458,440
Expenditures for vessels              86,126      31,317        174         --        145             212        117,974

1999
------------------------------------------------------------------------------------------------------------------------
Shipping revenues                     66,772      77,977     47,506     51,078     37,475          69,737        350,545
Time charter equivalent revenues      53,899      41,522     34,456     50,557     22,479          50,304        253,217
Depreciation and amortization         16,599      19,643      9,288     13,256      3,711          13,363         75,860
Income from vessel operations         15,267       3,016      5,032     22,080      5,986          11,293         62,674*
Equity in income of joint
   ventures                            4,336          --         --      1,750         --           1,046          7,132
Gain on planned vessel
   dispositions                           --          --         --         --         --          12,404         12,404
Gain on disposal of vessels               --          --        239         --         --           1,585          1,824
Investments in joint ventures at
   December 31, 1999                  72,329          --         --      1,787         --           1,798         75,914
Total assets at December 31, 1999    685,386     355,565    117,255     10,013     17,705         198,584      1,384,508
Expenditures for vessels             121,170      53,043      2,339         --        262             520        177,334
========================================================================================================================

* Segment totals for income/(loss) from vessel operations are before general and administrative expenses and the restructuring charge.

** Reflects the reclassification of an older Product Carrier that participated in the U.S. grain trade program for all of 2001 and 2000.

+ Revenues of VLCCs operating in the Tankers pool, which commenced in 2000, amounted to $89,971 (2001) and $88,943 (2000). In 1999, revenues of the
      VLCCs are reported on a voyage charter basis, that is, before reduction for voyage expenses of $15,547. Revenues of $22,436 (2001) and $19,630
      (2000) from vessels operating in the Foreign Flag Dry Bulk Carrier pool are reported in All other.

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31                2001         2000         1999
----------------------------------------------------------------------------
Total assets of all segments            $1,539,468   $1,458,440   $1,384,508
Corporate cash and securities,
  including capital construction fund      333,185      284,206      270,926
Other unallocated amounts                   91,622       81,267       65,511
----------------------------------------------------------------------------
    Consolidated total assets           $1,964,275   $1,823,913   $1,720,945
============================================================================

Certain additional information about the Company's operations for the three years ended December 31, 2001 follows:

In thousands                              Consolidated    Foreign Flag*       U.S. Flag
---------------------------------------------------------------------------------------
2001
Shipping revenues                          $  469,333      $  374,414        $   94,919
---------------------------------------------------------------------------------------
Vessels and vessels under capital leases
  at December 31, 2001                      1,345,719       1,283,833**          61,886
---------------------------------------------------------------------------------------
2000
Shipping revenues                             467,618         355,397           112,221
---------------------------------------------------------------------------------------
Vessels and vessels under capital leases
  at December 31, 2000                      1,293,958       1,224,004**          69,954
---------------------------------------------------------------------------------------
1999
Shipping revenues                             350,545         223,468           127,077
---------------------------------------------------------------------------------------
Vessels and vessels under capital leases
  at December 31, 1999                      1,237,513       1,160,495**          77,018
---------------------------------------------------------------------------------------

*     Principally Marshall Islands as of December 31, 2001.

** Includes vessels under construction of $120,521 (2001), $260,937 (2000) and $281,751 (1999).

The Company had one charterer (BP) during 1999 from which revenues exceeded 10% of shipping revenues. Revenues from such charterer amounted to $35,193,000.

See Note J for information relating to taxation of income and undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

Note D -- Assets and Liabilities of Foreign Subsidiaries:

      A condensed summary of the combined assets and liabilities of the Company's foreign subsidiaries, whose operations are principally conducted in U.S. dollars, is as follows:

In thousands at December 31,                                 2001         2000
--------------------------------------------------------------------------------
Current assets                                           $   35,182   $   44,451
Vessels, net                                              1,259,383    1,198,027
Other assets                                                166,238      108,499
--------------------------------------------------------------------------------
Total Assets                                             $1,460,803   $1,350,977
--------------------------------------------------------------------------------
Current installments of long-term debt, including
   intercompany of $66,800 in 2001 and 2000              $   79,400   $   75,500
Other current liabilities                                    16,135       11,108
--------------------------------------------------------------------------------
Total current liabilities                                    95,535       86,608
Long-term debt (including intercompany of
   $66,800 in 2000), deferred credits and other
   liabilities                                              304,861      397,075
Equity                                                    1,060,407      867,294
--------------------------------------------------------------------------------
Total Liabilities and Equity                             $1,460,803   $1,350,977
================================================================================

Note E -- Bulk Shipping Joint Ventures and Certain Pooling Arrangements:

In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company ("ATC") to manage the vessels carrying Alaskan crude oil for BP. ATC, which is owned 37.5% by OSG, 37.5% by Keystone and 25% by BP, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable, if certain conditions are met, by BP to ATC. In the second quarter of 1999, the charters for five of the Company's U.S. Flag Crude Tankers, which were previously time chartered to BP, were converted to bareboat charters to ATC, with guarantees from BP, to employ the vessels through their OPA 90 retirement dates, ranging from 2003 through 2006. In August 1999, the Company sold these five vessels and leased them back as part of an off-balance sheet financing that generated $170 million, which was used to reduce long-term debt. The gain on the sale-leaseback transaction was deferred and is being amortized over the leaseback period as a reduction in time and bareboat charter hire expense in the consolidated statements of income.

In October 2000, one of the vessels referred to above was sold by the owner in connection with BP's merger with ARCO and OSG was released from its leaseback commitment. As a result of the sale, OSG recorded a gain of $19.7 million in other income, equal to the unamortized balance of the deferred gain on the sale-leaseback transaction, net of the vessel's unamortized deferred drydocking expenditures.

As of December 31, 2001 and 2000, the unamortized balance of deferred gain on the sale-leaseback transaction was $41,803,000 and $55,578,000, respectively, and was included in other liabilities.

Revenue from the bareboat charters of these vessels to ATC is included in time and bareboat charter revenue. The cost of leasing back these vessels is included in time and bareboat charter hire expense. The Company accounts for its 37.5% interest in ATC according to the equity method.

In December 1999, the Company and five other leading tanker companies established Tankers to pool their VLCC fleets. Tankers, which commenced operations in February 2000, commercially manages a fleet of exclusively modern VLCCs. Tankers was formed to meet the global transportation requirements of international oil companies and other major customers. As of December 31, 2001, eight of the Company's VLCCs participate in the Tankers pool. In addition, six other VLCCs that are owned by joint ventures participate in the Tankers pool. The Company's four VLCC newbuildings, including two that are to be delivered to joint ventures in which the Company has an interest of 33.3%, are scheduled to enter the pool upon their delivery.

In March 2000, the Company acquired a 30% interest in a joint venture that purchased a 1993-built VLCC for approximately $37 million, which immediately began participating in the Tankers pool. The vessel's acquisition was financed by the joint venture through long-term bank financing and subordinated partner loans. As of December 31, 2001, the outstanding balance of such subordinated partner loans advanced by the Company was $1,874,000. In connection with the bank financing, the partners have severally issued guaranties aggregating $6,000,000 at December 31, 2001, of which the Company's share was 30%.

In early 2001, the Company formed a joint venture that entered into an agreement whereby companies in which OSG holds a 49.9% interest acquired two 1993-built VLCCs for approximately $103 million. Such acquisitions were financed by the joint ventures through long-term bank financing and subordinated partner loans. As of December 31, 2001, the outstanding balance of such subordinated partner loans advanced by the Company was $18,632,000. In connection with the bank financing, the partners have severally issued guaranties that aggregated $18,383,000 at December 31, 2001, of which the Company's share was 49.9%. The amount of these guaranties reduces proportionately as the principal amount of the bank loan is paid down.

In June 2001, the Company agreed to acquire a 33.3% interest in joint ventures formed to purchase six new VLCCs. The number of vessels to be purchased was reduced to five in August. Three vessels were delivered to the joint ventures in the third quarter of 2001. The remaining two are expected to be delivered to the joint ventures upon completion of their construction in February and June 2002. The total purchase price for the vessels of $399 million is being financed by the joint ventures through long-term bank financing and subordinated partner loans. Amounts advanced by the Company as of December 31, 2001, in the form of subordinated partner loans, aggregated $43,424,000. The Company expects to make additional advances of $5,000,000. In connection with the bank financing for the three vessels delivered to the joint venture in 2001, the partners have severally issued guaranties that aggregated approximately $44,935,000 at December 31, 2001, of which the Company's share was 33.3%. The amount of these guaranties reduces proportionately, to a stated minimum amount, as the bank loan is paid down.

During the first quarter of 2000, the Company and other major vessel owners agreed to pool their Capesize Dry Bulk Carriers. The pool currently commercially manages a fleet of more than 60 vessels, including the Company's two Foreign Flag Dry Bulk Carriers. The Company and certain of the other pool members have interests in a number of short-term charters-in that participate in the pool. OSG's share of the cost of such charters-in for 2001 and 2000 was $14,612,000 and $8,868,000, respectively.

In May 2000, the Company invested $1,500,000 for a 50% interest in a newly formed joint venture that bareboat chartered in a 1992-built Aframax tanker, which is being accounted for as a capital lease by the joint venture. The Company has provided certain charter guaranties to their joint venture partner; daily TCE revenues in excess of an agreed amount are for the Company's benefit. This Aframax tanker participates in the PDVM/OSG pool.

The Company has a 50% interest in two other joint ventures with a major oil company that own two VLCCs, which are operating on long term charters, one to OSG (which vessel has been time chartered to the major oil company) and one to such major oil company, and do not participate in the Tankers pool.

A condensed summary of the combined assets and liabilities and results of operations of the joint ventures, follows:

In thousands at December 31,                                   2001        2000
--------------------------------------------------------------------------------
Current assets                                              $ 78,338    $ 57,884
Vessels, net                                                 571,159*    208,321
Other assets                                                   4,510       1,661
--------------------------------------------------------------------------------
Total Assets                                                $654,007    $267,866
================================================================================

Current installments of long-term debt                      $ 33,211    $ 12,687
Other current liabilities                                     46,828      38,649
--------------------------------------------------------------------------------
Total current liabilities                                     80,039      51,336
Long-term debt                                               244,349      61,856
Other liabilities, including subordinated loans
   of $166,082 and $9,384 due to the joint
   venture partners                                          171,422       9,915
Equity (principally undistributed net earnings)              158,197     144,759
--------------------------------------------------------------------------------
Total Liabilities and Equity                                $654,007    $267,866
================================================================================

*     Includes vessels under construction of $38,898.

In thousands for the year ended December 31,      2001        2000        1999
--------------------------------------------------------------------------------
Shipping revenues                              $ 244,357   $ 241,759   $ 145,509
Voyage expenses                                    1,069       1,705       7,481
--------------------------------------------------------------------------------
Time charter equivalent revenues                 243,288     240,054     138,028
Ship operating expenses                          194,125     210,981     122,625
--------------------------------------------------------------------------------
Income from vessel operations                     49,163      29,073      15,403
Other income                                       1,020       1,057       5,362
Interest expense                                 (17,062)     (6,368)     (3,581)
--------------------------------------------------------------------------------
Net income                                     $  33,121   $  23,762   $  17,184
================================================================================

OSG's guaranties in connection with the joint ventures' bank financings, which are otherwise nonrecourse to the joint venture partners, aggregated $25,952,000 at December 31, 2001.

Note F -- Investments in Marketable Securities:

Certain information concerning the Company's marketable securities (including securities in the capital construction fund), all of which are accounted for as available-for-sale securities, follows:

                                                                              Approximate
                                                   Gross unrealized        market value and
                                            ------------------------------     carrying
In thousands at December 31,                  Cost      Gains     Losses        amount
-------------------------------------------------------------------------------------------
2001
U.S. Treasury securities and
   obligations of U.S. government
   agencies                                 $  9,822   $     21   $     36     $  9,807
Mortgage-backed securities                    34,962        372        183       35,151
Other debt securities                         19,667        287        397       19,557
-------------------------------------------------------------------------------------------
Total debt securities                         64,451        680        616       64,515
Equity securities included in capital
   construction fund                          64,203      2,323      4,046       62,480
-------------------------------------------------------------------------------------------
Total securities included in capital         128,654      3,003      4,662      126,995
   construction fund
Equity securities included in investments
   in marketable securities                   91,764         --     21,806       69,958
-------------------------------------------------------------------------------------------
                                            $220,418   $  3,003   $ 26,468     $196,953
===========================================================================================
2000
U.S. Treasury securities and
   obligations of U.S. government
   agencies                                 $ 14,772   $    640   $     13        $ 15,399
Mortgage-backed securities                    55,808        252        179          55,881
Other debt securities                         20,731        165        659          20,237
--------------------------------------------------------------------------------------------
Total debt securities                         91,311      1,057        851          91,517
Equity securities included in capital
   construction fund                          28,983      4,214      3,037          30,160
--------------------------------------------------------------------------------------------
Total securities included in capital         120,294      5,271      3,888         121,677
   construction fund
Equity securities included in investments
   in marketable securities                   56,548      2,138      3,701          54,985
--------------------------------------------------------------------------------------------
                                            $176,842   $  7,409   $  7,589        $176,662
============================================================================================

At February 21, 2002, the aggregate market quotation of the above marketable securities was approximately $195,800,000.

The cost and approximate market value of debt securities held by the Company as of December 31, 2001, by contractual maturity (except for mortgage-backed securities, which do not have a single maturity date), follow:


                                                                       Approximate
In thousands                                                 Cost      market value
-----------------------------------------------------------------------------------
Due in one year or less                                    $ 1,802       $ 1,784
Due after one year through five years                       10,685        10,823
Due after five years through ten years                       7,270         7,229
Due after ten years                                          9,732         9,528
-----------------------------------------------------------------------------------
                                                            29,489        29,364
Mortgage-backed securities                                  34,962        35,151
-----------------------------------------------------------------------------------
                                                           $64,451       $64,515
===================================================================================

Note G -- Derivatives and Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents -- The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

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

Forward freight agreements -- The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date.

The estimated fair values of the Company's financial instruments, other than derivatives, follow:

                                                   Carrying       Fair       Carrying       Fair
                                                    amount        value       amount        value
In thousands at December 31,                         2001         2001         2000         2000
--------------------------------------------------------------------------------------------------
Financial assets (liabilities)
Cash and cash equivalents                         $  30,256    $  30,256    $  15,781    $  15,781
Cash and cash equivalents included in capital
   construction fund                                105,976      105,976       91,763       91,763
Investments in marketable securities, including
   securities in the capital construction fund      196,953      196,953      176,662      176,662
Debt, including capital lease obligations          (878,693)    (873,126)    (850,791)    (847,074)

As of December 31, 2001, the Company is a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $459,000,000 pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives floating rates based on the London interbank offered rate ("LIBOR") (approximately 2.0% as of December 31, 2001). These agreements contain no leverage features and have various maturity dates from mid 2002 to 2008. As of December 31, 2001, the Company has recorded a liability of $10,167,000 related to the fair values of these swaps in other liabilities.

In July 2001, the Company terminated all $60,000,000 of its fixed to floating interest rate swaps that were to mature in December 2003. The gain of $1,760,000 realized on such termination is being recognized ratably over the period through December 2003, as an adjustment of interest expense.

As of December 31, 2001, the Company recorded an asset, included in other assets, of $915,000 related to the fair value of Japanese yen foreign currency swaps entered into with a major financial institution that will result in the Company receiving approximately $3,700,000 for such foreign currency from January 1, 2002 through March 31, 2002.

Shipping revenues for 2001 have been increased by $3,197,000, resulting from the impact of forward freight agreements referred to in Note A10.

Note H -- Sundry Liabilities and Accrued Expenses:

Sundry liabilities and accrued expenses follows:

In thousands at December 31,                                       2001       2000
-----------------------------------------------------------------------------------
Payroll and benefits                                             $ 8,147    $ 7,266
Restructuring reserve                                              2,345         --
Interest                                                           8,132      4,291
Insurance                                                          2,448      2,999
Other                                                             13,808     11,622
-----------------------------------------------------------------------------------
                                                                 $34,880    $26,178
===================================================================================

Note I -- Debt:

Debt consists of the following:

In thousands at December 31,                                       2001       2000
-----------------------------------------------------------------------------------
Unsecured revolving credit facilities                           $534,000   $493,000
8.75% Debentures due 2013, net of unamortized
  discount of $163 and $177                                       84,812     84,798
8% Notes due 2003, net of unamortized discount of $32 and $49     71,124     69,671
Floating rate secured Term Loans, due through 2008               102,950    111,650
Floating rate unsecured Promissory Note, due through 2005         20,450     20,450
-----------------------------------------------------------------------------------
                                                                 813,336    779,569
Less current portion                                              17,600      8,700
-----------------------------------------------------------------------------------
Long-term portion                                               $795,736   $770,869
===================================================================================

The weighted average effective interest rates for debt outstanding at December 31, 2001 and 2000 are 6.1% and 7.3%, respectively. Such rates take into consideration related interest rate swaps.

In December 2001, the Company concluded a new $300 million, five-year unsecured revolving credit facility (the "2006 Facility") of which $228 million was unused as of December 31, 2001. The 2006 Facility was increased to $350 million in January 2002 during syndication. The terms, conditions, and financial convenants are substantially similar to those contained in the existing $350 million revolving credit facility (the "2005 Facility") that runs through April 2005. Both the 2006 Facility and the 2005 Facility bear interest at a rate based on LIBOR plus a margin that, with respect to the 2006 Facility, depends in part on the financial leverage of the Company. Borrowings against the Company's $425 million revolving credit facility, which expires in August 2002, will be converted to borrowings against the 2006 Facility and the $425 million revolving credit facility was terminated on February 1, 2002. Accordingly, $107 million outstanding as of December 31, 2001 under the $425 million facility has been classified as long-term.

The Company also has a $15,000,000 committed short-term line of credit facility with a bank, of which $10,000,000 was unused as of December 31, 2001. The $5,000,000 outstanding under this facility at December 31, 2001 (there was no balance outstanding under the short-term line of credit facility at December 31,
2000) has been reflected as short-term debt in the accompanying consolidated balance sheet.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements. The most restrictive of these covenants requires the Company to maintain net worth as of December 31, 2001 of approximately $731,000,000 (increasing quarterly by an amount related to net income).

In June 2000, the Company repurchased 8% Notes with an aggregate principal amount of $15,180,000, at a discount of $803,000. During 1999, the Company repurchased 8.75% Debentures and 8% Notes with an aggregate principal amount of $23,875,000, at a $2,249,000 discount. Such discounts have been reported in the Company's consolidated statements of income as extraordinary gains.

Approximately 9.8% of the net book amount of the Company's vessels, representing two foreign flag vessels, is pledged as collateral for certain long-term debt.

The aggregate annual principal payments required to be made on debt are as follows:

In thousands at December 31, 2001
------------------------------------------------------------------------------
2002                                                                $   17,600
2003                                                                    83,724
2004                                                                    12,600
2005                                                                   367,450
2006                                                                   187,700
Thereafter                                                             144,262
------------------------------------------------------------------------------
                                                                     $ 813,336
==============================================================================

Interest paid amounted to $41,874,000 in 2001, $47,387,000 in 2000 and
$45,858,000 in 1999, excluding capitalized interest.

Note J -- Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax. Income of foreign shipping companies earned from January 1, 1976 through December 31, 1986 ("Deferred Income") is excluded from U.S. income taxation to the extent that such income is reinvested in foreign shipping operations. Foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. parent. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. If, during any determination period, there is a reduction of qualified investments in foreign shipping operations, Deferred Income, limited to the amount of such reduction, would become subject to tax. The Company believes that it will be reinvesting sufficient amounts in foreign shipping operations so that U.S. income taxes on the undistributed income of its foreign companies accumulated through December 31, 1986 will be postponed indefinitely. U.S. income taxes on the income of its foreign companies accumulated through December 31, 1986 will be provided at such time as it becomes probable that a liability for such taxes will be incurred and the amount thereof can reasonably be estimated. No provision for U.S. income taxes on the income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2001 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations. As of December 31, 2001, such undistributed earnings aggregated approximately $475,000,000, including $114,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $165,000,000. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of December 31, 2001, since it is intended that such undistributed earnings ($6,100,000 at December 31, 2001) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $2,100,000.

Pursuant to the Merchant Marine Act of 1936, as amended, the Company is a party to an agreement that permits annual deposits, related to taxable income of certain of its domestic subsidiaries, into a capital construction fund. Payments of federal income taxes on such deposits and earnings thereon are deferred until, and if, such funds are withdrawn for nonqualified purposes or termination of the agreement; however, if withdrawn for qualified purposes (acquisition of U.S. Flag Vessels or retirement of debt on U.S. Flag Vessels), such funds remain tax-deferred and the federal income tax basis of any such vessel is reduced by the amount of such withdrawals. Under the agreement, the Company is expected to use the fund to acquire or construct three U.S. Flag Vessels by the end of 2004. Monies can remain tax-deferred in the fund for a maximum of 25 years (commencing January 1, 1987 for deposits prior thereto).

The significant components of the Company's deferred tax liabilities and assets follow:

In thousands at December 31,                                                     2001        2000
--------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Excess of tax over statement depreciation -- net                             $  83,859    $ 69,739
Tax benefits related to the capital construction fund                           71,738      64,493
Costs capitalized and amortized for statement, expensed for tax                  7,869       6,457
Other -- net                                                                     8,070      17,710
--------------------------------------------------------------------------------------------------
      Total deferred tax liabilities                                           171,536     158,399
--------------------------------------------------------------------------------------------------
Deferred tax assets:
Capital leases                                                                   1,148       1,494
Other comprehensive income -- Note L                                            11,737          --
Alternative minimum tax credit carryforwards, which can be carried forward
   indefinitely                                                                 26,981      38,856
--------------------------------------------------------------------------------------------------
      Total deferred tax assets                                                 39,866      40,350
--------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                   131,670     118,049
Current portion of net deferred tax (assets)/liabilities                          (500)        300
--------------------------------------------------------------------------------------------------
Long-term portion of net deferred tax liabilities                            $ 132,170    $117,749
==================================================================================================

The components of income before federal income taxes, extraordinary gain and cumulative effect of change in accounting principle follow:

In thousands for the year ended December 31,      2001       2000      1999
----------------------------------------------------------------------------
Foreign                                        $136,395   $117,105   $ 9,528
Domestic                                         18,050     15,081     9,987
----------------------------------------------------------------------------
                                               $154,445   $132,186   $19,515
============================================================================

Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The components of the provision for federal income taxes follow:

In thousands for the year ended December 31,          2001      2000      1999
--------------------------------------------------------------------------------
Current                                            $ 27,142  $ 14,299  $ (1,455)
Deferred                                             25,862    32,221     7,668
--------------------------------------------------------------------------------
                                                   $ 53,004  $ 46,520  $  6,213
================================================================================

Actual federal income taxes paid amounted to $6,100,000 in 2001 ($3,100,000 of which related to 2000) and $9,850,000 in 2000 ($950,000 of which related to
1999). A federal income tax refund of approximately $7,900,000, all of which related to prior years, was received in 1999.

Reconciliations of the actual federal income tax rate attributable to pretax income before extraordinary gain and cumulative effect of change in accounting principle and the U.S. statutory income tax rate follow:

In thousands for the year ended December 31,           2001      2000      1999
--------------------------------------------------------------------------------
Actual federal income tax provision rate               34.3%     35.2%     31.8%
Adjustments due to:
   Dividends received deduction                         0.1%      0.1%      2.1%
   Income not subject to U.S. income taxes              0.7%      0.7%       --
   Other                                               (0.1%)    (1.0%)     1.1%
--------------------------------------------------------------------------------
U.S. statutory income tax provision rate               35.0%     35.0%     35.0%
================================================================================

Note K -- Capital Stock and Per Share Amounts:

The Company's Board of Directors ("Board"), has authorized the repurchase of up to 6,000,000 shares of the Company's common stock from time to time in the open market. Such purchases will be made at the Company's discretion and take into account such factors as price and prevailing market conditions. As of December 31, 2001, a total of 3,123,100 shares have been repurchased.

The Company's 1989 nonqualified stock option plan, as amended, covered 570,000 treasury shares. Options were granted to certain officers of the Company for the purchase of all the shares covered by the amended plan, at $14.00 per share (the market price at date of grant). Options covering 100,000 shares are outstanding and remain exercisable until October 2003.

The Company has granted options under its 1990 nonqualified stock option plan, as amended at exercise prices ranging from $14.00 to $19.50 per share (the market prices at the dates of grant). Options covering 133,839 shares are outstanding and remain exercisable over various periods that end between 2003 and 2005.

The Company's 1998 stock option plan, as amended, provides for options for up to 2,800,000 shares to be granted at exercise prices of at least market value at the date of grant. Options granted vest and become exercisable over a three-year period and expire ten years from the date of grant. Options covering 1,571,150 shares are outstanding with exercise prices ranging from $12.50 to $16.00 per share (the market prices at dates of grant). Options covering 852,457 shares are available for grant under the 1998 stock option plan as of December 31, 2001.

In February 1999, the Board adopted the 1999 non-employee director (as defined) stock option plan, making available up to 150,000 shares of the Company's stock. The plan provides for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vest and become exercisable over a three-year period, annual options vest and become exercisable one year from the date of the grant. All options expire ten years from the date of grant. Options covering 88,500 shares are outstanding with exercise prices ranging from $13.30 to $29.67 per share (the market prices at dates of grant). Options covering 54,000 shares are available for grant under the 1999 non-employee director stock option plan as of December 31, 2001.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 1998                              1,128,961
Granted                                                                 881,292
Forfeited                                                              (214,167)
Exercised                                                                    --
--------------------------------------------------------------------------------
Options Outstanding at December 31, 1999                              1,796,086
Granted                                                                 722,000
Forfeited                                                               (25,236)
Exercised ($13.30 to $16.00 per share)                                 (308,821)
--------------------------------------------------------------------------------
Options Outstanding at December 31, 2000                              2,184,029
Granted                                                                   9,000
Forfeited                                                               (22,814)
Exercised  ($13.81 to $16.00 per share)                                (276,726)
--------------------------------------------------------------------------------
Options Outstanding at December 31, 2001                              1,893,489
--------------------------------------------------------------------------------
Options Exercisable at December 31, 2001                              1,133,490
================================================================================

The weighted average remaining contractual life of the outstanding stock options at December 31, 2001 was 7.2 years. The weighted average exercise price of the stock options outstanding at December 31, 2001 was $14.28.

The Company follows APB 25 and related interpretations in accounting for its stock options. Compensation cost for the Company's stock option plans determined using the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), for grants made subsequent to 1994, would have reduced net income for 2001, 2000 and 1999 by $1,527,000 ($.04 per share), $1,382,000 ($.04 per share) and $1,437,000 ($.04 per share), respectively. For purposes of applying FAS 123, the fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk free interest rates of 4.2%, 5.0% and 6.8%, dividend yields of 2.0%, 4.1% and 4.7%, expected stock price volatility factors of .45, .37 and ..42, and expected lives of 7.7, 7.7 and 7.8 years. The weighted average grant-date fair values of options granted in 2001, 2000 and 1999 were $12.71, $4.41 and $4.17, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Basic net income per share is based on the following weighted average number of common shares outstanding during each year: 34,168,944 shares (2001), 33,870,154 shares (2000) and 35,711,705 shares (1999). Diluted net income per share, which gives effect to the aforementioned stock options, is based on the following weighted average number of shares during each year: 34,696,823 shares (2001), 34,315,257 shares (2000) and 35,724,725 shares (1999).

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

Note L -- Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, follow:

In thousands at December 31,                                 2001          2000
--------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities        $(16,445)   $     (104)
Unrealized losses on derivative instruments                 (6,014)           --
Minimum pension liability                                   (3,824)           --
--------------------------------------------------------------------------------
                                                          $(26,283)   $     (104)
================================================================================

At December 31, 2001, the Company expects to reclassify $7,209,000 of net losses on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt, and the receipt of charter revenues denominated in Japanese yen.

The components of the change in the accumulated unrealized gain/(loss) on derivative instruments, net of related taxes follow:

In thousands for the year ended December 31, 2001
--------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle -- Note A10                $ 3,455
Reclassification adjustments for (gains)/losses included in net income, net:
      Interest expense                                                           3,129
      Shipping revenues                                                         (1,670)
      Other income*                                                             (2,902)
Change in unrealized loss on derivative instruments                             (8,026)
--------------------------------------------------------------------------------------
                                                                               $(6,014)
======================================================================================

* This amount was included in other income in the first quarter of 2001 and relates to a foreign currency swap reclassified upon receipt of notice that the charter extension to which such swap applied would not be exercised.

The income tax expense/(benefit) allocated to each component of other comprehensive income/(loss) follows:

In thousands for the year ended December 31,               2001        2000        1999
----------------------------------------------------------------------------------------
Unrealized gains on available-for-sale securities       $  2,871     $ 7,945     $   800
Unrealized losses on derivative instruments               (2,461)         --          --
Minimum pension liability                                 (2,059)         --          --
Reclassification adjustments included in net income:
    Gains on sale of securities                           (9,816)     (1,645)     (1,075)
    Gains on derivative instruments                         (777)         --          --
----------------------------------------------------------------------------------------
                                                        $(12,242)    $ 6,300     $  (275)
========================================================================================

Note M -- Leases:

1.    Charters-in:

      The future minimum commitments under charters-in are as follows:

      In thousands at December 31, 2001                      Capital      Operating
      -----------------------------------------------------------------------------
      2002                                                 $  11,986    $    36,491
      2003                                                    12,751         35,402
      2004                                                     9,270         25,779
      2005                                                     9,691         15,059
      2006                                                     9,692          1,065
      Thereafter                                              46,062             --
      -----------------------------------------------------------------------------
      Net minimum lease payments                              99,452        113,796
      Less amount representing interest                       34,095             --
      -----------------------------------------------------------------------------
      Present value of net minimum lease payments          $  65,357     $  113,796
      =============================================================================

      The total rental expense for charters accounted for as operating leases amounted to $51,904,000 in 2001 (including the $14,612,000 referred to in Note E), $51,053,000 in 2000 (including the $8,868,000 referred to in Note
      E) and $25,908,000 in 1999.

      Included in rental expense during 2001, 2000 and 1999 is $7,889,000, $7,366,000, and $9,159,000, respectively, for the charter in of a VLCC from a 50% owned joint venture.

2.    Charters-out:

      The future minimum revenue expected to be received on noncancelable time charters and bareboat charters are as follows:

      In thousands at December 31, 2001
      -------------------------------------------------------------------------
      2002                                                        $    77,602
      2003                                                             70,565
      2004                                                             58,234
      2005                                                             17,069
      2006                                                              1,313
      -------------------------------------------------------------------------
      Net minimum lease payments                                  $   224,783
      -------------------------------------------------------------------------

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

      Included in shipping revenue during 2001, 2000, and 1999 is $28,052,000, $37,486,000 and $26,259,000 received from the bareboat charter out of four (five prior to October 2000) U.S. Flag Crude Tankers to ATC, a 37.5% owned joint venture.

Note N -- Pension and Other Postretirement Benefit Plans:

The Company is the sponsor of a noncontributory defined benefit pension plan covering substantially all of its domestic shore-based employees. Retirement benefits are based primarily on years of service and compensation earned during the last years of employment. The Company's policy is to fund pension costs as accrued, but not in excess of amounts allowable under income tax regulations. The Company has an unfunded, nonqualified supplemental pension plan covering certain employees, which provides for additional benefits that would otherwise have been payable to such employees under the Company's pension plan in the absence of limitations imposed by income tax regulations. The accrued benefit liabilities for this supplemental plan were $15,513,000 and $7,983,000 at December 31, 2001 and 2000, respectively, and have been reflected in the accrued benefit costs shown in the table below.

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

Certain information as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 with respect to the above domestic plans follows:

                                                     Pension benefits          Other benefits
                                                  ---------------------     --------------------
In thousands at December 31,                        2001         2000         2001        2000
------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year           $ 39,486     $ 33,234     $  6,504    $  4,636
Cost of benefits earned (service cost)               1,053          908           69         135
Interest cost on benefit obligation                  2,993        2,361          318         324
Plan participants' contributions                        --           --           75          58
Amendments and changes in prescribed interest
   rates                                             1,012          356       (2,920)         --
Benefits paid                                       (3,882)      (3,586)        (459)       (360)
Terminations, curtailments and settlements           2,490           --          285          --
------------------------------------------------------------------------------------------------
   Benefit obligation at December 31                43,152       33,273        3,872       4,793
================================================================================================
Change in plan assets:
Fair value of plan assets at beginning of year      36,976       37,274           --          --
Actual return on plan assets                         5,617        2,668           --          --
Benefits paid                                       (3,816)      (2,966)          --          --
Curtailments and settlements                            --           --           --          --
------------------------------------------------------------------------------------------------
   Fair value of plan assets at December 31         38,777       36,976           --          --
------------------------------------------------------------------------------------------------
Funded status at December 31 (unfunded)             (4,375)       3,703       (3,872)     (4,793)
Unrecognized prior-service costs                       405        1,080       (1,414)         --
Unrecognized net actuarial (gain)/loss               3,645       (1,676)         399        (935)
Unrecognized transition obligation                      --           --          228       2,562
Additional minimum liability                        (6,352)      (1,171)          --          --
------------------------------------------------------------------------------------------------
Prepaid/(accrued) benefit cost
   at December 31                                 $ (6,677)    $  1,936     $ (4,659)   $ (3,166)
===============================================================================================

In thousands for the year ended                   Pension benefits                  Other benefits
December 31,                             ------------------------------      ---------------------------
                                           2001        2000        1999        2001      2000      1999
--------------------------------------------------------------------------------------------------------
Components of expense:
Cost of benefits earned                  $ 1,053     $   908     $ 1,150     $    69     $ 135     $ 164
Interest cost on benefit obligation        2,993       2,361       2,552         318       324       374
Expected return on plan assets            (3,466)     (3,314)     (3,540)         --        --        --
Amortization of prior-service costs          656         757         224        (128)        7        --
Amortization of transition obligation         --        (261)       (261)         48       176       197
Recognized net actuarial loss/(gain)         447          23         190          36       (52)       (6)
--------------------------------------------------------------------------------------------------------
Net periodic benefit cost                  1,683         474         315         343       590       729
(Gain)/loss on terminations,
   curtailments and settlements            1,815          --        (527)      1,535        --       247
--------------------------------------------------------------------------------------------------------
Net periodic benefit cost after
   terminations, curtailments and
   settlements                           $ 3,498     $   474     $  (212)    $ 1,878     $ 590     $ 976
========================================================================================================

The 2001 loss on terminations, curtailments and settlements has been included in the restructuring charge.

The weighted average discount rate and assumed rate of future compensation increases used in determining the benefit obligation at December 31, 2001 were 7.8% and 4%, respectively. The expected long-term return on plan assets was 9%. The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is 4%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:


In thousands                                                         1% increase      1% decrease
-------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components in 2001           $ 33          $  (27)
Effect on postretirement benefit obligation as of
   December 31, 2001                                                      $205          $ (182)

The Company also has a 401(k) employee savings plan covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Employer matching contributions to the plan are at the discretion of the Company. Certain subsidiaries make contributions to union-sponsored multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to domestic multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 2001. Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2001.

Note O -- Restructuring Charge:

In the first quarter of 2001, the Company completed a review of its ship management and administrative functions and adopted a plan to transfer a major portion of such functions to its subsidiary in Newcastle, United Kingdom, resulting in New York headquarters staff reductions numbering approximately 100 persons. In connection with such staff reductions, the Company recorded a restructuring charge of $10,439,000. The charge includes $8,869,000 related to employee termination and severance costs associated with the reduction in workforce and $1,570,000 for the disposal of certain assets. A liability of $2,345,000 is included in sundry liabilities and accrued expenses in the consolidated balance sheet as of December 31, 2001.

Note P -- Other Income (Net):

Other income (net) consists of:

In thousands for the year ended December 31,                  2001         2000        1999
--------------------------------------------------------------------------------------------
Investment income:
   Interest                                                $  9,789     $  9,766     $12,239
   Dividends                                                  6,004        1,280       1,343
   Gain on sale of securities -- net (based on first-in,
      first-out method)                                      27,227        3,513       1,884
   Foreign currency exchange loss on available-for-sale
      securities                                                (49)          --          --
--------------------------------------------------------------------------------------------
                                                             42,971       14,559      15,466
Gain on disposal of vessels -- net                              436       21,064       1,824
Gain on derivative transactions                               4,465           --       2,804
Miscellaneous -- net                                            448       (1,482)      1,776
--------------------------------------------------------------------------------------------
                                                           $ 48,320     $ 34,141     $21,870
============================================================================================

Gains on sale of securities are net of realized losses of $5,665,000 (2001), $18,805,000 (2000) and $7,713,000 (1999).

Note Q -- Planned Vessel Dispositions:

In 1997, the Company recorded an impairment loss of $26,536,000 to reduce the carrying amount of ten older and less efficient Dry Bulk Carriers to their estimated disposal value (net of disposal costs). As a result of continued weakness in world dry bulk markets, the Company decided during 1998 to extend the period over which it expected to dispose of such vessels and recorded an additional impairment charge of $65,400,000. During 1999, the Company completed its dry bulk disposal program and recognized a gain of $12,404,000.

In 1998, the Company recorded an impairment loss of $19,700,000 to reduce the carrying amount of seven older and less efficient tankers to their estimated disposal value. During 1999, the Company sold five of these tankers. The two remaining tankers began participating in the U.S. grain trade program and, accordingly, were reclassified from vessels held for disposal to vessels as of December 31, 1999. In 2001, one of these tankers was sold and a gain of $436,000 was recorded in other income.

In 1998, the Company recorded an impairment charge of $5,900,000 to reduce the carrying value of its investment in joint ventures to reflect the Company's share of the expected loss on disposal of three older and less efficient tankers. The vessels were sold in 1999 for a gain, the Company's share of which was $1,600,000. The charge and subsequent gain were included in equity in income of joint ventures in 1998 and 1999, respectively.

Note R -- Commitments:

 As of December 31, 2001, the Company had non-cancelable contracts for the construction of five double-hulled foreign flag tankers (excluding two VLCCs in which the Company has a 33.3% interest), scheduled for delivery between late-February 2002 and early-January 2004, with an aggregate unpaid cost of approximately $143,100,000. Unpaid costs, which are net of $112,500,000 of progress payments and prepayments, will be funded as follows: $74,400,000 in 2002 and $68,700,000 in 2003. The progress payments and prepayments are covered by refundment guaranties.

 As of December 31, 2001, joint ventures in which the Company has a 33.3% interest had non-cancelable contracts for the construction of two double-hulled VLCCs, scheduled for delivery in late February and June 2002, with an aggregate unpaid cost of approximately $120,200,000. Unpaid costs are net of $36,800,000 of progress payments. Long-term bank financing exists for $105,000,000 of the unpaid cost of these vessels. In connection with the bank financing, the partners will severally issue guaranties covering a portion of the loan balance.

Note S -- 2001 and 2000 Quarterly Results of Operations (Unaudited):

Results of Operations for Quarter
Ended (in thousands, except per
share amounts)                        March 31,       June 30,     Sept. 30,      Dec. 31,
------------------------------------------------------------------------------------------
2001
Shipping revenues                    $  149,739     $  129,127    $   97,435    $   93,032
Income from vessel operations            57,497         47,348        16,900         8,941
Gain on disposal of vessels -- net           --            436            --            --
Net income                           $   40,363     $   42,711    $   11,162    $    7,205
------------------------------------------------------------------------------------------
Basic net income per share           $     1.19     $     1.25    $     0.33    $     0.21
Diluted net income per share         $     1.17     $     1.23    $     0.32    $     0.21
==========================================================================================
2000
Shipping revenues                    $   84,041     $  103,203    $  129,535    $  150,839
Income from vessel operations             5,275         25,749        46,402        56,640
Gain on disposal of vessels -- net           --             --            --        21,064
Income before extraordinary gain          5,013*        10,406        26,765        47,634
Net income                           $    5,013     $   10,979    $   26,765    $   47,634
------------------------------------------------------------------------------------------
Basic net income per share           $     0.15     $     0.32    $     0.79    $     1.40
Diluted net income per share         $     0.15     $     0.32    $     0.78    $     1.38
==========================================================================================

* Reflects the cumulative effect of change in accounting principle (net of income taxes of $1,800) of $4,152, or $.12 per share.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders
Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, in 2000 the Company changed its method of accounting for net voyage revenues for vessels operating on voyage charters.


                                                               Ernst & Young LLP

New York, New York
February 20, 2002

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

      See Item 13 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See Item 13 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for under Items 10, 11, 12 and 13 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) The following consolidated financial statements of the Company are filed in response to Item 8.

                   Consolidated Balance Sheets at December 31, 2001 and 2000.

                   Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999.

                   Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

                   Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

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

        4(a) Rights Agreement dated as of October 20, 1998 between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, with the form of Right Certificate attached as Exhibit A thereto and the Summary of Rights to Purchase Shares attached as Exhibit B thereto (filed as Exhibit 4.1 to the registrant's Registration Statement on Form 8-A filed November 9, 1998 and incorporated herein by reference).

        4(b)(1) Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed as Exhibit 4(d)(1) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

        4(b)(2) Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(d)(2) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

        4(b)(3) Form of 8% Notes due December 1, 2003 of the registrant (filed as Exhibit 4(d)(3) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

        4(b)(4) Form of 8-3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(d)(4) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

        4(c) Credit Agreement dated April 18, 2000 among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

      **4(d) Credit Agreement dated December 12, 2001 among the registrant, two subsidiaries of the registrant and certain banks.

      **4(e) Amendment dated January 22, 2002 to the Credit Agreement listed at Exhibit 4(d).

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

       10(iii)(o)   Form of Amendment to the agreements listed as Exhibits
                    10(iii)(c) and 10(iii)(d) hereto (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

      10(iii)(p)    Form of Amendment to the agreements listed as Exhibits
                    10(iii)(e), 10(iii)(f), 10(iii)(h) and 10(iii)(i) hereto
                    (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

      **13 Such portions of the Annual Report to shareholders for 2001 as are expressly incorporated herein by reference.

      **21          List of subsidiaries of the registrant.

      **23          Consent of Independent Auditors of the registrant.

------------------------------
(1) The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2) The Exhibits which have not previously been filed or listed or are being refiled are marked with two asterisks (**).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2002

                                      OVERSEAS SHIPHOLDING GROUP, INC.


                                      By           /s/ Myles R. Itkin
                                        ----------------------------------------
                                                     Myles R. Itkin
                                                 Senior Vice President,
                                          Chief Financial Officer and Treasurer

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

                       Name                        Date

/s/ Morton P. Hyman                                March 22, 2002
------------------------------------------
Morton P. Hyman, Principal
Executive Officer and Director

/s/ Myles R. Itkin                                 March 22, 2002
------------------------------------------
Myles R. Itkin, Principal
Financial Officer and
Principal Accounting Officer

/s/ Alan R. Batkin                                 March 22, 2002
------------------------------------------
Alan R. Batkin, Director

/s/ Robert N. Cowen                                March 22, 2002
------------------------------------------
Robert N. Cowen, Director

/s/ Charles Fribourg                               March 22, 2002
------------------------------------------
Charles Fribourg, Director

/s/ William L. Frost                               March 22, 2002
------------------------------------------
William L. Frost, Director

/s/ Stanley Komaroff                               March 22, 2002
------------------------------------------
Stanley Komaroff, Director

                       Name                        Date

/s/ Solomon N. Merkin                              March 22, 2002
------------------------------------------
Solomon N. Merkin, Director

/s/ Joel I. Picket                                 March 22, 2002
------------------------------------------
Joel I. Picket, Director

/s/ Ariel Recanati                                 March 22, 2002
------------------------------------------
Ariel Recanati, Director

/s/ Oudi Recanati                                  March 22, 2002
------------------------------------------
Oudi Recanati, Director

/s/ Michael J. Zimmerman                           March 22, 2002
------------------------------------------
Michael J. Zimmerman, Director

                                  Exhibit Index

(a)(1) The following consolidated financial statements of the Company are filed in response to Item 8.

               Consolidated Balance Sheets at December 31, 2001 and 2000.

               Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999.

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

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

4(a) Rights Agreement dated as of October 20, 1998 between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, with the form of Right Certificate attached as Exhibit A thereto and the Summary of Rights to Purchase Shares attached as Exhibit B thereto (filed as Exhibit 4.1 to the registrant's Registration Statement on Form 8-A filed November 9, 1998 and incorporated herein by reference).

4(b)(1) Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed as Exhibit 4(d)(1) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

4(b)(2) Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(d)(2) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

  4(b)(3)      Form of 8% Notes due December 1, 2003 of the registrant (filed as
               Exhibit 4(d)(3) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

  4(b)(4) Form of 8-3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(d)(4) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

  4(c) Credit Agreement dated April 18, 2000 among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

**4(d) Credit Agreement dated December 12, 2001 among the registrant, two subsidiaries of the registrant and certain banks.

**4(e) Amendment dated January 22, 2002 to the Credit Agreement listed at Exhibit 4(d).

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

10(iii)(o)     Form of Amendment to the agreements listed as Exhibits 10(iii)(c)
               and 10(iii)(d) hereto (filed as Exhibit 10.1 to the registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

10(iii)(p)     Form of Amendment to the agreements listed as Exhibits
               10(iii)(e), 10(iii)(f), 10(iii)(h) and 10(iii)(i) hereto (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

**13 Such portions of the Annual Report to shareholders for 2001 as are expressly incorporated herein by reference.

**21           List of subsidiaries of the registrant.

**23           Consent of Independent Auditors of the registrant.

-----------------------------------
(1) The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2) The Exhibits which have not previously been filed or listed or are being refiled are marked with two asterisks (**).