Form 10-Q
period 2002-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2002-05-13
CIK 75208

Form 10-Q
                                                                          Page 1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number  1-6479-1


                        OVERSEAS SHIPHOLDING GROUP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     13-2637623
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

511 Fifth Avenue, New York, New York                                       10017
(Address of principal executive offices)                              (Zip Code)

(212) 953-4100
Registrant's telephone number, including area code

No Change
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Shares outstanding as of May 10, 2002 - 34,400,044

                                                                       Form 10-Q
                                                                          Page 2
                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                                                         MARCH 31,   DECEMBER 31,
                                                                           2002         2001
                                                                        ----------   ------------
                                                                        (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents                                               $   13,001   $   30,256
Investments in marketable securities                                        46,626       69,958
Receivables, including unbilled voyage receivables of $15,972
   and $18,221                                                              31,146       38,054
Inventories and prepaid expenses                                             8,129        8,354
                                                                        ----------   ----------
       Total Current Assets                                                 98,902      146,622

Capital Construction Fund                                                  238,569      232,971
Vessels, at cost, less accumulated depreciation of $449,535 and
   $434,442 - Note G                                                     1,315,613    1,307,311
Vessels under Capital Leases, less accumulated amortization of
   $85,026 and $83,681                                                      37,064       38,408
Investments in Joint Ventures - Note E                                     144,228      149,775
Other Assets                                                                88,390       89,188
                                                                        ----------   ----------
       Total Assets                                                     $1,922,766   $1,964,275
                                                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                        $    4,168   $    3,132
Sundry liabilities and accrued expenses                                     24,480       34,880
Federal income taxes                                                            --       23,756
Short-term debt and current installments of long-term debt                  12,600       17,600
Current obligations under capital leases                                     6,243        6,164
                                                                        ----------   ----------
       Total Current Liabilities                                            47,491       85,532

Long-term Debt - Note G                                                    789,607      795,736
Obligations under Capital Leases                                            58,287       59,193
Deferred Federal Income Taxes ($136,696 and $132,170), Deferred
   Credits and Other Liabilities - Notes F and H                           204,745      210,388

Shareholders' Equity - Notes H and I                                       822,636      813,426
                                                                        ----------   ----------
       Total Liabilities and Shareholders' Equity                       $1,922,766   $1,964,275
                                                                        ==========   ==========

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 3

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                   ----------------------
                                                   MARCH 31,    MARCH 31,
                                                     2002         2001
                                                   ---------    ---------
Shipping Revenues - Note C:
Voyage charter revenues                            $  21,299    $  82,224
Time and bareboat charter revenues, including
   vessels operating in certain pools                 52,196       67,515
                                                   ---------    ---------
                                                      73,495      149,739
Voyage expenses                                       (9,616)     (22,995)
                                                   ---------    ---------
Time Charter Equivalent Revenues                      63,879      126,744
                                                   ---------    ---------
Ship Operating Expenses:
Vessel expenses                                       21,291       19,636
Time and bareboat charter hire expenses                6,347       14,306
Depreciation and amortization                         18,860       16,886
General and administrative                             7,846        9,874
Restructuring charge - Note J                             --        8,545
                                                   ---------    ---------
Total Ship Operating Expenses                         54,344       69,247
                                                   ---------    ---------

Income from Vessel Operations                          9,535       57,497
Equity in Income of Joint Ventures - Note E            1,945        5,308
                                                   ---------    ---------
Operating Income                                      11,480       62,805
Other Income - net - Note K                            2,535        8,987
                                                   ---------    ---------
                                                      14,015       71,792

Interest Expense                                      12,946       11,199
                                                   ---------    ---------

Income before Federal Income Taxes                     1,069       60,593
Provision for Federal Income Taxes - Note H              325       20,230
                                                   ---------    ---------
Net Income                                         $     744    $  40,363
                                                   =========    =========

Per Share Amounts - Note L2:
   Basic net income                                $    0.02    $    1.19
                                                   =========    =========
   Diluted net income                              $    0.02    $    1.17
                                                   =========    =========
   Cash dividends declared                         $    0.15    $    0.15
                                                   =========    =========

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                          MARCH 31,   MARCH 31,
                                                            2002        2001
                                                          ---------   ---------
Net cash provided by/(used in) operating activities       $ (8,723)   $ 76,489
                                                          --------    --------

Cash Flows from Investing Activities:
Purchases of marketable securities                              --     (65,906)
Proceeds from sales of marketable securities                29,587      23,511
Expenditures for vessels, including $22,700 and $28,562
   related to vessels under construction                   (23,390)    (28,798)
Investments in and advances to joint ventures               (4,451)    (16,286)
Distributions from joint ventures                            5,087       2,351
Other - net                                                  1,271        (179)
                                                          --------    --------
Net cash provided by/(used in) investing activities          8,104     (85,307)
                                                          --------    --------

Cash Flows from Financing Activities:
Issuance of long-term debt                                      --      13,000
Payments on debt and obligations under capital leases      (11,777)       (748)
Cash dividends paid                                         (5,147)     (5,109)
Issuance of common stock upon exercise of stock options      1,436       1,596
Other - net                                                 (1,148)          8
                                                          --------    --------
Net cash provided by/(used in) financing activities        (16,636)      8,747
                                                          --------    --------

Net decrease in cash and cash equivalents                  (17,255)        (71)
Cash and cash equivalents at beginning of period            30,256      15,781
                                                          --------    --------
Cash and cash equivalents at end of period                $ 13,001    $ 15,710
                                                          ========    ========

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              DOLLARS IN THOUSANDS
                                   (UNAUDITED)

                                                                                                         Accumulated
                                                                                                            Other
                                                          Paid-in                     Treasury Stock    Comprehensive
                                             Common      Additional   Retained    ---------------------    Income/
                                             Stock*       Capital     Earnings     Shares       Amount     (Loss)**       Total
                                            ---------    ----------   ---------   ---------   --------- -------------   ---------
Balance at January 1, 2002                  $  39,591    $ 103,529    $ 769,457   5,312,867   $ (72,868)   $ (26,283)   $ 813,426
                                                                                                                        ---------
Net Income                                                                  744                                               744
Net Unrealized Holding Gains on
   Available-For-Sale Securities                                                                               8,559        8,559
Effect of Derivative Instruments                                                                               2,613        2,613
Minimum Pension Liability                                                                                        279          279
                                                                                                                        ---------
Comprehensive Income                                                                                                       12,195
                                                                                                                        ---------
Cash Dividends Declared                                                  (5,147)                                           (5,147)
Deferred Compensation Related to Options
   Granted                                                     566                                                            566
Options Exercised and Employee Stock
   Purchase Plan                                                35                  (93,381)      1,401                     1,436
Tax Benefit Related to Options Exercised                       160                                                            160
                                            ---------    ---------    ---------   ---------   ---------    ---------    ---------
Balance at March 31, 2002                   $  39,591    $ 104,290    $ 765,054   5,219,486   $ (71,467)   $ (14,832)   $ 822,636
                                            =========    =========    =========   =========   =========    =========    =========

Balance at January 1, 2001                  $  39,591    $  99,009    $ 688,528   5,604,275   $ (76,857)   $    (104)   $ 750,167
                                                                                                                        ---------
Net Income                                                               40,363                                            40,363
Cumulative Effect of Change in Accounting
   Principle, net of taxes of $1,861 -
   Note B                                                                                                      3,455        3,455
Net Unrealized Holding Gains on
   Available-For-Sale Securities                                                                               8,443        8,443
Effect of Derivative Instruments                                                                              (2,949)      (2,949)
                                                                                                                        ---------
Comprehensive  Income                                                                                                      49,312
                                                                                                                        ---------
Cash Dividends Declared                                                  (5,109)                                           (5,109)
Deferred Compensation Related to Options
   Granted                                                     566                                                            566
Options Exercised and Employee Stock
   Purchase Plan                                               218                 (102,099)      1,378                     1,596
Tax Benefit Related to Options Exercised                       380                                                            380
                                            ---------    ---------    ---------   ---------   ---------    ---------    ---------
Balance at March 31, 2001                   $  39,591    $ 100,173    $ 723,782   5,502,176   $ (75,479)   $   8,845    $ 796,912
                                            =========    =========    =========   =========   =========    =========    =========

*Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.

**Amounts are net of tax.

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6
                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The condensed consolidated statements of income and cash flows for the three months ended March 31, 2001 have been reclassified to conform with the 2002 presentation of certain items.

Note B - Change in Accounting for Derivatives and Hedging Activities:

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

                                                                       Form 10-Q
                                                                          Page 7

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C -Segment Reporting:

The Company has five reportable segments: Foreign Flag VLCCs, Aframaxes, and Product Carriers, and U. S. Flag Crude Tankers and Dry Bulk Carriers. Information about the Company's reportable segments as of and for the three month periods ended March 31, 2002 and 2001 follows:

                                                   Foreign Flag                     U.S. Flag
                                        -----------------------------------  -------------------------
                                                                 Product        Crude      Dry Bulk
In thousands                              VLCCs      Aframaxes  Carriers       Tankers     Carriers    All other     Totals
---------------------------------------------------------------------------  --------------------------------------------------
Three months ended March 31, 2002:
  Shipping revenues **                   $  17,722  $   16,593  $  13,159     $   7,013     $   8,427   $  10,581  $   73,495
  Time charter equivalent revenues          17,262      16,557      8,871         7,013         3,668      10,508      63,879
  Income/(loss) from vessel operations       2,852       6,042      2,821         3,425        (1,344)      3,585      17,381*
  Equity in income of joint ventures         1,118        (326)                   1,153                                 1,945
Total assets at March 31, 2002             847,321     429,862     98,410         3,783         8,073     163,832   1,551,281

Three months ended March 31, 2001:
  Shipping revenues **                      38,033      50,695     27,831         7,013         8,216      17,951     149,739
  Time charter equivalent revenues          37,912      38,042     23,542         7,013         2,386      17,849     126,744
  Income/(loss) from vessel operations      26,385      29,255     16,739         3,891        (3,613)      3,259      75,916*
  Equity in income of joint ventures         2,236       1,811                    1,228                        33       5,308
Total assets at March 31, 2001             782,764     402,191    111,884         2,116        18,108     175,606   1,492,669


* Segment totals for income/(loss) from vessel operations are before general and administrative expenses and the restructuring charge.

** Beginning in 2002, operation of the PDV Marina/OSG Aframax pool, now doing business as Aframax International, changed to be substantially similar to the operations of the Tankers and dry bulk carrier pools. Accordingly, in the first quarter of 2002, Aframax International began reporting results on a time charter equivalent basis (after reduction for voyage expenses). Prior to 2002, revenues of the Aframaxes are reported on a voyage charter basis, that is, before reduction for voyage expenses, which aggregated $12,653 for the first quarter of 2001.

      For vessels operating in pools or on time or bareboat charters shipping revenues are substantially the same as time charter equivalent revenues.

                                                                       Form 10-Q
                                                                          Page 8

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C -Segment Reporting (continued):

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

                                                           IN THOUSANDS AS OF
                                                  ----------------------------------
                                                   MARCH 31, 2002    MARCH 31, 2001
                                                  ----------------  ----------------
Total assets of all segments                      $      1,551,281  $      1,492,669
Corporate cash and securities, including capital
  construction fund                                        298,196           342,643
Other unallocated amounts                                   73,289            76,395
                                                  ----------------  ----------------
Consolidated total assets                         $      1,922,766  $      1,911,707
                                                  ================  ================

Note D - Assets and Liabilities of Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign subsidiaries, whose operations are principally conducted in U.S. dollars, follows:

                                                               IN THOUSANDS AS OF
                                                        ---------------------------------
                                                            MARCH 31,       DECEMBER 31,
                                                              2002              2001
                                                        ----------------  ---------------
Current assets                                          $         31,765  $        35,182
Vessels, net                                                   1,268,575        1,259,383
Other assets                                                     193,032          166,238
                                                        ----------------  ---------------
Total Assets                                            $      1,493,372  $     1,460,803
                                                        ================  ===============

Current installments of long-term debt, including
  intercompany of $50,100 and $66,800                   $         62,700  $        79,400
Other current liabilities                                         14,059           16,135
                                                        ----------------  ---------------
Total current liabilities                                         76,759           95,535


Long-term debt, deferred credits and other liabilities           321,499          304,861
Equity                                                         1,095,114        1,060,407
                                                        ----------------  ---------------
Total Liabilities and Equity                            $      1,493,372  $     1,460,803
                                                        ================  ===============

                                                                       Form 10-Q
                                                                          Page 9

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Joint Ventures:

As of March 31, 2002, the Company is a partner in joint ventures that own ten foreign flag vessels (nine VLCCs and one Aframax) and one VLCC newbuilding that is scheduled to be delivered in June 2002. Seven of these VLCCs participate in the Tankers pool and two operate on long-term charters, one to the Company and one to the other joint venture partner, and do not participate in the Tankers pool. The Aframax participates in the Aframax International pool.

A condensed summary of the results of operations of the joint ventures follows:

                                      IN THOUSANDS FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                   --------------------------------------------
                                            2002                      2001
                                   -----------------------   ------------------
Shipping revenues                     $       59,694            $      53,974
Voyage expenses                                   21                      677
                                   -----------------------   ------------------
Time charter equivalent revenues              59,673                   53,297
Ship operating expenses                       49,963                   45,384
                                   -----------------------   ------------------
Income from vessel operations                  9,710                    7,913
Other income                                     191                      229
Interest expense                              (5,687)                  (2,030)
                                   -----------------------   ------------------
Net income                            $        4,214            $       6,112
                                   =======================   ==================

As of March 31, 2002, the joint ventures in which the Company had interests ranging from 30% to 50% had total debt of $323,673,000 and subordinated loans payable to all joint venture partners of $183,615,000. The Company's guaranties in connection with the joint ventures' bank financings, which are otherwise nonrecourse to the joint venture partners, aggregated $32,061,000 at March 31, 2002. The amount of these guaranties reduces as the bank loans are paid down.

Note F - Derivatives:

As of March 31, 2002, the Company is a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $454,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives floating rates based on LIBOR (approximately 2.0% as of March 31, 2002). These agreements contain no leverage features and have various maturity dates from August 2002 to December 2008. As of March 31, 2002, the Company has recorded a liability of $5,233,000 related to the fair values of these swaps in other liabilities.

                                                                       Form 10-Q
                                                                         Page 10

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note G - Debt:

In February 2002, the Company increased its committed short-term line of credit facility to $45,000,000 from $15,000,000. There was no balance outstanding under such facility at March 31, 2002. The Company has unsecured long-term credit facilities aggregating $700,000,000, of which $525,000,000 was used at March 31, 2002.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

Approximately 9.7% of the net book amount of the Company's vessels, representing two foreign flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $10,948,000 (three months ended March 31, 2002) and $8,048,000 (three months ended March 31, 2001), excluding capitalized interest.

Note H - Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax. Prior to 1987, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $3,171,000 (three months ended March 31, 2002) and $69,637,000 (three months ended March 30, 2001), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at March 31, 2002 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of March 31, 2002, since it is intended that such undistributed earnings ($5,900,000 at March 31, 2002) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $2,000,000.

                                                                       Form 10-Q
                                                                         Page 11

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Taxes (continued):

The components of the provision for federal income taxes follow:

                            IN THOUSANDS FOR THE THREE MONTHS ENDED
                                           MARCH 31,
                       -------------------------------------------------
                                2002                      2001
                       -----------------------   -----------------------
Current                  $          (331)          $          10,200
Deferred                             656                      10,030
                       -----------------------   -----------------------
                         $           325           $          20,230
                       =======================   =======================

Federal income taxes paid during the three months ended March 31, 2002 amounted to $24,500,000, all of which related to 2001. Federal income taxes paid during the three months ended March 31, 2001 amounted to $3,100,000, all of which related to 2000.

Note I - Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes follow:

                                                                   IN THOUSANDS AS OF
                                                    -------------------------------------------------
                                                           MARCH 31,               DECEMBER 31,
                                                             2002                      2001
                                                    -----------------------   -----------------------
Unrealized losses on available-for-sale securities    $        (7,886)          $         (16,445)
Unrealized losses on derivative instruments                    (3,401)                     (6,014)
Minimum pension liability                                      (3,545)                     (3,824)
                                                    -----------------------   -----------------------
                                                      $       (14,832)          $         (26,283)
                                                    =======================   =======================

Note J - Restructuring Charge:

In the first quarter of 2001, the Company completed a review of its ship management and administrative functions and adopted a plan to transfer a major portion of such functions to its subsidiary in Newcastle, United Kingdom, resulting in New York headquarters staff reductions numbering approximately 100 persons. In connection with such staff reductions, the Company recorded a restructuring charge of $8,545,000 in the first quarter of 2001. The charge included $6,902,000 related to employee termination and severance costs associated with the reduction in workforce and $1,643,000 for the disposal of certain assets. Additional charges related to this restructuring aggregating $1,894,000 were recognized over the remainder of 2001, in accordance with existing accounting pronouncements. The restructuring has been completed by March 31, 2002. The remaining liability of $1,031,000, for severance costs to be paid over the remaining nine months of 2002, is included in sundry liabilities and accrued expenses in the condensed consolidated balance sheet as of March 31, 2002.

                                                                       Form 10-Q
                                                                         Page 12

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note K - Other Income - net:

Other income - net consists of the following:

                                           IN THOUSANDS FOR THE
                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           ---------------------
                                             2002        2001
                                           ---------   ---------
Investment income:
Interest and dividends                     $   2,537   $   3,344
Gain/(loss) on sale of securities - net         (645)      1,135
Foreign currency exchange gain/(loss) on
   available-for-sale securities                 243      (1,023)
                                           ---------   ---------
                                               2,135       3,456

Gain on derivative transactions                  325       4,456
Miscellaneous - net                               75       1,075
                                           ---------   ---------
                                           $   2,535   $   8,987
                                           =========   =========

Note L - Commitments and Per Share Amounts:

1. As of March 31, 2002, the Company had non-cancelable contracts for the construction of four double-hulled foreign flag tankers (two VLCCs and two Aframaxes), scheduled for delivery between early-April 2002 and January 2004, with an aggregate unpaid cost of approximately $122,900,000. Unpaid costs, which are net of $99,900,000 of progress payments, will be funded as follows:
$54,200,000 (excluding $2,500,000 representing the Company's share of the unpaid cost of a joint venture vessel discussed below) during the remaining nine months of 2002 and $68,700,000 in 2003. The progress payments are covered by refundment guaranties.

In addition, as of March 31, 2002, a joint venture in which the Company has a 33.3% interest had a non-cancelable contract for the construction of one double-hulled VLCC, scheduled for delivery in June 2002, with an unpaid cost of approximately $60,100,000. Long-term bank financing exists for $52,500,000 of such unpaid cost. The joint venture partners will fund the remainder, the Company's share of which is $2,500,000. In connection with the bank financing, the partners will severally issue guaranties covering a portion of the loan balance.

2. Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 34,313,000 shares (three months ended March 31, 2002) and 33,982,000 shares (three months ended March 31, 2001). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 34,604,000 shares (three months ended March 31, 2002) and 34,531,000 shares (three months ended March 31, 2001).

                                                                       Form 10-Q
                                                                         Page 13

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       OPERATIONS AND FINANCIAL CONDITION


General

The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet consists of 52 vessels aggregating 8.1 million dwt, including ten vessels that are owned by joint ventures in which the Company has an average interest of 41%. An additional five newbuildings are scheduled to be delivered in the next 21 months, including one VLCC that will be owned by a joint venture in which the Company has a 33.3% interest.

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

Shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters. Therefore, the Company manages its vessels based on time charter equivalent ("TCE") revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

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

                                                                       Form 10-Q
                                                                         Page 14

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Foreign Flag VLCC Segment

                                                       Spot Market TCE Rates
                                                     VLCCs in the Arabian Gulf
                                                     Q1-2002       Q1-2001
                                                   -------------  ------------
                   Average                         $      13,600  $     53,000
                   High                            $      20,600  $     69,800
                   Low                             $       7,500  $     43,700

During the first quarter of 2002, TCE rates for modern VLCCs operating in the Arabian Gulf plunged to an average of $13,600 per day, more than 70% below the average daily rate of $53,000 per day achieved in the first quarter of 2001. This steep decline in rates was primarily attributable to aggregate additional oil production cuts of almost two million barrels per day by OPEC and certain non-OPEC producers and relatively high crude oil stock levels in North America and Europe, resulting from lackluster industrial production levels and unseasonably mild temperatures. Approximately two-thirds of the cutbacks of 1.5 million barrels per day pledged by OPEC have been borne by member countries in the Arabian Gulf, the primary source of VLCC employment. Moreover, compliance by OPEC members with the announced production cuts has been relatively high. Demand for VLCCs was also adversely affected late in the quarter following the commencement of seasonal turnaround and maintenance programs by several Japanese and South Korean refineries.

Foreign Flag Aframax Segment

                                                      Spot Market TCE Rates
                                                   Aframaxes in the Caribbean
                                                      Q1-2002      Q1-2001
                                                   ------------ ------------
                   Average                         $     12,700 $     36,300
                   High                            $     24,000 $     51,000
                   Low                             $     10,500 $     24,700

Aframaxes are not as reliant on the Arabian Gulf trades and have, therefore, been less affected by cutbacks in OPEC exports. TCE rates for Aframaxes operating in the Caribbean trade were, however, negatively impacted by lower demand and high petroleum inventory levels in North America and Europe. Rates in the first quarter of 2002 declined by 65% to an average of $12,700 per day compared with an average of $36,300 per day in the first quarter of 2001. A decline in VLCC traffic to U.S. Gulf and Atlantic ports also resulted in fewer lightering opportunities for Aframax vessels.

High levels of inventories and a lack of transatlantic arbitrage opportunities, due to the low differential between West Texas Intermediate and Brent crude prices, adversely affected tanker demand in the North Sea. Lower output from the Norwegian North Sea sector, resulting from Norway's pledge to cut oil production, also contributed to the reduction in tanker demand in the North Sea.

                                                                       Form 10-Q
                                                                         Page 15

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Foreign Flag Aframax Segment (continued)

Aframax vessels operating in the Mediterranean benefited from a steady increase in oil production in the Former Soviet Union ("FSU"). Much of this oil is exported through terminals in the Black Sea.

Foreign Flag Product Carriers Segment

                                                      Spot Market TCE Rates
                                                   Panamaxes in the Pacific and
                                                   Bostonmaxes in the Caribbean
                                                       Q1-2002      Q1-2001
                                                    ------------ ------------
                    Panamax Average                 $     12,000 $     45,600
                    Panamax High                    $     13,300 $     58,000
                    Panamax Low                     $      9,500 $     26,000

                    Bostonmax Average               $      9,400 $     24,000
                    Bostonmax High                  $     12,000 $     32,000
                    Bostonmax Low                   $      8,300 $     16,000

TCE rates for Panamax Product Carriers in the Pacific averaged $12,000 per day during the first quarter compared with $45,600 per day in the first quarter of 2001. Weak economic conditions and reduced refinery runs combined to depress trade activity. Refiners in the Far East continued to implement year-on-year cuts in the face of weakening demand. High products inventories in China and India's expansion of refinery capacity also negatively influenced the market.

TCE rates for Bostonmax Product Carriers (approximately 39,000 deadweight tons) in the Caribbean fell to an average of $9,400 per day in the first quarter of 2002 from $24,000 per day in the first quarter of 2001. High products inventory levels in the U.S. and warmer weather during the winter months limited movements into the U.S. Rates strengthened beginning in late March as exports of gasoline from Europe to the U.S. increased to replenish inventories in anticipation of the peak summer driving season.

                                                                       Form 10-Q
                                                                         Page 16

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations:

During the first quarter of 2002, TCE revenues decreased by $62,865,000, or 50%, to $63,879,000 from $126,744,000 in the first quarter of 2001, resulting from a sharp decline in average daily TCE rates partially offset by an increase in revenue days. Approximately 67% of the Company's TCE revenues were derived in the spot market, including vessels in pools, which predominantly operate on voyage charters, compared with 80% in the first quarter of 2001. In the first quarter of 2002, approximately 33% of TCE revenues were generated from time charters and long-term bareboat charters compared with 20% in the first quarter of 2001. The reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a more predictable level of revenues.

During the first quarter of 2002, income from vessel operations decreased by $47,962,000 to $9,535,000 from $57,497,000 in the first quarter of 2001. Income from vessel operations for the 2001 period reflects a restructuring charge of $8,545,000. The reduction resulted from a decrease in average daily TCE rates and revenues for all of the Company's Foreign Flag segments (see Note C to the condensed financial statements for additional information on the Company's segments).

VLCC Segment
                                                   Q1-2002         Q1-2001
                                                --------------  ---------------
TCE revenues (in thousands)                       $   17,262      $   37,912
Running expenses (in thousands)(a)                    14,410          11,527
                                                --------------  ---------------
Income from vessel operations (in thousands)(b)   $    2,852      $   26,385
                                                ==============  ===============
Average daily TCE rate                            $   20,049      $   54,865
Average number of vessels (c)                            9.0             7.0
Average number of vessels chartered in under
 operating leases                                        1.0             1.0
Number of revenue days(d)                                861             691
Number of ship-operating days(e)                         900             720

(a) Running expenses represent vessel expenses, time and bareboat charter hire expenses, and depreciation and amortization.

(b) Income from vessel operations by segment is before general and administrative expenses and the restructuring charge.

(c) The average is calculated to reflect the addition and disposal of vessels during the period.

(d) Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.

(e)   Ship-operating days represent calendar days.

                                                                       Form 10-Q
                                                                         Page 17

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

The VLCC segment includes two vessels that were time chartered out during the periods. The charter on one of these vessels expired at the end of February 2002, at which time the vessel commenced participation in the Tankers pool. The following table presents a breakdown of the VLCC segment between VLCCs generating revenue in the spot market and the two VLCCs generating revenue on time charters.

                                                   Q1-2002          Q1-2001
                                                --------------   ---------------
Spot Market:
  TCE revenues (in thousands)                     $   12,865       $   32,035
  Running expenses (in thousands)                     11,382            8,553
                                                --------------   ---------------
  Income from vessel operations (in thousands)    $    1,483       $   23,482
                                                ==============   ===============
  Average daily TCE rate                          $   17,455       $   62,690
  Number of revenue days                                 737              511

Time Charters:
  TCE revenues (in thousands)                     $    4,397       $    5,877
  Running expenses (in thousands)                      3,028            2,974
                                                --------------   ---------------
  Income from vessel operations (in thousands)    $    1,369       $    2,903
                                                ==============   ===============
  Average daily TCE rate                          $   35,461       $   32,651
  Number of revenue days                                 124              180

During the first quarter of 2002, TCE revenues for the VLCC segment decreased by $20,650,000, or 54%, to $17,262,000 from $37,912,000 in the first quarter of
2001. This reduction in TCE revenues resulted from a decrease of $34,816 per day in the average daily TCE rate earned, partially offset by an increase in the number of revenue days. The increase in revenue days resulted from the delivery of two VLCC newbuildings in the second half of 2001. Running expenses increased by $2,883,000 to $14,410,000 in the first quarter of 2002 from $11,527,000 in the prior year's first quarter as a result of an increase in ship-operating days. Average daily running expenses, however, were relatively unchanged.

Aframax Segment
                                                 Q1-2002            Q1-2001
                                              --------------     ---------------
TCE revenues (in thousands)                     $   16,557         $   38,042
Running expenses (in thousands)                     10,515              8,787
                                              --------------     ---------------
Income from vessel operations (in thousands)    $    6,042         $   29,255
                                              ==============     ===============
Average daily TCE rate                          $   16,217         $   47,257
Average number of vessels                             11.4                8.5
Number of revenue days                               1,021                805
Number of ship-operating days                        1,023                805

                                                                       Form 10-Q
                                                                         Page 18

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the first quarter of 2002, TCE revenues for the Aframax segment decreased by $21,485,000, or 56%, to $16,557,000 from $38,042,000 in the first quarter of
2001. This reduction in TCE revenues resulted from a decrease of $31,040 per day in the average daily TCE rate earned, partially offset by an increase in revenue days resulting from the delivery of four Aframaxes (three in 2001 and one in 2002). TCE revenues for the 2001 quarter include $1,202,000 generated by forward freight agreements. Running expenses increased by $1,728,000 to $10,515,000 in the first quarter of 2002 from $8,787,000 in the prior year's first quarter as a result of an increase in ship-operating days. Average daily running expenses, however, decreased by more than $600 per day.

Product Carrier Segment
                                                 Q1-2002            Q1-2001
                                              --------------     ---------------
TCE revenues (in thousands)                     $    8,871         $   23,542
Running expenses (in thousands)                      6,050              6,803
                                              --------------     ---------------
Income from vessel operations (in thousands)    $    2,821         $   16,739
                                              ==============     ===============
Average daily TCE rate                          $   12,969         $   29,761
Average number of vessels                              8.0                8.0
Average number of vessels chartered in under
  operating leases                                     0.0                1.0
Number of revenue days                                 684                791
Number of ship-operating days                          720                807

During the first quarter of 2002, TCE revenues for the Product Carrier segment decreased by $14,671,000, or 62%, to $8,871,000 from $23,542,000 in the first quarter of 2001. This reduction in TCE revenues resulted from a decrease of $16,792 per day in the average daily TCE rate earned as well as a decrease in revenue days resulting from the expiration in late March 2001 of an operating lease on a chartered-in vessel and an increase in drydocking days for the segment's vessels. Running expenses decreased by $753,000 to $6,050,000 in the first quarter of 2002 from $6,803,000 in the first quarter of 2001 because of a decrease in ship-operating days. Average daily running expenses, however, were relatively unchanged.

U.S. Flag Crude Tanker Segment

TCE revenues in the first quarter of 2002 for the U.S. Flag Crude Tanker segment were unchanged from the first quarter of 2001 because the segment's vessels are bareboat chartered at fixed rates to Alaska Tanker Company ("ATC").

U.S. Flag Dry Bulk Carrier Segment

During the first quarter of 2002, TCE revenues for the U.S. Flag Dry Bulk Carriers segment increased by $1,282,000 to $3,668,000 from $2,386,000 in the first quarter of 2001 reflecting an increase of $5,249 per day in the charter rates earned. Running expenses decreased by $987,000 to $5,012,000 from $5,999,000 in the first quarter of 2001 due to the sale in June 2001 of an older U.S. Flag Product Carrier that had participated in the U.S. grain trade program since the beginning of 2000.

                                                                       Form 10-Q
                                                                         Page 19

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

All Other

The Company also owns and operates a U.S. Flag Pure Car Carrier, two U.S. Flag Handysize Product Carriers operating in the Jones Act trade, and a Foreign Flag Suezmax, all on long-term charter, as well as two Foreign Flag Dry Bulk Carriers that operate in a pool of Capesize Dry Bulk Carriers. TCE revenues decreased by $7,341,000 to $10,508,000 in the first quarter of 2002 from $17,849,000 in the first quarter of 2001 principally because of the Company's reduced participation in the short-term time charter-in of vessels that were commercially managed by the Capesize pool. Running expenses similarly decreased because of the reduction in charter-in expense attributable to such concluded charters. The increase in TCE revenues of $1,571,000 earned in the first quarter of 2002 by the two U.S. Flag Product Carriers, which commenced long-term charters in 2001, was offset by significantly weaker results from the two Foreign Flag Dry Bulk Carriers.

General and Administrative Expenses

During the first quarter of 2002, general and administrative expenses decreased by $2,028,000 to $7,846,000 from $9,874,000 in the first quarter of 2001 principally due to a decrease in cash compensation and related benefits.

Equity in Income of Joint Ventures:

The following is a summary of the Company's interest in its joint ventures, excluding ATC (see discussion below), and the revenue days for the respective vessels since their acquisition date. Revenue days are adjusted for the Company's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. For the VLCCs operating in the Tankers pool, the ownership percentage reflected below is an average as of March 31, 2002. The Company's actual ownership percentages for these joint ventures range from 30% to 49.9%:

                                                                 Number of Revenue Days
                                                                 ----------------------
                                                     Average %   Q1 - 2002   Q1 - 2001
                                                     Ownership
                                                     ----------------------------------
VLCCs participating in Tankers pool                    37.8%           217          55
VLCCs owned jointly with a major oil company           50.0%            90          90
Aframax participating in Aframax International pool    50.0%            45          45
                                                                 ----------------------
Total                                                                  352         190
                                                                 ----------------------

Additionally, the Company is a partner in ATC, a joint venture that operates ten U.S. Flag tankers transporting Alaskan crude oil for BP. The participation in ATC provides the Company with the opportunity to earn income (in the form of its share of incentive hire paid by BP to ATC) based on ATC's meeting certain predetermined performance standards.

                                                                       Form 10-Q
                                                                         Page 20

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Joint Ventures (continued):

During the first quarter of 2002, equity in income of joint ventures decreased by $3,363,000 to $1,945,000 from $5,308,000 in 2001, principally due to a decrease in average daily TCE rates earned by the joint venture vessels, partially offset by an increase in revenue days of VLCCs operating in the Tankers pool to 217 days in the first quarter of 2002 from 55 days in the first quarter of 2001. The increase in revenue days resulted from the delivery since January 1, 2001 of six joint venture vessels.

Interest Expense

Interest expense increased by $1,747,000 to $12,946,000 in the first quarter of 2002 from $11,199,000 in the first quarter of 2001 as a result of an increase in the average amount of debt outstanding of $29,300,000 and a reduction of $2,936,000 ($1,595,000 in the first quarter of 2002 compared with $4,531,000 in the first quarter of 2001) in amounts capitalized in connection with vessel construction. Such increases were offset by a decrease of 370 basis points in the average rate paid on floating rate debt to 3.1% in the 2002 first quarter from 6.8% in the comparable quarter of 2001. The impact of this reduction in rates on floating rate debt was significantly offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $3,779,000 in the first quarter of 2002 and reduced interest expense by $271,000 in the first quarter of 2001.

Liquidity and Sources of Capital

Working capital at March 31, 2002 was approximately $51,000,000 compared with $61,000,000 at December 31, 2001. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a capital construction fund with a market value of approximately $239,000,000 at March 31, 2002. Net cash used in operating activities in the first three months of 2002 approximated $9,000,000 (which is not necessarily indicative of the cash to be provided by or used in operating activities for the year ended December 31,
2002) compared with net cash provided by operating activities of $76,000,000 in the first quarter of 2001. Net cash used in operating activities in the first quarter of 2002 reflects $24,500,000 of payments with respect to estimated 2001 federal income taxes. Excluding such payments, net cash provided by operating activities amounted to approximately $16,000,000. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company has unsecured long-term credit facilities aggregating $700,000,000, of which $525,000,000 was used at March 31, 2002, and an unsecured short-term credit facility of $45,000,000, all of which was unused at that date.

                                                                       Form 10-Q
                                                                         Page 21

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

As of March 31, 2002, the joint ventures in which the Company participates had total debt of $323,673,000. The Company's percentage interests in these joint ventures range from 30% to 50%. The Company has guaranteed a total of $32,061,000 of the joint venture debt at March 31, 2002. The balance of the joint venture debt is nonrecourse to the Company. The amount of the Company's guaranties reduces proportionately as the principal amounts of the joint venture debt are paid down.

As of March 31, 2002, the Company had non-cancelable contracts for the construction of four double-hulled Foreign Flag tankers for delivery between early-April 2002 and early-January 2004, with an aggregate unpaid cost of approximately $122,900,000. Unpaid costs are net of progress payments, which are covered by refundment guaranties. Scheduled payments are $54,200,000 during the remaining nine months of 2002 and $68,700,000 in 2003. In addition, the Company expects to advance $2,500,000 in the second quarter of 2002 in connection with one vessel that is to be delivered to a joint venture in which the Company has a 33.3% interest. The Company expects to finance such vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such rates are volatile. Cancellation of these contracts by the Company, except as provided in the contracts, could require the Company to reimburse the respective shipyard for any losses that the shipyard may incur as a result of such cancellation.

The Company has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from floating to fixed rate, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from August 2002 to December 2008. As of March 31, 2002, the interest rate swaps effectively convert the Company's interest rate exposure on $454,000,000 from a floating rate based on LIBOR to an average fixed rate of 6.58%.

                                                                       Form 10-Q
                                                                         Page 22

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


                                                            May 6, 2002

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.


                                     PART II


Item 6(a).     Exhibits

See Exhibit Index on page 25.

Item 6(b).     Reports on Form 8-K

The Registrant was not required to file any report on Form 8-K during the quarter ended March 31, 2002.

                                                                       Form 10-Q
                                                                         Page 23

Ernst & Young LLP        5 Times Square                      Phone: 212 773-3000
                         New York, New York 10036


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 2002 and the related condensed consolidated statements of income, cash flows and changes in shareholders' equity for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended, not presented herein, and in our report dated February 20, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                            ERNST & YOUNG LLP

New York, New York
May 6, 2002

                                                                       Form 10-Q
                                                                         Page 24

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                      (Registrant)


Date: May 10, 2002               /s/ Morton P. Hyman
     -------------               -----------------------------------------------
                                 Morton P. Hyman
                                 Chairman, President and Chief Executive Officer


Date: May 10, 2002               /s/ Myles R. Itkin
     -------------               -----------------------------------------------
                                 Myles R. Itkin
                                 Senior Vice President, Chief
                                   Financial Officer and Treasurer

                                                                       Form 10-Q
                                                                         Page 25

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