Form 10-Q
period 2002-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2002-08-14
CIK 75208

Form 10-Q
                                                                          Page 1


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------      -------------------

Commission File Number        1-6479-1

                        OVERSEAS SHIPHOLDING GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-2637623
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

511 Fifth Avenue, New York, New York                                       10017
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

Common Shares outstanding as of August 12, 2002 - 34,426,148

                                                                       Form 10-Q
                                                                          Page 2


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                                                  JUNE 30,    DECEMBER 31,
                                                                    2002          2001
                                                                    ----          ----
                                                                 (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents                                         $   13,971   $   30,256
Investments in marketable securities                                  42,595       69,958
Receivables, including unbilled voyage receivables of
   $23,346 and $18,221                                                34,911       38,054
Inventories and prepaid expenses                                       7,114        8,354
                                                                  ----------   ----------
       Total Current Assets                                           98,591      146,622

Capital Construction Fund                                            234,879      232,971
Vessels, at cost, less accumulated depreciation of $429,862 and
   $434,442 - Note G                                               1,314,036    1,307,311
Vessels under Capital Leases, less accumulated amortization of
   $86,371 and $83,681                                                35,719       38,408
Investments in Joint Ventures - Note E                               157,525      149,775
Other Assets                                                          88,243       89,188
                                                                  ----------   ----------
       Total Assets                                               $1,928,993   $1,964,275
                                                                  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                  $    3,910   $    3,132
Sundry liabilities and accrued expenses                               23,322       34,880
Federal income taxes                                                      --       23,756
Short-term debt and current installments of long-term debt            47,600       17,600
Current obligations under capital leases                               6,470        6,164
                                                                  ----------   ----------
       Total Current Liabilities                                      81,302       85,532

Long-term Debt - Note G                                              785,079      795,736
Obligations under Capital Leases                                      55,734       59,193
Deferred Federal Income Taxes ($130,360 and $132,170), Deferred
   Credits and Other Liabilities - Notes F and H                     204,316      210,388

Shareholders' Equity - Notes H and I                                 802,562      813,426
                                                                  ----------   ----------
       Total Liabilities and Shareholders' Equity                 $1,928,993   $1,964,275
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

                                                                       Form 10-Q
                                                                          Page 3


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     -----------------------------------  ----------------------------------
                                                      JUNE 30, 2002      JUNE 30, 2001     JUNE 30, 2002     JUNE 30, 2001
                                                     ----------------   ----------------  ----------------   ---------------
Shipping Revenues - Note C:
Voyage charter revenues                                $   14,520         $    68,225       $    35,819      $     150,449
Time and bareboat charter revenues, including
   vessels operating in certain pools                      56,225              60,902           108,421            128,417
                                                     ----------------   ----------------  ----------------   ---------------
                                                           70,745             129,127           144,240            278,866
Voyage expenses                                            (7,424)            (22,544)          (17,040)           (45,539)
                                                     ----------------   ----------------  ----------------   ---------------
Time Charter Equivalent Revenues                           63,321             106,583           127,200            233,327
                                                     ----------------   ----------------  ----------------   ---------------

Ship Operating Expenses:
Vessel expenses                                            21,833              20,861            43,124             40,497
Time and bareboat charter hire expenses                     5,997              11,589            12,344             25,895
Depreciation and amortization                              19,758              17,298            38,618             34,184
General and administrative                                  7,599               9,218            15,445             19,092
Restructuring charge - Note J                                  --                 269                --              8,814
                                                     ----------------   ----------------  ----------------   ---------------
Total Ship Operating Expenses                              55,187              59,235           109,531            128,482
                                                     ----------------   ----------------  ----------------   ---------------

Income from Vessel Operations                               8,134              47,348            17,669            104,845
Equity in Income of Joint Ventures - Note E                 1,342               4,334             3,287              9,642
                                                     ----------------   ----------------  ----------------   ---------------
Operating Income                                            9,476              51,682            20,956            114,487
Other Income - net - Note K                                10,247              24,015            12,782             33,002
                                                     ----------------   ----------------  ----------------   ---------------
                                                           19,723              75,697            33,738            147,489
Interest Expense                                           13,868              10,866            26,814             22,065
                                                     ----------------   ----------------  ----------------   ---------------

Income before Federal Income Taxes                          5,855              64,831             6,924            125,424
Provision for Federal Income Taxes - Note H                 2,185              22,120             2,510             42,350
                                                     ----------------   ----------------  ----------------   ---------------
Net Income                                             $    3,670         $    42,711       $     4,414      $      83,074
                                                     ================   ================  ================   ===============

Per Share Amounts - Note L2:
   Basic net income                                    $     0.11         $      1.25       $      0.13      $        2.44
                                                     ================   ================  ================   ===============
   Diluted net income                                  $     0.11         $      1.23       $      0.13      $        2.39
                                                     ================   ================  ================   ===============
   Cash dividends declared                             $     0.30         $      0.30       $      0.45      $        0.45
                                                     ================   ================  ================   ===============

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                   -----------------------------
                                                                   JUNE 30, 2002   JUNE 30, 2001
                                                                   -------------   -------------

Net cash provided by/(used in) operating activities                  $  (8,774)      $ 138,378
                                                                     ---------       ---------

Cash Flows from Investing Activities:
Purchases of marketable securities                                          --        (109,583)
Proceeds from sales of marketable securities                            32,164          83,926
Expenditures for vessels, including $38,649 and $39,253 related
   to vessels under construction                                       (39,781)        (40,117)
Proceeds from disposal of vessels                                        2,949           1,142
Investments in and advances to joint ventures                          (16,247)        (31,712)
Distributions from joint ventures                                        5,087           1,458
Other - net                                                                845           1,202
                                                                     ---------       ---------
Net cash (used in) investing activities                                (14,983)        (93,684)
                                                                     ---------       ---------

Cash Flows from Financing Activities:
Issuance of debt                                                        26,000              --
Payments on debt and obligations under capital leases                   (9,453)        (32,211)
Cash dividends paid                                                    (10,306)        (10,237)
Issuance of common stock upon exercise of stock options                  2,213           3,964
Other - net                                                               (982)             17
                                                                     ---------       ---------
Net cash provided by/(used in) financing activities                      7,472         (38,467)
                                                                     ---------       ---------

Net increase/(decrease) in cash and cash equivalents                   (16,285)          6,227
Cash and cash equivalents at beginning of period                        30,256          15,781
                                                                     ---------       ---------
Cash and cash equivalents at end of period                           $  13,971       $  22,008
                                                                     =========       =========

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

                                                                                                            Accumulated
                                                               Paid-in                 Treasury Stock         Other
                                                     Common  Additional  Retained   --------------------   Comprehensive
                                                     Stock*   Capital    Earnings    Shares      Amount   Income/(Loss)**  Total
                                                     ------   -------    --------    ------      ------   ---------------  -----
Balance at January 1, 2002                         $ 39,591  $ 103,529  $ 769,457   5,312,867   $ (72,868)  $ (26,283)  $ 813,426
                                                                                                                        ---------
Net Income                                                                  4,414                                           4,414
Net Unrealized Holding Losses on
   Available-For-Sale Securities                                                                                 (334)       (334)
Effect of Derivative Instruments                                                                               (3,409)     (3,409)
Minimum Pension Liability                                                                                         279         279
                                                                                                                        ---------
Comprehensive Income                                                                                                          950***
                                                                                                                        ---------
Cash Dividends Declared                                                   (15,470)                                        (15,470)
Deferred Compensation Related to Options Granted                 1,131                                                      1,131
Options Exercised and Employee Stock Purchase Plan                  25               (145,855)      2,188                   2,213
Tax Benefit Related to Options Exercised                           312                                                        312
                                                   --------  ---------  ---------   ---------   ---------   ---------   ---------
Balance at June 30, 2002                           $ 39,591  $ 104,997  $ 758,401   5,167,012   $ (70,680)  $ (29,747)  $ 802,562
                                                   ========  =========  =========   =========   =========   =========   =========

Balance at January 1, 2001                         $ 39,591  $  99,009  $ 688,528   5,604,275   $ (76,857)  $    (104)  $ 750,167
                                                                                                                        ---------
Net Income                                                                 83,074                                          83,074
Cumulative Effect of Change in Accounting
   Principle, net of taxes of $1,861 - Note B                                                                   3,455       3,455
Net Unrealized Holding Gains on
   Available-For-Sale Securities                                                                                1,818      1,818
Effect of Derivative Instruments                                                                               (2,668)     (2,668)
                                                                                                                        ---------
Comprehensive  Income                                                                                                      85,679***
                                                                                                                        ---------
Cash Dividends Declared                                                   (15,365)                                        (15,365)
Deferred Compensation Related to Options Granted                 1,131                                                      1,131
Options Exercised and Employee Stock Purchase Plan                 527               (254,571)      3,437                   3,964
Tax Benefit Related to Options Exercised                         1,230                                                      1,230
                                                   --------  ---------  ---------   ---------   ---------   ---------   ---------
Balance at June 30, 2001                           $ 39,591  $ 101,897  $ 756,237   5,349,703   $ (73,420)  $   2,501   $ 826,806
                                                   ========  =========  =========   =========   =========   =========   =========


* Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.

**    Amounts are net of tax.

*** There was a comprehensive loss of $11,245 for the three months ended June 30, 2002. Comprehensive income was $36,367 for the three months ended June 30, 2001. See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The condensed consolidated statements of income for the three month and six month periods ended June 30, 2001 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2001 have been reclassified to conform with the 2002 presentation of certain items.

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

                                                                       Form 10-Q
                                                                          Page 7


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C -Segment Reporting:

The Company has five reportable segments: Foreign Flag VLCCs, Aframaxes, and Product Carriers, and U.S. Flag Crude Tankers and Dry Bulk Carriers. Information about the Company's reportable segments as of and for the three month and six month periods ended June 30, 2002 and 2001 is as follows:

                                                    Foreign Flag                        U.S. Flag
                                        -----------------------------------     -------------------------
                                                                    Product        Crude      Dry Bulk
In thousands                                VLCCs   Aframaxes      Carriers      Tankers      Carriers     All other      Totals
---------------------------------------------------------------------------   ----------------------------------------------------
Three months ended June 30, 2002:
  Shipping revenues *                   $  16,666   $  19,413    $  12,485     $   7,013     $   3,972     $  11,196   $   70,745
  Time charter equivalent revenues         16,522      19,491        8,416         7,013           775        11,104       63,321
  Income from vessel operations             1,421       8,050        2,272         3,458        (2,918)        3,450       15,733**
  Equity in income of joint ventures         (450)        146                      1,648                          (2)       1,342
Total assets at June 30, 2002             863,941     429,410       96,244         5,521         5,604       160,538    1,561,258

Six months ended June 30, 2002:
  Shipping revenues *                      34,388      35,892       25,644        14,026        12,399        21,891      144,240
  Time charter equivalent revenues         33,784      35,956       17,287        14,026         4,443        21,704      127,200
  Income from vessel operations             4,273      13,982        5,093         6,883        (4,262)        7,145       33,114**
  Equity in income of joint ventures          668        (180)                     2,801                          (2)       3,287

Three months ended June 30, 2001:
  Shipping revenues *                      35,075      46,213       18,417         7,013         8,475        13,934      129,127
  Time charter equivalent revenues         34,916      32,576       14,462         7,013         3,816        13,800      106,583
  Income from vessel operations            23,251      20,271        7,861         3,400          (925)        2,977       56,835**
  Equity in income of joint ventures        3,079       1,255                                                               4,334
Total assets at June 30, 2001             792,956     398,936      106,476         2,128        15,645       172,033    1,488,174

Six months ended June 30, 2001:
  Shipping revenues *                      73,108      96,908       46,248        14,026        16,691        31,885      278,866
  Time charter equivalent revenues         72,828      70,618       38,004        14,026         6,202        31,649      233,327
  Income from vessel operations            49,636      49,526       24,600         7,291        (4,538)        6,236      132,751**
  Equity in income of joint ventures        5,315       3,066                      1,228                          33        9,642


* Beginning in 2002, operation of the PDV Marina/OSG Aframax pool, now doing business as Aframax International, changed to be substantially similar to the operations of the Tankers and dry bulk carrier pools. Accordingly, in the first quarter of 2002, Aframax International began reporting results on a time charter equivalent basis (after reduction for voyage expenses). Prior to 2002, revenues of the Aframaxes were reported on a voyage charter basis, that is, before reduction for voyage expenses that aggregated $13,637 for the three months ended June 30, 2001 and $26,290 for the six months ended June 30, 2001.

      For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

** Segment totals for income/(loss) from vessel operations are before general and administrative expenses and the restructuring charge.

                                                                       Form 10-Q
                                                                          Page 8


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C -Segment Reporting (continued):

A reconciliation of total assets of the segments to amounts included in the condensed consolidated balance sheets is as follow:

                                                        IN THOUSANDS AS OF
                                                   ----------------------------
                                                   JUNE 30, 2002  JUNE 30, 2001
                                                   -------------  -------------
Total assets of all segments                         $1,561,258    $1,488,174
Corporate cash and securities, including capital
  construction fund                                     291,445       342,458
Other unallocated amounts                                76,290        77,417
                                                     ----------    ----------
Consolidated total assets                            $1,928,993    $1,908,049
                                                     ==========    ==========

Note D - Assets and Liabilities of Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign subsidiaries, whose operations are principally conducted in U.S. dollars, is as follows:

                                                             IN THOUSANDS AS OF
                                                          ------------------------
                                                            JUNE 30,   DECEMBER 31,
                                                              2002         2001
                                                          ----------    ----------
Current assets                                            $   35,764    $   35,182
Vessels, net                                               1,269,708     1,259,383
Other assets                                                 177,994       166,238
                                                          ----------    ----------
Total Assets                                              $1,483,466    $1,460,803
                                                          ==========    ==========

Current installments of long-term debt, including
  intercompany of $33,400 and $66,800                     $   81,000    $   79,400
Other current liabilities                                     10,925        16,135
                                                          ----------    ----------
Total current liabilities                                     91,925        95,535

Long-term debt, deferred credits and other liabilities       321,097       304,861
Equity                                                     1,070,444     1,060,407
                                                          ----------    ----------
Total Liabilities and Equity                              $1,483,466    $1,460,803
                                                          ==========    ==========

Note E - Joint Ventures:

As of June 30, 2002, the Company is a partner in joint ventures that own ten foreign flag vessels (nine VLCCs and one Aframax) and one VLCC newbuilding that is scheduled to be delivered in early-July 2002. Seven of these VLCCs participate in the Tankers pool; two operate on long-term charters, one to the Company and one to the other joint venture partner, and do not participate in the Tankers pool. The Aframax participates in the Aframax International pool.

                                                                       Form 10-Q
                                                                          Page 9


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Joint Ventures (continued):

In May 2002, a joint venture in which the Company has a 50% interest exercised a purchase option to acquire the 1992-built Aframax tanker that it had bareboat chartered in. The purchase price of approximately $13 million was financed through capital contributions from the partners.

A condensed summary of the results of operations of the joint ventures is as follows:

                                                     IN THOUSANDS
                                   ------------------------------------------------
                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                          JUNE 30,                  JUNE 30,
                                   ----------------------    ----------------------
                                      2002         2001         2002         2001
                                      ----         ----         ----         ----
Shipping revenues                  $  57,881    $  56,330    $ 117,575    $ 110,304
Voyage expenses                           84          256          105          933
                                   ---------    ---------    ---------    ---------
Time charter equivalent revenues      57,797       56,074      117,470      109,371
Ship operating expenses               52,137       48,025      102,100       93,409
                                   ---------    ---------    ---------    ---------
Income from vessel operations          5,660        8,049       15,370       15,962
Other income                             163          278          354          507
Interest expense *                    (6,397)      (3,259)     (12,084)      (5,289)
                                   ---------    ---------    ---------    ---------
Net income/(loss)                  $    (574)   $   5,068    $   3,640    $  11,180
                                   =========    =========    =========    =========

* Interest expense includes interest on subordinated loans payable to the joint venture partners of $3,360,000 (three months ended June 30, 2002), $801,000 (three months ended June 30, 2001), $6,199,000 (six months ended June 30, 2002) and $1,130,000 (six months ended June 30, 2001). The Company's share of such interest is eliminated in consolidation.

As of June 30, 2002, the joint ventures in which the Company had interests ranging from 30% to 50% had bank debt of $300,147,000 and subordinated loans payable to all joint venture partners of $193,376,000. The Company's guaranties in connection with the joint ventures' bank financings, which are otherwise nonrecourse to the joint venture partners, aggregated $31,020,000 at June 30, 2002. The amount of these guaranties reduces as the bank loans are paid down.

Note F - Derivatives:

As of June 30, 2002, the Company is a party to floating to fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $450,000,000, pursuant to which it pays fixed rates ranging from 5.1% to 7.1% and receives floating rates based on LIBOR (approximately 1.9% as of June 30, 2002). These agreements contain no leverage features and have various maturity dates from August 2002 to December 2008. As of June 30, 2002, the Company has recorded a liability of $14,496,000 related to the fair values of these swaps in other liabilities.

                                                                       Form 10-Q
                                                                         Page 10


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note G - Debt:

In February 2002, the Company increased its unsecured short-term credit facility to $45,000,000 from $15,000,000. There was $35,000,000 outstanding under such facility at June 30, 2002. In addition, the Company has unsecured long-term credit facilities aggregating $700,000,000, of which $525,000,000 was used at June 30, 2002.

In late July and early August 2002, the Company entered into four secured loan agreements aggregating in excess of $250,000,000. Seven vessels (three VLCCs and four Aframaxes) were pledged as collateral in connection with such loans. The loans have terms ranging from 10 to 12 years and carry interest rates based on a spread above LIBOR. The Company will use the proceeds received from these borrowings to pay down existing term loans (with an outstanding balance as of June 30, 2002 of $117,100,000), which have significantly shorter remaining terms, and to further increase the Company's liquidity.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), a limitation on the amount of total borrowings, and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

As of June 30, 2002, approximately 9.6% of the net book amount of the Company's vessels, representing two foreign flag vessels, is pledged as collateral for certain long-term debt.

Interest paid approximated $26,738,000 (six months ended June 30, 2002) and $22,617,000 (six months ended June 30, 2001), excluding capitalized interest.

Note H - Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax. Prior to 1987, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $926,000 (three months ended June 30, 2002), $44,593,000 (three months ended June 30, 2001), $4,097,000 (six months ended June 30, 2002) and $114,230,000 (six months ended June 30, 2001), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at June 30, 2002 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of June 30, 2002, since it is intended that such undistributed earnings ($4,100,000 at June 30, 2002) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $1,400,000.

                                                                       Form 10-Q
                                                                         Page 11


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Taxes (continued):

The components of the provision for federal income taxes are as follows:

                                             IN THOUSANDS
                          ------------------------------------------------------
                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                  JUNE 30,                      JUNE 30,
                          -----------------------       ------------------------
                            2002           2001           2002            2001
                            ----           ----           ----            ----
Current                   $    107       $ 11,000       $   (224)       $ 21,200
Deferred                     2,078         11,120          2,734          21,150
                          --------       --------       --------        --------
                          $  2,185       $ 22,120       $  2,510        $ 42,350
                          ========       ========       ========        ========

Federal income taxes paid during the six months ended June 30, 2002 amounted to $24,500,000, all of which related to 2001. Federal income taxes paid during the six months ended June 30, 2001 amounted to $6,100,000, of which $3,100,000 related to 2000.

Note I - Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes are as follows:

                                                            IN THOUSANDS AS OF
                                                       -------------------------
                                                        JUNE 30,   DECEMBER 31,
                                                          2002         2001
                                                       ---------   -------------
Unrealized losses on available-for-sale securities     $(16,779)    $(16,445)
Unrealized losses on derivative instruments              (9,423)      (6,014)
Minimum pension liability                                (3,545)      (3,824)
                                                       --------     --------
                                                       $(29,747)    $(26,283)
                                                       ========     ========

Note J - Restructuring Charge:

In the first quarter of 2001, the Company completed a review of its ship management and administrative functions and adopted a plan to transfer a major portion of such functions to its subsidiary in Newcastle, United Kingdom, resulting in New York headquarters staff reductions numbering approximately 100 persons. In connection with such staff reductions, the Company recorded restructuring charges of $269,000 (three months ended June 30, 2001) and $8,814,000 (six months ended June 30, 2001). The charge included $7,244,000 related to employee termination and severance costs associated with the reduction in workforce and $1,570,000 for the disposal of certain assets. Additional charges related to this restructuring aggregating $1,625,000 were recognized over the remainder of 2001, in accordance with existing accounting pronouncements. The restructuring has been completed. The remaining liability of $513,000, for severance costs to be paid over the remaining six months of 2002, is included in sundry liabilities and accrued expenses in the condensed consolidated balance sheet as of June 30, 2002.

                                                                       Form 10-Q
                                                                         Page 12


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note K - Other Income - net:

Other income - net consists of the following:

                                                           IN THOUSANDS
                                         ----------------------------------------------
                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                         --------------------    ----------------------
                                             2002        2001        2002       2001
                                             ----        ----        ----       ----
Investment income:
Interest and dividends                     $  2,975   $  6,508    $  5,512   $  9,852
Gain on sale of securities - net              3,328     19,120       2,683     20,255
Foreign currency exchange gain/(loss) on
  available-for-sale securities               3,240     (1,247)      3,483     (2,270)
                                           --------   --------    --------   --------
                                              9,543     24,381      11,678     27,837

Gain on sale of vessels                         688        436         688        436
Gain on derivative transactions                  --          7         325      4,463
Miscellaneous - net                              16       (809)         91        266
                                           --------   --------    --------   --------
                                           $ 10,247   $ 24,015    $ 12,782   $ 33,002
                                           ========   ========    ========   ========

Note L - Commitments and Per Share Amounts:

1. As of June 30, 2002, the Company had non-cancelable contracts for the construction of three double-hulled foreign flag tankers (one VLCC and two Aframaxes), scheduled for delivery between January 2003 and January 2004, with an aggregate unpaid cost of approximately $108,400,000. Unpaid costs, which are net of $44,400,000 of progress payments, will be funded as follows: $39,700,000 during the remaining six months of 2002 and $68,700,000 in 2003. The progress payments are covered by refundment guaranties. In late July, the Company prepaid approximately $47,600,000 of vessel construction costs recognizing the benefit of a contractually provided prepayment discount and reducing the 2003 commitments by $52 million.

In addition, as of June 30, 2002, a joint venture in which the Company has a 33.3% interest had a non-cancelable contract for the construction of one double-hulled VLCC, scheduled for delivery in early-July 2002, with an unpaid cost of approximately $50,900,000. Long-term bank financing exists for such unpaid cost. In connection with the bank financing, the partners will severally issue guaranties covering a portion of the loan balance.

2. Basic net income per share is based on the following weighted average number of common shares outstanding during each period: 34,405,000 shares (three months ended June 30, 2002), 34,190,000 shares (three months ended June 30, 2001), 34,359,000 shares (six months ended June 30, 2002) and 34,086,000 shares (six months ended June 30, 2001). Diluted net income per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 34,751,000 shares (three months ended June 30, 2002), 34,851,000 shares (three months ended June 30, 2001), 34,679,000 shares (six months ended June 30, 2002) and 34,691,000 shares (six months ended June 30,
2001).

                                                                       Form 10-Q
                                                                         Page 13


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       OPERATIONS AND FINANCIAL CONDITION

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet consists of 52 vessels aggregating 8.3 million deadweight tons ("dwt"), including ten vessels that are owned by joint ventures in which the Company has an average interest of 41%. An additional four newbuildings aggregating 0.8 million dwt are scheduled for delivery in the next 18 months, including one VLCC that will be owned by a joint venture in which the Company has a 33.3% interest.

Operations:

The Company's revenues are highly sensitive to patterns of supply and demand for vessels of the types and sizes owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenue are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy and the level of OPEC's exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapping. The Company's revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on time charter equivalent ("TCE") revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

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

Foreign Flag VLCC Segment

                                          Spot Market TCE Rates
                                        VLCCs in the Arabian Gulf
                          ------------------------------------------------------
                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                               2002          2001          2002          2001
                               ----          ----          ----          ----
Average                      $10,800       $31,000       $12,200       $42,000
High                         $26,800       $53,400       $26,800       $69,800
Low                          $ 4,700       $15,200       $ 4,700       $15,200

                                                                       Form 10-Q
                                                                         Page 14


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

During the second quarter of 2002, TCE rates for modern VLCCs operating in the Arabian Gulf fell to an average of $10,800 per day, more than 65% below the average daily rate of $31,000 per day achieved in the second quarter of 2001. This drop in rates was primarily attributable to a slowdown in economic growth and a resulting reduction in worldwide demand for oil. Approximately two-thirds of the cutback of 1.5 million barrels per day pledged by OPEC in January 2002 has been borne by member countries located in the Arabian Gulf, the primary source of VLCC employment. OPEC production in the second quarter of 2002 was 2.6 million barrels per day, or 10%, lower than the production levels in the second quarter of 2001.

Foreign Flag Aframax Segment

                                           Spot Market TCE Rates
                                        Aframaxes in the Caribbean
                          ------------------------------------------------------
                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                                2002           2001          2002          2001
                                ----           ----          ----          ----
Average                        $17,800       $25,400       $15,300       $30,800
High                           $24,000       $36,000       $24,000       $51,000
Low                            $13,500       $16,000       $10,500       $16,000

Aframaxes are not as reliant on the Arabian Gulf trades; therefore, they have been less affected by OPEC cutbacks and have been the main beneficiaries of increased non-OPEC production. Non-OPEC oil supply averaged 47.7 million barrels per day during the second quarter of 2002, 1.6 million barrels per day, or 3.5%, higher than the second quarter of 2001. Nearly one-half of this increase is attributable to higher output in the Former Soviet Union ("FSU"). Aframax vessels operating in the Mediterranean benefited from this increase in oil production since much of this oil is exported through terminals in the Black Sea. TCE rates for Aframaxes operating in the Caribbean trade, however, were negatively impacted by a strike by Venezuelan oil workers and lower demand caused by high petroleum inventory levels in North America and Europe. Thus, rates in the second quarter of 2002 averaged $17,800 per day, 30% below the average of $25,400 per day that prevailed in the second quarter of 2001.

Foreign Flag Product Carriers Segment

                                         Spot Market TCE Rates
                       Panamaxes in the Pacific and Bostonmaxes in the Caribbean
                       ---------------------------------------------------------
                       Three Months Ended June 30,  Six Months Ended June 30,
                       ---------------------------  -------------------------
                             2002           2001          2002          2001
                             ----           ----          ----          ----
Panamax Average            $10,700        $26,200       $11,300      $35,900
Panamax High               $13,300        $29,000       $13,300      $58,000
Panamax Low                $ 9,000        $23,000       $ 9,000      $23,000

Bostonmax Average          $11,300        $20,400       $10,300      $22,200
Bostonmax High             $12,400        $23,000       $12,400      $32,000
Bostonmax Low              $ 9,000        $15,300       $ 8,300      $15,300

                                                                       Form 10-Q
                                                                         Page 15


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

TCE rates for Panamax Product Carriers in the Pacific averaged $10,700 per day during the second quarter compared with $26,200 per day in the second quarter of 2001, a decrease of 59%. Weak industrial demand for oil has caused a buildup of refined-products inventories in the Pacific. Japanese deliveries remained weak at 4% to 6% below year ago levels.

Long haul product trades from the Middle East to Europe continued to weaken in the second quarter, which reduced demand for the larger product tankers. Some of these reductions in trade have been offset by increased imports into Europe from the FSU. Although, product exports from the FSU increased by approximately 19% from the first quarter of 2002 and by about 12% from the second quarter of last year, the resulting increase in employment has primarily benefited medium-size (30-40,000 dwt) product carriers.

TCE rates for Bostonmax Product Carriers (approximately 39,000 dwt) trading from the Caribbean fell to an average of $11,300 per day in the second quarter of 2002 from $20,400 per day in the second quarter of 2001, a decrease of 45%. Refined-products inventories in North America reached their highest end-of-May levels since 1999 as a result of a surge in imports from Europe in anticipation of the summer driving season, causing an increase in TCE rates from the first quarter.

Update on Critical Accounting Policies:

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of all of the Company's material accounting policies, see Note A to the Company's consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Market Value of Marketable Securities

The Company's holdings in marketable securities are classified as available for sale and, therefore, are carried on the balance sheet at fair market value with changes in carrying value being recorded in Accumulated Other Comprehensive Income/(Loss) until the investments are sold. Fair market value is determined using period-end sales prices on U.S. or foreign stock exchanges. The Company evaluates all material declines in fair market value in accordance with the provisions of Statement of Financial Accounting Standards No. 115 and Staff Accounting Bulletin No. 59.

The fair value of certain of the Company's marketable securities has declined below the Company's cost basis in those securities. At June 30, 2002, the net after tax unrealized loss applicable to available-for-sale securities included in Accumulated Other Comprehensive Income/(Loss) was $16.8 million, including $12.3 million applicable to securities classified as investments in marketable securities in the accompanying condensed consolidated balance sheets. Certain of these securities have had fair values below their carrying values for several months. The Company has evaluated the circumstances

                                                                       Form 10-Q
                                                                         Page 16


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

surrounding the decline in market values as of June 30, 2002, and believes that these declines are temporary and, accordingly, continues to record the unrealized loss in Accumulated Other Comprehensive Income/(Loss). If, however, the market values of these securities do not recover in the near term, the decline may then be considered to be other-than-temporary, which would result in charges to earnings in future periods, which charges previously have been included in Accumulated Other Comprehensive Income/(Loss).

Income from Vessel Operations:

During the second quarter of 2002, TCE revenues decreased by $43,262,000, or 41%, to $63,321,000 from $106,583,000 in the second quarter of 2001, resulting from a sharp decline in average daily TCE rates for vessels operating in the spot market partially offset by an increase in revenue days. During the second quarter of 2002, approximately 66% of the Company's TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 75% in the second quarter of 2001. Conversely, in the second quarter of 2002, approximately 34% of TCE revenues were generated from long-term charters compared with 25% in the second quarter of 2001.

During the first six months of 2002, TCE revenues decreased by $106,127,000, or 45%, to $127,200,000 from $233,327,000 in the first six months of 2001 because of a significant decrease in spot market rates partially offset by an increase in revenue days. For the first six months of 2002, approximately 67% of the Company's TCE revenues were derived in the spot market compared with 78% for the first six months of 2001.

The increased contribution from long-term charters during the second quarter of 2002 and the first six months of 2002 compared with the comparable periods of 2001 reflects the sharp decline in average daily TCE rates for the vessels operating in the spot market.

The reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, long-term charters provide the Company with a more predictable level of revenues.

During the second quarter of 2002, income from vessel operations decreased by $39,214,000 to $8,134,000 from $47,348,000 in the second quarter of 2001. Income from vessel operations for the 2001 period reflects a restructuring charge of $269,000. The reduction resulted from a decrease in average daily TCE rates and revenues for all of the Company's Foreign Flag segments (see Note C to the condensed financial statements for additional information on the Company's segments).

During the first six months of 2002, income from vessel operations decreased by $87,176,000 to $17,669,000 from $104,845,000 in the first six months of 2001.
Income from vessel operations from the 2001 period reflects a restructuring charge of $8,814,000. This reduction resulted from a decrease in average daily TCE rates and revenues for all of the Company's Foreign Flag segments.

                                                                       Form 10-Q
                                                                         Page 17


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

VLCC Segment

                                                         Three Months Ended June 30,  Six Months Ended June 30,
                                                         ---------------------------  -------------------------
                                                              2002         2001        2002          2001
                                                              ----         ----        ----          ----
TCE revenues (in thousands)                                 $16,522      $34,916      $33,784      $72,828
Running expenses (in thousands)(a)                           15,101       11,665       29,511       23,192
                                                            -------      -------      -------      -------
Income from vessel operations (in thousands)(b)             $ 1,421      $23,251      $ 4,273      $49,636
                                                            =======      =======      =======      =======
Average daily TCE rate                                      $16,689      $48,094      $18,252      $51,396
Average number of vessels(c)                                   10.0          7.0          9.5          7.0
Average number of vessels chartered in under operating
  leases                                                        1.0          1.0          1.0          1.0
Number of revenue days(d)                                       990          726        1,851        1,417
Number of ship-operating days(e)                                998          728        1,898        1,448

a) Running expenses represent vessel expenses, time and bareboat charter hire expenses, and depreciation and amortization.

b) Income from vessel operations by segment is before general and administrative expenses and the restructuring charge.

c) The average is calculated to reflect the addition and disposal of vessels during the period.

d) Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.

e)    Ship-operating days represent calendar days.

The VLCC segment includes two vessels that were time chartered out during the periods. The charter on one of these vessels expired at the end of February 2002, at which time the vessel commenced participation in the Tankers pool. The following table presents information for the VLCCs generating revenue in the spot market.

                                              Three Months Ended June 30,  Six Months Ended June 30,
                                              ---------------------------  -------------------------
                                                    2002         2001        2002          2001
                                                    ----         ----        ----          ----
Spot Market:
TCE revenues (in thousands)                       $13,314      $28,783      $26,179      $60,818
Running expenses (in thousands)                    13,116        8,637       24,499       17,190
                                                  -------      -------      -------      -------
Income from vessel operations (in thousands)      $   198      $20,146      $ 1,680      $43,628
                                                  =======      =======      =======      =======
Average daily TCE rate                            $14,810      $52,718      $16,002      $57,539
Number of revenue days                                899          546        1,636        1,057

During the second quarter of 2002, TCE revenues for the VLCC segment decreased by $18,394,000, or 53%, to $16,522,000 from $34,916,000 in the second quarter of
2001. This reduction in TCE revenues resulted from a decrease of $31,405 per day in the average daily TCE rate earned partially offset by an increase in the number of revenue days. The increase in revenue days resulted from the delivery of three VLCCs (two in the second half of 2001 and one in early-April 2002). Running expenses increased by $3,436,000 to $15,101,000 in the second quarter of 2002 from $11,665,000 in the prior year's second quarter as a result of an increase in ship-operating days.

                                                                       Form 10-Q
                                                                         Page 18


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

For the first six months of 2002, TCE revenues decreased by $39,044,000, or 54%, to $33,784,000 from $72,828,000 in the first six months of 2001. The reduction in TCE revenues resulted from a decrease of $33,144 per day in the average daily TCE rate earned partially offset by an increase in revenue days resulting from the delivery of new vessels. Running expenses increased by $6,319,000 to $29,511,000 from $23,192,000 in 2001 because of an increase in ship-operating days.

Aframax Segment

                                                        Three Months Ended June 30,  Six Months Ended June 30,
                                                        ---------------------------  -------------------------
                                                             2002         2001         2002         2001
                                                             ----         ----         ----         ----
TCE revenues (in thousands)                                 $19,491      $32,576      $35,956      $70,618
Running expenses (in thousands)                              11,441       12,305       21,974       21,092
                                                            -------      -------      -------      -------
Income from vessel operations (in thousands)                $ 8,050      $20,271      $13,982      $49,526
                                                            =======      =======      =======      =======
Average daily TCE rate                                      $18,371      $33,445      $17,270      $39,695
Average number of vessels                                      12.0         10.0         11.7          9.5
Average number of vessels chartered in under operating
  leases                                                         --          0.8           --          0.4
Number of revenue days                                        1,061          974        2,082        1,779
Number of ship-operating days                                 1,092          984        2,115        1,789

During the second quarter of 2002, TCE revenues for the Aframax segment decreased by $13,085,000, or 40%, to $19,491,000 from $32,576,000 in the second quarter of 2001. This reduction in TCE revenues resulted from a decrease of $15,074 per day in the average daily TCE rate earned partially offset by an increase in revenue days resulting from the delivery of two Aframaxes subsequent to June 30, 2001 (one in 2001 and one in 2002). TCE revenues for the second quarter of 2001 include $1,583,000 generated by forward freight agreements. Running expenses decreased by $864,000 to $11,441,000 in the second quarter of 2002 from $12,305,000 in the prior year's second quarter as a result of a reduction in charter in expense partially offset by an increase in ship-operating days.

For the first six months of 2002, TCE revenues decreased by $34,662,000, or 49%, to $35,956,000 from $70,618,000 in the first six months of 2001. The reduction in TCE revenues resulted from a decrease of $22,425 per day in the average daily TCE rate earned partially offset by an increase in revenue days resulting from the delivery of four new vessels since January 1, 2001. TCE revenues for the first six months of 2001 include $2,785,000 generated by forward freight agreements. Running expenses increased by $882,000 to $21,974,000 from $21,092,000 as a result of an increase in ship-operating days partially offset by a decrease in charter-in expense.

Average daily running expenses for the second quarter and first six months of 2002, excluding the impact of chartered in vessels, decreased by more than $400 per day compared with the comparable periods of 2001.

                                                                       Form 10-Q
                                                                         Page 19


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

Product Carrier Segment

                                              Three Months Ended June 30,  Six Months Ended June 30,
                                              ---------------------------  -------------------------
                                                   2002         2001         2002         2001
                                                   ----         ----         ----         ----
TCE revenues (in thousands)                       $ 8,416      $14,462      $17,287      $38,004
Running expenses (in thousands)                     6,144        6,601       12,194       13,404
                                                  -------      -------      -------      -------
Income from vessel operations (in thousands)      $ 2,272      $ 7,861      $ 5,093      $24,600
                                                  =======      =======      =======      =======
Average daily TCE rate                            $11,560      $22,920      $12,243      $26,726
Average number of vessels                             8.0          8.0          8.0          8.0
Average number of vessels chartered in under
  operating leases                                     --           --           --          0.5
Number of revenue days                                728          631        1,412        1,422
Number of ship-operating days                         728          728        1,448        1,535

During the second quarter of 2002, TCE revenues for the Product Carrier segment decreased by $6,046,000, or 42%, to $8,416,000 from $14,462,000 in the second quarter of 2001. This reduction in TCE revenues resulted from a decrease of $11,360 per day in the average daily TCE rate earned partially offset by an increase in revenue days resulting from a decrease in repair and drydocking days for the segment's vessels. Running expenses decreased by $457,000 to $6,144,000 in the second quarter of 2002 from $6,601,000 in the second quarter of 2001 because of a decrease in repair expenses and insurance costs related to hull and machinery claims.

For the first six months of 2002, TCE revenues for the Product Carrier segment decreased by $20,717,000, or 55%, to $17,287,000 from $38,004,000 in the first six months of 2001. The reduction in TCE revenues resulted from a decrease of $14,483 per day in the average daily TCE rate earned and the redelivery of a chartered in vessel to its owner in late-March 2001 partially offset by an increase in revenue days caused by a 77 day reduction in revenue days lost for repairs and drydockings. Running expenses decreased by $1,210,000 to $12,194,000 from $13,404,000 in the first six months of 2001 as a result of a decrease in charter in expense and a $100 per day decrease in average daily running expenses.

U.S. Flag Crude Tanker Segment

TCE revenues in the second quarter of 2002 and in the first six months of 2002 for the U.S. Flag Crude Tanker segment were unchanged from the comparable 2001 periods because the segment's vessels are bareboat chartered at fixed rates to Alaska Tanker Company ("ATC").

U.S. Flag Dry Bulk Carrier Segment

During the second quarter of 2002, TCE revenues for the U.S. Flag Dry Bulk Carrier segment decreased by $3,041,000 to $775,000 from $3,816,000 in the second quarter of 2001 reflecting a decrease of $12,697 per day in the charter rates earned and a 28 day reduction in revenue days. Running expenses decreased by $1,048,000 to $3,693,000 from $4,741,000 in the second quarter of 2001 due to the sales in June 2001 and June 2002 of an older U.S. Flag Product Carrier and an older U.S. Flag Tanker, respectively, both of which had participated in the U.S. grain trade program since the beginning of 2000.

                                                                       Form 10-Q
                                                                         Page 20


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

For the first six months of 2002, TCE revenues for the U.S. Flag Dry Bulk Carriers decreased by $1,759,000, or 28%, to $4,443,000 from $6,202,000 in the first six months of 2001. The reduction in TCE revenues resulted from a decrease of $3,397 per day in the average daily TCE rate earned. Running expenses decreased by $2,035,000 to $8,705,000 from $10,740,000 in the first six months of 2001 as a result of the sale in June 2001 of one of the segment's vessels.

All Other

As of June 30, 2002, the Company also owns and operates a U.S. Flag Pure Car Carrier, two U.S. Flag Handysize Product Carriers operating in the Jones Act trade, and a Foreign Flag Suezmax, all on long-term charter, as well as two Foreign Flag Dry Bulk Carriers that operate in a pool of Capesize Dry Bulk Carriers. TCE revenues decreased by $2,696,000, or 20%, to $11,104,000 in the second quarter of 2002 from $13,800,000 in the second quarter of 2001 principally because of the Company's reduced participation in the charter-in of vessels that were commercially managed by the Capesize pool. Running expenses similarly decreased because of the reduction in charter in expense attributable to such vessels. The increase in TCE revenues of $1,056,000 earned in the second quarter of 2002 by the two U.S. Flag Product Carriers, which commenced long-term charters in 2001, was offset by significantly weaker results from the Foreign Flag Dry Bulk Carriers.

For the first six months of 2002, TCE revenues decreased by $9,945,000, or 31%, to $21,704,000 from $31,649,000 in the first six months of 2001. The reduction in TCE revenues resulted from OSG's reduced participation in the charter-in of vessels that were commercially managed by the Capesize pool and a decrease in TCE rates earned by the two Foreign Flag Dry Bulk Carriers. Such decreases were partially offset by an increase in TCE revenues of $2,627,000 earned by two U.S. Flag Product Carriers.

The reduced participation in the charter-in of vessels discussed in the two preceding paragraphs had a positive impact on the change in consolidated income from vessel operations of $741,000 in the second quarter of 2002 and $1,596,000 in the first six months of 2002, compared with the comparable periods of 2001. The average daily rates paid with respect to the chartered in vessels were higher than the TCE rates earned by such vessels during the respective periods.

General and Administrative Expenses

During the second quarter of 2002, general and administrative expenses decreased by $1,619,000 to $7,599,000 from $9,218,000 in the second quarter of 2001 principally due to a decrease in cash compensation and related benefits.

During the first six months of 2002, general and administrative expenses decreased by $3,647,000 to $15,445,000 from $19,092,000 in the first six months of 2001 principally due to a decrease in cash compensation and related benefits.

                                                                       Form 10-Q
                                                                         Page 21


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Joint Ventures:

The following is a summary of the Company's interest in its joint ventures, excluding ATC (see discussion below), and the revenue days for the respective vessels since their acquisition date. Revenue days are adjusted for the Company's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. For the VLCCs operating in the Tankers pool, the ownership percentage reflected below is an average as of June 30, 2002. The Company's actual ownership percentages for these joint ventures range from 30% to 49.9%:

                                                                                     Number of Revenue Days
                                                                         ------------------------------------------
                                                                                 2002                  2001
                                                                         ------------------      ------------------
                                                          Average %      Three        Six        Three        Six
                                                          Ownership      Months      Months      Months      Months
                                                          ---------      ------      ------      ------      ------
VLCCs participating in Tankers pool                          37.8%         238         455         115         170
VLCCs owned jointly with a major oil company                 50.0%          91         181          91         181

Aframax participating in Aframax International pool          50.0%          46          91          46          91
                                                                           ---         ---         ---         ---
Total                                                                      375         727         252         442
                                                                           ---         ---         ---         ---

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

During the second quarter of 2002, equity in income of joint ventures decreased by $2,992,000 to $1,342,000 from $4,334,000 in 2001, principally due to a decrease in average daily TCE rates earned by the joint venture vessels partially offset by an increase of $1,648,000 in the Company's share of incentive hire earned by ATC.

During the first six months of 2002, equity in income of joint ventures decreased by $6,355,000 to $3,287,000 from $9,642,000 in 2001, principally due to a decrease in average daily TCE rates earned by the joint venture vessels partially offset by an increase of $1,573,000 in the Company's share of incentive hire earned by ATC.

Interest Expense:

Interest expense increased by $3,002,000 to $13,868,000 in the second quarter of 2002 from $10,866,000 in the second quarter of 2001 as a result of an increase in the average amount of debt outstanding of $64,300,000 and a reduction of $2,666,000 ($672,000 in the second quarter of 2002 compared with $3,338,000 in the second quarter of 2001) in interest capitalized in connection with vessel construction. Such increases were offset by a decrease of 240 basis points in the average rate paid on floating rate debt to 3.1% in the 2002 second quarter from 5.5% in the comparable quarter of 2001.

                                                                       Form 10-Q
                                                                         Page 22


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense (continued):

The impact of this reduction in rates on floating rate debt was significantly offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $3,878,000 in the second quarter of 2002 and $471,000 in the second quarter of 2001.

Interest expense increased by $4,749,000 to $26,814,000 in the first six months of 2002 from $22,065,000 in the first six months of 2001 as a result of an increase in the average amount of debt outstanding of $46,200,000 and a reduction of $5,602,000 ($2,267,000 in the six months of 2002 compared with $7,869,000 in the first six months of 2001) in interest capitalized in connection with vessel construction. Such increases were offset by a decrease of 310 basis points in the average rate paid on floating rate debt to 3.1% in the first half of 2002 from 6.2% in the comparable period of 2001. The impact of this reduction in rates on floating rate debt was significantly offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $7,657,000 in the first six months of 2002 and $199,000 in the first six months of 2001.

Liquidity and Sources of Capital:

Working capital at June 30, 2002 was approximately $17,000,000 compared with $61,000,000 at December 31, 2001. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a capital construction fund with a market value of approximately $235,000,000 at June 30, 2002. Net cash used in operating activities in the first six months of 2002 approximated $9,000,000 (which is not necessarily indicative of the cash to be provided by or used in operating activities for the year ended December 31,
2002) compared with net cash provided by operating activities of $138,000,000 in the first six months of 2001. Net cash used in operating activities in the first six months of 2002 reflects $24,500,000 of payments with respect to estimated 2001 federal income taxes. Excluding such payments, net cash provided by operating activities amounted to approximately $16,000,000. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company has unsecured long-term credit facilities aggregating $700,000,000, of which $525,000,000 was used at June 30, 2002, and an unsecured short-term credit facility of $45,000,000, of which $35,000,000 was used at June 30, 2002. In late July and early August 2002, the Company entered into four secured loan agreements aggregating in excess of $250,000,000. Seven vessels (three VLCCs and four Aframaxes) were pledged as collateral in connection with such loans. The loans have terms ranging from 10 to 12 years and carry interest rates based on a spread above LIBOR. The Company will use the proceeds received from these borrowings to pay down existing term loans (with an outstanding balance as of June 30, 2002 of $117,100,000), which have significantly shorter remaining terms, and to further increase the Company's liquidity.

As of June 30, 2002, the joint ventures in which the Company participates had total bank debt of $300,147,000. The Company's percentage interests in these joint ventures range from 30% to 50%. The Company has guaranteed a total of $31,020,000 of the joint venture debt at June 30, 2002. The balance of the joint venture debt is nonrecourse to the Company. The amount of the Company's guaranties reduces proportionately as the principal amounts of the joint venture debt are paid down.

                                                                       Form 10-Q
                                                                         Page 23


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

As of June 30, 2002, the Company had non-cancelable contracts for the construction of three double-hulled foreign flag tankers for delivery between January 2003 and January 2004, with an aggregate unpaid cost of approximately $108,400,000. Unpaid costs are net of progress payments, which are covered by refundment guaranties. In July, the Company prepaid approximately $47,600,000 of progress payments for two newbuildings recognizing the benefit of a contractually provided prepayment discount and reducing its remaining capital commitments to $39,700,000 during the second half of 2002 and $16,700,000 in 2003. The Company expects to finance such vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such rates are volatile. Cancellation of these contracts by the Company, except as provided in the contracts, could require the Company to reimburse the respective shipyard for any losses that the shipyard may incur as a result of such cancellation.

The Company has used interest rate swaps to effectively convert a portion of its debt from a floating to a fixed rate basis. These agreements contain no leverage features and have various maturity dates from August 2002 to December 2008. As of June 30, 2002, the interest rate swaps effectively convert the Company's interest rate exposure on $450,000,000 from a floating rate based on LIBOR to an average fixed rate of 6.58%.

Risk Management:

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

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

                                                                       Form 10-Q
                                                                         Page 24


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                                     PART II

Item 4.         Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 5, 2002, the stockholders elected eleven directors, each for a term of one year, and approved the appointment of Ernst & Young LLP as independent auditors for the year 2002. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. A total of 32,468,711 shares were voted with respect to each of the aforementioned matters, and there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

                                NUMBER OF SHARES
--------------------------------------------------------------------------------
                                                              WITHHELD
 NAME OF NOMINEE FOR DIRECTOR      VOTED FOR             AUTHORITY TO VOTE
 ----------------------------      ---------             -----------------

Oudi Recanati                      32,222,706                  246,005
Morton P. Hyman                    30,580,129                1,888,582
Robert N. Cowen                    30,581,082                1,887,629
Ariel Recanati                     30,635,368                1,833,343
Alan  R. Batkin                    32,333,578                  135,133
Charles Fribourg                   32,334,231                  134,480
William L. Frost                   32,277,816                  190,895
Stanley Komaroff                   32,275,385                  193,326
Solomon N. Merkin                  32,332,714                  135,997
Joel I. Pickett                    32,277,979                  190,732
Michael J. Zimmerman               32,278,831                  189,880


The resolution to approve the appointment of Ernst & Young LLP as independent auditors was adopted by a vote of 31,678,442 shares in favor, 786,309 shares against and 3,960 shares abstained.

Item 6(a). Exhibits

See Exhibit Index on page 27.

Item 6(b). Reports on Form 8-K

The Registrant was not required to file any report on Form 8-K during the quarter ended June 30, 2002.

                                                                       Form 10-Q
                                                                         Page 25


Ernst & Young LLP        5 Times Square                      Phone: 212 773-3000
                         New York, New York 10036

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                               ERNST & YOUNG LLP

New York, New York
August 12, 2002

                                                                       Form 10-Q
                                                                         Page 26

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

                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                        (Registrant)


Date:  August 12, 2002           /s/ Morton P. Hyman
                                 -------------------
                                 Morton P. Hyman
                                 Chairman, President and Chief Executive Officer


Date:  August 12, 2002           /s/ Myles R. Itkin
                                 ------------------
                                 Myles R. Itkin
                                 Senior Vice President, Chief
                                   Financial Officer and Treasurer

                                                                       Form 10-Q
                                                                         Page 27


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

10. Form of Amendment to the agreements listed as Exhibits 10(iii)(c), 10(iii)(d), 10(iii)(e), 10(iii)(f), 10(iii)(h) and 10(iii)(i) to the
      Registrant's Annual Report on Form 10-K for 2001.

15.   Letter from Ernst & Young LLP.

NOTE: Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.