Form 10-Q
period 2002-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2002-11-12
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-6479-1

                        OVERSEAS SHIPHOLDING GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              13-2637623
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

511 Fifth Avenue, New York, New York                              10017
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

Common Shares outstanding as of November 11, 2002 - 34,432,251

                                                                       Form 10-Q
                                                                          Page 2

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                                                  SEPTEMBER     DECEMBER
                                                                   30, 2002     31, 2001
                                                                  ----------   ----------
                                                                  (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents                                         $   13,067   $   30,256
Investments in marketable securities - Note F                         25,262       69,958
Receivables, including unbilled voyage receivables
  of $25,910 and $18,221                                              36,640       38,054
Inventories and prepaid expenses                                       5,443        8,354
                                                                  ----------   ----------
       Total Current Assets                                           80,412      146,622

Capital Construction Fund - Note F                                   227,815      232,971
Vessels, at cost, less accumulated depreciation
  of $407,258 and $434,442 - Note H                                1,381,923    1,307,311
Vessels under Capital Leases, less accumulated
  amortization of $87,715 and $83,681                                 34,375       38,408
Investments in Joint Ventures - Note E                               159,807      149,775
Other Assets                                                          90,524       89,188
                                                                  ----------   ----------
       Total Assets                                               $1,974,856   $1,964,275
                                                                  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                  $    3,529   $    3,132
Sundry liabilities and accrued expenses                               25,553       34,880
Federal income taxes                                                      --       23,756
Short-term debt and current installments of long-term debt            14,285       17,600
Current obligations under capital leases                               6,553        6,164
                                                                  ----------   ----------
       Total Current Liabilities                                      49,920       85,532

Long-term Debt - Note H                                              900,114      795,736
Obligations under Capital Leases                                      54,781       59,193
Deferred Federal Income Taxes ($122,437 and $132,170), Deferred
  Credits and Other Liabilities - Notes G and I                      208,697      210,388

Shareholders' Equity - Notes I and J                                 761,344      813,426
                                                                  ----------   ----------
       Total Liabilities and Shareholders' Equity                 $1,974,856   $1,964,275
                                                                  ==========   ==========

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 3

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       ---------------------    ----------------------
                                                         SEPT.       SEPT.        SEPT.        SEPT.
                                                       30, 2002    30, 2001     30, 2002     30, 2001
                                                       --------    ---------    ---------    ---------
Shipping Revenues - Note C:
Voyage charter revenues                                $ 18,424    $  48,966    $  54,243    $ 198,918
Time and bareboat charter revenues, including
   vessels operating in certain pools                    50,531       48,469      158,952      177,383
                                                       --------    ---------    ---------    ---------
                                                         68,955       97,435      213,195      376,301
Voyage expenses                                          (6,761)     (19,079)     (23,801)     (64,618)
                                                       --------    ---------    ---------    ---------
Time Charter Equivalent Revenues                         62,194       78,356      189,394      311,683
                                                       --------    ---------    ---------    ---------

Ship Operating Expenses:
Vessel expenses                                          20,598       23,173       63,722       63,670

Time and bareboat charter hire expenses - Note K          6,130       10,859       18,474       36,754
Depreciation and amortization                            20,106       17,453       58,724       51,637
General and administrative                                7,272        9,589       22,717       28,681
Restructuring charge - Note L                                --          382           --        9,196
                                                       --------    ---------    ---------    ---------
Total Ship Operating Expenses                            54,106       61,456      163,637      189,938
                                                       --------    ---------    ---------    ---------

Income from Vessel Operations                             8,088       16,900       25,757      121,745
Equity in Income of Joint Ventures - Note E               1,475        3,556        4,762       13,198
                                                       --------    ---------    ---------    ---------
Operating Income                                          9,563       20,456       30,519      134,943
Write-down of Marketable Securities - Note F            (31,976)          --      (31,976)          --
Other Income/(Expense) - net - Note M                      (491)       7,697       12,291       40,699
                                                       --------    ---------    ---------    ---------
                                                        (22,904)      28,153       10,834      175,642
Interest Expense                                         13,267       11,041       40,081       33,106
                                                       --------    ---------    ---------    ---------

Income/(Loss) before Federal Income Taxes               (36,171)      17,112      (29,247)     142,536

Provision/(Credit) for Federal Income Taxes - Note I     (6,510)       5,950       (4,000)      48,300
                                                       --------    ---------    ---------    ---------
Net Income/(Loss)                                      $(29,661)   $  11,162    $ (25,247)   $  94,236
                                                       ========    =========    =========    =========

Per Share Amounts - Note N2:
   Basic net income/(loss)                             $  (0.86)   $    0.33    $   (0.73)   $    2.76
                                                       ========    =========    =========    =========
   Diluted net income/(loss)                           $  (0.86)   $    0.32    $   (0.73)   $    2.72
                                                       ========    =========    =========    =========
   Cash dividends declared                             $   0.15           --    $    0.60    $    0.45
                                                       ========    =========    =========    =========

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                    ----------------------
                                                                      SEPT.        SEPT.
                                                                    30, 2002     30, 2001
                                                                    ---------    ---------
Net cash provided by operating activities                           $   2,686    $ 177,231
                                                                    ---------    ---------

Cash Flows from Investing Activities:
Purchases of marketable securities                                         --     (116,969)
Proceeds from sales of marketable securities                           32,164       96,402
Expenditures for vessels, including $101,504 and $72,235  related
   to vessels under construction                                     (134,733)     (73,694)
Proceeds from disposal of vessels                                      12,729        1,142
Investments in and advances to joint ventures                         (17,844)     (53,818)
Distributions from joint ventures                                       5,612        2,749
Other - net                                                               (81)       1,003
                                                                    ---------    ---------
Net cash (used in) investing activities                              (102,153)    (143,185)
                                                                    ---------    ---------

Cash Flows from Financing Activities:
Issuance of debt                                                      256,000           --
Payments on debt and obligations under capital leases                (158,423)     (16,999)
Cash dividends paid                                                   (15,470)     (15,374)
Issuance of common stock upon exercise of stock options                 2,311        4,076
Other - net                                                            (2,140)          22
                                                                    ---------    ---------
Net cash provided by/(used in) financing activities                    82,278      (28,275)
                                                                    ---------    ---------

Net increase/(decrease) in cash and cash equivalents                  (17,189)       5,771
Cash and cash equivalents at beginning of period                       30,256       15,781
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $  13,067    $  21,552
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

                                                                                                        Accumulated
                                                       Paid-in                     Treasury Stock          Other
                                             Common   Additional  Retained     ----------------------  Comprehensive
                                             Stock*    Capital    Earnings       Shares       Amount   Income/(Loss)**   Total
                                             -------   --------   ---------    ----------    --------  --------------  ---------
Balance at January 1, 2002                   $39,591   $103,529   $ 769,457     5,312,867    $(72,868)   $(26,283)     $ 813,426
                                                                                                                       ---------
Net Loss                                                            (25,247)                                             (25,247)
Net Unrealized Holding Gains on
  Available-For-Sale Securities                                                                             2,404          2,404
Effect of Derivative Instruments                                                                          (13,212)       (13,212)
Minimum Pension Liability                                                                                     279            279
                                                                                                                       ---------
Comprehensive Loss                                                                                                       (35,776)***
                                                                                                                       ---------
Cash Dividends Declared                                             (20,635)                                             (20,635)
Deferred Compensation Related
  to Options Granted                                      1,697                                                            1,697
Options Exercised and Employee
  Stock Purchase Plan                                        23                  (152,492)      2,288                      2,311
Tax Benefit Related to Options Exercised                    321                                                              321
                                             -------   --------   ---------    ----------    --------    --------      ---------
Balance at September 30, 2002                $39,591   $105,570   $ 723,575     5,160,375    $(70,580)   $(36,812)     $ 761,344
                                             =======   ========   =========    ==========    ========    ========      =========

Balance at January 1, 2001                   $39,591   $ 99,009   $ 688,528     5,604,275    $(76,857)   $   (104)     $ 750,167
                                                                                                                       ---------
Net Income                                                           94,236                                               94,236
Cumulative Effect of Change in Accounting
  Principle, net of taxes of $1,861 - Note B                                                                3,455          3,455
Net Unrealized Holding Losses on
  Available-For-Sale Securities                                                                           (24,816)       (24,816)
Effect of Derivative Instruments                                                                          (13,560)       (13,560)
                                                                                                                       ---------
Comprehensive  Income                                                                                                     59,315***
                                                                                                                       ---------
Cash Dividends Declared                                             (15,374)                                             (15,374)
Deferred Compensation Related to
  Options Granted                                         1,697                                                            1,697
Options Exercised and Employee
  Stock Purchase Plan                                       548                  (261,309)      3,528                      4,076
Tax Benefit Related to Options Exercised                  1,253                                                            1,253
                                             -------   --------   ---------    ----------    --------    --------      ---------
Balance at September 30, 2001                $39,591   $102,507   $ 767,390     5,342,966    $(73,329)   $(35,025)     $ 801,134
                                             =======   ========   =========    ==========    ========    ========      =========

* Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.

**    Amounts are net of tax.

*** There were comprehensive losses of $36,726 and $26,364 for the three months ended September 30, 2002 and 2001, respectively.

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

The condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2001 and the condensed consolidated statement of cash flows for the nine month period ended September 30, 2001 have been reclassified to conform with the 2002 presentation of certain items.

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

                                                                       Form 10-Q
                                                                          Page 7

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C -Segment Reporting:

The Company has five reportable segments: Foreign Flag VLCCs, Aframaxes, and Product Carriers, and U.S. Flag Crude Tankers and Dry Bulk Carriers. Information about the Company's reportable segments as of and for the three month and nine month periods ended September 30, 2002 and 2001 is as follows:

                                                   Foreign Flag                  U.S. Flag
                                       ----------------------------------   ------------------
                                                                  Product    Crude    Dry Bulk
In thousands                              VLCCs     Aframaxes    Carriers   Tankers   Carriers    All other     Totals
-------------------------------------------------------------------------   -------------------------------------------
Three months ended Sept. 30, 2002:
  Shipping revenues *                  $  17,514    $  16,267    $ 13,728   $ 7,013   $  6,083    $  8,350   $   68,955
  Time charter equivalent revenues        17,109       16,167       9,549     7,013      4,090       8,266       62,194
  Income from vessel operations            1,989        5,040       3,258     3,431        602       1,040       15,360**
  Equity in income of joint ventures        (132)         (27)                1,541                     93        1,475
Total assets at Sept. 30, 2002           872,941      492,114      93,207     7,153      6,388     161,687    1,633,490

Nine months ended Sept. 30, 2002:
  Shipping revenues *                     51,902       52,159      39,372    21,039     18,482      30,241      213,195
  Time charter equivalent revenues        50,893       52,123      26,836    21,039      8,533      29,970      189,394
  Income from vessel operations            6,262       19,022       8,351    10,314     (3,660)      8,185       48,474**
  Equity in income of joint ventures         536         (207)                4,342                     91        4,762

Three months ended Sept. 30, 2001:
  Shipping revenues *                     23,343       30,226      14,586     7,013      9,308      12,959       97,435
  Time charter equivalent revenues        23,080       20,385      11,245     7,013      3,814      12,819       78,356
  Income from vessel operations           11,035        7,907       2,866     3,442     (1,144)      2,765       26,871**
  Equity in income of joint ventures       1,982        1,574                                                     3,556
Total assets at Sept. 30, 2001           818,732      405,024     103,404     2,224     14,901     168,176    1,512,461

Nine months ended Sept. 30, 2001:
  Shipping revenues *                     96,451      127,134      60,834    21,039     25,999      44,844      376,301
  Time charter equivalent revenues        95,908       91,003      49,249    21,039     10,016      44,468      311,683
  Income from vessel operations           60,671       57,433      27,466    10,733     (5,682)      9,001      159,622**
  Equity in income of joint ventures       7,297        4,640                 1,228                     33       13,198

* Beginning in 2002, operation of the PDV Marina/OSG Aframax pool, now doing business as Aframax International, changed to be substantially similar to the operations of the Tankers and dry bulk carrier pools. Accordingly, in the first quarter of 2002, Aframax International began reporting results on a time charter equivalent basis (after reduction for voyage expenses). Prior to 2002, revenues of the Aframaxes were reported on a voyage charter basis, that is, before reduction for voyage expenses that aggregated $9,841 for the three months ended September 30, 2001 and $36,131 for the nine months ended September 30, 2001.

      For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

** Segment totals for income from vessel operations are before general and administrative expenses and the restructuring charge.

                                                                       Form 10-Q
                                                                          Page 8

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C - Segment Reporting (continued):

A reconciliation of total assets of the segments to amounts included in the condensed consolidated balance sheets is as follows:

                                                           IN THOUSANDS AS OF
                                                        ------------------------
                                                        SEPTEMBER     SEPTEMBER
                                                        30, 2002      30, 2001
                                                        ----------    ----------
Total assets of all segments                            $1,633,490    $1,512,461
Corporate cash and securities, including Capital
  Construction Fund                                        266,144       307,526
Other unallocated amounts                                   75,222        85,779
                                                        ----------    ----------
Consolidated total assets                               $1,974,856    $1,905,766
                                                        ==========    ==========

Note D - Assets and Liabilities of Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign subsidiaries, whose operations are principally conducted in U.S. dollars, is as follows:

                                                           IN THOUSANDS AS OF
                                                        ------------------------
                                                        SEPTEMBER     DECEMBER
                                                        30, 2002      30, 2001
                                                        ----------    ----------
Current assets                                          $   46,872    $   35,182
Vessels, net                                             1,336,871     1,259,383
Other assets                                               166,421       166,238
                                                        ----------    ----------
Total Assets                                            $1,550,164    $1,460,803
                                                        ==========    ==========

Current installments of long-term debt, including
  intercompany of $66,800 as of December 31, 2001       $   14,285    $   79,400
Other current liabilities                                   10,917        16,135
                                                        ----------    ----------
Total current liabilities                                   25,202        95,535

Long-term debt, deferred credits
  and other liabilities                                    461,756       304,861
Equity                                                   1,063,206     1,060,407
                                                        ----------    ----------
Total Liabilities and Equity                            $1,550,164    $1,460,803
                                                        ==========    ==========

Note E - Joint Ventures:

As of September 30, 2002, the Company is a partner in joint ventures that own 11 foreign flag vessels (ten VLCCs and one Aframax). Eight of these VLCCs participate in the Tankers pool; two operate on long-term charters, one to the Company and one to the other joint venture partner, and do not participate in the Tankers pool. The Aframax participates in the Aframax International pool.

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

A condensed summary of the results of operations of the joint ventures is as follows:

                                                    IN THOUSANDS
                                   ----------------------------------------------
                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                   --------------------    ----------------------
                                     2002        2001        2002         2001
                                   --------    --------    ---------    ---------
Time charter equivalent revenues   $ 59,729    $ 59,030    $ 177,199    $ 168,401
Ship operating expenses              52,988      49,923      155,088      143,332
                                   --------    --------    ---------    ---------
Income from vessel operations         6,741       9,107       22,111       25,069
Other income                            125         219          479          726
Interest expense *                   (7,257)     (5,970)     (19,341)     (11,259)
                                   --------    --------    ---------    ---------
Net income/(loss)                  $   (391)   $  3,356    $   3,249    $  14,536
                                   ========    ========    =========    =========

* Interest expense includes interest on subordinated loans payable to the joint venture partners of $4,097,000 (three months ended September 30, 2002), $2,337,000 (three months ended September 30, 2001), $10,296,000
      (nine months ended September 30, 2002) and $3,467,000 (nine months ended September 30, 2001). The Company's share of such interest is eliminated in recording the results of the joint ventures by the equity method.

As of September 30, 2002, the joint ventures in which the Company had interests ranging from 30% to 50% had bank debt of $341,480,000 and subordinated loans payable to all joint venture partners of $195,624,000. The Company's guaranties in connection with the joint ventures' bank financings, which are otherwise nonrecourse to the joint venture partners, aggregated $36,133,000 at September 30, 2002. The amount of these guaranties reduces as the bank loans are paid down.

Note F - Investments in Marketable Securities:

The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Staff Accounting Bulletin No. 59, "Noncurrent Marketable Equity Securities." Accordingly, if a material decline in the fair value below the Company's cost basis is determined to be other-than-temporary, a noncash impairment loss is recorded as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a decline in fair value is determined to be other-than-temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. Based on a number of factors, including the magnitude of

                                                                       Form 10-Q
                                                                         Page 10

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note F - Investments in Marketable Securities (continued):

the drop in market values below the Company's cost bases and the length of time that the declines have been sustained, management concluded that the declines in fair value of certain securities with an aggregate cost basis of $44,201,000, including $4,578,000 attributable to securities in the Capital Construction Fund, were other-than-temporary at the end of the third quarter of 2002.

During the three month and nine month periods ended September 30, 2002, the Company recorded noncash impairment losses of $31,976,000 related to its marketable securities, including $3,159,000 related to securities held in the Capital Construction Fund, in the accompanying condensed consolidated statements of operations.

Note G - Derivatives:

As of September 30, 2002, the Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $422,000,000, including 11-year swaps that commence in the third quarter of 2003, pursuant to which it pays, or will pay, fixed rates ranging from 4.6% to 7.1% and receives floating rates based on LIBOR (approximately 1.8% as of September 30, 2002). These agreements contain no leverage features and have various maturity dates from February 2003 to August 2014. As of September 30, 2002, the Company has recorded a liability of $29,579,000 related to the fair values of these swaps in other liabilities.

Note H - Debt:

In February 2002, the Company increased its unsecured short-term credit facility to $45,000,000 from $15,000,000. There was no balance outstanding under such facility at September 30, 2002. In addition, the Company has unsecured long-term credit facilities aggregating $700,000,000, of which $503,000,000 was used at September 30, 2002.

In late July and early August 2002, the Company entered into four secured loan agreements aggregating $256,000,000. Seven vessels (three VLCCs and four Aframaxes) were pledged as collateral in connection with such loans. The loans have terms ranging from 10 to 12 years (with an average life of approximately eight years) and currently carry interest rates based on a spread above LIBOR. The interest rate basis applicable to $50,000,000 of such loans will convert to a fixed rate in August 2003. The Company used the proceeds received from these borrowings to pay down existing secured Term Loans and unsecured Promissory Note with an aggregate outstanding balance of $117,100,000, which had significantly shorter remaining terms, and to reduce amounts then outstanding under the Company's revolving credit facilities. As of September 30, 2002, the full $256,000,000 has been effectively converted into fixed rate debt for periods up to 12 years.

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

                                                                       Form 10-Q
                                                                         Page 11

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Debt (continued):

As of September 30, 2002, approximately 25.3% of the net book amount of the Company's vessels, representing seven foreign flag vessels, is pledged as collateral under certain debt agreements.

Interest paid approximated $38,199,000 (nine months ended September 30, 2002) and $28,323,000 (nine months ended September 30, 2001), excluding capitalized interest, which decreased due to vessel deliveries.

Note I - Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax. Prior to 1987, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $16,494,000 (three months ended September 30, 2001), $1,144,000 (nine months ended September 30, 2002) and $130,724,000 (nine months ended September 30, 2001), before any U.S. income tax effect. There was a loss from foreign shipping operations of $2,953,000 for the three months ended September 30, 2002. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at September 30, 2002 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of September 30, 2002, since it is intended that such undistributed earnings ($2,300,000 at September 30, 2002) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $800,000.

The components of the provision for federal income taxes are as follows:

                                               IN THOUSANDS
                           -----------------------------------------------------
                             THREE MONTHS ENDED              NINE MONTHS ENDED
                               SEPTEMBER 30,                   SEPTEMBER 30,
                           ----------------------        -----------------------
                            2002           2001            2002            2001
                           -------        -------        --------        -------
Current                    $  (258)       $ 2,200        $   (482)       $23,400
Deferred                    (6,252)         3,750          (3,518)        24,900
                           -------        -------        --------        -------
                           $(6,510)       $ 5,950        $ (4,000)       $48,300
                           =======        =======        ========        =======

                                                                       Form 10-Q
                                                                         Page 12

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note I - Taxes (continued):

During the three month and nine month periods ended September 30, 2002, the Company established a valuation allowance offset of $6,888,000 against the deferred tax asset resulting from the write-down of certain marketable securities (see Note F), and the unrealized losses on available-for-sale securities that are reflected in accumulated other comprehensive income/(loss). The valuation allowance was established because the Company believes, based on currently available evidence, that it is more likely than not that the full amount of the deferred tax asset will not be realized through the generation of capital gains in the future.

The above valuation allowance has been recorded in the accompanying condensed financial statements as follows (in thousands):

Increase in provision for federal income taxes                         $  5,431
Decrease in other comprehensive income/(loss)                             1,457
                                                                       --------
                                                                       $  6,888
                                                                       ========

Federal income taxes paid during the nine months ended September 30, 2002 amounted to $24,500,000, all of which related to 2001. Federal income taxes paid during the nine months ended September 30, 2001 amounted to $6,100,000, of which $3,100,000 related to 2000.

Note J - Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, are as follows:

                                                            IN THOUSANDS AS OF
                                                          ---------------------
                                                          SEPTEMBER    DECEMBER
                                                          30, 2002     31, 2001
                                                          ---------    --------
Unrealized losses on available-for-sale securities        $(14,041)    $(16,445)
Unrealized losses on derivative instruments                (19,226)      (6,014)
Minimum pension liability                                   (3,545)      (3,824)
                                                          --------     --------
                                                          $(36,812)    $(26,283)
                                                          ========     ========

Note K - Leases (Charters-in):

As of September 30, 2002, the Company participates in the charter-in of three vessels (two Capesize Dry Bulk Carriers at an average rate of $11,500 per day and one VLCC at an average rate of $23,700 per day), which are commercially managed by pools in which the Company participates. As of September 30, 2002, these charters-in, which principally commenced during the third quarter of 2002, have remaining terms ranging from nine months for one of the Dry Bulk Carriers to 34 months for the VLCC. The Company's share of such charter-in obligations as of September 30, 2002 is $1,114,000 (fourth quarter of 2002), $4,191,000 (2003),
$3,712,000 (2004) and $1,995,000 (2005).

                                                                       Form 10-Q
                                                                         Page 13

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note L - Restructuring Charge:

In the first quarter of 2001, the Company completed a review of its ship management and administrative functions and adopted a plan to transfer a major portion of such functions to its subsidiary in Newcastle, United Kingdom, resulting in New York headquarters staff reductions numbering approximately 100 persons. In connection with such staff reductions, the Company recorded restructuring charges of $382,000 (three months ended September 30, 2001) and $9,196,000 (nine months ended September 30, 2001). The charge included $7,626,000 related to employee termination and severance costs associated with the reduction in workforce and $1,570,000 for the disposal of certain assets. Additional charges related to this restructuring aggregating $1,243,000 were recognized over the remainder of 2001, in accordance with existing accounting pronouncements. The restructuring has been completed. The remaining liability of $204,000, for severance costs to be paid over the remaining three months of 2002, is included in sundry liabilities and accrued expenses in the condensed consolidated balance sheet as of September 30, 2002.

Note M - Other Income/(Expense) - net:

Other income/(expense) - net consists of the following:

                                                                IN THOUSANDS
                                                   ----------------------------------------
                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                   ------------------   -------------------
                                                     2002       2001      2002        2001
                                                   -------    -------   --------    -------
Investment income:
Interest and dividends                             $ 1,735    $ 3,441   $  7,247    $13,293

Realized gain/(loss) on sale of securities - net    (1,027)     1,760      1,656     22,015
Foreign currency exchange gain on
  available-for-sale securities                        272      2,422      3,755        152
                                                   -------    -------   --------    -------
                                                       980      7,623     12,658     35,460

Gain/(loss) on sale of vessels                      (1,549)        --       (861)       436
Gain on derivative transactions                         --          2        325      4,465
Miscellaneous - net                                     78         72        169        338
                                                   -------    -------   --------    -------
                                                   $  (491)   $ 7,697   $ 12,291    $40,699
                                                   =======    =======   ========    =======

Note N - Capital Stock and Per Share Amounts:

1. In September 2002, the Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's common stock from time-to-time in the open market. Such purchases will be made at the Company's discretion and will take into account such factors as price and prevailing market conditions. As of September 30, 2002, there have been no purchases under this program.

                                                                       Form 10-Q
                                                                         Page 14

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note N - Capital Stock and Per Share Amounts (continued):

2. Basic net income/(loss) per share is based on the following weighted average number of common shares outstanding during each period: 34,427,000 shares (three months ended September 30, 2002), 34,245,000 shares (three months ended September 30, 2001), 34,381,000 shares (nine months ended September 30, 2002) and 34,139,000 shares (nine months ended September 30, 2001). Diluted net income/(loss) per share, which gives effect to stock options, is based on the following weighted average number of shares during each period: 34,427,000 shares (three months ended September 30, 2002), 34,742,000 shares (three months ended September 30, 2001), 34,381,000 shares (nine months ended September 30,
2002) and 34,708,000 shares (nine months ended September 30, 2001). Such options have not been included in the computation of diluted net (loss) per share for the three month and nine month periods ended September 30, 2002 since their effect thereon would be antidilutive.

Note O - Commitments:

In late July 2002, the Company prepaid approximately $47,600,000 of vessel construction costs to recognize the benefit of a contractually provided prepayment discount, thereby reducing the 2003 commitments by $52,000,000. As of September 30, 2002, the Company had non-cancelable contracts for the construction of three double-hulled foreign flag tankers (one VLCC and two Aframaxes), scheduled for delivery between January 2003 and January 2004, with an aggregate unpaid cost of approximately $43,200,000. Unpaid costs, which are net of $105,200,000 of progress payments and prepayments, will be funded as follows: $26,500,000 during the remaining three months of 2002 and $16,700,000 in 2003. The progress payments are covered by refundment guaranties.

                                                                       Form 10-Q
                                                                         Page 15

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet consists of 52 vessels aggregating 8.5 million deadweight tons ("dwt"), including 11 vessels that are owned by joint ventures in which the Company has an average interest of 41%. An additional three newbuildings aggregating 0.5 million dwt are scheduled for delivery in the next 15 months.

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

Foreign Flag VLCC Segment

--------------------------------------------------------------------------------
                                             Spot Market TCE Rates
                                           VLCCs in the Arabian Gulf
                               -------------------------------------------------
                                   Three Months                 Nine Months
                                Ended September 30,         Ended September 30,
                               ---------------------       ---------------------
                                 2002          2001          2002          2001
                               -------       -------       -------       -------
Average                        $ 9,500       $26,400       $11,300       $36,800
High                           $18,800       $42,100       $26,800       $69,800
Low                            $ 3,500       $14,800       $ 3,500       $14,800
--------------------------------------------------------------------------------

                                                                       Form 10-Q
                                                                         Page 16

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

During the third quarter of 2002, TCE rates for modern VLCCs operating in the Arabian Gulf fell to an average of $9,500 per day, 64% below the average daily rate of $26,400 per day achieved in the third quarter of 2001. This drop in rates was attributable to a slower recovery in the global economy and a reduction in OPEC crude oil production caused by successive OPEC quota cuts. Approximately two-thirds of this reduction has been borne by member countries located in the Arabian Gulf, the primary source of VLCC employment, placing significant pressure on VLCC rates. OPEC production in the third quarter of 2002 was 25.3 million barrels per day, 7.0% lower than the production levels in the third quarter of 2001.

Foreign Flag Aframax Segment

--------------------------------------------------------------------------------
                                             Spot Market TCE Rates
                                           Aframaxes in the Caribbean
                               -------------------------------------------------
                                   Three Months                 Nine Months
                                Ended September 30,         Ended September 30,
                               ---------------------       ---------------------
                                 2002          2001          2002          2001
                               -------       -------       -------       -------
Average                        $14,000       $18,000       $14,800       $26,600
High                           $22,000       $26,000       $24,000       $51,000
Low                            $ 8,500       $12,000       $ 8,500       $12,000
--------------------------------------------------------------------------------

Aframaxes are less reliant on trades from the Arabian Gulf than VLCCs and have benefited from increased non-OPEC production. During the third quarter of 2002, non-OPEC oil output averaged 47.6 million barrels per day, an increase of 0.8 million barrels per day, or 1.6%, compared with the third quarter of 2001. Substantially all of the non-OPEC production increase was attributable to an 8.6% rise in output in the Former Soviet Union ("FSU"). Seaborne crude oil exports from the FSU rose year-over-year by 19% to 3.0 million barrels per day, over 50% of which was carried on Aframaxes, benefiting Mediterranean trades. Demand for Aframax tonnage in the Caribbean trades during the third quarter of 2002, however, was moderated by counter-seasonal reductions in U.S. crude oil inventory levels. Rates for Aframaxes operating in the Caribbean in the third quarter of 2002 averaged $14,000 per day, 22% below the average of $18,000 per day that prevailed in the third quarter of 2001.

Foreign Flag Product Carrier Segment

--------------------------------------------------------------------------------
                                             Spot Market TCE Rates
                                         Panamaxes in the Pacific and
                                         Bostonmaxes in the Caribbean
                               -------------------------------------------------
                                   Three Months                 Nine Months
                                Ended September 30,         Ended September 30,
                               ---------------------       ---------------------
                                 2002          2001          2002          2001
                               -------       -------       -------       -------
Panamax Average                $13,600       $20,200       $12,100       $30,600
Panamax High                   $14,800       $24,000       $14,800       $58,000
Panamax Low                    $12,000       $16,000       $ 9,000       $16,000

Bostonmax Average              $ 8,900       $16,200       $ 9,900       $20,200
Bostonmax High                 $11,500       $19,000       $12,400       $32,000
Bostonmax Low                  $ 8,000       $13,000       $ 8,000       $13,000
--------------------------------------------------------------------------------

                                                                       Form 10-Q
                                                                         Page 17

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

TCE rates for Panamax Product Carriers in the Pacific averaged $13,600 per day during the third quarter compared with $20,200 per day in the third quarter of 2001, a decrease of 33%. In recent months, refined-products inventories in the Pacific region have increased, but remain about 5% below year ago levels. Japanese oil demand remained stagnant for most of the third quarter of 2002, at 1% to 2% below demand in the third quarter of 2001.

Long haul refined-products trades from the Middle East to Europe declined further in the third quarter of 2002, adversely affecting demand for larger product tankers. Weak European demand during the third quarter of 2002 kept product inventory stocks relatively high. Nevertheless, product exports from the FSU, which primarily move to Europe, were more than 6% higher in the third quarter of 2002 compared with the third quarter of last year. The resulting increase in employment has primarily benefited medium-size (25-45,000 dwt) product carriers, which carry approximately 60% of FSU product exports to Europe that are shipped in vessels over 25,000 dwt.

TCE rates for Bostonmax Product Carriers (approximately 39,000 dwt) trading from the Caribbean fell to an average of $8,900 per day in the third quarter of 2002 from $16,200 per day in the third quarter of 2001, a decrease of 45%. Refined-products inventory levels in North America peaked early in the third quarter, gradually declining thereafter, largely as the result of the seasonal drawdown of gasoline stocks. Despite this inventory drawdown, product inventories at the end of August were at their highest end-of-August level since 1999. Exports of unleaded gasoline from Europe to the U.S. remained strong throughout most of the third quarter, with over one million tons exported in August alone.

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

Market Value of Marketable Securities

In accordance with Financial Accounting Standards No. 115, the Company's holdings in marketable securities are classified as available-for-sale and, therefore, are carried on the balance sheet at fair market value (determined by using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income/(loss) until the investments are sold. Accordingly, these changes in value are not reflected in the Company's statements of operations. If, however, pursuant to the provisions of Financial Accounting Standards No. 115 and Staff Accounting Bulletin No. 59, the Company determines that a material decline in the fair value below the Company's cost basis is other-than-temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value

                                                                       Form 10-Q
                                                                         Page 18

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

of a stock has been below its cost basis for six consecutive months. In the period in which a decline in fair value is determined to be other-than-temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and the length of time that the declines have been sustained, management concluded that the declines in fair value of securities with an aggregate cost basis of $44,201,000, including $4,578,000 attributable to securities in the Capital Construction Fund, was other-than-temporary at the end of the third quarter of 2002. For the third quarter and first nine months of 2002, the Company recorded a pre-tax noncash impairment losses of $31,976,000 related to such marketable securities, including $3,159,000 related to securities held in the Capital Construction Fund. These impairment losses are reflected in the accompanying condensed consolidated statements of operations.

The fair value of certain other marketable securities has declined below the Company's cost bases in those securities. At September 30, 2002, the net after tax unrealized loss applicable to available-for-sale securities included in accumulated other comprehensive income/(loss) was $14.0 million, including $7.5 million applicable to securities in the Capital Construction Fund in the accompanying condensed consolidated balance sheet. Certain of these securities have had fair values below their carrying values for more than six months. The Company has evaluated the circumstances surrounding the declines in market values as of September 30, 2002, and believes that these declines are temporary and, accordingly, continues to record the unrealized losses in accumulated other comprehensive income/(loss). If, however, the market values of these securities do not recover in the near term, the decline may then be considered to be an other-than-temporary impairment, which would result in a charge to earnings in future periods, which charges previously have been included in accumulated other comprehensive income/(loss).

Income from Vessel Operations:

During the third quarter of 2002, TCE revenues decreased by $16,162,000, or 21%, to $62,194,000 from $78,356,000 in the third quarter of 2001, resulting from a sharp decline in average daily TCE rates for vessels operating in the spot market partially offset by an increase in revenue days. During the third quarter of 2002, approximately 71% of the Company's TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 66% in the third quarter of 2001. In the third quarter of 2002, approximately 29% of TCE revenues were generated from long-term charters compared with 34% in the third quarter of 2001. This reduction in percentage contribution from long-term charters in the third quarter of 2002 was principally attributable to an increase in drydocking days for two U.S. Flag Product Carriers and the expiry, in the first quarter of 2002, of a long-term charter on a VLCC.

During the first nine months of 2002, TCE revenues decreased by $122,289,000, or 39%, to $189,394,000 from $311,683,000 in the first nine months of 2001 because of a significant decrease in spot market rates partially offset by an increase in revenue days. For the first nine months of 2002, approximately 68% of the Company's TCE revenues were derived in the spot market compared with 75% for the first nine months of 2001. In the first nine months of 2002, approximately 32% of TCE revenues were generated from long-term charters compared with 25% in the first nine months of 2001.

                                                                       Form 10-Q
                                                                         Page 19

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

The increased percentage contribution from long-term charters during the first nine months of 2002 compared with the comparable period of 2001 reflects the sharp decline in average daily TCE rates for the vessels operating in the spot market.

The reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, long-term charters provide the Company with a more predictable level of revenues.

During the third quarter of 2002, income from vessel operations decreased by $8,812,000 to $8,088,000 from $16,900,000 in the third quarter of 2001. Income from vessel operations for the 2001 period reflects a restructuring charge of $382,000. The reduction resulted from a decrease in average daily TCE rates and revenues for all of the Company's Foreign Flag segments (see Note C to the condensed financial statements for additional information on the Company's segments).

During the first nine months of 2002, income from vessel operations decreased by $95,988,000 to $25,757,000 from $121,745,000 in the first nine months of 2001, including a restructuring charge of $9,196,000 in the 2001 period. This reduction resulted from a decrease in average daily TCE rates and revenues for all of the Company's Foreign Flag segments. Average daily vessel expenses decreased by more than $200 per day on a consolidated basis for the first nine months of 2002 compared with the first nine months of 2001.

VLCC Segment

                                                 Three Months Ended   Nine Months Ended
                                                   September 30,        September 30,
                                                 ------------------   -----------------
                                                    2002      2001      2002      2001
                                                  -------   -------   -------   -------
TCE revenues (in thousands)                       $17,109   $23,080   $50,893   $95,908
Running expenses (in thousands)(a)                 15,120    12,045    44,631    35,237
                                                  -------   -------   -------   -------
Income from vessel operations (in thousands)(b)   $ 1,989   $11,035   $ 6,262   $60,671
                                                  =======   =======   =======   =======
Average daily TCE rate                            $16,956   $29,819   $17,795   $43,774
Average number of vessels(c)                         10.0       7.5       9.7       7.2
Average number of vessels chartered in
  under operating leases                              1.1       1.0       1.0       1.0
Number of revenue days(d)                           1,009       774     2,860     2,191
Number of ship-operating days(e)                    1,025       780     2,923     2,228

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

                                                Three Months Ended   Nine Months Ended
                                                  September 30,        September 30,
                                                ------------------   -----------------
                                                   2002      2001      2002      2001
                                                 -------   -------   -------   -------
Spot Market:
  TCE revenues (in thousands)                    $13,868   $17,133   $40,047   $77,951
  Running expenses (in thousands)                 13,189     8,871    37,688    26,061
                                                 -------   -------   -------   -------
  Income from vessel operations (in thousands)   $   679   $ 8,262   $ 2,359   $51,890
                                                 =======   =======   =======   =======
  Average daily TCE rate                         $15,123   $28,990   $15,686   $47,300
  Number of revenue days                             917       591     2,553     1,648


During the third quarter of 2002, TCE revenues for the VLCC segment decreased by $5,971,000, or 26%, to $17,109,000 from $23,080,000 in the third quarter of
2001. This reduction in TCE revenues resulted from a decrease of $12,863 per day in the average daily TCE rate earned partially offset by an increase in the number of revenue days. The increase in revenue days resulted from the delivery of three newbuilding VLCCs (two in the second half of 2001 and one in early-April 2002). Running expenses increased by $3,075,000 to $15,120,000 in the third quarter of 2002 from $12,045,000 in the prior year's third quarter as a result of an increase in ship-operating days. Average daily running expenses, however, were relatively unchanged.

For the first nine months of 2002, TCE revenues decreased by $45,015,000, or 47%, to $50,893,000 from $95,908,000 in the first nine months of 2001. The reduction in TCE revenues resulted from a decrease of $25,979 per day in the average daily TCE rate earned partially offset by an increase in revenue days resulting from the delivery of new vessels. Running expenses increased by $9,394,000 to $44,631,000 from $35,237,000 in 2001 because of an increase in ship-operating days. Average daily running expenses, however, were relatively unchanged.

Aframax Segment

                                              Three Months Ended   Nine Months Ended
                                                September 30,        September 30,
                                              ------------------   -----------------
                                                 2002      2001      2002      2001
                                               -------   -------   -------   -------
TCE revenues (in thousands)                    $16,167   $20,385   $52,123   $91,003
Running expenses (in thousands)                 11,127    12,478    33,101    33,570
                                               -------   -------   -------   -------
Income from vessel operations (in thousands)   $ 5,040   $ 7,907   $19,022   $57,433
                                               =======   =======   =======   =======
Average daily TCE rate                         $16,007   $20,716   $16,857   $32,936
Average number of vessels                         11.5      10.0      11.6       9.7
Average number of vessels chartered in
  under operating leases                            --       1.0        --       0.6
Number of revenue days                           1,010       984     3,092     2,763
Number of ship-operating days                    1,060     1,012     3,175     2,801

                                                                       Form 10-Q
                                                                         Page 21

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the third quarter of 2002, TCE revenues for the Aframax segment decreased by $4,218,000, or 21%, to $16,167,000 from $20,385,000 in the third quarter of
2001. This reduction in TCE revenues resulted from a decrease of $4,709 per day in the average daily TCE rate earned partially offset by a small increase in revenue days. The increase in revenue days resulted from the delivery of two newbuilding Aframaxes subsequent to September 30, 2001 (one in 2001 and one in the first quarter of 2002), the purchase, in the third quarter of 2002, of a 1994-built double-hulled Aframax, offset by the sale, also in the third quarter of 2002, of the last two of the Company's single-hulled Aframaxes. TCE revenues for the third quarter of 2001 include $408,000 generated by forward freight agreements. Running expenses decreased by $1,351,000 to $11,127,000 in the third quarter of 2002 from $12,478,000 in the prior year's third quarter as a result of a reduction in charter-in expense partially offset by an increase in ship-operating days. Average daily running expenses, excluding the impact of chartered in vessels, were relatively unchanged because an increase in repair costs counterbalanced a decrease in other components of running expenses.

For the first nine months of 2002, TCE revenues decreased by $38,880,000, or 43%, to $52,123,000 from $91,003,000 in the first nine months of 2001. This reduction in TCE revenues resulted from a decrease of $16,079 per day in the average daily TCE rate earned partially offset by an increase in revenue days primarily resulting from the delivery of four new vessels since January 1, 2001. TCE revenues for the first nine months of 2001 include $3,193,000 generated by forward freight agreements. Running expenses decreased by $469,000 to $33,101,000 from $33,570,000 as a result of a reduction in charter-in expense partially offset by an increase in ship-operating days. Average daily running expenses, excluding charter-in expense, decreased by approximately $400 per day compared with the first nine months of 2001.

Product Carrier Segment

                                              Three Months Ended   Nine Months Ended
                                                September 30,        September 30,
                                              ------------------   -----------------
                                                 2002      2001      2002      2001
                                               -------   -------   -------   -------
TCE revenues (in thousands)                    $ 9,549   $11,245   $26,836   $49,249
Running expenses (in thousands)                  6,292     8,379    18,485    21,783
                                               -------   -------   -------   -------
Income from vessel operations (in thousands)   $ 3,257   $ 2,866   $ 8,351   $27,466
                                               =======   =======   =======   =======
Average daily TCE rate                         $13,244   $17,116   $12,581   $23,689
Average number of vessels                          8.0       8.0       8.0       8.0
Average number of vessels chartered in
  under operating leases                            --        --        --       0.3
Number of revenue days                             721       657     2,133     2,079
Number of ship-operating days                      736       736     2,184     2,271

During the third quarter of 2002, TCE revenues for the Product Carrier segment decreased by $1,696,000, or 15%, to $9,549,000 from $11,245,000 in the third quarter of 2001. This reduction in TCE revenues resulted from a decrease of $3,872 per day in the average daily TCE rate earned partially offset by an increase in revenue days resulting from a 55-day reduction in repair and drydocking days for the segment's vessels. Running expenses decreased by $2,087,000 to $6,292,000 in the third quarter of 2002 from $8,379,000 in the third quarter of 2001 because of a decrease in insurance costs related to hull and machinery claims. Average daily running expenses, excluding the impact of such insurance costs,

                                                                       Form 10-Q
                                                                         Page 22

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

were relatively unchanged.

For the first nine months of 2002, TCE revenues for the Product Carrier segment decreased by $22,413,000, or 46%, to $26,836,000 from $49,249,000 in the first nine months of 2001. This reduction in TCE revenues resulted from a decrease of $11,108 per day in the average daily TCE rate earned and the redelivery of a chartered in vessel to its owner in late-March 2001 partially offset by an increase in revenue days caused by a 132-day reduction in repair and drydocking days. Running expenses decreased by $3,298,000 to $18,485,000 from $21,783,000 in the first nine months of 2001 as a result of decreases in charter-in expense and insurance costs related to hull and machinery claims. Average daily running expenses, excluding the impact of charter-in expense and insurance costs related to hull and machinery claims, were relatively unchanged.

U.S. Flag Crude Tanker Segment

TCE revenues in the third quarter of 2002 and in the first nine months of 2002 for the U.S. Flag Crude Tanker segment were unchanged from the comparable 2001 periods because the segment's vessels are bareboat chartered at fixed rates to Alaska Tanker Company ("ATC").

U.S. Flag Dry Bulk Carrier Segment

During the third quarter of 2002, TCE revenues for the U.S. Flag Dry Bulk Carrier segment increased by $276,000 to $4,090,000 from $3,814,000 in the third quarter of 2001 reflecting an increase of $9,664 per day in the charter rates earned, partially offset by a 100-day reduction in revenue days. Running expenses decreased by $1,470,000 to $3,488,000 from $4,958,000 in the third quarter of 2001 due to the sale in June 2002 of a segment vessel.

For the first nine months of 2002, TCE revenues for the U.S. Flag Dry Bulk Carriers decreased by $1,483,000, or 15%, to $8,533,000 from $10,016,000 in the first nine months of 2001. This reduction in TCE revenues resulted from a 121-day reduction in revenue days. Running expenses decreased by $3,504,000 to $12,194,000 from $15,698,000 in the first nine months of 2001 as a result of the sale of one segment vessel in June 2002 and another in June 2001. Average daily running expenses, however, were relatively unchanged.

All Other

As of September 30, 2002, the Company also owns and operates a U.S. Flag Pure Car Carrier, two U.S. Flag Handysize Product Carriers operating in the Jones Act trade, and a Foreign Flag Suezmax, all on long-term charter, as well as two Foreign Flag Dry Bulk Carriers that operate in a pool of Capesize Dry Bulk Carriers. TCE revenues decreased by $4,553,000, or 36%, to $8,266,000 in the third quarter of 2002 from $12,819,000 in the third quarter of 2001 principally because of the Company's reduced participation in the charter-in of vessels that were commercially managed by the Capesize pool and a 72-day reduction in revenue days due to the drydocking of the two U.S. Flag Product Carriers. Running expenses similarly decreased because of the reduction in charter-in expense attributable to the vessels that were commercially managed by the Capesize pool.

                                                                       Form 10-Q
                                                                         Page 23

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

For the first nine months of 2002, TCE revenues decreased by $14,498,000, or 33%, to $29,970,000 from $44,468,000 in the first nine months of 2001. The reduction in TCE revenues resulted from OSG's reduced participation in the charter-in of vessels that were commercially managed by the Capesize pool and a decrease in revenue days and TCE rates earned by the two Foreign Flag Dry Bulk Carriers. Such decreases were partially offset by an increase in TCE revenues of $532,000 earned by two U.S. Flag Product Carriers as a result of new long-term charters that commenced in late 2001 and early 2002.

The average daily rates paid with respect to the chartered in vessels discussed in the two preceding paragraphs were higher than the TCE rates earned by such vessels during the respective periods. Accordingly, the reduced participation in the charter-in of vessels positively affected consolidated income from vessel operations by $290,000 in the third quarter of 2002 and $1,886,000 in the first nine months of 2002, compared with the comparable periods of 2001.

General and Administrative Expenses

During the third quarter of 2002, general and administrative expenses decreased by $2,317,000 to $7,272,000 from $9,589,000 in the third quarter of 2001 principally due to a decrease in cash compensation and related benefits.

During the first nine months of 2002, general and administrative expenses decreased by $5,964,000 to $22,717,000 from $28,681,000 in the first nine months of 2001 principally due to a decrease in cash compensation and related benefits.

Equity in Income of Joint Ventures:

The following is a summary of the Company's interest in its joint ventures, excluding ATC (see discussion below), and the revenue days for the respective vessels since their acquisition date. Revenue days are adjusted for the Company's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. For the joint venture VLCCs operating in the Tankers pool, the ownership percentage reflected below is an average as of September 30, 2002. The Company's actual ownership percentages for these joint ventures range from 30% to 49.9%.

                                                                                Number of Revenue Days
                                                                     -----------------------------------------
                                                                             2002                   2001
                                                                     -------------------     -----------------
                                                         Average
                                                            %        Three         Nine      Three       Nine
                                                        Ownership    Months       Months     Months     Months
                                                        ---------    ------       ------     ------     ------
VLCCs participating in Tankers pool                        37.1%        269          724        187        356
VLCCs owned jointly with a major oil company               50.0%         92          273         92        273

Aframax participating in Aframax International pool        50.0%         31          122         46        137
                                                                      -----        -----      -----      -----
Total                                                                   392        1,119        325        766

The increase in revenue days resulted from the delivery since January 1, 2001 of seven joint venture vessels.

                                                                       Form 10-Q
                                                                         Page 24

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Joint Ventures (continued):

Additionally, the Company has a membership interest in ATC, a limited liability company that operates ten U.S. Flag Tankers transporting Alaskan crude oil for BP. The participation in ATC provides the Company with the opportunity to earn income (in the form of its share of incentive hire paid by BP to ATC) based on ATC's meeting certain predetermined performance standards.

During the third quarter of 2002, equity in income of joint ventures decreased by $2,081,000 to $1,475,000 from $3,556,000 in 2001, principally due to a decrease in average daily TCE rates earned by the joint venture vessels partially offset by an increase of $1,541,000 in the Company's share of incentive hire earned by ATC.

During the first nine months of 2002, equity in income of joint ventures decreased by $8,436,000 to $4,762,000 from $13,198,000 in 2001, principally due to a decrease in average daily TCE rates earned by the joint venture vessels partially offset by an increase of $3,114,000 in the Company's share of incentive hire earned by ATC.

Interest Expense:

The components of interest expense are as follows (in thousands):

                                     Three Months Ended           Nine Months Ended
                                        September 30,               September 30,
                                   ----------------------      ----------------------
                                     2002          2001          2002          2001
                                   --------      --------      --------      --------
Interest before impact of swaps
  and capitalized interest         $ 11,140      $ 12,444      $ 32,564      $ 42,179
Impact of swaps                       3,352         1,581        11,009         1,780
Capitalized interest                 (1,225)       (2,984)       (3,492)      (10,853)
                                   --------      --------      --------      --------
Interest expense                   $ 13,267      $ 11,041      $ 40,081      $ 33,106
                                   ========      ========      ========      ========

Interest expense increased by $2,226,000 to $13,267,000 in the third quarter of 2002 from $11,041,000 in the third quarter of 2001 as a result of an increase in the average amount of debt outstanding of $124,000,000 and a reduction of $1,759,000 ($1,225,000 in the third quarter of 2002 compared with $2,984,000 in the third quarter of 2001) in interest capitalized in connection with vessel construction. Such increases were offset by a decrease of 160 basis points in the average rate paid on floating rate debt to 3.0% in the 2002 third quarter from 4.6% in the comparable quarter of 2001. The impact of this reduction in rates on floating rate debt was significantly offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $3,352,000 in the third quarter of 2002 and $1,581,000 in the third quarter of 2001.

Interest expense increased by $6,975,000 to $40,081,000 in the first nine months of 2002 from $33,106,000 in the first nine months of 2001 as a result of an increase in the average amount of debt outstanding of $72,900,000 and a reduction of $7,361,000 ($3,492,000 in the first nine months of 2002 compared with $10,853,000 in the first nine months of 2001) in interest capitalized in connection with vessel construction. Such increases were offset by a decrease of 250 basis points in the average rate paid on floating rate debt to 3.1% in the first nine months of 2002 from 5.6% in the comparable period of

                                                                       Form 10-Q
                                                                         Page 25

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense (continued):

2001. The impact of this reduction in rates on floating rate debt was significantly offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $11,009,000 in the first nine months of 2002 and $1,780,000 in the first nine months of 2001.

Provision/(Credit) for Federal Income Taxes:

The credits for income taxes for the third quarter and first nine months of 2002 reflect the recording of a valuation allowance offset of $5,431,000 against the deferred tax asset resulting from the write-down of certain marketable securities. The valuation allowance was established because the Company believes, based on currently available evidence, that it is more likely than not that the full amount of the deferred tax asset will not be realized through the generation of capital gains in the future.

Liquidity and Sources of Capital:

Working capital at September 30, 2002 was approximately $30,000,000 compared with $61,000,000 at December 31, 2001. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $228,000,000 at September 30, 2002. Net cash provided by operating activities in the first nine months of 2002 approximated $3,000,000 (which is not necessarily indicative of the cash to be provided by or used in operating activities for the year ended December 31, 2002) compared with net cash provided by operating activities of $177,000,000 in the first nine months of 2001. Net cash provided by operating activities in the first nine months of 2002 reflects $24,500,000 of payments with respect to estimated 2001 federal income taxes. Excluding such payments, net cash provided by operating activities amounted to approximately $27,000,000. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company has unsecured long-term credit facilities aggregating $700,000,000, of which $503,000,000 was used at September 30, 2002, and an unsecured short-term credit facility of $45,000,000, all of which was unused at September 30, 2002. In late July and early August 2002, the Company entered into four secured loan agreements aggregating $256,000,000. Seven vessels (three VLCCs and four Aframaxes) were pledged as collateral in connection with such loans. The Company used the proceeds received from these borrowings to pay down existing term loans with an outstanding balance of $117,100,000, which had significantly shorter remaining terms, and to reduce amounts then outstanding under the Company's revolving credit facilities.

As of September 30, 2002, the joint ventures in which the Company participates had total bank debt of $341,480,000. The Company's percentage interests in these joint ventures range from 30% to 50%. The Company has guaranteed a total of $36,133,000 of the joint venture debt at September 30, 2002. The balance of the joint venture debt is nonrecourse to the Company. The amount of the Company's guaranties reduces proportionately as the principal amounts of the joint venture debt are paid down.

                                                                       Form 10-Q
                                                                         Page 26

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

In July, the Company prepaid approximately $47,600,000 of progress payments for two newbuildings recognizing the benefit of a contractually provided prepayment discount. As of September 30, 2002, the Company had non-cancelable contracts for the construction of three double-hulled foreign flag tankers for delivery between January 2003 and January 2004, with an aggregate unpaid cost of approximately $43,200,000. Unpaid costs, which are net of progress payments and prepayments, will be funded as follows: $26,500,000 during the fourth quarter of 2002 and $16,700,000 in 2003. The Company expects to finance such vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such rates are volatile. Cancellation of these contracts by the Company, except as provided in the contracts, could require the Company to reimburse the respective shipyard for any losses that the shipyard may incur as a result of such cancellation.

The Company has used interest rate swaps to effectively convert a portion of its debt from a floating to a fixed rate basis. These agreements contain no leverage features and have various maturity dates from February 2003 to August 2014. As of September 30, 2002, the interest rate swaps effectively convert the Company's interest rate exposure on $312,000,000 from a floating rate based on LIBOR to an average fixed rate of 6.73%.

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

In August 2002, floating-to-fixed interest rate swaps, with notional amounts aggregating $133,000,000 matured. Pursuant to these agreements, the Company paid fixed rates of 5.1% and received floating rates based on LIBOR. In late September 2002, the Company entered into 11-year floating-to-fixed amortizing interest rate swaps with major financial institutions that commence in the third quarter of 2003. These swaps are designated and qualify as cash flow hedges. As of September 30, 2002, the Company has effectively converted the full $256,000,000 of floating rate, secured loans, borrowed in the third quarter, into fixed rate debt for periods up to 12 years.

                                                                       Form 10-Q
                                                                         Page 27

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and 2001 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

Item 4. Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures were effective as of September 30, 2002 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002.

                                     PART II

Item 6(a). Exhibits

See Exhibit Index on page 35.

Item 6(b). Reports on Form 8-K

During the quarter ended September 30, 2002, the Registrant filed one Current Report on Form 8-K. The Registrant disclosed under Item 9 of the Current Report, which was dated August 14, 2002, that it had filed with the Secretary of the SEC solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act a certification with respect to the Registrant's Form 10-Q for the period ended June 30, 2002.

                                                                       Form 10-Q
                                                                         Page 28

Ernst & Young LLP      5 Times Square                    Phone: 212 773-3000
                       New York, New York 10036

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended, not presented herein, and in our report dated February 20, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                           ERNST & YOUNG LLP

New York, New York
November 11, 2002

                                                                       Form 10-Q
                                                                         Page 29

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

                                         OVERSEAS SHIPHOLDING GROUP, INC.
                                                  (Registrant)


Date:  November 11, 2002                 /s/ Morton P. Hyman
                                         --------------------------------
                                         Morton P. Hyman
                                         Chairman, President and
                                          Chief Executive Officer


Date:  November 11, 2002                 /s/ Myles R. Itkin
                                         --------------------------------
                                         Myles R. Itkin
                                         Senior Vice President, Chief
                                          Financial Officer and
                                          Treasurer

                                                                       Form 10-Q
                                                                         Page 30

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Morton P. Hyman, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Overseas Shipholding Group, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

                                                                       Form 10-Q
                                                                         Page 31

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

      6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002                            /s/ Morton P. Hyman
                                                    ----------------------------
                                                    Morton P. Hyman
                                                    Chief Executive Officer

                                                                       Form 10-Q
                                                                         Page 32

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Myles R. Itkin, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Overseas Shipholding Group, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

                                                                       Form 10-Q
                                                                         Page 33

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

      6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002                            /s/ Myles R. Itkin
                                                    ----------------------------
                                                    Myles R. Itkin
                                                    Chief Financial Officer

                                                                       Form 10-Q
                                                                         Page 34

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                      CERTIFICATION OF THE CHIEF EXECUTIVE
                       OFFICER AND CHIEF FINANCIAL OFFICER

Each of the undersigned, the Chief Executive Officer and the Chief Financial Officer of Overseas Shipholding Group, Inc. (the "Company"), hereby certifies, to the best of his knowledge and belief, that the Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.


Date:  November 11, 2002                            /s/ Morton P. Hyman
                                                    ----------------------------
                                                    Morton P. Hyman
                                                    Chief Executive Officer



Date:  November 11, 2002                            /s/ Myles R. Itkin
                                                    ----------------------------
                                                    Myles R. Itkin
                                                    Chief Financial Officer

                                                                       Form 10-Q
                                                                         Page 35

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