Form 10-K
period 2002-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2003-03-03
CIK 75208

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

                   For the fiscal year ended December 31, 2002

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

Registrant's telephone number, including area code: 212-953-4100

Securities registered pursuant to Section 12(b) of the Act:


  Title of each class               Name of each exchange on which registered
  -----------------------           -----------------------------------------
  Common Stock (par value           New York Stock Exchange
  $1.00 per share)                  Pacific Exchange, Inc.

      Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Common Stock held by non-affiliates of the registrant on February 26, 2003 was $445,600,000, based on the closing price of $15.49 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

      As of February 26, 2003, 34,455,582 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for 2002 are incorporated by reference in Part I and portions of the registrant's definitive proxy statement to be filed by the registrant in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.
================================================================================

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I
           Item 1.   Business .....................................................................................    1
                     Overview .....................................................................................    1
                     Forward-Looking Statements ...................................................................    3
                     Operations ...................................................................................    4
                        Fleet .....................................................................................    5
                        International Fleet Operations ............................................................    6
                        U.S. Flag Fleet Operations ................................................................    7
                     Competition ..................................................................................    8
                     Environmental Matters Relating to Bulk Shipping ..............................................    9
                        Domestic Requirements .....................................................................    9
                        International Requirements ................................................................   10
                        Insurance .................................................................................   11
                     Global Bulk Shipping Markets .................................................................   11
                        Economic Recovery and Higher Oil Production ...............................................   11
                        VLCC Scrapping Rises Further; Fleet Little Changed ........................................   12
                        Aframax Scrapping Remains Subdued; Newbuilding Orderbook Rises
                         Further ..................................................................................   12
                        Panamax Product Carrier Fleet Stable; Newbuilding Orderbook Grows .........................   13
                        Handysize Product Carrier Newbuilding Orderbook Continues to Grow .........................   13
                     Glossary .....................................................................................   14
                     Available Information ........................................................................   16
           Item 2.   Properties ...................................................................................   16
           Item 3.   Legal Proceedings ............................................................................   16
           Item 4.   Submission of Matters to a Vote of Security Holders ..........................................   17
                     Executive Officers of the Registrant .........................................................   17


PART II
           Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ........................   18
           Item 6.   Selected Consolidated Financial Data .........................................................   18
           Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ........   20
                          General .................................................................................   20
                          Operations ..............................................................................   20
                          Critical Accounting Policies ............................................................   22
                          Income from Vessel Operations ...........................................................   25
                          Equity in Income of Joint Ventures ......................................................   29
                          Interest Expense ........................................................................   30
                          Provision/(Credit) for Federal Income Taxes .............................................   31
                          Effects of Inflation ....................................................................   31
                          Newly Issued Accounting Standard ........................................................   31
                          Liquidity and Sources of Capital ........................................................   31
                          Risk Management .........................................................................   32
                          Interest Rate Sensitivity ...............................................................   33
           Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ...................................   33
           Item 8.   Financial Statements and Supplementary Data ..................................................   34
           Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........   63

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I
PART III
           Item 10.  Directors and Executive Officers of the Registrant ...........................................   63
           Item 11.  Executive Compensation .......................................................................   63
           Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters   63
           Item 13.  Certain Relationships and Related Transactions ...............................................   63
           Item 14.  Controls and Procedures ......................................................................   63

PART IV
           Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................   64
Signatures ........................................................................................................   68
Certification of the Chief Executive Officer ......................................................................   70
Certification of the Chief Financial Officer ......................................................................   72
Certification of the Chief Executive Officer and Chief Financial Officer ..........................................   74

                                     PART I

ITEM 1.  BUSINESS

      Overview

      Overseas Shipholding Group, Inc. (together with its subsidiaries, "OSG" or the "Company") is one of the world's leading independent bulk shipping companies engaged primarily in the ocean transportation of crude oil and petroleum products. The Company owns and operates a modern fleet of 52 oceangoing vessels, primarily tankers, that aggregate 8.5 million deadweight tons, of which 43 vessels operate in the international market and nine vessels operate in the U.S. Flag trades. The Company believes that it is the sixth largest independent tanker company in the world measured by deadweight tons. OSG is the only major U.S. shipping company with significant operations in both the international and U.S. Flag trades.

      A glossary of shipping terms (the "Glossary") that should be used as a reference when reading this Annual Report on Form 10-K begins on page 14. Capitalized terms that are used in this Annual Report which are not defined when they are first used are defined in the Glossary.

      In recent years, over 85% of the Company's shipping revenues have been generated by the transportation of crude oil and petroleum products. The balance of the Company's revenues have been derived from the transportation of dry bulk cargoes, primarily grain, coal, and iron ore. The transportation of crude oil has accounted for all of the operating income of the Company's joint ventures in each of 2002, 2001 and 2000. The Company's customers include many of the world's largest oil companies.

      Of the Company's 52 vessels, 47 are engaged in the oil transportation business, of which 41 are Foreign Flag tankers that operate in the international market and six are U.S. Flag tankers that operate in the U.S. Alaskan and coastwise trades. The Company's five other vessels are engaged in the transportation of dry bulk cargo: two are Foreign Flag Dry Bulk Carriers that operate in the international market, two are U.S. Flag Dry Bulk Carriers chartered to foreign and U.S. governmental agencies for the transportation of U.S. foreign aid grain cargoes, and one is a U.S. Flag Pure Car Carrier that is on a long-term charter. As of December 31, 2002, the Foreign Flag tanker fleet included 20 VLCCs (including ten vessels owned by joint ventures in which the Company has interests ranging from 30% to 50%), one Suezmax, 12 Aframaxes (including one vessel owned by a joint venture in which the Company has a 50% interest) and eight Product Carriers. The Marshall Islands is the principal flag of registry of the Foreign Flag fleet. The U.S. Flag Jones Act tanker fleet consists of four tankers engaged in the transportation of Alaskan crude oil for the remainder of their economic lives ("U.S. Flag Crude Tankers") and two Product Carriers that are operating on time charters that continue for another two years.

      Since tankers tend to specialize on specific trade routes based on their size, design configuration and flag of registry, the Company reports its tankers in four business segments: Foreign Flag VLCCs, Aframaxes and Product Carriers, and U.S. Flag Crude Tankers. The Company's two U.S. Flag Dry Bulk Carriers constitute the Company's fifth business segment.

      The Company charters its vessels either for specific voyages ("voyage charters") at spot rates or for specific periods of time ("time charters") at fixed monthly amounts. Under the terms of voyage and time charters, the Company's vessels are manned and operated by the Company. The Company, from time to time, also charters out its vessels on bareboat charters. Under bareboat charters, the ships are chartered out for specific periods of time (generally medium or long-term) during which they are manned and operated by the customers.

      Voyage charters constituted 70% of the Company's Time Charter Equivalent revenues in 2002, 73% in 2001 and 76% in 2000. Accordingly, the Company's shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company's vessels operate. Spot market rates are highly volatile and typically reflect intense competition among vessel owners. Rates are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over the period of projected use. Available tonnage is affected, over time, by the volume of newbuilding deliveries, the removal (principally through scrapping) of existing vessels from service, and by the greater efficiency of modern tonnage. Scrapping is affected by the level of freight rates and by international and U.S. governmental regulations that require the maintenance of vessels within certain standards and mandate the phase-out of tankers lacking double hulls.

      A major portion of the Company's U.S. Flag fleet is on long-term charter, providing a significant and predictable level of earnings, which is not subject to fluctuations in spot market rates. The Company's U.S. Flag Crude Tankers are on bareboat charters extending for the remaining useful lives of such vessels with remaining terms ranging from one to more than three years. During 2001, the Company's two U.S. Flag Jones Act Product Carriers entered into time charters extending through late 2004. During 2002, the time charter on the Company's U.S. Flag Pure Car Carrier was extended through late 2007. In the Company's international fleet, two VLCCs and the Suezmax are on long-term charters that extend to December 2004 and June 2005, respectively, and two of the Bostonmax Product Carriers entered into charters that extend through December 2003. In the aggregate, time charter and bareboat charter revenues constituted 30% of the Company's TCE revenues in 2002, 27% in 2001 and 24% in 2000.

      OSG has sought to distinguish itself through its emphasis on service, safety, and reliability. Through its customer-focused business strategy, the Company is committed to providing comprehensive transportation solutions for its customers' bulk shipping challenges. As a result, the Company has successfully maintained a number of long-term, close customer relationships.

      In the international market, the Company offers its customers one of the industry's most modern and efficient fleets. The average age of the Company's 20 VLCCs is 4.7 years and the average age for its 12 Aframaxes is 6.1 years. In contrast, the average age of the world fleet of VLCCs and Aframaxes is 9.6 years and 11.7 years, respectively. The young age of the Company's VLCC and Aframax fleets and the Company's Technical Management expertise has resulted in minimal service disruptions for these vessels.

      To increase vessel utilization and thereby revenues, the Company participates in commercial pools with other owners of modern vessels. By operating a large number of vessels as an integrated transportation system, such pools offer customers greater flexibility and a higher level of service while, at the same time, achieving improved scheduling efficiencies for vessel owners. In December 1999, the Company and other leading tanker companies formed Tankers International LLC to pool the commercial operation of their modern VLCCs. As of December 31, 2002, Tankers managed 43 VLCCs. The Company also has an Aframax pooling arrangement with PDV Marina, the marine transportation subsidiary of the Venezuelan state oil company, and Reederei "Nord" Klaus E. Oldendorff, which joined the pool in the second quarter of 2002, adding four modern Aframaxes. This pool consists of 24 Aframaxes that generally trade in the Atlantic Basin, including eight Aframaxes controlled by PDV Marina (see "Operations - International Fleet Operations - Aframax Pool" on page 6). In addition, since 2000, the Company has operated its two Foreign Flag Dry Bulk Carriers in a large pool of Capesize vessels. All of these pools negotiate charters with customers on behalf of the pool participants, primarily in the spot market. The size and scope of these pools enable them to enhance utilization rates for pool vessels and generate higher effective TCE revenues than are otherwise obtainable in the spot market.

      In recent years, the Company has materially reduced vessel operating costs and overhead. The Company has reduced organizational layers to streamline decision making, transferred functions from high-cost areas to lower-cost areas, outsourced functions where appropriate and renegotiated service and supply contracts. Through fully integrated shoreside and shipboard automation, the Company has been able to improve the speed and quality of information provided to its customers, while reducing the number of shoreside staff by more than 50% since January 1999. All aspects of vessel operations are continuously reviewed to ensure that the Company's vessels conform with best industry practices. Third parties provide Technical Management for some of the Company's vessels held in joint ventures, providing OSG the opportunity to benchmark its operations with those of other parties.

      The Company has almost completed its fleet-renewal program enabling OSG to offer one of the industry's most modern fleets at the same time that major customers are demonstrating a clear preference for modern tonnage based on concerns about the environmental risks associated with older vessels. Upon completion of the program at the beginning of 2004, more than 92% (based on deadweight tons, weighted to reflect the Company's interest in vessels owned jointly with others) of OSG's Foreign Flag tanker fleet will be double-hulled or double-sided. Under the program, two newbuildings were delivered in 2000, seven in 2001 and four in 2002. In addition, five modern second-hand vessels were acquired in the last three years. The three remaining newbuildings on order as of December 31, 2002 consist of one double-hulled VLCC (which was delivered in February 2003) and two wide-bodied, shallow-draft, double-hulled Aframaxes (scheduled for delivery in October 2003 and January 2004). All of these modern vessels are built and maintained to operate safely and reliably in accordance with the Company's commitment to environmental protection.

      For information about the world tanker fleet in 2002, see "Global Bulk Shipping Markets" on pages 11 to 13.

      The Company believes that the strength of its balance sheet, and the financial flexibility that it affords, distinguishes it from many of its competitors. At December 31, 2002, the Company's liquidity adjusted debt to capital ratio stood at 49.5% compared with 48.4% at December 31, 1999. For this purpose, the Company's liquidity adjusted debt is defined as the Company's long-term debt reduced by the Company's cash, marketable securities and tax adjusted balance in the Capital Construction Fund. The Company's liquidity adjusted debt to capital ratio has increased by only 1.1% even as OSG has made investments in joint ventures and vessels of more than $450 million in the last three years. Completion of the Company's fleet expansion will require further capital expenditures of approximately $30 million in 2003.

      As of December 31, 2002, the Company had 1,731 employees: 1,587 seagoing personnel and 144 shoreside staff. The Company has collective bargaining agreements with three different maritime unions, covering 130 seagoing personnel employed on the Company's U.S. Flag vessels. These agreements are in effect through June 15, 2003 with one of the unions, June 15, 2005 with another union, and June 15, 2006 with a third union. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. OSG believes that it has a satisfactory relationship with its employees.

      Forward-Looking Statements

      This Form 10-K contains forward-looking statements regarding the outlook for tanker and dry cargo markets, and the Company's prospects, including its anticipated acquisition of newbuildings, prospects for certain strategic alliances and the implementation of certain overhead and operating cost reductions. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for oil and petroleum products, either generally or in particular regions; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; the availability to the Company of suitable vessels for acquisition or chartering in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; changes affecting the vessel owning joint ventures in which the Company is a party; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including pollution; increases in costs of operation and unanticipated delays in implementing various cost reduction measures; unanticipated changes in laws and regulations; and the possible outbreak of hostilities which could reduce or otherwise affect the movement of oil from the Middle East. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

Operations

      The bulk shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers and Dry Bulk Carriers, unlike container and liner vessels, which the Company does not own, are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas.

      The following chart reflects the percentage of TCE revenues generated by the Company's five reportable segments for each year in the three-year period ended December 31, 2002 and excludes the Company's proportionate share of TCE revenues of joint ventures:

                                                   Percentage of TCE Revenues
                                                -------------------------------
                                                 2002        2001          2000
                                                -------------------------------
Foreign Flag
           VLCCs                                 29.9%        29.6%        31.9%
           Aframaxes                             26.7%        29.2%        23.3%
           Product Carriers                      13.1%        15.2%        14.7%
                                                -------------------------------
Total Foreign Flag Segments                      69.7%        74.0%        69.9%
                                                -------------------------------
U.S. Flag
           Crude Tankers                         10.5%         7.4%        10.0%
           Dry Bulk Carriers                      4.6%         3.9%         6.7%
                                                -------------------------------
Total U.S. Flag Segments                         15.1%        11.3%        16.7%
Other                                            15.2%        14.7%        13.4%
                                                -------------------------------
Total                                           100.0%       100.0%       100.0%
                                                ===============================

      The following chart reflects the percentage of income from vessel operations accounted for by each reportable segment for each year in the three-year period ended December 31, 2002. Income from vessel operations is before general and administrative expenses, the 2001 restructuring charge, and the Company's share of income from joint ventures:

                                                Percentage of Income/(Loss) from
                                                        Vessel Operations
                                                --------------------------------
                                                 2002         2001         2000
                                                --------------------------------
Foreign Flag
           VLCCs                                 24.0%        35.1%        42.0%
           Aframaxes                             35.3%        36.4%        27.9%
           Product Carriers                      13.6%        16.5%        14.1%
                                                --------------------------------
Total Foreign Flag Segments                      72.9%        88.0%        84.0%
                                                --------------------------------
U.S. Flag
           Crude Tankers                         17.6%         7.8%         7.3%
           Dry Bulk Carriers                     (4.4)%       (2.9)%        1.7%
                                                --------------------------------
Total U.S. Flag Segments                         13.2%         4.9%         9.0%
Other                                            13.9%         7.1%         7.0%
                                                --------------------------------
Total                                           100.0%       100.0%       100.0%
                                                ===============================

      Despite the increase in the number of wholly-owned Foreign Flag vessels from 2000 to 2002, the percentage of income from vessel operations derived from the Foreign Flag segments decreased in 2002 compared with 2001 and 2000. Revenues from Foreign Flag vessels are derived principally from voyage charters and are, therefore, significantly affected by prevailing spot rates. During the first three quarters of 2002, spot rates, particularly for VLCCs, were significantly lower than their levels for corresponding periods of 2001 and 2000. In contrast to the Foreign Flag fleet, revenues from U.S. Flag Crude Tankers are derived from long-term fixed rate charters and therefore generate a fixed level of earnings. Accordingly, the relative contribution of the U.S. Flag Crude Tankers to consolidated TCE revenues and to consolidated income from vessel operations is dependent on the level of freight rates then existing in the international market, increasing when rates in the international market decrease and decreasing when such rates increase.

      For additional information regarding the Company's five reportable segments for the three years ended December 31, 2002, see Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note C to the Company's consolidated financial statements for 2002 set forth in Item 8.

Fleet

      As of December 31, 2002, OSG's Foreign Flag and U.S. Flag fleets consisted of 52 vessels, including 11 vessels owned by joint ventures (ten VLCCs and one Aframax) in which the Company has an average interest of 41%. In addition, at December 31, 2002, the Company had three newbuildings on order, of which one was a VLCC and two were Aframaxes.

                                                December 31, 2002          December 31, 2001          December 31, 2000
                                                -----------------          -----------------          -----------------
  Vessel Type                                  Vessels       Dwt          Vessels       Dwt          Vessels       Dwt
                                              ---------   ---------      ---------   ---------      ---------   ---------
Foreign Flag
   VLCC                                           20      5,916,050          17      4,999,950          10      2,933,300
   Suezmax                                         1        145,150           1        145,150           1        145,150
   Afr                                            12      1,208,500          12      1,181,400           9        850,450
   Panamax Product Carrier                         4        256,650           4        256,650           4        256,650
   Bostonmax Product Carrier                       4        157,050           4        157,050           4        157,050
   Capesize Bulk Carrier                           2        314,800           2        314,800           2        314,800
                                                  -----------------------------------------------------------------------
Foreign Flag Vessels                              43      7,998,200          40      7,055,000          30      4,657,400
U.S. Flag
   Crude Tanker                                    4        392,350           4        392,350           4        392,350
   Handysize Product Carrier                       2         85,650           2         85,650           2         85,650
   Bulk Carrier                                    2         51,100           3        171,550           4        209,350
   Pure Car Carrier                                1         15,900           1         15,900           1         15,900
                                                  -----------------------------------------------------------------------
U.S. Flag Vessels                                  9        545,000          10        665,450          11        703,250
                                                  -----------------------------------------------------------------------
Foreign and U.S. Flag Vessels                     52      8,543,200          50      7,720,450          41      5,360,650
Foreign Flag Newbuildings on Order
   VLCC                                            1        313,500           4      1,213,100           4      1,235,550
   Aframax                                         2        221,850           3        332,200           6        554,600
                                                  -----------------------------------------------------------------------
Total Vessels, including Newbuildings             55      9,078,550          57      9,265,750          51      7,150,800
                                                  =======================================================================

      The following chart summarizes the fleet and its tonnage, weighted to reflect the Company's interest in vessels owned jointly with others.

                                               December 31, 2002          December 31, 2001        December 31, 2000
                                               -----------------          -----------------        -----------------
  Vessel Type                                 Vessels        Dwt         Vessels        Dwt       Vessels        Dwt
                                             ---------    ---------     ---------    ---------   ---------    ---------
Foreign and U.S. Flag Vessels                   45.5      6,742,850        44.8      6,311,850      38.8      4,835,200

Total Vessels, including Newbuildings           48.5      7,278,150        50.5      7,467,050      46.8      6,625,350

      Of three newbuildings as of December 31, 2002, which were to be delivered in the next 12 months, one VLCC was delivered in February 2003. The fleet renewal program has enabled the Company to have one of the most modern VLCC and Aframax fleets in the world.

      For additional information regarding the Company's fleet, see the fleet list tables in the Company's Annual Report to Shareholders for 2002, which tables are incorporated herein by reference.

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

Tankers International LLC ("Tankers")

      In December 1999, the Company and five other leading tanker companies formed Tankers to pool the commercial operation of their modern VLCC fleets. In June 2002, one of the members of the pool announced its intention to withdraw its 20 vessels from the pool, which withdrawal was completed in January 2003. As of December 31, 2002, Tankers managed a fleet of 43 modern VLCCs (of which the Company has contributed 18 vessels, including eight ships owned by joint ventures in which the Company has ownership interests ranging from 30% to 49.9%). The Company's one VLCC newbuilding entered the Tankers pool upon its delivery in February 2003.

      Tankers commercially manages its participants' vessels. It collects revenues from customers, pays voyage-related expenses and distributes TCE revenues to the participants, after deducting administrative fees, according to a formula based upon the relative carrying capacity, speed, and fuel consumption of each vessel.

      The large number of vessels managed by Tankers and the COAs into which it has entered give it the ability to enhance vessel utilization. With higher requirements for imported crude oil by China, India and other Asian countries, crude oil shipments from West Africa to Asia have expanded, increasing opportunities for vessels returning in ballast (i.e., without cargo) from Europe and North America to load cargoes in West Africa for delivery in Asia. This commercial-management strategy is referred to as triangulation and is one that is used to maximize vessel utilization by minimizing the distance vessels travel in ballast.

      By consolidating the Commercial Management of this substantial VLCC fleet, Tankers is able to offer its customers "one-stop shopping" for high quality modern VLCC tonnage. The size of the fleet enables Tankers to become the logistics partner of major customers, providing new and improved tools to help them better manage their shipping programs, inventories and risk.

Aframax Pool ("Aframax International")

      Since 1996, the Company and PDV Marina, the marine transportation subsidiary of the Venezuelan state oil company, have pooled the Commercial Management of their Aframax fleets. In 2002, Reederei "Nord" Klaus E. Oldendorff ("Oldendorff") joined the pool. With 24 vessels that generally trade in the Atlantic Basin, the Aframax International pool has been able to supplement baseload cargoes with backhauls and COAs. As a result, the pool has enhanced vessel utilization, thereby generating higher TCE revenues than would otherwise be attainable in the spot market. The Company's two Aframax newbuildings are scheduled to enter the pool upon delivery, further increasing the pool's size and presence in the Atlantic Basin.

      In December 2002, major unions and businesses, including unions representing employees and managers of Petroleos de Venezuela S.A., began a general strike in Venezuela. The strike has substantially reduced oil exports from Venezuela. As a result of the strike, the 16 vessels owned by OSG and Oldendorff have been repositioned, principally to the North Sea and Mediterranean. Earnings on the Company's Aframaxes were not significantly affected as the relatively longer routes in the trans-Atlantic trades delivering crude oil to the U.S. East Coast sharply increased ton-mile demand and TCE rates in these trades. Pending the resumption of normal Venezuelan exports, the PDV Marina Aframaxes have been carrying Venezuelan proprietary cargoes outside the pool.

Commercially Flexible Fleet of Product Carriers

      OSG's fleet of eight Foreign Flag Product Carriers constitutes one of the Company's reportable business segments. The Company believes that the diversity in the size of its Foreign Flag Product Carriers enables it to respond to the frequently changing patterns of the petroleum products trade. OSG's four Bostonmax Product Carriers operate in the Atlantic Basin and provide the Company's customers full access to all Boston-area terminals, allowing maximum discharge flexibility. The Company's four Panamax Product Carriers, which for many years traded from the Arabian Gulf to the Far East, have adapted to changing trade patterns and are now also carrying products from Korea to the U.S. West Coast as well as in the intra-Asian trades.

U.S. Flag Fleet Operations

      The Company's four U.S. Flag Crude Tankers and two U.S. Flag Dry Bulk Carriers constitute two of the Company's reportable business segments.

      Under the Jones Act, shipping between United States ports, including the movement of Alaskan crude oil, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies, more than 75% owned and controlled by U.S. citizens. In addition, the Merchant Marine Act of 1936, as amended, requires that preference be given to U.S. Flag vessels, if available at reasonable rates, in the shipment of at least half of all U.S.
government-generated cargoes and 75% all of food-aid cargoes.

      Vessels in the Company's U.S. Flag fleet have been chartered from time to time to the Military Sealift Command of the United States Navy ("MSC"). Charters to MSC reflect the requirements of the United States military for transportation of cargoes and, accordingly, depend, in part, on United States foreign policy. Revenues from charters to MSC were not significant during the three years ended December 31, 2002.

      Since late 1996, the Company's U.S. Flag Pure Car Carrier, which is under a long-term charter that was extended through late 2007, has participated in the U.S. Maritime Security Program, which ensures that militarily-useful U.S. Flag vessels are available to the Department of Defense in the event of war or national emergency. Under the program, the Company receives approximately $2.1 million per year through 2005, subject to annual Congressional appropriations.

      To encourage private investment in U.S. Flag vessels, the Merchant Marine Act of 1970 permits deferral of taxes on earnings from U.S. Flag vessels deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag vessels (primarily those limited to United States foreign, Great Lakes and noncontiguous domestic trades). The Company is a party to an agreement under the act. Under the agreement, the general objective is (by use of assets accumulated in the fund) for three U.S. Flag vessels to be constructed or acquired by the end of 2004. If the agreement is terminated or amounts are withdrawn from the Capital Construction Fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had approximately $231 million in its Capital Construction Fund as of December 31, 2002. The Company's balance sheet at December 31, 2002 includes a liability of approximately $71 million for deferred taxes on the fund deposits and earnings thereon.

Alaska Tanker Company, LLC ("ATC")

      Building on a 30-year relationship between the Company and BP p.l.c. ("BP"), ATC was formed in early 1999 by the Company, BP, and Keystone Shipping Company ("Keystone"), to create the leading provider of marine transportation services in the environmentally sensitive Alaskan crude oil trade. ATC, which is owned 37.5% by the Company, 37.5% by Keystone and 25% by BP, manages the vessels carrying BP's Alaskan crude oil, including four of the Company's vessels. At the time ATC was established, charters for five of the Company's U.S. Flag Crude Tankers that had been on long-term time charter to BP were converted into bareboat charters of such vessels to ATC, with BP guaranties. Each bareboat charter expires shortly before the date that OPA 90 precludes such single-hulled tanker from calling on U.S. ports; the last charter expires in 2006. The four bareboat charters (the fifth vessel having been disposed of) will generate U.S. Flag TCE earnings averaging approximately $21 million per year for the Company through 2005. In addition, the Company's participation in ATC provides the Company with the ability to earn additional incentive hire income based upon ATC's meeting certain predetermined performance standards.

      In August 1999, the Company sold the foregoing four vessels (and a fifth that was subsequently disposed of by the owner in 2000) and leased them back as part of an off-balance sheet financing that generated approximately $170 million, which was used to reduce long-term debt. As of December 31, 2002, the balance of debt on the books of the entity to which such vessels were sold aggregated $52.1 million. Such debt, which is due in monthly installments through August 2005, is repayable in full from bareboat charter revenues from ATC, which are guaranteed by BP. On July 1, 2003, the Company expects to consolidate this entity in accordance with FASB Interpretation No. 46. For additional information, see the "Newly Issued Accounting Standard" section of Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

Competition

      The bulk shipping industry is highly competitive and fragmented, with no one shipping group owning or controlling more than 6.1% of the world tanker fleet. OSG competes with other owners of U.S. and Foreign Flag tankers and dry cargo ships operating on an unscheduled basis similar to the Company.

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

      In both the VLCC and Aframax market segments, the Company competes against a large number of companies that own or operate vessels in these segments. Competitors include other independent shipowners, oil companies and state owned entities with fleets ranging from one to more than 60 vessels in a particular segment. While some companies operate worldwide, others focus on one or more geographical areas such as the Pacific, the Mediterranean or the Caribbean.

      As of December 31, 2002, OSG owns 20 VLCCs (5.9 million dwt) of which 18 (5.3 million dwt) are Commercially Managed through Tankers. The Company's two remaining VLCCs are operating on long-term charters. In February 2003, the Company took delivery of a VLCC newbuilding (0.3 million dwt) that was entered in the Tankers pool. Eight of the foregoing VLCCs entered in Tankers are owned jointly with others. As of December 31, 2002, Tankers had a fleet of 43 VLCCs (12.9 million dwt) with four newbuildings (1.2 million dwt) scheduled to join Tankers upon delivery. Tankers' fleet as of December 31, 2002, represents 10.3%, based on deadweight tons, of the total world VLCC fleet.

      In the VLCC market segment, Tankers competes with more than 90 owners, the largest being Frontline Ltd. (42 vessels, 12.9 million dwt), Mitsui OSK Lines Ltd. (28 vessels, 7.6 million dwt), World-Wide Shipping Agency (S) Pte. Ltd. (24 vessels, 6.9 million dwt), Nippon Yusen Kabushiki Kaisha (24 vessels, 6.6 million dwt) and VELA International Marine Ltd., the shipping arm of the Saudi Arabian oil company (18 vessels, 5.4 million dwt).

      As of December 31, 2002, Aframax International consisted of 24 Aframaxes (2.4 million dwt), including one 50% owned vessel, that generally trade in the Atlantic Basin. OSG's two Aframax newbuildings are scheduled to enter this pool upon delivery, further increasing the pool's size and presence in the Atlantic Basin. More than 150 owners operate in the Aframax market segment. The Company's main competitors include Teekay Shipping Corporation (63 vessels, 6.3 million dwt), Neptune Orient Lines and its subsidiaries (22 vessels, 2.2 million dwt), General Maritime Corp. (14 vessels, 1.3 million dwt) and Tsakos Energy Navigation (14 vessels, 1.3 million dwt).

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

      OPA 90 phases out the use of tankers having single hulls. OPA 90 requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994. Furthermore, OPA 90 calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits then existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, or lighter (i.e., offload cargo) more than 60 miles offshore.

      OSG's two single-hulled VLCCs (including one in which OSG has a 30% interest) and its Suezmax will not be permitted to trade to U.S. ports after 2009. Two 49.9% owned double-sided VLCCs are not permitted to trade to U.S. ports after 2014. The Company's 50% owned double-sided Aframax is required to stop trading to U.S. ports in 2015. The two U.S. Flag Jones Act Product Carriers, which are operated under capital leases expiring in 2011, are not affected by the OPA 90 phase-out schedule. The OPA 90 phase-out dates for the Company's eight Foreign Flag Product Carriers are subsequent to their respective IMO phase-out dates (see the discussion of International Requirements below). One of OSG's four U.S. Flag Crude Tankers is required to be phased out in 2004, two in 2005 and one in 2006, at which time each of these tankers will be at the end of their commercial lives.

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

      International Requirements. The Company's vessels undergo regular and rigorous in-house safety reviews. They are also routinely inspected by port authorities, Classification Societies and major oil companies. All of the Company's vessels are certified under the standards reflected in International Standards Organization's 9002 quality assurance program, and IMO's International Safety Management's safety and pollution prevention protocols.

      MARPOL 73/78 regulations of the IMO, as amended in 2001, require double hulls or equivalent tanker designs for newbuildings ordered after 1993 and limit the maximum age for continued trading by tankers to 30 years in 2003 (vessels delivered in 1973 and earlier) decreasing to 26 years by the end of 2007 (vessels delivered in 1981 and later). For owners of older, single hull tankers, scrapping decisions are increasingly influenced by the need to comply with these regulations. In view of the age profile of the world VLCC fleet and the IMO timetable, the regulations are likely to concentrate scrapping of older VLCCs in 2004 and 2005; however, commercial considerations may cause the scrapping schedule to advance. Since the percentage of the world Aframax fleet that was built in the 1970s is smaller than for the world VLCC fleet, scrapping of older, single hull Aframaxes will be less pronounced in the short term.

      The MARPOL regulations have been adopted by over 100 nations covering more than 90% of the world's tanker fleet. The U.S. has not adopted the 2001 amendments; therefore, U.S. Flag Vessels operating exclusively in Jones Act shipping are only subject to OPA 90 regulations.

      Since OSG's Foreign Flag tanker fleet is mostly modern and double hulled, the impact of the IMO phase-out schedule will be limited. None of the vessels in OSG's international fleet are affected by the IMO timetable prior to reaching 25 years of age. Out of the 20 VLCCs in the Company's operating fleet, one of the two single-hulled VLCCs is required to be phased out in 2015 and, and under certain circumstances, the phase-out date of the other single-hulled VLCC (in which OSG has a 30% interest) may be extended to 2017. The two 49.9% owned double-sided VLCCs are required to be phased out in 2018. The Company's Suezmax is required to be phased out in 2015. Of the Company's 12 existing Foreign Flag Aframaxes, a 50% owned double-sided vessel is required to be phased out in 2017. Of the Company's eight Foreign Flag Product Carriers, three are to be phased out in 2012, one in 2013, one in 2014 and three in 2015. Further, the Company's U.S. Flag Crude Tankers and Product Carriers participate in the U.S. Jones Act trades and are therefore not affected by the IMO phase-out schedule.

      The sinking of the Prestige, a 1976-built, 81,300 dwt, single hull oil tanker off the coast of Spain in mid-November 2002 and the resulting pollution to the Atlantic coasts of Spain and France has prompted the European Union ("EU") to propose an immediate ban on the transport of heavy crude oil and fuel oil in single hull oil tankers loading or discharging at EU ports. The EU Transport Council has also proposed that Category I single hull tankers over the age of 23 years be phased out immediately with all Category I single hull tankers being phased out by 2005. For Category II tankers, the comparable restrictions would be a maximum age of 28 years and a phase-out date of 2010 and for Category III, a maximum age of 28 years and a phase-out date of 2015, respectively. Category I encompasses larger (over 20-30,000 dwt) pre-1982 tankers, Category II are larger (over 20-30,000 dwt) post-1982 tankers and Category III are smaller tankers. The European Commission has called for adoption of this proposal by the European Council and Parliament by March 2003. The EU is also urging that neighboring countries outside the EU adopt the same principles for the heavy crude and fuel oil trade as have been proposed to apply in EU waters.

      Without awaiting action by the European Council and Parliament, certain EU nations have implemented a total ban on single hull vessels carrying fuel oil and heavy crude oils. Spain has banned single hull tankers over 5,000 dwt from entering her ports carrying such cargoes from January 1, 2003. Italy has announced that analogous measures will be implemented during the first half of 2003. Since December 2002, Spain, France and Portugal have prohibited single hull tankers carrying such cargoes from passing through their 200-mile economic exclusion zones.

      Many charterers operating around Europe are showing a distinct preference for double hull tankers and are willing to pay a higher Worldscale rate for such tonnage than for single hull tankers. It is becoming increasingly more difficult to obtain clearance for single hull tankers from many countries and oil terminals.

      Insurance. Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The 13 P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $4.25 billion. As a member of a P&I Association, which is a member of the International Group, the Company is subject to calls payable to the associations based on its claim record as well as the claim records of all other members of the individual associations, and members of the pool of P&I Associations comprising the International Group. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

Global Bulk Shipping Markets

Economic Recovery and Higher Oil Production

      World economic growth as measured by real Gross Domestic Product increased modestly during 2002, averaging 1.6% compared with 1.1% in 2001. Meanwhile, world oil demand, as estimated by the International Energy Agency ("IEA"), rose slightly from 76.5 million barrels per day ("b/d") to 76.9 million b/d. During 2002, oil production from countries outside the Organization of Petroleum Exporting Countries ("OPEC") increased by 1.4 million b/d, of which approximately 60% came from the Former Soviet Union ("FSU"). Offsetting this increase, OPEC's own production fell by a similar volume as a result of successive production quota cuts, the latest of which was implemented on January 1, 2002. Overall tanker employment was adversely affected by increasing short haul production displacing long haul movements of crude oil from the Middle East. Total OPEC crude oil supply fell by 7.2% and production from OPEC Middle East, a market upon which VLCC owners are heavily reliant, fell by 7.0%. Global economic activity generally increased as the year progressed, and in the third quarter, quarterly oil demand achieved the first year on year growth in five quarters.

      In the final half of 2002 the likelihood of armed conflict with Iraq increased. Despite OPEC holding firm on production quotas, unofficial over production increased to 2.4 million b/d. This over production provided a significant boost to tanker demand, especially for VLCCs, during the fourth quarter and into the first quarter of 2003. The over production was a factor in OPEC's decision to increase its production quota twice during a relatively short period, to make up for the loss of Venezuelan output and to keep prices within its target price range. Increases of 1.3 million b/d as of January 2003 and 1.5 million b/d as of February 2003 raised the quota to 24.5 million b/d. The lack of Venezuelan exports resulting from the general strike in that country, had a negative impact on Aframax rates in the Caribbean market. The increase in shipments from other regions to the United States to make up for the absence of short-haul imports from Venezuela, however, was a contributing factor in the significant gains in rates for all tanker sectors that began during the fourth quarter.

      As a result of increases in tanker rates during the fourth quarter, tanker earnings during the quarter rose dramatically compared with the previous quarters of 2002. For example, for fixtures for voyages from the Middle East to Asian destinations average VLCC rates in the fourth quarter increased to

$46,200 per day from $9,600 per day in the third quarter, while for fixtures for voyages from the Middle East to Western destinations rates increased to $37,100 per day from $9,400 per day. Although VLCCs were the major beneficiaries of OPEC's increases in oil production in the last half of the year, Aframax rates in the final quarter also rose significantly. While average rates for shipments from the North Sea to the U.S. rose to $23,900 per day from $14,200 per day in the year's third quarter, average rates on voyages from the Caribbean to the U.S. increased more modestly to $19,700 per day from $14,000 per day in the third quarter, with December rates falling to close to the third quarter average.

      The sinking of the 1976-built single hull Prestige in mid-November 2002 and the resulting pollution to the Atlantic coasts of Spain and France has prompted the EU to propose banning all single hull tankers from loading and discharging heavy crude oil and fuel oil at EU ports and advancing the existing phase out date for single hull vessels in all European trades. The co-operation of "neighboring ports" is also requested, which is understood to include ports in the Baltic and the Black Seas, which are particularly active in fuel oil trades.

      Without awaiting action on this proposal by the European Council and Parliament, the three coastal states most affected by the sinking of the Prestige - Spain, France and Portugal - have prohibited single hull tankers carrying fuel oil or heavy crude oils from calling at their ports and have excluded such vessels from passing through their 200-mile economic exclusion zones. At least six single hull tankers have been expelled from Spanish waters. Italy has announced that similar measures will be implemented there shortly.

VLCC Scrapping Rises Further; Fleet Little Changed

      The world VLCC fleet fell from 125.5 million dwt at the start of 2002 to
124.8 million dwt at December 31, 2002, as VLCC deletions exceeded deliveries from shipyards for the second successive year. VLCC newbuilding deliveries amounted to 38 vessels (12.0 million dwt) in 2002. Newbuilding orders in 2002, which totaled 15 vessels, were spread throughout the year. At December 31, 2002, the VLCC orderbook had fallen to 64 vessels (19.6 million dwt), equivalent to 15.7% of the existing VLCC fleet and compared with 87 vessels (26.9 million dwt) at the start of 2002. As of December 31, 2002, 14.6% of the VLCC fleet was over 20 years old and 10.2% was 25 years or older. In comparison, the current orderbook represents 107.3%, based on deadweight tons, of those VLCCs over 20 years of age.

      The weaker demand for VLCC tonnage during the first nine months of 2002 generally meant that there was adequate modern tonnage available, and sales for scrap of older vessels accelerated from the levels achieved in 2001. In the final quarter of the year, however, OPEC over production increased, freight rates rose significantly compared with the third quarter average and sales for scrap dwindled. Nevertheless, scrap sales for 2002 exceeded the levels achieved in 2001, with a total of 41 VLCCs (13.4 million dwt) being removed from service during 2002, of which 33 were sold for scrap and eight were sold for conversion to floating production, storage and off-loading vessels.

Aframax Scrapping Remains Subdued; Newbuilding Orderbook Rises Further

      The sharp growth in the Aframax fleet countered the positive effects of increased short haul production during the first nine months of 2002. As of December 31, 2002, the world Aframax fleet amounted to 565 vessels (54.6 million dwt), an increase of 4.7% (in terms of deadweight tons) from January 1, 2002. As a result of average freight rates for Aframaxes in 2002 falling to three-year lows, removals from the fleet during 2002 increased to 20 vessels (1.8 million dwt) compared with 17 vessels (1.5 million dwt) in 2001.

      The weak freight market that prevailed for most of 2002 resulted in a sharp fall in the number of newbuilding orders being placed from 70 in 2001 to 47 in 2002. As a result of the heavy ordering activity in 2000 and 2001, however, Aframax newbuilding deliveries during 2002 rose to 36 vessels (3.8 million dwt) from 15 vessels (1.5 million dwt) for the previous year. Despite the reduction in new orders and the increase in deliveries, the orderbook at December 31, 2002 increased to 132 vessels (14.2 million dwt), equivalent to 26% of the existing Aframax fleet and from 120 vessels (12.8 million dwt) at the start of 2002. At December 31, 2002, 21.1% of the Aframax fleet was over 20 years old. In comparison, the current orderbook represents 123.2%, based on deadweight tons, of such fleet sector that was over 20 years old, which suggests growth in the overall size of the Aframax fleet over the next couple of years.

      Aframax tankers have benefited from the 1.4 million b/d increase in non-OPEC production during 2002, approximately 60%, or 820,000 b/d, of which came from the FSU. Seaborne crude oil exports from the FSU in 2002 rose to 2.9 million b/d, a 24% increase compared with 2001. Because one-half of these exports were carried in Aframax tankers, Aframaxes employed in the Mediterranean trades have particularly benefited.

      The general strike in Venezuela that started in December 2002 has reduced Venezuelan oil production considerably. Venezuelan oil exports, a substantial portion of which are destined for the U.S., have been severely curtailed. This shortfall has been offset by increased shipments from other areas, such as the North Sea, West Africa and the Middle East. Rates in each of those trades accordingly rose sharply. As a result of the removal of a substantial portion of Venezuelan oil movements, however, rates in the Caribbean trades fell markedly, and many vessels ballasted across the Atlantic to take advantage of the higher rates that prevailed in the North Sea and Mediterranean trades.

Panamax Product Carrier Fleet Stable; Newbuilding Orderbook Grows

      The world Panamax Product Carrier fleet at December 31, 2002 amounted to 283 vessels (18.1 million dwt), a small reduction from the 293 vessels (18.7 million dwt) at the beginning of 2002. During 2002, 18 Panamax Product Carriers (1.1 million dwt) were removed from the fleet compared with eight vessels (0.6 million dwt) in 2001. Although deliveries failed to keep pace with scrappings, totaling nine vessels (0.6 million dwt) in 2002, such deliveries represented a 125% increase, based on deadweight tons, from the four vessels (0.3 million dwt) delivered in 2001. At December 31, 2002, the orderbook was 75 vessels (5.3 million dwt), equivalent to 29.3% of the existing Panamax fleet and compared with 39 vessels (2.8 million dwt) one year earlier. At December 31, 2002, 43.2% of the existing world Panamax fleet was 20 or more years old and 9.2% was over 25 years old. With an average age of 16.7 years as of December 31, 2002, the Panamax Product Carrier fleet remains the oldest overall tanker sector. In comparison, the current newbuilding orderbook represented 67.8%, based on deadweight tons, of this fleet sector that was over 20 years old.

      The reduction in OPEC oil production in 2002, particularly in the Middle East, led to a decrease in long haul refined products exports from that region, negatively impacting rates for Panamax Product Carriers. Overall, U.S. imports of refined products over the first ten months of 2002 fell by 12.5% compared with the corresponding period in 2001, and long haul refined products movements into the U.S. from the Middle East fell by 50%. Additionally, U.S. inventory levels of refined products fell by 27.7 million barrels, or 7.2%, over the course of the first eleven months of 2002. Much of this decline in product inventories was attributable to a surge in demand for heating oil during the fourth quarter because of very cold weather across much of North America.

      Partially offsetting the impact of the decline in refined product imports into the U.S. during 2002, Japanese fuel oil imports rose during the final quarter of the year. One third of Japan's nuclear power stations were closed for safety reasons, which led to an increase in fuel oil imports as oil-fired power stations were utilized to mitigate the shortfall in power generation. Despite lower U.S. imports for the year as a whole, the surge in product imports into the U.S. and Japan during the fourth quarter helped underpin the near doubling in rates for Panamax Product Carriers between September and December.

Handysize Product Carrier Newbuilding Orderbook Continues to Grow

      The world Handysize Product Carrier fleet (which includes Bostonmax Product Carriers) fell from 20.2 million dwt at the start of 2002 to 19.9 million dwt at January 1, 2003, as removals of 32 vessels (1.1 million dwt) during 2002 exceeded deliveries of 17 vessels (0.8 million dwt). At December 31, 2002, the newbuilding orderbook for Handysize Product Carriers reached 131 vessels (6.0 million dwt), equivalent to 30.3% of the existing Handysize fleet and compared with 87 vessels (3.9 million dwt) one year earlier. At December 31, 2002, 37.1% of the Handysize Product Carrier fleet was over

20 years old. In comparison, the current orderbook represents 81.8%, based on deadweight tons, of this fleet sector that was 20 years old or older.

Glossary

Vessel Types Owned by OSG

VLCC VLCC is the abbreviation for Very Large Crude Carrier, a large crude oil tanker of more than 200,000 deadweight tons. Modern VLCCs can generally transport two million barrels or more of crude oil. These vessels are mainly used on the longest (long haul) routes from the Arabian Gulf to North America, Europe, and Asia, and from West VLCC Africa to the U.S. and Far Eastern destinations.

Suezmax A large crude oil tanker of approximately 120,000 to 200,000 deadweight tons. Modern Suezmaxes can generally transport about one million barrels of crude oil.

Aframax A medium size crude oil tanker of approximately 80,000 to 120,000 deadweight tons. Because of their size, Aframaxes are able to operate on many different routes, including from Latin America and the North Sea to the U.S. They are also used in lightering (transferring cargo from larger tankers, typically VLCCs, to smaller tankers for discharge in ports from which the larger tankers are restricted). Modern Aframaxes can generally transport from 500,000 to 800,000 barrels of crude oil.

Product Carrier                 General term that applies to any tanker that is
                                used to transport refined oil products, such as gasoline, jet fuel or heating oil.

Panamax Product Carrier         A large size Product Carrier of approximately
                                50,000 to 80,000 deadweight tons that generally operates on longer routes.

Handysize Product Carrier       A small size Product Carrier of approximately
                                30,000 to 50,000 deadweight tons. This type of vessel generally operates on shorter routes
                                (short haul).

Bostonmax Product Carrier       A small size Product Carrier of approximately
                                39,000 deadweight tons Product Carrier and the largest size capable of accessing all Boston-area Bostonmax terminals.

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

Contract of Affreightment or    COA is the abbreviation for Contract of
  COA                           Affreightment, which is an agreement providing
                                for the transportation of a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling. COAs can either have a fixed rate or a market-related rate. An example would be two shipments of 70,000 tons per month for the next two years at the prevailing spot rate at the time of each loading.

Time Charter Equivalent or      TCE is the abbreviation for Time Charter
  TCE                           Equivalent. TCE revenues, which is voyage
                                revenues less voyage expenses, serves as an industry standard for measuring and managing fleet revenue and comparing Charter Equivalent or TCE results between geographical regions and among competitors.

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

Regulations

Jones Act                       U.S. law that applies to port-to-port shipments
                                within the continental U.S. and between the continental U.S. and Hawaii, Alaska, Puerto
                                Rico, and Guam, and restricts such shipments to U.S. Flag Vessels that are built in the U.S. and that are owned by a U.S. company that is more than 75% owned and controlled by U.S. citizens.

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

OPA 90                          OPA 90 is the abbreviation for the U.S. Oil
                                Pollution Act of 1990.

IMO IMO is the abbreviation for International Maritime Organization, an agency of the United Nations, which is the body that is responsible for the administration of internationally developed maritime safety IMO and pollution treaties, including MARPOL 73/78.

MARPOL 73/78                    International Convention for the
                                Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, includes regulations aimed at preventing and minimizing pollution from ships by accident and by routine operations.

Miscellaneous
Deadweight tons or Dwt          Dwt is the abbreviation for deadweight tons,
                                representing principally the cargo carrying capacity of a vessel, but including the weight of consumables such as fuel, lube oil, drinking water and stores.

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

Available Information

      The Company makes available free of charge through its internet website, www.osg.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

      See Item 1.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under charter parties. All such personal injury, collision and casualty claims against the Company are fully covered by insurance (subject to deductibles not material in amount). Each of the other claims involves an amount which, in the opinion of management, is not material in relation to the consolidated current assets of the Company as shown in the Company's Consolidated Balance Sheet as at December 31, 2002, set forth in Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Executive Officers of the Registrant

Name                 Age  Position Held             Has Served as Such Since
------------------   ---  -----------------------   ------------------------
Morton P. Hyman      67   Chairman of the Board,    September 2000
                          President and             October 1971
                          Chief Executive Officer

Robert N. Cowen      54   Senior Vice President,    February 1993
                          Chief Operating Officer   June 1999
                          and Secretary             June 1982

Myles R. Itkin       55   Senior Vice President,    June 1995
                          Chief Financial Officer
                          and Treasurer

Robert E. Johnston   55   Senior Vice President     October 1998
                          and Chief Commercial      June 1999
                          Officer

Peter J. Swift       59   Senior Vice President     June 1999
                          and Head of Shipping
                          Operations

      The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its shareholders, to be held on June 3, 2003, and until the election and qualification of his successor. There is no family relationship between the executive officers.

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

                 2002                 High             Low
            ---------------           -----           -----
            First Quarter             24.30           18.55
            Second Quarter            24.75           19.60
            Third Quarter             20.59           15.28
            Fourth Quarter            18.65           15.15

                2001                  High             Low
            ---------------           -----           -----
            First Quarter             28.00           21.38
            Second Quarter            37.09           27.28
            Third Quarter             30.62           19.90
            Fourth Quarter            24.93           21.51


(b) On February 26, 2003, there were 495 shareholders of record of the Company's common stock.

(c) The Company has paid a dividend of 15(cent) per share of common stock for each of the quarters during the last two years. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company's Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following unaudited selected consolidated financial data for the years ended December 31, 2002, 2001 and 2000, and at December 31, 2002 and 2001, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by Ernst & Young LLP, independent auditors. The unaudited selected consolidated financial data for the years ended December 31, 1999 and 1998, and at December 31, 2000, 1999 and 1998, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by Ernst & Young LLP.

In thousands, except per share amounts                          2002            2001         2000           1999         1998
-----------------------------------------------------------------------------------------------------------------------------------
Shipping revenues                                            $  297,283     $  469,333    $  467,618    $  350,545    $  412,384
Time charter equivalent revenues(a)                             266,725        381,018       370,081       253,217       326,519
Income from vessel operations                                    44,888        130,686(b)    134,066        23,366        41,050
Income/(loss) before federal income taxes and
   cumulative effect of change in accounting principle(c)       (20,864)       154,445       132,989        21,764       (56,220)
Net income/(loss)(d)                                            (17,620)       101,441        90,391        14,764       (37,920)
Depreciation and amortization                                    78,940         69,912        70,138        75,860        90,331
EBITDA(g)                                                       110,769        269,392       249,794       128,228       160,093
Net cash provided by operating activities(e)                     13,173        193,025       102,042        37,033        56,296
Vessels and capital leases, at net book amount                1,416,774      1,345,719     1,293,958     1,237,513     1,229,110(f)
Total assets                                                  2,034,842      1,964,275     1,823,913     1,720,945     1,695,515
Debt - long-term debt and capital lease obligations
   (exclusive of short-term debt and current portions)(h)       985,035        854,929       836,497       827,372       833,893
Reserve for deferred federal income taxes -
   noncurrent                                                   134,204        132,170       117,749        77,877        69,384
Shareholders' equity                                         $  784,149     $  813,426    $  750,167    $  661,058    $  707,622
Debt/total capitalization                                          55.7%          51.2%         52.7%         55.6%         54.1%

Per share amounts:
Basic net income/(loss)                                      $    (0.51)    $     2.97    $     2.67    $     0.41    $    (1.03)
Diluted net income/(loss)                                    $    (0.51)    $     2.92    $     2.63    $     0.41    $    (1.03)
Shareholders' equity                                         $    22.76     $    23.73    $    22.07    $    19.63    $    19.24
Cash dividends paid                                          $     0.60     $     0.60    $     0.60    $     0.60    $     0.60
Average shares outstanding for basic earnings per share          34,395         34,169        33,870        35,712        36,794
Average shares outstanding for diluted earnings per share        34,395         34,697        34,315        35,725        36,794

(a)  Represents shipping revenues less voyage expenses.

(b) Reflects restructuring charge of $10,439 to cover costs associated with the reduction of staff at the New York headquarters and the transfer of ship management and administrative functions to the Company's subsidiary in Newcastle, U.K.

(c) Results for 2000, 1999 and 1998 have been reclassified to reflect gains on early extinguishment of debt of $803 in 2000 and $2,249 in 1999 and a loss of ($20,998) in 1998 in accordance with the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such amounts had previously been presented as extraordinary items, net of related taxes.

(d) Results for 2000 include income of $4,152 ($.12 per share) from the cumulative effect of a change in accounting principle from the completed voyage method to the percentage of completion method of recognizing net voyage revenues of vessels operating on voyage charters. Income before cumulative effect of change in accounting principle in 2000 was $86,239, or $2.55 per basic share ($2.51 per diluted share). Assuming the percentage of completion method had been applied retroactively, the pro forma income/(loss) before cumulative effect of change in accounting principle would have been income of $13,450, or $0.37 per share in 1999; and a loss of $40,780, or $1.11 per share in 1998.

(e) Amounts for years prior to 2002 have been restated to conform with the 2002 presentation.

(f)   Includes vessels held for disposal, at estimated fair value.

(g) EBITDA represents operating earnings, which is before net interest expense, income taxes and cumulative effect of change in accounting principle, plus other income and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flows from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. The following table is a reconciliation of operating income, as reflected in the consolidated statements of operations, to EBITDA:

                                         2002         2001        2000        1999        1998
                                      ----------------------------------------------------------
      Operating income                $  56,295    $ 151,160   $ 145,515   $  30,498   $  37,450
      Other income/(expense)            (24,466)      48,320      34,141      21,870      32,312
      Depreciation and amortization      78,940       69,912      70,138      75,860      90,331
                                      ----------------------------------------------------------
      EBITDA                          $ 110,769    $ 269,392   $ 249,794   $ 128,228   $ 160,093
                                      ==========================================================

(h) Amounts do not include debt of joint ventures in which the Company participates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet consists of 52 vessels aggregating 8.5 million deadweight tons, including 11 vessels that are owned by joint ventures in which the Company has an average interest of 41%. An additional VLCC and two additional Aframaxes are scheduled to be delivered in the next 12 months.

Operations

      The Company's revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenue are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy and level of OPEC's exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapping. The Company's revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

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

Foreign Flag VLCC Segment

                                    Spot Market TCE Rates
                                  VLCCs in the Arabian Gulf
             Q1-2002   Q2-2002   Q3-2002   Q4-2002     2002      2001      2000
             -------------------------------------------------------------------
  Average    $13,600   $10,800   $ 9,500   $42,500   $19,000   $32,700   $46,100
  High       $20,600   $26,800   $18,800   $81,500   $81,500   $69,800   $79,700
  Low        $ 7,500   $ 4,700   $ 3,500   $13,400   $ 3,500   $11,700   $11,000

      For 2002, spot freight rates for modern VLCCs trading East and West out of the Arabian Gulf averaged $19,000 per day, which is 42% lower than the average for 2001 and 59% lower than the average for 2000.

      Freight rates, which had declined steadily on a quarter-to-quarter basis during 2001, continued this downward trend for the first three quarters of 2002 as OPEC implemented a fourth reduction in production quotas effective from January 1, 2002. While reductions in Iraqi production during the second quarter led to lower exports from its Mediterranean terminal at Ceyhan, other OPEC producers, particularly in the Arabian Gulf, increased exports with an accompanying temporary beneficial effect on VLCC freight rates. As a result, rates spiked to $26,800 per day during the second quarter but thereafter plunged to a low of just $3,500 per day during the third quarter. Concerns about armed conflict with Iraq were exacerbated in the second half of 2002 by the terrorist attack on a VLCC off Yemen in October and the terrorist bombing in Bali. As a result, demand for crude oil increased in anticipation of an imminent supply disruption during the year's final quarter. Global economic activity also increased as the year progressed, reversing the year-on-year decline in oil demand and increasing demand for tankers. Despite OPEC maintaining its production quota throughout 2002, over production increased as the year progressed and in the fourth quarter OPEC production was 11% above established quotas. In December, OPEC increased its production by 1.3 million b/d effective from January 2003, in an effort to legitimize and limit this over production. These factors combined with reduced availability of tonnage in the Arabian Gulf resulted in a surge in freight rates during the fourth quarter to a 2002 high of $81,500 per day reached in mid December and an average rate of $42,500 per day. Since the VLCC market predominantly entails longer-haul voyages, in a rising rate environment, such as that which prevailed in the fourth quarter, there is typically a lag before an increase in rates is fully reflected in actual operating results.

      A general strike in Venezuela that started in early December, has significantly reduced oil production and exports from Venezuela. Accordingly, exports of oil to the U.S., its major market, have been sharply curtailed. The North Sea, West Africa and the Middle East have increased shipments to the U.S. to offset this shortfall with a resulting rise in rates in each of these trades. Rates in the Caribbean trades fell markedly in December, and many vessels ballasted across the Atlantic to take advantage of the higher rates that prevailed in the North Sea and Mediterranean trades. OPEC agreed to raise production quotas by 1.5 million b/d effective from February 2003 to offset this shortfall in Venezuelan exports. The resulting increase in long-haul imports into the U.S. has raised demand for VLCC tonnage, in particular.

Foreign Flag Aframax Segment

                                  Spot Market TCE Rates
                                Aframaxes in the Caribbean
             Q1-2002   Q2-2002   Q3-2002   Q4-2002     2002      2001      2000
--------------------------------------------------------------------------------
  Average    $12,700   $17,800   $14,000   $19,700   $16,100   $24,800   $30,600
  High       $24,000   $24,000   $22,000   $34,000   $34,000   $51,000   $56,000
  Low        $10,500   $13,500   $ 8,500   $ 9,000   $ 8,500   $12,000   $11,200

      Aframax freight rates have derived support from increasing crude oil exports from the Former Soviet Union ("FSU"), which have increased by 17% over 2001 and largely utilize Aframax and Suezmax tonnage. In December, the Venezuelan strike effectively closed all ports in that country and rates in the Caribbean market fell significantly to a low of $9,000 per day in conjunction with the reduction in available cargoes. For the first ten months of the year, average crude oil imports into the U.S. from the Caribbean region (Colombia, Venezuela, Trinidad and Mexico) rose by just 0.5% over the average for 2001. This modest increase was more than offset by a reduction of 18% in long haul crude oil imports from the Middle East, which although principally impacting the VLCC market, reduced the demand for Aframaxes in lightering operations in the U.S. Gulf. U.S. imports of North Sea oil rose by 37%, most of which is carried in Aframax tankers.

      As a result, rates for Aframaxes operating in the Caribbean trades in 2002 averaged $16,100 per day, a decline of 35% from the 2001 level and 47% from the 2000 average. Caribbean freight rates reached a 2002 low of just $8,500 per day during the third quarter, but rose rapidly to reach $34,000 per day in early November, due largely to a limited availability of tonnage. A number of vessels normally available for trading had been chartered for use in lightering operations in the U.S. Gulf as long-haul imports into the U.S. increased. At the start of the fourth quarter, the Turkish authorities imposed stricter regulations on vessels transiting the Bosphorus Strait and rates in this region rose to compensate for the resulting delays. The sinking of the single hull, 1976-built Prestige in mid November has led to an increased preference on the part of many charterers for modern double hull vessels, especially for trades involving the European region. These factors reduced availability of suitable vessels, contributing to the rise in rates in the North Sea and Mediterranean trades in the fourth quarter.

Foreign Flag Product Carriers Segment

                                              Spot Market TCE Rates
                             Panamaxes in the Pacific and Bostonmaxes in the Caribbean
                        Q1-2002   Q2-2002   Q3-2002   Q4-2002     2002      2001      2000
-------------------------------------------------------------------------------------------
  Panamax Average       $12,000   $10,700   $13,600   $16,000   $13,100   $27,100   $22,100
  Panamax High          $13,300   $13,300   $14,800   $23,500   $23,500   $58,000   $50,000
  Panamax Low           $ 9,500   $ 9,000   $12,000   $13,000   $ 9,000   $10,500   $11,500

  Bostonmax Average     $ 9,400   $11,300   $ 8,900   $10,700   $10,100   $18,200   $15,900
  Bostonmax High        $12,000   $12,400   $11,500   $15,000   $15,000   $32,000   $28,700
  Bostonmax Low         $ 8,300   $ 9,000   $ 8,000   $ 7,200   $ 7,200   $ 7,300   $ 7,000

      Rates for Panamax Product Carriers in 2002 were weak in comparison to the two previous years, with rates in the Pacific averaging only $13,100 per day in 2002, a decline of 52% from the 2001 average and 41% from the 2000 average. Rates in the first half of the year were particularly weak, reflecting a 6% year-over-year reduction in deliveries of refined products to Japan. Longer haul imports from the Middle East were replaced by shorter haul supplies from non-OECD countries in Asia (primarily China, India and Singapore) reducing ton-mile demand and placing additional pressure on rates. In the second half of the year, however, rates staged a modest recovery as Japanese fuel oil imports for oil-fired power generation compensated for shortfalls in nuclear power generation attributable to technical difficulties at a number of nuclear power stations. Additionally, petrochemical producers in the Asian region stepped up imports to build up inventory levels in anticipation of potential supply disruptions from the Middle East.

      Bostonmax Product Carrier rates similarly failed to match their 2001 levels, with rates averaging just $10,100 per day, 45% below the 2001 average and 37% below the 2000 average. Over the first ten months of the year, total U.S. refined product imports fell by 12% from the comparable period in 2001. Almost 54% of this decrease occurred in imports from the Caribbean region, primarily Venezuela. Rates reached $12,400 per day during the second quarter as U.S. imports of gasoline peaked in anticipation of the start of the summer driving season. Overall refined product inventory levels in the U.S. declined during the third quarter and heating oil inventories entered the winter approximately 18 million barrels, or 13%, lower than one year earlier. Consequently, U.S. imports of heating oil surged during the fourth quarter as colder than normal weather blanketed the Northeast. The general strike in Venezuela that started in December hobbled the Venezuelan oil industry and initially caused Caribbean rates to weaken. Caribbean Product Carrier rates, however, have subsequently improved as significant amounts of tonnage were repositioned to take advantage of higher rates available elsewhere. Towards the end of the fourth quarter, Caribbean Product Carrier rates reached a high for the year of $15,000 per day.

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

Revenue Recognition

      The Company generates a majority of its revenue from voyage charters. Within the shipping industry, there are two methods used to account for voyage revenue and expenses: percentage of completion and completed voyage. The percentage of completion method is the most prevalent method of accounting for voyage revenues and expenses, and the method currently being used by OSG. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis.

      Prior to 2000, OSG accounted for voyage revenues and expenses using the completed voyage method, with voyages calculated on a load-to-load basis. Accordingly, OSG did not recognize the revenues and expenses of voyages until vessels had completed their trips to the next load ports, and the Company's revenues fluctuated from period to period because of the timing of voyage completions. The change to the percentage of completion method, with voyages calculated on a discharge-to-discharge basis, eliminates these fluctuations since specific voyage results are allocated on a pro rata basis to the periods over which they are performed.

      In applying the percentage of completion method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues and expenses can be estimated with a greater degree of accuracy.

      In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Vessel Lives and Impairment

      The carrying value of each of the Company's vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years from the date such vessel was originally delivered from the shipyard. In the shipping industry, use of a 25-year life has become the standard. The actual life of a vessel may be different. The Company has evaluated the impact of the revisions to MARPOL Regulation 13G on the economic lives assigned to the tankers in the Company's Foreign Flag fleet. Current regulations will not require that any of the single-hulled or double-sided Foreign Flag tankers be removed from service prior to attaining 25 years of age.

      The carrying values of the Company's vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Both charter rates and newbuilding costs tend to be cyclical. The Company records impairment losses only when events occur that cause the Company to believe that future cash flows for any individual vessel will be less than its carrying value.

Market Value of Marketable Securities

      In accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), the Company's holdings in marketable securities are classified as available-for-sale and, therefore, are carried on the balance sheet at fair value (determined by using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income/(loss) until the investments are sold. Accordingly, these changes in value are not reflected in the Company's statements of operations. If, however, pursuant to the provisions of FAS 115 and Staff Accounting Bulletin No. 59, the Company determines that a material decline in the fair value below the Company's cost basis is other-than-temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a decline in fair value is determined to be other-than-temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and the length of time that the declines have been sustained, management concluded that declines in fair value of securities with an aggregate cost basis of $72,521,000, including $9,898,000 attributable to securities in the Capital Construction Fund, were other-than-temporary. During the third and fourth quarters of 2002, the Company recorded pre-tax noncash impairment losses aggregating $42,055,000 related to such marketable securities, including $6,413,000 related to securities held in the Capital Construction Fund. These impairment losses are reflected in the accompanying consolidated statement of operations for 2002.

      The fair value of certain other marketable securities have declined below the Company's cost bases in those securities. See Note F to the consolidated financial statements set forth in Item 8 for additional information on pre tax unrealized losses as of December 31, 2002. Certain of these securities have had fair values below their carrying values for more than six months. The Company has evaluated the circumstances surrounding the declines in market values as of December 31, 2002 and believes that these declines are temporary and, accordingly, continues to record the net after tax unrealized losses in accumulated other comprehensive income/(loss). If, however, the market values of these securities do not recover in the near term, the declines may then be considered other-than-temporary, which would result in impairment charges to earnings in future periods, which charges previously have been included in accumulated other comprehensive income/(loss).

Drydocking

      Within the shipping industry, there are three methods that are used to account for drydockings: (1) capitalize drydocking costs as incurred (deferral method) and amortize such costs over the period to the next scheduled drydocking, (2) accrue the estimated cost of the next scheduled drydocking over the period preceding such drydocking, and (3) expense drydocking costs as incurred. Since drydocking cycles typically extend over two and a half years or longer, management believes that the deferral method provides a better matching of revenues and expenses than the expense-as-incurred method. The Company further believes that the deferral method is preferable to the accrual method because estimates of drydocking costs can differ greatly from actual costs and, in fact, anticipated drydockings may not be performed if management decides to dispose of the vessels before their scheduled drydock dates.

Deferred Tax Assets and Valuation Allowance

      The carrying value of the Company's deferred tax assets is based on the assumption that the Company will generate sufficient taxable income in the future in order to permit the Company to take deductions and use tax-credit carryforwards. The deferred tax assets are net of a valuation allowance. As of December 31, 2002, the Company recorded a valuation allowance of $3,640,000 related to capital losses arising from the write-down of certain marketable securities. Management believes that it is more likely than not that a portion of the capital losses may expire unused because the generation of future taxable capital gains cannot be assured. If these assumptions and estimates change in the future, the Company could be required to increase the valuation allowance against its deferred tax assets, which will result in additional income tax expense in the Company's statement of operations. Each quarter, management evaluates the realizability of the deferred tax assets and assesses the need for changes to the valuation allowance.

Pension and Other Postretirement Benefits

      The Company has recorded pension and other postretirement benefit costs based on complex valuations developed by its actuarial consultant. These valuations are based on key estimates and assumptions related to the discount rates used and the rates expected to be earned on investments of plan assets. OSG is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in higher benefit obligation. The expected rate of return on plan assets is management's best estimate of expected returns. A decrease in the expected rate of return will increase future net periodic benefit costs and an increase in the expected rate of return will decrease future benefit costs. As of December 31, 2002, management reduced the discount rate and the rate of return on plan assets by 0.4% and 0.25%, respectively. Changes in pension and other postretirement benefit costs may occur in the future as a result of changes in these rates.

Special Purpose Entity ("SPE")

      In 1999, the Company facilitated the creation of an SPE that purchased from and bareboat chartered back to the Company five U.S. Flag Crude Tankers that were being time chartered to BP for the transportation of Alaskan crude oil. The purchase price of $170 million was financed by a term loan from a commercial lender and a substantive equity capital investment by the owner of the SPE. The Company did not guarantee the vessels' residual values or guarantee the SPE's debt. The Company immediately thereafter bareboat chartered the vessels to a joint venture in which it has a 37.5% interest. The joint venture, in turn, has time chartered the vessels to BP under a "hell or highwater" lease through the date on which they must be removed from service in accordance with OPA 90. The portion of the charter hire payments from BP to the joint venture representing bareboat charter hire to the Company is sufficient to fully amortize the debt of the SPE. Such payments have been assigned to the SPE. The Company has not consolidated the SPE. As of December 31, 2002, total assets and total liabilities on the books of the SPE were $58.6 million and $52.5 million, respectively. On July 1, 2003, the Company expects to consolidate this SPE in accordance with FASB Interpretation No. 46. For additional information, see "Newly Issued Accounting Standard" on Page 31.

Income from Vessel Operations

      During 2002, TCE revenues decreased by $114,293,000 to $266,725,000 from $381,018,000 in 2001, as a result of a sharp decline in average daily TCE rates for vessels operating in the spot market partially offset by an increase in revenue days. During 2001, TCE revenues increased by $10,937,000 to $381,018,000 from $370,081,000 in 2000 because of an increase in average daily TCE rates and revenue days. During 2002, approximately 70% of the Company's TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters compared with 73% in 2001 and 76% in 2000. In 2002, approximately 30% of TCE revenues were generated from long-term charters compared with 27% in 2001 and 24% in 2000. The increased percentage contribution from long-term charters during 2002 compared with 2001 and 2000 reflects the sharp decline in average daily TCE rates for the vessels operating in the spot market.

      The reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income/(loss), but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

      During 2002, income from vessel operations decreased by $85,798,000 to $44,888,000 from $130,686,000 in 2001. Excluding the impact of the restructuring charge of $10,439,000 recorded in 2001, income from vessel operations decreased by $96,237,000. This reduction resulted from a decrease in average daily TCE rates and revenues for all of the Company's Foreign Flag segments (see Note C to the consolidated financial statements set forth in Item 8 for additional information on the Company's segments). Average daily vessel expenses decreased by more than $370 per day on a consolidated basis for 2002 compared with 2001.

      During 2001, income from vessel operations increased by approximately $7,059,000 from $134,066,000 in 2000, before taking into account a $10,439,000 restructuring charge in 2001. The improvement resulted from an increase in average daily TCE rates and revenues for the Aframax and Product Carriers segments, partially offset by a decrease in TCE rates and revenues for the VLCC segment.

VLCC Segment:                                       2002       2001       2000
                                                  --------   --------   --------
TCE revenues (in thousands)                       $ 79,714   $112,820   $118,156
Running expenses (in thousands)(a)                  61,026     48,467     43,927
                                                  --------   --------   --------
Income from vessel operations (in thousands)(b)   $ 18,688   $ 64,353   $ 74,229
                                                  ========   ========   ========
Average daily TCE rate                            $ 20,545   $ 37,432   $ 44,137
Average number of vessels(c)                           9.8        7.4        6.4
Average number of vessels chartered in under
   operating leases                                    1.1        1.0        1.0
Number of revenue days(d)                            3,880      3,014      2,677
Number of ship-operating days(e)                     3,972      3,077      2,701

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

      The VLCC segment includes two vessels that were time chartered out during the three years ended December 31, 2002. The charter on one of these vessels expired at the end of February 2002, at which time the vessel commenced participation in the Tankers pool. The following table presents information for the VLCCs generating revenue in the spot market.

                                                       2002      2001      2000
                                                     -------   -------   -------
Spot Market:
  TCE revenues (in thousands)                        $65,536   $89,631   $91,419
  Running expenses (in thousands)                     51,923    35,990    31,729
                                                     -------   -------   -------
  Income from vessel operations (in thousands)       $13,613   $53,641   $59,690
                                                     =======   =======   =======
  Average daily TCE rate                             $18,827   $38,987   $47,002
  Number of revenue days                               3,481     2,299     1,945

      During 2002, TCE revenues for the VLCC segment decreased by $33,106,000, or 29%, to $79,714,000 from $112,820,000 in 2001. This reduction in TCE revenues resulted from a decrease of $16,887 per day in the average daily TCE rate earned partially offset by an increase in the number of revenue days. The increase in revenue days resulted from the delivery of three newbuilding VLCCs (two in the second half of 2001 and one in early-April 2002). Running expenses increased by $12,559,000 to $61,026,000 in 2002 from $48,467,000 in the prior year as a result of an increase in ship-operating days. Average daily running expenses, however, were relatively unchanged.

      During 2001, TCE revenues for the VLCC segment decreased by $5,336,000, or 5%, to $112,820,000 from $118,156,000 in 2000 because of a decrease of $6,705 per day in the average daily TCE rate earned partially offset by an increase in the number of revenue days. The increase in revenue days resulted from the delivery of two VLCC newbuildings in the second half of 2001 and the operation for all of 2001 of two VLCC newbuildings delivered in the first half of 2000, partially offset by an increase in days spent repairing and drydocking the segment's vessels. Running expenses increased by $4,540,000 to $48,467,000 in 2001 from $43,927,000 in 2000 as a result of an increase in ship-operating days, but average daily running expenses were relatively unchanged.

Aframax Segment:                                    2002       2001       2000
                                                  --------   --------   --------
TCE revenues (in thousands)                       $ 71,121   $111,293   $ 86,101
Running expenses (in thousands)                     43,685     44,575     36,868
                                                  --------   --------   --------
Income from vessel operations (in thousands)      $ 27,436   $ 66,718   $ 49,233
                                                  ========   ========   ========
Average daily TCE rate                            $ 17,389   $ 29,505   $ 26,957
Average number of vessels                             11.5        9.9        9.0
Average number of vessels chartered in under
   operating leases                                     --        0.5        0.1
Number of revenue days                               4,090      3,772      3,194
Number of ship-operating days                        4,187      3,810      3,295

      During 2002, TCE revenues for the Aframax segment decreased by $40,172,000, or 36%, to $71,121,000 from $111,293,000 in 2001. This reduction in
TCE revenues resulted from a decrease of $12,116 per day in the average daily TCE rate earned partially offset by an increase in revenue days. The increase in revenue days primarily resulted from the delivery of four new vessels since January 1, 2001. TCE revenues for 2002 reflect a loss of $697,000 generated by forward freight agreements compared with income of $3,197,000 in 2001. Running expenses decreased by $890,000 to $43,685,000 from $44,575,000 in 2001 as a result of a reduction in charter-in expense partially offset by an increase in ship-operating days. Average daily running expenses, excluding the impact of charter-in expense, were relatively unchanged.

      During 2001, TCE revenues for the Aframax segment increased by $25,192,000, or 29%, to $111,293,000 from $86,101,000 in 2000 because of an increase of $2,548 per day in the average daily TCE rate earned and an increase in revenue days resulting from the delivery of three Aframaxes in 2001 and a decrease in days spent repairing and drydocking the segment's vessels. TCE revenues for 2001 include $3,197,000 resulting from forward freight agreements. Running expenses increased in 2001 as a result of an increase in ship-operating days, but average daily running expenses were relatively unchanged.

Product Carrier Segment:                              2002      2001      2000
                                                     -------   -------   -------
TCE revenues (in thousands)                          $35,053   $58,078   $54,354
Running expenses (in thousands)                       24,493    27,818    29,416
                                                     -------   -------   -------
Income from vessel operations (in thousands)         $10,560   $30,260   $24,938
                                                     =======   =======   =======
Average daily TCE rate                               $12,226   $21,212   $16,541
Average number of vessels                                8.0       8.0       8.0
Average number of vessels chartered in under
   operating leases                                       --       0.2       1.0
Number of revenue days                                 2,867     2,738     3,286
Number of ship-operating days                          2,920     3,007     3,293

      During 2002, TCE revenues for the Product Carrier segment decreased by $23,025,000, or 40%, to $35,053,000 from $58,078,000 in 2001. This reduction in
TCE revenues resulted from a decrease of $8,986 per day in the average daily TCE rate earned and the redelivery of a chartered-in vessel to its owner in late-March 2001 partially offset by an increase in revenue days caused by a 216-day reduction in repair and drydocking days. Running expenses decreased by $3,325,000 to $24,493,000 from $27,818,000 in 2001 as a result of decreases in charter-in expense and insurance costs related to hull and machinery claims. Average daily running expenses, excluding the impact of charter-in expense and insurance costs related to hull and machinery claims, were relatively unchanged.

      During 2001, TCE revenues for the Product Carrier segment increased by $3,724,000, or 7%, to $58,078,000 from $54,354,000 in 2000 because of an increase of $4,671 per day in the average daily TCE rate earned partially offset by a decrease in revenue days resulting from the expiration in early 2001 of an operating lease on a chartered-in vessel and an increase in days spent repairing and drydocking the segment's vessels. Running expenses decreased by $1,598,000 to $27,818,000 in 2001 from $29,416,000 in 2000 because of a decrease in ship-operating days, partially offset by an increase of $2,000,000 in damage repair expenses involving two vessels.

U.S. Flag Crude Tanker Segment

      TCE revenues in 2002 for the U.S. Flag Crude Tanker segment were unchanged from 2001 because the segment's vessels are bareboat chartered at fixed rates to Alaska Tanker Company ("ATC").

      During 2001, TCE revenues for the U.S. Flag Crude Tanker segment decreased by $9,247,000 to $28,052,000 from $37,299,000 in 2000 principally because of a reduction of the number of segment vessels from five to four. This reduction resulted from the cancellation of both the bareboat charter-in and bareboat charter-out for one vessel that was sold by the owner of the SPE in October 2000 in connection with BP's merger with ARCO.

U.S. Flag Dry Bulk Carrier Segment

      During 2002, TCE revenues for the U.S. Flag Dry Bulk Carrier segment decreased by $2,541,000, or 17%, to $12,331,000 from $14,872,000 in 2001. This reduction in TCE revenues resulted from a 216-day reduction in revenue days because of the sale of two vessels (one in June 2002 and one in June 2001) offset by a decrease of 178 days to 47 days in 2002 from 225 days in 2001, in time waiting for cargoes. This reduction in revenue days was partially offset by an increase of $840 per day in the charter rates earned. Running expenses decreased by $4,490,000 to $15,757,000 from $20,247,000 in 2001 due to the sale of segment vessels discussed above. Average daily running expenses, however, were relatively unchanged.

      During 2001, TCE revenues for the U.S. Flag Dry Bulk Carriers segment decreased by $9,862,000, or 40%, to $14,872,000 from $24,734,000 in 2000 because of lower charter rates, an increase of 100 days to 225 days in 2001 from 125 in 2000 in time waiting for cargoes, and a 202-day reduction in revenue days caused by the sale in 2001 of an older U.S. Flag Product Carrier that had participated in the U.S. grain trade program since the beginning of 2000. Running expenses decreased by $1,472,000 because of the vessel sale discussed above.

All Other

      The Company also owns and operates a U.S. Flag Pure Car Carrier, two U.S. Flag Handysize Product Carriers operating in the Jones Act trade, and a Foreign Flag Suezmax, all on long-term charter, as well as two Foreign Flag Dry Bulk Carriers that operate in a pool of Capesize Dry Bulk Carriers. During 2002, TCE revenues decreased by $15,449,000, or 28%, to $40,454,000 from $55,903,000 in
2001. The reduction in TCE revenues resulted from the Company's reduced participation in the charter-in of vessels that were commercially managed by the pool of Capesize Dry Bulk Carriers and a 56-day decrease in revenue days for drydockings in 2002 and a $3,414 per day decrease in TCE rates earned by the two Foreign Flag Dry Bulk Carriers.

      During 2001, TCE revenues increased by $6,466,000, or 13%, to $55,903,000 from $49,437,000 in 2000 principally because of the Company's participation in the charter-in of vessels that were commercially managed by the pool of Capesize Dry Bulk Carriers. Running expenses similarly increased because of the charter-in expense attributable to such vessel interests. The increase in TCE revenues earned in 2001 by the two U.S. Flag Product Carriers, which commenced long-term charters in that year, was offset by significantly weaker results from the two Foreign Flag Dry Bulk Carriers.

      The average daily rates paid with respect to the chartered-in vessels discussed in the two preceding paragraphs were higher than the TCE rates earned by such vessels during 2002 and 2001. Accordingly, the reduced participation in the charter-in of vessels positively affected consolidated income from vessel operations by $1,254,000 in 2002 compared with 2001.

      Since December 1996, the Pure Car Carrier has received payments of $2,100,000 per year under the U.S. Maritime Security Program, which continues through late 2005, subject to annual congressional appropriations.

General and Administrative Expenses

      During 2002, general and administrative expenses decreased by $9,046,000 to $32,921,000 from $41,967,000 in 2001 principally due to a decrease in cash compensation and related benefits. Such reductions were principally attributable to the New York headquarters staff reductions discussed in Note O to the consolidated financial statements set forth in Item 8.

      During 2001, general and administrative expenses decreased by $655,000 to $41,967,000 from $42,622,000 in 2000 because of a decrease of $3,364,000 in cash compensation and related benefits, partially offset by increases of $1,377,000 in non-cash stock compensation and $962,000 in net periodic pension and other postretirement plan costs.

Equity in Income of Joint Ventures

      As of December 31, 2002, the Company is a partner in joint ventures that own 11 foreign flag vessels (ten VLCCs and one Aframax). As of December 31, 2002, eight of these VLCCs participate in the Tankers pool and two operate on long-term charters, one to OSG and one to the other joint venture partner, a major oil company, and do not participate in the Tankers pool. The Aframax participates in Aframax International.

      During the three years ended December 31, 2002, the Company's various joint ventures made the following acquisitions:

      o     In March 2000, one VLCC in which the Company has a 30% interest.

      o     In June 2000, one Aframax in which the Company has a 50% interest.

      o     In March 2001, two VLCCs in which the Company has a 49.9% interest.

      o In the third quarter of 2001, three VLCCs in which the Company has a 33.3% interest.

      o In February and July 2002, two VLCC newbuildings in which the Company has a 33.3% interest.

      The following is a summary of the Company's interest in all of its joint ventures, excluding ATC (see discussion below), and the revenue days for the respective vessels since their acquisition date. Revenue days are adjusted for OSG's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. For the joint venture VLCCs operating in the Tankers pool, the ownership percentage reflected below is an average as of December 31, 2002. The Company's actual ownership percentages for these joint ventures ranged from 30% to 49.9%:

                                                     Number of Revenue Days
                                        Average %    ----------------------
                                        Ownership     2002    2001    2000
                                        ---------     --------------------
VLCCs participating in Tankers pool        37.1%       997     555      89

VLCCs owned jointly with a major oil
  company                                  50.0%       365     365     366
Aframax in Aframax International pool      50.0%       165     183      91
                                                     ---------------------
Total                                                1,527   1,103     546
                                                     =====================

      Additionally, the Company is a partner in ATC, a joint venture that operates ten U.S. Flag tankers transporting Alaskan crude oil for BP. The participation in ATC provides the Company with the opportunity to earn additional income (in the form of its share of incentive hire paid by BP to ATC) based on ATC's meeting certain predetermined performance standards.

      During 2002, equity in income of joint ventures decreased by $9,067,000 to $11,407,000 from $20,474,000 in 2001, principally due to a decrease in average daily rates earned by the joint venture vessels. The impact of this decrease in rates was partially offset by an increase in revenue days of joint venture VLCCs participating in the Tankers pool to 997 in 2002 from 555 in 2001, resulting from the delivery since January 1, 2001 of seven vessels. In addition, the Company's share of incentive hire earned by ATC in 2002 decreased by $580,000 from 2001.

      During 2001, equity in income of joint ventures increased by $9,025,000 to $20,474,000 from $11,449,000 in 2000, principally because of the inclusion of the earnings of vessels acquired by joint ventures (as discussed above) and an increase in incentive hire earned by ATC. Of the total increase, $3,193,000 resulted from the acquisition of six VLCCs from March 2000 to August 2001, all of which have joined the Tankers pool, as reflected by the increase in revenue days to 555 days in 2001 from 89 days in 2000. The increase in the Company's share of incentive hire earned by ATC amounted to $3,108,000. An increase of $908,000 resulted from the operation of the Aframax for the full year in 2001, as reflected by the increase in revenue days to 183 days from 91 days in 2000.

Interest Expense

      The components of interest expense are as follows (in thousands):

In thousands for the year ended  December 31,                2002        2001        2000
-------------------------------------------------------------------------------------------
Interest before impact of swaps and capitalized interest   $ 43,798    $ 53,386    $ 63,364
Impact of swaps                                              13,844       4,800      (1,286)
Capitalized interest                                         (4,949)    (13,151)    (15,411)
                                                           --------------------------------
Interest expense                                           $ 52,693    $ 45,035    $ 46,667
                                                           ================================

      During 2002, interest expense increased by $7,658,000 to $52,693,000 from $45,035,000 in 2001 as a result of an increase in the average amount of debt outstanding of $89,930,000 and a reduction of $8,202,000 ($4,949,000 in 2002 compared with $13,151,000 in 2001) in interest capitalized in connection with vessel construction. Such increases were offset by a decrease of 210 basis points in the average rate paid on floating rate debt to 3.0% in 2002 from 5.1% in 2001. The impact of this decline in rates was substantially offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $13,844,000 in 2002 compared with an increase of $4,800,000 in 2001.

      During 2001, interest expense decreased by $1,632,000 to $45,035,000 from $46,667,000 in 2000 because of a decrease of 210 basis points in the average rate paid on floating rate debt to 5.1% in 2001 from 7.2% in 2000. The impact of this decline in rates was partially offset by an increase in the average amount of debt outstanding of $26,500,000. Interest expense reflects the impact of interest rate swaps that increased interest expense by $4,800,000 in 2001 and reduced interest expense by $1,286,000 in 2000. Interest expense is net of amounts capitalized in connection with vessel construction of $13,151,000 in 2001 compared with $15,411,000 in 2000.

Provision/(Credit) for Federal Income Taxes

      The credit for income taxes in 2002 and the income tax provisions in 2001 and 2000 are based on pre-tax income/(loss), adjusted to reflect items that are not subject to tax and the dividends received deduction. The credit for income taxes for 2002 also reflects the recording of a valuation allowance offset of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities. The valuation allowance was established because the Company believes, based on currently available evidence, that it is more likely than not that the full amount of the deferred tax asset will not be realized through the generation of capital gains in the future.

Effects of Inflation

      The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Newly Issued Accounting Standard

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities. This represents a significant change from current rules, which require consolidation by the entity with voting control and according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance sheet financing. On July 1, 2003, the Company expects to consolidate the SPE ("Alaska Equity Trust") that now owns these vessels and holds the associated bank debt used to purchase them. The SPE's bank debt of approximately $52,100,000 as of December 31, 2002 is secured by the vessels but is otherwise nonrecourse to OSG. In addition, OSG did not issue any repayment or residual-value guaranties. Therefore, OSG is not exposed to any loss as a result of its involvement with Alaska Equity Trust. The Company is currently analyzing the effect that the adoption of FASB Interpretation No. 46 and the consolidation of Alaska Equity Trust will have on its consolidated results of operations and financial position, but does not expect such effect to be material to net income.

Liquidity and Sources of Capital

      Working capital at December 31, 2002 was approximately $77,000,000 compared with $61,000,000 at December 31, 2001 and $88,000,000 at December 31, 2000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $231,000,000 at December 31, 2002. Net cash provided by operating activities approximated $13,000,000 in 2002 compared with $193,000,000 in 2001 and $102,000,000 in 2000. Net cash provided by operating activities in 2002 reflects $24,500,000 of payments with respect to estimated 2001 federal income taxes. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet financial requirements in the next year.

      As of December 31, 2002, the Company's total debt, including capital lease obligations, was $1,006,110,000 compared with $878,693,000 at December 31, 2001. The aggregate principal payments required to be made during the five years subsequent to December 31, 2002 are $21,075,000 (2003), $18,532,000 (2004),
$369,422,000 (2005), $276,351,000 (2006) and $20,554,000 (2007). In December
2001, OSG concluded a new five-year unsecured revolving credit agreement that provides for borrowings of up to $300,000,000, which was increased to $350,000,000 in January 2002 during syndication. OSG has $700,000,000 of long-term unsecured credit availability, of which $192,000,000 was unused at December 31, 2002. The Company's two $350,000,000 long-term revolving credit facilities mature in 2005 and 2006. In February 2002, the Company increased its unsecured short-term credit facility from $15,000,000 to $45,000,000, of which $17,000,000 was unused at December 31, 2002. The Company intends to refinance both the outstanding balance of the 8% Notes, which mature in December 2003, and the $28,000,000 balance outstanding under the short-term credit facility as of December 31, 2002, using amounts available under the long-term credit facilities. Accordingly, the aggregate amount outstanding of $98,391,000 has been classified as long-term. The Company was in compliance with all of the financial covenants contained in the Company's debt agreements as of December 31, 2002.

      As of December 31, 2002, the joint ventures in which OSG participates had total debt of $333,132,000. The Company's percentage interests in these joint ventures range from 30% to 50%. OSG has guaranteed a total of $35,249,000 of the joint venture debt at December 31, 2002. The balance of the joint venture debt is nonrecourse to the Company. The amount of the Company's guaranties reduces proportionately as the principal amounts of the joint venture debt are paid down. See Note E to the consolidated financial statements set forth in Item 8 for disclosures concerning long-term debt of the joint ventures.

      OSG finances vessel additions primarily with cash provided by operating activities and long-term borrowings. In 2002, 2001 and 2000, cash used for vessel additions approximated $153,000,000, $112,000,000 and $107,000,000, respectively, excluding additions financed directly by secured debt. In July 2002, the Company prepaid approximately $47,600,000 of progress payments for two newbuildings realizing the benefit of a contractually-provided discount. As of December 31, 2002, OSG had non-cancelable commitments for the construction of three double-hulled Foreign Flag tankers for delivery between February 2003 and January 2004, with an aggregate unpaid cost of approximately $30,100,000. Unpaid costs are net of progress payments and prepayments, which are covered by refundment guaranties. Scheduled payments will be funded in 2003. OSG expects to finance such vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such rates are volatile. Cancellation of these contracts by OSG, except as provided in the contracts, could require the Company to reimburse the shipyard for any losses that the shipyard may incur as a result of such cancellation.

      OSG has used interest rate swaps to effectively convert a portion of its debt either from a fixed to floating rate basis or from a floating to fixed rate basis, reflecting management's interest rate outlook at various times. These agreements contain no leverage features and have various maturity dates from February 2003 to August 2014. As of December 31, 2002, the interest rate swaps effectively convert the Company's interest rate exposure on $309,000,000 from a floating rate based on LIBOR to an average fixed rate of 6.74%.

Risk Management

      The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

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

Interest Rate Sensitivity

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

========================================================================================================================
                                                                                         Beyond            Fair Value at
      At December 31, 2002           2003      2004       2005      2006       2007       2007      Total  Dec. 31, 2002
------------------------------------------------------------------------------------------------------------------------
Assets
Fixed income securities            $   0.8    $  0.2    $   1.0    $   1.3    $   1.6    $  64.4    $ 69.3   $ 69.3
  Average interest rate               6.3%      8.0%       2.6%       5.9%       4.6%       7.3%

Liabilities
Long-term debt and capital lease
  obligations, including current
  portion:
    Fixed rate                     $  77.2    $  7.3    $   8.2    $   8.7    $   9.3    $ 150.4    $261.1   $249.6
    Average interest rate             8.2%      7.7%       8.0%       8.1%       8.2%       8.0%

    Variable rate                  $  14.3    $ 11.3    $ 361.3    $ 197.2    $  11.2    $ 149.7    $745.0   $745.0

    Average spread over LIBOR        1.01%     1.07%      1.12%      1.66%      1.07%      1.06%

Interest Rate Swaps Related to
Debt
Pay fixed/receive variable*        $  19.5    $ 17.9    $  22.8    $ 213.0    $  14.0    $ 131.2    $418.4   $(33.9)
Average pay rate                      6.3%      5.4%       5.7%       5.4%       5.1%       4.9%

========================================================================================================================
                                                                                         Beyond            Fair Value at
      At December 31, 2001           2002      2003       2004      2005       2006       2006      Total  Dec. 31, 2001
------------------------------------------------------------------------------------------------------------------------
Assets
Fixed income securities            $   1.9    $  0.8    $   1.5    $   8.8    $   1.0    $  50.5    $ 64.5   $ 64.5
  Average interest rate               7.0%      6.3%       6.8%       6.8%       6.1%       6.8%

Liabilities
Long-term debt and capital lease
  obligations, including current
  portion:
    Fixed rate                     $   6.2    $ 78.2    $   4.3    $   5.1    $   5.7    $ 121.8    $221.3   $215.7
    Average interest rate             9.8%      8.2%      10.0%      10.0%      10.0%       9.1%

    Variable rate                  $  17.6    $ 12.6    $  12.6    $ 367.5    $ 187.7    $  59.4    $657.4   $657.4
    Average spread over LIBOR        1.15%     0.90%      0.90%      1.11%      1.29%      1.00%

Interest Rate Swaps Related to
Debt
Pay fixed/receive variable*        $ 150.8    $ 19.5    $  11.8    $  16.6    $ 206.9    $  53.8    $459.4   $(13.7)
Average pay rate                      5.2%      6.3%       5.9%       6.1%       5.4%       5.4%

*     LIBOR

      In August 2002, floating-to-fixed interest rate swaps, with notional amounts aggregating $133 million matured. Pursuant to these agreements, the Company paid fixed rates of 5.1% and received floating rates based on LIBOR. In late-September 2002, the Company entered into 11-year floating-to-fixed amortizing interest rate swaps with major financial institutions that commence in the third quarter of 2003. These swaps are designated and qualify as cash flow hedges. As of December 31, 2002, the Company has effectively converted the full $256 million of floating rate, secured loans, borrowed in the third quarter, into fixed rate debt for periods up to 12 years, at a weighted average effective rate of 5.74%.

      As of December 31, 2002, debt in the amount of $158,000,000 bears interest at LIBOR plus a margin, where the margin is dependent upon the Company's leverage.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       TABLE OF CONTENTS

             Years ended December 31, 2002, 2001 and 2000                   Page

Consolidated Balance Sheets at December 31, 2002 and 2001.................   35

Consolidated Statements of Operations for the Years Ended December 31,
   2002, 2001 and 2000....................................................   36

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2002, 2001 and 2000....................................................   37

Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended December 31, 2002, 2001 and 2000.................................   38

Notes to Consolidated Financial Statements................................   39

Report of Independent Auditors............................................   62

Consolidated Balance Sheets
Overseas Shipholding Group, Inc. and Subsidiaries

Dollars in thousands at December 31,                                          2002              2001
-------------------------------------------------------------------------------------------------------
Assets
Current Assets:
Cash and cash equivalents                                                 $    36,944       $    30,256
Investments in marketable securities -- Note F                                 28,796            69,958
Voyage receivables, including unbilled
  of $35,637 and $18,221                                                       38,755            29,593
Other receivables, including federal income taxes recoverable of
  $6,098 in 2002                                                               12,777             8,461
Inventories                                                                     1,155             3,046
Prepaid expenses                                                                4,960             5,308
-------------------------------------------------------------------------------------------------------
    Total Current Assets                                                      123,387           146,622
Capital Construction Fund -- Notes F and J                                    231,072           232,971
Vessels, at cost, less accumulated depreciation --
  Notes A5 and I                                                            1,383,744         1,307,311
Vessels under Capital Leases, less accumulated
  amortization -- Note A6                                                      33,030            38,408
Investments in Joint Ventures -- Note E                                       168,315           149,775
Other Assets -- Note A5                                                        95,294            89,188
-------------------------------------------------------------------------------------------------------
       Total Assets                                                       $ 2,034,842       $ 1,964,275
=======================================================================================================
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable                                                          $     2,201       $     3,132
Sundry liabilities and accrued expenses -- Notes H and O                       22,971            34,880
Federal income taxes                                                               --            23,756
Short-term debt and current installments of long-term debt -- Note I           14,284            17,600
Current obligations under capital leases -- Note M1                             6,791             6,164
-------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                               46,247            85,532
Long-term Debt -- Note I                                                      932,933           795,736
Obligations under Capital Leases -- Note M1                                    52,102            59,193
Deferred Federal Income Taxes ($134,204 and $132,170),
  Deferred Credits and Other Liabilities -- Notes E and J                     219,411           210,388
Commitments -- Note Q
Shareholders' Equity -- Notes G, I, J, K and L:
Common stock ($1 par value; 60,000,000 shares authorized;
  39,590,759 shares issued)                                                    39,591            39,591
Paid-in additional capital                                                    106,154           103,529
Retained earnings                                                             731,201           769,457
-------------------------------------------------------------------------------------------------------
                                                                              876,946           912,577
Cost of treasury stock (5,139,684 and 5,312,867 shares)                        70,270            72,868
-------------------------------------------------------------------------------------------------------
                                                                              806,676           839,709
Accumulated other comprehensive income/(loss)                                 (22,527)          (26,283)
-------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                             784,149           813,426
-------------------------------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity                         $ 2,034,842       $ 1,964,275
=======================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Operations
Overseas Shipholding Group, Inc. and Subsidiaries

Dollars in thousands, except per share amounts,
for the year ended December 31,                                            2002              2001                2000
------------------------------------------------------------------------------------------------------------------------
Shipping Revenues -- Note C:
Voyage charter revenues                                               $     69,881       $    285,706       $    268,010
Time and bareboat charter revenues, including vessels operating
   in certain pools                                                        227,402            183,627            199,608
------------------------------------------------------------------------------------------------------------------------
                                                                           297,283            469,333            467,618
Voyage Expenses                                                            (30,558)           (88,315)           (97,537)
------------------------------------------------------------------------------------------------------------------------
Time Charter Equivalent Revenues                                           266,725            381,018            370,081
------------------------------------------------------------------------------------------------------------------------
Ship Operating Expenses:
Vessel expenses                                                             84,617             84,058             81,929
Time and bareboat charter hire expenses -- Notes E and M1                   25,359             43,956             41,326
Depreciation and amortization                                               78,940             69,912             70,138
General and administrative                                                  32,921             41,967             42,622
Restructuring charge -- Note O                                                  --             10,439                 --
------------------------------------------------------------------------------------------------------------------------
Total Ship Operating Expenses                                              221,837            250,332            236,015
------------------------------------------------------------------------------------------------------------------------
Income from Vessel Operations                                               44,888            130,686            134,066
Equity in Income of Joint Ventures -- Note E                                11,407             20,474             11,449
------------------------------------------------------------------------------------------------------------------------
Operating Income                                                            56,295            151,160            145,515
Other Income/(Expense) -- Note P                                           (24,466)            48,320             34,141
------------------------------------------------------------------------------------------------------------------------
                                                                            31,829            199,480            179,656
Interest Expense, net of gain on early extinguishment of debt in
   2000 -- Note I                                                           52,693             45,035             46,667
------------------------------------------------------------------------------------------------------------------------
Income/(Loss) before Federal Income Taxes and Cumulative
   Effect of Change in Accounting Principle                                (20,864)           154,445            132,989
Provision/(Credit) for Federal Income Taxes -- Note J                       (3,244)            53,004             46,750
------------------------------------------------------------------------------------------------------------------------
Income/(Loss) before Cumulative Effect of Change
   in Accounting Principle                                                 (17,620)           101,441             86,239
Cumulative Effect of Change in Accounting Principle,
   net of income taxes of $1,800 -- Note B                                      --                 --              4,152
------------------------------------------------------------------------------------------------------------------------
Net Income/(Loss)                                                     $    (17,620)      $    101,441       $     90,391
========================================================================================================================
Weighted Average Number of Common Shares
   Outstanding -- Note K:
Basic                                                                   34,394,977         34,168,944         33,870,154
Diluted                                                                 34,394,977         34,696,823         34,315,257
Per Share Amounts:
Basic net income/(loss) before cumulative effect of change
   in accounting principle                                            $      (0.51)      $       2.97       $       2.55
Diluted net income/(loss) before cumulative effect of change
   in accounting principle                                            $      (0.51)      $       2.92       $       2.51
Cumulative effect of change in accounting principle                             --                 --       $       0.12
Basic net income/(loss)                                               $      (0.51)      $       2.97       $       2.67
Diluted net income/(loss)                                             $      (0.51)      $       2.92       $       2.63
Cash dividends declared and paid                                      $       0.60       $       0.60       $       0.60

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Overseas Shipholding Group, Inc. and Subsidiaries

In thousands for the year ended December 31,                                   2002            2001           2000
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income/(loss)                                                           $ (17,620)      $ 101,441       $  90,391
Items included in net income/(loss) not affecting cash flows:
  Cumulative effect of change in accounting principle                              --              --          (5,952)
  Depreciation and amortization                                                78,940          69,912          70,138
  Amortization of deferred gain on sale and leaseback                         (13,774)        (13,775)        (17,353)
   Restructuring charge                                                            --          10,439              --
  Deferred compensation relating to stock option grants                         2,262           2,659           1,282
  Unrealized loss on write-down of marketable securities                       42,055              --              --
  Provision for deferred federal income taxes                                   2,759          25,862          35,040
  Equity in results of joint ventures                                          (4,026)         (7,937)         (9,057)
  Other -- net                                                                (13,515)         (6,482)        (10,851)
Items included in net income/(loss) related to investing and financing activities:
  Gain on sale of securities -- net                                            (3,643)        (27,227)         (3,513)
  (Gain)/loss on disposal of other vessels                                        861            (436)        (21,064)
  Gain on early extinguishment of debt                                             --              --            (803)
Changes in operating assets and liabilities:
  Decrease/(increase) in receivables                                          (12,611)         22,281         (23,695)
  Increase/(decrease) in Federal income taxes payable                         (24,500)         18,851           4,105
  Net change in prepaid items, accounts payable and sundry liabilities
     and accrued expenses                                                     (24,015)         (2,563)         (6,626)
---------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                13,173         193,025         102,042
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Purchases of marketable securities                                                 --        (116,969)        (38,968)
Proceeds from sales of marketable securities                                   40,326          96,402          15,148
Expenditures for vessels, including $116,830, $109,960 and $105,037
   related to vessels under construction*                                    (152,640)       (112,012)       (106,858)
Proceeds from disposal of  vessels                                             12,729           1,142           8,148
Investments in and advances to joint ventures                                 (19,756)        (59,845)         (6,845)
Distributions from joint ventures                                               5,661           2,749           7,074
Purchases of other investments                                                 (1,339)           (890)         (3,912)
Proceeds from dispositions of other investments                                 2,150           1,147           6,475
Other -- net                                                                   (1,442)          1,241          (3,096)
---------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                                (114,311)       (187,035)       (122,834)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Issuance of debt*                                                             256,000          41,000          74,000
Payments on debt and obligations under capital leases                        (127,864)        (14,565)        (75,885)
Cash dividends paid                                                           (20,636)        (20,512)        (20,316)
Issuance of common stock upon exercise of stock options                         2,627           4,547           4,795
Other -- net                                                                   (2,301)         (1,985)         (2,748)
---------------------------------------------------------------------------------------------------------------------
      Net cash provided by/(used in) financing activities                     107,826           8,485         (20,154)
---------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                            6,688          14,475         (40,946)
Cash and cash equivalents at beginning of year                                 30,256          15,781          56,727
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                    $  36,944       $  30,256       $  15,781
=====================================================================================================================

* Net of $11,116 (2000) of secured debt in connection with the construction of vessels.

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Overseas Shipholding Group, Inc. and Subsidiaries

                                                                                                          Accumulated
                                                        Paid-in                      Treasury Stock          Other
                                            Common    Additional     Retained    ---------------------   Comprehensive
         Dollars in thousands               Stock       Capital      Earnings     Shares        Amount    Income/(Loss)      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $  39,591    $  96,156    $ 618,453    5,918,462    $ (81,098)    $ (12,044)    $ 661,058
Net Income                                                             90,391                                                90,391
Other Comprehensive Income,
   net of tax:
   Net unrealized holding gains on
     available-for-sale securities*                                                                            11,940        11,940
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                                                        102,331
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared and Paid                                      (20,316)                                              (20,316)
Deferred Compensation Related to
   Options Granted                                         1,282                                                              1,282
Options Exercised and Employee
   Stock Purchase Plan                                       554                  (314,187)       4,241                       4,795
Tax Benefit Related to Options
   Exercised                                               1,017                                                              1,017
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 39,591       99,009      688,528    5,604,275      (76,857)         (104)      750,167
Net Income                                                            101,441                                               101,441
Cumulative Effect of Change in
   Accounting Principle, net of taxes
   of $1,861 -- Note A10                                                                                        3,455         3,455
Other Comprehensive (Loss),
   net of tax:
   Net unrealized holding losses on
     available-for-sale securities*                                                                           (16,341)      (16,341)
   Effect of derivative instruments --
     Note L                                                                                                    (9,469)       (9,469)
   Minimum pension liability                                                                                   (3,824)       (3,824)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                                                         75,262
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared and Paid                                      (20,512)                                              (20,512)
Deferred Compensation Related to
   Options Granted                                         2,659                                                              2,659
Options Exercised and Employee
   Stock Purchase Plan                                       558                  (291,408)       3,989                       4,547
Tax Benefit Related to Options
   Exercised                                               1,303                                                              1,303
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                 39,591      103,529      769,457    5,312,867      (72,868)      (26,283)      813,426
Net Loss                                                              (17,620)                                              (17,620)
Other Comprehensive (Loss),
   net of tax:
   Net unrealized holding gains on
     available-for-sale securities**                                                                           16,777        16,777
   Effect of derivative instruments --
     Note L                                                                                                   (13,880)      (13,880)
   Minimum pension liability                                                                                      859           859
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Loss                                                                                                          (13,864)
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared and Paid                                      (20,636)                                              (20,636)
Deferred Compensation Related to
   Options Granted                                         2,262                                                              2,262
Options Exercised and Employee
   Stock Purchase Plan                                        29                  (173,183)       2,598                       2,627
Tax Benefit Related to Options
   Exercised                                                 334                                                                334
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              $  39,591    $ 106,154    $ 731,201    5,139,684    $ (70,270)    $ (22,527)    $ 784,149
====================================================================================================================================

*     Net of realized gains included in net income of $18,230 (2001) and $3,056
      (2000).

** Net of write-down of marketable securities of $30,976 and realized gains of $2,173 that were included in net loss.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Overseas Shipholding Group, Inc. and Subsidiaries

Note A -- Summary of Significant Accounting Policies:

1. Basis of presentation and description of business - The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a U.S. corporation, and its majority-owned subsidiaries (the "Company" or "OSG"). For the three years ended December 31, 2002, all subsidiaries were wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned joint ventures, in which the Company exercises significant influence, are accounted for by the equity method.

      The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid and dry bulk cargoes in the international market and the U.S. Flag trades.

      The consolidated statements of cash flows for 2001 and 2000 have been reclassified to conform with the 2002 presentation of certain items. The consolidated statement of operations for 2000 has been reclassified to not reflect the gain on early extinguishment of debt as an extraordinary item in accordance with the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (see Note
      I).

2. Cash and cash equivalents - Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

3. Marketable securities - The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss) within shareholders' equity.

      The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Staff Accounting Bulletin No. 59, "Noncurrent Marketable Equity Securities." Accordingly, if a material decline in the fair value below the Company's cost basis is determined to be other-than-temporary, a noncash impairment loss is recorded as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for more than six consecutive months. In the period in which a decline in fair value is determined to be other-than-temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis.

      The classification of investments in marketable securities in the consolidated balance sheets as a current asset reflects management's view with respect to the portfolio's availability for use in current operations.

4. Inventories - Inventories, which consist of fuel, are stated at cost determined on a first-in, first-out basis.

5. Vessels and deferred drydocking expenditures - Vessels include vessels under construction aggregating $126,093,000 and $120,521,000 at December 31, 2002 and 2001, respectively (see Note Q).

      Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis, using a vessel life of 25 years. Each vessel's salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. Accumulated depreciation was $423,344,000 and $434,442,000 at December 31, 2002 and 2001, respectively.

      Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $4,949,000 in 2002, $13,151,000 in 2001 and $15,411,000 in 2000.

      Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. Expenditures for maintenance and repairs are expensed when incurred. Amortization of capitalized drydock expenditures, which is included in depreciation and amortization in the consolidated statements of operations, amounted to $10,369,000 in 2002, $10,268,000 in 2001 and $14,912,000 in 2000. The
      unamortized portion of deferred drydocking expenditures, which is included in other assets in the consolidated balance sheets, was $18,647,000 and $12,202,000 at December 31, 2002 and 2001, respectively.

6. Vessels under capital leases - The Company charters in four U.S. Flag Vessels that it accounts for as capital leases. Amortization of capital leases is computed by the straight-line method over 22 or 25 years, representing the terms of the leases (see Note M1). Accumulated amortization was $89,060,000 and $83,681,000 at December 31, 2002 and 2001, respectively.

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

8. Deferred finance charges - Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Deferred finance charges of $6,826,000 and $7,116,000 are included in other assets at December 31, 2002 and 2001, respectively. Amortization amounted to $1,711,000 in 2002, $1,282,000 in 2001 and $1,149,000 in 2000.

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

      Beginning in 2002, operation of the PDVM/OSG pool, now named Aframax International, changed to be substantially similar to the operations of the Tankers and Dry Bulk Carrier pools. Accordingly, in the first quarter of 2002, Aframax International began reporting results on a time charter equivalent basis in accordance with an agreed-upon formula. For the Company's vessels operating in Aframax International prior to 2002, the Company billed and collected its own revenues and paid its own voyage expenses. Accordingly, prior to 2002, revenues and voyage expenses were reported on a gross basis in the consolidated statements of operations. Settlements between the pool participants were recorded as adjustments of shipping revenues on a one-quarter lag, in accordance with an agreed-upon formula.

      Ship operating expenses exclude voyage expenses. Vessel expenses include crew costs, vessel stores and supplies, lubricating oils, maintenance and repairs, insurance and communication costs.

10. Derivatives - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of an ineffective hedge will be immediately recognized in earnings. The adoption of FAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change, net of taxes, of $3,455,000 being recognized as a gain in other comprehensive income/(loss). The cumulative effect of such accounting change on net income was insignificant.

      The Company uses derivatives to reduce market risks associated with its operations. The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company's debt either from a fixed to a floating rate basis, which swaps are designated and qualify as fair value hedges, or from a floating to a fixed rate, which swaps are designated and qualify as cash flow hedges. The Company uses foreign currency swaps from time-to-time, which swaps are designated and qualify as cash flow hedges, to minimize the effect of foreign exchange rate fluctuations on reported revenues and protect against the reduction in value of forecasted foreign currency cash flows from future charter revenues receivable in currencies other than U.S. dollars. The Company also uses forward freight agreements and fuel swaps from time-to-time in order to reduce its exposure to the spot charter market for specified trade routes by creating synthetic time charters for the terms of the agreements. The forward freight agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates. The forward freight agreements to date have not met the 80% effectiveness threshold required by FAS 133; therefore, they have not been accounted for as effective cash flow hedges. For interest rate swaps, the Company assumes no ineffectiveness since each interest rate swap either meets the conditions required under FAS 133 to apply the short-cut method or the critical terms method in the case of prepayable debt such as borrowings under the Company's long-term revolving credit facilities. Accordingly, no gains or losses have been recorded in income relative to the Company's interest rate swaps. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt. For foreign currency swaps, effectiveness is assessed based on changes in forward rates and, accordingly, there is no hedge ineffectiveness. Any gain or loss realized upon the termination of foreign currency swaps would be recognized as an adjustment of shipping revenues over the remaining term of the related charter.

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

11. Stock-based compensation - As of December 31, 2002, the Company has four stock-based employee compensation plans, which are more fully described in Note K. The Company accounts for those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock. The following table presents the effects on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based compensation.

      In thousands, except per share amounts,
      for the year ended December 31,                            2002               2001                2000
      ---------------------------------------------------------------------------------------------------------
      Net income/(loss), as reported                         $   (17,620)       $   101,441         $    90,391
      Deduct: Total stock-based compensation expense
           determined under fair value based method for
           all awards, net of tax                                   (561)            (1,527)             (1,382)
      ---------------------------------------------------------------------------------------------------------
      Pro forma net income/(loss)                            $   (18,181)       $    99,914         $    89,009
      =========================================================================================================
      Per share amounts:
           Basic - as reported                               $     (0.51)       $      2.97         $      2.67
           Basic - pro forma                                 $     (0.53)       $      2.93         $      2.63

           Diluted - as reported                             $     (0.51)       $      2.92         $      2.63
           Diluted - pro forma                               $     (0.53)       $      2.88         $      2.59

12. Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

13. Newly issued accounting standard - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities. This represents a significant change from current rules, which require consolidation by the entity with voting control and according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance sheet financing. On July 1, 2003, the Company expects to consolidate the SPE ("Alaska Equity Trust") that now owns these vessels and holds the associated bank debt used to purchase them. The SPE's bank debt of approximately $52,100,000 as of December 31, 2002 is secured by the vessels but is otherwise nonrecourse to OSG. In addition, OSG did not issue any repayment or residual-value guaranties. Therefore, OSG is not exposed to any loss as a result of its involvement with Alaska Equity Trust. The Company is currently analyzing the effect that the adoption of FASB Interpretation No. 46 and consolidation of Alaska Equity Trust will have on its consolidated results of operations and financial position, but does not expect such effect to be material to net income.

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

Note C -- Business and Segment Reporting:

The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in both the international market and the U.S. Flag trades through the ownership and operation of a diversified fleet of bulk cargo vessels. The bulk shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Rates in each market segment are determined by a variety of factors affecting the supply and demand for vessels to move cargoes in the trades for which they are suited. Bulk vessels, unlike container and liner vessels, which the Company does not own, are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company charters its vessels to commercial shippers and U.S. and foreign governments and governmental agencies primarily on voyage charters and also on time and bareboat charters, which are longer term (see Note M2).

The Company has five reportable segments: Foreign Flag VLCCs, Aframaxes and Product Carriers, which participate in the international market, and U.S. Flag Crude Tankers and Dry Bulk Carriers, which participate in the U.S. Flag trades. Segment results are evaluated based on income from vessel operations before general and administrative expenses. The Company uses time charter equivalent revenues to analyze fluctuations in revenues between periods and to make decisions regarding the deployment and use of its vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company's consolidated financial statements.

Information about the Company's reportable segments for the three years ended December 31, 2002 follows:

In thousands                                      Foreign Flag                    U.S. Flag
                                        ---------------------------------    -------------------
                                                                  Product     Crude     Dry Bulk
2002                                      VLCCs    Aframaxes     Carriers    Tankers    Carriers     All other        Totals
-----------------------------------------------------------------------------------------------------------------------------
Shipping revenues**                     $ 81,039    $ 71,162     $ 52,020    $ 28,052    $ 24,162     $ 40,848     $  297,283
Time charter equivalent revenues          79,714      71,121       35,053      28,052      12,331       40,454        266,725
Depreciation and amortization             30,033      22,554        9,807          --       3,607       12,939         78,940
Income/(loss) from vessel operations      18,688      27,436       10,560      13,724      (3,426)      10,827         77,809*
Equity in income of joint ventures         3,404         132           --       7,776          --           95         11,407
Gain/(loss) on disposal of vessels            --      (1,549)          --          --         688           --           (861)
Investments in joint ventures at
   December 31, 2002                     149,869      10,590           --       7,813          --           43        168,315
Total assets at December 31, 2002        892,068     488,895       91,287      10,462       5,254      163,575      1,651,541
Expenditures for vessels                  59,269      88,724          113          --         262        4,272        152,640

2001
-----------------------------------------------------------------------------------------------------------------------------
Shipping revenues**                      113,614     160,221       73,992      28,052      37,051       56,403        469,333
Time charter equivalent revenues         112,820     111,293       58,078      28,052      14,872       55,903        381,018
Depreciation and amortization             23,815      20,096        9,486          --       3,439       13,076         69,912
Income/(loss) from vessel operations      64,353      66,718       30,260      14,233      (5,375)      12,903        183,092*
Equity in income of joint ventures         7,161       4,924           --       8,356          --           33         20,474
Gain on disposal of vessels                   --          --           --          --         436           --            436
Investments in joint ventures at
   December 31, 2001                     138,420       4,100           --       7,165          --           90        149,775
Total assets at December 31, 2001        839,001     417,074       99,411      12,630      13,470      157,882      1,539,468
Expenditures for vessels                  40,225      70,878          909          --          --           --        112,012

2000
-----------------------------------------------------------------------------------------------------------------------------
Shipping revenues**                      120,549     132,006       76,655      37,486      47,490       53,432        467,618
Time charter equivalent revenues         118,156      86,101       54,354      37,299      24,734       49,437        370,081
Depreciation and amortization             20,857      18,553        9,402       4,600       3,791       12,935         70,138
Income from vessel operations             74,229      49,233       24,938      12,843       3,015       12,430        176,688*
Equity in income/(loss) of joint
   ventures                                2,736       4,016           --       5,248          --         (551)        11,449
Gain on disposal of vessels                   --       1,353           --      19,711          --           --         21,064
Investments in joint ventures at
   December 31, 2000                      72,703       5,879           --       4,644          --        1,516         84,742
Total assets at December 31, 2000        764,118     374,288      110,666       6,628      28,577      174,163      1,458,440
Expenditures for vessels                  86,126      31,317          174          --         145          212        117,974
=============================================================================================================================

* Segment totals for income/(loss) from vessel operations are before general and administrative expenses and the restructuring charge.

**    Revenues of VLCCs operating in the Tankers pool amounted to $66,757
      (2002), $89,971 (2001) and $88,943 (2000). Beginning in 2002, operation of the PDVM/OSG pool, now named Aframax International, changed to be substantially similar to the operations of the Tankers and Dry Bulk Carrier pools. Accordingly, in the first quarter of 2002, Aframax International began reporting results on a time charter equivalent basis (after reduction for voyage expenses). Prior to 2002, revenues of the Aframaxes were reported on a voyage charter basis, that is, before reduction for voyage expenses that aggregated $48,928 (2001) and $45,905
      (2000). Revenues of $7,243 (2002), $22,436 (2001) and $19,630 (2000) from vessels operating in the Dry Bulk Carrier pool are reported in All other.

      For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31,                                                 2002               2001             2000
------------------------------------------------------------------------------------------------------------------------
Total assets of all segments                                              $1,651,541         $1,539,468       $1,458,440
Corporate cash and securities,
  including Capital Construction Fund                                        296,812            333,185          284,206
Other unallocated amounts                                                     86,489             91,622           81,267
------------------------------------------------------------------------------------------------------------------------
    Consolidated total assets                                             $2,034,842         $1,964,275       $1,823,913
========================================================================================================================

Certain additional information about the Company's operations for the three years ended December 31, 2002 follows:

In thousands                                                             Consolidated       Foreign Flag*      U.S. Flag
------------------------------------------------------------------------------------------------------------------------
2002
Shipping revenues                                                         $  297,283         $  215,626       $   81,657
------------------------------------------------------------------------------------------------------------------------
Vessels and vessels under capital leases
  at December 31, 2002                                                     1,416,774          1,360,027**         56,747
------------------------------------------------------------------------------------------------------------------------
2001
Shipping revenues                                                            469,333            374,414           94,919
------------------------------------------------------------------------------------------------------------------------
Vessels and vessels under capital leases
  at December 31, 2001                                                     1,345,719          1,283,833**         61,886
------------------------------------------------------------------------------------------------------------------------
2000
Shipping revenues                                                            467,618            355,397          112,221
------------------------------------------------------------------------------------------------------------------------
Vessels and vessels under capital leases
  at December 31, 2000                                                     1,293,958          1,224,004**         69,954
========================================================================================================================

*     Principally Marshall Islands as of December 31, 2002.

** Includes vessels under construction of $126,093 (2002), $120,521 (2001) and $260,937 (2000).

See Note J for information relating to taxation of income and undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

Note D -- Assets and Liabilities of Foreign Subsidiaries:

      A condensed summary of the combined assets and liabilities of the Company's foreign subsidiaries, whose operations are principally conducted in U.S. dollars, is as follows:

In thousands at December 31,                                            2002           2001
----------------------------------------------------------------------------------------------
Current assets                                                       $   54,186     $   35,182
Vessels, net                                                          1,337,260      1,259,383
Other assets                                                            165,324        166,238
----------------------------------------------------------------------------------------------
Total Assets                                                         $1,556,770     $1,460,803
==============================================================================================
Current installments of long-term debt, including intercompany
   of $66,800 in 2001                                                $   14,284     $   79,400
Other current liabilities                                                10,461         16,135
----------------------------------------------------------------------------------------------
Total current liabilities                                                24,745         95,535
Long-term debt, deferred credits and other liabilities                  451,881        304,861
Equity                                                                1,080,144      1,060,407
----------------------------------------------------------------------------------------------
Total Liabilities and Equity                                         $1,556,770     $1,460,803
==============================================================================================

Note E -- Bulk Shipping Joint Ventures and Certain Pooling Arrangements:

In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company ("ATC") to manage the vessels carrying Alaskan crude oil for BP. ATC, which is owned 37.5% by OSG, 37.5% by Keystone and 25% by BP, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable, if certain conditions are met, by BP to ATC. In the second quarter of 1999, the charters for five of the Company's U.S. Flag Crude Tankers, which were previously time chartered to BP, were converted to bareboat charters to ATC, with guaranties from BP, to employ the vessels through their OPA 90 retirement dates, ranging from December 2003 through 2006. In August 1999, the Company sold these five vessels and leased them back as part of an off-balance sheet financing that generated $170 million, which was used to reduce long-term debt. The gain on the sale-leaseback transaction was deferred and is being amortized over the leaseback period as a reduction in time and bareboat charter hire expense in the consolidated statements of operations (see Note A13).

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

As of December 31, 2002 and 2001, the unamortized balance of deferred gain on the sale-leaseback transaction was $28,029,000 and $41,803,000, respectively, and was included in other noncurrent liabilities.

Revenue from the bareboat charters of these vessels to ATC is included in time and bareboat charter revenue. The cost of leasing back these vessels is included in time and bareboat charter hire expense. The Company accounts for its 37.5% interest in ATC according to the equity method.

In December 1999, the Company and other leading tanker companies established Tankers to pool their VLCC fleets. Tankers, which commenced operations in February 2000, commercially manages a fleet of more than 40 modern VLCCs. Tankers was formed to meet the global transportation requirements of international oil companies and other major customers. As of December 31, 2002, ten of the Company's VLCCs participate in the Tankers pool. In addition, eight other VLCCs that are owned by joint ventures, as discussed below, participate in the Tankers pool. The Company's one remaining VLCC newbuilding is scheduled to enter the pool upon its delivery. The Company and certain of the other pool members have interests in a chartered-in VLCC, which commenced during the third quarter of 2002, that participates in the Tankers pool. OSG's share of the cost of such charter-in expense was $1,113,000 for 2002.

In March 2000, the Company acquired a 30% interest in a joint venture that purchased a 1993-built VLCC for approximately $37 million, which immediately began participating in the Tankers pool. The vessel's acquisition was financed by the joint venture through long-term bank financing and subordinated partner loans. As of December 31, 2002, the outstanding balance of such subordinated partner loans advanced by the Company was $2,281,000. In connection with the bank financing, the partners have severally issued guaranties aggregating $6,000,000 at December 31, 2002, of which the Company's share was 30%.

In early 2001, the Company formed joint ventures that entered into an agreement whereby companies in which OSG holds a 49.9% interest acquired two 1993-built VLCCs for approximately $103 million. Such acquisitions were financed by the joint ventures through long-term bank financing and subordinated partner loans. As of December 31, 2002, the outstanding balance of such subordinated partner loans advanced by the Company was $22,159,000. In connection with the bank financing, the partners have severally issued guaranties aggregating $15,934,000 at December 31, 2002, of which the Company's share was 49.9%. The amount of these guaranties reduces proportionately as the principal amount of the bank loan is paid down.

In June 2001, the Company agreed to acquire a 33.3% interest in joint ventures formed to purchase six new VLCCs. The number of vessels to be purchased was reduced to five in August 2001. Three vessels were delivered to the joint ventures in the third quarter of 2001. The remaining two were delivered to the joint ventures upon completion of their construction in February and July 2002. The total purchase price for the vessels of $399 million and the joint ventures' then remaining commitments under the construction contracts for two of those vessels were financed by the joint ventures through long-term bank financing and subordinated partner loans. As of December 31, 2002, the outstanding balance of such subordinated partner loans advanced by the Company was $57,660,000. In connection with the bank financings for the five vessels, the partners have severally issued guaranties aggregating approximately $76,492,000 at December 31, 2002, of which the Company's share was 33.3%. The amount of these guaranties reduces proportionately, to a stated minimum amount, as the bank loans are paid down.

During the first quarter of 2000, the Company and other major vessel owners agreed to pool their Capesize Dry Bulk Carriers. The pool currently commercially manages a fleet of more than 30 vessels, including the Company's two Foreign Flag Dry Bulk Carriers. The Company and certain of the other pool members have interests in a number of short-term charters-in that participate in the pool. OSG's share of the cost of such charter-in expense for 2002, 2001 and 2000 was $1,284,000, $14,612,000 and $8,868,000, respectively.

In May 2000, the Company invested $1,500,000 for a 50% interest in a newly formed joint venture that bareboat chartered in a 1992-built Aframax tanker, which was accounted for as a capital lease by the joint venture. In May 2002, such joint venture exercised a purchase option and acquired the vessel. The purchase price of approximately $13,000,000 was financed through capital contributions from the partners. The Company provided certain charter guaranties to its joint venture partner through the May 2002 exercise of the purchase option; daily TCE revenues in excess of an agreed amount were for the Company's benefit through the May 2002 exercise of the purchase option. This Aframax tanker participates in the Aframax International pool.

The Company has a 50% interest in two other joint ventures with a major oil company that own two VLCCs, which are operating on long-term charters, one to OSG (which vessel has been time chartered to the major oil company) and one to such major oil company, and do not participate in the Tankers pool.

A condensed summary of the combined assets and liabilities and results of operations of the joint ventures, follows:

In thousands at December 31,                                                     2002         2001
----------------------------------------------------------------------------------------------------
Current assets                                                                 $102,307     $ 78,338
Vessels, net                                                                    666,214      571,159*
Other assets                                                                     11,034        4,510
----------------------------------------------------------------------------------------------------
Total Assets                                                                   $779,555     $654,007
====================================================================================================

Current installments of long-term debt                                         $ 42,046     $ 33,211
Other current liabilities                                                        53,388       46,828
----------------------------------------------------------------------------------------------------
Total current liabilities                                                        95,434       80,039
Long-term debt                                                                  291,086      244,349
Other liabilities, including subordinated loans of $224,652 and $166,082
   due to the joint venture partners                                            225,177      171,422
Equity (principally undistributed net earnings)                                 167,858      158,197
----------------------------------------------------------------------------------------------------
Total Liabilities and Equity                                                   $779,555     $654,007
====================================================================================================

*     Includes vessels under construction of $38,898.

As of December 31, 2002, the joint ventures in which the Company had interests ranging from 30% to 50% had bank debt of $333,132,000 and subordinated loans payable to all joint venture partners of $224,652,000. The Company's guaranties in connection with the joint ventures' bank financings, which are otherwise nonrecourse to the joint venture partners, aggregated $35,249,000 at December 31, 2002. The amount of these guaranties reduces as the bank loans are paid down. The terms of these guaranties are equal to the terms of the related debt that matures between March 2005 and June 2009.

In thousands for the year ended December 31,               2002          2001               2000
---------------------------------------------------------------------------------------------------
Time charter equivalent revenues                      $   261,217      $  243,288      $    240,054
Ship operating expenses                                   217,936         194,125           210,981
---------------------------------------------------------------------------------------------------
Income from vessel operations                              43,281          49,163            29,073
Other income                                                  639           1,020             1,057
Interest expense*                                         (26,516)        (17,062)           (6,368)
---------------------------------------------------------------------------------------------------
Net income                                            $    17,404      $   33,121      $     23,762
===================================================================================================

* Includes interest on subordinated loans payable to the joint venture partners of $14,488 (2002), $6,063 (2001) and $762 (2000). The Company's
      share of such interest is eliminated in recording the results of the joint ventures by the equity method.

Note F -- Investments in Marketable Securities and Capital Construction Fund:

Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and length of time that the declines had been sustained, management concluded that declines in fair value of certain securities with an aggregate cost basis of $72,521,000, including $9,898,000 attributable to securities in the Capital Construction Fund were other-than-temporary. Accordingly, during the third and fourth quarters of 2002, the Company recorded impairment losses aggregating $42,055,000 related to such marketable securities, including $6,413,000 related to securities held in the Capital Construction Fund, in the accompanying consolidated statement of operations. During the fourth quarter, the Company sold certain of the securities for which a write-down aggregating $14,516,000 had previously been recorded at September 30, 2002, resulting in the recognition of a gain of $3,821,000 (see Note P).

Certain information, which gives effect to the above write-downs, concerning the Company's marketable securities (including securities in the Capital Construction Fund), all of which are accounted for as available-for-sale securities, follows:

                                                                                                   Approximate
                                                                        Gross unrealized         market value and
                                                                 ---------------------------         carrying
In thousands at December 31,                      Cost               Gains            Losses          amount
-----------------------------------------------------------------------------------------------------------------
2002
Capital Construction Fund:
U.S. Treasury securities and
   obligations of U.S. government
   agencies                                   $     8,662        $     567        $       --       $     9,229
Mortgage-backed securities                         44,373              885                 4            45,254
Other debt securities                              14,173              779               165            14,787
-----------------------------------------------------------------------------------------------------------------
Total debt securities                              67,208            2,231               169            69,270
Equity securities                                  41,359            5,869            12,974            34,254
Cash and cash equivalents                         127,548               --                --           127,548
-----------------------------------------------------------------------------------------------------------------
Total Capital Construction Fund               $   236,115        $   8,100        $   13,143       $   231,072
=================================================================================================================
Equity securities included in investments
   in marketable securities                   $    23,244        $   5,884        $      332       $    28,796
=================================================================================================================

At February 24, 2003, the aggregate market quotation of the above marketable securities was approximately $133,300,000 compared with a market value of $132,320,000 as of December 31, 2002.

                                                                                                  Approximate
                                                                      Gross unrealized         market value and
                                                                 -------------------------         carrying
In thousands at December 31,                      Cost             Gains          Losses            amount
---------------------------------------------------------------------------------------------------------------
2001
Capital Construction Fund:
U.S. Treasury securities and
   obligations of U.S. government
   agencies                                    $    9,822        $      21      $       36       $     9,807
Mortgage-backed securities                         34,962              372             183            35,151
Other debt securities                              19,667              287             397            19,557
---------------------------------------------------------------------------------------------------------------
Total debt securities                              64,451              680             616            64,515
Equity securities                                  64,203            2,323           4,046            62,480
Cash and cash equivalents                         105,976               --              --           105,976
---------------------------------------------------------------------------------------------------------------
Total Capital Construction Fund                $  234,630        $   3,003      $    4,662       $   232,971
===============================================================================================================
Equity securities included in investments
   in marketable securities                    $   91,764        $      --      $   21,806       $    69,958
===============================================================================================================

The cost and approximate market value of debt securities held by the Company as of December 31, 2002, by contractual maturity (except for mortgage-backed securities, which do not have a single maturity date), follow:

                                                                                                 Approximate
In thousands                                                                       Cost          market value
---------------------------------------------------------------------------------------------------------------
Due in one year or less                                                         $       820      $       825
Due after one year through five years                                                 3,147            3,247
Due after five years through ten years                                                7,987            8,431
Due after ten years                                                                  10,881           11,513
---------------------------------------------------------------------------------------------------------------
                                                                                     22,835           24,016
Mortgage-backed securities                                                           44,373           45,254
---------------------------------------------------------------------------------------------------------------
                                                                                $    67,208      $    69,270
===============================================================================================================

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

The estimated fair values of the Company's financial instruments, other than derivatives, follow:

                                                         Carrying         Fair       Carrying      Fair
                                                          amount         value        amount       value
In thousands at December 31,                               2002           2002         2001         2001
------------------------------------------------------------------------------------------------------------
Financial assets (liabilities)

Cash and cash equivalents                              $     36,944  $    36,944    $   30,256   $   30,256
Capital Construction Fund -- See Note F                     231,072      231,072       232,971      232,971
Investments in marketable securities                         28,796       28,796        69,958       69,958
Debt, including capital lease obligations                (1,006,110)    (994,645)     (878,693)    (873,126)

As of December 31, 2002, the Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $418,000,000, including 11-year swaps that commence in the third quarter of 2003, pursuant to which it pays, or will pay, fixed rates ranging from 4.6% to 7.1% and receives floating rates based on the London interbank offered rate ("LIBOR") (approximately 1.4% at December 31, 2002). These agreements contain no leverage features and have various maturity dates from February 2003 to August 2014. As of December 31, 2002, the Company has recorded a liability of $30,606,000 related to the fair values of these swaps in other liabilities.

In July 2001, the Company terminated all $60,000,000 of its fixed-to-floating interest rate swaps that were to mature in December 2003. The gain of $1,760,000 realized on such termination is being recognized ratably over the period through December 2003, as an adjustment of interest expense.

Shipping revenues for 2002 have been reduced by $534,000, because of forward freight agreements with a notional value of $8,370,000 that extend to December 2003. The fair value of these agreements, which do not qualify as effective hedges, is recorded as a liability in other liabilities.

Note H -- Sundry Liabilities and Accrued Expenses:

Sundry liabilities and accrued expenses follows:

In thousands at December 31,                        2002               2001
--------------------------------------------------------------------------------
Payroll and benefits                             $     3,851       $     8,147
Restructuring reserve                                    214             2,345
Interest                                               7,659             8,132
Insurance                                              1,582             2,448
Other                                                  9,665            13,808
--------------------------------------------------------------------------------
                                                 $    22,971        $   34,880
================================================================================

Note I -- Debt:

Debt consists of the following:

In thousands at December 31,                                                       2002            2001
---------------------------------------------------------------------------------------------------------
Unsecured revolving credit facilities                                            $536,000        $534,000
8.75% Debentures due 2013, net of unamortized discount of $149
   and $163                                                                        84,826          84,812
8% Notes due 2003, net of unamortized discount of $15 and $32                      70,391          71,124
Floating rate secured Term Loans, due through 2014                                256,000         102,950
Floating rate unsecured Promissory Note, due through 2005                              --          20,450
---------------------------------------------------------------------------------------------------------
                                                                                  947,217         813,336
Less current portion                                                               14,284          17,600
---------------------------------------------------------------------------------------------------------
Long-term portion                                                                $932,933        $795,736
=========================================================================================================

The weighted average effective interest rates for debt outstanding at December 31, 2002 and 2001 are 5.1% and 6.1%, respectively. Such rates take into consideration related interest rate swaps.

In late July and early August 2002, the Company entered into four secured loan agreements aggregating $256,000,000. Seven vessels (three VLCCs and four Aframaxes) were pledged as collateral in connection with such loans. The loans have terms ranging from 10 to 12 years (with an average life of approximately eight years) and currently carry interest rates based on a spread above LIBOR. The interest rate basis applicable to $50,000,000 of such loans will convert to a fixed rate in August 2003. The Company used the proceeds received from these borrowings to pay down existing secured Term Loans and the unsecured Promissory Note with an aggregate outstanding balance of $117,100,000, which loans had significantly shorter remaining terms, and to reduce amounts then outstanding under the Company's revolving credit facilities. The full $256,000,000 had been effectively converted into fixed rate debt for periods up to 12 years by the end of the third quarter of 2002.

In December 2001, the Company concluded a new $300 million, five-year unsecured revolving credit facility (the "2006 Facility"), which was increased to $350 million in January 2002 during syndication. The terms, conditions, and financial covenants are substantially similar to those contained in the existing $350 million revolving credit facility (the "2005 Facility") that runs through April 2005. Borrowings under both the 2006 Facility and the 2005 Facility bear interest at a rate based on LIBOR plus a margin that, with respect to the 2006 Facility, depends in part on the financial leverage of the Company. Borrowings against the Company's $425 million revolving credit facility, which was due to expire in August 2002, were repaid in early 2002 with borrowings from the 2006 Facility and the $425 million revolving credit facility was terminated on February 1, 2002. Accordingly, $107 million outstanding as of December 31, 2001 under the $425 million facility was classified as long-term at such date.

In February 2002, the Company increased its unsecured committed short-term line of credit facility with a bank from $15,000,000 to $45,000,000, of which $17,000,000 was unused as of December 31, 2002. The $5,000,000 outstanding under this facility at December 31, 2001 was reflected as short-term debt in the accompanying consolidated balance sheet.

The Company intends to refinance both the $70,391,000 balance of the 8% Notes, which mature in December 2003, and the $28,000,000 balance outstanding under the short-term line of credit facility as of December 31, 2002, using amounts available under the long-term revolving credit facilities. Accordingly, the aggregate amount of $98,391,000 has been classified as long-term as of December 31, 2002.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements. The most restrictive of these covenants requires the Company to maintain net worth as of December 31, 2002 of approximately $674,000,000 (increasing quarterly by an amount related to net income).

In June 2000, the Company repurchased 8% Notes with an aggregate principal amount of $15,180,000, at a discount of $803,000. Such discount has been reported in the Company's consolidated statement of operations as an offset to interest expense.

As of December 31, 2002, approximately 25.0% of the net book amount of the Company's vessels, representing seven foreign flag vessels, is pledged as collateral under certain debt agreements.

The aggregate annual principal payments required to be made on debt are as follows:

In thousands at December 31, 2002
--------------------------------------------------------------------------------
2003                                                              $       14,284
2004                                                                      14,284
2005                                                                     364,284
2006                                                                     270,676
2007                                                                      14,284
Thereafter                                                               269,405
--------------------------------------------------------------------------------
                                                                   $     947,217
================================================================================

Interest paid amounted to $52,147,000 in 2002, $41,874,000 in 2001 and
$47,387,000 in 2000, excluding capitalized interest. Capitalized interest (see Note A5) decreased in 2002 compared with 2001 and 2000 principally due to vessel deliveries.

Note J -- Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax. Income of foreign shipping companies earned from January 1, 1976 through December 31, 1986 ("Deferred Income") is excluded from U.S. income taxation to the extent that such income is reinvested in foreign shipping operations. Foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. parent. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. If, during any determination period, there is a reduction of qualified investments in foreign shipping operations, Deferred Income, limited to the amount of such reduction, would become subject to tax. The Company believes that it will be reinvesting sufficient amounts in foreign shipping operations so that U.S. income taxes on the undistributed income of its foreign companies accumulated through December 31, 1986 will be postponed indefinitely. U.S. income taxes on the income of its foreign companies accumulated through December 31, 1986 will be provided at such time as it becomes probable that a liability for such taxes will be incurred and the amount thereof can reasonably be estimated. No provision for U.S. income taxes on the income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2002 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations. As of December 31, 2002, such undistributed earnings aggregated approximately $475,000,000, including $114,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $165,000,000. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of December 31, 2002, since it is intended that such undistributed earnings ($3,500,000 at December 31, 2002) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $1,200,000.

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

The significant components of the Company's deferred tax liabilities and assets follow:

In thousands at December 31,                                                       2002              2001
-------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Excess of tax over book depreciation -- net                                     $    93,939        $  83,859
Tax benefits related to the Capital Construction Fund                                70,871           71,738
Costs capitalized and amortized for book, expensed for tax                            8,358            7,869
Other -- net                                                                          7,518            8,070
-------------------------------------------------------------------------------------------------------------
      Total deferred tax liabilities                                                180,686          171,536
-------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Capital leases                                                                          802            1,148
Write-down of marketable securities                                                   7,975               --
Other comprehensive income -- Note L                                                 10,680           11,737
Alternative minimum tax credit carryforwards, which can be carried forward
   indefinitely                                                                      30,565           26,981
-------------------------------------------------------------------------------------------------------------
      Total deferred tax assets                                                      50,022           39,866
Valuation allowance                                                                   3,640               --
-------------------------------------------------------------------------------------------------------------
      Net deferred tax assets                                                        46,382           39,866
-------------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                        134,304          131,670
Current portion of net deferred tax (assets)/liabilities                                100             (500)
-------------------------------------------------------------------------------------------------------------
Long-term portion of net deferred tax liabilities                               $   134,204        $ 132,170
=============================================================================================================

During 2002, the Company established a valuation allowance of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities (see Note F). The valuation allowance was established because the Company believes, based on currently available evidence, that it is more likely than not that the full amount of the deferred tax asset will not be realized through the generation of capital gains in the future. The above valuation allowance has been recorded as a reduction in the federal income tax credit in the accompanying consolidated statement of operations for the year ended December 31, 2002.

The components of income/(loss) before federal income taxes and cumulative effect of change in accounting principle follow:

In thousands for the year ended December 31,                      2002             2001              2000
-------------------------------------------------------------------------------------------------------------
Foreign                                                       $    17,321       $   136,395        $ 117,105
Domestic                                                          (38,185)           18,050           15,884
-------------------------------------------------------------------------------------------------------------
                                                              $   (20,864)      $   154,445        $ 132,989
=============================================================================================================

Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The components of the provision/(credit) for federal income taxes follow:

In thousands for the year ended December 31,                      2002             2001              2000
-------------------------------------------------------------------------------------------------------------
Current                                                       $    (6,003)     $     27,142       $   14,529
Deferred                                                            2,759            25,862           32,221
-------------------------------------------------------------------------------------------------------------
                                                              $    (3,244)     $     53,004       $   46,750
=============================================================================================================

Actual federal income taxes paid amounted to $24,500,000 in 2002 (all of which related to 2001), $6,100,000 in 2001 ($3,100,000 of which related to 2000) and
$9,850,000 in 2000 ($950,000 of which related to 1999).

Reconciliations of the actual federal income tax rate attributable to pretax income/(loss) before cumulative effect of change in accounting principle and the U.S. statutory income tax rate follow:

For the year ended December 31,                                     2002              2001              2000
-------------------------------------------------------------------------------------------------------------
Actual federal income tax provision/(credit) rate                  (15.6%)             34.3%            35.2%
Adjustments due to:
   Dividends received deduction                                      1.0%               0.1%             0.1%
   Income/(loss) not subject to U.S. income taxes                   (4.4%)              0.7%             0.7%
   Other                                                             1.4%              (0.1%)           (1.0%)
Valuation allowance                                                (17.4%)               --               --
-------------------------------------------------------------------------------------------------------------
U.S. statutory income tax provision/(credit) rate                  (35.0%)             35.0%            35.0%
=============================================================================================================

Note K -- Capital Stock and Stock Compensation:

In September 2002, the Company's Board of Directors ("Board") authorized the repurchase of up to 3,000,000 shares of the Company's common stock from time-to-time in the open market. Such purchases will be made at the Company's discretion and take into account such factors as price and prevailing market conditions. As of December 31, 2002, there have been no purchases under this program.

The Company has granted options under its 1989 nonqualified stock option plan, as amended, at $14.00 per share (the market price at date of grant). Options covering 100,000 shares are outstanding and remain exercisable until October 2003.

The Company has granted options under its 1990 nonqualified stock option plan, as amended at exercise prices ranging from $14.00 to $19.50 per share (the market prices at the dates of grant). Options covering 128,600 shares are outstanding and remain exercisable over various periods that end between 2003 and 2005.

The Company's 1998 stock option plan, as amended, provides for options for up to 2,800,000 shares to be granted at exercise prices of at least market value at the date of grant. Options granted vest and become exercisable over a three-year period and expire ten years from the date of grant. Options covering 1,422,076 shares are outstanding with exercise prices ranging from $12.50 to $16.00 per share (the market prices at dates of grant). Options covering 854,460 shares are available for grant under the 1998 stock option plan as of December 31, 2002.

The 1999 non-employee director (as defined) stock option plan, makes available up to 150,000 shares of the Company's stock. The plan provides for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vest and become exercisable over a three-year period; annual options vest and become exercisable one year from the date of the grant. All options expire ten years from the date of grant. Options covering 89,000 shares are outstanding with exercise prices ranging from $13.31 to $29.67 per share (the market prices at dates of grant). Options covering

46,000 shares are available for grant under the 1999 non-employee director stock option plan as of December 31, 2002.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 1999                              1,796,086
Granted                                                                 722,000
Forfeited                                                               (25,236)
Exercised ($13.31 to $16.00 per share)                                 (308,821)
--------------------------------------------------------------------------------
Options Outstanding at December 31, 2000                              2,184,029
Granted                                                                   9,000
Forfeited                                                               (22,814)
Exercised ($13.81 to $16.00 per share)                                 (276,726)
--------------------------------------------------------------------------------
Options Outstanding at December 31, 2001                              1,893,489
Granted                                                                   8,000
Forfeited                                                                (2,297)
Exercised  ($13.31 to $16.00 per share)                                (159,516)
--------------------------------------------------------------------------------
Options Outstanding at December 31, 2002                              1,739,676
================================================================================
Options Exercisable at December 31, 2002                              1,482,023
================================================================================

The weighted average remaining contractual life of the outstanding stock options at December 31, 2002 was 6.1 years. The weighted average exercise price of the stock options outstanding at December 31, 2002 was $14.24.

The Company follows APB 25 and related interpretations in accounting for its stock options. For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123, for grants made subsequent to 1994, the fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000: risk free interest rates of 5.1%, 4.2% and 5.0%, dividend yields of 2.9%, 2.0% and 4.1%, expected stock price volatility factors of .36, .45 and .37, and expected lives of 6.0, 7.7 and
7.7 years. The weighted average grant-date fair values of options granted in 2002, 2001 and 2000 were $6.50, $12.71 and $4.41, respectively.

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

Diluted net income/(loss) per share gives effect to the aforementioned stock options. Such options have not been included in the computation of diluted net
(loss) per share for 2002 since their effect thereon would be antidilutive.

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

Note L -- Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, follow:

In thousands at December 31,                                                       2002              2001
-------------------------------------------------------------------------------------------------------------
Unrealized gains/(losses) on available-for-sale securities                      $       332      $   (16,445)
Unrealized losses on derivative instruments                                         (19,894)          (6,014)
Minimum pension liability                                                            (2,965)          (3,824)
-------------------------------------------------------------------------------------------------------------
                                                                                $   (22,527)     $   (26,283)
=============================================================================================================

At December 31, 2002, the Company expects to reclassify $8,192,000 of net losses on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt.

The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

In thousands for the year ended  December 31,                                      2002              2001
-------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle -- Note A10                 $        --      $     3,455
Reclassification adjustments for (gains)/losses included in net income, net:
      Interest expense                                                                8,765            3,129
      Shipping revenues                                                                (595)          (1,670)
      Other income*                                                                      --           (2,902)
Change in unrealized loss on derivative instruments                                 (22,050)          (8,026)
-------------------------------------------------------------------------------------------------------------
                                                                                $   (13,880)     $    (6,014)
=============================================================================================================

* This amount was included in other income in the first quarter of 2001 and relates to a foreign currency swap reclassified upon receipt of notice that the charter extension to which such swap applied would not be exercised.

The income tax expense/(benefit) allocated to each component of other comprehensive income/(loss) follows:

In thousands for the year ended December 31,                     2002              2001              2000
-------------------------------------------------------------------------------------------------------------
Unrealized gains/(losses) on available-for-sale securities     $  (2,711)       $   2,871        $     7,945
Unrealized losses on derivative instruments                      (11,873)          (2,461)                --
Minimum pension liability                                            150           (2,059)                --
Reclassification adjustments included in net income/(loss):
    Write-down of marketable securities                           11,079               --                 --
    Gains on sale of securities                                   (1,170)          (9,816)            (1,645)
    (Gains)/losses on derivative instruments                       4,399             (777)                --
-------------------------------------------------------------------------------------------------------------
                                                               $    (126)        $(12,242)       $     6,300
=============================================================================================================

Note M -- Leases:

1.    Charters-in:

      The future minimum commitments under charters-in are as follows:

      In thousands at December 31, 2002                     Capital    Operating
      --------------------------------------------------------------------------
      2003                                               $   12,751   $   39,529
      2004                                                    9,313       29,246
      2005                                                    9,692       17,054
      2006                                                    9,692        1,064
      2007                                                    9,692           --
      Thereafter                                             36,369           --
      --------------------------------------------------------------------------
      Net minimum lease payments                             87,509       86,893
      Less amount representing interest                      28,616           --
      --------------------------------------------------------------------------
      Present value of net minimum lease payments        $   58,893   $   86,893
      ==========================================================================

      As of December 31, 2002, the Company participates in the charter-in of three vessels (two Capesize Dry Bulk Carriers at an average rate of $11,500 per day and one VLCC at an average rate of $23,700 per day), which are commercially managed by pools in which the Company participates. As of December 31, 2002, these charters-in, which principally commenced during the third quarter of 2002, have remaining terms ranging from six months for one of the Dry Bulk Carriers to 31 months for the VLCC. The Company's share of such charter-in obligations as of December 31, 2002, which amounts are included in the above table, are $4,191,000 (2003), $3,712,000
      (2004) and $1,995,000 (2005).

      The total rental expense for charters accounted for as operating leases amounted to $25,391,000 in 2002 (including the $2,397,000 referred to in Note E), $51,904,000 in 2001 (including the $14,612,000 referred to in Note E) and $51,053,000 in 2000 (including the $8,868,000 referred to in Note E).

      Included in rental expense during 2002, 2001 and 2000 is $8,399,000, $7,889,000 and $7,366,000, respectively, for the charter-in of a VLCC from a 50% owned joint venture.

2.    Charters-out:

      The future minimum revenue expected to be received on noncancelable time charters and bareboat charters are as follows:

      In thousands at December 31, 2002
      --------------------------------------------------------------------------
      2003                                                            $   85,567
      2004                                                                63,601
      2005                                                                23,334
      2006                                                                 7,775
      2007                                                                 4,099
      --------------------------------------------------------------------------
      Net minimum lease payments                                      $  184,376
      ==========================================================================

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

      Included in shipping revenue during 2002, 2001 and 2000 is $28,052,000, $28,052,000 and $37,486,000, respectively, received from the bareboat charter-out of four (five prior to October 2000) U.S. Flag Crude Tankers to ATC, a 37.5% owned joint venture.

Note N -- Pension and Other Postretirement Benefit Plans:

The Company is the sponsor of a noncontributory defined benefit pension plan covering substantially all of its domestic shore-based employees. Retirement benefits are based primarily on years of service and compensation earned during the last years of employment. The Company's policy is to fund pension costs as accrued, but not in excess of amounts allowable under income tax regulations. The Company has an unfunded, nonqualified supplemental pension plan covering certain employees, which provides for additional benefits, primarily those benefits that would otherwise have been payable to such employees under the Company's pension plan in the absence of limitations imposed by income tax regulations. The accrued benefit liabilities for this supplemental plan were $16,200,000 and $15,513,000 at December 31, 2002 and 2001, respectively, and have been reflected in the accrued benefit costs shown in the table below.

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

Certain information as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 with respect to the above domestic plans follows:

                                                            Pension benefits               Other benefits
                                                        -------------------------    -------------------------
In thousands                                               2002            2001        2002             2001
--------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                 $ 43,152         $ 33,273    $  3,872         $  4,793
Cost of benefits earned (service cost)                     1,803            1,053          55               69
Interest cost on benefit obligation                        2,715            2,993         276              318
Plan participants' contributions                              --               --          74               75
Amendments and changes in prescribed interest
   rates                                                   2,454            1,012         152           (2,920)
Actuarial (gains)/losses                                  (1,879)           6,213        (229)           1,711
Benefits paid                                             (8,842)          (3,882)       (370)            (459)
Terminations, curtailments, settlements and other
   similar events                                         (1,414)           2,490          --              285
---------------------------------------------------------------------------------------------------------------
   Benefit obligation at December 31                      37,989           43,152       3,830            3,872
---------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year            38,777           36,976          --               --
Actual return on plan assets                              (4,110)           5,617          --               --
Benefits paid                                             (8,299)          (3,816)         --               --
Terminations, curtailments, settlements and other
   similar events                                         (3,450)              --          --               --
---------------------------------------------------------------------------------------------------------------
   Fair value of plan assets at December 31               22,918           38,777          --               --
---------------------------------------------------------------------------------------------------------------
Funded status at December 31 (unfunded)                  (15,071)          (4,375)     (3,830)          (3,872)
Unrecognized prior-service costs                             687              405      (1,259)          (1,414)
Unrecognized net actuarial loss                           11,786            3,645         320              399
Unrecognized transition obligation                            --               --         208              228
Additional minimum liability                              (5,162)          (6,352)         --               --
---------------------------------------------------------------------------------------------------------------
Accrued benefit cost at December 31                     $ (7,760)        $ (6,677)   $ (4,561)        $ (4,659)
===============================================================================================================

The unfunded status of the pension benefits in the preceding table is attributable to the nonqualified supplemental pension plan disclosed above. The Company's defined benefit pension plan is overfunded as of December 31, 2002.

                                                             Pension benefits                       Other benefits
In thousands for the year ended                    ---------------------------------      ----------------------------------
December 31,                                        2002         2001          2000        2002        2001          2000
----------------------------------------------------------------------------------------------------------------------------
Components of expense:
Cost of benefits earned                            $ 1,803      $ 1,053      $   908      $    55      $    69      $   135
Interest cost on benefit obligation                  2,715        2,993        2,361          276          318          324
Expected return on plan assets                      (2,477)      (3,466)      (3,314)          --           --           --
Amortization of prior-service costs                    456          656          757         (154)        (128)           7
Amortization of transition obligation                   --           --         (261)          20           48          176
Recognized net actuarial loss                          297          447           23            2           36          (52)
----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                            2,794        1,683          474          199          343          590
(Gain)/loss on terminations, curtailments,
   settlements and other similar events             (1,090)       1,815           --           --        1,535           --
----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost after
   terminations, curtailments, settlements
   and other similar events                        $ 1,704      $ 3,498      $   474      $   199      $ 1,878      $   590
=============================================================================================================================

The 2001 loss on terminations, curtailments and settlements and other similar events has been included in the restructuring charge.

The weighted average discount rate and assumed rate of future compensation increases used in determining the benefit obligation at December 31, 2002 were 7.4% and 4%, respectively. The expected long-term return on plan assets was 8.75%. The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is 4%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands                                                         1% increase        1% decrease
--------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components in 2002      $       23        $    (19)
Effect on postretirement benefit obligation as of
   December 31, 2002                                                 $      197        $   (175)

The Company also has a 401(k) employee savings plan covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Employer matching contributions to the plan are at the discretion of the Company.

Certain subsidiaries make contributions to union-sponsored multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to domestic multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 2002. Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2002.

Note O -- Restructuring Charge:

In the first quarter of 2001, the Company completed a review of its ship management and administrative functions and adopted a plan to transfer a major portion of such functions to its subsidiary in Newcastle, United Kingdom, resulting in New York headquarters staff reductions numbering approximately 100 persons. In connection with such staff reductions, the Company recorded a restructuring charge of $10,439,000. The charge includes $8,869,000 related to employee termination and severance costs associated with the reduction in workforce and $1,570,000 for the disposal of certain assets. The restructuring has been completed. The liability for severance costs of $214,000 as of December 31, 2002 will be sufficient to cover the remaining severance payments.

Note P -- Other Income/(Expense):

Other income/(expense) consists of:

In thousands for the year ended December 31,                 2002         2001         2000
----------------------------------------------------------------------------------------------
Investment income:
   Interest                                                $  6,613     $  9,789     $  9,766
   Dividends                                                  2,402        6,004        1,280
   Realized gain on sale of securities -- net (based on
      first-in, first-out method)                             3,643       27,227        3,513
   Write-down of marketable securities -- See Note F        (42,055)          --           --
   Foreign currency exchange gain/(loss)                      5,324          (49)          --
----------------------------------------------------------------------------------------------
                                                            (24,073)      42,971       14,559
Gain/(loss) on disposal of vessels -- net                      (861)         436       21,064
Gain on derivative transactions                                 325        4,465           --
Miscellaneous -- net                                            143          448       (1,482)
----------------------------------------------------------------------------------------------
                                                           $(24,466)    $ 48,320     $ 34,141
==============================================================================================

Gains on sale of securities are net of realized losses of $14,869,000 (2002), $5,665,000 (2001) and $18,805,000 (2000). Gains on sale of securities for 2002 include $3,821,000 recognized in the fourth quarter attributable to securities that were written down as of September 30, 2002, in accordance with the provisions of FAS 115 (see Note F).

Note Q -- Commitments:

In July 2002, the Company prepaid approximately $47,600,000 of vessel construction costs to realize the benefit of a contractually-provided discount of $4,400,000 on what had been a $52,000,000 commitment. As of December 31, 2002, the Company had remaining commitments of $30,100,000 on non-cancelable contracts for the construction of three double-hulled Foreign Flag tankers (one VLCC and two Aframaxes), scheduled for delivery between February 2003 and January 2004. Unpaid costs, which are net of $118,500,000 of progress payments and prepayments, will be funded in 2003. The progress payments and prepayments are covered by refundment guaranties.

Note R -- 2002 and 2001 Quarterly Results of Operations (Unaudited):

Results of Operations for Quarter Ended
(in thousands, except per share amounts)               March 31,      June 30,     Sept. 30,     Dec. 31,
---------------------------------------------------------------------------------------------------------
2002
Shipping revenues                                      $ 73,495      $ 70,745      $ 68,955      $ 84,088
Income from vessel operations                             9,535         8,134         8,088        19,131
Gain/(loss) on disposal of vessels -- net                    --           688        (1,549)           --
Net income/(loss)                                      $    744      $  3,670      $(29,661)     $  7,627
---------------------------------------------------------------------------------------------------------
Basic and diluted net income/(loss) per share          $   0.02      $   0.11      $  (0.86)     $   0.22
=========================================================================================================
2001
Shipping revenues                                      $149,739      $129,127      $ 97,435      $ 93,032
Income from vessel operations                            57,497        47,348        16,900         8,941
Gain on disposal of vessels -- net                           --           436            --            --
Net income                                             $ 40,363      $ 42,711      $ 11,162      $  7,205
---------------------------------------------------------------------------------------------------------
Basic net income per share                             $   1.19      $   1.25      $   0.33      $   0.21
Diluted net income per share                           $   1.17      $   1.23      $   0.32      $   0.21
=========================================================================================================

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders
Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, in 2000 the Company changed its method of accounting for net voyage revenues for vessels operating on voyage charters.


                                                         /s/ Ernst & Young LLP

New York, New York
February 24, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See Item 13 below. Information with respect to executive officers of the Company is included at the end of Part I.

ITEM 11. EXECUTIVE COMPENSATION

      See Item 13 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table provides information as of December 31, 2002 with respect to the Company's equity (stock) compensation plans, all of which have been approved by the Company's shareholders:

                                                                                           Number of securities
                                                                                         remaining available for
                                Number of securities to     Weighted-average exercise     future issuance under
                                be issued upon exercise       price of outstanding      equity compensation plans
                                of outstanding options,       options, warrants and       (excluding securities
                                  warrants and rights                rights              reflected in column (a))
        Plan Category                     (a)                          (b)                          (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders           1,739,676                     $14.24                      900,460
===================================================================================================================

      See also Item 13 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Except for the table in Item 12 above, the information called for under Items 10, 11, 12 and 13 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2003 Annual Meeting of Shareholders.

ITEM 14. CONTROLS AND PROCEDURES

      As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures were effective as of December 31, 2002 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) The following consolidated financial statements of the Company are filed in response to Item 8.

                    Consolidated Balance Sheets at December 31, 2002 and 2001.

                    Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

                    Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

                    Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.

                    Notes to Consolidated Financial Statements.

                    Report of Independent Auditors.

      (a)(2) Schedules of the Company have been omitted since they are not applicable or are not required.

      (a)(3)        The following exhibits are included in response to Item
                    15(c):

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

      4(d) Credit Agreement dated December 12, 2001 among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4(d) to the registrant's Annual Report on Form 10-K for 2001 and incorporated herein by reference).

      4(e) Amendment dated January 22, 2002 to the Credit Agreement listed at Exhibit 4(d) (filed as Exhibit 4(e) to the registrant's Annual Report on Form 10-K for 2001 and incorporated herein by reference).

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

      *10(iii)(a)** Basic Supplemental Executive Retirement Plan of the
                    registrant, as amended and restated effective as of January 1, 2002.

      *10(iii)(b)** Supplemental Executive Retirement Plan Plus of the
                    registrant, as amended and restated effective as of January 1, 2002.

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

      *10(iii)(i)** Agreement dated January 24, 2003 with an executive officer.

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

      *10(iii)(o)   Form of Amendment to the agreements listed as Exhibits
                    10(iii)(c) and 10(iii)(d) hereto (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

      *10(iii)(p)   Form of Amendment to the agreements listed as Exhibits
                    10(iii)(e), 10(iii)(f) and 10(iii)(h) hereto (filed as
                    Exhibit 10.2 to the registrant's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

      *10(iii)(q)   Form of Amendment to the agreements listed as Exhibits
                    10(iii)(c), 10(iii)(d), 10(iii)(e), 10(iii)(f) and
                    10(iii)(h) (filed as Exhibit 10 to the registrant's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2002 and incorporated herein by reference).

      *10(iii)(r)** Amendment Number One effective as of January 1, 2003 to the
                    Basic Supplemental Executive Retirement Plan of the registrant, as amended and restated effective as of January 1, 2002.

      *10(iii)(s)** Amendment Number One effective as of January 1, 2003 to the
                    Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002.

      **13 Such portions of the Annual Report to shareholders for 2002 as are expressly incorporated herein by reference.

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

Date: February 28, 2003

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

               Name                                     Date

/s/ Morton P. Hyman                                     February 28, 2003
----------------------------------
Morton P. Hyman, Principal
Executive Officer and Director

/s/ Myles R. Itkin                                      February 28, 2003
----------------------------------
Myles R. Itkin, Principal
Financial Officer and
Principal Accounting Officer

/s/ Alan R. Batkin                                      February 28, 2003
----------------------------------
Alan R. Batkin, Director

/s/ Thomas B. Coleman                                   February 28, 2003
----------------------------------
Thomas B. Coleman, Director

/s/ Robert N. Cowen                                     February 28, 2003
----------------------------------
Robert N. Cowen, Director

/s/ Charles Fribourg                                    February 28, 2003
----------------------------------
Charles Fribourg, Director

/s/ William L. Frost                                    February 28, 2003
----------------------------------
William L. Frost, Director

              Name                                     Date

/s/ Stanley Komaroff                                   February 28, 2003
----------------------------------
Stanley Komaroff, Director

/s/ Solomon N. Merkin                                  February 28, 2003
----------------------------------
Solomon N. Merkin, Director

/s/ Joel I. Picket                                     February 28, 2003
----------------------------------
Joel I. Picket, Director

/s/ Ariel Recanati                                     February 28, 2003
----------------------------------
Ariel Recanati, Director

/s/ Oudi Recanati                                      February 28, 2003
----------------------------------
Oudi Recanati, Director

/s/ Michael J. Zimmerman                               February 28, 2003
----------------------------------
Michael J. Zimmerman, Director

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Morton P. Hyman, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Overseas Shipholding Group, Inc.

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 28, 2003                          /s/ Morton P. Hyman
                                                 -------------------------------
                                                 Morton P. Hyman
                                                 Chief Executive Officer

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Myles R. Itkin, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Overseas Shipholding Group, Inc.

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 28, 2003                           /s/ Myles R. Itkin
                                                  ------------------------------
                                                  Myles R. Itkin
                                                  Chief Financial Officer

                      CERTIFICATION OF THE CHIEF EXECUTIVE

                       OFFICER AND CHIEF FINANCIAL OFFICER

Each of the undersigned, the Chief Executive Officer and the Chief Financial Officer of Overseas Shipholding Group, Inc. (the "Company"), hereby certifies, to the best of his knowledge and belief, that the Form 10-K of the Company for the annual period ended December 31, 2002 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.


Date: February 28, 2003                           /s/ Morton P. Hyman
                                                  ------------------------------
                                                  Morton P. Hyman
                                                  Chief Executive Officer


Date: February 28, 2003                           /s/ Myles R. Itkin
                                                  ------------------------------
                                                  Myles R. Itkin
                                                  Chief Financial Officer

                                  Exhibit Index

      (a)(1) The following consolidated financial statements of the Company are filed in response to Item 8.

                    Consolidated Balance Sheets at December 31, 2002 and 2001.

                    Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

                    Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

                    Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.

                    Notes to Consolidated Financial Statements.

                    Report of Independent Auditors.

      (a)(2) Schedules of the Company have been omitted since they are not applicable or are not required.

      (a)(3)        The following exhibits are included in response to Item
                    15(c):

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

      4(d) Credit Agreement dated December 12, 2001 among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4(d) to the registrant's Annual Report on Form 10-K for 2001 and incorporated herein by reference).

      4(e) Amendment dated January 22, 2002 to the Credit Agreement listed at Exhibit 4(d) (filed as Exhibit 4(e) to the registrant's Annual Report on Form 10-K for 2001 and incorporated herein by reference).

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

      *10(iii)(a)** Basic Supplemental Executive Retirement Plan of the
                    registrant, as amended and restated effective as of January 1, 2002.

      *10(iii)(b)** Supplemental Executive Retirement Plan Plus of the
                    registrant, as amended and restated effective January 1, 2002.

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

      *10(iii)(i)** Agreement dated January 24, 2003 with an executive officer.

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

      *10(iii)(o)   Form of Amendment to the agreements listed as Exhibits
                    10(iii)(c) and 10(iii)(d) hereto (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

      *10(iii)(p)   Form of Amendment to the agreements listed as Exhibits
                    10(iii)(e), 10(iii)(f) and 10(iii)(h) hereto (filed as
                    Exhibit 10.2 to the registrant's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

      *10(iii)(q)   Form of Amendment to the agreements listed as Exhibits
                    10(iii)(c), 10(iii)(d), 10(iii)(e), 10(iii)(f) and
                    10(iii)(h) hereto (filed as exhibit 10 to the registrant's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2002 and incorporated herein by reference).

      *10(iii)(r)** Amendment Number One effective as of January 1, 2003 to the
                    Basic Supplemental Executive Retirement Plan of the registrant, as amended and restated effective as of January 1, 2002.

      *10(iii)(s)** Amendment Number One effective as of January 1, 2003 to the
                    Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002.

      **13 Such portions of the Annual Report to shareholders for 2002 as are expressly incorporated herein by reference.

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