Form 10-Q
period 2003-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2003-05-13
CIK 75208

Form 10-Q
                                                                          Page 1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Common Shares outstanding as of May 12, 2003 - 34,502,848

                                                                       Form 10-Q
                                                                          Page 2


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                                                        MARCH 31,         DECEMBER 31,
                                                                           2003               2002
                                                                        ----------        ------------
                                                                        (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents                                               $   32,744        $   36,944
Investments in marketable securities - Note F                               12,446            28,796
Voyage receivables, including unbilled of $44,380 and $35,637               49,309            38,755
Other receivables, including federal income taxes recoverable of
   $5,888 and $6,098                                                        13,195            12,777
Inventories and prepaid expenses                                            10,168             6,115
                                                                        ----------        ----------
       Total Current Assets                                                117,862           123,387

Capital Construction Fund - Note F                                         232,082           231,072
Vessels, at cost, less accumulated depreciation of $410,297
   and $423,344 - Note H                                                 1,362,927         1,383,744
Vessels under Capital Leases, less accumulated amortization of
   $90,404 and $89,060                                                      31,686            33,030
Vessel Held for Sale - Note K                                               10,166                --
Investments in Joint Ventures - Note E                                     165,538           168,315
Other Assets                                                                99,285            95,294
                                                                        ----------        ----------
       Total Assets                                                     $2,019,546        $2,034,842
                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and sundry liabilities and accrued expenses            $   29,217        $   25,172
Federal income taxes                                                         8,813                --
Short-term debt and current installments of long-term debt                  14,284            14,284
Current obligations under capital leases                                     6,897             6,791
                                                                        ----------        ----------
       Total Current Liabilities                                            59,211            46,247

Long-term Debt - Note H                                                    859,613           932,933
Obligations under Capital Leases                                            51,101            52,102
Deferred Federal Income Taxes ($142,171 and $134,204), Deferred
   Credits and Other Liabilities - Notes G and I                           224,254           219,411

Shareholders' Equity - Notes I and J                                       825,367           784,149
                                                                        ----------        ----------
       Total Liabilities and Shareholders' Equity                       $2,019,546        $2,034,842
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

                                                                       THREE MONTHS ENDED
                                                                -----------------------------------
                                                                MARCH 31, 2003       MARCH 31, 2002
                                                                --------------       --------------
Shipping Revenues - Note C:
Time and bareboat charter revenues, including vessels
   operating in pools, and $7,013 in each period received
   from a 37.5% owned joint venture                              $    110,855         $     52,196
Voyage charter revenues                                                16,030               21,299
                                                                 ------------         ------------
                                                                      126,885               73,495
Voyage expenses                                                        (5,755)              (9,616)
                                                                 ------------         ------------
Time Charter Equivalent Revenues                                      121,130               63,879
                                                                 ------------         ------------
Ship Operating Expenses:
Vessel expenses                                                        20,758               21,291
Time and bareboat charter hire expenses, including $1,402
   and $2,366 paid to a 50% owned joint venture                         6,812                6,347
Depreciation and amortization                                          20,448               18,860
General and administrative                                             11,045                7,846
                                                                 ------------         ------------
Total Ship Operating Expenses                                          59,063               54,344
                                                                 ------------         ------------

Income from Vessel Operations                                          62,067                9,535
Equity in Income of Joint Ventures - Note E                            12,015                1,945
                                                                 ------------         ------------
Operating Income                                                       74,082               11,480
Other Income/(Expense) - Note K                                          (686)               2,535
                                                                 ------------         ------------
                                                                       73,396               14,015

Interest Expense                                                       13,150               12,946
                                                                 ------------         ------------

Income before Federal Income Taxes                                     60,246                1,069
Provision for Federal Income Taxes - Note I                            16,011                  325
                                                                 ------------         ------------
Net Income                                                       $     44,235         $        744
                                                                 ============         ============

Weighted Average Number of Common Shares
   Outstanding - Note L:
   Basic                                                           34,456,688           34,312,712
   Diluted                                                         34,676,905           34,603,835

Per Share Amounts
   Basic net income                                              $       1.28         $       0.02
   Diluted net income                                            $       1.28         $       0.02
   Cash dividends declared                                       $       0.15         $       0.15

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                              ----------------------------------
                                                              MARCH 31, 2003      MARCH 31, 2002
                                                              --------------      --------------
Net cash provided by/(used in) operating activities            $     62,429         $    (8,723)
                                                               ------------         -----------

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities                         17,346              29,587
Expenditures for vessels, including $15,584 and $22,700
   related to vessels under construction                            (15,627)            (23,390)
Proceeds from disposal of vessels                                    10,216                  --
Investments in and advances to joint ventures                        (1,110)             (4,451)
Distributions from joint ventures                                     6,612               5,087
Other - net                                                            (368)              1,271
                                                               ------------         -----------
Net cash provided by investing activities                            17,069               8,104
                                                               ------------         -----------

Cash Flows from Financing Activities:
Issuance of long-term debt, net of issuance costs                   194,877                  --
Payments on debt and obligations under capital leases              (274,038)            (11,777)
Cash dividends paid                                                  (5,168)             (5,147)
Issuance of common stock upon exercise of stock options                 295               1,436
Other - net                                                             336              (1,148)
                                                               ------------         -----------
Net cash (used in) financing activities                             (83,698)            (16,636)
                                                               ------------         -----------

Net decrease in cash and cash equivalents                            (4,200)            (17,255)
Cash and cash equivalents at beginning of period                     36,944              30,256
                                                               ------------         -----------
Cash and cash equivalents at end of period                     $     32,744         $    13,001
                                                               ============         ===========

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

                                                                                                         Accumulated
                                                   Paid-in                        Treasury Stock            Other
                                      Common     Additional     Retained      -----------------------   Comprehensive
                                      Stock*       Capital      Earnings       Shares        Amount     Income/(Loss)**     Total
                                    ---------    ----------    ----------     ---------    ----------   ---------------   ---------
Balance at January 1, 2003          $  39,591    $  106,154    $  731,201     5,139,684    $  (70,270)     $  (22,527)    $ 784,149
                                                                                                                          ---------
Net Income                                                         44,235                                                    44,235
Net Unrealized Holding Gains on
  Available-For-Sale Securities                                                                                 2,290         2,290
Effect of Derivative Instruments                                                                                 (668)         (668)
                                                                                                                          ---------
Comprehensive Income                                                                                                         45,857
                                                                                                                          ---------
Cash Dividends Declared                                            (5,168)                                                   (5,168)
Deferred Compensation Related to
  Options Granted                                       226                                                                     226
Options Exercised and Employee
  Stock Purchase Plan                                    (7)                    (20,106)          302                           295
Tax Benefit Related to Options
  Exercised                                               8                                                                       8
                                    ---------    ----------    ----------     ---------    ----------      ----------     ---------
Balance at March 31, 2003           $  39,591    $  106,381    $  770,268     5,119,578    $  (69,968)     $  (20,905)    $ 825,367
                                    =========    ==========    ==========     =========    ==========      ==========     =========

Balance at January 1, 2002          $  39,591    $  103,529    $  769,457     5,312,867    $  (72,868)     $  (26,283)    $ 813,426
                                                                                                                          ---------
Net Income                                                            744                                                       744
Net Unrealized Holding Gains on
  Available-For-Sale Securities                                                                                 8,559         8,559
Effect of Derivative Instruments                                                                                2,613         2,613
Minimum Pension Liability                                                                                         279           279
                                                                                                                          ---------
Comprehensive  Income                                                                                                        12,195
                                                                                                                          ---------
Cash Dividends Declared                                            (5,147)                                                   (5,147)
Deferred Compensation Related to
  Options Granted                                       566                                                                     566
Options Exercised and Employee
  Stock Purchase Plan                                    35                     (93,381)        1,401                         1,436
Tax Benefit Related to Options
  Exercised                                             160                                                                     160
                                    ---------    ----------    ----------     ---------    ----------      ----------     ---------
Balance at March 31, 2002           $  39,591    $  104,290    $  765,054     5,219,486    $  (71,467)     $  (14,832)    $ 822,636
                                    =========    ==========    ==========     =========    ==========      ==========     =========

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

                                                                       Form 10-Q
                                                                          Page 6


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Significant Accounting Policy:

Stock-based compensation - As of March 31, 2003, the Company has three stock-based employee compensation plans and one non-employee director plan. The Company accounts for those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock. The following table presents the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based compensation.

                                                                IN THOUSANDS, EXCEPT PER
                                                                  SHARE AMOUNTS, FOR
                                                                 THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               -------------------------
                                                                  2003           2002
                                                               ----------     ----------
Net income, as reported                                        $   44,235     $      744
Deduct: Total stock-based compensation expense determined
   under fair value based method for all awards, net of tax           (69)          (219)
                                                               ----------     ----------
Pro forma net income                                           $   44,166     $      525
                                                               ==========     ==========
Per share amounts:
   Basic - as reported                                         $     1.28     $     0.02
   Basic - pro forma                                           $     1.28     $     0.02
   Diluted - as reported                                       $     1.28     $     0.02
   Diluted - pro forma                                         $     1.27     $     0.02

                                                                       Form 10-Q
                                                                          Page 7


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C - Segment Reporting:

The Company has four reportable segments: Foreign Flag VLCCs, Aframaxes, and Product Carriers, which participate in the international markets, and U.S. Flag Crude Tankers, which participate in the U.S. Flag trades. U.S. Flag Dry Bulk Carriers no longer meet the materiality thresholds for disclosure as a reportable segment as established by Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Information about the Company's reportable segments as of and for the three month periods ended March 31, 2003 and 2002 follows:

                                                         Foreign Flag
                                          ---------------------------------------    U.S. Flag
                                                                          Product      Crude
In thousands                                VLCCs         Aframaxes      Carriers     Tankers     All other        Totals
---------------------------------------------------------------------------------     -------     ---------      ----------
Three months ended March 31, 2003:
  Shipping revenues *                     $  55,865       $  31,801       $14,634      $7,013      $ 17,572      $  126,885
  Time charter equivalent revenues           55,636          31,748        10,816       7,013        15,917         121,130
  Income from vessel operations              39,045          21,198         4,973       3,427         4,469          73,112**
  Equity in income of joint ventures          9,735           1,041                     1,179            60          12,015
  Loss on disposal of vessels                                                (902)                                     (902)
Total assets at March 31, 2003              918,553         484,302        78,023       3,782       168,013       1,652,673
Three months ended March 31, 2002:
  Shipping revenues *                        17,722          16,593        13,159       7,013        19,008          73,495
  Time charter equivalent revenues           17,262          16,557         8,871       7,013        14,176          63,879
  Income from vessel operations               2,852           6,042         2,821       3,425         2,241          17,381**
  Equity in income/(loss) of joint
     ventures                                 1,118            (326)                    1,153                         1,945
Total assets at March 31, 2002              847,321         429,862        98,410       3,783       171,905       1,551,281

* For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

** Segment totals for income from vessel operations are before general and administrative expenses.

      Reconciliation of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

                                                             IN THOUSANDS AS OF
                                                      --------------------------------
                                                        MARCH 31,           MARCH 31,
                                                          2003                2002
                                                      -------------      -------------
Total assets of all segments                          $   1,652,673      $   1,551,281
Corporate cash and securities, including Capital
  Construction Fund                                         277,272            298,196
Other unallocated amounts                                    89,601             73,289
                                                      -------------      -------------
Consolidated total assets                             $   2,019,546      $   1,922,766
                                                      =============      =============

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


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Assets and Liabilities of Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company's foreign subsidiaries, whose operations are principally conducted in U.S. dollars, is as follows:

                                                                                       IN THOUSANDS AS OF
                                                                                  -----------------------------
                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     2003              2002
                                                                                  ----------       ------------
Current assets                                                                    $   68,643        $   54,186
Vessels, net                                                                       1,327,646         1,337,260
Other assets                                                                         169,733           165,324
                                                                                  ----------        ----------
Total Assets                                                                      $1,566,022        $1,556,770
                                                                                  ==========        ==========

Current installments of long-term debt                                            $   14,284        $   14,284
Other current liabilities                                                             13,554            10,461
                                                                                  ----------        ----------
Total current liabilities                                                             27,838            24,745

Long-term debt, deferred credits and other liabilities, including intercompany debt of $28,000 as of
  March 31, 2003                                                                     387,239           451,881
Equity                                                                             1,150,945         1,080,144
                                                                                  ----------        ----------
Total Liabilities and Equity                                                      $1,566,022        $1,556,770
                                                                                  ==========        ==========

Note E - Joint Ventures:

As of March 31, 2003, the Company is a partner in joint ventures that own 11 foreign flag vessels (ten VLCCs and one Aframax). As of March 31, 2003, eight of these VLCCs participate in the Tankers pool and two operate on long-term charters, one to the Company and one to the other joint venture partner, and do not participate in the Tankers pool. The Aframax participates in Aframax International.

A condensed summary of the results of operations of the joint ventures follows:

                                                                                      IN THOUSANDS FOR THE
                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ----------------------------
                                                                                     2003              2002
                                                                                  ----------        ----------
Time charter equivalent revenues                                                  $   89,945        $   59,673
Ship operating expenses                                                               55,944            49,963
                                                                                  ----------        ----------
Income from vessel operations                                                         34,001             9,710
Other income                                                                             104               191
Interest expense*                                                                     (7,392)           (5,687)
                                                                                  ----------        ----------
Net income                                                                        $   26,713        $    4,214
                                                                                  ==========        ==========

* Includes interest on subordinated loans payable to the joint venture partners of $4,704 (three months ended March 31, 2003) and $2,839 (three months ended March 31, 2002). The Company's share of such interest is eliminated in recording the results of the joint ventures by the equity method.

                                                                       Form 10-Q
                                                                          Page 9


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Joint Ventures (continued):

In January 2003, a joint venture in which the Company has a 50% interest borrowed $15,375,000. The proceeds from such borrowing were used to repay the capital contributions received from the shareholders in 2002 to purchase an Aframax tanker that had previously been chartered in by such joint venture.

As of March 31, 2003, the joint ventures in which the Company had interests ranging from 30% to 50% had bank debt of $317,134,000 and subordinated loans payable to all joint venture partners of $228,185,000. The Company's guaranties in connection with the joint ventures' bank financings, which are otherwise nonrecourse to the joint venture partners, aggregated $32,494,000 at March 31, 2003. The amount of these guaranties reduces as the bank loans are paid down. These guaranties remain outstanding until the related debt matures between March 2005 and June 2009.

Note F - Investments in Marketable Securities and Capital Construction Fund:

Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and length of time that the declines had been sustained, management concluded that declines in fair value of certain securities in the Capital Construction Fund with an aggregate cost basis of $16,187,000 were other-than-temporary. Accordingly, during the three months ended March 31, 2003, the Company recorded impairment losses aggregating $4,756,000 related to such securities in the accompanying condensed consolidated statement of operations.

During the first quarter of 2003, the Company sold certain of the securities for which write-downs aggregating $11,634,000 had previously been recorded in 2002, resulting in the recognition of a gain of $4,071,000 (see Note K).

Note G - Derivatives:

As of March 31, 2003, the Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $409,000,000, including 11-year swaps that commence in the third quarter of 2003, pursuant to which it pays, or will pay, fixed rates ranging from 4.6% to 6.7% and receives floating rates based on LIBOR (approximately 1.3% as of March 31, 2003). These agreements contain no leverage features and have various maturity dates from July 2005 to August 2014. As of March 31, 2003, the Company has recorded a liability of $31,633,000 related to the fair values of these swaps in other liabilities.

As of March 31, 2003, the Company is a party to forward freight agreements maturing in December 2003 with a remaining notional value of $6,277,000. The fair value, $134,000, of these agreements, which do not qualify as effective hedges, is recorded in other assets.

                                                                       Form 10-Q
                                                                         Page 10


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Debt:

In March 2003, the Company issued $200,000,000 principal amount of senior unsecured notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The notes, which are due in March 2013, have a coupon of 8.25% and are non-callable for a period of five years from the date of issuance. Proceeds from the offering of approximately $194,877,000 were used to repay a portion of the balances then outstanding under long-term credit facilities.

The Company has unsecured long-term credit facilities aggregating $700,000,000, of which $250,000,000 was used at March 31, 2003. In addition, the Company has an unsecured short-term credit facility of $45,000,000, of which $20,000,000 was used at March 31, 2003.

The Company intends to refinance both the $70,211,000 balance of the 8% Notes, which mature in December 2003, and the $20,000,000 balance outstanding under the short-term line of credit facility as of March 31, 2003, using amounts available under the long-term revolving credit facilities. Accordingly, such amounts have been classified as long-term as of March 31, 2003.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

As of March 31, 2003, approximately 25.0% of the net book amount of the Company's vessels (including the vessel held for sale as of March 31, 2003), representing seven foreign flag vessels, is pledged as collateral under certain debt agreements.

Interest paid approximated $11,801,000 (three months ended March 31, 2003) and $10,948,000 (three months ended March 31, 2002), excluding capitalized interest.

Note I - Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax. Prior to 1987, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $71,042,000 (three months ended March 31, 2003) and $3,171,000 (three months ended March 31, 2002), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at March 31, 2003 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of March 31, 2003, since it is intended that such undistributed earnings ($11,600,000 at March 31, 2003) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $4,100,000.

                                                                       Form 10-Q
                                                                         Page 11


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note I - Taxes (continued):

The components of the provision for federal income taxes follow:

                                                      IN THOUSANDS FOR THE
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                      2003               2002
                                                   ----------         ---------
Current                                            $    8,919         $    (331)
Deferred                                                7,092               656
                                                   ----------         ---------
                                                   $   16,011         $     325
                                                   ==========         =========

During 2002, the Company established a valuation allowance of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities. The valuation allowance was established because the Company believed, based on currently available evidence, that it was more likely than not that the full amount of the deferred tax asset would not be realized through the generation of capital gains in the future. The valuation allowance was recorded as a reduction in the federal income tax credit in 2002. During the three months ended March 31, 2003, the Company reduced the above valuation allowance by $2,261,000 based on increases subsequent to December 31, 2002 in fair values of securities previously written down. The above reduction in the valuation allowance has been recorded as a decrease in the provision for federal income taxes in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2003.

Actual federal income taxes paid during the three months ended March 31, 2002 amounted to $24,500,000, all of which related to 2001. There were no payments of federal income taxes during the three months ended March 31, 2003.

Note J - Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, follow:

                                                         IN THOUSANDS AS OF
                                                      -------------------------
                                                       MARCH 31,   DECEMBER 31,
                                                         2003          2002
                                                      ----------   ------------
Unrealized gains on available-for-sale securities     $    2,622   $        332
Unrealized losses on derivative instruments              (20,562)       (19,894)
Minimum pension liability                                 (2,965)        (2,965)
                                                      ----------   ------------
                                                      $  (20,905)  $    (22,527)
                                                      ==========   ============

                                                                       Form 10-Q
                                                                         Page 12


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note K - Other Income/(Expense):

Other income/(expense) consists of:

                                                        IN THOUSANDS FOR THE
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2003            2002
                                                     ----------      ----------
Investment income:
Interest and dividends                               $    1,473      $    2,537
Realized gain/(loss) on sale of securities - net          3,424            (645)
Write-down of marketable securities - see Note F         (4,756)             --
Foreign currency exchange gain                               --             243
                                                     ----------      ----------
                                                            141           2,135

Loss on sale of vessels                                    (902)             --
Gain on derivative transactions                              --             325
Miscellaneous - net                                          75              75
                                                     ----------      ----------
                                                     $     (686)     $    2,535
                                                     ==========      ==========

Loss on sale of vessels for the three months ended March 31, 2003 includes a provision of $416,000 for the loss on disposal of a vessel held for sale as of March 31, 2003. Such vessel was delivered to the buyer in early-April 2003.

Note L - Capital Stock and Per Share Amounts:

In February 2003, options covering 7,500 shares were granted at $16.35 (the market price at the date of grant) under the 1999 non-employee director (as defined) stock option plan. The Company follows APB 25 and related interpretations in accounting for its stock options. For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123, the fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model. The grant-date fair value of options granted in 2003 was $4.47 per share.

Diluted net income per share gives effect to stock options.

Note M - Commitments:

As of March 31, 2003, the Company had remaining commitments of $16,700,000 on non-cancelable contracts for the construction of two double hulled foreign flag Aframax tankers, scheduled for delivery in October 2003 and January 2004. Unpaid costs, which are net of $64,300,000 of progress payments and prepayments, will be funded in 2003. The progress payments are covered by refundment guaranties.

                                                                       Form 10-Q
                                                                         Page 13


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet consists of 51 vessels aggregating 8.9 million deadweight tons ("dwt"), including 11 vessels that are owned by joint ventures in which the Company has an average interest of 41%. An additional two newbuildings aggregating 0.2 million dwt are scheduled for delivery in the next nine months.

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

Foreign Flag VLCC Segment

           -----------------------------------------------------
                                     Spot Market TCE Rates
                                  VLCCs in the Arabian Gulf
                                  Q1-2003              Q1-2002
                               ---------------------------------
           Average             $     68,000         $     13,600
           High                $     96,100         $     20,600
           Low                 $     31,100         $      7,500
           -----------------------------------------------------

                                                                       Form 10-Q
                                                                         Page 14


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

First quarter rates for modern VLCCs trading East and West out of the Arabian Gulf averaged $68,000 per day, 60% higher than the average for the previous quarter and 400% higher than the average for the corresponding quarter in 2002. The improvement in VLCC spot freight rates that started in the fourth quarter of 2002 and continued into the first quarter of 2003 was caused by several factors including higher oil demand due to extremely low crude oil inventory levels, a colder than normal winter in the Northern Hemisphere, and continuing problems with Japanese nuclear power stations. Furthermore, significant supply disruptions in and uncertainties surrounding future oil supplies from Iraq, Venezuela and Nigeria, led to a substantial increase in ton-miles resulting from higher production by Middle Eastern OPEC nations (excluding Iraq). OPEC production averaged 26.7 million barrels per day ("b/d") in the first quarter of 2003, 7.2% higher than in the first quarter of 2002. Further, as a result of production quota increases and the loss of non-Middle Eastern OPEC output from Venezuela the proportion of long haul production by Middle Eastern OPEC nations to total OPEC production rose to 72.0% in the first quarter of 2003 from 67.4% during the first quarter of 2002.

The world VLCC fleet grew from 427 vessels (124.8 million dwt) at the start of 2003 to 433 vessels (126.8 million dwt) at March 31, 2003, as VLCC deliveries exceeded deletions. Newbuilding orders in the first quarter of 2003 increased from fourth quarter 2002 levels to reach 20 vessels. At March 31, 2003, the VLCC orderbook had risen to 73 vessels (22.3 million dwt), equivalent to 17.6% of the existing VLCC fleet and compared with 64 vessels (19.6 million dwt) at the start of 2003. In comparison, the orderbook as of March 31, 2003 represented 123.0% (107.3% as of December 31, 2002), based on deadweight tons, of those VLCCs over 20 years of age.

Foreign Flag Aframax Segment

          ----------------------------------------------------------
                                       Spot Market TCE Rates
                                     Aframaxes in the Caribbean
                                    Q1-2003                Q1-2002
                                 -----------------------------------
          Average                $     41,200           $     12,700
          High                   $     67,000           $     24,000
          Low                    $     11,000           $     10,500
          ----------------------------------------------------------

Rates for Aframaxes operating in the Caribbean trades during the first quarter 2003 averaged $41,200 per day, an increase of 224% from the corresponding quarter in 2002 and 109% higher than the fourth quarter of 2002. The strike in Venezuela, which started in early December, led to a marked decrease in U.S. imports from that country. U.S. crude oil imports from Venezuela for December 2002 and January 2003 were 57% lower than the corresponding year ago periods. Consequently, areas such as West Africa, the Middle East and the North Sea increased exports to the U.S. to overcome the shortfall resulting from the loss of Venezuelan supplies. While the increase in ton-miles due to the source of these replacement supplies has been beneficial for VLCC employment in particular, the loss of Venezuelan exports had a considerable impact on rates for Aframaxes operating in the Caribbean trades.

                                                                       Form 10-Q
                                                                         Page 15


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The lack of cargoes in the Caribbean and the high rates available in other loading regions, such as in Europe, prompted many owners, normally trading in the Caribbean area, to ballast away from the region, reducing tonnage availability. Consequently, when Mexico announced an increase in crude oil exports to help satisfy some of the shortfall caused by the absence of Venezuelan crude oil production, there was little tonnage available in the region and rates spiked. Similarly, when Venezuelan exports resumed late in the quarter, tonnage was again in short supply, providing further support for rates. The increase in long-haul crude oil imports to the U.S. during the first quarter, largely in VLCCs, also led to increased Aframax employment in lightering operations, particularly in the U.S. Gulf, providing additional support for rates in the Caribbean region.

Aframax freight rates have derived support from increased non-OPEC production, particularly crude oil exports from the Former Soviet Union ("FSU"), most of which are handled by Aframax and Suezmax tonnage. FSU production growth in the first quarter of 2003 of 0.1 million b/d compared with the fourth quarter of 2002 was constrained because of weather-related delays, restrictions imposed on the use of the Bosphorus Strait and concerns, in the short term, about the availability of crude oil export capacity.

Earnings for modern Aframaxes have strengthened at the expense of older tonnage in the aftermath of the sinking of the Prestige in late November, as charterers have generally opted for modern double hull tonnage, especially for trades involving passage through European waters. Ahead of a call for European Union ("EU") legislation several European countries have taken unilateral action to ban the carriage of persistent oils in single hull tankers in their waters.

The world Aframax fleet rose from 565 vessels (54.6 million dwt) at the start of 2003 to 583 vessels (56.6 million dwt) at March 31, 2003. Aframax newbuilding deliveries during the first quarter far exceeded removals from the fleet. New orders for Aframaxes accelerated from the levels set in the previous three quarters to reach 20 tankers. As of March 31, 2003, the Aframax orderbook had dropped to 125 vessels (13.5 million dwt), equivalent to 23.9 % of the existing Aframax fleet and compared with 132 vessels (14.2 million dwt) at December 31, 2002. In comparison, the orderbook as of March 31, 2003 represented 115.4% (123.2% as of December 31, 2002), based on deadweight tons, of such fleet sector that was over 20 years old.

Foreign Flag Product Carrier Segment

               ---------------------------------------------------
                                          Spot Market TCE Rates
                                      Panamaxes in the Pacific and
                                      Bostonmaxes in the Caribbean
                                        Q1-2003          Q1-2002
                                      ----------------------------
               Panamax Average        $    22,800     $     12,000
               Panamax High           $    27,000     $     13,300
               Panamax Low            $    20,000     $      9,500

               Bostonmax Average      $    17,400     $      9,400
               Bostonmax High         $    24,900     $     12,000
               Bostonmax Low          $    13,800     $      8,300
               ---------------------------------------------------

                                                                       Form 10-Q
                                                                         Page 16


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Panamax Product Carriers operating in the Pacific region during the first quarter of 2003 averaged $22,800 per day, a gain of 90% compared with the first quarter of 2002 and 42% higher than the fourth quarter of 2002. Rates for Bostonmax Product Carriers in the Caribbean trades during the first quarter of 2003 averaged $17,400 per day, an increase of 85% from the comparable period of 2002 and 63% higher than the fourth quarter of 2002.

The combination of a cold winter in the U.S. combined with very low heating oil and gasoline inventory levels led to an active transAtlantic trade from Europe. The longer haul voyages necessary to replace Venezuelan product exports increased ton-mile demand for product carriers and, therefore, vessel employment. The lack of export cargoes in the Caribbean prompted many owners to ballast away from the region to take advantage of the higher rates available in other regions, particularly Europe. Extra exports from the U.S. Gulf to the Caribbean region to help offset the absence of Venezuelan product exports, increased imports of naphtha by the petrochemical sector in the Far East, building stocks ahead of any potential supply disruptions, and increased Japanese fuel oil imports for power generation due to ongoing problems with nuclear power stations acted in concert to provide support for rates in the first quarter.

Early in March, Venezuela lifted the force majeure restriction on most product exports, which caused average spot rates for March in the Caribbean trades to rise by 68% compared with the average rates for February.

The world Panamax Product Carrier fleet at March 31, 2003 amounted to 282 vessels (18.1 million dwt), virtually unchanged from the 283 vessels (18.1 million dwt) at the beginning of 2003. At March 31, 2003, the orderbook rose sharply to 88 vessels (6.2 million dwt), equivalent to 34.1% of the existing Panamax fleet and compared with 75 vessels (5.3 million dwt) at the beginning of 2003. In comparison, the newbuilding orderbook as of March 31, 2003 represented 72.3% (67.8% as of December 31, 2002), based on deadweight tons, of this fleet sector that was over 20 years old.

The world Handysize Product Carrier (which includes Bostonmaxes) fleet rose from 501 vessels (19.9 million dwt) at the start of 2003 to 508 vessels (20.3 million dwt) at March 31, 2003, as deliveries exceeded scrappings. At March 31, 2003, the newbuilding orderbook for Handysize Product Carriers reached 138 vessels (6.3 million dwt), equivalent to 31.1% of the existing Handysize fleet and compared with 131 vessels (6.0 million dwt) at the beginning of 2003. In comparison, the orderbook as of March 31, 2003 represented 82.3% (81.8% as of December 31, 2002), based on deadweight tons, of this fleet sector that was over 20 years old.

Impact of proposed EU legislation on the OSG fleet

The Transport Council of the European Union has agreed to accelerate the phasing out of single hull tankers which, if ratified by the European Parliament, will include an immediate ban on pre-MARPOL tankers (vessels generally built before 1982) over 23 years old loading or discharging at EU ports. It is expected that parliamentary ratification will be considered by July. The ban will apply to EU-flagged vessels and all vessels calling at European ports. In addition, all single hull tankers over 5,000 dwt carrying heavy fuels will be banned from European ports or terminals regardless of age or flag.

                                                                       Form 10-Q
                                                                         Page 17


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Category 1 single hull pre-MARPOL crude tankers (over 20,000 dwt) and product carriers (over 30,000 dwt) over 23 years old will be phased out immediately upon ratification, and all Category 1 tankers will be phased out by 2005. The maximum age for Category 2 single hull MARPOL (vessels generally built after 1982) crude tankers (over 20,000 dwt) and product carriers (over 30,000 dwt) will be 28 years and all Category 2 tankers will be banned from European ports by 2010. Category 2 tankers fitted with double sides or double bottoms will be banned from EU ports commencing in 2015, or upon reaching the age of 25 years.

Since the OSG Foreign Flag tanker fleet comprises mainly modern, double hull vessels, the proposed EU regulations will only affect a few vessels, despite these regulations being more stringent than existing IMO regulations. Two single hull VLCCs will be banned from European ports beginning in 2010 at the ages of 17 (the VLCC is 30% owned by OSG) and 20 years. Two double sided VLCCs (both 49.9% owned by OSG) will be banned from European ports in 2015, at an age of 22 years. The Company's single hull Suezmax tanker (Category 2) will be banned from European ports in 2010 at the age of 21 years. A 50% owned double sided Aframax tanker will be banned from European ports in 2015 at the age of 23 years.

Update on Critical Accounting Policies:

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of all of the Company's material accounting policies, see Note A to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Market Value of Marketable Securities

In accordance with Financial Accounting Standards No. 115 ("FAS 115"), the Company's holdings in marketable securities are classified as available-for-sale and, therefore, are carried on the balance sheet at fair value (determined by using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income/(loss) until the investments are sold. Accordingly, these changes in value are not reflected in the Company's statements of operations. If, however, pursuant to the provisions of FAS 115 and Staff Accounting Bulletin No. 59, the Company determines that a material decline in the fair value below the Company's cost basis is other-than-temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a decline in fair value is determined to be other-than-temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. As of March 31, 2003, the Capital Construction Fund holds a diversified portfolio of marketable equity securities, with an aggregate cost basis of $38,076,000 (after consideration of the write-down discussed below) and an aggregate fair value

                                                                       Form 10-Q
                                                                         Page 18


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

of $35,889,000. Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and the length of time that the declines have been sustained, management concluded that the declines in fair value of securities in the Capital Construction Fund with an aggregate cost basis of $16,187,000 were other-than-temporary at the end of the first quarter of 2003. For the first quarter of 2003, the Company recorded pre-tax impairment losses of $4,756,000 related to such securities in the Capital Construction Fund. These impairment losses are reflected in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2003.

The fair value of certain other marketable securities in the Capital Construction Fund has declined below the Company's cost bases in those securities. The gross unrealized losses on equity securities held in the Capital Construction Fund as of March 31, 2003 were $3,299,000. Only one of these securities had a fair value that had been materially below its carrying value for more than six months. The Company has evaluated the circumstances surrounding the decline ($416,000) in market value of this security, which has traded continuously below its cost basis for less than 12 months as of March 31, 2003, and believes this decline to be temporary and, accordingly, continues to record the net after tax unrealized loss in accumulated other comprehensive income/(loss). If, however, the market value of this security does not recover in the near term, the decline may then be considered to be an other-than-temporary impairment, which would result in an impairment charge to earnings in future periods, which charge previously have been included in accumulated other comprehensive income/(loss).

Income from Vessel Operations:

During the first quarter of 2003, TCE revenues increased by $57,251,000, or 90%, to $121,130,000 from $63,879,000 in the first quarter of 2002, resulting from increases in average daily TCE rates for vessels operating in the spot market and revenue days. During the first quarter of 2003, approximately 82% of the Company's TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 67% in the first quarter of 2002. In the first quarter of 2003, approximately 18% of TCE revenues were generated from long-term charters compared with 33% in the first quarter of 2002. This reduction in percentage contribution from long-term charters was principally attributable to significant increases in average TCE rates in the first quarter of 2003 for vessels operating in the spot market and the expiry, in the first quarter of 2002, of a long-term charter on a VLCC.

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

                                                                       Form 10-Q
                                                                         Page 19


OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the first quarter of 2003, income from vessel operations increased by $52,532,000, or 551%, to $62,067,000 from $9,535,000 in the first quarter of
2002. The improvement resulted from an increase in average daily TCE rates and revenues for all of the Company's Foreign Flag segments (see Note C to the condensed financial statements for additional information on the Company's segments).

VLCC Segment                                                                   THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            ------------------------
                                                                               2003          2002
                                                                            ----------    ----------
TCE revenues (in thousands)                                                 $   55,636    $   17,262
Vessel expenses (in thousands)                                                  (5,586)       (5,077)
Time and bareboat charter hire expenses (in thousands)                          (2,930)       (2,366)
Depreciation and amortization (in thousands)                                    (8,075)       (6,967)
                                                                            ----------    ----------
Income from vessel operations (in thousands)(a)                             $   39,045    $    2,852
                                                                            ==========    ==========
Average daily TCE rate                                                      $   52,968    $   20,049
Average number of vessels(b)                                                      11.8           9.0
Average number of vessels chartered in under operating leases                      1.4           1.0
Number of revenue days(c)                                                        1,050           861
Number of ship-operating days(d)                                                 1,065           900

(a) Income from vessel operations by segment is before general and administrative expenses.

(b) The average is calculated to reflect the addition and disposal of vessels during the period.

(c) Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.

(d)   Ship-operating days represent calendar days.

During the first quarter of 2003, TCE revenues for the VLCC segment increased by $38,374,000, or 224%, to $55,636,000 from $17,262,000 in the first quarter of
2002. This improvement in TCE revenues resulted from an increase of $32,919 per day in the average daily TCE rate earned and an increase in the number of revenue days. The increase in revenue days resulted principally from the delivery of two newbuilding VLCCs (one in April 2002 and another in mid-February
2003). Vessel expenses increased by $509,000 to $5,586,000 in the first quarter of 2003 from $5,077,000 in the prior year's first quarter as a result of an increase in ship-operating days. Average daily vessel expenses decreased by $396 per day in the first quarter of 2003 compared with the first quarter of 2002, principally attributable to the timing of delivery of stores and supplies. Time and bareboat charter hire expenses increased by $564,000 to $2,930,000 in the first quarter of 2003 from $2,366,000 in the first quarter of 2002 as a result of the inclusion of a chartered-in VLCC in which the Company has an interest along with certain other members of the Tankers pool. Such charter-in, which commenced in the third quarter of 2002, provides for profit sharing with the vessel's owner when TCE rates exceed $23,000 per day, as they did in the first quarter of 2003. Depreciation and amortization increased by $1,108,000 to $8,075,000 from $6,967,000 in the first quarter of 2002 as a result of the two newbuilding deliveries discussed above.

                                                                       Form 10-Q
                                                                         Page 20


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

                                                                                     THREE MONTHS ENDED
Aframax Segment                                                                           MARCH 31,
                                                                                -----------------------------
                                                                                   2003               2002
                                                                                ----------         ----------
TCE revenues (in thousands)                                                     $   31,748         $   16,557
Vessel expenses (in thousands)                                                      (5,049)            (5,034)
Time and bareboat charter hire expenses (in thousands)                                  --                 --
Depreciation and amortization (in thousands)                                        (5,501)            (5,481)
                                                                                ----------         ----------
Income from vessel operations (in thousands)                                    $   21,198         $    6,042
                                                                                ==========         ==========
Average daily TCE rate                                                          $   33,140         $   16,217
Average number of vessels                                                             11.0               11.4
Number of revenue days                                                                 958              1,021
Number of ship-operating days                                                          990              1,023

During the first quarter of 2003, TCE revenues for the Aframax segment increased by $15,191,000, or 92%, to $31,748,000 from $16,557,000 in the first quarter of
2002. This improvement in TCE revenues resulted from an increase of $16,923 per day in the average daily TCE rate earned partially offset by a small decrease in revenue days. The decrease in revenue days resulted from the delivery of one newbuilding Aframax in the first quarter of 2002, the purchase, in the third quarter of 2002, of a 1994-built double hulled Aframax, offset by the sale, also in the third quarter of 2002, of the last two of the Company's single-hulled Aframaxes. TCE revenues for the first quarter of 2003 reflect a loss of $953,000 generated by forward freight agreements. Although the Company entered into these forward freight agreements to convert a portion of its variable revenue stream from Aframax International to a fixed rate, such forward freight agreements do not qualify as effective cash flow hedges under FAS 133. Vessel expenses increased marginally by $15,000 to $5,049,000 in the first quarter of 2003 from $5,034,000 in the prior year's first quarter and average daily vessel expenses increased by $180 per day principally due to increases in crew costs and the timing of delivery of lubricating oils.

                                                                                     THREE MONTHS ENDED
Product Carrier Segment                                                                    MARCH 31,
                                                                                -----------------------------
                                                                                   2003               2002
                                                                                ----------         ----------
TCE revenues (in thousands)                                                     $   10,816         $    8,871
Vessel expenses (in thousands)                                                      (3,445)            (3,683)
Time and bareboat charter hire expenses (in thousands)                                  --                 --
Depreciation and amortization (in thousands)                                        (2,398)            (2,367)
                                                                                ----------         ----------
Income from vessel operations (in thousands)                                    $    4,973         $    2,821
                                                                                ==========         ==========
Average daily TCE rate                                                          $   15,929         $   12,969
Average number of vessels                                                              8.0                8.0
Number of revenue days                                                                 679                684
Number of ship-operating days                                                          700                720

During the first quarter of 2003, TCE revenues for the Product Carrier segment increased by $1,945,000, or 22%, to $10,816,000 from $8,871,000 in the first quarter of 2002. As of March 31, 2003, two of the

                                                                       Form 10-Q
                                                                         Page 21


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

four Bostonmaxes were operating on time charters extending through December 2003. This improvement in TCE revenues resulted from an increase of $2,960 per day in the average daily TCE rate earned. Vessel expenses decreased marginally by $238,000 to $3,445,000 in the first quarter of 2003 from $3,683,000 in the first quarter of 2002. Average daily vessel expenses decreased by $194 per day in the first quarter of 2003 compared with the first quarter of 2002. This decrease was attributable to the timing of delivery of stores and supplies and lubricating oils. The Company sold two of its four Panamax Product Carriers in 2003. One of these vessels was delivered to buyers in late-March 2003 and the other, which was held for sale at March 31, 2003, was delivered to buyers in early-April 2003.

U.S. Flag Crude Tanker Segment

TCE revenues in the first three months of 2003 for the U.S. Flag Crude Tanker segment were unchanged from the comparable 2002 period because the segment's vessels are bareboat chartered at fixed rates to Alaska Tanker Company ("ATC").

All Other

As of March 31, 2003, the Company also owns and operates a U.S. Flag Pure Car Carrier, two U.S. Flag Handysize Product Carriers operating in the Jones Act trade, and a Foreign Flag Suezmax, all on long-term charter, as well as two U.S. Flag Dry Bulk Carriers that carry U.S. foreign aid grain cargoes and two Foreign Flag Dry Bulk Carriers that operate in a pool of Capesize Dry Bulk Carriers. The U.S. Flag Dry Bulk Carriers no longer meet the materiality threshold established by FAS 131 for disclosure as a reportable segment. This was due to the reduction in shipping revenues attributable to the sale of two of that segment's vessels during 2001 and 2002. TCE revenues increased by $1,741,000, or 12%, to $15,917,000 in the first quarter of 2003 from $14,176,000 in the first quarter of 2002 principally because of an increase of $4,269 per day in the average daily TCE rate earned, partially offset by a decrease in revenue days resulting from the sale in June 2002 of one U.S. Flag Dry Bulk Carrier. Vessel expenses decreased by $1,350,000 to $6,637,000 in the first quarter of 2003 from $7,987,000 in the first quarter of 2002 because of the vessel sale in June 2002. Depreciation and amortization expense increased by $429,000 to $4,474,000 in the first quarter of 2003 from $4,045,000 in the first quarter of 2002 because of the amortization of drydock costs that were capitalized in the latter half of 2002.

General and Administrative Expenses

During the first quarter of 2003, general and administrative expenses increased by $3,199,000 to $11,045,000 from $7,846,000 in the first quarter of 2002 principally due to severance payments of approximately $500,000 made in connection with the 2003 resignation of a senior officer, 2003 bonus payments aggregating $1,940,000 in recognition of the substantial completion of the Company's five year cost reduction program, and increases in the cost of certain benefits.

                                                                       Form 10-Q
                                                                         Page 22


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Joint Ventures:

During the first quarter of 2003, equity in income of joint ventures increased by $10,070,000 to $12,015,000 from $1,945,000 in the first quarter of 2002, principally due to a significant increase in average daily TCE rates earned by the joint venture vessels operating in pools.

The following is a summary of the Company's interest in its joint ventures, excluding ATC (see discussion below), and the revenue days for the respective vessels since their acquisition date. Revenue days are adjusted for the Company's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. For the joint venture VLCCs operating in the Tankers pool, the ownership percentage reflected below is an average as of March 31, 2003. The Company's actual ownership percentages for these joint ventures range from 30% to 49.9%.

                                                                                 NUMBER OF REVENUE DAYS
                                                                                       FOR THE
                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               -------------------------
                                                               Average %
                                                               Ownership        2003               2002
                                                               ---------       ------             ------
VLCCs participating in Tankers pool*                             37.1%            267                217
Two VLCCs owned jointly with a major oil company                 50.0%             90                 90
One Aframax in Aframax International pool                        50.0%             45                 45
                                                                               ------             ------
Total                                                                             402                352
                                                                               ======             ======

* The increase in revenue days reflects the delivery of two VLCC newbuildings in February and July 2002 to joint ventures in which the Company has a 33.3% interest. At March 31, 2003, the Company's percentage ownership interests in the eight joint venture VLCCs participating in Tankers was equivalent to three wholly-owned vessels.

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

Interest Expense:

The components of interest expense are as follows (in thousands):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -----------------------
                                                                 2003           2002
                                                              --------       --------
Interest before impact of swaps and capitalized interest      $ 11,357       $ 10,762
Impact of swaps                                                  2,926          3,779
Capitalized interest                                            (1,133)        (1,595)
                                                              --------       --------
Interest expense                                              $ 13,150       $ 12,946
                                                              ========       ========

                                                                       Form 10-Q
                                                                         Page 23


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense (continued):

Interest expense increased by $204,000 to $13,150,000 in the first quarter of 2003 from $12,946,000 in the first quarter of 2002 as a result of an increase in the average amount of debt outstanding of $133,000,000 and a reduction of $462,000 ($1,133,000 in the first quarter of 2003 compared with $1,595,000 in the first quarter of 2002) in interest capitalized in connection with vessel construction. Such increases were offset by a decrease of 40 basis points in the average rate paid on floating rate debt to 2.7% in the first quarter of 2003 from 3.1% in the comparable quarter of 2002. The impact of this decline in rates was substantially offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $2,926,000 in the first quarter of 2003 compared with an increase of $3,779,000 in the first quarter of 2002.

The issuance of 10-year senior unsecured notes with a coupon of 8.25% and the application of the resulting proceeds to repay amounts outstanding under long-term credit facilities, which bear interest at a margin above LIBOR, increased the weighted average effective interest rates for debt (excluding capital lease obligations) outstanding at March 31, 2003 by 130 basis points to 6.27%.

Provision for Federal Income Taxes:

The provision for income taxes for the first three months of 2003 reflects a $2,261,000 reduction in the valuation allowance offset of $3,640,000 recorded in 2002 against the deferred tax asset resulting from the write-down of certain marketable securities. This reduction in the valuation allowance reflects increases subsequent to December 31, 2002 in fair values of securities previously written down and the effect of securities sold in the first quarter of 2003. The valuation allowance was established in 2002 because the Company believed, based on currently available evidence, that it was more likely than not that the full amount of the deferred tax asset would not be realized through the generation of capital gains in the future.

Newly Issued Accounting Standard:

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities. This represents a significant change from current rules, which require consolidation by the entity with voting control and according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance sheet financing. On July 1, 2003, the Company expects to consolidate the special purpose entity ("Alaska Equity Trust") that now owns these vessels and holds the associated bank debt used to purchase them. The special purpose entity's bank debt of approximately $46,100,000 as of March 31, 2003 is secured by the vessels but is otherwise nonrecourse to OSG. In addition, OSG did not issue any repayment or residual-value guaranties. Therefore, OSG is not exposed to any loss as a result of its involvement with Alaska Equity Trust. The Company does not believe that the effect of adoption of FASB Interpretation No. 46 and consolidation of Alaska Equity Trust will be material to either consolidated net income or consolidated financial position.

                                                                       Form 10-Q
                                                                         Page 24


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital:

Working capital at March 31, 2003 was approximately $59,000,000 compared with $77,000,000 at December 31, 2002. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $232,000,000 at March 31, 2003. Net cash provided by operating activities in the first three months of 2003 was more than $62,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ended December 31, 2003) compared with net cash used in operating activities of $9,000,000 in the first three months of 2002. Net cash used in operating activities in the first three months of 2002 reflected $24,500,000 of payments with respect to estimated 2001 federal income taxes. The Company's reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company's vessels in quarters subsequent to March 31, 2003, compared with the actual TCE rates achieved during the first quarter of 2003, will have a negative comparative impact on the amount of cash provided by operating activities. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

In March 2003, the Company issued $200,000,000 principal amount of senior unsecured notes ("Notes") in an unregistered offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The notes, which are due in March 2013, have a coupon of 8.25%. Proceeds from the offering of approximately $194,877,000 were used to repay a portion of the balances then outstanding under long-term credit facilities. The Company has unsecured long-term credit facilities aggregating $700,000,000, of which $250,000,000 was used at March 31, 2003, and an unsecured short-term credit facility of $45,000,000, of which $20,000,000 was used at March 31, 2003. The Company intends to refinance both the outstanding balance of the 8% Notes, which mature in December 2003, and the $20,000,000 balance outstanding under the short-term credit facility as of March 31, 2003, using amounts available under long-term credit facilities. Accordingly, the aggregate amount outstanding of $90,211,000 has been classified as long-term.

The indenture pursuant to which the Notes were issued requires the Company to secure the Notes equally and comparably with any indebtedness under existing revolving credit facilities in the event OSG is required to secure the debt outstanding under such credit facilities as a result of a downgrade in the credit rating of senior unsecured debt.

The Company was in compliance with all of the financial covenants contained in the Company's debt agreements as of March 31, 2003. Existing financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations. In addition, the secured nature of a portion of OSG's debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company's ability to obtain other financing.

                                                                       Form 10-Q
                                                                         Page 25


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

As of March 31, 2003, the joint ventures in which the Company participates had total bank debt of $317,134,000. The Company's percentage interests in these joint ventures range from 30% to 50%. The Company has guaranteed a total of $32,494,000 of the joint venture debt at March 31, 2003. The balance of the joint venture debt is nonrecourse to the Company. The amount of the Company's guaranties reduces as the principal amounts of the joint venture debt are paid down.

As of March 31, 2003, the Company had non-cancelable commitments for the construction of two double hulled foreign flag Aframax tankers for delivery in October 2003 and January 2004, with an aggregate unpaid cost of approximately $16,700,000. Unpaid costs, which are net of progress payments and prepayments, will be funded in 2003. The Company expects to finance such vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such rates are volatile. Cancellation of these contracts by the Company, except as provided in the contracts, could require the Company to reimburse the shipyard for any losses that the shipyard may incur as a result of such cancellation.

The Company has used interest rate swaps to effectively convert a portion of its debt from a floating to a fixed rate basis. These agreements contain no leverage features and have various maturity dates from July 2005 to August 2014. As of March 31, 2003, the interest rate swaps effectively convert the Company's interest rate exposure on $299,000,000 from a floating rate based on LIBOR to an average fixed rate of 6.67%.

EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA for the first quarter of 2003 includes $6,878,000 resulting from a charge of $4,756,000 recorded in connection with the write-down of marketable securities in accordance with FAS 115, offset by the recognition of $11,634,000 attributable to the 2002 write-down of certain marketable securities that were subsequently sold in the first quarter of 2003. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table is a reconciliation of operating income, as reflected in the condensed consolidated statements of operations, to EBITDA:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                          2003           2002
                                                        --------      --------
Operating income                                        $ 74,082      $ 11,480
Other income/(expense)                                      (686)        2,535
Depreciation and amortization                             20,448        18,860
                                                        --------      --------
EBITDA                                                  $ 93,844      $ 32,875
                                                        ========      ========

                                                                       Form 10-Q
                                                                         Page 26


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

The ratio of earnings to fixed charges for the three months ended March 31, 2003 was 4.1x. There was a deficiency of earnings necessary to cover fixed charges of $1,721,000 for the three months ended March 31, 2002. The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges. Fixed charges consist of all interest (both expensed and capitalized), amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

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

In September 2002, the Company entered into 11-year floating-to-fixed amortizing interest rate swaps with major financial institutions with notional amounts aggregating $110,000,000 that commence in the third quarter of 2003. These swaps are designated and qualify as cash flow hedges.

The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company's leverage. As of March 31, 2003, there was no balance outstanding under such facility.

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

Available Information

The Company makes available free of charge through its internet website, www.osg.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

                                                                       Form 10-Q
                                                                         Page 27


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures were effective as of March 31, 2003 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003.

                                     PART II

Item 6(a). Exhibits

See Exhibit Index on page 35.

Item 6(b). Reports on Form 8-K

During the quarter ended March 31, 2003, the Registrant filed one Current Report on Form 8-K. The Registrant disclosed under Item 5 of the Current Report, which was dated March 4, 2003, that it had priced a $200 million unsecured notes offering (the "Notes"). The Notes have a coupon of 8.25% and are due in 2013. The Notes were offered in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

                                                                       Form 10-Q
                                                                         Page 28


Ernst & Young LLP       5 Times Square                   Phone: 212 773-3000
                        New York, New York 10036

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations, cash flows and changes in shareholders' equity for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year then ended, not presented herein, and in our report dated February 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  ERNST & YOUNG LLP

New York, New York
May 8, 2003

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

                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                 --------------------------------
                                           (Registrant)


Date: May 12, 2003               /s/ Morton P. Hyman
                                 -----------------------------------------------
                                 Morton P. Hyman
                                 Chairman, President and Chief Executive Officer


Date: May 12, 2003               /s/ Myles R. Itkin
                                 -----------------------------------------------
                                 Myles R. Itkin
                                 Senior Vice President, Chief
                                    Financial Officer and Treasurer

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


Date: May 12, 2003                                     /s/ Morton P. Hyman
                                                       -------------------------
                                                       Morton P. Hyman
                                                       Chief Executive Officer

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


Date: May 12, 2003                                      /s/ Myles R. Itkin
                                                        -----------------------
                                                        Myles R. Itkin
                                                        Chief Financial Officer

                                                                       Form 10-Q
                                                                         Page 34


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                      CERTIFICATION OF THE CHIEF EXECUTIVE
                       OFFICER AND CHIEF FINANCIAL OFFICER

Each of the undersigned, the Chief Executive Officer and the Chief Financial Officer of Overseas Shipholding Group, Inc. (the "Company"), hereby certifies, to the best of his knowledge and belief, that the Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.


Date: May 12, 2003                                   /s/ Morton P. Hyman
                                                     ---------------------------
                                                     Morton P. Hyman
                                                     Chief Executive Officer


Date: May 12, 2003                                   /s/ Myles R. Itkin
                                                     ---------------------------
                                                     Myles R. Itkin
                                                     Chief Financial Officer

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