Form 10-Q
period 2003-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2003-08-08
CIK 75208

Form 10-Q
                                                                          Page 1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Common Shares outstanding as of August 6, 2003 - 34,744,324

                                                                       Form 10-Q
                                                                          Page 2


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                                                       JUNE 30,         DECEMBER 31,
                                                                         2003               2002
                                                                      ----------        ------------
                                                                      (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents                                             $   79,457         $   36,944
Investments in marketable securities - Note F                              3,938             28,796
Voyage receivables, including unbilled of $36,733 and $35,637             41,498             38,755
Other receivables, including federal income taxes
   recoverable of $5,888 and $6,098                                       11,854             12,777
Inventories and prepaid expenses                                           8,221              6,115
                                                                      ----------         ----------
       Total Current Assets                                              144,968            123,387

Capital Construction Fund - Note F                                       239,235            231,072
Vessels, at cost, less accumulated depreciation of $427,315
   and $423,344 - Note H                                               1,413,931          1,383,744
Vessels under Capital Leases, less accumulated
   amortization of $91,749 and $89,060                                    30,341             33,030
Investments in Joint Ventures - Note E                                   111,944            168,315
Other Assets                                                              94,616             95,294
                                                                      ----------         ----------
       Total Assets                                                   $2,035,035         $2,034,842
                                                                      ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and sundry liabilities and accrued
   expenses                                                           $   49,904         $   25,172
Federal income taxes                                                       5,235                 --
Short-term debt and current installments of long-term debt                14,284             14,284
Current obligations under capital leases                                   5,344              6,791
                                                                      ----------         ----------
       Total Current Liabilities                                          74,767             46,247

Long-term Debt - Note H                                                  826,434            932,933
Obligations under Capital Leases                                          50,074             52,102
Deferred Federal Income Taxes ($150,730 and $134,204),
   Deferred Credits and Other Liabilities - Notes G and I                226,456            219,411

Shareholders' Equity - Notes I and J                                     857,304            784,149
                                                                      ----------         ----------
       Total Liabilities and Shareholders' Equity                     $2,035,035         $2,034,842
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

                                                                       Form 10-Q
                                                                          Page 3


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    -------------------------------       -------------------------------
                                                      JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                        2003               2002               2003               2002
                                                    ------------       ------------       ------------       ------------
Shipping Revenues - Note C:
Time and bareboat charter revenues, including
   vessels operating in pools and $7,013,
   $14,026, $7,013 and $14,026 received from
   a 37.5% owned joint venture                      $    107,834       $     56,225       $    218,689       $    108,421
Voyage charter revenues                                   18,415             14,520             34,445             35,819
                                                    ------------       ------------       ------------       ------------
                                                         126,249             70,745            253,134            144,240
Voyage expenses                                           (5,952)            (7,424)           (11,707)           (17,040)
                                                    ------------       ------------       ------------       ------------
Time Charter Equivalent Revenues                         120,297             63,321            241,427            127,200
                                                    ------------       ------------       ------------       ------------

Ship Operating Expenses:
Vessel expenses                                           21,565             21,833             42,323             43,124
Time and bareboat charter hire expenses,
   including $344, $1,970, $1,746 and $4,336
   paid to a 50% owned joint venture - Notes E
   and K                                                   5,675              5,997             12,487             12,344
Depreciation and amortization                             22,208             19,758             42,656             38,618
General and administrative                                 8,235              7,599             19,280             15,445
                                                    ------------       ------------       ------------       ------------
Total Ship Operating Expenses                             57,683             55,187            116,746            109,531
                                                    ------------       ------------       ------------       ------------

Income from Vessel Operations                             62,614              8,134            124,681             17,669
Equity in Income of Joint Ventures - Note E                8,142              1,342             20,157              3,287
                                                    ------------       ------------       ------------       ------------
Operating Income                                          70,756              9,476            144,838             20,956
Other Income - Note L                                      4,796             10,247              4,110             12,782
                                                    ------------       ------------       ------------       ------------
                                                          75,552             19,723            148,948             33,738
Interest Expense                                          15,412             13,868             28,562             26,814
                                                    ------------       ------------       ------------       ------------

Income before Federal Income Taxes                        60,140              5,855            120,386              6,924
Provision for Federal Income Taxes - Note I               18,300              2,185             34,311              2,510
                                                    ------------       ------------       ------------       ------------
Net Income                                          $     41,840       $      3,670       $     86,075       $      4,414
                                                    ============       ============       ============       ============

Weighted Average Number of Common Shares
Outstanding - Note M:
   Basic net income                                   34,532,597         34,405,179         34,494,643         34,358,946
   Diluted net income                                 34,863,665         34,751,056         34,770,285         34,677,446

Per Share Amounts:
   Basic net income                                 $       1.21       $       0.11       $       2.50       $       0.13
   Diluted net income                               $       1.20       $       0.11       $       2.48       $       0.13
   Cash dividends declared                          $      0.325       $       0.30       $      0.475       $       0.45

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                               -----------------------------------
                                                               JUNE 30, 2003         JUNE 30, 2002
                                                               -------------         -------------
Net cash provided by/(used in) operating activities             $    136,031          $    (8,774)
                                                                ------------          -----------

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities                          30,463               32,164
Expenditures for vessels, including $17,213 and $38,649
   related to vessels under construction                             (74,019)             (39,781)
Proceeds from disposal of vessels                                     80,282                2,949
Investments in and advances to joint ventures                         (6,300)             (16,247)
Distributions from joint ventures                                      6,612                5,087
Other - net                                                             (534)                 845
                                                                ------------          -----------
Net cash provided by/(used in) investing activities                   36,504              (14,983)
                                                                ------------          -----------

Cash Flows from Financing Activities:
Issuance of long-term debt, net of issuance costs                    194,834               26,000
Payments on debt and obligations under capital leases               (317,116)              (9,453)
Cash dividends paid                                                  (10,344)             (10,306)
Issuance of common stock upon exercise of stock options                2,833                2,213
Other - net                                                             (229)                (982)
                                                                ------------          -----------
Net cash provided by/(used in) financing activities                 (130,022)               7,472
                                                                ------------          -----------

Net increase/(decrease) in cash and cash equivalents                  42,513              (16,285)
Cash and cash equivalents at beginning of period                      36,944               30,256
                                                                ------------          -----------
Cash and cash equivalents at end of period                      $     79,457          $    13,971
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


                                                                                                     Accumulated
                                                 Paid-in                      Treasury Stock            Other
                                      Common    Additional   Retained     ----------------------    Comprehensive
                                      Stock*     Capital     Earnings       Shares        Amount   Income/(Loss)**        Total
                                     --------   ----------   --------     ---------     --------   ---------------      ---------
Balance at January 1, 2003           $ 39,591   $ 106,154   $ 731,201     5,139,684     $ (70,270)    $ (22,527)        $ 784,149
                                                                                                                        ---------
Net Income                                                     86,075                                                      86,075
Net Unrealized Holding Gains on
  Available-For-Sale Securities                                                                           4,384             4,384
Effect of Derivative Instruments                                                                         (4,401)           (4,401)
                                                                                                                        ---------
Comprehensive Income                                                                                                       86,058***
                                                                                                                        ---------
Cash Dividends Declared                                       (16,408)                                                    (16,408)
Deferred Compensation Related
  to Options Granted                                  226                                                                     226
Options Exercised and Employee
  Stock Purchase Plan                                (171)                 (200,282)        3,004                           2,833
Tax Benefit Related to Options
  Exercised                                           446                                                                     446
                                     --------   ---------   ---------     ---------     ---------     ---------         ---------
Balance at June 30, 2003             $ 39,591   $ 106,655   $ 800,868     4,939,402     $ (67,266)    $ (22,544)        $ 857,304
                                     ========   =========   =========     =========     =========     =========         =========

Balance at January 1, 2002           $ 39,591   $ 103,529   $ 769,457     5,312,867     $ (72,868)    $ (26,283)        $ 813,426
                                                                                                                        ---------
Net Income                                                      4,414                                                       4,414
Net Unrealized Holding Losses on
  Available-For-Sale Securities                                                                            (334)             (334)
Effect of Derivative Instruments                                                                         (3,409)           (3,409)
Minimum Pension Liability                                                                                   279               279
                                                                                                                        ---------
Comprehensive  Income                                                                                                         950***
                                                                                                                        ---------
Cash Dividends Declared                                       (15,470)                                                    (15,470)
Deferred Compensation Related to
  Options Granted                                   1,131                                                                   1,131
Options Exercised and Employee
  Stock Purchase Plan                                  25                  (145,855)        2,188                           2,213
Tax Benefit Related to Options
  Exercised                                           312                                                                     312
                                     --------   ---------   ---------     ---------     ---------     ---------         ---------
Balance at June 30, 2002             $ 39,591   $ 104,997   $ 758,401     5,167,012     $ (70,680)    $ (29,747)        $ 802,562
                                     ========   =========   =========     =========     =========     =========         =========

* Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.

**    Amounts are net of tax.

*** Comprehensive income was $40,201 for the three months ended June 30, 2003. There was a comprehensive loss of $11,245 for the three months ended June 30, 2002.

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Note B - Significant Accounting Policy:

Stock-based compensation - As of June 30, 2003, the Company had three stock-based employee compensation plans and one non-employee director plan. The Company accounts for those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock. The following table presents the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based compensation.

                                                 IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                       -------------------------------------------------------------
                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                       ----------------------------     ----------------------------
                                          2003              2002           2003               2002
                                       ----------        ----------     ----------        ----------
Net income, as reported                $   41,840        $    3,670     $   86,075        $    4,414
Deduct: Total stock-based
   compensation expense
   determined under fair value
   based method for all awards,
   net of tax                                 (56)             (183)          (125)             (402)
                                       ----------        ----------     ----------        ----------
Pro forma net income                   $   41,784        $    3,487     $   85,950        $    4,012
                                       ==========        ==========     ==========        ==========
Per share amounts:
   Basic - as reported                 $     1.21        $     0.11     $     2.50        $     0.13
   Basic - pro forma                   $     1.21        $     0.10     $     2.49        $     0.12
   Diluted - as reported               $     1.20        $     0.11     $     2.48        $     0.13
   Diluted - pro forma                 $     1.20        $     0.10     $     2.47        $     0.12

                                                                       Form 10-Q
                                                                          Page 7


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C -Segment Reporting:

The Company has four reportable segments: Foreign Flag VLCCs, Aframaxes, and Product Carriers, which participate in the international markets, and U.S. Flag Crude Tankers, which participate in the U.S. Flag trades. U.S. Flag Dry Bulk Carriers no longer meet the materiality thresholds for disclosure as a reportable segment as established by Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Information about the Company's reportable segments as of and for the three month and six month periods ended June 30, 2003 and 2002 follows:

                                                              Foreign Flag
                                               --------------------------------------     U.S. Flag
                                                                             Product        Crude
    In thousands                                  VLCCs       Aframaxes      Carriers      Tankers     All other       Totals
    ---------------------------------------------------------------------------------     ---------    ---------    -----------
    Three months ended June 30, 2003:
      Shipping revenues *                      $  59,237      $  28,100      $ 12,078      $ 7,013     $  19,821    $   126,249
      Time charter equivalent revenues            57,602         28,231         9,642        7,013        17,809        120,297
      Income from vessel operations               39,350         17,461         4,943        3,452         5,643         70,849**
      Equity in income of joint ventures           5,734            813            --        1,595            --          8,142
      Gain on disposal of vessels                     --             --            44           --            --             44
    Total assets at June 30, 2003                922,519        472,121        65,493        5,504       164,087      1,629,724

    Six months ended June 30, 2003:
      Shipping revenues *                        115,102         59,901        26,712       14,026        37,393        253,134
      Time charter equivalent revenues           113,238         59,979        20,458       14,026        33,726        241,427
      Income from vessel operations               78,395         38,659         9,916        6,879        10,112        143,961**
      Equity in income of joint ventures          15,469          1,854            --        2,774            60         20,157
      Loss on disposal of vessels                     --             --          (858)          --            --           (858)

    Three months ended June 30, 2002:
      Shipping revenues *                         16,666         19,413        12,485        7,013        15,168         70,745
      Time charter equivalent revenues            16,522         19,491         8,416        7,013        11,879         63,321
      Income from vessel operations                1,421          8,050         2,272        3,458           532         15,733**
      Equity in income of joint ventures            (450)           146            --        1,648            (2)         1,342
      Gain on disposal of vessels                     --             --            --           --           688            688
    Total assets at June 30, 2002                863,941        429,410        96,244        5,521       166,142      1,561,258

    Six months ended June 30, 2002:
      Shipping revenues *                         34,388         35,892        25,644       14,026        34,290        144,240
      Time charter equivalent revenues            33,784         35,956        17,287       14,026        26,147        127,200
      Income from vessel operations                4,273         13,982         5,093        6,883         2,883         33,114**
      Equity in income of joint ventures             668           (180)           --        2,801            (2)         3,287
      Gain on disposal of vessels                     --             --            --           --           688            688

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


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note C -Segment Reporting (continued):

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

                                                                       IN THOUSANDS AS OF
                                                               ----------------------------------
                                                               JUNE 30, 2003        JUNE 30, 2002
                                                               -------------        -------------
Total assets of all segments                                    $  1,629,724         $  1,561,258
Corporate cash and securities, including Capital
  Construction Fund                                                  322,630              291,445
Other unallocated amounts                                             82,681               76,290
                                                                ------------         ------------
Consolidated total assets                                       $  2,035,035         $  1,928,993
                                                                ============         ============

Note D - Assets and Liabilities of Foreign Subsidiaries:

Condensed summaries of the combined assets and liabilities of the Company's foreign subsidiaries, whose operations are principally conducted in U.S. dollars, follow:

                                                                         IN THOUSANDS AS OF
                                                                ---------------------------------
                                                                   JUNE 30,          DECEMBER 31,
                                                                     2003                2002
                                                                -------------        ------------
Current assets                                                  $     125,624        $     54,186
Vessels, net                                                        1,369,594           1,337,260
Other assets                                                          117,477             165,324
                                                                -------------        ------------
Total Assets                                                    $   1,612,695        $  1,556,770
                                                                =============        ============

Current installments of long-term debt                          $      14,284        $     14,284
Other current liabilities                                              12,112              10,461
                                                                -------------        ------------
Total current liabilities                                              26,396              24,745

Long-term debt, deferred credits and other liabilities,
  including intercompany debt of $98,000 as of
  June 30, 2003                                                       364,867             451,881
Equity                                                              1,221,432           1,080,144
                                                                -------------        ------------
Total Liabilities and Equity                                    $   1,612,695        $  1,556,770
                                                                =============        ============

Note E - Joint Ventures:

As of June 30, 2003, the Company is a partner in joint ventures that own nine foreign flag vessels (eight VLCCs and one Aframax).

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


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Joint Ventures (continued):

A condensed summary of the results of operations of the joint ventures follows:

                                                                       IN THOUSANDS
                                          ------------------------------------------------------------------------
                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                     JUNE 30,                                 JUNE 30,
                                          ------------------------------            ------------------------------
                                             2003                 2002                 2003                 2002
                                          ---------            ---------            ---------            ---------
Time charter equivalent revenues          $  87,164            $  57,797            $ 177,109            $ 117,470
Ship operating expenses                     (53,487)             (52,137)            (109,431)            (102,100)
Loss on vessel disposal                      (5,132)                  --               (5,132)                  --
                                          ---------            ---------            ---------            ---------
Income from vessel operations                28,545                5,660               62,546               15,370
Other income                                     66                  163                  170                  354
Interest expense *                           (6,813)              (6,397)             (14,205)             (12,084)
                                          ---------            ---------            ---------            ---------
Net income/(loss)                         $  21,798            $    (574)           $  48,511            $   3,640
                                          =========            =========            =========            =========

* Includes interest on subordinated loans payable to the joint venture partners of $4,743 (three months ended June 30, 2003), $3,360 (three months ended June 30, 2002), $9,447 (six months ended June 30, 2003) and $6,199 (six months ended June 30, 2002). The Company's share of such interest is eliminated in recording the results of the joint ventures by the equity method.

In January 2003, a joint venture in which the Company has a 50% interest borrowed $15,375,000. The proceeds from such borrowing were used to repay the capital contributions received from the shareholders in 2002 to purchase an Aframax tanker that had previously been chartered in by such joint venture.

As of June 30, 2003, the joint ventures in which the Company had interests ranging from 30% to 49.9% had bank debt of $272,219,000 and subordinated loans payable to all joint venture partners of $226,485,000. The Company's guaranties in connection with the joint ventures' bank financings, which are otherwise nonrecourse to the joint venture partners, aggregated $28,148,000 at June 30, 2003. The amounts of these guaranties are reduced as the bank loans are paid down. These guaranties remain outstanding until the related debt matures at dates ranging between March 2005 and June 2009.

On April 14, 2003, OSG effectively acquired its partner's 50% interest in a joint venture that owned two VLCCs, resulting in such vessels becoming 100% owned. Accordingly, the results of these two vessels are included in the condensed consolidated statements of operations from the effective date of the transaction. The acquisition was accomplished through the joint venture's redemption of our partner's shares in exchange for one of the venture's two vessel owning subsidiaries, followed by our purchase from the partner of such vessel for $56,500,000. In accordance with provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the joint venture recognized a loss on disposal of $5,132,000 based on the excess of the carrying amount of the vessel transferred to our former partner over its fair value. The Company's share of such charge of $2,566,000 is reflected in equity in income of joint ventures in the condensed consolidated statements of operations.

                                                                       Form 10-Q
                                                                         Page 10


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note E - Joint Ventures (continued):

The Company has entered into agreements with partners Euronav Luxembourg SA ("Euronav") and Frontline Ltd. ("Frontline") to restructure the relative ownership interests in five joint venture companies, each of which owns a VLCC. In one transaction the Company, jointly with Frontline, will acquire Euronav's 33.33% interest in the joint venture companies owning the Ariake and Sakura I, thereby increasing the Company's share in such joint ventures to 49.889%. In a second transaction the Company will exchange its 33.33% interest in the Ichiban with Euronav for a portion of Euronav's interest in the Tanabe and Hakata, thereby increasing the Company's interest in these joint ventures to 49.889%. Frontline will continue as our partner with the remaining interest in these four vessels. The Ichiban will become wholly owned by Euronav. The effect of these transactions will be to increase OSG's overall joint venture interest by the equivalent of one third of a vessel. These transactions, which will be effective as of July 1, 2003, will close during the third quarter of 2003. Had these transactions closed June 30, 2003, the Company's guaranties in connection with the joint ventures' bank financings would have increased by $3,621,000 to $31,769,000.

Note F - Investments in Marketable Securities and Capital Construction Fund:

Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and the length of time that the declines had been sustained, management concluded that declines in fair value of certain securities in the Capital Construction Fund with an aggregate cost basis of $16,187,000 were other-than-temporary. Accordingly, during the six months ended June 30, 2003 (all in the first quarter), the Company recorded impairment losses aggregating $4,756,000 related to such securities in the accompanying condensed consolidated statement of operations.

During the first six months of 2003, the Company sold certain of the securities for which write-downs aggregating $21,380,000 had previously been recorded in 2002, resulting in the recognition of gains of $5,855,000 in the three months ended June 30, 2003 and $9,926,000 in the six months ended June 30, 2003 (see Note L).

Note G - Derivatives:

As of June 30, 2003, the Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $405,000,000 pursuant to which it pays, or will pay, fixed rates ranging from 4.6% to 6.7% and receives floating rates based on LIBOR (approximately 1.1% as of June 30, 2003). These agreements contain no leverage features and have various maturity dates from July 2005 to August 2014. As of June 30, 2003, the Company has recorded a liability of $37,377,000 related to the fair values of these swaps in other liabilities.

As of June 30, 2003, the Company is a party to forward freight agreements maturing in December 2003 with a remaining notional value of $4,185,000. As of June 30, 2003, the Company has recorded a liability of $267,000 related to the fair value of these agreements, which do not qualify as effective hedges, in other liabilities.

                                                                       Form 10-Q
                                                                         Page 11


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note H - Debt:

In March 2003, the Company issued $200,000,000 principal amount of senior unsecured notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The notes, which are due in March 2013, have a coupon of 8.25% and are non-callable for a period of five years from the date of issuance. Proceeds from the offering of approximately $194,834,000 were used to repay a portion of the balances then outstanding under long-term revolving credit facilities.

The Company has unsecured long-term credit facilities aggregating $700,000,000, of which $237,000,000 was used at June 30, 2003. In addition, the Company has an unsecured short-term credit facility of $45,000,000, all of which was unused at June 30, 2003.

The Company intends to refinance the $70,028,000 balance of its 8% Notes, which mature in December 2003, using amounts available under the long-term revolving credit facilities. Accordingly, such amount has been classified as long-term as of June 30, 2003.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

As of June 30, 2003, approximately 24.0% of the net book amount of the Company's vessels, representing seven foreign flag vessels, is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, approximated $24,513,000 and $26,738,000 for the six months ended June 30, 2003 and 2002, respectively.

Note I - Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $65,340,000 (three months ended June 30, 2003), $926,000 (three months ended June 30, 2002), $136,382,000 (six months ended June 30, 2003) and $4,097,000 (six months ended June 30, 2002), before any U.S. income tax effect. Prior to 1987, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at June 30, 2003 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. No provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of June 30, 2003, since it is intended that such undistributed earnings ($19,400,000 at June 30, 2003) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $6,800,000.

                                                                       Form 10-Q
                                                                         Page 12


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note I - Taxes (continued):

The components of the provisions for federal income taxes follow:

                                           IN THOUSANDS
                      --------------------------------------------------------
                         THREE MONTHS ENDED                SIX MONTHS ENDED
                              JUNE 30,                         JUNE 30,
                      ------------------------        ------------------------
                        2003            2002            2003            2002
                      --------        --------        --------        --------
Current               $  8,412        $    107        $ 17,331        $   (224)
Deferred                 9,888           2,078          16,980           2,734
                      --------        --------        --------        --------
                      $ 18,300        $  2,185        $ 34,311        $  2,510
                      ========        ========        ========        ========

During 2002, the Company established a valuation allowance of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities. The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future. The valuation allowance was recorded as a reduction in the federal income tax credit in 2002. During the six months ended June 30, 2003, the Company reduced the valuation allowance by $2,324,000 based on subsequent increases in the fair value of securities previously written down. The reduction in the valuation allowance has been recorded as a reduction in the provision for federal income taxes in the accompanying condensed consolidated statements of operations of $63,000 and $2,324,000 for the three months and six months ended June 30, 2003, respectively.

Actual Federal income taxes paid during the six months ended June 30, 2003 amounted to $12,000,000. Actual Federal income taxes paid during the six months ended June 30, 2002 amounted to $24,500,000, all of which related to 2001.

Note J - Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the accompanying condensed balance sheets follow:

                                                          IN THOUSANDS AS OF
                                                     ---------------------------
                                                      JUNE 30,      DECEMBER 31,
                                                        2003            2002
                                                     ----------     ------------
Unrealized gains on available-for-sale securities    $    4,716      $      332
Unrealized losses on derivative instruments             (24,295)        (19,894)
Minimum pension liability                                (2,965)         (2,965)
                                                     ----------      ----------
                                                     $  (22,544)     $  (22,527)
                                                     ==========      ==========

                                                                       Form 10-Q
                                                                         Page 13


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note K - Leases:

In June 2003, the Company entered into a sale-leaseback agreement for the Meridian Lion, which lease is classified as an operating lease. The gain on the sale-leaseback was deferred and is being amortized over the eight year term of the lease. The lease agreement contains no renewal or purchase options.

Note L - Other Income:

Other income consists of:

                                                                    IN THOUSANDS
                                                  -------------------------------------------------
                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                  ----------------------     ----------------------
                                                    2003          2002         2003          2002
                                                  --------      --------     --------      --------
Investment income:
Interest and dividends                            $  1,504      $  2,975     $  2,977      $  5,512
Gain on sale of securities, net of unrealized
  loss on other investments                          3,255         3,328        6,679         2,683
Write-down of marketable securities - Note F            --            --       (4,756)           --
Foreign currency exchange gain                          --         3,240           --         3,483
                                                  --------      --------     --------      --------
                                                     4,759         9,543        4,900        11,678

Gain/(loss) on sale of vessels                          44           688         (858)          688
Gain on derivative transactions                         --            --           --           325
Miscellaneous - net                                     (7)           16           68            91
                                                  --------      --------     --------      --------
                                                  $  4,796      $ 10,247     $  4,110      $ 12,782
                                                  ========      ========     ========      ========

Loss on sale of vessels for the six months ended June 30, 2003 includes $416,000 for the loss on disposal of a vessel that was recorded as held for sale at March 31, 2003. Such vessel was delivered to the buyer in early April 2003.

                                                                       Form 10-Q
                                                                         Page 14


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note M - Capital Stock and Per Share Amounts:

In April 2003, options covering 4,669 shares were granted at $18.16 (the market price at the date of the grant) under the Company's 1998 stock option plan. In February 2003, options covering 7,500 shares were granted at $16.35 (the market price at the date of grant) under the 1999 non-employee director (as defined) stock option plan. The Company follows APB 25 and related interpretations in accounting for its stock options. For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123, the fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of options granted in 2003 was $4.85 per share.

Diluted net income per share gives effect to stock options.

Note N - Commitments:

As of June 30, 2003, the Company had remaining commitments of $16,700,000 on non-cancelable contracts for the construction of two double hulled foreign flag Aframax tankers scheduled for delivery in October 2003 and January 2004. Unpaid costs, which are net of $64,300,000 of progress payments and prepayments, will be funded in 2003. The progress payments are covered by refundment guaranties.

Note O - Agreement with an Executive Officer:

The Company entered into an agreement dated June 23, 2003 in connection with the retirement, effective December 31, 2003, of the Company's chief executive officer ("CEO"). The agreement provides, among other matters, for a payment of $1,200,000 to be made to the CEO in January 2004. Accordingly, the Company will recognize $1,200,000 ratably over the period from June 23, 2003 through December 31, 2003. The agreement also provides for the payment of the CEO's unfunded, nonqualified pension plan obligation in January 2004, at which time the Company will recognize, as a charge to earnings, a settlement loss of approximately $3,500,000 in accordance with the provisions of Statement of Financial Accounting Standards No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

                                                                       Form 10-Q
                                                                         Page 15


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet consists of 52 vessels aggregating 9.2 million deadweight tons ("dwt"), including nine vessels that are owned by joint ventures in which the Company has an average interest of 38%, and two vessels that have been chartered in (the Company has a 40% interest in one of the chartered-in vessels). An additional two newbuildings aggregating 0.2 million dwt are scheduled for delivery in the next six months.

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

Set forth in the tables below are daily TCE rates that prevailed in various markets in which the Company's vessels operated for the periods indicated. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages and the portion of revenue generated from long-term charters. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates requires the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage.

Foreign Flag VLCC Segment

--------------------------------------------------------------------------------
                                       Spot Market TCE Rates
                                    VLCCs in the Arabian Gulf
                 ---------------------------------------------------------------
                  Three Months Ended June 30,        Six Months Ended June 30,
                 -----------------------------    ------------------------------
                     2003             2002             2003              2002
                 ------------     ------------    ------------      ------------
Average          $     39,800     $     10,800    $     53,900      $     12,200
High             $     78,300     $     26,800    $     96,100      $     26,800
Low              $     14,900     $      4,700    $     14,900      $      4,700
--------------------------------------------------------------------------------

                                                                       Form 10-Q
                                                                         Page 16


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

During the second quarter of 2003, rates for modern VLCCs trading East and West out of the Arabian Gulf averaged $39,800 per day, 41% lower than the previous quarter but 268% higher than the average rate for the corresponding quarter in 2002. It is estimated that global oil demand during the second quarter of 2003 was 76.2 million barrels per day ("b/d"), representing a decrease of 3.2% from the previous quarter but 0.8% higher than the comparable quarter in 2002. The decline in VLCC spot freight rates that began in April 2003 was attributable to the rapid conclusion of the war in Iraq, which eased concerns over the security of oil supplies in the Middle East, and the restoration of both Venezuelan and Nigerian crude oil production, which reduced demand for longer haul Middle Eastern OPEC oil supplies.

Effective June 1, 2003, OPEC members agreed to reduce production by 2 million b/d and a new quota was set at 25.4 million b/d. Nigerian oil production temporarily fell by 6.4% in April 2003 to 1.9 million b/d, but recovered to 2.1 million b/d by June 2003. Venezuelan oil production collapsed to 0.6 million b/d in January 2003, but recovered to 2.4 million b/d by June 2003. In contrast, Middle Eastern OPEC production has fallen steadily from a peak of 20.1 million b/d in February 2003, before the war in Iraq, to 17.7 million b/d by June 2003.

The world VLCC fleet grew marginally from 427 vessels (124.8 million dwt) at the start of 2003 to 428 vessels (125.0 million dwt) at June 30, 2003. Newbuilding orders totaled 14 vessels (4.3 million dwt) in the second quarter of 2003 and 33 vessels (10.1 million dwt) in the first six months of the year compared with 16 vessels (4.9 million dwt) for the full year 2002. At June 30, 2003, the VLCC orderbook had risen to 76 vessels (23.2 million dwt), equivalent to 18.5% of the existing VLCC fleet compared with 64 vessels (19.6 million dwt), equivalent to 15.7% of the VLCC fleet, at the start of 2003.

Foreign Flag Aframax Segment

--------------------------------------------------------------------------------
                                       Spot Market TCE Rates
                                     Aframaxes in the Caribbean
                    ------------------------------------------------------------
                    Three Months Ended June 30,      Six Months Ended June 30,
                    ---------------------------     ----------------------------
                       2003             2002            2003             2002
                    -----------     -----------     -----------      -----------
Average             $    30,600     $    17,800     $    35,900      $    15,300
High                $    44,000     $    24,000     $    67,000      $    24,000
Low                 $    11,500     $    13,500     $    11,000      $    10,500
--------------------------------------------------------------------------------

During the second quarter of 2003, rates for Aframaxes operating in the Caribbean trades averaged $30,600 per day, 26% lower than the previous quarter, but 71% higher than the average rate for the corresponding quarter in 2002. Non-OPEC production in the second quarter of 2003 fell 0.8% from the first quarter but was 0.6% higher than the second quarter of 2002. The gradual return of Venezuelan exports towards the end of the first quarter of 2003 initially boosted freight rates, but rates subsided during the second quarter of 2003 as additional tonnage became available in the region. Although Venezuelan crude oil production has been restored, average production in the second quarter of 2003 remained below last year's second quarter levels.

                                                                       Form 10-Q
                                                                         Page 17


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Spring maintenance in the North Sea and lower production in Indonesia also reduced demand for Aframax vessels during the second quarter of 2003. Former Soviet Union ("FSU") production, however, grew by 2.0% to 10.1 million b/d in the second quarter of 2003 and seaborne exports from the FSU grew by 17.4% to
5.6 million b/d compared with the first quarter when severe weather restricted seaborne exports from the Baltic Sea and Black Sea. The Aframax fleet carries a significant share of FSU exports from the Baltic Sea and Black Sea. The share of reported dirty fixtures carried on Aframaxes from the Baltic Sea rose to 58% in the second quarter from 51% in the first quarter while the Aframax share of Black Sea exports increased to 52% from 46%.

The world Aframax fleet rose from 565 vessels (54.6 million dwt) at the start of 2003 to 587 vessels (57.3 million dwt) at June 30, 2003, as Aframax deliveries exceeded deletions. Newbuilding orders reached 20 vessels (2.1 million dwt) in the second quarter of 2003 and 41 vessels (4.4 million dwt) in the first six months of the year compared with 43 vessels (4.7 million dwt) for the full year 2002. As of June 30, 2003, the Aframax orderbook had risen by one vessel to 133 vessels (14.4 million dwt), equivalent to 25.1 % of the existing Aframax fleet compared with 132 vessels (14.2 million dwt), equivalent to 26% of the Aframax fleet, at December 31, 2002.

Foreign Flag Product Carrier Segment

--------------------------------------------------------------------------------
                                        Spot Market TCE Rates
                      Panamaxes in the Pacific and Bostonmaxes in the Caribbean
                      ----------------------------------------------------------
                      Three Months Ended June 30,      Six Months Ended June 30,
                      ---------------------------      -------------------------
                          2003            2002            2003           2002
                      -----------     -----------      ---------      ----------
Panamax Average       $    21,400     $    10,700      $  22,100      $   11,300
Panamax High          $    27,000     $    13,300      $  27,000      $   13,300
Panamax Low           $    15,500     $     9,000      $  15,500      $    9,000

Bostonmax Average     $    14,800     $    11,300      $  16,100      $   10,300
Bostonmax High        $    24,900     $    12,400      $  24,900      $   12,400
Bostonmax Low         $    10,000     $     9,000      $  10,000      $    8,300
--------------------------------------------------------------------------------

Panamax Product Carriers operating in the Pacific region averaged $21,400 per day during the second quarter of 2003, 6% lower than the previous quarter, but 101% higher than the average rate for the corresponding quarter in 2002. Rates for Bostonmax Product Carriers operating in the Caribbean trades averaged $14,800 per day during the second quarter of 2003, 15% lower than the previous quarter, but 31% higher than the average rate for the corresponding quarter in 2002.

U.S. refineries operated at nearly full capacity during the second quarter of 2003, as concerns mounted over low product inventory levels ahead of the summer driving season. Total gasoline imports also increased during the second quarter, with transAtlantic trade from Europe particularly strong in April. However, the gradual resumption of Venezuelan gasoline exports to the U.S. as well as weaker than expected U.S. gasoline demand dampened transAtlantic trade during May and June. In Asia, an early start of summer weather led to increased levels of Chinese fuel oil imports during May and June. Additionally, the continued outage of Japanese nuclear power stations boosted demand for residual fuel oil. Otherwise, sluggish Asian product demand and rising stocks resulted in lower import demand.

                                                                       Form 10-Q
                                                                         Page 18


               OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The world Panamax tanker fleet at June 30, 2003 amounted to 284 vessels (18.3 million dwt), virtually unchanged from the 283 vessels (18.1 million dwt) at the beginning of 2003. As of June 30, 2003, the Panamax orderbook had risen sharply to 106 vessels (7.4 million dwt), equivalent to 40.4% of the existing Panamax fleet compared with 75 vessels (5.3 million dwt), equivalent to 29.3% of the Panamax fleet, at the beginning of 2003.

The world Handysize Product Carrier fleet (which includes Bostonmaxes) grew to 511 vessels (20.5 million dwt) at June 30, 2003 from 501 vessels (19.9 million dwt) at the start of 2003. As of June 30, 2003, the Handysize orderbook has risen to 147 vessels (6.8 million dwt), equivalent to 33.0% of the existing Handysize fleet compared with 131 vessels (6.0 million dwt), equivalent to 20.3% of the Handysize fleet, at the beginning of 2003.

Impact of revised European Union ("EU") legislation on the OSG fleet

In June 2003, the European Parliament gave final approval to regulations further accelerating the phase out of single hull tankers. These new regulations will come into force by September 1, 2003, and apply to EU-flagged tankers and all tankers loading or discharging at EU ports. In addition, all single hull tankers over 5,000 dwt carrying fuel oil or heavy crude will be banned from EU ports or terminals regardless of age or flag.

Category 1 single hull pre-MARPOL (vessels generally built before 1982) crude tankers (over 20,000 dwt) and product carriers (over 30,000 dwt) over 23 years old will be phased out immediately from September 1, 2003. All other Category 1 single hull pre-MARPOL tankers will be phased out by 2005. The maximum permitted age for Category 2 single hull MARPOL (vessels generally built after 1982) crude tankers (over 20,000 dwt) and product carriers (over 30,000 dwt) will be 28 years and all Category 2 tankers will be banned from EU ports by 2010. Category 2 tankers fitted with double sides or double bottoms will be banned from EU ports commencing in 2015, or upon reaching the age of 25 years. The rules also impose a Condition Assessment Scheme for all single hull tankers older than 15 years.

In July 2003, the International Maritime Organization reached a consensus to adopt the 2005 accelerated phase out schedule for the oldest single hull tankers (Category 1) and will consider application of the other EU restrictions on single hull tankers later this year.


Because the OSG Foreign Flag tanker fleet comprises mainly modern, double hull vessels, the revised EU regulations would only affect two wholly-owned vessels and four vessels held in joint ventures. Two single hull VLCCs will be banned from EU ports beginning in 2010 at the ages of 17 (for one VLCC which is 30% owned by OSG) and 20 years (for one VLCC which is wholly owned by OSG), respectively. Two double sided VLCCs (both 49.9% owned by OSG) will be banned from EU ports in 2015 at the age of 22 years. The Company's single hull Suezmax tanker will be banned from EU ports in 2010 at the age of 21 years. A 50% owned double sided Aframax tanker will be banned from EU ports in 2015 at the age of 23 years.

                                                                       Form 10-Q
                                                                         Page 19


               OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Market Value of Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), the Company's holdings in marketable securities are classified as available-for-sale and, therefore, are carried on the balance sheet at fair value (determined by using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income/(loss) until the investments are sold. Accordingly, these changes in value are not reflected in the Company's statements of operations. If, however, pursuant to the provisions of FAS 115 and Staff Accounting Bulletin No. 59, the Company determines that a material decline in the fair value below the Company's cost basis is other-than-temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a decline in fair value is determined to be other-than-temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. As of June 30, 2003, the Capital Construction Fund holds a diversified portfolio of marketable equity securities, with an aggregate cost basis of $37,328,000 (after consideration of the write-down discussed below) and an aggregate fair value of $40,533,000. Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and the length of time that the declines have been sustained, management concluded that the declines in fair value of securities in the Capital Construction Fund with an aggregate cost basis of $16,187,000 were other-than-temporary at the end of the first quarter of 2003. For the six months ended June 30, 2003, the Company recorded pre-tax impairment losses of $4,756,000 related to such securities in the Capital Construction Fund, all in the first quarter. These impairment losses are reflected in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2003.

The fair value of certain marketable securities in the Capital Construction Fund has declined below the Company's cost bases in those securities. The gross unrealized losses on equity securities held in the Capital Construction Fund as of June 30, 2003 were $1,468,000. None of these securities had a fair value that had been materially below its carrying value for more than six months.

                                                                       Form 10-Q
                                                                         Page 20


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations:

During the second quarter of 2003, TCE revenues increased by $56,976,000, or 90%, to $120,297,000 from $63,321,000 in the second quarter of 2002, resulting from an increase in average daily TCE rates for vessels operating in the spot market. During the second quarter of 2003, approximately 82% of the Company's TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 66% in the second quarter of 2002. In the second quarter of 2003, approximately 18% of TCE revenues were generated from long-term charters compared with 34% in the second quarter of 2002.

During the first six months of 2003, TCE revenues increased by $114,227,000, or 90%, to $241,427,000 from $127,200,000 in the first six months of 2002 because of an increase in spot market rates. In the first six months of 2003, approximately 82% of the Company's TCE revenues were derived in the spot market compared with 67% in the first six months of 2002. In the first six months of 2003, approximately 18% of the Company's TCE revenues were generated from long-term charters compared with 33% in the first six months of 2002.

This reduction in percentage contribution from long-term charters was principally attributable to significant increases in average TCE rates in 2003 for vessels operating in the spot market and the expiry, in the second quarter of 2002, of a long-term charter on a VLCC.

The reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a more predictable level of revenues.

During the second quarter of 2003, income from vessel operations increased by $54,480,000, or 670%, to $62,614,000 from $8,134,000 in the second quarter of
2002. During the first six months of 2003, income from vessel operations increased by $107,012,000, or 606%, to $124,681,000 from $17,669,000 in the first six months of 2002. The improvement resulted from an increase in average daily TCE rates and revenues for all of the Company's Foreign Flag segments (see Note C to the condensed financial statements for additional information on the Company's segments).

                                                                       Form 10-Q
                                                                         Page 21


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

VLCC Segment

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                 -----------------------      ------------------------
                                                                    2003           2002          2003           2002
                                                                 ---------     ---------      ---------      ---------
TCE revenues (in thousands)                                      $  57,602     $  16,522      $ 113,238      $  33,784
Vessel expenses (in thousands)                                      (6,912)       (5,535)       (12,498)       (10,612)
Time and bareboat charter hire expenses
  (in thousands)                                                    (1,770)       (1,971)        (4,700)        (4,337)
Depreciation and amortization (in thousands)                        (9,570)       (7,595)       (17,645)       (14,562)
                                                                 ---------     ---------      ---------      ---------
Income from vessel operations (in thousands)(a)                  $  39,350     $   1,421      $  78,395      $   4,273
                                                                 =========     =========      =========      =========
Average daily TCE rate                                           $  48,001     $  16,689      $  50,328      $  18,252
Average number of vessels(b)                                          12.6          10.0           11.5            9.5
Average number of vessels chartered in under
  operating leases                                                     0.6           1.0            1.0            1.0
Number of revenue days(c)                                            1,200           990          2,250          1,851
Number of ship-operating days(d)                                     1,205           998          2,270          1,898

(a) Income from vessel operations by segment is before general and administrative expenses.

(b) The average is calculated to reflect the addition and disposal of vessels during the period.

(c) Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.

(d)   Ship-operating days represent calendar days.

During the second quarter of 2003, TCE revenues for the VLCC segment increased by $41,080,000, or 249%, to $57,602,000 from $16,522,000 in the second quarter of 2002. This improvement in TCE revenues resulted from an increase of $31,312 per day in the average daily TCE rate earned and an increase in the number of revenue days. All but one of the vessels in the VLCC segment participate in the Tankers pool. The increase in revenue days resulted principally from the delivery of one newbuilding VLCC in mid-February 2003 and the April 2003 purchase of a 1997-built double hulled VLCC previously held by a 50% owned joint venture (see Note E to the condensed financial statements). The redemption of the other partner's joint venture interest in the Equatorial Lion and Meridian Lion (as described in Note E) and the simultaneous acquisition of the Meridian Lion from the other partner resulted in the inclusion of both vessels in the VLCC segment from the mid-April effective date of the transaction. The Equatorial Lion, which had, prior to the completion of this transaction, been time chartered-in from the joint venture is now owned by a subsidiary of the Company. Vessel expenses increased by $1,377,000 to $6,912,000 in the second quarter of 2003 from $5,535,000 in the prior year's second quarter principally as a result of an increase in ship-operating days. Average daily vessel expenses increased by $189 per day in the second quarter of 2003 compared with the second quarter of 2002 principally attributable to increases in crew costs and insurance premiums. Time and bareboat charter hire expenses decreased by $201,000 to $1,770,000 in the second quarter of 2003 from $1,971,000 in the second quarter of 2002 as a result of the termination of the charter-in of the Equatorial Lion from a joint venture partially offset by the inclusion of a chartered-in VLCC in which the Company has an interest along with certain other members of the Tankers pool. Such charter-in, which commenced in the third quarter of 2002, provides for profit sharing with the vessel's owner when TCE rates exceed $23,000 per day, as they did in the second quarter of 2003. Depreciation and amortization increased by $1,975,000 to $9,570,000 from $7,595,000 in the second quarter of 2002 as a result of the

                                                                       Form 10-Q
                                                                         Page 22


               OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

three vessel additions discussed above. In late-June 2003, the Company entered into a sale-leaseback agreement for its VLCC, the Meridian Lion, which lease is classified as an operating lease. The gain on the sale-leaseback was deferred and is being amortized over the eight year term of the lease as a reduction of time and bareboat charter hire expenses. The sale-leaseback transaction will reduce depreciation by approximately $662,000 per quarter and increase time charter hire expenses by approximately $2,250,000 per quarter in future periods. The proceeds received from the sale-leaseback transaction were used to reduce amounts then outstanding under long-term credit facilities. Accordingly, interest expense in future periods will be reduced by approximately $370,000 per quarter calculated based on rates in effect during the second quarter of 2003.

During the first six months of 2003, TCE revenues for the VLCC segment increased by $79,454,000, or 235%, to $113,238,000 from $33,784,000 in the first six months of 2002. This improvement in TCE revenues resulted from an increase of $32,076 per day in the average daily TCE rate earned and an increase in the number of revenue days. The increase in revenue days resulted principally from the purchase of the 1997-built VLCC referred to in the preceding paragraph and the delivery of two newbuilding VLCCs (one in April 2002 and another in mid-February 2003). Vessel expenses increased by $1,886,000 to $12,498,000 in the first six months of 2003 from $10,612,000 in the prior year's first six months as a result of an increase in ship-operating days. Average daily vessel expenses in the first six months of 2003 compared with the first six months of 2002 were relatively unchanged. Time and bareboat charter hire expenses increased by $363,000 to $4,700,000 in the first six months of 2003 from $4,337,000 in the first six months of 2002 as a result of the inclusion of a chartered-in VLCC in which the Company has an interest along with certain other members of the Tankers pool partially offset by the termination of the charter-in on the Equatorial Lion. Depreciation and amortization increased by $3,083,000 to $17,645,000 from $14,562,000 in the first six months of 2002 as a result of the four vessel additions discussed above.

Aframax Segment

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                          -----------------------       ----------------------
                                                            2003           2002           2003           2002
                                                          --------       --------       --------      --------
TCE revenues (in thousands)                               $ 28,231       $ 19,491       $ 59,979      $ 35,956
Vessel expenses (in thousands)                              (5,266)        (5,583)       (10,315)      (10,635)
Time and bareboat charter hire expenses
  (in thousands)                                                --             --             --            --
Depreciation and amortization (in thousands)                (5,504)        (5,858)       (11,005)      (11,339)
                                                          --------       --------       --------      --------
Income from vessel operations (in thousands)              $ 17,461       $  8,050       $ 38,659      $ 13,982
                                                          ========       ========       ========      ========
Average daily TCE rate                                    $ 28,203       $ 18,371       $ 30,617      $ 17,270
Average number of vessels                                     11.0           12.0           11.0          11.7
Average number of vessels chartered in under
  operating leases                                              --             --             --            --
Number of revenue days                                       1,001          1,061          1,959         2,082
Number of ship-operating days                                1,001          1,092          1,991         2,115

During the second quarter of 2003, TCE revenues for the Aframax segment increased by $8,740,000, or 45%, to $28,231,000 from $19,491,000 in the second quarter of 2002. This improvement in TCE revenues resulted from an increase of $9,832 per day in the average daily TCE rate earned partially offset

                                                                       Form 10-Q
                                                                         Page 23


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

by a small decrease in revenue days. All of the vessels in the Aframax segment participate in the Aframax International pool. The decrease in revenue days resulted from the purchase, in the third quarter of 2002, of a 1994-built double hulled Aframax, offset by the sale, also in the third quarter of 2002, of two single-hulled Aframaxes. TCE revenues for the second quarter of 2003 reflect a loss of $877,000 generated by forward freight agreements. Although the Company entered into these forward freight agreements to convert a portion of its variable revenue stream from Aframax International to a fixed rate, such forward freight agreements do not qualify as effective cash flow hedges under FAS 133. Vessel expenses decreased by $317,000 to $5,266,000 in the second quarter of 2003 from $5,583,000 in the prior year's second quarter. Average daily vessel expenses increased by $163 per day principally due to increases in repair costs and insurance premiums.

During the first six months of 2003, TCE revenues for the Aframax segment increased by $24,023,000, or 67%, to $59,979,000 from $35,956,000 in the first six months of 2002. This improvement in TCE revenues resulted from an increase of $13,347 per day in the average daily TCE rate earned partially offset by a decrease in revenue days. The decrease in revenue days resulted from the delivery of one newbuilding Aframax in the first six months of 2002, the purchase, in the third quarter of 2002, of a 1994-built double hulled Aframax, offset by the sale of two single hulled Aframaxes. TCE revenues for the first six months of 2003 reflect a loss of $1,830,000 generated by forward freight agreements. Vessel expenses decreased marginally by $320,000 to $10,315,000 in the first six months of 2003 from $10,635,000 in the prior year's first six months. Average daily vessel expenses increased by $183 per day principally due to increases in repair costs and insurance premiums.

Product Carrier Segment

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                         --------------------------          --------------------------
                                                           2003               2002              2003               2002
                                                         --------          --------          --------          --------
TCE revenues (in thousands)                              $  9,642          $  8,416          $ 20,458          $ 17,287
Vessel expenses (in thousands)                             (2,918)           (3,675)           (6,363)           (7,358)
Time and bareboat charter hire expenses
  (in thousands)                                               --                --                --                --
Depreciation and amortization (in thousands)               (1,781)           (2,469)           (4,179)           (4,836)
                                                         --------          --------          --------          --------
Income from vessel operations (in thousands)             $  4,943          $  2,272          $  9,916          $  5,093
                                                         ========          ========          ========          ========
Average daily TCE rate                                   $ 17,660          $ 11,560          $ 16,701          $ 12,243
Average number of vessels                                     6.0               8.0               7.0               8.0
Average number of vessels chartered in under
  operating leases                                             --                --                --                --
Number of revenue days                                        546               728             1,225             1,412
Number of ship-operating days                                 546               728             1,246             1,448

During the second quarter of 2003, TCE revenues for the Product Carrier segment increased by $1,226,000, or 15%, to $9,642,000 from $8,416,000 in the second quarter of 2002. As of June 30, 2003, two of the four Bostonmaxes were operating on time charters extending through December 2003. This increase in TCE revenues resulted from an increase of $6,100 per day in the average daily TCE rate earned partially offset by a decrease in revenue days attributable to the sale of two of the four Panamaxes in the first quarter of 2003. Vessel expenses decreased by $757,000 to $2,918,000 in the second quarter of 2003 from $3,675,000 in the second quarter of 2002 as a result of the vessel sales. Average daily

                                                                       Form 10-Q
                                                                         Page 24


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

vessel expenses increased by $296 per day in the second quarter of 2003 compared with the second quarter of 2002. This increase was principally attributable to an increase in repair costs. Depreciation and amortization decreased by $688,000 to $1,781,000 from $2,469,000 in the second quarter of 2002 as a result of the vessel sales.

During the first six months of 2003, TCE revenues for the Product Carrier segment increased by $3,171,000, or 18%, to $20,458,000 from $17,287,000 in the first six months of 2002. This increase in TCE revenues resulted from an increase of $4,458 per day in the average daily TCE rate earned partially offset by a decrease in revenue days attributable to the sale of two of the segment's vessels late in the first quarter of 2003. Vessel expenses decreased by $995,000 to $6,363,000 in the first six months of 2003 from $7,358,000 in the first six months of 2002 as a result of the vessel sales. Average daily vessel expenses in the first six months of 2003 compared with the first six months of 2002 were relatively unchanged. Depreciation and amortization decreased by $657,000 to $4,179,000 from $4,836,000 in the first six months of 2002 as a result of the vessel sales.

U.S. Flag Crude Tanker Segment

TCE revenues in the second quarter and the first six months of 2003 for the U.S. Flag Crude Tanker segment were unchanged from the comparable 2002 periods because the segment's vessels are bareboat chartered at fixed rates to Alaska Tanker Company ("ATC").

All Other

As of June 30, 2003, the Company also owns and operates a U.S. Flag Pure Car Carrier, two U.S. Flag Handysize Product Carriers operating in the Jones Act trade, and a Foreign Flag Suezmax, all on long-term charter, as well as two U.S. Flag Dry Bulk Carriers that carry U.S. foreign aid grain cargoes and two Foreign Flag Dry Bulk Carriers that operate in a pool of Capesize Dry Bulk Carriers. The U.S. Flag Dry Bulk Carriers no longer meet the materiality threshold established by FAS 131 for disclosure as a reportable segment. This was due to the reduction in shipping revenues attributable to the sale of two of that segment's vessels during 2001 and 2002. TCE revenues increased by $5,930,000, or 50%, to $17,809,000 in the second quarter of 2003 from $11,879,000 in the second quarter of 2002 principally because of an increase of $8,755 per day in the average daily TCE rate earned, partially offset by a decrease in revenue days resulting from the sale in June 2002 of one U.S. Flag Dry Bulk Carrier. Vessel expenses decreased by $587,000 to $6,479,000 in the second quarter of 2003 from $7,066,000 in the second quarter of 2002 because of the vessel sale in June 2002. Depreciation and amortization expense increased by $1,516,000 to $5,352,000 in the second quarter of 2003 from $3,836,000 in the second quarter of 2002 because of the amortization of drydock costs that were incurred in the latter half of 2002.

TCE revenues increased by $7,579,000, or 29%, to $33,726,000 in the first six months of 2003 from $26,147,000 in the first six months of 2002 principally because of an increase of $6,486 per day in the average daily TCE rate earned, partially offset by a decrease in revenue days resulting from the sale in June 2002 of one U.S. Flag Dry Bulk Carrier. Vessel expenses decreased by $1,438,000 to $13,140,000 in the first six months of 2003 from $14,578,000 in the first six months of 2002 because of the vessel sale in June 2002. Depreciation and amortization expense increased by $1,945,000 to $9,826,000 in the first six months of 2003 from $7,881,000 in the first six months of 2002 because of the amortization of drydock costs that were incurred in the latter half of 2002.

                                                                       Form 10-Q
                                                                         Page 25


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

General and Administrative Expenses

During the second quarter of 2003, general and administrative expenses increased by $636,000 to $8,235,000 from $7,599,000 in the second quarter of 2002 principally due to the recording of a reserve for an expected loss of $544,000 in connection with the sublease of overseas office space.

During the first six months of 2003, general and administrative expenses increased by $3,835,000 to $19,280,000 from $15,445,000 in the first six months of 2002 principally due to severance payments of approximately $500,000 made in connection with the 2003 resignation of a senior officer, 2003 bonus payments aggregating $1,940,000 in recognition of the substantial completion of the Company's five year cost reduction program, increases in the cost of certain benefits and the reserve discussed in the preceding paragraph. General and administrative expenses for the third and fourth quarters of 2003 will include $600,000 per quarter of additional compensation to be recognized in connection with the retirement, effective December 31, 2003, of the Company's CEO (see Note O to the condensed financial statements).

Equity in Income of Joint Ventures:

During the second quarter of 2003, equity in income of joint ventures increased by $6,800,000 to $8,142,000 from $1,342,000 in the second quarter of 2002, principally due to a significant increase in average daily TCE rates earned by the joint venture vessels operating in pools, which more than offset the impact of a reduction in revenue days. The reduction in revenue days was attributable to the termination in April 2003 of the joint venture agreement with a major oil company for two VLCCs (see Note E to the condensed financial statements). These two vessels have been included in the VLCC segment from April 2003.

During the first six months of 2003, equity in income of joint ventures increased by $16,870,000 to $20,157,000 from $3,287,000 in the first six months of 2002, principally due to a significant increase in average daily TCE rates earned by the joint venture vessels operating in pools.

Equity in income of joint ventures for the three months and six months ended June 30, 2003 reflects the Company's share ($2,566,000) of a loss on disposal recognized in connection with the redemption of the other partner's interest in a joint venture in exchange for 100% of the stock of one of two vessel owning joint venture companies.

The following is a summary of the Company's interest in its joint ventures, excluding ATC (see discussion below), and the revenue days for the respective vessels since their acquisition date. Revenue days are adjusted for the Company's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. For the joint venture VLCCs operating in the Tankers pool, the ownership percentage reflected below is an average as of June 30, 2003. The Company's actual ownership percentages for these joint ventures range from 30% to 49.9%.

                                                                       Form 10-Q
                                                                         Page 26


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Joint Ventures (continued):

                                                                            NUMBER OF REVENUE DAYS
                                                                ----------------------------------------------
                                                 Average %         THREE MONTHS                 SIX MONTHS
                                                 Ownership        ENDED JUNE 30,               ENDED JUNE 30,
                                                 ---------      ------------------          ------------------
                                                                2003          2002          2003          2002
                                                                ----          ----          ----          ----
VLCCs operating in the spot market*                37.1%         268           238           535           455
Two VLCCs owned jointly with a major oil
  company operating on long-term charters          50.0%          14            91           104           181
One Aframax participating in Aframax
  International pool                               50.0%          45            46            90            91
                                                                ----          ----          ----          ----
Total                                                            327           375           729           727
                                                                ----          ----          ----          ----

* The increase in revenue days reflects the delivery of two VLCC newbuildings in February and July 2002 to joint ventures in which the Company has a 33.3% interest.

Additionally, the Company has a membership interest in ATC, a limited liability company that operates nine (10 during 2002) U.S. Flag Tankers transporting Alaskan crude oil for BP. The participation in ATC provides the Company with the opportunity to earn additional income (in the form of its share of incentive hire paid by BP to ATC) based on ATC's meeting certain predetermined performance standards.

Interest Expense:

The components of interest expense are as follows (in thousands):

                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                     JUNE 30,
                                    ----------------------      ----------------------
                                      2003          2002          2003           2002
                                    --------      --------      --------      --------
Interest before impact of swaps
  and capitalized interest          $ 13,440      $ 10,662      $ 24,797      $ 21,424
Impact of swaps                        3,019         3,878         5,945         7,657
Capitalized interest                  (1,047)         (672)       (2,180)       (2,267)
                                    --------      --------      --------      --------
Interest expense                    $ 15,412      $ 13,868      $ 28,562      $ 26,814
                                    ========      ========      ========      ========

Interest expense increased by $1,544,000 to $15,412,000 in the second quarter of 2003 from $13,868,000 in the second quarter of 2002 as a result of an increase in the average amount of debt outstanding of $24,000,000 and the impact of the issuance in March 2003 of 10-year senior unsecured notes with a coupon of 8.25% and the application of the resulting proceeds to repay amounts outstanding under long-term credit facilities (which bear interest at a margin above LIBOR), which increased the weighted average effective interest rates for debt (excluding capital lease obligations) outstanding at June 30, 2003 by 137 basis points to 6.37%. Such effects were partially offset by an increase of $375,000 ($1,047,000 in the second quarter of 2003 compared with $672,000 in the second quarter of
2002) in interest capitalized in connection with vessel construction and a decrease of 70 basis points in the average rate paid on floating rate debt to 2.4% in the second quarter of 2003 from 3.1% in the comparable quarter of 2002. The impact of this decline in rates was substantially offset by the impact of

                                                                       Form 10-Q
                                                                         Page 27


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense (continued):

floating-to-fixed interest rate swaps that increased interest expense by $3,019,000 in the second quarter of 2003 compared with an increase of $3,878,000 in the second quarter of 2002.

Interest expense increased by $1,748,000 to $28,562,000 in the first six months of 2003 from $26,814,000 in the first six months of 2002 as a result of an increase in the average amount of debt outstanding of $52,000,000, the impact of the issuance of the 10-year senior unsecured notes discussed in the preceding paragraph, and a decrease of $87,000 ($2,180,000 in the first six months of 2003 compared with $2,267,000 in the first six months of 2002) in interest capitalized in connection with vessel construction. Such increases were offset by a decrease of 60 basis points in the average rate paid on floating rate debt to 2.5% in the first six months of 2003 from 3.1% in the comparable period of 2002. The impact of this decline in rates was substantially offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $5,945,000 in the first six months of 2003 compared with an increase of $7,657,000 in the first six months of 2002.

Provision for Federal Income Taxes:

The provision for income taxes for the second quarter of 2003 reflects a $63,000 reduction in the valuation allowance offset recorded in 2002 against the deferred tax asset resulting from the write-down of certain marketable securities.

The provision for income taxes for the first six months of 2003 reflects a $2,324,000 reduction in the valuation allowance offset against the deferred tax asset resulting from the write-down of certain marketable securities.

The above reductions in the valuation allowance reflects increases subsequent to December 31, 2002 in fair values of securities previously written down and the effect of securities sold in 2003. The valuation allowance was established in 2002 because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future.

Newly Issued Accounting Standard:

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities. This represents a significant change from current rules, which require consolidation by the entity with voting control and according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance sheet financing. On July 1, 2003, the Company expects to consolidate the special purpose entity ("Alaska Equity Trust") that now owns these vessels and holds the associated bank debt used to purchase them. The special purpose entity's bank debt of approximately $39,900,000 as of June 30, 2003 is secured by the vessels but is otherwise nonrecourse to OSG. In addition, OSG did not issue any repayment or residual-value guaranties. Therefore, OSG is not exposed to any loss as a result of its involvement with Alaska Equity Trust. The Company does not believe that the effect of adoption of FASB Interpretation No. 46 and consolidation of Alaska Equity Trust will be material to either consolidated net income or consolidated financial position.

                                                                       Form 10-Q
                                                                         Page 28


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital:

Working capital at June 30, 2003 was approximately $70,000,000 compared with $77,000,000 at December 31, 2002. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $239,000,000 at June 30, 2003. Net cash provided by operating activities in the first six months of 2003 was more than $136,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2003) compared with net cash used in operating activities of $9,000,000 in the first six months of 2002. Net cash used in operating activities in the first six months of 2002 reflected $24,500,000 of payments with respect to estimated 2001 federal income taxes. The Company's reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company's vessels in quarters subsequent to June 30, 2003, compared with the actual TCE rates achieved during the first six months of 2003, will have a negative comparative impact on the amount of cash provided by operating activities. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

In March 2003, the Company issued $200,000,000 principal amount of senior unsecured notes ("Notes") in an unregistered offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The notes, which are due in March 2013, have a coupon of 8.25%. Proceeds from the offering of approximately $194,834,000 were used to repay a portion of the balances then outstanding under long-term revolving credit facilities. The Company has unsecured long-term revolving credit facilities aggregating $700,000,000, of which $237,000,000 was used at June 30, 2003, and an unsecured short-term revolving credit facility of $45,000,000, all of which was unused at June 30, 2003. The Company intends to refinance the outstanding balance of its 8% Notes, which mature in December 2003, using amounts available under long-term credit facilities. Accordingly, the aggregate amount outstanding of $70,028,000 has been classified as long-term.

The indenture pursuant to which the Notes were issued requires the Company to secure the Notes equally and comparably with any indebtedness under existing revolving credit facilities in the event OSG is required to secure the debt outstanding under such credit facilities as a result of a downgrade in the credit rating of senior unsecured debt.

The Company was in compliance with all of the financial covenants contained in the Company's debt agreements as of June 30, 2003. Existing financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

In addition, the secured nature of a portion of OSG's debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company's ability to obtain other financing.

                                                                       Form 10-Q
                                                                         Page 29


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

As of June 30, 2003, the joint ventures in which the Company participates had total bank debt of $272,219,000. The Company's percentage interests in these joint ventures range from 30% to 49.9%. The Company has guaranteed a total of $28,148,000 of the joint venture debt at June 30, 2003. The balance of the joint venture debt is nonrecourse to the Company. The amounts of the Company's guaranties are reduced as the principal amounts of the joint venture debt are paid down.

As of June 30, 2003, the Company had non-cancelable commitments for the construction of two double hulled foreign flag Aframax tankers for delivery in October 2003 and January 2004, with an aggregate unpaid cost of approximately $16,700,000. Unpaid costs, which are net of progress payments and prepayments, will be funded in 2003. The Company expects to finance such vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such rates are volatile. Cancellation of these contracts by the Company, except as provided in the contracts, could require the Company to reimburse the shipyard for any losses that the shipyard may incur as a result of such cancellation.

The Company has used interest rate swaps to effectively convert a portion of its debt from a floating to a fixed rate basis. These agreements contain no leverage features and have various maturity dates from July 2005 to August 2014. As of June 30, 2003, the interest rate swaps effectively convert the Company's interest rate exposure on $295,000,000 from a floating rate based on LIBOR to an average fixed rate of 6.67%.

EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table is a reconciliation of net income, as reflected in the condensed consolidated statements of operations, to EBITDA:

                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                          JUNE 30,                    JUNE 30,
                                   ----------------------      ----------------------
                                     2003          2002          2003           2002
                                   --------      --------      --------      --------
Net income                         $ 41,840      $  3,670      $ 86,075      $  4,414
Provision for federal income
  taxes                              18,300         2,185        34,311         2,510
Interest expense                     15,412        13,868        28,562        26,814
Depreciation and amortization        22,208        19,758        42,656        38,618
                                   --------      --------      --------      --------
EBITDA                             $ 97,760      $ 39,481      $191,604      $ 72,356
                                   ========      ========      ========      ========

                                                                       Form 10-Q
                                                                         Page 30


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

The ratios of earnings to fixed charges for the six months ended June 30, 2003 and 2002 were 4.1x and 1.1x, respectively. The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges. Fixed charges consist of all interest (both expensed and capitalized), amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

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

In September 2002, the Company entered into 11 year floating-to-fixed amortizing interest rate swaps with major financial institutions with notional amounts aggregating $110,000,000 that commence in the third quarter of 2003. These swaps are designated and qualify as cash flow hedges.

The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company's leverage. As of June 30, 2003, there was no balance outstanding under such facility.

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2003 and for the three months and six months ended June 30, 2003 and 2002 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

                                                                       Form 10-Q
                                                                         Page 31


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Item 4. Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures were effective as of June 30, 2003 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.

                                                                       Form 10-Q
                                                                         Page 32


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 3, 2003, the stockholders elected twelve directors, each for a term of one year, and approved the appointment of Ernst & Young LLP as independent auditors for the year 2003. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. A total of 31,513,750 shares were voted with respect to each of the aforementioned matters, and there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

                                NUMBER OF SHARES
--------------------------------------------------------------------------------
                                                                   WITHHELD
NAME OF NOMINEE FOR DIRECTOR                VOTED FOR          AUTHORITY TO VOTE
----------------------------               ----------          -----------------

Oudi Recanati                              31,297,413                216,337
Morton P. Hyman                            26,539,420              4,974,330
Robert N. Cowen                            26,560,574              4,953,176
Alan  R. Batkin                            31,371,156                142,594
Thomas B. Coleman                          31,372,029                141,721
Charles Fribourg                           31,371,517                142,233
William L. Frost                           30,713,165                800,585
Stanley Komaroff                           27,152,999              4,360,751
Solomon N. Merkin                          31,371,667                142,083
Joel I. Pickett                            30,713,242                800,508
Ariel Recanati                             30,726,787                786,963
Michael J. Zimmerman                       30,713,196                800,554

The resolution to approve the appointment of Ernst & Young LLP as independent auditors was adopted by a vote of 30,438,483 shares in favor, 1,068,690 shares against and 6,577 shares abstained.

Item 6(a). Exhibits

See Exhibit Index on page 35.

Item 6(b). Reports on Form 8-K

During the quarter ended June 30, 2003, the Registrant filed one Current Report on Form 8-K. The Registrant disclosed under Item 9 of the Current Report, which was dated May 13, 2003, that it had issued a press release on May 13, 2003 with respect to the Registrant's results for the quarter ended March 31, 2003.

                                                                       Form 10-Q
                                                                         Page 33


Ernst & Young LLP        5 Times Square                 Phone: 212 773-3000
                         New York, New York 10036

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 2003 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year then ended, not presented herein, and in our report dated February 24, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                       ERNST & YOUNG LLP

New York, New York
August 6, 2003

                                                                       Form 10-Q
                                                                         Page 34


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

                              OVERSEAS SHIPHOLDING GROUP, INC.
                              --------------------------------
                                       (Registrant)


Date: August 7, 2003          /s/ Morton P. Hyman
                              --------------------------------------------------
                              Morton P. Hyman
                              Chairman, President and Chief Executive Officer


Date: August 7, 2003          /s/ Myles R. Itkin
                              --------------------------------------------------
                              Myles R. Itkin
                              Senior Vice President, Chief Financial Officer and
                                 Treasurer

                                                                       Form 10-Q
                                                                         Page 35


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

12            Computation of Ratio of Earnings to Fixed Charges.

15            Letter from Ernst & Young LLP.

31.1          Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
              Officer.

31.2          Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
              Officer.

32 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

NOTE: Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.