Form 10-Q
period 2003-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2003-10-30
CIK 75208

Form 10-Q
                                                                          Page 1


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                               YES  |X|   NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Shares outstanding as of October 29, 2003 - 35,654,462

                                                                       Form 10-Q
                                                                          Page 2


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2003            2002
                                                                   -------------   ------------
                                                                    (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents                                           $    88,301    $    36,944
Investments in marketable securities - Note G                                --         28,796
Voyage receivables, including unbilled of $28,619 and $35,637            33,424         38,755
Other receivables, including federal income taxes recoverable of
   $5,765 and $6,098                                                     14,423         12,777
Inventories and prepaid expenses                                          6,552          6,115
                                                                    -----------    -----------
       Total Current Assets                                             142,700        123,387

Capital Construction Fund - Note G                                      239,956        231,072
Vessels, at cost, less accumulated depreciation of $446,571 and
   $423,344 - Note I                                                  1,421,548      1,383,744
Vessels under Capital Leases, less accumulated amortization of
   $93,093 and $89,060                                                   28,996         33,030
Investments in Joint Ventures - Note F                                  120,655        168,315
Other Assets                                                             79,163         95,294
                                                                    -----------    -----------
       Total Assets                                                 $ 2,033,018    $ 2,034,842
                                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and sundry liabilities and accrued expenses        $    47,365    $    25,172
Federal income taxes                                                      4,735             --
Short-term debt and current installments of long-term debt               33,285         14,284
Current obligations under capital leases                                  5,436          6,791
                                                                    -----------    -----------
       Total Current Liabilities                                         90,821         46,247

Long-term Debt - Note I                                                 814,027        932,933
Obligations under Capital Leases                                         49,022         52,102
Deferred Federal Income Taxes ($151,317 and $134,204), Deferred
   Credits and Other Liabilities - Notes H and J                        200,229        219,411

Shareholders' Equity - Notes H, J and K                                 878,919        784,149
                                                                    -----------    -----------
       Total Liabilities and Shareholders' Equity                   $ 2,033,018    $ 2,034,842
                                                                    ===========    ===========

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 3


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          ----------------------------    ----------------------------
                                                            SEPT. 30,       SEPT. 30,       SEPT. 30,       SEPT. 30,
                                                              2003            2002            2003            2002
                                                          ------------    ------------    ------------    ------------
Shipping Revenues - Note D:
Time and bareboat charter revenues, including vessels
   operating in pools and $7,013, $7,013, $21,039 and
   $21,039 received from a 37.5% owned joint venture      $     75,528    $     50,531    $    294,217    $    158,952
Voyage charter revenues                                         14,551          18,424          48,996          54,243
                                                          ------------    ------------    ------------    ------------
                                                                90,079          68,955         343,213         213,195
Voyage expenses                                                 (5,903)         (6,761)        (17,610)        (23,801)
                                                          ------------    ------------    ------------    ------------
Time Charter Equivalent Revenues                                84,176          62,194         325,603         189,394
                                                          ------------    ------------    ------------    ------------
Ship Operating Expenses:
Vessel expenses                                                 23,345          20,598          65,668          63,722
Time and bareboat charter hire expenses, including $20,
   $1,918, $1,766 and $6,254 paid to a 50% owned joint
   venture - Notes F and L                                       3,481           6,130          15,968          18,474
Depreciation and amortization                                   23,641          20,466          67,044          59,781
General and administrative                                       7,697           6,912          26,230          21,660
                                                          ------------    ------------    ------------    ------------
Total Ship Operating Expenses                                   58,164          54,106         174,910         163,637
                                                          ------------    ------------    ------------    ------------
Income from Vessel Operations                                   26,012           8,088         150,693          25,757
Equity in Income of Joint Ventures - Note F                      4,417           1,475          24,574           4,762
                                                          ------------    ------------    ------------    ------------
Operating Income                                                30,429           9,563         175,267          30,519
Other Income/(Expense) - Note M                                  3,876         (32,467)          7,986         (19,685)
                                                          ------------    ------------    ------------    ------------
                                                                34,305         (22,904)        183,253          10,834
Interest Expense                                                16,480          13,267          45,042          40,081
                                                          ------------    ------------    ------------    ------------
Income/(Loss) before Federal Income Taxes                       17,825         (36,171)        138,211         (29,247)
Provision/(Credit) for Federal Income Taxes -
   Note J                                                        3,789          (6,510)         38,100          (4,000)
                                                          ------------    ------------    ------------    ------------
Net Income/(Loss)                                         $     14,036    $    (29,661)   $    100,111    $    (25,247)
                                                          ============    ============    ============    ============

Weighted Average Number of Common Shares Outstanding -
Note N:
   Basic net income                                         34,955,851      34,426,557      34,648,379      34,381,483
   Diluted net income                                       35,273,133      34,426,557      34,937,901      34,381,483

Per Share Amounts:
   Basic net income                                       $       0.40    $      (0.86)   $       2.89    $      (0.73)
   Diluted net income                                     $       0.40    $      (0.86)   $       2.87    $      (0.73)
   Cash dividends declared                                $      0.175    $       0.15    $       0.65    $       0.60

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                            --------------------------
                                                             SEPT. 30,       SEPT. 30,
                                                               2003            2002
                                                            ----------      ----------

Net cash provided by operating activities                   $  181,578      $    2,686
                                                            ----------      ----------

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities                    34,674          32,164
Expenditures for vessels, including $19,178 and $101,504
   related to vessels under construction                       (76,774)       (134,733)
Proceeds from disposal of vessels                               80,296          12,729
Investments in and advances to joint ventures                  (16,656)        (17,844)
Distributions from joint ventures                                6,612           5,612
Purchases of other investments                                    (846)           (703)
Proceeds from dispositions of other investments                 10,541           1,885
Other - net                                                       (568)         (1,263)
                                                            ----------      ----------
Net cash provided by/(used in) investing activities             37,279        (102,153)
                                                            ----------      ----------

Cash Flows from Financing Activities:
Issuance of long-term debt, net of issuance costs              194,849         256,000
Payments on debt and obligations under capital leases         (356,337)       (158,423)
Cash dividends paid                                            (16,425)        (15,470)
Issuance of common stock upon exercise of stock options         11,975           2,311
Other - net                                                     (1,562)         (2,140)
                                                            ----------      ----------
Net cash provided by/(used in) financing activities           (167,500)         82,278
                                                            ----------      ----------

Net increase/(decrease) in cash and cash equivalents            51,357         (17,189)
Cash and cash equivalents at beginning of period                36,944          30,256
                                                            ----------      ----------
Cash and cash equivalents at end of period                  $   88,301      $   13,067
                                                            ==========      ==========

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

                                                                                                           Accumulated
                                                                                                              Other
                                                                Paid-in                 Treasury Stock    Comprehensive
                                                       Common  Additional Retained   --------------------    Income/
                                                       Stock*   Capital   Earnings     Shares     Amount     (Loss)**     Total
                                                       ------- ---------- ---------  ----------  -------- ------------- --------
Balance at January 1, 2003                             $39,591  $106,154  $ 731,201   5,139,684  $(70,270)  $ (22,527)  $784,149
                                                                                                                        --------
Net Income                                                                  100,111                                      100,111
Cumulative Effect of Change in Accounting Principle,
   net of tax benefit of $902 - Note C                                                                         (1,674)    (1,674)
Net Unrealized Holding Gains on Available-For-Sale
   Securities                                                                                                   3,053      3,053
Effect of Derivative Instruments                                                                                  932        932
                                                                                                                        --------
Comprehensive Income                                                                                                     102,422***
                                                                                                                        --------
Cash Dividends Declared                                                     (22,608)                                     (22,608)
Deferred Compensation Related to Options Granted                     226                                                     226
Options Exercised and Employee Stock Purchase Plan                (1,332)              (883,285)   13,307                 11,975
Tax Benefit Related to Options Exercised                           2,755                                                   2,755
                                                       -------  --------  ---------  ----------  --------   ---------   --------
Balance at September 30, 2003                          $39,591  $107,803  $ 808,704   4,256,399  $(56,963)  $ (20,216)  $878,919
                                                       =======  ========  =========  ==========  ========   =========   ========

Balance at January 1, 2002                             $39,591  $103,529  $ 769,457   5,312,867  $(72,868)  $ (26,283)  $813,426
                                                                                                                        --------
Net Loss                                                                    (25,247)                                     (25,247)
Net Unrealized Holding Gains on Available-For-Sale
   Securities                                                                                                   2,404      2,404
Effect of Derivative Instruments                                                                              (13,212)   (13,212)
Minimum Pension Liability                                                                                         279        279
                                                                                                                        --------
Comprehensive  Loss                                                                                                      (35,776)***
                                                                                                                        --------
Cash Dividends Declared                                                     (20,635)                                     (20,635)
Deferred Compensation Related to Options Granted                   1,697                                                   1,697
Options Exercised and Employee Stock Purchase Plan                    23               (152,492)    2,288                  2,311
Tax Benefit Related to Options Exercised                             321                                                     321
                                                       -------  --------  ---------  ----------  --------   ---------   --------
Balance at September 30, 2002                          $39,591  $105,570  $ 723,575   5,160,375  $(70,580)  $ (36,812)  $761,344
                                                       =======  ========  =========  ==========  ========   =========   ========

* Par value $1 per share; 60,000,000 shares authorized and 39,590,759 shares issued.

**    Amounts are net of tax.

*** Comprehensive income was $16,384 for the three months ended September 30, 2003. There was a comprehensive loss of $36,726 for the three months ended September 30, 2002.

See notes to condensed consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The condensed consolidated statements of operations for the three months and nine months ended September 30, 2002 have been reclassified to conform to the 2003 presentation of certain items.

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

Note B - Significant Accounting Policy:

Stock-based compensation - As of September 30, 2003, the Company had one stock-based employee compensation plan and one non-employee director plan. The Company accounts for those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock. The following table presents the effects on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based compensation.

                                                                       Form 10-Q
                                                                          Page 7


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note B - Significant Accounting Policy (continued):

                                            IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                       ------------------------------------------------
                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                       ----------------------    ----------------------
                                          2003         2002         2003         2002
                                       ---------    ---------    ---------    ---------
Net income/(loss), as reported         $  14,036    $ (29,661)   $ 100,111    $ (25,247)
Deduct: Total stock-based
   compensation expense determined
   under fair value based method for
   all awards, net of tax                    (16)         (81)        (141)        (483)
                                       ---------    ---------    ---------    ---------
Pro forma net income/(loss)            $  14,020    $ (29,742)   $  99,970    $ (25,730)
                                       =========    =========    =========    =========
Per share amounts:
   Basic - as reported                 $    0.40    $   (0.86)   $    2.89    $   (0.73)
   Basic - pro forma                   $    0.40    $   (0.86)   $    2.89    $   (0.75)
   Diluted - as reported               $    0.40    $   (0.86)   $    2.87    $   (0.73)
   Diluted - pro forma                 $    0.40    $   (0.86)   $    2.86    $   (0.75)

Note C - Change in Accounting Principle:

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities. This represents a significant change from the existing rules, which required consolidation by the entity with voting control; and, according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance sheet financing. On July 1, 2003, the Company consolidated the special purpose entity ("Alaska Equity Trust") that now owns these vessels and holds the associated bank debt used to purchase them. The vessels were recorded in the condensed consolidated balance sheet based on their carryover bases, that is, as if FIN 46 had been effective at the time of the 1999 sale-leaseback. The special purpose entity's debt of $38,917,000 as of September 30, 2003 is secured by the vessels but is otherwise nonrecourse to OSG. In addition, OSG did not issue any repayment or residual-value guaranties. Therefore, OSG is not exposed to any loss as a result of its involvement with Alaska Equity Trust. The cumulative effect of this change in accounting principle on the Company's consolidated balance sheet as of July 1, 2003 was to increase total assets by $25,079,000 (principally to reflect the reconsolidation of the vessels), to increase liabilities by $26,753,000 (principally to reflect debt of Alaska Equity Trust of $45,034,000 partially offset by the elimination of the unamortized balance of the deferred gain on the 1999 sale-leaseback of $21,141,000) and to reduce shareholders' equity by $1,674,000 (to reflect the fair value of Alaska Equity Trust's floating-to-fixed interest rate swaps included in accumulated other comprehensive income/(loss)). The cumulative effect of such accounting change on net income/(loss) was insignificant.

                                                                       Form 10-Q
                                                                          Page 8


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note D - Segment Reporting:

The Company has four reportable segments: Foreign Flag VLCCs, Aframaxes, and Product Carriers, which participate in the international markets, and U.S. Flag Crude Tankers, which participate in the U.S. Flag trades. U.S. Flag Dry Bulk Carriers no longer meet the materiality thresholds for disclosure as a reportable segment as established by Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Information about the Company's reportable segments as of and for the three month and nine month periods ended September 30, 2003 and 2002 follows:

                                                    Foreign Flag
                                       --------------------------------------    U.S. Flag
                                                                    Product        Crude
In thousands                               VLCCs      Aframaxes     Carriers      Tankers     All other      Totals
-----------------------------------------------------------------------------    ----------   ----------   ----------
Three months ended Sept. 30, 2003:
  Shipping revenues *                  $   31,769    $   20,552    $    9,546    $    7,013   $   21,199   $   90,079
  Time charter equivalent revenues         31,558        20,397         7,279         7,013       17,929       84,176
  Income from vessel operations            11,247         9,359         2,323         4,882        5,898       33,709**
  Equity in income of joint ventures        2,172           355            --         1,890           --        4,417
  Gain on disposal of vessels                  --             7            --            --            7           14
Total assets at September 30, 2003        908,616       466,376        65,238        26,666      160,526    1,627,422

Nine months ended Sept. 30, 2003:
  Shipping revenues *                     146,871        80,453        36,258        21,039       58,592      343,213
  Time charter equivalent revenues        144,796        80,376        27,737        21,039       51,655      325,603
  Income from vessel operations            89,642        48,018        12,239        11,761       15,263      176,923**
  Equity in income of joint ventures       17,641         2,209            --         4,664           60       24,574
  Loss on disposal of vessels                  --             7          (858)           --            7         (844)

Three months ended Sept. 30, 2002:
  Shipping revenues *                      17,514        16,267        13,728         7,013       14,433       68,955
  Time charter equivalent revenues         17,109        16,167         9,549         7,013       12,356       62,194
  Income from vessel operations             1,989         5,040         3,257         3,431        1,283       15,000**
  Equity in income of joint ventures         (132)          (27)           --         1,541           93        1,475
  Loss on disposal of vessels                  --        (1,549)           --            --           --       (1,549)
Total assets at September 30, 2002        872,941       492,114        93,207         7,153      168,075    1,633,490

Nine months ended Sept. 30, 2002:
  Shipping revenues *                      51,902        52,159        39,372        21,039       48,723      213,195
  Time charter equivalent revenues         50,893        52,123        26,836        21,039       38,503      189,394
  Income from vessel operations             6,262        19,022         8,351        10,314        3,468       47,417**
  Equity in income of joint ventures          536          (207)           --         4,342           91        4,762
  Loss on disposal of vessels                  --        (1,549)           --            --          688         (861)

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

Note D -Segment Reporting (continued):

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

                                                         IN THOUSANDS AS OF
                                                   -----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2003            2002
                                                   -------------   -------------
Total assets of all segments                       $   1,627,422   $   1,633,490
Corporate cash and securities, including Capital
  Construction Fund                                      328,257         266,144
Other unallocated amounts                                 77,339          75,222
                                                   -------------   -------------
Consolidated total assets                          $   2,033,018   $   1,974,856
                                                   =============   =============

Note E - Assets and Liabilities of Foreign Subsidiaries:

Condensed summaries of the combined assets and liabilities of the Company's foreign subsidiaries, whose operations are principally conducted in U.S. dollars, follow:

                                                              IN THOUSANDS AS OF
                                                         ----------------------------
                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2003           2002
                                                         -------------  -------------
Current assets                                           $     118,661  $      54,186
Vessels, net                                                 1,355,830      1,337,260
Other assets                                                   106,214        165,324
                                                         -------------  -------------
Total Assets                                             $   1,580,705  $   1,556,770
                                                         =============  =============

Current installments of long-term debt                   $      14,284  $      14,284
Other current liabilities                                       10,294         10,461
                                                         -------------  -------------
Total current liabilities                                       24,578         24,745

Long-term debt, deferred credits and other liabilities,
  including intercompany debt of $73,000 as of
  September 30, 2003                                           310,845        451,881
Equity                                                       1,245,282      1,080,144
                                                         -------------  -------------
Total Liabilities and Equity                             $   1,580,705  $   1,556,770
                                                         =============  =============

Note F - Joint Ventures:

As of September 30, 2003, the Company is a partner in joint ventures that own eight foreign flag vessels (seven VLCCs and one Aframax).

                                                                       Form 10-Q
                                                                         Page 10


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note F - Joint Ventures (continued):

A condensed summary of the results of operations of the joint ventures follows:

                                                     IN THOUSANDS
                                    ------------------------------------------------
                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                    ----------------------    ----------------------
                                       2003         2002         2003         2002
                                    ---------    ---------    ---------    ---------
Time charter equivalent revenues    $  63,902    $  59,729    $ 241,011    $ 177,199
Ship operating expenses               (51,744)     (52,988)    (161,175)    (155,088)
Loss on vessel disposal                    --           --       (5,132)          --
                                    ---------    ---------    ---------    ---------
Income from vessel operations          12,158        6,741       74,704       22,111
Other income                               47          125          217          479
Interest expense *                     (2,530)      (7,257)     (16,735)     (19,341)
                                    ---------    ---------    ---------    ---------
Net income/(loss)                   $   9,675    $    (391)   $  58,186    $   3,249
                                    =========    =========    =========    =========

* Interest expense includes interest on subordinated loans payable to the joint venture partners of $1,023 (three months ended September 30, 2003), $4,097 (three months ended September 30, 2002), $10,470 (nine months ended September 30, 2003) and $10,296 (nine months ended September 30, 2002). The Company's share of such interest is eliminated in recording the results of the joint ventures by the equity method.

In January 2003, a joint venture in which the Company has a 50% interest borrowed $15,375,000. The proceeds from such borrowing were used to repay the capital contributions received from the shareholders in 2002 to purchase an Aframax tanker that had previously been chartered in by such joint venture.

As of September 30, 2003, the joint ventures in which the Company had interests ranging from 30% to 49.9% had bank debt of $225,342,000 and subordinated loans payable to all joint venture partners of $112,191,000. The Company's guaranties in connection with the joint ventures' bank financings, which are otherwise nonrecourse to the joint venture partners, aggregated $30,783,000 at September 30, 2003. The amounts of these guaranties are reduced as the bank loans are paid down. These guaranties remain outstanding until the related debt matures at dates ranging between March 2005 and June 2009.

In April 2003, OSG effectively acquired its partner's 50% interest in a joint venture that owned two VLCCs, resulting in such vessels becoming 100% owned. Accordingly, the results of these two vessels are included in the condensed consolidated statements of operations from the effective date of the transaction. The acquisition was accomplished through the joint venture's redemption of our partner's shares in exchange for one of the venture's two vessel owning subsidiaries, followed by our purchase from the partner of such vessel for $56,500,000. In accordance with provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the joint venture recognized a loss on disposal of $5,132,000 based on the excess of the carrying amount of the vessel transferred to our former partner over its fair value. The Company's share of such charge of $2,566,000 is reflected in equity in income of joint ventures in the condensed consolidated statements of operations.

                                                                       Form 10-Q
                                                                         Page 11


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note F - Joint Ventures (continued):

The Company completed transactions with partners Euronav Luxembourg SA ("Euronav") and Frontline Ltd. ("Frontline") to restructure the relative ownership interests in five joint venture companies, each of which owned a VLCC. These transactions, which increased OSG's overall joint venture interest by the equivalent of one third of a vessel, were effective as of July 1, 2003. In one transaction, the Company, jointly with Frontline, acquired Euronav's 33.33% interest in the joint venture companies owning the Ariake and Sakura I for cash of approximately $20,000,000, thereby increasing the Company's share in such joint ventures to 49.889%. In a second transaction, the Company exchanged its 33.33% interest in the Ichiban with Euronav for a portion of Euronav's interest in the Tanabe and Hakata, thereby increasing the Company's interest in these joint ventures to 49.889%. Frontline continues as our partner with the remaining interest in these four vessels. The Ichiban became wholly owned by Euronav as of July 1, 2003.

Note G - Investments in Marketable Securities and Capital Construction Fund:

Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and the length of time that the declines had been sustained, management concluded that declines in fair value of certain securities in the Capital Construction Fund with an aggregate cost basis of $16,187,000 as of March 31, 2003 were other than temporary. Accordingly, during the first quarter of 2003, the Company recorded impairment losses aggregating $4,756,000 related to such securities in the accompanying condensed consolidated statement of operations.

During the first nine months of 2003, the Company sold certain securities for which impairment losses aggregating $26,140,000 had previously been recorded in 2002, resulting in the recognition of gains of $1,947,000 in the three months ended September 30, 2003 and $11,872,000 in the nine months ended September 30, 2003 (see Note M).

Note H - Derivatives:

As of September 30, 2003, the Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $442,000,000 pursuant to which it pays fixed rates ranging from 4.6% to 8.3% and receives floating rates based on LIBOR (approximately 1.2% as of September 30, 2003). These agreements contain no leverage features and have various maturity dates from July 2005 to August 2014. As of September 30, 2003, the Company has recorded a liability of $31,747,000 related to the fair values of these swaps in other liabilities.

As of September 30, 2003, the Company is a party to forward freight agreements maturing in December 2003 with a remaining notional value of $2,092,000. As of September 30, 2003, the Company has recorded a liability of $312,000 related to the fair value of these agreements, which do not qualify as effective hedges, in other liabilities.

                                                                       Form 10-Q
                                                                         Page 12


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note I - Debt:

In March 2003, the Company issued $200,000,000 principal amount of senior unsecured notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. In August 2003, the Company exchanged all of the notes issued in the private offering for an equal amount of notes registered under the Securities Act of 1933. The terms of the registered notes are identical in all material respects to the notes issued in the private offering. The notes, which are due in March 2013, have a coupon of 8.25% and are non-callable for a period of five years from the date of issuance. Proceeds from the offering of approximately $194,849,000 were used to repay a portion of the balances then outstanding under long-term revolving credit facilities.

As of September 30, 2003, the Company had unsecured long-term credit facilities aggregating $650,000,000, of which $438,000,000 was unused. In addition, the Company has an unsecured short-term credit facility of $45,000,000, of which $34,900,000 was unused at September 30, 2003.

In August and October 2003, the Company concluded two new five-year unsecured revolving credit facilities aggregating $330,000,000, which together with its existing $350,000,000 long-term credit facility that matures in December 2006, results in aggregate long-term revolving credit availability of $680,000,000. The maturities of the two newly executed facilities may, subject to lender approval, be extended for two, one-year periods on the first and second anniversary dates of each of the two facilities. The terms, conditions and financial covenants contained in both agreements are more favorable than those contained in the existing long-term revolving credit facility that matures in December 2006. Borrowings under both of the new facilities bear interest at a rate based on LIBOR plus a margin. In consideration of entering into these two new revolving credit facilities, the Company reduced the maximum availability under its revolving credit facility that matures in April 2005 to $150,000,000 from $350,000,000 by September 30, 2003 and terminated the facility in October 2003.

The Company intends to refinance the $69,844,000 balance of its 8% Notes, which mature in December 2003, using amounts available under the long-term revolving credit facilities. Accordingly, such amount has been classified as long-term as of September 30, 2003.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

As of September 30, 2003, approximately 26.3% of the net book amount of the Company's vessels, representing seven foreign flag tankers and the four U.S. Flag Crude Tankers, is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, approximated $43,909,000 and $38,199,000 for the nine months ended September 30, 2003 and 2002, respectively.

                                                                       Form 10-Q
                                                                         Page 13


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note J - Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax. Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $24,775,000 (three months ended September 30, 2003), $161,157,000 (nine months ended September 30, 2003) and $1,144,000 (nine months ended September 30, 2002), before any U.S. income tax effect. There was a loss from foreign shipping operations of $2,953,000 for the three months ended September 30, 2002. Prior to 1987, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at September 30, 2003 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. No provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of September 30, 2003, since it is intended that such undistributed earnings ($19,400,000 at September 30, 2003) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $6,800,000.

The components of the provisions for federal income taxes follow:

                                  IN THOUSANDS
                 -----------------------------------------------
                   THREE MONTHS ENDED        NINE MONTHS ENDED
                     SEPTEMBER 30,             SEPTEMBER 30,
                 ---------------------     ---------------------
                   2003         2002         2003         2002
                 --------     --------     --------     --------
Current          $  2,149     $   (258)    $ 19,480     $   (482)
Deferred            1,640       (6,252)      18,620       (3,518)
                 --------     --------     --------     --------
                 $  3,789     $ (6,510)    $ 38,100     $ (4,000)
                 ========     ========     ========     ========

During 2002, the Company established a valuation allowance of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities. The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future. The valuation allowance was recorded as a reduction in the federal income tax credit in 2002. During the nine months ended September 30, 2003, the Company reduced the valuation allowance by $2,324,000 based on subsequent increases in the fair value of securities previously written down. The reduction in the valuation allowance has been recorded as a reduction in the provision for federal income taxes in the accompanying condensed consolidated statements of operations of $2,324,000 for the nine months ended September 30, 2003.

Actual income taxes paid during the nine months ended September 30, 2003 amounted to $14,524,000. Actual income taxes paid during the nine months ended September 30, 2002 amounted to $24,500,000, all of which related to 2001.

                                                                       Form 10-Q
                                                                         Page 14


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note K - Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the accompanying condensed balance sheets follow:

                                                         IN THOUSANDS AS OF
                                                    ---------------------------
                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2003           2002
                                                    -------------  ------------
Unrealized gains on available-for-sale securities   $      3,385   $        332
Unrealized losses on derivative instruments              (20,636)       (19,894)
Minimum pension liability                                 (2,965)        (2,965)
                                                    ------------   ------------
                                                    $    (20,216)  $    (22,527)
                                                    ============   ============

Note L - Leases:

In June 2003, the Company entered into a sale-leaseback agreement for the Meridian Lion, which lease is classified as an operating lease. The gain on the sale was deferred and is being amortized over the eight year term of the lease. The lease agreement contains no renewal or purchase options.

Note M - Other Income/(Expense):

Other income/(expense) consists of:

                                                           IN THOUSANDS
                                            --------------------------------------------
                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                            --------------------    --------------------
                                              2003        2002        2003        2002
                                            --------    --------    --------    --------
Investment income:
Interest and dividends                      $  1,486    $  1,735    $  4,463    $  7,247
Gain/(loss) on sale of securities, net of
  unrealized loss on other investments         1,573      (1,027)      8,252       1,656
Write-down of marketable securities -
   Note G                                         --     (31,976)     (4,756)    (31,976)
Foreign currency exchange gain                    --         272          --       3,755
                                            --------    --------    --------    --------
                                               3,059     (30,996)      7,959     (19,318)

Gain/(loss) on sale of vessels                    14      (1,549)       (844)       (861)
Gain on derivative transactions                   --          --          --         325
Miscellaneous - net                              803          78         871         169
                                            --------    --------    --------    --------
                                            $  3,876    $(32,467)   $  7,986    $(19,685)
                                            ========    ========    ========    ========

                                                                       Form 10-Q
                                                                         Page 15

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note N - Capital Stock and Per Share Amounts:

In July 2003, options covering 9,000 shares were granted at $22.07 (the market price at the date of grant) under the 1999 non-employee director (as defined) stock option plan. In April 2003, options covering 4,669 shares were granted at $18.16 (the market price at the date of the grant) under the Company's 1998 stock option plan. In February 2003, options covering 7,500 shares were granted at $16.35 (the market price at the date of grant) under the 1999 non-employee director stock option plan. The Company follows APB 25 and related interpretations in accounting for its stock options. For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123, the fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of options granted in 2003 was $5.59 per share.

Diluted net income per share gives effect to stock options for 2003. Such options have not been included in the computation of diluted net (loss) per share for the three and nine months ended September 30, 2002 since their effect thereon would be antidilutive.

Note O - Commitments:

As of September 30, 2003, the Company had remaining commitments of $16,700,000 on non-cancelable contracts for the construction of two double hulled foreign flag Aframax tankers scheduled for delivery in October 2003 and January 2004. Unpaid costs, which are net of $64,300,000 of progress payments and prepayments, will be funded in the fourth quarter of 2003. The progress payments are covered by refundment guaranties.

Note P - Agreement with an Executive Officer:

The Company entered into an agreement dated June 23, 2003 in connection with the retirement, effective December 31, 2003, of the Company's chief executive officer ("CEO"). The agreement provides, among other matters, for a payment of $1,200,000 to be made to the CEO in January 2004. Accordingly, the Company is recognizing this $1,200,000 expense ratably over the period from June 23, 2003 through December 31, 2003. The agreement also provides for the payment of the CEO's unfunded, nonqualified pension plan obligation in January 2004, at which time the Company will recognize, as a charge to earnings, a settlement loss of approximately $3,500,000 in accordance with the provisions of Statement of Financial Accounting Standards No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

                                                                       Form 10-Q
                                                                         Page 16


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note Q - Legal Matters:

On September 11, 2003, the Department of Transport of the Government of Canada commenced an action in the Provincial Court of New Brunswick against the Company's international flag Product Carrier, the Uranus, charging the vessel with violation of the Canadian Oil Pollution Prevention Regulations promulgated under the Canada Shipping Act with respect to discrepancies in the vessel's oil record book during the period between December 2002 and March 2003. The regulations provide for a maximum fine for each of the six alleged violations not to exceed Cdn.$200,000 (approximately $152,000). The Company has not been charged with making any improper discharge into the environment.

Subsequently, on October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Uranus and the Company's handling of waste oils. The Company is cooperating with the U.S. investigation.

In accordance with Financial Accounting Standards No. 5, "Contingent Liabilities" ("FAS 5") the Company assessed the likelihood of incurring any liability as a result of the Canadian action or the U.S. investigation. The maximum fine for the six alleged violations in the Canadian action is Cdn.$1,200,000 (approximately $912,000). Management is currently investigating the facts relating to these charges but believes that if any record keeping violations occurred, there are mitigating factors that are likely to reduce any fines that could be assessed. Accordingly, management is unable to estimate the amount of any fines. The U.S. investigation is preliminary and no charges against the Company have been filed. Accordingly, no loss accrual has been recorded.

                                                                       Form 10-Q
                                                                         Page 17

                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet consists of 51 vessels aggregating 8.9 million deadweight tons ("dwt"), including eight vessels that are owned by joint ventures in which the Company has an average interest of 47%, and two vessels that have been chartered in (the Company has a 40% interest in one of the chartered-in vessels). An additional two newbuildings aggregating 0.2 million dwt are scheduled for delivery in the next three months.

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

Foreign Flag VLCC Segment

--------------------------------------------------------------------------------
                                    Spot Market TCE Rates
                                  VLCCs in the Arabian Gulf
              ------------------------------------------------------------------
              Three Months Ended September 30,   Nine Months Ended September 30,
              --------------------------------   -------------------------------
                   2003             2002             2003              2002
              --------------   ---------------   -------------    --------------
Average       $       28,600   $         9,500   $      45,400    $       11,300
High          $       72,800   $        18,800   $      96,100    $       26,800
Low           $        9,200   $         3,500   $       9,200    $        3,500
--------------------------------------------------------------------------------

                                                                       Form 10-Q
                                                                         Page 18


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

During the third quarter of 2003, rates for modern VLCCs trading out of the Arabian Gulf averaged $28,600 per day, 28% lower than the previous quarter but 201% higher than the average rate for the corresponding quarter in 2002. It is estimated that global oil demand during the third quarter of 2003 was 77.6 million barrels per day ("b/d"), an increase of 1.6% relative to the previous quarter and 0.9% higher than the comparable quarter in 2002.

Effective June 1, 2003, OPEC members agreed to reduce production by 2 million b/d to achieve a new quota of 25.4 million b/d. Higher crude oil production in Iraq during the third quarter was partially offset by reduced output from Saudi Arabia and Kuwait. Japanese oil usage in the third quarter also declined slightly relative to the third quarter of 2002 reflecting the gradual return to operation of some nuclear power plants, which had previously been idled for safety inspections, as well as relatively cool summer temperatures that moderated air-conditioning use. As a result, key loading areas experienced a build up of available VLCC tonnage.

In the final week of August, the VLCC market began a recovery from its abbreviated summer slowdown, significantly earlier than the seasonal recovery in 2002. Rates rose sharply reaching over $70,000 per day by the third week in September. Then, an unexpected decision by OPEC on September 24 to reduce their production ceiling by 900,000 b/d caused markets to reverse dramatically, even though this reduction in quota is not scheduled to be implemented until November 1.

The world VLCC fleet decreased marginally from 427 vessels (124.8 million dwt) at the start of 2003 to 426 vessels (123.9 million dwt) at September 30, 2003. Newbuilding orders slowed to 3 vessels (0.9 million dwt) in the third quarter of 2003 but totaled 38 vessels (11.6 million dwt) in the first nine months of the year compared with 16 vessels (4.9 million dwt) for the full year 2002. As of September 30, 2003, the VLCC orderbook had risen to 70 vessels (21.3 million dwt), equivalent to 17.2% of the existing VLCC fleet compared with 64 vessels (19.6 million dwt), equivalent to 15.7% of the VLCC fleet, at the start of 2003.

Foreign Flag Aframax Segment

--------------------------------------------------------------------------------
                                   Spot Market TCE Rates
                                Aframaxes in the Caribbean
             -------------------------------------------------------------------
             Three Months Ended September 30,    Nine Months Ended September 30,
             --------------------------------    -------------------------------
                  2003             2002              2003              2002
             -------------    --------------     --------------   --------------
Average      $      18,800    $       14,000     $       30,200   $       14,800
High         $      31,000    $       22,000     $       67,000   $       24,000
Low          $      13,500    $        8,500     $       11,000   $        8,500
--------------------------------------------------------------------------------

During the third quarter of 2003, rates for Aframaxes operating in the Caribbean trades averaged $18,800 per day, 39% lower than the previous quarter, but 34% higher than the average rate for the corresponding quarter in 2002. The continuing sizable number of Aframax newbuilding deliveries during the quarter contributed to the decline in rates, as did lower output levels from Venezuela compared with the corresponding quarter in 2002 and the steady decline in Indonesian production

                                                                       Form 10-Q
                                                                         Page 19

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

attributable to that country's aging oilfields. The increase in non-OPEC production during the quarter to 49.3 million b/d, 2.5% higher than the previous quarter, tempered the decline in rates. In the latter part of the third quarter, increased activity in the North Sea and the Mediterranean, rising production from the Former Soviet Union ("FSU") and transit delays in the Bosporus tightened availability of Aframaxes with a positive effect on rates. The Aframax fleet carries a significant share of FSU exports from the Baltic Sea and the Black Sea. The share of reported spot crude oil liftings carried on Aframaxes from the Baltic Sea rose to 61% in the third quarter from 58% in the second quarter while the Aframax share of Black Sea exports declined to 45% from 52%.

The world Aframax fleet rose from 565 vessels (54.6 million dwt) at the start of 2003 to 597 vessels (58.5 million dwt) at September 30, 2003, as Aframax deliveries far exceeded deletions. Newbuilding orders remained high at 26 vessels (2.8 million dwt) in the third quarter of 2003 and totaled 75 vessels (8.1 million dwt) in the first nine months of the year compared with 43 vessels (4.7 million dwt) for the full year 2002. As of September 30, 2003, the Aframax orderbook had risen to 146 vessels (15.8 million dwt), equivalent to 26.9% of the existing Aframax fleet compared with 132 vessels (14.2 million dwt), equivalent to 26% of the Aframax fleet, at December 31, 2002.

Foreign Flag Product Carrier Segment

--------------------------------------------------------------------------------------
                                        Spot Market TCE Rates
                        Panamaxes in the Pacific and Bostonmaxes in the Caribbean
                   -------------------------------------------------------------------
                   Three Months Ended September 30,    Nine Months Ended September 30,
                   --------------------------------    -------------------------------
                       2003               2002             2003               2002
                   -------------      -------------    ------------       ------------
Panamax Average    $      20,800      $      13,600    $     21,700       $     12,100
Panamax High       $      25,000      $      14,800    $     27,000       $     14,800
Panamax Low        $      15,000      $      12,000    $     15,000       $      9,000

Bostonmax Average  $      14,000      $       8,900    $     15,400       $      9,900
Bostonmax High     $      16,900      $      11,500    $     24,900       $     12,400
Bostonmax Low      $      10,000      $       8,000    $     10,000       $      8,000
--------------------------------------------------------------------------------------

Panamax Product Carriers operating in the Pacific region averaged $20,800 per day during the third quarter of 2003, 3% lower than the previous quarter, but 53% higher than the average rate for the corresponding quarter in 2002. Rates for Bostonmax Product Carriers operating in the Caribbean trades averaged $14,000 per day during the third quarter of 2003, 5% lower than the previous quarter, but 57% higher than the average rate for the corresponding quarter in 2002.

A number of refineries in the U.S. and Canada were disrupted by the North American power outage in August. This event, coupled with unrelated refinery shutdowns on the U.S. Gulf and West Coasts, coincided with the summer driving season and low gasoline inventories, necessitating higher gasoline imports. Warmer weather also boosted cooling demand in North America and Europe. Escalated product imports from the Middle East and Northwest Europe increased ton-mile demand. In China, residual fuel oil demand was boosted by record high electricity demand, attributable to high summer temperatures and China's ongoing construction boom. In Japan, however, consumption fell slightly relative to the corresponding quarter of 2002 as lower summer temperatures limited electricity demand, and a gradual easing of Japan's nuclear crisis saw a number of nuclear power stations return to operation.

                                                                       Form 10-Q
                                                                         Page 20


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The world Panamax tanker fleet at September 30, 2003 amounted to 278 vessels (18.0 million dwt), down from the 283 vessels (18.1 million dwt) at the beginning of 2003. The Panamax orderbook continued to trend sharply higher, rising to 116 vessels (8.1 million dwt), equivalent to 44.6% of the existing Panamax fleet, as of September 30, 2003. This compares with 75 vessels (5.3 million dwt), equivalent to 29.3% of the Panamax fleet, at the beginning of 2003.

The world Handysize Product Carrier fleet (which includes Bostonmaxes) decreased to 498 vessels (20.0 million dwt) at September 30, 2003 from 501 vessels (19.9 million dwt) at the start of 2003. As of September 30, 2003, the Handysize orderbook had risen to 157 vessels (7.2 million dwt), equivalent to 35.8% of the existing Handysize fleet compared with 131 vessels (6.0 million dwt), equivalent to 30.3% of the Handysize fleet, at the beginning of 2003.

Impact of revised European Union ("EU") legislation on the OSG fleet

In June 2003, the European Parliament gave final approval to regulations further accelerating the phase out of single hull tankers. These new regulations went into force on October 21, 2003, and apply to EU-flagged tankers and all tankers loading or discharging at EU ports. In addition, all single hull tankers over 5,000 dwt carrying heavy fuel oil or heavy crude will be banned from EU ports or terminals regardless of age or flag.

Category 1 single hull pre-MARPOL (generally built before 1982) crude tankers (over 20,000 dwt) and product carriers (over 30,000 dwt) over 23 years old will be phased out immediately from October 21, 2003. All other Category 1 single hull pre-MARPOL tankers will be phased out by 2005. The maximum permitted age for Category 2 single hull MARPOL (generally built after 1982) crude tankers (over 20,000 dwt) and product carriers (over 30,000 dwt) will be 28 years and all Category 2 tankers will be banned from EU ports by 2010. Category 2 tankers fitted with double sides or double bottoms will be banned from EU ports commencing in 2015, or upon reaching the age of 25 years. The rules also impose a Condition Assessment Scheme for all single hull tankers older than 15 years.

In July 2003, the International Maritime Organization ("IMO") reached a consensus to adopt the 2005 accelerated phase out schedule for the oldest single hull tankers (Category 1) and will consider application of the other EU restrictions on single hull tankers later this year.

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

                                                                       Form 10-Q
                                                                         Page 21


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

Market Value of Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), the Company's holdings in marketable securities are classified as available for sale and, therefore, are carried on the balance sheet at fair value (determined by using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income/(loss) until the investments are sold. Accordingly, these changes in value are not reflected in the Company's statements of operations. If, however, pursuant to the provisions of FAS 115 and Staff Accounting Bulletin No. 59, the Company determines that a material decline in the fair value below the Company's cost basis is other than temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. As of September 30, 2003, the Capital Construction Fund holds a diversified portfolio of marketable equity securities with an aggregate cost basis of $38,420,000 (after consideration of the write-down discussed below) and an aggregate fair value of $41,678,000. Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and the length of time that the declines have been sustained, management concluded that the declines in fair value of securities in the Capital Construction Fund with an aggregate cost basis of $16,187,000 were other than temporary at the end of the first quarter of 2003. For the nine months ended September 30, 2003, the Company recorded pre-tax impairment losses of $4,756,000 related to such securities, all in the first quarter of 2003. These impairment losses are reflected in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003.

The gross unrealized losses on equity securities held in the Capital Construction Fund as of September 30, 2003 were $1,737,000. Only one of these securities had a fair value that had been materially below its carrying value for more than six months. The Company has evaluated the circumstances surrounding the decline ($609,000) in market value of this security, which has traded below its cost basis for less than nine months as of September 30, 2003, and believes this decline to be temporary and, accordingly, continues to record the net, after-tax unrealized loss in accumulated other comprehensive income/(loss). If however, the market value of this security does not recover in the near term, the decline may then be considered to be an other-than-temporary impairment, which would result in an impairment charge to earnings in future periods, which charge previously would have been included in accumulated other comprehensive income/(loss).

                                                                       Form 10-Q
                                                                         Page 22


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations:

During the third quarter of 2003, TCE revenues increased by $21,982,000, or 35%, to $84,176,000 from $62,194,000 in the third quarter of 2002, resulting from an increase in average daily TCE rates for vessels operating in the spot market. During the third quarter of 2003, approximately 74% of the Company's TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 71% in the third quarter of 2002. In the third quarter of 2003, approximately 26% of TCE revenues were generated from long-term charters compared with 29% in the third quarter of 2002.

During the first nine months of 2003, TCE revenues increased by $136,209,000, or 72%, to $325,603,000 from $189,394,000 in the first nine months of 2002 because of an increase in spot market rates. In the first nine months of 2003, approximately 80% of the Company's TCE revenues were derived in the spot market compared with 68% in the first nine months of 2002. In the first nine months of 2003, approximately 20% of the Company's TCE revenues were generated from long-term charters compared with 32% in the first nine months of 2002. This reduction in percentage contribution from long-term charters was principally attributable to significant increases in average TCE rates in 2003 for vessels operating in the spot market and the expiry, in early 2002, of a long-term charter on a VLCC.

The reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a more predictable level of revenues.

During the third quarter of 2003, income from vessel operations increased by $17,924,000, or 222%, to $26,012,000 from $8,088,000 in the third quarter of
2002. During the first nine months of 2003, income from vessel operations increased by $124,936,000, or 485%, to $150,693,000 from $25,757,000 in the first nine months of 2002. The improvement resulted from an increase in average daily TCE rates for all of the Company's Foreign Flag segments (see Note D to the condensed financial statements for additional information on the Company's segments).

                                                                       Form 10-Q
                                                                         Page 23


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

VLCC Segment

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                   -----------------------     -----------------------
                                                      2003          2002          2003          2002
                                                   ---------     ---------     ---------     ---------
TCE revenues (in thousands)                        $  31,558     $  17,109     $ 144,796     $  50,893
Vessel expenses (in thousands)                        (7,628)       (5,222)      (20,126)      (15,834)
Time and bareboat charter hire expenses (in
  thousands)                                          (3,207)       (2,208)       (7,907)       (6,545)
Depreciation and amortization (in thousands)          (9,476)       (7,690)      (27,121)      (22,252)
                                                   ---------     ---------     ---------     ---------
Income from vessel operations (in thousands)(a)    $  11,247     $   1,989     $  89,642     $   6,262
                                                   =========     =========     =========     =========
Average daily TCE rate                             $  25,995     $  16,956     $  41,800     $  17,795
Average number of vessels(b)                            12.0          10.0          11.7           9.7
Average number of vessels chartered in under
  operating leases                                       1.4           1.1           1.1           1.0
Number of revenue days(c)                              1,214         1,009         3,464         2,860
Number of ship-operating days(d)                       1,233         1,025         3,503         2,923

(a) Income from vessel operations by segment is before general and administrative expenses.

(b) The average is calculated to reflect the addition and disposal of vessels during the period.

(c) Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.

(d)   Ship-operating days represent calendar days.

During the third quarter of 2003, TCE revenues for the VLCC segment increased by $14,449,000, or 84%, to $31,558,000 from $17,109,000 in the third quarter of
2002. This improvement in TCE revenues resulted from an increase of $9,039 per day in the average daily TCE rate earned and an increase in the number of revenue days. All but one of the vessels in the VLCC segment participate in the Tankers pool. The increase in revenue days resulted principally from the delivery of one newbuilding VLCC in mid-February 2003 and the April 2003 purchase of a 1997-built double hulled VLCC previously held by a 50% owned joint venture (see Note F to the condensed financial statements). The redemption of the other partner's joint venture interest in the Equatorial Lion and Meridian Lion (as described in Note F) and the simultaneous acquisition of the Meridian Lion from the other partner resulted in the inclusion of both vessels in the VLCC segment from the mid-April effective date of the transaction. The Equatorial Lion, which had, prior to the completion of this transaction, been time chartered-in from the joint venture is now owned by a subsidiary of the Company. Vessel expenses increased by $2,406,000 to $7,628,000 in the third quarter of 2003 from $5,222,000 in the prior year's third quarter principally as a result of the Equatorial Lion becoming wholly owned in April 2003 and an increase in ship-operating days. Average daily vessel expenses increased by $1,093 per day in the third quarter of 2003 compared with the third quarter of 2002 principally attributable to increases in damage repair expenses and, to a lesser degree, insurance premiums and the timing of delivery of lubricating oils. Time and bareboat charter hire expenses increased by $999,000 to $3,207,000 in the third quarter of 2003 from $2,208,000 in the third quarter of 2002 as a result of the sale-leaseback agreement discussed below and the inclusion of a chartered-in VLCC in which the Company has an interest along with certain other members of the Tankers pool partially offset by the termination of the charter-in of the Equatorial Lion from a joint venture. The charter-in of the VLCC, which commenced in the third quarter of 2002, provides for profit sharing with the vessel's owner when TCE rates exceed $23,000 per day. Depreciation and amortization

                                                                       Form 10-Q
                                                                         Page 24


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

increased by $1,786,000 to $9,476,000 from $7,690,000 in the third quarter of 2002 as a result of the vessel additions discussed above. In late-June 2003, the Company entered into a sale-leaseback agreement for one of its VLCCs, the Meridian Lion, which lease is classified as an operating lease. The gain on the sale was deferred and is being amortized over the eight year term of the lease as a reduction of time and bareboat charter hire expenses. The sale-leaseback transaction increased time charter hire expenses by approximately $2,250,000 per quarter commencing in the third quarter of 2003.

During the first nine months of 2003, TCE revenues for the VLCC segment increased by $93,903,000, or 185%, to $144,796,000 from $50,893,000 in the first nine months of 2002. This improvement in TCE revenues resulted from an increase of $24,005 per day in the average daily TCE rate earned and an increase in the number of revenue days. The increase in revenue days resulted principally from the purchase of the 1997-built VLCC referred to in the preceding paragraph and the delivery of two newbuilding VLCCs (one in April 2002 and another in mid-February 2003). Vessel expenses increased by $4,292,000 to $20,126,000 in the first nine months of 2003 from $15,834,000 in the prior year's first nine months as a result of the Equatorial Lion becoming wholly owned in April 2003 and an increase in ship-operating days. Average daily vessel expenses increased by $328 per day in the first nine months of 2003 compared with the first nine months of 2002 principally attributable to increases in damage repair expenses in the third quarter of 2003 and insurance premiums. Time and bareboat charter hire expenses increased by $1,362,000 to $7,907,000 in the first nine months of 2003 from $6,545,000 in the first nine months of 2002 as a result of the June 2003 sale-leaseback of the Meridian Lion and the inclusion of a chartered-in VLCC in which the Company has an interest along with certain other members of the Tankers pool partially offset by the termination of the charter-in on the Equatorial Lion. Depreciation and amortization increased by $4,869,000 to $27,121,000 from $22,252,000 in the first nine months of 2002 principally as a result of the vessel additions discussed above.

Aframax Segment

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                ---------------------     ---------------------
                                                  2003         2002         2003         2002
                                                --------     --------     --------     --------
TCE revenues (in thousands)                     $ 20,397     $ 16,167     $ 80,376     $ 52,123
Vessel expenses (in thousands)                    (5,537)      (5,412)     (15,852)     (16,047)
Time and bareboat charter hire expenses (in
  thousands)                                          --           --           --           --
Depreciation and amortization (in thousands)      (5,501)      (5,715)     (16,506)     (17,054)
                                                --------     --------     --------     --------
Income from vessel operations (in thousands)    $  9,359     $  5,040     $ 48,018     $ 19,022
                                                ========     ========     ========     ========
Average daily TCE rate                          $ 20,942     $ 16,007     $ 27,404     $ 16,857
Average number of vessels                           11.0         11.5         11.0         11.6
Average number of vessels chartered in under
  operating leases                                    --           --           --           --
Number of revenue days                               974        1,010        2,933        3,092
Number of ship-operating days                      1,012        1,060        3,003        3,175

                                                                       Form 10-Q
                                                                         Page 25


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the third quarter of 2003, TCE revenues for the Aframax segment increased by $4,230,000, or 26%, to $20,397,000 from $16,167,000 in the third quarter of
2002. This improvement in TCE revenues resulted from an increase of $4,935 per day in the average daily TCE rate earned partially offset by a small decrease in revenue days. All of the vessels in the Aframax segment participate in the Aframax International pool. The decrease in revenue days resulted from the purchase, in the third quarter of 2002, of a 1994-built double hulled Aframax, offset by the sale, also in the third quarter of 2002, of two single hulled Aframaxes. TCE revenues for the third quarter of 2003 include income of $124,000 generated by forward freight agreements. Although the Company entered into these forward freight agreements to convert a portion of its variable revenue stream from Aframax International to a fixed rate, such forward freight agreements do not qualify as effective cash flow hedges under FAS 133. Vessel expenses increased marginally by $125,000 to $5,537,000 in the third quarter of 2003 from $5,412,000 in the prior year's third quarter. Average daily vessel expenses increased by $330 per day principally due to increases in crew costs and insurance premiums.

During the first nine months of 2003, TCE revenues for the Aframax segment increased by $28,253,000, or 54%, to $80,376,000 from $52,123,000 in the first nine months of 2002. This improvement in TCE revenues resulted from an increase of $10,547 per day in the average daily TCE rate earned partially offset by a decrease in revenue days. The decrease in revenue days resulted from the delivery of one newbuilding Aframax in the first nine months of 2002 and the purchase, in the third quarter of 2002, of a 1994-built double hulled Aframax, offset by the sale of two single hulled Aframaxes. TCE revenues for the first nine months of 2003 reflect a loss of $1,706,000 generated by forward freight agreements. Vessel expenses decreased marginally by $195,000 to $15,852,000 in the first nine months of 2003 from $16,047,000 in the prior year's first nine months. Average daily vessel expenses, however, increased by $233 per day principally due to increases in insurance premiums.

Product Carrier Segment

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                ---------------------     ---------------------
                                                  2003         2002         2003         2002
                                                --------     --------     --------     --------
TCE revenues (in thousands)                     $  7,279     $  9,549     $ 27,737     $ 26,836
Vessel expenses (in thousands)                    (3,162)      (3,791)      (9,525)     (11,148)
Time and bareboat charter hire expenses (in
  thousands)                                          --           --           --           --
Depreciation and amortization (in thousands)      (1,794)      (2,501)      (5,973)      (7,337)
                                                --------     --------     --------     --------
Income from vessel operations (in thousands)    $  2,323     $  3,257     $ 12,239     $  8,351
                                                ========     ========     ========     ========
Average daily TCE rate                          $ 14,356     $ 13,244     $ 16,014     $ 12,581
Average number of vessels                            6.0          8.0          6.6          8.0
Average number of vessels chartered in under
  operating leases                                    --           --           --           --
Number of revenue days                               507          721        1,732        2,133
Number of ship-operating days                        552          736        1,798        2,184

During the third quarter of 2003, TCE revenues for the Product Carrier segment decreased by $2,270,000, or 24%, to $7,279,000 from $9,549,000 in the third quarter of 2002. This decrease in TCE revenues resulted from a decrease in revenue days principally attributable to the sale of two (Lucy and

                                                                       Form 10-Q
                                                                         Page 26


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

Suzanne) of the four Panamaxes in the first quarter of 2003 partially offset by an increase of $1,112 per day in the average daily TCE rate earned. As of September 30, 2003, two of the four Bostonmaxes were operating on time charters extending through December 2003 and one of the two Panamaxes was operating on a time charter extending through September 2004. Vessel expenses decreased by $629,000 to $3,162,000 in the third quarter of 2003 from $3,791,000 in the third quarter of 2002 as a result of the vessel sales. Average daily vessel expenses, however, increased by $577 per day in the third quarter of 2003 compared with the third quarter of 2002. This increase was principally attributable to an increase in crew costs and the timing of delivery of lubricating oils and stores and supplies. Depreciation and amortization decreased by $707,000 to $1,794,000 from $2,501,000 in the third quarter of 2002 as a result of the vessel sales.

During the first nine months of 2003, TCE revenues for the Product Carrier segment increased by $901,000, or 3%, to $27,737,000 from $26,836,000 in the first nine months of 2002. This increase in TCE revenues resulted from an increase of $3,433 per day in the average daily TCE rate earned partially offset by a decrease in revenue days attributable to the sale of two of the segment's vessels late in the first quarter of 2003. Vessel expenses decreased by $1,623,000 to $9,525,000 in the first nine months of 2003 from $11,148,000 in the first nine months of 2002 as a result of the vessel sales. Average daily vessel expenses, however, increased by $193 per day in the first nine months of 2003 compared with the first nine months of 2002 principally attributable to increases in crew and repair costs. Depreciation and amortization decreased by $1,364,000 to $5,973,000 from $7,337,000 in the first nine months of 2002 as a result of the vessel sales.

U.S. Flag Crude Tanker Segment

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                ---------------------     ---------------------
                                                  2003         2002         2003         2002
                                                --------     --------     --------     --------
TCE revenues (in thousands)                     $  7,013     $  7,013     $ 21,039     $ 21,039
Vessel expenses (in thousands)                        48          (13)          40          (17)
Time and bareboat charter hire expenses (in
  thousands)                                          --       (3,569)      (7,139)     (10,708)
Depreciation and amortization (in thousands)      (2,179)          --       (2,179)          --
                                                --------     --------     --------     --------
Income from vessel operations (in thousands)    $  4,882     $  3,431     $ 11,761     $ 10,314
                                                ========     ========     ========     ========
Average daily TCE rate                          $ 19,057     $ 19,057     $ 19,267     $ 19,267
Average number of vessels                            4.0           --          1.3           --
Average number of vessels chartered in under
  operating leases                                    --          4.0          2.7          4.0
Number of revenue days                               368          368        1,092        1,092
Number of ship-operating days                        368          368        1,092        1,092

TCE revenues in the third quarter and the first nine months of 2003 for the U.S. Flag Crude Tanker segment were unchanged from the comparable 2002 periods because the segment's vessels are bareboat chartered at fixed rates to Alaska Tanker Company ("ATC").

On July 1, 2003, in accordance with the provisions of FIN 46, the Company consolidated the special purpose entity that owns the four U.S. Flag Crude Tankers. The consolidation of the special purpose entity reduced time and bareboat charter hire expenses, which was net of amortization of the deferred

                                                                       Form 10-Q
                                                                         Page 27


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

gain on the 1999 sale-leaseback transaction, by $3,569,000, and increased depreciation and amortization, because the four vessels are now included in the condensed consolidated balance sheet, by $2,179,000 for the three months and nine months ended September 30, 2003. See Interest Expense below for a discussion of the increase in interest expense attributable to the consolidation of Alaska Equity Trust.

All Other

As of September 30, 2003, the Company also owns and operates a U.S. Flag Pure Car Carrier, two U.S. Flag Handysize Product Carriers operating in the Jones Act trade, and a Foreign Flag Suezmax, all on long-term charter, as well as two U.S. Flag Dry Bulk Carriers that carry U.S. foreign aid grain cargoes and two Foreign Flag Dry Bulk Carriers that operate in a pool of Capesize Dry Bulk Carriers. The U.S. Flag Dry Bulk Carriers no longer meet the materiality threshold established by FAS 131 for disclosure as a reportable segment. This was due to the reduction in shipping revenues attributable to the sale of two of that segment's vessels during 2001 and 2002. TCE revenues increased by $5,573,000, or 45%, to $17,929,000 in the third quarter of 2003 from $12,356,000 in the third quarter of 2002 because of an increase of $5,805 per day in the average daily TCE rate earned and an increase in revenue days resulting from a reduction in days spent in drydocking the U.S. Flag Handysize Product Carriers. Vessel expenses increased by $943,000 to $7,066,000 in the third quarter of 2003 from $6,123,000 in the third quarter of 2002.

TCE revenues increased by $13,152,000, or 34%, to $51,655,000 in the first nine months of 2003 from $38,503,000 in the first nine months of 2002 principally because of an increase of $6,301 per day in the average daily TCE rate earned. Vessel expenses decreased by $495,000 to $20,206,000 in the first nine months of 2003 from $20,701,000 in the first nine months of 2002 because of the vessel sale in June 2002. Depreciation and amortization expense increased by $2,127,000 to $15,264,000 in the first nine months of 2003 from $13,137,000 in the first nine months of 2002 because of the amortization of drydock costs that were incurred in the latter half of 2002.

General and Administrative Expenses

During the third quarter of 2003, general and administrative expenses increased by $785,000 to $7,697,000 from $6,912,000 in the third quarter of 2002 principally due to additional compensation of $600,000 recognized in connection with the retirement, effective December 31, 2003, of the Company's CEO (see Note P to the condensed financial statements).

During the first nine months of 2003, general and administrative expenses increased by $4,570,000 to $26,230,000 from $21,660,000 in the first nine months of 2002 principally due to severance payments of approximately $500,000 made in connection with the January 2003 resignation of a senior vice president, 2003 bonus payments aggregating $1,940,000 in recognition of the substantial completion of the Company's five year cost reduction program, increases in the cost of certain benefits and a reserve for an expected loss of $544,000 in connection with the sublease of overseas office space. General and administrative expenses for the nine months ended September 30, 2003 also include $600,000 of additional compensation recognized in connection with the retirement of the Company's CEO.

                                                                       Form 10-Q
                                                                         Page 28


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Joint Ventures:

During the third quarter of 2003, equity in income of joint ventures increased by $2,942,000 to $4,417,000 from $1,475,000 in the third quarter of 2002, principally due to a significant increase in average daily TCE rates earned by the joint venture vessels operating in the spot market, which more than offset the impact of a reduction in revenue days. The reduction in revenue days was attributable to the termination in April 2003 of the joint venture agreement with a major oil company for two VLCCs (see Note F to the condensed financial statements). These two vessels have been included in the VLCC segment from April 2003.

During the first nine months of 2003, equity in income of joint ventures increased by $19,812,000 to $24,574,000 from $4,762,000 in the first nine months of 2002, principally due to a significant increase in average daily TCE rates earned by the joint venture vessels operating in the spot market.

Equity in income of joint ventures for the nine months ended September 30, 2003 reflects the Company's share ($2,566,000) of a loss on disposal recognized in connection with the redemption of the other partner's interest in a joint venture in exchange for 100% of the stock of one of two vessel owning joint venture companies.

The following is a summary of the Company's interest in its joint ventures, excluding ATC (see discussion below), and the revenue days for the respective vessels. Revenue days are adjusted for the Company's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. For the joint venture VLCCs operating in the spot market, the ownership percentage reflected below is an average as of September 30, 2003. The Company's actual ownership percentages for these joint ventures range from 30% to 49.9%.

                                                                          NUMBER OF REVENUE DAYS
                                                                 ---------------------------------------
                                                    Average %      THREE MONTHS           NINE MONTHS
                                                    Ownership     ENDED SEPT. 30,       ENDED SEPT. 30,
                                                   -----------   -----------------     -----------------
                                                                  2003       2002       2003       2002
                                                                 ------     ------     ------     ------
VLCCs operating in the spot market*                   47.1%         303        269        838        724
Two VLCCs owned jointly with a major oil company
   operating on long-term charters                                   --         92        104        273
One Aframax participating in Aframax International
   pool                                               50.0%          45         31        135        122
                                                                 ------     ------     ------     ------
Total                                                               348        392      1,077      1,119
                                                                 ------     ------     ------     ------

* The increase in revenue days reflects the delivery of two VLCC newbuildings in February and July 2002 to joint ventures in which the Company had a 33.3% interest and the restructuring of the relative ownership interests in five jointly owned VLCCs. The effect of such restructuring was to increase the Company's overall joint venture interest by the equivalent of one third of a vessel effective July 1, 2003.

Additionally, the Company has a membership interest in ATC, a limited liability company that operates nine (10 during 2002) U.S. Flag Tankers transporting Alaskan crude oil for BP. The participation in ATC provides the Company with the opportunity to earn additional income (in the form of its share of incentive hire paid by BP to ATC) based on ATC's meeting certain predetermined performance standards. Such income is included in the U.S. Flag Crude Tanker segment.

                                                                       Form 10-Q
                                                                         Page 29


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense:

The components of interest expense are as follows (in thousands):

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
                                       ---------------------     ---------------------
                                         2003         2002         2003         2002
                                       --------     --------     --------     --------
Interest before impact of swaps and
   capitalized interest                $ 13,792     $ 11,140     $ 38,589     $ 32,564
Impact of swaps                           3,795        3,352        9,740       11,009
Capitalized interest                     (1,107)      (1,225)      (3,287)      (3,492)
                                       --------     --------     --------     --------
Interest expense                       $ 16,480     $ 13,267     $ 45,042     $ 40,081
                                       ========     ========     ========     ========

Interest expense increased by $3,213,000 to $16,480,000 in the third quarter of 2003 from $13,267,000 in the third quarter of 2002 as a result of the impact of the issuance in March 2003 of 10-year senior unsecured notes with a coupon of 8.25% and the application of the resulting proceeds to repay amounts outstanding under long-term credit facilities (which bear interest at a margin above LIBOR), and a decrease of $118,000 ($1,107,000 in the third quarter of 2003 compared with $1,225,000 in the third quarter of 2002) in interest capitalized in connection with vessel construction. Such increases were partially offset by a decrease in the average amount of debt outstanding of $62,000,000 (substantially all of which carried interest rates based on LIBOR), and a decrease of 50 basis points in the average rate paid on floating rate debt to 2.5% in the third quarter of 2003 from 3.0% in the comparable quarter of 2002. The impact of this decline in rates was substantially offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $3,795,000 in the third quarter of 2003 compared with an increase of $3,352,000 in the third quarter of 2002. The issuance of the 8.25% senior unsecured notes increased the weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at September 30, 2003 by 137 basis points to 7.10%.

Interest expense increased by $4,961,000 to $45,042,000 in the first nine months of 2003 from $40,081,000 in the first nine months of 2002 as a result of an increase in the average amount of debt outstanding of $15,000,000, the impact of the issuance of the 10-year senior unsecured notes, and a decrease of $205,000 ($3,287,000 in the first nine months of 2003 compared with $3,492,000 in the first nine months of 2002) in interest capitalized in connection with vessel construction. Such increases were partially offset by a decrease of 60 basis points in the average rate paid on floating rate debt to 2.5% in the first nine months of 2003 from 3.1% in the comparable period of 2002. The impact of this decline in rates was substantially offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $9,740,000 in the first nine months of 2003 compared with an increase of $11,009,000 in the first nine months of 2002.

Interest expense for the three months and nine months ended September 30, 2003 includes $722,000 attributable to the special purpose entity that owns the U.S. Flag Crude Tankers and has been consolidated effective July 1, 2003 (see Note C to the condensed financial statements).

                                                                       Form 10-Q
                                                                         Page 30


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Provision for Federal Income Taxes:

The provision for income taxes for the first nine months of 2003 reflects a $2,324,000 reduction in the valuation allowance offset against the deferred tax asset resulting from the write-down of certain marketable securities. The reduction in the valuation allowance reflects increases subsequent to December 31, 2002 in fair values of securities previously written down and the effect of securities sold in 2003. The valuation allowance was established in 2002 because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future.

Liquidity and Sources of Capital:

Working capital at September 30, 2003 was approximately $52,000,000 compared with $77,000,000 at December 31, 2002. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities (at December 31, 2002) and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $240,000,000 at September 30, 2003. Net cash provided by operating activities in the first nine months of 2003 was more than $182,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2003) compared with net cash provided by operating activities of $3,000,000 in the first nine months of 2002. Net cash provided by operating activities in the first nine months of 2002 reflected $24,500,000 of payments with respect to estimated 2001 federal income taxes. The Company's reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company's vessels in quarters subsequent to September 30, 2003, compared with the actual TCE rates achieved during the first nine months of 2003, will have a negative comparative impact on the amount of cash provided by operating activities. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

In March 2003, the Company issued $200,000,000 principal amount of senior unsecured notes. The notes, which are due in March 2013, have a coupon of 8.25%. Proceeds from the offering of approximately $194,849,000 were used to repay a portion of the balances then outstanding under long-term revolving credit facilities. As of September 30, 2003, the Company had unsecured long-term revolving credit facilities aggregating $650,000,000, of which $438,000,000 was unused, and an unsecured short-term revolving credit facility of $45,000,000, of which $34,900,000 was unused. The Company intends to refinance the outstanding balance of its 8% Notes, which mature in December 2003, using amounts available under long-term credit facilities. Accordingly, the aggregate amount outstanding of $69,844,000 has been classified as long-term.

In August and October 2003, the Company concluded two new five-year unsecured revolving credit facilities aggregating $330,000,000, which together with its existing $350,000,000 long-term credit facility that matures in December 2006, results in aggregate long-term revolving credit availability of $680,000,000. The maturities of the two newly executed facilities may, subject to lender approval, be extended for two, one-year periods on the first and second anniversary dates of each of the two facilities. The terms, conditions and financial covenants contained in both agreements are more favorable than those contained in the existing long-term revolving credit facility that matures in December 2006. Borrowings under both of the new facilities bear interest at a rate based on LIBOR plus a margin. In

                                                                       Form 10-Q
                                                                         Page 31


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

consideration of entering into these two new revolving credit facilities, the Company reduced the maximum availability under its revolving credit facility that matures in April 2005 to $150,000,000 from $350,000,000 by September 30, 2003 and terminated the facility in October 2003.

The indenture pursuant to which the Notes were issued requires the Company to secure the Notes equally and comparably with any indebtedness under existing revolving credit facilities in the event OSG is required to secure the debt outstanding under such credit facilities as a result of a downgrade in the credit rating of senior unsecured debt.

The Company was in compliance with all of the financial covenants contained in the Company's debt agreements as of September 30, 2003. Existing financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

In addition, the secured nature of a portion of OSG's debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company's ability to obtain other financing.

As of September 30, 2003, the joint ventures in which the Company participates had total bank debt of $225,342,000. The Company's percentage interests in these joint ventures range from 30% to 49.9%. The Company has guaranteed a total of $30,783,000 of the joint venture debt at September 30, 2003. The balance of the joint venture debt is nonrecourse to the Company. The amounts of the Company's guaranties are reduced as the principal amounts of the joint venture debt are paid down.

As of September 30, 2003, the Company had non-cancelable commitments for the construction of two double hulled foreign flag Aframax tankers for delivery in October 2003 and January 2004, with an aggregate unpaid cost of approximately $16,700,000. Unpaid costs, which are net of progress payments and prepayments, will be funded in the fourth quarter of 2003. The Company expects to finance such vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such rates are volatile. Cancellation of these contracts by the Company, except as provided in the contracts, could require the Company to reimburse the shipyard for any losses that the shipyard may incur as a result of such cancellation.

The Company has used interest rate swaps to effectively convert a portion of its debt from a floating to a fixed rate basis. These agreements contain no leverage features and have various maturity dates from July 2005 to August 2014. As of September 30, 2003, the interest rate swaps effectively convert the Company's interest rate exposure on $442,000,000 from a floating rate based on LIBOR to an average fixed rate of 6.53%.

                                                                       Form 10-Q
                                                                         Page 32


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table is a reconciliation of net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA:

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                  --------------------     --------------------
                                    2003        2002         2003        2002
                                  --------    --------     --------    --------
Net income/(loss)                 $ 14,036    $(29,661)    $100,111    $(25,247)
Provision/(credit) for federal
   income taxes                      3,789      (6,510)      38,100      (4,000)
Interest expense                    16,480      13,267       45,042      40,081
Depreciation and amortization       23,641      20,466       67,044      59,781
                                  --------    --------     --------    --------
EBITDA                            $ 57,946    $ (2,438)    $250,297    $ 70,615
                                  ========    ========     ========    ========

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

The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company's leverage. As of September 30, 2003, there was $175,000,000 outstanding under such facility.

Independent Accountants' Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002 are unaudited; however, such financial statements have been reviewed by the Company's independent accountants.

                                                                       Form 10-Q
                                                                         Page 33


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

Item 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Exchange Act. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures were effective as of September 30, 2003 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003.

                                     PART II

Item 1. Legal Proceedings

On September 11, 2003, the Department of Transport of the Government of Canada commenced an action in the Provincial Court of New Brunswick against the Company's international flag Product Carrier, the Uranus, charging the vessel with violation of the Canadian Oil Pollution Prevention Regulations promulgated under the Canada Shipping Act with respect to discrepancies in the vessel's oil record book during the period between December 2002 and March 2003. The regulations provide for a maximum fine for each of the six alleged violations not to exceed Cdn.$200,000 (approximately $152,000). The Company has not been charged with making any improper discharge into the environment.

Subsequently, on October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Uranus and the Company's handling of waste oils. The Company is cooperating with the U.S. investigation.

The Company has in place extensive systems and procedures aboard its vessels and has provided additional training to its crews to ensure the proper handling of waste oil aboard its vessels. The Company is committed to safeguarding the environment in the operation of its vessels, and it is the Company's policy to comply fully with all applicable oil pollution regulations.

                                                                       Form 10-Q
                                                                         Page 34


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 6(a). Exhibits

See Exhibit Index on page 37.

Item 6(b). Reports on Form 8-K

During the quarter ended September 30, 2003, the Registrant filed one Current Report on Form 8-K. The Registrant disclosed under Item 9 of the Current Report, which was dated August 7, 2003, that it had issued a press release on August 7, 2003 with respect to the Registrant's results for the quarter ended June 30, 2003.

                                                                       Form 10-Q
                                                                         Page 35


Ernst & Young LLP        5 Times Square                Phone: 212 773-3000
                         New York, New York 10036

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 2003 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

As discussed in Note C to the condensed consolidated financial statements, on July 1, 2003 the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

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

                                                        ERNST & YOUNG LLP

New York, New York
October 29, 2003

                                                                       Form 10-Q
                                                                         Page 36

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

                                 OVERSEAS SHIPHOLDING GROUP, INC.
                                           (Registrant)


Date: October 30, 2003           /s/ Morton P. Hyman
                                 -----------------------------------------------
                                 Morton P. Hyman
                                 Chairman, President and Chief Executive Officer


Date: October 30, 2003           /s/ Myles R. Itkin
                                 -----------------------------------------------
                                 Myles R. Itkin
                                 Senior Vice President, Chief Financial Officer
                                   and Treasurer

                                                                       Form 10-Q
                                                                         Page 37


                OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

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