Form 10-K
period 2003-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2004-02-26
CIK 75208

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

                   For the fiscal year ended December 31, 2003

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

Registrant's telephone number, including area code: 212-953-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                              Name of each exchange on which registered
----------------------------------------         -----------------------------------------
Common Stock (par value $1.00 per share)         New York Stock Exchange
                                                 Pacific Exchange, Inc.

      Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

      The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant's most recently completed second quarter, was $637,382,000, based on the closing price of $22.01 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

      As of February 23, 2004, 39,254,097 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for 2003 are incorporated by reference in Part I and portions of the registrant's definitive proxy statement to be filed by the registrant in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
PART I
       Item 1.   Business..................................................................    1
                 Overview..................................................................    1
                 Forward-Looking Statements................................................    3
                 Operations................................................................    4
                    Fleet..................................................................    5
                    International Fleet Operations.........................................    6
                    U.S. Flag Fleet Operations.............................................    8
                 Competition...............................................................    9
                 Environmental and Security Matters Relating to Bulk Shipping..............   10
                    Domestic Requirements..................................................   10
                    International Requirements.............................................   10
                    Insurance..............................................................   12
                    Security Matters.......................................................   13
                 Global Bulk Shipping Markets..............................................   13
                    Faster Economic Recovery and Higher Oil Production.....................   13
                    VLCC Newbuilding Orders Climb; Fleet Modernizes........................   14
                    Aframax Contracting Accelerates; Rapid Fleet Expansion.................   14
                    Panamax Product Carrier Fleet Stable; Rapid Modernization Imminent.....   14
                    Handysize Product Carrier Newbuilding Orderbook Continues to Grow......   15
                 Glossary..................................................................   15
                 Available Information.....................................................   18
       Item 2.   Properties................................................................   18
       Item 3.   Legal Proceedings.........................................................   18
       Item 4.   Submission of Matters to a Vote of Security Holders.......................   19
                 Executive Officers of the Registrant......................................   19


PART II
       Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....   20
       Item 6.   Selected Consolidated Financial Data......................................   20
       Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...................................................   22
                       General.............................................................   22
                       Operations..........................................................   22
                       Critical Accounting Policies........................................   25
                       Income from Vessel Operations.......................................   28
                       Equity in Income of Joint Ventures .................................   33
                       Interest Expense....................................................   34
                       Provision/(Credit) for Federal Income Taxes.........................   35
                       Effects of Inflation................................................   35
                       Newly Issued Accounting Standard....................................   35
                       Liquidity and Sources of Capital....................................   36
                       Risk Management.....................................................   39
                       Interest Rate Sensitivity...........................................   40
       Item 7A.  Quantitative and Qualitative Disclosures about Market Risk................   40
       Item 8.   Financial Statements and Supplementary Data...............................   41
       Item 9.   Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure....................................................   73
       Item 9A.  Controls and Procedures...................................................   73

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----

PART III
       Item 10.  Directors and Executive Officers of the Registrant........................   73
       Item 11.  Executive Compensation....................................................   73
       Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters.............................................   73
       Item 13.  Certain Relationships and Related Transactions............................   74
       Item 14.  Principal Accounting Fees and Services....................................   74

PART IV
       Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........   74
Signatures.................................................................................   79

                                     PART I

ITEM 1. BUSINESS

Overview

      Overseas Shipholding Group, Inc. ("OSG" or the "Company") is one of the world's leading independent bulk shipping companies engaged primarily in the ocean transportation of crude oil and petroleum products. As of December 31, 2003, the Company's modern fleet consisted of 52 oceangoing vessels that aggregate 9.0 million deadweight tons, of which 43 vessels operated in the international market and nine vessels operated in the U.S. Flag market, making it the sixth largest independent tanker company in the world as measured by deadweight tons. OSG is the only major U.S. shipping company with significant operations in both the international and U.S. Flag markets.

      Of the 52 vessels in OSG's fleet, 47 are tankers engaged in the oil transportation business, of which 41 are Foreign Flag tankers that operate in the international market and six are U.S. Flag tankers that operate in the U.S. Alaskan and coastwise trades. The Company's five other vessels are engaged in the transportation of dry bulk cargo: two are Foreign Flag Dry Bulk Carriers that operate in the international market, two are U.S. Flag Dry Bulk Carriers that operate in the U.S. foreign aid trade, and one is a U.S. Flag Pure Car Carrier. Of the Company's 41 Foreign Flag tankers, 21 are VLCCs (including seven vessels owned by joint ventures in which the Company has interests ranging from 30% to 49.9%), one is a Suezmax, 13 are Aframaxes (including one vessel owned by a joint venture in which the Company has a 50% interest) and six are Product Carriers. The Marshall Islands is the principal flag of registry of the Company's Foreign Flag vessels. The Company's U.S. Flag tankers consist of four tankers engaged in the transportation of Alaskan crude oil ("U.S. Flag Crude Tankers") and two Product Carriers.

      The Company charters its vessels either for specific voyages ("voyage charters") at spot rates or for specific periods of time ("time charters") at fixed monthly amounts. From time to time, the Company also charters out its vessels on bareboat charters. Under such bareboat charters, the ships are chartered out for specific periods of time (generally medium or long-term) during which they are manned and operated by our customers.

      In recent years, over 85% of the Company's shipping revenues have been generated by the transportation of crude oil and petroleum products. The balance of the Company's revenues have been derived from the transportation of dry bulk cargoes, primarily grain, coal, and iron ore. The transportation of crude oil accounted for all of the operating income of the Company's joint ventures in each of 2003, 2002 and 2001. The Company's customers include many of the world's largest oil companies.

      Voyage charters constituted 79% of the Company's Time Charter Equivalent revenues in 2003, 70% in 2002 and 73% in 2001. Accordingly, the Company's shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company's vessels operate. Spot market rates are highly volatile. Rates are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over the period of projected use. Seasonal trends greatly affect world oil consumption and consequently tanker demand. While trends in consumption vary with season, peaks in tanker demand quite often precede seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand are principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by the volume of newbuilding deliveries, the removal (principally through scrapping) of existing vessels from service, and by the greater efficiency of modern tonnage. Scrapping is affected by the level of freight rates, by the level of scrap prices and by international and U.S. governmental regulations that require the maintenance of vessels within certain standards and mandate the retirement of tankers lacking double hulls.

      A major portion of the Company's U.S. Flag fleet is on time or bareboat charter, providing a significant and predictable level of earnings, which is not subject to fluctuations in spot-market rates. The Company's U.S. Flag Crude Tankers are on bareboat charters extending for the remaining useful lives of such vessels with remaining terms ranging from slightly more than one month to more than two years. The Company's two U.S. Flag Product Carriers are operating on time charters extending through late 2004. During 2002, the time charter on the Company's U.S. Flag Pure Car Carrier was extended through late 2007. In the Company's international fleet, one VLCC and the Suezmax are on charters that extend to December 2004 and June 2005, respectively, and one of the Bostonmax Product Carriers and one of the Panamax Product Carriers are on time charters that extend to June 2004 and September 2004, respectively. With the commencement of a 21-month charter in January 2004, three Product Carriers are now operating on time charter. OSG's two Foreign Flag Dry Bulk Carriers will commence three-year time charters in early 2004. At that time these vessels will be withdrawn from a pool of Capesize vessels in which they have participated since 2000. In the aggregate, time charter and bareboat charter revenues constituted 21% of the Company's TCE revenues in 2003, 30% in 2002 and 27% in 2001.

      In the international market, the Company offers its customers one of the industry's most modern and efficient fleets. As of December 31, 2003, the average age of the Company's 21 VLCCs was 5.4 years and the average age for its 13 Aframaxes was 6.5 years. In contrast as of the end of 2003, the average age of the world fleets of VLCCs and Aframaxes was 8.2 years and 10.3 years, respectively. The young age of the Company's VLCC and Aframax fleets and the Company's technical management expertise has resulted in minimal service disruptions for these vessels.

      The Company's fleet-renewal program has enabled OSG to offer one of the industry's most modern fleets at the same time that major customers are demonstrating a clear preference for modern tonnage based on concerns about the environmental risks associated with older vessels. As of December 31, 2003, more than 92% (based on deadweight tons, weighted to reflect the Company's interest in vessels owned jointly with others) of OSG's Foreign Flag tanker fleet was double hull or double sided. Under this fleet-renewal program, two newbuildings were delivered in 2000, seven in 2001, four in 2002 and two in 2003. In addition, five modern second-hand vessels were acquired in the last four years, one of which was transferred to a joint venture partner in July 2003. The one remaining newbuilding on order as of December 31, 2003, which is a wide-bodied, shallow-draft Aframax, was delivered in January 2004. All of these modern vessels are built and maintained to operate safely and reliably in accordance with the Company's commitment to environmental protection.

      To increase vessel utilization and thereby revenues, the Company participates in commercial pools with other owners of modern vessels. By operating a large number of vessels as an integrated transportation system, such pools offer customers greater flexibility and a higher level of service while, at the same time, achieving improved scheduling efficiencies for vessel owners. In December 1999, the Company and other leading tanker companies formed Tankers International LLC to pool the commercial operation of their modern VLCCs. As of December 31, 2003, Tankers managed 38 VLCCs. The Company also has an Aframax pooling arrangement that consisted of 29 Aframaxes as of December 31, 2003, which generally trade in the Atlantic Basin and the Mediterranean (see "Operations - International Fleet Operations - Aframax Pool" on page 7). Both of these pools negotiate charters with customers on behalf of the Company, primarily in the spot market. The size and scope of these pools enable them to enhance utilization rates for pool vessels and generate higher effective TCE revenues than are otherwise obtainable in the spot market.

      In recent years, the Company has materially reduced vessel operating costs and overhead. The Company has reduced organizational layers to streamline decision making, transferred functions to lower-cost areas, outsourced functions where appropriate, and renegotiated service and supply contracts. Through fully integrated shoreside and shipboard automation, the Company has been able to improve the speed and quality of information provided to its customers, while reducing the number of shoreside staff by more than 50% since January 1999. All aspects of vessel operations are continuously reviewed to ensure that the Company's vessels conform with best industry practices. Third parties provide technical management for some of the Company's vessels held in joint ventures, providing OSG the opportunity to benchmark its operations with those of other parties.

      OSG has sought to distinguish itself through its emphasis on service, safety and reliability. Through its customer-focused business strategy, the Company is committed to providing comprehensive transportation solutions for its customers' bulk shipping challenges. As a result, the Company has successfully maintained a number of long-term, close customer relationships.

      The Company also believes that the strength of its balance sheet, and the financial flexibility that it affords, distinguishes it from many of its competitors. At December 31, 2003, the Company's liquidity adjusted debt to capital ratio stood at 37.6% compared with 45.5% at December 31, 2000. For this purpose, the Company's liquidity adjusted debt is defined as the Company's long-term debt reduced by the Company's cash, marketable securities and tax adjusted balance in the Capital Construction Fund. The Company's liquidity adjusted debt to capital ratio has decreased by 7.9% even as OSG has made investments in joint ventures and vessels of more than $487 million in the last three years. Completion of the Company's fleet expansion in January 2004 only required further capital expenditures of approximately $8 million.

      On January 29, 2004, the Company sold 3,200,000 shares of common stock in an underwritten public offering. The sale was made pursuant to an existing shelf registration statement filed on January 13, 2004. The net proceeds (after deducting expenses) to OSG from such sale were approximately $115.2 million.

      On February 19, 2004, the Company issued $150,000,000 principal amount of senior unsecured notes pursuant to the existing shelf registration statement. The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%. The Company received net proceeds (after deducing expenses) of approximately $146.7 million.

      As of December 31, 2003, the Company had 1,752 employees: 1,609 seagoing personnel and 143 shoreside staff. The Company has collective bargaining agreements with two different maritime unions covering 130 seagoing personnel employed on the Company's U.S. Flag vessels. These agreements are in effect through June 15, 2005 with one of the unions and June 15, 2006 with the other union. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. OSG believes that it has a satisfactory relationship with its employees.

      Since tankers tend to specialize on specific trade routes based on their size, design configuration and flag of registry, the Company has established four reportable business segments: Foreign Flag VLCCs, Aframaxes and Product Carriers, and U.S. Flag Crude Tankers.

      For information about the world tanker fleet in 2003, see "Global Bulk Shipping Markets" on pages 13 to 15.

      A glossary of shipping terms (the "Glossary") that should be used as a reference when reading this Annual Report on Form 10-K begins on page 15. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

Forward-Looking Statements

      This Form 10-K contains forward-looking statements regarding the outlook for tanker and dry cargo markets, and the Company's prospects, including prospects for certain strategic alliances. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for oil and petroleum products, either globally or in particular regions; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to the Company of suitable vessels for acquisition or chartering in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; and changes affecting the vessel owning joint ventures in which the Company is a party. The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

Operations

      The bulk shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers and Dry Bulk Carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas.

      The following chart reflects the percentage of TCE revenues generated by the Company's four reportable segments for each year in the three-year period ended December 31, 2003 and excludes the Company's proportionate share of TCE revenues of joint ventures:

                                              Percentage of TCE Revenues
                                     -------------------------------------------
                                            2003          2002          2001
                                     -------------------------------------------
Foreign Flag
       VLCCs                                43.9%         29.9%         29.6%
       Aframaxes                            24.5%         26.7%         29.2%
       Product Carriers                      8.2%         13.1%         15.2%
                                     -------------------------------------------
Total Foreign Flag Segments                 76.6%         69.7%         74.0%
U.S. Flag Crude Tankers                      6.5%         10.5%          7.4%
All Other                                   16.9%         19.8%         18.6%
                                     -------------------------------------------
Total                                      100.0%        100.0%        100.0%
                                     ===========================================

      U.S. Flag Dry Bulk Carriers, which was a reportable segment through 2002, no longer meet the materiality thresholds for disclosure as a reportable segment as established by Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information."

      The following chart reflects the percentage of income from vessel operations accounted for by each reportable segment for each year in the three-year period ended December 31, 2003. The percentages for 2002 and 2001 have been adjusted to conform to the 2003 presentation of certain items. Income from vessel operations is before general and administrative expenses, the restructuring charge taken in 2001, and the Company's share of income from joint ventures:

                                     Percentage of Income from Vessel Operations
                                     -------------------------------------------
                                            2003          2002          2001
                                     -------------------------------------------
Foreign Flag
       VLCCs                                49.2%         24.5%         35.5%
       Aframaxes                            26.7%         35.9%         36.8%
       Product Carriers                      6.2%         13.8%         16.7%
                                     -------------------------------------------
Total Foreign Flag Segments                 82.1%         74.2%         89.0%
U.S. Flag Crude Tankers                      7.2%         18.0%          7.8%
All Other                                   10.7%          7.8%          3.2%
                                     -------------------------------------------
Total                                      100.0%        100.0%        100.0%
                                     ===========================================

      Revenues from Foreign Flag vessels are derived principally from voyage charters and are, therefore, significantly affected by prevailing spot rates. During 2002, spot rates, particularly for VLCCs and Aframaxes, were significantly lower than their levels for 2003 and 2001. In contrast to the Foreign Flag fleet, revenues from U.S. Flag Crude Tankers are derived from long-term fixed rate charters generating a fixed level of TCE earnings. Accordingly, the relative contribution of the U.S. Flag Crude Tankers to consolidated TCE revenues and to consolidated income from vessel operations is dependent on the level of freight rates then existing in the international market, increasing when rates in the international market decrease and decreasing when such rates increase.

      The following chart reflects the percentage of equity in income of joint ventures by each reportable segment:

                                       Percentage of Equity in Income of Joint
                                                     Ventures
                                     -------------------------------------------
                                            2003          2002          2001
                                     -------------------------------------------
Foreign Flag
       VLCCs                                69.2%         29.8%         35.0%
       Aframaxes                             8.5%          1.2%         24.0%
       Product Carriers                       --            --            --
                                     -------------------------------------------
Total Foreign Flag Segments                 77.7%         31.0%         59.0%
U.S. Flag Crude Tankers                     22.3%         68.2%         40.8%
All Other                                     --           0.8%          0.2%
                                     -------------------------------------------
Total                                      100.0%        100.0%        100.0%
                                     ===========================================

      The relative contribution to equity in income of joint ventures of our joint-venture VLCCs and one Aframax grew in 2003 compared with 2002 because of the increase in spot market rates earned by such vessels.

      The Company and its joint venture partner in six VLCCs (three pairs of sisterships), in which the Company's interest approximates 49.9%, have entered into an agreement in principle under which three (one from each pair of sisterships) of such vessels will become wholly owned by OSG and the remaining three VLCCs will become wholly owned by the joint venture partner. This transaction is expected to close in the first quarter of 2004. In 2004, as a result of this agreement, equity in income of joint ventures will decrease. Shipping revenues and ship operating expenses, however, will increase because we will cease using the equity method of accounting for these six VLCCs and instead consolidate the results of the three 100% owned VLCCs.

      For additional information regarding the Company's four reportable segments for the three years ended December 31, 2003, see Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note C to the Company's consolidated financial statements for 2003 set forth in Item 8.

Fleet

      As of December 31, 2003, OSG's Foreign Flag and U.S. Flag fleets consisted of 52 vessels, including eight vessels owned by joint ventures (seven VLCCs and one Aframax) in which the Company has an average interest of 47% and six vessels that are chartered in under operating leases. One of the six chartered-in vessels is a VLCC that participates in the Tankers International pool and in which the Company has a 40% participation interest.

                                           December 31, 2003        December 31, 2002        December 31, 2001
                                          --------------------     --------------------     --------------------
Vessel Type                                Vessels       Dwt        Vessels       Dwt        Vessels      Dwt
-----------                                -------       ---        -------       ---        -------      ---
Foreign Flag
    VLCC                                      21     6,335,600         21     6,316,217         17     5,080,218
    Suezmax                                    1       147,501          1       147,501          1       147,501
    Aframax                                   13     1,339,961         12     1,227,918         12     1,200,394
    Panamax Product Carrier                    2       128,379          4       260,765          4       260,765
    Bostonmax Product Carrier                  4       159,555          4       159,555          4       159,555
    Capesize Bulk Carrier                      2       319,843          2       319,843          2       319,843
                                          ----------------------------------------------------------------------
Foreign Flag Vessels                          43     8,430,839         44     8,431,799         40     7,168,276
U.S. Flag
    Crude Tanker                               4       398,664          4       398,664          4       398,664
    Handysize Product Carrier                  2        87,030          2        87,030          2        87,030
    Bulk Carrier                               2        51,902          2        51,902          3       174,312
    Pure Car Carrier                           1        16,141          1        16,141          1        16,141
                                          ----------------------------------------------------------------------
U.S. Flag Vessels                              9       553,737          9       553,737         10       676,147
                                          ----------------------------------------------------------------------
Foreign and U.S. Flag Vessels                 52     8,984,576         53     8,985,536         50     7,844,423

Foreign Flag Newbuildings on Order
    VLCC                                      --            --          1       318,518          4     1,232,574
    Aframax                                    1       112,700          2       225,401          3       337,541
                                          ----------------------------------------------------------------------
Total Vessels, including Newbuildings         53     9,097,276         56     9,529,455         57     9,414,538
                                          ======================================================================

      The fleet list for 2002 has been restated to include vessels that were chartered in under operating leases, which prior to 2003 had been excluded from such fleet lists. In addition, the deadweight tons for 2002 and 2001 have been remeasured in metric tons to conform to the 2003 presentation. Prior to 2003, deadweight tons were measured in long tons.

      The following chart summarizes the fleet and its tonnage, weighted to reflect the Company's ownership and participation interests in vessels.

                                           December 31, 2003         December 31, 2002       December 31, 2001
                                          --------------------     --------------------     --------------------
                                           Vessels       Dwt        Vessels       Dwt        Vessels      Dwt
                                           -------       ---        -------       ---        -------      ---
Foreign and U.S. Flag Vessels                47.2     7,669,441       45.9     6,973,157       44.8    6,413,192
Total Vessels, including Newbuildings        48.2     7,782,141       48.9     7,517,076       50.5    7,502,527

      The one Aframax newbuilding (Overseas Cathy) on order as of December 31, 2003 was delivered in January 2004. The Overseas Boston, a U.S. Flag Crude Tanker was sold in February 2004, upon its redelivery from a long-term charter.

      For additional information regarding the Company's fleet, see the fleet list tables in the Company's Annual Report to Shareholders for 2003, which tables are incorporated herein by reference.

International Fleet Operations

      The Company's VLCC and Aframax fleets constitute two of its reportable business segments. In order to enhance vessel utilization and TCE revenues, the Company has placed its VLCCs and Aframaxes in pools that are responsible for the Commercial Management of these vessels.

Tankers International LLC ("Tankers")

      In December 1999, the Company and five other leading tanker companies formed Tankers to pool the commercial operation of their modern VLCC fleets. As of December 31, 2003, Tankers managed a fleet of 38 modern VLCCs (of which the Company has contributed 17 vessels, including four ships owned by joint ventures in which the Company has ownership interests ranging from 30% to 49.9%).

      Tankers has recently been advised that one of the members intends to withdraw its eight vessels from the pool over the course of the next 12 months. These deletions will be more than offset by additions to the pool over this period arising from existing charter, newbuilding and other commitments.

      Tankers performs the Commercial Management of its participants' vessels. It collects revenues from customers, pays voyage-related expenses, and distributes TCE revenues to the participants, after deducting administrative fees, according to a formula based upon the relative carrying capacity, speed, and fuel consumption of each vessel.

      The large number of vessels managed by Tankers, and the COAs into which Tankers has entered, give it the ability to enhance vessel utilization. In recent years, crude oil shipments from West Africa to Asia have expanded, increasing opportunities for vessels otherwise returning in ballast (i.e., without cargo) from Europe and North America to load cargoes in West Africa for delivery in Asia. Such combination voyages are used to maximize vessel utilization by minimizing the distance vessels travel in ballast.

      By consolidating the Commercial Management of its substantial VLCC fleet, Tankers is able to offer its customers "one-stop shopping" for high-quality VLCCs. The size of the fleet enables Tankers to become the logistics partner of major customers, providing new and improved tools to help them better manage their shipping programs, inventories, and risk.

Aframax Pool ("Aframax International")

      Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. In the past two years, three well established European owners have joined the pool, adding eight vessels. With 29 vessels that generally trade in the Atlantic Basin and the Mediterranean, the Aframax International pool has been able to enhance vessel utilization with backhaul cargoes and COAs, thereby generating higher TCE revenues than would otherwise be attainable in the spot market.

      From December 2002, until production started to increase again in February 2003, a general strike restricted the production and export of oil from Venezuela by the state-owned oil company, Petroleos de Venezuela S.A. Although the Venezuelan government succeeded in restoring a significant portion of pre-strike production, the eight vessels of PDV Marina normally employed in the Aframax International pool have been carrying proprietary Venezuelan cargoes outside of the pool since the strike began.

Commercially Flexible Fleet of Product Carriers

      OSG's fleet of six Foreign Flag Product Carriers constitutes one of the Company's reportable business segments. OSG's four Bostonmax Product Carriers operate in the Atlantic Basin and provide the Company's customers full access to all Boston-area terminals, allowing maximum discharge flexibility. The Company's two Panamax Product Carriers, which for many years traded from the Arabian Gulf to the Far East, have adapted to changing trade patterns and are now also carrying products from Korea to the U.S. West Coast as well as in the intra-Asian trades.

U.S. Flag Fleet Operations

      The Company's four U.S. Flag Crude Tankers constitute one of the Company's reportable business segments.

      Under the Jones Act, shipping between United States ports, including the movement of Alaskan crude oil, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies, more than 75% owned and controlled by U.S. citizens. The four U.S. Flag Crude Tankers and two U.S. Flag Product Carriers operate in trades protected by the Jones Act.

      The Merchant Marine Act of 1936, as amended, requires that preference be given to U.S. Flag vessels, if available at reasonable rates, in the shipment of at least half of all U.S. government-generated cargoes and 75% all of food-aid cargoes. The Company's two U.S. Flag Dry Bulk Carriers generate most of their revenue from these preference trades.

      Since late 1996, the Company's U.S. Flag Pure Car Carrier has participated in the U.S. Maritime Security Program, which ensures that militarily-useful U.S. Flag vessels are available to the Department of Defense in the event of war or national emergency. Under the program, the Company receives approximately $2.1 million per year through 2005, subject to annual Congressional appropriations.

      To encourage private investment in U.S. Flag vessels, the Merchant Marine Act of 1970 permits deferral of taxes on earnings from U.S. Flag vessels deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag vessels (primarily those limited to United States foreign, Great Lakes and noncontiguous domestic trades). The Company is a party to an agreement under the act. Under the agreement, the general objective is (by use of assets accumulated in the fund) for U.S. Flag vessels to be constructed or acquired. If the agreement is terminated or amounts are withdrawn from the Capital Construction Fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had approximately $247 million in its Capital Construction Fund as of December 31, 2003. The Company's balance sheet at December 31, 2003 includes a liability of approximately $77 million for deferred taxes on the fund deposits and earnings thereon.

Alaska Tanker Company, LLC ("ATC")

      Building on a more than 30-year relationship between the Company and BP p.l.c. ("BP"), ATC was formed in early 1999 by the Company, BP, and Keystone Shipping Company ("Keystone"), to create the leading provider of marine transportation services in the environmentally sensitive Alaskan crude-oil trade. ATC, which is owned 37.5% by the Company, 37.5% by Keystone, and 25% by BP, manages the vessels carrying BP's Alaskan crude oil, including four of the Company's vessels. The Company's U.S. Flag Crude Tankers are bareboat chartered to ATC, with BP guaranties. Each bareboat charter expires shortly before the date that OPA 90 precludes such single hull tanker from calling on U.S. ports. The first charter expires in February 2004 and the last charter expires in 2006. The bareboat charters will generate TCE revenues of approximately $19.5 million in 2004, $15.1 million in 2005 and $1.1 million in 2006. The Company's participation in ATC provides the Company with the ability to earn additional income (incentive hire) based upon ATC's meeting certain predetermined performance standards. Such income, which is included in equity in income of joint ventures, amounted to $7.6 million in 2003, $7.8 million in 2002 and $8.4 million in 2001.

      In August 1999, the Company sold the foregoing four vessels (and a fifth that was subsequently disposed of by the owner in 2000) and leased them back as part of an off-balance sheet financing that generated approximately $170 million, which was used to reduce long-term debt. On July 1, 2003, the Company consolidated this entity in accordance with Financial Accounting Standards Board Interpretation No. 46. For additional information, see Note B to the consolidated financial statements set forth in Item 8. As of December 31, 2003, the balance of bank debt on the books of the entity to which such vessels were sold aggregated $27.4 million. Such debt, which is due in monthly installments through August 2005, is repayable in full from bareboat charter revenues received from ATC, which are guaranteed by BP.

Competition

      The bulk shipping industry is highly competitive and fragmented, with no one shipping group owning or controlling more than 5.3% of the world tanker fleet. OSG competes with other owners of U.S. and Foreign Flag tankers and dry-cargo ships operating on an unscheduled basis similar to the Company.

      OSG's vessels compete with all other vessels of a size and type required by a customer that can be available at the date specified. In the spot market, competition is based primarily on price, although more charterers have recently become selective with respect to the quality of vessels they hire, with particular emphasis on such factors as age, double hulls, and the reliability and quality of operations. Increasingly, major users of oil transportation services are demonstrating a preference for modern vessels based on concerns about the environmental risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets. In the time charter market, factors such as the age and quality of a vessel and the reputation of the owner and operator tend to be more significant in competing for business than in the voyage charter market.

      In both the VLCC and Aframax market segments, the Company competes against a large number of companies. Competitors include other independent shipowners, oil companies and state owned entities with fleets ranging from one to more than 50 vessels in a particular segment. While some of our competitors operate worldwide, others focus on one or more geographical areas such as the Pacific, the Mediterranean, or the Caribbean.

      As of December 31, 2003, OSG's VLCC fleet consisted of 21 vessels (6.3 million dwt) of which 17 (5.1 million dwt) are Commercially Managed through Tankers. Of the Company's four remaining VLCCs, one is operating on a long-term charter expiring in 2004 and three are joint-venture vessels that are Commercially Managed by our joint-venture partner. Four of the VLCCs entered in Tankers by the Company are owned jointly with others. As of December 31, 2003, Tankers had a fleet of 38 VLCCs (11.5 million dwt), which represented 9.1% of the total world VLCC fleet on a deadweight ton basis.

      In the VLCC market segment, Tankers competes with more than 90 owners, the largest being Frontline Ltd. (38 vessels, 11.2 million dwt), World-Wide Shipping Agency (S) Pte. Ltd. (30 vessels, 8.8 million dwt), Nippon Yusen Kabushiki Kaisha (23 vessels, 6.4 million dwt), Mitsui OSK Lines Ltd. (23 vessels, 6.6 million dwt) and VELA International Marine Ltd., the shipping arm of the Saudi Arabian oil company (21 vessels, 6.4 million dwt).

      As of December 31, 2003, Aframax International had a fleet of 29 Aframaxes (3.0 million dwt). Aframax International's vessels generally trade in the Atlantic Basin and the Mediterranean. More than 160 owners operate in the Aframax market segment. Aframax International's main competitors include Teekay Shipping Corporation (59 vessels, 6.0 million dwt), Malaysian International Shipping Corporation Berhad (32 vessels, 3.3 million dwt), General Maritime Corp. (23 vessels, 2.2 million dwt) and Tsakos Energy Navigation (14 vessels,
1.4 million dwt).

      In the U.S. Flag trades, the Company competes with other owners of U.S. Flag vessels. Demand for U.S. Flag Product Carriers is closely linked to changes in regional energy demands and in refinery activity. These vessels compete with pipelines and oceangoing barges, and are affected by the level of imports on Foreign Flag Product Carriers.

Environmental and Security Matters Relating to Bulk Shipping

      Domestic Requirements. Since 1990, the tanker industry has experienced a more rigorous regulatory environment. Safety and pollution concerns have led to a greater emphasis on vessel quality and to the strengthening of the inspection programs of Classification Societies, governmental authorities and charterers.

      OPA 90 affects all vessel owners shipping oil to, from, or within the United States. Under OPA 90, a vessel owner or operator is liable without fault for removal costs and damages, including economic loss without physical damage to property, of up to $1,200 per gross ton of the vessel. When a spill is proximately caused by gross negligence, willful misconduct or a violation of a federal safety, construction or operating regulation, liability is unlimited. OPA 90 did not preempt state law and, therefore, states remain free to enact legislation imposing additional liability. Virtually all coastal states have enacted pollution prevention, liability and response laws, many with some form of unlimited liability.

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

      OSG's two single hull VLCCs (including one in which OSG has a 30% interest) and its single hull Suezmax will not be permitted to trade to U.S. ports after 2009. Two 49.9% owned double sided VLCCs are not permitted to trade to U.S. ports after 2014. The Company's 50% owned double sided Aframax is required to stop trading to U.S. ports in 2015. The two U.S. Flag Product Carriers, which are operated under capital leases expiring in 2011, are not affected by the OPA 90 phase-out schedule. The OPA 90 phase-out dates for the Company's six Foreign Flag Product Carriers are subsequent to their respective IMO phase-out dates (see the discussion of International Requirements below). One of OSG's four U.S. Flag Crude Tankers is required to be phased out in 2004, two in 2005 and one in 2006, at which time each of these tankers will be at the end of its commercial life.

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

      International Requirements. The Company's vessels undergo regular and rigorous in-house safety reviews. They are also routinely inspected by port authorities, Classification Societies, and major oil companies. All of the Company's vessels are certified under the standards reflected in International Standards Organization's 9002 quality assurance program and IMO's International Safety Management safety and pollution prevention protocols. In 2002, our New York office obtained 14001 Certification for Environmental Management Systems. Under the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention promulgated by the IMO, vessel operators are required to develop an extensive safety management system for each of the vessels over which they have operational control. The system includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The International Safety Management Code requires a certificate of compliance to be obtained both for the vessel manager and for each vessel that it operates. We have obtained such certificates for our shoreside offices and for all of the vessels that we manage.

      MARPOL 73/78 regulations of the IMO require double hulls or equivalent tanker designs for newbuildings ordered after 1993. In addition, the regulations, which were amended in 2001, provided a timetable for the phase out of single hull tankers. This timetable was amended again in December 2003 in response to European Union ("EU") proposals, further accelerating the final phase-out dates for single hull tankers. The new phase-out regime will become effective on April 5, 2005. For Category 1 tankers (pre-MARPOL tankers without segregated ballast tanks, generally built before 1982), the final phase-out date has been brought forward to 2005 from 2007. For Category 2 tankers (MARPOL tankers, generally built after 1982) the final phase out date was brought forward to 2010 from 2015. In addition, a Condition Assessment Scheme ("CAS") will apply to all single hull tankers 15 years or older. Flag states, however, may permit the continued operation of Category 2 tankers beyond 2010, subject to satisfactory CAS results, but only to 2015 or 25 years of age, whichever comes earlier. Category 2 tankers fitted with double bottoms or double sides not used for the carriage of oil will be permitted to trade beyond 2010 to 25 years of age, subject to the approval of the flag state. The latest amendments to MARPOL 73/78 will ban the oldest single hull tankers, representing approximately 12% of the current world tanker fleet, from worldwide trading by the end of 2005. A further 26% of the existing world tanker fleet will be excluded from many oil tanker trades by 2010.

      Although flag states may grant life extensions to Category 2 tankers, port states are permitted to deny entry to their ports and offshore terminals to single hull tankers operating under such life extensions after 2010, and to double sided or double bottomed tankers after 2015.

      A new MARPOL Regulation 13H was also introduced, banning the carriage of heavy grade oils in single hull tankers of more than 5,000 dwt after April 5, 2005. This regulation will predominantly affect heavy crude oil from Latin America as well as heavy fuel oil, bitumen, tar and related products. Flag states, however, may permit Category 2 tankers to continue to carry heavy grade oil beyond 2005, subject to satisfactory CAS results.

      EU regulation (EC) No. 417/2002, which was introduced in the wake of the sinking of the Erika off the coast of France in December 1999, provided a timetable for the phase out of the single hull tankers from EU waters. The subsequent sinking of the Prestige off the coast of Spain in November 2002 prompted the EU to implement an immediate ban on the transport of heavy crude oil and heavy fuel oil in single hull tankers loading or discharging at EU ports. In addition, the previous timetable was amended with the introduction of regulation (EC) No. 1726/2003 to further accelerate the phase out of single hull tankers. The new regulation came into force during October 2003 and banned all Category 1 single hull tankers over the age of 23 years immediately, with all Category 1 single hull tankers being phased out by 2005. For Category 2 single hull tankers, the final phase-out date was set at 2010, with double sided or double bottomed tankers permitted to trade until 2015 or until reaching 25 years of age, whichever comes earlier.

      Because OSG's Foreign Flag tanker fleet comprises mainly modern double hull vessels, the impact of the revised EU regulations and the revised and accelerated IMO phase out schedule will be limited. The following table summarizes the impact of such regulations on the Company's single hull and double sided Foreign Flag tankers:

                                                                 Banned from EU
                                                                     Ports           IMO Phase Out (1)
                                                             ---------------------  -------------------
                                                                         Age at     Year of    Age at
                      Vessel          Vessel        Year      Year of     Date       Phase     Date of
Vessel Name            Type          Category       Built       Ban      of Ban       Out     Phase Out
-----------            ----          --------       -----       ---      ------       ---     ---------

Crude Oil Tankers
Olympia (2)            VLCC         Single Hull     1990        2010       20         2015          25
Dundee (3)             VLCC        Double Sided     1993        2015       22         2018          25
Edinburgh (3)          VLCC        Double Sided     1993        2015       22         2018          25
Front Tobago (4)       VLCC         Single Hull     1993        2010       17         2015          22
Eclipse (2)           Suezmax       Single Hull     1989        2010       21         2014          25
Compass 1 (5)         Aframax      Double Sided     1992        2015       23         2017          25

                                                             Banned from EU Ports    IMO Phase Out (1)
                                                             ---------------------  -------------------
                                                                         Age at     Year of    Age at
                      Vessel          Vessel        Year      Year of     Date       Phase     Date of
Vessel Name            Type          Category       Built       Ban      of Ban       Out     Phase Out
-----------            ----          --------       -----       ---      ------       ---     ---------

Product Carriers
Mary Ann (2)          Panamax      Double Sided     1986        2011       25         2011          25
Diane (2)             Panamax      Double Sided     1987        2012       25         2012          25
Uranus (2)           Bostonmax     Double Sided     1988        2013       25         2013          25
Vega (2)             Bostonmax     Double Sided     1989        2014       25         2014          25
Delphina (2)         Bostonmax     Double Sided     1989        2014       25         2014          25
Neptune (2)          Bostonmax     Double Sided     1989        2014       25         2014          25

(1)   Assumes that flag state permits continued trading.

(2)   100% owned.

(3) 49.9% owned. These vessels are subject to an agreement that is expected to close in the first quarter of 2004 whereby the Dundee will become wholly owned by OSG and the Edinburgh will become wholly owned by the Company's joint-venture partner. See Note E to the consolidated financial statements set forth in Item 8.

(4)   30% owned.

(5)   50% owned.

      The Company's four U.S. Flag Crude Tankers and two U.S. Flag Product Carriers participate in the U.S. Jones Act trades and are therefore not affected by the IMO phase-out schedule. The U.S. has not adopted the 2001 amendments to the MARPOL regulations, which were viewed as less restrictive than OPA 90 regulations that were already in place.

      Many users of oil transportation services operating around Europe are showing a willingness to pay a higher Worldscale rate for double hull tankers than for single hull tankers. It is becoming increasingly more difficult to obtain clearance for single hull tankers from many countries and oil terminals.

      Insurance. Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The 13 P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $4.25 billion. As a member of a P&I Association, which is a member of the International Group, the Company is subject to calls payable to the associations based on its claim record as well as the claim records of all other members of the individual Association of which it is a member, and the members of the pool of P&I Associations comprising the International Group. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

      The Company carries marine hull and machinery and war risk insurance, which includes the risk of actual or constructive total loss, for all of our vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $100,000 to $185,000 per vessel per incident. In addition, in order to reduce premiums the Company maintains certain co-insurance provisions that it believes are prudent. The Company is self insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $2,000,000 per policy year.

      The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of our owned vessels that are covered under the vessels' marine hull and machinery insurance. Although loss of hire insurance covers up to 120 days lost charter income per vessel per incident, the Company bears the first 27 days lost for each covered incident.

      Security Matters. As of July 1, 2004, all ships involved in international commerce and the port facilities that interface with those ships must comply with the new International Code for the Security of Ships and of Port Facilities ("ISPS Code"). This includes passenger ships, cargo ships over 500 gross tons, and mobile offshore drilling rigs. The ISPS Code, which was adopted by the IMO in December 2002, provides a set of measures and procedures to prevent acts of terrorism, which threaten the security of passengers and crew and the safety of ships and port facilities.

      In December 2003, OSG submitted its Ship Security Plans for review and certification to the regulatory authorities. On December 20, 2003, the first OSG vessel received and implemented its approved Ship Security Plan, with verification by the flag state scheduled for the end of February 2004. OSG anticipates that the new security measures will be in place fleet-wide well ahead of the obligatory deadline.

Global Bulk Shipping Markets

Faster Economic Recovery and Higher Oil Production

      World economic growth, as measured by Gross Domestic Product, accelerated to an estimated 2.5% in 2003, up from 2.0% in 2002. World oil demand, as estimated by the International Energy Agency ("IEA"), rose to 78.4 million barrels per day ("b/d") in 2003 from 77.0 million b/d in 2002, and world oil production increased to 79.3 million b/d from 76.6 million b/d. The Organisation of Petroleum Exporting Countries ("OPEC") increased production during 2003 by
1.9 million b/d. Oil production from countries outside of OPEC increased by 0.9 million b/d, with a production decline of 0.3 million b/d in the North Sea offset by gains of 0.9 million b/d in the Former Soviet Union ("FSU") and 0.2 million b/d in North America. Overall tanker employment grew by 3.0% in 2003, benefiting from a 7.0% increase in long haul movements from Middle East members of OPEC, a market upon which VLCC owners are heavily reliant.

      The increase in production by Middle East members of OPEC compensated for production shortfalls elsewhere, with Iraqi production sharply reduced by the Second Gulf War, and both Venezuelan and Nigerian production curtailed due to labor unrest. Venezuela's production failed to recover to pre-strike levels during 2003. In addition, Indonesian production also declined during 2003. Although Iraqi production fell from 2.5 million b/d before the war to just 0.2 million b/d in the immediate aftermath, production has since recovered to almost
2.0 million b/d by the end of 2003. Iraq's northern export route via Ceyhan in the Mediterranean has remained dormant since the end of the war, with attempts to restore pipeline operations disrupted by guerrilla attacks. These factors raised the volume of oil being shipped from long-haul Middle East sources.

      On the demand side, world economic growth slowed during the first quarter of 2003 in the build up to the Second Gulf War, but recovered strongly following its swift resolution. The outbreak of Severe Acute Respiratory Syndrome ("SARS") briefly reduced Asian oil demand during the second quarter of 2003, but was quickly contained and demand rebounded. China's oil consumption in 2003 increased to 5.5 million b/d from 5.0 million b/d in 2002. In Japan, the shutdown of a significant number of nuclear power plants due to security concerns led to a 33% increase in consumption of residual fuel oil and crude for direct burning in the first ten months of 2003.

      This series of events contributed to increased volatility in tanker rates during 2003. For example, for fixtures from the Middle East, average VLCC rates were $68,000 per day in the first quarter, falling to $39,800 per day in the second quarter and then to $28,600 per day in the third quarter, before rising to $56,800 per day in the final quarter. Aframax rates followed a similar pattern with average rates on voyages from the Caribbean to the U.S. of $41,200 per day in the first quarter falling to $18,800 per day by the third quarter, before recovering in the final quarter of 2003 to $34,700 per day.

VLCC Newbuilding Orders Climb; Fleet Modernizes

      The world VLCC fleet grew marginally to 433 (126.1 million dwt) at December 31, 2003 from 427 vessels (124.8 million dwt) at the start of 2003, as VLCC deliveries from shipyards exceeded deletions for the first time in three years. VLCC newbuilding deliveries amounted to 37 vessels (11.4 million dwt) in 2003, a slight decrease from 38 vessels (12.0 million dwt) in 2002. Newbuilding orders in 2003, which totaled 51 vessels (15.5 million dwt), were concentrated in the first half of the year, as high ordering in other bulk shipping sectors led to a scarcity of newbuilding berths at shipyards during the second half of the year. As of December 31, 2003, the VLCC orderbook had risen to 74 vessels (22.5 million dwt), equivalent to 17.8%, based on deadweight tons, of the existing VLCC fleet. This compares with 64 vessels (19.6 million dwt), equivalent to 15.7% of the VLCC fleet, at the start of 2003.

      Strong demand for VLCC tonnage during 2003 often made it difficult for charterers to secure modern vessels. Consequently, sales for scrap of older vessels declined from the levels reached in 2002. During the second and third quarters of 2003, however, scrap sales accelerated as freight rates fell. Total VLCC sales for scrap and conversions amounted to 33 vessels (10.9 million dwt) in 2003 compared with 41 VLCCs (13.4 million dwt) being removed from service in 2002.

Aframax Contracting Accelerates; Rapid Fleet Expansion

      The Aframax fleet grew significantly in 2003. As of December 31, 2003, the world Aframax fleet amounted to 601 vessels (59.2 million dwt), an increase of 8.4% (in terms of deadweight tons) from 565 vessels (54.6 million dwt) at January 1, 2003. Removals from service in the Aframax fleet increased to 41 vessels (3.7 million dwt) during 2003 compared with 20 vessels (1.8 million dwt) in 2002.

      Strong freight rates during the first and last quarters of 2003 contributed to a sharp increase in the number of Aframax newbuilding orders. In 2003, 99 vessels (10.6 million dwt) were ordered, up from 43 vessels (4.7 million dwt) in 2002. As a result of the heavy ordering activity during the period from 2000 to 2002, Aframax newbuilding deliveries during 2003 rose to 76 vessels (8.2 million dwt) compared with 36 vessels (3.8 million dwt) in 2002. Newbuilding orders exceeded deliveries during 2003 lifting the number of vessels on order to 154 vessels (16.6 million dwt) at December 31, 2003, equivalent to 28.0% of the existing Aframax fleet, based on deadweight tons. This compares with 132 vessels (14.2 million dwt), equivalent to 26% of the Aframax fleet, at the start of 2003. The size of the orderbook suggests growth in the Aframax fleet over the next couple of years.

      Aframax tankers have benefited from the increase in non-OPEC production in recent years. In 2003, non-OPEC oil production increased by 0.9 million b/d, primarily from the FSU. Seaborne crude oil exports from the FSU in 2003 rose to
3.7 million b/d, a 19% increase compared with 2002. Because half of these exports were carried in Aframax tankers, Aframaxes employed in Mediterranean trades particularly benefited.

      The general strike in Venezuela that started in December 2002 has negatively impacted Venezuelan oil production, which fell to average 2.0 million b/d in 2003, or 76% of pre-strike levels. As a result, Venezuelan crude exports to the U.S. were 6.1% lower in the first ten months of 2003 compared with the same period in 2002. This shortfall has been offset, however, by increased shipments from longer haul sources such as North and West Africa and the Middle East, resulting in an overall increase in ton miles.

Panamax Product Carrier Fleet Stable; Rapid Modernization Imminent

      The world Panamax Product Carrier fleet at December 31, 2003 amounted to 273 vessels (17.7 million dwt), a small reduction from the 283 vessels (18.1 million dwt) at the beginning of 2003. During 2003, 32 Panamax Product Carriers (2.0 million dwt) were removed from service compared with 18 vessels (1.1 million dwt) in 2002. In 2003, Panamax deliveries totaled 22 vessels (1.6 million dwt), a significant increase from the nine vessels (0.6 million dwt) delivered in 2002. At December 31,

2003, the orderbook was 137 vessels (9.5 million dwt), equivalent to 53.7%, based on deadweight tons, of the existing Panamax fleet. This compares with 75 vessels (5.3 million dwt), equivalent to 29.3% of the Panamax fleet, one year earlier. At December 31, 2003, 40.7% of the world Panamax fleet was 20 or more years old, making it the oldest overall tanker sector with an average age of
15.4 years.

      The increase in production by Middle East members of OPEC in 2003 led to an increase in long haul refined products exports from that region, positively impacting rates for Panamax Product Carriers. Organization of Economic Cooperation and Development ("OECD") imports of refined products from Middle East members of OPEC during the first nine months of 2003 rose by 9.7% compared with the corresponding period in 2002. U.S. long-haul imports of refined products from the Middle East increased by 10.5% during the first ten months of 2003, compared with the corresponding period in 2002. Despite higher deliveries, however, OECD inventory levels of refined products at November 30, 2003, were 0.8% lower (10.8 million barrels) than in November 2002, as strong demand for gasoline and middle distillates resulted in a drawdown in stocks.

      OECD Pacific imports of refined products during the first nine months of 2003 were 6.9% higher than during the corresponding period in 2002, reflecting increased deliveries of residual fuel oil to Japan. For much of 2003, a significant number of nuclear power plants in Japan were idled due to concerns over safety, resulting in higher consumption of residual fuel oil by electric utilities.

Handysize Product Carrier Newbuilding Orderbook Continues to Grow

      The world Handysize Product Carrier fleet (which includes Bostonmax Product Carriers) declined to 491 vessels at December 31, 2003 from 501 vessels at the start of 2003, but remained constant in deadweight terms at 19.9 million dwt as smaller vessels were replaced by larger vessels. Deliveries in 2003 totaled 34 vessels (1.6 million dwt) compared with scrappings and conversions of 33 vessels (1.1 million dwt) and the reclassification of 11 vessels. At December 31 2003, the newbuilding orderbook for Handysize Product Carriers reached 178 vessels (8.2 million dwt), equivalent to 41.2%, based on deadweight tons, of the existing Handysize fleet. This compares with 131 vessels (6.0 million dwt), equivalent to 30.3% of the Handysize fleet, one year earlier.

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

Bostonmax Product Carrier     A small size Product Carrier of approximately
                              39,000 deadweight tons and the largest size capable of accessing all Boston-area terminals.

Capesize Bulk Carrier         A large Dry Bulk Carrier (any vessel used to
                              carry non-liquid bulk commodities) with a carrying capacity of more than 80,000 deadweight tons that mainly transports iron ore and coal.

Pure Car Carrier              A single-purpose vessel with many decks,
                              designed to carry automobiles, which are driven on and off using ramps.

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

Voyage Charter                A Charter under which a customer pays a
                              transportation charge for the movement of a specific cargo between two or more specified ports. The Company pays all voyage expenses, and all vessel expenses, unless the vessel to which the Charter relates has been time chartered in. The customer is liable for Demurrage, if incurred.

Demurrage                     Additional revenue paid to the Company on its
                              Voyage Charters for delays experienced in loading and/or unloading cargo, which are not deemed to be the responsibility of the shipowner, calculated in accordance with specific Charter terms.

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

Commercial Management or      The management of the employment, or
  Commercially Managed        chartering, of a vessel and associated
                              functions, including seeking and negotiating employment for vessels, billing and collecting revenues, issuing voyage instructions, purchasing fuel, and appointing port agents.

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

OPA 90                        OPA 90 is the abbreviation for the U.S. Oil
                              Pollution Act of 1990.

IMO IMO is the abbreviation for International Maritime Organization, an agency of the United Nations, which is the body that is responsible for the administration of internationally developed maritime safety and pollution treaties, including MARPOL 73/78.

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

Condition Assessment Scheme   An inspection program designed to check and
                              report on the vessel's physical condition and on its past performance based on survey and IMO's International Safety Management audit reports and port state performance records.

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

ITEM 2. PROPERTIES

      See Item 1.

ITEM 3. LEGAL PROCEEDINGS

      On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company's Foreign Flag Product Carrier, the Uranus, and the Company's handling of waste oils. Several witnesses have appeared before the grand jury. The Company is cooperating with the U.S. investigation.

      Previously, on September 11, 2003, the Department of Transport of the Government of Canada commenced an action against the Uranus charging the vessel with violations of regulations under the Canada Shipping Act with respect to alleged discrepancies in the vessel's oil record book during the period between December 2002 and March 2003. On January 22, 2004, the Department of Transport withdrew all pending charges related to the alleged discrepancies.

      The Company has in place extensive systems and procedures aboard its vessels and has for some years provided additional training to its crews to ensure the proper handling of waste oil aboard its vessels. The Company is committed to safeguarding the environment in the operation of its vessels, and it is the Company's policy to comply fully with all applicable oil pollution regulations.

      The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under charter parties. All such personal injury, collision and casualty claims against the Company are fully covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, is not material in relation to the consolidated current assets of the Company as shown in the Company's Consolidated Balance Sheet as at December 31, 2003, set forth in Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Executive Officers of the Registrant

Name                 Age    Position Held               Has Served as Such Since
-----                ----   ------------------------    ------------------------

Morten Arntzen       48     President and Chief         January 2004
                            Executive Officer

Robert N. Cowen      55     Senior Vice President,      February 1993
                            Chief Operating Officer     June 1999
                            and Secretary               June 1982

Myles R. Itkin       56     Senior Vice President,      June 1995
                            Chief Financial Officer
                            and Treasurer

Robert E. Johnston   56     Senior Vice President       October 1998
                            and Chief Commercial        June 1999
                            Officer

Peter J. Swift       60     Senior Vice President       June 1999
                            and Head of Shipping
                            Operations

      The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its shareholders, to be held on June 1, 2004, and until the election and qualification of his successor. There is no family relationship between the executive officers.

      During the five years prior to joining the Company in January 2004 as an officer and director, Mr. Morten Arntzen was employed by American Marine Advisors, Inc. as Chief Executive Officer. Mr. Robert N. Cowen has served as a director of the Company since 1993. Mr. Robert E. Johnston has served as an officer and director of certain of the Company's subsidiaries during the past five years. Mr. Peter J. Swift was Vice President of the Company from October 1998 until June 1999. He has served as an officer and director of certain of the Company's subsidiaries during the past five years.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is listed for trading on the New York Stock Exchange and the Pacific Exchange, Inc. under the trading symbol OSG. The range of high and low closing sales prices of the Company's common stock as reported on the New York Stock Exchange for each of the quarters during the last two years are set forth below.

                 2003                       High              Low
                 ----                       ----              ---
               First Quarter                20.13            15.15
               Second Quarter               22.75            17.21
               Third Quarter                26.54            21.31
               Fourth Quarter               35.89            25.00

                 2002                       High              Low
                 ----                       ----              ---
               First Quarter                24.30            18.55
               Second Quarter               24.75            19.60
               Third Quarter                20.59            15.28
               Fourth Quarter               18.65            15.15

(b) On February 23, 2004, there were 466 shareholders of record of the Company's common stock.

      On March 7, 2003, the Company completed a private issuance of $200 million principal amount of 8.25% Senior Notes due March 15, 2013 (the "Notes") to Goldman, Sachs & Co. (the "Initial Purchaser"). The offer and sale of the Notes to the Initial Purchaser was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933 because of the nature of the purchaser and the circumstances of the offering. The net proceeds from the sale of the Notes were approximately $195 million, after deducting the Initial Purchaser's discount and offering expenses of approximately $5 million. The Notes were resold by the Initial Purchaser to certain qualified institutional buyers ("QIBs") upon reliance on Rule 144A under the Securities Act of 1933. Subsequently, the QIBs exchanged the Notes for identical notes issued by the Company that were registered with the Securities and Exchange Commission.

(c) In June 2003, OSG announced a 16.7% increase in its annual dividend to 70(cent) per share from 60(cent) per share of common stock. Subsequent thereto, the Company paid two regular dividends each of 17.5(cent) per share of common stock. For each of the quarters during the past two years prior to the above change, the Company paid a dividend of 15(cent) per share of common stock. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company's Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following unaudited selected consolidated financial data for the years ended December 31, 2003, 2002 and 2001, and at December 31, 2003 and 2002, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by Ernst & Young LLP, independent auditors. The unaudited selected consolidated financial data for the years ended December 31, 2000 and 1999, and at December 31, 2001, 2000 and 1999, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by Ernst & Young LLP.

In thousands, except per share amounts                           2003          2002           2001            2000          1999
----------------------------------------------------------------------------------------------------------------------------------

Shipping revenues                                            $  454,120    $  297,283     $  469,333      $  467,618    $  350,545
Time charter equivalent revenues (a)                            431,136       266,725        381,018         370,081       253,217
Income from vessel operations                                   191,107        44,888        130,686(b)      134,066        23,366
Income/(loss) before federal income taxes and
   cumulative effect of change in accounting principle          168,153       (20,864)       154,445         132,989        21,764
Net income/(loss) (c)                                           121,309       (17,620)       101,441          90,391        14,764
Depreciation and amortization (d)                                90,010        80,379         71,671          71,465        77,209
EBITDA (e)                                                      320,287       112,208        271,151         251,121       129,577
Net cash provided by operating activities                       223,200        13,173        193,025         102,042        37,033
Vessels and capital leases, at net book amount                1,364,773     1,416,774      1,345,719       1,293,958     1,237,513
Total assets                                                  2,000,686     2,034,842      1,964,275       1,823,913     1,720,945
Debt - long-term debt and capital lease obligations
   (exclusive of short-term debt and current portions) (f)      787,588       985,035        854,929         836,497       827,372
Reserve for deferred federal income taxes -
   noncurrent                                                   151,304       134,204        132,170         117,749        77,877
Shareholders' equity                                         $  917,075    $  784,149     $  813,426      $  750,167    $  661,058
Debt/total capitalization                                          46.2%         55.7%          51.2%           52.7%         55.6%

Per share amounts:
Basic net income/(loss)                                      $     3.49    $    (0.51)    $     2.97      $     2.67    $     0.41
Diluted net income/(loss)                                    $     3.47    $    (0.51)    $     2.92      $     2.63    $     0.41
Shareholders' equity                                         $    25.54    $    22.76     $    23.73      $    22.07    $    19.63
Cash dividends paid                                          $     0.65    $     0.60     $     0.60      $     0.60    $     0.60
Average shares outstanding for basic earnings per share          34,725        34,395         34,169          33,870        35,712
Average shares outstanding for diluted earnings per share        34,977        34,395         34,697          34,315        35,725

(a)   Represents shipping revenues less voyage expenses.

(b) Reflects restructuring charge of $10,439 to cover costs associated with the reduction of staff at the New York headquarters and the transfer of ship management and administrative functions to the Company's subsidiary in Newcastle, U.K.

(c) Results for 2000 include income of $4,152 ($.12 per share) from the cumulative effect of a change in accounting principle from the completed voyage method to the recognition of net voyage revenues of vessels operating on voyage charters ratably over the estimated length of each voyage. Income before cumulative effect of change in accounting principle in 2000 was $86,239, or $2.55 per basic share ($2.51 per diluted share). Assuming the method of recognizing net voyage revenues ratably over the estimated length of each voyage had been applied retroactively, the pro forma income before cumulative effect of change in accounting principle for 1999 would have been $13,450, or $0.37 per share.

(d) Amounts for years prior to 2003 have been restated to conform with the 2003 presentation.

(e) EBITDA represents operating earnings, which is before interest expense, income taxes and cumulative effect of change in accounting principle, plus other income/(expense) and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flows from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. The following table reconciles net income/(loss), as reflected in the consolidated statements of operations, to EBITDA:

                                                         2003        2002         2001        2000         1999
                                                      -----------------------------------------------------------
Net income/(loss)                                     $ 121,309   $ (17,620)   $ 101,441   $  90,391    $  14,764
Cumulative effect of change in accounting principle          --          --           --      (4,152)          --
Provision/(credit) for federal income taxes              46,844      (3,244)      53,004      46,750        7,000
Interest expense                                         62,124      52,693       45,035      46,667       43,008
Gain on planned vessel dispositions                          --          --           --          --      (12,404)
Depreciation and amortization                            90,010      80,379       71,671      71,465       77,209
                                                      -----------------------------------------------------------
EBITDA                                                $ 320,287   $ 112,208    $ 271,151   $ 251,121    $ 129,577
                                                      ===========================================================

(f) Amounts do not include debt of joint ventures in which the Company participates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet consists of 52 vessels aggregating 9.0 million deadweight tons, including eight vessels that are owned by joint ventures in which the Company has an average interest of 47%, and six vessels that have been chartered in under operating leases.

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

      Set forth in the tables below are daily TCE rates that prevailed in markets in which the Company's vessels operated for the periods indicated. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages and the portion of revenue generated from long-term charters. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates requires the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage.

Foreign Flag VLCC Segment

--------------------------------------------------------------------------------
                                  Spot Market TCE Rates
                                VLCCs in the Arabian Gulf
            Q1-2003   Q2-2003   Q3-2003   Q4-2003     2003      2002       2001
            --------------------------------------------------------------------
Average     $68,000   $39,800   $28,600   $56,800   $47,900   $19,000    $32,700
High        $96,100   $78,300   $72,800   $95,100   $96,100   $81,500    $69,800
Low         $31,100   $14,900   $ 9,200   $13,800   $ 9,200   $ 3,500    $11,700
--------------------------------------------------------------------------------

      During 2003, rates for VLCCs trading out of the Arabian Gulf averaged $47,900 per day, 152% higher than the average for 2002 and 46% higher than the average for 2001. Although the development of VLCC rates over 2003 was positive, the market was extremely volatile during the year, with a number of extraordinary factors influencing the market.

their ascent in the first quarter of 2003, reaching a first quarter high of $96,100 per day. A general strike disrupted crude oil production in Venezuela, increasing U.S. dependence on longer-haul imports from such areas as the Middle East. In addition a significant number of Japanese nuclear power plants remained shutdown during 2003 as they underwent operational safety checks, increasing Japanese dependence on oil for power generation. As refiners sought to secure crude supplies ahead of an impending war in Iraq, reported VLCC fixtures from the Arabian Gulf to the U.S. increased by 38% in the first quarter of 2003 compared with the first quarter of 2002. Similarly, VLCC fixtures from the Arabian Gulf to Japan were 30% higher for the same period.

      VLCC rates declined during the second and third quarters of 2003 from first quarter levels because the rapid conclusion of the war in Iraq eased concerns over the security of oil supplies from the Middle East, and Venezuelan and Nigerian oil exports were restored following disruptions caused by civil unrest. In addition, the outbreak of SARS dampened Chinese oil demand during the second quarter of 2003 and Japanese oil usage in the third quarter declined slightly relative to the same period in 2002, reflecting the gradual return to operation of some nuclear power plants previously idled. As a result, key load areas experienced a buildup of available VLCC tonnage and weaker earnings in the Suezmax sector increased the competitive pressure for VLCCs, contributing to lower rates, which averaged $39,800 per day during the second quarter of 2003 before falling to $28,600 per day in the third quarter.

      In the fourth quarter, VLCC rates rebounded to average $56,800 per day, as OPEC far exceeded its production quotas, taking advantage of high crude prices. OPEC's quota cut effective November 1 was intended to accommodate the restoration of Iraqi production and prevent inventory buildups in consuming regions. This quota cut was largely ignored as demand exceeded expectations due in large part to exceptionally strong Chinese demand. This coincided with a scarcity of modern tonnage in the Arabian Gulf. As a result, VLCC rates surged to a fourth quarter high of $95,100 per day. At the same time, the global economic recovery continued to gather pace, coinciding with the onset of the winter heating season. It is estimated that global oil demand during the fourth quarter of 2003 was 80.6 million barrels per day ("b/d"), an increase of 3.3% relative to the previous quarter and 1.9% higher than the comparable quarter in 2002. China's fourth quarter oil demand showed the strongest growth, rising 11.3% over the corresponding quarter in 2002.

Foreign Flag Aframax Segment

--------------------------------------------------------------------------------
                                   Spot Market TCE Rates
                                 Aframaxes in the Caribbean
             Q1-2003   Q2-2003   Q3-2003   Q4-2003     2003      2002      2001
             -------------------------------------------------------------------
Average      $41,200   $30,600   $18,800   $34,700   $31,100   $16,100   $24,800
High         $67,000   $44,000   $31,000   $70,000   $70,000   $34,000   $51,000
Low          $11,000   $11,500   $13,500   $19,500   $11,000   $ 8,500   $12,000
--------------------------------------------------------------------------------

      During 2003, rates for Aframaxes operating in the Caribbean trades averaged $31,100 per day, 93% higher than the average for 2002 and 25% higher than the average for 2001. Aframax freight rates have been supported by the general increase in worldwide economic activity as well as rapid growth in crude oil exports from the Former Soviet Union ("FSU"). Total seaborne oil exports from Baltic and Black Sea ports have increased by 16.7% in 2003. In addition, transit delays in the Bosporus tightened availability of Aframaxes with a further positive effect on rates. The Aframax fleet carries a significant share of FSU exports from the Baltic Sea and the Black Sea. The share of reported spot crude oil liftings carried on Aframaxes from the Baltic Sea rose to 71% in 2003 from 65% in 2002, while the Aframax share of Black Sea exports increased to 44% in 2003 from 41% in 2002.

      In the Caribbean market, the negative impact of oil export disruptions in Venezuela during the first quarter of 2003 was partly offset by the positive impact of increased long-haul crude oil imports to the U.S., which increased Aframax employment for lightering operations in the U.S. Gulf. The Caribbean market also benefited from vessels repositioning to stronger markets in the North Sea and the Mediterranean. Mexico's subsequent increase in exports and the resumption of Venezuelan exports late in the first quarter helped boost Aframax rates to a first quarter high of $67,000 per day.

      During the second quarter of 2003, the gradual restoration of Venezuelan exports coincided with the disappearance of Iraqi crude oil shipments from Ceyhan in the Mediterranean and the steady decline in Indonesian production due to that country's aging oil fields, as well as a sizable number of Aframax newbuilding deliveries. Planned and unplanned maintenance in the Black Sea port of Novorossiysk and the North Sea during the early part of the summer further contributed to reduced demand for Aframax vessels. These factors caused Aframax rates to decline to average $30,600 per day in the second quarter before falling further to $18,800 per day by the third quarter.

      By the fourth quarter, Aframax rates recovered to average $34,700 per day, with the onset of the winter heating season in the Northern Hemisphere boosting oil demand. Rates soared as high as $70,000 per day as weather-related loading delays in the Black Sea and congestion in the Bosporus tightened availability of Aframaxes.

Foreign Flag Product Carrier Segment

----------------------------------------------------------------------------------------
                                           Spot Market TCE Rates
                           Panamaxes in the Pacific and Bostonmaxes in the Caribbean
                     Q1-2003   Q2-2003   Q3-2003   Q4-2003     2003      2002      2001
----------------------------------------------------------------------------------------
Panamax Average      $22,800   $21,400   $20,800   $14,100   $19,900   $13,100   $27,100
Panamax High         $27,000   $27,000   $25,000   $17,500   $27,000   $23,500   $58,000
Panamax Low          $20,000   $15,500   $15,000   $10,500   $10,500   $ 9,000   $10,500

Bostonmax Average    $17,400   $14,800   $14,000   $18,200   $16,000   $10,100   $18,200
Bostonmax High       $24,900   $24,900   $16,900   $23,800   $24,900   $15,000   $32,000
Bostonmax Low        $13,800   $10,000   $10,000   $13,500   $10,000   $ 7,200   $ 7,300
----------------------------------------------------------------------------------------

      Rates for Panamax Product Carriers operating in the Pacific Region averaged $19,900 per day in 2003, 52% higher than the average for 2002, but 27% lower than the average for 2001. Since the Japanese nuclear power plant shutdowns began in the third quarter of 2002, net Japanese imports of residual fuel oil for power generation have increased significantly, growing by 25% during the first ten months of 2003 compared with the corresponding period in 2002. In China, power stations ran at full capacity during the summer to meet record cooling demand. However, net imports of fuel oil were so strong that by mid September, storage tanks were full, and China, as the region's largest buyer, disappeared from the market. As a result, the market weakened during the fourth quarter of 2003.

      Rates for Bostonmax Product Carriers operating in the Caribbean trades averaged $16,000 per day in 2003, 58% higher than the average for 2002, but 12% lower than the average for 2001. U.S. imports of refined oil products were 10% higher in 2003, boosted by a series of unplanned outages at several domestic refineries. Escalated imports from the Middle East and Northwest Europe increased ton-mile demand. Imports of transportation-related products grew the most in volume terms, with gasoline imports up by 5% in 2003, and jet fuel imports up by 6%. Imports of residual fuel oil increased by 42% in 2003, a rise stimulated by high natural gas prices and much colder winter weather than the previous year.

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

Revenue Recognition

      The Company generates a majority of its revenue from voyage charters. Within the shipping industry, there are two methods used to account for voyage charter revenue and expenses: (1) ratably over the estimated length of each voyage and (2) completed voyage. The recognition of voyage revenues and expenses ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues and expenses and the method currently being used by OSG. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis.

      Prior to 2000, OSG accounted for voyage revenues and expenses using the completed-voyage method, with voyages calculated on a load-to-load basis. Accordingly, OSG did not recognize the revenues and expenses of voyages until vessels had completed their trips to the next load port, and the Company's revenues fluctuated from period to period because of the timing of voyage completions. The change in method to recognize voyage revenues and expenses ratably over the estimated length of each voyage, with voyages calculated on a discharge-to-discharge basis, eliminated these fluctuations because specific voyage results are allocated on a pro-rata basis to the periods over which they are performed.

      In applying its revenue recognition method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues and expenses can be estimated with a greater degree of accuracy.

      In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Vessel Lives and Impairment

      The carrying value of each of the Company's vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years from the date such vessel was originally delivered from the shipyard. In the shipping industry, use of a 25-year life has become the standard. The actual life of a vessel may be different. The Company has evaluated the impact of the revisions to MARPOL Regulation 13G that become effective April 5, 2005 and the new EU regulations that went into force on October 21, 2003 on the economic lives assigned to the tankers in the Company's Foreign Flag fleet. Because the OSG Foreign Flag tanker fleet comprises mainly modern, double hull vessels, the revised regulations only affect two wholly-owned vessels and four vessels currently held in joint ventures. Current regulations will not require any of these single hull or double sided Foreign Flag tankers, except the Front Tobago, to be removed from service prior to attaining 25 years of age, although the trading of such vessels after 2010 could be affected. The revised IMO Regulation G allows the flag state to permit the continued operation of our single hull and double sided tankers beyond 2010. Because such regulations do not explicitly permit single hull and double sided tankers to continue trading beyond 2010, their operation beyond 2010 is not assured. Two single hull VLCCs will be banned from EU ports beginning in 2010 at the ages of 17 (for one VLCC which is 30% owned by OSG) and 20 years (for one VLCC which is wholly owned by OSG), respectively. Two double sided VLCCs (both 49.9% owned by OSG) will be banned from EU ports in 2015 at the age of 22 years. The Company's single hull Suezmax tanker will be banned from EU ports in 2010 at the age of 21 years. A 50% owned double sided Aframax tanker will be banned from EU ports in 2015 at the age of 23 years. OSG considered the need to reduce the estimated remaining useful lives of its single hull and double sided Foreign Flag tankers because of the EU regulations and the revised and accelerated phase-out schedule agreed to by IMO in December 2003. These new regulations will not prevent any of these vessels, with the exception of the Front Tobago, in which the Company has a 30% interest, from trading prior to reaching 25 years of age. The economic life of the Front Tobago has been reduced to 2015. Accordingly, it was not deemed necessary at this time to reduce the estimated remaining useful lives of any of our other single hull or double sided Foreign Flag tankers. If the economic lives assigned to the tankers prove to be too long because of new regulations or other future events, higher depreciation expense and impairment losses could result in future periods related to a reduction in the useful lives of any affected vessels.

      The carrying values of the Company's vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. The Company records impairment losses only when events occur that cause the Company to believe that future cash flows for any individual vessel will be less than its carrying value. The carrying amounts of vessels held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel's carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available.

      In developing estimates of future cash flows, the Company must make assumptions about future charter rates, ship operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective.

      We performed an impairment test for our single hull and double sided Foreign Flag tankers, including vessels held in joint ventures, in December 2003, because of the new EU regulations that became effective in October 2003 and the revised and accelerated phase-out schedule agreed to by the IMO in December 2003. For purposes of this analysis, we assumed that the single hull tankers would stop trading in 2015 and the double sided tankers would continue trading until age 25, in accordance with the revised and accelerated phase-out schedule adopted by the IMO. We also assumed that these vessels would achieve lower TCE rates than comparable double hull tankers over their remaining useful lives. Because voyage charter rates are volatile and vessel values vary over time, a probability-weighted approach based on historically-observed TCE rates was used to estimate future cash flows. In all cases, the carrying values of the Company's single hull and double sided Foreign Flag tankers as of December 31, 2003 were less than the sum of the undiscounted cash flows for the respective vessels. Accordingly, no impairment loss was recorded.

      We performed an impairment test for our vessels in December 2002 because of a decrease in the sales price of second-hand vessels, as reported in trade publications, and the downward trend in spot rates that had persisted during 2001 and the first nine months of 2002. A probability-weighted approach based on historically-observed TCE rates was used to estimate future cash flows. In all cases, the carrying values of the Company's vessels were less than the sum of the undiscounted cash flows for the respective vessels. Accordingly, no impairment loss was recorded.

Market Value of Marketable Securities

      In accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), the Company's holdings in marketable securities are classified as available for sale and, therefore, are carried on the balance sheet at fair value (as determined by using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income/(loss) until the investments are sold. Accordingly, these changes in value are not reflected in the Company's statements of operations. If, however, pursuant to the provisions of FAS 115 and Staff Accounting Bulletin No. 59, the Company determines that a material decline in the fair value below the Company's cost basis is other than temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and the length of time that the declines had been sustained, management concluded that the declines in fair value of securities with aggregate cost bases of $16,187,000 in 2003 and $72,521,000 in 2002 were other than temporary. Accordingly, the Company recorded pre-tax impairment losses of $4,756,000 in 2003 and $42,055,000 in 2002 related to such securities. These impairment losses are reflected in the accompanying consolidated statements of operations.

      As of December 31, 2003, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $38,436,000 and an aggregate fair value of $47,135,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of December 31, 2003 were $474,000. See Note F to the consolidated financial statements set forth in Item 8 for additional information on pre-tax unrealized losses as of December 31, 2003.

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

Deferred Tax Assets and Valuation Allowance

      The carrying value of the Company's deferred tax assets is based on the assumption that the Company will generate sufficient taxable income in the future to permit the Company to take deductions and use tax-credit carryforwards. The deferred tax assets are net of a valuation allowance. During 2002, the Company recorded a valuation allowance of $3,640,000 related to capital losses arising from the write-down of certain marketable securities. The valuation allowance was established because the Company believed that a portion of the capital losses might expire unused because the generation of future taxable capital gains was not certain. During 2003, the Company reduced the valuation allowance by $2,706,000 to $934,000 based primarily on increases in the fair value of securities previously written down. If assumptions and estimates change in the future, the Company could be required to increase the valuation allowance against its deferred tax assets, which will result in additional income tax expense in the Company's statement of operations. Each quarter, management evaluates the realizability of the deferred tax assets and assesses the need to change the valuation allowance.

Pension and Other Postretirement Benefits

      The Company has recorded pension and other postretirement benefit costs based on complex valuations developed by its actuarial consultants. These valuations are based on key estimates and assumptions related to the discount rates used and the rates expected to be earned on investments of plan assets. OSG is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management's best estimate of expected returns. A decrease in the expected rate of return will increase future net periodic benefit costs and an increase in the expected rate of return will decrease future benefit costs. With respect to the Company's domestic plans, as of December 31, 2003, management reduced the discount rate to 6.7% from 7.4% and maintained unchanged the expected rate of return on plan assets at 8.75%. Changes in pension and other postretirement benefit costs may occur in the future as a result of changes in these rates.

Special Purpose Entity ("SPE")

      In 1999, the Company facilitated the creation of an SPE that purchased from and bareboat chartered back to the Company five U.S. Flag Crude Tankers that the Company in turn bareboat chartered to Alaska Tanker Company for the transportation of Alaskan crude oil for BP. The purchase price of $170 million was financed by a term loan from a commercial lender and a substantive equity capital investment by the owner of the SPE. The Company did not guarantee the vessels' residual values or guarantee the SPE's debt. ATC time chartered the vessels to BP under a "hell or highwater" lease through the dates on which they must be removed from service in accordance with OPA 90. The portion of the charter hire payments from BP to ATC representing bareboat charter hire to the Company is sufficient to fully amortize the debt of the SPE. Such payments have been assigned to the SPE. On July 1, 2003, the Company consolidated this SPE in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). Under the provisions of FIN 46, the Company is considered to be the primary beneficiary of the SPE. For additional information, see Note B to the consolidated financial statements set forth in Item 8.

Income from Vessel Operations

      During 2003, TCE revenues increased by $164,411,000, or 62%, to $431,136,000 from $266,725,000 in 2002, principally resulting from an increase in average daily TCE rates for vessels operating in the spot market. During 2003, approximately 79% of the Company's TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 70% in 2002 and 73% in 2001. In 2003, approximately 21% of TCE revenues were generated from long-term charters compared with 30% in 2002 and 27% in 2001. During 2002, TCE revenues decreased by $114,293,000 to $266,725,000 from $381,018,000 in 2001, as a result of a sharp decline in average daily TCE rates for vessels operating in the spot market partially offset by an increase in revenue days. The reduction in percentage contribution from long-term charters during 2003 compared with 2002 was principally attributable to significant increases in average TCE rates in 2003 for vessels operating in the spot market and the expiry, in early 2002, of a long-term charter on a VLCC.

      The reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income/(loss), but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

      During 2003, income from vessel operations increased by $146,219,000, or 326%, to $191,107,000 from $44,888,000 in 2002. The improvement resulted from an increase in average daily TCE rates for all of the Company's Foreign Flag segments. During 2002, income from vessel operations decreased by $85,798,000 to $44,888,000 from $130,686,000 in 2001. Excluding the impact of the restructuring charge of $10,439,000 recorded in 2001, income from vessel operations decreased by $96,237,000 in 2002 compared with 2001. This reduction resulted from a decrease in average daily TCE rates and revenues for all of the Company's Foreign Flag segments (see Note C to the consolidated financial statements set forth in Item 8 for additional information on the Company's segments). On a consolidated basis, the average daily vessel expenses for 2003 was approximately $362 per day higher than 2002 but unchanged from 2001.

VLCC Segment:                                                 2003         2002         2001
                                                           ---------    ---------    ---------
  TCE revenues (in thousands)                              $ 189,410    $  79,714    $ 112,820
  Vessel expenses (in thousands)                             (28,093)     (21,481)     (16,763)
  Time and bareboat charter hire expenses (in thousands)     (11,386)      (9,512)      (7,889)
  Depreciation and amortization (in thousands)               (36,475)     (30,033)     (23,815)
                                                           ---------    ---------    ---------
  Income from vessel operations (in thousands)(a)          $ 113,456    $  18,688    $  64,353
                                                           =========    =========    =========
  Average daily TCE rate                                   $  40,725    $  20,545    $  37,432
  Average number of vessels (b)                                 11.8          9.8          7.4
  Average number of vessels chartered in under operating
    leases                                                       1.2          1.1          1.0
  Number of revenue days(c)                                    4,651        3,880        3,014
  Number of ship-operating days(d)                             4,736        3,972        3,077

(a) Income from vessel operations by segment is before general and administrative expenses and the restructuring charge.

(b) The average is calculated to reflect the addition and disposal of vessels during the year.

(c) Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.

(d)   Ship-operating days represent calendar days.

      During 2003, TCE revenues for the VLCC segment increased by $109,696,000, or 138% to $189,410,000 from $79,714,000 in 2002. This improvement in TCE revenues resulted from an increase of $20,180 per day in the average daily TCE rate earned and an increase in the number of revenue days. All but one of the vessels in the VLCC segment participate in the Tankers pool as of December 31, 2003. The increase in revenue days resulted principally from the delivery of two newbuilding VLCCs (one in April 2002 and another in mid-February 2003) and the April 2003 purchase of a 1997-built double hull VLCC, Meridian Lion, previously held by a 50% owned joint venture (see Note E to the consolidated financial statements set forth in Item 8). The redemption of the other partner's joint venture interest in the Equatorial Lion and Meridian Lion (as described in Note E to the consolidated financial statements set forth in Item 8) and the simultaneous acquisition of the Meridian Lion from the other partner resulted in the inclusion of both vessels in the VLCC segment from the mid-April effective date of the transaction. The Equatorial Lion, which had, prior to the completion of this transaction, been time chartered in from the joint venture is now owned by a subsidiary of the Company. Vessel expenses increased by $6,612,000 to $28,093,000 in 2003 from $21,481,000 in the prior year principally as a result of the Equatorial Lion becoming wholly owned in April 2003 and an increase in ship-operating days. Average daily vessel expenses increased by $524 per day in 2003 compared with 2002, principally attributable to increases in damage repair expenses and insurance premiums partially offset by decreases attributable to the timing of delivery of stores and supplies. Time and bareboat charter hire expenses increased by $1,874,000 to $11,386,000 in 2003 from $9,512,000 in 2002 as a result of the sale-leaseback agreement discussed below and the inclusion of a 40% participation interest in a chartered-in VLCC (Charles Eddie) partially offset by the termination of the charter in of the Equatorial Lion from a joint venture. The charter in of the Charles Eddie, which commenced in the third quarter of 2002, provides for profit sharing with the vessel's owner when the TCE rates exceed the base rate in the charter ($23,000 to $23,700 per day during 2003). Depreciation and amortization increased by $6,442,000 to $36,475,000 from $30,033,000 in 2002 as a result of the vessel additions discussed above. In late-June 2003, the Company entered into a sale-leaseback agreement for one of its VLCCs, the Meridian Lion, which lease is classified as an operating lease. The gain on the sale was deferred and is being amortized over the eight-year term of the lease as a reduction of time and bareboat charter hire expenses. The sale-leaseback transaction increased time charter hire expenses by approximately $2,250,000 per quarter, commencing in the third quarter of 2003.

      During 2002, TCE revenues for the VLCC segment decreased by $33,106,000, or 29%, to $79,714,000 from $112,820,000 in 2001. This reduction in TCE revenues resulted from a decrease of $16,887 per day in the average daily TCE rate earned, partially offset by an increase in the number of revenue days. The increase in revenue days resulted from the delivery of three newbuilding VLCCs (two in the second half of 2001 and one in early-April 2002). Vessel expenses increased by $4,718,000 to $21,481,000 in 2002 from $16,763,000 in 2001 as a result of an increase in ship-operating days. Average daily vessel expenses, however, were relatively unchanged. Time and bareboat charter hire expenses increased by $1,623,000 to $9,512,000 in 2002 from $7,889,000 in 2001, principally because of the inclusion of the 40% interest in the charter in of the Charles Eddie, which commenced during the third quarter of 2002. Depreciation and amortization increased by $6,218,000 to $30,033,000 in 2002 from $23,815,000 in 2001 principally as a result of the vessel additions discussed above.

Aframax Segment:                                              2003         2002         2001
                                                           ---------    ---------    ---------
  TCE revenues (in thousands)                              $ 105,739    $  71,121    $ 111,293
  Vessel expenses (in thousands)                             (21,927)     (21,131)     (18,658)
  Time and bareboat charter hire expenses (in thousands)          --           --       (5,821)
  Depreciation and amortization (in thousands)               (22,261)     (22,554)     (20,096)
                                                           ---------    ---------    ---------
  Income from vessel operations (in thousands)             $  61,551    $  27,436    $  66,718
                                                           =========    =========    =========
  Average daily TCE rate                                   $  26,389    $  17,389    $  29,505
  Average number of vessels                                     11.2         11.5          9.9
  Average number of vessels chartered in under operating
    leases                                                        --           --          0.5
  Number of revenue days                                       4,007        4,090        3,772
  Number of ship-operating days                                4,083        4,187        3,810

      During 2003, TCE revenues for the Aframax segment increased by $34,618,000, or 49%, to $105,739,000 from $71,121,000 in 2002. This improvement in TCE revenues resulted from an increase of $9,000 per day in the average daily TCE rate earned partially offset by a decrease in revenue days. The decrease in revenue days resulted from the sale of two single hull Aframaxes in the third quarter of 2002 partially offset by the delivery of two newbuilding Aframaxes (one in February 2002 and one in October 2003) and the purchase, in the third quarter of 2002, of a 1994-built double hull Aframax. TCE revenues for 2003 reflect a loss of $3,229,000 generated by forward freight agreements. Although the Company entered into these forward freight agreements to convert a portion of its variable revenue stream from Aframax International to a fixed rate, such forward freight agreements do not qualify as effective cash flow hedges under FAS 133. Vessel expenses increased marginally by $796,000 to $21,927,000 in 2003 from $21,131,000 in the prior year. Average daily vessel expenses increased by $324 per day in 2003 compared with 2002, principally due to increases in insurance premiums and repair costs.

      During 2002, TCE revenues for the Aframax segment decreased by $40,172,000, or 36%, to $71,121,000 from $111,293,000 in 2001. This reduction in
TCE revenues resulted from a decrease of $12,116 per day in the average daily TCE rate earned partially offset by an increase in revenue days. The increase in revenue days primarily resulted from the delivery of four new vessels since January 1, 2001. TCE revenues for 2002 reflect a loss of $697,000 generated by forward freight agreements compared with income of $3,197,000 in 2001. Vessel expenses increased by $2,473,000 to $21,131,000 from $18,658,000 in 2001 as a result of an increase in ship-operating days. Average daily vessel expenses, however, decreased by $113 per day, principally due to reductions in crew costs. The reductions in time and bareboat charter hire expenses reflects the operating lease costs on two chartered-in vessels, both of which were redelivered during 2001. Depreciation and amortization increased by $2,458,000 to $22,554,000 in 2002 from $20,096,000 in 2001, principally as a result of the vessel additions discussed above.

Product Carrier Segment:                                           2003        2002        2001
                                                                 --------    --------    --------
  TCE revenues (in thousands)                                    $ 35,124    $ 35,053    $ 58,078
  Vessel expenses (in thousands)                                  (13,143)    (14,686)    (17,262)
  Time and bareboat charter hire expenses (in thousands)               --          --      (1,070)
  Depreciation and amortization (in thousands)                     (7,671)     (9,807)     (9,486)
                                                                 --------    --------    --------
  Income from vessel operations (in thousands)                   $ 14,310    $ 10,560    $ 30,260
                                                                 ========    ========    ========
  Average daily TCE rate                                         $ 15,653    $ 12,226    $ 21,212
  Average number of vessels                                           6.4         8.0         8.0
  Average number of vessels chartered in under operating
    leases                                                             --          --         0.2
  Number of revenue days                                            2,244       2,867       2,738
  Number of ship-operating days                                     2,350       2,920       3,007

      During 2003, TCE revenues for the Product Carrier segment increased marginally by $71,000, or less than 1%, to $35,124,000 from $35,053,000 in 2002.
TCE revenues were stable despite a decrease in revenue days attributable to the sale of two (Lucy and Suzanne) of the segment's four Panamaxes late in the first quarter of 2003 because of an increase of $3,427 per day in the average daily TCE rate earned. Vessel expenses decreased by $1,543,000 to $13,143,000 in 2003 from $14,686,000 in 2002 as a result of the vessel sales. Average daily vessel expenses, however, increased by $563 per day in 2003 compared with 2002, principally attributable to increases in crew and repair costs. Depreciation and amortization decreased by $2,136,000 to $7,671,000 from $9,807,000 in 2002 as a result of the vessel sales.

      One of the Bostonmax Product Carriers is on a time charter that extends to June 2004, and one of the Panamax Product Carriers is on a time charter that extends to September 2004.

      During 2002, TCE revenues for the Product Carrier segment decreased by $23,025,000, or 40%, to $35,053,000 from $58,078,000 in 2001. This reduction in
TCE revenues resulted from a decrease of $8,986 per day in the average daily TCE rate earned and the redelivery of a chartered-in vessel to its owner in late-March 2001, partially offset by an increase in revenue days caused by a 216-day reduction in repair and drydocking days. Vessel expenses decreased by $2,576,000 to $14,686,000 from $17,262,000 in 2001, principally as a result of decreases in insurance costs related to hull and machinery claims. Average daily vessel expenses, excluding the impact of insurance costs related to hull and machinery claims, decreased by $113 per day, principally due to reductions in crew costs. Time and bareboat charter hire expenses in 2001 reflects the operating lease costs on a chartered-in vessel that was redelivered in March 2001. Depreciation and amortization increased marginally by $321,000 to $9,807,000 in 2002 from $9,486,000 in 2001.

U.S. Flag Crude Tanker Segment:                                    2003        2002        2001
                                                                 --------    --------    --------
  TCE revenues (in thousands)                                    $ 28,052    $ 28,052    $ 28,052
  Vessel expenses (in thousands)                                      110         (50)        459
  Time and bareboat charter hire expenses (in thousands)           (7,139)    (14,278)    (14,278)
  Depreciation and amortization (in thousands)                     (4,359)         --          --
                                                                 --------    --------    --------
  Income from vessel operations (in thousands)                   $ 16,664    $ 13,724    $ 14,233
                                                                 ========    ========    ========
  Average daily TCE rate                                         $ 19,214    $ 19,214    $ 19,214
  Average number of vessels                                           2.0          --          --
  Average  number  of  vessels  chartered  in under  operating
    leases                                                            2.0         4.0         4.0
  Number of revenue days                                            1,460       1,460       1,460
  Number of ship-operating days                                     1,460       1,460       1,460

      TCE revenues in 2003 for the U.S. Flag Crude Tanker segment were unchanged from 2002 and 2001 because the segment's vessels are bareboat chartered at fixed rates to Alaska Tanker Company ("ATC"). On July 1, 2003, in accordance with the provisions of FIN 46, the Company consolidated the special purpose entity that owns the four U.S. Flag Crude Tankers. The consolidation of the special purpose entity reduced time and bareboat charter hire expenses, which was net of amortization of the deferred gain on the 1999 sale-leaseback transaction, by $7,139,000, and increased depreciation and amortization expense by $4,359,000 in 2003 compared with 2002 and 2001 because the four vessels are now included in the consolidated balance sheet. See Interest Expense below for a discussion of the increase in interest expense attributable to the consolidation of Alaskan Equity Trust.

      One of the segment's vessels, the Overseas Boston, was sold in February 2004 upon its redelivery from a long-term charter.

All Other:                                                   2003        2002        2001
                                                           --------    --------    --------
  TCE revenues (in thousands)                              $ 72,811    $ 52,785    $ 70,775
  Vessel expenses (in thousands)                            (26,824)    (27,269)    (31,835)
  Time and bareboat charter hire expenses (in thousands)     (1,949)     (1,569)    (14,897)
  Depreciation and amortization (in thousands)              (19,244)    (17,985)    (18,274)
                                                           --------    --------    --------
  Income from vessel operations (in thousands)             $ 24,794    $  5,962    $  5,769
                                                           ========    ========    ========
  Average daily TCE rate                                   $ 24,923    $ 18,188    $ 17,814
  Average number of vessels                                     3.9         4.4         5.4
  Average number of vessels chartered in under operating
    leases                                                      4.3         4.3         6.2
  Number of revenue days                                      2,922       2,902       3,973
  Number of ship-operating days                               2,998       3,171       4,234

      As of December 31, 2003, the Company also owns and operates one U.S. Flag Pure Car Carrier, two U.S. Flag Handysize Product Carriers operating in the Jones Act trade, and one Foreign Flag Suezmax, all four on long-term charter, as well as two U.S. Flag Dry Bulk Carriers that transport U.S. foreign aid grain cargoes and two Foreign Flag Dry Bulk Carriers that operate in a pool of Capesize Dry Bulk Carriers. The U.S. Flag Dry Bulk Carriers no longer meet the materiality threshold established by FAS 131 for disclosure as a reportable segment. This was due to the reduction in shipping revenues attributable to the sale of two of that segment's vessels during 2002 and 2001.

      TCE revenues increased by $20,026,000, or 38%, to $72,811,000 in 2003 from $52,785,000 in 2002 principally because of an increase of $6,735 per day in the average daily TCE rate earned. Vessel expenses decreased by $445,000 to $26,824,000 in 2003 from $27,269,000 in 2002 because of the sale of one of the U.S. Flag Dry Bulk Carriers in June 2002. Depreciation and amortization increased by $1,259,000 to $19,244,000 in 2003 from $17,985,000 in 2002 because of increased amortization of drydock costs on the two remaining U.S. Flag Dry Bulk Carriers.

      The two Foreign Flag Dry Bulk Carriers commenced three-year time charters in early 2004, at which time they were withdrawn from the pool of Capesize vessels in which they had participated since 2000.

      TCE revenues decreased by $17,990,000, or 25%, to $52,785,000 in 2002 from $70,775,000 in 2001 principally because of a reduction of 692 days ($12,094,000) in the Company's participation in the charter-in of vessels that were commercially managed by a pool of Capesize Dry Bulk Carriers and the impact of the sale of two U.S. Flag Dry Bulk Carriers (one in June 2002 and one in June
2001). These decreases were offset by an increase of $374 per day in the average daily TCE rate earned. Vessel expenses decreased by $4,566,000 to $27,269,000 in 2002 from $31,835,000 in 2001 because of the sale of the two U.S. Flag Dry Bulk Carriers. The decrease in time and bareboat charter hire expenses of $13,328,000 in 2002 compared with 2001 was attributable to the reduced participation in the charter-in of vessels that were commercially managed by the pool of Capesize Bulk Carriers. The average daily rates paid during 2002 and 2001 with respect to these chartered-in vessels were higher than the TCE rates earned by such vessels. Accordingly, the reduced participation in the charter-in of vessels positively affected consolidated income from vessel operations by $1,254,000 in 2002 compared with 2001.

      Since December 1996, the U.S. Flag Pure Car Carrier has received payments of $2,100,000 per year under the U.S. Maritime Security Program, which continues through late 2005, subject to annual congressional appropriations.

General and Administrative Expenses

      During 2003, general and administrative expenses increased by $8,186,000 to $39,668,000 from $31,482,000 in 2002 principally because of the following reasons:

o severance payments and additional compensation aggregating $1,615,000 recognized in connection with the January 2003 resignation of a senior vice president and the retirement of the Company's former CEO (see Note R to the consolidated financial statements set forth in Item 8);

o 2003 bonus payments aggregating $1,940,000 in recognition of the substantial completion of the Company's five year cost reduction program;

o increases in the cost of certain benefit plans for domestic shore-based employees aggregating $2,431,000. Such increase reflects a gain of $1,090,000 recognized in 2002 as a reduction of the 2002 net periodic benefit cost;

o costs of $862,000 incurred through December 31 in connection with certain investigations by the Department of Transport of the Government of Canada and the U.S. Department of Justice (see Note S to the consolidated financial statements set forth in Item 8); and

o a reserve for an expected loss of $529,000 on the sublease of overseas office space.

      During 2002, general and administrative expenses decreased by $8,726,000 to $31,482,000 from $40,208,000 in 2001 principally due to a decrease in cash compensation and related benefits. Such reductions were principally attributable to the New York headquarters staff reductions discussed in Note O to the consolidated financial statements set forth in Item 8.

Equity in Income of Joint Ventures

      During 2003, equity in income of joint ventures increased by $22,558,000 to $33,965,000 from $11,407,000 in 2002, principally due to a significant increase in average daily TCE rates earned by the joint-venture vessels operating in the spot market, which more than offset the impact of a reduction in revenue days. The reduction in revenue days was attributable to the termination in April 2003 of the joint venture agreement with a major oil company and our effective acquisition of their 50% interest in two VLCCs (see Note E to the consolidated financial statements set forth in Item 8). These two vessels have been included in the VLCC segment from April 2003. Equity in income of joint ventures for 2003 reflects the Company's share ($2,566,000) of a loss on disposal recognized in connection with the redemption of the other partner's interest in a joint venture in exchange for 100% of the stock of one of two vessel owning joint venture companies.

      During 2002, equity in income of joint ventures decreased by $9,067,000 to $11,407,000 from $20,474,000 in 2001, principally due to a decrease in average daily rates earned by the joint-venture vessels. The impact of this decrease in rates was partially offset by an increase in revenue days of joint venture VLCCs participating in the Tankers pool to 997 in 2002 from 555 in 2001, resulting from the delivery in 2002 and 2001 of seven vessels. In addition, the Company's share of incentive hire earned by ATC in 2002 decreased by $580,000 from 2001.

      The following is a summary of the Company's interest in its joint ventures, excluding ATC (see discussion below), and OSG's proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are averages as of December 31 of each year. The Company's actual ownership percentages for these joint ventures ranged from 30% to 50%:

                                                                    2003                 2002                 2001
                                                             -------------------------------------------------------------
                                                             Revenue     % of      Revenue    % of      Revenue    % of
                                                              Days     Ownership    Days    Ownership    Days    Ownership
                                                             -------------------------------------------------------------
VLCCs operating in the spot market*                           1,137      47.1%       997      37.1%       555      38.3%

Two VLCCs owned jointly with a major oil company operating
   on long-term charters                                        104       0.0%       365      50.0%       365      50.0%

One Aframax participating in Aframax International pool         181      50.0%       165      50.0%       183      50.0%
                                                             -------------------------------------------------------------
Total                                                         1,422      47.4%     1,527      40.6%     1,103      42.2%
                                                             =============================================================

* The increase in revenue days in 2003 compared with 2002 reflects the delivery of two VLCC newbuildings in February and July 2002 to joint ventures in which the Company had a 33.3% interest and the restructuring of the relative ownership interests in five jointly owned VLCCs. The effect of such restructuring was to increase the Company's overall joint venture interest by the equivalent of one third of a vessel effective July 1, 2003.

      The Company has entered into an agreement in principle with a joint-venture partner, covering six joint venture companies that each own a VLCC. This agreement provides for an exchange of joint venture interests such that the Company will own 100% of the Dundee, Sakura I and Tanabe, and the joint-venture partner will own 100% of the Edinburgh, Ariake and Hakata. This transaction is expected to close in the first quarter of 2004. The results of the Dundee, Sakura I and Tanabe will be included in the VLCC segment from the 2004 effective date of transaction.

      Additionally, the Company has a 37.5% interest in ATC, a company that operates nine (ten during 2002 and 2001) U.S. Flag tankers transporting Alaskan crude oil for BP. The number of tankers operated by ATC will decrease to eight in 2004. The Company's participation in ATC provides us with the opportunity to earn additional income (in the form of our share of incentive hire paid by BP to ATC) based on ATC's meeting certain predetermined performance standards. Such income is included in the U.S. Flag Crude Tanker segment.

Interest Expense

      The components of interest expense are as follows (in thousands):

In thousands for the year ended December 31,         2003        2002        2001
-----------------------------------------------------------------------------------
Interest before impact of swaps and capitalized
  interest                                         $ 51,791    $ 43,798    $ 53,386
Impact of swaps                                      14,320      13,844       4,800
Capitalized interest                                 (3,987)     (4,949)    (13,151)
                                                   --------------------------------
Interest expense                                   $ 62,124    $ 52,693    $ 45,035
                                                   ================================

      Interest expense increased by $9,431,000 to $62,124,000 in 2003 from $52,693,000 in 2002 because of the impact of the issuance of 10-year senior unsecured notes with a coupon of 8.25% and the application of the resulting proceeds to repay amounts outstanding under long-term credit facilities (which bear interest at a margin above LIBOR) and a decrease of $962,000 ($3,987,000 in 2003 compared with $4,949,000 in 2002) in interest capitalized in connection with vessel construction. Such increases were partially offset by decreases in the average amount of debt outstanding of $23,959,000 and in the average rate paid on floating rate debt of 40 basis points to 2.6% in 2003 from 3.0% in 2002. The impact of this decline in rates was substantially offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $14,320,000 in 2003 compared with an increase of $13,844,000 in 2002. The issuance of the 8.25% senior unsecured notes increased the weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at December 31, 2003 by approximately 150 basis points to 7.1%.

      Interest expense for 2003 includes $1,336,000 attributable to the special purpose entity that owns the U.S. Flag Crude Tankers, which was consolidated effective July 1, 2003 (see Note B to the consolidated financial statements set forth in Item 8).

      During 2002, interest expense increased by $7,658,000 to $52,693,000 from $45,035,000 in 2001 as a result of an increase in the average amount of debt outstanding of $89,930,000 and a reduction of $8,202,000 ($4,949,000 in 2002 compared with $13,151,000 in 2001) in interest capitalized in connection with vessel construction. Such increases were partially offset by a decrease of 210 basis points in the average rate paid on floating rate debt to 3.0% in 2002 from 5.1% in 2001. The impact of this decline in rates was substantially offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $13,844,000 in 2002 compared with an increase of $4,800,000 in 2001.

Provision/(Credit) for Federal Income Taxes

      The income tax provisions in 2003 and 2001 and the credit for income taxes in 2002 are based on pre-tax income/(loss), adjusted to reflect items that are not subject to tax and the dividends received deduction.

      The provision for income taxes for 2003 also reflects a reduction of $2,706,000 to $934,000 from $3,640,000 in the valuation allowance offset that was established in 2002 against the deferred tax asset resulting from the 2002 write-down of certain marketable securities. The reduction in the valuation allowance primarily reflects increases subsequent to December 31, 2002 in fair values of securities previously written down and the effect of securities sold in 2003.

      The credit for income taxes for 2002 also reflects the recording of the valuation allowance offset of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities. The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future.

Effects of Inflation

      The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Newly Issued Accounting Standard

      On December 8, 2003, the President of the U.S. signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board Staff Position 106-1, the accrued benefit obligation at December 31, 2003 and the net periodic postretirement benefit cost for 2003 that are included in the consolidated financial statements and accompanying footnotes do not reflect the effects of the Act on the Company's postretirement health care plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and such guidance when issued, could require the Company to change previously reported information. The Company has not completed its evaluation of the impact of the Act on such plan.

Liquidity and Sources of Capital

      Working capital at December 31, 2003 was approximately $43,000,000 compared with $77,000,000 at December 31, 2002 and $61,000,000 at December 31, 2001. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities (at December 31, 2002 and 2001) and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $247,000,000 at December 31, 2003. Net cash provided by operating activities approximated $223,000,000 in 2003 compared with $13,000,000 in 2002 and $193,000,000 in 2001. Net cash provided by operating activities in 2002 reflects $24,500,000 of payments with respect to estimated 2001 federal income taxes. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet financial requirements in the next year. The Company's reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company's vessels in periods subsequent to December 31, 2003, compared with the actual TCE rates achieved during 2003, will have a negative comparative impact on the amount of cash provided by operating activities. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

      In March 2003, the Company issued $200,000,000 principal amount of senior unsecured notes. The notes, which are due in March 2013, have a coupon of 8.25%. Proceeds from the offering of approximately $194,849,000 were used to repay a portion of the balances then outstanding under long-term revolving credit facilities. The indenture pursuant to which the notes were issued requires the Company to secure the notes equally and comparably with any indebtedness under existing revolving credit facilities in the event OSG is required to secure the debt outstanding under such credit facilities as a result of a downgrade in the credit rating of the Company's senior unsecured debt.

      In August and October 2003, the Company concluded two new five-year unsecured revolving credit facilities aggregating $330,000,000, which together with its existing $350,000,000 long-term credit facility that matures in December 2006, results in aggregate long-term revolving credit availability of $680,000,000. The maturities of the two newly executed facilities may, subject to lender approval, be extended for two, one-year periods on the first and second anniversary dates of each of the two facilities. The terms, conditions and financial covenants contained in both agreements are more favorable than those contained in the existing long-term revolving credit facility that matures in December 2006. Borrowings under both of the new facilities bear interest at a rate based on LIBOR plus a margin. In October 2003, in consideration of entering into these two new revolving credit facilities, the Company terminated the revolving credit facility that would otherwise have matured in April 2005.

      OSG has $680,000,000 of long-term unsecured credit availability, of which $468,000,000 was unused at December 31, 2003. The Company's three long-term revolving credit facilities mature in 2006 ($350,000,000) and 2008 ($330,000,000). In February 2002, the Company increased its unsecured short-term credit facility from $15,000,000 to $45,000,000, of which approximately $19,500,000 was unused at December 31, 2003.

      On January 29, 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,166,000, after deducting estimated expenses. On February 19, 2004, pursuant to the existing shelf registration, the Company issued $150,000,000 principal amount of senior unsecured notes. The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%. The Company received proceeds of approximately $146,650,000, after deducting estimated expenses. The proceeds from these offerings will be used for general corporate purposes.

      The Company was in compliance with all of the financial covenants contained in the Company's debt agreements as of December 31, 2003. Existing financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

      In addition, the secured nature of a portion of OSG's debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company's ability to obtain other financing.

Off-Balance Sheet Arrangements

      As of December 31, 2003, the joint ventures in which OSG participates had total bank debt of $101,792,000. The Company's percentage interests in these joint ventures ranged from 30% to 50%. OSG has guaranteed a total of $11,005,000 of the joint venture debt at December 31, 2003. The balance of the joint venture debt is nonrecourse to the Company. The amounts of the Company's guaranties are reduced as the principal amounts of the joint venture debt are paid down. See Note E to the consolidated financial statements set forth in Item 8 for disclosures concerning long-term debt of the joint ventures.

      The Company has entered into an agreement in principle with a joint-venture partner covering six joint venture companies that each own a VLCC. This agreement provides for an exchange of joint venture interests such that the Company will own 100% of the Dundee, Sakura I and Tanabe, and the joint-venture partner will own 100% of the Edinburgh, Ariake and Hakata. This transaction is expected to close in the first quarter of 2004. The effect of this agreement will be to reduce the joint venture bank debt by $79,958,000 and the amount guaranteed by OSG by $9,205,000.

Aggregate Contractual Obligations

      A summary of the Company's long-term contractual obligations as of December 31, 2003 follows:

                                                                                                          Beyond
In thousands                               2004         2005        2006          2007         2008        2008         Total
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt (1)                     $   80,295   $   70,146   $  241,373   $   49,791   $   85,834   $  611,171   $1,138,610

Obligations under capital leases (1)        9,313        9,692        9,692        9,692        9,692       26,677       74,758

Operating lease obligations
   (chartered-in vessels) (2)              26,268       24,813       22,502       22,521       22,619       51,244      169,967

Newbuilding installments (3)                8,300           --           --           --           --           --        8,300

Acquisition of joint venture
   interest (4)                            39,900           --           --           --           --           --       39,900
                                       ----------------------------------------------------------------------------------------

     Total                             $  164,076   $  104,651   $  273,567   $   82,004   $  118,145   $  689,092   $1,431,535
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) Amounts shown include contractual interest obligations. The interest obligations for floating rate debt ($439,242,000 as of December 31, 2003) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at December 31, 2003 of 1.2%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $431,000,000 at December 31, 2003 that effectively convert the Company's interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 6.56%.

(2) As of December 31, 2003, the Company had chartered in six vessels (the Company has a 40% participation in one of such chartered-in vessels) on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

(3) As of December 31, 2003, OSG had a non-cancelable commitment for the construction of one Foreign Flag tanker for delivery in January 2004, with an aggregate unpaid cost of approximately $8,300,000. This amount was paid in the first quarter of 2004.

(4) Principally attributable to the retirement of debt of certain of the joint ventures. See "Off-Balance Sheet Arrangements" above.

      In addition to the above long-term contractual obligations the Company has certain obligations as of December 31, 2003 related to an unfunded supplemental pension plan and an unfunded postretirement health care plan as follows:

In thousands                                  2004      2005      2006      2007      2008
-------------------------------------------------------------------------------------------
Supplemental pension plan
  obligations (1)                           $14,620   $    76   $    76   $    76   $    76
Postretirement health care plan
  obligations (2)                           $   304   $   320   $   337   $   350   $   362

(1) Obligations are included herein only if the retirement of a covered individual is known as of December 31, 2003. The amount for 2004 includes $14,544,000 that has been classified in sundry liabilities and accrued expenses (see Note H to the consolidated financial statements set forth in Item 8). Amounts shown herein exclude obligations payable by the Company's defined benefit plan for domestic shore-based employees, which was overfunded as of December 31, 2003.

(2) Amounts are estimated based on the 2003 cost taking the assumed health care cost trend rate for 2004 to 2008 into consideration. See Note N to the consolidated financial statements set forth in Item 8. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

      OSG has used interest rate swaps to effectively convert a portion of its debt from a floating to fixed-rate basis reflecting management's interest-rate outlook at various times. These agreements contain no leverage features and have various maturity dates from July 2005 to August 2014.

      OSG finances vessel additions primarily with cash provided by operating activities and long-term borrowings. In 2003, 2002 and 2001, cash used for vessel additions approximated $87,000,000, $153,000,000 and $112,000,000, respectively. In July 2002, the Company prepaid approximately $47,600,000 of progress payments for two newbuildings realizing the benefit of a contractually-provided discount. OSG expects to finance vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such charter rates are volatile.

EBITDA

      EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. Amounts for 2002 and 2001 have been restated to conform with the 2003 presentation of depreciation and amortization. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table is a reconciliation of net income/(loss), as reflected in the consolidated statements of operations set forth in Item 8, to EBITDA:

In thousands for the year ended December 31,     2003        2002         2001
--------------------------------------------------------------------------------
Net income/(loss)                             $ 121,309   $ (17,620)   $ 101,441
Provision/(credit) for federal income taxes      46,844      (3,244)      53,004
Interest expense                                 62,124      52,693       45,035
Depreciation and amortization                    90,010      80,379       71,671
                                              ----------------------------------
EBITDA                                        $ 320,287   $ 112,208    $ 271,151
                                              ==================================

Ratios of Earnings to Fixed Charges

      The ratio of earnings to fixed charges for each of 2003 and 2001 was 2.9X. The deficiency of earnings necessary to cover fixed charges for 2002 was $34,220,000. The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income for continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and
(c) amortization expense related to capitalized interest, by fixed charges. Fixed charges consist of all interest (both expensed and capitalized), amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

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

Interest Rate Sensitivity

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

=============================================================================================================================
                                                                                              Beyond            Fair Value at
At December 31, 2003                    2004       2005       2006       2007       2008       2008      Total  Dec. 31, 2003
-----------------------------------------------------------------------------------------------------------------------------
Assets
Fixed income securities               $  32.0    $   1.4    $   5.4    $   1.4    $   1.4    $  59.7    $ 101.3    $ 101.3
  Average interest rate                   1.0%       3.1%       4.0%       4.5%       5.4%       6.5%

Liabilities
Long-term debt and capital lease
  obligations, including current
  portion:
    Fixed rate                        $   6.9    $   8.2    $   8.7    $   9.3    $  10.0    $ 340.5    $ 383.6    $ 409.0
    Average interest rate                 7.9%       8.3%       8.4%       8.5%       8.6%       8.4%

    Variable rate                     $  28.3    $  21.6    $ 191.3    $  11.2    $  48.3    $ 138.5    $ 439.2    $ 439.3
    Average spread over LIBOR             1.3%       1.3%       1.3%       1.1%       1.4%       1.1%

Interest Rate Swaps Related to Debt
Pay fixed/receive variable*           $  35.0    $  33.1    $ 218.1    $  14.0    $  52.0    $  79.2    $ 431.4    $ (25.0)
Average pay rate                          6.1%       6.1%       5.4%       5.1%       5.3%       4.6%

=============================================================================================================================
                                                                                              Beyond            Fair Value at
At December 31, 2002                    2003       2004       2005       2006       2007       2007      Total  Dec. 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
Assets
Fixed income securities               $   0.8    $   0.2    $   1.0    $   1.3    $   1.6    $  64.4    $  69.3    $  69.3
  Average interest rate                   6.3%       8.0%       2.6%       5.9%       4.6%       7.3%

Liabilities
Long-term debt and capital lease
  obligations, including current
  portion:
    Fixed rate                        $  77.2    $   7.3    $   8.2    $   8.7    $   9.3    $ 150.4    $ 261.1    $ 249.6
    Average interest rate                 8.2%       7.7%       8.0%       8.1%       8.2%       8.0%

    Variable rate                     $  14.3    $  11.3    $ 361.3    $ 197.2    $  11.2    $ 149.7    $ 745.0    $ 745.0
    Average spread over LIBOR             1.0%       1.1%       1.1%       1.7%       1.1%       1.1%

Interest Rate Swaps Related to Debt
Pay fixed/receive variable*           $  19.5    $  17.9    $  22.8    $ 213.0    $  14.0    $ 131.2    $ 418.4    $ (33.9)
Average pay rate                          6.3%       5.4%       5.7%       5.4%       5.1%       4.9%

*     LIBOR

      The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company's leverage. As of December 31, 2003, there was $175,000,000 outstanding under such facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                Years ended December 31, 2003, 2002 and 2001                Page

  Consolidated Balance Sheets at December 31, 2003 and 2002.................  42

  Consolidated Statements of Operations for the Years Ended December 31,
     2003, 2002 and 2001....................................................  43

  Consolidated Statements of Cash Flows for the Years Ended December 31,
     2003, 2002 and 2001....................................................  44

  Consolidated Statements of Changes in Shareholders' Equity for the Years
     Ended December 31, 2003, 2002 and 2001.................................  45

  Notes to Consolidated Financial Statements................................  46

  Report of Independent Auditors............................................  72

Consolidated Balance Sheets
Overseas Shipholding Group, Inc. and Subsidiaries

Dollars in thousands at December 31,                                        2003           2002
---------------------------------------------------------------------------------------------------
Assets
Current Assets:
Cash and cash equivalents                                               $    74,003     $    36,944
Investments in marketable securities-- Note F                                    --          28,796
Voyage receivables, including unbilled
  of $45,877 and $35,637                                                     51,990          38,755
Other receivables, including federal income taxes recoverable
  of $6,098 in 2002                                                           7,634          12,777
Inventories                                                                     495           1,155
Prepaid expenses                                                              7,301           4,960
---------------------------------------------------------------------------------------------------
    Total Current Assets                                                    141,423         123,387
Capital Construction Fund-- Notes F and J                                   247,433         231,072
Vessels, at cost, less accumulated depreciation--
  Notes A5 and I                                                          1,336,824       1,383,744
Vessels under Capital Leases, less accumulated
  amortization-- Note A6                                                     27,949          33,030
Investments in Joint Ventures-- Note E                                      183,831         168,315
Other Assets-- Note A5                                                       63,226          95,294
---------------------------------------------------------------------------------------------------
        Total Assets                                                    $ 2,000,686     $ 2,034,842
===================================================================================================
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable                                                        $     1,681     $     2,201
Sundry liabilities and accrued expenses-- Note H                             48,120          22,971
Federal income taxes                                                         13,172              --
Short-term debt and current installments of long-term debt-- Note I          31,318          14,284
Current obligations under capital leases-- Note M1                            3,917           6,791
---------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                98,208          46,247
Long-term Debt-- Note I                                                     739,733         932,933
Obligations under Capital Leases-- Note M1                                   47,855          52,102
Deferred Federal Income Taxes ($151,304 and $134,204),
  Deferred Credits and Other Liabilities-- Notes E, G and J                 197,815         219,411
Commitments-- Note T
Shareholders' Equity-- Notes G, I, J, K and L:
Common stock ($1 par value; 60,000,000 shares authorized; 39,590,759
  shares issued)                                                             39,591          39,591
Paid-in additional capital                                                  108,549         106,154
Retained earnings                                                           829,824         731,201
---------------------------------------------------------------------------------------------------
                                                                            977,964         876,946
Cost of treasury stock (3,685,326 and 5,139,684 shares)                      48,454          70,270
---------------------------------------------------------------------------------------------------
                                                                            929,510         806,676
Accumulated other comprehensive income/(loss)                               (12,435)        (22,527)
---------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                          917,075         784,149
---------------------------------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity                      $ 2,000,686     $ 2,034,842
===================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Operations
Overseas Shipholding Group, Inc. and Subsidiaries

Dollars in thousands, except per share amounts,
for the year ended December 31,                                        2003            2002             2001
-----------------------------------------------------------------------------------------------------------------
Shipping Revenues -- Note C:
Time and bareboat charter revenues, including vessels operating in certain pools and $28,052 in each year received from a
    37.5% owned joint venture                                      $    396,254     $    227,402     $    183,627
Voyage charter revenues                                                  57,866           69,881          285,706
-----------------------------------------------------------------------------------------------------------------
                                                                        454,120          297,283          469,333
Voyage Expenses                                                         (22,984)         (30,558)         (88,315)
-----------------------------------------------------------------------------------------------------------------
Time Charter Equivalent Revenues                                        431,136          266,725          381,018
-----------------------------------------------------------------------------------------------------------------
Ship Operating Expenses:
Vessel expenses                                                          89,877           84,617           84,058
Time and bareboat charter hire expenses, including $1,757,
    $8,399 and $7,889 paid to a 50% owned joint venture --
    Notes E and M1                                                       20,474           25,359           43,956
Depreciation and amortization                                            90,010           80,379           71,671
General and administrative-- Notes  R and S                              39,668           31,482           40,208
Restructuring charge-- Note O                                                --               --           10,439
-----------------------------------------------------------------------------------------------------------------
Total Ship Operating Expenses                                           240,029          221,837          250,332
-----------------------------------------------------------------------------------------------------------------
Income from Vessel Operations                                           191,107           44,888          130,686
Equity in Income of Joint Ventures-- Note E                              33,965           11,407           20,474
-----------------------------------------------------------------------------------------------------------------
Operating Income                                                        225,072           56,295          151,160
Other Income/(Expense)-- Note P                                           5,205          (24,466)          48,320
-----------------------------------------------------------------------------------------------------------------
                                                                        230,277           31,829          199,480
Interest Expense                                                         62,124           52,693           45,035
-----------------------------------------------------------------------------------------------------------------
Income/(Loss) before Federal Income Taxes                               168,153          (20,864)         154,445
Provision/(Credit) for Federal Income Taxes-- Note J                     46,844           (3,244)          53,004
-----------------------------------------------------------------------------------------------------------------
Net Income/(Loss)                                                  $    121,309     $    (17,620)    $    101,441
=================================================================================================================

Weighted Average Number of Common Shares
     Outstanding -- Note K:
Basic                                                                34,725,247       34,394,977       34,168,944
Diluted                                                              34,976,793       34,394,977       34,696,823
Per Share Amounts:
Basic net income/(loss)                                            $       3.49     $      (0.51)    $       2.97
Diluted net income/(loss)                                          $       3.47     $      (0.51)    $       2.92
Cash dividends declared and paid                                   $       0.65     $       0.60     $       0.60

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Overseas Shipholding Group, Inc. and Subsidiaries

In thousands for the year ended December 31,                                 2003          2002          2001
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income/(loss)                                                         $ 121,309     $ (17,620)    $ 101,441
Items included in net income/(loss) not affecting cash flows:
  Depreciation and amortization                                              90,010        80,379        71,671
  Amortization of deferred gain on sale and leaseback                        (6,888)      (13,774)      (13,775)
   Restructuring charge                                                          --            --        10,439
  Deferred compensation relating to stock option grants                         226         2,262         2,659
  Unrealized loss on write-down of marketable securities                      4,756        42,055            --
  Provision for deferred federal income taxes                                11,351         2,759        25,862
  Undistributed earnings of joint ventures                                  (17,999)       (4,026)       (7,937)
  Other-- net                                                                (9,432)      (14,954)       (8,241)
Items included in net income/(loss) related to investing and financing activities:
  Gain on sale of securities-- net                                          (10,439)       (3,643)      (27,227)
   (Gain)/loss on disposal of vessels                                         6,809           861          (436)
Changes in operating assets and liabilities:
  Decrease/(increase) in receivables                                         (4,534)      (12,611)       22,281
  Increase/(decrease) in Federal income taxes payable                        13,172       (24,500)       18,851
  Net change in prepaid items, accounts payable and sundry liabilities
     and accrued expenses                                                    24,859       (24,015)       (2,563)
---------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                             223,200        13,173       193,025
---------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Purchases of marketable securities                                               --            --      (116,969)
Proceeds from sales of marketable securities                                 34,674        40,326        96,402
Expenditures for vessels, including  $29,167, $116,830 and $109,960
   related to vessels under construction                                    (87,007)     (152,640)     (112,012)
Proceeds from disposal of  vessels                                          151,143        12,729         1,142
Acquisition of  interests in joint ventures that own  four VLCCs            (10,362)           --            --
Investments in and advances to joint ventures                               (60,090)      (19,756)      (59,845)
Distributions from joint ventures                                             6,612         5,661         2,749
Purchases of other investments                                                 (919)       (1,339)         (890)
Proceeds from dispositions of other investments                              27,581         2,150         1,147
Other-- net                                                                  (1,744)       (1,442)        1,241
---------------------------------------------------------------------------------------------------------------
      Net cash provided by/(used in) investing activities                    59,888      (114,311)     (187,035)
---------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Issuance of debt, net of issuance costs                                     194,849       256,000        41,000
Payments on debt and obligations under capital leases                      (435,164)     (127,864)      (14,565)
Cash dividends paid                                                         (22,686)      (20,636)      (20,512)
Issuance of common stock upon exercise of stock options                      20,259         2,627         4,547
Other-- net                                                                  (3,287)       (2,301)       (1,985)
---------------------------------------------------------------------------------------------------------------
      Net cash provided by/(used in) financing activities                  (246,029)      107,826         8,485
---------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    37,059         6,688        14,475
Cash and cash equivalents at beginning of year                               36,944        30,256        15,781
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $  74,003     $  36,944     $  30,256
===============================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Overseas Shipholding Group, Inc. and Subsidiaries

                                                                                                            Accumulated
                                                         Paid-in                      Treasury Stock           Other
                                              Common    Additional   Retained     ----------------------   Comprehensive
Dollars in thousands                          Stock      Capital     Earnings      Shares        Amount    Income/(Loss)    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 $ 39,591   $  99,009    $ 688,528    5,604,275    $ (76,857)    $    (104)   $ 750,167
Net Income                                                             101,441                                              101,441
Cumulative Effect of Change in
   Accounting Principle, net of taxes of
   $1,861-- Note A10                                                                                             3,455        3,455
Other Comprehensive Income/(Loss),
   net of tax:
   Net unrealized holding losses on
     available-for-sale securities*                                                                            (16,341)     (16,341)
   Effect of derivative instruments                                                                             (9,469)      (9,469)
   Minimum pension liability                                                                                    (3,824)      (3,824)
                                                                                                                          ---------
Comprehensive Income                                                                                                         75,262
                                                                                                                          ---------
Cash Dividends Declared and Paid                                       (20,512)                                             (20,512)
Deferred Compensation Related to Options
   Granted                                                  2,659                                                             2,659
Options Exercised and Employee
   Stock Purchase Plan                                        558                  (291,408)       3,989                      4,547
Tax Benefit Related to Options
   Exercised                                                1,303                                                             1,303
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                   39,591     103,529      769,457    5,312,867      (72,868)      (26,283)     813,426
Net Loss                                                               (17,620)                                             (17,620)
Other Comprehensive Income/(Loss),
   net of tax:
   Net unrealized holding gains on
     available-for-sale securities*                                                                             16,777       16,777
   Effect of derivative instruments                                                                            (13,880)     (13,880)
   Minimum pension liability                                                                                       859          859
                                                                                                                          ---------
   Comprehensive (Loss)                                                                                                     (13,864)
                                                                                                                          ---------
Cash Dividends Declared and Paid                                       (20,636)                                             (20,636)
Deferred Compensation Related to Options
   Granted                                                  2,262                                                             2,262
Options Exercised and Employee
   Stock Purchase Plan                                         29                  (173,183)       2,598                      2,627
Tax Benefit Related to Options
   Exercised                                                  334                                                               334
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                   39,591     106,154      731,201    5,139,684      (70,270)      (22,527)     784,149
Net Income                                                             121,309                                              121,309
Cumulative Effect of Change in Accounting
   Principle, net of tax benefit of $902--
   Note B                                                                                                       (1,674)      (1,674)
Other Comprehensive Income/(Loss),
   net of tax:
   Net unrealized holding gains on
     available-for-sale securities*                                                                              6,242        6,242
   Effect of derivative instruments--
     Note L                                                                                                      5,334        5,334
   Minimum pension liability                                                                                       190          190
                                                                                                                          ---------
Comprehensive Income                                                                                                        131,401
                                                                                                                          ---------
Cash Dividends Declared and Paid                                       (22,686)                                             (22,686)
Deferred Compensation Related to Options
   Granted                                                    226                                                               226
Options Exercised and Employee
   Stock Purchase Plan                                     (1,557)               (1,454,358)      21,816                     20,259
Tax Benefit Related to Options
   Exercised                                                3,726                                                             3,726
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                 $ 39,591   $ 108,549    $ 829,824    3,685,326    $ (48,454)    $ (12,435)   $ 917,075
===================================================================================================================================

* For 2001, net of realized gains included in net income of $18,230; for 2002, net of write-down of marketable securities of $30,976 and realized gains of $2,173 that were included in net loss; and for 2003, net of write-down of marketable securities of $385 and realized gains of $6,624 that were included in net income.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Overseas Shipholding Group, Inc. and Subsidiaries

Note A -- Summary of Significant Accounting Policies:

1. Basis of presentation and description of business - The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a U.S. corporation, and its majority-owned subsidiaries (the "Company" or "OSG"). For the three years ended December 31, 2003, all subsidiaries were wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned joint ventures, in which the Company exercises significant influence, are accounted for by the equity method.

      The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid and dry bulk cargoes in the international market and the U.S. Flag trades.

      The consolidated statements of operations and cash flows for 2002 and 2001 have been reclassified to conform with the 2003 presentation of certain items.

2. Cash and cash equivalents - Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

3. Marketable securities - The Company's investments in marketable securities are classified as available for sale and are carried at fair value. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss) within shareholders' equity.

      The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Staff Accounting Bulletin No. 59, "Noncurrent Marketable Equity Securities." Accordingly, if a material decline in the fair value below the Company's cost basis is determined to be other than temporary, a noncash impairment loss is recorded as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for more than six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis.

      The classification of investments in marketable securities in the consolidated balance sheets as a current asset reflects management's view with respect to the portfolio's availability for use in current operations.

4. Inventories - Inventories, which consist of fuel, are stated at cost determined on a first-in, first-out basis.

5. Vessels, deferred drydocking expenditures and other property - Vessels include vessels under construction aggregating $36,202,000 and $126,093,000 at December 31, 2003 and 2002, respectively (see Note Q).

      Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis, using a vessel life of 25 years. Each vessel's salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. Accumulated depreciation was $439,495,000 and $423,344,000 at December 31, 2003 and 2002, respectively.

      Other property, including leasehold improvements, are recorded at cost and amortized substantially on the straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to seven years.

      Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $3,987,000 in 2003, $4,949,000 in 2002 and $13,151,000 in 2001.

      Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. Expenditures for maintenance and repairs are expensed when incurred. Amortization of capitalized drydock expenditures, which is included in depreciation and amortization in the consolidated statements of operations, amounted to $10,810,000 in 2003, $10,369,000 in 2002 and $10,268,000 in 2001. The
      unamortized portion of deferred drydocking expenditures, which is included in other assets in the consolidated balance sheets, was $12,907,000 and $18,647,000 at December 31, 2003 and 2002, respectively.

6. Vessels under capital leases - The Company charters in two U.S. Flag vessels (four at December 31, 2002) that it accounts for as capital leases. Amortization of capital leases is computed by the straight-line method over 22 years (25 years with respect to the charters-in of two U.S. Flag vessels that terminated in 2003), representing the terms of the leases (see Note M1). Accumulated amortization was $50,372,000 and $89,060,000 at December 31, 2003 and 2002, respectively.

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

8. Deferred finance charges - Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Deferred finance charges of $10,678,000 and $6,826,000 are included in other assets at December 31, 2003 and 2002, respectively. Amortization amounted to $2,865,000 in 2003, $1,711,000 in 2002 and $1,282,000 in 2001.

9. Revenue and expense recognition - Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Voyage revenues and expenses are recognized ratably over the estimated length of each voyage and, therefore, are allocated between reporting periods based on the relative transit time in each period. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

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

      Beginning in 2002, operation of the Aframax International pool changed to be substantially similar to the operations of the Tankers and Dry Bulk Carrier pools. Accordingly, in the first quarter of 2002, Aframax International began reporting results on a time charter equivalent basis in accordance with an agreed-upon formula. For the Company's vessels operating in Aframax International prior to 2002, the Company billed and collected its own revenues and paid its own voyage expenses. Accordingly, prior to 2002, revenues and voyage expenses were reported on a gross basis in the consolidated statements of operations. Prior to 2002, settlements between the pool participants were recorded as adjustments of shipping revenues on a one-quarter lag, in accordance with an agreed-upon formula.

      Ship operating expenses exclude voyage expenses. Vessel expenses include crew costs, vessel stores and supplies, lubricating oils, maintenance and repairs, insurance and communication costs.

10. Derivatives - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of an ineffective hedge will be immediately recognized in earnings.

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

11. Stock-based compensation - As of December 31, 2003, the Company had one stock-based employee compensation plan and one non-employee director plan, which are more fully described in Note K. The Company accounts for those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock. The following table presents the effects on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based compensation.

      In thousands, except per share amounts, for the
      year ended December 31,                                   2003               2002               2001
      ------------------------------------------------------------------------------------------------------------
      Net income/(loss), as reported                       $     121,309      $    (17,620)       $   101,441
      Deduct: Total stock-based compensation expense
           determined under fair value based method for
           all awards, net of tax                                  (158)              (561)            (1,527)
      ------------------------------------------------------------------------------------------------------------
      Pro forma net income/(loss)                          $     121,151      $    (18,181)       $    99,914
      ============================================================================================================
      Per share amounts:
           Basic - as reported                             $        3.49      $      (0.51)       $      2.97
           Basic - pro forma                               $        3.49      $      (0.53)       $      2.93

           Diluted - as reported                           $        3.47      $      (0.51)       $      2.92
           Diluted - pro forma                             $        3.46      $      (0.53)       $      2.88

12. Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

13. Newly issued accounting standards - On December 8, 2003, the President of the U.S. signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board Staff Position 106-1, the accrued benefit obligation at December 31, 2003 and the net periodic postretirement benefit cost for 2003 that are included in the consolidated financial statements and accompanying footnotes do not reflect the effects of the Act on the Company's postretirement health care plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and such guidance could require the Company to change previously reported information. The Company has not completed its evaluation of the impact of the Act on such plan.

Note B -- Change in Accounting Principle:

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities. This represents a significant change from the then existing rules, which required consolidation by the entity with voting control; and, according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance-sheet financing. On July 1, 2003, the Company consolidated the special purpose entity ("Alaskan Equity Trust") that now owns these vessels and holds the associated bank debt used to purchase them because, under the provisions of FIN 46, the Company is considered to be the primary beneficiary of Alaskan Equity Trust. The vessels were recorded in the consolidated balance sheet based on their carryover bases, that is, as if FIN 46 had been effective at the time of the 1999 sale-leaseback. The special purpose entity's debt of $32,496,000 as of December 31, 2003 is secured by the vessels but is otherwise nonrecourse to OSG. In addition, OSG did not issue any repayment or residual-value guaranties. Therefore, OSG is not exposed to any loss as a result of its involvement with Alaskan Equity Trust. The cumulative effect of this change in accounting principle on the Company's consolidated balance sheet as of July 1, 2003 was to increase total assets by $25,079,000 (principally to reflect the reconsolidation of the vessels), to increase liabilities by $26,753,000 (principally to reflect debt of Alaskan Equity Trust of $45,034,000 partially offset by the elimination of the unamortized balance of the deferred gain on the 1999 sale-leaseback of $21,141,000) and to reduce shareholders' equity by $1,674,000 (to reflect the fair value of Alaskan Equity Trust's floating-to-fixed interest rate swaps included in accumulated other comprehensive income/(loss)). The cumulative effect of such accounting change on net income/(loss) was insignificant.

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

The Company has four reportable segments: Foreign Flag VLCCs, Aframaxes and Product Carriers, which participate in the international market, and U.S. Flag Crude Tankers, which participate in the U.S. Flag trades. U.S. Flag Dry Bulk Carriers no longer meet the materiality thresholds for disclosure as a reportable segment as established by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segment results are evaluated based on income from vessel operations before general and administrative expenses. The Company uses time charter equivalent revenues to analyze fluctuations in revenues between periods and to make decisions regarding the deployment and use of its vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company's consolidated financial statements.

Information about the Company's reportable segments for the three years ended December 31, 2003 follows:

                                                    Foreign Flag
                                     ------------------------------------------     U.S. Flag
                                                                     Product           Crude
In thousands                             VLCCs       Aframaxes       Carriers         Tankers       All other         Totals
------------------------------------------------------------------------------------------------------------------------------
2003
Shipping revenues**                  $   191,671    $   105,793     $    44,924     $    28,052    $    83,680     $   454,120
Time charter equivalent revenues         189,410        105,739          35,124          28,052         72,811         431,136
Depreciation and amortization             36,475         22,261           7,671           4,359         19,244          90,010
Income from vessel operations            113,456         61,551          14,310          16,664         24,794         230,775*
Equity in income of joint
   ventures                               23,444          2,874              --           7,584             63          33,965
Loss on disposal of vessels                   --              8            (862)             --         (5,955)         (6,809)
Investments in joint ventures at
   December 31, 2003                     172,658          3,255              --           7,437            481         183,831
Total assets at December 31, 2003        972,994        477,435          64,487          27,270         79,521       1,621,707
Expenditures for vessels                  71,806         14,486             606              --            109          87,007

2002
Shipping revenues**                       81,039         71,162          52,020          28,052         65,010         297,283
Time charter equivalent revenues          79,714         71,121          35,053          28,052         52,785         266,725
Depreciation and amortization             30,033         22,554           9,807              --         17,985          80,379
Income from vessel operations             18,688         27,436          10,560          13,724          5,962          76,370*
Equity in income of joint
   ventures                                3,404            132              --           7,776             95          11,407
Loss on disposal of vessels                   --         (1,549)             --              --            688            (861)
Investments in joint ventures at
   December 31, 2002                     149,869         10,590              --           7,813             43         168,315
Total assets at December 31, 2002        892,068        488,895          91,287          10,462        168,829       1,651,541
Expenditures for vessels                  59,269         88,724             113              --          4,534         152,640

2001
Shipping revenues**                      113,614        160,221          73,992          28,052         93,454         469,333
Time charter equivalent revenues         112,820        111,293          58,078          28,052         70,775         381,018
Depreciation and amortization             23,815         20,096           9,486              --         18,274          71,671
Income from vessel operations             64,353         66,718          30,260          14,233          5,769         181,333*
Equity in income of joint
   ventures                                7,161          4,924              --           8,356             33          20,474
Gain on disposal of vessels                   --             --              --              --            436             436
Investments in joint ventures at
   December 31, 2001                     138,420          4,100              --           7,165             90         149,775
Total assets at December 31, 2001        839,001        417,074          99,411          12,630        171,352       1,539,468
Expenditures for vessels                  40,225         70,878             909              --             --         112,012
==============================================================================================================================

* Segment totals for income from vessel operations are before general and administrative expenses and the restructuring charge.

**    Revenues of VLCCs operating in the Tankers pool amounted to $174,965
      (2003), $66,757 (2002) and $89,971 (2001). Beginning in 2002, operation of the Aframax International pool changed to be substantially similar to the operations of the Tankers and Dry Bulk Carrier pools. Accordingly, in the first quarter of 2002, Aframax International began reporting results on a time charter equivalent basis (after reduction for voyage expenses). Prior to 2002, revenues of the Aframaxes were reported on a voyage charter basis, that is, before reduction for voyage expenses, which aggregated $48,928 in 2001. Revenues of $21,985 (2003), $7,243 (2002) and $22,436
      (2001) from vessels operating in the Dry Bulk Carrier pool are reported in All other.

      For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31,                                    2003               2002               2001
------------------------------------------------------------------------------------------------------------------
Total assets of all segments                              $    1,621,707     $    1,651,541      $   1,539,468
Corporate cash and securities,
  including Capital Construction Fund                            321,436            296,812            333,185
Other unallocated amounts                                         57,543             86,489             91,622
------------------------------------------------------------------------------------------------------------------
    Consolidated total assets                             $    2,000,686     $    2,034,842      $   1,964,275
==================================================================================================================

Certain additional information about the Company's operations for the three years ended December 31, 2003 follows:

In thousands                                               Consolidated       Foreign Flag*        U.S. Flag
------------------------------------------------------------------------------------------------------------------
2003
Shipping revenues                                         $      454,120      $     369,604     $      84,516
Vessels and vessels under capital leases
  at December 31, 2003                                         1,364,773          1,295,921**          68,852
2002
Shipping revenues                                                297,283            215,626            81,657
Vessels and vessels under capital leases
  at December 31, 2002                                         1,416,774          1,360,027**          56,747
2001
Shipping revenues                                                469,333            374,414            94,919
Vessels and vessels under capital leases
  at December 31, 2001                                         1,345,719          1,283,833**          61,886
==================================================================================================================

*     Principally Marshall Islands as of December 31, 2003.

** Includes vessels under construction of $36,202 (2003), $126,093 (2002) and $120,521 (2001).

See Note J for information relating to taxation of income and undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

Note D -- Assets and Liabilities of Foreign Subsidiaries:

      A condensed summary of the combined assets and liabilities of the Company's foreign subsidiaries, whose operations are principally conducted in U.S. dollars, is as follows:

In thousands at December 31,                                                     2003               2002
-----------------------------------------------------------------------------------------------------------------
Current assets                                                               $      108,641     $       54,186
Vessels, net                                                                      1,274,370          1,337,260
Other assets                                                                        154,744            165,324
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                 $    1,537,755     $    1,556,770
=================================================================================================================

Current installments of long-term debt                                       $       14,284     $       14,284
Other current liabilities                                                            13,555             10,461
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            27,839             24,745
Long-term debt, deferred credits and other liabilities, including
   intercompany debt of $4,000 in 2003                                              247,546            451,881
Equity                                                                            1,262,370          1,080,144
-----------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                                 $    1,537,755     $    1,556,770
=================================================================================================================

Note E -- Joint Ventures and Certain Pooling Arrangements:

As of December 31, 2003, the Company is a partner in joint ventures that own eight foreign flag vessels (seven VLCCs and one Aframax).

Alaska Tanker Company

In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company ("ATC") to manage the vessels carrying Alaskan crude oil for BP. ATC, which is owned 37.5% by OSG, 37.5% by Keystone and 25% by BP, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable, if certain conditions are met, by BP to ATC. In the second quarter of 1999, the charters for five of the Company's U.S. Flag Crude Tankers (one of which was subsequently sold by the owner in 2000), which were previously time chartered to BP, were converted to bareboat charters to ATC, with guaranties from BP, to employ the vessels through their OPA 90 retirement dates, ranging from February 2004 through 2006. In August 1999, the Company sold these five vessels and leased them back as part of an off-balance-sheet financing that generated $170 million, which was used to reduce long-term debt. The cost of leasing back these vessels from Alaskan Equity Trust was included in time and bareboat charter hire expense. The gain on the sale-leaseback transaction was deferred and, until June 30, 2003, was being amortized over the leaseback period as a reduction in time and bareboat charter hire expense in the consolidated statements of operations. As of December 31, 2002, the unamortized balance of the deferred gain on the sale-leaseback transaction was $28,029,000 and was included in other noncurrent liabilities. The unamortized balance of such deferred gain as of June 30, 2003 was eliminated in connection with the consolidation of Alaskan Equity Trust (see Note B).

Revenue from the bareboat charters of these vessels to ATC is included in time and bareboat charter revenue. The Company accounts for its 37.5% interest in ATC according to the equity method.

Tankers International Pool

In December 1999, the Company and other leading tanker companies established Tankers to pool their VLCC fleets. Tankers, which commenced operations in February 2000, commercially manages a fleet of 38 modern VLCCs as of December 31, 2003. Tankers was formed to meet the global transportation requirements of international oil companies and other major customers. As of December 31, 2003, 13 of the Company's VLCCs (including one chartered-in VLCC in which the Company has a 40% participation interest) plus four other VLCCs that are owned by joint ventures, as discussed below, participate in the Tankers pool.

Capesize Bulk Carrier Pool

During the first quarter of 2000, the Company and other major vessel owners agreed to pool their Capesize Dry Bulk Carriers. The Company's two Foreign Flag Dry Bulk Carriers were withdrawn from such pool in early 2004 upon commencement of three-year time charters.

VLCC Joint Ventures

In 2000, the Company acquired a 30% interest in a joint venture that purchased the Front Tobago, a 1993-built VLCC, for approximately $37 million, which immediately began participating in the Tankers pool. The vessel's acquisition was financed by the joint venture through long-term bank financing and subordinated partner loans. As of December 31, 2003, the outstanding balance of such subordinated partner loans advanced by the Company was $4,590,000. In connection with the bank financing, the partners have severally issued guaranties aggregating $6,000,000 at December 31, 2003, of which the Company's share was $1,800,000.

In early 2001, the Company formed joint ventures that entered into an agreement whereby companies in which OSG holds a 49.9% interest acquired two 1993-built VLCCs (Dundee and Edinburgh) for approximately $103 million. Such acquisitions were financed by the joint ventures through long-term bank financing and subordinated partner loans. The outstanding balance of the long-term bank financing was repaid in December 2003 using funds received from the partners. As of December 31, 2003, the outstanding balance of such subordinated partner loans advanced by the Company was $54,779,000.

In June 2001, the Company agreed to acquire a 33.33% interest in joint ventures formed to purchase six new VLCCs. The number of vessels to be purchased was reduced to five in August 2001. Three vessels were delivered to the joint ventures in the third quarter of 2001. The remaining two were delivered to the joint ventures upon completion of their construction in February and July 2002. The total purchase price for the vessels of $399 million and the joint ventures' then remaining commitments under the construction contracts for two of those vessels were financed by the joint ventures through long-term bank financing and subordinated partner loans. The Company completed transactions with its partners to restructure the relative ownership interests in the five joint-venture companies. These transactions, which increased OSG's overall joint-venture interest by the equivalent of one third of a vessel, were effective as of July 1, 2003. In one transaction, the Company, jointly with one partner, acquired the remaining partner's 33.33% interest in the joint venture companies owning the Ariake and Sakura I for cash of approximately $20,000,000, thereby increasing the Company's share in such joint ventures to 49.889%. In a second transaction, the Company exchanged its 33.33% interest in the Ichiban with one partner for a portion of that partner's interest in the Tanabe and Hakata, thereby increasing the Company's interest in these joint ventures to 49.889%. As of December 31, 2003, the outstanding balance of subordinated partner loans advanced by the Company with respect to these four vessels was $170,469,000. The outstanding balance of the long-term bank financing for the Tanabe and Hakata was repaid in December 2003 using funds received from the partners. In connection with the bank financings for the Ariake and Sakura I, the partners have severally issued guaranties aggregating approximately $18,451,000 at December 31, 2003, of which the Company's share was 49.889%.

Through April 2003, the Company had a 50% interest in a joint venture with a major oil company that owned two VLCCs that were operating on long-term charters, one to OSG (which vessel has been time chartered to the major oil company) and one to such major oil company. In April 2003, OSG effectively acquired its partner's 50% interest in the joint venture, resulting in such vessels becoming 100% owned. Accordingly, the results of these two vessels are included in the consolidated statements of operations from the effective date of the transaction. The acquisition was accomplished through the joint venture's redemption of our partner's shares in exchange for one of the venture's two vessel owning subsidiaries, followed by our purchase from the partner of such vessel for $56,500,000. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the joint venture recognized a loss on disposal of $5,132,000 based on the excess of the carrying amount of the vessel transferred to our former partner over its fair value. The Company's share of such charge of $2,566,000 is reflected in equity in income of joint ventures in the consolidated statements of operations.

Aframax Joint Venture

In May 2000, the Company invested $1,500,000 for a 50% interest in a joint venture that bareboat chartered in the Compass I, a 1992-built Aframax tanker, which was accounted for as a capital lease by the joint venture. In May 2002, such joint venture exercised a purchase option and acquired the vessel. The purchase price of approximately $13,000,000 was financed through capital contributions from the partners. The Company provided certain charter guaranties to its joint venture partner through the May 2002 exercise of the purchase option; daily TCE revenues in excess of an agreed amount were for the Company's benefit through the May 2002 exercise of the purchase option. In January 2003, the joint venture borrowed $15,375,000. The proceeds from such borrowing were used to repay the capital contributions received from the shareholders. This Aframax tanker participates in the Aframax International pool.

A condensed summary of the combined assets and liabilities of the joint ventures follows:

In thousands at December 31,                                                            2003               2002
----------------------------------------------------------------------------------------------------------------------
Current assets                                                                      $    83,152        $  102,307
Vessels, net                                                                            431,798           666,214
Other assets                                                                              5,450            11,034
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $   520,400        $  779,555
======================================================================================================================

Current installments of long-term debt                                              $     9,616        $   42,046
Other current liabilities                                                                48,788            53,388
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                58,404            95,434
Long-term debt                                                                           92,176           291,086
Other liabilities, including subordinated loans of $229,780 and $224,652
   due to the joint venture partners                                                    229,780           225,177
Equity                                                                                  140,040           167,858
----------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                                        $   520,400        $  779,555
======================================================================================================================

As of December 31, 2003, the joint ventures in which the Company had interests ranging from 30% to 50% had bank debt of $101,792,000 and subordinated loans payable to all joint-venture partners of $229,780,000. The Company's guaranties in connection with the joint ventures' bank financings, which are otherwise nonrecourse to the joint venture partners, aggregated $11,005,000 at December 31, 2003.

The Company has entered into an agreement in principle with its partner covering six joint venture companies that each own a VLCC. This agreement provides for an exchange of joint venture interests such that the Company will own 100% of the Dundee, Sakura I and Tanabe, and the joint venture partner will own 100% of the Edinburgh, Ariake and Hakata. This transaction is expected to close in the first quarter of 2004. The results of the Dundee, Sakura I and Tanabe will be included in the VLCC segment from the 2004 effective date of transaction.

The effect of the above agreement will be to reduce the combined bank debt of the joint ventures by $79,958,000 to $21,834,000 and the OSG guaranties by $9,205,000 to $1,800,000, which will remain outstanding until the related debt matures in March 2005. The Company's share of the amounts required to repay such bank debt will be funded from cash.

A condensed summary of the results of operations of the joint ventures follows:

In thousands for the year ended December 31,                           2003             2002               2001
----------------------------------------------------------------------------------------------------------------------
Time charter equivalent revenues                                  $   294,130        $   261,217         $  243,288
Ship operating expenses                                              (196,275)          (217,936)          (194,125)
Loss on vessel disposal                                                (5,132)                --                 --
----------------------------------------------------------------------------------------------------------------------
Income from vessel operations                                          92,723             43,281             49,163
Other income                                                              250                639              1,020
Interest expense*                                                     (18,111)           (26,516)           (17,062)
----------------------------------------------------------------------------------------------------------------------
Net income                                                        $    74,862        $    17,404        $    33,121
======================================================================================================================

* Includes interest on subordinated loans payable to the joint venture partners of $9,840 (2003), $14,488 (2002) and $6,063 (2001). The Company's
      share of such interest is eliminated in recording the results of the joint ventures by the equity method.

Note F -- Investments in Marketable Securities and Capital Construction Fund:

Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and length of time that the declines had been sustained, management concluded that declines in fair value of certain securities with aggregate cost bases of $16,187,000 in 2003 and $72,521,000 in 2002, were other than temporary. Accordingly, during 2003 and 2002, the Company recorded impairment losses aggregating $4,756,000 and $42,055,000, respectively, in the accompanying consolidated statements of operations.

The Company has sold certain of the securities for which write-downs aggregating $42,253,000 had previously been recorded. These sales resulted in the recognition of gains of $12,104,000 in 2003 and $3,821,000 in 2002 (see Note P).

Certain information, which gives effect to the above write-downs, concerning the Company's marketable securities, all of which are accounted for as available-for-sale securities, follows:



                                                                                                   Approximate
                                                                      Gross unrealized           market value and
                                                                      ----------------               carrying
In thousands at December 31,                      Cost             Gains            Losses            amount
-------------------------------------------------------------------------------------------------------------------
2003
Capital Construction Fund:
U.S. Treasury securities and
   obligations of U.S. government
   agencies                                   $    22,304        $     314        $       22       $    22,596
Mortgage-backed securities                         61,445              397                38            61,804
Other debt securities                              16,163              854                89            16,928
-------------------------------------------------------------------------------------------------------------------
Total debt securities                              99,912            1,565               149           101,328
Equity securities                                  38,436            9,173               474            47,135
Cash and cash equivalents                          98,970               --                --            98,970
-------------------------------------------------------------------------------------------------------------------
Total Capital Construction Fund               $   237,318        $  10,738        $      623       $   247,433
===================================================================================================================

At February 11, 2004, the aggregate market value of the above marketable securities was approximately $150,500,000 compared with a market value of $148,463,000 as of December 31, 2003.

                                                                                                   Approximate
                                                                       Gross unrealized          market value and
                                                                     -------------------             carrying
In thousands at December 31,                      Cost             Gains            Losses            amount
-------------------------------------------------------------------------------------------------------------------
2002
Capital Construction Fund:
U.S. Treasury securities and
   obligations of U.S. government
   agencies                                   $     8,662        $     567        $       --       $     9,229
Mortgage-backed securities                         44,373              885                 4            45,254
Other debt securities                              14,173              779               165            14,787
-------------------------------------------------------------------------------------------------------------------
Total debt securities                              67,208            2,231               169            69,270
Equity securities                                  41,359            5,869            12,974            34,254
Cash and cash equivalents                         127,548               --                --           127,548
-------------------------------------------------------------------------------------------------------------------
Total Capital Construction Fund               $   236,115        $   8,100        $   13,143       $   231,072
===================================================================================================================
Equity securities included in investments
   in marketable securities                   $    23,244        $   5,884        $      332       $    28,796
===================================================================================================================

The cost and approximate market value of debt securities held by the Company as of December 31, 2003, by contractual maturity (except for mortgage-backed securities, which do not have a single maturity date), follow:

                                                                                                 Approximate
In thousands                                                                       Cost          market value
-----------------------------------------------------------------------------------------------------------------
Due in one year or less                                                         $     7,984      $     7,989
Due after one year through five years                                                 9,205            9,318
Due after five years through ten years                                                9,485            9,887
Due after ten years                                                                  11,793           12,330
-----------------------------------------------------------------------------------------------------------------
                                                                                     38,467           39,524
Mortgage-backed securities                                                           61,445           61,804
-----------------------------------------------------------------------------------------------------------------
                                                                                $    99,912      $   101,328
=================================================================================================================

The following table shows our Capital Construction Fund's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2003.

                                 Less than 12 months          More than 12 months                 Total
                                 -------------------          -------------------                 -----
                                Market       Unrealized      Market       Unrealized       Market      Unrealized
In thousands                     value         losses         value         losses          value        losses
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury
    securities and
    obligations of U.S.
    government
    agencies                  $   4,545       $    22       $     --       $     --        $  4,545      $    22
Mortgage-backed
    securities                    2,868            38             --             --           2,868           38
Other debt securities             2,764            89             --             --           2,764           89
-------------------------------------------------------------------------------------------------------------------
Total debt securities            10,177           149             --             --          10,177          149
Equity securities                 4,343           356          1,507            118           5,850          474
-------------------------------------------------------------------------------------------------------------------
Total temporarily
    impaired securities       $  14,520       $   505       $  1,507       $    118        $ 16,027      $   623
===================================================================================================================

Note G -- Derivatives and Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

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

The estimated fair values of the Company's financial instruments, other than derivatives, follow:

                                                         Carrying         Fair       Carrying        Fair
                                                          amount         value        amount         value
In thousands at December 31,                               2003           2003         2002          2002
--------------------------------------------------------------------------------------------------------------
Financial assets (liabilities)

Cash and cash equivalents                               $    74,003    $  74,003   $     36,944   $  36,944
Capital Construction Fund-- See Note F                      247,433      247,433        231,072     231,072
Investments in marketable securities                             --           --         28,796      28,796
Debt, including capital lease obligations                  (822,823)    (848,287)    (1,006,110)   (994,645)

As of December 31, 2003, the Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $431,000,000, pursuant to which it pays fixed rates ranging from 4.6% to 8.3% and receives floating rates based on the London interbank offered rate ("LIBOR") (approximately 1.2% at December 31, 2003). These agreements contain no leverage features and have various maturity dates ranging from July 2005 to August 2014. As of December 31, 2003, the Company has recorded a liability of $24,975,000 related to the fair values of these swaps in other liabilities.

In July 2001, the Company terminated all $60,000,000 of its fixed-to-floating interest rate swaps that were to mature in December 2003. The gain of $1,760,000 realized on such termination was recognized ratably over the period through December 2003, as an adjustment of interest expense.

Shipping revenues for 2003 have been reduced by $384,000, because of forward freight agreements with a notional value of $1,632,000 that extend to December 2004. The fair value of these agreements, which do not qualify as effective hedges, was recorded as a liability in other liabilities as of December 31, 2003.

Shipping revenues for 2002 were reduced by $534,000, because of forward freight agreements with a notional value of $8,370,000 that extended to December 2003. The fair value of these agreements, which did not qualify as effective hedges, was recorded as a liability in other liabilities as of December 31, 2002.

Note H -- Sundry Liabilities and Accrued Expenses:

Sundry liabilities and accrued expenses follows:

In thousands at December 31,                                                        2003              2002
-----------------------------------------------------------------------------------------------------------------
Payroll and benefits                                                            $     7,657       $     3,851
Settlement of supplemental pension plan obligation -- Notes N and R                  14,544                --
Restructuring reserve                                                                    --               214
Interest                                                                             12,511             7,659
Insurance                                                                             1,356             1,582
Other                                                                                12,052             9,665
-----------------------------------------------------------------------------------------------------------------
                                                                                $    48,120       $    22,971
=================================================================================================================

Note I -- Debt:

Debt consists of the following:

In thousands at December 31,                                                       2003              2002
-----------------------------------------------------------------------------------------------------------------
Unsecured revolving credit facilities                                           $    212,000      $   536,000
8.75% debentures due 2013, net of unamortized discount of $136
   and $149                                                                           84,839           84,826
8.25% notes due 2013                                                                 200,000               --
8% notes due 2003, net of unamortized discount of $15                                     --           70,391
Floating rate secured term loans, due through 2014                                   222,143          256,000
5.29% secured term loan, due through 2014                                             46,970               --
Other                                                                                  5,099               --
-----------------------------------------------------------------------------------------------------------------
                                                                                     771,051          947,217
Less current portion                                                                  31,318           14,284
-----------------------------------------------------------------------------------------------------------------
Long-term portion                                                               $    739,733      $   932,933
=================================================================================================================

The weighted average effective interest rates for debt outstanding at December 31, 2003 and 2002 are 7.1% and 5.1%, respectively. Such rates take into consideration related interest rate swaps.

In March 2003, the Company issued $200,000,000 principal amount of senior unsecured notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. In August 2003, the Company exchanged all of the notes issued in the private offering for an equal amount of notes registered under the Securities Act of 1933. The terms of the registered notes are identical in all material respects to the notes issued in the private offering. The notes, which are due in March 2013, have a coupon of 8.25% and are non-callable before March 2008. Proceeds from the offering of approximately $194,849,000 were used to repay a portion of the balances then outstanding under long-term revolving credit facilities.

In August and October 2003, the Company concluded two new five-year unsecured revolving credit facilities aggregating $330,000,000, which together with its existing $350,000,000 long-term credit facility that matures in December 2006 (the "2006 Facility"), results in aggregate long-term revolving credit availability of $680,000,000. The maturities of the two newly executed facilities may, subject to lender approval, be extended for two, one-year periods on the first and second anniversary dates of each of the two facilities. The terms, conditions, and financial covenants contained in both agreements are more favorable than those contained in the 2006 Facility. Borrowings under both of the new facilities bear interest at a rate based on LIBOR plus a margin. In October 2003, in consideration of entering into these two new revolving credit facilities, the Company terminated the $350,000,000 revolving credit facility that was scheduled to mature in April 2005 (the "2005 Facility").

The Company has a $45,000,000 unsecured short-term credit facility expiring in August 2005. As of December 31, 2003, letters of credit aggregating $25,500,000 had been issued under such facility, reducing credit availability to $19,500,000.

In late July and early August 2002, the Company entered into four secured loan agreements aggregating $256,000,000. Seven vessels (three VLCCs and four Aframaxes) were pledged as collateral in connection with such loans. The loans have terms ranging from 10 to 12 years (with an average life of approximately eight years) and interest rates based on LIBOR plus a margin. The interest rate basis applicable to $50,000,000 of such loans converted to a fixed rate in August 2003. The Company used the proceeds received from these borrowings to pay down existing secured term loans and an unsecured promissory note with an aggregate outstanding balance of $117,100,000, which loans had significantly shorter remaining terms, and to reduce amounts then outstanding under the Company's revolving credit facilities. The full $256,000,000 had been effectively converted into fixed rate debt for periods up to 12 years by the end of the third quarter of 2002.

In December 2001, the Company concluded a new $300 million, five-year unsecured revolving credit facility (the 2006 Facility), which was increased to $350 million in January 2002 during syndication.

Borrowings under both the 2006 Facility and the 2005 Facility bear interest at a rate based on LIBOR plus a margin that, with respect to the 2006 Facility, depends in part on the financial leverage of the Company. Borrowings against the Company's $425 million revolving credit facility, which was due to expire in August 2002, were repaid in early 2002 with borrowings from the 2006 Facility, and the $425 million revolving credit facility was terminated in February 2002.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements. The most restrictive of these covenants requires the Company to maintain net worth as of December 31, 2003 of approximately $735,000,000 (increasing quarterly by an amount related to net income).

As of December 31, 2003, approximately 26.4% of the net book amount of the Company's vessels, representing seven foreign flag tankers and four U.S. Flag Crude Tankers, is pledged as collateral under certain debt agreements.

The aggregate annual principal payments required to be made on debt are as follows:

In thousands at December 31, 2003
--------------------------------------------------------------------------------
2004                                                           $       31,318
2005                                                                   24,648
2006                                                                  194,383
2007                                                                   14,284
2008                                                                   51,284
Thereafter                                                            455,134
--------------------------------------------------------------------------------
                                                               $      771,051
================================================================================

Interest paid, excluding capitalized interest, amounted to $57,271,000 in 2003, $52,147,000 in 2002 and $41,874,000 in 2001. Capitalized interest (see Note A5) decreased in 2003 compared with 2002, and in 2002 compared with 2001 principally due to vessel deliveries.

Note J -- Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax. Income of foreign shipping companies earned from January 1, 1976 through December 31, 1986 ("Deferred Income") is excluded from U.S. income taxation to the extent that such income is reinvested in foreign shipping operations. Foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. parent. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. If, during any determination period, there is a reduction of qualified investments in foreign shipping operations, Deferred Income, limited to the amount of such reduction, would become subject to tax. The Company believes that it will be reinvesting sufficient amounts in foreign shipping operations so that U.S. income taxes on the undistributed income of its foreign companies accumulated through December 31, 1986 will be postponed indefinitely. U.S. income taxes on the income of its foreign companies accumulated through December 31, 1986 will be provided at such time as it becomes probable that a liability for such taxes will be incurred and the amount thereof can reasonably be estimated. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2003 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations. As of December 31, 2003, such undistributed earnings aggregated approximately $493,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $172,000,000. No provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of December 31, 2003, since it is intended that such undistributed earnings ($27,100,000 at December 31, 2003) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $9,500,000.

Pursuant to the Merchant Marine Act of 1936, as amended, the Company is a party to an agreement that permits annual deposits, related to taxable income of certain of its domestic subsidiaries, into a Capital Construction Fund. Payments of federal income taxes on such deposits and earnings thereon are deferred until, and if, such funds are withdrawn for nonqualified purposes or termination of the agreement; however, if withdrawn for qualified purposes (acquisition of U.S. Flag vessels or retirement of debt on U.S. Flag vessels), such funds remain tax-deferred and the federal income tax basis of any such vessel is reduced by the amount of such withdrawals. Under its agreement, the Company is expected to use the fund to acquire or construct U.S. Flag vessels. Monies can remain tax-deferred in the fund for a maximum of 25 years (commencing January 1, 1987 for deposits prior thereto).

The significant components of the Company's deferred tax liabilities and assets follow:

In thousands at December 31,                                                        2003              2002
-----------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Excess of tax over book depreciation -- net                                     $    87,352      $    84,491
Tax benefits related to the Capital Construction Fund                                76,515           70,871
Costs capitalized and amortized for book, expensed for tax                            5,612            8,358
Other -- net                                                                          3,019           16,966
-----------------------------------------------------------------------------------------------------------------
      Total deferred tax liabilities                                                172,498          180,686
-----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Capital leases                                                                           --              802
Write-down of marketable securities*                                                  1,246            7,975
Other comprehensive income -- Note L                                                 10,236           10,680
Alternative minimum tax credit carryforwards, which can be carried
   forward indefinitely                                                              10,546           30,565
-----------------------------------------------------------------------------------------------------------------
      Total deferred tax assets                                                      22,028           50,022
Valuation allowance                                                                     934            3,640
-----------------------------------------------------------------------------------------------------------------
      Net deferred tax assets                                                        21,094           46,382
-----------------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                        151,404          134,304
Current portion of net deferred tax liabilities                                         100              100
-----------------------------------------------------------------------------------------------------------------
Long-term portion of net deferred tax liabilities                               $   151,304      $   134,204
=================================================================================================================

* In 2003, represents a capital loss carryforward expiring in 2008, resulting from the 2003 sale of securities previously written down.

During 2002, the Company established a valuation allowance of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities (see Note F). The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future. The valuation allowance was recorded as a reduction in the federal income tax credit in the accompanying consolidated statement of operations for the year ended December 31, 2002. During 2003, the Company reduced the valuation allowance by $2,706,000 based primarily on subsequent increases in the fair value of securities previously written down. The reduction in the valuation allowance was recorded as a reduction in the provision for federal income taxes in the accompanying consolidated statement of operations for the year ended December 31, 2003.

The components of income/(loss) before federal income taxes follow:

In thousands for the year ended December 31,                      2003             2002              2001
-----------------------------------------------------------------------------------------------------------------
Foreign                                                       $   202,760       $    17,321      $   136,395
Domestic                                                          (34,607)          (38,185)          18,050
-----------------------------------------------------------------------------------------------------------------
                                                              $   168,153       $   (20,864)     $   154,445
=================================================================================================================

Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The components of the provision/(credit) for federal income taxes follow:

In thousands for the year ended December 31,                      2003             2002              2001
-----------------------------------------------------------------------------------------------------------------
Current                                                       $    35,493       $    (6,003)    $     27,142
Deferred                                                           11,351             2,759           25,862
-----------------------------------------------------------------------------------------------------------------
                                                              $    46,844       $    (3,244)    $     53,004
=================================================================================================================

Actual income taxes paid amounted to $18,377,000 in 2003 (all of which related to 2003), $24,500,000 in 2002 (all of which related to 2001) and $6,100,000 in
2001 ($3,100,000 of which related to 2000). An income tax refund of $5,765,000, related to the carryback of capital losses arising in 2002, was received in 2003.

Reconciliations of the actual federal income tax rate attributable to pretax income/(loss) and the U.S. statutory income tax rate follow:

For the year ended December 31,                                   2003             2002              2001
-----------------------------------------------------------------------------------------------------------------
Actual federal income tax provision/(credit) rate                28.1%            (15.6%)           34.3%
Adjustments due to:
   Dividends received deduction                                   0.1%              1.0%             0.1%
   Income/(loss) not subject to U.S. income taxes                 4.9%             (4.4%)            0.7%
   Other                                                          0.3%              1.4%            (0.1%)
Valuation allowance                                               1.6%            (17.4%)             --
-----------------------------------------------------------------------------------------------------------------
U.S. statutory income tax provision/(credit) rate                35.0%            (35.0%)           35.0%
=================================================================================================================

Note K -- Capital Stock and Stock Compensation:

The Company's 1998 stock option plan, as amended, provides for options for up to 2,800,000 shares to be granted at exercise prices of at least market value at the date of grant. Options granted vest and become exercisable over a three-year period and expire ten years from the date of grant. Options covering 220,630 shares are outstanding with exercise prices ranging from $13.81 to $18.16 per share (the market prices at dates of grant). Options covering 852,360 shares are available for grant under the 1998 stock option plan as of December 31, 2003.

The 1999 non-employee director (as defined) stock option plan, makes available up to 150,000 shares of the Company's stock. The plan provides for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vest and become exercisable over a three-year period; annual options vest and become exercisable one year from the date of the grant. All options expire ten years from the date of grant. Options covering 95,500 shares are outstanding with exercise prices ranging from $13.31 to $29.67 per share (the market prices at dates of grant). Options covering

31,500 shares are available for grant under the 1999 non-employee director stock option plan as of December 31, 2003.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2000                         2,184,029
Granted                                                              9,000
Forfeited                                                          (22,814)
Exercised ($13.81 to $16.00 per share)                            (276,726)
-------------------------------------------------------------------------------
Options Outstanding at December 31, 2001                         1,893,489
Granted                                                              8,000
Forfeited                                                           (2,297)
Exercised ($13.31 to $16.00 per share)                            (159,516)
-------------------------------------------------------------------------------
Options Outstanding at December 31, 2002                         1,739,676
Granted                                                             21,169
Forfeited                                                           (4,569)
Exercised  ($12.50 to $19.50 per share)                         (1,440,146)
-------------------------------------------------------------------------------
Options Outstanding at December 31, 2003                           316,130
===============================================================================
Options Exercisable at December 31, 2003                           294,961
===============================================================================

The weighted average remaining contractual life of the outstanding stock options at December 31, 2003 was 5.6 years. The range of exercise prices of the stock options outstanding at December 31, 2003 was $13.31 to $29.67 per share. The weighted average exercise price of the stock options outstanding at December 31, 2003 was $15.96.

The Company follows APB 25 and related interpretations in accounting for its stock options. For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123, for grants made subsequent to 1994, the fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001: risk free interest rates of 3.1%, 5.1% and 4.2%, dividend yields of 3.4%, 2.9% and 2.0%, expected stock price volatility factors of .39, .36 and .45, and expected lives of 6.0, 6.0 and
7.7 years. The weighted average grant-date fair values of options granted in 2003, 2002 and 2001were $5.59, $6.50 and $12.71, respectively.

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

In October 1998, the Board of Directors adopted a Stockholder Rights Plan and declared a rights distribution under the plan of one common stock purchase right on each outstanding share of common stock of the Company. The rights plan is designed to guard against attempts to take over the Company for a price that does not reflect the Company's full value or that are conducted in a manner or on terms not approved by the Board of Directors as being in the best interests of the Company and the stockholders. The rights are preventative in nature and were not distributed in response to any known attempt to acquire control of the Company.

Note L -- Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, follow:

In thousands at December 31,                                                       2003              2002
-----------------------------------------------------------------------------------------------------------------
Unrealized gains on available-for-sale securities                               $     6,574      $       332
Unrealized losses on derivative instruments                                         (16,234)         (19,894)
Minimum pension liability                                                            (2,775)          (2,965)
-----------------------------------------------------------------------------------------------------------------
                                                                                $   (12,435)     $   (22,527)
=================================================================================================================

At December 31, 2003, the Company expects to reclassify $10,431,000 of net losses on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt.

The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

In thousands for the year ended  December 31,                                      2003              2002
-----------------------------------------------------------------------------------------------------------------
 Cumulative effect of change in accounting principle -- Note B                  $    (1,674)     $       --
 Reclassification adjustments for (gains)/losses included in net income/(loss), net:
    Interest expense                                                                  9,563           8,765
    Shipping revenues                                                                    --            (595)
 Change in unrealized loss on derivative instruments                                 (4,229)        (22,050)
-----------------------------------------------------------------------------------------------------------------
                                                                                $     3,660      $  (13,880)
=================================================================================================================

The income tax expense/(benefit) allocated to each component of other comprehensive income/(loss) follows:

In thousands for the year ended December 31,                     2003              2002              2001
-----------------------------------------------------------------------------------------------------------------
Unrealized gains/(losses) on available-for-sale securities     $   2,559        $    (2,711)      $   2,871
Unrealized losses on derivative instruments                       (3,179)           (11,873)         (2,461)
Minimum pension liability                                            414                150          (2,059)
Reclassification adjustments included in net income/(loss):
    Write-down of marketable securities                            4,371             11,079              --
    Gains on sale of securities                                   (3,566)            (1,170)         (9,816)
   (Gains)/losses on derivative instruments                        5,149              4,399            (777)
-----------------------------------------------------------------------------------------------------------------
                                                               $   5,748        $      (126)       $(12,242)
=================================================================================================================

Note M -- Leases:

1.    Charters-in:

      The future minimum commitments under charters-in are as follows:

      In thousands at December 31, 2003                             Capital         Operating
      --------------------------------------------------------------------------------------------
      2004                                                       $    9,313        $   26,268
      2005                                                            9,692            24,813
      2006                                                            9,692            22,502
      2007                                                            9,692            22,521
      2008                                                            9,692            22,619
      Thereafter                                                     26,677            51,244
      --------------------------------------------------------------------------------------------
      Net minimum lease payments                                     74,758           169,967
      Less amount representing interest                             (22,986)               --
      --------------------------------------------------------------------------------------------
      Present value of net minimum lease payments                $   51,772        $  169,967
      ============================================================================================

      In June 2003, the Company entered into a sale-leaseback agreement for one VLCC (Meridian Lion), which lease is classified as an operating lease. The gain on the sale was deferred and is being amortized over the eight-year term of the lease. The lease agreement contains no renewal or purchase options.

      In December 2003, the Company entered into sale-leaseback agreements for its two Foreign Flag Dry Bulk Carriers (Chrismir and Matilde), which leases are classified as operating leases. The aggregate loss on the sales of $5,965,000 has been included in other income/(expense). The lease agreements have seven-year terms and contain certain renewal and purchase options.

      The 25-year bareboat charter ins, which were classified as capital leases, on the Company's two U.S. Flag Dry Bulk Carriers (Overseas Marilyn and Overseas Harriette) expired in November 2003. Such charters were extended for three years in the case of the Overseas Harriette and one year in the case of the Overseas Marilyn. These charter extensions, which are classified as operating leases, provide for additional renewal options.

      As of December 31, 2003, the Company participates with other pool members in the charter-in of two vessels (one Capesize Dry Bulk Carrier at a rate of $11,700 per day and one VLCC at an average minimum rate of $24,300 per day for the remaining term), which are commercially managed by pools in which the Company participates. As of December 31, 2003, these charter ins have remaining minimum terms of approximately four months for the Dry Bulk Carrier and 19 months for the VLCC. The Company's share of such charter-in obligations as of December 31, 2003, which amounts are included in the above table, are $3,712,000 (2004) and $1,995,000 (2005).

      The total rental expense for charters accounted for as operating leases amounted to $21,550,000 in 2003, $25,391,000 in 2002 and $51,904,000 in
      2001.

2.    Charters-out:

      The future minimum revenue expected to be received on noncancelable time charters and bareboat charters are as follows:

      In thousands at December 31, 2003
      --------------------------------------------------------------------------
      2004                                                       $      72,657
      2005                                                              23,328
      2006                                                               7,526
      2007                                                               5,173
      --------------------------------------------------------------------------
      Net minimum lease payments                                 $     108,684
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

Note N -- Pension and Other Postretirement Benefit Plans:

The Company is the sponsor of a noncontributory defined benefit pension plan covering substantially all of its domestic shore-based employees. Retirement benefits are based primarily on years of service and compensation earned during the last years of employment. The Company's policy is to fund pension costs as accrued, but not in excess of amounts allowable under income tax regulations. The Company has an unfunded, nonqualified supplemental pension plan covering certain employees, that provides for additional benefits, primarily those benefits that would otherwise have been payable to such employees under the Company's pension plan in the absence of limitations imposed by income tax regulations.

The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents. The health care plan is contributory, and the life insurance plan is noncontributory. In general, postretirement medical coverage is provided to employees who retire and have met minimum age and service requirements under a formula related to total years of service. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the health care benefits at any time.

Certain of the Company's foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company's consolidated financial position.

Certain information with respect to the domestic plans, for which the Company uses a December 31 measurement date, follow:

                                                           Pension benefits               Other benefits
                                                      -------------------------     -------------------------
In thousands                                             2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                $ 37,989       $ 43,152       $  3,830       $  3,872
Cost of benefits earned (service cost)                    1,338          1,803             48             55
Interest cost on benefit obligation                       3,029          2,715            237            276
Plan participants' contributions                             --             --             92             74
Amendments                                                2,112          2,454             --            152
Actuarial (gains) and losses                              1,651         (1,879)           685           (229)
Benefits paid                                            (2,440)        (8,842)          (399)          (370)
Terminations, curtailments, settlements and other
   similar events                                            --         (1,414)            --             --
-------------------------------------------------------------------------------------------------------------
   Benefit obligation at year end                        43,679         37,989          4,493          3,830
-------------------------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at beginning of year           22,918         38,777             --             --
Actual return on plan assets                              5,969         (4,110)            --             --
Benefits paid                                            (1,989)        (8,299)            --             --
Terminations, curtailments, settlements and other
   similar events                                            --         (3,450)            --             --
-------------------------------------------------------------------------------------------------------------
   Fair value of plan assets at year end                 26,898         22,918             --             --
-------------------------------------------------------------------------------------------------------------

Funded status at December 31 (unfunded)                 (16,781)       (15,071)        (4,493)        (3,830)
Unrecognized prior-service costs (benefit)                1,671            687         (1,105)        (1,259)
Unrecognized net actuarial loss                           8,827         11,786          1,007            320
Unrecognized transition obligation                           --             --            187            208
Additional minimum liability                             (5,560)        (5,162)            --             --
-------------------------------------------------------------------------------------------------------------
    Net liability recognized at year end               $(11,843)      $ (7,760)      $ (4,404)      $ (4,561)
=============================================================================================================

The net liability recognized in the balance sheet consists of the following:

                                                           Pension benefits               Other benefits
                                                      -------------------------     -------------------------
In thousands at December 31,                             2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------------
Prepaid benefit costs                                  $  7,604       $  8,483       $     --       $     --
Accrued benefit costs                                   (15,178)       (11,369)        (4,404)        (4,561)
Intangible assets                                         1,291            288             --             --
Accumulated other comprehensive income/(loss)            (5,560)        (5,162)            --             --
-------------------------------------------------------------------------------------------------------------
Net liability recognized                               $(11,843)      $ (7,760)      $ (4,404)      $ (4,561)
=============================================================================================================

The accumulated benefit obligation for the Company's defined benefit pension plans covering domestic shore-based employees was $40,962,000 and $35,734,000 at December 31, 2003 and 2002, respectively.

Information for pension plans with accumulated benefit obligations in excess of plan assets, which, for the Company, is its nonqualified supplemental pension plan follows:

In thousands at December 31,                                                             2003         2002
-------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                         $   20,914    $  17,188
Accumulated benefit obligation                                                           19,447       16,243
Fair value of plan assets                                                                    --           --

                                                   Pension benefits                       Other benefits
In thousands for the year ended          ------------------------------------    -----------------------------------
December 31,                                 2003        2002        2001          2003        2002        2001
--------------------------------------------------------------------------------------------------------------------
  Components of expense:
  Cost of benefits earned                  $  1,338    $  1,803     $ 1,053        $   48     $   55    $     69
  Interest cost on benefit obligation         3,029       2,715       2,993           237        276         318
  Expected return on plan assets             (1,972)     (2,477)     (3,466)           --         --          --
  Amortization of prior-service costs         1,127         456         656          (154)      (154)       (128)
  Amortization of transition obligation          --          --          --            20         20          48
  Recognized net actuarial loss                 613         297         447            (1)         2          36
--------------------------------------------------------------------------------------------------------------------
  Net periodic benefit cost                   4,135       2,794       1,683           150        199         343
(Gain)/loss on terminations,
   curtailments,  settlements and other
   similar events                                --      (1,090)      1,815            --         --       1,535
--------------------------------------------------------------------------------------------------------------------
  Net periodic benefit cost after
   terminations, curtailments,
   settlements and other similar events    $  4,135    $  1,704     $ 3,498        $  150     $  199      $1,878
====================================================================================================================

The 2001 loss on terminations, curtailments and settlements and other similar events has been included in the restructuring charge.

The change in the minimum pension liability included in other comprehensive income/(loss) amounted to a decrease of $190,000 in 2003, a decrease of $859,000 in 2002 and an increase of $3,824,000 in 2001.

The weighted-average assumptions used to determine benefit obligations follow:

                                                              Pension benefits           Other benefits
                                                           ------------------------  ------------------------
At December 31,                                                2003        2002           2003       2002
-------------------------------------------------------------------------------------------------------------
Discount rate                                                   6.7%        7.4%           6.7%         7.4%
Rate of future compensation increases                           3.9%        3.9%            --           --

The weighted-average assumptions used to determine net periodic benefit cost follow:

                                                    Pension benefits                       Other benefits
                                           -----------------------------------    ----------------------------------
For the year ended December 31,                2003        2002       2001           2003       2002        2001
--------------------------------------------------------------------------------------------------------------------
Discount rate                                  7.4%       7.8%        7.0%           7.4%        7.8%        7.0%
Expected long-term return on plan assets      8.75%      9.00%       9.00%            --          --          --
Rate of future compensation increases          3.9%       4.4%        4.4%            --          --          --

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 13% for 2004, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 4% per annum in 2013. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands                                                                  1% increase         1% decrease
----------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components in 2003                  $   20             $   (17)
Effect on postretirement benefit obligation as of
   December 31, 2003                                                             $  271             $  (237)

The expected long-term rate of return on plan assets is the weighted average of the returns, determined by category of plan assets, using the current and expected future allocation of plan assets, and assuming active asset management as opposed to investment in passive investment funds. The rate of return assumption for each category of plan assets was based on historical average returns achieved.

The Company's pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category, follow:

                                                     2003               2002
--------------------------------------------------------------------------------
Asset category:
Equity securities                                     78%                76%
Debt securities                                       17%                23%
Cash and cash equivalents                              5%                 1%
--------------------------------------------------------------------------------
                                                     100%               100%
--------------------------------------------------------------------------------

The Company's investment strategy is to balance capital preservation and return through investment in a diversified portfolio of high-quality debt and equity securities. The Company has hired professional investment advisors to manage the portfolio in accordance with this strategy and our investment policy of maintaining a mix of between 75% and 80% equity securities and between 20% and 25% debt securities. The allocation is rebalanced quarterly after considering anticipated benefit payments.

The Company expects to contribute between $250,000 and $2,000,000 to its qualified defined benefit pension plan in 2004, or prior to the filing of the Company's federal income tax return for 2004.

The Company also has a 401(k) employee savings plan covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Employer matching contributions to the plan are at the discretion of the Company.

Certain subsidiaries make contributions to union-sponsored multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 2003. Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2003.

Note O -- Restructuring Charge:

In the first quarter of 2001, the Company completed a review of its ship management and administrative functions and adopted a plan to transfer a major portion of such functions to its subsidiary in Newcastle, United Kingdom, resulting in New York headquarters staff reductions numbering approximately 100 persons. In connection with such staff reductions, the Company recorded a restructuring charge of $10,439,000. The charge included $8,869,000 related to employee termination and severance costs associated with the reduction in workforce and $1,570,000 for the disposal of certain assets. The restructuring has been completed.

Note P -- Other Income/(Expense):

Other income/(expense) consists of:

In thousands for the year ended December 31,                      2003             2002              2001
-----------------------------------------------------------------------------------------------------------------
Investment income:
   Interest                                                   $     5,134       $     6,613      $     9,789
   Dividends                                                          824             2,402            6,004
   Realized gain on sale of securities (based on first-in,
      first-out method), net of unrealized loss on other
      investments                                                  10,439             3,643           27,227
   Write-down of marketable securities -- See Note F               (4,756)          (42,055)              --
   Foreign currency exchange gain/(loss)                               --             5,324              (49)
-----------------------------------------------------------------------------------------------------------------
                                                                   11,641           (24,073)          42,971
Gain/(loss) on disposal of vessels -- net                          (6,809)             (861)             436
Gain on derivative transactions                                        --               325            4,465
Miscellaneous -- net                                                  373               143              448
-----------------------------------------------------------------------------------------------------------------
                                                              $     5,205       $   (24,466)     $    48,320
=================================================================================================================

Gains on sale of securities are net of losses of $1,895,000 (2003), $14,869,000
(2002) and $5,665,000 (2001).

Note Q -- Commitments:

As of December 31, 2003, the Company had a remaining commitment of $8,300,000 on a non-cancelable contract for the construction of one Foreign Flag Aframax tanker that was delivered in January 2004. Unpaid costs, which are net of $31,900,000 of progress payments and prepayments, was funded in the first quarter of 2004.

Note R -- Agreements with Executive Officers:

The Company entered into an agreement dated June 23, 2003 in connection with the retirement, effective December 31, 2003, of the Company's chief executive officer. The agreement provides, among other matters, for a payment of $1,200,000 to be made to the former chief executive officer in January 2004. Accordingly, the Company recognized this $1,200,000 expense in 2003. The agreement also provides for the payment of the former chief executive officer's unfunded, nonqualified pension plan obligation in January 2004, at which time the Company will recognize, as a charge to earnings, a settlement loss of approximately $4,100,000 in accordance with the provisions of Statement of Financial Accounting Standards No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

OSG has agreements with four executive officers, which provide that if the named executive is terminated (other than for "cause," as defined, or becoming "disabled") in or prior to July 2005, such executive will continue to receive base salary and other benefits for a period of two years after the date of such termination.

Note S -- Legal Matters:

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company's Foreign Flag Product Carrier, the Uranus, and the Company's handling of waste oils. Several witnesses have appeared before the grand jury. The Company is cooperating with the U.S. investigation.

In accordance with Statement of Financial Accounting Standards No. 5, "Contingent Liabilities," the Company assessed the likelihood of incurring any liability as a result of the U.S. investigation. The U.S. investigation is preliminary and no charges against the Company have been filed. Accordingly, no loss accrual has been recorded.

Previously, on September 11, 2003, the Department of Transport of the Government of Canada commenced an action against the Uranus charging the vessel with violations of regulations under the Canada Shipping Act with respect to alleged discrepancies in the vessel's oil record book during the period between December 2002 and March 2003. On January 22, 2004, the Department of Transport withdrew all pending charges related to the alleged discrepancies.

The Company has incurred costs of approximately $862,000 through December 31, 2003 in connection with the above U.S. investigation and Canadian proceeding. Such costs have been included in general and administrative expenses in the 2003 consolidated statement of operations.

Note T -- Subsequent Events:

In January 2004, the Company awarded 50,000 shares of common stock at no cost to its new chief executive officer. Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period. During the restriction period, the shares will have voting rights and cash dividends applicable thereto, if declared, will be paid. At the date of the award, the fair market value of the Company's common stock was $35.70 per share. Accordingly, $1,785,000 will be recorded as unearned compensation in shareholders' equity as of the award date and subsequently amortized to compensation expense over four years using the straight-line method. In addition, the Company granted the new chief executive officer stock options to purchase 100,000 shares of common stock at an exercise price of $35.70 per share (the market price at the date of the grant). Options granted vest and become exercisable over a three-year period and expire ten years from the date of the grant.

On January 29, 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,166,000, after deducting estimated expenses.

On February 19, 2004, pursuant to the existing Form S-3 shelf registration, the Company issued $150,000,000 principal amount of senior unsecured notes. The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%. The Company received proceeds of approximately $146,650,000, after deducting estimated expenses.

Note U -- 2003 and 2002 Quarterly Results of Operations (Unaudited):

Results of Operations for
Quarter Ended (in thousands,
except per share amounts)              March 31,         June 30,         Sept. 30,         Dec. 31,
----------------------------------------------------------------------------------------------------------
2003
Shipping revenues                     $   126,885      $   126,249       $    90,079        $  110,907
Income from vessel operations              62,067           62,614            26,012            40,414
Gain/(loss) on disposal of
  vessels -- net                             (902)              44                14            (5,965)
Net income                            $    44,235      $    41,840       $    14,036        $   21,198
----------------------------------------------------------------------------------------------------------
Basic net income per share            $      1.28      $      1.21       $      0.40        $    0.61
Diluted net income per share          $      1.28      $      1.20       $      0.40        $    0.60
==========================================================================================================
2002
Shipping revenues                     $    73,495      $    70,745       $    68,955        $   84,088
Income from vessel operations               9,535            8,134             8,088            19,131
Gain/(loss) on disposal of
  vessels -- net                               --              688            (1,549)               --
Net income/(loss)                     $       744      $     3,670       $   (29,661)       $    7,627
----------------------------------------------------------------------------------------------------------
Basic and diluted net
   income/(loss) per share            $      0.02      $      0.11       $     (0.86)       $     0.22
==========================================================================================================

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders
Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, on July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."


                                                           /s/ Ernst & Young LLP

New York, New York
February 11, 2004, except for the
third paragraph of Note T, as to
which the date is February 19, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures were effective as of December 31, 2003 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See Item 14 below. Information with respect to executive officers of the Company is included at the end of Part I. The Company has adopted a code of ethics that applies to all of its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer, controller and any person performing similar functions) and employees. The Company makes its code of ethics available free of charge through its internet website, www.osg.com.

ITEM 11. EXECUTIVE COMPENSATION

      See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table provides information as of December 31, 2003 with respect to the Company's equity (stock) compensation plans, all of which have been approved by the Company's shareholders:

                                                                                           Number of securities
                                                                                         remaining available for
                                Number of securities to     Weighted-average exercise     future issuance under
                                be issued upon exercise       price of outstanding      equity compensation plans
                                of outstanding options,       options, warrants and       (excluding securities
        Plan Category             warrants and rights                rights              reflected in column (a))
                                          (a)                          (b)                          (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            316,130                      $15.96                      883,860
===================================================================================================================

      See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2004 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) The following consolidated financial statements of the Company are filed in response to Item 8.

                      Consolidated Balance Sheets at December 31, 2003 and 2002.

                      Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

                      Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

                      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.

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

      4(b)(3) Form of 8-3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(d)(4) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

      4(c) Credit Agreement dated December 12, 2001 among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4(d) to the registrant's Annual Report on Form 10-K for 2001 and incorporated herein by reference).

      4(d) Amendment dated January 22, 2002 to the Credit Agreement listed at Exhibit 4(c) (filed as Exhibit 4(e) to the registrant's Annual Report on Form 10-K for 2001 and incorporated herein by reference).

      4(e)(1) Indenture dated as of March 7, 2003 between the registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the registrant from time to time (filed as Exhibit 4(e)(1) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

      4(e)(2) Resolutions dated as of February 27, 2003 fixing the terms of a series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(e)(2) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

      4(e)(3) Form of 8.250% Senior Notes due March 15, 2013 of the registrant (filed as Exhibit 4(e)(3) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

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

      *10(iii)(a)     Basic Supplemental Executive Retirement Plan of the
                      registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(a) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).

      *10(iii)(b)     Supplemental Executive Retirement Plan Plus of the
                      registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(b) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).

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

      *10(iii)(i)     Agreement dated June 23, 2003 between the registrant and
                      an executive officer (filed as Exhibit 10(iii) to Amendment No. 1 to the Registration Statement on Form S-4 filed July 18, 2003 and incorporated herein by reference).

      *10(iii)(j)     1998 Stock Option Plan adopted for employees of the
                      registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

      *10(iii)(k)     Amendment to the 1998 Stock Option Plan adopted for
                      employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

      *10(iii)(l)     1999 Non-Employee Director Stock Option Plan of the
                      registrant (filed as Exhibit 10(e)(4) to the registrant's
                      Annual Report on Form 10-K for 1998 and incorporated herein by reference).

      *10(iii)(m)     Form of Amendment to the agreements listed as Exhibits
                      10(iii)(c) and 10(iii)(d) hereto (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

      *10(iii)(n)     Form of Amendment to the agreements listed as Exhibits
                      10(iii)(e), 10(iii)(f) and 10(iii)(h) hereto (filed as
                      Exhibit 10.2 to the registrant's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

      *10(iii)(o)     Form of Amendment to the agreements listed as Exhibits
                      10(iii)(c), 10(iii)(d), 10(iii)(e), 10(iii)(f) and
                      10(iii)(h) (filed as Exhibit 10 to the registrant's
                      Quarterly Report on Form 10-Q for the quarter ended June
                      30, 2002 and incorporated herein by reference).

      *10(iii)(p)     Amendment Number One effective as of January 1, 2003 to
                      the Basic Supplemental Executive Retirement Plan of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(r) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).

      *10(iii)(q)     Amendment Number One effective as of January 1, 2003 to
                      the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(s) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).

      * 10(iii)(r)**  Agreement dated December 12, 2003 with an executive officer.

      * 10(iii)(s)**  Agreement dated December 12, 2003 with an executive officer.

      * 10(iii)(t)**  Agreement dated December 12, 2003 with an executive officer.

      * 10(iii)(u)**  Agreement dated December 12, 2003 with an executive officer.

      * 10(iii)(v)**  Agreement dated January 19, 2004 with an executive officer.

      **12            Computation of Ratio of Earnings to Fixed Charges.

      **13 Such portions of the Annual Report to shareholders for 2003 as are expressly incorporated herein by reference.

      **21            List of subsidiaries of the registrant.

      **23            Consent of Independent Auditors of the registrant.

      **31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

      **31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

      **32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            During the quarter ended December 31, 2003, the registrant filed one Current Report on Form 8-K. The registrant disclosed under Item 12 of the Current Report, which was dated October 28, 2003, that it has issued a press release on October 28, 2003 with respect to the registrant's results for the quarter ended September 30, 2003.

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

Date: February 23, 2004

                                   OVERSEAS SHIPHOLDING GROUP, INC.


                                   By          /s/ Myles R. Itkin
                                       -------------------------------------
                                                  Myles R. Itkin
                                              Senior Vice President,
                                       Chief Financial Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of such persons appoints Morten Arntzen and Myles R. Itkin, and each of them, as his agents and attorneys-in-fact, in his name, place and stead in all capacities, to sign and file with the SEC any amendments to this report and any exhibits and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact or either of them may lawfully do or cause to be done by virtue of this power of attorney.

               Name                                       Date

/s/ Morten Arntzen                                  February 23, 2004
------------------------------------
Morten Arntzen, Principal
Executive Officer and Director

/s/ Myles R. Itkin                                  February 23, 2004
------------------------------------
Myles R. Itkin, Principal
Financial Officer and
Principal Accounting Officer

/s/ Alan R. Batkin                                  February 23, 2004
------------------------------------
Alan R. Batkin, Director

/s/ Thomas B. Coleman                               February 23, 2004
------------------------------------
Thomas B. Coleman, Director

/s/ Robert N. Cowen                                 February 23, 2004
------------------------------------
Robert N. Cowen, Director

/s/ Charles Fribourg                                February 23, 2004
------------------------------------
Charles Fribourg, Director

/s/ William L. Frost                                February 23, 2004
------------------------------------
William L. Frost, Director

/s/ Stanley Komaroff                                February 23, 2004
------------------------------------
Stanley Komaroff, Director

/s/ Solomon N. Merkin                               February 23, 2004
------------------------------------
Solomon N. Merkin, Director

               Name                                  Date

/s/ Joel I. Picket                                   February 23, 2004
------------------------------------
Joel I. Picket, Director

/s/ Ariel Recanati                                   February 23, 2004
------------------------------------
Ariel Recanati, Director

/s/ Oudi Recanati                                    February 23, 2004
------------------------------------
Oudi Recanati, Director

/s/ Michael J. Zimmerman                             February 23, 2004
------------------------------------
Michael J. Zimmerman, Director

                                  Exhibit Index

      (a)(1) The following consolidated financial statements of the Company are filed in response to Item 8.

                      Consolidated Balance Sheets at December 31, 2003 and 2002.

                      Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

                      Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

                      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.

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

      4(b)(3) Form of 8-3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(d)(3) to the registrant's Annual Report on Form 10-K for 1993 and incorporated herein by reference).

      4(c) Credit Agreement dated December 12, 2001 among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4(c) to the registrant's Annual Report on Form 10-K for 2001 and incorporated herein by reference).

      4(d) Amendment dated January 22, 2002 to the Credit Agreement listed at Exhibit 4(c) (filed as Exhibit 4(d) to the registrant's Annual Report on Form 10-K for 2001 and incorporated herein by reference).

      4(e)(1) Indenture dated as of March 7, 2003 between the registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the registrant from time to time (filed as Exhibit 4(e)(1) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

      4(e)(2) Resolutions dated as of February 27, 2003 fixing the terms of a series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(e)(2) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

      4(e)(3) Form of 8.250% Senior Notes due March 15, 2013 of the registrant (filed as Exhibit 4(e)(3) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

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

      *10(iii)(a)     Basic Supplemental Executive Retirement Plan of the
                      registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(a) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).

      *10(iii)(b)     Supplemental Executive Retirement Plan Plus of the
                      registrant, as amended and restated effective January 1, 2002 (filed as Exhibit 10(iii)(b) to the registrant's
                      Annual Report on Form 10-K for 2002 and incorporated herein by reference).

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

      *10(iii)(i)     Agreement dated June 23, 2003 between the registrant and
                      an executive officer (filed as Exhibit 10(iii) to the registrant's Amendment No. 1 to the Registration Statement on Form S-4 filed July 18, 2003 and incorporated herein by reference).

      *10(iii)(j)     1998 Stock Option Plan adopted for employees of the
                      registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

      *10(iii)(k)     Amendment to the 1998 Stock Option Plan adopted for
                      employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

      *10(iii)(l)     1999 Non-Employee Director Stock Option Plan of the
                      registrant (filed as Exhibit 10(e)(4) to the registrant's
                      Annual Report on Form 10-K for 1998 and incorporated herein by reference).

      *10(iii)(m)     Form of Amendment to the agreements listed as Exhibits
                      10(iii)(c) and 10(iii)(d) hereto (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

      *10(iii)(n)     Form of Amendment to the agreements listed as Exhibits
                      10(iii)(e), 10(iii)(f) and 10(iii)(h) hereto (filed as
                      Exhibit 10.2 to the registrant's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

      *10(iii)(o)     Form of Amendment to the agreements listed as Exhibits
                      10(iii)(c), 10(iii)(d), 10(iii)(e), 10(iii)(f) and
                      10(iii)(h) hereto (filed as exhibit 10 to the registrant's
                      Quarterly Report on Form 10-Q for the quarter ended June
                      30, 2002 and incorporated herein by reference).

      *10(iii)(p)     Amendment Number One effective as of January 1, 2003 to
                      the Basic Supplemental Executive Retirement Plan of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(r) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).

      *10(iii)(q)     Amendment Number One effective as of January 1, 2003 to
                      the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(s) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).

      * 10(iii)(r)**  Agreement dated December 12, 2003 with an executive officer.

      * 10(iii)(s)**  Agreement dated December 12, 2003 with an executive officer.

      * 10(iii)(t)**  Agreement dated December 12, 2003 with an executive officer.

      * 10(iii)(u)**  Agreement dated December 12, 2003 with an executive officer.

      * 10(iii)(v)**  Agreement dated January 19, 2004 with an executive officer.

      **12            Computation of Ratio of Earnings to Fixed Charges.

      **13 Such portions of the Annual Report to shareholders for 2003 as are expressly incorporated herein by reference.

      **21            List of subsidiaries of the registrant.

      **23            Consent of Independent Auditors of the registrant.

      **31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

      **31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

      **32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2) The Exhibits which have not previously been filed or listed or are being refiled are marked with two asterisks (**).