Form 10-Q
period 2004-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2004-05-06
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-2637623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

511 Fifth Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 953-4100
Registrant’s telephone number, including area code

No Change
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                        YES  ☒  NO  ☐

Indicate by check mark whether the registrant  is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒  NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares outstanding as of  May 3, 2004 –  39,329,919

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	MARCH 31, 2004	DECEMBER 31, 2003
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$360,043	$74,003
Voyage receivables, including unbilled of $70,414 and $45,877	81,094	51,990
Other receivables	8,221	7,634
Inventories and prepaid expenses	15,370	7,796
Total Current Assets	464,728	141,423

Capital Construction Fund – Note G	254,494	247,433
Vessels, at cost, less accumulated depreciation of $457,883 and $439,495 – Note I	1,512,243	1,336,824
Vessels under Capital Leases, less accumulated amortization of $51,264 and $50,372	27,057	27,949
Investments in Joint Ventures – Note F	14,572	183,831
Other Assets	64,636	63,226
Total Assets	$2,337,730	$2,000,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and sundry liabilities and accrued expenses	$33,308	$49,801
Federal income taxes	24,053	13,172
Short-term debt and current installments of long-term debt – Note I	31,646	31,318
Current obligations under capital leases	4,144	3,917
Total Current Liabilities	93,151	98,208

Long-term Debt – Note I	876,192	739,733
Obligations under Capital Leases	46,618	47,855
Deferred Federal Income Taxes ($162,932 and $151,304), Deferred Credits and Other Liabilities – Notes H and J	217,818	197,815

Shareholders’ Equity – Notes H, J, K and L	1,103,951	917,075
Total Liabilities and Shareholders’ Equity	$2,337,730	$2,000,686

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003
Shipping Revenues – Note C:
Time and bareboat charter revenues, including vessels operating in pools and $5,766 and $7,013 received from a 37.5% owned joint venture	$174,106	$110,855
Voyage charter revenues	20,025	16,030
	194,131	126,885
Voyage Expenses	(5,149)	(5,755)
Time Charter Equivalent Revenues	188,982	121,130
Ship Operating Expenses:
Vessel expenses	24,863	20,758
Time and bareboat charter hire expenses, including $1,402 in 2003 paid to a 50% owned joint venture	8,247	6,812
Depreciation and amortization	24,210	20,820
General and administrative	13,794	10,673
Total Ship Operating Expenses	71,114	59,063

Income from Vessel Operations	117,868	62,067
Equity in Income of Joint Ventures – Note E	3,980	12,015
Operating Income	121,848	74,082
Other Income/(Expense) – Note O	10,355	(686)
	132,203	73,396

Interest Expense	17,515	13,150

Income before Federal Income Taxes	114,688	60,246
Provision for Federal Income Taxes – Note J	38,500	16,011
Net Income	$76,188	$44,235

Weighted Average Number of Common Shares Outstanding – Note K:
Basic	38,359,890	34,456,688
Diluted	38,440,020	34,676,905

Per Share Amounts
Basic net income	$1.99	$1.28
Diluted net income	$1.98	$1.28
Cash dividends declared	$0.175	$0.15

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003

Net cash provided by operating activities	$79,791	$62,429

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities	—	17,346
Expenditures for vessels, including $9,211 and $15,584 related to vessels under construction	(9,397)	(15,627)
Proceeds from disposal of vessels	5,886	10,216
Acquisition of interests in joint ventures that own three VLCCs	(2,292)	—
Investments in and advances to joint ventures	(34,447)	(1,110)
Distributions from joint ventures	—	6,612
Other – net	3,455	(368)
Net cash provided by/(used in) investing activities	(36,795)	17,069

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	115,503	—
Issuance of long-term debt, net of issuance costs	146,704	194,877
Payments on debt and obligations under capital leases	(14,226)	(274,038)
Cash dividends paid	(6,869)	(5,168)
Issuance of common stock upon exercise of stock options	1,997	295
Other – net	(65)	336
Net cash provided by/(used in) financing activities	243,044	(83,698)

Net increase/(decrease) in cash and cash equivalents	286,040	(4,200)
Cash and cash equivalents at beginning of period	74,003	36,944
Cash and cash equivalents at end of period	$360,043	$32,744

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock*	Paid-in Additional Capital	Retained Earnings	Unearned Compensation Restricted Stock			Accumulated Other Comprehensive Income/(Loss)**	Total
					Treasury Stock
					Shares	Amount
Balance at January 1, 2004	$39,591	$108,549	$829,824	$—	3,685,326	$(48,454)	$(12,435)	$917,075
Net Income			76,188					76,188
Net Unrealized Holding Gains on Available-For-Sale Securities							1,634	1,634
Effect of Derivative Instruments							(2,276)	(2,276)
Comprehensive Income								75,546
Cash Dividends Declared			(6,869)					(6,869)
Issuance of Common Stock	1,200	87,289			(2,000,000)	27,014		115,503
Issuance of Restricted Stock Award – Note K		1,148		(1,785)	(50,000)	637		—
Amortization of Restricted Stock Award				89				89
Options Exercised and Employee Stock Purchase Plan		183			(133,485)	1,814		1,997
Tax Benefit Related to Options Exercised		610						610
Balance at March 31, 2004	$40,791	$197,779	$899,143	$(1,696)	1,501,841	$(18,989)	$(13,077)	$1,103,951

Balance at January 1, 2003	$39,591	$106,154	$731,201	$—	5,139,684	$(70,270)	$(22,527)	$784,149
Net Income			44,235					44,235
Net Unrealized Holding Gains on Available-For-Sale Securities							2,290	2,290
Effect of Derivative Instruments							(668)	(668)
Comprehensive Income								45,857
Cash Dividends Declared			(5,168)					(5,168)
Deferred Compensation Related to Options Granted		226						226
Options Exercised and Employee Stock Purchase Plan		(7)			(20,106)	302		295
Tax Benefit Related to Options Exercised		8						8
Balance at March 31, 2003	$39,591	$106,381	$770,268	$—	5,119,578	$(69,968)	$(20,905)	$825,367

*                 Par value $1 per share; 60,000,000 shares authorized; and 40,790,759 and 39,590,759 shares issued at March 31, 2004 and December 31, 2003, respectively.

**          Amounts are net of tax.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A – Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The condensed consolidated statement of operations for the three months ended March 31, 2003 has been reclassified to conform to the 2004 presentation of certain items.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note B – Significant Accounting Policy:

Stock-based compensation - As of March 31, 2004, the Company had one stock-based employee compensation plan and one non-employee director plan.  The Company accounts for those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock.  The following table presents the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), to stock-based compensation.

	IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
Net income, as reported	$76,188	$44,235
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(68)	(69)
Pro forma net income	$76,120	$44,166
Per share amounts:
Basic – as reported	$1.99	$1.28
Basic – pro forma	$1.98	$1.28
Diluted – as reported	$1.98	$1.28
Diluted – pro forma	$1.98	$1.27

Newly issued accounting standards - On December 8, 2003, the President of the U.S. signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In accordance with Financial Accounting Standards Board Staff Position 106-1, the accrued benefit obligation at March 31, 2004 and December 31, 2003 and the net periodic postretirement benefit cost for the three months ended March 31, 2004 and 2003 that are included in the condensed consolidated financial statements do not reflect the effects of the Act on the Company’s postretirement health care plan.  Specific authoritative guidance on the accounting for the federal subsidy is pending and such guidance could require the Company to change previously reported information. The Company has not completed its evaluation of the impact of the Act on such plan.

Note C – Change in Accounting Principle:

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities.  This represents a significant change from the existing rules, which required consolidation by the entity with voting control; and, according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance sheet financing.  On July 1, 2003, the Company consolidated the special purpose entity (“Alaskan Equity Trust”) that now owns these vessels and holds the associated bank debt used to purchase them. The vessels were recorded in the condensed consolidated balance sheet based on their carryover bases, that is, as if FIN 46 had been effective at the time of the 1999 sale-leaseback.  The special purpose entity’s debt of $28,422,000 as of March 31, 2004 is secured by the vessels but is otherwise nonrecourse to OSG.  In addition, OSG did not issue any repayment or residual-value guaranties.  Therefore, OSG is not exposed to any loss as a result of its involvement with Alaskan Equity Trust.  The cumulative effect of this change in accounting principle on the Company’s consolidated balance sheet as of July 1, 2003 was to increase total assets by $25,079,000 (principally to reflect the reconsolidation of the vessels), to increase liabilities by $26,753,000 (principally to reflect debt of Alaskan Equity Trust of $45,034,000 partially offset by the elimination of the unamortized balance of the deferred gain on the 1999 sale-leaseback of $21,141,000) and to reduce shareholders’ equity by $1,674,000 (to reflect the fair value of Alaskan Equity Trust’s floating-to-fixed interest rate swaps included in accumulated other comprehensive income/(loss)). The cumulative effect of such accounting change on net income was insignificant.

Note D – Segment Reporting:

The Company has four reportable segments:  Foreign Flag VLCCs, Aframaxes, and Product Carriers, which participate in the international market, and U.S. Flag Crude Tankers, which participate in the U.S. Flag trades.  Information about the Company’s reportable segments as of and for the three month periods ended March 31, 2004 and 2003 follows:

	Foreign Flag			U.S. Flag
			Product	Crude Tankers	All other	Totals
	VLCCs	Aframaxes	Carriers
Three months ended March 31, 2004:
Shipping revenues *	$109,747	$41,485	$11,156	$5,766	$25,977	$194,131
Time charter equivalent revenues	108,894	41,642	9,374	5,766	23,306	188,982
Depreciation and amortization	11,585	6,196	1,888	1,468	3,073	24,210
Income from vessel operations	84,050	28,943	4,452	4,282	9,935	131,662	**
Equity in income of joint ventures	1,607	1,057	—	1,316	—	3,980
Gain on disposal of vessels	—	—	(8)	2,903	(32)	2,863
Total assets at March 31, 2004	1,016,294	488,828	64,652	16,559	79,459	1,665,792
Three months ended March 31, 2003:
Shipping revenues *	55,865	31,801	14,634	7,013	17,572	126,885
Time charter equivalent revenues	55,636	31,748	10,816	7,013	15,917	121,130
Depreciation and amortization	8,075	5,501	2,398	—	4,846	20,820
Income from vessel operations	39,045	21,198	4,973	3,427	4,097	72,740	**
Equity in income of joint ventures	9,735	1,041	—	1,179	60	12,015
Loss on disposal of vessels	—	—	(902)	—	—	(902)
Total assets at March 31, 2003	918,553	484,302	78,023	3,782	168,013	1,652,673

*                 For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

**          Segment totals for income from vessel operations are before general and administrative expenses.

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	IN THOUSANDS AS OF
	MARCH 31, 2004	MARCH 31, 2003
Total assets of all segments	$1,665,792	$1,652,673
Corporate cash and securities, including Capital Construction Fund	614,537	277,272
Other unallocated amounts	57,401	89,601
Consolidated total assets	$2,337,730	$2,019,546

Note E – Assets and Liabilities of Foreign Subsidiaries:

A condensed summary of the combined assets and liabilities of the Company’s foreign subsidiaries, whose operations are principally conducted in U.S. dollars, follows:

	IN THOUSANDS AS OF
	MARCH 31, 2004	DECEMBER 31, 2003
Current assets	$234,739	$108,641
Vessels, net	1,455,306	1,274,370
Other assets	—	154,744
Total assets	$1,690,045	$1,537,755

Current installments of long-term debt	$14,315	$14,284
Other current liabilities	20,456	13,555
Total current liabilities	34,771	27,839
Long-term debt, deferred credits and other liabilities, including intercompany debt of $4,000	244,222	247,546
Equity	1,411,052	1,262,370
Total liabilities and equity	$1,690,045	$1,537,755

Note F – Joint Ventures and Certain Pooling Arrangements:

As of March 31, 2004, the Company is a partner in joint ventures that own two foreign flag vessels (one VLCC and one Aframax).

A condensed summary of the results of operations of joint ventures follows:

	IN THOUSANDS FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
Time charter equivalent revenues	$51,473	$89,945
Ship operating expenses	40,245	55,944
Income from vessel operations	11,228	34,001
Other income	—	104
Interest expense*	(574)	(7,392)
Net income	$10,654	$26,713

*           Includes interest on subordinated loans payable to the joint venture partners of $55 (three months ended March 31, 2004) and $4,704 (three months ended March 31, 2003).  The Company’s share of such interest is eliminated in recording the results of the joint ventures by the equity method.

As of March 31, 2004, the two joint ventures in which the Company had interests of 30% and 50% had bank debt of $20,596,000.  The Company’s guaranties in connection with the joint ventures’ bank financing, which are otherwise nonrecourse to the joint venture partners, aggregated $1,800,000 at March 31, 2004.  These guaranties remain outstanding until the related debt matures in March 2005.

Through April 2003, the Company had a 50% interest in a joint venture with a major oil company that owned two VLCCs that were operating on long-term charters, one to OSG (which vessel has been time chartered to the major oil company) and one to such major oil company.  In April 2003, OSG effectively acquired its partner’s 50% interest in the joint venture, resulting in such vessels becoming 100% owned.  Accordingly, the results of these two vessels are included in the condensed consolidated statements of operations from the effective date of the transaction.  The acquisition was accomplished through the joint venture’s redemption of our partner’s shares in exchange for one of the venture’s two vessel owning subsidiaries, followed by our purchase from the partner of such vessel for $56,500,000.

The Company completed transactions effective July 1, 2003 with its partners to restructure the relative ownership interests in five joint-venture companies, each of which owned a VLCC.  These transactions increased OSG’s overall joint-venture interest by the equivalent of one third of a vessel.  In one transaction, the Company, jointly with one partner, acquired the remaining partner’s 33.33% interest in the joint venture companies owning the Ariake and Sakura I for cash of approximately $20,000,000, thereby increasing the Company’s share in such joint ventures to 49.889%.  In a second transaction, the Company exchanged its 33.33% interest in the Ichiban with one partner for a portion of that partner’s interest in the Tanabe and Hakata, thereby increasing the Company’s interest in these joint ventures to 49.889%.

In late-February 2004, the Company completed a transaction with its partner covering six joint-venture companies (including the vessel companies in the above paragraph), each of which owned a VLCC.  This transaction provided for an exchange of joint-venture interests and cash of approximately $2,300,000 paid by the Company and resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe, and the joint venture partner owning 100% of the Edinburgh, Ariake and Hakata.  The results of the Dundee, Sakura I and Tanabe are included in the VLCC segment from the effective date of transaction.  In connection with the above transaction, the Company advanced $34,447,000, representing its share of the amounts required to repay the combined bank debt of such joint ventures.

The Company’s two Foreign Flag Dry Bulk Carriers were withdrawn from a pool of Capesize Dry Bulk Carriers in February 2004, upon commencement of three-year time charters.

Note G – Capital Construction Fund:

Based on a number of factors, including the magnitude of the drop in market values below the Company’s cost bases and the length of time that the declines had been sustained, management concluded that declines in fair value of certain securities with aggregate cost bases of $16,187,000 as of March 31, 2003 were other than temporary.  Accordingly, during the first quarter of 2003, the Company recorded impairment losses aggregating $4,756,000 in the accompanying condensed consolidated statement of operations.

During the first three months of 2003, the Company sold certain of the securities for which write-downs aggregating $11,634,000 had previously been recorded.  These sales resulted in the recognition of gains of $4,071,000 (see Note O).

Note H – Derivatives:

As of March 31, 2004, the Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $422,000,000 pursuant to which it pays fixed rates ranging from 4.6% to 8.3% and receives floating rates based on LIBOR (approximately 1.1% as of  March 31, 2004).  These agreements contain no leverage features and have various maturity dates ranging from July 2005 to August 2014.  As of March 31, 2004, the Company has recorded a liability of $28,847,000 related to the fair values of these swaps in other liabilities.

Shipping revenues for the three months ended March 31, 2004 have been reduced by $144,000 because of forward freight agreements with a remaining notional value of $1,800,000 that extend to December 2004. Other forward freight agreements, which were entered into in the first quarter of 2004, with a notional value of $6,078,000 that also extend to December 2004 meet the 80% effectiveness threshold required by FAS 133 and, therefore, are being accounted for as cash flow hedges. The net fair value of all of these agreements, an asset of $225,000, was reflected in other liabilities as of March 31, 2004.

Note I – Debt:

In February 2004, the Company issued $150,000,000 principal amount of senior unsecured notes pursuant to a Form S-3 shelf registration filed on January 13, 2004.  The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%.  The Company received proceeds of approximately $146,704,000, after deducting estimated expenses.

As of March 31, 2004, the Company had unsecured long-term credit facilities aggregating $680,000,000, of which $470,000,000 was unused.  In addition, the Company has a $45,000,000 unsecured short-term credit facility expiring in August 2004.  As of March 31, 2004, letters of credit aggregating $25,500,000 had been issued under such facility, reducing credit availability to $19,500,000.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

As of March 31, 2004, approximately 22.8% of the net book amount of the Company’s vessels, representing seven foreign flag tankers and three U.S. Flag Crude Tankers, is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $20,971,000 (three months ended March 31, 2004) and $11,801,000 (three months ended March 31, 2003).

Note J – Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax.  Prior to 1987, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.  Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $117,519,000 (three months ended March 31, 2004) and $71,042,000 (three months ended March 31, 2003), before any U.S. income tax effect. No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at March 31, 2004 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986.  No provision for U.S. income taxes on the Company’s share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of March 31, 2004, because it is intended that such undistributed earnings ($28,700,000 at March 31, 2004) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximates $10,100,000.

The components of the provision for federal income taxes follow:

	IN THOUSANDS FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
Current	$26,500	$8,919
Deferred	12,000	7,092
	$38,500	$16,011

During 2002, the Company established a valuation allowance against the deferred tax asset resulting from the write-down of certain marketable securities.  The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future.  During the three months ended March 31, 2004, the Company reduced the valuation allowance by $650,000 to $284,000, reflecting capital gains recognized during the three months ended March 31, 2004.  During the three months ended March 31, 2003, the Company reduced the valuation allowance by $2,261,000 based on increases in the fair value of securities written down in 2002.  These reductions in the valuation allowance were recorded as  reductions in the provisions for federal income taxes in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003.

Actual federal income taxes paid during the three months ended March 31, 2004 amounted to $15,000,000, all of which related to 2003.  There were no payments of federal income taxes during the three months ended March 31, 2003.

Note K – Capital Stock and Stock Compensation:

In January 2004, the Company awarded 50,000 shares of common stock at no cost to its new chief executive officer.  Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period.  During the restriction period, the shares will have voting rights and cash dividends will be paid if declared.  At the date of the award, the fair market value of the Company’s common stock was $35.70 per share.  Accordingly, $1,785,000 was recorded as unearned compensation in shareholders’ equity as of the award date.  Such amount is being amortized to compensation expense over four years using the straight-line method. Compensation expense related thereto for the three months ended March 31, 2004 was $89,000.

In January 2004, options covering 100,000 shares were granted to the new chief executive officer at $35.70 per share (the market price at the date of grant) under the Company’s 1998 stock option plan. Options granted vest and become exercisable over a three-year period and expire ten years from the date of grant.  The Company follows APB 25 and related interpretations in accounting for its stock options.  For purposes of determining compensation cost for the Company’s stock option plans using the fair value method of FAS 123, the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model.  The grant-date fair value of options granted in 2004 was $12.69 per share.

Diluted net income per share gives effect to stock options.

Note L – Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the accompanying condensed balance sheets follow:

	IN THOUSANDS AS OF
	MARCH 31, 2004	DECEMBER 31, 2003
Unrealized gains on available-for-sale securities	$8,208	$6,574
Unrealized losses on derivative instruments	(18,510)	(16,234)
Minimum pension liability	(2,775)	(2,775)
	$(13,077)	$(12,435)

Note M – Leases:

During the first quarter of 2004, the Company entered into charter-in arrangements with other pool members covering eight vessels (six VLCCs and two Aframaxes), which leases are, or will upon the vessels deliveries be, classified as operating leases, as follows:

•                  a 40% participation interest in the five-year time charters of two newbuilding VLCCs, which will  commence upon their delivery from shipyards in late 2004 and 2005.  These charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters;

•                  a 50% participation interest in the three-year time charters of two VLCCs (one built  in 1995 and the other in 1996), which will commence in the second quarter of 2004.  These charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters.

•                  a 30% participation interest in the two-year time charter of a 2003-built VLCC;

•                  a 15% participation interest in the five-year time charter of a 2000-built VLCC; and

•                  a 50% participation interest in the five-year time charters of two 1998-built Aframaxes.

All of the above vessels are, or will be, commercially managed by pools in which the Company participates.  The Company’s share of the future minimum commitments for the above charter-in obligations as of March 31, 2004 are $17,740,000 (the balance of 2004), $28,723,000 (2005), $27,599,000 (2006), $19,449,000 (2007), $16,071,000 (2008) and $10,042,000 thereafter.

Note N – Pension and Other Postretirement Benefit Plans:

The components of the net periodic benefit cost for the Company’s domestic plans follow:

	IN THOUSANDS FOR THE THREE MONTHS ENDED MARCH 31,
	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Cost of benefits earned	$383	$335	$24	$12
Interest cost on benefit obligation	508	757	74	59
Expected return on plan assets	(578)	(493)	—	—
Amortization of prior-service costs	268	282	(38)	(38)
Amortization of transition obligation	—	—	5	5
Recognized net actuarial loss/(gain)	35	153	10	(1)
Net periodic benefit cost	616	1,034	75	37
Loss on settlement	4,077	—	—	—
Net periodic benefit cost after settlement	$4,693	$1,034	$75	$37

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expects to contribute between $250,000 and $2,000,000 to its qualified defined benefit pension plan in 2004, or prior to the filing of the Company’s federal income tax return for 2004.  As of March 31, 2004, no such contributions were required or made.

Note O – Other Income/(Expense):

Other income/(expense) consists of:

	IN THOUSANDS FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
Investment income:
Interest and dividends	$1,759	$1,473
Realized gain on sale of securities – net	5,795	3,424
Write-down of marketable securities – see Note F	—	(4,756)
	7,554	141
Gain/(loss) on sale of vessels	2,863	(902)
Miscellaneous – net	(62)	75
	$10,355	$(686)

Note P – Agreement with a Former Executive Officer:

The Company entered into an agreement dated June 23, 2003 in connection with the retirement, effective December 31, 2003, of the Company’s former chief executive officer.  The agreement provided, among other matters, for a payment of $1,200,000 to be made to the former chief executive officer in January 2004. Accordingly, the Company recognized this $1,200,000 expense in 2003.  The agreement also provided for the payment of the former chief executive officer’s unfunded, nonqualified pension plan obligation in January 2004, at which time the Company recognized, as a charge to earnings, a settlement loss of $4,077,000 in accordance with the provisions of Statement of Financial Accounting Standards No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Note Q – Legal Matters:

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s Foreign Flag Product Carrier, the Uranus, and the Company’s handling of waste oils.  On February 27, 2004, the U.S. Department of Justice served a second related subpoena requesting documents concerning the Uranus and other vessels in the Company’s fleet. Several crew members have appeared as witnesses before the grand jury.  The Company is cooperating with the  investigation.

In accordance with Statement of Financial Accounting Standards No. 5, “Contingent Liabilities,” the Company assessed the likelihood of incurring any liability as a result of the investigation. The  investigation is preliminary and no charges against the Company have been filed. Accordingly, no loss accrual has been recorded.

The Company has incurred costs of approximately $665,000 during the three months ended March 31, 2004 in connection with the above investigation.  Such costs have been included in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2004.

Note R – Subsequent Events:

In April 2004, the Company acquired two U.S. Flag Product Carriers, built in 1982 and 1983, for cash of $40,500,000.  These vessels are currently operating on bareboat charters that extend to December 2009 and provide options for earlier terminations and extensions.

In April 2004, the Company announced that it had formed a joint venture with its Tankers pool partner to acquire four 442,000 dwt Ultra Large Crude Carriers (“ULCCs”), three built in 2002 and one built in 2003.  The joint venture expects to take delivery of these ULCCs by mid 2004, subject to satisfaction of customary closing conditions. OSG will have a 49.9% interest in this joint venture.  Such acquisitions will be financed by the joint venture through long-term bank loans, subordinated partner loans and capital contributions.  The Company anticipates that its share of the subordinated partner loans and capital contributions for the purchase of the vessels and the provision of working capital, aggregating approximately $100,000,000, will be funded from cash.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world.  The Company’s operating fleet consists of 53 vessels aggregating 8.9 million deadweight tons (“dwt”), including two vessels that are owned by joint ventures in which the Company has an average interest of 40%, and ten vessels that have been chartered in under operating leases. Three of the chartered-in vessels are VLCCs in which the Company has an average participation interest of 28% and two are Aframaxes in which the Company has a 50% participation interest.  In addition, the Company has an average participation interest of 45% in the time charter-in of four VLCCs, which are scheduled to commence over the next 18 months.

Operations:

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate.  Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenue are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported.  The demand for oil shipments is significantly affected by the state of the global economy and the level of OPEC’s exports.  The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapping.  The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time charter).  Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on time charter equivalent (“TCE”) revenues.  Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Set forth in the tables below are daily TCE rates that prevailed in markets in which the Company’s vessels operated for the periods indicated.  In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages and the portion of revenue generated from long-term charters.  It is important to note that the spot market is quoted in Worldscale rates.  The conversion of Worldscale rates to the following TCE rates requires the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage.

Foreign Flag VLCC Segment

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Q1-2004	Q1-2003
Average	$75,200	$68,000
High	$112,400	$96,100
Low	$39,000	$31,100

The improvement in VLCC spot freight rates that started in the fourth quarter of 2003, continued into the first quarter of 2004.  Rates for VLCCs trading out of the Arabian Gulf averaged $75,200 per day, 32% higher than the average for the previous quarter and 11% higher than the average for the first quarter of 2003.  The volatility in VLCC rates experienced in 2003 continued into 2004 as VLCC rates peaked at $112,400 per day in early February before dropping to $39,000 per day in late March.  Rates recovered to end March at levels exceeding $55,000 per day.

This improvement in rates was primarily due to two factors.  The first factor was that world oil demand, as estimated by the International Energy Agency (“IEA”), continued to be strong, averaging 80.3 million barrels per day (“b/d”) in the first quarter of 2004.  Although down from levels in the fourth quarter of 2003, demand was 1.4 million b/d higher than in the first quarter of 2003.   Asian crude oil demand continued its robust growth expanding by 1.4% from the fourth quarter and 4.0% from the first quarter of 2003.  China remained the primary growth engine as China’s oil demand reached a record high, exceeding the first quarter of 2003 by 17.9%.  India, also undergoing rapid industrialization, saw first quarter oil demand rise by 4.7% from the first quarter of 2003.  The second factor behind the rate improvement was continued high levels of oil production in key VLCC loading areas.  Producers in both the Middle East and West Africa increased production by 1.1% and 2.7%, respectively, compared with fourth quarter levels, despite OPEC production quotas being cut by 3.5% effective November 1, 2003. Quota compliance has been weak since November with OPEC Middle East production exceeding quotas by an average of 1.5 million barrels per day (“b/d”) and Nigeria exceeding its quota by a further 0.3 million b/d.  As a result, VLCC spot liftings increased by close to 12% during the first quarter of 2004 compared with the preceding quarter.  VLCCs also continued to benefit from the virtual absence of Iraqi crude oil exports through the Ceyhan pipeline to the Mediterranean, which increased ton-mile demand.  For much of the quarter, crude oil exports from the Former Soviet Union (“FSU”) were constrained by Black Sea loading delays and congestion in the Bosporus Straits.  This effectively restricted the number of Suezmaxes available to compete for cargoes from West Africa and the Middle East.

The world VLCC fleet grew marginally to 435 vessels (126.3 million dwt) at March 31, 2004 from 433 vessels (126.1 million dwt) at the start of 2004.  Newbuilding orders placed during the first quarter of 2004 increased to 15 vessels (4.5 million dwt) compared with 12 vessels (3.6 million dwt) in the fourth quarter of 2003.  As a result, the orderbook expanded to 83 vessels (25.2 million dwt) at March 31, 2004, equivalent to 19.9%, based on deadweight tons, of the existing VLCC fleet.

Foreign Flag Aframax Segment

	Spot Market TCE Rates Aframaxes in the Caribbean
	Q1-2004	Q1-2003
Average	$46,800	$41,200
High	$75,000	$67,000
Low	$15,000	$11,000

During the first quarter of 2004, rates for Aframaxes operating in the Caribbean trades averaged $46,800 per day, 35% higher than the average for the previous quarter and 14% higher than the average for the first quarter of 2003.  Total non-OPEC production for the first quarter of 2004 was estimated at 50.1 million b/d, 0.4% higher than the previous quarter and 2.9% higher than the first quarter of 2003.  This incremental growth was led by the FSU.  Exports from the FSU in the first quarter of 2004 were estimated at 10.8 million b/d, 1.0% above the previous quarter and 9.6% above the first quarter of 2003.  Seaborne oil exports climbed to 5.9 million b/d in the first quarter, 10.8% higher than the previous quarter and 23.8% higher than the first quarter of 2003.  Baltic Sea exports increased sharply in the first quarter of 2004 as the second stage of the Baltic Pipeline System feeding Primorsk was completed in mid February, ahead of schedule.

The increase in rates in the first quarter of 2004 for Aframaxes was significantly affected by delays experienced by vessels transiting between the Black Sea and the Mediterranean through the Bosporus Straits.  A Turkish ban on nighttime transits of the Bosporus Straits resulted in severe bottlenecks for vessels entering and exiting the Black Sea.  At the peak of the congestion in January, transit delays of over twenty days were reported.  This reduced the availability of Aframax tonnage in the Mediterranean, pushing rates higher and prompting owners to ballast to the Mediterranean from other regions, such as the Caribbean.  To circumvent export disruptions on its Black Sea routes, the FSU expanded export capabilities at its Primorsk terminal and began to reroute exports through the Baltic Sea.  By March, congestion eased on the Black Sea routes.  The resulting increase in Aframax tonnage available for trading negatively impacted freight rates at the same time that exporters accelerated oil shipments.  While it is unclear to what extent political unrest in Venezuela affected production, output still slowed by 0.9% from the fourth quarter of 2003, compounding downward pressure on rates.

The world Aframax fleet increased to 614 vessels (60.8 million dwt) at March 31 2004 from 601 vessels (59.2 million dwt) at the start of 2004, as Aframax deliveries from shipyards exceeded deletions.  Newbuilding orders remained high during the first quarter of 2004 at 21 vessels (2.3 million dwt) compared with 22 vessels (2.4 million dwt) during the fourth quarter of 2003. Newbuilding orders were, however, offset by deliveries and as a result the orderbook decreased marginally to 153 vessels (16.6 million dwt) at March 31, 2004, equivalent to 27.2%, based on deadweight tons, of the existing Aframax fleet.

Foreign Flag Product Carrier Segment

	Spot Market TCE Rates Panamaxes in the Pacific and Bostonmaxes in the Caribbean
	Q1-2004	Q1-2003
Panamax Average	$25,200	$22,800
Panamax High	$33,000	$27,000
Panamax Low	$17,500	$20,000

Bostonmax Average	$29,200	$17,400
Bostonmax High	$34,500	$24,900
Bostonmax Low	$18,900	$13,800

Rates for Panamax Product Carriers operating in the Pacific region averaged $25,200 per day in the first quarter of 2004, 78% higher than the average for the previous quarter and 11% above the average for the first quarter of 2003.  In January, the four-day outage of an Algerian refinery due to an explosion and the temporary shutdown of the Suez Canal due to severe weather led to serious shipping delays and congestion.  The resulting reduced availability of quality tonnage in loading areas and a seasonal surge in gas oil shipments supported rates into February.  Chinese gas oil imports reached a three-year high during the quarter as manufacturers increased their reliance on back-up generators to protect against the possibility of power shortages.  China’s economic expansion has also indirectly boosted product trades in the surrounding non-OECD Asia region.  Tempering the strong demand, inland deliveries of products in Japan and Korea slowed somewhat in the first two months of 2004, reflecting mild winter weather and greater availability of alternative fuel sources, such as LNG, coal and, particularly, nuclear power, as more idled plants returned to operation.

Rates for Bostonmax Product Carriers operating in the Caribbean trades averaged $29,200 per day, 61% higher than the average for the previous quarter and 68% above the average for the corresponding quarter in 2003.  U.S. imports of refined oil products in the first quarter of 2004 ran at high levels, supported by unusually frigid weather, which led to sharply higher use of residual fuel oil for heating.  Additionally, the strength in the U.S. economy in the first quarter of 2004 supported counter-seasonal growth in demand for transportation fuels (gasoline and diesel) despite high pump prices.

The world Panamax Product Carrier fleet rose to 282 vessels (18.4 million dwt) at March 31, 2004 from 273 vessels (17.7 million dwt) at the start of 2004. The placing of Panamax newbuilding orders, which continued at high levels, reached 30 vessels (2.0 million dwt) during the first quarter of 2004 compared with 29 vessels (2.0 million dwt) in the fourth quarter of 2003.  The orderbook at March 31, 2004 rose to 158 vessels (10.7 million dwt), equivalent to 58.2%, based on deadweight tons, of the existing Panamax fleet.

The world Handysize Product Carrier fleet (which includes Bostonmax Product Carriers) also expanded during the first quarter of 2004 to 497 vessels (20.2 million dwt) at March 31, 2004 from 491 vessels (19.9 million dwt) at the start of 2004.  The placing of newbuilding orders, however, slowed during the first quarter of 2004 to nine vessels (0.4 million dwt) from 31 vessels (1.4 million dwt) during the last quarter of 2003. As a result, the orderbook declined to 166 vessels (7.6 million dwt) at March 31, 2004, equivalent to 37.8%, based on deadweight tons, of the existing Handysize fleet.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management.  For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Market Value of Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), the Company’s holdings in marketable securities are classified as available for sale and, therefore, are carried on the balance sheet at fair value (as determined by using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income/(loss) until the investments are sold.  Accordingly, these changes in value are not reflected in the Company’s statements of operations.  If, however, pursuant to the provisions of FAS 115 and Staff Accounting Bulletin No. 59, the Company determines that a material decline in the fair value below the Company’s cost basis is other than temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made.  As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis.

As of March 31, 2004, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $43,705,000  and an aggregate fair value of $54,204,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of March 31, 2004 were $692,000.  None of the securities with unrealized losses as of March 31, 2004 had a fair value that had been materially below its carrying value for more than six months.

Income from Vessel Operations:

During the first quarter of 2004, TCE revenues increased by $67,852,000, or 56%, to $188,982,000 from $121,130,000 in the first quarter of 2003, resulting from an increase in average daily TCE rates for vessels operating in the spot market and a 416 day increase in revenue days. During the first quarter of 2004, approximately 87% of the Company’s TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 82% in the first quarter of 2003.  In the first quarter of 2004, approximately 13% of TCE revenues were generated from long-term charters compared with 18% in the first quarter of 2003.

The reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the first quarter of 2004, income from vessel operations increased by $55,801,000, or 90%, to $117,868,000 from $62,067,000 in the first quarter of 2003. The improvement resulted from an increase in revenues for VLCCs and Aframaxes and in average daily TCE rates for all of the Company’s Foreign Flag segments (see Note D to the condensed financial statements for additional information on the Company’s segments).

	THREE MONTHS ENDED MARCH 31,
VLCC Segment	2004	2003
TCE revenues (in thousands)	$108,894	$55,636
Vessel expenses (in thousands)	(9,031)	(5,586)
Time and bareboat charter hire expenses (in thousands)	(4,228)	(2,930)
Depreciation and amortization (in thousands)	(11,585)	(8,075)
Income from vessel operations (in thousands)(a)	$84,050	$39,045
Average daily TCE rate	$74,280	$52,968
Average number of vessels (b)	14.7	10.4
Average number of vessels chartered in under operating leases	1.5	1.4
Number of revenue days(c)	1,466	1,050
Number of ship-operating days(d)	1,472	1,065

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

During the first quarter of 2004, TCE revenues for the VLCC segment increased by $53,258,000, or 96%, to $108,894,000 from $55,636,000 in the first quarter of 2003.  This improvement in TCE revenues resulted from an increase of $21,312 per day in the average daily TCE rate earned and an increase in the number of revenue days. All but one of the vessels in the VLCC segment participate in the Tankers pool.  Revenue days increased by 416 principally for the following reasons:

•                  the delivery of one newbuilding in mid-February 2003;

•                  the purchase of the Meridian Lion, previously held by a 50% owned joint venture, in April 2003; and

•                  the late-February 2004 exchange of joint venture interests (see Note F to the condensed financial statements), which resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe and the inclusion of such vessels in the VLCC segment from the effective date of the transaction.

The redemption of the other partner’s joint venture interest in the Equatorial Lion and Meridian Lion (as described in Note F) and the simultaneous acquisition of the Meridian Lion from the other partner resulted in the inclusion of both vessels in the VLCC segment from the mid-April effective date of the transaction.  The Equatorial Lion, which had, prior to the completion of this transaction, been time chartered-in from the joint venture is now owned by a subsidiary of the Company. Vessel expenses increased by $3,445,000 to $9,031,000 in the first quarter of 2004 from $5,586,000 in the prior year’s first quarter principally as a result of the vessel additions discussed above.  Average daily vessel expenses  increased by $890 per day in the first quarter of 2004 compared with the first quarter of 2003 principally due to increases in crew costs,  insurance premiums, repairs and the timing of delivery of stores and spares.  Time and bareboat charter hire expenses increased by $1,298,000 to $4,228,000 in the first quarter of 2004 from $2,930,000 in the first quarter of 2003 as a result of the sale-leaseback agreement discussed below and the inclusion of three chartered-in VLCCs in which the Company has an interest along with certain other members of the Tankers pool partially offset by the termination of the charter-in of the Equatorial Lion from a joint venture.  The Company’s participation in these three time chartered-in VLCCs as of March 31, 2004, is equivalent to 0.85 vessels at a weighted average base rate of $23,781 per day.  The charter-in of one of such VLCCs provides for profit sharing with the vessel’s owner when TCE rates exceed $24,000 per day.  Depreciation and amortization increased by $3,510,000 to $11,585,000 from $8,075,000 in the first quarter of 2003 as a result of the vessel additions discussed above.  In late-June 2003, the Company entered into a sale-leaseback agreement for one of its VLCCs, the Meridian Lion, which lease is classified as an operating lease.  The gain on the sale was deferred and is being amortized over the eight-year term of the lease as a reduction of time and bareboat charter hire expenses.  The sale-leaseback transaction increased time charter hire expenses by approximately $2,250,000 per quarter, commencing in the third quarter of 2003.

	THREE MONTHS ENDED MARCH 31,
Aframax Segment	2004	2003
TCE revenues (in thousands)	$41,642	$31,748
Vessel expenses (in thousands)	(6,298)	(5,049)
Time and bareboat charter hire expenses (in thousands)	(205)	—
Depreciation and amortization (in thousands)	(6,196)	(5,501)
Income from vessel operations (in thousands)	$28,943	$21,198
Average daily TCE rate	$36,464	$33,140
Average number of vessels	12.7	11.0
Average number of vessels chartered in under operating leases	0.1	—
Number of revenue days	1,142	958
Number of ship-operating days	1,165	990

During the first quarter of 2004, TCE revenues for the Aframax segment increased by $9,894,000, or 31%, to $41,642,000 from $31,748,000 in the first quarter of 2003.  This improvement in TCE revenues resulted from an increase of $3,324 per day in the average daily TCE rate earned and an increase in revenue days. All of the vessels in the Aframax segment participate in the Aframax International pool.  The increase in revenue days of 184 resulted principally from the delivery of two newbuilding Aframaxes (one in October 2003 and one in January 2004). TCE revenues for the first quarter of 2004 reflect income of $20,000 generated by forward freight agreements compared with a loss of $953,000 in the first quarter of 2003. Vessel expenses increased by $1,249,000 to $6,298,000 in the first quarter of 2004 from $5,049,000 in the prior year’s first quarter principally as a result of the vessel additions discussed above.  Average daily vessel expenses increased by $306 per day principally due to increases in crew costs and the timing of delivery of spare parts.  Time and bareboat charter hire expenses for the first quarter of 2004 reflects the Company’s 50% participation interest in two time chartered-in Aframaxes.  These five-year charters commenced in March 2004 at an average rate of $19,875 per day. Depreciation and amortization increased by $695,000 to $6,196,000 from $5,501,000 in the first quarter of 2003 as a result of the vessel additions discussed above.

Income from Vessel Operations (continued):

	THREE MONTHS ENDED MARCH 31,
Product Carrier Segment	2004	2003
TCE revenues (in thousands)	$9,374	$10,816
Vessel expenses (in thousands)	(3,034)	(3,445)
Time and bareboat charter hire expenses (in thousands)	—	—
Depreciation and amortization (in thousands)	(1,888)	(2,398)
Income from vessel operations (in thousands)	$4,452	$4,973
Average daily TCE rate	$19,408	$15,929
Average number of vessels	6.0	8.0
Number of revenue days	483	679
Number of ship-operating days	546	700

During the first quarter of 2004, TCE revenues for the Product Carrier segment decreased by $1,442,000, or 13%, to $9,374,000 from $10,816,000 in the first quarter of 2003. This decrease in TCE revenues resulted from a decrease in revenue days principally attributable to the sale of two (Lucy and Suzanne) of the four Panamaxes in the first quarter of 2003 and an increase of 42 in days vessels were out of service because of drydockings and repairs.  These decreases were partially offset by an increase of $3,479 per day in the average daily TCE rate earned. As of March 31, 2004, two of the four Bostonmaxes were operating on time charters (one that was recently extended to December 2004 and the other through October 2005) and both of the Panamaxes were operating on time charters (one through September 2004 and the other through December 2004). Vessel expenses decreased by $411,000 to $3,034,000 in the first quarter of 2004 from $3,445,000 in the first quarter of 2003 as a result of the vessel sales. Average daily vessel expenses, however, increased by $635 per day in the first quarter of 2004 compared with the first quarter of 2003.  This increase was principally attributable to the timing of delivery of stores and spares.  Depreciation and amortization decreased by $510,000 to $1,888,000 from $2,398,000 in the first quarter of 2003 as a result of the vessel sales.

	THREE MONTHS ENDED MARCH 31,
U.S. Flag Crude Tanker Segment	2004	2003
TCE revenues (in thousands)	$5,766	$7,013
Vessel expenses (in thousands)	(16)	(17)
Time and bareboat charter hire expenses (in thousands)	—	(3,569)
Depreciation and amortization (in thousands)	(1,468)	—
Income from vessel operations (in thousands)	$4,282	$3,427
Average daily TCE rate	$18,247	$19,481
Average number of vessels	3.5	—
Average number of vessels chartered in under operating leases	—	4.0
Number of revenue days	316	360
Number of ship-operating days	316	360

All of the segment’s vessels are bareboat chartered at fixed rates to Alaska Tanker Company (“ATC”).  On February 12, 2004, the Company sold the Overseas Boston, upon its redelivery from a long-term charter. On July 1, 2003, in accordance with the provisions of FIN 46, the Company consolidated the special purpose entity that owns the U.S. Flag Crude Tankers.  The consolidation of the special purpose entity reduced time and bareboat charter hire expenses, which was net of amortization of the deferred gain on the 1999 sale-leaseback transaction, by $3,569,000, and increased depreciation and amortization by $1,468,000 for the three months ended March 31, 2004, because the segment’s vessels are now included in the condensed consolidated balance sheet.  See Interest Expense below for a discussion of the increase in interest expense attributable to the consolidation of Alaskan Equity Trust.

	THREE MONTHS ENDED MARCH 31,
All Other	2004	2003
TCE revenues (in thousands)	$23,306	$15,917
Vessel expenses (in thousands)	(6,484)	(6,661)
Time and bareboat charter hire expenses (in thousands)	(3,814)	(313)
Depreciation and amortization (in thousands)	(3,073)	(4,846)
Income from vessel operations (in thousands)	$9,935	$4,097
Average daily TCE rate	$31,488	$22,960
Average number of vessels	4.0	7.4
Average number of vessels chartered in under operating leases	4.1	0.2
Number of revenue days	740	693
Number of ship-operating days	740	693

As of March 31, 2003, the Company also owns and operates one U.S. Flag Pure Car Carrier, two U.S. Flag Handysize Product Carriers, operating in the Jones Act trade, one Foreign Flag Suezmax, and two Foreign Flag Dry Bulk Carriers, all on time charter, as well as two U.S. Flag Dry Bulk Carriers that transport U.S. foreign aid grain cargoes.

During the first quarter of 2004, TCE revenues increased by $7,389,000, or 46%, to $23,306,000 from $15,917,000 in the first quarter of 2003 principally because of an increase of $8,528 per day in the average daily TCE rate earned. Vessel expenses decreased by $177,000 to $6,484,000 in the first quarter of 2004 from $6,661,000 in the first quarter of 2003 because of the December 2003 sale-leaseback agreements for the two Foreign Flag Dry Bulk Carriers.  The resulting decrease in vessel expenses of approximately $787,000 was offset by increased charter hire expenses attributable to such vessels.  Time and bareboat charter hire expenses increased by $3,501,000 to $3,814,000 in the first quarter of 2004 from $313,000 in the prior year’s first quarter because of charter-in agreements covering four of the segment’s vessels that were entered into in the fourth quarter of 2003 (the two U.S. Flag Dry Bulk Carriers at the expiry of 25-year capital leases and the two Foreign Flag Dry Bulk Carriers).  Depreciation and amortization decreased by $1,773,000 to $3,073,000 in the first quarter of 2004 from $4,846,000 in the first quarter of 2003 principally because of the expiry of capital leases on the two U.S. Flag Dry Bulk Carriers and the sale-leasebacks discussed above.

The two Foreign Flag Dry Bulk Carriers commenced three-year time charters in early 2004, at which time they were withdrawn from the pool of Capesize vessels in which they had participated since 2000.

General and Administrative Expenses

During the first quarter of 2004, general and administrative expenses increased by $3,121,000 to $13,794,000 from $10,673,000 in the first quarter of 2003 principally because of the following items:

•                  a settlement loss of $4,077,000, recognized in connection with the payment of the former chief executive officer’s unfunded, nonqualified pension plan obligation in January 2004; and

•                  consultation services aggregating $368,000, performed by the former chief executive officer in accordance with an agreement dated June 23, 2003; and

•                  costs of $665,000 incurred in the first quarter of 2004 in connection with certain investigations by the Department of Transport of the Government of Canada and the U.S. Department of Justice (see Note Q to the condensed consolidated financial statements).

These increases were partially offset by:

•                  2003 bonus payments aggregating $1,940,000, in recognition of the substantial completion of the Company’s five-year cost reduction program; and

•                  severance payments and additional compensation aggregating $583,000, recognized in connection with the January 2003 resignation of a senior vice president.

Equity in Income of Joint Ventures:

During the first quarter of 2004 equity in income of joint ventures decreased by $8,035,000 to $3,980,000 from $12,015,000 in the first quarter of 2003, principally due to a reduction in revenue days partially offset by an increase in average daily TCE rates earned by the joint venture vessels operating in the spot market.  The reduction in revenue days was attributable to the termination of joint venture agreements covering nine vessels since March 31, 2003 (see Note F to the condensed financial statements).  Five of these vessels are now included in the VLCC segment.  The other four VLCCs are owned by OSG’s joint venture partners.

The following is a summary of the Company’s interest in its joint ventures, excluding ATC (see discussion below), and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are the actual ownership percentages as of March 31, 2004 and averages as of March 31, 2003. The Company’s actual ownership percentages for these joint ventures as of March 31, 2003 ranged from 30% to 50%.

	2004		2003
	REVENUE DAYS	% OF OWNERSHIP	REVENUE DAYS	% OF OWNERSHIP
VLCCs operating in the spot market	53	30.0%	267	37.1%
Two VLCCs owned jointly with a major oil company operating on long-term charters	—	0.0%	90	50.0%
One Aframax participating in Aframax International pool	45	50.0%	45	50.0%
Total	98	40.0%	402	40.6%

Additionally, the Company has a 37.5% membership interest in ATC, a company that operates eight (nine during 2003) U.S. Flag tankers transporting Alaskan crude oil for BP.  The Company’s participation in ATC provides us with the opportunity to earn additional income (in the form of our share of incentive hire paid by BP to ATC) based on ATC’s meeting certain predetermined performance standards.  Such income is included in the U.S. Flag Crude Tanker segment.

Interest Expense:

The components of interest expense are as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Interest before impact of swaps and capitalized interest	$13,234	$11,357
Impact of swaps	4,482	2,926
Capitalized interest	(201)	(1,133)
Interest expense	$17,515	$13,150

Interest expense increased by $4,365,000 to $17,515,000 in the first quarter of 2004 from $13,150,000 in the first quarter of 2003 as a result of the impact of the issuance in March 2003 of ten-year senior unsecured notes with a coupon of 8.25% and the application of the resulting proceeds to repay amounts outstanding under long-term credit facilities (which bear interest at a margin above LIBOR), the issuance in February 2004 of 20-year senior unsecured notes with a coupon of 7.5% and a decrease of $932,000 ($201,000 in the first quarter of 2004 compared with $1,133,000 in the first quarter of 2003) in interest capitalized in connection with vessel construction.  Such increases were partially offset by decreases in the average amount of debt outstanding of $62,000,000 (i.e., the reduction in floating rate debt, which carried interest rates based on LIBOR, exceeded the increase in fixed rate debt) and in the average rate paid on floating rate debt of 20 basis points to 2.5% in the first quarter of 2004 from 2.7% in the comparable quarter of 2003. The impact of this decline in rates was substantially offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $4,482,000 in the first quarter of 2004 compared with an increase of  $2,926,000 in the first quarter of 2003. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at March 31, 2004 was 7.1%.

Interest expense for the three months ended March 31, 2004 includes $528,000 attributable to the special purpose entity that owns the U.S. Flag Crude Tankers, which was consolidated effective July 1, 2003 (see Note C to the condensed financial statements).

Provision for Federal Income Taxes:

The increase in the effective tax rate (provision for income taxes divided by income before federal income taxes) for the first three months of 2004 compared with the first three months of 2003 reflects a $6,500,000 reduction in income not subject to U.S. income taxes.  This reduction was attributable to the termination in the first quarter of 2004 of certain foreign joint ventures in which OSG had less than a 50% interest (see Note F to the condensed financial statements).

The provision for income taxes for the first three months of 2004 reflects a $650,000 reduction in the valuation allowance offset (established in 2002) against the deferred tax asset resulting from the write-down of certain marketable securities. The reduction in the valuation allowance reflects capital gains realized in 2004. The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future.

The provision for income taxes for the first three months of 2003 reflects a $2,261,000 reduction in the valuation allowance reflecting increases in fair values of securities previously written down and the effect of securities sold in the first quarter of 2003.

Newly Issued Accounting Standard:

On December 8, 2003, the President of the U.S. signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In accordance with Financial Accounting Standards Board Staff Position 106-1, the accrued benefit obligation at March 31, 2004 and December 31, 2003 and the net periodic postretirement benefit cost for the three months ended March 31, 2004 and 2003 that are included in the condensed consolidated financial statements do not reflect the effects of the Act on the Company’s postretirement health care plan.  Specific authoritative guidance on the accounting for the federal subsidy is pending and such guidance could require the Company to change previously reported information. The Company has not completed its evaluation of the impact of the Act on such plan.

Liquidity and Sources of Capital:

Working capital at March 31, 2004 was approximately $372,000,000 compared with $43,000,000 at December 31, 2003. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $255,000,000 at March 31, 2004.  Net cash provided by operating activities in the first three months of 2004 was more than $79,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2004)

compared with $62,000,000 in the first three months of 2003. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to March 31, 2004, compared with the actual TCE rates achieved during the first three months of 2004, will have a negative comparative impact on the amount of cash provided by operating activities.

On January 29, 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,503,000, after deducting estimated expenses.   On February 19, 2004, pursuant to the existing shelf registration, the Company issued $150,000,000 principal amount of senior unsecured notes.  The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%.  The Company received proceeds of approximately $146,704,000, after deducting estimated expenses. The proceeds from these offerings will be used for general corporate purposes.

The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure the senior unsecured notes equally and comparably with any indebtedness under existing revolving credit facilities in the event OSG is required to secure the debt outstanding under such credit facilities as a result of a downgrade in the credit rating of the Company’s senior unsecured debt.

OSG has $680,000,000 of long-term unsecured credit availability, of which $470,000,000 was unused   at March 31, 2004. The Company’s three long-term revolving credit facilities mature in 2006 ($350,000,000) and 2008 ($330,000,000).  The Company also has an unsecured short-term credit facility of $45,000,000, of which approximately $19,500,000 was unused at March 31, 2004.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of March 31, 2004.  Existing financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

In addition, the secured nature of a portion of OSG’s debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company’s ability to obtain other financing.

Off-Balance Sheet Arrangements

As of March 31, 2004, the two joint ventures in which the Company participates had total bank debt of $20,596,000. The Company’s percentage interests in these joint ventures were 30% and 50%.  The Company has guaranteed $1,800,000 of the joint venture debt at March 31, 2004.  The balance of the joint venture debt is nonrecourse to the Company.

Aggregate Contractual Obligations

As of March 31, 2004, the Company had chartered in 14 vessels (the Company’s participation interest in seven VLCCs and two Aframxes averaged 37% and 50%, respectively) on leases that are, or will upon the vessels’ deliveries be, accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options.  The Company’s long-term contractual obligations as of March 31, 2004 with respect to these operating lease obligations are (in thousands):

Balance of 2004	$38,606
2005	54,877
2006	50,944
2007	41,970
2008	38,690
Beyond 2008	61,286
Total	$286,373

The Company has used interest rate swaps to effectively convert a portion of its debt from a floating to  fixed-rate basis.  These agreements contain no leverage features and have various maturity dates from July 2005 to August 2014.  As of March 31, 2004, the interest rate swaps effectively convert the Company’s interest rate exposure on $422,000,000 from a floating rate based on LIBOR to an average fixed rate of 6.5%.

EBITDA

EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity.  EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy debt service, capital expenditure and working capital requirements.  While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table is a reconciliation of net income, as reflected in the condensed consolidated statements of operations, to EBITDA:

	IN THOUSANDS FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
Net income	$76,188	$44,235
Provision for federal income taxes	38,500	16,011
Interest expense	17,515	13,150
Depreciation and amortization	24,210	20,820
EBITDA	$156,413	$94,216

Ratios of Earnings to Fixed Charges

The ratios of earnings to fixed charges for the three months ended March 31, 2004 and 2003 were 6.9X and 4.1X, respectively.  The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges.  Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

Risk Management:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition.  The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management’s interest rate outlook at various times.  To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts.  The Company uses derivative financial instruments as risk management tools and not for speculative or trading purposes.  In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company’s leverage. As of March 31, 2004, there was $173,000,000 outstanding under such facility.

Independent Accountants’ Report on Review of Interim Financial Information

The accompanying condensed consolidated financial statements as of  March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited; however, such financial statements have been reviewed by the Company’s independent accountants.

Available Information

The Company makes available free of charge through its internet website, www.osg.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 4.    Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2004 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004.

PART II

Item 1.    Legal Proceedings

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s Foreign Flag Product Carrier, the Uranus, and the Company’s handling of waste oils. On February 27, 2004, the U.S. Department of Justice served a second related subpoena requesting documents concerning the Uranus and other vessels in the Company’s fleet.  Several crew members have appeared as witnesses before the grand jury.  The Company is cooperating with the investigation.

The Company has in place extensive systems and procedures aboard its vessels and provides additional training to its crews to ensure the proper handling of waste oil aboard its vessels.  The Company is committed to safeguarding the environment in the operation of its vessels, and it is the Company’s policy to comply fully with all applicable oil pollution regulations.

Item 2.    Changes in Securities and Use of Proceeds

On January 19, 2004, the Company awarded 50,000 shares of common stock at no cost to its new chief executive officer under Section 4(2) of the Securities Act of 1933, as amended.  Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period.  During the restriction period, the shares will have voting rights and cash dividends applicable thereto, if declared, will be paid.  At the date of the award, the fair market value of the Company’s common stock was $35.70 per share.  The Company did not receive any proceeds from this restricted stock award.

Item 6(a).     Exhibits

See Exhibit Index on page 36.

Item 6(b).     Reports on Form 8-K

During the quarter ended March 31, 2004, the Registrant filed three Current Reports on Form 8-K. The Registrant disclosed under Item 5 of the Current Report, which was dated January 26, 2004, that it had entered into an underwriting agreement with Morgan Stanley & Co. Incorporated and certain selling stockholders relating to the sale by the Registrant of 3,200,000 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), and by the selling stockholders of 1,600,000 shares of Common Stock, pursuant to a Registration Statement on Form S-3 (File No. 333-111890). The Registrant disclosed under Item 12 of the Current Report, which was dated February 12, 2004, that it had issued a press release on February 12, 2004 with respect to the Registrant’s results for the full year and quarter ended December 31, 2003.  The Registrant disclosed under Item 5 of the Current Report, which was dated February 13, 2004, that it had entered into an underwriting agreement with UBS Securities LLC  relating to the sale by the Registrant of $150 million aggregate principal amount of 7.5% Senior Notes due 2024, pursuant to a Registration Statement on Form S-3 (File No. 333-111890).

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 2004 and the related condensed consolidated statements of operations, cash flows and changes in shareholders’ equity for the three month periods ended March 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

As discussed in Note C to the condensed consolidated financial statements, on July 1, 2003 the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended, not presented herein, and in our report dated February 11, 2004, except for the third paragraph of Note T, as to which the date is February 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York
May 3, 2004

OVERSEAS SHIPHOLDING GROUP, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 5, 2004	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: May 5, 2004	/s/ Myles R. Itkin
Myles R. Itkin
Senior Vice President, Chief Financial Officer and
Treasurer

EXHIBIT INDEX

3	By-Laws of the registrant, as amended to date.

4(b)(1)

Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (previously filed more than ten years ago and refiled herewith).

4(b)(2)	Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (previously filed more than ten years ago and refiled herewith).

4(b)(3)	Form of 8-3/4% Debentures due December 1, 2013 of the registrant (previously filed more than ten years ago and refiled herewith).

10	Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith.  The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.