Form 10-Q
period 2004-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2004-08-02
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒  NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares outstanding as of July 30, 2004 –  39,368,303

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	JUNE 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$404,509	$74,003
Voyage receivables, including unbilled of $65,141 and $45,877	70,808	51,990
Other receivables	8,730	7,634
Inventories and prepaid expenses	13,015	7,796
Total Current Assets	497,062	141,423

Capital Construction Fund	254,659	247,433
Vessels, at cost, less accumulated depreciation of $479,356 and $439,495	1,532,091	1,336,824
Vessels under Capital Leases, less accumulated amortization of $52,156 and $50,372	26,166	27,949
Investments in Joint Ventures	40,701	183,831
Other Assets	65,274	63,226
Total Assets	$2,415,953	$2,000,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and sundry liabilities and accrued expenses	$52,730	$49,801
Federal income taxes	45,229	13,172
Short-term debt and current installments of long-term debt	32,681	31,318
Current obligations under capital leases	4,377	3,917
Total Current Liabilities	135,017	98,208

Long-term Debt	882,980	739,733
Obligations under Capital Leases	45,350	47,855
Deferred Federal Income Taxes ($170,214 and $151,304), Deferred Credits and Other Liabilities	205,801	197,815

Shareholders’ Equity	1,146,805	917,075
Total Liabilities and Shareholders’ Equity	$2,415,953	$2,000,686

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003	JUNE 30, 2004	JUNE 30, 2003
Shipping Revenues:
Time and bareboat charter revenues, including vessels operating in pools and $4,679, $7,013, $10,445 and $14,026 received from a 37.5% owned joint venture	$151,394	$107,834	$325,500	$218,689
Voyage charter revenues	12,827	18,415	32,852	34,445
	164,221	126,249	358,352	253,134
Voyage expenses	(7,160)	(5,952)	(12,309)	(11,707)
Time Charter Equivalent Revenues	157,061	120,297	346,043	241,427

Ship Operating Expenses:
Vessel expenses	24,704	21,565	49,567	42,323
Time and bareboat charter hire expenses, including $344 and $1,746 in 2003 paid to a 50% owned joint venture	14,442	5,675	22,689	12,487
Depreciation and amortization	25,431	22,583	49,641	43,403
General and administrative	9,406	7,860	23,200	18,533
Total Ship Operating Expenses	73,983	57,683	145,097	116,746

Income from Vessel Operations	83,078	62,614	200,946	124,681
Equity in Income of Joint Ventures	3,018	8,142	6,998	20,157
Operating Income	86,096	70,756	207,944	144,838
Other Income	2,067	4,796	12,422	4,110
	88,163	75,552	220,366	148,948
Interest Expense	18,859	15,412	36,374	28,562

Income before Federal Income Taxes	69,304	60,140	183,992	120,386
Provision for Federal Income Taxes	23,900	18,300	62,400	34,311
Net Income	$45,404	$41,840	$121,592	$86,075

Weighted Average Number of Common Shares Outstanding:
Basic	39,336,577	34,532,597	38,848,234	34,494,643
Diluted	39,386,480	34,863,665	38,913,250	34,770,285

Per Share Amounts:
Basic net income	$1.15	$1.21	$3.13	$2.50
Diluted net income	$1.15	$1.20	$3.12	$2.48
Cash dividends declared	$0.35	$0.325	$0.525	$0.475

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003

Net cash provided by operating activities	$189,432	$136,031

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities	––	30,463
Expenditures for vessels, including $9,311 and $17,213 related to vessels under construction	(50,719)	(74,019)
Proceeds from disposal of vessels	5,916	80,282
Acquisition of interests in joint ventures that own three VLCCs	(2,292)	––
Investments in and advances to joint ventures	(59,408)	(6,300)
Distributions from joint ventures	––	6,612
Other – net	3,510	(534)
Net cash provided by/(used in) investing activities	(102,993)	36,504

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	115,513	––
Issuance of long-term debt, net of issuance costs	158,784	194,834
Payments on debt and obligations under capital leases	(19,567)	(317,116)
Cash dividends paid	(13,753)	(10,344)
Issuance of common stock upon exercise of stock options	3,210	2,833
Other – net	(120)	(229)
Net cash provided by/(used in) financing activities	244,067	(130,022)

Net increase in cash and cash equivalents	330,506	42,513
Cash and cash equivalents at beginning of period	74,003	36,944
Cash and cash equivalents at end of period	$404,509	$79,457

Supplemental schedule of noncash investing activities:

In 2004, the Company exchanged its interest in three joint ventures for its partner’s interest in three other joint ventures.  In conjunction with the exchange, the Company paid cash of $2,292 to its partner, as follows:

Fair value of assets received	$199,906
Cost of investments in joint ventures	(197,614)
Cash paid	$2,292

In 2003, the Company acquired its partners’ interest in one joint venture through the joint venture’s redemption of our partner’s shares in exchange for one of the venture’s two vessel owning subsidiaries, as follows:

Fair value of assets received	$66,321
Cost of investments in joint ventures	(66,321)

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock*	Paid-in Additional Capital	Retained Earnings	Unearned Compensation Restricted Stock			Accumulated Other Comprehensive Income/(Loss)**	Total

					Treasury Stock
					Shares	Amount
Balance at January 1, 2004	$39,591	$108,549	$829,824	$—	3,685,326	$(48,454)	$(12,435)	$917,075
Net Income			121,592					121,592
Net Unrealized Holding Gains on Available-For-Sale Securities							923	923
Effect of Derivative Instruments							7,825	7,825
Comprehensive Income								130,340 ***
Cash Dividends Declared			(20,642)					(20,642)
Issuance of Common Stock	1,200	87,299			(2,000,000)	27,014		115,513
Issuance of Restricted Stock Award		1,148		(1,785)	(50,000)	637		—
Amortization of Restricted Stock Award				200				200
Options Exercised and Employee Stock Purchase Plan		388			(212,520)	2,822		3,210
Tax Benefit Related to Options Exercised		1,109						1,109
Balance at June 30, 2004	$40,791	$198,493	$930,774	$(1,585)	1,422,806	$(17,981)	$(3,687)	$1,146,805

Balance at January 1, 2003	$39,591	$106,154	$731,201	$—	5,139,684	$(70,270)	$(22,527)	$784,149
Net Income			86,075					86,075
Net Unrealized Holding Gains on Available-For-Sale Securities							4,384	4,384
Effect of Derivative Instruments							(4,401)	(4,401)
Comprehensive Income								86,058 ***
Cash Dividends Declared			(16,408)					(16,408)
Deferred Compensation Related to Options Granted		226						226
Options Exercised and Employee Stock Purchase Plan		(171)			(200,282)	3,004		2,833
Tax Benefit Related to Options Exercised		446						446
Balance at June 30, 2003	$39,591	$106,655	$800,868	$—	4,939,402	$(67,266)	$(22,544)	$857,304

*                 Par value $1 per share; 60,000,000 shares authorized; 40,790,759 and 39,590,759 shares issued at June 30, 2004 and December 31, 2003, respectively.

**          Amounts are net of tax.

***   Comprehensive income for the three month periods ended June 30, 2004 and 2003 was $54,794 and  $40,201, respectively.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A – Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The condensed consolidated statements of operations for the three month and six month periods ended June 30, 2003 has been reclassified to conform to the 2004 presentation of certain items.

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

Note B – Significant Accounting Policies:

Stock-based compensation - As of June 30, 2004, the Company had one stock-based employee compensation plan and one non-employee director plan under which options have been granted.  The Company accounts for those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock.  The following table presents the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), to stock-based compensation.

	IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net income, as reported	$45,404	$41,840	$121,592	$86,075
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(82)	(56)	(150)	(125)
Pro forma net income	$45,322	$41,784	$121,442	$85,950
Per share amounts:
Basic – as reported	$1.15	$1.21	$3.13	$2.50
Basic – pro forma	$1.15	$1.21	$3.13	$2.49
Diluted – as reported	$1.15	$1.20	$3.12	$2.48
Diluted – pro forma	$1.15	$1.20	$3.12	$2.47

Newly issued accounting standards - On December 8, 2003, the President of the U.S. signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In accordance with Financial Accounting Standards Board Staff Position 106-2, which is effective for the first interim or annual period beginning after June 15, 2004, the accrued benefit obligation at June 30, 2004 and December 31, 2003 and the net periodic postretirement benefit cost for the three month and six month periods ended June 30, 2004 and 2003 that are included in the condensed consolidated financial statements do not reflect the effects of the Act on the Company’s postretirement health care plan.  The Company has not completed its evaluation of the impact of the Act on such plan.

Note C – Change in Accounting Principle:

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities.  This represents a significant change from the prior rules, which required consolidation by the entity with voting control; and, according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance sheet financing.  On July 1, 2003, the Company consolidated the special purpose entity (“Alaskan Equity Trust”) that now owns these vessels and holds the associated bank debt used to purchase them. The vessels were recorded in the condensed consolidated balance sheet based on their carryover bases, that is, as if FIN 46 had been effective at the time of the 1999 sale-leaseback.  The special purpose entity’s debt of $24,116,000 as of June 30, 2004 is secured by the vessels but is otherwise nonrecourse to OSG.  In addition, OSG did not issue any repayment or residual-value guaranties.  Therefore, OSG is not exposed to any loss as a result of its involvement with Alaskan Equity Trust.  The cumulative effect of this change in accounting principle on the Company’s consolidated balance sheet as of July 1, 2003 was to increase total assets by $25,079,000 (principally to reflect the reconsolidation of the vessels), to increase liabilities by $26,753,000 (principally to reflect debt of Alaskan Equity Trust of $45,034,000 partially offset by the elimination of the unamortized balance of the deferred gain on the 1999 sale-leaseback of $21,141,000) and to reduce shareholders’ equity by $1,674,000 (to reflect the fair value of Alaskan Equity Trust’s floating-to-fixed interest rate swaps included in accumulated other comprehensive income/(loss)). The cumulative effect of such accounting change on net income was insignificant.

Note D – Segment Reporting:

The Company has four reportable segments:  Foreign Flag VLCCs, Aframaxes, and Product Carriers, which participate in the international market, and U.S. Flag Crude Tankers, which participate in the U.S. Flag trades.  Information about the Company’s reportable segments as of and for the three month and six month periods ended June 30, 2004 and 2003 follows:

In thousands	Foreign Flag			U.S. Flag Crude Tankers	All other	Totals
	VLCCs	Aframaxes	Product Carriers
Three months ended June 30, 2004:
Shipping revenues *	$89,362	$35,173	$10,210	$4,679	$24,797	$164,221
Time charter equivalent revenues	89,003	34,996	8,721	4,679	19,662	157,061
Depreciation and amortization	11,587	6,327	1,998	1,279	4,240	25,431
Income from vessel operations	59,153	20,850	3,706	3,396	5,379	92,484	**
Equity in income of joint ventures	1,103	745	—	1,170	—	3,018
Gain on disposal of vessels	—	—	35	(2)	(4)	29
Total assets at June 30, 2004	1,028,281	478,313	64,245	16,452	112,386	1,699,677

Six months ended June 30, 2004:
Shipping revenues *	199,109	76,658	21,366	10,445	50,774	358,352
Time charter equivalent revenues	197,897	76,638	18,095	10,445	42,968	346,043
Depreciation and amortization	23,172	12,523	3,886	2,747	7,313	49,641
Income from vessel operations	143,203	49,793	8,158	7,678	15,314	224,146	**
Equity in income of joint ventures	2,710	1,802	—	2,486	—	6,998
Gain on disposal of vessels	—	—	27	2,901	(36)	2,892

Three months ended June 30, 2003:
Shipping revenues *	59,237	28,100	12,078	7,013	19,821	126,249
Time charter equivalent revenues	57,602	28,231	9,642	7,013	17,809	120,297
Depreciation and amortization	9,570	5,504	1,781	—	5,728	22,583
Income from vessel operations	39,350	17,461	4,943	3,452	5,268	70,474	**
Equity in income of joint ventures	5,734	813	—	1,595	—	8,142
Gain on disposal of vessels	—	—	44	—	—	44
Total assets at June 30, 2003	922,519	472,121	65,493	5,504	164,087	1,629,724

Six months ended June 30, 2003:
Shipping revenues *	115,102	59,901	26,712	14,026	37,393	253,134
Time charter equivalent revenues	113,238	59,979	20,458	14,026	33,726	241,427
Depreciation and amortization	17,645	11,005	4,179	—	10,574	43,403
Income from vessel operations	78,395	38,659	9,916	6,879	9,365	143,214	**
Equity in income of joint ventures	15,469	1,854	—	2,774	60	20,157
Loss on disposal of vessels	—	—	(858)	—	—	(858)

*                 For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

**          Segment totals for income from vessel operations are before general and administrative expenses.

The joint venture formed to acquire four modern Ultra Large Crude Carriers (“ULCCs”) is included in the VLCC segment.

Reconciliation’s of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	IN THOUSANDS AS OF
	JUNE 30, 2004	JUNE 30, 2003
Total assets of all segments	$1,699,677	$1,629,724
Corporate cash and securities, including Capital Construction Fund	659,168	322,630
Other unallocated amounts	57,108	82,681
Consolidated total assets	$2,415,953	$2,035,035

Note E – Joint Ventures and Certain Pooling Arrangements:

As of June 30, 2004, the Company is a partner in joint ventures that own and operate two foreign flag vessels (one VLCC and one Aframax).  In addition, the Company is a partner in a joint venture that took delivery of four ULCCs in the third quarter of 2004.

A condensed summary of the results of operations of joint ventures follows:

	IN THOUSANDS
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Time charter equivalent revenues	$48,671	$87,164	$100,144	$177,109
Ship operating expenses	(40,197)	(53,487)	(80,442)	(109,431)
Loss on vessel disposal	—	(5,132)	—	(5,132)
Income from vessel operations	8,474	28,545	19,702	62,546
Other income	16	66	16	170
Interest expense *	(153)	(6,813)	(727)	(14,205)
Net income	$8,337	$21,798	$18,991	$48,511

*                 Includes interest on subordinated loans payable to the joint venture partners of $4,743 (three months ended June 30, 2003), $55 (six months ended June 30, 2004) and $9,447  (six months ended June 30, 2003).  The Company’s share of such interest is eliminated in recording the results of the joint ventures by the equity method.

As of June 30, 2004, two of the joint ventures in which the Company participates had bank debt of $20,126,000.  The Company’s percentage interests in these joint ventures were 30% and 50%.  The Company’s guaranties in connection with the joint ventures’ bank financing, which are otherwise nonrecourse to the joint venture partners, aggregated $1,800,000 at June 30, 2004.  These guaranties remain outstanding until the related debt matures in March 2005.

Through April 2003, the Company had a 50% interest in a joint venture with a major oil company that owned two VLCCs that were operating on long-term charters, one to OSG (which vessel has been time chartered to the major oil company) and one to such major oil company.  In April 2003, OSG effectively acquired its partner’s 50% interest in the joint venture, resulting in such vessels becoming 100% owned.  Accordingly, the results of these two vessels are included in the condensed consolidated statements of operations from the effective date of the transaction.  The acquisition was accomplished through the joint venture’s redemption of our partner’s shares in exchange for one of the venture’s two vessel owning subsidiaries, followed by our purchase from the partner of such vessel for $56,500,000.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the joint venture recognized a loss on disposal of $5,132,000 based on the excess of the carrying amount of the vessel transferred to our former partner over its fair value.  The Company’s share of such charge of $2,566,000 is reflected in equity in income of joint ventures in the condensed consolidated statements of operations.

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

In April 2004, the Company formed a joint venture with a Tankers pool partner to acquire four 442,000 dwt ULCCs, three built in 2002 and one built in 2003.  OSG has a 49.9% interest in this joint venture.  The joint venture took delivery of these ULCCs in July 2004. The total purchase price for these vessels of $448,000,000 was financed (in July 2004) by the joint venture through a long-term bank loan of $290,000,000 and subordinated partner loans and capital contributions.  In connection with the bank financing, the partners severally issued guaranties on a prorata basis aggregating $190,000,000.  The amount of such guaranties will decrease as the outstanding balance of the bank loans is reduced below $190,000,000.  No amounts had yet been borrowed as of June 30, 2004.  Amounts advanced by the Company as of June 30, 2004 aggregated $24,850,000.  The Company made additional advances of approximately $61,000,000 in the third quarter of 2004.

The Company’s two Foreign Flag Dry Bulk Carriers were withdrawn from a pool of Capesize Dry Bulk Carriers in February 2004, upon commencement of three-year time charters.

Note F – Capital Construction Fund:

Based on a number of factors, including the magnitude of the drop in market values below the Company’s cost bases and the length of time that the declines had been sustained, management concluded that declines in fair value of certain securities with aggregate cost bases of $16,187,000 as of March 31, 2003 were other than temporary.  Accordingly, during the six months ended June 30, 2003 the Company recorded impairment losses aggregating $4,756,000 in the accompanying condensed consolidated statement of operations.

During the first six months of 2003, the Company sold certain of the securities for which write-downs aggregating $21,380,000 had previously been recorded.  These sales resulted in the recognition of gains of $5,855,000 in the three months ended June 30, 2003 and $9,926,000 in the six months ended June 30, 2003 (see Note N).

Note G – Derivatives:

As of June 30, 2004, the Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $414,000,000 pursuant to which it pays fixed rates ranging from 4.6% to 8.3% and receives floating rates based on LIBOR (approximately 1.6% as of June 30, 2004).  These agreements contain no leverage features and have various maturity dates ranging from July 2005 to August 2014.  As of June 30, 2004, the Company has recorded a liability of $12,736,000 related to the fair values of these swaps in other liabilities.

Shipping revenues for the three month and six month periods ended June 30, 2004 have been reduced by $307,000 because of forward freight agreements with a remaining notional value of $1,200,000 that extend to December 2004. Other forward freight agreements, which were entered into in the first quarter of 2004, with a remaining notional value of $4,052,000 that also extend to December 2004 meet the 80% effectiveness threshold required by FAS 133 and, therefore, are being accounted for as cash flow hedges. The fair value of all of these agreements, a liability of $509,000, was reflected in other liabilities as of June 30, 2004.

Note H – Debt:

In February 2004, the Company issued $150,000,000 principal amount of senior unsecured notes pursuant to a Form S-3 shelf registration filed on January 13, 2004.  The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%.  The Company received proceeds of approximately $146,659,000, after deducting expenses.

As of June 30, 2004, the Company had unsecured long-term credit facilities aggregating $680,000,000, of which $470,000,000 was unused.  In addition, the Company has a $45,000,000 unsecured short-term credit facility expiring in August 2005.  As of June 30, 2004, letters of credit aggregating $26,600,000 had been issued under such facility, reducing credit availability to $18,400,000.

In July 2004, the Company concluded a new $100,000,000 seven-year unsecured revolving credit facility.  The terms, conditions and financial covenants contained in this agreement are more favorable than those contained in the long-term revolving credit facility that matures in December 2006.  Borrowings under the new facility will bear interest at a rate based on LIBOR plus a margin.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

As of June 30, 2004, approximately 22.2% of the net book amount of the Company’s vessels, representing seven foreign flag tankers and three U.S. Flag Crude Tankers, is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, approximated $32,579,000 and $24,513,000 for the six months ended June 30, 2004 and 2003, respectively.

Note I – Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax.  Prior to 1987, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.  Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $82,033,000 (three months ended June 30, 2004), $65,340,000 (three months ended June 30, 2003), $199,552,000 (six months ended June 30, 2004) and $136,382,000 (six months ended June 30, 2003), before any U.S. income tax effect.  No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at June 30, 2004 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. No provision for U.S. income taxes on the Company’s share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of June 30, 2004, because it is intended that such undistributed earnings ($28,300,000 at June 30, 2004) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $9,900,000.

The components of the provision for federal income taxes follow:

	IN THOUSANDS
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Current	$21,700	$8,412	$48,200	$17,331
Deferred	2,200	9,888	14,200	16,980
	$23,900	$18,300	$62,400	$34,311

During 2002, the Company established a valuation allowance against the deferred tax asset resulting from the write-down of certain marketable securities.  The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future.

The Company reduced the valuation allowance as follows, reflecting capital gains recognized or anticipated in 2004 and increases in fair values of securities previously written down and the effect of securities sold in 2003:

IN THOUSANDS
THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
2004	2003	2004	2003
$284	$63	$934	$2,324

The reductions in the valuation allowance have been recorded as reductions in the provisions for federal income taxes in the accompanying condensed consolidated statements of operations.  The valuation allowance has been reduced to zero as of June 30, 2004.

Actual federal income taxes paid during the six months ended June 30, 2004 amounted to $15,000,000, all of which related to 2003. Actual federal income taxes paid during the six months ended June 30, 2003 amounted to $12,000,000, all of which related to 2003.

Note J – Capital Stock and Stock Compensation:

In January 2004, the Company awarded 50,000 shares of common stock at no cost to its new chief executive officer.  Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period.  During the restriction period, the shares will have voting rights and cash dividends will be paid if declared.  At the date of the award, the fair market value of the Company’s common stock was $35.70 per share.  Accordingly, $1,785,000 was recorded as unearned compensation in shareholders’ equity as of the award date.  Such amount is being amortized to compensation expense over four years using the straight-line method. Compensation expense related thereto for the three months and six months ended June 30, 2004 was $111,000, and $200,000, respectively.

In January 2004, options covering 100,000 shares were granted to the new chief executive officer at $35.70 per share (the market price at the date of grant) under the Company’s 1998 stock option plan. In June 2004, options covering 7,500 shares were granted at $41.37 (the market price at the date of grant) under the 1999 non-employee director (as defined) stock option plan.  The options granted vest and become exercisable over a three-year period and expire ten years from the date of grant.  The Company follows APB 25 and related interpretations in accounting for its stock options.  For purposes of determining compensation cost for the Company’s stock option plans using the fair value method of FAS 123, the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average grant-date fair value of options granted in 2004 was $12.91 per share.

In April 2004, the Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”) subject to approval by the shareholders, which approval was received in June.  The 2004 Plan enables the Company to grant stock-based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors.  Approximately 2,740,000 shares of the Company’s stock may be issued or used as the basis for awards under the 2004 Plan.  No further stock options will be granted under the 1998 stock option plan and the 1999 non-employee director stock option plan after July 1, 2004.

Diluted net income per share gives effect to stock options.

Note K – Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the accompanying condensed balance sheets follow:

	IN THOUSANDS AS OF
	JUNE 30, 2004	DECEMBER 31, 2003
Unrealized gains on available-for-sale securities	$7,497	$6,574
Unrealized losses on derivative instruments	(8,409)	(16,234)
Minimum pension liability	(2,775)	(2,775)
	$(3,687)	$(12,435)

Note L – Leases:

1.  Charters-in:

During the first six months of 2004, the Company entered into the following charter-in arrangements in conjunction with other pool members covering nine vessels (seven VLCCs and two Aframaxes), which leases are, or will upon the vessels deliveries be, classified as operating leases:

•                  a 40% participation interest in the five-year time charters of two newbuilding VLCCs, which will commence upon their delivery from shipyards in late 2004 and 2005.  These charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters;

•                  a 50% participation interest in the three-year time charters of two VLCCs (one built in 1995 and the other in 1996), which commenced in the second quarter of 2004.  These charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters.

•                  a 30% participation interest in the two-year time charter of a 2003-built VLCC;

•                  a 15% participation interest in the five-year time charter of a 2000-built VLCC;

•                  a 15% participation interest in the two-year time charter of a 1995-built VLCC; and

•                  a 50% participation interest in the five-year time charters of two 1998-built Aframaxes.

1.  Charters-in (continued):

All but one of the above vessels are, or will be, commercially managed by pools in which the Company participates.  The Company’s share of the future minimum commitments for the above charter-in obligations as of June 30, 2004 are $13,652,000 (the balance of 2004), $30,786,000 (2005), $27,902,000 (2006), $19,449,000 (2007), $16,071,000 (2008) and $10,042,000 thereafter.

2.               Charters-out:

In April 2004, the Company acquired two U.S. Flag Product Carriers, built in 1982 and 1983, for cash of $40,500,000.  These vessels are currently operating on bareboat charters that extend to December 2009 and provide options for earlier termination and extension.

Note M – Pension and Other Postretirement Benefit Plans:

The components of the net periodic benefit cost for the Company’s domestic plans follow:

	IN THOUSANDS FOR THE THREE MONTHS ENDED JUNE 30,
	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Cost of benefits earned	$383	$335	$24	$12
Interest cost on benefit obligation	508	757	75	60
Expected return on plan assets	(578)	(493)	—	—
Amortization of prior-service costs	268	281	(39)	(39)
Amortization of transition obligation	—	—	5	5
Recognized net actuarial loss/(gain)	35	153	10	—
Net periodic benefit cost	$616	$1,033	$75	$38

	IN THOUSANDS FOR THE SIX MONTHS ENDED JUNE 30,
	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Cost of benefits earned	$766	$670	$48	$24
Interest cost on benefit obligation	1,016	1,514	149	119
Expected return on plan assets	(1,156)	(986)	—	—
Amortization of prior-service costs	536	563	(77)	(77)
Amortization of transition obligation	—	—	10	10
Recognized net actuarial loss/(gain)	70	306	20	(1)
Net periodic benefit cost	1,232	2,067	150	75
Loss on settlement	4,077	—	—	—
Net periodic benefit cost after settlement	$5,309	$2,067	$150	$75

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expects to contribute between $250,000 and $2,000,000 to its qualified defined benefit pension plan in 2004, or prior to the filing of the Company’s federal income tax return for 2004.  As of June 30, 2004, no such contributions were required or made.

Note N – Other Income:

Other income consists of:

	IN THOUSANDS
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Investment income:
Interest and dividends	$2,019	$1,504	$3,778	$2,977
Realized gain/(loss) on sale of securities, net of unrealized loss on other investments	(12)	3,255	5,783	6,679
Write-down of marketable securities – Note F	—	—	—	(4,756)
	2,007	4,759	9,561	4,900
Gain/(loss) on sale of vessels	29	44	2,892	(858)
Miscellaneous – net	31	(7)	(31)	68
	$2,067	$4,796	$12,422	$4,110

Note O – Agreement with a Former Executive Officer:

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

Note P – Legal Matters:

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s Foreign Flag Product Carrier, the Uranus, and the Company’s handling of waste oils.  The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet. A number of crew members have appeared as witnesses before the grand jury.  The Company is cooperating with the investigation.

In accordance with Statement of Financial Accounting Standards No. 5, “Contingent Liabilities,” the Company assessed the likelihood of incurring any liability as a result of the investigation. The investigation is preliminary and no charges against the Company have been filed. Accordingly, no loss accrual has been recorded.

The Company has incurred costs of approximately $1,067,000 during the six months ended June 30, 2004 in connection with the above investigation.  Such costs have been included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

Note Q – Other Comment:

In June 2004, the Company entered into an agreement to sell one of its single hull VLCCs, the Olympia, for delivery in the third quarter of 2004, at which time a gain of approximately $12,400,000 will be recognized.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world.  The Company’s operating fleet consists of 58 vessels aggregating 9.9 million deadweight tons (“dwt”), including two vessels that are owned by joint ventures in which the Company has an average interest of 40%, and 13 vessels that have been chartered in under operating leases.  Six of the chartered-in vessels are VLCCs in which the Company has an average participation interest of 33% and two are Aframaxes in which the Company has a 50% participation interest.  In addition, the Company has an average participation interest of 40% in the time charter-in of two VLCCs, which are scheduled to commence over the next 15 months, and an ownership interest of 49.9% in a joint venture that took delivery of four ULCCs in the third quarter of 2004.

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

Foreign Flag VLCC Segment

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average	$64,500	$39,800	$69,800	$53,900
High	$87,300	$78,300	$112,400	$96,100
Low	$40,200	$14,900	$39,000	$14,900

During the second quarter or 2004, rates for modern VLCCs trading out of the Arabian Gulf averaged $64,500 per day, 14% less than the previous quarter, but 62% more than the average rate for the corresponding quarter in 2003. Global oil demand in the second quarter of 2004 was estimated by the International Energy Agency (“IEA”) at 80.4 million barrels per day (“b/d”), a decrease of 1.4% from the previous quarter but 5.2% higher than the comparable quarter in 2003. Chinese oil demand surged to an estimated 6.4 million b/d in the second quarter of 2004, 23.2% higher than the comparable quarter of 2003.  Additionally, continued rising gasoline consumption helped push U.S. oil demand to 20.5 million b/d, up 4.1% relative to the second quarter of 2003.  These factors more than offset a decline in Japanese oil demand attributable to the reactivation of previously idled nuclear power generation capacity. The upturn in VLCC spot freight rates that began in April 2004 was largely due to a boost in Arabian Gulf cargoes from OPEC countries and continued disruptions to Iraqi exports via the northern pipeline to Ceyhan in the Mediterranean.  Middle East OPEC production rose counter seasonally to 20.0 million b/d in the second quarter from 19.8 million b/d in the first quarter in response to sharply higher oil prices. OPEC producers continued to ignore quotas during the second quarter of 2004 as estimated production exceeded targets by more than 10%.

The world VLCC fleet grew to 439 vessels (127.4 million dwt) at June 30, 2004 from 433 vessels (126.1 million dwt) at the start of 2004.  Newbuilding orders placed during the first six months of 2004 totaled 26 vessels (7.9 million dwt) compared with 51 vessels (15.5 million dwt) for the full year 2003.  The orderbook expanded to 89 vessels (27.2 million dwt) at June 30, 2004, equivalent to 21.3%, based on deadweight tons, of the existing VLCC fleet.

Foreign Flag Aframax Segment

	Spot Market TCE Rates Aframaxes in the Caribbean
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average	$26,400	$30,600	$36,600	$35,900
High	$37,500	$44,000	$75,000	$67,000
Low	$14,000	$11,500	$14,000	$11,000

During the second quarter of 2004, rates for Aframaxes operating in the Caribbean trades averaged $26,400 per day, 44% lower than the previous quarter and 14% lower than the corresponding quarter in 2003. Total non-OPEC oil production for the second quarter of 2004 was estimated at 49.7 million b/d, 3.3% higher than the corresponding quarter in 2003.  More than 60% of this growth was generated by the Former Soviet Union (“FSU”). Seaborne oil exports from the FSU in the second quarter of 2004 were estimated at 5.9 million b/d, 5.8% higher than the comparable quarter in 2003.

Weather related congestion and delays in both the Baltic and Black Sea trading areas that bolstered freight rates in the first quarter were largely resolved by the start of the second quarter.  This resulted in increased availability of suitable tonnage and an easing in rates. Venezuelan crude oil production remained at just above the 2 million b/d level, down 4.4% from the second quarter of 2003 and well below the levels attained prior to the political turmoil of the past year-and-a-half.

The world Aframax fleet increased to 615 vessels (61.0 million dwt) at June 30, 2004 from 601 vessels (59.2 million dwt) at the start of 2004, as Aframax deliveries from shipyards exceeded deletions.  Newbuilding orders placed during the first six months of 2004 totaled 35 vessels (3.9 million dwt) compared with 99 vessels (10.6 million dwt) during the full year 2003. The orderbook increased to 160 vessels (17.4 million dwt) at June 30, 2004, equivalent to 28.4%, based on deadweight tons, of the existing Aframax fleet.

Foreign Flag Product Carrier Segment

	Spot Market TCE Rates Panamaxes in the Pacific and Bostonmaxes in the Caribbean
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Panamax Average	$20,400	$21,400	$22,800	$22,100
Panamax High	$28,500	$27,000	$33,000	$27,000
Panamax Low	$14,200	$15,500	$14,200	$15,500

Bostonmax Average	$20,000	$14,800	$24,600	$16,100
Bostonmax High	$24,500	$24,900	$34,500	$24,900
Bostonmax Low	$14,500	$10,000	$14,500	$10,000

Rates for Panamax Product Carriers operating in the Pacific region averaged $20,400 per day during the second quarter of 2004, 19% lower than the previous quarter and 5% lower than the corresponding period in 2003. Demand for residual fuel oil in Japan remained in a downward trend as more nuclear power plants that were previously shut down were restarted. China’s imports of residual fuel oil, however, continued to rise, somewhat offsetting Japan’s decline in usage.

Rates for Bostonmax Product Carriers operating in the Caribbean trades averaged $20,000 per day during the second quarter of 2004, 32% less than the previous quarter but 35% more than the corresponding quarter in 2003. The decline in average rates from the first quarter of 2004 reflected normal seasonal easing of heating demand in North America, reducing requirements for distillate and residual fuel oils. Mitigating this effect to a large extent, North American gasoline demand continued to rise despite high prices, while jet fuel use also picked up relative to the corresponding quarter a year ago.

The world Panamax Product Carrier fleet rose to 284 vessels (18.7 million dwt) at June 30, 2004 from 273 vessels (17.7 million dwt) at the start of 2004. The placing of Panamax newbuilding orders, which exceeded deliveries, reached 42 vessels (2.8 million dwt) during the first six months of 2004 compared with 86 vessels (5.9 million dwt) for the full year 2003.  The orderbook at June 30, 2004 rose to 155 vessels (10.5 million dwt), equivalent to 55.9%, based on deadweight tons, of the existing Panamax fleet.

The world Handysize Product Carrier fleet (which includes Bostonmax Product Carriers) also expanded during the first six months of 2004 to 499 vessels (20.4 million dwt) at June 30, 2004 from 491 vessels (19.9 million dwt) at the start of 2004.  Newbuilding orders placed during the first six months of 2004 totaled 25 vessels (1.1 million dwt) compared with 92 vessels (4.2 million dwt) during the full year 2003.  The orderbook at June 30, 2004 was little changed from December 31, 2003 at 177 vessels (8.2 million dwt), equivalent to 40.1%, based on deadweight tons, of the existing Handysize fleet.

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

As of June 30, 2004, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $44,240,000  and an aggregate fair value of $55,166,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of June 30, 2004 were $680,000.  None of the securities with unrealized losses as of June 30, 2004 had a fair value that had been materially below its carrying value for more than six months.

Income from Vessel Operations:

During the second quarter of 2004, TCE revenues increased by $36,764,000, or 31%, to $157,061,000 from $120,297,000 in the second quarter of 2003, resulting from an increase in average daily TCE rates for vessels operating in the spot market and a 570 day increase in revenue days. During the second quarter of 2004, approximately 80% of the Company’s TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 82% in the second quarter of 2003.  In the second quarter of 2004, approximately 20% of TCE revenues were generated from long-term charters compared with 18% in the second quarter of 2003.

During the first six months of 2004, TCE revenues increased by $104,616,000, or 43%, to $346,043,000 from $241,427,000 in the first six months of 2003 because of an increase in spot market rates and a 986 day increase in revenue days.  In the first six months of 2004, approximately 84% of the Company’s TCE revenues were derived in the spot market compared with 82% in the first six months of 2003.  In the first six months of 2004, approximately 16% of the Company’s TCE revenues were generated from long-term charters compared with 18% in the first six months of 2003.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the second quarter of 2004, income from vessel operations increased by $20,464,000, or 33%, to $83,078,000 from $62,614,000 in the second quarter of 2003. During the first six months of 2004, income from vessel operations increased by $76,265,000, or 61%, to $200,946,000 from $124,681,000 in the first six months of 2003.  The improvement resulted principally from an increase in average daily TCE rates and revenue days for VLCCs and Aframaxes (see Note D to the condensed financial statements for additional information on the Company’s segments).

VLCC Segment

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
TCE revenues (in thousands)	$89,003	$57,602	$197,897	$113,238
Vessel expenses (in thousands)	(9,445)	(6,912)	(18,476)	(12,498)
Time and bareboat charter hire expenses (in thousands)	(8,818)	(1,770)	(13,046)	(4,700)
Depreciation and amortization (in thousands)	(11,587)	(9,570)	(23,172)	(17,645)
Income from vessel operations (in thousands)(a)	$59,153	$39,350	$143,203	$78,395
Average daily TCE rate	$57,163	$48,001	$65,464	$50,328
Average number of vessels(b)	15.0	12.6	14.9	11.5
Average number of vessels chartered in under operating leases	2.8	0.6	2.1	1.0
Number of revenue days(c)	1,557	1,200	3,023	2,250
Number of ship-operating days(d)	1,616	1,205	3,088	2,270

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

During the second quarter of 2004, TCE revenues for the VLCC segment increased by $31,401,000, or 55%, to $89,003,000 from $57,602,000 in the second quarter of 2003.  This improvement in TCE revenues resulted from an increase of $9,162 per day in the average daily TCE rate and an increase in the number of revenue days. All but two of the vessels in the VLCC segment participate in the Tankers pool.  Revenue days increased by 357 principally for the following reasons, offset by an increase of 54 repair days during which vessels were out of service:

•                  the late-February 2004 exchange of joint venture interests (see Note E to the condensed financial statements), which resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe and the inclusion of such vessels in the VLCC segment from the effective date of the transaction; and

•                  the participation interests in charter-in arrangements covering five VLCCs, which commenced between February and May 2004.

The redemption of the other partner’s joint venture interest in the Equatorial Lion and Meridian Lion (as described in Note E) and the simultaneous acquisition of the Meridian Lion from the other partner resulted in the inclusion of both vessels in the VLCC segment from the mid-April 2003 effective date of the transaction.  The Equatorial Lion, which had, prior to the completion of this transaction, been time chartered-in from the joint venture is now owned by a subsidiary of the Company. Vessel expenses increased by $2,533,000 to $9,445,000 in the second quarter of 2004 from $6,912,000 in the prior year’s second quarter principally as a result of the vessel additions discussed above.  Average daily vessel expenses increased by $109 per day in the second quarter of 2004 compared with the second quarter of 2003 principally due to running repairs incurred on one of the vessels and the timing of delivery of stores and spares.  Time and bareboat charter hire expenses increased by $7,048,000 to $8,818,000 in the second quarter of 2004 from $1,770,000 in the second quarter of 2003 as a result of the sale-leaseback agreement discussed below and the inclusion of six chartered-in VLCCs in which the Company has an interest along with certain other members of the Tankers pool partially offset by the termination of the charter-in of the Equatorial Lion from a joint venture.  The Company’s participation in these six time chartered-in VLCCs as of June 30, 2004, is equivalent to 2.0 vessels at a weighted average base rate of $29,459 per day.  The charter-in of three of such VLCCs provides for profit sharing with the vessels owners when TCE rates exceed the base rates in the charters, $24,000 to $30,000 per day.  Depreciation and amortization increased by $2,017,000 to $11,587,000 from $9,570,000 in the second quarter of 2003 principally because of the vessel additions discussed above.  In late-June 2003, the Company entered into a sale-leaseback agreement for one of its VLCCs, the Meridian Lion, which lease is classified as an operating lease.  The gain on the sale was deferred and is being amortized over the eight-year term of the lease as a reduction of time and bareboat charter hire expenses.  The sale-leaseback transaction increased time charter hire expenses by approximately $2,250,000 per quarter, commencing in the third quarter of 2003.

During the first six months of 2004, TCE revenues for the VLCC segment increased by $84,659,000, or 75%, to $197,897,000 from $113,238,000 in the first six months of 2003.  This improvement in TCE revenues resulted from an increase of $15,136 per day in the average daily TCE rate and an increase in the number of revenue days. Revenue days increased by 773 principally for the following reasons, offset by an increase of 45 repair days during which vessels were out of service:

•                  the delivery of one newbuilding in mid-February 2003;

•                  the purchase of the Meridian Lion, previously held by a 50% owned joint venture, in April 2003;

•                  the late-February 2004 exchange of joint venture interests, which resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe and the inclusion of such vessels in the VLCC segment from the effective date of the transaction; and

•                  the participation interests in charter-in arrangements covering five VLCCs, which commenced

•                  between February and May 2004.

Vessel expenses increased by $5,978,000 to $18,476,000 in the first six months of 2004 from $12,498,000 in the first six months of last year. Average daily vessel expenses increased by $478 per day in the first six months of 2004 compared with the first six months of 2003, principally because of increases in running repairs and the timing of delivery of stores and spares.  Time and bareboat charter hire expenses increased by $8,346,000 to $13,046,000 in the first six months of 2004 from $4,700,000 in the first six months of 2003 as a result of the sale and leaseback of the Meridian Lion and charter-in arrangements discussed above. Depreciation and amortization increased by $5,527,000 to $23,172,000 from $17,645,000 in the first six months of 2003 principally because of the vessel additions discussed above.

Aframax Segment

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
TCE revenues (in thousands)	$34,996	$28,231	$76,638	$59,979
Vessel expenses (in thousands)	(6,008)	(5,266)	(12,306)	(10,315)
Time and bareboat charter hire expenses (in thousands)	(1,811)	—	(2,016)	—
Depreciation and amortization (in thousands)	(6,327)	(5,504)	(12,523)	(11,005)
Income from vessel operations (in thousands)	$20,850	$17,461	$49,793	$38,659
Average daily TCE rate	$28,995	$28,203	$32,626	$30,617
Average number of vessels	13.0	11.0	12.8	11.0
Average number of vessels chartered in under operating leases	1.0	—	0.6	—
Number of revenue days	1,207	1,001	2,349	1,959
Number of ship-operating days	1,275	1,001	2,440	1,991

During the second quarter of 2004, TCE revenues for the Aframax segment increased by $6,765,000, or 24%, to $34,996,000 from $28,231,000 in the second quarter of 2003.  This improvement in TCE revenues resulted from an increase in revenue days and an increase of $792 per day in the average daily TCE rate. All of the vessels in the Aframax segment participate in the Aframax International pool. The increase in revenue days of 206 resulted principally from the delivery of two newbuilding Aframaxes (one in October 2003 and one in January 2004) and the Company’s 50% participation interest in two time chartered-in vessels, which charters commenced in March 2004, partially offset by an increase of 68 drydock and repair days during which vessels were out of service. TCE revenues for the second quarter of 2004 reflect a loss of $199,000 generated by forward freight agreements compared with a loss of $877,000 in the second quarter of 2003. Vessel expenses increased by $742,000 to $6,008,000 in the second quarter of 2004 from $5,266,000 in the prior year’s second quarter principally as a result of the vessel additions discussed above.  Average daily vessel expenses, however, decreased by $549 per day principally due to reductions in crew costs, running repairs and loss of hire insurance premiums.  Time and bareboat charter hire expenses for the second quarter of 2004 reflects the Company’s 50% participation interest in two time chartered-in Aframaxes.  These five-year charters commenced in March 2004 at an average rate of $19,875 per day. Depreciation and amortization increased by $823,000 to $6,327,000 from $5,504,000 in the second quarter of 2003 as a result of the vessel additions discussed above.

During the first six months of 2004, TCE revenues for the Aframax segment increased by $16,659,000, or 28%, to $76,638,000 from $59,979,000 in the first six months of 2003.  This improvement in TCE revenues resulted from an increase of $2,009 per day in the average daily TCE rate and an increase in revenue days, partially offset by an increase of 59 drydock days during which vessels were out of service. The increase in revenue days resulted from the vessel additions and 50% participation interest in two vessels discussed above.  TCE revenues for the first six months of 2004 reflect a loss of $179,000 generated by forward freight agreements compared with a loss of $1,830,000 in the first six months of 2003. Vessel expenses increased by $1,991,000 to $12,306,000 in the first six months of 2004 from $10,315,000 in the prior year’s first six months. Average daily vessel expenses, however, decreased by $137 per day principally due to reductions in loss of hire insurance premiums.  Time and bareboat charter hire expenses for the first six months of 2004 reflects the Company’s 50% participation interest in two chartered-in Aframaxes.  Depreciation and amortization increased by $1,518,000 to $12,523,000 from $11,005,000 in the first six months of 2003 as a result of the vessel additions discussed above.

Product Carrier Segment

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
TCE revenues (in thousands)	$8,721	$9,642	$18,095	$20,458
Vessel expenses (in thousands)	(3,017)	(2,918)	(6,051)	(6,363)
Time and bareboat charter hire expenses (in thousands)	—	—	—	—
Depreciation and amortization (in thousands)	(1,998)	(1,781)	(3,886)	(4,179)
Income from vessel operations (in thousands)	$3,706	$4,943	$8,158	$9,916
Average daily TCE rate	$16,967	$17,660	$18,149	$16,701
Average number of vessels	6.0	6.0	6.0	7.0
Average number of vessels chartered in under operating leases	—	—	—	—
Number of revenue days	514	546	997	1,225
Number of ship-operating days	546	546	1,092	1,246

During the second quarter of 2004, TCE revenues for the Product Carrier segment decreased by $921,000, or 10%, to $8,721,000 from $9,642,000 in the second quarter of 2003. This decrease in TCE revenues resulted from a decrease in revenue days (principally attributable to the drydocking of one of the Bostonmaxes in the second quarter of 2004) and a decrease of $693 per day in the average daily TCE rate.  As of June 30, 2004, two of the four Bostonmaxes were operating on time charters (one through December 2004 and the other through October 2005) and both of the Panamaxes were operating on time charters (one through September 2004 and the other through December 2004). Vessel expenses increased by $99,000 to $3,017,000 in the second quarter of 2004 from $2,918,000 in the second quarter of 2003. Average daily vessel expenses increased by $181 per day in the second quarter of 2004 compared with the first quarter of 2003 principally due to increases in crew costs and the timing of delivery of stores and lubricating oils. Depreciation and amortization increased by $217,000 to $1,998,000 from $1,781,000  in the second quarter of 2003 as a result of increased drydock amortization on the Bostonmaxes.

During the first six months of 2004, TCE revenues for the Product Carrier segment decreased by $2,363,000, or 12%, to $18,095,000 from $20,458,000 in the first six months of 2003. This decrease in TCE revenues resulted from a decrease in revenue days attributable to the sale of two (Lucy and Suzanne) of the segment’s vessels late in the first quarter of 2003 and an increase of 74 drydock days during which vessels were out of service, partially offset by an increase of $1,448 per day in the average daily TCE rate. Vessel expenses decreased by $312,000 to $6,051,000 in the first six months of 2004 from $6,363,000 in the first six months of 2003 as a result of the vessel sales. Average daily vessel expenses, however, increased by $434 per day in the first six months of 2004 compared with the first six months of 2003 principally due to the timing of delivery of stores and spares. Depreciation and amortization decreased by $293,000 to $3,886,000 from $4,179,000 in the first six months of 2003 as a result of the vessel sales.

U.S. Flag Crude Tanker Segment

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
TCE revenues (in thousands)	$4,679	$7,013	$10,445	$14,026
Vessel expenses (in thousands)	(4)	8	(20)	(9)
Time and bareboat charter hire expenses (in thousands)	—	(3,569)	—	(7,138)
Depreciation and amortization (in thousands)	(1,279)	—	(2,747)	—
Income from vessel operations (in thousands)	$3,396	$3,452	$7,678	$6,879
Average daily TCE rate	$17,139	$19,267	$17,733	$19,373
Average number of vessels	3.0	—	3.2	—
Average number of vessels chartered in under operating leases	—	4.0	—	4.0
Number of revenue days	273	364	589	724
Number of ship-operating days	273	364	589	724

All of the segment’s vessels are bareboat chartered at fixed rates to Alaska Tanker Company (“ATC”).  On February 12, 2004, the Company sold the Overseas Boston, upon its redelivery from a long-term charter. On July 1, 2003, in accordance with the provisions of FIN 46, the Company consolidated the special purpose entity that owns the U.S. Flag Crude Tankers.  The consolidation of the special purpose entity eliminated time and bareboat charter hire expenses, which were net of amortization of the deferred gain on the 1999 sale-leaseback transaction, and increased depreciation and amortization because the segment’s vessels are now included in the condensed consolidated balance sheet.  See Interest Expense below for a discussion of the increase in interest expense attributable to the consolidation of Alaskan Equity Trust.

All Other

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
TCE revenues (in thousands)	$19,662	$17,809	$42,968	$33,726
Vessel expenses (in thousands)	(6,228)	(6,479)	(12,712)	(13,140)
Time and bareboat charter hire expenses (in thousands)	(3,815)	(334)	(7,629)	(647)
Depreciation and amortization (in thousands)	(4,240)	(5,728)	(7,313)	(10,574)
Income from vessel operations (in thousands)	$5,379	$5,268	$15,314	$9,365
Average daily TCE rate	$22,728	$23,990	$26,767	$23,523
Average number of vessels	5.5	8.0	4.8	8.0
Average number of vessels chartered in under operating leases	4.1	0.2	4.1	0.2
Number of revenue days	865	741	1,605	1,434
Number of ship-operating days	872	747	1,612	1,487

As of June 30, 2004, the Company also owns and operates one U.S. Flag Pure Car Carrier, four U.S. Flag Handysize Product Carriers, operating in the Jones Act trade, one Foreign Flag Suezmax, and two Foreign Flag Dry Bulk Carriers, all on time or bareboat charter, as well as two U.S. Flag Dry Bulk Carriers that transport U.S. foreign aid grain cargoes.

During the second quarter of 2004, TCE revenues increased by $1,853,000, or 10%, to $19,662,000 from $17,809,000 in the second quarter of 2003 principally because of an increase in revenue days attributable to the purchase of two U.S. Flag Product Carriers in April 2004, which vessels are currently operating on bareboat charters that extend to December 2009. Vessel expenses decreased by $251,000 to $6,228,000 in the second quarter of 2004 from $6,479,000 in the second quarter of 2003 because of the December 2003 sale-leaseback agreements for the two Foreign Flag Dry Bulk Carriers.  Time and bareboat charter hire expenses increased by $3,481,000 to $3,815,000 in the second quarter of 2004 from $334,000 in the prior year’s second quarter because of charter-in agreements covering four of the segment’s vessels that commenced in the fourth quarter of 2003 (the two U.S. Flag Dry Bulk Carriers at the expiry of 25-year capital leases and the two Foreign Flag Dry Bulk Carriers).  Depreciation and amortization decreased by $1,488,000 to $4,240,000 in the second quarter of 2004 from $5,728,000 in the second quarter of 2003 principally because of the expiry of capital leases on the two U.S. Flag Dry Bulk Carriers and the sale-leasebacks, partially offset by the impact of the purchase of two U.S. Flag Product Carriers in April 2004.

TCE revenues increased by $9,242,000, or 27%, to $42,968,000 in the first six months of 2004 from $33,726,000 in the first six months of 2003 principally because of an increase of $2,590 per day in the average daily TCE rate and an increase in revenue days resulting from the purchase of the two   U.S. Flag Product Carriers.  Vessel expenses decreased by $428,000 to $12,712,000 in the first six months of 2004 from $13,140,000 in the first six months of 2003 because of the December 2003 sale- leaseback agreements.  Time and bareboat charter hire expenses increased by $6,982,000 to $7,629,000 in the first six months of 2004 from $647,000 in the first six months of 2003 because of charter-in agreements covering four of the segment’s vessels.  Depreciation and amortization expense decreased by $3,261,000 to $7,313,000 in the first six months of 2004 from $10,574,000 in the first six months of 2003 because of the expiry of capital leases on the two U.S. Flag Dry Bulk Carriers and the sale- leasebacks, partially offset by the impact of the purchase of two U.S. Flag Product Carriers in April 2004.

The two Foreign Flag Dry Bulk Carriers commenced three-year time charters in early 2004, at which time they were withdrawn from the pool of Capesize vessels in which they had participated since 2000.

General and Administrative Expenses

During the second quarter of 2004, general and administrative expenses increased by $1,546,000 to $9,406,000 from $7,860,000 in the second quarter of 2003 principally because of the following items:

•                  consulting fees aggregating $968,000 incurred in 2004;

•                  consultation services aggregating $365,000, performed by the former chief executive officer in accordance with an agreement dated June 23, 2003; and

•                  costs of $402,000 incurred in the second quarter of 2004 in connection with an investigation by the U. S. Department of Justice (see Note P to the condensed consolidated financial statements).

These increases were partially offset by a reserve for an expected loss of $544,000 on the sublease of overseas office space that was recorded in the second quarter of 2003.

During the first six months of 2004, general and administrative expenses increased by $4,667,000 to $23,200,000 from $18,533,000 in the first six months of 2003 principally because of the following items:

•                  consulting fees aggregating $1,452,000 incurred in 2004;

•                  a settlement loss of $4,077,000, recognized in connection with the payment of the former chief executive officer’s unfunded, nonqualified pension plan obligation in January 2004; and

•                  consultation services aggregating $733,000, performed by the former chief executive officer in accordance with an agreement dated June 23, 2003; and

•                  costs of $1,067,000 incurred in the first six months of 2004 in connection with certain investigations by the Department of Transport of the Government of Canada and the U.S. Department of Justice.

These increases were partially offset by:

•                  2003 bonus payments aggregating $1,940,000, in recognition of the substantial completion of the Company’s five-year cost reduction program;

•                  severance payments and additional compensation aggregating approximately $642,000, recognized in 2003 in connection with the January 2003 resignation of a senior vice president; and

•                  a reserve for an expected loss of $544,000 on the sublease of overseas office space.

Equity in Income of Joint Ventures:

During the second quarter of 2004, equity in income of joint ventures decreased by $5,124,000 to $3,018,000 from $8,142,000 in the second quarter of 2003, principally due to a reduction in revenue days partially offset by an increase in average TCE rates earned by the joint venture vessels operating in the spot market.  The reduction in revenue days was attributable to the termination of joint venture agreements covering nine vessels since June 30, 2003 (see Note E to the condensed financial statements).  Five of these vessels are now included in the VLCC segment.  The other four VLCCs are owned by OSG’s joint venture partners.

During the first six months of 2004, equity in income of joint ventures decreased by $13,159,000 to $6,998,000 from $20,157,000 in the first six months of 2003, principally due to a reduction in revenue days partially offset by an increase in average daily TCE rates earned by the joint venture vessels operating in the spot market.

The following is a summary of the Company’s interest in its joint ventures, excluding ATC (see discussion below), and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are actual ownership percentages for the two operating joint ventures as of June 30, 2004 and averages as of June 30, 2003. The Company’s actual ownership percentages for these joint ventures as of June 30, 2003 ranged from 30% to 50%.

	THREE MONTHS ENDED JUNE 30, 2004		THREE MONTHS ENDED JUNE 30, 2003
	REVENUE DAYS	% OF OWNERSHIP	REVENUE DAYS	% OF OWNERSHIP
VLCCs operating in the spot market	27	30.0%	268	37.1%
Two VLCCs owned jointly with a major oil company operating on long-term charters	—	0.0%	14	50.0%
One Aframax participating in Aframax International pool	46	50.0%	45	50.0%
Total	73	40.0%	327	40.6%

	SIX MONTHS ENDED JUNE 30, 2004		SIX MONTHS ENDED JUNE 30, 2003
	REVENUE DAYS	% OF OWNERSHIP	REVENUE DAYS	% OF OWNERSHIP
VLCCs operating in the spot market	80	30.0%	535	37.1%
Two VLCCs owned jointly with a major oil company operating on long-term charters	—	0.0%	104	50.0%
One Aframax participating in Aframax International pool	91	50.0%	90	50.0%
Total	171	40.0%	729	40.6%

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

Interest Expense:

The components of interest expense are as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Interest before impact of swaps and capitalized interest	$14,461	$13,440	$27,695	$24,797
Impact of swaps	4,398	3,019	8,880	5,945
Capitalized interest	—	(1,047)	(201)	(2,180)
Interest expense	$18,859	$15,412	$36,374	$28,562

Interest expense increased by $3,447,000 to $18,859,000 in the second quarter of 2004 from $15,412,000 in the second quarter of 2003 as a result of the issuance in February 2004 of $150,000,000 of 20-year senior unsecured notes with a coupon of 7.5% and a decrease of $1,047,000 in interest capitalized in connection with vessel construction.  The average amount of debt outstanding in the second quarter of 2004 decreased by $3,000,000 compared with the second quarter of 2003.  The average rate paid on floating rate debt in the second quarter of 2004 was 2.6%, an increase of 20 basis points from the rate of 2.4% in the comparable quarter of 2003. The impact of floating-to-fixed interest rate swaps increased interest expense by $4,398,000 in the second quarter of 2004 compared with an increase of $3,019,000 in the second quarter of 2003.  The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at June 30, 2004 was 7.1% compared with 6.3% at June 30, 2003.

Interest expense increased by $7,812,000 to $36,374,000 in the first six months of 2004 from $28,562,000 in the first six months of 2003 as a result of an increase in the average amount of debt outstanding of $55,000,000, the impact of the issuance of $200,000,000 of ten-year notes with a coupon of 8.25% in March 2003 and the application of the resulting procedes to repay amounts outstanding under long-term credit facilities (which bear interest at a margin above LIBOR), and a decrease of $1,979,000 ($201,000 in the first six months of 2004 compared with $2,180,000 in the first six months of 2003) in interest capitalized in connection with vessel construction. The average paid on floating rate debt in the first six months of 2004 was 2.6%, substantially unchanged from the rate of 2.5% in the comparable period of 2003.  The impact of floating-to-fixed interest rate swaps increased interest expense by $8,880,000 in the first six months of 2004 compared with an increase of $5,945,000 in the first six months of 2003.

Interest expense for the three month and six month periods ended June 30, 2004 includes $458,000 and $986,000, respectively, attributable to the special purpose entity that owns the U.S. Flag Crude Tankers, which was consolidated effective July 1, 2003 (see Note C to the condensed financial statements).

Provision for Federal Income Taxes:

The increase in the effective tax rates (provision for income taxes divided by income before federal income taxes) for the second quarter of 2004 and the first six months of 2004 compared with the comparable periods of 2003 reflects reductions in income not subject to U.S. income taxes of $8,300,000 and $14,800,000, respectively.  These reductions were principally attributable to the termination in the first quarter of 2004 of certain foreign joint ventures in which OSG had less than a 50% interest (see Note E to the condensed financial statements).

The provisions for income taxes reflect reductions in the valuation allowance offset (established in 2002) against the deferred tax asset resulting from the write-down of certain marketable securities. The reductions in the valuation allowance reflect capital gains realized or anticipated in 2004 and increases in fair values of securities previously written down and the effect of securities sold in 2003. The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future.  The reductions in the valuation allowance follow:

IN THOUSANDS
THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
2004	2003	2004	2003
$284	$63	$934	$2,324

Newly Issued Accounting Standard:

On December 8, 2003, the President of the U.S. signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In accordance with Financial Accounting Standards Board Staff Position 106-2, which is effective for the first interim or annual period beginning after June 15, 2004, the accrued benefit obligation at June 30 , 2004 and December 31, 2003 and the net periodic postretirement benefit cost for the three month and six month periods ended June 30, 2004 and 2003 that are included in the condensed consolidated financial statements do not reflect the effects of the Act on the Company’s postretirement health care plan.  The Company has not completed its evaluation of the impact of the Act on such plan.

Liquidity and Sources of Capital:

Working capital at June 30, 2004 was approximately $362,000,000 compared with $43,000,000 at December 31, 2003. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $255,000,000 at June 30, 2004.  Net cash provided by operating activities in the first six months of 2004 was more than $189,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2004) compared with $136,000,000 in the first six months of 2003. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to June 30, 2004, compared with the actual TCE rates achieved during the first six months of 2004, will have a negative comparative impact on the amount of cash provided by operating activities.

In January 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,513,000, after deducting expenses. In February 2004, pursuant to the existing shelf registration, the Company issued $150,000,000 principal amount of senior unsecured notes.  The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%.  The Company received proceeds of approximately $146,659,000, after deducting expenses. The proceeds from these offerings will be used for general corporate purposes

The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure the senior unsecured notes equally and comparably with any indebtedness under existing revolving credit facilities in the event OSG is required to secure the debt outstanding under such credit facilities as a result of a downgrade in the credit rating of the Company’s senior unsecured debt.

As of June 30, 2004, OSG had $680,000,000 of long-term unsecured credit availability, of which $470,000,000 was unused. The Company’s three long-term revolving credit facilities mature in 2006 ($350,000,000) and 2008 ($330,000,000).  The Company also has an unsecured short-term credit facility of $45,000,000, of which approximately $18,400,000 was unused at June 30, 2004.

In July 2004, the Company concluded a new $100,000,000 seven-year unsecured revolving credit facility.  The terms, conditions and financial covenants contained in this agreement are more favorable than those contained in the long-term revolving credit facility that matures in December 2006.  Borrowings under the new facility will bear interest at a rate based on LIBOR plus a margin.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of June 30, 2004.  Existing financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

In addition, the secured nature of a portion of OSG’s debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company’s ability to obtain other financing.

Off-Balance Sheet Arrangements

As of June 30, 2004, two of the joint ventures in which the Company participates had total bank debt of $20,126,000. The Company’s percentage interests in these joint ventures were 30% and 50%.  The Company has guaranteed $1,800,000 of the joint venture debt at June 30, 2004.  The balance of the joint venture debt is nonrecourse to the Company.  In connection with bank financing for four ULCCs, which were delivered in July 2004 to a joint venture in which the Company has a 49.9% interest, the partners severally issued guaranties in July aggregating $190,000,000.  The amount of such guaranties will decrease as the outstanding balance of the bank loans is reduced below $190,000,000 (see Note E to the condensed financial statements).

Aggregate Contractual Obligations

As of June 30, 2004, the Company had chartered in 15 vessels (the Company’s participation interest in eight VLCCs and two Aframaxes averaged 35% and 50%, respectively) on leases that are, or will upon the vessels deliveries be, accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options.  The Company’s long-term contractual obligations as of June 30, 2004 with respect to these operating lease obligations are as follows (in thousands):

Balance of 2004	$27,659
2005	57,031
2006	51,247
2007	41,970
2008	38,690
Beyond 2008	61,286
Total	$277,883

The Company advanced approximately $61,000,000 in the third quarter of 2004 in connection with the delivery of the four ULCCs to a joint venture in which the Company has a 49.9% interest.

The Company has used interest rate swaps to effectively convert a portion of its debt from a floating to fixed-rate basis.  These agreements contain no leverage features and have various maturity dates from July 2005 to August 2014.  As of June 30, 2004, the interest rate swaps effectively convert the Company’s interest rate exposure on $414,000,000 from a floating rate based on LIBOR to an average fixed rate of 6.5%.

EBITDA

EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity.  EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy debt service, capital expenditure and working capital requirements.  While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table is a reconciliation of net income, as reflected in the condensed consolidated statements of operations, to EBITDA (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net income	$45,404	$41,840	$121,592	$86,075
Provision for federal income taxes	23,900	18,300	62,400	34,311
Interest expense	18,859	15,412	36,374	28,562
Depreciation and amortization	25,431	22,583	49,641	43,403
EBITDA	$113,594	$98,135	$270,007	$192,351

Ratios of Earnings to Fixed Charges

The ratios of earnings to fixed charges for the six months ended June 30, 2004 and 2003 were 5.6x and 4.1x, respectively.  The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges.  Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

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

The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company’s leverage. As of June 30, 2004, there was $173,000,000 outstanding under such facility.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 are unaudited; however, such financial statements have been reviewed by the Company’s independent public accounting firm.

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

Item 4.             Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2004 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004.

PART II

Item 1.             Legal Proceedings

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s Foreign Flag Product Carrier, the Uranus, and the Company’s handling of waste oils. The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet.  A number of crew members have appeared as witnesses before the grand jury.  The Company is cooperating with the investigation.

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

Item 4.             Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 1, 2004, the stockholders elected twelve directors, each for a term of one year, ratified the appointment of Ernst & Young LLP as independent auditors for the year 2004, approved the Overseas Shipholding Group, Inc. 2004 Stock Incentive Plan and approved the Overseas Shipholding Group, Inc. Executive Performance Incentive Plan.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  A total of 36,692,959 shares were voted with respect to each of the aforementioned matters, and except as set forth below, there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

NUMBER OF SHARES
NAME OF NOMINEE FOR DIRECTOR	VOTED FOR	WITHHELD AUTHORITY TO VOTE

Oudi Recanati	25,971,468	10,721,491
Morten Arntzen	36,375,212	317,747
Robert N. Cowen	36,347,873	345,086
G. Allen Andreas III	36,672,569	20,390
Alan R. Batkin	36,646,419	46,540
Thomas B. Coleman	36,646,856	46,103
Charles Fribourg	36,644,319	48,640
Stanley Komaroff	33,326,561	3,366,398
Solomon N. Merkin	36,346,211	346,748
Joel I. Picket	35,457,389	1,235,570
Ariel Recanati	36,252,691	440,268
Michael J. Zimmerman	35,667,600	1,025,359

The resolution to ratify the appointment of Ernst & Young LLP as independent auditors was adopted by a vote of  32,720,345 shares in favor, 3,965,805 shares against and 6,809 shares abstained.  The resolution to approve the Overseas Shipholding Group, Inc. 2004 Stock Incentive Plan was adopted by a vote of 30,282,326 shares in favor, 3,669,330 shares against, 43,901 shares abstained and 2,697,402 broker non-votes.  The resolution to approve the Overseas Shipholding Group, Inc. Executive Performance Incentive Plan was adopted by a vote of 31,003,074 shares in favor, 2,946,866 shares against, 45,615 shares abstained and 2,697,404 broker non-votes.

Item 6(a).     Exhibits

See Exhibit Index on page 40.

Item 6(b).     Reports on Form 8-K

During the quarter ended June 30, 2004, the Registrant filed two Current Reports on Form 8-K. The Registrant disclosed under Item 12 of the Current Report, which was dated May 6, 2004, that it had issued a press release on May 6, 2004 with respect to the Registrant’s results for the quarter ended March 31, 2004.  The Registrant disclosed under Item 5 of the Current Report, which was dated May 14, 2004, certain additional information about fees the Registrant paid to its independent auditors, Ernst & Young LLP, for services rendered in 2003 as disclosed in its proxy statement for its 2004 Annual Meeting of Stockholders.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 2004 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows and changes in shareholders’ equity for the six month periods ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in Note C to the condensed consolidated financial statements, on July 1, 2003 the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended not presented herein, and in our report dated February 11, 2004, except for the third paragraph of Note T, as to which the date is February 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York
July 28, 2004

OVERSEAS SHIPHOLDING GROUP, INC.

     AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date:	August 2, 2004	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date:	August 2, 2004	/s/ Myles R. Itkin
Myles R. Itkin
Senior Vice President, Chief Financial Officer and
Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES\

EXHIBIT INDEX

10	Amendment No. 1 to the 1999 Non-Employee Director Stock Option Plan of the Registrant.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith.  The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.