Form 10-Q
period 2004-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2004-10-28
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant  is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).              YES  ☒   NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares outstanding as of October 26, 2004 –  39,371,393

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$418,763	$74,003
Voyage receivables, including unbilled of $68,483 and $45,877	72,869	51,990
Other receivables	12,103	7,634
Inventories and prepaid expenses	8,596	7,796
Total Current Assets	512,331	141,423

Capital Construction Fund	260,504	247,433
Vessels, at cost, less accumulated depreciation of $472,904 and $439,495	1,485,483	1,336,824
Vessels under Capital Leases, less accumulated amortization of $53,048 and $50,372	25,273	27,949
Investments in Joint Ventures	114,620	183,831
Other Assets	65,121	63,226
Total Assets	$2,463,332	$2,000,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and sundry liabilities and accrued expenses	$38,238	$49,801
Federal income taxes	51,493	13,172
Short-term debt and current installments of long-term debt	29,477	31,318
Current obligations under capital leases	4,599	3,917
Total Current Liabilities	123,807	98,208

Long-term Debt	863,830	739,733
Obligations under Capital Leases	44,050	47,855
Deferred Federal Income Taxes ($175,667 and $151,304), Deferred Credits and Other Liabilities	216,892	197,815

Shareholders’ Equity	1,214,753	917,075
Total Liabilities and Shareholders’ Equity	$2,463,332	$2,000,686

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT. 30, 2004	SEPT. 30, 2003	SEPT. 30, 2004	SEPT. 30, 2003
Shipping Revenues:
Time and bareboat charter revenues, including vessels operating in pools and $4,679, $7,013, $15,124 and $21,039 received from a 37.5% owned joint venture	$163,072	$75,528	$488,572	$294,217
Voyage charter revenues	8,881	14,551	41,733	48,996
	171,953	90,079	530,305	343,213
Voyage expenses	(4,065)	(5,903)	(16,374)	(17,610)
Time Charter Equivalent Revenues	167,888	84,176	513,931	325,603
Ship Operating Expenses:
Vessel expenses	24,697	23,345	74,264	65,668
Time and bareboat charter hire expenses, including $20 and $1,766 in 2003 paid to a 50% owned joint venture	16,818	3,481	39,507	15,968
Depreciation and amortization	25,368	23,641	75,009	67,044
General and administrative	9,294	7,697	32,494	26,230
Total Ship Operating Expenses	76,177	58,164	221,274	174,910
Income from Vessel Operations	91,711	26,012	292,657	150,693
Equity in Income of Joint Ventures	12,024	4,417	19,022	24,574
Operating Income	103,735	30,429	311,679	175,267
Other Income	16,295	3,876	28,717	7,986
	120,030	34,305	340,396	183,253
Interest Expense	18,809	16,480	55,183	45,042
Income before Federal Income Taxes	101,221	17,825	285,213	138,211
Provision for Federal Income Taxes	32,700	3,789	95,100	38,100
Net Income	$68,521	$14,036	$190,113	$100,111

Weighted Average Number of Common Shares Outstanding:
Basic	39,368,594	34,955,851	39,021,687	34,648,379
Diluted	39,424,207	35,273,133	39,083,569	34,937,901

Per Share Amounts:
Basic net income	$1.74	$0.40	$4.87	$2.89
Diluted net income	$1.74	$0.40	$4.86	$2.87
Cash dividends declared	—	$0.175	$0.525	$0.65

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPT. 30, 2004	SEPT. 30, 2003

Net cash provided by operating activities	$256,534	$181,578

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities	—	34,674
Expenditures for vessels, including $9,332 and $19,178 related to vessels under construction	(51,130)	(76,774)
Proceeds from disposal of vessels	44,104	80,296
Acquisition of interests in joint ventures that own three VLCCs	(2,292)	—
Investments in and advances to joint ventures	(123,213)	(16,656)
Distributions from joint ventures	—	6,612
Purchases of other investments	(256)	(846)
Proceeds from dispositions of other investments	8,535	10,541
Other – net	(584)	(568)
Net cash provided by/(used in) investing activities	(124,836)	37,279

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	115,513	—
Issuance of long-term debt, net of issuance costs	158,784	194,849
Payments on debt and obligations under capital leases	(43,002)	(356,337)
Cash dividends paid	(20,642)	(16,425)
Issuance of common stock upon exercise of stock options	3,277	11,975
Other – net	(868)	(1,562)
Net cash provided by/(used in) financing activities	213,062	(167,500)

Net increase in cash and cash equivalents	344,760	51,357
Cash and cash equivalents at beginning of period	74,003	36,944
Cash and cash equivalents at end of period	$418,763	$88,301

Supplemental schedule of noncash investing activities:

In 2004, the Company exchanged its interest in three joint ventures for its partner’s interest in three other joint ventures.  In conjunction with the exchange, the Company paid cash of $2,292 to its partner, as follows:

Fair value of assets received	$199,906
Cost of investments in joint ventures	(197,614)
Cash paid	$2,292

In 2003, the Company acquired its partner’s interest in one joint venture through the joint venture’s redemption of our partner’s shares in exchange for one of the venture’s two vessel owning subsidiaries, as follows:

Fair value of assets received	$66,321
Cost of investments in joint ventures	(66,321)

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common	Paid-in Additional	Retained	Unearned Compensation Restricted	Treasury Stock		Accumulated Other Comprehensive
	Stock*	Capital	Earnings	Stock	Shares	Amount	Income/(Loss)**	Total
Balance at January 1, 2004	$39,591	$108,549	$829,824	$—	3,685,326	$(48,454)	$(12,435)	$917,075
Net Income			190,113					190,113
Net Unrealized Holding Gains on Available-For-Sale Securities							2,972	2,972
Effect of Derivative Instruments							4,996	4,996
Comprehensive Income								198,081 ***
Cash Dividends Declared			(20,642)					(20,642)
Issuance of Common Stock	1,200	87,299			(2,000,000)	27,014		115,513
Issuance of Restricted Stock Award		1,148		(1,785)	(50,000)	637		—
Amortization of Restricted Stock Award				312				312
Options Exercised and Employee Stock Purchase Plan		416			(215,610)	2,861		3,277
Tax Benefit Related to Options Exercised		1,137						1,137
Balance at September 30, 2004	$40,791	$198,549	$999,295	$(1,473)	1,419,716	$(17,942)	$(4,467)	$1,214,753

Balance at January 1, 2003	$39,591	$106,154	$731,201	$—	5,139,684	$(70,270)	$(22,527)	$784,149
Net Income			100,111					100,111
Cumulative Effect of Change in Accounting Principle, net of tax benefit of $902							(1,674)	(1,674)
Net Unrealized Holding Gains on Available-For-Sale Securities							3,053	3,053
Effect of Derivative Instruments							932	932
Comprehensive Income								102,422 ***
Cash Dividends Declared			(22,608)					(22,608)
Deferred Compensation Related to Options Granted		226						226
Options Exercised and Employee Stock Purchase Plan		(1,332)			(883,285)	13,307		11,975
Tax Benefit Related to Options Exercised		2,755						2,755
Balance at September 30, 2003	$39,591	$107,803	$808,704	$—	4,256,399	$(56,963)	$(20,216)	$878,919

*                      Par value $1 per share; 60,000,000 shares authorized; 40,790,759 and 39,590,759 shares issued at September 30, 2004 and December 31, 2003, respectively.

**               Amounts are net of tax.

***        Comprehensive income for the three month periods ended September 30, 2004 and 2003 was $67,741 and  $16,384, respectively.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A – Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Note B – Significant Accounting Policies:

Stock-based compensation - As of September 30, 2004, the Company had one stock-based employee compensation plan and one non-employee director plan under which options have been granted.  The Company accounts for those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock.  The following table presents the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), to stock-based compensation.

	IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net income, as reported	$68,521	$14,036	$190,113	$100,111
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(102)	(16)	(252)	(141)
Pro forma net income	$68,419	$14,020	$189,861	$99,970
Per share amounts:
Basic – as reported	$1.74	$0.40	$4.87	$2.89
Basic – pro forma	$1.74	$0.40	$4.87	$2.89
Diluted – as reported	$1.74	$0.40	$4.86	$2.87
Diluted – pro forma	$1.74	$0.40	$4.86	$2.86

Newly issued accounting standards - On December 8, 2003, the President of the U.S. signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In accordance with Financial Accounting Standards Board Staff Position 106-2, which is effective for the first interim or annual period beginning after June 15, 2004, the accrued benefit obligation at September 30, 2004 and December 31, 2003 and the net periodic postretirement benefit cost for the three month and nine month periods ended September 30, 2004 and 2003 that are included in the condensed consolidated financial statements do not reflect the effects of the Act on the Company’s postretirement health care plan.  The Company has not completed its evaluation of the impact of the Act on such plan.

Note C – Change in Accounting Principle:

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities.  This represents a significant change from the prior rules, which required consolidation by the entity with voting control; and, according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance sheet financing.  On July 1, 2003, the Company consolidated the special purpose entity (“Alaskan Equity Trust”) that now owns these vessels and holds the associated bank debt used to purchase them. The vessels were recorded in the condensed consolidated balance sheet based on their carryover bases, that is, as if FIN 46 had been effective at the time of the 1999 sale-leaseback.  The special purpose entity’s debt of $19,916,000 as of September 30, 2004 is secured by the vessels but is otherwise nonrecourse to OSG.  In addition, OSG did not issue any repayment or residual-value guaranties.  Therefore, OSG is not exposed to any loss as a result of its involvement with Alaskan Equity Trust.  The cumulative effect of this change in accounting principle on the Company’s consolidated balance sheet as of July 1, 2003 was to increase total assets by $25,079,000 (principally to reflect the reconsolidation of the vessels), to increase liabilities by $26,753,000 (principally to reflect debt of Alaskan Equity Trust of $45,034,000 partially offset by the elimination of the unamortized balance of the deferred gain on the 1999 sale-leaseback of $21,141,000) and to reduce shareholders’ equity by $1,674,000 (to reflect the fair value of Alaskan Equity Trust’s floating-to-fixed interest rate swaps included in accumulated other comprehensive income/(loss)). The cumulative effect of such accounting change on net income was insignificant.

Note D – Segment Reporting:

The Company has four reportable segments:  Foreign Flag VLCCs, Aframaxes, and Product Carriers, which participate in the international market, and U.S. Flag vessels. Following the acquisition of two U.S. Flag Product Carriers in the second quarter of 2004, the Company revised its reportable segments in the third quarter of 2004.  Segment information as of September 30, 2003 and for the three and nine month periods then ended have been reclassified to conform to the 2004 presentation. Information about the Company’s reportable segments as of and for the three month and nine month periods ended September 30, 2004 and 2003 follows:

	Foreign Flag
In thousands	VLCCs	Aframaxes	Product Carriers	Other	U.S. Flag	Totals
Three months ended Sept. 30, 2004:
Shipping revenues *	$96,675	$38,502	$10,583	$6,665	$19,528	$171,953
Time charter equivalent revenues	96,112	38,468	9,020	6,408	17,880	167,888
Depreciation and amortization	11,230	6,363	1,947	841	4,987	25,368
Income from vessel operations	65,379	23,398	3,747	2,153	6,328	101,005	**
Equity in income of joint ventures	9,592	868	—	—	1,564	12,024
Gain on disposal of vessels	12,584	—	—	—	—	12,584
Total assets at September 30, 2004	1,055,561	483,094	63,865	18,027	106,204	1,726,751

Nine months ended Sept. 30, 2004:
Shipping revenues *	295,784	115,160	31,949	24,503	62,909	530,305
Time charter equivalent revenues	294,009	115,106	27,115	22,514	55,187	513,931
Depreciation and amortization	34,402	18,886	5,833	2,525	13,363	75,009
Income from vessel operations	208,582	73,191	11,905	9,527	21,946	325,151	**
Equity in income of joint ventures	12,302	2,670	—	—	4,050	19,022
Gain on disposal of vessels	12,584	—	27	(36)	2,901	15,476

Three months ended Sept. 30, 2003:
Shipping revenues *	31,769	20,552	9,546	5,967	22,245	90,079
Time charter equivalent revenues	31,558	20,397	7,279	5,936	19,006	84,176
Depreciation and amortization	9,476	5,501	1,794	1,768	5,102	23,641
Income from vessel operations	11,247	9,359	2,323	2,673	8,107	33,709	**
Equity in income of joint ventures	2,172	355	—	—	1,890	4,417
Gain on disposal of vessels	—	7	—	—	7	14
Total assets at September 30, 2003	908,616	466,376	65,238	98,300	88,892	1,627,422

Nine months ended Sept. 30, 2003:
Shipping revenues *	146,871	80,453	36,258	16,214	63,417	343,213
Time charter equivalent revenues	144,796	80,376	27,737	16,125	56,569	325,603
Depreciation and amortization	27,121	16,506	5,973	5,299	12,145	67,044
Income from vessel operations	89,642	48,018	12,239	7,093	19,931	176,923	**
Equity in income of joint ventures	17,641	2,209	—	60	4,664	24,574
Loss on disposal of vessels	—	7	(858)	—	7	(844)

*                      For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

**               Segment totals for income from vessel operations are before general and administrative expenses.

The joint venture that is operating four V Pluses (large crude oil tankers of more than 350,000 deadweight tons - “dwt”) is included in the VLCC segment because of the similarity in their trade.

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	IN THOUSANDS AS OF
	SEPT. 30, 2004	SEPT. 30, 2003
Total assets of all segments	$1,726,751	$1,627,422
Corporate cash and securities, including Capital Construction Fund	679,267	328,257
Other unallocated amounts	57,314	77,339
Consolidated total assets	$2,463,332	$2,033,018

Note E – Joint Ventures and Certain Pooling Arrangements:

As of September 30, 2004, the Company is a partner in joint ventures that own and operate six Foreign Flag vessels (four V Pluses, one VLCC, and one Aframax).

A condensed summary of the results of operations of joint ventures follows:

	IN THOUSANDS
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Time charter equivalent revenues	$74,825	$63,902	$174,969	$241,011
Ship operating expenses	(46,462)	(51,744)	(126,904)	(161,175)
Loss on vessel disposal	—	—	—	(5,132)
Income from vessel operations	28,363	12,158	48,065	74,704
Other income	157	47	173	217
Interest expense *	(3,213)	(2,530)	(3,940)	(16,735)
Net income	$25,307	$9,675	$44,298	$58,186

*                      Includes interest on subordinated loans payable to the joint venture partners of $1,436 (three months ended September 30, 2004), $1,023 (three months ended September 30, 2003), $1,491 (nine months ended September 30, 2004) and $10,470 (nine months ended September 30, 2003).  The Company’s share of such interest is eliminated in recording the results of the joint ventures by the equity method.

As of September 30, 2004, the joint ventures in which the Company participates had total bank debt of $308,888,000 and subordinated loans payable to all joint venture partners of $174,000,000.  The Company’s percentage interests in these joint ventures ranged from 30% to 50%.  The Company’s guaranties in connection with the joint ventures’ bank financings, which are otherwise nonrecourse to the joint venture partners, aggregated $96,556,000 at September 30, 2004.  These guaranties remain outstanding until the related debt matures at dates ranging between March 2005 and September 2016.

Through April 2003, the Company had a 50% interest in a joint venture with a major oil company that owned two VLCCs that were operating on long-term charters, one to OSG (which vessel has been time chartered to the major oil company) and one to such major oil company.  In April 2003, OSG effectively acquired its partner’s 50% interest in the joint venture, resulting in such vessels becoming 100% owned.  Accordingly, the results of these two vessels are included in the condensed consolidated statements of operations from the effective date of the transaction.  The acquisition was accomplished through the joint venture’s redemption of our partner’s shares in exchange for one of the venture’s two vessel owning subsidiaries, followed by our purchase from the partner of such vessel for $56,500,000.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the joint venture recognized a loss on disposal of $5,132,000 based on the excess of the carrying amount of the vessel transferred to our former partner over its fair value.  The Company’s share of such charge of $2,566,000 is reflected in equity in income of joint ventures in the condensed consolidated statement of operations for the nine months ended September 30, 2003.

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

In April 2004, the Company formed a joint venture with a Tankers pool partner to acquire four 442,000 dwt V Pluses, three built in 2002 and one built in 2003.  OSG has a 49.9% interest in this joint venture.  The joint venture took delivery of the four V Pluses in July 2004. The total purchase price for these vessels of $448,000,000 was financed by the joint venture through a long-term bank loan of $290,000,000 and subordinated partner loans and capital contributions. Amounts advanced by the Company as of September 30, 2004 aggregated $89,321,000.  In connection with the bank financing, the partners severally issued guaranties on a pro rata basis aggregating $190,000,000.  The amount of such guaranties will decrease as the outstanding balance of the bank loan is reduced below $190,000,000.  As of September 30, 2004, the carrying value of the Company’s pro rata share of such guaranties, which is included in other liabilities in the accompanying condensed consolidated balance sheet, was $325,000.

The Company’s two Foreign Flag Dry Bulk Carriers were withdrawn from a pool of Capesize Dry Bulk Carriers in February 2004, upon commencement of three-year time charters.

Note F – Capital Construction Fund:

Based on a number of factors, including the magnitude of the drop in market values below the Company’s cost bases and the length of time that the declines had been sustained, management concluded that declines in fair value of certain securities with aggregate cost bases of $16,187,000 as of March 31, 2003 were other than temporary.  Accordingly, during the nine months ended September 30, 2003 the Company recorded impairment losses aggregating $4,756,000 in the accompanying condensed consolidated statement of operations.

During the first nine months of 2003, the Company sold certain of the securities for which write-downs aggregating $26,140,000 had previously been recorded.  These sales resulted in the recognition of gains of $1,947,000 in the three months ended September 30, 2003 and $11,872,000 in the nine months ended September 30, 2003 (see Note N).

Note G – Derivatives:

During the third quarter of 2004, the Company transferred a loss of $339,000 from accumulated other comprehensive income/(loss) to other income in the accompanying condensed statements of operations for an interest rate swap maturing in July 2005 with a notional amount of $8,750,000 that no longer qualified as an effective cash flow hedge because the underlying debt was repaid.  As of September 30, 2004, the Company is a party to other floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $396,047,000 pursuant to which it pays fixed rates ranging from 4.6% to 8.3% and receives floating rates based on LIBOR (approximately 2.0% as of September 30, 2004).  These agreements contain no leverage features and have various maturity dates ranging from August 2005 to August 2014.  As of September 30, 2004, the Company has recorded a liability of $16,643,000 related to the fair values of all of these swaps in other liabilities.

Shipping revenues for the three month and nine month periods ended September 30, 2004 have been reduced by $648,000 because of forward freight agreements with a remaining notional value of $600,000 that extend to December 2004. Other forward freight agreements, which were entered into in the first quarter of 2004, with a remaining notional value of $2,026,000 that also extend to December 2004 met the 80% effectiveness threshold required by FAS 133 and, therefore, are being accounted for as cash flow hedges. The fair value of all of these agreements, a liability of $1,644,000, was reflected in other liabilities as of September 30, 2004.

Note H – Debt:

In February 2004, the Company issued $150,000,000 principal amount of senior unsecured notes pursuant to a Form S-3 shelf registration filed on January 13, 2004.  The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%.  The Company received proceeds of approximately $146,659,000, after deducting expenses.

In July 2004, the Company concluded a new $100,000,000 seven-year unsecured revolving credit facility.  The terms, conditions and financial covenants contained in this agreement are more favorable than those contained in the long-term revolving credit facility that matures in December 2006.  Borrowings under the new facility bear interest at a rate based on LIBOR plus a margin.

In August 2004, the Company extended the maturity of a $150,000,000 five-year unsecured revolving credit facility by one year to August 2009 and amended one of its floating rate secured term loans.  The amendment to the secured loan extended its maturity date by two years to 2016, reduced required principal payments by approximately $390,000 per annum and added a $20,000,000 short-term credit facility.

As of September 30, 2004, the Company had unsecured long-term credit facilities aggregating $780,000,000, of which $581,000,000 was unused.  In addition, the Company had two short-term credit facilities expiring in August 2005 aggregating $65,000,000.  As of September 30, 2004, letters of credit aggregating $26,700,000 had been issued under one of such facilities, reducing aggregate short-term credit availability to $38,300,000.

Agreements relating to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements.

As of September 30, 2004, approximately 22.6% of the net book amount of the Company’s vessels, representing seven Foreign Flag tankers and three U.S. Flag Crude Tankers, is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, approximated $58,705,000 and $43,909,000 for the nine months ended September 30, 2004 and 2003, respectively.

Note I – Taxes:

Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) are subject to U.S. income taxation in the year earned and may be distributed to the U.S. parent without further tax.  Prior to 1987, tax on such earnings was deferred as long as the earnings were reinvested in foreign shipping operations.  Foreign income, substantially all of which resulted from the operations of companies that are not subject to income taxes in their country of incorporation, aggregated $104,887,000 (three months ended September 30, 2004), $24,775,000 (three months ended September 30, 2003), $304,439,000 (nine months ended September 30, 2004) and $161,157,000 (nine months ended September 30, 2003), before any U.S. income tax effect.  No provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at September 30, 2004 since undistributed earnings of foreign shipping companies have been reinvested or are intended to be reinvested in foreign shipping operations so that the qualified investment therein is not expected to be reduced below the corresponding amount at December 31, 1986. No provision for U.S. income taxes on the Company’s share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of September 30, 2004, because it is intended that such undistributed earnings

($36,100,000 at September 30, 2004) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $12,600,000.

The components of the provision for federal income taxes follow:

	IN THOUSANDS
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Current	$26,828	$2,149	$75,028	$19,480
Deferred	5,872	1,640	20,072	18,620
	$32,700	$3,789	$95,100	$38,100

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

The Company reduced the valuation allowance as follows, reflecting capital gains recognized or anticipated in 2004 and increases in fair values of securities previously written down and the effect of securities sold in 2003:

IN THOUSANDS
THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
2004	2003	2004	2003
$—	$—	$934	$2,324

The reductions in the valuation allowance have been recorded as reductions in the provisions for federal income taxes in the accompanying condensed consolidated statements of operations.  The valuation allowance has been reduced to zero as of September 30, 2004.

Actual federal income taxes paid during the nine months ended September 30, 2004 amounted to $36,000,000, of which $11,040,000 related to 2003. Actual federal income taxes paid during the nine months ended September 30, 2003 amounted to $14,524,000, all of which related to 2003.

Note J – Capital Stock and Stock Compensation:

In January 2004, the Company awarded 50,000 shares of common stock at no cost to its new chief executive officer.  Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period.  During the restriction period, the shares will have voting rights and cash dividends will be paid if declared.  At the date of the award, the fair market value of the Company’s common stock was $35.70 per share.  Accordingly, $1,785,000 was recorded as unearned compensation in shareholders’ equity as of the award date.  Such amount is being amortized to compensation expense over four years using the straight-line method. Compensation expense related thereto for the three months and nine months ended September 30, 2004 was $112,000 and $312,000, respectively.

In January 2004, options covering 100,000 shares were granted to the new chief executive officer at $35.70 per share (the market price at the date of grant) under the Company’s 1998 stock option plan. In June 2004, options covering 7,500 shares were granted at $41.37 per share (the market price at the date of grant) under the 1999 non-employee director (as defined) stock option plan.  The options granted vest and become exercisable over a three-year period and expire ten years from the date of grant.  On July 1, 2004, options covering 9,000 shares were granted at $44.47 per share (the market price at the date of grant) under the 1999 non-employee director stock option plan.  These options vest and become exercisable one year from the date of grant and expire ten years from the date of grant.  The Company follows APB 25 and related interpretations in accounting for its stock options.  For purposes of determining compensation cost for the Company’s stock option plans using the fair value method of FAS 123, the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average grant-date fair value of options granted in 2004 was $13.25 per share.

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

Note K – Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the accompanying condensed balance sheets follow:

	IN THOUSANDS AS OF
	SEPTEMBER 30, 2004	DECEMBER 31, 2003
Unrealized gains on available-for-sale securities	$9,546	$6,574
Unrealized losses on derivative instruments	(11,238)	(16,234)
Minimum pension liability	(2,775)	(2,775)
	$(4,467)	$(12,435)

Note L – Leases:

1.               Charters-in:

During the first nine months of 2004, the Company entered into the following charter-in arrangements in conjunction with other pool members covering ten vessels (seven VLCCs and three Aframaxes), which leases are, or will upon the vessels deliveries be, classified as operating leases:

•                  a 40% participation interest in the five-year time charters of two newbuilding VLCCs, which  commence upon their delivery from shipyards in September 2004 and mid 2005.  These charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters;

•                  a 50% participation interest in the three-year time charters of two VLCCs (one built  in 1995 and the other in 1996), which commenced in the third quarter of 2004.  These charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters;

•                  a 30% participation interest in the two-year time charter of a 2003-built VLCC;

•                  a 15% participation interest in the five-year time charter of a 2000-built VLCC;

•                  a 15% participation interest in the two-year time charter of a 1995-built VLCC;

•                  a 50% participation interest in the five-year time charters of two 1998-built Aframaxes; and

•                  a 75% participation interest in the one-year time charter of a 2003-built Aframax.

All but one of the above vessels are, or will be, commercially managed by pools in which the Company participates.

The Company exercised a renewal option in the third quarter of 2004 and extended the bareboat charter-in of the Overseas Marilyn for three additional years.  Such charter, which is classified as an operating lease, now expires in November 2007.

The Company’s share of the future minimum commitments for the above charter-in obligations as of September 30, 2004 are $9,522,000 (the balance of 2004), $37,393,000 (2005), $28,863,000 (2006), $20,295,000 (2007), $16,071,000 (2008) and $9,812,000 thereafter.

2.               Charters-out:

In April 2004, the Company acquired two U.S. Flag Product Carriers, built in 1982 and 1983, for cash of $40,500,000.  These vessels are currently operating on bareboat charters that extend to December 2009 and provide options for earlier termination and extension.

Note M – Pension and Other Postretirement Benefit Plans:

The components of the net periodic benefit cost for the Company’s domestic plans follow:

	IN THOUSANDS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Cost of benefits earned	$383	$334	$24	$12
Interest cost on benefit obligation	507	758	75	59
Expected return on plan assets	(577)	(493)	—	—
Amortization of prior-service costs	268	282	(39)	(39)
Amortization of transition obligation	—	—	5	5
Recognized net actuarial loss/(gain)	35	153	10	—
Net periodic benefit cost	$616	$1,034	$75	$37

	IN THOUSANDS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Cost of benefits earned	$1,149	$1,004	$72	$36
Interest cost on benefit obligation	1,523	2,272	224	178
Expected return on plan assets	(1,733)	(1,479)	—	—
Amortization of prior-service costs	804	845	(116)	(116)
Amortization of transition obligation	—	—	15	15
Recognized net actuarial loss/(gain)	105	459	30	(1)
Net periodic benefit cost	1,848	3,101	225	112
Loss on settlement	4,077	—	—	—
Net periodic benefit cost after settlement	$5,925	$3,101	$225	$112

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute between $250,000 and $2,000,000 to its qualified defined benefit pension plan in 2004, or prior to the filing of the Company’s federal income tax return for 2004.  The Company has revised its estimate of such 2004 contributions and now expects them to range between zero and $1,750,000.  As of September 30, 2004, no such contributions were required or made.

Note N – Other Income:

Other income consists of:

	IN THOUSANDS
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Investment income:
Interest and dividends	$2,760	$1,486	$6,538	$4,463
Realized gain on sale of securities, net of unrealized loss on other investments	1,869	1,573	7,652	8,252
Write-down of marketable securities – Note F	—	—	—	(4,756)
	4,629	3,059	14,190	7,959
Loss on derivative transactions	(350)	—	(350)	—
Gain/(loss) on sale of vessels	12,584	14	15,476	(844)
Miscellaneous – net	(568)	803	(599)	871
	$16,295	$3,876	$28,717	$7,986

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

The Company has incurred costs of approximately $1,432,000 during the nine months ended September 30, 2004 in connection with the above investigation.  Such costs have been included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

Note Q – Other Comment and Subsequent Events:

1.               In August 2004, the Company entered into an agreement to sell a double sided VLCC, the Dundee.  The Dundee was delivered to the buyers in late-October 2004, and accordingly, a gain of approximately $13,600,000 will be recognized in the fourth quarter.

2.               In October 2004, the Company entered into an agreement to sell one of its two Panamax Product Carriers, the Diane, for delivery early in 2005, at which time a gain of approximately $5,400,000 will be recognized.

3.               On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004.  The Jobs Creation Act reinstates tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries will not be subject to U.S. income taxation as long as such earnings have not been repatriated to the U.S.  Because the Company intends to permanently reinvest these earnings in foreign operations, no provision for U.S. income taxes on the earnings of its foreign shipping subsidiaries will be required commencing in 2005.

As of September 30, 2004, the Company has accumulated approximately $70,000,000 of net deferred tax liabilities attributable to expected future U.S. income taxes on the earnings of its foreign shipping subsidiaries.  Because of the enactment of the Jobs Creation Act and because foreign earnings will be permanently reinvested, the Company no longer expects that these deferred tax liabilities will be paid.  In accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company will reduce its deferred tax liabilities by approximately $70,000,000 with a corresponding reduction in income tax expense, in the fourth quarter of 2004.

Earnings of OSG’s foreign shipping subsidiaries from January 1, 1987 through December 31, 2004, were subject to U.S. income taxes and, therefore, may be distributed to the U.S. parent without further tax (see Note I).  The Company estimates that as of December 31, 2004, it will have accumulated in excess of $750,000,000 of undistributed previously taxed earnings that can be repatriated without incurring any additional U.S. income taxes.

The Company is still in the process of reviewing the applicability of other aspects of the Jobs Creation Act to its U.S. and foreign operations as currently constituted, but does not currently expect such other provisions to have a significant effect on the Company’s net income.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world.  The Company’s operating fleet consists of 62 vessels aggregating 11.5 million dwt, including six vessels that are owned by joint ventures in which the Company has an average interest of 46%, and 14 vessels that have been chartered in under operating leases.  Six of the chartered-in vessels are VLCCs in which the Company has an average participation interest of 37% and three are Aframaxes in which the Company has an average participation interest of 58%.  In addition, the Company has a participation interest of 40% in the time charter-in of one VLCC, which is scheduled to commence upon its delivery from a shipyard in mid 2005.

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

Overview

Supply and demand factors have combined to create a highly favorable environment in the crude oil tanker markets.  World oil demand and production have risen to unprecedented levels, spurred by strong worldwide economic growth. Global GDP is forecast to grow by 4.2% in 2004, well above the long-term estimated trend of 3.2%, and is expected to remain strong in 2005. China and other developing Asian countries are accounting for much of the incremental demand, while Middle East OPEC, the Former Soviet Union (“FSU”) and West Africa are providing much of the requisite increase in supply. There have also been persistent one-off factors that have increased demand for tanker tonnage.  The threat of political unrest in Venezuela, Nigeria and Iraq, and concerns about exports from the FSU, have tended to increase demand for oil to rebuild inventories; congestion in the Bosporus Straits has lengthened the time required for Aframaxes and Suezmaxes to complete voyages in this region and thereby reduced the supply of suitable tonnage. In the current very tightly balanced tanker markets, even a slight change in any of the factors affecting supply and demand can cause sharp fluctuations in tanker freight rates. In the third quarter, an unusually active hurricane season served to further bolster VLCC and Aframax rates, both of which have soared to record levels as increased demand for tankers more than offset a fairly sizable number of newbuilding deliveries.  The hurricanes disrupted cargo operations and also shut down significant oil production in the U.S. Gulf that has to be replaced with imports sourced primarily from the Middle East, West Africa and the North Sea.

Set forth in the tables below are daily TCE rates that prevailed in markets in which the Company’s vessels operated for the periods indicated.  In each case, the rates may differ from the actual TCE rates achieved by the Company because of the timing and length of voyages and the portion of revenue generated from long-term charters. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates necessarily requires the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage.

Foreign Flag VLCC Segment

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average	$72,600	$28,600	$70,800	$45,400
High	$104,000	$72,800	$112,400	$96,100
Low	$45,200	$9,200	$39,000	$9,200

During the third quarter, rates for modern VLCCs trading out of the Arabian Gulf averaged $72,600 per day, 13% more than the previous quarter, and 154% more than the average rate for the corresponding quarter in 2003.

Global oil demand in the third quarter of 2004 was estimated by the International Energy Agency (“IEA”) at 82.0 million barrels per day (“b/d”), an increase of 1.1% from the previous quarter and 3.6% higher than the comparable quarter in 2003.  The increase in global oil demand is expected to continue, reaching an all-time high of 84.0 million b/d in the fourth quarter of 2004, 2.4% greater than both the third quarter of 2004 and fourth quarter of 2003. This growth in demand is attributable to both seasonal heating demand across the Northern Hemisphere during the winter months, and the rapid economic expansion of China and its surrounding region. Strong demand from Asian refiners for West African crude, and continued disruptions to Iraqi exports via the northern pipeline to Ceyhan in the Mediterranean boosted demand for VLCCs. Towards the end of the quarter, severe hurricanes significantly affected U.S. oil output and disrupted tanker traffic to the U.S. Gulf, causing delays and further tightening the balance between vessel supply and demand. As of early October, approximately 30% of oil production capacity in the Gulf of Mexico was still shut down.  A return to full-scale production is not expected to occur until the end of the year, which could further benefit VLCC employment.

Chinese oil demand suffered a counter-seasonal contraction and decreased to 6.2 million b/d in the third quarter of 2004. The decline was partly due to measures taken by the government to prevent the economy from overheating and to conserve energy, negatively impacting oil consumption.  As a result, year-on-year growth in oil demand slowed from the heated pace of almost 25% in the previous quarter to a still healthy 8%.

In response to sharply higher world oil prices, OPEC Middle East producers boosted production to 20.9 million b/d in the third quarter of 2004 from 19.9 million b/d in the second quarter.

The world VLCC fleet grew to 448 vessels (130.1 million dwt) at September 30, 2004 from 433 vessels (126.1 million dwt) at the start of 2004.  Newbuilding orders placed during the first nine months of 2004 totaled 35 vessels (10.6 million dwt) compared with 51 vessels (15.5 million dwt) for the full year 2003. The orderbook expanded to 89 vessels (27.2 million dwt) at September 30, 2004, equivalent to 20.9%, based on deadweight tons, of the existing VLCC fleet.

Foreign Flag Aframax Segment

	Spot Market TCE Rates Aframaxes in the Caribbean
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average	$30,400	$18,800	$34,500	$30,200
High	$60,000	$31,000	$75,000	$67,000
Low	$18,000	$13,500	$14,000	$11,000

During the third quarter of 2004, rates for Aframaxes operating in the Caribbean trades averaged $30,400 per day, 15% higher than the previous quarter, and 62% higher than the corresponding quarter in 2003.

Total non-OPEC oil production for the third quarter of 2004 was estimated at 49.8 million b/d, 2.3% higher than the corresponding quarter in 2003. The incremental growth was led by the FSU. Seaborne oil exports from the FSU in the third quarter of 2004 were estimated at 6.1 million b/d, 9.6% higher than the comparable quarter in 2003. Expansion of the port and pipeline system feeding the Baltic Sea terminal of Primorsk and an anticipated increase in Russian crude export duties beginning in early October were likely factors behind the higher third quarter exports.

Aframax rates softened from late August through mid September, as U.S. refineries underwent maintenance.  Rates then spiked sharply higher towards the end of the quarter as multiple hurricanes disrupted cargo operations in the U.S. Gulf, damaging infrastructure and shutting down production.  Rates rose further early in the fourth quarter as 30% of the U.S. Gulf’s oil output remained shut down, with expectations that full-scale production might not resume until the end of the year.  The expected increase in crude oil imports to compensate for the domestic shortfall will provide further support for tanker demand over the next several months.

The world Aframax fleet increased to 622 vessels (61.9 million dwt) at September 30, 2004 from 601 vessels (59.2 million dwt) at the start of 2004.  Newbuilding orders placed during the first nine months of 2004 totaled 46 vessels (5.1 million dwt) compared with 99 vessels (10.6 million dwt) during the full year 2003. The orderbook increased to 163 vessels (17.7 million dwt) at September 30, 2004, equivalent to 28.7%, based on deadweight tons, of the existing Aframax fleet. The expected phase out under IMO regulations of approximately 48 Category 1 Aframaxes by year-end 2005 should mitigate, to some extent, the impact of the substantial number of deliveries expected during this period.

Foreign Flag Product Carrier Segment

	Spot Market TCE Rates Panamaxes in the Pacific and Bostonmaxes in the Caribbean
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Panamax Average	$24,800	$20,800	$23,500	$21,700
Panamax High	$30,000	$25,000	$33,000	$27,000
Panamax Low	$22,000	$15,000	$14,200	$15,000

Bostonmax Average	$19,100	$14,000	$22,800	$15,400
Bostonmax High	$20,000	$16,900	$34,500	$24,900
Bostonmax Low	$17,500	$10,000	$14,500	$10,000

Rates for Panamax Product Carriers operating in the Pacific region averaged $24,800 per day during the third quarter of 2004, 22% higher than the previous quarter and 19% higher than the corresponding quarter in 2003. Rates for Bostonmax Product Carriers operating in the Caribbean trades averaged $19,100 per day during the third quarter of 2004, 4.5% less than the previous quarter but 36.4% more than the corresponding quarter in 2003.

In the Far East, disruptions in tanker activity due to storms helped to support freight rates even as Chinese imports of oil products declined as a result of government efforts to slow the economy and limit electricity usage. Hot summer weather and nuclear power plant outages in Japan contributed to stronger demand for fuel oil for power generation.

The slight weakness in the Bostonmax Product Carriers relative to the previous quarter was largely the result of normal seasonal patterns with refinery turnarounds in the Caribbean, U.S. Gulf and Northwest Europe limiting the amount of available cargoes.  Also, record purchases of gasoline cargoes by charterers in the previous quarter were enough to satisfy much of the U.S. driving season requirements.  Still, rates remained significantly higher than in previous years, buoyed by a cyclical rise in demand for jet fuel and diesel oil and the start of the seasonal rebuilding of heating oil inventories.

The world Panamax Product Carrier fleet rose to 290 vessels (19.1 million dwt) at September 30, 2004 from 273 vessels (17.7 million dwt) at the start of 2004. Panamax newbuilding orders reached 61 vessels (4.1 million dwt) during the first nine months of 2004 compared with 86 vessels (5.9 million dwt) for the full year 2003. The orderbook at September 30, 2004 increased to 181 vessels (12.1 million dwt) equivalent to 63.4%, based on deadweight tons, of the existing Panamax fleet. As many as 44 Panamaxes must be retired by year-end 2005 under IMO Regulation 13G.

The world Handysize Product Carrier fleet (which includes Bostonmax Product Carriers) also expanded to 525 vessels (21.5 million dwt) at September 30, 2004 from 491 vessels (19.9 million dwt) at the start of 2004. Newbuilding orders placed during the first nine months of 2004 totaled 40 vessels (1.8 million dwt) compared with 92 vessels (4.2 million dwt) during the full year 2003.  The orderbook at September 30, 2004 fell to 173 vessels (7.9 million dwt) equivalent to 36.6%, based on deadweight tons, of the existing Handysize fleet.  IMO Regulation G mandates the phase out of 112 Handysize vessels through year-end 2005.

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

As of September 30, 2004, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $42,791,000 and an aggregate fair value of $56,100,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of September 30, 2004 aggregated $652,000.  Only one of the securities with unrealized losses as of September 30, 2004 had a fair value that had been materially below its carrying value for more than six months.   The Company has evaluated the circumstances surrounding the decline ($396,000) in market value of this security, which has traded below its cost basis for less than nine months as of September 30, 2004, and believes this decline to be temporary and, accordingly, continues to record the net, after-tax unrealized loss in accumulated other comprehensive income/(loss).  If however, the market value of this security does not recover in the near term, the decline may then be considered to be an other-than-temporary impairment, which would result in an impairment charge to earnings in future periods, which charge previously would have been included in accumulated other comprehensive income/(loss).

Income from Vessel Operations:

During the third quarter of 2004, TCE revenues increased by $83,712,000, or 99%, to $167,888,000 from $84,176,000 in the third quarter of 2003, resulting from an increase in average daily TCE rates for vessels operating in the spot market and a 722 day increase in revenue days. During the third quarter of 2004, approximately 82% of the Company’s TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 74% in the third quarter of 2003.  In the third quarter of 2004, approximately 18% of TCE revenues were generated from long-term charters compared with 26% in the third quarter of 2003.

During the first nine months of 2004, TCE revenues increased by $188,328,000, or 58%, to $513,931,000 from $325,603,000 in the first nine months of 2003 because of an increase in spot market rates and a 1,708 day increase in revenue days.  In the first nine months of 2004, approximately 84% of the Company’s TCE revenues were derived in the spot market compared with 80% in the first nine months of 2003.  In the first nine months of 2004, approximately 16% of the Company’s TCE revenues were generated from long-term charters compared with 20% in the first nine months of 2003.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the third quarter of 2004, income from vessel operations increased by $65,699,000, or 253%, to $91,711,000 from $26,012,000 in the third quarter of 2003. During the first nine months of 2004, income from vessel operations increased by $141,964,000, or 94%, to $292,657,000 from $150,693,000 in the first nine months of 2003.  The improvement resulted principally from an increase in average daily TCE rates and revenue days for VLCCs and Aframaxes (see Note D to the condensed financial statements for additional information on the Company’s segments).

VLCC Segment

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
TCE revenues (in thousands)	$96,112	$31,558	$294,009	$144,796
Vessel expenses (in thousands)	(8,754)	(7,628)	(27,230)	(20,126)
Time and bareboat charter hire expenses (in thousands)	(10,749)	(3,207)	(23,795)	(7,907)
Depreciation and amortization (in thousands)	(11,230)	(9,476)	(34,402)	(27,121)
Income from vessel operations (in thousands)(a)	$65,379	$11,247	$208,582	$89,642
Average daily TCE rate	$61,729	$25,995	$64,194	$41,800
Average number of vessels(b)	14.3	12.0	14.7	11.7
Average number of vessels chartered in under operating leases	3.1	1.4	2.4	1.1
Number of revenue days(c)	1,557	1,214	4,580	3,464
Number of ship-operating days(d)	1,599	1,233	4,687	3,503

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

During the third quarter of 2004, TCE revenues for the VLCC segment increased by $64,554,000, or 205%, to $96,112,000 from $31,558,000 in the third quarter of 2003.  This improvement in TCE revenues resulted from an increase of $35,734 per day in the average daily TCE rate and an increase in the number of revenue days. All but two of the vessels in the VLCC segment participate in the Tankers pool.  Revenue days increased by 343 principally for the following reasons, partially offset by a reduction of 67 days attributable to the August 2004 sale of the Olympia:

•                  the late-February 2004 exchange of joint venture interests (see Note E to the condensed financial statements), which resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe and the inclusion of such vessels in the VLCC segment from the effective date of the transaction; and

•                  the participation interests in charter-in arrangements covering six VLCCs, which commenced between February and September 2004.

Vessel expenses increased by $1,126,000 to $8,754,000 in the third quarter of 2004 from $7,628,000 in the prior year’s third quarter principally as a result of the vessel additions discussed above.  Average daily vessel expenses, however, decreased by $712 per day in the third quarter of 2004 compared with the third quarter of 2003 principally due to reductions in crew costs, damage repair expenses and the timing of delivery of lubricating oils.  Time and bareboat charter hire expenses increased by $7,542,000 to $10,749,000 in the third quarter of 2004 from $3,207,000 in the third quarter of 2003 as a result of the inclusion of six chartered-in VLCCs, which charters commenced in 2004, in which the Company has an interest along with certain other members of the Tankers pool.  The Company’s participation interests in seven time chartered-in VLCCs as of September 30, 2004, is equivalent to 2.4 vessels at a weighted average base rate of $28,716 per day.  The charter-in of four of such VLCCs provides for profit sharing with the vessels owners when TCE rates exceed the base rates in the charters, currently $25,000 to $30,000 per day.  Depreciation and amortization increased by $1,754,000 to $11,230,000 from $9,476,000 in the third quarter of 2003 principally because of the vessel additions discussed above.

During the first nine months of 2004, TCE revenues for the VLCC segment increased by $149,213,000, or 103%, to $294,009,000 from $144,796,000 in the first nine months of 2003.  This improvement in TCE revenues resulted from an increase of $22,394 per day in the average daily TCE rate and an increase in the number of revenue days. Revenue days increased by 1,116 principally for the following reasons, offset by an increase of 68 drydock and repair days during which vessels were out of service and the impact of the August 2004 sale of the Olympia:

•                  the delivery of one newbuilding in mid-February 2003;

•                  the purchase of the Meridian Lion, previously held by a 50% owned joint venture, in April 2003;

•                  the late-February 2004 exchange of joint venture interests, which resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe and the inclusion of such vessels in the VLCC segment from the effective date of the transaction; and

•                  the participation interests in charter-in arrangements covering six VLCCs, which commenced between February and September 2004.

The redemption of the other partner’s joint venture interest in the Equatorial Lion and Meridian Lion (as described in Note E) and the simultaneous acquisition of the Meridian Lion from the other partner resulted in the inclusion of both vessels in the VLCC segment from the mid-April 2003 effective date of the transaction.  The Equatorial Lion, which had, prior to the completion of this transaction, been time chartered-in from the joint venture is now owned by a subsidiary of the Company. Vessel expenses increased by $7,104,000 to $27,230,000 in the first nine months of 2004 from $20,126,000 in the first nine months of last year principally as a result of the vessel additions discussed above. Average daily vessel expenses, however, were relatively unchanged. Time and bareboat charter hire expenses increased by $15,888,000 to $23,795,000 in the first nine months of 2004 from $7,907,000 in the first nine months of 2003 as a result of the charter-in arrangements discussed above. In addition, in late-June 2003, the Company entered into a sale-leaseback agreement for one of its VLCCs, the Meridian Lion, which lease is classified as an operating lease.  The gain on the sale was deferred and is being amortized over the eight-year term of the lease as a reduction of time and bareboat charter hire expenses.  The sale-leaseback transaction increased time charter hire expenses by approximately $2,250,000 per quarter, commencing in the third quarter of 2003.  Depreciation and amortization increased by $7,281,000 to $34,402,000 from $27,121,000 in the first nine months of 2003 principally because of the vessel additions discussed above.

Aframax Segment

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
TCE revenues (in thousands)	$38,468	$20,397	$115,106	$80,376
Vessel expenses (in thousands)	(6,514)	(5,537)	(18,820)	(15,852)
Time and bareboat charter hire expenses (in thousands)	(2,193)	—	(4,209)	—
Depreciation and amortization (in thousands)	(6,363)	(5,501)	(18,886)	(16,506)
Income from vessel operations (in thousands)	$23,398	$9,359	$73,191	$48,018
Average daily TCE rate	$31,148	$20,942	$32,117	$27,404
Average number of vessels	13.0	11.0	12.9	11.0
Average number of vessels chartered in under operating leases	1.1	—	0.8	—
Number of revenue days	1,235	974	3,584	2,933
Number of ship-operating days	1,300	1,012	3,740	3,003

During the third quarter of 2004, TCE revenues for the Aframax segment increased by $18,071,000, or 89%, to $38,468,000 from $20,397,000 in the third quarter of 2003.  This improvement in TCE revenues resulted from an increase in revenue days and an increase of $10,206 per day in the average daily TCE rate. All of the vessels in the Aframax segment participate in the Aframax International pool. The increase in revenue days of 261 resulted principally from the delivery of two newbuilding Aframaxes (one in October 2003 and one in January 2004) and the Company’s participation interest in three time chartered-in vessels, which charters commenced in 2004. TCE revenues for the third quarter of 2004 reflect a loss of $573,000 generated by forward freight agreements compared with a gain of $124,000 in the third quarter of 2003. Vessel expenses increased by $977,000 to $6,514,000 in the third quarter of 2004 from $5,537,000 in the prior year’s third quarter principally as a result of the vessel additions discussed above.  Average daily vessel expenses, however, decreased by $460 per day in the third quarter of 2004 compared with the third quarter of 2003 principally due to reductions in crew costs and loss of hire insurance premiums.  Time and bareboat charter hire expenses for the third quarter of 2004 reflects the Company’s participation interest in three time chartered-in Aframaxes.  These charters commenced between March and late-September 2004 and, as of September 30, 2004, OSG’s interest is equivalent to 1.75 vessels at an average rate of $24,214 per day. Depreciation and amortization increased by $862,000 to $6,363,000 from $5,501,000 in the third quarter of 2003 as a result of the vessel additions discussed above.

During the first nine months of 2004, TCE revenues for the Aframax segment increased by $34,730,000, or 43%, to $115,106,000 from $80,376,000 in the first nine months of 2003.  This improvement in TCE revenues resulted from an increase of $4,713 per day in the average daily TCE rate and an increase in revenue days, partially offset by an increase of 86 drydock and repair days during which vessels were out of service. The increase in revenue days resulted from the vessel additions and participation interests in the three chartered-in vessels discussed above.  TCE revenues for the first nine months of 2004 reflect a loss of $752,000 generated by forward freight agreements compared with a loss of $1,706,000 in the first nine months of 2003. Vessel expenses increased by $2,968,000 to $18,820,000 in the first nine months of 2004 from $15,852,000 in the prior year’s first nine months. Average daily vessel expenses, however, decreased by $247 per day principally due to reductions in crew costs and loss of hire insurance premiums.  Time and bareboat charter hire expenses for the first nine months of 2004 reflects the Company’s participation interests in three chartered-in Aframaxes.  Depreciation and amortization increased by $2,380,000 to $18,886,000 from $16,506,000 in the first nine months of 2003 as a result of the vessel additions discussed above.

Product Carrier Segment

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
TCE revenues (in thousands)	$9,020	$7,279	$27,115	$27,737
Vessel expenses (in thousands)	(3,326)	(3,162)	(9,377)	(9,525)
Time and bareboat charter hire expenses (in thousands)	—	—	—	—
Depreciation and amortization (in thousands)	(1,947)	(1,794)	(5,833)	(5,973)
Income from vessel operations (in thousands)	$3,747	$2,323	$11,905	$12,239
Average daily TCE rate	$17,214	$14,356	$17,827	$16,014
Average number of vessels	6.0	6.0	6.0	6.6
Average number of vessels chartered in under operating leases	—	—	—	—
Number of revenue days	524	507	1,521	1,732
Number of ship-operating days	552	552	1,644	1,798

During the third quarter of 2004, TCE revenues for the Product Carrier segment increased by $1,741,000, or 24%, to $9,020,000 from $7,279,000 in the third quarter of 2003. This increase in TCE revenues resulted principally from an increase of $2,858 per day in the average daily TCE rate.  As of September 30, 2004, two of the four Bostonmaxes were operating on time charters (one through December 2004 and the other through October 2005) and one of the Panamaxes was operating on a time charter through December 2004. Vessel expenses increased by $164,000 to $3,326,000 in the third quarter of 2004 from $3,162,000 in the third quarter of 2003. Average daily vessel expenses increased by $298 per day in the third quarter of 2004 compared with the third quarter of 2003 principally due to increases in repairs and the timing of delivery of stores. Depreciation and amortization increased by $153,000 to $1,947,000 from $1,794,000 in the third quarter of 2003 as a result of increased drydock amortization on the Bostonmaxes.

During the first nine months of 2004, TCE revenues for the Product Carrier segment decreased by $622,000, or 2%, to $27,115,000 from $27,737,000 in the first nine months of 2003. This decrease in TCE revenues resulted from a decrease in revenue days attributable to the sale of two (Lucy and Suzanne) of the segment’s vessels late in the first quarter of 2003 and an increase of 65 drydock days during which vessels were out of service, partially offset by an increase of $1,813 per day in the average daily TCE rate. Vessel expenses decreased by $148,000 to $9,377,000 in the first nine months of 2004 from $9,525,000 in the first nine months of 2003 as a result of the vessel sales. Average daily vessel expenses, however, increased by $406 per day in the first nine months of 2004 compared with the first nine months of 2003 principally due to the timing of delivery of stores and spares. Depreciation and amortization decreased by $140,000 to $5,833,000 from $5,973,000 in the first nine months of 2003 as a result of the vessel sales, partially offset by increased drydock amortization on the Bostonmaxes.

Other Foreign Flag

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
TCE revenues (in thousands)	$6,408	$5,936	$22,514	$16,125
Vessel expenses (in thousands)	(48)	(1,221)	(476)	(2,811)
Time and bareboat charter hire expenses (in thousands)	(3,366)	(274)	(9,986)	(922)
Depreciation and amortization (in thousands)	(841)	(1,768)	(2,525)	(5,299)
Income from vessel operations (in thousands)	$2,153	$2,673	$9,527	$7,093
Average daily TCE rate	$22,229	$21,020	$26,229	$18,661
Average number of vessels	1.0	3.0	1.0	3.0
Average number of vessels chartered in under operating leases	2.0	0.3	2.0	0.3
Number of revenue days	288	282	858	864
Number of ship-operating days	288	295	858	877

As of September 30, 2004, the Company also owns and operates one Foreign Flag Suezmax and two Foreign Flag Dry Bulk Carriers, all on time or bareboat charter. The two Dry Bulk Carriers commenced three-year time charters in early 2004, at which time they were withdrawn from the pool of Capesize vessels in which they had participated since 2000.

During the third quarter of 2004, TCE revenues increased by $472,000, or 8%, to $6,408,000 from $5,936,000 in the third quarter of 2003 principally because of an increase of $1,209 per day in the average daily TCE rate. Vessel expenses and depreciation and amortization decreased and time and bareboat charter hire expenses increased in the third quarter of 2004 compared with the third quarter of 2003 because of the December 2003 sale-leaseback agreements for the two Dry Bulk Carriers.

TCE revenues increased by $6,389,000, or 40%, to $22,514,000 in the first nine months of 2004 from $16,125,000 in the first nine months of 2003 principally because of an increase of $7,568 per day in the average daily TCE rate. Vessel expenses and depreciation and amortization decreased and time and bareboat charter hire expenses increased in the first nine months of 2004 compared with the first nine months of 2003 because of the December 2003 sale-leaseback agreements.

U.S. Flag Segment

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
TCE revenues (in thousands)	$17,880	$19,006	$55,187	$56,569
Vessel expenses (in thousands)	(6,055)	(5,797)	(18,359)	(17,354)
Time and bareboat charter hire expenses (in thousands)	(510)	—	(1,519)	(7,139)
Depreciation and amortization (in thousands)	(4,987)	(5,102)	(13,363)	(12,145)
Income from vessel operations (in thousands)	$6,328	$8,107	$21,946	$19,931
Average daily TCE rate	$19,519	$22,954	$21,727	$23,531
Average number of vessels	8.0	9.0	7.3	6.3
Average number of vessels chartered in under operating leases	2.0	—	2.0	2.7
Number of revenue days	916	828	2,540	2,404
Number of ship-operating days	920	828	2,551	2,457

As of September 30, 2004, the U.S. Flag segment consisted of the following:

•                  three Crude Tankers, which are bareboat chartered at fixed rates to Alaska Tanker Company, LLC (“ATC”);

•                  four Product Carriers, which are on time or bareboat charter;

•                  one Pure Car Carrier, which is on time charter; and

•                  two Bulk Carriers that transport U. S. foreign aid grain cargoes on voyage charters.

During the third quarter of 2004, TCE revenues for the U.S. Flag segment decreased by $1,126,000, or 6%, to $17,880,000 from $19,006,000 in the third quarter of 2003. This decrease in TCE revenues resulted from a decrease of $3,435 per day in the average daily TCE rate, partially offset by an increase in revenue days. Revenue days increased due to the purchase of two Product Carriers, the S/R Puget Sound and S/R Galena Bay in April 2004, which vessels are currently operating on bareboat charters that extend to December 2009, offset by the sale of the Crude Tanker, Overseas Boston, in February 2004. Vessel expenses increased by $258,000 to $6,055,000 in the third quarter of 2004 from $5,797,000 in the third quarter of 2003. Average daily vessel expenses, however, decreased by $421 per day in the third quarter of 2004 compared with the third quarter of 2003, principally due to reductions in crew costs.  Time and bareboat charter hire expenses in the third quarter of 2004 reflects the charter extensions on the two Bulk Carriers, Overseas Harriette and Overseas Marilyn, that commenced in the fourth quarter of 2003 at the expiry of 25-year capital leases.  Depreciation and amortization decreased  by $115,000 to $4,987,000 in the third quarter of 2004 from $5,102,000 in the third quarter of 2003.  An increase attributable to the purchase of the two Product Carriers was offset by decreases attributable to the sale of the Overseas Boston, the expiry of capital leases on the two Bulk Carriers and the impact on drydock amortization of the related charter extensions.

During the first nine months of 2004, TCE revenues for the U.S. Flag segment decreased by $1,382,000, or 2%, to $55,187,000 from $56,569,000 in the first nine months of 2003. This decrease in TCE revenues resulted from a decrease of $1,804 per day in the average daily TCE rate, partially offset by an increase in revenue days attributable to the vessel purchases and sale discussed above. Vessel expenses increased by $1,005,000 to $18,359,000 in the first nine months of 2004 from $17,354,000 in the first nine months of 2003. Average daily vessel expenses increased marginally by $134 per day. On

July 1, 2003, in accordance with the provisions of FIN 46, the Company consolidated the special purpose entity that owns the Crude Tankers.  The consolidation of the special purpose entity eliminated time and bareboat charter hire expenses, which were net of amortization of the deferred gain on the 1999 sale-leaseback transaction, and increased depreciation and amortization because these vessels are now included in the condensed consolidated balance sheet.  In addition, time and bareboat charter hire expenses increased and depreciation and amortization decreased for the reasons set forth in the preceding paragraph.

General and Administrative Expenses

During the third quarter of 2004, general and administrative expenses increased by $1,597,000 to $9,294,000 from $7,697,000 in the third quarter of 2003 principally because of the following items:

•                  consulting fees aggregating $1,080,000 incurred in the third quarter of 2004; and

•                  costs of $365,000 incurred in the third quarter of 2004 in connection with an investigation by the U. S. Department of Justice (see Note P to the condensed consolidated financial statements).

During the first nine months of 2004, general and administrative expenses increased by $6,264,000 to $32,494,000 from $26,230,000 in the first nine months of 2003 principally because of the following items:

•                  consulting fees aggregating $2,532,000 incurred in 2004;

•                  a settlement loss of $4,077,000, recognized in connection with the payment of the former chief executive officer’s unfunded, nonqualified pension plan obligation in January 2004; and

•                  consultation services aggregating $733,000, performed by the former chief executive officer in accordance with an agreement dated June 23, 2003; and

•                  costs of $1,432,000 incurred in the first nine months of 2004 in connection with certain investigations by the Department of Transport of the Government of Canada and the U.S. Department of Justice.

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

Equity in Income of Joint Ventures:

During the third quarter of 2004, equity in income of joint ventures increased by $7,607,000 to $12,024,000 from $4,417,000 in the third quarter of 2003, principally due to the impact of the delivery of four V Pluses in July 2004 to a joint venture in which the Company has a 49.9% interest and an increase in average TCE rates earned by the other joint venture vessels operating in the spot market.  These increases were partially offset by a reduction in revenue days attributable to the termination of joint venture agreements covering six vessels since September 30, 2003 (see Note E to the condensed financial statements).  Three of these vessels are now included in the VLCC segment as wholly-owned vessels.  OSG no longer has an ownership interest in the other three VLCCs.

During the first nine months of 2004, equity in income of joint ventures decreased by $5,552,000 to $19,022,000 from $24,574,000 in the first nine months of 2003, principally due to a reduction in revenue days, partially offset by the impact of the delivery of the four V Pluses and an increase in average daily TCE rates earned by the other joint venture vessels operating in the spot market.

The following is a summary of the Company’s interest in its joint ventures, excluding ATC (see discussion below), and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are average ownership percentages as of September 30, 2004 and 2003. The Company’s actual ownership percentages for these joint ventures ranged from 30% to 50%.

	THREE MONTHS ENDED SEPTEMBER 30, 2004		THREE MONTHS ENDED SEPTEMBER 30, 2003
	REVENUE DAYS	% OF OWNERSHIP	REVENUE DAYS	% OF OWNERSHIP
V Pluses operating in the spot market	136	49.9%	—	0.0%
VLCCs operating in the spot market	26	30.0%	303	47.1%
One Aframax participating in Aframax International pool	46	50.0%	45	50.0%
Total	208	46.6%	348	47.4%

	NINE MONTHS ENDED SEPTEMBER 30, 2004		NINE MONTHS ENDED SEPTEMBER 30, 2003
	REVENUE DAYS	% OF OWNERSHIP	REVENUE DAYS	% OF OWNERSHIP
V Pluses operating in the spot market	136	49.9%	—	0.0%
VLCCs operating in the spot market	106	30.0%	838	47.1%
Two VLCCs owned jointly with a major oil company operating on long-term charters	—	0.0%	104	50.0%
One Aframax participating in Aframax International pool	137	50.0%	135	50.0%
Total	379	46.6%	1,077	47.4%

Additionally, the Company has a 37.5% membership interest in ATC, a company that is expected to operate an average of 8.4 U.S. Flag tankers during 2004 (9.2 tankers during 2003), which transport Alaskan crude oil for BP.  The Company’s participation in ATC provides us with the opportunity to earn additional income (in the form of our share of incentive hire paid by BP to ATC) based on ATC’s meeting certain predetermined performance standards.  Such income is included in the U.S. Flag segment.

Interest Expense:

The components of interest expense are as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Interest before impact of swaps and capitalized interest	$14,982	$13,792	$42,677	$38,589
Impact of swaps	3,827	3,795	12,707	9,740
Capitalized interest	—	(1,107)	(201)	(3,287)
Interest expense	$18,809	$16,480	$55,183	$45,042

Interest expense increased by $2,329,000 to $18,809,000 in the third quarter of 2004 from $16,480,000 in the third quarter of 2003 as a result of the issuance in February 2004 of $150,000,000 of 20-year senior unsecured notes with a coupon of 7.5% and a decrease of $1,107,000 in interest capitalized in connection with vessel construction.  The average amount of debt outstanding in the third quarter of 2004 increased by $31,000,000 from the third quarter of 2003 as an increase in the average amount of fixed rate debt outstanding of approximately $75 million was only partially offset by a reduction in average floating rate debt outstanding. In addition, the average rate paid on floating rate debt in the third quarter of 2004 increased by 40 basis points to 2.9% from 2.5% in the comparable quarter of 2003. The impact of floating-to-fixed interest rate swaps that qualify as cash flow hedges increased interest expense by $3,827,000 in the third quarter of 2004 compared with an increase of $3,795,000 in the third quarter of 2003.  The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at September 30, 2004 and 2003 was 7.0% and 7.1%, respectively.

Interest expense increased by $10,141,000 to $55,183,000 in the first nine months of 2004 from $45,042,000 in the first nine months of 2003 as a result of an increase in the average amount of debt outstanding of $32,000,000, the impact of the issuance of $200,000,000 of ten-year notes with a coupon of 8.25% in March 2003 and the application of the resulting proceeds to repay amounts outstanding under long-term credit facilities (which bear interest at a margin above LIBOR), and a decrease of $3,086,000 ($201,000 in the first nine months of 2004 compared with $3,287,000 in the first nine months of 2003) in interest capitalized in connection with vessel construction. In addition, the average paid on floating rate debt in the first nine months of 2004 increased by 20 basis points to 2.7% from 2.5% in the comparable period of 2003.  The impact of floating-to-fixed interest rate swaps that qualify as cash flow hedges increased interest expense by $12,707,000 in the first nine months of 2004 compared with an increase of $9,740,000 in the first nine months of 2003.

Interest expense for the three month and nine month periods ended September 30, 2004 includes $384,000 and $1,370,000, respectively, attributable to the special purpose entity that owns the U.S. Flag Crude Tankers, which was consolidated effective July 1, 2003 (see Note C to the condensed financial statements).  The comparable amount for the three month and nine month periods ended September 30, 2003, was $722,000.

Provision for Federal Income Taxes:

The increase in the effective tax rates (provision for income taxes divided by income before federal income taxes) for the third quarter of 2004 and the first nine months of 2004 compared with the comparable periods of 2003 reflects reductions in income not subject to U.S. income taxes.

The provisions for income taxes reflect reductions in the valuation allowance offset (established in 2002) against the deferred tax asset resulting from the write-down of certain marketable securities. The reductions in the valuation allowance reflect capital gains recognized or anticipated in 2004 and increases in fair values of securities previously written down and the effect of securities sold in 2003. The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future.  The reductions in the valuation allowance follow:

IN THOUSANDS
THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
2004	2003	2004	2003
$—	$—	$934	$2,324

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004.  The Jobs Creation Act reinstates tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries will not be subject to U.S. income taxation as long as such earnings have not been repatriated to the U.S.  Because the Company intends to permanently reinvest these earnings in foreign operations, no provision for U.S. income taxes on the earnings of its foreign shipping subsidiaries will be required commencing in 2005.

As of September 30, 2004, the Company has accumulated approximately $70,000,000 of net deferred tax liabilities attributable to expected future U.S. income taxes on the earnings of its foreign shipping subsidiaries.  Because of the enactment of the Jobs Creation Act and because foreign earnings will be permanently reinvested, the Company no longer expects that these deferred tax liabilities will be paid.  In accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company will reduce its deferred tax liabilities by approximately $70,000,000 with a corresponding reduction in the provision for income taxes, in the fourth quarter of 2004.

Because the results of its foreign shipping subsidiaries constitute a significant majority of income before federal income taxes, the Company expects that its effective tax rate will be significantly reduced for periods commencing January 1, 2005.  Had the tax deferral on foreign shipping income contained in the Jobs Creations Act been effective for 2004, the Company believes that the provision for federal income taxes for the first nine months would have been eliminated.  This may not, however, be indicative of the relative contribution of the Company’s U.S. and foreign operations to income before federal income taxes in future years.

Newly Issued Accounting Standard:

On December 8, 2003, the President of the U.S. signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In accordance with Financial Accounting Standards Board Staff Position 106-2, which is effective for the first interim or annual period beginning after June 15, 2004, the accrued benefit obligation at September 30, 2004 and December 31, 2003 and the net periodic postretirement benefit cost for the three month and nine month periods ended September 30, 2004 and 2003 that are included in the condensed consolidated financial statements do not reflect the effects of the Act on the Company’s postretirement health care plan.  The Company has not completed its evaluation of the impact of the Act on such plan.

Liquidity and Sources of Capital:

Working capital at September 30, 2004 was approximately $389,000,000 compared with $43,000,000 at December 31, 2003. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $261,000,000 at September 30, 2004.  Net cash provided by operating activities in the first nine months of 2004 was more than $256,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2004) compared with $182,000,000 in the first nine months of 2003. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to September 30, 2004, compared with the actual TCE rates achieved during the first nine months of 2004, will have a negative comparative impact on the amount of cash provided by operating activities.

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

In July 2004, the Company concluded a new $100,000,000 seven-year unsecured revolving credit facility.  The terms, conditions and financial covenants contained in this agreement are more favorable than those contained in the long-term revolving credit facility that matures in December 2006.  Borrowings under the new facility bear interest at a rate based on LIBOR plus a margin.

In August 2004, the Company extended the maturity of a $150,000,000 five-year unsecured revolving credit facility by one year to August 2009 and amended one of its floating rate secured term loans.  The amendment to the secured loan extended its maturity date by two years to 2016, reduced required principal payments by approximately $390,000 per annum and added a $20,000,000 short-term credit facility.

As of September 30, 2004, OSG had $780,000,000 of long-term unsecured credit availability, of which $581,000,000 was unused. The Company’s four long-term revolving credit facilities mature in 2006 ($350,000,000), 2008 ($180,000,000), 2009 ($150,000,000) and 2011 ($100,000,000).  The Company also had two unsecured short-term credit facilities aggregating $65,000,000, of which approximately $38,300,000 was unused at September 30, 2004.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of September 30, 2004.  Existing financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

In addition, the secured nature of a portion of OSG’s debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company’s ability to obtain other financing.

Off-Balance Sheet Arrangements

As of September 30, 2004, the joint ventures in which the Company participates had total bank debt of $308,888,000. The Company’s percentage interests in these joint ventures ranged from 30% to 50%.  The Company has guaranteed $96,556,000 (including $94,810,000 with respect to the bank financing for the V Pluses discussed below) of the joint venture debt at September 30, 2004.  The balance of the joint venture debt is nonrecourse to the Company.  In connection with bank financing for four V Pluses, which were delivered in July 2004 to a joint venture in which the Company has a 49.9% interest, the partners severally issued guaranties on a pro rata basis aggregating $190,000,000.  The amount of such guaranties will decrease as the outstanding balance of the bank loan is reduced below $190,000,000.

Aggregate Contractual Obligations

As of September 30, 2004, the Company had chartered in 16 vessels (the Company’s participation interest in eight VLCCs and three Aframaxes averaged 35% and 58%, respectively) on leases that are, or will upon the vessels deliveries be, accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options.  The Company’s long-term contractual obligations as of September 30, 2004 with respect to these operating lease obligations are as follows (in thousands):

Balance of 2004	$16,532
2005	63,648
2006	52,208
2007	42,815
2008	38,690
Beyond 2008	61,056
Total	$274,949

The Company has used interest rate swaps to effectively convert a portion of its debt from a floating to  fixed-rate basis.  These agreements contain no leverage features and have various maturity dates from August 2005 to August 2014.  As of September 30, 2004, the interest rate swaps effectively convert the Company’s interest rate exposure on $396,047,000 from a floating rate based on LIBOR to an average fixed rate of 6.4%.

EBITDA

EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity.  EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy debt service, capital expenditure and working capital requirements.  While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table is a reconciliation of net income, as reflected in the condensed consolidated statements of operations, to EBITDA (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net income	$68,521	$14,036	$190,113	$100,111
Provision for federal income taxes	32,700	3,789	95,100	38,100
Interest expense	18,809	16,480	55,183	45,042
Depreciation and amortization	25,368	23,641	75,009	67,044
EBITDA	$145,398	$57,946	$415,405	$250,297

Ratios of Earnings to Fixed Charges

The ratios of earnings to fixed charges for the nine months ended September 30, 2004 and 2003 were 5.6x and 3.2x, respectively.  The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges.  Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

Earnings Per Share:

The following table presents comparative per share amounts for net income, adjusted for the effects of vessel sales and securities transactions, including write-downs in the carrying value of certain securities pursuant to FAS 115:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Basic net income per share	$1.74	$0.40	$4.87	$2.89
(Gain)/loss on sale of vessels*	(0.21)	—	(0.26)	0.02
(Gain) on securities transactions**	(0.03)	(0.03)	(0.15)	(0.13)
	$1.50	$0.37	$4.46	$2.78

*                 Based on amounts reported in Note N to the condensed financial statements, reduced by federal income taxes calculated at 35%.

**          Represents the sum of realized gain on sale of securities and write-down of marketable securities (as reported in Note N), reduced by federal income taxes calculated at 35%, as adjusted by the change in the valuation allowance.

Net income adjusted for the effect of vessel sales and securities transactions is presented to provide additional information with respect to the Company’s ability to compare from period to period vessel operating revenues and expenses and general and administrative expenses without gains and losses from disposals of assets and investments.  While net income adjusted for the effect of vessel sales and securities transactions is frequently used by management as a measure of the vessels operating performance in a particular period it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.  Net income adjusted for the effect of vessel sales and securities transaction should not be considered an alternative to net income or other measurements prepared in accordance with accounting principles generally accepted in the United States.

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

The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company’s leverage. As of September 30, 2004, there was $143,000,000 outstanding under such facility.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 are unaudited; however, such financial statements have been reviewed by the Company’s independent public accounting firm.

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

Item 4.                                                 Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2004 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004.

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

Item 6.                                                 Exhibits

See Exhibit Index on page 42.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 2004 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows and changes in shareholders’ equity for the nine month periods ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

October 26, 2004

OVERSEAS SHIPHOLDING GROUP, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date:	October 28, 2004	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date:	October 28, 2004	/s/ Myles R. Itkin
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