Form 10-K
period 2004-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2005-02-28
CIK 75208

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2637623 (I.R.S. Employer Identification No.)
511 Fifth Avenue, New York, New York (Address of principal executive offices)	10017 (Zip Code)
Registrant's telephone number, including area code: 212-953-4100
Securities registered pursuant to Secion 12(b) of the Act:
Title of each class Common Stock (par value $1.00 per share)	Name of each exchange on which registered New York Stock Exchange Pacific Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the     Act). Yes ☒    No ☐

        The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant's most recently completed second quarter, was $1,537,119,787, based on the closing price of $44.13 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

        As of February 22, 2005, 39,439,618 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement to be filed by the registrant in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.    BUSINESS

Overview

        Overseas Shipholding Group, Inc. ("OSG" or the "Company") is one of the world's leading independent bulk shipping companies engaged primarily in the ocean transportation of crude oil and petroleum products. As of December 31, 2004, the Company's modern fleet consisted of 61 oceangoing vessels that aggregate 11.2 million deadweight tons, of which 51 vessels operated in the international market and ten vessels operated in the U.S. Flag market. OSG is the only major U.S. shipping company with significant operations in both the international and U.S. Flag markets. A glossary of shipping terms (the "Glossary") that should be used as a reference when reading this Annual Report on Form 10-K begins on page 22. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

        On January 20, 2005, OSG acquired Stelmar Shipping Ltd. ("Stelmar"), a leading international provider of petroleum product and crude oil transportation services. Stelmar's modern fleet consists of 40 vessels, aggregating 2.3 million deadweight tons. As a result of the acquisition, OSG became the second largest publicly traded oil tanker company measured by number of vessels and third largest measured by deadweight tons. The acquisition of Stelmar is a transforming event for the Company. The acquisition provides OSG with multiple advantages:

  •
  The addition of the Stelmar fleet will result in OSG being a global leader in both crude and product tanker segments.

  •
  Stelmar's strategic focus of deploying the majority of its vessels on time charters will reduce OSG's predominantly spot market exposure for its VLCCs and Aframaxes.

  •
  The combined companies' customer relationships will span both the crude and the product markets, thus enhancing cross-selling opportunities for the Company.

  •
  The acquisition will provide OSG with the scale to increase operational leverage, while enhancing OSG's transportation offerings to charterers.

  •
  OSG's position as one of the leading shipping companies in the Aframax market will be bolstered.

        Information concerning the Company's business is provided in this Annual Report as of the end of 2004 and, in certain cases, as of the date of this Annual Report (unless noted otherwise) in order to reflect the Stelmar acquisition.

        In July 2004, a joint venture in which the Company has a 49.9% interest, acquired four double hull V Pluses (defined in Glossary on page 22). The four V Pluses, which are the only double hull V Pluses in the world, are capable of carrying up to 3.2 million barrels of crude oil, more than 50% greater than VLCCs, at a lower delivered cost per barrel. These four vessels incorporate many design features intended to extend their trading lives to 40 years and enhance their safety and efficiency in the long haul crude trade.

        In November 2004, the Company and Qatar Gas Transport Company Limited (Nakilat) formed a joint venture that ordered four 216,000 cbm LNG Carriers for an aggregate purchase price of $908 million. The LNG Carriers will, upon delivery in 2007 and 2008, commence 25-year time charters (with options to extend) to Qatar Liquefied Gas Company Limited (II). The vessels are intended for use on a new project to transport liquefied natural gas from Qatar to the United Kingdom. These state-of-the-art vessels will have twin slow-speed diesel engines and on-board reliquification capability to handle cargo boil-off.

        In October 2004, Congress passed the American Jobs Creation Act of 2004 which, for taxable years beginning in 2005, reinstates the indefinite deferral of United States taxation on foreign shipping income until such income is repatriated to the United States as dividends. From 1987 through 2004, the Company's foreign shipping income was subject to current taxation. The new tax law effectively restores the pre-1987 tax treatment of foreign shipping income beginning in 2005 and places the Company's international fleet on a level playing field with its offshore competitors for the first time since 1986 (see "Taxation of the Company" on page 16).

        In February 2005, the Company signed four agreements with the Maritime Administrator of the U.S. Department of Transportation pursuant to which, in October 2005, it will enter three U.S. Flag Product Carriers and one U.S. Flag Pure Car Carrier into the U.S. Maritime Security Program for ten-year terms (see "U.S. Flag Fleet Operations" on page 10). This transaction coupled with its earlier acquisition of two U.S. Flag Product Carriers in April 2004 marks the Company's first major investment in the U.S. Flag business in a number of years.

        Of the 61 vessels in OSG's fleet at the end of 2004, 56 are tankers engaged in the oil transportation business, of which 49 are Foreign Flag tankers that operate in the international market and seven are U.S. Flag tankers that operate in the U.S. Alaskan and coastwise trades. The Company's five other vessels are engaged in the transportation of dry bulk cargo. Two are chartered-in Foreign Flag Dry Bulk Carriers that operate in the international market, two are chartered-in U.S. Flag Dry Bulk Carriers that operate in the U.S. foreign aid trade, and one is a U.S. Flag Pure Car Carrier. Of the Company's 49 Foreign Flag tankers, four are V Pluses (all of which are owned by a joint venture in which the Company has an interest of 49.9%), 21 are VLCCs (including one vessel owned by a joint venture in which the Company has an interest of 30% and seven which are chartered-in with the Company having a 100% interest in one of these vessels and an average participation interest of 37% in the six other vessels), one is a Suezmax, 17 are Aframaxes (including one vessel owned by a joint venture in which the Company has a 50% interest and three of which are chartered-in with the Company having an average participation interest of 58%) and six are Product Carriers. The Marshall Islands is the principal flag of registry of the Company's Foreign Flag vessels. The Company's U.S. Flag tankers consist of three tankers engaged in the transportation of Alaskan crude oil ("U.S. Flag Crude Tankers") and four Product Carriers.

        The Company charters its vessels either for specific voyages ("voyage charters") at spot rates or for specific periods of time ("time charters") at fixed monthly amounts. From time to time, the Company may charter out its vessels on bareboat charters. Under such bareboat charters, the ships are chartered out for specific periods of time (generally medium or long-term) during which they are manned and operated by our customers.

        In recent years, over 85% of the Company's shipping revenues have been generated by the transportation of crude oil and petroleum products. The balance of the Company's revenues have been derived from the transportation of dry bulk cargoes, primarily grain, coal, and iron ore. The transportation of crude oil accounted for all of the operating income of the Company's joint ventures in each of 2004, 2003 and 2002. The Company's customers include many of the world's largest oil companies.

        Voyage charters constituted 85% of the Company's Time Charter Equivalent revenues in 2004, 79% in 2003 and 70% in 2002. Accordingly, the Company's shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company's vessels operate. Spot market rates are highly volatile. Rates are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over the period of projected use. Seasonal trends greatly affect world oil consumption and consequently tanker demand. While trends in consumption vary with season, peaks in tanker demand quite often precede seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand are principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by the volume of newbuilding deliveries, the removal (principally through scrapping) of existing vessels from service, and by the greater efficiency of modern tonnage. Scrapping is affected by the level of freight rates, by the level of scrap prices and by international and U.S. governmental regulations that require the maintenance of vessels within certain standards and mandate the retirement of tankers lacking double hulls.

        A major portion of the Company's U.S. Flag fleet is on time or bareboat charter, providing a significant and predictable level of earnings, which is not subject to fluctuations in spot-market rates. The Company's U.S. Flag Crude Tankers are on bareboat charters extending for the remaining useful lives of such vessels with remaining terms ranging from six months to more than one year. Two of the Company's four U.S. Flag Product Carriers are operating on charter arrangements extending through the end of their useful lives. The other two U.S. Flag Product Carriers are operating on time charters that extend to December 2005. The Company's U.S. Flag Pure Car Carrier is operating on a time charter that extends through late 2007. In the Company's international fleet, one VLCC was operating on a time charter at December 31, 2004 that ended in February 2005, the Suezmax is operating under a charter arrangement that extends to June 2005 and two of the Handysize Product Carriers are operating on time charters that extend to February and October 2005. OSG's two Foreign Flag Dry Bulk Carriers commenced three-year time charters in early 2004, at which time these vessels were withdrawn from the pool of Capesize vessels in which they had participated since 2000. In the aggregate, time charter and bareboat charter revenues constituted 15% of the Company's TCE revenues in 2004, 21% in 2003 and 30% in 2002.

        In the international market, the Company has one of the industry's most modern and efficient fleets. As of December 31, 2004, the average age of the Company's four V Pluses was 2.3 years, the 21 VLCCs was 5.4 years and the 17 Aframaxes was 6.5 years. In contrast as of the end of 2004, the average age of the world fleets of VLCCs and Aframaxes was 8.7 years and 10.2 years, respectively. At a time when major customers are demonstrating a clear preference for modern tonnage based on concerns about the environmental risks associated with older vessels, more than 97% (based on deadweight tons, weighted to reflect the Company's interest in chartered-in vessels and vessels owned jointly with others) of OSG's Foreign Flag tanker fleet is double hull or double sided. The young age of the Company's VLCC and Aframax fleets and the Company's technical management expertise has resulted in minimal service disruptions for these vessels.

        To increase vessel utilization and thereby revenues, the Company participates in commercial pools with other owners of modern vessels. By operating a large number of vessels as an integrated transportation system, such pools offer customers greater flexibility and a higher level of service while, at the same time, achieving improved scheduling efficiencies for vessel owners. In December 1999, the Company and other leading ship owning companies formed Tankers International LLC to pool the commercial operation of their modern VLCCs. As of December 31, 2004, Tankers managed 41 VLCCs. The Company also has an Aframax pooling arrangement that consisted of 36 Aframaxes as of December 31, 2004, which generally trade in the Atlantic Basin, North Sea and the Mediterranean. Both of these pools negotiate charters with customers on behalf of the Company, primarily in the spot market. The size and scope of these pools enable them to enhance utilization rates for pool vessels and generate higher effective TCE revenues than are otherwise obtainable in the spot market.

        In recent years, the Company has materially reduced vessel operating costs. The Company has reduced organizational layers to streamline decision making, transferred functions to lower-cost areas, outsourced functions where appropriate, and renegotiated service and supply contracts. Through fully integrated shoreside and shipboard automation, the Company has been able to improve the speed and quality of information provided to its customers. All aspects of vessel operations are continuously reviewed to ensure that the Company's vessels conform with best industry practices.

        While the Company's ability to attract and maintain customers is significantly affected by the competitiveness of the rates it charges, OSG has sought to distinguish itself through its emphasis on service, safety and reliability. Through its customer-focused business strategy, the Company is committed to providing comprehensive transportation solutions for its customers' bulk shipping challenges. As a result, the Company has successfully maintained a number of long-term, close customer relationships.

        The Company also believes that the strength of its balance sheet, and the financial flexibility that it affords, distinguishes it from many of its competitors. At December 31, 2004, the Company's liquidity adjusted debt to capital ratio stood at 15.0% compared with 42.6% at December 31, 2001. For this purpose, liquidity adjusted debt is defined as long-term debt reduced by cash, marketable securities and tax adjusted balance in the Capital Construction Fund. The Company's liquidity adjusted debt to capital ratio has decreased significantly even as OSG has made investments in joint ventures and vessels of more than $590 million in the last three years. Giving pro forma effect to the acquisition of Stelmar, which the Company acquired for a total purchase price of approximately $1.35 billion including the assumption of Stelmar's debt, and proceeds from the sale of five Product Carriers in January 2005, the liquidity adjusted debt to capital ratio as of December 31, 2004 would have increased to approximately 50%.

        As of December 31, 2004, the Company had 1,696 employees: 1,530 seagoing personnel and 166 shoreside staff. The Company has collective bargaining agreements with two different maritime unions covering 128 seagoing personnel employed on the Company's U.S. Flag vessels. These agreements are in effect through June 15, 2005 with one of the unions and June 15, 2006 with the other union. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. OSG believes that it has a satisfactory relationship with its employees.

Acquisition of Stelmar

        On January 20, 2005, OSG completed its acquisition of Stelmar. Accordingly, the operating results of the Stelmar fleet will be reflected in the Company's consolidated financial statements commencing January 21, 2005. Stelmar's 40 vessel fleet consisted of 24 Handysize Product Carriers (15 of which are owned and nine of which are bareboat chartered in), 13 owned Panamaxes and three Aframaxes (one of which is owned and two of which are bareboat chartered in). All of the owned vessels and five of the chartered-in vessels are double hulled, and the remaining six chartered-in vessels are double sided. Thirty-three of Stelmar's 40 vessel fleet are currently employed on time charters that expire between March 2005 and July 2009. The addition of Stelmar's fleet will increase the Company's revenue days by approximately 13,700, of which 60% were fixed as of January 31, 2005.

        As of January 31, 2005, the Company's combined Foreign Flag fleet consisted of 90 Foreign Flag vessels totaling 12.9 million deadweight tons (giving effect to the sale of the Diane in January 2005). The combined Foreign Flag tanker fleet is among the youngest fleets in the industry, and 97% (based on deadweight tons, weighted to reflect the Company's interest in chartered-in vessels and vessels owned jointly with others) of the vessels are double-hulled or double-sided. As of January 31, 2005, the average ages of OSG's Aframax, Panamax and Handysize fleets were 6.8 years, 4.4 years and 9.7 years, respectively, compared with world fleet averages as of December 31, 2004 in these sectors of 10.2 years, 13.9 years and 13.8 years, respectively.

        As of January 31, 2005, five of the 13 Panamaxes participated in the Stelcape Limited ("Stelcape") pool, a pool of 12 double hull Panamaxes formed in April 2004. Of the remaining seven Panamaxes, four are chartered in by the other pool partner from the Company and three are chartered-in by the other pool partner from third parties. Stelcape's vessels generally trade between South and Central America, the U.S. and Caribbean.

        As of January 31, 2005, giving effect to the Company's acquisition of Stelmar, the Company had 2,775 employees: 2,533 seagoing personnel and 242 shoreside staff, primarily in five offices around the world (New York, Newcastle (U.K.), Athens, London and Singapore).

Forward-Looking Statements

        This Form 10-K contains forward-looking statements regarding the outlook for tanker and dry cargo markets, and the Company's prospects, including prospects for certain strategic alliances. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for oil and petroleum products, either globally or in particular regions; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to the Company of suitable vessels for acquisition or chartering in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; the ability to attract and retain customers; the ability of the Company to successfully combine the operations of the Company and Stelmar; and changes affecting the vessel owning joint ventures in which the Company is a party. The Company assumes no obligation to update or revise any forward-looking statements. Forward- looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

Operations

        The bulk shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers and Dry Bulk Carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company has established four reportable business segments: Foreign Flag VLCCs, Aframaxes and Product Carriers, and U.S. Flag Vessels.

        The following chart reflects the percentage of TCE revenues generated by the Company's four reportable segments for each year in the three-year period ended December 31, 2004 and excludes the Company's proportionate share of TCE revenues of joint ventures. Following the acquisition of two U.S. Flag Product Carriers in the second quarter of 2004, the Company revised its reportable segments in 2004 to include all U.S. Flag vessels as one reportable segment. Segment information for 2003 and 2002 has been reclassified to conform to the 2004 presentation.

	Percentage of TCE Revenues
	2004	2003	2002
Foreign Flag
VLCCs	58.2%	43.9%	29.9%
Aframaxes	24.0%	24.5%	26.7%
Product Carriers	4.8%	8.2%	13.1%
Other	3.7%	6.0%	4.2%

Total Foreign Flag Segments	90.7%	82.6%	73.9%
U.S. Flag	9.3%	17.4%	26.1%

Total	100.0%	100.0%	100.0%

        The following chart reflects the percentage of income from vessel operations accounted for by each reportable segment. Income from vessel operations is before general and administrative expenses and the Company's share of income from joint ventures:

	Percentage of Income from Vessel Operations
	2004	2003	2002
Foreign Flag
VLCCs	65.2%	49.2%	24.5%
Aframaxes	25.1%	26.7%	35.9%
Product Carriers	3.4%	6.2%	13.8%
Other	0.9%	6.1%	—

Total Foreign Flag Segments	94.6%	88.2%	74.2%
U.S. Flag	5.4%	11.8%	25.8%

Total	100.0%	100.0%	100.0%

        The increase in the relative contribution of VLCCs and Aframaxes to TCE revenues and income from vessel operations in 2004 compared with both 2003 and 2002 reflects the Company's focus on these two segments. From 2002 to 2004, the revenue days of the Company's VLCCs and Aframaxes increased by 57% and 19%, compared with the respective prior year. In 2004, OSG entered into charter-in arrangements with other pool members covering seven VLCCs and three Aframaxes to take advantage of the current attractive spot market rates. Revenues from Foreign Flag vessels are derived principally from voyage charters and are, therefore, significantly affected by prevailing spot rates. During 2002, spot rates, particularly for VLCCs and Aframaxes, were significantly lower than their levels for 2004 and 2003. In contrast to the Foreign Flag fleet, revenues from U.S. Flag vessels are derived principally from long-term fixed rate charters generating a fixed level of TCE earnings. Accordingly, the relative contribution of the U.S. Flag vessels to consolidated TCE revenues and to consolidated income from vessel operations is dependent on the level of freight rates then existing in the international market, increasing when rates in the international market decrease and decreasing when such rates increase.

        The following chart reflects the percentage of equity in income of joint ventures by each reportable segment. The joint venture that is operating four V Pluses is included in the VLCC segment because of the similarity in their trade.

	Percentage of Equity in Income of Joint Ventures
	2004	2003	2002
Foreign Flag
VLCCs	74.3%	69.0%	29.8%
Aframaxes	10.1%	8.5%	1.2%
Product Carriers	—	—	—
Other	—	0.2%	0.8%

Total Foreign Flag Segments	84.4%	77.7%	31.8%
U.S. Flag	15.6%	22.3%	68.2%

Total	100.0%	100.0%	100.0%

        The relative contribution to equity in income of joint ventures of the Company's joint venture VLCCs and one Aframax grew in 2004 compared with 2003 because of the significant increase in spot market rates earned by such vessels relative to the Company's share of incentive hire received from Alaska Tanker Company (U.S. Flag vessels), which does not fluctuate with rates. The increase in spot rates for VLCCs more than offset a reduction in their revenue days.

        In 2004, the Company completed a transaction with its partner covering six joint venture companies, each of which owned a VLCC. This transaction provided for an exchange of joint venture interests that resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe, and the joint venture partner owning 100% of the Edinburgh, Ariake and Hakata. The results of the Dundee, Sakura I and Tanabe are included in the VLCC segment from the effective date of the transaction.

        In July 2004, a joint venture formed with a Tankers pool partner took delivery of four V Pluses. The V Pluses have earned a significant premium to the average rates achieved by the Company's VLCCs.

        For additional information regarding the Company's four reportable segments for the three years ended December 31, 2004, see Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note C to the Company's consolidated financial statements set forth in Item 8.

Fleet Summary

        As of December 31, 2004, OSG's Foreign Flag and U.S. Flag operating fleets consisted of 61 vessels, including six vessels owned by joint ventures (four V Pluses, one VLCC and one Aframax) in which the Company has an average interest of 47% and 14 vessels that are chartered in under operating leases. Seven of the chartered-in vessels are VLCCs. The Company has less than a 100% interest in six of the chartered-in VLCCs, with an average participation interest of 37%. Three of the chartered-in vessels are Aframaxes in which the Company has an average participation interest of 58%. In addition, the Company has a participation interest of 40% in the time charter-in of one VLCC, which is scheduled to commence upon its delivery from a shipyard in mid 2005. Four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest.

Tankers and Dry Bulk Vessels

	December 31, 2004		December 31, 2003		December 31, 2002
Vessel Type
	Vessels	Dwt	Vessels	Dwt	Vessels	Dwt
Foreign Flag
V Pluses	4	1,766,694	—	—	—	—
VLCC	21	6,371,081	21	6,335,600	21	6,316,217
Suezmax	1	147,501	1	147,501	1	147,501
Aframax	17	1,778,370	13	1,339,961	12	1,227,918
Panamax Product Carrier	2	128,379	2	128,379	4	260,765
Handysize Product Carrier	4	159,555	4	159,555	4	159,555
Capesize Bulk Carrier	2	319,843	2	319,843	2	319,843

Foreign Flag Tanker and Dry Bulk Vessels	51	10,671,423	43	8,430,839	44	8,431,799
U.S. Flag
Crude Tanker	3	275,904	4	398,664	4	398,664
Handysize Product Carrier	4	188,810	2	87,030	2	87,030
Bulk Carrier	2	51,902	2	51,902	2	51,902
Pure Car Carrier	1	16,141	1	16,141	1	16,141

U.S. Flag Tanker and Dry Bulk Vessels	10	532,757	9	553,737	9	553,737

Foreign and U.S. Flag Tanker and Dry Bulk Vessels	61	11,204,180	52	8,984,576	53	8,985,536
Foreign Flag Newbuildings on Order
VLCC	1	305,177	—	—	1	318,518
Aframax	—	—	1	112,700	2	225,401

Total Tanker and Dry Bulk Vessels, including Newbuildings	62	11,509,357	53	9,097,276	56	9,529,455

LNG Carriers

	December 31, 2004		December 31, 2003		December 31, 2002
	Vessels	Cbm	Vessels	Cbm	Vessels	Cbm
LNG Carriers on Order	4	864,800	—	—	—	—

        The following chart summarizes the fleet and its tonnage, weighted to reflect the Company's ownership and participation interests in vessels.

	December 31, 2004		December 31, 2003		December 31, 2002
	Vessels	Dwt	Vessels	Dwt	Vessels	Dwt
Total Tankers and Dry Bulk Vessels	52.9	8,818,695	47.2	7,669,441	45.9	6,973,157
Total Tankers and Dry Bulk Vessels, including Newbuildings	53.3	8,940,766	48.2	7,782,141	48.9	7,517,076
LNG Carriers on Order	2.0	431,535 Cbm	—	—	—	—

        In October 2004, the Company agreed to sell the Diane, one of the Panamax Product Carriers referred to in the tables above. The sale was completed in January 2005.

        In November 2004, the Company agreed to sell and charter back the four Handysize Product Carriers. The sale and charter back for periods from 42 to 48 months was completed in January 2005.

        In February 2005, the Company agreed to sell the Mary Ann, its remaining Panamax Product Carrier.

        The acquisition of Stelmar in January 2005 added 40 vessels to the Company's international flag fleet, comprising 24 Handysize Product Carriers, 13 Panamaxes and three Aframaxes. Giving effect to the acquisition of Stelmar, the international flag fleet totals 90 vessels aggregating 12,860,335 dwt.

International Fleet Operations

        The Company's VLCC and Aframax fleets constitute two of its reportable business segments. In order to enhance vessel utilization and TCE revenues, the Company has placed its VLCCs and Aframaxes in pools that are responsible for the Commercial Management of these vessels.

Tankers International LLC ("Tankers")

        In December 1999, the Company and five other leading tanker companies formed Tankers to pool the commercial operation of their modern VLCC fleets. As of December 31, 2004, Tankers managed a fleet of 41 modern VLCCs of which the Company has contributed 20 vessels, including one ship owned by a joint venture in which the Company has a 30% ownership interest and seven vessels that are chartered-in. The Company has a 100% interest in one of the chartered-in VLCCs and participation interests ranging from 15% to 50% in the six other chartered-in vessels.

        Tankers performs the Commercial Management of its participants' vessels. It collects revenues from customers, pays voyage-related expenses, and distributes TCE revenues to the participants, after deducting administrative fees, according to a formula based upon the relative carrying capacity, speed, and fuel consumption of each vessel. Tankers also Commercially Manages the four V Pluses.

        One of the Tankers pool members is withdrawing its five vessels from the pool during the first four months of 2005. These withdrawals will be offset by the addition of the four V Pluses and three VLCCs during the first nine months of 2005. One of the VLCCs is the Company's Equatorial Lion, which entered the pool in February 2005 at the end of its charter out, and another is a chartered-in vessel in which the Company will hold a 40% participation interest.

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

        By consolidating the Commercial Management of its substantial fleet, Tankers is able to offer its customers "one-stop shopping" for high-quality VLCCs and V Pluses. The size of the fleet enables Tankers to become the logistics partner of major customers, providing new and improved tools to help them better manage their shipping programs, inventories, and risk.

Aframax Pool ("Aframax International")

        Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. In the past three years, five owners have joined the pool, adding 12 vessels. With 36 vessels that generally trade in the Atlantic Basin, North Sea and the Mediterranean, the Aframax International pool has been able to enhance vessel utilization with backhaul cargoes and COAs, thereby generating higher TCE revenues than would otherwise be attainable in the spot market.

        Upon acquisition of Stelmar, the Company acquired three additional Aframaxes, two of which are chartered in. These three Aframaxes are operating on time charters out that are scheduled to end between September 2005 and February 2006. These vessels will join Aframax International following the expiration of such time charters

Commercially Flexible Fleet of Product Carriers

        As of December 31, 2004, OSG's fleet of six Foreign Flag Product Carriers constitutes one of the Company's reportable business segments. OSG's four Handysize Product Carriers operate in the Atlantic Basin and provide the Company's customers full access to all Boston-area terminals, allowing maximum discharge flexibility. In January 2005, the Company sold and bareboat chartered back these four vessels for an average term of 46 months. In January 2005, the Company also completed the sale of one of its two Panamax Product Carriers. In February 2005, the Company agreed to sell its remaining Panamax Product Carrier.

        The vessels added to the Company's fleet upon the acquisition of Stelmar included 24 Handysize Product Carriers. The Company plans to integrate the Commercial Management of its newly acquired Handysize Product Carriers with its four Handysize Product Carriers. The Company believes that there are currently greater opportunities to enter long-term time charters for its Handysize Product Carriers than for its VLCCs and Aframaxes and, thereby, increase the amount of earnings that is predictable and not subject to spot-market rate fluctuations.

Entrance into LNG Carrier Market

        In November 2004, after a competitive tender process, Qatar Liquefied Gas Company (II) selected a joint venture in which the Company has a 49.9% interest to time charter to it four LNG Carrier newbuildings for twenty-five years, with options to extend. The joint venture, which is between the Company and Qatar Gas Transport Company Limited (Nakilat), ordered four 216,000 cbm LNG Carriers at a total purchase price of $908 million for delivery in 2007 and 2008, at which times the time charters will begin. These state-of-the art vessels will be technically managed by the Company. Through the award of these time charters, the Company is strategically diversifying its business, entering a market that the Company believes offers significant opportunities.

U.S. Flag Fleet Operations

        The Company's U.S. Flag vessels constitute one of the Company's reportable business segments.

        Under the Jones Act, shipping between United States ports, including the movement of Alaskan crude oil, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies, more than 75% owned and controlled by U.S. citizens. The three U.S. Flag Crude Tankers and four U.S. Flag Product Carriers operate in trades protected by the Jones Act.

        The Merchant Marine Act of 1936, as amended, requires that preference be given to U.S. Flag vessels, if available at reasonable rates, in the shipment of at least half of all U.S. government-generated cargoes and 75% all of food-aid cargoes. The Company's two U.S. Flag Dry Bulk Carriers generate most of their revenue from these preference trades.

        Since late 1996, the Company's U.S. Flag Pure Car Carrier has participated in the U.S. Maritime Security Program (the "Program"), which ensures that militarily-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Under the Program, the Company receives approximately $2.1 million per year through 2005. In February 2005, the Company signed four agreements with the Maritime Administrator of the Department of Transportation pursuant to which, in October 2005, the Company will enter three U.S. Flag Product Carriers and one U.S. Flag Pure Car Carrier into the Program for ten-year terms. The Company intends to acquire three Foreign Flag Product Carriers that satisfy the requirements of the Program and reflag them to U.S. Flag. The Company's U.S. Flag Pure Car Carrier will continue in the Program through 2007, at which time the Company intends to substitute a modern U.S. Flag Car Carrier into the Program. Under the Program, the Company will receive approximately $2.6 million per year for each vessel through 2008, $2.9 million per year for each vessel from 2009 through 2011, and $3.1 million per year for each vessel from 2012 through 2016, subject in each case to annual Congressional appropriations.

        To encourage private investment in U.S. Flag vessels, the Merchant Marine Act of 1970 permits deferral of taxes on earnings from U.S. Flag vessels deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag vessels (primarily those limited to foreign, Great Lakes, and noncontiguous- domestic trades). The Company is a party to an agreement under the act. Under the agreement, the general objective is (by use of assets accumulated in the fund) for U.S. Flag vessels to be constructed or acquired. If the agreement is terminated or amounts are withdrawn from the Capital Construction Fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had approximately $268 million in its Capital Construction Fund as of December 31, 2004. The Company's balance sheet at December 31, 2004 includes a liability of approximately $84 million for deferred taxes on the fund deposits and earnings thereon.

Alaska Tanker Company, LLC ("ATC")

        Building on a more than 30-year relationship between the Company and BP p.l.c. ("BP"), ATC was formed in early 1999 by the Company, BP, and Keystone Shipping Company ("Keystone"), to create the leading provider of marine transportation services in the environmentally sensitive Alaskan crude-oil trade. ATC, which is owned 37.5% by the Company, 37.5% by Keystone, and 25% by BP, manages the vessels carrying BP's Alaskan crude oil, including three of the Company's vessels. The Company's U.S. Flag Crude Tankers are bareboat chartered to ATC, with BP guaranties. Each bareboat charter expires shortly before the date that OPA 90 precludes such single hull tanker from calling on U.S. ports. The three charters expire from June 2005 through March 2006. The bareboat charters will generate TCE revenues of approximately $15.1 million in 2005 and $1.1 million in 2006. The Company's participation in ATC provides the Company with the ability to earn additional income (incentive hire) based upon ATC's meeting certain predetermined performance standards. Such income, which is included in equity in income of joint ventures, amounted to $7.1 million in 2004, $7.6 million in 2003 and $7.8 million in 2002.

        In August 1999, the Company sold the foregoing three vessels (and two others that were subsequently disposed of by the owner in 2000 and 2004) and leased them back as part of an off-balance sheet financing that generated approximately $170 million. On July 1, 2003, the Company consolidated this entity in accordance with Financial Accounting Standards Board Interpretation No. 46. For additional information, see Note B to the consolidated financial statements set forth in Item 8. As of December 31, 2004, the balance of bank debt on the books of the entity to which such vessels were sold aggregated $15.5 million. Approximately $10.4 million of such debt is repayable in full from bareboat charter revenues received from ATC, which are guaranteed by BP.

Competition

        The bulk shipping industry is highly competitive and fragmented, with no one shipping group owning or controlling more than 6% of the world tanker fleet. OSG competes with other owners of

U.S. and Foreign Flag tankers and dry cargo ships operating on an unscheduled basis similar to the Company.

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

        In both the VLCC and Aframax market segments, the Company competes against a large number of companies that own or operate vessels in these segments. Competitors include other independent shipowners, oil companies and state owned entities with fleets ranging from one to more than 40 vessels in a particular segment. While some companies operate worldwide, others focus on one or more geographical areas such as the Pacific, the Mediterranean or the Caribbean.

        As of December 31, 2004, OSG's fleet of VLCCs and V Pluses consisted of 25 vessels (8.1 million dwt) of which 24 (7.8 million dwt) are commercially managed through Tankers. As of December 31, 2004, Tankers had a fleet of 41 VLCCs (12.4 million dwt). Tankers' fleet as of December 31, 2004, represents 9.4% of the total world VLCC fleet based on deadweight tons.

        In the VLCC market segment, Tankers competes with more than 90 owners, the largest being Frontline Ltd. (34 vessels, 10.0 million dwt), Nippon Yusen Kabushiki Kaisha (33 vessels, 9.2 million dwt), VELA International Marine Ltd., the shipping arm of the Saudi Arabian oil company (31 vessels, 9.4 million dwt), Mitsui OSK Lines Ltd. (30 vessels, 8.5 million dwt) and World-Wide Shipping Agency (S) Pte. Ltd. (22 vessels, 6.4 million dwt).

        As of December 31, 2004, Aframax International consisted of 36 Aframaxes (3.8 million dwt), that generally trade in the Atlantic Basin, North Sea and Mediterranean. More than 160 owners operate in the Aframax market segment. The Company's main competitors include Teekay Shipping Corporation (54 vessels, 5.4 million dwt), Malaysian International Shipping Corporation Berhad (36 vessels, 3.7 million dwt), General Maritime Corp. (26 vessels, 2.5 million dwt), Minerva Marine Inc. (15 vessels, 1.6 million dwt), Tsakos Energy Navigation (11 vessels, 1.1 million dwt), and Novorossiysk Shipping Company (11 vessels, 1.2 million dwt).

        In the U.S. Flag trades, the Company competes with other owners of U.S. Flag vessels. Demand for U.S. Flag Product Carriers is closely linked to changes in regional energy demands and in refinery activity. These vessels also compete with pipelines and ocean-going barges, and are affected by the level of imports on Foreign Flag Product Carriers.

Environmental and Security Matters Relating to Bulk Shipping

        Domestic Requirements.    Since 1990, the tanker industry has experienced a more rigorous regulatory environment. Safety and pollution concerns have led to a greater emphasis on vessel quality and to the strengthening of the inspection programs of Classification Societies, governmental authorities and charterers.

        OPA 90 affects all vessel owners shipping oil to, from, or within the United States. Under OPA90, a vessel owner or operator is liable without fault for removal costs and damages, including economic loss without physical damage to property, of up to $1,200 per gross ton of the vessel. When a spill is proximately caused by gross negligence, wilful misconduct or a violation of a federal safety, construction or operating regulation, liability is unlimited. OPA 90 did not pre-empt state law and, therefore, states remain free to enact legislation imposing additional liability. Virtually all coastal states have enacted pollution prevention, liability and response laws, many with some form of unlimited liability.

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

        OSG's one single hull VLCC (in which OSG has a 30% interest) and its single hull Suezmax will not be permitted to trade to U.S. ports after 2009. The Company's 50% owned single hull Aframax is, based on the Company's intention to have the vessel classed as double sided in 2005, required to stop trading to U.S. ports in 2015. The four U.S. Flag Product Carriers, two of which are operated under capital leases expiring in 2011, are not affected by the OPA 90 phase-out schedule. The OPA 90 phase-out dates for the Company's remaining Foreign Flag Product Carriers are subsequent to their respective IMO phase-out dates (see the discussion of International Requirements below). Two of OSG's three U.S. Flag Crude Tankers are required to be phased out in 2005, and one in 2006, at which time each of these tankers will be at the end of its commercial life as an oil tanker.

        OPA 90 also requires owners and operators of vessels calling at U.S. ports to develop contingency plans for reporting and responding to various oil spill scenarios up to a worst case oil spill under adverse weather conditions. The plans must include contractual commitments with clean-up response contractors in order to ensure an immediate response to an oil spill. Furthermore, training programs and drills for vessel, shore and response personnel are required. The Company has developed and filed its vessel response plans with the U.S. Coast Guard and has received approval of such plans. Under U.S. Coast Guard financial responsibility regulations issued pursuant to OPA 90, all vessels entering U.S. waters are required to obtain Certificates of Financial Responsibility ("COFRs") from the U.S. Coast Guard demonstrating financial capability to meet potential oil spill liabilities. All the vessels in the Company's U.S. and Foreign Flag fleets have requisite COFRs.

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

        MARPOL 73/78 regulations of the IMO require double hulls or equivalent tanker designs for newbuildings ordered after 1993. In addition, the regulations, which were amended in 2001, provided a timetable for the phase out of single hull tankers. This timetable was amended again in December 2003 in response to European Union ("EU") proposals, further accelerating the final phase-out dates for single hull tankers. The new phase-out regime will become effective on April 5, 2005. For Category 1 tankers (pre-MARPOL tankers without segregated ballast tanks, generally built before 1982), the final phase-out date has been brought forward to 2005 from 2007. For Category 2 tankers (MARPOL tankers, generally built after 1982) the final phase out date was brought forward to 2010 from 2015. In addition, a Condition Assessment Scheme ("CAS") will apply to all single hull tankers 15 years or older. Flag states, however, may permit the continued operation of Category 2 tankers beyond 2010, subject to satisfactory CAS results, but only to 2015 or 25 years of age, whichever comes earlier. Category 2 tankers fitted with double bottoms or double sides not used for the carriage of oil will be permitted to trade beyond 2010 to 25 years of age, subject to the approval of the flag state. The latest amendments to MARPOL 73/78 will ban the oldest single hull tankers from worldwide trading by the end of 2005, while most of the remaining single hull tankers will be excluded from the international oil tanker trades by 2010.

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

        Because OSG's Foreign Flag tanker fleet comprises mainly modern double hull vessels, the impact of the revised EU regulations and the revised and accelerated IMO phase out schedule will be limited. The following table summarizes the impact of such regulations on the Company's single hull and double sided Foreign Flag tankers:

				Banned from EU Ports		IMO Phase Out(1)
Vessel Name	Vessel Type	Vessel Category(5)	Year Built	Year of Ban	Age at Date of Ban	Year of Phase Out	Age at Date of Phase Out
Crude Tankers
FRONT TOBAGO(2)	VLCC	SH	1993	2010	17	2015	22
ECLIPSE(3)	Suezmax	SH	1989	2010	21	2014	25
COMPASS I(4)	Aframax	SH	1992	2015	23	2017	25
Product Carriers
MARY ANN(3)	Panamax	DS	1986	2011	25	2011	25
URANUS(6)	Handysize	DS	1988	2013	25	2013	25
VEGA(6)	Handysize	DS	1989	2014	25	2014	25
DELPHINA(6)	Handysize	DS	1989	2014	25	2014	25
NEPTUNE(6)	Handysize	DS	1989	2014	25	2014	25

(1)
Assumes that flag state permits continued trading.

(2)
30% owned.

(3)
100% owned.

(4)
50% owned. Because the cost and impact on cargo carrying capacity necessary to have vessel classed as double sided are minimal and because the Company intends to make such changes, the evaluation of the remaining useful life was made on the basis that the vessel was double sided.

(5)
SH = single hull/segregated ballast tanks; DS = double sided.

(6)
In November 2004, the Company agreed to sell and charter back these vessels for terms ranging from 42 to 48 months. The sales and charter backs were completed in January 2005.

        All six of the double-sided Handysize Product Carriers in the Stelmar fleet are chartered in on leases that expire prior to the date they are affected by the revised EU regulations.

        The Company's three U.S. Flag Crude Tankers and four U.S. Flag Product Carriers participate in the U.S. Jones Act trades and are therefore not affected by the IMO phase-out schedule. The U.S. has not adopted the 2001 amendments to the MARPOL regulations, which were viewed as less restrictive than OPA 90 regulations that were already in place.

        Many users of oil transportation services operating around Europe are showing a willingness to pay a higher freight rate for double hull tankers than for single hull tankers. It is becoming increasingly more difficult to obtain clearance for single hull tankers from many countries and oil terminals.

        Insurance.    Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $4.25 billion. As a member of a P&I Association, which is a member of the International Group, the Company is subject to calls payable to the associations based on its claim record as well as the claim records of all other members of the individual Association of which it is a member, and the members of the pool of P&I Associations comprising the International Group. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

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

        The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of our vessels that are covered under the vessels' marine hull and machinery insurance. Although loss of hire insurance covers up to 120 days lost charter income per vessel per incident, the Company bears the first 27 days lost for each covered incident.

        Security Matters.    As of July 1, 2004, all ships involved in international commerce and the port facilities that interface with those ships must comply with the new International Code for the Security of Ships and of Port Facilities ("ISPS Code"). This includes passenger ships, cargo ships over 500 gross tons, and mobile offshore drilling rigs. The ISPS Code, which was adopted by the IMO in December 2002, provides a set of measures and procedures to prevent acts of terrorism, which threaten the security of passengers and crew and the safety of ships and port facilities. All of OSG's Ship

Security Plans for its vessels have been approved by the appropriate regulatory authorities and have been implemented.

Taxation of the Company

        The following summary of the principal United States tax laws applicable to the Company, as well as the conclusions regarding certain issues of tax law, are based on the provisions of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), existing and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur. The Company's views should not be considered official, and no assurance can be given that the conclusions discussed below would be sustained if challenged by taxing authorities.

        For 2005, substantially all foreign corporations, including those acquired as a result of the 2005 acquisition of Stelmar, owning or operating vessels will be subsidiaries of OSG International, Inc., a wholly owned subsidiary of the Company incorporated in the Marshall Islands ("OIN"). These corporations have made or will make special U.S. tax elections under which they will be treated as "branches" of OIN rather than separate corporations for U.S. federal income tax purposes. For 2004, OIN and its subsidiaries contributed substantially all of the Company's pre-tax income.

        As a result of changes made by the American Jobs Creation Act of 2004 ("2004 Act"), as discussed below, for taxable years beginning after December 31, 2004, the Company will no longer be required to report in income on a current basis the undistributed foreign shipping income earned by OIN under the "Subpart F" provisions of the Code.

Taxation to OIN of its Shipping Income: In General

        The Company anticipates that OIN will derive substantially all of its gross income from the use and operation of vessels in international commerce and that this income will principally consist of hire from time and voyage charters for the transportation of cargoes and the performance of services directly related thereto, which is referred to herein as "shipping income."

        Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the United States will be considered to be 100% derived from sources within the United States. OIN does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. OIN's vessels will operate in various parts of the world, including to or from U.S. ports. Unless exempt from U.S. taxation under Section 883 of the Code, OIN will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

Application of Code Section 883

        Under Section 883 of the Code, OIN will be exempt from the foregoing U.S. taxation of its U.S source shipping income if it is a "controlled foreign corporation" within the meaning of Section 957 of the Code and, under Treasury regulations that were promulgated prior to the enactment of the 2004 Act, more than 50% of OIN's shipping income is includible in the gross income of U.S. persons that own 10% or more of OIN's stock. While OIN is a controlled foreign corporation, as a result of the passage of the 2004 Act the Company will no longer be required to include OIN's undistributed shipping income in its income under Subpart F of the Code. In these circumstances, it is presently unclear whether the IRS will interpret the Treasury regulations as currently written in a manner that may deprive OIN of the benefits of Section 883 of the Code. To the extent OIN is unable to qualify for exemption from tax under Section 883, OIN's U.S. source shipping income will become subject to the 4% gross basis tax regime described below.

Taxation of OIN in Absence of Code Section 883 Exemption

        4% Gross Basis Tax Regime.    To the extent the benefits of Section 883 are unavailable with respect to any item of U.S. source income, OIN's U.S. source shipping income, to the extent not considered to be "effectively connected" with the conduct of a U.S. trade or business, as described below, would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions. Since under the sourcing rules described above no more than 50% of OIN's shipping income would be treated as being derived from U.S. sources, the maximum effective rate of U.S. federal income tax on OIN's shipping income would never exceed 2% under the 4% gross basis tax regime.

        Net Basis and Branch Profits Tax Regime.    To the extent the benefits of the Section 883 exemption are unavailable and OIN's U.S. source shipping income is considered to be "effectively connected" with the conduct of a U.S. trade or business, any such "effectively connected" U.S. source shipping income, net of applicable deductions, would be subject to U.S. corporate income tax currently imposed at rates up to 35%. The Company believes, however, that none of OIN's U.S. source shipping income will be "effectively connected" with the conduct of a U.S. trade or business. In addition, OIN may be subject to the 30% "branch profits" taxes on earnings effectively connected with the conduct of such trade or business, as determined after allowance for certain adjustments, and on certain interest paid or deemed paid attributable to the conduct of its U.S. trade of business.

        Gain on Sale of Vessels.    From time to time, OIN may cause a vessel to be sold. As a result of OIN vessels calling at U.S. ports and certain services related thereto performed in the U.S., OIN may be viewed as engaged in the conduct of a U.S. trade or business. Therefore, to the extent gain from the sale of a vessel is treated as U.S. source income and exemption from tax proves to be unavailable under Section 883, such gain may be subject to U.S. corporate income tax as "effectively connected" income (determined under rules different from those discussed above) under the net basis and branch tax regime discussed above. To the extent circumstances permit, OIN intends to structure the sale of vessels in a manner so that the gain will not be subject to U.S. corporate income taxation.

Taxation to OSG of OIN's Shipping Income

        For taxable years beginning on or after January 1, 1987 and ending on or before December 31, 2004, the Company, as a 10% shareholder of controlled foreign corporations, was subject to current taxation on the shipping income of its foreign subsidiaries. To make U.S.-controlled shipping companies competitive with foreign-controlled shipping companies, through the passage of the 2004 Act, Congress repealed the current income inclusion by 10% shareholders of the shipping income of controlled foreign corporations. Accordingly, for years beginning on or after January 1, 2005, the Company will not be required to include in income OIN's undistributed shipping income.

        For taxable years beginning on or after January 1, 1976 and ending on or before December 31, 1986, the Company was not required to include in income the undistributed shipping income of its foreign subsidiaries that was reinvested in qualified shipping assets. For taxable years beginning on or after January 1, 1987, the Company is required to include in income the deferred shipping income from this period to the extent that at the end of any year the investment in qualified shipping assets is less than the corresponding amount at December 31, 1986. By virtue of the nature of OIN's business, the Company anticipates that the recognition of this deferred income will be postponed indefinitely. This is discussed in more detail in Note I to the Company's consolidated financial statements set forth in Item 8.

Fleet Listing as of December 31, 2004

Foreign Flag	Vessel Name	Year Built	Deadweight Tonnage	Interest Percentage	Hull Type(9)
V Pluses
	TI OCEANIA(1)	2003	441,585	49.9%	DH
	TI EUROPE(1)	2002	441,561	49.9%	DH
	TI AFRICA(1)	2002	441,655	49.9%	DH
	TI ASIA(1)	2002	441,893	49.9%	DH
VLCCs
	OVERSEAS ROSALYN(1)	2003	317,972	100.0%	DH
	OVERSEAS MULAN(1)	2002	318,518	100.0%	DH
	TANABE(1)	2002	298,561	100.0%	DH
	OVERSEAS CHRIS(1)	2001	309,285	100.0%	DH
	OVERSEAS ANN(1)	2001	309,327	100.0%	DH
	SAKURA I(1)	2001	298,644	100.0%	DH
	OVERSEAS DONNA(1)	2000	309,498	100.0%	DH
	RAPHAEL(1)	2000	309,614	100.0%	DH
	REGAL UNITY(1)	1997	309,966	100.0%	DH
	EQUATORIAL LION(1)	1997	300,349	100.0%	DH
	SOVEREIGN UNITY(1)	1996	309,892	100.0%	DH
	MAJESTIC UNITY(1)	1996	300,549	100.0%	DH
	CROWN UNITY(1)	1996	300,482	100.0%	DH
	FRONT TOBAGO(1)	1993	259,995	30.0%	SH/SBT
VLCCs Time Chartered-in
	ARDENNE V(1,2)	2004	318,658	40.0%	DH
	SEA FORTUNE(1,2)	2003	298,833	30.0%	DH
	CHARLES EDDIE(1,2)	2002	305,177	40.0%	DH
	C. DREAM(1,2)	2000	298,570	15.0%	DH
	MERIDIAN LION(1,2)	1997	300,579	100.0%	DH
	HAMPSTEAD(1,2)	1996	298,306	50.0%	DH
	KENSINGTON(1,2)	1995	298,306	50.0%	DH
	HULL 5298(1,2)	2005	305,177	40.0%	DH
Suezmaxes
	ECLIPSE	1989	147,501	100.0%	SH/SBT
Aframaxes
	OVERSEAS CATHY(3)	2004	112,028	100.0%	DH
	OVERSEAS SOPHIE(3)	2003	112,045	100.0%	DH
	OVERSEAS PORTLAND(3)	2002	112,139	100.0%	DH
	OVERSEAS FRAN(3)	2001	112,118	100.0%	DH
	OVERSEAS JOSEFA CAMEJO(3)	2001	112,200	100.0%	DH
	OVERSEAS SHIRLEY(3)	2001	112,056	100.0%	DH
	ANIA(3)	1994	94,848	100.0%	DH
	ELIANE(3)	1994	94,813	100.0%	DH
	BRAVERY(3)	1994	110,461	100.0%	DH
	PACIFIC RUBY(3)	1994	96,358	100.0%	DH
	PACIFIC SAPPHIRE(3)	1994	96,173	100.0%	DH
	BERYL(3)	1994	94,799	100.0%	DH

REBECCA(3)	1994	94,873	100.0%	DH
COMPASS I(3)	1992	97,078	50.0%	DS
Aframaxes Time Chartered-In
KALUGA(2,3)	2003	115,707	75.0%	DH
CAPE ASPRO(2,3)	1998	105,337	50.0%	DH
CAPE AVILA(2,3)	1998	105,337	50.0%	DH
Panamax Product Carriers
DIANE(4)	1987	64,140	100.0%	DS
MARY ANN(4)	1986	64,239	100.0%	DS
Handysize Product Carriers
VEGA(5)	1989	39,711	100.0%	DS
DELPHINA(5)	1989	39,674	100.0%	DS
NEPTUNE(5)	1989	40,085	100.0%	DS
URANUS(5)	1988	40,085	100.0%	DS
Capesize Bulk Carriers Time Chartered-In
MATILDE(2)	1997	160,013	100.0%	N/A
CHRISMIR(2)	1997	159,830	100.0%	N/A
U.S. Flag	Vessel Name	Year Built	Deadweight Tonnage	Interest Percentage	Hull Type(9)
Crude Tankers
	OVERSEAS WASHINGTON(6)	1978	91,968	100.0%	DB
	OVERSEAS NEW YORK(6)	1977	91,844	100.0%	DB
	OVERSEAS CHICAGO(6)	1977	92,092	100.0%	DB
Handysize Product Carriers
	OVERSEAS NEW ORLEANS(7)	1983	43,643	100.0%	DB
	PUGET SOUND	1983	50,860	100.0%	DB
	S/R GALENA BAY	1982	50,920	100.0%	DB
	OVERSEAS PHILADELPHIA(7)	1982	43,387	100.0%	DB
Bulk Carriers
	OVERSEAS HARRIETTE(8)	1978	25,951	100.0%	N/A
	OVERSEAS MARILYN(8)	1978	25,951	100.0%	N/A
Pure Car Carriers
	OVERSEAS JOYCE	1987	16,141	100.0%	N/A
LNG Carriers	Vessel Name	Year Built	CBM	Interest Percentage	Hull Type(9)
LNG Carriers on Order
	HULL 1605	2007	216,200	49.9%	DH
	HULL 1791	2007	216,200	49.9%	DH
	HULL 1606	2008	216,200	49.9%	DH
	HULL 1792	2008	216,200	49.9%	DH

(1)
Commercially managed, or will upon delivery or expiration of time charter, be managed, by Tankers International.

(2)
Time Charter-in:
	Commencement	Expiry
Ardenne V	September-04	September-09
Sea Fortune	March-04	March-06
Charles Eddie	August-02	August-05
C. Dream	March-04	March-09
Meridian Lion	June-03	June-11
Hampstead	April-04	April-07
Kensington	May-04	May-07
Hull 5298	5 years from 2005 delivery date
Kaluga	September-04	September-05
Cape Aspro	March-04	February-09
Cape Avila	March-04	February-09
Matilde	December-03	December-10
Chrismir	December-03	December-10
(3)
Commercially managed by Aframax International.

(4)
The Diane was sold and delivered in January 2005. The Company agreed to sell the Mary Ann in February 2005.

(5)
The Vega, Delphina, Neptune and Uranus were sold and delivered in January 2005 and chartered back on a bareboat basis for terms of from 42 to 48 months.

(6)
Vessels subject to securitization financing.

(7)
22-year capital leases expiring 2011.

(8)
Bareboat Charter-in:
	Commencement	Expiry
Overseas Harriette	November-78	November-06
Overseas Marilyn	November-78	November-07
(9)
DH = double hull; SH/SBT = single hull/segregated ballast tanks; DS = double sided; DB = double bottom.

Additional Vessels Acquired upon Acquisition of Stelmar, as of February 20, 2005

Foreign Flag	Vessel Name	Year Built	Deadweight Tonnage	Interest Percentage	Hull Type
Aframaxes
	KEYMAR	1993	95,822	100.0%	DH
Aframaxes Time Chartered-In
	JACAMAR(1)	1999	104,024	100.0%	DH
	TAKAMAR(1)	1998	104,024	100.0%	DH
Panamaxes
	REINEMAR	2004	70,313	100.0%	DH
	REGINAMAR	2004	70,313	100.0%	DH
	REYMAR(2)	2004	69,636	100.0%	DH
	CABO SOUNION	2004	69,636	100.0%	DH
	CABO HELLAS	2003	69,636	100.0%	DH
	ROSEMAR	2002	69,629	100.0%	DH
	SILVERMAR	2002	69,609	100.0%	DH
	GOLDMAR	2002	69,684	100.0%	DH
	RUBYMAR	2002	69,599	100.0%	DH
	JADEMAR(2)	2002	69,708	100.0%	DH
	PEARLMAR(2)	2002	69,697	100.0%	DH
	POLYS(2)	1993	68,623	100.0%	DH
	CLELIAMAR(2)	1993	68,626	100.0%	DH
Handysize Product Carriers
	ALCESMAR	2004	46,214	100.0%	DH
	ALCMAR	2004	46,248	100.0%	DH
	ANDROMAR	2004	46,195	100.0%	DH
	ANTIGMAR	2004	46,168	100.0%	DH
	ARIADMAR	2004	46,205	100.0%	DH
	ATALMAR	2004	46,205	100.0%	DH
	AMBERMAR	2002	35,970	100.0%	DH
	PETROMAR	2001	35,768	100.0%	DH
	MAREMAR	1998	47,225	100.0%	DH
	AQUAMAR	1998	47,236	100.0%	DH
	LUXMAR	1998	45,999	100.0%	DH
	LIMAR	1996	46,171	100.0%	DH
	ALMAR	1996	46,169	100.0%	DH
	RIMAR	1998	45,999	100.0%	DH
	NEDIMAR	1996	46,821	100.0%	DH

Handysize Product Carriers Time Chartered-In
ERMAR(1)	1989	39,977	100.0%	DS
FULMAR(1)	1989	39,521	100.0%	DS
CAMAR(1)	1988	46,100	100.0%	DH
ALLENMAR(1)	1988	41,570	100.0%	DH
PRIMAR(1)	1988	39,539	100.0%	DS
JAMAR(1)	1988	46,100	100.0%	DH
CITY UNIVERSITY(1)	1987	39,729	100.0%	DS
CAPEMAR(1)	1987	37,615	100.0%	DS
COLMAR(1)	1987	39,729	100.0%	DS

(1)
Bareboat Charter-in:
	Commencement	Expiry
Jacamar	January-04	January-11
Takamar	January-04	January-11
Ermar	July-04	July-09
Fulmar	July-04	July-09
Camar	July-04	July-09
Allenmar	July-04	July-09
Primar	July-04	July-09
Jamar	July-04	July-09
City University	July-04	July-09
Capemar	July-04	July-09
Colmar	July-04	July-09
(2)
Commercially managed by Stelcape.

Glossary

Vessel Types Owned by OSG

VLCC	VLCC is the abbreviation for Very Large Crude Carrier, a large crude oil tanker of approximately 200,000 to 320,000 deadweight tons. Modern VLCCs can generally transport two million barrels or more of crude oil. These vessels are mainly used on the longest (long haul) routes from the Arabian Gulf to North America, Europe, and Asia, and from West Africa to the U.S. and Far Eastern destinations.
V Plus	A large crude oil tanker of more than 350,000 deadweight tons. Modern V Pluses can transport three million barrels of crude oil and are mainly used on the same long haul routes as VLCCs.
Suezmax	A large crude oil tanker of approximately 120,000 to 200,000 deadweight tons. Modern Suezmaxes can generally transport about one million barrels of crude oil.

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
LNG Carrier
LNG is the abbreviation for Liquified Natural Gas. A vessel designed to carry liquefied natural gas, that is, natural gas cooled to -163° centigrade, turning it into a liquid and reducing its volume to 1/600 of its volume in gaseous form.
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

Voyage Charter
A Charter under which a customer pays a transportation charge for the movement of a specific cargo between two or more specified ports. The shipowner pays all voyage expenses, and all vessel expenses, unless the vessel to which the Charter relates has been time chartered in. The customer is liable for Demurrage, if incurred.
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
Bareboat Charter
A Charter under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. The customer pays all voyage and vessel expenses. Bareboat charters are usually long term.
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
Commercial Management or Commercially Managed
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
Cubic Meters or Cbm	Cbm is the abbreviation for cubic meters, the industry standard for measuring the carrying capacity of a LNG Carrier.
Classification Societies	Organizations that establish and administer standards for the design, construction and operational maintenance of vessels. As a practical matter, vessels cannot trade unless they meet these standards.
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

        The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, and charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors.

ITEM 2.    PROPERTIES

        See Item 1.

ITEM 3.    LEGAL PROCEEDINGS

        On September 11, 2003, the Department of Transport of the Government of Canada commenced an action against the Company's Foreign Flag Product Carrier, the Uranus, charging the vessel with violations of regulations under the Canada Shipping Act with respect to alleged discrepancies in the vessel's oil record book during the period between December 2002 and March 2003. On January 22, 2004, the Department of Transport withdrew all pending charges related to the alleged discrepancies.

        On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Uranus and the Company's handling of waste oils. The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company's fleet. Several witnesses have appeared before the grand jury. The Company has been cooperating with the investigation and in the fall of 2004 commenced negotiations with the U.S. Department of Justice to resolve the investigation. Such a resolution may involve an acknowledgment by the Company of its responsibility for alleged past record keeping violations of environmental regulations governing the handling of waste oils by some sea staff aboard the Uranus. In the fourth quarter of 2004, the Company made a provision (in the amount of $6.0 million) for anticipated fines, environmental compliance costs, contributions to environmental protection programs and other costs associated with a possible settlement of the investigation. Negotiations with the U.S. Department of Justice are continuing and while management of the Company believes that the total fines and the above referenced costs associated with a settlement of the investigation may range from $6.0 million to $10.0 million, there can be no assurance that a satisfactory settlement can be achieved or that the provision or the estimated range will be sufficient to cover such fines and costs.

        During recent years, the Company has recognized heightened concerns in many jurisdictions over the improper disposal of waste oil from oceangoing vessels and has implemented a number of measures to assure that the Company's vessels comply with all applicable laws in this regard. Beginning in 2002, the Company developed and installed aboard all its vessels an "environmental tag" system that prevents the decoupling of waste lines to bypass pollution control equipment and improperly discharge waste oil at sea. The Company has also developed and begun installing equipment that will automatically monitor and record all data for engine room bilge water and waste oil control and that will prevent tampering with meters that limit waste oil content of discharges. The Company believes that it is the only major tanker corporation to install both an "environmental tag" system and monitors for its fleet. The Company has also substantially enhanced its training and procedures so as to ensure compliance with environmental regulations. It is the Company's policy to comply with all environmental regulations and it believes the actions it has taken are among the best practices in the industry to ensure the proper operation of its vessels.

        The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under charter parties. All such personal injury, collision and casualty claims against the Company are fully covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, is not material in relation to the consolidated current assets of the Company as shown in the Company's Consolidated Balance Sheet as at December 31, 2004, set forth in Item 8.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Executive Officers of the Registrant

Name	Age	Position Held	Has Served as Such Since
Morten Arntzen	49	President and Chief Executive Officer	January 2004
Myles R. Itkin	57	Senior Vice President, Chief Financial Officer and Treasurer	June 1995
Robert E. Johnston	57	Senior Vice President and Chief Commercial Officer	October 1998 June 1999
Peter J. Swift	61	Senior Vice President and Head of Shipping Operations	June 1999

        The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its shareholders, to be held on June 7, 2005, and until the election and qualification of his successor. There is no family relationship between the executive officers.

        During the five years prior to joining the Company in January 2004 as an officer and director, Mr. Morten Arntzen was employed by American Marine Advisors, Inc. as Chief Executive Officer.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The Company's common stock is listed for trading on the New York Stock Exchange and the Pacific Exchange, Inc. under the trading symbol OSG. The range of high and low closing sales prices of the Company's common stock as reported on the New York Stock Exchange for each of the quarters during the last two years are set forth below.

2004	High	Low
	(In dollars)
First Quarter	38.38	32.82
Second Quarter	44.13	32.23
Third Quarter	50.27	41.01
Fourth Quarter	65.69	51.27
2003	High	Low
First Quarter	20.13	15.15
Second Quarter	22.75	17.21
Third Quarter	26.54	21.31
Fourth Quarter	35.89	25.00
(b)
On February 22, 2005, there were 594 shareholders of record of the Company's common stock.

(c)
In June 2003, OSG announced a 16.7% increase in its annual dividend to 70¢ per share from 60¢ per share of common stock. Subsequent thereto, the Company paid two regular quarterly dividends in 2003 and four in 2004 of 17.5¢ per share of common stock. Prior to the above change, the Company paid a quarterly dividend of 15¢ per share of common stock. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company's Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

        The following unaudited selected consolidated financial data for the years ended December 31, 2004, 2003 and 2002, and at December 31, 2004 and 2003, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by Ernst & Young LLP, independent auditors. The unaudited selected consolidated financial data for the years ended December 31, 2001 and 2000, and at December 31, 2002, 2001 and 2000, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by Ernst & Young LLP.

	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Shipping revenues	$810,835	$454,120	$297,283	$469,333	$467,618
Time charter equivalent revenues(a)	789,581	431,136	266,725	381,018	370,081
Income from vessel operations(b)	463,780	191,107	44,888	130,686	134,066
Income/(loss) before federal income taxes and cumulative effect of change in accounting principle	481,014	168,153	(20,864)	154,445	132,989
Net income/(loss)(c)	401,236	121,309	(17,620)	101,441	90,391
Depreciation and amortization	100,088	90,010	80,379	71,671	71,465
EBITDA(d)	655,248	320,287	112,208	271,151	251,121
Net cash provided by operating activities	372,122	223,200	13,173	193,025	102,042
Vessels and capital leases, at net book amount(e)	1,456,365	1,364,773	1,416,774	1,345,719	1,293,958
Total assets	2,680,798	2,000,686	2,034,842	1,964,275	1,823,913
Debt—long-term debt and capital lease obligations (exclusive of short-term debt and current portions)(f)	906,183	787,588	985,035	854,929	836,497
Reserve for deferred federal income taxes—noncurrent	105,424	151,304	134,204	132,170	117,749
Shareholders' equity	$1,426,372	$917,075	$784,149	$813,426	$750,167
Debt/total capitalization	38.8%	46.2%	55.7%	51.2%	52.7%
Per share amounts:
Basic net income/(loss)	$10.26	$3.49	$(0.51)	$2.97	$2.67
Diluted net income/(loss)	$10.24	$3.47	$(0.51)	$2.92	$2.63
Shareholders' equity	$36.20	$25.54	$22.76	$23.73	$22.07
Cash dividends paid	$0.70	$0.65	$0.60	$0.60	$0.60
Average shares outstanding for basic earnings per share	39,113	34,725	34,395	34,169	33,870
Average shares outstanding for diluted earnings per share	39,176	34,977	34,395	34,697	34,315

(a)
Represents shipping revenues less voyage expenses.

(b)
Results for 2001 reflect a restructuring charge of $10,439 to cover costs associated with the reduction of staff at the New York headquarters and the transfer of ship management and administrative functions to the Company's subsidiary in Newcastle, U.K.

(c)
Results for 2004 reflect a $77,423 reduction in deferred tax liabilities recorded on enactment of the American Jobs Creation Act of 2004. Results for 2000 include income of $4,152 ($.12 per share) from the cumulative effect of a change in accounting principle from the completed-voyage method to the recognition of net voyage revenues ratably over the estimated length of each voyage. Income before cumulative effect of change in accounting principle in 2000 was $86,239, or $2.55 per basic share ($2.51 per diluted share).

(d)
EBITDA represents operating earnings, which is before interest expense, income taxes and cumulative effect of change in accounting principle, plus other income/(expense) and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service requirements, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income/(loss), as reflected in the consolidated statements of operations, to EBITDA:

	2004	2003	2002	2001	2000
Net income/(loss)	$401,236	$121,309	$(17,620)	$101,441	$90,391
Cumulative effect of change in accounting principle	—	—	—	—	(4,152)
Provision/(credit) for federal income taxes	79,778	46,844	(3,244)	53,004	46,750
Interest expense	74,146	62,124	52,693	45,035	46,667
Depreciation and amortization	100,088	90,010	80,379	71,671	71,465

EBITDA	$655,248	$320,287	$112,208	$271,151	$251,121

(e)
Includes vessel held for sale of $9,744 in 2004.

(f)
Amounts do not include debt of joint ventures in which the Company participates.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet consists of 61 vessels aggregating 11.2 million dwt, including six vessels that are owned by joint ventures in which the Company has an average interest of 47%, and 14 vessels that have been chartered in under operating leases. Seven of the chartered-in vessels are VLCCs. The Company has less than a 100% interest in six of the chartered-in VLCCs, with an average participation interest of 37%. Three of the chartered-in vessels are Aframaxes in which the Company has an average participation interest of 58%. In addition, the Company has a participation interest of 40% in the time charter-in of one VLCC, which is scheduled to commence upon its delivery from a shipyard in mid 2005. Four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest.

Acquisition of Stelmar Shipping Ltd.

        On December 13, 2004, OSG announced the signing of a definitive merger agreement to acquire Stelmar Shipping Ltd. ("Stelmar"), a leading international provider of petroleum product and crude oil transportation services with one of the world's largest and most modern Handysize and Panamax tanker fleets. The transaction closed on January 20, 2005. Accordingly, the operating results of the Stelmar fleet will be reflected in the Company's consolidated financial statements commencing January 21, 2005. Under the terms of the merger agreement, holders of Stelmar's common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million. Taking into account the assumption of Stelmar's outstanding debt, the total purchase price was approximately $1.35 billion. The Company funded the acquisition and the refinancing of Stelmar's debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004. Stelmar's 40 vessel fleet consists of 24 Handysize, 13 Panamax and three Aframax tankers. Stelmar's fleet includes two chartered-in Aframax and nine chartered-in Handysize vessels. One hundred percent of the fully owned fleet is double hull. In addition, five of the chartered-in vessels are double hull and the balance are double sided. Stelmar, through its maintenance of a modern fleet and commitment to safety, has earned an excellent reputation for providing high-quality transportation services to major oil companies, oil traders and state-owned oil companies.

        The following discussion of the results of operations does not reflect the impact of the inclusion of the Stelmar vessels.

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

Overview

        The year 2004 was one of the best years in the history of the tanker industry with freight rates reaching levels not seen since the early 1970s as a result of the increasing significance of China, India and other Asian countries as major oil consumers combined with strong import growth in North America. Sharply rising demand from Asia combined with the growing demand of the world's developed nations, strained oil production and tanker capacity, as evidenced by the record high crude oil prices and tanker freight rates recorded in 2004. OPEC came within 2 million barrels per day
("b/d") of fully utilizing its spare capacity, a large portion of which is located in Saudi Arabia. Current tanker markets have become very tightly balanced as a consequence of the unprecedented levels of world oil demand and production, where even a slight change in any of the factors affecting supply or demand can cause sharp fluctuations in tanker freight rates. War, political uncertainty, bottlenecks caused by inadequate infrastructure, stricter environmental regulations, and natural disasters, such as hurricanes, have all affected the tanker markets in 2004. While rates were extremely volatile throughout the year, average rates across the year were the highest they have been in over 30 years.

        Set forth in the tables below are daily TCE rates that prevailed in markets in which the Company's vessels operated for the periods indicated. In each case, the rates may differ from the actual TCE rates achieved by the Company because of the timing and length of voyages and the portion of revenue generated from long-term charters. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates necessarily requires the Company to make certain assumptions as to brokerage commissions, port time, weather delays, port costs, speed and fuel consumption, all of which will vary in actual usage.

Foreign Flag VLCC Segment

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Q1-2004	Q2-2004	Q3-2004	Q4-2004	2004	2003	2002
Average	$75,200	$64,500	$72,600	$161,800	$92,900	$47,900	$19,000
High	$112,400	$87,300	$104,000	$230,700	$230,700	$96,100	$81,500
Low	$39,000	$40,200	$45,200	$52,400	$39,000	$9,200	$3,500

        During 2004, rates for VLCCs trading out of the Arabian Gulf averaged $92,900 per day, 94% higher than the average for 2003 and almost five times the average for 2002. The development of VLCC rates over 2004 was extremely positive, with a number of structural, cyclical and extraordinary factors influencing the market.

        The global economic recovery, which began in 2003, gathered pace during 2004, because of strong growth in the U.S. and China. This acceleration in economic activity in the main oil-importing regions of the world helped spur a 3.3% increase in world oil demand over 2003 levels to 82.4 million b/d from 79.8 million b/d. This is the biggest year-to-year increase in world oil demand since 1976. Even Europe, where economic growth has been relatively modest in recent years, experienced its largest annual increase in oil consumption since 1998.

        The increase in demand, coupled with dislocations primarily affecting short haul availabilities, increased the world's dependence on long haul Middle East supplies. OPEC crude oil output increased by 1.9 million b/d to 28.7 million b/d in 2004, the highest level since 1979. About one-third of this increase was due to progress in the recovery of Iraq's oil sector from the effects of the war in 2003. A larger-than-usual portion of Iraq's exports were shipped through its southern ports rather than through its pipeline to the Mediterranean port of Ceyhan, which operated at only 10% of capacity in 2004 due to frequent sabotage. The reported number of VLCC liftings from the Arabian Gulf, by far the largest VLCC loading area, rose by 8.8% in 2004.

        VLCC rates, which rose rapidly in the final quarter of 2003, continued their ascent in the first quarter of 2004, reaching a first quarter high of $112,400 per day. Besides very strong seasonal demand, rates were boosted by severe congestion in Turkey's Bosporus Straits, restricting the number of Suezmaxes available to compete for cargoes from West Africa and the Middle East. The seasonal reduction in global oil demand in the second quarter turned out to be much shorter than expected. This was driven by the rapidly rising energy requirements of newly industrializing economies, such as China, where there has been a tendency for demand to peak ahead of the cooling season, rather than heating season. The growing reliance in China on backup diesel-fired generators, resulted in stockpiling of gasoil in anticipation of summer power outages. The early arrival of summer weather in some areas of China contributed to the second quarter surge in oil demand. Thus, second quarter global oil demand slipped only 1.2 million b/d from the first quarter, 43% less than the average decline of the prior three years. Average VLCC rates fell by just 14% from the first quarter compared with a 41% drop during the corresponding period in 2003.

        In the third quarter, the strength of Asian oil demand was bolstered by a heat wave in Japan, as well as an explosion at a nuclear reactor, which caused several more nuclear power plants to be shut down, increasing Japan's dependency on oil-fired power generation. In the U.S. Gulf of Mexico, a particularly severe hurricane season resulted in a substantial portion of the region's offshore production being shut down, further increasing U.S. dependence on Middle Eastern crude. As a consequence, international oil markets tightened even more and forced crude prices to new highs, prompting OPEC to abandon its production quotas and make extra spot cargoes available during the third and fourth quarters. In the fourth quarter, world oil demand rose to an estimated record 84.2 million b/d, helping to support the rise in VLCC rates to a 30-year high of $230,700 per day. Rates began to drop sharply from these levels in mid-December, triggered by OPEC's announcement that it would reduce production by 1.0 million b/d beginning January 1, 2005 and a relatively mild start to winter. The onset of colder temperatures in mid January demonstrated the volatility characteristic of current tanker markets as a renewed perception that markets were still tightly balanced caused rates once again to turn higher.

        The world VLCC fleet grew to 456 vessels (132.7 million dwt) at December 31, 2004 from 433 vessels (126.1 million dwt) at the start of 2004. VLCC newbuilding deliveries amounted to 29 vessels (8.9 million dwt) in 2004, a slowdown from 37 vessels (11.4 million dwt) in 2003; but, as a result of the strong earnings environment in 2004, scrap sales dropped to just three vessels (1.1 million dwt) in 2004 compared with 30 vessels (10.0 million dwt) in 2003.

        Newbuilding orders totaled 43 vessels (13.0 million dwt) in 2004, marking a slowdown from the 51 vessels (15.5 million dwt) ordered in 2003. This drop in ordering was caused in part by a scarcity of newbuilding berths and longer delivery lead times stemming from high ordering in other bulk shipping sectors (most vessels ordered during 2004 were for delivery in late 2007 and 2008). Much higher newbuilding prices, 43% higher than year-ago levels also discouraged some owners from making new purchases. As of December 31, 2004, the VLCC orderbook totaled 88 vessels (26.8 million dwt), equivalent to 20.2%, based on deadweight tons, of the existing VLCC fleet.

Foreign Flag Aframax Segment

	Spot Market TCE Rates Aframaxes in the Caribbean
	Q1-2004	Q2-2004	Q3-2004	Q4-2004	2004	2003	2002
Average	$46,800	$26,400	$30,400	$69,900	$43,000	$31,100	$16,100
High	$75,000	$37,500	$60,000	$85,000	$85,000	$70,000	$34,000
Low	$15,000	$14,000	$18,000	$57,600	$14,000	$11,000	$8,500

        During 2004, rates for Aframaxes operating in the Caribbean averaged $43,000 per day, 38% higher than the average for 2003 and 167% higher than the average for 2002. Aframax rates have benefited from global economic growth and a rise in oil production from key Aframax loading regions. Non-OPEC oil production increased by 1.1 million b/d in 2004 compared with 2003, led by the Former Soviet Union ("FSU"). The FSU increased its oil output by 8.4% relative to 2003, a growth rate slightly below that of the previous two years, and seaborne oil exports by 13.3%, as progress was made on various pipeline and port expansion projects. Aframaxes carried 54% of seaborne FSU exports in 2004, unchanged from 2003, but there has been some repositioning of Aframax tonnage to the Baltic Sea and away from the Black Sea.

        In the Caribbean, Venezuelan output continued to recover from the general strike in December 2002. Average daily output was 10% higher in 2004 compared with 2003, but still 20% short of average 1998 to 2002 pre-strike levels.

        Transit delays in the Bosporus, which tightened availability of Aframaxes in late 2003 and early 2004 with a positive effect on rates, were largely resolved by the second quarter, resulting in increased availability of suitable tonnage and an easing in rates. Aframax freight rates dropped from congestion-inflated highs of $75,000 per day in the first quarter, to an average of $26,400 per day in the second quarter. In the third quarter, the Russian Baltic Sea terminal of Primorsk was expanded and its feeder pipeline capacity increased, allowing larger amounts of oil to be exported. An anticipated early October increase in Russian crude export duties prompted some charterers to take cargoes earlier than initially planned. These events and generally improving employment opportunities boosted average rates to $30,400 per day in the third quarter.

        Seasonally scheduled maintenance by U.S. refiners from late August through mid-September had a softening effect on Aframax rates. Conditions changed abruptly when a series of hurricanes struck the

U.S. Southeast. Cargo operations in the U.S. Gulf were disrupted, infrastructure was damaged and a significant amount of production was shut down. Crude oil imports into the U.S. were increased in the fourth quarter to compensate for the lost production and, as a result, Aframax freight rates reached a high of $85,000 per day, rate levels never reached before.

        The world Aframax fleet increased to 627 vessels (62.5 million dwt) as of December 31, 2004 from 601 vessels (59.2 million dwt) at December 31, 2003. Aframax deliveries fell to 51 vessels (5.5 million dwt) in 2004 from 76 vessels (8.2 million dwt) in 2003. Demolitions fell to 26 vessels (2.4 million dwt) in 2004 from 37 vessels (3.3 million dwt) in 2003. The contrast in demolition volumes between the Aframax and VLCC sectors reflects the greater impact of IMO regulations governing the phase out of single hull tonnage on the Aframax fleet.

        Rising newbuilding prices slowed the pace of Aframax ordering to 66 vessels (7.3 million dwt), from record levels of 96 vessels (10.3 million dwt) in 2003. As ordering outweighed deliveries, the Aframax orderbook expanded to 172 vessels (18.7 million dwt) at December 31, 2004, equivalent to 30.0%, based on deadweight tons, of the existing Aframax fleet.

Foreign Flag Product Carrier Segment

	Spot Market TCE Rates Panamaxes in the Pacific and Bostonmaxes in the Caribbean
	Q1-2004	Q2-2004	Q3-2004	Q4-2004	2004	2003	2002
Panamax Average	$25,200	$20,400	$24,800	$40,500	$27,600	$19,900	$13,100
Panamax High	$33,000	$28,500	$30,000	$60,000	$60,000	$27,000	$23,500
Panamax Low	$17,500	$14,200	$22,000	$23,000	$14,200	$10,500	$9,000
Bostonmax Average	$29,200	$20,000	$19,100	$29,600	$24,400	$16,000	$10,100
Bostonmax High	$34,500	$24,500	$20,000	$35,000	$35,000	$24,900	$15,000
Bostonmax Low	$18,900	$14,500	$17,500	$17,000	$14,500	$10,000	$7,200

        Rates for Panamax Product Carriers in the Pacific Region averaged $27,600 per day in 2004, 39% higher than the average for 2003, and more than double the average for 2002. Non-OECD Asia, led by India, has been the focal point for an expansion in refinery capacity in 2004, leading to further expansion in intra-Asian products trade. Similarly, China's massive economic expansion and its burgeoning oil requirements have indirectly boosted product trades in the surrounding non-OECD Asia region. Countering these developments, to some extent, was the gradual restoration of Japan's nuclear power capacity from 2002's safety crisis, reducing Japan's dependence on oil-fired power generation and its need for fuel oil imports.

        The rise in freight rates in the first quarter relative to the prior and comparable year ago quarter, was largely attributable to shipping delays and congestion in the Mediterranean. These problems were caused by a four-day outage at an Algerian refinery and the temporary shutdown of the Suez Canal due to severe weather. Chinese gas oil imports also rose strongly during this period. Following a seasonal dip from $25,200 per day in the first quarter to $20,400 per day in the second quarter, average freight rates built steadily to $40,500 per day in the final quarter of 2004. In addition to the temporary reversion to oil-fired power generation at some plants in the third quarter, due to unexpected outages, Japan experienced unusually hot summer weather, which further raised consumption of fuel oil. These factors and storms in the Far East helped to support freight rates even as China's imports of products declined as a result of government efforts to slow the economy and limit electricity usage. The fourth quarter led to a revival in Chinese demand, including a pickup in product imports.

        The world Panamax Product Carrier fleet at December 31, 2004 increased to 290 vessels (19.1 million dwt) from 273 vessels (17.7 million dwt) at December 31, 2003. In 2004, Panamax deliveries totaled 40 vessels (2.8 million dwt), a significant increase from the 22 vessels (1.6 million dwt)

delivered in 2003. Meanwhile, scrap sales slowed to 22 vessels (1.4 million dwt) in 2004 from 29 vessels (1.8 million dwt) the previous year. The orderbook at December 31, 2004 increased to 189 vessels (12.8 million dwt), equivalent to 66.7%, based on deadweight tons, of the existing Panamax fleet. Scrappings of Panamax Product Carriers in 2005, as a result of the impact of IMO regulation 13G are expected to mitigate the impact of scheduled deliveries.

        Rates for Bostonmax Product Carriers operating in the Caribbean averaged $24,400 per day in 2004, 53% higher than in 2003 and 142% higher than in 2002. U.S. petroleum product imports were 8.5% higher than in 2003, based on preliminary data, boosted by several factors. New legislation requiring high specifications for key products such as gasoline in major consuming states constrained domestic output and excluded certain short-haul refiners from the U.S. market. U.S. gasoline demand was strong in just about every quarter in 2004, while demand for diesel oil and jet fuel was generally strong as well. The severe hurricane season in 2004 forced refinery operations on the Gulf Coast to shut down for several weeks in the third and fourth quarters, providing further support for increased product imports. Western Europe's increasing use of diesel oil for its automotive fleet resulted in substantial exportable surpluses of high-specification gasoline. As a result, U.S. product imports from Western Europe increased by 19.1% in the first eleven months of 2004, compared with the same period in 2003, while U.S. product imports from the Arabian Gulf were also up 13.8%. In addition, a healthy backhaul movement of gasoil to Europe limited quality tonnage in the Caribbean.

        The world Handysize Product Carrier fleet (which includes Bostonmax Product Carriers) expanded to 524 vessels (21.5 million dwt) at December 31, 2004 from 491 vessels (19.9 million dwt) at December 31, 2003. Deliveries in 2004 increased to 51 vessels (2.3 million dwt) from 34 vessels (1.6 million dwt) in 2003, and scrappings in 2004 decreased to 24 vessels (0.8 million dwt) from 32 vessels (1.1 million dwt) in 2003. At December 31, 2004, the newbuilding orderbook for Handysize Product Carriers reached 182 vessels (8.3 million dwt), equivalent to 38.4%, based on deadweight tons, of the existing Handysize fleet.

Outlook

        The underlying factors which sent freight rates to much higher levels in 2004 will likely continue to have a positive influence in 2005. The pattern of volatility in freight rates experienced in 2004 is also expected to continue in 2005 because of the closely balanced tanker markets. World economic growth is expected to moderate slightly from 2004, but remain strong. Global oil demand, according to the International Energy Agency, is expected to rise a further 1.7% in 2005 following the exceptionally large 3.3% increase in 2004. Developing economies in Asia will likely continue to be the primary growth engine. The total tanker fleet in 2005 is forecast to grow by 4.3% compared with 5.1% in 2004, as a sizable number of newbuilding deliveries is expected to be partially offset by rising deletions, many of which are mandated under IMO phase out regulations.

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

Revenue Recognition

        The Company generates a majority of its revenue from voyage charters. Within the shipping industry, there are two methods used to account for voyage charter revenue and expenses: (1) ratably over the estimated length of each voyage and (2) completed voyage. The recognition of voyage revenues and expenses ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues and expenses and the method used by OSG. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In applying its revenue recognition method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues and expenses can be estimated with a greater degree of accuracy. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Vessel Lives and Impairment

        The carrying value of each of the Company's vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years from the date such vessel was originally delivered from the shipyard. In the shipping industry, use of a 25-year life has become the standard. The actual life of a vessel may be different. The Company has evaluated the impact of the revisions to MARPOL Regulation 13G that become effective April 5, 2005 and the new EU regulations that went into force on October 21, 2003 on the economic lives assigned to the tankers in the Company's Foreign Flag fleet. Because the OSG Foreign Flag tanker fleet comprises mainly modern, double hull vessels, the revised regulations only affect one wholly-owned vessel and two vessels currently held in joint ventures. Current regulations will not require any of these single hull or double sided Foreign Flag tankers, except the Front Tobago, to be removed from service prior to attaining 25 years of age, although the trading of such vessels after 2010 could be affected. The revised IMO Regulation G allows the flag state to permit the continued operation of our single hull and double sided tankers beyond 2010. Because such regulations do not explicitly permit single hull and double sided tankers to continue trading beyond 2010, their operation beyond 2010 is not assured. A single hull VLCC, the Front Tobago, which is 30% owned by OSG, will be banned from EU ports beginning in 2010 at the age of 17. The Company's single hull Suezmax will be banned from EU ports in 2010 at the age of 21 years. A 50% owned single hull Aframax tanker, Compass I, will be banned from EU ports in 2015 at the age of 23 years. Because the cost and impact on cargo carrying capacity necessary to have the Compass I classed as double sided are minimal and because the Company intends to make such changes, the evaluation of the remaining useful life of the vessel and the recoverability of its carrying amount was made on the basis that the vessel was double sided. OSG considered the need to reduce the estimated remaining useful lives of its single hull and double sided Foreign Flag tankers because of the EU regulations and the revised and accelerated phase-out schedule agreed to by IMO in December 2003. These new regulations will not prevent any of these vessels, with the exception of the Front Tobago, from trading prior to reaching 25 years of age. Accordingly, the economic life of the Front Tobago was reduced to 2015 in 2003. It was not deemed necessary to reduce the estimated remaining useful lives of any of our other single hull or double sided Foreign Flag tankers. If the economic lives assigned to the tankers prove to be too long because of new regulations or other future events, higher depreciation expense and impairment losses could result in future periods related to a reduction in the useful lives of any affected vessels.

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

Market Value of Marketable Securities

        In accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), the Company's holdings in marketable securities are classified as available for sale and, therefore, are carried on the balance sheet at fair value (as determined by using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income/(loss) until the investments are sold. Accordingly, these changes in value are not reflected in the Company's statements of operations. If, however, pursuant to the provisions of FAS 115 and Staff Accounting Bulletin No. 59, the Company determines that a material decline in fair value below the Company's cost basis is other than temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. Based on a number of factors, including the magnitude of the drop in market values below the Company's cost bases and the length of time that the declines had been sustained, management concluded that the declines in fair value of securities with aggregate cost bases of $16,187,000 in 2003 and $72,521,000 in 2002 were other than temporary. Accordingly, the Company recorded pre-tax impairment losses of $4,756,000 in 2003 and $42,055,000 in 2002 related to such securities. These impairment losses are reflected in the accompanying consolidated statements of operations.

        As of December 31, 2004, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $44,298,000 and an aggregate fair value of $64,378,000. There were no equity securities with unrealized losses as of December 31, 2004. See Note E to the consolidated financial statements set forth in Item 8 for additional information on other pre-tax unrealized losses as of December 31, 2004.

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

Deferred Tax Assets and Valuation Allowance

        The carrying value of the Company's deferred tax assets is based on the assumption that the Company will generate sufficient taxable income in the future to permit the Company to take deductions and use tax-credit carryforwards. During 2002, the Company recorded a valuation allowance of $3,640,000 related to capital losses arising from the write-down of certain marketable securities. The valuation allowance was established because the Company believed that a portion of the capital losses might expire unused because the generation of future taxable capital gains was not certain. During 2004 and 2003, the Company reduced the valuation allowance by $934,000 and $2,706,000, respectively, reflecting capital gains recognized in 2004 and increases in the fair value of securities previously written down and the effect of securities sold in 2003. The valuation allowance has been reduced to zero as of December 31, 2004. Each quarter, management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance. Any increase in the valuation allowance against deferred tax assets will result in additional income tax expense in the Company's statement of operations.

Pension and Other Postretirement Benefits

        The Company has recorded pension and other postretirement benefit costs based on complex valuations developed by its actuarial consultants. These valuations are based on key estimates and assumptions related to the discount rates used and the rates expected to be earned on investments of plan assets. OSG is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management's best estimate of expected returns. A decrease in the expected rate of return will increase future net periodic benefit costs and an increase in the expected rate of return will decrease future benefit costs. With respect to the Company's domestic plans, as of December 31, 2004, management reduced the discount rate to

6.2% from 6.7% (following a reduction to 6.7% from 7.4% as of December 31, 2003) and maintained unchanged the expected rate of return on plan assets at 8.75%. Changes in pension and other postretirement benefit costs may occur in the future as a result of changes in these rates.

        Certain of the Company's foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company's financial position.

Special Purpose Entity ("SPE")

        In 1999, the Company facilitated the creation of an SPE that purchased from and bareboat chartered back to the Company five U.S. Flag Crude Tankers that the Company in turn bareboat chartered to Alaska Tanker Company for the transportation of Alaskan crude oil for BP. The purchase price of $170 million was financed by a term loan from a commercial lender and a substantive equity capital investment by the owner of the SPE. The Company did not guarantee the vessels' residual values or guarantee the SPE's debt. ATC time chartered the vessels to BP under a "hell or highwater" lease through the dates on which they must be removed from service in accordance with OPA 90. The portion of the charter hire payments from BP to ATC representing bareboat charter hire to the Company is sufficient to fully amortize the bank debt of the SPE. Such payments have been assigned to the SPE. On July 1, 2003, the Company consolidated this SPE in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). Under the provisions of FIN 46, the Company is considered to be the primary beneficiary of the SPE. For additional information, see Note B to the consolidated financial statements set forth in Item 8.

Income from Vessel Operations

        During 2004, TCE revenues increased by $358,445,000, or 83%, to $789,581,000 from $431,136,000 in 2003, resulting from an increase in average daily TCE rates for vessels operating in the spot market and a 2,322 day increase in revenue days. During 2004, approximately 85% of the Company's TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 79% in 2003 and 70% in 2002. In 2004, approximately 15% of TCE revenues were generated from long-term charters compared with 21% in 2003 and 30% in 2002. During 2003, TCE revenues increased by $164,411,000 to $431,136,000 from $266,725,000 in 2002, principally resulting from an increase in average daily TCE rates for vessels operating in the spot market. The reduction in percentage contribution from long-term charters during 2004 compared with 2003 was principally attributable to significant increases in average TCE rates in 2004 for vessels operating in the spot market.

        Reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income/(loss), but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

        During 2004, income from vessel operations increased by $272,673,000, or 143%, to $463,780,000 from $191,107,000 in 2003. The improvement resulted principally from an increase in average daily TCE rates and revenue days for VLCCs and Aframaxes. During 2003, income from vessel operations increased by $146,219,000 to $191,107,000 from $44,888,000 in 2002. This improvement resulted from an increase in average daily TCE rates for all of the Company's Foreign Flag segments (see Note C to the consolidated financial statements set forth in Item 8 for additional information on the Company's segments).

VLCC Segment:	2004	2003	2002
TCE revenues (in thousands)	$459,252	$189,410	$79,714
Vessel expenses (in thousands)	(36,177)	(28,093)	(21,481)
Time and bareboat charter hire expenses (in thousands)	(42,061)	(11,386)	(9,512)
Depreciation and amortization (in thousands)	(44,984)	(36,475)	(30,033)

Income from vessel operations (in thousands)(a)	$336,030	$113,456	$18,688

Average daily TCE rate	$75,436	$40,725	$20,545
Average number of vessels(b)	14.3	11.8	9.8
Average number of vessels chartered in under operating leases	2.7	1.2	1.1
Number of revenue days(c)	6,088	4,651	3,880
Number of ship-operating days(d)	6,223	4,736	3,972

(a)
Income from vessel operations by segment is before general and administrative expenses.

(b)
The average is calculated to reflect the addition and disposal of vessels during the year.

(c)
Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.

(d)
Ship-operating days represent calendar days.

        During 2004, TCE revenues for the VLCC segment increased by $269,842,000, or 142%, to $459,252,000 from $189,410,000 in 2003. This improvement in TCE revenues resulted from an increase of $34,711 per day in the average daily TCE rate earned and an increase in the number of revenue days. All but one of the vessels in the VLCC segment participated in the Tankers pool as of December 31, 2004. Revenue days increased by 1,437 principally for the following reasons, partially offset by an increase of 50 drydock and repair days during which vessels were out of service and a reduction of 222 days attributable to the 2004 sales of two single hull vessels, the Olympia and Dundee:

  •
  the delivery of one newbuilding in mid-February 2003;

  •
  the purchase of the 1997-built double hull Meridian Lion, previously held by a 50% owned joint venture, in April 2003;

  •
  the 2004 exchange of joint venture interests (see Note D to the consolidated financial statements set forth in Item 8), which resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe and the inclusion of such vessels in the VLCC segment from the effective date of the transaction; and

  •
  the participation in the charter-in of six VLCCs, which commenced between February and September 2004.

        The redemption of the other partner's joint venture interest in the Equatorial Lion and Meridian Lion (as described in Note D) and the simultaneous acquisition of the Meridian Lion from the other partner resulted in the inclusion of both vessels in the VLCC segment from the mid-April 2003 effective date of the transaction. The Equatorial Lion, which had, prior to the completion of this transaction, been time chartered in from the joint venture is now owned by a subsidiary of the Company.

        Vessel expenses increased by $8,084,000 to $36,177,000 in 2004 from $28,093,000 in the prior year principally as a result of the vessel additions discussed above. Average daily vessel expenses, however, decreased by $118 per day in 2004 compared with 2003 principally attributable to decreases in repair expenses and crew costs. Time and bareboat charter hire expenses increased by $30,675,000 to $42,061,000 in 2004 from $11,386,000 in 2003 as a result of the inclusion of six additional chartered-in VLCCs, which charters commenced in 2004. The Company's participation interests in seven time chartered-in VLCCs, (which excludes the charter-in of the Meridian Lion, discussed below, in which the Company has a 100% interest) as of December 31, 2004, was equivalent to 2.4 vessels at a weighted average base rate of $28,716 per day. Four of the chartered-in VLCCs provide for profit sharing with the vessels owners when TCE rates exceed the base rates in the charters. In addition, in late-June 2003, the Company entered into a sale-leaseback agreement for one of its VLCCs, the Meridian Lion, which lease is classified as an operating lease. The gain on the sale was deferred and is being amortized over the eight-year term of the lease as a reduction of time and bareboat charter hire expenses. The sale-leaseback transaction increased time charter hire expenses by approximately $2,250,000 per quarter, commencing in the third quarter of 2003. Depreciation and amortization increased by $8,509,000 to $44,984,000 from $36,475,000 in 2003 as a result of the vessel additions discussed above.

        During 2003, TCE revenues for the VLCC segment increased by $109,696,000, or 138%, to $189,410,000 from $79,714,000 in 2002. This improvement in TCE revenues resulted from an increase of $20,180 per day in the average daily TCE rate earned and an increase in the number of revenue days. The increase in revenue days resulted principally from the delivery of two newbuilding VLCCs (one in April 2002 and another in mid-February 2003) and the April 2003 purchase of the Meridian Lion. Vessel expenses increased by $6,612,000 to $28,093,000 in 2003 from $21,481,000 in the prior year principally as a result of the Equatorial Lion becoming wholly owned in April 2003 and an increase in ship-operating days. Average daily vessel expenses increased by $524 per day in 2003 compared with 2002, principally attributable to increases in damage repair expenses and insurance premiums. Time and bareboat charter hire expenses increased by $1,874,000 to $11,386,000 in 2003 from $9,512,000 in 2002 as a result of the sale-leaseback agreement discussed above and the inclusion of a 40% participation interest in a chartered-in VLCC (Charles Eddie) partially offset by the termination of the charter in of the Equatorial Lion from a joint venture. Depreciation and amortization increased by $6,442,000 to $36,475,000 from $30,033,000 in 2002 as a result of the vessel additions discussed above.

Aframax Segment:	2004	2003	2002
TCE revenues (in thousands)	$189,267	$105,739	$71,121
Vessel expenses (in thousands)	(26,179)	(21,927)	(21,131)
Time and bareboat charter hire expenses (in thousands)	(8,106)	—	—
Depreciation and amortization (in thousands)	(25,502)	(22,261)	(22,554)

Income from vessel operations (in thousands)	$129,480	$61,551	$27,436

Average daily TCE rate	$38,848	$26,389	$17,389
Average number of vessels	12.9	11.2	11.5
Average number of vessels chartered in under operating leases	1.0	—	—
Number of revenue days	4,872	4,007	4,090
Number of ship-operating days	5,097	4,083	4,187

        During 2004, TCE revenues for the Aframax segment increased by $83,528,000, or 79%, to $189,267,000 from $105,739,000 in 2003. This improvement in TCE revenues resulted from an increase of $12,459 per day in the average daily TCE rate earned and an increase in revenue days, partially offset by an increase of 149 drydock and repair days during which vessels were out of service. All of the vessels in the Aframax segment participate in the Aframax International pool. The increase in revenue days of 865 resulted principally from the delivery of two newbuilding Aframaxes (one in October 2003 and one in January 2004) and the Company's participation interest in three time chartered-in vessels, which charters commenced in 2004. TCE revenues for 2004 reflect a loss of $3,126,000 generated by forward freight agreements compared with a loss of $3,229,000 in 2003. Although the Company entered into these forward freight agreements to convert a portion of its variable revenue stream from Aframax International to a fixed rate, certain of such forward freight agreements did not qualify as effective cash flow hedges under FAS 133. Vessel expenses increased by $4,252,000 to $26,179,000 in 2004 from $21,927,000 in the prior year principally as a result of the vessel additions discussed above. Average daily vessel expenses, however, decreased by $234 per day in 2004 compared with 2003, principally due to reductions in crew costs and loss of hire insurance premiums. Time and bareboat charter hire expenses for 2004 reflects the Company's participation interests in three chartered-in Aframaxes. Depreciation and amortization increased by $3,241,000 to $25,502,000 from $22,261,000 in the prior year as a result of the vessel additions discussed above.

        During 2003, TCE revenues for the Aframax segment increased by $34,618,000, or 49%, to $105,739,000 from $71,121,000 in 2002. This improvement in TCE revenues resulted from an increase of $9,000 per day in the average daily TCE rate earned partially offset by a decrease in revenue days. The decrease in revenue days resulted from the sale of two single hull Aframaxes in the third quarter of 2002 partially offset by the delivery of two newbuilding Aframaxes (one in February 2002 and one in October 2003) and the purchase, in the third quarter of 2002, of a 1994-built double hull Aframax. TCE revenues for 2003 reflect a loss of $3,229,000 generated by forward freight agreements compared with a loss of $697,000 in 2002. Vessel expenses increased marginally by $796,000 to $21,927,000 in 2003 from $21,131,000 in the prior year. Average daily vessel expenses increased by $324 per day in 2003 compared with 2002, principally due to increases in insurance premiums and repair costs.

Product Carrier Segment:	2004	2003	2002
TCE revenues (in thousands)	$38,125	$35,124	$35,053
Vessel expenses (in thousands)	(12,678)	(13,143)	(14,686)
Time and bareboat charter hire expenses (in thousands)	—	—	—
Depreciation and amortization (in thousands)	(7,797)	(7,671)	(9,807)

Income from vessel operations (in thousands)	$17,650	$14,310	$10,560

Average daily TCE rate	$18,391	$15,653	$12,226
Average number of vessels	6.0	6.4	8.0
Average number of vessels chartered in under operating leases	—	—	—
Number of revenue days	2,073	2,244	2,867
Number of ship-operating days	2,196	2,350	2,920

        During 2004, TCE revenues for the Product Carrier segment increased by $3,001,000, or 9%, to $38,125,000 from $35,124,000 in 2003. This increase in TCE revenues resulted from an increase of $2,738 per day in the average daily TCE rate partially offset by a decrease in revenue days attributable to the sale of two (Lucy and Suzanne) of the segment's vessels late in the first quarter of 2003. Vessel expenses decreased marginally by $465,000 to $12,678,000 in 2004 from $13,143,000 in 2003 as a result of the vessel sales. Average daily vessel expenses, however, increased by $180 per day in 2004 compared with 2003, principally attributable to an increase in crew costs and the timing of delivery of stores. Depreciation and amortization increased slightly by $126,000 to $7,797,000 from $7,671,000 in 2003. Increased drydock amortization on the Bostonmaxes was substantially offset by the impact of the vessel sales.

        The Panamax Product Carrier, Diane, which was under contract of sale at December 31, 2004, was delivered to buyers in early January 2005. In November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005, for its four Bostonmax Product Carriers. The leases will be classified as operating leases. The sale-leaseback transactions will increase bareboat charter expenses by approximately $1,300,000 per quarter, with a corresponding decrease in depreciation of approximately $800,000 per quarter. In February 2005, the Company agreed to sell the remaining Panamax Product Carrier, Mary Ann. The sale is expected to be completed by the end of the first quarter of 2005.

        As of December 31, 2004, two of the four Bostonmaxes and the remaining Panamax Product Carrier were operating on time charters (extending to February and October 2005 for the Bostonmaxes and February 2005 for the Panamax).

        During 2003, TCE revenues for the Product Carrier segment increased slightly by $71,000, or less than 1%, to $35,124,000 from $35,053,000 in 2002. TCE revenues were stable despite a decrease in revenue days attributable to the sale of two vessels in the first quarter of 2003 because of an increase of $3,427 per day in the average daily TCE rate earned. Vessel expenses decreased by $1,543,000 to $13,143,000 in 2003 from $14,686,000 in 2002 as a result of the vessel sales. Average daily vessel expenses, however, increased by $563 per day in 2003 compared with 2002, principally attributable to increases in crew and repair costs. Depreciation and amortization decreased by $2,136,000 to $7,671,000 from $9,807,000 in 2002 as a result of the vessel sales.

Other Foreign Flag:	2004	2003	2002
TCE revenues (in thousands)	$29,174	$26,007	$11,296
Vessel expenses (in thousands)	(7,645)	(3,326)	(2,728)
Time and bareboat charter hire expenses (in thousands)	(13,354)	(1,616)	(1,569)
Depreciation and amortization (in thousands)	(3,443)	(6,901)	(7,001)

Income from vessel operations (in thousands)	$4,732	$14,164	$(2)

Average daily TCE rate	$26,025	$22,615	$9,978
Average number of vessels	1.0	2.9	3.0
Average number of vessels chartered in under operating leases	2.1	0.3	0.3
Number of revenue days	1,121	1,150	1,132
Number of ship-operating days	1,147	1,173	1,188

        As of December 31, 2004, the Company also owns and operates one Foreign Flag Suezmax and two Foreign Flag Dry Bulk Carriers, all on time charter. The two Dry Bulk Carriers commenced three-year time charters in early 2004, at which time they were withdrawn from the pool of Capesize vessels in which they had participated since 2000. In November 2004, the Company entered into an agreement with the charterer of its Suezmax, Eclipse, the effect of which was to convert the bareboat charter to a time charter with profit sharing between the Company and the charterer when rates earned on third-party voyages exceed a base rate. Because the initial settlement period for calculating profit sharing does not end until March 2005, the Company did not recognize any revenues above the base rate in 2004.

        TCE revenues increased by $3,167,000, or 12%, to $29,174,000 in 2004 from $26,007,000 in 2003 principally because of an increase of $3,410 per day in the average daily TCE rate earned. Vessel expenses, excluding the reserve for the Department of Justice investigation, and depreciation and amortization decreased and time and bareboat charter hire expenses increased in 2004 compared with 2003 principally because of the December 2003 sale-leaseback agreements for the two Dry Bulk Carriers.

        TCE revenues increased by $14,711,000, or 130%, to $26,007,000 in 2003 from $11,296,000 in 2002 principally because of an increase of $12,637 per day in the average daily TCE rate earned. Vessel expenses increased by $598,000 to $3,326,000 in 2003 from $2,728,000 in 2002.

U.S. Flag Segment:	2004	2003	2002
TCE revenues (in thousands)	$73,763	$74,856	$69,541
Vessel expenses (in thousands)	(25,491)	(23,389)	(24,591)
Time and bareboat charter hire expenses (in thousands)	(2,029)	(7,471)	(14,278)
Depreciation and amortization (in thousands)	(18,362)	(16,702)	(10,984)

Income from vessel operations (in thousands)	$27,881	$27,294	$19,688

Average daily TCE rate	$21,549	$23,161	$21,530
Average number of vessels	6.4	6.7	5.3
Average number of vessels chartered in under operating leases	3.1	2.3	4.0
Number of revenue days	3,423	3,232	3,230
Number of ship-operating days	3,471	3,285	3,396

        As of December 31, 2004, the U.S. Flag segment consisted of the following:

  •
  three Crude Tankers, which are bareboat chartered at fixed rates to Alaska Tanker Company, LLC ("ATC")

  •
  four Product Carriers, which are on time or bareboat charter;

  •
  one Pure Car Carrier, which is on time charter; and

  •
  two Bulk Carriers that transport U.S. foreign aid grain cargoes on voyage charters.

        TCE revenues decreased by $1,093,000, or 1%, to $73,763,000 in 2004 from $74,856,000 in 2003 because of a decrease of $1,612 per day in the average daily TCE rate, partially offset by an increase in revenue days. Revenue days increased due to the purchase of two Product Carriers, the Puget Sound and Galena Bay in April 2004, offset by the sale of Crude Tanker, Overseas Boston, in February 2004. The Puget Sound and Galena Bay were, at the time of their acquisition, operating on bareboat charters that extend to December 2009. In October 2004, the Company entered into an agreement with the charterer of the Puget Sound to convert the bareboat charter to a time charter for the balance of the charter period. The agreement also provides for profit sharing with the charterer when rates earned on third party voyages exceed the base rate, as defined in the agreement. Because the agreement provides that profit sharing be determined annually each December 31, the Company's share, if any, of TCE revenues in excess of the base rate will not be recognized in the financial statements until December of each year. Vessel expenses increased by $2,102,000 to $25,491,000 in 2004 from $23,389,000 in 2003. Average daily expenses increased by $224 per day in 2004 compared with 2003, principally due to increases in crew costs. On July 1, 2003, in accordance with the provisions of FIN 46, the Company consolidated the special purpose entity that owns the Crude Tankers. The consolidation of the special purpose entity eliminated time and bareboat charter hire expenses, which were net of amortization of the deferred gain on the 1999 sale-leaseback transaction, and increased depreciation and amortization because these vessels are now included in the consolidated balance sheet. In addition, time and bareboat charter hire expense increased because of the charter extensions on the two Bulk Carriers, Overseas Harriette and Overseas Marilyn, that commenced in the fourth quarter of 2003 at the expiry of 25-year capital leases. Depreciation and amortization increased by $1,660,000 to $18,362,000 in 2004 from $16,702,000 in 2003 because of the purchase of the two Product Carriers, partially offset by decreases attributable to the sale of the Overseas Boston and the expiry of capital leases and the related charter extensions on the two Bulk Carriers.

        TCE revenues increased by $5,315,000, or 8%, to $74,856,000 in 2003 from $69,541,000 in 2002 because of an increase of $1,631 per day in the average daily TCE rate earned. Vessel expenses decreased by $1,202,000 to $23,389,000 in 2003 from $24,591,000 in 2002 because of the sale of a Bulk Carrier in June 2002. Time and bareboat charter hire expenses decreased by $6,807,000 to $7,471,000 in 2003 from $14,278,000 in 2002 because the consolidation of the special purpose entity described above eliminated time and bareboat charter hire expenses, partially offset by the impact of the charter extensions on the Overseas Harriette and Overseas Marilyn. Depreciation and amortization increased by $5,718,000 to $16,702,000 in 2003 from $10,984,000 in 2002 because of the consolidation of the special purpose entity in 2003 and increased amortization of drydock costs on the Overseas Harriette and Overseas Marilyn.

        Since December 1996, the U.S. Flag Pure Car Carrier has received payments of $2,100,000 per year under the U.S. Maritime Security Program, which continues through late 2005.

General and Administrative Expenses

        During 2004, general and administrative expenses increased by $12,325,000 to $51,993,000 from $39,668,000 in 2003 principally because of the following reasons:

  •
  an increase of $4,756,000 in incentive compensation paid to shore-based staff;

  •
  consulting fees in connection with special projects aggregating $2,820,000;

  •
  a settlement loss of $4,077,000 recognized in connection with the payment of the former chief executive officer's unfunded, nonqualified pension plan obligation;

  •
  consultation services aggregating $733,000, performed by the former chief executive officer in accordance with an agreement dated June 23, 2003 (see Note O to the consolidated financial statements set forth in Item 8); and

  •
  costs of $1,759,000 incurred in 2004 (an increase of $897,000 compared with 2003) in connection with certain investigations by the Department of Transport of the Government of Canada and the U.S. Department of Justice (see Note P to the consolidated financial statements set forth in Item 8).

        These increases were partially offset by:

  •
  2003 bonus payments aggregating $1,940,000, in recognition of the substantial completion of the Company's five-year cost reduction program;

  •
  severance related payments aggregating approximately $2,008,000, recognized in 2003 in connection with the January 2003 resignation of a senior vice president and the retirement of the Company's former CEO; and

  •
  a reserve for an expected loss of $544,000 on the sublease of overseas office space.

        During 2003, general and administrative expenses increased by $8,186,000 to $39,668,000 from $31,482,000 in 2002 principally because of the following reasons:

  •
  severance payments and additional compensation compared with 2002 aggregating $1,615,000 recognized in connection with the January 2003 resignation of a senior vice president and the retirement of the Company's former CEO;

  •
  2003 bonus payments aggregating $1,940,000 in recognition of the substantial completion of the Company's five year cost reduction program;

  •
  increases in the cost of certain benefit plans for domestic shore-based employees aggregating $2,431,000. Such increase reflects a gain of $1,090,000 recognized in 2002 as a reduction of the 2002 net periodic benefit cost;

  •
  costs of $862,000 incurred in connection with certain investigations by the Department of Transport of the Government of Canada and the U.S. Department of Justice; and

  •
  a reserve for an expected loss on the sublease of overseas office space.

Equity in Income of Joint Ventures

        During 2004, equity in income of joint ventures increased by $11,634,000 to $45,599,000 from $33,965,000 in 2003, due to an increase in average daily TCE rates earned by the joint venture vessels operating in the spot market, partially offset by a reduction in revenue days. The reduction in revenue days was attributable to the termination of joint ventures covering six vessels in the first quarter of 2004, partially offset by the delivery of the four V Pluses in July 2004 to a joint venture in which the Company has a 49.9% interest.

        During 2003, equity in income of joint ventures increased by $22,558,000 to $33,965,000 from $11,407,000 in 2002, principally due to a significant increase in average daily TCE rates earned by the joint venture vessels, which more than offset the impact of a reduction in revenue days. The reduction in revenue days was attributable to the termination in April 2003 of the joint venture with a major oil company and our acquisition of their 50% interest in two VLCCs (see Note D to the consolidated financial statements set forth in Item 8). These two vessels have been included in the VLCC segment since April 2003. Equity in income of joint ventures for 2003 reflects the Company's share ($2,566,000) of a loss on disposal recognized in connection with the redemption of the oil company's interest in the joint venture in exchange for 100% of the stock of one of the venture's two vessel-owning subsidiaries.

        The following table is a summary of the Company's interest in its joint ventures, excluding ATC (see discussion below), and OSG's proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are averages as of December 31 of each year. The Company's actual ownership percentages for these joint ventures ranged from 30% to 50%:

	2004		2003		2002
	Revenue Days	% of Ownership	Revenue Days	% of Ownership	Revenue Days	% of Ownership
V Pluses operating in the spot market	320	49.9%	—	0.0%	—	0.0%
VLCCs operating in the spot market	130	30.0%	1,137	47.1%	997	37.1%
Two VLCCs owned jointly with a major oil company operating on long-term charters	—	0.0%	104	0.0%	365	50.0%
One Aframax participating in Aframax International pool	181	50.0%	181	50.0%	165	50.0%

Total	631	46.6%	1,422	47.4%	1,527	40.6%

        Additionally, the Company has a 37.5% interest in ATC, a company that has operated U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment.

Interest Expense

        The components of interest expense are as follows (in thousands):

In thousands for the year ended December 31,	2004	2003	2002
Interest before impact of swaps and capitalized interest	$58,379	$51,791	$43,798
Impact of swaps	15,968	14,320	13,844
Capitalized interest	(201)	(3,987)	(4,949)

Interest expense	$74,146	$62,124	$52,693

        Interest expense increased by $12,022,000 to $74,146,000 in 2004 from $62,124,000 in 2003 as a result of (a) an increase of $35,216,000 in the average amount of debt outstanding, (b) an increase in average interest rates because of the impact of the issuance of $200,000,000 of ten-year notes with a coupon of 8.25% in March 2003 offset by the application of the resulting proceeds to repay amounts outstanding under floating-rate credit facilities, and (c) a decrease of $3,786,000 in interest capitalized in connection with vessel construction. The average paid on floating-rate debt in 2004 was relatively unchanged from the 2003 average rate of 2.6%. The impact of floating-to-fixed interest rate swaps that qualify as cash flow hedges increased interest expense by $15,968,000 in 2004 compared with an increase of $14,320,000 in 2003.

        Interest expense increased by $9,431,000 to $62,124,000 in 2003 from $52,693,000 in 2002 because of (a) the impact of the issuance of ten-year senior unsecured notes with a coupon of 8.25% and the application of the resulting proceeds to repay amounts outstanding under floating-rate credit facilities, and (b) a decrease of $962,000 in interest capitalized in connection with vessel construction. Such increases were partially offset by decreases in the average amount of debt outstanding of $23,959,000 and in the average rate paid on floating-rate debt of 40 basis points to 2.6% in 2003 from 3.0% in 2002. The impact of this decline in rates was substantially offset by the impact of floating-to-fixed interest rate swaps that increased interest expense by $14,320,000 in 2003 compared with an increase of $13,844,000 in 2002.

        Interest expense for 2004 and 2003 includes $1,700,000 and $1,336,000, respectively, attributable to the special purpose entity that owns the U.S. Flag Crude Tankers, which was consolidated effective July 1, 2003 (see Note B to the consolidated financial statements set forth in Item 8).

Provision/(Credit) for Federal Income Taxes

        The income tax provisions are based on pre-tax income/(loss), adjusted to reflect items that are not subject to tax and the dividends received deduction.

        The effective tax rate (provision for income taxes divided by income before federal income taxes) for 2004, before consideration of the impact of the reduction of deferred tax liabilities discussed below, was 32.7%. The increase in the effective tax rate for 2004 compared with 2003 reflects a reduction in the relative contribution to pre-tax income of income not subject to U.S. income taxes. The provisions for income taxes for 2004 and 2003 reflect reductions in the valuation allowance of $3,640,000 that was established in 2002 against the deferred tax asset resulting from the write-down of certain marketable securities. The reductions in the valuation allowance reflect capital gains recognized in 2004 and increases in fair values of securities previously written down and the effect of securities sold in 2003. The valuation allowance was established because the Company was not certain that the full amount of the deferred tax asset could be realized through the generation of capital gains in the future. The reductions in the valuation allowance were $934,000 in 2004 and $2,706,000 in 2003.

        On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstates tax deferral for OSG's foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company's foreign subsidiaries will not be subject to U.S. income taxation as long as such earnings have not been repatriated to the U.S. Because the Company intends to permanently reinvest these earnings in foreign operations, no provision for U.S. income taxes on such earnings of its foreign shipping subsidiaries will be required after December 31, 2004.

        As of December 31, 2004, the Company had $77,423,000 of net deferred tax liabilities attributable to expected future U.S. income taxes on the shipping income of its foreign shipping subsidiaries. Because of the enactment of the Jobs Creation Act and because foreign earnings will be permanently reinvested, the Company no longer expects that these deferred tax liabilities will be paid. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company reduced its deferred tax liabilities by $77,423,000 with a corresponding reduction in income tax expense in the fourth quarter of 2004.

        Because the shipping income of its foreign shipping subsidiaries constitutes a significant majority of income before federal income taxes, the Company expects that its effective tax rate will be significantly reduced for periods commencing January 1, 2005. Had the tax deferral on foreign shipping income contained in the Jobs Creations Act been effective for 2004, the Company believes that the provision for federal income taxes would have been substantially eliminated. This may not, however, be indicative of the relative contribution of the Company's U.S. and foreign operations to income before federal income taxes in future years.

Effects of Inflation

        The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Newly Issued Accounting Standard

        On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123(R) ("FAS 123R"), "Share-Based Payment," amending Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement becomes effective in the first interim or annual period beginning after June 15, 2005. The Company expects to adopt the new statement effective January 1, 2005, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2005. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in Accounting Principles Board Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock grants. The Company believes based on the levels of share-based payments granted in the past, that the adoption of FAS 123R will not have a material effect on its earnings or financial position or its operating and financing cash flows.

Liquidity and Sources of Capital

        Working capital at December 31, 2004 was approximately $445,000,000 compared with $40,000,000 at December 31, 2003 and $77,000,000 at December 31, 2002. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, investments in marketable securities and receivables. Unbilled voyage receivables at December 31, 2004 aggregated $135,967,000 compared with

$45,877,000 at December 31, 2003. As of December 31, 2004, such balance included the Company's share of unremitted pool earnings of $95,509,000 ($29,870,000 at December 31, 2003) due from Tankers International and $34,623,000 ($13,499,000 at December 31, 2003) due from Aframax International. The increase in amounts due from each of the pools is a direct result of both a significant increase in TCE rates earned by the VLCCs and Aframaxes in the fourth quarter of 2004 ($109,578 per day for VLCCs and $57,579 per day for Aframaxes) compared with the comparable quarter of 2003 ($37,586 per day for VLCCs and $23,616 per day for Aframaxes) and an increase in the number of vessels participating in these two pools during the fourth quarter of 2004 (15.5 VLCCs and 14.75 Aframaxes) compared with the 2003 period (12.4 VLCCs and 11.7 Aframaxes). In addition, the Company maintains a Capital Construction Fund with a market value of approximately $268,000,000 at December 31, 2004. Net cash provided by operating activities approximated $372,000,000 in 2004 compared with $223,000,000 in 2003 and $13,000,000 in 2002. Net cash provided by operating activities in 2002 reflects $24,500,000 of payments with respect to estimated 2001 federal income taxes. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet financial requirements in the next year. The Company's reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company's vessels in periods subsequent to December 31, 2004, compared with the actual TCE rates achieved during 2004, will have a negative comparative impact on the amount of cash provided by operating activities.

        In January 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,513,000, after deducting expenses. In February 2004, pursuant to the existing shelf registration, the Company issued $150,000,000 principal amount of senior unsecured notes. The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%. The Company received proceeds of approximately $146,605,000, after deducting expenses. The proceeds from these offerings were used for general corporate purposes.

        The indentures pursuant to which the Company's senior unsecured notes were issued require the Company to secure the senior unsecured notes equally and comparably with any indebtedness under existing revolving credit facilities in the event OSG is required to secure the debt outstanding under such credit facilities as a result of a downgrade in the credit rating of the Company's senior unsecured debt.

        In July and November 2004, the Company concluded two new seven-year unsecured revolving credit facilities aggregating $255,000,000. The terms, conditions and financial covenants contained in these agreements are more favorable than those contained in the long-term revolving credit facility that matures in December 2006. Borrowings under both of the new facilities bear interest at a rate based on LIBOR plus a margin. In 2004, in consideration of entering into these two new revolving credit facilities, the Company reduced the amount available under the facility maturing in December 2006 to $200,000,000 from $350,000,000.

        In August 2004, the Company amended one of its floating rate secured term loans. The amendment to the secured loan extended its maturity date by two years to 2016, reduced required principal payments by approximately $390,000 per annum and added a $20,000,000 short-term credit facility.

        At December 31, 2004, OSG had $785,000,000 of long-term unsecured credit availability, of which $586,000,000 was unused. The Company's five long-term revolving credit facilities mature in 2006 ($200,000,000), 2008 ($30,000,000), 2009 ($300,000,000) and 2011 ($255,000,000). In addition, the Company also had two short-term credit facilities aggregating $65,000,000, all of which was unused at December 31, 2004.

        The Company was in compliance with all of the financial covenants contained in the Company's debt agreements as of December 31, 2004. Existing financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

        In addition, the secured nature of a portion of OSG's debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company's ability to obtain other financing.

Off-Balance Sheet Arrangements

        As of December 31, 2004, the joint ventures in which OSG participates had total bank debt outstanding of $297,069,000 of which the Company has guaranteed $94,810,000. The balance of the joint venture debt is nonrecourse to the Company.

        In November 2004, the Company formed a joint venture whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,000,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of December 31, 2004, representing its share of working capital and the first installment under the construction contracts. The aggregate unpaid costs of $726,500,000 will be funded through bank financing that will be nonrecourse to the partners.

Aggregate Contractual Obligations

        A summary of the Company's long-term contractual obligations as of December 31, 2004 follows:

	2005	2006	2007	2008	2009	Beyond 2009	Total
	(In thousands)
Long-term debt(1)	$84,303	$79,986	$74,055	$73,256	$172,458	$1,002,069	$1,486,127
Obligations under capital leases(1)	9,692	9,692	9,692	9,692	9,692	16,985	65,445
Operating lease obligations (chartered-in vessels)(2)	63,691	52,250	42,848	38,690	30,595	30,461	258,535
Operating lease obligations (office space)	1,755	3,990	2,817	2,594	2,594	31,933	45,683
Purchase of Stelmar(3)	844,047	—	—	—	—	—	844,047

Total	$1,003,488	$145,918	$129,412	$124,232	$215,339	$1,081,448	$2,699,837

(1)
Amounts shown include contractual interest obligations. The interest obligations for floating rate debt ($409,698,000 as of December 31, 2004) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at December 31, 2004 of 2.6%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $387,661,000 at December 31, 2004 that effectively convert the Company's interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 6.25%.

(2)
As of December 31, 2004, the Company had chartered in 17 vessels on leases that are accounted for as operating leases. The Company's participation interest in eight VLCCs (excluding the 100%

  interest in the Meridian Lion) and three Aframaxes averaged 35% and 58%, respectively. Certain of these leases provide the Company with various renewal and purchase options.

(3)
Represents amount paid to acquire Stelmar's common stock on January 20, 2005. Amount shown excludes Stelmar's outstanding debt, which was assumed as of the date of the transaction and subsequently refinanced.

        In addition to the above long-term contractual obligations the Company has certain obligations as of December 31, 2004 related to an unfunded supplemental pension plan and an unfunded postretirement health care plan as follows:

	2005	2006	2007	2008	2009
	(In thousands)
Supplemental pension plan obligations(1)	$76	$76	$76	$76	$76
Postretirement health care plan obligations(2)	$284	$295	$303	$312	$317

(1)
Obligations are included herein only if the retirement of a covered individual is known as of December 31, 2004. Amounts shown herein exclude obligations payable by the Company's defined benefit plan for domestic shore-based employees, which was overfunded as of December 31, 2004.

(2)
Amounts are estimated based on the 2004 cost taking the assumed health care cost trend rate for 2005 to 2009 into consideration. See Note M to the consolidated financial statements set forth in Item 8. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

        In January 2005, the Company concluded two new debt agreements aggregating $675,000,000. The proceeds from these borrowings were used in funding the acquisition of Stelmar and the refinancing of its debt. One of the agreements is a $500,000,000 seven-year unsecured revolving credit agreement. Borrowings under this facility bear interest at a rate based on LIBOR and the terms, conditions and financial covenants contained therein are comparable to those contained in the Company's existing long-term facilities. The other agreement is a $175,000,000 term loan secured by five of Stelmar's Handysize Product Carriers. The secured loan has a term of twelve years (with an average life of 8 years) and bears interest at a rate based on LIBOR.

        OSG has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management's interest-rate outlook at various times. These agreements contain no leverage features and have various maturity dates from August 2005 to August 2014.

        OSG finances vessel additions with cash provided by operating activities and long-term borrowings. In 2004, 2003 and 2002, cash used for vessel additions approximated $59,000,000, $87,000,000 and $153,000,000, respectively. In July 2002, the Company prepaid approximately $47,600,000 of progress payments for two newbuildings to realize the benefit of a contractually-provided discount. OSG expects to finance vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities, and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such charter rates are volatile.

EBITDA

        EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income/(loss), as reflected in the consolidated statements of operations set forth in Item 8, to EBITDA:

In thousands for the year ended December 31,	2004	2003	2002
Net income/(loss)	$401,236	$121,309	$(17,620)
Provision/(credit) for federal income taxes	79,778	46,844	(3,244)
Interest expense	74,146	62,124	52,693
Depreciation and amortization	100,088	90,010	80,379

EBITDA	$655,248	$320,287	$112,208

Ratios of Earnings to Fixed Charges

        The ratios of earnings to fixed charges for 2004 and 2003 were 6.6X and 2.9X, respectively. The deficiency of earnings necessary to cover fixed charges for 2002 was $34,220,000. The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income for continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges. Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

Earnings per Share

        The following table presents comparative per share amounts for net income, adjusted for the effects of vessel sales and securities transactions, including write-downs in the carrying value of certain securities pursuant to FAS 115:

For the year ended December 31,	2004	2003	2002
Basic net income/(loss) per share	$10.26	$3.49	$(0.51)
(Gain)/loss on sale of vessels*	(0.48)	0.13	0.02
(Gain)/loss on securities transactions**	(0.14)	(0.18)	0.73

	$9.64	$3.44	$0.24

*
Based on amounts reported in Note N to the consolidated financial statements set forth in Item 8, reduced by federal income taxes calculated at 35%.

**
Represents the sum of realized gain on sale of securities and write-down of marketable securities (as reported in Note N), reduced by federal income taxes calculated at 35%, as adjusted by the change in the valuation allowance.

        Net income adjusted for the effect of vessel sales and securities transactions is presented to provide additional information with respect to the Company's ability to compare from period to period vessel operating revenues and expenses and general and administrative expenses without gains and losses from disposals of assets and investments. While net income/(loss) adjusted for the effect of vessel sales and securities transactions is frequently used by management as a measure of the vessels operating performance in a particular period it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Net income/(loss) adjusted for the effect of vessel sales and securities transactions should not be considered an alternative to net income/(loss) or other measurements prepared in accordance with accounting principles generally accepted in the United States.

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

        The shipping industry's functional currency is the U.S. dollar. All of the Company's revenues and most of its operating costs are in U.S. dollars.

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

Interest Rate Sensitivity

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

At December 31, 2004	2005	2006	2007	2008	2009	Beyond 2009	Total	Fair Value at Dec. 31, 2004
Assets
Fixed income securities	$20.7	$7.5	$3.4	$2.6	$9.4	$53.8	$97.4	$97.4
Average interest rate	2.3%	3.8%	3.1%	4.3%	4.1%	5.4%
Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$7.7	$8.7	$9.3	$10.0	$10.7	$479.8	$526.2	$543.9
Average interest rate	8.2%	8.4%	8.5%	8.6%	8.7%	8.4%
Variable rate	$22.0	$16.8	$11.6	$11.6	$111.6	$236.1	$409.7	$409.7
Average spread over LIBOR	1.1%	0.7%	0.8%	0.8%	0.9%	0.5%
Interest Rate Swaps
Pay fixed/receive variable*	$33.1	$218.1	$14.0	$52.0	$6.2	$73.0	$396.4	$(12.3)
Average pay rate	6.1%	5.4%	5.1%	5.3%	4.6%	4.6%
At December 31, 2003	2004	2005	2006	2007	2008	Beyond 2008	Total	Fair Value at Dec. 31, 2003
Assets
Fixed income securities	$32.0	$1.4	$5.4	$1.4	$1.4	$59.7	$101.3	$101.3
Average interest rate	1.0%	3.1%	4.0%	4.5%	5.4%	6.5%
Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$6.9	$8.2	$8.7	$9.3	$10.0	$340.5	$383.6	$409.0
Average interest rate	7.9%	8.3%	8.4%	8.5%	8.6%	8.4%
Variable rate	$28.3	$21.6	$191.3	$11.2	$48.3	$138.5	$439.2	$439.3
Average spread over LIBOR	1.3%	1.3%	1.3%	1.1%	1.4%	1.1%
Interest Rate Swaps
Pay fixed/receive variable*	$35.0	$33.1	$218.1	$14.0	$52.0	$79.2	$431.4	$(25.0)
Average pay rate	6.1%	6.1%	5.4%	5.1%	5.3%	4.6%

*
LIBOR

        The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company's leverage. As of December 31, 2004, there was no balance outstanding under such facility.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See Item 7.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

Overseas Shipholding Group, Inc. and Subsidiaries

Dollars in thousands at December 31,	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$479,181	$74,003
Voyage receivables, including unbilled of $135,967 and $45,877	144,237	51,990
Other receivables	12,815	7,634
Inventories	1,132	495
Prepaid expenses	8,252	7,301

Total Current Assets	645,617	141,423
Capital Construction Fund	268,414	247,433
Vessels, at cost, less accumulated depreciation	1,422,239	1,336,824
Vessels under Capital Leases, less accumulated amortization	24,382	27,949
Vessel Held for Sale	9,744	—
Investments in Joint Ventures	227,701	183,831
Other Assets	82,701	63,226

Total Assets	$2,680,798	$2,000,686

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$3,960	$1,681
Sundry liabilities and accrued expenses	76,087	51,583
Federal income taxes	90,943	13,172
Short-term debt and current installments of long-term debt	25,024	31,318
Current obligations under capital leases	4,729	3,917

Total Current Liabilities	200,743	101,671
Long-term Debt	863,466	739,733
Obligations under Capital Leases	42,717	47,855
Deferred Federal Income Taxes ($105,424 and $151,304), Deferred Credits and Other Liabilities	147,500	194,352
Shareholders' Equity:
Common stock ($1 par value; 60,000,000 shares authorized; 40,790,759 and 39,590,759 shares issued)	40,791	39,591
Paid-in additional capital	199,054	108,549
Retained earnings	1,203,528	829,824
Unearned compensation restricted stock	(1,360)	—

	1,442,013	977,964
Cost of treasury stock (1,391,280 and 3,685,326 shares)	17,579	48,454

	1,424,434	929,510
Accumulated other comprehensive income/(loss)	1,938	(12,435)

Total Shareholders' Equity	1,426,372	917,075

Total Liabilities and Shareholders' Equity	$2,680,798	$2,000,686

See notes to consolidated financial statements.

Consolidated Statements of Operations

Overseas Shipholding Group, Inc. and Subsidiaries

Dollars in thousands, except per share amounts, for the year ended December 31,	2004	2003	2002
Shipping Revenues:
Time and bareboat charter revenues, including vessels operating in certain pools and $19,803, $28,052 and $28,052 received from a 37.5% owned joint venture	$757,406	$396,254	$227,402
Voyage charter revenues	53,429	57,866	69,881

	810,835	454,120	297,283
Voyage Expenses	(21,254)	(22,984)	(30,558)

Time Charter Equivalent Revenues	789,581	431,136	266,725

Ship Operating Expenses:
Vessel expenses	108,170	89,877	84,617
Time and bareboat charter hire expenses, including $1,757 in 2003 and $8,399 in 2002 paid to a 50% owned joint venture	65,550	20,474	25,359
Depreciation and amortization	100,088	90,010	80,379
General and administrative	51,993	39,668	31,482

Total Ship Operating Expenses	325,801	240,029	221,837

Income from Vessel Operations	463,780	191,107	44,888
Equity in Income of Joint Ventures	45,599	33,965	11,407

Operating Income	509,379	225,072	56,295
Other Income/(Expense)	45,781	5,205	(24,466)

	555,160	230,277	31,829
Interest Expense	74,146	62,124	52,693

Income/(Loss) before Federal Income Taxes	481,014	168,153	(20,864)
Provision/(Credit) for Federal Income Taxes	79,778	46,844	(3,244)

Net Income/(Loss)	$401,236	$121,309	$(17,620)

Weighted Average Number of Common Shares Outstanding:
Basic	39,113,040	34,725,247	34,394,977
Diluted	39,176,253	34,976,793	34,394,977
Per Share Amounts:
Basic net income/(loss)	$10.26	$3.49	$(0.51)
Diluted net income/(loss)	$10.24	$3.47	$(0.51)
Cash dividends declared and paid	$0.70	$0.65	$0.60

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Overseas Shipholding Group, Inc. and Subsidiaries

In thousands for the year ended December 31,	2004	2003	2002
Cash Flows from Operating Activities:
Net income/(loss)	$401,236	$121,309	$(17,620)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	100,088	90,010	80,379
Amortization of deferred gain on sale and leasebacks	(550)	(6,888)	(13,774)
Unearned compensation, restricted stock	425	—	—
Deferred compensation relating to stock option grants	—	226	2,262
Unrealized loss on write-down of marketable securities	—	4,756	42,055
Provision/(credit) for deferred federal income taxes	(53,619)	11,351	2,759
Undistributed earnings of joint ventures	(28,754)	(17,999)	(4,026)
Other—net	1,489	(9,432)	(14,954)
Items included in net income/(loss) related to investing and financing activities:
Gain on sale of securities—net	(7,204)	(10,439)	(3,643)
(Gain)/loss on disposal of vessels	(29,222)	6,809	861
Payments for drydockings	(22,354)	(5,971)	(17,603)
Changes in operating assets and liabilities:
Increase in receivables	(84,471)	(4,534)	(12,611)
Increase/(decrease) in Federal income taxes payable	76,165	13,172	(24,500)
Net change in prepaid items, accounts payable and sundry liabilities and accrued expenses	18,893	30,830	(6,412)

Net cash provided by operating activities	372,122	223,200	13,173

Cash Flows from Investing Activities:
Proceeds from sales of marketable securities	—	34,674	40,326
Expenditures for vessels, including $9,339, $29,167, and $116,830 related to vessels under construction	(59,439)	(87,007)	(152,640)
Proceeds from disposal of vessels	99,082	151,143	12,729
Acquisitions of interests in joint ventures that own VLCCs	(2,292)	(10,362)	—
Investments in and advances to joint ventures	(214,403)	(60,090)	(19,756)
Distributions from joint ventures	1,988	6,612	5,661
Purchases of other investments	(669)	(919)	(1,339)
Proceeds from dispositions of other investments	10,042	27,581	2,150
Other—net	(781)	(1,744)	(1,442)

Net cash provided by/(used in) investing activities	(166,472)	59,888	(114,311)

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	115,513	—	—
Issuance of debt, net of issuance costs	158,730	194,849	256,000
Payments on debt and obligations under capital leases	(49,026)	(435,164)	(127,864)
Cash dividends paid	(27,532)	(22,686)	(20,636)
Issuance of common stock upon exercise of stock options	3,716	20,259	2,627
Other—net	(1,873)	(3,287)	(2,301)

Net cash provided by/(used in) financing activities	199,528	(246,029)	107,826

Net increase in cash and cash equivalents	405,178	37,059	6,688
Cash and cash equivalents at beginning of year	74,003	36,944	30,256

Cash and cash equivalents at end of year	$479,181	$74,003	$36,944

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Overseas Shipholding Group, Inc. and Subsidiaries

				Unearned Compensation Restricted Stock	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)
	Common Stock	Paid-in Additional Capital	Retained Earnings
					Share	Amount		Total
	(Dollars in thousands)
Balance at December 31, 2001	$39,591	$103,529	$769,457	$—	5,312,867	$(72,868)	$(26,283)	$813,426
Net Loss			(17,620)					(17,620)
Other Comprehensive Income/(Loss), net of tax:
Net unrealized holding gains on available-for-sale securities*							16,777	16,777
Effect of derivative instruments							(13,880)	(13,880)
Minimum pension liability							859	859

Comprehensive (Loss)								(13,864)

Cash Dividends Declared and Paid			(20,636)					(20,636)
Deferred Compensation Related to Options Granted		2,262						2,262
Options Exercised and Employee Stock Purchase Plan		29			(173,183)	2,598		2,627
Tax Benefit Related to Options Exercised		334						334

Balance at December 31, 2002	39,591	106,154	731,201	—	5,139,684	(70,270)	(22,527)	784,149
Net Income			121,309					121,309
Cumulative Effect of Change in Accounting Principle, net of tax benefit of $902							(1,674)	(1,674)
Other Comprehensive Income/(Loss), net of tax:
Net unrealized holding gains on available-for-sale securities*							6,242	6,242
Effect of derivative instruments							5,334	5,334
Minimum pension liability							190	190

Comprehensive Income								131,401

Cash Dividends Declared and Paid			(22,686)					(22,686)
Deferred Compensation Related to Options Granted		226						226
Options Exercised and Employee Stock Purchase Plan		(1,557)			(1,454,358)	21,816		20,259
Tax Benefit Related to Options Exercised		3,726						3,726

Balance at December 31, 2003	39,591	108,549	829,824	—	3,685,326	(48,454)	(12,435)	917,075
Net Income			401,236					401,236
Other Comprehensive Income/(Loss), net of tax:
Net unrealized holding gains on available-for-sale securities*							7,335	7,335
Effect of derivative instruments							8,447	8,447
Minimum pension liability							(1,409)	(1,409)

Comprehensive Income								415,609

Cash Dividends Declared and Paid			(27,532)					(27,532)
Issuance of Common Stock	1,200	87,299			(2,000,000)	27,014		115,513
Issuance of Restricted Stock Award		1,148		(1,785)	(50,000)	637		—
Amortization of Restricted Stock Award				425				425
Options Exercised and Employee Stock Purchase Plan		492			(244,046)	3,224		3,716
Tax Benefit Related to Options Exercised		1,566						1,566

Balance at December 31, 2004	$40,791	$199,054	$1,203,528	$(1,360)	1,391,280	$(17,579)	$1,938	$1,426,372

*
For 2002, net of write-down of marketable securities of $30,976 and realized gains of $2,173 that were included in net loss; for 2003, net of write-down of marketable securities of $385 and realized gains of $6,624 that were included in net income, and for 2004, net of realized gains included in net income of $3,907.

         See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Overseas Shipholding Group, Inc. and Subsidiaries

Note A—Summary of Significant Accounting Policies:

1.
Basis of presentation and description of business—The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company" or "OSG"). For the three years ended December 31, 2004, all subsidiaries were wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned joint ventures, in which the Company exercises significant influence, are accounted for by the equity method.

  The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid and dry bulk cargoes in the international market and the U.S. Flag trades.

  The consolidated balance sheet for 2003 has been reclassified to conform to the 2004 presentation of certain items.

2.
Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

3.
Marketable securities—The Company's investments in marketable securities are classified as available for sale and are carried at fair value. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss) within shareholders' equity.

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

4.
Inventories—Inventories, which consist of fuel, are stated at cost determined on a first-in, first-out basis.

5.
Vessels, deferred drydocking expenditures and other property—Vessels included vessels under construction aggregating $36,202,000 at December 31, 2003.

  Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis, using a vessel life of 25 years. Each vessel's salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. Accumulated depreciation was $473,162,000 and $439,495,000 at December 31, 2004 and 2003, respectively.

  Other property, including leasehold improvements, are recorded at cost and amortized substantially on the straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to seven years.

  Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $201,000 in 2004, $3,987,000 in 2003 and $4,949,000 in 2002.

  Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. Expenditures for maintenance and repairs are expensed when incurred. Amortization of capitalized drydock expenditures, which is included in depreciation and amortization in the consolidated statements of operations, amounted to $9,899,000 in 2004, $10,810,000 in 2003 and $10,369,000 in 2002. The unamortized portion of deferred drydocking expenditures, which is included in other assets in the consolidated balance sheets, was $25,339,000 and $12,907,000 at December 31, 2004 and 2003, respectively.

6.
Vessels under capital leases—The Company charters in two U.S. Flag vessels that it accounts for as capital leases. Amortization of capital leases is computed by the straight-line method over 22 years (25 years with respect to the charters-in of two U.S. Flag vessels that terminated in 2003), representing the terms of the leases (see Note L1). Accumulated amortization was $53,940,000 and $50,372,000 at December 31, 2004 and 2003, respectively.

7.
Impairment of long-lived assets—The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset's carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The amount of an impairment charge, if any, would be determined using discounted cash flows.

8.
Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Deferred finance charges of $13,203,000 and $10,678,000 are included in other assets at December 31, 2004 and 2003, respectively. Amortization amounted to $2,757,000 in 2004, $2,865,000 in 2003 and $1,711,000 in 2002.

9.
Revenue and expense recognition—Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Voyage revenues and expenses are recognized ratably over the estimated length of each voyage and, therefore, are allocated between reporting periods based on the relative transit time in each period. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

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

  For the Company's vessels operating in the Tankers International LLC ("Tankers") pool, the Aframax International pool and the Dry Bulk Carrier pool, revenues and voyage expenses are pooled and allocated to each pool's participants on a time charter equivalent basis in accordance with an agreed-upon formula.

  Ship operating expenses exclude voyage expenses. Vessel expenses include crew costs, vessel stores and supplies, lubricating oils, maintenance and repairs, insurance and communication costs.

10.
Derivatives—Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of an ineffective hedge will be immediately recognized in earnings.

  The Company uses derivatives to reduce market risks associated with its operations. The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company's debt either from a fixed to a floating rate basis, which swaps are designated and qualify as fair value hedges, or from a floating to a fixed rate, substantially all of which swaps are designated and qualify as cash flow hedges. The Company uses foreign currency swaps from time-to-time, which swaps typically are designated and qualify as cash flow hedges, to minimize the effect of foreign exchange rate fluctuations on reported revenues and protect against the reduction in value of forecasted foreign currency cash flows from future charter revenues receivable in currencies other than U.S. dollars. The Company also uses forward freight agreements from time-to-time in order to reduce its exposure to the spot charter market for specified trade routes by creating synthetic time charters for the terms of the agreements. The forward freight agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates. Forward freight agreements that meet the 80% effectiveness threshold required by FAS 133 are accounted for as effective cash flow hedges. For interest rate swaps, the Company assumes no ineffectiveness since each interest rate swap either meets the conditions required under FAS 133 to apply the short-cut method or the critical terms method in the case of prepayable debt such as borrowings under the Company's long-term revolving credit facilities. Accordingly, no gains or losses have been recorded in income relative to the Company's interest rate swaps that qualify as hedges. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt. For foreign currency swaps, effectiveness is assessed based on changes in forward rates and, accordingly, there is no hedge ineffectiveness. Any gain or loss realized upon the termination of foreign currency swaps would be recognized as an adjustment of shipping revenues over the remaining term of the related charter.

11.
Stock-based compensation—As of December 31, 2004, the Company had one stock-based employee compensation plan and one non-employee director plan under which options have been granted. The Company's stock-based compensation plans are more fully described in Note J. The Company accounts for those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost for stock options is recognized as an expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date, over the amount an employee or non-employee director must pay to acquire the stock. The following table presents the effects on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based compensation.

In thousands, except per share amounts, for the year ended December 31,	2004	2003	2002
Net income/(loss), as reported	$401,236	$121,309	$(17,620)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(354)	(158)	(561)

Pro forma net income/(loss)	$400,882	$121,151	$(18,181)

Per share amounts:
Basic—as reported	$10.26	$3.49	$(0.51)
Basic—pro forma	$10.25	$3.49	$(0.53)
Diluted—as reported	$10.24	$3.47	$(0.51)
Diluted—pro forma	$10.23	$3.46	$(0.53)
12.
Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

13.
Newly issued accounting standards—On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123(R) ("FAS 123R"), "Share-Based Payment," amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement becomes effective in the first interim or annual period beginning after June 15, 2005. The Company expects to adopt the new statement effective January 1, 2005, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2005. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company believes based on the level of share-based payments granted in the past that the adoption of FAS 123R will not have a material effect on its earnings or financial position or its operating and financing cash flows.

Note B—Change in Accounting Principle:

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities. This represents a significant change from the prior rules, which required consolidation by the entity with voting control; and, according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance-sheet financing. On July 1, 2003, the Company consolidated the special purpose entity ("Alaskan Equity Trust") that now owns these vessels and holds the associated bank debt used to purchase them because, under the provisions of FIN 46, the Company is considered to be the primary beneficiary of Alaskan Equity Trust. The vessels were recorded in the consolidated balance sheet based on their carryover bases, that is, as if FIN 46 had been effective at the time of the 1999 sale-leaseback. The special purpose entity's debt of $15,463,000 as of December 31, 2004 is secured by the vessels but is otherwise nonrecourse to OSG. In addition, OSG did not issue any repayment or residual-value guaranties. Therefore, OSG is not exposed to any loss as a result of its involvement with Alaskan Equity Trust. The cumulative effect of this change in accounting principle on the Company's consolidated balance sheet as of July 1, 2003 was to increase total assets by $25,079,000 (principally to reflect the reconsolidation of the vessels), to increase liabilities by $26,753,000 (principally to reflect debt of Alaskan Equity Trust of $45,034,000 partially offset by the elimination of the unamortized balance of the deferred gain on the 1999 sale-leaseback of $21,141,000) and to reduce shareholders' equity by $1,674,000 (to reflect the fair value of Alaskan Equity Trust's floating-to-fixed interest rate swaps included in accumulated other comprehensive income/(loss)). The cumulative effect of such accounting change on net income/(loss) was insignificant.

Note C—Business and Segment Reporting:

        The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in both the international market and the U.S. Flag trades through the ownership and operation of a diversified fleet of bulk cargo vessels. The bulk shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Rates in each market segment are determined by a variety of factors affecting the supply and demand for vessels to move cargoes in the trades for which they are suited. Bulk vessels are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company charters its vessels to commercial shippers and U.S. and foreign governments and governmental agencies primarily on voyage charters and also on time and bareboat charters, which are longer term (see Note L2).

        The Company has four reportable segments: Foreign Flag VLCCs, Aframaxes and Product Carriers, which participate in the international market, and U.S. Flag vessels. Following the acquisition of two U.S. Flag Product Carriers in the second quarter of 2004, the Company revised its reportable segments. Segment information as of December 31, 2003 and 2002 and for the years then ended have been reclassified to conform to the 2004 presentation. Segment results are evaluated based on income from vessel operations before general and administrative expenses. The Company uses time charter equivalent revenues to analyze fluctuations in revenues between periods and to make decisions regarding the deployment and use of its vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company's consolidated financial statements.

        Information about the Company's reportable segments as of and for the three years ended December 31, 2004 follows:

	Foreign Flag
	VLCCs	Aframaxes	Product Carriers	Other	U.S. Flag	Totals
	(In thousands)
2004
Shipping revenues**	$461,140	$189,360	$44,872	$31,502	$83,961	$810,835
Time charter equivalent revenues	459,252	189,267	38,125	29,174	73,763	789,581
Depreciation and amortization	44,984	25,502	7,797	3,443	18,362	100,088
Income from vessel operations	336,030	129,480	17,650	4,732	27,881	515,773	*
Equity in income of joint ventures	33,861	4,626	—	15	7,097	45,599
Gain on disposal of vessels	26,330	—	27	(36)	2,901	29,222
Investments in joint ventures at December 31, 2004	125,444	4,531	—	90,695	7,031	227,701
Total assets at December 31, 2004	1,073,792	499,734	65,222	115,004	110,515	1,864,267
Expenditures for vessels	339	10,343	245	5,500	43,012	59,439
2003
Shipping revenues**	191,671	105,793	44,924	27,216	84,516	454,120
Time charter equivalent revenues	189,410	105,739	35,124	26,007	74,856	431,136
Depreciation and amortization	36,475	22,261	7,671	6,901	16,702	90,010
Income from vessel operations	113,456	61,551	14,310	14,164	27,294	230,775	*
Equity in income of joint ventures	23,444	2,874	—	63	7,584	33,965
Loss on disposal of vessels	—	8	(862)	(5,964)	9	(6,809)
Investments in joint ventures at December 31, 2003	172,658	3,255	—	481	7,437	183,831
Total assets at December 31, 2003	972,994	477,435	64,487	21,747	85,044	1,621,707
Expenditures for vessels	71,806	14,486	606	—	109	87,007
2002
Shipping revenues**	81,039	71,162	52,020	11,405	81,657	297,283
Time charter equivalent revenues	79,714	71,121	35,053	11,296	69,541	266,725
Depreciation and amortization	30,033	22,554	9,807	7,001	10,984	80,379
Income from vessel operations	18,688	27,436	10,560	(2)	19,688	76,370	*
Equity in income of joint ventures	3,404	132	—	95	7,776	11,407
Loss on disposal of vessels	—	(1,549)	—	—	688	(861)
Investments in joint ventures at December 31, 2002	149,869	10,590	—	43	7,813	168,315
Total assets at December 31, 2002	892,068	488,895	91,287	102,341	76,950	1,651,541
Expenditures for vessels	59,269	88,724	113	—	4,534	152,640

*
Segment totals for income from vessel operations are before general and administrative expenses.

**
Revenues of VLCCs operating in the Tankers pool amounted to $440,156 (2004), $174,965 (2003) and $66,757 (2002). Revenues of $8,084 (2004), $21,985 (2003) and $7,243 (2002) from vessels operating in the Dry Bulk Carrier pool are reported in Other Foreign Flag.

        For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

        The joint venture that is operating four V Pluses is included in the VLCC segment because of the similarity in their trade. The joint venture that is constructing four LNG Carriers is included in the Other Foreign Flag segment.

        Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31,	2004	2003	2002
Total assets of all segments	$1,864,267	$1,621,707	$1,651,541
Corporate cash and securities, including Capital Construction Fund	747,595	321,436	296,812
Other unallocated amounts	68,936	57,543	86,489

Consolidated total assets	$2,680,798	$2,000,686	$2,034,842

        Certain additional information about the Company's operations for the three years ended December 31, 2003 follows:

	Consolidated	Foreign Flag*		U.S. Flag
	(In thousands)
2004
Shipping revenues	$810,835	$726,874		$83,961
Vessels and vessels under capital leases at December 31, 2004	1,456,365	1,363,109	**	93,256
2003
Shipping revenues	454,120	369,604		84,516
Vessels and vessels under capital leases at December 31, 2003	1,364,773	1,295,921	**	68,852
2002
Shipping revenues	297,283	215,626		81,657
Vessels and vessels under capital leases at December 31, 2002	1,416,774	1,360,027	**	56,747

*
Principally Marshall Islands as of December 31, 2004.

**
Includes vessel held for sale of $9,744 (2004) and vessels under construction of $36,202 (2003) and $126,093 (2002).

        See Note I for information relating to taxation of income and undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

Note D—Joint Ventures and Certain Pooling Arrangements:

        As of December 31, 2004, the Company is a partner in joint ventures that own six Foreign Flag vessels (four V Pluses, one VLCC and one Aframax), and one joint venture that has four LNG Carriers under construction.

Alaska Tanker Company

        In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company ("ATC") to manage the vessels carrying Alaskan crude oil for BP. ATC, which is owned 37.5% by OSG, 37.5% by Keystone and 25% by BP, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable, if certain conditions are met, by BP to ATC. In the second quarter of 1999, the charters for five of the Company's U.S. Flag Crude Tankers (two of which have subsequently been sold by the owner), which were previously time chartered to BP, were converted to bareboat charters to ATC, with guaranties from BP, to employ the vessels through their OPA 90 retirement dates, ranging from June 2005 through March 2006 for the remaining three vessels. In August 1999, the Company sold these five vessels and leased them back as part of an off-balance-sheet financing. The cost of leasing back these vessels from Alaskan Equity Trust was included in time and bareboat charter hire expense. The gain on the sale-leaseback transaction was deferred and, until June 30, 2003, was being amortized over the leaseback period as a reduction in time and bareboat charter hire expense in the consolidated statements of operations. The unamortized balance of such deferred gain as of June 30, 2003 was eliminated in connection with the consolidation of Alaskan Equity Trust (see Note B).

        Revenue from the bareboat charters of these vessels to ATC is included in time and bareboat charter revenue. The Company accounts for its 37.5% interest in ATC according to the equity method.

Tankers International Pool

        In December 1999, the Company and other leading tanker companies established Tankers to pool their VLCC fleets. Tankers, which commenced operations in February 2000, commercially managed a fleet of 41 modern VLCCs as of December 31, 2004. Tankers was formed to meet the global transportation requirements of international oil companies and other major customers. As of December 31, 2004, all but one of the Company's VLCCs, including six chartered-in VLCCs in which the Company has a 37% average participation interest and one VLCC that is owned by a joint venture, as discussed below, participate in the Tankers pool.

Aframax International Pool

        Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. The pool commercially managed a fleet of 36 modern Aframaxes as of December 31, 2004, which generally trade in the Atlantic Basin, North Sea and the Mediterranean. All of the Company's Aframaxes, including three chartered-in Aframaxes in which the Company has a 58% average participation interest, trade in this pool.

Capesize Bulk Carrier Pool

        During the first quarter of 2000, the Company and other major vessel owners agreed to pool their Capesize Dry Bulk Carriers. The Company's two Foreign Flag Dry Bulk Carriers were withdrawn from such pool in early 2004 upon commencement of three-year time charters.

VLCC Joint Ventures

        In 2000, the Company acquired a 30% interest in a joint venture that purchased the Front Tobago, a 1993-built VLCC, for approximately $37 million, which immediately began participating in the Tankers pool. The vessel's acquisition was financed by the joint venture through long-term bank financing and subordinated partner loans. The outstanding balance of the long-term bank financing was repaid in December 2004.

        In 2001, the Company formed joint ventures that entered into an agreement whereby companies in which OSG held a 49.9% interest acquired two 1993-built VLCCs (Dundee and Edinburgh) for approximately $103 million. Such acquisitions were financed by the joint ventures through long-term bank financing and subordinated partner loans. The outstanding balance of the long-term bank financing was repaid in December 2003 using funds received from the partners.

        In June 2001, the Company agreed to acquire a 33.33% interest in joint ventures formed to purchase six new VLCCs. The number of vessels to be purchased was reduced to five in August 2001. Three vessels were delivered to the joint ventures in the third quarter of 2001. The remaining two were delivered to the joint ventures upon completion of their construction in February and July 2002. The total purchase price for the vessels of $399 million and the joint ventures' then remaining commitments under the construction contracts for two of those vessels were financed by the joint ventures through long-term bank financing and subordinated partner loans. In 2003, the Company completed transactions with its partners to restructure the relative ownership interests in the five joint-venture companies. These transactions, which increased OSG's overall joint-venture interest by the equivalent of one third of a vessel, were effective as of July 1, 2003. In one transaction, the Company, jointly with one partner, acquired the remaining partner's 33.33% interest in the joint venture companies owning the Ariake and Sakura I for cash of approximately $20,000,000, thereby increasing the Company's share in such joint ventures to 49.889%. In a second transaction, the Company exchanged its 33.33% interest in the Ichiban with one partner for a portion of that partner's interest in the Tanabe and Hakata, thereby increasing the Company's interest in these joint ventures to 49.889%. The outstanding balance of the long-term bank financing for the Tanabe and Hakata was repaid in December 2003 using funds received from the partners.

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

        Through April 2003, the Company had a 50% interest in a joint venture with a major oil company that owned two VLCCs that were operating on long-term charters, one to OSG (which vessel has been time chartered to the major oil company) and one to such major oil company. In April 2003, OSG acquired its partner's 50% interest in the joint venture, resulting in such vessels becoming 100% owned. Accordingly, the results of these two vessels are included in the consolidated statements of operations from the effective date of the transaction. The acquisition was accomplished through the joint venture's redemption of our partner's shares in exchange for one of the venture's two vessel owning subsidiaries, followed by our purchase from the partner of such vessel for $56,500,000. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the joint venture recognized a loss on disposal of $5,132,000 based on the excess of the carrying amount of the vessel transferred to our former partner over its fair value. The Company's share of such charge of $2,566,000 is reflected in equity in income of joint ventures in the consolidated statement of operations for 2003.

V Plus Joint Ventures

        In April 2004, the Company formed a joint venture with a Tankers pool partner to acquire four 442,000 dwt V Pluses, three built in 2002 and one built in 2003. OSG has a 49.9% interest in this joint venture. The joint venture took delivery of the four V Pluses in July 2004. The total purchase price for these vessels of $448,000,000 was financed by the joint venture through a long-term bank loan of $290,000,000 and subordinated partner loans and capital contributions. In connection with the bank financing, the partners severally issued guaranties on a pro rata basis aggregating $190,000,000. The amount of such guaranties will decrease as the outstanding balance of the bank loan is reduced below $190,000,000. As of December 31, 2004, the carrying value of the Company's pro rata share of such guaranties, which is included in other liabilities in the accompanying consolidated balance sheet, was

$325,000. As of December 31, 2004, the outstanding balance of subordinated partner loans advanced by the Company was $84,838,000.

Aframax Joint Venture

        In May 2000, the Company invested $1,500,000 for a 50% interest in a joint venture that bareboat chartered in the Compass I, a 1992-built Aframax, which was accounted for as a capital lease by the joint venture. In May 2002, such joint venture exercised a purchase option and acquired the vessel. The purchase price of approximately $13,000,000 was financed through capital contributions from the partners. The Company provided certain charter guaranties to its joint venture partner through the May 2002 exercise of the purchase option; daily TCE revenues in excess of an agreed amount were for the Company's benefit through the May 2002 exercise of the purchase option. In January 2003, the joint venture borrowed $15,375,000, the proceeds of which were used to repay the capital contributions received from the shareholders. This Aframax participates in the Aframax International pool.

LNG Joint Venture

        In November 2004, the Company formed a joint venture whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,000,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of December 31, 2004, representing its share of working capital and the first installment under the construction contracts. The aggregate unpaid costs of $726,500,000 will be funded through bank financing that will be nonrecourse to the partners.

        A condensed summary of the combined assets and liabilities of the joint ventures follows:

In thousands at December 31,	2004	2003
Current assets	$130,690	$83,152
Vessels, net	662,924	431,798
Other assets	3,958	5,450

Total assets	$797,572	$520,400

Current installments of long-term debt	$17,207	$9,616
Other current liabilities	47,798	48,788

Total current liabilities	65,005	58,404
Long-term debt	279,862	92,176
Subordinated loans due to the joint venture partners	170,324	229,780
Equity*	282,381	140,040

Total liabilities and equity	$797,572	$520,400

*
Includes undistributed earnings of $95,147 (2004) and $71,440 (2003).

        As of December 31, 2004, the joint ventures in which the Company participates had total bank debt outstanding of $297,069,000 and subordinated loans payable to all joint venture partners of $170,324,000. The Company's percentage interests in these joint ventures ranged from 30% to 50%. The Company's guaranties in connection with the joint ventures' bank financings, which are otherwise nonrecourse to the joint venture partners, aggregate $94,810,000 at December 31, 2004. These guaranties remain outstanding until the related debt matures in September 2016.

        A condensed summary of the results of operations of the joint ventures follows:

In thousands for the year ended December 31,	2004	2003	2002
Time charter equivalent revenues	$271,387	$294,130	$261,217
Ship operating expenses	(162,257)	(196,275)	(217,936)
Loss on vessel disposal	—	(5,132)	—

Income from vessel operations	109,130	92,723	43,281
Other income	401	250	639
Interest expense*	(8,132)	(18,111)	(26,516)

Net income	$101,399	$74,862	$17,404

*
Includes interest on subordinated loans payable to the joint venture partners of $3,427 (2004), $9,840 (2003) and $14,488 (2002). The Company's share of such interest is eliminated in recording the results of the joint ventures by the equity method.

Note E—Investments in Marketable Securities and Capital Construction Fund:

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

        The Company has sold certain of the securities for which write-downs aggregating $44,247,000 had previously been recorded. These sales resulted in the recognition of gains of $784,000 in 2004, $12,104,000 in 2003 and $3,821,000 in 2002 (see Note N).

        Certain information, which gives effect to the above write-downs, concerning the Company's marketable securities, all of which are accounted for as available-for-sale securities, follows:

		Gross unrealized
In thousands at December 31,				Approximate market value and carrying amount
	Cost	Gains	Losses
2004
Capital Construction Fund:
U.S. Treasury securities and obligations of U.S. government agencies	$47,414	$689	$71	$48,032
Mortgage-backed securities	24,185	183	18	24,350
Other debt securities	24,475	667	131	25,011

Total debt securities	96,074	1,539	220	97,393
Equity securities	44,298	20,080	—	64,378
Cash and cash equivalents	106,643	—	—	106,643

Total Capital Construction Fund	$247,015	$21,619	$220	$268,414

        At February 22, 2005, the aggregate market value of the above marketable securities was approximately $166,011,000 compared with a market value of $161,771,000 as of December 31, 2004.

		Gross unrealized
In thousands at December 31,				Approximate market value and carrying amount
	Cost	Gains	Losses
2003
Capital Construction Fund:
U.S. Treasury securities and obligations of U.S. government agencies	$22,304	$314	$22	$22,596
Mortgage-backed securities	61,445	397	38	61,804
Other debt securities	16,163	854	89	16,928

Total debt securities	99,912	1,565	149	101,328
Equity securities	38,436	9,173	474	47,135
Cash and cash equivalents	98,970	—	—	98,970

Total Capital Construction Fund	$237,318	$10,738	$623	$247,433

        The cost and approximate market value of debt securities held by the Company as of December 31, 2004, by contractual maturity (except for mortgage-backed securities, which do not have a single maturity date), follow:

	Cost	Approximate market value
	(In thousands)
Due in one year or less	$20,629	$20,639
Due after one year through five years	22,780	22,754
Due after five years through ten years	12,653	12,857
Due after ten years	15,827	16,793

	71,889	73,043
Mortgage-backed securities	24,185	24,350

	$96,074	$97,393

        The following table shows our Capital Construction Fund's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2004.

	Less than 12 months		More than 12 months		Total
	Market value	Unrealized losses	Market value	Unrealized losses	Market value	Unrealized losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$12,058	$71	$—	$—	$12,058	$71
Mortgage-backed securities	4,519	18	—	—	4,519	18
Other debt securities	9,518	131	—	—	9,518	131

Total debt securities	26,095	220	—	—	26,095	220
Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$26,095	$220	$—	$—	$26,095	$220

Note F—Derivatives and Fair Value of Financial Instruments:

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

        Investment securities—The fair value for marketable securities is based on quoted market prices or dealer quotes.

        Debt, including capital lease obligations—The carrying amounts of the borrowings under the revolving credit agreements and the other floating rate loans approximate their fair value. The fair values of the Company's fixed rate debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

        Interest rate swaps—The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

        Forward freight agreements—The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date.

        The estimated fair values of the Company's financial instruments, other than derivatives, follow:

In thousands at December 31,	Carrying amount 2004	Fair value 2004	Carrying amount 2003	Fair value 2003
Financial assets (liabilities)
Cash and cash equivalents	$479,181	$479,181	$74,003	$74,003
Capital Construction Fund—See Note E	268,414	268,414	247,433	247,433
Debt, including capital lease obligations	(935,936)	(953,639)	(822,823)	(848,287)

        During the third quarter of 2004, the Company transferred a loss of $339,000 from accumulated other comprehensive income/(loss) to other income in the accompanying statement of operations for an interest rate swap maturing in July 2005 with a notional amount of $8,750,000 that no longer qualified as an effective cash flow hedge because the underlying debt was repaid. As of December 31, 2004, the Company is a party to other floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $387,661,000, pursuant to which it pays fixed rates ranging from 4.6% to 8.3% and receives floating rates based on the London interbank offered rate ("LIBOR") (approximately 2.6% at December 31, 2004). These agreements contain no leverage features and have various maturity dates ranging from August 2005 to August 2014. As of December 31, 2004, the Company has recorded a liability of $12,320,000 related to the fair values of all of these swaps in other liabilities.

        Shipping revenues for 2003 were reduced by $384,000, because of forward freight agreements with a notional value of $1,632,000 that extended to December 2004. The fair value of these agreements, which did not qualify as effective hedges, was recorded as a liability in other liabilities as of December 31, 2003.

Note G—Sundry Liabilities and Accrued Expenses:

        Sundry liabilities and accrued expenses follows:

In thousands at December 31,	2004	2003
Payroll and benefits	$12,658	$7,657
Settlement of supplemental pension plan obligation—Notes M and O	—	14,544
Interest	16,118	12,511
Due to owners on chartered in vessels	12,991	1,812
Estimated acquisition costs—Stelmar	6,300	—
Reserve for settlement of Department of Justice investigation—Note P	6,000	—
Acquisition of vessel purchase option—Eclipse	5,500	—
Charter revenues received in advance	3,102	3,463
Insurance	1,203	1,356
Other	12,215	10,240

	$76,087	$51,583

Note H—Debt:

        Debt consists of the following:

In thousands at December 31,	2004	2003
Unsecured revolving credit facilities	$199,000	$212,000
7.50% notes due 2024	150,000	—
8.75% debentures due 2013, net of unamortized discount of $122 and $136	84,853	84,839
8.25% notes due 2013	200,000	200,000
Floating rate secured term loans, due through 2016	205,599	222,143
5.29% secured term loan, due through 2014	43,939	46,970
Other	5,099	5,099

	888,490	771,051
Less current portion	25,024	31,318

Long-term portion	$863,466	$739,733

        The weighted average effective interest rates for debt outstanding at December 31, 2004 and 2003 are 7.0% and 7.1%, respectively. Such rates take into consideration related interest rate swaps.

        In February 2004, the Company issued $150,000,000 principal amount of senior unsecured notes pursuant to a Form S-3 shelf registration filed January 13, 2004. The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%. The Company received proceeds of approximately $146,605,000, after deducting expenses.

        In July and November 2004, the Company concluded two new seven-year unsecured revolving credit facilities aggregating $255,000,000. The terms, conditions and financial covenants contained in these agreements are more favorable than those contained in the long-term revolving credit facility that matures in December 2006 (the "2006 Facility"). Borrowings under both of the new facilities bear interest at a rate based on LIBOR plus a margin. In December 2004, in consideration of entering into these two new revolving credit facilities, the Company reduced the amount available under the 2006 Facility to $200,000,000 from $350,000,000.

        In August 2004, the Company amended one of its floating rate secured term loans. The amendment extended its maturity date by two years to 2016, reduced required principal payments by approximately $390,000 per annum and added a $20,000,000 short-term credit facility.

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

        In August and October 2003, the Company concluded two five-year unsecured revolving credit facilities aggregating $330,000,000. The maturities of these two facilities may, subject to lender approval, be extended for two, one-year periods on the first and second anniversary dates of each of the two facilities. In 2004, the Company extended the maturity of each of these facilities by one year to 2009. The terms, conditions, and financial covenants contained in both agreements are more favorable than those contained in the 2006 Facility. Borrowings under both of these facilities bear interest at a rate based on LIBOR plus a margin. In October 2003, in consideration of entering into these revolving credit facilities, the Company terminated the $350,000,000 revolving credit facility that was scheduled to mature in April 2005.

        As of December 31, 2004, the Company had unsecured long-term credit facilities aggregating $785,000,000, of which $586,000,000 was unused. In addition, the Company had two short-term credit facilities expiring in August 2005 aggregating $65,000,000, all of which was unused at December 31, 2004.

        Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements. The most restrictive of these covenants requires the Company to maintain net worth as of December 31, 2004 of approximately $933,000,000 (increasing quarterly by an amount related to net income).

        As of December 31, 2004, approximately 23.1% of the net book amount of the Company's vessels, including vessel held for sale, representing seven Foreign Flag tankers and three U.S. Flag Crude Tankers, is pledged as collateral under certain debt agreements.

        The aggregate annual principal payments required to be made on debt are as follows:

In thousands at December 31, 2004
2005	$25,024
2006	19,759
2007	14,660
2008	14,660
2009	114,660
Thereafter	699,727

$888,490

        Interest paid, excluding capitalized interest, amounted to $70,539,000 in 2004, $57,271,000 in 2003, and $52,147,000 in 2002. Capitalized interest (see Note A5) decreased in 2004 compared with 2003, and in 2003 compared with 2002 principally due to vessel deliveries.

Note I—Taxes:

        Since January 1, 1987, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) have been subject to U.S. income taxation in the year earned and may therefore be distributed to the U.S. parent without further tax. Income of foreign shipping companies earned from January 1, 1976 through December 31, 1986 ("Deferred Income") was excluded from U.S. income taxation to the extent that such income was reinvested in foreign shipping operations. Foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. parent. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. If, during any determination period, there is a reduction of qualified investments in foreign shipping operations, Deferred Income, limited to the amount of such reduction, would become subject to tax.

        On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstates tax deferral for OSG's foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company's foreign subsidiaries will not be subject to U.S. income taxation as long as such earnings have not been repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2004, and no provision for U.S. income taxes on the shipping income of its foreign subsidiaries will be required commencing in 2005. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of December 31, 2004, because it is intended that such undistributed earnings ($55,994,000 at December 31, 2004) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $19,600,000.

        As of December 31, 2004, the Company had accumulated $77,423,000 of net deferred tax liabilities attributable to expected future U.S. income taxes on the shipping income of its foreign shipping subsidiaries. Because of the enactment of the Jobs Creation Act and because foreign shipping income will be permanently reinvested, the Company no longer expects that these deferred tax liabilities will be paid. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company reduced its deferred tax liabilities by $77,423,000 with a corresponding reduction in income tax expense in the fourth quarter of 2004.

        As of December 31, 2004, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $714,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $249,000,000.

        As discussed above, earnings of OSG's foreign shipping subsidiaries from January 1, 1987 through December 31, 2004, were subject to U.S. income taxes and, therefore, may be distributed to the U.S. parent without further tax. As of December 31, 2004, the Company had accumulated in excess of $900,000,000 of undistributed previously taxed earnings that can be repatriated without incurring any additional U.S. income taxes.

        The Company is still in the process of reviewing the applicability of other aspects of the Jobs Creation Act to its U.S. and foreign operations as currently constituted, but does not currently expect such other provisions to have a significant effect on the Company's net income.

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

        The significant components of the Company's deferred tax liabilities and assets follow:

In thousands at December 31,	2004	2003
Deferred tax liabilities:
Excess of tax over book depreciation—net	$20,787	$87,352
Tax benefits related to the Capital Construction Fund	83,708	76,515
Costs capitalized and amortized for book, expensed for tax	3,022	5,612
Other—net	4,453	3,019

Total deferred tax liabilities	111,970	172,498

Deferred tax assets:
Write-down of marketable securities	—	1,246
Other comprehensive income—Note K	6,446	10,236
Alternative minimum tax credit carryforwards, which can be carried forward indefinitely	—	10,546

Total deferred tax assets	6,446	22,028
Valuation allowance	—	934

Net deferred tax assets	6,446	21,094

Net deferred tax liabilities	105,524	151,404
Current portion of net deferred tax liabilities	100	100

Long-term portion of net deferred tax liabilities	$105,424	$151,304

        During 2002, the Company established a valuation allowance of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities (see Note E). The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future. The valuation allowance was recorded as a reduction in the federal income tax credit in the accompanying consolidated statement of operations for the year ended December 31, 2002. During 2004 and 2003, the Company reduced the valuation allowance by $934,000 and $2,706,000, respectively, reflecting capital gains recognized in 2004 and increases in fair values of securities previously written down and the effect of securities sold in 2003. The reductions in the valuation allowance were recorded as reductions in the provisions for federal income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2004 and 2003.

        The components of income/(loss) before federal income taxes follow:

In thousands for the year ended December 31,	2004	2003	2002
Foreign	$505,860	$202,760	$17,321
Domestic	(24,846)	(34,607)	(38,185)

	$481,014	$168,153	$(20,864)

        Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

        The components of the provision/(credit) for federal income taxes follow:

In thousands for the year ended December 31,	2004		2003	2002
Current	$133,397		$35,493	$(6,003)
Deferred	(53,619	)*	11,351	2,759

	$79,778		$46,844	$(3,244)

*
Reflects a $77,423 reduction in deferred tax liabilities recorded on enactment of the Jobs Creation Act.

        Actual income taxes paid amounted to $55,214,000 in 2004 (of which $11,040,000 related to 2003), $18,377,000 in 2003 (all of which related to 2003) and $24,500,000 in 2002 (all of which related to 2001). An income tax refund of $1,199,000, related to the carryback of capital losses arising in 2003, was received in 2004. An income tax refund of $5,765,000, related to the carryback of losses arising in 2002, was received in 2003.

        Reconciliations of the actual federal income tax rate attributable to pretax income/(loss) and the U.S. statutory income tax rate follow:

For the year ended December 31,	2004	2003	2002
Actual federal income tax provision/(credit) rate	16.6%	28.1%	(15.6%)
Adjustments due to:
Dividends received deduction	—	0.1%	1.0%
Income/(loss) not subject to U.S. income taxes	2.1%	4.9%	(4.4%)
Other	—	0.3%	1.4%
Reversal of deferred tax liabilities	16.1%	—	—
Valuation allowance	0.2%	1.6%	(17.4%)

U.S. statutory income tax provision/(credit) rate	35.0%	35.0%	(35.0%)

Note J—Capital Stock and Stock Compensation:

        In January 2004, the Company awarded 50,000 shares of common stock at no cost to its new chief executive officer. Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. At the date of the award, the fair market value of the Company's common stock was $35.70 per share. Accordingly, $1,785,000 was recorded as unearned compensation in shareholders' equity as of the award date. Such amount is being amortized to compensation expense over four years using the straight-line method. Compensation expense related thereto for 2004 was $425,000. In addition, the Company granted the new chief executive officer stock options to purchase 100,000 shares of common stock at an exercise price of $35.70 per share (the market price at the date of the grant). Options granted vest and become exercisable over a three-year period and expire ten years from the date of the grant.

        In January 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,513,000, after deducting expenses.

        In April 2004, the Board of Directors approved the 2004 Stock Incentive Plan (the "2004 Plan") subject to approval by the shareholders, which approval was received in June. The 2004 Plan enables the Company to grant stock-based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors. A total of 2,752,360 shares of the Company's stock may be issued or used as the basis for awards under the 2004 Plan. There have been no grants under the 2004 Plan as of December 31, 2004. No further stock options may be granted under the Company's 1998 stock option plan and the 1999 non-employee director stock option plan.

        Options covering 122,081 shares are outstanding under the 1998 stock option plan with exercise prices ranging from $13.81 to $35.70 per share (the market prices at dates of grant). Options granted under the 1998 stock option plan vest and become exercisable over a three-year period and expire ten years from the date of grant.

        Options covering 71,500 shares are outstanding under the 1999 non-employee director stock option plan with exercise prices ranging from $13.31 to $44.47 per share (the market prices at dates of grant). The plan provided for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vest and become exercisable over a three-year period; annual options vest and become exercisable one year from the date of the grant. All options expire ten years from the date of grant.

        Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2001	1,893,489
Granted	8,000
Forfeited	(2,297)
Exercised ($13.31 to $16.00 per share)	(159,516)

Options Outstanding at December 31, 2002	1,739,676
Granted	21,169
Forfeited	(4,569)
Exercised ($12.50 to $19.50 per share)	(1,440,146)

Options Outstanding at December 31, 2003	316,130
Granted	116,500
Forfeited	—
Exercised ($13.31 to $29.67 per share)	(239,049)

Options Outstanding at December 31, 2004	193,581

Options Exercisable at December 31, 2004	68,968

        The weighted average remaining contractual life of the outstanding stock options at December 31, 2004 was 7.8 years. The range of exercise prices of the stock options outstanding at December 31, 2004 was $13.31 to $44.47 per share. The weighted average exercise price of the stock options outstanding at December 31, 2004 was $29.84.

        The Company follows APB 25 and related interpretations in accounting for its stock options. For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123, for grants made subsequent to 1994, the fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002: risk free interest rates of 3.9%, 3.1% and 5.1%, dividend yields of 1.9%, 3.4% and 2.9%, expected stock price volatility factors of ..39, .39 and .36, and expected lives of 6.0 years. The weighted average grant-date fair values of options granted in 2004, 2003 and 2002 were $13.25, $5.59 and $6.50, respectively.

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

Note K—Accumulated Other Comprehensive Income/(Loss):

        The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands at December 31,	2004	2003
Unrealized gains on available-for-sale securities	$13,909	$6,574
Unrealized losses on derivative instruments	(7,787)	(16,234)
Minimum pension liability	(4,184)	(2,775)

	$1,938	$(12,435)

        At December 31, 2004, the Company expects to reclassify $5,431,000 of net losses on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt.

        The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

In thousands for the year ended December 31,	2004	2003
Cumulative effect of change in accounting principle — Note B	$—	$(1,674)
Reclassification adjustments for (gains)/losses included in net income/(loss), net:
Interest expense	10,552	9,563
Change in unrealized loss on derivative instruments	(2,105)	(4,229)

	$8,447	$3,660

        The income tax expense/(benefit) allocated to each component of other comprehensive income/(loss) follows:

In thousands for the year ended December 31,	2004	2003	2002
Unrealized gains/(losses) on available-for-sale securities	$4,617	$2,559	$(2,711)
Unrealized losses on derivative instruments	(1,133)	(3,179)	(11,873)
Minimum pension liability	(759)	414	150
Reclassification adjustments included in net income/(loss):
Write-down of marketable securities	934	4,371	11,079
Gains on sale of securities	(1,601)	(3,566)	(1,170)
Losses on derivative instruments	5,682	5,149	4,399

	$7,740	$5,748	$(126)

Note L—Leases:

1.
Charters-in:

        As of December 31, 2004, the Company had 19 chartered-in vessels, two (U.S. Flag Product Carriers) under capital leases and 17 (nine VLCCs, three Aframaxes, three Foreign Flag Dry Bulk Carriers and two U.S. Flag Dry Bulk Carriers) under operating leases. The future minimum commitments under charters-in are as follows:

In thousands at December 31, 2004	Capital	Operating
2005	$9,692	$63,691
2006	9,692	52,250
2007	9,692	42,848
2008	9,692	38,690
2009	9,692	30,595
Thereafter	16,985	30,461

Net minimum lease payments	65,445	258,535
Less amount representing interest	(17,999)	—

Present value of net minimum lease payments	$47,446	$258,535

        During 2004, the Company entered into the following charter-in arrangements in conjunction with other pool members covering ten vessels (seven VLCCs and three Aframaxes), which leases are, or will upon the vessel's delivery be, classified as operating leases:

  •
  a 40% participation interest in the five-year time charters of two newbuilding VLCCs, one of which will commence upon its delivery from a shipyard in mid 2005. These charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters;

  •
  a 50% participation interest in the three-year time charters of two VLCCs (one built in 1995 and the other in 1996). These charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters;

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

        The 25-year bareboat charter ins, which were classified as capital leases, on the Company's two U.S. Flag Dry Bulk Carriers (Overseas Marilyn and Overseas Harriette) expired in November 2003. Such charters were extended for three years for the Overseas Harriette and one year for the Overseas Marilyn. These charter extensions, which are classified as operating leases, provided for additional renewal options. In accordance therewith, the Company exercised a renewal option in 2004 extending the bareboat charter-in of the Overseas Marilyn for three additional years. Such charter now expires in November 2007.

        In November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005, for its four Bostonmax Product Carriers, which leases are classified as operating leases. The aggregate gain on the transaction of approximately $8,800,000 will be amortized over the term of each lease, ranging from 42 to 48 months. The lease agreements contain no renewal or purchase options.

        The total rental expense for charters accounted for as operating leases amounted to $66,799,000 in 2004, $21,550,000 in 2003 and $25,391,000 in 2002.

2.
Charters-out:

        The future minimum revenue expected to be received on noncancelable time charters and bareboat charters are as follows:

In thousands at December 31, 2004
2005	$94,773
2006	41,265
2007	21,411
2008	13,460
2009	13,817
Thereafter	802

Net minimum lease payments	$185,528

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

        In April 2004, the Company acquired two U.S. Flag Product Carriers, built in 1982 and 1983, for cash of $40,500,000. Both vessels were operating on bareboat charters when acquired, which extended to December 2009 and provide options for early termination and extension. In October 2004, the Company entered into an agreement with the charterer of one of such vessels to convert the bareboat charter to a time charter for the balance of the charter period. The agreement also provides for profit sharing with the charterer when rates earned on third party voyages exceed the base rate, as defined in the agreement. Because the agreement provides that profit sharing be determined annually each December 31, the Company's share, if any, of TCE revenues in excess of the base rate will not be recognized until December of each year.

        In November 2004, the Company entered into an agreement with the charterer of the Eclipse, the effect of which was to convert the bareboat charter to a time charter for the balance of the charter period with profit sharing between the Company and the charterer when rates earned on third-party voyages exceed a base rate. Because the initial settlement period for calculating profit sharing does not end until March 2005, the Company did not recognize any revenues above the base rate in 2004. The Company also agreed to pay $5,500,000 in early 2005 to acquire the charterer's option to purchase the vessel for $15,800,000 in June 2005, the end of the charter period. Such payment has been capitalized as a vessel addition.

3.
Office space:

        The future minimum commitments under lease obligations for office space are as follows:

In thousands at December 31, 2004
2005	$1,755
2006	3,990
2007	2,817
2008	2,594
2009	2,594
Thereafter	31,933

Net minimum lease payments	$45,683

        The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $1,569,000 in 2004, $2,023,000 in 2003 and $1,383,000 in 2002.

Note M—Pension and Other Postretirement Benefit Plans:

        The Company is the sponsor of a noncontributory defined benefit pension plan covering substantially all of its domestic shore-based employees hired prior to January 1, 2005. Retirement benefits are based primarily on years of service and compensation earned during the last years of employment. The Company's policy is to fund pension costs as accrued, but not in excess of amounts allowable under income tax regulations. The Company has an unfunded, nonqualified supplemental pension plan covering certain employees, that provides for additional benefits, primarily those benefits that would otherwise have been payable to such employees under the Company's pension plan in the absence of limitations imposed by income tax regulations.

        The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents. The health care plan is contributory, and the life insurance plan is noncontributory. In general, postretirement medical coverage is provided to employees hired prior to January 1, 2005 who retire and have met minimum age and service requirements under a formula related to total years of service. The Company anticipates that it will no longer provide prescription drug coverage to its retirees or their beneficiaries who are over age 65 after

2005. Generally, savings under the retiree medical plan will be shared equally by the Company and those employees and their beneficiaries currently over age 65 and will be shared in proportion to the current cost-sharing provisions for those employees and their beneficiaries not yet age 65. It is assumed that 32% of current Medicare premiums represents prescription drug costs. The resulting reduction in the accumulated benefit obligation as of December 31, 2004 was $1,201,000. This change was not reflected in the net periodic postretirement benefit cost for 2004. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the health care benefits at any time.

        Certain of the Company's foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company's consolidated financial position.

        Information with respect to the domestic plans, for which the Company uses a December 31 measurement date, follow:

	Pension benefits		Other benefits
	2004	2003	2004	2003
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$43,679	$37,989	$4,493	$3,830
Cost of benefits earned (service cost)	1,479	1,338	81	48
Interest cost on benefit obligation	2,015	3,029	294	237
Amendments	1,042	2,112	—	—
Actuarial losses	6,005	1,651	75	685
Benefits paid	(2,492)	(2,440)	(273)	(307)
Terminations, curtailments, settlements and other similar events	(14,544)	—	—	—

Benefit obligation at year end	37,184	43,679	4,670	4,493

Change in plan assets:
Fair value of plan assets at beginning of year	26,898	22,918	—	—
Actual return on plan assets	5,472	5,969	—	—
Benefits paid	(2,416)	(1,989)	—	—

Fair value of plan assets at year end	29,954	26,898	—	—

Funded status at December 31 (unfunded)	(7,230)	(16,781)	(4,670)	(4,493)
Unrecognized prior-service costs (benefit)	1,641	1,671	(951)	(1,105)
Unrecognized net actuarial loss	7,269	8,827	1,038	1,007
Unrecognized transition obligation	—	—	167	187
Additional minimum liability	(5,275)	(5,560)	—	—

Net liability recognized at year end	$(3,595)	$(11,843)	$(4,416)	$(4,404)

        The net liability recognized in the balance sheet consists of the following:

	Pension benefits		Other benefits
In thousands at December 31,
	2004	2003	2004	2003
Prepaid benefit costs	$7,162	$7,604	$—	$—
Accrued benefit costs	(6,760)	(15,178)	(4,416)	(4,404)
Intangible assets	1,278	1,291	—	—
Accumulated other comprehensive income/(loss)	(5,275)	(5,560)	—	—

Net liability recognized	$(3,595)	$(11,843)	$(4,416)	$(4,404)

        The accumulated benefit obligation for the Company's defined benefit pension plans covering domestic shore-based employees was $34,811,000 and $40,962,000 at December 31, 2004 and 2003, respectively.

        Information for domestic pension plans with accumulated benefit obligations in excess of plan assets, which, for the Company, is its nonqualified supplemental pension plan follows:

In thousands at December 31,	2004	2003
Projected benefit obligation	$11,831	$20,914
Accumulated benefit obligation	10,757	19,447
Fair value of plan assets	—	—
	Pension benefits			Other benefits
In thousands for the year ended December 31,
	2004	2003	2002	2004	2003	2002
Components of expense:
Cost of benefits earned	$1,479	$1,338	$1,803	$81	$48	$55
Interest cost on benefit obligation	2,015	3,029	2,715	294	237	276
Expected return on plan assets	(2,205)	(1,972)	(2,477)	—	—	—
Amortization of prior-service costs	1,072	1,127	456	(154)	(154)	(154)
Amortization of transition obligation	—	—	—	20	20	20
Recognized net actuarial loss	219	613	297	43	(1)	2

Net periodic benefit cost	2,580	4,135	2,794	284	150	199
(Gain)/loss on terminations, curtailments, settlements and other similar events	4,077	—	(1,090)	—	—	—

Net periodic benefit cost after terminations, curtailments, settlements and other similar events	$6,657	$4,135	$1,704	$284	$150	$199

        The change in the minimum pension liability for the Company's domestic plans included in other comprehensive income/(loss) amounted to decreases of $178,000 in 2004, $190,000 in 2003 and $859,000 in 2002.

        The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits		Other benefits
At December 31,	2004	2003	2004	2003
Discount rate	6.2%	6.7%	6.2%	6.7%
Rate of future compensation increases	3.9%	3.9%	—	—

        The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,
	2004	2003	2002	2004	2003	2002
Discount rate	6.7%	7.4%	7.8%	6.7%	7.4%	7.8%
Expected long-term return on plan assets	8.75%	8.75%	9.00%	—	—	—
Rate of future compensation increases	3.9%	3.9%	4.4%	—	—	—

        The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 12% for 2005, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
	(In thousands)
Effect on total of service and interest cost components in 2004	$32	$(28)
Effect on postretirement benefit obligation as of December 31, 2004	$304	$(266)

        Expected benefit payments, which reflect expected future service as appropriate, are as follows:

	Pension benefits	Other benefits*
	(In thousands)
2005	$5,300	$284
2006	2,300	295
2007	1,600	303
2008	3,000	312
2009	1,600	317
Years 2010–2014	22,100	1,675

	$35,900	$3,186

*
After recognition of the removal of prescription drug coverage.

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

        The Company's pension plan weighted-average asset allocations at December 31, 2004 and 2003 by asset category, follow:

	2004	2003
Asset category:
Equity securities	83%	78%
Debt securities	16%	17%
Cash and cash equivalents	1%	5%

	100%	100%

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

        There was no required contribution to the Company's defined benefit pension plan for the 2004 plan year. Further, the Company believes that there will be no required contribution for the 2005 plan year, although it expects that it could make a deductible contribution of an amount not in excess of $3,500,000 for the 2005 plan year.

        The Company also has a 401(k) employee savings plan covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Employer matching contributions to the plan are at the discretion of the Company.

        Certain subsidiaries make contributions to union-sponsored multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 2004. Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2004.

Note N—Other Income/(Expense):

        Other income/(expense) consists of:

In thousands for the year ended December 31,	2004	2003	2002
Investment income:
Interest	$9,686	$5,134	$6,613
Dividends	928	824	2,402
Realized gain on sale of securities (based on first-in, first-out method), net of unrealized loss on other investments	7,204	10,439	3,643
Write-down of marketable securities—See Note E	—	(4,756)	(42,055)
Foreign currency exchange gain	—	—	5,324

	17,818	11,641	(24,073)
Gain/(loss) on disposal of vessels—net	29,222	(6,809)	(861)
Gain/(loss) on derivative transactions	(340)	—	325
Miscellaneous—net	(919)	373	143

	$45,781	$5,205	$(24,466)

        Gains on sale of securities are net of losses of $2,674,000 (2004), $1,895,000 (2003) and $14,869,000 (2002).

        During the three years ended December 31, 2004, the Company sold three vessels in 2004 (two VLCCs and one U.S. Flag Crude Tanker), five vessels in 2003 (one VLCC, the gain on which was deferred, two Foreign Flag Product Carriers and two Foreign Flag Bulk Carriers) and three vessels in 2002 (two Aframaxes and one U.S. Flag Bulk Carrier).

        In October 2004, the Company entered into a contract to sell the Diane, a Foreign Flag Product Carrier, for delivery to the buyers in early-January 2005 for a gain of approximately $5,400,000. Such gain will be recognized in the first quarter of 2005. This vessel was classified as held for sale in the consolidated balance sheet as of December 31, 2004.

Note O—Agreements with Executive Officers:

        The Company entered into an agreement dated June 23, 2003 in connection with the retirement, effective December 31, 2003, of the Company's former chief executive officer. The agreement provided, among other matters, for a payment of $1,200,000 to be made to the former chief executive officer in January 2004. Accordingly, the Company recognized this $1,200,000 expense in 2003. The agreement also provided for the payment of the former chief executive officer's unfunded, nonqualified pension plan obligation in January 2004, at which time the Company recognized, as a charge to earnings, a settlement loss of $4,077,000 in accordance with the provisions of Statement of Financial Accounting Standards No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("FAS 88").

        OSG has severance protection agreements with four executive officers, which provide that if the named executive is terminated (other than for "cause," as defined, or becoming "disabled") in or prior to July 2005, such executive will continue to receive base salary and other benefits for a period of two years after the date of such termination. The Company entered into an agreement dated January 31, 2005 with one of its senior officers in connection with his retirement, effective January 31, 2005. The agreement provides, among other matters, for payments aggregating approximately $1,150,000 to be made to such senior officer in accordance with his severance protection agreement. Accordingly, the Company will recognize this expense in the first quarter of 2005. The severance protection agreement also provides for the payment of the senior officer's unfunded, nonqualified pension plan obligation in the first quarter of 2005. At the time such payment of approximately $3,098,000 is made, the Company will recognize, as a charge to earnings, a settlement loss of approximately $1,331,000 in accordance with the provisions of FAS 88.

Note P—Legal Matters:

        On September 11, 2003, the Department of Transport of the Government of Canada commenced an action against the Company's Foreign Flag Product Carrier, the Uranus, charging the vessel with violations of regulations under the Canada Shipping Act with respect to alleged discrepancies in the vessel's oil record book during the period between December 2002 and March 2003. On January 22, 2004, the Department of Transport withdrew all pending charges related to the alleged discrepancies.

        On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Uranus and the Company's handling of waste oils. The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company's fleet. Several witnesses have appeared before the grand jury. The Company has been cooperating with the investigation and in the fall of 2004 commenced negotiations with the U.S. Department of Justice to resolve the investigation. Such a resolution may involve an acknowledgment by the Company of its responsibility for alleged past record keeping violations of environmental regulations governing the handling of waste oils by some sea staff aboard the Uranus. In the fourth quarter of 2004, the Company made a provision (in the amount of $6.0 million) for anticipated fines, environmental compliance costs, contributions to environmental protection programs and other costs associated with a possible settlement of the investigation. Negotiations with the U.S. Department of Justice are continuing and while management of the Company believes that the total fines and the above referenced costs associated with a settlement of the investigation may range from $6.0 million to $10.0 million, there can be no assurance that a satisfactory settlement can be achieved or that the provision or the estimated range will be sufficient to cover such fines and costs.

        The Company has incurred costs of approximately $1,759,000 in 2004 and $862,000 in 2003 in connection with the above U.S. investigation and Canadian proceeding. Such costs have been included in general and administrative expenses in the 2004 and 2003 consolidated statement of operations. In the opinion of management any liability as a result of the U.S. investigation will likely not be material to the Company's business or financial condition.

Note Q—Acquisition of Stelmar Shipping Ltd.:

        On December 13, 2004 OSG announced the signing of a definitive merger agreement to acquire Stelmar Shipping Ltd. ("Stelmar"), a leading international provider of petroleum product and crude oil transportation services with one of the world's largest and most modern Handysize and Panamax tanker fleets. The transaction closed on January 20, 2005. Accordingly, the operating results of the Stelmar fleet will be reflected in the Company's consolidated financial statements commencing January 21, 2005. Under the terms of the merger agreement, holders of Stelmar's common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million. Taking into account the assumption of Stelmar's outstanding debt, the total purchase price was approximately $1.35 billion. The Company funded the acquisition and the refinancing of Stelmar's debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004. Stelmar's 40 vessel fleet consists of 24 Handysize, 13 Panamax and three Aframax tankers, including two chartered-in Aframax and nine chartered-in Handysize vessels. One hundred percent of the fully owned fleet is double hull. In addition, five of the chartered-in vessels are double hull and the balance are double sided. Stelmar, through its maintenance of a modern fleet and commitment to safety, has earned an excellent reputation for providing high-quality transportation services to major oil companies, oil traders and state-owned oil companies.

        In January 2005, the Company concluded two new debt agreements aggregating $675,000,000. The proceeds from these borrowings were used in funding the acquisition of Stelmar and the refinancing of its debt. One of the agreements is a $500,000,000 seven-year unsecured revolving credit agreement. Borrowings under this facility bear interest at a rate based on LIBOR and the terms, conditions and financial covenants contained therein are comparable to those contained in the Company's existing long-term facilities. The other agreement is a $175,000,000 term loan secured by five of Stelmar's Handysize Product Carriers. The secured loan has a term of twelve years (with an average life of 8 years) and bears interest at a rate based on LIBOR.

Note R—Supplemental Schedule of Noncash Investing Activities:

        In 2004, the Company exchanged its interest in three joint ventures for its partner's interest in three other joint ventures. In conjunction with the exchange, the Company paid cash of $2,292,000 to its partner as follows:

Fair value of assets received	$199,906,000
Cost of investments in joint ventures	(197,614,000)

Cash paid	$2,292,000

        In 2003, the Company restructured its relative ownership interests in five joint ventures. In conjunction with the exchange, the Company paid cash of $10,362,000 to its partners, as follows:

Fair value of assets received	$23,070,000
Cost of investments in joint ventures	(12,708,000)

Cash paid	$10,362,000

        In 2003, the Company acquired its partner's interest in one joint venture through the joint venture's redemption of our partner's shares in exchange for one of the venture's two vessel owning subsidiaries as follows:

Fair value of assets received	$66,321,000
Cost of investments in joint ventures	(66,321,000)

Note S—2004 and 2003 Quarterly Results of Operations (Unaudited):

Results of Operations for Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share amounts)
2004
Shipping revenues	$194,131	$164,221	$171,953	$280,530
Income from vessel operations	117,868	83,078	91,711	171,123
Gain on disposal of vessels—net	2,863	29	12,584	13,746
Net income	$76,188	$45,404	$68,521	$211,123	*

Basic net income per share	$1.99	$1.15	$1.74	$5.36
Diluted net income per share	$1.98	$1.15	$1.74	$5.35

2003
Shipping revenues	$126,885	$126,249	$90,079	$110,907
Income from vessel operations	62,067	62,614	26,012	40,414
Loss on disposal of vessels—net	(902)	44	14	(5,965)
Net income	$44,235	$41,840	$14,036	$21,198

Basic net income per share	$1.28	$1.21	$0.40	$0.61
Diluted net income per share	$1.28	$1.20	$0.40	$0.60

*
Reflects a $77,423 reduction in deferred tax liabilities recorded on enactment of the Jobs Creation Act.

Note T—Subsequent Events:

        In February 2005, the Company entered into an agreement to sell its remaining Panamax Product carrier, the Mary Ann. The sale is expected to be completed by the end of the first quarter of 2005, at which time a gain of approximately $6,900,000 will be recognized.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Overseas Shipholding Group, Inc.

        We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note B to the consolidated financial statements, on July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OSG's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005, expressed an unqualified opinion thereon.

New York, New York
February 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROLS

To the Shareholders
Overseas Shipholding Group, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that Overseas Shipholding Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overseas Shipholding Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Overseas Shipholding Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Overseas Shipholding Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2004, and our report dated February 22, 2005 expressed an unqualified opinion.

New York, New York
February 22, 2005

MANAGEMENT'S REPORT ON INTERNAL CONTROLS
OVER FINANCIAL REPORTING

To the Shareholders
Overseas Shipholding Group, Inc.

        In accordance with the Public Company Accounting Oversight Board's Standard No. 2, the Management of Overseas Shipholding Group, Inc. and its subsidiaries (the "Company") is responsible for the establishment and maintenance of adequate internal controls over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Management has performed an assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2004 based on the provisions of Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal controls over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control—Integrated Framework issued by COSO.

        Ernst & Young LLP, the Company's independent registered public accounting firm, who audited the financial statements included in the Annual Report, has audited and reported on management's assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2004 as stated in their report which appears elsewhere in this Annual Report.

        Date: February 22, 2005

OVERSEAS SHIPHOLDING GROUP, INC.
By	/s/ MORTEN ARNTZEN Morten Arntzen President, Chief Executive Officer
By	/s/ MYLES R. ITKIN Myles R. Itkin Senior Vice President, Chief Financial Officer and Treasurer

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

  As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures were effective as of December 31, 2004 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

(b)
Management's report on internal controls over financial reporting.

  Management's report on internal controls over financial reporting, which appears on page 92 of this Annual Report, is incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION

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

ITEM 11.    EXECUTIVE COMPENSATION

        See Item 14 below.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table provides information as of December 31, 2004 with respect to the Company's equity (stock) compensation plans, all of which have been approved by the Company's shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	193,581	$29.84	2,849,447*

*
Consists of 2,752,360 shares eligible to be granted under the Company's 2004 stock incentive plan and 97,087 shares eligible to be purchased pursuant to the Company's 2000 Employee Stock Purchase Plan.

        See also Item 14 below.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See Item 14 below.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2004 and 2003.
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm on Internal Controls.
(a)(2)	Schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(c):
3(i)	Certificate of Incorporation of the registrant, as amended to date (filed as Exhibit 3(i) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
3(ii)	By-Laws of the registrant, as amended to date (filed as Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
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
4(b)(1)
Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed as Exhibit 4(b)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(b)(2)
Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(b)(2) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(b)(3)
Form of 8 3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(b)(3) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
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
4(e)(1)
Indenture dated as of March 7, 2003 between the registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the registrant from time to time (filed as Exhibit 4(e)(1) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to "Wilmington Trust Company", "March 7, 2003" and any specific day, month and/or year and substituting therefore blank spaces.
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

4(e)(4)	Form of Debt Security of the registrant (filed as Exhibit 4.4 to the registrant's Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).
4(e)(5)
Credit Agreement dated as of January 14, 2005, among the registrant, OSG Bulk Ships, Inc. and OSG International, Inc., as joint and several borrowers, the banks and financial institutions identified on Schedule I thereto, as lenders, and DnB NOR BANK ASA, as administrative agent (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 14, 2005).

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
10(i)(e)
Agreement and Plan of Merger dated as of December 13, 2004 among the registrant, one subsidiary of the registrant and Stelmar Shipping Ltd. (filed as Exhibit 99 to the registrant's Current Report on Form 8-K dated December 13, 2004).
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
*10(iii)(c)	Agreement with an executive officer (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

*10(iii)(d)	Agreement with an executive officer (filed as Exhibit 10(d)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(e)
Form of Amendment to the agreements listed as Exhibits 10(iii)(c) and 10(iii)(d) hereto (filed as Exhibit 10(d)(5) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(f)	Agreement with an executive officer (filed as Exhibit 10(d)(6) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(g)
Agreement dated June 23, 2003 between the registrant and an executive officer (filed as Exhibit 10(iii) to Amendment No. 1 to the Registration Statement on Form S-4 filed July 18, 2003 and incorporated herein by reference).
*10(iii)(h)
1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).
*10(iii)(i)
Amendment to the 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
*10(iii)(j)	1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(k)
Form of Amendment to the agreements listed as Exhibits 10(iii)(c), 10(iii)(d) and 10(iii)(f) hereto (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
*10(iii)(l)
Form of Amendment to the agreements listed as Exhibits 10(iii)(c), 10(iii)(d) and 10(iii)(f) (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
*10(iii)(m)
Amendment Number 1 effective as of January 1, 2003 to the Basic Supplemental Executive Retirement Plan of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(r) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).
*10(iii)(n)
Amendment Number 1 effective as of January 1, 2003 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(s) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).
*10(iii)(o)	Agreement dated December 12, 2003 with an executive officer.
*10(iii)(p)	Agreement dated December 12, 2003 with an executive officer.
*10(iii)(q)	Agreement dated December 12, 2003 with an executive officer.
*10(iii)(r)	Agreement dated December 12, 2003 with an executive officer.
*10(iii)(s)	Agreement dated January 19, 2004 with an executive officer.
*10(iii)(t)
Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

*10(iii)(u)	2004 Stock Incentive Plan of the registrant (filed as Appendix A to the registrant's Proxy Statement filed with the SEC on April 28, 2004 and incorporated herein by reference).
*10(iii)(v)
Amendment No. 1 to the 1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
*10(iii)(w)**	Amendment Number 2 effective as of January 1, 2005 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002.
*10(iii)(x)**	Amendment Number 3 effective as of January 1, 2005 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2005.
*10(iii)(y)
Amendment dated January 31, 2005 to agreement listed as Exhibit 10(iii)(o) between the registrant and an executive officer (filed as Exhibit 10.1 to the registrant's Current Report of Form 8-K dated January 31, 2005).
*10(iii)(z)	Consulting Agreement dated January 31, 2005 between the registrant and an executive officer (filed as Exhibit 10.2 to the registrant's Current Report of Form 8-K dated January 31, 2005).
**12	Computation of Ratio of Earnings to Fixed Charges.
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Registered Public Accounting Firm of the registrant.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 24, 2005
OVERSEAS SHIPHOLDING GROUP, INC.
	By	/s/ MYLES R. ITKIN Myles R. Itkin Senior Vice President, Chief Financial Officer and Treasurer

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

Name	Date
/s/ MORTEN ARNTZEN Morten Arntzen, Principal Executive Officer and Director	February 24, 2005
/s/ MYLES R. ITKIN Myles R. Itkin, Principal Financial Officer and Principal Accounting Officer	February 24, 2005
/s/ G. ALLEN ANDREAS, III G. Allen Andreas, Director	February 24, 2005
/s/ ALAN R. BATKIN Alan R. Batkin, Director	February 24, 2005
/s/ THOMAS B. COLEMAN Thomas B. Coleman, Director	February 24, 2005
/s/ CHARLES FRIBOURG Charles Fribourg, Director	February 24, 2005

/s/ STANLEY KOMAROFF Stanley Komaroff, Director	February 24, 2005
/s/ SOLOMON N. MERKIN Solomon N. Merkin, Director	February 24, 2005
/s/ JOEL I. PICKET Joel I. Picket, Director	February 24, 2005
/s/ ARIEL RECANATI Ariel Recanati, Director	February 24, 2005
/s/ OUDI RECANATI Oudi Recanati, Director	February 24, 2005
/s/ MICHAEL J. ZIMMERMAN Michael J. Zimmerman, Director	February 24, 2005

Exhibit Index

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2004 and 2003.
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm on Internal Controls.
(a)(2)	Schedules of the Company have been omitted since they are not applicable or are not required.
(a)(3)	The following exhibits are included in response to Item 15(c):
3(i)	Certificate of Incorporation of the registrant, as amended to date (filed as Exhibit 3(i) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
3(ii)	By-Laws of the registrant, as amended to date (filed as Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
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
4(b)(1)
Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed as Exhibit 4(b)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(b)(2)
Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(b)(2) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(b)(3)
Form of 8 3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(b)(3) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
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
4(e)(1)
Indenture dated as of March 7, 2003 between the registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the registrant from time to time (filed as Exhibit 4(e)(1) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to "Wilmington Trust Company", "March 7, 2003" and any specific day, month and/or year and substituting therefore blank spaces.
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
4(e)(4)	Form of Debt Security of the registrant (filed as Exhibit 4.4 to the registrant's Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).
4(e)(5)
Credit Agreement dated as of January 14, 2005, among the registrant, OSG Bulk Ships, Inc. and OSG International, Inc., as joint and several borrowers, the banks and financial institutions identified on Schedule I thereto, as lenders, and DnB NOR BANK ASA, as administrative agent (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 14, 2005).

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
10(i)(e)
Agreement and Plan of Merger dated as of December 13, 2004 among the registrant, one subsidiary of the registrant and Stelmar Shipping Ltd. (filed as Exhibit 99 to the registrant's Current Report on Form 8-K dated December 13, 2004).
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
*10(iii)(c)	Agreement with an executive officer (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).
*10(iii)(d)	Agreement with an executive officer (filed as Exhibit 10(d)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(e)
Form of Amendment to the agreements listed as Exhibits 10(iii)(c) and 10(iii)(d) hereto (filed as Exhibit 10(d)(5) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(f)	Agreement with an executive officer (filed as Exhibit 10(d)(6) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(g)
Agreement dated June 23, 2003 between the registrant and an executive officer (filed as Exhibit 10(iii) to Amendment No. 1 to the Registration Statement on Form S-4 filed July 18, 2003 and incorporated herein by reference).
*10(iii)(h)
1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).
*10(iii)(i)
Amendment to the 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
*10(iii)(j)	1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(k)
Form of Amendment to the agreements listed as Exhibits 10(iii)(c), 10(iii)(d) and 10(iii)(f) hereto (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

*10(iii)(l)
Form of Amendment to the agreements listed as Exhibits 10(iii)(c), 10(iii)(d) and 10(iii)(f) (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
*10(iii)(m)
Amendment Number 1 effective as of January 1, 2003 to the Basic Supplemental Executive Retirement Plan of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(r) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).
*10(iii)(n)
Amendment Number 1 effective as of January 1, 2003 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(s) to the registrant's Annual Report on Form 10-K for 2002 and incorporated herein by reference).
*10(iii)(o)	Agreement dated December 12, 2003 with an executive officer.
*10(iii)(p)	Agreement dated December 12, 2003 with an executive officer.
*10(iii)(q)	Agreement dated December 12, 2003 with an executive officer.
*10(iii)(r)	Agreement dated December 12, 2003 with an executive officer.
*10(iii)(s)	Agreement dated January 19, 2004 with an executive officer.
*10(iii)(t)
Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
*10(iii)(u)	2004 Stock Incentive Plan of the registrant (filed as Appendix A to the registrant's Proxy Statement filed with the SEC on April 28, 2004 and incorporated herein by reference).
*10(iii)(v)
Amendment No. 1 to the 1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
*10(iii)(w)**	Amendment Number 2 effective as of January 1, 2005 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002.
*10(iii)(x)**	Amendment Number 3 effective as of January 1, 2005 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2005.
*10(iii)(y)
Amendment dated January 31, 2005 to agreement listed as Exhibit 10(iii)(o) between the registrant and an executive officer (filed as Exhibit 10.1 to the registrant's Current Report of Form 8-K dated January 31, 2005).
*10(iii)(z)	Consulting Agreement dated January 31, 2005 between the registrant and an executive officer (filed as Exhibit 10.2 to the registrant's Current Report of Form 8-K dated January 31, 2005).
**12	Computation of Ratio of Earnings to Fixed Charges.
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Registered Public Accounting Firm of the registrant.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)
The Exhibits which have not previously been filed or listed or are being refiled are marked with two asterisks (**).

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS
Consolidated Balance Sheets Overseas Shipholding Group, Inc. and Subsidiaries
Consolidated Statements of Operations Overseas Shipholding Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows Overseas Shipholding Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity Overseas Shipholding Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements Overseas Shipholding Group, Inc. and Subsidiaries
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS
MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit Index