Form 10-Q
period 2005-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2005-05-06
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

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
YES  ☒  NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares outstanding as of May 3, 2005 –  39,444,813

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	MARCH 31, 2005	DECEMBER 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$146,118	$479,181
Voyage receivables	108,060	144,237
Other receivables	26,977	12,815
Inventories and prepaid expenses	18,734	9,384
Total Current Assets	299,889	645,617

Capital Construction Fund	275,138	268,414
Vessels, at cost, less accumulated depreciation of $434,732 and $473,162	2,605,437	1,422,239
Vessels under Capital Leases, less accumulated amortization of $55,134 and $53,940	31,467	24,382
Vessel Held for Sale	—	9,744
Investments in Joint Ventures	218,975	227,701
Other Assets	83,019	82,701
Total Assets	$3,513,925	$2,680,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and sundry liabilities and accrued expenses	$86,141	$80,047
Federal income taxes	181	90,943
Short-term debt and current installments of long-term debt	36,357	25,024
Current obligations under capital leases	6,496	4,729
Total Current Liabilities	129,175	200,743

Long-term Debt	1,595,802	863,466
Obligations under Capital Leases	47,680	42,717
Deferred Federal Income Taxes ($108,069 and $105,424), Deferred Credits and Other Liabilities	149,406	147,500

Shareholders’ Equity	1,591,862	1,426,372
Total Liabilities and Shareholders’ Equity	$3,513,925	$2,680,798

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Shipping Revenues:
Time and bareboat charter revenues, including vessels operating in certain pools, $4,679 and $5,766 received from a 37.5% owned joint venture and $13,959 in 2005 received from a 50% owned joint venture	$257,865	$174,106
Voyage charter revenues	17,542	20,025
	275,407	194,131
Voyage expenses	(8,220)	(5,149)
Time Charter Equivalent Revenues	267,187	188,982
Ship Operating Expenses:
Vessel expenses	43,800	24,863
Time and bareboat charter hire expenses	25,801	8,247
Depreciation and amortization	36,359	24,210
General and administrative	16,021	13,794
Total Ship Operating Expenses	121,981	71,114
Income from Vessel Operations	145,206	117,868
Equity in Income of Joint Ventures	17,673	3,980
Operating Income	162,879	121,848
Other Income	24,125	10,355
	187,004	132,203
Interest Expense	22,831	17,515
Income before Federal Income Taxes	164,173	114,688
Provision/(Credit) for Federal Income Taxes	(746)	38,500
Net Income	$164,919	$76,188

Weighted Average Number of Common Shares Outstanding:
Basic	39,435,079	38,359,890
Diluted	39,499,100	38,440,020

Per Share Amounts:
Basic net income	$4.18	$1.99
Diluted net income	$4.18	$1.98
Cash dividends declared	$0.175	$0.175

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004

Net cash provided by operating activities	$93,926	$79,791

Cash Flows from Investing Activities:
Expenditures for vessels, including $9,211 in 2004 related to vessels under construction	(542)	(9,397)
Proceeds from disposal of vessels	77,159	5,886
Acquisition of interests in joint ventures that own VLCCs	—	(2,292)
Acquisition of Stelmar Shipping Ltd., net of cash acquired of $107,911	(742,433)	—
Investments in and advances to joint ventures	(1,034)	(34,447)
Distributions from joint ventures	15,050	—
Other – net	6,678	3,455
Net cash (used in) investing activities	(645,122)	(36,795)

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	—	115,503
Issuance of long-term debt, net of issuance costs	752,250	146,704
Payments on debt and obligations under capital leases	(526,886)	(14,226)
Cash dividends paid	(6,902)	(6,869)
Issuance of common stock upon exercise of stock options	166	1,997
Other – net	(495)	(65)
Net cash provided by financing activities	218,133	243,044

Net (decrease)/increase in cash and cash equivalents	(333,063)	286,040
Cash and cash equivalents at beginning of period	479,181	74,003
Cash and cash equivalents at end of period	$146,118	$360,043

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

				Unearned			Accumulated
		Paid-in		Compensation			Other
	Common	Additional	Retained	Restricted	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Stock	Shares	Amount	Income/(Loss)**	Total
Balance at January 1, 2005	$40,791	$199,054	$1,203,528	$(1,360)	1,391,280	$(17,579)	$1,938	$1,426,372
Reclassification upon adoption of FAS 123(R)		(1,360)		1,360				—
Net Income			164,919					164,919
Net Unrealized Holding Gains on Available-For-Sale Securities							2,333	2,333
Effect of Derivative Instruments							4,592	4,592
Comprehensive Income								171,844
Cash Dividends Declared			(6,902)					(6,902)
Deferred Compensation Related to Options Granted		158						158
Issuance of Restricted Stock Awards		(436)			(41,746)	436		—
Amortization of Restricted Stock Award		203						203
Options Exercised and Employee Stock Purchase Plan		121			(3,588)	45		166
Tax Benefit Related to Options Exercised		21						21
Balance at March 31, 2005	$40,791	$197,761	$1,361,545	$—	1,345,946	$(17,098)	$8,863	$1,591,862

Balance at January 1, 2004	$39,591	$108,549	$829,824	$—	3,685,326	$(48,454)	$(12,435)	$917,075
Net Income			76,188					76,188
Net Unrealized Holding Gains on Available-For-Sale Securities							1,634	1,634
Effect of Derivative Instruments							(2,276)	(2,276)
Comprehensive Income								75,546
Cash Dividends Declared			(6,869)					(6,869)
Issuance of Common Stock	1,200	87,289			(2,000,000)	27,014		115,503
Issuance of Restricted Stock Award		1,148		(1,785)	(50,000)	637		—
Amortization of Restricted Stock Award				89				89
Options Exercised and Employee Stock Purchase Plan		183			(133,485)	1,814		1,997
Tax Benefit Related to Options Exercised		610						610
Balance at March 31, 2004	$40,791	$197,779	$899,143	$(1,696)	1,501,841	$(18,989)	$(13,077)	$1,103,951

*                      Par value $1 per share; 60,000,000 shares authorized; and 40,790,759 shares issued at March 31, 2005 and December 31, 2004, respectively.

**               Amounts are net of tax.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note B — Change in Accounting Principle:

At March 31, 2005, the Company had three stock-based compensation plans under which options have been granted.  These plans are more fully described in Note J to the Company’s 2004 Annual Report on Form 10-K.

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“FAS 123R”), “Share-Based Payment,” amending Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requiring that all share-based payments to employees be recognized in the financial statements.  Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure is no longer an alternative to financial statement recognition.  This statement becomes effective in the first interim or annual period beginning after December 15, 2005.

Prior to January 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations, as permitted by FAS 123.  No stock-based employee compensation cost was recognized in the condensed consolidated statement of operations for the three months ended March 31, 2004, because options granted under those plans had an exercise price equal to the market value of the stock on the date of grant.  Effective January 1, 2005, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified-prospective transition method.  Under that transition method, compensation cost recognized in the three months ended March 31, 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).  Results for prior periods have not been restated.

As a result of adopting FAS 123(R) on January 1, 2005, the Company’s income before federal income taxes and net income for the three months ended March 31, 2005, are $202,000 and $131,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25.  Basic and diluted net income per share for the three months ended March 31, 2005 would have been $4.19 and $4.18, respectively, if the Company had not adopted FAS 123(R), compared with reported basic and diluted net income per share of $4.18 and $4.18, respectively.

The following table presents the effects on net income and net income per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation for the three months ended March 31, 2004 (in thousands, except per share amounts):

Net income, as reported	$76,188
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(68)
Pro forma net income	$76,120
Per share amounts:
Basic – as reported	$1.99
Basic – pro forma	$1.98

Diluted – as reported	$1.98
Diluted – pro forma	$1.98

Note C — Acquisition of Stelmar Shipping Ltd.:

On January 20, 2005, the Company acquired 100% of the issued and outstanding common stock of Stelmar Shipping Ltd. (“Stelmar”), a leading international provider of petroleum product and crude oil transportation services with one of the world’s largest and most modern Handysize and Panamax tanker fleets. Accordingly, the operating results of the Stelmar fleet have been included in the Company’s condensed consolidated financial statements commencing January 21, 2005. Under the terms of the merger agreement, holders of Stelmar’s common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million.  Taking into account the assumption of Stelmar’s outstanding debt, the total purchase price was approximately $1.35 billion.  The Company funded the acquisition and the refinancing of Stelmar’s debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004.

The following table summarizes the fair value of the assets acquired and liabilities assumed by the Company at the date of the Stelmar acquisition (in thousands):

Assets:
Current assets	$150,736
Vessels	1,257,573
Vessels under capital leases	8,280
Other assets	10,928
Total assets acquired	1,427,517

Liabilities:
Current liabilities, including current installments of long-term debt	102,907
Long-term debt	467,604
Obligations under capital lease	6,662
Total liabilities assumed	577,173
Net assets acquired (cash consideration)	$850,344

The Company’s purchase price allocation is subject to change, and is expected to be finalized by December 31, 2005.

The following unaudited pro forma consolidated financial information reflects the results of operations for the three months ended March 31, 2005 and 2004, as if the acquisition of Stelmar had occurred on January 1, 2004 and after giving effect to purchase accounting adjustments (in thousands, except per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Pro forma time charter equivalent revenues	$285,262	$236,582
Pro forma net income	172,169	85,298
Pro forma per share amounts:
Basic net income	$4.37	$2.22
Diluted net income	$4.36	$2.22

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2004.  In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

Note D — Business and Segment Reporting:

The Company has three reportable segments: Foreign Flag Crude Tankers and Handysize Product Carriers which participate in the international market, and U.S. Flag vessels. Following the acquisition of Stelmar in the first quarter of 2005, the Company revised its reportable segments. Segment information as of March 31, 2004 and for the three months then ended have been reclassified to conform to the 2005 presentation. Segment results are evaluated based on income from vessel operations before general and administrative expenses. The Company uses time charter equivalent revenues to analyze fluctuations in revenues between periods and to make decisions regarding the deployment and use of its vessels.  The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for the three months ended March 31, 2005 and 2004 follows:

	Foreign Flag
In thousands	Crude Tankers	Product Carriers	Other	U.S. Flag	Totals
Three months ended March 31, 2005:
Shipping revenues	$208,576	$39,676	$5,406	$21,749	$275,407
Time charter equivalent revenues	205,191	35,962	6,284	19,750	267,187
Depreciation and amortization	24,145	6,239	864	5,111	36,359
Income from vessel operations	142,327	14,631	(2,416)	6,685	161,227	*
Equity in income of joint ventures	16,369	—	(83)	1,387	17,673
Gain on disposal of vessels	12,902	—	—	—	12,902
Investments in joint ventures at March 31, 2005	126,183	—	91,602	1,190	218,975
Total assets at March 31, 2005	2,193,747	640,100	91,969	105,426	3,031,242
Three months ended March 31, 2004:
Shipping revenues	155,297	8,126	8,943	21,765	194,131
Time charter equivalent revenues	154,147	6,789	8,761	19,285	188,982
Depreciation and amortization	18,810	1,191	499	3,710	24,210
Income from vessel operations	114,676	3,462	4,642	8,882	131,662	*
Equity in income of joint ventures	2,664	—	—	1,316	3,980
Gain on disposal of vessels	(8)	—	(32)	2,903	2,863
Investments in joint ventures at March 31, 2004	13,321	—	—	1,251	14,572
Total assets at March 31, 2004	1,543,139	44,085	1,428	77,140	1,665,792

*                 Segment totals for income from vessel operations are before general and administrative expenses.

For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

For the three months ended March 31, 2004, the Foreign Flag Crude Tankers segment now includes two Panamaxes. The joint venture that is constructing four LNG Carriers is included in the Other Foreign Flag segment.

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

	IN THOUSANDS AS OF
	MARCH 31, 2005	MARCH 31, 2004
Total assets of all segments	$3,031,242	$1,665,792
Corporate cash and securities, including Capital Construction Fund	421,256	614,537
Other unallocated amounts	61,427	57,401
Consolidated total assets	$3,513,925	$2,337,730

Note E — Joint Ventures and Certain Pooling Arrangements:

Stelcape Limited

Stelcape Limited (“Stelcape”), in which the Company has a 50% interest, was formed in April 2004 to commercially manage the Panamax fleets of the two partners.  As of March 31, 2005, Stelcape managed a fleet of 13 modern Panamaxes.  Nine of the Company’s Panamaxes, including four that are on time charter to the partner, participate in Stelcape.

Joint Ventures

As of March 31, 2005, the Company is a partner in joint ventures that own six Foreign Flag vessels (four V Pluses, one VLCC and one Aframax), and one joint venture that has four LNG Carriers under construction.

In March 2005, the joint venture that owned the Aframax, Compass I, entered into a contract to sell its vessel. The vessel was delivered to the buyer in April 2005, at which time a gain of approximately $11,200,000 (of which the Company’s share is $5,600,000) was recognized.

In February 2004, the Company completed a transaction with its partner covering six joint-venture companies, each of which owned a VLCC.  This transaction provided for an exchange of joint-venture interests and cash of approximately $2,300,000 paid by the Company and resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe, and the joint venture partner owning 100% of the Edinburgh, Ariake and Hakata.  The results of the Dundee, Sakura I and Tanabe are included in the Foreign Flag Crude Tankers segment from the effective date of transaction.  In connection with the above transaction, the Company advanced $34,447,000, representing its share of the amounts required to repay the combined bank debt of such joint ventures.

In April 2004, the Company formed a joint venture with a Tankers pool partner to acquire four 442,000 dwt V Pluses, three built in 2002 and one built in 2003.  OSG has a 49.9% interest in this joint venture.  The joint venture took delivery of the four V Pluses in July 2004. The total purchase price for these vessels of $448,000,000 was financed by the joint venture through a long-term bank loan of $290,000,000 and subordinated partner loans and capital contributions. In connection with the bank financing, the partners severally issued guaranties on a pro rata basis aggregating $190,000,000.  The amount of such guaranties will decrease as the outstanding balance of the bank loan is reduced below $190,000,000.  As of March 31, 2005, the outstanding balance of subordinated partner loans advanced by the Company was $69,788,000.

In November 2004, the Company formed a joint venture whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,000,000 will be financed by the joint venture through long-term bank financing and partner contributions.  OSG has advanced $90,635,000 to such joint venture as of March 31, 2005, representing its share of working capital and the first installment under the construction contracts.  The aggregate unpaid costs of $726,500,000 will be funded through bank financing that will be nonrecourse to the partners.

A condensed summary of the results of operations of the joint ventures follows:

	IN THOUSANDS FOR THE THREE MONTHS ENDED MARCH 31,
	2005	2004
Time charter equivalent revenues	$85,623	$51,473
Ship operating expenses	45,444	40,245
Income from vessel operations	40,179	11,228
Other income	185	—
Interest expense*	(4,107)	(574)
Net income	$36,257	$10,654

*           Includes interest on subordinated loans payable to the joint venture partners of $1,732 (three months ended March 31, 2005) and $55 (three months ended March 31, 2004).  The Company’s share of such interest is eliminated in recording the results of the joint ventures by the equity method.

As of March 31, 2005, the joint ventures in which the Company participates had total bank debt of $255,266,000 and subordinated loans payable to all joint venture partners of $139,804,000.  The Company’s percentage interests in these joint ventures ranged from 30% to 50%.  The Company’s guaranties in connection with the joint ventures’ bank financings, which are otherwise nonrecourse to the joint venture partners, aggregate $94,810,000 at March 31, 2005.  These guaranties remain outstanding until the related debt matures in September 2016.

Note F — Derivatives:

As of March 31, 2005, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $380,217,000 pursuant to which it pays fixed rates ranging from 4.6% to 8.3% and receives floating rates based on LIBOR (approximately 3.1% as of March 31, 2005). These agreements contain no leverage features and have various maturity dates ranging from August 2005 to August 2014. In addition, the Company has an interest rate swap maturing in July 2005 with a notional amount of $6,800,000 that no longer qualifies as a cash flow hedge because the underlying debt was repaid.  As of March 31, 2005, the Company has recorded a liability of $5,302,000 related to the fair values of all of these swaps in other liabilities.

Note G —  Debt:

In January 2005, the Company concluded two debt agreements aggregating $675,000,000.  The proceeds from these borrowings were used in funding the acquisition of Stelmar and the refinancing of its debt.  One of the agreements is a $500,000,000 seven-year unsecured revolving credit agreement.  Borrowings under this facility bear interest at a rate based on LIBOR and the terms, conditions and financial covenants contained therein are comparable to those contained in the Company’s existing long-term facilities.  The other agreement is a $175,000,000 term loan secured by five of Stelmar’s Handysize Product Carriers.  The secured loan has a term of twelve years and bears interest at a rate based on LIBOR. The principal is repayable in 23 equal semi-annual payments of $5,303,000 and a final balloon payment of $53,030,000 due July 2016.

In July and November 2004, the Company concluded two seven-year unsecured revolving credit facilities aggregating $255,000,000.  The terms, conditions and financial covenants contained in these agreements are more favorable than those contained in the long-term revolving credit facility that matures in December 2006 (the “2006 Facility”).  Borrowings under both of the new facilities bear interest at a rate based on LIBOR plus a margin. In December 2004, in consideration of entering into these two new revolving credit facilities, the Company reduced the amount available under the 2006 Facility to $200,000,000 from $350,000,000.

In February 2004, the Company issued $150,000,000 principal amount of senior unsecured notes pursuant to a Form S-3 shelf registration filed January 13, 2004. The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%. The Company received proceeds of approximately $146,605,000 (reduced from $146,704,000 at March 31, 2004), after deducting expenses.

As of March 31, 2005, the Company had unsecured long-term credit facilities aggregating $1,285,000,000, of which $506,000,000 was unused.  In addition, the Company had two short-term credit facilities expiring in August 2005 aggregating $65,000,000, all of which was unused at March 31, 2005.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements. The most restrictive of these covenants requires the Company to maintain net worth as of March 31, 2005 of approximately $1,018,000,000 (increasing quarterly by an amount related to net income).

As of March, 31, 2005, approximately 21.7% of the net book amount of the Company’s vessels, representing 12 Foreign Flag tankers and three U.S. Flag Crude Tankers, is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $28,862,000 and $20,971,000 for the three months ended March 31, 2005 and 2004, respectively.

Note H — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings have not been repatriated to the U.S.  The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations.  Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2005. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of March 31, 2005 because it is intended that such earnings ($70,257,000 at March 31, 2005) will be indefinitely reinvested; the unrecognized deferred U.S. income taxes attributable thereto approximated $24,600,000.

As of March 31, 2005 undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $870,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $304,000,000.

Because of the enactment of the Jobs Creation Act and because foreign shipping income will be permanently reinvested, the Company reduced its deferred tax liabilities by $77,423,000 with a corresponding reduction in income tax expense in the fourth quarter of 2004.

During 2002, the Company established a valuation allowance of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities. The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future. During the three months ended March 31, 2004, the Company reduced the valuation allowance by $650,000, reflecting capital gains recognized.  The reduction in the valuation allowance was recorded as a reduction in the provision for federal income taxes in the accompanying consolidated statement of operations for the three months ended March 31, 2004.  The valuation allowance was reduced to zero by December 31, 2004.

The components of the provision/(credit) for federal income taxes follow:

	IN THOUSANDS FOR THE THREE MONTHS ENDED MARCH 31,
	2005	2004
Current	$437	$26,500
Deferred	(1,183)	12,000
	$(746)	$38,500

Actual federal income taxes paid during the three months ended March 31, 2005 amounted to $91,100,000, all of which related to 2004. Actual income taxes paid during the three months ended March 31, 2004 amounted to $15,000,000, all of which related to 2003.

Note I — Capital Stock and Stock Compensation:

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

In January 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,513,000 (increased from $115,503,000 at March 31, 2004), after deducting expenses.

In the first quarter of 2005, the Company awarded a total of 41,746 shares of common stock at no cost to certain of its employees, including senior officers. At the dates of the awards, the fair market value of the Company’s stock ranged from $52.40 to $62.23 per share.  Accordingly, $1,808,000 was recorded as unearned compensation expense in shareholders’ equity as of the award dates, and is being amortized over four years using the straight-line method. In addition, options covering 43,707 shares were granted at $52.40 per share (the market price at the date of the grant) under the Company’s 2004 Stock Incentive Plan. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date.  Compensation expense will be recognized ratably over the three-year vesting period.

The weighted average grant-date fair values of options granted during the three months ended March 31, 2005 and 2004 were $19.38 and $12.69 per share, respectively.

Note J — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

	IN THOUSANDS AS OF
	MARCH 31, 2005	DECEMBER 31, 2004
Unrealized gains on available-for-sale securities	$16,242	$13,909
Unrealized losses on derivative instruments	(3,195)	(7,787)
Minimum pension liability	(4,184)	(4,184)
	$8,863	$1,938

Note K — Leases:

1.                     Charters-in:

In November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005 for four of its Handysize Product Carriers, which leases are classified as operating leases. The aggregate gain on the transaction of approximately $9,900,000 is being amortized over the term of each lease, ranging from 42 to 48 months, as a reduction of time and bareboat charter hire expenses. The lease agreements contain no renewal or purchase options.

As of March 31, 2004, the Company had 34 chartered-in vessels, three (two U.S. Flag Product Carriers and a Foreign Flag Handysize Product Carrier) under capital leases and 31 (nine VLCCs, five Aframaxes, three Foreign Flag Dry Bulk Carriers, 12 Handysize Product Carriers and two U.S. Flag Dry Bulk Carriers) under operating leases.  The future minimum commitments under charters-in are as follows:

In thousands at March 31, 2005	Capital	Operating
2005	$9,339	$74,522
2006	11,882	88,645
2007	11,882	79,556
2008	11,888	75,726
2009	10,778	50,679
Thereafter	16,985	40,936
Net minimum lease payments	72,754	410,064
Less amount representing interest	(18,578)	—
Present value of net minimum lease payments	$54,176	$410,064

The above table reflects the acquisition of the 40-vessel Stelmar fleet, which includes 11 vessels that are bareboat chartered in.

2.                     Charters-out:

The future minimum revenue expected to be received on noncancelable time charters and bareboat charters are as follows:

In thousands at March 31, 2005
2005	$199,157
2006	146,137
2007	88,562
2008	64,436
2009	35,877
Thereafter	1,060
Net minimum lease payments	$535,229

The above table reflects the addition of Stelmar’s fleet. Charters on four of the Stelmar vessels provide for profit sharing between the Company and the charterer when rates earned exceed a base rate, as defined in each of the agreements.  Because two of such agreements provide that profit sharing be determined annually on the anniversary of delivery of the vessels onto the charters, the Company’s share, if any, of TCE revenues in excess of the base rate will not be recognized until June of each year.

Note L — Pension and Other Postretirement Benefit Plans:

The components of the net periodic benefit cost for the Company’s domestic plans follow:

	IN THOUSANDS FOR THE THREE MONTHS ENDED MARCH 31,
	PENSION BENEFITS		OTHER BENEFITS
	2005	2004	2005	2004
Cost of benefits earned	$466	$383	$18	$24
Interest cost on benefit obligation	538	508	53	74
Expected return on plan assets	(626)	(578)	—	—
Amortization of prior-service costs	39	268	(63)	(38)
Amortization of transition obligation	—	—	5	5
Recognized net actuarial loss/(gain)	63	35	14	10
Net periodic benefit cost	480	616	27	75
Loss on settlement	1,318	4,077	—	—
Net period benefit cost after settlement	$1,798	$4,693	$27	$75

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that there was no required contribution to the Company’s defined benefit plan for the 2004 plan year.  Further, the Company believes that there will be no required contribution for the 2005 plan year, although it expects that it could make a deductible contribution of an amount not in excess of $3,500,000 for the 2005 plan year.  As of March 31, 2005, no such contributions were made.

Note M — Other Income:

Other income consists of:

	IN THOUSANDS FOR THE THREE MONTHS ENDED MARCH 31,
	2005	2004
Investment income:
Interest and dividends	$3,322	$1,759
Realized gain on sale of securities, net	6,675	5,795
	9,997	7,554
Gain on sale of vessels	12,902	2,863
Gain on derivative transactions	201	—
Miscellaneous — net	1,025	(62)
	$24,125	$10,355

During the three months ended March 31, 2005, the Company sold two Foreign Flag Panamaxes (Diane and Mary Ann).  During the three months ended March 31, 2004, the Company sold one U.S. Flag Crude Tanker (Overseas Boston).

Note N — Agreements with Executive Officers:

The Company entered into an agreement dated June 23, 2003 in connection with the retirement, effective December 31, 2003, of the Company’s former chief executive officer.  The agreement provided, among other matters, for the payment of the former chief executive officer’s unfunded, nonqualified pension plan obligation in January 2004, at which time the Company recognized, as a charge to earnings, a settlement loss of $4,077,000 in accordance with the provisions of Statement of Financial Accounting Standards No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“FAS 88”).

The Company entered into an agreement dated January 31, 2005 with one of its senior officers in connection with his retirement, effective January 31, 2005.  The agreement provides, among other matters, for payments aggregating approximately $1,150,000 to be made to such senior officer in accordance with his severance protection agreement.  Accordingly, the Company recognized this $1,150,000 expense in the first quarter of 2005.  The severance protection agreement also provided for the payment of the senior officer’s unfunded, nonqualified pension plan obligation in the first quarter of 2005.  At the time such payment of approximately $3,098,000 was made, the Company recognized, as a charge to earnings, a settlement loss of $1,318,000 in accordance with the provisions of FAS 88.

Note O — Legal Matters:

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s Foreign Flag Product Carrier, the Uranus, and the Company’s handling of waste oils.  The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before the grand jury.  The Company has been cooperating with the investigation and in the fall of 2004 commenced negotiations with the U.S. Department of Justice to resolve the investigation.  In 2004, the Company made a provision (in the amount of $6.0 million) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation, and in the first quarter of 2005, the Company made an additional $4.0 million provision for such items.  Negotiations with the U.S. Department of Justice are continuing and while management of the Company believes that the total fines and contributions to environmental programs associated with a settlement of the investigation may range from $10.0 million to $13.0 million, there can be no assurance that a satisfactory settlement can be achieved or that the provision or the estimated range will be sufficient to cover such fines and contributions.

The Company has incurred costs of approximately $606,000 in the first three months of 2005 and $665,000 in the first three months of 2004 in connection with the above investigation.  Such costs have been included in general and administrative expenses in the accompanying condensed consolidated statement of operations. In the opinion of management any liability as a result of the U.S. investigation will likely not be material to the Company’s business or financial condition.

Note P — Subsequent Events:

In April 2005, the Company entered into a contract to sell the Eclipse, a single hull Suezmax, for delivery to the buyers during the second quarter for a gain of approximately $7,000,000.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet consists of 99 vessels aggregating 13.3 million deadweight tons, including six vessels that are owned by joint ventures in which the Company has an average interest of 47%, and 28 vessels that have been chartered in under operating leases. The Company has less than a 100% interest in six of the chartered-in VLCCs, with an average participation interest of 37%, and three of the chartered-in Aframaxes, in which the Company has an average participation interest of 58%.  In addition, the Company has a participation interest of 40% in the time charter-in of one VLCC, which is scheduled to commence upon its delivery from a shipyard in mid 2005.  Four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest.

Acquisition of Stelmar Shipping Ltd.

On January 20, 2005, OSG acquired Stelmar Shipping Ltd. (“Stelmar”), a leading international provider of petroleum product and crude oil transportation services with one of the world’s largest and most modern Handysize and Panamax tanker fleets.  Accordingly, the operating results of the Stelmar fleet have been reflected in the Company’s condensed consolidated financial statements commencing January 21, 2005.  Under the terms of the merger agreement, holders of Stelmar’s common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million.  Taking into account the assumption of Stelmar’s outstanding debt, the total purchase price was approximately $1.35 billion.  The Company funded the acquisition and the refinancing of Stelmar’s debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004.  Stelmar’s 40 vessel fleet consists of 24 Handysize, 13 Panamax and three Aframax tankers. Stelmar’s fleet includes two chartered-in Aframax and nine chartered-in Handysize vessels.  Stelmar, through its maintenance of a modern fleet and commitment to safety, has earned an excellent reputation for providing high-quality transportation services to major oil companies, oil traders and state-owned oil companies.

Operations:

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenue are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy and level of OPEC’s exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapping. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Overview

Despite a drop-off in activity in January following a very strong fourth quarter, the tanker markets steadied themselves as the demand for oil showed little sign of letting up.  At first, as oil prices sagged, OPEC contemplated reducing its quota, which had a depressing affect on freight rates. When it became evident that demand was still strong, OPEC instead announced an increase in its quota and made it clear that more oil would be made available if necessary.  Increased availability of crude oil relative to a year ago in the Caribbean and the Former Soviet Union (“FSU”), and expansions to existing U.S. refinery capacity were positive developments for Aframaxes, Panamaxes and Handysize Product Carriers.  U.S. imports of crude and oil products continued to rise, spurred by rising gasoline demand, fuel oil substitution for natural gas, high diesel fuel consumption due to a healthy domestic trucking market and the seasonal pickup in heating oil demand.  Although the fleet continued to grow during the quarter, overall tanker supply and demand remained closely balanced, contributing to the significant volatility in freight rates.  Continued high earnings and a generally favorable outlook for the coming years, reduced the scrapping of older single hull tonnage that had been predicted to occur by the April 5, 2005 IMO deadline.  Some vessels were modified to extend their MARPOL lives, and others must trade in areas where the regulations do no apply.

The tables below show the daily TCE rates that prevailed in markets in which the Company’s vessels operated for the periods indicated. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates necessarily requires the Company to make certain assumptions as to brokerage commissions, port time, weather delays, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Company because of the timing and length of voyages and the portion of revenue generated from long-term charters.

Foreign Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Q1-2005	Q1-2004
Average	$61,500	$75,200
High	$109,500	$112,400
Low	$28,700	$39,000

During the first quarter of 2005, rates for modern VLCCs trading out of the Arabian Gulf averaged $61,500 per day, 62% lower than the average for the previous quarter, which experienced the highest rates in more than 30 years, and 18% lower than the average for the first quarter of 2004. The volatility in VLCC rates experienced in 2004 continued into 2005 as VLCC rates peaked at $109,500 per day in late February before dropping to $28,700 per day in mid March. Rates recovered to end March at levels exceeding $40,000 per day.

The downturn in rates that began in December 2004 was attributable to several factors. Growth in oil demand slowed from the very high levels of last year, particularly in China, where early 2004 demand growth ran at an unsustainable high rate. Still, global oil demand in the first quarter of 2005 was estimated at 84.6 million barrels per day (“b/d”), about the same level as the previous quarter, and 2.6%

higher than the comparable quarter in 2004. Seasonally mild weather in the Northern Hemisphere for most of January through mid February reduced heating oil requirements. However, the onset of colder weather conditions in late February and early March, as well as continuing problems in Japan’s nuclear power sector, led to higher oil demand towards the end of the first quarter of 2005.

In response to slowing demand at the end of 2004, OPEC decided to cut production back to its target level of 27.0 million b/d from January 1, 2005. Although the impact on the physical market was limited, the psychological effect of the announcement of a production cut put significant downward pressure on VLCC rates. However, the onset of colder weather and rising crude oil prices prompted OPEC to reassess its position. Moves to curb production were therefore short-lived, and extra cargoes were made available in key VLCC loading regions. OPEC raised its quota to 27.5 million b/d effective April 1 and a further 500,000 b/d increase is contemplated should oil prices remain high.

Vessel supply developments also exerted downward pressure on freight rates during the first quarter of 2005, as nine VLCCs (2.8 million dwt) were delivered while no vessels were scrapped. The world VLCC fleet grew to 462 vessels (134.6 million dwt) at March 31, 2005 from 456 vessels (132.7 million dwt) at the start of 2005.  Seven newbuilding orders (2.1 million dwt) were placed during the first quarter of 2005 compared with eight vessels (2.4 million dwt) in the fourth quarter of 2004. As a result, the orderbook contracted to 86 vessels (26.1 million dwt) at March 31, 2005, equivalent to 19.4%, based on deadweight tons, of the existing VLCC fleet.

Foreign Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean
	Q1-2005	Q1-2004
Average	$37,000	$46,800
High	$65,000	$75,000
Low	$20,000	$15,000

The downturn in Aframax spot freight rates that began in December 2004 continued into the first quarter of 2005. Rates for Aframaxes operating in the Caribbean trades averaged $37,000 per day, 47% less than the average for the previous quarter and 21% less than the average for the first quarter of 2004 as oil production decreased from the fourth quarter in key Aframax loading areas, including the FSU and the North Sea.

Non-OPEC production growth has been driven in recent years by the FSU.  Although oil production in the FSU fell during the first quarter of 2005 to an estimated 11.4 million b/d, 0.5% less than the previous quarter, FSU exports have held steady. After a pronounced weather-induced decline in January, FSU seaborne exports averaged 5.9 million b/d in the first quarter of 2005, unchanged from the previous quarter.  Although Aframax fixtures in the Black Sea increased by 12.7% relative to the preceding quarter, the first quarter of 2005 also saw a marked reduction in weather delays for tankers transiting the Bosporus Straits relative to the first quarter of 2004, when sustained transit delays for tankers reduced the availability of Aframax tonnage in the Mediterranean.  The reduction in delays in 2005 increased the availability of suitable tonnage and had a dampening affect on rates.

Although Venezuela’s conventional crude oil production is stagnating, synthetic crude production is estimated to have increased from 0.4 million b/d at the end of 2004 to 0.6 million b/d at the end of the first quarter of 2005. Total Latin America production of conventional crude rose to an estimated 6.3 million b/d in the first quarter of 2005, 1.1% more than the previous quarter.  North American refiners have added the equivalent of approximately 270,000 barrels per day of refining capacity since last spring in response to last year’s record refining margins, a positive development for Aframax owners.

The world Aframax fleet increased to 636 vessels (63.7 million dwt) at March 31, 2005 from 627 vessels (62.5 million dwt) at December 31, 2004, as Aframax deliveries exceeded deletions. This continued expansion of the Aframax fleet exerted downward pressure on rates during the first quarter of 2005.  With newbuilding orders dropping during the first quarter of 2005 to 13 vessels (1.5 million dwt) from 22 vessels (2.4 million dwt) during the fourth quarter of 2004, the orderbook contracted to 172 vessels (18.8 million dwt) at March 31, 2005, equivalent to 29.5%, based on deadweight tons, of the existing Aframax fleet.

Foreign Flag Panamaxes

	Spot Market TCE Rates Panamaxes — Dirty Products
	Q1-2005	Q1-2004
Panamax Average	$40,300	$42,700
Panamax High	$62,200	$55,000
Panamax Low	$31,800	$28,700

Rates for Panamaxes trading in crude and dirty products averaged $40,300 per day during the first quarter of 2005. Although 28% less than the average for the previous quarter and 6% less than the corresponding quarter in 2004, they remained close to historic highs. A 5.5% year-over-year increase in the size of the Panamax fleet constrained rates despite strong demand for crude and residual fuel oil. Rates peaked in January as seasonal strength carried over from the previous quarter.

First quarter U.S. crude and residual fuel oil imports increased sharply over the comparable year ago period, boosting demand for quality double hull Panamaxes in the Caribbean and the west coast of Central America.  High domestic natural gas prices provided a strong incentive to substitute fuel oil for natural gas. Strong demand for fuel oil in Europe precluded transatlantic arbitrage trades, increasing U.S. energy users’ dependence on fuel oil supplies from the Caribbean.  In the meantime, more stringent IMO regulations and an increasing preference by the oil majors for double hull over single hull vessels widened the premium that double hull vessels command over single hull vessels.

The world Panamax fleet rose to 295 vessels (19.5 million dwt) at March 31, 2005 from 290 vessels (19.1 million dwt) at December 31, 2004. Newbuilding orders increased to 14 vessels (0.8 million dwt) during the first quarter of 2005, compared with 11 vessels (0.8 million dwt) the previous quarter. The orderbook contracted to 188 vessels (12.6 million dwt) at March 31, 2005, equivalent to 64.6%, based on deadweight tons, of the existing Panamax fleet.

Foreign Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers in the Caribbean
	Q1-2005	Q1-2004
Handysize Average	$27,300	$29,200
Handysize High	$32,500	$34,500
Handysize Low	$19,000	$18,900

Rates for Handysize Product Carriers operating in the Caribbean trades averaged $27,300 per day during the first quarter of 2005, 8% less than the average for the previous quarter and 7% less than the corresponding quarter in 2004, as continuing fleet expansion put pressure on rates.  Despite healthy demand growth, U.S. imports of refined oil products averaged 3.0 million b/d during the first quarter of 2005, 1.3% less than the previous quarter, but 5.3% more than the equivalent quarter in 2004. Similar to the situation in other tanker segments, rates backed off from historically high levels, but the tight balance between supply and demand remained unchanged.  Demand for gasoline continued to grow with increasing reliance on imports to comply with new government regulations requiring low-sulphur blends. Diesel oil consumption continued at high levels, commensurate with expanded trucking activity, and heating oil requirements in the U.S. rose as temperatures turned much colder from mid February onward.  Colder temperatures in Europe and refinery turnarounds impacted European distillate supplies and resulted in a backhaul movement of gasoil to Europe, reducing the availability of quality tonnage from the Caribbean. Fewer Handysize Product Carriers moved into the dirty products trades this winter than in the same period of 2004, when restrictions on Suezmax and Aframax movements through the Bosporus Straits pulled many smaller vessels into this trade.

The world Handysize Product Carrier fleet expanded to 530 vessels (21.8 million dwt) at March 31, 2005 from 524 vessels (21.5 million dwt) at December 31, 2004. Newbuilding orders placed during the first quarter of 2005 totaled 20 vessels (0.9 million dwt) compared with 32 vessels (1.4 million dwt) in the preceding quarter. The orderbook rose to 175 vessels (8.0 million dwt) on March 31, 2005, equivalent to 36.6%, based on deadweight tons, of the existing Handysize fleet.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management.  For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Market Value of Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), the Company’s holdings in marketable securities are classified as available for sale and, therefore, are carried on the balance sheet at fair value (determined using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income/(loss) until the investments are sold.  Accordingly, these changes in value are not reflected in the Company’s statements of operations.  If, however, pursuant to the provisions of FAS 115 and Staff Accounting Bulletin No. 59, the Company determines that a material decline in the fair value below the Company’s cost basis is other than temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made.  As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis.

As of March 31, 2005, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $44,199,000 and an aggregate fair value of $68,744,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of March 31, 2005, aggregated $425,000.  None of the securities with unrealized losses as of March 31, 2005 had a fair value that had been materially below its carrying value for more than six months.

Income from Vessel Operations:

During the first quarter of 2005, TCE revenues increased by $78,205,000, or 41%, to $267,187,000 from $188,982,000 in the first quarter of 2004, resulting from an increase in average daily TCE rates for vessels operating in the spot market and a 2,986 day increase in revenue days. During the first quarter of 2005, approximately 74% of the Company’s TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 87% in the first quarter of 2004.  In the first quarter of 2005, approximately 26% of TCE revenues were generated from time or bareboat charters (“term”) compared with 13% in the first quarter of 2004.  The increase in percentage contribution from term charters reflects the time charter focus of the former Stelmar fleet.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the first quarter of 2005, income from vessel operations increased by $27,338,000, or 23%, to $145,206,000 from $117,868,000 in the first quarter of 2004. The improvement resulted principally from an increase in revenue days as a result of the Stelmar acquisition (see Note D to the condensed financial statements for additional information on the Company’s segments).

Foreign Flag Crude Tankers

	THREE MONTHS ENDED MARCH 31,
	2005	2004
TCE revenues (in thousands)	$205,191	$154,147
Vessel expenses (in thousands)	(21,456)	(16,227)
Time and bareboat charter hire expenses (in thousands)	(17,263)	(4,434)
Depreciation and amortization (in thousands)	(24,145)	(18,810)
Income from vessel operations (in thousands)(a)	$142,327	$114,676
Average daily TCE rate	$50,428	$53,954
Average number of vessels (b)	38.9	30.4
Average number of vessels chartered in under operating leases	6.7	1.6
Number of revenue days(c)	4,069	2,857
Number of ship-operating days(d)	4,106	2,910

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

Daily TCE rates earned by certain classes of vessels operating in the Foreign Flag Crude Tanker segment for the three months ended March 31, 2005 and 2004 were as follows:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
VLCCs	$82,749	$74,280
Aframaxes	37,409	36,464
Panamaxes	24,670	16,363

During the first quarter of 2005, TCE revenues for the Foreign Flag Crude Tanker segment increased by $51,044,000, or 33%, to $205,191,000 from $154,147,000 in the first quarter of 2004.  This improvement in TCE revenues resulted from an increase in the average TCE rate earned for VLCCs and Aframaxes and an increase in the number of revenue days.  Revenue days increased by 1,212 principally for the following reasons, partially offset by a reduction of 267 days attributable to the sale of two VLCCs (Olympia and Dundee) and one Panamax (Diane) subsequent to March 31, 2004:

•                  the acquisition of Stelmar adding three Aframaxes (two of which are bareboat chartered in) and 13 Panamaxes;

•                  the participation in the charter-in of six VLCCs, which commenced between February and September 2004; and

•                  the participation in the charter-in of three Aframaxes, which commenced between March and September 2004.

Vessel expenses increased by $5,229,000 to $21,456,000 in the first quarter of 2005 from $16,227,000 in the prior year’s first quarter principally due to the addition of the sixteen Stelmar vessels. Time and bareboat charter hire expenses increased by $12,829,000 to $17,263,000 in the first quarter of 2005 from $4,434,000 in the first quarter of 2004 as a result of the inclusion of 11 chartered-in vessels discussed above.  The charter-in of four of such VLCCs provides for profit sharing with the vessels owners when TCE rates exceed the base rates in the charters.  Depreciation and amortization increased by $5,335,000 to $24,145,000 from $18,810,000 in the first quarter of 2004 principally because of the vessel additions discussed above.

Foreign Flag Handysize Product Carriers

	THREE MONTHS ENDED MARCH 31,
	2005	2004
TCE revenues (in thousands)	$35,962	$6,789
Vessel expenses (in thousands)	(10,019)	(2,136)
Time and bareboat charter hire expenses (in thousands)	(5,073)	—
Depreciation and amortization (in thousands)	(6,239)	(1,191)
Income from vessel operations (in thousands)	$14,631	$3,462
Average daily TCE rate	$17,733	$20,889
Average number of vessels	13.3	4.0
Average number of vessels chartered in under operating leases	9.4	—
Number of revenue days	2,028	325
Number of ship-operating days	2,040	364

During the first quarter of 2005, TCE revenues for the Foreign Flag Handysize Product Carrier segment increased by $29,173,000, or 430%, to $35,962,000 from $6,789,000 in the first quarter of 2004.  This increase in TCE revenues resulted principally from an increase of 1,668 in revenue days attributable to the acquisition of Stelmar, which added 24 Handysize Product Carriers (nine of which are bareboat chartered-in) to the Company’s fleet. Vessel expenses, time and bareboat charter hire expenses and depreciation and amortization increased in the first quarter of 2005 compared with the first quarter of 2004 as a result of the vessel additions discussed above.  In addition, in November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005, for four of its double-sided Handysize Product Carriers.  The leases are classified as operating leases.  The sale-leaseback transactions increase bareboat charter expenses by approximately $1,200,000 per quarter, with a corresponding decrease in depreciation of approximately $800,000 per quarter.

Other Foreign Flag

	THREE MONTHS ENDED MARCH 31,
	2005	2004
TCE revenues (in thousands)	$6,284	$8,761
Vessel expenses (in thousands)	(4,878)	(311)
Time and bareboat charter hire expenses (in thousands)	(2,958)	(3,309)
Depreciation and amortization (in thousands)	(864)	(499)
Income/(loss) from vessel operations (in thousands)	$(2,416)	$4,642
Average daily TCE rates	$34,913	$45,160
Average number of vessels	—	—
Average number of vessels chartered in under operating leases	2.1	2.1
Number of revenue days	180	194
Number of ship-operating days	192	194

As of March 31, 2005, the Company also operates two Foreign Flag Dry Bulk Carriers. The two Dry Bulk Carriers commenced three-year time charters in early 2004, at which time they were withdrawn from the pool of Capesize vessels in which they had participated since 2000.  Vessel expenses in the first quarter of 2005, excluding a $4,000,000 increase in the reserve for the U.S. Department of Justice investigation and an $865,000 reserve for the settlement of certain crew benefits (principally related to years prior to 2004), decreased marginally compared with the first quarter of 2004.

U.S. Flag Segment

	THREE MONTHS ENDED MARCH 31,
	2005	2004
TCE revenues (in thousands)	$19,750	$19,285
Vessel expenses (in thousands)	(7,446)	(6,188)
Time and bareboat charter hire expenses (in thousands)	(508)	(505)
Depreciation and amortization (in thousands)	(5,111)	(3,710)
Income from vessel operations (in thousands)	$6,685	$8,882
Average daily TCE rate	$23,072	$25,012
Average number of vessels	8.0	6.5
Average number of vessels chartered in under operating leases	2.0	2.0
Number of revenue days	856	771
Number of ship-operating days	900	771

As of March 31, 2005, the U.S. Flag segment consisted of the following:

•                  three Crude Tankers, which are bareboat chartered at fixed rates to Alaska Tanker Company, LLC (“ATC”);

•                  four Product Carriers, which are on time or bareboat charter;

•                  one Pure Car Carrier, which is on time charter; and

•                  two Bulk Carriers that transport U. S. foreign aid grain cargoes on voyage charters.

During the first quarter of 2005, TCE revenues for the U.S. Flag segment increased by $465,000, or 2%, to $19,750,000 from $19,285,000 in the first quarter of 2004. This increase in TCE revenues resulted from an increase in revenue days, partially offset by a decrease of $1,940 per day in the average daily TCE rate. Revenue days increased due to the purchase of two Product Carriers, the Puget Sound and Galena Bay, in April 2004, partially offset by the sale of a Crude Tanker, Overseas Boston, in February 2004. Vessel expenses increased by $1,258,000 to $7,446,000 in the first quarter of 2005 from $6,188,000 in the first quarter of 2004. Average daily vessel expenses increased by $248 per day in the first quarter of 2005 compared with the first quarter of 2004, principally due to increases in crew costs.  Depreciation and amortization increased by $1,401,000 to $5,111,000 in the first quarter of 2005 from $3,710,000 in the first quarter of 2004 as a result of the vessel additions discussed above.

General and Administrative Expenses

During the first quarter of 2005, general and administrative expenses increased by $2,227,000 to $16,021,000 from $13,794,000 in the first quarter of 2004 principally because of the following items:

•                  expenses of the Athens office aggregating $2,065,000;

•                  severance related payments aggregating $1,150,000 recognized in connection with the retirement of a senior officer in January 2005; and

•                  an increase in rent expense of $996,000 primarily related to office moves in New York and Newcastle.

These increases were partially offset by a reduction of $2,759,000 in settlement losses recognized in connection with the payment of unfunded, non qualified pension plan obligations.

Equity in Income of Joint Ventures:

During the first quarter of 2005, equity in income of joint ventures increased by $13,693,000 to $17,673,000 from $3,980,000 in the first quarter of 2004, principally due to the impact of the delivery of four V Pluses in July 2004 to a joint venture in which the Company has a 49.9% interest.

The following table is a summary of the Company’s interest in its joint ventures, excluding ATC (see discussion below), and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are averages as of March 31, 2005 and 2004. The Company’s actual ownership percentages for these joint ventures ranged from 30% to 50%.

	THREE MONTHS ENDED MARCH 31, 2005		THREE MONTHS ENDED MARCH 31, 2004
	REVENUE DAYS	% OF OWNERSHIP	REVENUE DAYS	% OF OWNERSHIP
V Pluses operating in the spot market	179	49.9%	—	0.0%
VLCCs operating in the spot market	27	30.0%	53	30.0%
One Aframax participating in Aframax International pool	43	50.0%	45	50.0%
Total	249	46.6%	98	40.0%

In March 2005, the joint venture that owned the Aframax, Compass I, entered into a contract to sell its vessel.  The vessel was delivered to the buyer in April 2005, at which time a gain of approximately $11,200,000 (the Company’s share is $5,600,000) was recognized.

Additionally, the Company has a 37.5% interest in ATC, a company that has operated U.S. Flag tankers to transport Alaskan crude oil for BP.  ATC earns additional income (in the form of our share of incentive hire paid by BP) based on meeting certain predetermined performance standards.  Such income is included in the U.S. Flag segment.

Interest Expense:

The components of interest expense are as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Interest before impact of swaps and capitalized interest	$21,082	$13,234
Impact of swaps	2,783	4,482
Capitalized interest	(1,034)	(201)
Interest expense	$22,831	$17,515

Interest expense increased by $5,316,000 to $22,831,000 in the first quarter of 2005 from $17,515,000 in the first quarter of 2004 as a result of increases in the average amount of debt outstanding, attributable to the Stelmar acquisition, of $654,000,000 and the average rate paid on floating rate debt of 100 basis points to 3.5% from 2.5% in the comparable quarter of 2004. The impact of floating-to-fixed interest rate swaps that qualify as cash flow hedges increased interest expense by $2,783,000 in the first quarter of 2005 compared with an increase of $4,482,000 in the first quarter of 2004. Interest capitalized in 2005 relates to amounts advanced by the Company to a 49.9% owned joint venture constructing four LNG Carriers. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at March 31, 2005 and 2004 was 5.5% and 7.1%, respectively.

Provision for Federal Income Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004.  The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings have not been repatriated to the U.S.  Because the Company intends to permanently reinvest these earnings in foreign operations, no provision for U.S. income taxes on the earnings of its foreign shipping subsidiaries is required commencing in 2005.

Liquidity and Sources of Capital:

Working capital at March 31, 2005 was approximately $171,000,000 compared with $445,000,000 at December 31, 2004. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $275,000,000 at March 31, 2005.  Net cash provided by operating activities in the first three months of 2005 was more than $93,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2005) compared with $79,000,000 in the first three months of 2004. Net cash provided by operating activities in the first quarter of 2005 reflects $91,100,000 of payments with respect to 2004 federal income taxes compared with $15,000,000 in the comparable 2004 period made with respect to 2003 federal income taxes. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to March 31, 2005, compared with the actual TCE rates achieved during the first three months of 2005, will have a negative comparative impact on the amount of cash provided by operating activities.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet.

In January 2005, the Company concluded two new debt agreements aggregating $675,000,000.  The proceeds from these borrowings were used in funding the acquisition of Stelmar and the refinancing of its debt.  One of the agreements is a $500,000,000 seven-year unsecured revolving credit agreement.  Borrowings under this facility bear interest at a rate based on LIBOR and the terms, conditions and financial covenants contained therein are comparable to those contained in the Company’s existing long-term facilities.  The other agreement is a $175,000,000 term loan secured by five of Stelmar’s Handysize Product Carriers.  The secured loan has a term of twelve years (with an average life of 8 years) and bears interest at a rate based on LIBOR.

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

As of March 31, 2005, OSG had $1,285,000,000 of long-term unsecured credit availability, of which $506,000,000 was unused. The Company’s six long-term revolving credit facilities mature in 2006 ($200,000,000), 2008 ($30,000,000), 2009 ($300,000,000), 2011 ($255,000,000) and 2012 ($500,000,000). The Company also had two short-term credit facilities aggregating $65,000,000, all of which was unused as of March 31, 2005.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of March 31, 2005.  Existing financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

In addition, the secured nature of a portion of OSG’s debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company’s ability to obtain other financing.

Off-Balance Sheet Arrangements

As of March 31, 2005, the joint ventures in which the Company participates had total bank debt of $255,266,000 of which the Company has guaranteed $94,810,000.  The balance of the joint venture debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers.  Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II).  The aggregate construction cost for such newbuildings of $908,000,000 will be financed by the joint venture through long-term bank financing and partner contributions.  OSG has advanced $90,635,000 to such joint venture as of March 31, 2005, representing its share of working capital and the first installment under the construction contracts.  The aggregate unpaid costs of $726,500,000 will be funded through bank financing that will be nonrecourse to the partners.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of March 31, 2005 follows (in thousands):

	Balance of 2005	2006	2007	2008	2009	Beyond 2009	Total
Long-term debt (1)	$63,901	$119,346	$113,032	$111,852	$210,673	$1,789,006	$2,407,810

Obligations under capital leases (1)	9,339	11,882	11,882	11,888	10,778	16,985	72,754

Operating lease obligations (chartered-in vessels) (2)	74,522	88,645	79,556	75,726	50,679	40,936	410,064

(1)          Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt ($1,154,878 as of March 31, 2005) have been estimated based on the fixed rates stated in related floating to fixed interest rate swaps, where applicable, or the LIBOR rate at March 31, 2005.  The Company has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate.  These agreements contain no leverage features and have various maturity dates from August 2005 to August 2014.  As of March 31, 2005, the interest rate swaps effectively convert the Company’s interest rate exposure on $380,217 from a floating rate based on LIBOR to an average fixed rate of 6.3%

(2)          As of March 31, 2005, the Company had chartered in 31 vessels on leases that are accounted for as operating leases.  The Company’s participation interest in eight VLCCs (excluding the 100% interest in the Meridian Lion) and three Aframaxes averaged 35% and 58%, respectively.  Certain of these leases provide the Company with various renewal and purchase options.

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

	IN THOUSANDS FOR THE THREE MONTHS ENDED MARCH 31,
	2005	2004
Net income	$164,919	$76,188
Provision /(credit) for federal income taxes	(746)	38,500
Interest expense	22,831	17,515
Depreciation and amortization	36,359	24,210
EBITDA	$223,363	$156,413

Ratios of Earnings to Fixed Charges

The ratios of earnings to fixed charges for the three months ended March 31, 2005 and 2004 were 6.6x and 6.9x, respectively.  The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges.  Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

Earnings Per Share:

The following table presents comparative per share amounts for net income, adjusted for the effects of vessel sales and securities transactions:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Basic net income per share	$4.18	$1.99
(Gain) on sale of vessels*	(.33)	(.05)
(Gain) on securities transactions**	(.11)	(.11)
	$3.74	$1.83

*                 Based on amounts reported in Note M to the condensed financial statements, reduced, in the 2004 period, by federal income taxes calculated at 35%.

**          Represents the realized gain on sale of securities (as reported in Note M), reduced by federal income taxes calculated at 35%, as adjusted by the change in the valuation allowance.

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

The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company’s leverage. As of March 31, 2005, there was no balance outstanding under such facility.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited; however, such financial statements have been reviewed by the Company’s independent public accounting firm.

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

Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2005 including timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act.  There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this quarterly report.

PART II – OTHER INFORMATION

Item 1.                                     Legal Proceedings

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s Foreign Flag Product Carrier, the Uranus, and the Company’s handling of waste oils. The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before the grand jury.  The Company has been cooperating with the investigation and in the fall of 2004 commenced negotiations with the U.S. Department of Justice to resolve the investigation.  In 2004, the Company made a provision (in the amount of $6.0 million) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation, and in the first quarter of 2005, the Company made an additional $4.0 million provision for such items.  Negotiations with the U.S. Department of Justice are continuing and while management of the Company believes that the total fines and contributions to environmental programs associated with a settlement of the investigation may range from $10.0 million to $13.0 million, there can be no assurance that a satisfactory settlement can be achieved or that the provision or the estimated range will be sufficient to cover such fines and contributions.

Item 6.                                     Exhibits

See Exhibit Index on page 38.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 2005 and the related condensed consolidated statements of operations, cash flows and changes in shareholders’ equity for the three month periods ended March 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

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

As discussed in Note B to the condensed consolidated financial statements, on January 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended not presented herein, and in our report dated February 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York
May 4, 2005

OVERSEAS SHIPHOLDING GROUP, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date:	May 5, 2005	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date:	May 5, 2005	/s/ Myles R. Itkin
Myles R. Itkin
Senior Vice President, Chief Financial Officer and Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.