Form 10-Q
period 2005-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2005-08-04
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                              YES  ☒   NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares outstanding as of August 1, 2005 –  39,443,645

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	JUNE 30, 2005	DECEMBER 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$154,617	$479,181
Voyage receivables	101,871	144,237
Other receivables	33,661	12,815
Inventories and prepaid expenses	26,576	9,384
Total Current Assets	316,725	645,617

Capital Construction Fund	283,136	268,414
Vessels, at cost, less accumulated depreciation of $444,917 and $473,162	2,766,893	1,422,239
Vessels under Capital Leases, less accumulated amortization of $55,724 and $53,940	30,176	24,382
Vessel Held for Sale	—	9,744
Investments in Joint Ventures	98,010	227,701
Other Assets	77,057	82,701
Total Assets	$3,571,997	$2,680,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and sundry liabilities and accrued expenses	$105,809	$80,047
Federal income taxes	—	90,943
Short-term debt and current installments of long-term debt	56,751	25,024
Current obligations under capital leases	6,649	4,729
Total Current Liabilities	169,209	200,743

Long-term Debt	1,520,438	863,466
Obligations under Capital Leases	45,849	42,717
Deferred Federal Income Taxes ($104,219 and $105,424), Deferred Credits and Other Liabilities	148,409	147,500

Shareholders’ Equity	1,688,092	1,426,372
Total Liabilities and Shareholders’ Equity	$3,571,997	$2,680,798

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
Shipping Revenues:
Time and bareboat charter revenues, including vessels operating in pools, $4,679, $4,679, $9,358 and $10,445 received from a 37.5% owned joint venture and $13,531 and $27,490 in 2005 received from a 50% owned joint venture	$194,070	$151,394	$451,935	$325,500
Voyage charter revenues	44,314	12,827	61,856	32,852
	238,384	164,221	513,791	358,352
Voyage expenses	(9,786)	(7,160)	(18,006)	(12,309)
Time Charter Equivalent Revenues	228,598	157,061	495,785	346,043

Ship Operating Expenses:
Vessel expenses	44,272	24,704	88,072	49,567
Time and bareboat charter hire expenses	26,022	14,442	51,823	22,689
Depreciation and amortization	40,090	25,431	76,449	49,641
General and administrative	15,516	9,406	31,537	23,200
Total Ship Operating Expenses	125,900	73,983	247,881	145,097

Income from Vessel Operations	102,698	83,078	247,904	200,946
Equity in Income of Joint Ventures	12,664	3,018	30,337	6,998
Operating Income	115,362	86,096	278,241	207,944
Other Income	20,845	2,067	44,970	12,422
	136,207	88,163	323,211	220,366
Interest Expense	25,569	18,859	48,400	36,374

Income before Federal Income Taxes	110,638	69,304	274,811	183,992
Provision/(Credit) for Federal Income Taxes	(3,523)	23,900	(4,269)	62,400
Net Income	$114,161	$45,404	$279,080	$121,592

Weighted Average Number of Common Shares Outstanding:
Basic	39,447,473	39,336,577	39,441,276	38,848,234
Diluted	39,512,839	39,386,480	39,505,969	38,913,250

Per Share Amounts:
Basic net income	$2.89	$1.15	$7.08	$3.13
Diluted net income	$2.89	$1.15	$7.06	$3.12
Cash dividends declared	$0.35	$0.35	$0.525	$0.525

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004

Net cash provided by operating activities	$259,554	$189,432

Cash Flows from Investing Activities:
Expenditures for vessels, including $9,311 in 2004 related to vessels under construction	(1,215)	(50,719)
Proceeds from disposal of vessels	337,027	5,916
Acquisition of interests in joint ventures that own VLCCs	—	(2,292)
Acquisition of interest in joint venture that owns four V Pluses	(69,145)	—
Acquisition of Stelmar Shipping Ltd., net of cash acquired of $107,911	(742,433)	—
Investments in and advances to joint ventures	(7,486)	(59,408)
Distributions from joint ventures	20,660	—
Other – net	15,562	3,510
Net cash (used in) investing activities	(447,030)	(102,993)

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	—	115,513
Issuance of long-term debt, net of issuance costs	781,268	158,784
Payments on debt and obligations under capital leases	(904,374)	(19,567)
Cash dividends paid	(13,805)	(13,753)
Issuance of common stock upon exercise of stock options	156	3,210
Other – net	(333)	(120)
Net cash provided by/(used in) financing activities	(137,088)	244,067

Net (decrease)/increase in cash and cash equivalents	(324,564)	330,506
Cash and cash equivalents at beginning of period	479,181	74,003
Cash and cash equivalents at end of period	$154,617	$404,509

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

				Unearned			Accumulated
		Paid-in		Compensation			Other
	Common	Additional	Retained	Restricted	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Stock	Shares	Amount	Income/(Loss)**	Total
Balance at January 1, 2005	$40,791	$199,054	$1,203,528	$(1,360)	1,391,280	$(17,579)	$1,938	$1,426,372
Reclassification upon adoption of FAS 123(R)		(1,360)		1,360				—
Net Income			279,080					279,080
Net Unrealized Holding Gains on Available-For-Sale Securities							5,654	5,654
Effect of Derivative Instruments							(3,565)	(3,565)
Minimum Pension Liability							148	148
Comprehensive Income								281,317 ***
Cash Dividends Declared			(20,709)					(20,709)
Deferred Compensation Related to Options Granted		378						378
Issuance of Restricted Stock Awards		(436)			(41,746)	436		—
Amortization of Restricted Stock Awards		466						466
Options Exercised and Employee Stock Purchase Plan		102			(4,262)	54		156
Tax Benefit Related to Options Exercised		112						112
Balance at June 30, 2005	$40,791	$198,316	$1,461,899	$—	1,345,272	$(17,089)	$4,175	$1,688,092

Balance at January 1, 2004	$39,591	$108,549	$829,824	$—	3,685,326	$(48,454)	$(12,435)	$917,075
Net Income			121,592					121,592
Net Unrealized Holding Gains on Available-For-Sale Securities							923	923
Effect of Derivative Instruments							7,825	7,825
Comprehensive Income								130,340 ***
Cash Dividends Declared			(20,642)					(20,642)
Issuance of Common Stock	1,200	87,299			(2,000,000)	27,014		115,513
Issuance of Restricted Stock Award		1,148		(1,785)	(50,000)	637		—
Amortization of Restricted Stock Award				200				200
Options Exercised and Employee Stock Purchase Plan		388			(212,520)	2,822		3,210
Tax Benefit Related to Options Exercised		1,109						1,109
Balance at June 30, 2004	$40,791	$198,493	$930,774	$(1,585)	1,422,806	$(17,981)	$(3,687)	$1,146,805

*	Par value $1 per share; 60,000,000 shares authorized; and 40,790,759 shares issued at June 30, 2005 and December 31, 2004.
**	Amounts are net of tax.
***	Comprehensive income for the three month periods ended June 30, 2005 and 2004 was $109,473 and $54,794, respectively.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Note B — Change in Accounting Principle:

At June 30, 2005, the Company had three stock-based compensation plans under which options have been granted.  These plans are described in Note J to the Company’s 2004 Annual Report on Form 10-K.

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“FAS 123(R)”), “Share-Based Payment,” amending Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requiring that all share-based payments to employees be recognized in the financial statements.  The approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure is no longer an alternative to financial statement recognition.  This statement becomes effective in the first interim or annual period beginning after December 15, 2005.

Prior to January 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations, as permitted by FAS 123.  No stock-based employee compensation cost was recognized in the condensed consolidated statements of operations for the three month and six month periods ended June 30, 2004, because options granted under those plans had an exercise price equal to the market value of the stock on the date of grant.  Effective January 1, 2005, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified-prospective transition method.  Under that transition method, compensation cost recognized in the three month and six month periods ended June 30, 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).  Results for prior periods have not been restated.

The following table presents the effects on net income and net income per share as if the Company had not applied the fair value recognition provisions of FAS 123(R) and continued to account for stock-based compensation under APB 25 for the three month and six month periods ended June 30, 2005 (in thousands, except per share amounts):

	THREE MONTHS ENDED JUNE 30, 2005	SIX MONTHS ENDED JUNE 30, 2005
Net income, as reported	$114,161	$279,080
Add: Total stock-based compensation expense recognized under fair value based method for all awards, net of tax of $61 and $132	114	245
Pro forma net income	$114,275	$279,325
Per share amounts:
Basic – as reported	$2.89	$7.08
Basic – pro forma	$2.90	$7.08

Diluted – as reported	$2.89	$7.06
Diluted – pro forma	$2.89	$7.07

The following table presents the effects on net income and net income per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation for the three month and six month periods ended June 30, 2004 (in thousands, except per share amounts):

	THREE MONTHS ENDED JUNE 30, 2004	SIX MONTHS ENDED JUNE 30, 2004
Net income, as reported	$45,404	$121,592
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(82)	(150)
Pro forma net income	$45,322	$121,442
Per share amounts:
Basic – as reported	$1.15	$3.13
Basic – pro forma	$1.15	$3.13

Diluted – as reported	$1.15	$3.12
Diluted – pro forma	$1.15	$3.12

Note C — Acquisition of Stelmar Shipping Ltd.:

On January 20, 2005, the Company acquired 100% of the common stock of Stelmar Shipping Ltd. (“Stelmar”), a leading provider of petroleum product and crude oil transportation services. The operating results of Stelmar have been included in the Company’s financial statements commencing January 21, 2005. Holders of Stelmar’s common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million.  Taking into account the assumption of Stelmar’s outstanding debt, the total purchase price was approximately $1.35 billion.  The Company funded the acquisition and the refinancing of Stelmar’s debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004.

The following table summarizes the fair value of Stelmar’s assets and liabilities at the date of the acquisition (in thousands):

Assets:
Current assets	$159,045
Vessels	1,257,573
Vessels under capital leases	8,280
Other assets	2,627
Total assets acquired	1,427,525

Liabilities:
Current liabilities, including current installments of long-term debt	101,525
Long-term debt	467,604
Obligations under capital lease	6,662
Other liabilities	1,290
Total liabilities assumed	577,081
Net assets acquired (cash consideration)	$850,444

The Company’s purchase price allocation is preliminary and will be finalized by December 31, 2005.

The following financial information reflects the results of operations for the three month and six month periods ended June 30, 2005 and 2004, as if the acquisition of Stelmar had occurred on January 1, 2004, after giving effect to purchase accounting adjustments (in thousands, except per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Pro forma time charter equivalent revenues	$228,598	$210,578	$513,860	$447,157
Pro forma net income	114,161	56,089	286,330	141,388
Pro forma per share amounts:
Basic net income	$2.89	$1.43	$7.26	$3.64
Diluted net income	$2.89	$1.42	$7.25	$3.63

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2004.  These results do not reflect any synergies that might be achieved from the combined operations.

Note D — Business and Segment Reporting:

The Company has three reportable segments: Foreign Flag Crude Tankers, Handysize Product Carriers, and U.S. Flag vessels. Following the acquisition of Stelmar, the Company revised its reportable segments from four to three.  Segment information as of June 30, 2004 and for the three and six month periods then ended have been reclassified to conform to the current presentation. Segment results are evaluated based on income from vessel operations before general and administrative expenses. The Company uses time charter equivalent revenues to make decisions regarding the deployment and use of its vessels.  The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for the three month and six month periods ended June 30, 2005 and 2004 follows:

	Foreign Flag
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S. Flag	Totals
Three months ended June 30, 2005:
Shipping revenues	$160,260	$48,224	$5,220	$24,680	$238,384
Time charter equivalent revenues	157,695	42,638	6,845	21,420	228,598
Depreciation and amortization	25,560	8,508	803	5,219	40,090
Income from vessel operations	92,155	15,210	2,713	8,136	118,214	*
Equity in income of joint ventures	10,941	—	(50)	1,773	12,664
Gain on disposal of vessels	11,500	—	—	1,674	13,174
Investments in joint ventures at June 30, 2005	11,664	—	83,383	2,963	98,010
Total assets at June 30, 2005	2,230,002	652,362	84,427	99,316	3,066,107

Six months ended June 30, 2005:
Shipping revenues	368,836	87,900	10,626	46,429	513,791
Time charter equivalent revenues	362,890	78,596	13,129	41,170	495,785
Depreciation and amortization	49,403	15,049	1,667	10,330	76,449
Income from vessel operations	234,369	29,955	296	14,821	279,441	*
Equity in income of joint ventures	27,310	—	(133)	3,160	30,337
Gain on disposal of vessels	24,402	—	—	1,674	26,076

Three months ended June 30, 2004:
Shipping revenues	130,185	6,861	5,560	21,615	164,221
Time charter equivalent revenues	128,206	5,540	5,293	18,022	157,061
Depreciation and amortization	18,994	1,264	507	4,666	25,431
Income from vessel operations	82,159	2,231	1,359	6,735	92,484	*
Equity in income of joint ventures	1,849	—	—	1,169	3,018
Gain on disposal of vessels	35	—	(4)	(2)	29
Investments in joint ventures at June 30, 2004	38,281	—	—	2,420	40,701
Total assets at June 30, 2004	1,544,744	43,093	1,041	110,799	1,699,677

Six months ended June 30, 2004:
Shipping revenues	285,482	14,987	14,503	43,380	358,352
Time charter equivalent revenues	282,353	12,329	14,054	37,307	346,043
Depreciation and amortization	37,804	2,455	1,006	8,376	49,641
Income from vessel operations	196,835	5,693	6,001	15,617	224,146	*
Equity in income of joint ventures	4,513	—	—	2,485	6,998
Gain on disposal of vessels	27	—	(36)	2,901	2,892

*  Segment totals for income from vessel operations are before general and administrative expenses.

For vessels operating in pools, shipping revenues are substantially the same as time charter equivalent revenues.

For the three month and six month periods ended June 30, 2004, the Foreign Flag Crude Tankers segment includes two Panamaxes. The joint venture that is constructing four LNG Carriers is included in the Other Foreign Flag segment along with two Capesize Dry Bulk Carriers.

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

	IN THOUSANDS AS OF
	JUNE 30, 2005	JUNE 30, 2004
Total assets of all segments	$3,066,107	$1,699,677
Corporate cash and securities, including Capital Construction Fund	437,753	659,168
Other unallocated amounts	68,137	57,108
Consolidated total assets	$3,571,997	$2,415,953

Note E — Joint Ventures and Certain Pooling Arrangements:

Stelcape Limited

Stelcape Limited (“Stelcape”), in which the Company has a 50% interest, was formed in April 2004 to commercially manage the Panamax fleets of its two partners.  As of June 30, 2005, Stelcape managed a fleet of 14 modern Panamaxes.  Nine of the Company’s Panamaxes, including four that are on time charter to our partner, participate in Stelcape.

Joint Ventures

As of June 30, 2005, the Company is a partner in one joint venture that owns a Foreign Flag VLCC, and another joint venture that has four LNG Carriers under construction.

In April 2005, a 50%-owned joint venture that owned one Aframax, Compass I, sold its vessel and recognized a gain of $11,349,000.

In February 2004, the Company completed a transaction covering six joint-venture companies, each of which owned a VLCC.  This transaction provided for an exchange of joint-venture interests and cash of approximately $2,300,000 paid by the Company resulting in the Company owning 100% of the Dundee, Sakura I and Tanabe, and the joint venture partner owning 100% of the Edinburgh, Ariake and Hakata.  The results of the Dundee, Sakura I, and Tanabe are included in the Foreign Flag Crude Tankers segment from the effective date of transaction.  In connection with the transaction, the Company advanced $34,447,000, representing its share of the amounts required to repay the combined bank debt of such joint ventures.

In April 2004, the Company formed a joint venture with a Tankers pool partner to acquire four 442,000 dwt V Pluses, which were delivered in July 2004.  Until June 2005, OSG had a 49.9% interest in this joint venture.  The total purchase price for these vessels of $448,000,000 was financed by the joint venture through a long-term bank loan of $290,000,000 and subordinated partner loans and capital contributions. On June 1, 2005, a subsidiary of OSG acquired its partner’s 50.1% interest in this joint venture for cash of approximately $69,045,000.  Following the acquisition of our partner’s interest, the subsidiary sold two of the four V Pluses to the Company’s former joint venture partner in exchange for cash of approximately $168,548,000, which is net of the repayment of subordinated partner loans.  Accordingly, the results of the two remaining V Pluses are included in the condensed consolidated statements of operations from the effective date of the transaction.

In November 2004, the Company formed a joint venture whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,000,000 will be financed by the joint venture through long-term bank financing and partner contributions.  OSG has advanced $90,635,000 to such joint venture as of June 30, 2005, representing its share of working capital and the first installment under the construction contracts.  The aggregate unpaid contract costs of $726,500,000 will be funded through bank financing that will be nonrecourse to the partners.  In June 2005, the joint venture entered into forward start floating-to-fixed interest rate swaps with a major financial institution that are being accounted for as cash flow hedges.  The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR.  These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.  As of June 30, 2005, the joint venture has recorded a liability of $18,060,000 in other liabilities for the fair value of these swaps.

A condensed summary of the results of operations of all joint ventures follows:

	IN THOUSANDS
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Time charter equivalent revenues	$61,875	$48,671	$147,498	$100,144
Ship operating expenses	(41,904)	(40,197)	(87,348)	(80,442)
Gain on vessel disposals	11,349	—	11,349	—
Income from vessel operations	31,320	8,474	71,499	19,702
Other income	148	16	333	16
Interest expense*	(2,582)	(153)	(6,689)	(727)
Net income	$28,886	$8,337	$65,143	$18,991

*           Includes interest on subordinated loans payable to the joint venture partners of $993 and $2,725 (three month and six month periods ended June 30, 2005, respectively) and $55 (six month period ended June 30, 2004).  The Company’s share of such interest is eliminated in recording the results of the joint ventures by the equity method.

Note F — Derivatives:

As of June 30, 2005, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $371,678,000 pursuant to which it pays fixed rates ranging from 4.6% to 8.3% and receives floating rates based on LIBOR (approximately 3.5% as of June 30, 2005). These agreements contain no leverage features and have various maturity dates ranging from August 2005 to August 2014.  The Company also has an interest rate swap maturing in July 2005 with a notional amount of $6,800,000 that no longer qualifies as a cash flow hedge because the underlying debt was repaid early in 2004.  As of June 30, 2005, the Company has recorded a liability of $8,444,000 related to the fair values of all of these swaps in other liabilities.

In July 2005, the Company terminated a floating-to-fixed interest rate swap, with a notional amount of $87,000,000, in connection with the prepayment of the underlying debt.  Accordingly, the Company will recognize a loss of $1,471,000 in the third quarter of 2005 related to such swap termination.

Note G —  Debt:

In January 2005, the Company concluded two debt agreements aggregating $675,000,000.  The proceeds from these borrowings were used to fund the acquisition of Stelmar and refinance its debt.  One of the agreements is a $500,000,000 seven-year unsecured revolving credit agreement.  Borrowings under this facility bear interest at a rate based on LIBOR and the terms, conditions, and financial covenants contained therein are comparable to those contained in the Company’s existing long-term facilities.  The other agreement is a $175,000,000 term loan secured by five of Stelmar’s Handysize Product Carriers.  The secured loan has a term of twelve years and bears interest at a rate based on LIBOR. The principal is repayable in 23 equal semi-annual payments of $5,303,000 and a final balloon payment of $53,030,000 due January 2017.

In February 2004, the Company issued $150,000,000 principal amount of senior unsecured notes pursuant to a Form S-3 shelf registration filed January 13, 2004. The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%. The Company received proceeds of approximately $146,605,000 (reduced from $146,659,000 at June 30, 2004), after deducting expenses.

As of June 30, 2005, the Company had unsecured long-term credit facilities aggregating $1,285,000,000, of which $581,000,000 was unused.  In addition, the Company had two short-term credit facilities expiring in August 2005 aggregating $65,000,000, of which $40,000,000 was unused at June 30, 2005.

In July 2005, the Company repaid the outstanding balance, $87,000,000, of a term loan, secured by two of its VLCCs, with funds obtained under its long-term unsecured revolving credit facilities.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt (as defined), and acceleration of payment under certain circumstances, including failure to satisfy the financial covenants contained in certain of such agreements. The most restrictive of these covenants requires the Company to maintain net worth as of June 30, 2005 of approximately $1,076,000,000, which increases quarterly by an amount equal to a percentage of net income.

As of June 30, 2005, approximately 20.3% of the net book amount of the Company’s vessels, representing 12 Foreign Flag tankers and two U.S. Flag Crude Tankers, is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $45,489,000 and $32,579,000 for the six month periods ended June 30, 2005 and 2004, respectively.

Note H — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004, which reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Therefore, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations.  Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2005. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures was required as of June 30, 2005 because the Company intends to indefinitely reinvest such earnings ($75,918,000 at June 30, 2005).  The unrecognized deferred U.S. income taxes attributable thereto approximated $26,600,000.

As of June 30, 2005 undistributed earnings on which U.S. income taxes have not been provided, other than with respect to the less than 50%-owned foreign shipping joint ventures, aggregated approximately $980,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $342,000,000.

During 2002, the Company established a valuation allowance of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities. The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future. During the three month and six month periods ended June 30, 2004, the Company reduced the valuation allowance by $284,000 and $934,000, respectively, reflecting capital gains recognized.  The reductions in the valuation allowance were recorded as reductions in the provisions for federal income taxes in the accompanying consolidated statements of operations for the three month and six month periods ended June 30, 2004.  The valuation allowance was reduced to zero by June 30, 2004.

The components of the provision/(credit) for federal income taxes follow:

	IN THOUSANDS
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Current	$(2,389)	$21,700	$(1,952)	$48,200
Deferred	(1,134)	2,200	(2,317)	14,200
	$(3,523)	$23,900	$(4,269)	$62,400

Actual federal income taxes paid during the six month period ended June 30, 2005 amounted to $93,009,000, of which $91,100,000 related to 2004. Actual income taxes paid during the six month period ended June 30, 2004 amounted to $15,000,000, all of which related to 2003.

Note I — Capital Stock and Stock Compensation:

In January 2004, the Company awarded 50,000 shares of restricted common stock at no cost to its new chief executive officer.  Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period.  During the restriction period, the shares will have voting rights and cash dividends will be paid if declared.  At the date of the award, the fair market value of the Company’s common stock was $35.70 per share.  Accordingly, $1,785,000 is being amortized to compensation expense over four years, the vesting period, using the straight-line method.  In addition, the Company granted the new chief executive officer stock options to purchase 100,000 shares of common stock at an exercise price of $35.70 per share (the market price at the date of the grant).  Options granted vest and become exercisable over a three-year period and expire ten years from the date of the grant.

In January 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,513,000, after deducting expenses.

In the first quarter of 2005, the Company awarded a total of 41,746 shares of restricted common stock at no cost to certain of its employees, including senior officers. At the dates of the awards, the fair market value of the Company’s stock ranged from $52.40 to $62.23 per share.  Accordingly, $1,808,000 is being amortized to compensation expense over four years, the vesting period, using the straight-line method.

In the second quarter of 2005, the Company granted a total of 10,000 restricted stock units to certain of its non-employee directors.  Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member.  The restricted stock units vest upon the earlier of the first anniversary of the date of grant or the next annual meeting of the stockholders.  The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director.  The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of

(x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.  At the date of the awards, the fair market value of the Company’s stock was $59.69 per share.  Accordingly, $597,000 is being amortized to compensation expense over one year, using the straight-line method.

In the first six months of 2005, options covering 51,207 shares were granted to certain of its employees, including senior officers, and non-employee directors, at $52.40 and $59.69 per share, the market prices at the dates of grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant dates.  Compensation expense will be recognized ratably over the three-year vesting period.

The weighted average grant-date fair values of options granted during the six months ended June 30, 2005 and 2004 were $19.79 and $12.91 per share, respectively.

Note J — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

	IN THOUSANDS AS OF
	JUNE 30,	DECEMBER 31,
	2005	2004
Unrealized gains on available-for-sale securities	$19,563	$13,909
Unrealized losses on derivative instruments	(11,352)	(7,787)
Minimum pension liability	(4,036)	(4,184)
	$4,175	$1,938

Note K — Leases:

1.                   Charters-in:

In November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005 for four of its Handysize Product Carriers, which leases are classified as operating leases. The aggregate gain on the transaction of approximately $9,900,000, which is recorded in other liabilities, is being amortized over the term of each lease, ranging from 42 to 48 months, as a reduction of bareboat charter hire expenses. The lease agreements contain no renewal or purchase options.

In June 2005, OSG signed agreements for the bareboat charters of ten Jones Act Product Tankers to be constructed by Kvaerner Philadelphia Shipyard, Inc. (“KPSI”).  Following construction, KPSI will transfer the vessels to leasing subsidiaries of American Shipping Corporation (“ASC”), an affiliate of KPSI, which will bareboat charter the vessels to subsidiaries of OSG for initial terms of five or seven years, with OSG having extension options for the life of the vessels.  The bareboat charterers of the vessels will, in turn, time charter the vessels to an entity owned jointly by a subsidiary of OSG and an affiliate of ASC.  The vessels are scheduled to be delivered between 2006 and 2010.  The bareboat charters will commence upon delivery of the vessels.

As of June 30, 2005, the Company had commitments to charter in 43 vessels, three (two U.S. Flag Product Carriers and a Foreign Flag Handysize Product Carrier) under capital leases and 40 (nine VLCCs, five Aframaxes, two Foreign Flag Dry Bulk Carriers, 12 Handysize Product Carriers, ten U.S. Flag Product Carriers and two U.S. Flag Dry Bulk Carriers) under operating leases.  The future minimum commitments under charters-in are as follows:

In thousands at June 30, 2005	Capital	Operating
2005	$5,950	$49,104
2006	11,882	89,548
2007	11,882	94,747
2008	11,888	108,780
2009	10,808	110,022
Thereafter	16,985	454,101
Net minimum lease payments	69,395	906,302
Less amount representing interest	(16,897)	—
Present value of net minimum lease payments	$52,498	$906,302

2.                     Charters-out:

The future minimum revenue expected to be received on noncancelable time charters and bareboat charters and the related revenue days (revenue days represent ship-operating days, or calendar days, less days that vessels were not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at June 30, 2005		Revenue Days
2005	$134,472	7,060
2006	166,755	9,045
2007	106,357	6,280
2008	64,376	4,127
2009	35,802	2,206
Thereafter	1,061	37
Net minimum lease payments	$508,823	28,755

Charters on five vessels provide for profit sharing between the Company and the charterer when rates earned exceed a base rate defined in the agreements.  Because certain of such agreements provide that profit sharing be determined annually on the anniversary of delivery of the vessels onto the charters, the Company’s share, if any, will not be recognized until the charter anniversary date.  Agreements on two of the five vessels also provide the charterer with options to buy each of the vessels at the end of the charters in June 2009 at a fixed price, that will approximate its then book value.  As of June 30, 2005, the charterer has exercised its purchase option for one of the two vessels.

The components of the net periodic benefit cost for the Company’s domestic plans follow:

	IN THOUSANDS FOR THE THREE MONTHS ENDED JUNE 30,
	PENSION BENEFITS		OTHER BENEFITS
	2005	2004	2005	2004
Cost of benefits earned	$466	$383	$18	$24
Interest cost on benefit obligation	538	508	53	75
Expected return on plan assets	(627)	(578)	—	—
Amortization of prior-service costs	40	268	(64)	(39)
Amortization of transition obligation	—	—	5	5
Recognized net actuarial loss/(gain)	63	35	14	10
Net periodic benefit cost	$480	$616	$26	$75

	IN THOUSANDS FOR THE SIX MONTHS ENDED JUNE 30,
	PENSION BENEFITS		OTHER BENEFITS
	2005	2004	2005	2004
Cost of benefits earned	$932	$766	$36	$48
Interest cost on benefit obligation	1,076	1,016	106	149
Expected return on plan assets	(1,253)	(1,156)	—	—
Amortization of prior-service costs	79	536	(127)	(77)
Amortization of transition obligation	—	—	10	10
Recognized net actuarial loss/(gain)	126	70	28	20
Net periodic benefit cost	960	1,232	53	150
Loss on settlement	1,318	4,077	—	—
Net period benefit cost after settlement	$2,278	$5,309	$53	$150

There was no required contribution to the Company’s defined benefit plan for the 2004 plan year, and the Company believes that there will be no required contribution for the 2005 plan year, although it could make a deductible contribution of not more than $3,500,000.  As of June 30, 2005, no such contributions were made.

Other income consists of:

	IN THOUSANDS
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Investment income:
Interest and dividends	$2,788	$2,019	$6,110	$3,778
Realized gain on sale of securities, net	5,528	(12)	12,203	5,783
	8,316	2,007	18,313	9,561
Gain on sale of vessels	13,174	29	26,076	2,892
Gain on derivative transactions	91	—	292	—
Miscellaneous — net	(736)	31	289	(31)
	$20,845	$2,067	$44,970	$12,422

During the six months ended June 30, 2005, the Company sold two Foreign Flag Panamaxes (Diane and Mary Ann), one U.S. Flag Crude Tanker (Overseas Chicago) and its Suezmax (Eclipse).  During the six months ended June 30, 2004, the Company sold one U.S. Flag Crude Tanker (Overseas Boston).

In June 2005, the Company entered into an agreement to sell a 1994-built Aframax, the Bravery, for delivery in July 2005, at which time a gain of approximately $10,800,000 will be recognized.

Note N — Agreements with Executive Officers:

The Company entered into an agreement dated June 23, 2003 in connection with the retirement, effective December 31, 2003, of the Company’s former chief executive officer.  The agreement provided, among other matters, for the payment in January 2004 of the former chief executive officer’s unfunded, nonqualified pension plan obligation, at which time the Company recognized, as a charge to earnings, a settlement loss of $4,077,000 in accordance with the provisions of Statement of Financial Accounting Standards No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“FAS 88”).

The Company entered into an agreement dated January 31, 2005 with one of its senior officers in connection with his retirement, effective January 31, 2005.  The agreement provided, among other matters, for payments aggregating approximately $1,150,000 to be made to such senior officer in accordance with his severance protection agreement.  Accordingly, the Company recognized an expense of $1,150,000 in the first quarter of 2005.  The severance protection agreement also provided for the payment of the senior officer’s unfunded, nonqualified pension plan obligation in the first quarter of 2005.  At the time such payment of approximately $3,098,000 was made, the Company recognized, as a charge to earnings, a settlement loss of $1,318,000 in accordance with the provisions of FAS 88.

Note O — Legal Matters:

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s Foreign Flag Product Carrier, the Uranus, and the Company’s handling of waste oils.  The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before the grand jury.  The Company has been cooperating with the investigation and in 2004 and the first quarter of 2005, the Company made a total provision of $10 million (including $4 million in the first quarter of 2005) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation.  Management cannot reasonably estimate a range of such fines and contributions beyond the amount of the provision.  Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved or that the provision will be sufficient to cover total fines and contributions to environmental programs associated with a settlement of the investigation.

The Company has incurred costs of approximately $1,302,000 in the six months ended June 30, 2005 and $1,067,000 in the six months ended June 30, 2004 in connection with the above investigation.  Such costs have been included in general and administrative expenses. In the opinion of management any liability as a result of the U.S. investigation will likely not be material to the Company’s business or financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet consists of 95 vessels aggregating 12.4 million deadweight tons, including one vessel owned by a joint venture in which the Company has a 30% interest, three vessels that have been chartered in under capital leases, and 29 vessels that have been chartered in under operating leases. The Company has less than a 100% interest in seven of the chartered-in VLCCs, with an average participation interest of 38%, and three of the chartered-in Aframaxes, in which the Company has an average participation interest of 58%. In addition to its operating fleet of 95 vessels, bareboat charters for ten U.S. Flag Product Carriers are scheduled to commence upon delivery of the vessels between 2006 and 2010. Four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest.

Acquisition of Stelmar Shipping Ltd.

On January 20, 2005, OSG acquired Stelmar Shipping Ltd. (“Stelmar”), a leading provider of petroleum product and crude oil transportation services.  The operating results of Stelmar have been reflected in the Company’s financial statements commencing January 21, 2005.  Holders of Stelmar’s common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million.  Taking into account the assumption of Stelmar’s outstanding debt, the total purchase price was approximately $1.35 billion.  The Company funded the acquisition and the refinancing of Stelmar’s debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004.  Stelmar’s 40 vessel fleet consisted of 24 Handysize, 13 Panamax, and three Aframax tankers. Stelmar’s fleet includes two chartered-in Aframax and nine chartered-in Handysize vessels.

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

Overview

Freight rates generally softened in the second quarter as a result of the usual slowdown in shipping activity following the winter heating season and scheduled oil field and refinery maintenance.  Demand growth slowed from the unsustainably high levels achieved in 2004 because, unlike a year ago, China’s second quarter oil demand declined because artificially low domestic prices stunted oil product imports.  Despite this, total global oil demand in the quarter exceeded the comparable 2004 level. In anticipation of stronger demand in the fourth quarter and in response to a pronounced contango (when futures prices exceed spot prices) in international oil prices, refiners and utilities built oil inventories, accommodated by increased output from both OPEC and non-OPEC sources.  However, supply, as measured in days of forward demand cover, increased very little with respect to anticipated demand for the fourth quarter. It is widely anticipated that oil demand growth will accelerate in the second half of the year.  Countering the positive oil demand situation to some extent was growth in the tanker fleet caused by a sizable number of newbuilding deliveries. Moreover, a generally favorable earnings environment reduced the scrapping of older single hull tonnage that had been predicted to occur by the April 5, 2005 IMO deadline. Some vessels were modified to extend their MARPOL lives, while others trade in areas where the regulations do not apply.  However, as a result of the new EU and IMO regulations, the trading flexibility of single hull tonnage has been significantly reduced.  This has led to a clear two-tier market where double hull tankers receive a 5 to 10% premium over single hull vessels and generally incur less waiting time.

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

Foreign Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average	$32,200	$64,500	$46,800	$69,800
High	$54,600	$87,300	$109,500	$112,400
Low	$13,100	$40,200	$13,100	$39,000

During the second quarter of 2005, rates for modern VLCCs trading out of the Arabian Gulf averaged $32,200 per day, 48% lower than the previous quarter and 50% lower than the second quarter of 2004. Significant first quarter volatility was replaced by somewhat steadier rates in the second quarter of 2005, which ranged between $35,000 and $55,000 per day through mid May, then declined into late June to a low of $13,100 per day.  Rates have recovered dramatically since then and are approaching the highs of the second quarter.

The VLCC market in particular was negatively affected by a shift in trade flows.  Reduced Iraqi exports (most of which go to long haul western destinations) and extended refinery maintenance in the United States, contributed to a temporary reduction in long haul voyages from the Arabian Gulf to western destinations and growth in shorter voyages from the Arabian Gulf to eastern destinations.  The reduction in cargoes to western destinations forced modern double hull vessels to compete directly with older single hull vessels that are generally restricted to voyages to eastern destinations, putting additional downward pressure on rates.

Total global demand for oil was up 1% over the comparable year ago quarter, with most of the growth coming from developing regions, including Asia, Latin America, the Middle East and Africa.  Apparent second quarter oil demand in China was down almost 1% relative to a year ago due primarily to a sharp decline in oil product imports due to artificially low domestic price levels.  The lower product imports were partially offset by increased domestic refinery runs, which stimulated higher crude oil imports, benefiting VLCC employment.

Consuming nations rebuilt inventories in anticipation of stronger demand later in the year.  As of the end of the second quarter, world oil stocks were considerably above those of a year ago, but barely up in terms of days of forward demand cover, particularly with respect to forecasted demand for the fourth quarter.  In response to record oil prices, OPEC raised its production target level, effective July 1, from 27.5 million barrels per day (“b/d”) (actual OPEC-10 second quarter output) to 28.0 million b/d.

Expansion of the VLCC fleet exerted downward pressure on freight rates. There were four deletions during the first half of 2005 against nine (2.8 million dwt) deliveries in the first quarter and five (1.6 million dwt) deliveries in the second quarter.  The world VLCC fleet therefore grew to 466 vessels (135.9 million dwt) at June 30, 2005 from 456 vessels (132.7 million dwt) at the beginning of the year. Thirteen newbuilding orders (3.9 million dwt) were placed during the second quarter of 2005 compared with seven (2.1 million dwt) in the first quarter of 2005.  As a result, the orderbook increased to 93 vessels (28.2 million dwt) at June 30, 2005, equivalent to 20.8%, based on deadweight tons, of the existing VLCC fleet.

Foreign Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average	$28,400	$26,400	$32,700	$36,600
High	$49,000	$37,500	$65,000	$75,000
Low	$17,000	$14,000	$17,000	$14,000

Starting from a low of $17,000 per day in early April, Aframax freight rates rose to a high of $49,000 per day in mid May. For the entire quarter, rates averaged $28,400 per day, 23% less than the previous quarter but 8% more than the second quarter of 2004.  In April, Aframax lightering activity picked up in the U.S. Gulf with the arrival of a sizable number of VLCCs from the Middle East.  Most of these vessels were fixed in February, at a time when U.S. refiners were seeking to rebuild inventories of crude oil.   A collision between two tankers in the Dardanelles in early April and the grounding of a vessel in the Bosporus later in the same month caused delays, which spurred rates higher in the Mediterranean.  U.S. refinery throughput accelerated in the latter part of the quarter as maintenance drew to an end.

Non-OPEC oil production growth has been driven in recent years by the Former Soviet Union (“FSU”), where production reached an estimated 11.5 million b/d in the second quarter, 3.4% more than the second quarter of 2004.  This increase is more moderate than that of recent years as the Russian government has increased its control over the energy sector and the benefits of applying Western technology to existing fields are starting to show diminishing returns.  Russian exporters had an incentive to increase seaborne exports before June 1 in order to avoid a sharp increase in the crude export duty.  Consequently, Russian seaborne exports rose to a record 2.6 million b/d in May.  Second quarter seaborne exports were 3.6% over first quarter levels and 9.3% over levels in the second quarter a year ago.

While Latin American oil production has increased fairly sizably over the past year, largely from Brazilian offshore startup fields, Venezuelan production has continued to lag and remains below year ago levels.

The world Aframax fleet increased to 647 vessels (65.0 million dwt) at June 30, 2005 from 627 vessels (62.5 million dwt) at December 31, 2004, as Aframax deliveries exceeded deletions, exerting downward pressure on rates. As the pace of contracting fell behind the rate of deliveries, the orderbook decreased to 164 vessels (17.9 million dwt) at June 30, 2005, equivalent to 27.6%, based on deadweight tons, of the existing Aframax fleet.

Foreign Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average	$32,700	$28,300	$36,500	$35,500
High	$39,600	$33,200	$62,200	$55,000
Low	$23,100	$25,500	$23,100	$25,500

Rates for Panamaxes trading in crude and residual oils averaged $32,700 per day during the second quarter of 2005, 19% less than the previous quarter, but 16% more than the second quarter of 2004.  Similar to the first quarter, both U.S. crude and residual fuel oil imports outpaced year ago levels, boosting demand for quality double hull Panamaxes that operate in the Caribbean and the west coast of Central America.  As U.S. refiners adjusted their output mix in favor of lighter products, thus producing less fuel oil, some power utilities resorted to fuel oil imports as a viable alternative to high-priced natural gas.  In addition, the significant freight premium applied to double hull as opposed to single hull

Panamaxes operating in the Atlantic Basin led to the migration of some single hull vessels to the intra-Asian trade.

The world Panamax fleet rose to 302 vessels (20.0 million dwt) at June 30, 2005 from 290 vessels (19.1 million dwt) at December 31, 2004 as deliveries exceeded deletions.  Ten Panamaxes (0.6 million dwt) were ordered in the second quarter and 14 vessels (0.8 million dwt) were ordered in the first quarter of 2005.  The Panamax orderbook now stands at 183 vessels (12.1 million dwt), equivalent to 60.7%, based on deadweight tons, of the existing Panamax fleet.

Foreign Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers in the Caribbean
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average	$20,300	$20,000	$23,800	$24,600
High	$30,000	$24,500	$32,500	$34,500
Low	$13,500	$14,500	$13,500	$14,500

Rates for Handysize Product Carriers operating in the Caribbean trades averaged $20,300 per day during the second quarter of 2005, 26% less than the previous quarter, but 2% more than the corresponding quarter in 2004. High gasoline prices may have begun to dampen U.S. gasoline demand based on surveys indicating that some consumers intend to curtail their summer travel plans.  Despite this, the high price of gasoline in the U.S. left the arbitrage window with Western Europe open in the second quarter, resulting in higher gasoline imports relative to the first quarter and the comparable year ago period. U.S. refiners geared their throughput for distillate production mainly to rebuild inventories of heating oil, which began the quarter at a low level, to ensure adequate heating oil supplies for next winter. Substantial domestic output of distillates precluded an increase in imports of diesel fuel even as trucking demand remained strong.  Europe, which is becoming increasingly dependent on diesel fuel for its automobile fleet, continued to source part of its diesel requirements from the Caribbean.

The world Handysize fleet expanded to 536 vessels (22.2 million dwt) at June 30, 2005 from 524 vessels (21.5 million dwt) at December 31, 2004, as deliveries exceeded deletions. Newbuilding orders outpaced deliveries by a large margin and the Handysize orderbook increased to 201 vessels (9.2 million dwt) at June 30, 2005, equivalent to 41.4%, based on deadweight tons, of the existing Handysize fleet.

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

As of June 30, 2005, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $45,925,000 and an aggregate fair value of $73,968,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of June 30, 2005, aggregated $423,000.  None of the securities with unrealized losses as of June 30, 2005 had a fair value that had been materially below its carrying value for more than six months.

Income from Vessel Operations :

During the second quarter of 2005, TCE revenues increased by $71,537,000, or 46%, to $228,598,000 from $157,061,000 in the second quarter of 2004, resulting from a 3,518 day increase in revenue days, partially offset by a decrease in average daily TCE rates for VLCCs. During the second quarter of 2005, approximately 63% of the Company’s TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 80% in the second quarter of 2004.  In the second quarter of 2005, approximately 37% of TCE revenues were generated from time or bareboat charters (“term”) compared with 20% in the second quarter of 2004.  The increase in percentage contribution from term charters reflects the time charter focus of the former Stelmar fleet.

During the first six months of 2005, TCE revenues increased by $149,742,000, or 43%, to $495,785,000 from $346,043,000 in the first six months of 2004 principally because of a 6,504 day increase in revenue days. In the first six months of 2005, approximately 69% of the Company’s TCE revenues were derived in the spot market compared with 84% in the first six months of 2004. In the first six months of 2005, approximately 31% of the Company’s TCE revenues were generated from term charters compared with 16% in the first six months of 2004.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the second quarter of 2005, income from vessel operations increased by $19,620,000, or 24%, to $102,698,000 from $83,078,000 in the second quarter of 2004. During the first six months of 2005, income from vessel operations increased by $46,958,000, or 23%, to $247,904,000 from $200,946,000 in the first six months of 2004.  The improvement resulted principally from an increase in revenue days as a result of the Stelmar acquisition.  See Note D to the condensed financial statements for additional information on the Company’s segments, including equity in income of joint ventures.  Information with respect to the Company’s proportionate share of revenue days for vessels operating in joint ventures is shown below in the discussion of “Equity in Income of Joint Ventures.”

Foreign Flag Crude Tankers

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
TCE revenues (in thousands)	$157,695	$128,206	$362,890	$282,353
Vessel expenses (in thousands)	(23,518)	(16,427)	(44,974)	(32,654)
Time and bareboat charter hire expenses (in thousands)	(16,462)	(10,626)	(34,144)	(15,060)
Depreciation and amortization (in thousands)	(25,560)	(18,994)	(49,403)	(37,804)
Income from vessel operations (in thousands)(a)	$92,155	$82,159	$234,369	$196,835
Average daily TCE rate	$36,127	$42,257	$43,027	$47,930
Average number of vessels (b)	41.6	31.0	40.3	30.7
Average number of vessels chartered in under operating leases	7.4	3.8	7.0	2.7
Number of revenue days(c)	4,365	3,034	8,434	5,891
Number of ship-operating days, owned vessels(d)	3,789	2,821	7,287	5,586
Number of ship-operating days, vessels time chartered-in under operating leases	672	343	1,277	488

(a)          Income from vessel operations by segment is before general and administrative expenses.

(b)         The average is calculated to reflect the addition and disposal of vessels during the period.

(c)          Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs,  drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)         Ship-operating days represent calendar days.

Daily TCE rates earned by certain classes of vessels operating in the Foreign Flag Crude Tankers segment for the three month and six month periods ended June 30, 2005 and 2004 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
V-Pluses	$47,324	$—	$47,324	$—
VLCCs	48,944	57,163	65,835	65,464
Aframaxes (a)	29,891	28,995	33,605	32,626
Panamaxes	29,065	17,770	27,056	17,110

(a)  Excluding impact of long-term charters assumed in connection with the acquisition of Stelmar, daily TCE rates were $31,377 for the three months ended June 30, 2005 and $35,353 for the six months ended June 30, 2005.

Revenue days for the above classes of vessels for the three month and six month periods ended June 30, 2005 and 2004 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
V-Pluses	60	—	60	—
VLCCs	1,474	1,557	2,946	3,023
Aframaxes	1,561	1,207	3,084	2,349
Panamaxes	1,181	179	2,176	337

During the second quarter of 2005, TCE revenues for the Foreign Flag Crude Tankers segment increased by $29,489,000, or 23%, to $157,695,000 from $128,206,000 in the second quarter of 2004.  This improvement in TCE revenues resulted principally from an increase in the number of revenue days, partially offset by a decrease in the average rate earned for VLCCs.  TCE revenues for the second quarter of 2005 reflect a gain of $1,178,000 generated by forward freight agreements compared with a loss of $199,000 in the second quarter of 2004.  TCE revenues for the second quarter of 2005 also include profit sharing of $7,796,000 on two Panamaxes, which is determined annually and recognized on the anniversary of delivery of the vessels onto the charters.  Revenue days increased by 1,331 principally for the following reasons, partially offset by a reduction of 320 days attributable to the sale of two VLCCs (Olympia and Dundee), one Suezmax (Eclipse) and two Panamaxes (Diane and Mary Ann) subsequent to June 30, 2004:

•                  the acquisition of Stelmar adding three Aframaxes (two of which are bareboat chartered in) and 13 Panamaxes;

•                  the purchase of our partner’s 50.1% interest in a company that owned four V Pluses and the subsequent sale of two of such vessels to the former joint venture partner, resulted in OSG owning 100% of the TI Oceania and TI Africa from June 1, 2005;

•                  the participation in the charter-in of four VLCCs, which commenced between April 2004 and May 2005; and

•                  the participation in the charter-in of one Aframax, which commenced in September 2004.

Vessel expenses increased by $7,091,000 to $23,518,000 in the second quarter of 2005 from $16,427,000 in the prior year’s second quarter principally due to the addition of the sixteen Stelmar vessels. Time and bareboat charter hire expenses increased by $5,836,000 to $16,462,000 in the second quarter of 2005 from $10,626,000 in the second quarter of 2004 as a result of the inclusion of six chartered-in vessels discussed above.  The charter-in agreements for five of the VLCCs provide for profit sharing with the vessels’ owners when TCE rates exceed the base rates in the charters.  Depreciation and amortization increased by $6,566,000 to $25,560,000 from $18,994,000 in the second quarter of 2004 principally because of the net vessel additions discussed above.

During the first six months of 2005, TCE revenues for the Foreign Flag Crude Tankers segment increased by $80,537,000, or 29%, to $362,890,000 from $282,353,000 in the first six months of 2004. This improvement in TCE revenues resulted principally from an increase in the number of revenue days.

TCE revenues for the first six months of 2005 reflect a gain of $1,178,000 generated by forward freight agreements compared with a loss of $179,000 in the first six months of 2004.  TCE revenues for the first six months of 2005 also include profit sharing of $7,796,000 on two Panamaxes, which is determined annually and recognized on the anniversary of the delivery of the vessels onto the charters.  Revenue days increased by 2,543 principally for the following reasons and a decrease of 52 drydock days during which vessels were out of service, offset by a reduction of 572 days attributable to the vessel sales discussed above:

•                  the acquisition of Stelmar adding three Aframaxes (two of which are bareboat chartered in) and 13 Panamaxes;

•                  the purchase of our partner’s 50.1% interest in a company that owned four V Pluses and the subsequent sale of two of such vessels to the former joint venture partner, resulted in OSG owning 100% of the TI Oceania and TI Africa from June 1, 2005;

•                  the participation in the charter-in of seven VLCCs, which commenced between February 2004 and May 2005; and

•                  the participation in the charter-in of three Aframaxes, which commenced between March and September 2004.

Vessel expenses increased by $12,320,000 to $44,974,000 in the first six months of 2005 from $32,654,000 in the first six months of 2004 principally due to the addition of the sixteen Stelmar vessels. Time and bareboat charter hire expenses increased by $19,084,000 to $34,144,000 in the first six months of 2005 from $15,060,000 in the first six months of 2004 as a result of the charter-in agreements discussed above. Depreciation and amortization increased by $11,599,000 to $49,403,000 in the first six months of 2005 from $37,804,000 in the first six months of 2004 principally because of the net vessel additions discussed above.

In June 2005, the Company entered into an agreement to sell a 1994-built Aframax, Bravery, for delivery in July 2005.

Foreign Flag Handysize Product Carriers

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
TCE revenues (in thousands)	$42,638	$5,540	$78,596	$12,329
Vessel expenses (in thousands)	(12,770)	(2,045)	(22,789)	(4,181)
Time and bareboat charter hire expenses (in thousands)	(6,150)	—	(10,803)	—
Depreciation and amortization (in thousands)	(8,508)	(1,264)	(15,049)	(2,455)
Income from vessel operations (in thousands)	$15,210	$2,231	$29,955	$5,693
Average daily TCE rate	$17,186	$16,538	$17,431	$18,680
Average number of vessels	16.0	4.0	14.7	4.0
Average number of vessels chartered in under operating leases	12.0	—	10.7	—
Number of revenue days	2,481	335	4,509	660
Number of ship-operating days, owned vessels	1,456	364	2,652	728
Number of ship-operating days, vessels bareboat chartered-in under operating leases	1,092	—	1,936	—

During the second quarter of 2005, TCE revenues for the Foreign Flag Handysize Product Carriers segment increased by $37,098,000, or 670%, to $42,638,000 from $5,540,000 in the second quarter of 2004.   This increase in TCE revenues resulted principally from an increase of 2,146 in revenue days attributable to the acquisition of Stelmar, which added 24 Handysize Product Carriers (nine of which are bareboat chartered-in) to the Company’s fleet. Vessel expenses, time and bareboat charter hire expenses and depreciation and amortization increased in the second quarter of 2005 compared with the second quarter of 2004 as a result of the vessel additions discussed above.  In addition, in November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005, for four of its double-sided Handysize Product Carriers.  The leases are classified as operating leases.  The sale-leaseback transactions increase bareboat charter expenses by approximately $1,200,000 per quarter, with a corresponding decrease in depreciation of approximately $800,000 per quarter.

During the first six months of 2005, TCE revenues for the Foreign Flag Handysize Product Carriers segment increased by $66,267,000, or 537%, to $78,596,000 from $12,329,000 in the first six months of 2004. This increase in TCE revenues resulted principally from an increase of 3,849 in revenue days attributable to the acquisition of Stelmar. Vessel expenses, time and bareboat charter hire expenses and depreciation and amortization increased in the first six months of 2005 compared with the first six months of 2004 for the reasons discussed in the preceding paragraph.

Other Foreign Flag

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
TCE revenues (in thousands) (a)	$6,845	$5,293	$13,129	$14,054
Vessel expenses (in thousands)	(444)	(116)	(5,323)	(427)
Time and bareboat charter hire expenses (in thousands)	(2,885)	(3,311)	(5,843)	(6,620)
Depreciation and amortization (in thousands)	(803)	(507)	(1,667)	(1,006)
Income from vessel operations (in thousands)	$2,713	$1,359	$296	$6,001
Average daily TCE rate (a)	$27,513	$27,284	$28,116	$36,222
Average number of vessels	—	—	—	—
Average number of vessels chartered in under operating leases	2.1	2.1	2.1	2.1
Number of revenue days	181	194	361	388
Number of ship-operating days, vessels time chartered-in under operating leases	193	194	386	388

(a)  TCE revenues include inter-segment commercial management fees of $1,862 for the three months ended June 30, 2005 and $2,976 for the six months ended June 30, 2005.  Such amounts have been excluded in the calculation of the average daily TCE rate.

As of June 30, 2005, the Company also operates two Foreign Flag Dry Bulk Carriers. The two Dry Bulk Carriers commenced three-year time charters in early 2004, at which time they were withdrawn from the pool of Capesize vessels in which they had participated since 2000.

Vessel expenses in the first six months of 2005 decreased marginally compared with the first six months of 2004, excluding a $4,000,000 increase in the reserve for the U.S. Department of Justice investigation and a $1,243,000 increase in the reserve ($378,000 of which was recorded in the second quarter of 2005) for the settlement of certain crew benefits (principally related to years prior to 2004).

U. S. Flag Segment

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
TCE revenues (in thousands)	$21,420	$18,022	$41,170	$37,307
Vessel expenses (in thousands)	(7,541)	(6,117)	(14,987)	(12,305)
Time and bareboat charter hire expenses (in thousands)	(524)	(504)	(1,032)	(1,009)
Depreciation and amortization (in thousands)	(5,219)	(4,666)	(10,330)	(8,376)
Income from vessel operations (in thousands)	$8,136	$6,735	$14,821	$15,617
Average daily TCE rate	$23,616	$21,128	$23,352	$22,972
Average number of vessels	8.0	7.5	8.0	6.9
Average number of vessels chartered in under operating leases	2.0	2.0	2.0	2.0
Number of revenue days	907	853	1,763	1,624
Number of ship-operating days, owned vessels	726	678	1,446	1,267
Number of ship-operating days, vessels bareboat chartered-in under operating leases	182	182	362	364

As of June 30, 2005, the U.S. Flag segment consisted of the following:

•                  two Crude Tankers, which are bareboat chartered at fixed rates to Alaska Tanker Company, LLC (“ATC”);

•                  four Product Carriers, which are on time or bareboat charter;

•                  one Pure Car Carrier, which is on time charter; and

•                  two Bulk Carriers that transport U. S. foreign aid grain cargoes on voyage charters.

During the second quarter of 2005, TCE revenues for the U.S. Flag segment increased by $3,398,000, or 19%, to $21,420,000 from $18,022,000 in the second quarter of 2004. This increase in TCE revenues resulted from an increase in revenue days and an increase of $2,488 per day in the average daily TCE rate. Revenue days increased due to the purchase of two Product Carriers, the Puget Sound and Galena Bay, in April 2004.  Vessel expenses increased by $1,424,000 to $7,541,000 in the second quarter of 2005 from $6,117,000 in the second quarter of 2004, and depreciation and amortization increased by $553,000 to $5,219,000 in the second quarter of 2005 from $4,666,000 in the second quarter of 2004, as a result of the vessel additions discussed above.

During the first six months of 2005, TCE revenues for the U.S Flag segment increased by $3,863,000, or 10%, to $41,170,000 from $37,307,000 in the first six months of 2004. This increase in TCE revenues resulted principally from an increase in revenue days.  Revenue days increased due to the vessel purchases discussed above, partially offset by the sale of a Crude Tanker, Overseas Boston, in February 2004. Vessel expenses increased by $2,682,000 to $14,987,000 in the first six months of 2005 from $12,305,000 in the first six months of 2004, and depreciation and amortization increased by $1,954,000 to $10,330,000 in the first six months of 2005 from $8,376,000 in the first six months of 2004 as a result of the vessel additions discussed above.

The October 2004 conversion of the bareboat charter on the Puget Sound to a time charter accounted for increases in TCE revenues and vessel expenses of $2,519,000 and $1,509,000 (for the three months ended June 30, 2005 compared with the three months ended June 30, 2004) and $4,045,000 and

$2,908,000 (for the six months ended June 30, 2005 compared with the six months ended June 30, 2004), respectively.

One of the Crude Tankers, the Overseas Chicago, was sold in late-June 2005, upon its redelivery from a long-term charter.

General and Administrative Expenses

During the second quarter of 2005, general and administrative expenses increased by $6,110,000 to $15,516,000 from $9,406,000 in the second quarter of 2004 principally because of the following items:

•                  expenses of the Athens office aggregating $3,550,000, which include integration costs of $717,000; and

•                  an increase in rent expense of approximately $900,000 primarily related to office moves in New York and Newcastle.

During the first six months of 2005, general and administrative expenses increased by $8,337,000 to $31,537,000 from $23,200,000 in the first six months of 2004 principally because of the following items:

•                  expenses of the Athens office aggregating $5,615,000, which include integration costs of $819,000;

•                  an increase in compensation related to stock options and restricted stock of $644,000;

•                  severance related payments aggregating $1,150,000 recognized in connection with the retirement of a senior officer in January 2005; and

•                  an increase in rent expense of approximately $1,800,000 primarily related to office moves in New York and Newcastle.

The above increases in the six month period ended June 30, 2005 compared with the comparable period in 2004 were partially offset by a reduction of $2,759,000 in settlement losses recognized in connection with the payment of unfunded, non qualified pension plan obligations.

Equity in Income of Joint Ventures:

During the second quarter of 2005, equity in income of joint ventures increased by $9,646,000 to $12,664,000 from $3,018,000 in the second quarter of 2004, principally due to the impact of the delivery of four V Pluses in July 2004 to a joint venture in which the Company had a 49.9% interest.  On June 1,  2005, the Company acquired its partner’s 50.1% interest in the joint venture that owned the four V Pluses (see Note E to the condensed financial statements).  Two of the four V Pluses are now included in the Foreign Flag Crude Tankers segment.

During the first six months of 2005, equity in income of joint ventures increased by $23,339,000 to $30,337,000 from $6,998,000 in the same period of 2004, principally due to the addition of the V Pluses as described above.

The following table is a summary of the Company’s interest in its joint ventures, excluding ATC (see discussion below), and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are averages as of June 30, 2005 and 2004. The Company’s actual ownership percentages for these joint ventures ranged from 30% to 50%.

	THREE MONTHS ENDED JUNE 30, 2005		THREE MONTHS ENDED JUNE 30, 2004
	REVENUE DAYS	% OF OWNERSHIP	REVENUE DAYS	% OF OWNERSHIP
V Pluses operating in the spot market	122	0.0%	—	0.0%
VLCCs operating in the spot market	27	30.0%	27	30.0%
One Aframax participating in Aframax International pool	10	0.0%	46	50.0%
Total	159	30.0%	73	40.0%

	SIX MONTHS ENDED JUNE 30, 2005		SIX MONTHS ENDED JUNE 30, 2004
	REVENUE DAYS	% OF OWNERSHIP	REVENUE DAYS	% OF OWNERSHIP
V Pluses operating in the spot market	301	0.0%	—	0.0%
VLCCs operating in the spot market	54	30.0%	80	30.0%
One Aframax participating in Aframax International pool	53	0.0%	91	50.0%
Total	408	30.0%	171	40.0%

In April 2005, the joint venture that owned the Aframax, Compass I, sold its vessel and recognized a gain of $11,349,000.

Additionally, the Company has a 37.5% interest in ATC, a company that has operated U.S. Flag tankers to transport Alaskan crude oil for BP.  ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards.  Such income is included in the U.S. Flag segment.

Interest Expense:

The components of interest expense are as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Interest before impact of swaps and capitalized interest	$24,352	$14,461	$45,434	$27,695
Impact of swaps	2,060	4,398	4,843	8,880
Capitalized interest	(843)	—	(1,877)	(201)
Interest expense	$25,569	$18,859	$48,400	$36,374

Interest expense increased by $6,710,000 to $25,569,000 in the second quarter of 2005 from $18,859,000 in the second quarter of 2004 as a result of increases in the average amount of debt outstanding of $639,000,000, which is attributable to the Stelmar acquisition, and the average rate paid on floating rate debt of 160 basis points to 3.9% from 2.3% in the comparable quarter of 2004. The impact of floating-to-fixed interest rate swaps that qualify as cash flow hedges increased interest expense by $2,060,000 in the second quarter of 2005 compared with an increase of $4,398,000 in the second quarter of 2004. Interest capitalized in 2005 relates to amounts advanced by the Company to a 49.9% owned joint venture constructing four LNG Carriers. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at June 30, 2005 and 2004 was 5.6% and 7.1%, respectively.

Interest expense increased by $12,026,000 to $48,400,000 in the first six months of 2005 from $36,374,000 in the first six months of 2004 as a result of increases in the average amount of debt outstanding of $646,000,000, which is attributable to the Stelmar acquisition, and the average rate paid on floating debt of 140 basis points to 3.7% from 2.3% in the first six months of 2004. The impact of floating-to-fixed interest rate swaps increased interest expense by $4,843,000 in the first six months of 2005 compared with an increase of $8,880,000 in the first six months of 2004.

Interest expense for the three and six month periods ended June 30, 2005 includes the write-off of $1,607,000 of deferred debt expense related to debt assumed in connection with the acquisition of our partner’s interest in the joint venture that owned the four V Pluses.  Such debt was repaid during June 2005.

Provision for Federal Income Taxes:

The credits for income taxes for the three and six month periods ended June 30, 2005 are based on the pre-tax income/(loss) of the Company’s U.S. subsidiaries, adjusted to reflect items that are not subject to tax.

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004, which reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Therefore, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  Because the Company intends to indefinitely reinvest these earnings in foreign operations, no provision for U.S. income taxes on the earnings from shipping operations of its foreign subsidiaries is required commencing in 2005.

Liquidity and Sources of Capital:

Working capital at June 30, 2005 was approximately $148,000,000 compared with $445,000,000 at December 31, 2004. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $283,000,000 at June 30, 2005.  Net cash provided by operating activities in the first six months of 2005 was more than $259,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2005) compared with $189,000,000 in the first six months of 2004. Net cash provided by operating activities in the first six months of 2005 reflects $91,100,000 of payments with respect to 2004 federal income taxes compared with $15,000,000 in the comparable 2004 period made with respect to 2003 federal income taxes.  Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to June 30, 2005, compared with the actual TCE rates achieved during the first six months of 2005, will have a negative comparative impact on the amount of cash provided by operating activities.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet.

In January 2005, the Company concluded two new debt agreements aggregating $675,000,000.  The proceeds from these borrowings were used to fund the acquisition of Stelmar and refinance its debt.  One of the agreements is a $500,000,000 seven-year unsecured revolving credit agreement.  Borrowings under this facility bear interest at a rate based on LIBOR and the terms, conditions and financial covenants contained therein are comparable to those contained in the Company’s existing long-term facilities.  The other agreement is a $175,000,000 term loan secured by five of Stelmar’s Handysize Product Carriers.  The secured loan has a term of 12 years (with an average life of eight years) and bears interest at a rate based on LIBOR.

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

As of June 30, 2005, OSG had $1,285,000,000 of long-term unsecured credit availability, of which $581,000,000 was unused. The Company’s six long-term revolving credit facilities mature in 2006 ($200,000,000), 2008 ($30,000,000), 2009 ($300,000,000), 2011 ($255,000,000) and 2012 ($500,000,000). The Company also had two short-term credit facilities aggregating $65,000,000, of which $40,000,000 was unused as of June 30, 2005.

In July 2005, the Company prepaid the outstanding balance, $87,000,000, of a term loan, secured by two of its VLCCs, with funds obtained under its long-term unsecured revolving credit facilities.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of June 30, 2005.  Existing financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

In addition, the secured nature of a portion of OSG’s debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company’s ability to obtain other financing.

Off-Balance Sheet Arrangements

In November 2004, the Company formed a joint venture whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers.  Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II).  The aggregate construction cost for such newbuildings of $908,000,000 will be financed by the joint venture through long-term bank financing and partner contributions.  OSG has advanced $90,635,000 to such joint venture as of June 30, 2005, representing its share of working capital and the first installment under the construction contracts.  The aggregate unpaid contract costs of $726,500,000 will be funded through bank financing that will be nonrecourse to the partners.  In June 2005, the joint venture entered into forward start floating-to-fixed interest rate swaps with a major financial institution that are being accounted for as cash flow hedges.  The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR.  These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.  As of June 30, 2005, the joint venture has recorded a liability of $18,060,000 in other liabilities for the fair value of these swaps.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of June 30, 2005 follows (in thousands):

	Balance of 2005	2006	2007	2008	2009	Beyond 2009	Total
Debt (1)	$72,177	$116,046	$109,689	$108,466	$107,242	$1,824,010	$2,337,630
Obligations under capital leases (1)	8,363	11,882	11,882	11,888	10,808	16,985	71,808
Operating lease obligations (chartered-in vessels) (2)	49,104	89,548	94,747	108,780	110,022	454,101	906,302

(1)          Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt ($1,099,905 as of June 30, 2005) have been estimated based on the fixed rates stated in related floating to fixed interest rate swaps, where applicable, or the LIBOR rate at June 30, 2005.  The Company has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate.  These agreements contain no leverage features and have various maturity dates from August 2005 to August 2014.  As of June 30, 2005, the interest rate swaps effectively convert the Company’s interest rate exposure on $371,678 from a floating rate based on LIBOR to an average fixed rate of 6.1%

(2)          As of June 30, 2005, the Company had chartered in 40 vessels on leases that are accounted for as operating leases.  The Company’s participation interest in eight VLCCs (excluding the 100% interest in the Meridian Lion) and three Aframaxes averaged 35% and 58%, respectively.  Certain of these leases provide the Company with various renewal and purchase options.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net income	$114,161	$45,404	$279,080	$121,592
Provision for federal income taxes	(3,523)	23,900	(4,269)	62,400
Interest expense	25,569	18,859	48,400	36,374
Depreciation and amortization	40,090	25,431	76,449	49,641
EBITDA	$176,297	$113,594	$399,660	$270,007

Ratios of Earnings to Fixed Charges

The ratios of earnings to fixed charges for the six months ended June 30, 2005 and 2004 were 5.4x and 5.6x, respectively.  The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges.  Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

Earnings Per Share:

The following table presents comparative per share amounts for net income, adjusted for the effects of vessel sales and securities transactions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Basic net income per share	$2.89	$1.15	$7.08	$3.13
(Gain) on sale of vessels*	(.32)	—	(.65)	(.05)
(Gain) on securities transactions**	(.09)	(.01)	(.20)	(.12)
	$2.48	$1.14	$6.23	$2.96

*                 Based on amounts reported in Note M to the condensed financial statements, reduced, in the 2005 periods only with respect to the sale of U.S. Flag vessels and in the 2004 periods for all vessel sales, by federal income taxes calculated at 35%.

**          Represents the realized gain on sale of securities (as reported in Note M), reduced by federal income taxes calculated at 35%, as adjusted by the change in the valuation allowance in the 2004 periods.

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

The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company’s leverage. As of June 30, 2005, there was no balance outstanding under such facility.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of June 30, 2005 and for the three month and six month periods ended June 30, 2005 and 2004 are unaudited; however, such financial statements have been reviewed by the Company’s independent public accounting firm.

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

Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2005 including timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act.  There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this quarterly report.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s Foreign Flag Product Carrier, the Uranus, and the Company’s handling of waste oils.  The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before the grand jury.  The Company has been cooperating with the investigation and in 2004 and the first quarter of 2005, the Company made a total provision of $10 million (including $4 million in the first quarter of 2005) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation.  Management cannot reasonably estimate a range of such fines and contributions beyond the amount of the provision.  Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved or that the provision will be sufficient to cover total fines and contributions to environmental programs associated with a settlement of the investigation.

Item 4.         Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 7, 2005, the stockholders elected twelve directors, each for a term of one year and ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year 2005. A total of 36,624,108 shares were voted with respect to each of the aforementioned matters and there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

NUMBER OF SHARES

NAME OF NOMINEE FOR DIRECTOR	VOTED FOR	WITHHELD AUTHORITY TO VOTE

Morten Arntzen	36,348,904	275,204
Oudi Recanati	36,029,351	594,757
G. Allen Andreas III	36,542,989	81,119
Alan R. Batkin	35,498,099	1,126,009
Thomas B. Coleman	36,538,301	85,807
Charles A. Fribourg	36,537,881	86,227
Stanley Komaroff	34,940,320	1,683,788
Solomon N. Merkin	36,338,439	285,669
Joel I. Picket	36,349,998	274,110
Ariel Recanati	36,346,823	277,285
Thomas F. Robards	36,534,322	89,786
Michael J. Zimmerman	36,542,168	81,940

The resolution to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was adopted by a vote of 36,174,572 shares in favor, 437,194 shares against and 12,342 shares abstained.

Item 6.         Exhibits

See Exhibit Index on page 44.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 2005 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows and changes in shareholders’ equity for the six month periods ended June 30, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

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

August 2, 2005

OVERSEAS SHIPHOLDING GROUP, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 2, 2005	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: August 2, 2005	/s/ Myles R. Itkin
Myles R. Itkin
Senior Vice President, Chief Financial Officer and
Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.