Form 10-Q
period 2005-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2005-11-03
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-2637623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

666 Third Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☒  NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares outstanding as of October 31, 2005 –  39,448,341

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$140,120	$479,181
Voyage receivables	90,919	144,237
Other receivables	39,087	12,815
Inventories and prepaid expenses	13,335	9,384
Total Current Assets	283,461	645,617

Capital Construction Fund	294,037	268,414
Vessels, at cost, less accumulated depreciation of $461,153 and $462,661	2,639,389	1,411,953
Vessels under Capital Leases, less accumulated amortization of $69,605 and $64,441	37,958	34,668
Vessel Held for Sale	—	9,744
Investments in Joint Ventures	106,841	227,701
Other Assets	88,072	82,701
Total Assets	$3,449,758	$2,680,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and sundry liabilities and accrued expenses	$80,773	$80,047
Federal income taxes	—	90,943
Short-term debt and current installments of long-term debt	60,165	25,024
Current obligations under capital leases	6,774	4,729
Total Current Liabilities	147,712	200,743

Long-term Debt	1,342,976	863,466
Obligations under Capital Leases	44,002	42,717
Deferred Federal Income Taxes ($109,540 and $105,424), Deferred Credits and Other Liabilities	149,769	147,500

Shareholders’ Equity	1,765,299	1,426,372
Total Liabilities and Shareholders’ Equity	$3,449,758	$2,680,798

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT. 30, 2005	SEPT. 30, 2004	SEPT. 30, 2005	SEPT. 30, 2004
Shipping Revenues:
Time and bareboat charter revenues, including vessels operating in pools, $3,101, $4,679, $12,459 and $15,124 received from a 37.5% owned joint venture and $12,220 and $39,710 in 2005 received from a 50% owned joint venture	$185,082	$163,072	$656,186	$488,572
Voyage charter revenues	18,121	8,881	60,808	41,733
	203,203	171,953	716,994	530,305
Voyage expenses	(8,443)	(4,065)	(26,449)	(16,374)
Time Charter Equivalent Revenues	194,760	167,888	690,545	513,931

Ship Operating Expenses:
Vessel expenses	42,866	24,697	130,938	74,264
Time and bareboat charter hire expenses	26,403	16,818	78,226	39,507
Depreciation and amortization	39,995	25,368	116,444	75,009
General and administrative	13,495	9,294	45,032	32,494
Total Ship Operating Expenses	122,759	76,177	370,640	221,274

Income from Vessel Operations	72,001	91,711	319,905	292,657
Equity in Income of Joint Ventures	1,851	12,024	32,188	19,022
Operating Income	73,852	103,735	352,093	311,679
Other Income	21,552	16,295	66,522	28,717
	95,404	120,030	418,615	340,396
Interest Expense	22,639	18,809	71,039	55,183

Income before Federal Income Taxes	72,765	101,221	347,576	285,213
Provision/(Credit) for Federal Income Taxes	700	32,700	(3,569)	95,100
Net Income	$72,065	$68,521	$351,145	$190,113

Weighted Average Number of Common Shares Outstanding:
Basic	39,445,347	39,368,594	39,442,633	39,021,687
Diluted	39,513,752	39,424,207	39,508,564	39,083,569

Per Share Amounts:
Basic net income	$1.83	$1.74	$8.90	$4.87
Diluted net income	$1.82	$1.74	$8.89	$4.86
Cash dividends declared	—	—	$0.525	$0.525

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPT. 30, 2005	SEPT. 30, 2004

Net cash provided by operating activities	$332,546	$256,534

Cash Flows from Investing Activities:
Expenditures for vessels, including $9,332 in 2004 related to vessels under construction	(1,905)	(51,130)
Proceeds from disposal of vessels	434,641	44,104
Acquisition of interests in joint ventures that own VLCCs	—	(2,292)
Acquisition of interest in joint venture that owns four V-Pluses	(69,145)	—
Acquisition of Stelmar Shipping Ltd., net of cash acquired of $107,911	(742,433)	—
Investments in and advances to joint ventures	(8,439)	(123,213)
Distributions from joint ventures	20,853	—
Purchases of other investments	(709)	(256)
Proceeds from dispositions of other investments	15,946	8,535
Other – net	(680)	(584)
Net cash (used in) investing activities	(351,871)	(124,836)

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	—	115,513
Issuance of long-term debt, net of issuance costs	781,268	158,784
Payments on debt and obligations under capital leases	(1,080,061)	(43,002)
Cash dividends paid	(20,710)	(20,642)
Issuance of common stock upon exercise of stock options	187	3,277
Other – net	(420)	(868)
Net cash provided by/(used in) financing activities	(319,736)	213,062

Net (decrease)/increase in cash and cash equivalents	(339,061)	344,760
Cash and cash equivalents at beginning of period	479,181	74,003
Cash and cash equivalents at end of period	$140,120	$418,763

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

				Unearned			Accumulated
		Paid-in		Compensation			Other
	Common	Additional	Retained	Restricted	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Stock	Shares	Amount	Income/(Loss)**	Total
Balance at January 1, 2005	$40,791	$199,054	$1,203,528	$(1,360)	1,391,280	$(17,579)	$1,938	$1,426,372
Reclassification upon adoption of FAS 123(R)		(1,360)		1,360				—
Net Income			351,145					351,145
Net Unrealized Holding Gains on Available-For-Sale Securities							3,719	3,719
Effect of Derivative Instruments							2,856	2,856
Minimum Pension Liability							97	97
Comprehensive Income								357,817	***
Cash Dividends Declared			(20,710)					(20,710)
Deferred Compensation Related to Options Granted		551						551
Issuance of Restricted Stock Awards		(487)			(43,916)	487		—
Amortization of Restricted Stock Awards		970						970
Options Exercised and Employee Stock Purchase Plan		124			(4,946)	63		187
Tax Benefit Related to Options Exercised		112						112
Balance at September 30, 2005	$40,791	$198,964	$1,533,963	$—	1,342,418	$(17,029)	$8,610	$1,765,299

Balance at January 1, 2004	$39,591	$108,549	$829,824	$—	3,685,326	$(48,454)	$(12,435)	$917,075
Net Income			190,113					190,113
Net Unrealized Holding Gains on Available-For-Sale Securities							2,972	2,972
Effect of Derivative Instruments							4,996	4,996
Comprehensive Income								198,081	***
Cash Dividends Declared			(20,642)					(20,642)
Issuance of Common Stock	1,200	87,299			(2,000,000)	27,014		115,513
Issuance of Restricted Stock Award		1,148		(1,785)	(50,000)	637		—
Amortization of Restricted Stock Award				312				312
Options Exercised and Employee Stock Purchase Plan		416			(215,610)	2,861		3,277
Tax Benefit Related to Options Exercised		1,137						1,137
Balance at September 30, 2004	$40,791	$198,549	$999,295	$(1,473)	1,419,716	$(17,942)	$(4,467)	$1,214,753

*                                         Par value $1 per share; 60,000,000 shares authorized; and 40,790,759 shares issued at September 30, 2005 and December 31, 2004.

**                                  Amounts are net of tax.

***                           Comprehensive income for the three month periods ended September 30, 2005 and 2004 was $76,500 and $67,741, respectively.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet for December 31, 2004 has been reclassified to conform with the 2005 presentation of certain items.

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

Note B — Change in Accounting Principle:

At September 30, 2005, the Company had three stock-based compensation plans under which options have been granted.  These plans are described in Note J to the Company’s 2004 Annual Report on Form 10-K.

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“FAS 123(R)”), “Share-Based Payment,” amending Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requiring that all share-based payments to employees be recognized in the financial statements at fair value.

Prior to January 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations, as permitted by FAS 123.  No stock-based employee compensation cost was recognized in the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2004, because options granted under those plans had an exercise price equal to the market value of the stock on the date of grant.  Effective January 1, 2005, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified-prospective transition method.  Under that transition method, compensation cost recognized in the three month and nine month periods ended September 30, 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).  Results for prior periods have not been restated.

The following table presents the effects on net income and net income per share as if the Company had not applied the fair value recognition provisions of FAS 123(R) and continued to account for stock-based compensation under APB 25 for the three month and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

	THREE MONTHS ENDED SEPT. 30, 2005	NINE MONTHS ENDED SEPT. 30, 2005
Net income, as reported	$72,065	$351,145
Add: Total stock-based compensation expense recognized under fair value based method for all awards, net of tax of $57 and $189	107	352
Pro forma net income	$72,172	$351,497
Per share amounts:
Basic – as reported	$1.83	$8.90
Basic – pro forma	$1.83	$8.91

Diluted – as reported	$1.82	$8.89
Diluted – pro forma	$1.83	$8.90

The following table presents the effects on net income and net income per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation for the three month and nine month periods ended September 30, 2004 (in thousands, except per share amounts):

	THREE MONTHS ENDED SEPT. 30, 2004	NINE MONTHS ENDED SEPT. 30, 2004
Net income, as reported	$68,521	$190,113
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(102)	(252)
Pro forma net income	$68,419	$189,861
Per share amounts:
Basic – as reported	$1.74	$4.87
Basic – pro forma	$1.74	$4.87

Diluted – as reported	$1.74	$4.86
Diluted – pro forma	$1.74	$4.86

Note C — Acquisition of Stelmar Shipping Ltd.:

On January 20, 2005, the Company acquired 100% of the common stock of Stelmar Shipping Ltd. (“Stelmar”), a leading provider of petroleum product and crude oil transportation services. The operating results of Stelmar have been included in the Company’s financial statements commencing January 21, 2005. Holders of Stelmar’s common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million.  Taking into account the assumption of Stelmar’s outstanding debt, the total purchase price was approximately $1.35 billion.  The Company funded the acquisition of Stelmar and the refinancing of its debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004.

The following table summarizes the fair value of Stelmar’s assets and liabilities at the date of the acquisition (in thousands):

Assets:
Current assets	$159,045
Vessels	1,257,573
Vessels under capital leases	8,280
Other assets	2,627
Total assets acquired	1,427,525

Liabilities:
Current liabilities, including current installments of long-term debt	101,625
Long-term debt	467,604
Obligations under capital lease	6,662
Other liabilities	1,290
Total liabilities assumed	577,181
Net assets acquired (cash consideration)	$850,344

The Company’s purchase price allocation is preliminary and will be finalized by December 31, 2005.

Note C — Acquisition of Stelmar Shipping Ltd (continued):

The following pro forma financial information reflects the results for the three and nine month periods ended September 30, 2005 and 2004, of the Stelmar acquisition as if it had occurred on January 1, 2004, after giving effect to purchase accounting adjustments (in thousands, except per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Pro forma time charter equivalent revenues	$194,760	$233,788	$708,620	$680,945
Pro forma net income	72,065	71,181	358,395	212,569
Pro forma per share amounts:
Basic net income	$1.83	$1.81	$9.09	$5.45
Diluted net income	$1.82	$1.81	$9.07	$5.44

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2004.  These results do not reflect any synergies that might be achieved from the combined operations.

Note D — Business and Segment Reporting:

Following the acquisition of Stelmar, the Company revised its reportable segments. The Company now has three reportable segments: Foreign Flag Crude Tankers, Handysize Product Carriers, and U.S. Flag vessels.   Segment information for 2004 has been reclassified to conform to the current presentation. Segment results are evaluated based on income from vessel operations before general and administrative expenses. The Company uses time charter equivalent revenues to make decisions regarding the deployment and use of its vessels.  The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and nine month periods ended September 30, 2005 and 2004 follows:

	Foreign Flag
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S. Flag	Totals
Three months ended Sept. 30, 2005:
Shipping revenues	$122,736	$51,710	$5,254	$23,503	$203,203
Time charter equivalent revenues	121,984	46,271	6,120	20,385	194,760
Depreciation and amortization	25,657	8,684	798	4,856	39,995
Income from vessel operations	54,788	20,288	2,334	8,086	85,496	*
Equity in income of joint ventures	524	—	(50)	1,377	1,851
Gain on disposal of vessels	10,869	—	—	—	10,869
Investment in joint ventures at September 30, 2005	9,896	—	92,604	4,341	106,841
Total assets at September 30, 2005	2,099,105	649,206	93,808	92,168	2,934,287

Nine months ended Sept. 30, 2005:
Shipping revenues	491,572	139,610	15,880	69,932	716,994
Time charter equivalent revenues	484,874	124,867	19,249	61,555	690,545
Depreciation and amortization	75,060	23,733	2,465	15,186	116,444
Income from vessel operations	289,157	50,243	2,630	22,907	364,937	*
Equity in income of joint ventures	27,834	—	(183)	4,537	32,188
Gain on disposal of vessels	35,271	—	—	1,674	36,945

Three months ended Sept. 30, 2004:
Shipping revenues	139,355	7,451	5,619	19,528	171,953
Time charter equivalent revenues	138,647	5,990	5,371	17,880	167,888
Depreciation and amortization	18,531	1,329	521	4,987	25,368
Income from vessel operations	90,549	2,688	1,440	6,328	101,005	*
Equity in income of joint ventures	10,460	—	—	1,564	12,024
Gain on disposal of vessels	12,584	—	—	—	12,584
Investment in joint ventures at September 30, 2004	110,636	—	—	3,984	114,620
Total assets at September 30, 2004	1,575,857	43,246	1,444	106,204	1,726,751

Nine months ended Sept. 30, 2004:
Shipping revenues	424,837	22,438	20,122	62,908	530,305
Time charter equivalent revenues	421,000	18,319	19,425	55,187	513,931
Depreciation and amortization	56,335	3,784	1,527	13,363	75,009
Income from vessel operations	287,384	8,381	7,440	21,946	325,151	*
Equity in income of joint ventures	14,972	—	—	4,050	19,022
Gain on disposal of vessels	12,611	—	(36)	2,901	15,476

*  Segment totals for income from vessel operations are before general and administrative expenses.

For the three and nine month periods ended September 30, 2004, the Foreign Flag Crude Tankers segment includes two Panamaxes. The joint venture that is constructing four LNG Carriers is included in the Other Foreign Flag segment along with two Capesize Dry Bulk Carriers.

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

	IN THOUSANDS AS OF
	SEPT. 30, 2005	SEPT. 30, 2004
Total assets of all segments	$2,934,287	$1,726,751
Corporate cash and securities, including Capital Construction Fund	434,157	679,267
Other unallocated amounts	81,314	57,314
Consolidated total assets	$3,449,758	$2,463,332

Note E — Joint Ventures and Certain Pooling Arrangements:

Stelcape Limited

Stelcape Limited (“Stelcape”), in which the Company has a 50% interest, was formed in April 2004 to commercially manage the Panamax fleets of its two partners.  As of September 30, 2005, Stelcape managed a fleet of 14 modern Panamaxes.  Nine of the Company’s Panamaxes, including four that are on time charter to our partner, participate in Stelcape.

Joint Ventures

As of September 30, 2005, the Company is a partner in one joint venture that owns a Foreign Flag VLCC, and another joint venture that has four LNG Carriers under construction.

In April 2005, a 50%-owned joint venture, which owned one Aframax, Compass I, sold its vessel and recognized a gain of $11,349,000.

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

In April 2004, the Company formed a joint venture with a Tankers pool partner to acquire four 442,000 dwt V-Pluses, which were delivered in July 2004.  The total purchase price for these vessels of $448,000,000 was financed by the joint venture through a long-term bank loan of $290,000,000 and subordinated partner loans and capital contributions. On June 1, 2005, a subsidiary of OSG acquired its partner’s 50.1% interest in this joint venture for cash of approximately $69,100,000, then sold two of the four V-Pluses to the former joint venture partner, recognizing a gain of $3,924,000, in exchange for cash of approximately $168,548,000, which is net of the repayment of subordinated partner loans.  Accordingly, the results of the two remaining V-Pluses are included in the condensed consolidated statements of operations from the effective date of the transaction.

In November 2004, the Company formed a joint venture whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,000,000 will be financed by the joint venture through long-term bank financing and partner contributions.  OSG has advanced $90,635,000 to such joint venture as of September 30, 2005, representing its share of working capital and the first installment under the construction contracts.  The aggregate unpaid contract costs of $726,500,000 will be funded through bank financing that will be nonrecourse to the partners.  The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges.  The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR.  These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.  As of September 30, 2005, the joint venture has recorded a liability of $1,388,000 in other liabilities for the fair value of these swaps.

A condensed summary of the results of operations of all joint ventures follows:

	IN THOUSANDS
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Time charter equivalent revenues	$41,602	$74,825	$189,100	$174,969
Ship operating expenses	(36,231)	(46,462)	(123,579)	(126,904)
Gain on vessel disposals	—	—	11,349	—
Income from vessel operations	5,371	28,363	76,870	48,065
Other income	15	157	348	173
Interest expense *	—	(3,213)	(6,689)	(3,940)
Net income	$5,386	$25,307	$70,529	$44,298

*    Includes interest on subordinated loans payable to joint venture partners of $1,436 (three month period ended September 30, 2004), $2,725 (nine month period ended September 30, 2005) and $1,491 (nine month period ended September 30, 2004).  The Company’s share of such interest is eliminated in recording the results of the joint ventures by the equity method.

Note F — Derivatives:

As of September 30, 2005, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $282,820,000 pursuant to which it pays fixed rates ranging from 4.6% to 8.3% and receives floating rates based on LIBOR (approximately 4.1% as of September 30, 2005). These agreements contain no leverage features and have various maturity dates ranging from July 2006 to August 2014.  As of September 30, 2005, the Company has recorded a liability in other liabilities of $3,298,000 related to the fair values of all of these swaps.

In July 2005, the Company terminated a floating-to-fixed interest rate swap with a notional amount of $87,000,000, in connection with the prepayment of the underlying debt.  Accordingly, the Company recorded a loss in other income of $1,471,000 in the third quarter of 2005 related to such swap termination.

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

In February 2004, the Company issued $150,000,000 principal amount of senior unsecured notes pursuant to a Form S-3 shelf registration filed January 13, 2004. The notes, which are due in February 2024, may not be redeemed prior to maturity and have a coupon of 7.5%. The Company received proceeds of approximately $146,605,000 (reduced from $146,659,000 at September 30, 2004), after deducting expenses.

As of September 30, 2005, the Company had unsecured long-term credit facilities aggregating $1,285,000,000, of which $667,000,000 was unused.  In addition, the Company has two short-term credit facilities due to expire in 2006 aggregating $65,000,000, of which $30,000,000 was unused at September 30, 2005.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy financial covenants. The most restrictive of these covenants requires the Company to maintain net worth as of September 30, 2005 of approximately $1,112,000,000, which increases quarterly by an amount equal to a percentage of net income.

As of September 30, 2005, approximately 16.2% of the net book value of the Company’s vessels, representing ten Foreign Flag tankers, is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $77,761,000 and $58,705,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

Note H — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004, which reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Therefore, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations.  Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2005. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures was required as of September 30, 2005 because the Company intends to indefinitely reinvest such earnings ($76,379,000 at September 30, 2005).  The unrecognized deferred U.S. income taxes attributable thereto approximated $26,700,000.

As of September 30, 2005, undistributed earnings on which U.S. income taxes have not been provided, other than with respect to the less than 50%-owned foreign shipping joint ventures, aggregated approximately $1,042,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $364,000,000.

During 2002, the Company established a valuation allowance of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities. The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future. During the nine month period ended September 30, 2004, the Company reduced the valuation allowance by $934,000 reflecting capital gains recognized.  The reduction in the valuation allowance was recorded as a reduction in the provision for federal income taxes in the accompanying consolidated statement of operations for the nine month period ended September 30, 2004.  The valuation allowance was reduced to zero by June 30, 2004.

The components of the provision/(credit) for federal income taxes follow:

	IN THOUSANDS
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Current	$1,115	$26,828	$(837)	$75,028
Deferred	(415)	5,872	(2,732)	20,072
	$700	$32,700	$(3,569)	$95,100

Actual federal income taxes paid during the nine month period ended September 30, 2005 amounted to $93,009,000, of which $91,100,000 related to 2004. Actual income taxes paid during the nine month period ended September 30, 2004 amounted to $36,000,000, of which $11,040,000 related to 2003.

Note I — Capital Stock and Stock Compensation:

In January 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,513,000, after deducting expenses.

In January 2004, the Company awarded 50,000 shares of restricted common stock at no cost to its new chief executive officer.  Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period.  During the restriction period, the shares will have voting rights and cash dividends will be paid if declared.  At the date of the award, the fair market value of the Company’s common stock was $35.70 per share.  Accordingly, $1,785,000 is being amortized to compensation expense over the vesting period of four years, using the straight-line method.  In addition, the Company granted the new chief executive officer stock options to purchase 100,000 shares of common stock at an exercise price of $35.70 per share (the market price at the date of the grant).  Options granted vest and become exercisable over a three-year period and expire ten years from the date of the grant.

In the first quarter of 2005, the Company awarded a total of 41,746 shares of restricted common stock at no cost to certain of its employees, including senior officers. At the dates of the awards, the fair market value of the Company’s stock ranged from $52.40 to $62.23 per share.  Accordingly, $1,808,000 is being amortized to compensation expense over the vesting period of four years, using the straight-line method.

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

In September 2005, the Company awarded 4,012 shares of restricted common stock at no cost to one of its senior officers.  At the date of the award, the fair market value of the Company’s common stock was $62.32 per share.  Accordingly, $250,000 is being amortized to compensation expense over the vesting period of four years, using the straight-line method.

In the first nine months of 2005, options covering 61,895 shares were granted to certain of its employees, including senior officers, and non-employee directors, at prices ranging from $52.40 to $62.32 per share, the market prices at the dates of grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant dates.  Compensation expense will be recognized ratably over the three-year vesting period.

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2005 and 2004 were $20.42 and $13.25 per share, respectively.

Note J — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

	IN THOUSANDS AS OF
	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Unrealized gains on available-for-sale securities	$17,628	$13,909
Unrealized losses on derivative instruments	(4,931)	(7,787)
Minimum pension liability	(4,087)	(4,184)
	$8,610	$1,938

Note K — Leases:

1.      Charters-in:

In November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005, for four of its Handysize Product Carriers, pursuant to which we entered into bareboat charters that are classified as operating leases. The aggregate gain on the transaction of approximately $9,900,000, which is recorded in other liabilities, is being amortized over the term of each lease, ranging from 42 to 48 months, as a reduction of charter hire expenses. The lease agreements contain no renewal or purchase options.

In June 2005, OSG signed agreements for the bareboat charters of ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. (“APSI”).  Following construction, APSI will transfer the vessels to leasing subsidiaries of American Shipping Corporation (“ASC”), an affiliate of APSI, which will bareboat charter the vessels to subsidiaries of OSG for initial terms of five or seven years, with OSG having extension options for the life of the vessels.  The bareboat charterers of the vessels will, in turn, time charter the vessels to an entity owned jointly by a subsidiary of OSG and an affiliate of ASC.  The vessels are scheduled to be delivered between 2006 and 2010.  The bareboat charters will commence upon delivery of the vessels.

In July 2005, two Panamaxes (Overseas Polys and Overseas Cleliamar) were sold and chartered back for terms of 50 months.  The bareboat charters are classified as operating leases.  The aggregate loss on the sales of $1,060,000 was deferred as prepaid rent and is being amortized over the term of each lease, as an increase in charter hire expenses.

As of September 30, 2005, the Company had commitments to charter in 43 vessels, three under capital leases and 40 under operating leases.  The future minimum commitments under charters-in are as follows:

In thousands at September 30, 2005	Capital	Operating
2005	$2,975	$26,184
2006	11,882	100,644
2007	11,882	105,844
2008	11,888	119,906
2009	10,808	117,986
Thereafter	16,985	454,101
Net minimum lease payments	66,420	924,665
Less amount representing interest	(15,644)	—
Present value of net minimum lease payments	$50,776	$924,665

2.       Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and bareboat charters and the related revenue days (revenue days represent calendar days, less days that vessels were not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at September 30, 2005		Revenue Days
2005	$66,168	3,428
2006	181,406	9,504
2007	106,467	6,283
2008	64,376	4,127
2009	35,802	2,206
Thereafter	1,061	37
Net minimum lease payments	$455,280	25,585

Charters on five vessels provide for profit sharing between the Company and the charterer when rates earned exceed a base rate defined in the agreements.  Certain of such agreements provide that profit sharing be determined annually on the anniversary of delivery of the vessels onto the charters.  Therefore, the Company’s share, if any, will not be recognized until the charter anniversary date.  Agreements on two of the five vessels also provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values.  As of September 30, 2005, the charterer has exercised its purchase option for one of the two vessels.

Note L — Pension and Other Postretirement Benefit Plans:

The components of the net periodic benefit cost for the Company’s domestic plans follow:

	IN THOUSANDS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	PENSION BENEFITS		OTHER BENEFITS
	2005	2004	2005	2004
Cost of benefits earned	$466	$383	$18	$24
Interest cost on benefit obligation	538	507	52	75
Expected return on plan assets	(626)	(577)	—	—
Amortization of prior-service costs	39	268	(63)	(39)
Amortization of transition obligation	—	—	5	5
Recognized net actuarial loss/(gain)	63	35	14	10
Net periodic benefit cost	$480	$616	$26	$75

	IN THOUSANDS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	PENSION BENEFITS		OTHER BENEFITS
	2005	2004	2005	2004
Cost of benefits earned	$1,398	$1,149	$54	$72
Interest cost on benefit obligation	1,614	1,523	158	224
Expected return on plan assets	(1,879)	(1,733)	—	—
Amortization of prior-service costs	118	804	(190)	(116)
Amortization of transition obligation	—	—	15	15
Recognized net actuarial loss/(gain)	189	105	42	30
Net periodic benefit cost	1,440	1,848	79	225
Loss on settlement	1,318	4,077	—	—
Net periodic benefit cost after settlement	$2,758	$5,925	$79	$225

There was no required contribution to the Company’s defined benefit plan for the 2004 plan year, and the Company believes that there will be no required contribution for the 2005 plan year.

In October, the Company’s Board of Directors approved the termination, effective December 31, 2005, of (i) a qualified defined benefit pension plan covering its domestic shore-based employees, and (ii) an unfunded, nonqualified supplemental defined benefit pension plan covering certain senior level employees.  Concurrently, the Company intends to amend its existing 401(k) employee savings plan to provide for increased levels of employer contributions.  In connection with the termination of these defined benefit plans, the Company expects to record a charge to earnings of between $4,800,000 and $6,800,000 in the fourth quarter of 2005, plus an additional $5,700,000 to $7,700,000 at the time of settlement of the obligations under the qualified defined benefits plan, in accordance with the provisions of Statement of Financial Accounting Standards No. 88, “Employers Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“FAS 88”).  The Company expects such settlement to occur late in 2006 or early 2007.

Note M — Other Income:

Other income consists of:

	IN THOUSANDS
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Investment income:
Interest and dividends	$2,862	$2,760	$8,972	$6,538
Realized gain on sale of securities, net	11,511	1,869	23,714	7,652
	14,373	4,629	32,686	14,190
Gain on sale of vessels	10,869	12,584	36,945	15,476
Gain/(loss) on derivative transactions	(1,589)	(350)	(1,297)	(350)
Miscellaneous – net	(2,101)	(568)	(1,812)	(599)
	$21,552	$16,295	$66,522	$28,717

Gain on sale of vessels for the nine months ended September 30, 2005, reflects the sale of five vessels:  two Foreign Flag Panamaxes (Diane and Mary Ann), one Foreign Flag Aframax (Bravery), one U.S. Flag Crude Tanker (Overseas Chicago) and its Suezmax (Eclipse).  Gain on sale of vessels for the nine months ended September 30, 2004, reflects the sale of two vessels:  one VLCC (Olympia) and one U.S. Flag Crude Tanker (Overseas Boston).

In September 2005, the Company entered into an agreement to sell a U.S. Flag Crude Tanker (Overseas New York) for delivery in October 2005, at which time a gain of approximately $3,000,000 will be recognized.

Note N — Agreements with Executive Officers:

The Company entered into an agreement dated June 23, 2003 in connection with the retirement, effective December 31, 2003, of the Company’s former chief executive officer.  The agreement provided for the payment in January 2004 of the former chief executive officer’s unfunded, nonqualified pension plan obligation, at which time the Company recognized, as a charge to earnings, a settlement loss of $4,077,000 in accordance with the provisions of FAS 88.

The Company entered into an agreement dated January 31, 2005 with one of its senior officers in connection with his retirement, effective January 31, 2005.  The agreement provided for payments aggregating approximately $1,150,000 to be made to such senior officer in accordance with his severance protection agreement.  Accordingly, the Company recognized an expense of $1,150,000 in the first quarter of 2005.  The severance protection agreement also provided for the payment of the senior officer’s unfunded, nonqualified pension plan obligation in the first quarter of 2005.  At the time such payment of approximately $3,098,000 was made, the Company recognized, as a charge to earnings, a settlement loss of $1,318,000.

The Company entered into an agreement effective August 30, 2005 with one of its senior officers in connection with his early retirement. The agreement provides for payments aggregating approximately $850,000 to be made to such senior officer. Accordingly, the Company recognized an expense of $850,000 in the third quarter of 2005.  The agreement also provided for the payment of the senior officer’s unfunded, nonqualified pension plan obligation in the fourth quarter of 2005.  At the time such payment of approximately $2,401,000 is made, the Company will recognize, as a charge to earnings, a settlement loss of $877,000.

Note O — Legal Matters:

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s Foreign Flag Product Carrier, the Uranus, and the Company’s handling of waste oils.  The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before the grand juries.  The Company has been cooperating with the investigation and in 2004 and the first quarter of 2005, the Company made a total provision of $10 million (including $4 million in the first quarter of 2005) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation.  Management cannot reasonably estimate a range of such fines and contributions beyond the amount of the provision.  Negotiations with the U.S. Department of Justice have continued but there can be no assurance that a satisfactory settlement can be achieved or that the provision will be sufficient to cover total fines and contributions to environmental programs associated with a settlement of the investigation.

The Company has incurred costs of approximately $2,585,000 in the nine months ended September 30, 2005 and $1,432,000 in the nine months ended September 30, 2004 in connection with the above investigation.  Such costs have been included in general and administrative expenses. In the opinion of management any liability as a result of the U.S. investigation will likely not be material to the Company’s business or financial condition.

Note P — Subsequent Events:

In October 2005, the Company signed an agreement with Parakou Shipping Ltd., an international shipping company based in Hong Kong, to time charter in four newbuild Product Carriers, each for a period of ten years.  The vessels, two of which are already under construction, are scheduled for delivery to OSG between September 2006 and June 2007.  The Product Carriers, all sister ships, with a capacity of 51,000 deadweight tons will be able to transport petroleum products, vegetable oils and IMO III chemicals.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering.  In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 47% equity stake in the new tanker concern.  The total consideration to OSG values the transaction at $580,580,000.  OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options up to an additional five to eight years, depending on the vessel.  Under related agreements, a subsidiary of the Company will technically manage these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements.  Such management agreements are cancelable by DHT upon 90 days notice.

OSG expects to book a gain on the sale and charter back of these vessels in excess of $230,000,000 in the fourth quarter of 2005.  The gain will be deferred for accounting purposes and recognized as a reduction of time charter hire expense over the initial charter periods.  The cash proceeds from the sale were used to reduce debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet consists of 92 vessels aggregating 11.9 million deadweight tons, including one vessel owned by a joint venture in which the Company has a 30% interest, three vessels that have been chartered in under capital leases, and 29 vessels that have been chartered in under operating leases. The Company has less than a 100% interest in six of the chartered-in VLCCs, with an average participation interest of 38%, and two of the chartered-in Aframaxes, in which the Company has a participation interest of 50%. In addition to its operating fleet of 92 vessels, bareboat charters for ten U.S. Flag Product Carriers are scheduled to commence upon delivery of the vessels between 2006 and 2010. Four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest.

Acquisition of Stelmar Shipping Ltd.:

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

Sale of Seven Tankers to Double Hull Tankers:

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering.  In consideration, OSG received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 47% equity stake in the new tanker concern.  The total consideration to OSG values the transaction at $580,580,000.  OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options up to an additional five to eight years, depending on the vessel.  Under related agreements, a subsidiary of the Company will technically manage these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements.  Such management agreements are cancelable by DHT upon 90 days notice. The transaction is immediately accretive to earnings.

OSG expects to book a gain on the sale and charter back of these vessels in excess of $230,000,000 in the fourth quarter of 2005.  The gain will be deferred for accounting purposes and recognized as a reduction of time charter hire expense over the initial charter periods.  The cash proceeds from the sale were used to reduce debt.

Sale of Seven Tankers to Double Hull Tankers (continued):

The sale of the vessels underscores OSG’s strategy of actively managing the balance between owned and chartered-in vessels in its fleet.  The transaction will help OSG achieve its stated goal of returning to leverage ratios and liquidity levels that existed prior to the early-2005 acquisition of Stelmar Shipping Ltd.  Giving pro forma effect to the receipt of the proceeds from the sale of the tankers to DHT, the liquidity adjusted debt to capital ratio as of September 30, 2005 would be 26.7% compared with 15% at December 31, 2004.  For this purpose, liquidity adjusted debt is defined as long-term debt reduced by cash and the tax adjusted balance in the Capital Construction Fund.

The following discussion of the results of operations and liquidity does not reflect the impact of the sale and charter back of these seven tankers.

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

Overview

Freight rates for crude oil tankers generally softened in the third quarter of 2005 relative to last year.   A reduction in tanker demand growth coincided with an increase in the size of the tanker fleet caused by a sizeable number of newbuilding deliveries in all vessel size categories.  In addition, the generally favorable earnings environment of the last two years reduced the scrapping of older tonnage.  Rates for Product Carriers increased during the quarter as the reduction in U.S. refining output caused by hurricanes Katrina and Rita boosted refined product movements worldwide.

Global oil demand in the third quarter of 2005 was estimated at 82.4 million barrels per day (“b/d”), an increase of 0.9% from comparable year ago levels. Oil demand levels are slightly down in North America and Europe compared with year ago levels as high prices have begun to dampen demand.  Demand in Asia, excluding China, was stable at last year’s levels following cuts in fuel subsidies, high retail oil prices, and mild summer temperatures. Chinese oil demand, an important driver of recent worldwide growth, increased but at a relatively slow pace as artificially low domestic retail prices for key products limited refinery runs and imports into the world’s second largest oil-consuming economy.  Nevertheless, the long-term growth outlook for China, as well as much of the rest of South and Far East Asia, remains favorable and an increase in oil demand growth is expected in 2006.

OPEC production was estimated at 30.0 million b/d, up 1.4% from the comparable year ago period. Overall non-OPEC production decreased slightly from year ago levels.  Production in the Former Soviet Union (“FSU”) increased to an estimated 11.6 million b/d in the third quarter of 2005 from 11.4 million b/d in the same period last year.  Middle East crude oil production in the third quarter of 2005 increased relative to the second quarter against a decrease in production from short-haul suppliers in Latin America and the North Sea.  This was beneficial for VLCC employment, but had a negative impact on Aframax trades.

Preliminary data indicates that Hurricanes Katrina and Rita had a significant impact on U.S. oil demand.  Consumption of transport fuels fell sharply, partly as a result of logistical disruptions and partly in response to a spike in prices.  Deliveries of fuel oil on the other hand, rose as disruptions to natural gas supplies and a sharp increase in natural gas prices led to substitution. The hurricanes significantly reduced crude oil and natural gas production in the Gulf of Mexico and caused major damage to refineries and resulted in counter-seasonal declines in U.S. imports of crude oil.  At one stage, over 29% of daily U.S. refining capacity was shut down. This curtailed demand for crude imports in the world’s largest oil-consuming economy, although it heightened the need for imports of refined oil products.  It is likely that refining capacity will be restored to pre-hurricane levels more quickly than crude production in the Gulf of Mexico.  As a result, additional long-haul movements of sweet and medium sour crudes will be required until full production is restored.  The 21 million barrels of crude oil that were released to refiners from the Strategic Petroleum Reserve (“SPR”) following the hurricanes will also need to be replaced.

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

Foreign Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average	$37,600	$72,600	$43,800	$70,800
High	$58,800	$104,000	$109,500	$112,400
Low	$17,400	$45,200	$13,100	$39,000

During the third quarter of 2005, rates for modern VLCCs trading out of the Arabian Gulf averaged $37,600 per day, 17% higher than the average for the previous quarter but 48% lower than the average for the third quarter of 2004. The decrease in rates from the third quarter of 2004 reflects the addition of 22 vessels from year ago levels and lower world demand growth. Volatility returned in the third quarter, as rates climbed from $13,100 per day in late June to $57,600 per day in early July before dropping back to $17,400 per day in mid-August. Following Hurricane Katrina, rates rebounded to $58,800 per day on westbound routes in September to partially compensate for production problems experienced in the Gulf of Mexico.

VLCC rates improved relative to the second quarter of 2005, reflecting the seasonal increase in worldwide demand.  The increased crude oil was primarily supplied by additional OPEC production in the Middle East as oilfields in Saudi Arabia, UAE, Kuwait and Iran returned from second-quarter maintenance with expanded capacity. Late in the quarter, normal trade flows were disrupted by Hurricanes Katrina and Rita tying up tonnage in the U.S. Gulf. This further tightened the supply/demand balance of tonnage and put additional upward pressure on rates.  As of October 13, 2005, about 70%, or 1.05 million b/d, of crude oil production in the U.S. Gulf remained out of service.  Crude oil production is not forecast to fully return to pre-hurricane levels until 2006. The reduction in U.S. Gulf crude oil output prompted the U.S. Government to release about 21 million barrels of crude oil from its SPR to refiners in order to maintain production runs. In September, the combination of the hurricane-induced curtailment of refinery operations and the release of crude oil from the SPR caused a deceleration in crude oil imports, which had a moderating influence on the extent of the freight rate increases.

Notwithstanding seasonal strength, global oil demand growth increased only 0.9% over the year ago period, markedly slower than in 2004. Although apparent demand growth in China rebounded to almost 5%, this rate was still well below the double-digit expansions of the previous two years. Most other key oil-consuming economies in Asia and Western Europe experienced only modest year-over-year gains. In some instances there were modest declines, such as in Japan, which was affected by an August typhoon and cooler summer temperatures.

Expansion of the VLCC fleet continued to exert downward pressure on freight rates. There were three deletions (0.9 million dwt) against twenty deliveries (6.2 million dwt) during the first nine months of 2005. The world VLCC fleet therefore grew to 468 vessels (136.7 million dwt) at September 30, 2005 from 456 vessels (132.7 million dwt) at the beginning of the year. Eleven newbuilding orders (3.3 million dwt) were placed during the third quarter, compared with thirteen during the second quarter and seven during the first quarter. As a result, the orderbook increased to 98 vessels (29.7 million dwt) at September 30, 2005, equivalent to 21.7%, based on deadweight tons, of the existing VLCC fleet.

Foreign Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average	$21,700	$30,400	$29,100	$34,500
High	$35,000	$60,000	$65,000	$75,000
Low	$8,000	$18,000	$8,000	$14,000

In the Caribbean, Aframax freight rates were somewhat less volatile in the third quarter of 2005 compared with the second quarter, but decidedly weaker, as fleet expansion outpaced demand growth. For the entire quarter, rates averaged $21,700 per day, 24% less than the previous quarter and 29% less than the third quarter of 2004.  From a mid-July peak of $29,000 per day, rates dropped to $8,000 per day in late July, before reaching a high of $35,000 per day in early September.  There was a pickup in lightering activity in the U.S. Gulf in the aftermath of the hurricanes. A number of VLCC cargoes, originally scheduled to unload at the Louisiana Offshore Oil Port (“LOOP”), were diverted to smaller East Coast ports on Aframaxes, contributing to the early September rate increase.

Non-OPEC oil production growth has been driven in recent years by the FSU.  FSU oil production only grew modestly in the third quarter in comparison with the more robust growth of the previous several years. FSU output in the third quarter of 2005 was 2% ahead of year ago levels and seaborne crude exports were estimated at 4.1 million b/d, also 2% above year ago levels. The fairly small increase in exports was due to pipeline maintenance at the Black Sea port of Novorossiysk, export duty increases favoring product exports over crude exports and a lack of new export infrastructure expansions compared with last year. Black Sea transits were again subject to weather disruptions, with a tightening effect on tonnage balances as the Bosporus Straits were closed to shipping traffic several times in late September due to heavy and recurrent fog.  Declines in production at other key Aframax loading areas, including the North Sea, Venezuela, and other Latin American countries, negatively impacted demand for Aframaxes during the third quarter.

The world Aframax fleet increased to 657 vessels (66.1 million dwt) at September 30, 2005 from 627 vessels (62.5 million dwt) at December 31, 2004, as Aframax deliveries exceeded deletions, exerting downward pressure on rates. The pace of contracting, however, fell behind the rate of deliveries and the orderbook decreased to 155 vessels (16.9 million dwt) at September 30, 2005, equivalent to 25.6%, based on deadweight tons, of the existing Aframax fleet.

Foreign Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Panamax Average	$28,800	$29,200	$33,800	$33,400
Panamax High	$40,600	$33,100	$62,200	$55,000
Bostonmax Low	$22,200	$25,500	$22,200	$25,500

Rates for Panamaxes trading in crude and residual oils averaged $28,800 per day during the third quarter of 2005, 12% less than the previous quarter and 1% less than the third quarter of 2004. The slight downturn in rates was primarily caused by the large number of newbuilding deliveries during the quarter, which outweighed a sharp rise in U.S. fuel oil imports.  Production slowdowns in Latin America also had a dampening effect on rates for Panamaxes employed in the Caribbean and the West Coast of Central America.

As U.S. refiners adjusted their output mix in favor of lighter products, producing less fuel oil, utilities continued to substitute fuel oil for natural gas, especially following the steep increase in the price of natural gas during the summer and after hurricanes Katrina and Rita. As a result, U.S. fuel oil imports in the third quarter averaged 26% over year-ago levels, boosting demand for quality double-hull Panamaxes. Because clean product trades benefited most from the disruptions caused by Hurricanes Katrina and Rita, some owners moved their tonnage from the crude and residual oils trade into the clean products trade, providing support for Panamax rates.  This support, however, was dampened by the expansion of the Panamax fleet.

The world Panamax fleet rose to 319 vessels (21.1 million dwt) at September 30, 2005 from 290 vessels (19.1 million dwt) at December 31, 2004, as deliveries exceeded deletions by a wide margin. Nine Panamaxes (0.5 million dwt) were ordered in the third quarter, compared with twenty-four Panamaxes (1.4 million dwt) in the first six months of 2005. The Panamax orderbook now stands at 175 vessels (11.5 million dwt), equivalent to 54.4%, based on deadweight tons, of the existing Panamax fleet.

Foreign Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers in the Caribbean
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Handysize Average	$20,900	$19,100	$22,800	$22,800
Handysize High	$39,000	$20,000	$39,000	$34,500
Handysize Low	$9,000	$17,500	$9,000	$14,500

Rates for Handysize Product Carriers operating in the Caribbean trades averaged $20,900 per day during the third quarter of 2005, 3% more than the previous quarter and 10% more than the third quarter of 2004. International trades in refined oil products increased markedly in the aftermath of Hurricanes Katrina and Rita in late August and mid September as the U.S. stepped up its imports to compensate for lost refinery production. There was a particularly sharp increase in jet fuel imports into the U.S. relative to the second quarter as its share of refinery throughput was cut in favor of increased gasoline output even as overall throughput declined.

The world Handysize fleet expanded to 532 vessels (22.0 million dwt) at September 30, 2005 from 524 vessels (21.5 million dwt) at December 31, 2004 as deliveries exceeded deletions. Newbuilding orders in 2005 have far outpaced deliveries and the Handysize orderbook increased to 195 vessels (8.9 million dwt) at September 30, 2005, equivalent to 40.3%, based on deadweight tons, of the existing Handysize fleet.

U.S. Flag Jones Act Product Carriers

The U.S. coastwise trades in products further strengthened in the third quarter of 2005, boosted by hurricane-related dislocations. Rates for the third quarter were at a level which equates to $42,000 per day for OSG’s existing Jones Act Handysize Product Carriers, 8% higher than the second quarter and 28% higher than the same period in 2004. Hurricane-related damage to pipelines in the U.S. Gulf increased dependence on Product Carriers to transport oil from Gulf Coast refineries to the East Coast.  Ostensibly, to ensure the uninterrupted movement of petroleum products to affected regions in the U.S., the Jones Act, which limits the carriage of shipments in the coastwise trades to qualifying U.S. Flag vessels, was temporarily waived from September 1 through September 19 and again from September 27 through October 24. This allowed international flag tankers to transport oil between U.S. ports.  The effect of the temporary waivers on the market was limited.

The total Jones Act Product Carrier fleet consisted of 43 vessels (1.8 million dwt) at September 30, 2005. Approximately 60% of this fleet is not double hull and will be phased out over the next ten years as a result of OPA 90 regulations. One vessel will be removed from the fleet by the end of 2005 and two vessels will be phased out in 2006. The Jones Act Product Carrier orderbook consists of ten 46,000 dwt vessels, all of which are to be delivered over a five-year period from 2006 to 2010.

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

Market Value of Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), the Company’s holdings in marketable securities are classified as available for sale and, therefore, are carried on the balance sheet at fair value (determined using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income/(loss) until the investments are sold.  Accordingly, these changes in value are not reflected in the Company’s statements of operations.  If, however, pursuant to the provisions of FAS 115 and Staff Accounting Bulletin No. 59, the Company determines that a material decline in the fair value below the Company’s cost basis is other than temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made.  As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a material decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis.

As of September 30, 2005, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $60,472,000 and an aggregate fair value of $87,263,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of September 30, 2005, aggregated $364,000.  None of the securities with unrealized losses as of September 30, 2005 had a fair value that had been materially below its carrying value for more than nine months.

Income from Vessel Operations:

During the third quarter of 2005, TCE revenues increased by $26,872,000, or 16%, to $194,760,000 from $167,888,000 in the third quarter of 2004, resulting from a 3,446 day increase in revenue days, partially offset by decreases in average daily TCE rates for VLCCs and Aframaxes. During the third quarter of 2005, approximately 60% of the Company’s TCE revenues were derived in the spot market, including vessels in pools that predominantly perform voyage charters, compared with 82% in the third quarter of 2004.  In the third quarter of 2005, approximately 40% of TCE revenues were generated from time or bareboat charters (“term”) compared with 18% in the third quarter of 2004.  The increase in percentage contribution from term charters reflects the time charter focus of the former Stelmar fleet.

During the first nine months of 2005, TCE revenues increased by $176,614,000, or 34%, to $690,545,000 from $513,931,000 in the first nine months of 2004 principally because of a 9,950 day increase in revenue days, partially offset by decreases in average daily TCE rates for VLCCs and Aframaxes. In the first nine months of 2005, approximately 67% of the Company’s TCE revenues were derived in the spot market compared with 84% in the first nine months of 2004. In the first nine months of 2005, approximately 33% of the Company’s TCE revenues were generated from term charters compared with 16% in the first nine months of 2004.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the third quarter of 2005, income from vessel operations decreased by $19,710,000, or 21%, to $72,001,000 from $91,711,000 in the third quarter of 2004. During the first nine months of 2005, income from vessel operations increased by $27,248,000, or 9%, to $319,905,000 from $292,657,000 in the first nine months of 2004.  See Note D to the condensed financial statements for additional information on the Company’s segments, including equity in income of joint ventures.  Information with respect to the Company’s proportionate share of revenue days for vessels operating in joint ventures is shown below in the discussion of “Equity in Income of Joint Ventures.”

Foreign Flag Crude Tankers

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
TCE revenues (in thousands)	$121,984	$138,647	$484,874	$421,000
Vessel expenses (in thousands)	(24,287)	(16,624)	(69,261)	(49,278)
Time and bareboat charter hire expenses (in thousands)	(17,252)	(12,943)	(51,396)	(28,003)
Depreciation and amortization (in thousands)	(25,657)	(18,531)	(75,060)	(56,335)
Income from vessel operations (in thousands)(a)	$54,788	$90,549	$289,157	$287,384
Average daily TCE rate	$27,667	$45,413	$37,754	$47,071
Average number of vessels (b)	39.5	30.3	40.0	30.6
Average number of vessels chartered in under operating leases	8.8	4.2	7.7	3.2
Number of revenue days(c)	4,409	3,053	12,843	8,944
Number of ship-operating days, owned vessels(d)	3,638	2,787	10,925	8,373
Number of ship-operating days, vessels bareboat chartered-in under operating leases	330	—	652	—
Number of ship-operating days, vessels time chartered-in under operating leases	483	388	1,438	876

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

Daily TCE rates earned by certain classes of vessels operating in the Foreign Flag Crude Tankers segment for the three month and nine month periods ended September 30, 2005 and 2004 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
VLCCs	$34,676	$61,729	$54,285	$64,194
Aframaxes (a)	26,769	31,148	31,360	32,117
Panamaxes (b)	22,807	17,931	24,129	17,384

(a)

Excluding impact of long-term charters assumed in connection with the acquisition of Stelmar, daily TCE rates were $25,811 for the three months ended September 30, 2005 and $32,261 for the nine months ended September 30, 2005.

(b)	Excludes impact of adjustments related to purchase accounting for the three months ended September 30, 2005.

Revenue days for the above classes of vessels for the three month and nine month periods ended September 30, 2005 and 2004 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
VLCCs	1,714	1,557	4,720	4,580
Aframaxes	1,508	1,235	4,592	3,584
Panamaxes	1,187	169	3,363	506

During the third quarter of 2005, TCE revenues for the Foreign Flag Crude Tankers segment decreased by $16,663,000, or 12%, to $121,984,000 from $138,647,000 in the third quarter of 2004.  This reduction in TCE revenues resulted principally from decreases in the average rates earned by VLCCs and Aframaxes, partially offset by an increase in the number of revenue days.  Revenue days increased by 1,356 principally for the following reasons, partially offset by a reduction of 420 days attributable to the sale of two VLCCs (Olympia and Dundee), one Suezmax (Eclipse), one Aframax (Bravery) and two Panamaxes (Diane and Mary Ann) subsequent to June 30, 2004:

•                  the acquisition of Stelmar adding three Aframaxes (two of which are bareboat chartered in) and 13 Panamaxes;

•                  the purchase of our partner’s 50.1% interest in a company that owned four V-Pluses and the subsequent sale of two of such vessels to the former joint venture partner, resulted in OSG owning 100% of the TI Oceania and TI Africa from June 1, 2005;

•                  the participation in the charter-in of two VLCCs, which commenced after June 30, 2004; and

•                  the participation in the charter-in of one Aframax, which commenced in September 2004 and ended in August 2005.

Vessel expenses increased by $7,663,000 to $24,287,000 in the third quarter of 2005 from $16,624,000 in the prior year’s third quarter principally due to the addition of the sixteen Stelmar vessels. Time and bareboat charter hire expenses increased by $4,309,000 to $17,252,000 in the third quarter of 2005 from $12,943,000 in the third quarter of 2004 as a result of the inclusion of three chartered-in vessels discussed above and the sale-leaseback agreements, which closed in July 2005, for two of its Panamaxes (Overseas Polys and Overseas Cleliamar).  The charter-in agreements for five of the VLCCs provide for profit sharing with the vessels’ owners when TCE rates exceed the base rates in the charters.  Depreciation and amortization increased by $7,126,000 to $25,657,000 from $18,531,000 in the third quarter of 2004 principally because of the net vessel additions discussed above.

During the first nine months of 2005, TCE revenues for the Foreign Flag Crude Tankers segment increased by $63,874,000, or 15%, to $484,874,000 from $421,000,000 in the first nine months of 2004. This improvement in TCE revenues resulted principally from an increase in the number of revenue days, partially offset by decreases in the average rates earned by VLCCs and Aframaxes.  TCE revenues for the first nine months of 2005 reflect a gain of $1,185,000 generated by forward freight agreements compared with a loss of $752,000 in the first nine months of 2004.  TCE revenues for the first nine months of 2005 also include profit sharing of $2,996,000 on two Panamaxes, which is determined annually and recognized on the anniversary of the delivery of the vessels onto the charters.  Revenue days increased by 3,899 principally for the following reasons and a decrease of 120 drydock days during which vessels were out of service, offset by a reduction of 1,001 days attributable to the vessel sales discussed above:

•                  the acquisition of Stelmar adding three Aframaxes (two of which are bareboat chartered in) and 13 Panamaxes;

•                  the purchase of our partner’s 50.1% interest in a company that owned four V-Pluses and the subsequent sale of two of such vessels to the former joint venture partner;

•                  the participation in the charter-in of seven VLCCs, which commenced between February 2004 and May 2005; and

•                  the participation in the charter-in of three Aframaxes, which commenced between March and September 2004.

Vessel expenses increased by $19,983,000 to $69,261,000 in the first nine months of 2005 from $49,278,000 in the first nine months of 2004 principally due to the addition of the sixteen Stelmar vessels. Time and bareboat charter hire expenses increased by $23,393,000 to $51,396,000 in the first nine months of 2005 from $28,003,000 in the first nine months of 2004 as a result of the charter-in agreements discussed above. Depreciation and amortization increased by $18,725,000 to $75,060,000 in the first nine months of 2005 from $56,335,000 in the first nine months of 2004 principally because of the net vessel additions discussed above.

Foreign Flag Handysize Product Carriers

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
TCE revenues (in thousands)	$46,271	$5,990	$124,867	$18,319
Vessel expenses (in thousands)	(11,864)	(1,973)	(34,653)	(6,154)
Time and bareboat charter hire expenses (in thousands)	(5,435)	—	(16,238)	—
Depreciation and amortization (in thousands)	(8,684)	(1,329)	(23,733)	(3,784)
Income from vessel operations (in thousands)	$20,288	$2,688	$50,243	$8,381
Average daily TCE rate	$18,239	$16,872	$17,722	$18,048
Average number of vessels	16.0	4.0	15.1	4.0
Average number of vessels chartered in under operating leases	12.0	—	11.1	—
Number of revenue days	2,537	355	7,046	1,015
Number of ship-operating days, owned vessels	1,472	368	4,124	1,096
Number of ship-operating days, vessels bareboat chartered-in under operating leases	1,104	—	3,040	—

During the third quarter of 2005, TCE revenues for the Foreign Flag Handysize Product Carriers segment increased by $40,281,000, or 672%, to $46,271,000 from $5,990,000 in the third quarter of 2004.  This increase in TCE revenues resulted principally from an increase of 2,182 in revenue days attributable to the acquisition of Stelmar, which added 24 Handysize Product Carriers (nine of which are bareboat chartered-in) to the Company’s fleet. Vessel expenses, time and bareboat charter hire expenses and depreciation and amortization increased in the third quarter of 2005 compared with the third quarter of 2004 as a result of the vessel additions discussed above.  In addition, in November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005, for four of its double-sided Handysize Product Carriers.  The leases are classified as operating leases.  The sale-leaseback transactions increase bareboat charter expenses by approximately $1,200,000 per quarter, with a corresponding decrease in depreciation of approximately $800,000 per quarter.

During the first nine months of 2005, TCE revenues for the Foreign Flag Handysize Product Carriers segment increased by $106,548,000, or 582%, to $124,867,000 from $18,319,000 in the first nine months of 2004. This increase in TCE revenues resulted principally from an increase of 6,031 in revenue days attributable to the acquisition of Stelmar. Vessel expenses, time and bareboat charter hire expenses and depreciation and amortization increased in the first nine months of 2005 compared with the first nine months of 2004 for the reasons discussed in the preceding paragraph.

The Company has reflagged three (the Overseas Ambermar and Overseas Maremar in September 2005 and the Overseas Luxmar in early October) Handysize Product Carriers, acquired from Stelmar, under the U.S. Flag and entered them in the U.S. Maritime Security Program (the “Program”).  Under the Program, the Company will receive approximately $2.6 million per year for each of these vessels commencing in mid October.  Such subsidy will substantially offset the increased cost incurred by such vessels because of operating under the U.S. Flag.

Other Foreign Flag

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
TCE revenues (in thousands) (a)	$6,120	$5,371	$19,249	$19,425
Vessel expenses (in thousands)	214	(44)	(5,109)	(472)
Time and bareboat charter hire expenses (in thousands)	(3,202)	(3,366)	(9,045)	(9,986)
Depreciation and amortization (in thousands)	(798)	(521)	(2,465)	(1,527)
Income from vessel operations (in thousands)	$2,334	$1,440	$2,630	$7,440
Average daily TCE rate (a)	$26,475	$27,400	$27,561	$33,261
Average number of vessels	—	—	—	—
Average number of vessels chartered in under operating leases	2.0	2.1	2.1	2.1
Number of revenue days	188	196	549	584
Number of ship-operating days, vessels time chartered-in under operating leases	188	196	574	584

(a)

TCE revenues include inter-segment commercial management fees of $1,142 and $4,118 for the three and nine months ended September 30, 2005, respectively. Such amounts have been excluded in the calculation of the average daily TCE rate.

As of September 30, 2005, the Company also operates two Foreign Flag Dry Bulk Carriers. The two Dry Bulk Carriers commenced three-year time charters in early 2004.  Vessel expenses in the first nine months of 2005 decreased marginally compared with the first nine months of 2004, excluding a $4,000,000 increase in the reserve for the U.S. Department of Justice investigation and a $1,269,000 increase in the reserve for the settlement of certain crew benefits (principally related to years prior to 2004).

U. S. Flag Segment

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
TCE revenues (in thousands)	$20,385	$17,880	$61,555	$55,187
Vessel expenses (in thousands)	(6,928)	(6,055)	(21,915)	(18,359)
Time and bareboat charter hire expenses (in thousands)	(515)	(510)	(1,547)	(1,519)
Depreciation and amortization (in thousands)	(4,856)	(4,987)	(15,186)	(13,363)
Income from vessel operations (in thousands)	$8,086	$6,328	$22,907	$21,946
Average daily TCE rate	$24,739	$19,519	$23,794	$21,727
Average number of vessels	7.0	8.0	7.7	7.3
Average number of vessels chartered in under operating leases	2.0	2.0	2.0	2.0
Number of revenue days	824	916	2,587	2,540
Number of ship-operating days, owned vessels	644	736	2,091	2,003
Number of ship-operating days, vessels bareboat chartered-in under operating leases	184	184	546	548

As of September 30, 2005, the U.S. Flag segment consisted of the following:

•                  two Crude Tankers, which are bareboat chartered at fixed rates to Alaska Tanker Company, LLC (“ATC”);

•                  four Product Carriers, which are on time or bareboat charter;

•                  one Pure Car Carrier, which is on time charter; and

•                  two Bulk Carriers that transport U. S. foreign aid grain cargoes on voyage charters.

During the third quarter of 2005, TCE revenues for the U.S. Flag segment increased by $2,505,000, or 14%, to $20,385,000 from $17,880,000 in the third quarter of 2004. This increase in TCE revenues resulted from an increase of $5,220 per day in the average daily TCE rate, partially offset by a decrease in revenue days.  The decrease in revenue days was attributable to the sale of one of the Crude Tankers (Overseas Chicago) in June 2005.  Vessel expenses increased by $874,000 to $6,928,000 in the third quarter of 2005 from $6,054,000 in the third quarter of 2004 as a result of the conversion of the bareboat charter on the Puget Sound to a time charter in October 2004 (see discussion below), partially offset by the impact of the sale of the Overseas Chicago in June 2005.

During the first nine months of 2005, TCE revenues for the U.S. Flag segment increased by $6,368,000, or 12%, to $61,555,000 from $55,187,000 in the first nine months of 2004. This increase in TCE revenues resulted principally from an increase in the average daily TCE rate of $2,067 per day.  Revenue days increased due to the purchase of two Product Carriers, the Puget Sound and Galena Bay, in April 2004, partially offset by the sale of two Crude Tankers (Overseas Boston in February 2004 and the Overseas Chicago). Vessel expenses increased by $3,556,000 to $21,915,000 in the first nine months of 2005 from $18,359,000 in the first nine months of 2004, and depreciation and amortization increased by $1,822,000 to $15,186,000 in the first nine months of 2005 from $13,364,000 in the first nine months of 2004 as a result of the vessel additions discussed above.

The October 2004 conversion of the bareboat charter on the Puget Sound to a time charter increased TCE revenues and vessel expenses by $2,459,000 and $1,298,000 (for the three months ended September 30, 2005 compared with the three months ended September 30, 2004) and $6,505,000 and $4,207,000 (for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004), respectively.

In September 2005, the Company entered into a contract to sell one of its two remaining Crude Tankers (Overseas New York) for delivery in October 2005, upon its redelivery from a long-term charter.

General and Administrative Expenses

During the third quarter of 2005, general and administrative expenses increased by $4,201,000 to $13,495,000 from $9,294,000 in the third quarter of 2004 principally because of the following items:

•                  expenses of the Athens office aggregating $2,051,000, which include integration costs of $487,000;

•                  costs of $1,283,000 incurred during the third quarter of 2005, compared with $365,000 during the third quarter of 2004, in connection with certain investigations by the U.S. Department of Justice (see Note O);

•                  severance related payments aggregating $850,000 recognized in connection with the retirement of a senior officer in August 2005; and

•                  an increase in rent expense of $658,000 primarily related to office moves in New York and Newcastle.

During the first nine months of 2005, general and administrative expenses increased by $12,538,000 to $45,032,000 from $32,494,000 in the first nine months of 2004 principally because of the following items:

•                  expenses of the Athens office aggregating $7,238,000, which include integration costs of $1,306,000;

•                  costs of $2,585,000 incurred during the nine months ended September 30, 2005, compared with $1,432,000 incurred during the comparable 2004 period, in connection with the investigations by the U.S. Department of Justice;

•                  an increase in compensation related to stock options and restricted stock of $1,209,000;

•                  severance related payments aggregating $2,000,000 recognized in connection with the retirement of senior officers in January and August 2005; and

•                  an increase in rent expense of $2,476,000 primarily related to office moves in New York and Newcastle.

The above increases in the nine month period ended September 30, 2005 compared with the comparable period in 2004 were partially offset by a reduction of $2,759,000 in settlement losses recognized in connection with the payment of unfunded, non qualified pension plan obligations.

The Company expects to recognize a settlement loss of $877,000 in the fourth quarter of 2005 in connection with the payment of unfunded, non qualified pension plan obligations.  In addition, as explained in Note L, the Company also expects to recognize a fourth quarter non cash charge of between $4,800,000 and $6,800,000 in connection with the termination, effective December 31, 2005, of defined benefit pension plans covering its domestic shore-based employees.

Equity in Income of Joint Ventures:

During the third quarter of 2005, equity in income of joint ventures decreased by $10,173,000 to $1,851,000 from $12,024,000 in the third quarter of 2004, principally due to the Company’s acquisition of its partner’s 50.1% interest in the joint venture that owned the four V-Pluses (see Note E to the condensed financial statements) on June 1, 2005.  Two of the four V-Pluses are now included in the Foreign Flag Crude Tankers segment.

During the first nine months of 2005, equity in income of joint ventures increased by $13,166,000 to $32,188,000 from $19,022,000 in the same period of 2004, principally due to the inclusion of the four V-Pluses from their delivery in July 2004, to a joint venture in which the Company had a 49.9% interest, through June 2005.

The following table is a summary of the Company’s interest in its joint ventures, excluding ATC (see discussion below), and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are averages as of September 30, 2005 and 2004. The Company’s actual ownership percentages for these joint ventures ranged from 30% to 50%.

	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2005		SEPTEMBER 30, 2004
	REVENUE DAYS	% OF OWNERSHIP	REVENUE DAYS	% OF OWNERSHIP
V-Pluses operating in the spot market	—	0.0%	136	49.9%
VLCCs operating in the spot market	27	30.0%	26	30.0%
One Aframax participating in Aframax International pool	—	0.0%	46	50.0%
Total	27	30.0%	208	46.6%

	NINE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2005		SEPTEMBER 30, 2004
	REVENUE DAYS	% OF OWNERSHIP	REVENUE DAYS	% OF OWNERSHIP
V-Pluses operating in the spot market	301	0.0%	136	49.9%
VLCCs operating in the spot market	81	30.0%	106	30.0%
One Aframax participating in Aframax International pool	53	0.0%	137	50.0%
Total	435	30.0%	379	46.6%

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

Interest Expense:

The components of interest expense are as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Interest before impact of swaps and capitalized interest	$22,405	$14,982	$67,839	$42,677
Impact of swaps	1,186	3,827	6,029	12,707
Capitalized interest	(952)	—	(2,829)	(201)
Interest expense	$22,639	$18,809	$71,039	$55,183

Interest expense increased by $3,830,000 to $22,639,000 in the third quarter of 2005 from $18,809,000 in the third quarter of 2004 as a result of increases in the average amount of debt outstanding of $504,000,000, which is attributable to the Stelmar acquisition, and in the average rate paid on floating rate debt of 160 basis points to 4.2% from 2.6% in the comparable quarter of 2004. The impact of floating-to-fixed interest rate swaps that qualify as cash flow hedges increased interest expense by $1,186,000 in the third quarter of 2005 compared with an increase of $3,827,000 in the third quarter of 2004. Interest capitalized in 2005 relates to amounts advanced by the Company to a 49.9% owned joint venture constructing four LNG Carriers. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at September 30, 2005 and 2004 was 6.0% and 7.0%, respectively.

Interest expense increased by $15,856,000 to $71,039,000 in the first nine months of 2005 from $55,183,000 in the first nine months of 2004 as a result of increases in the average amount of debt outstanding of $574,000,000, which is attributable to the Stelmar acquisition, and in the average rate paid on floating rate debt of 140 basis points to 3.8% from 2.4% in the first nine months of 2004. The impact of floating-to-fixed interest rate swaps increased interest expense by $6,029,000 in the first nine months of 2005 compared with an increase of $12,707,000 in the first nine months of 2004. Interest expense for the nine month period ended September 30, 2005 includes the write-off of $1,607,000 of deferred debt expense related to debt assumed in connection with the acquisition of our partner’s interest in the joint venture that owned the four V-Pluses.  Such debt was repaid during June 2005.

Provision for Federal Income Taxes:

The credits for income taxes for the three and nine month periods ended September 30, 2005 are based on the pre-tax income/(loss) of the Company’s U.S. subsidiaries, adjusted to reflect items that are not subject to tax. On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004, which reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Therefore, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  Because the Company intends to indefinitely reinvest these earnings in foreign operations, no provision for U.S. income taxes on the earnings from shipping operations of its foreign subsidiaries is required commencing in 2005.

Liquidity and Sources of Capital:

Working capital at September 30, 2005 was approximately $136,000,000 compared with $445,000,000 at December 31, 2004. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $294,000,000 at September 30, 2005.  Net cash provided by operating activities in the first nine months of 2005 was more than $332,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2005) compared with $256,000,000 in the first nine months of 2004. Net cash provided by operating activities in the first nine months of 2005 reflects $91,100,000 of payments with respect to 2004 federal income taxes compared with $11,040,000 in the comparable 2004 period made with respect to 2003 federal income taxes.  Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to September 30, 2005, compared with the actual TCE rates achieved during the first nine months of 2005, will have a negative comparative impact on the amount of cash provided by operating activities.

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

As of September 30, 2005, OSG had $1,285,000,000 of long-term unsecured credit availability, of which $667,000,000 was unused. The Company’s six long-term revolving credit facilities mature in 2006 ($200,000,000), 2008 ($30,000,000), 2009 ($150,000,000), 2010 ($150,000,000), 2011 ($255,000,000) and 2012 ($500,000,000). The Company also has two short-term credit facilities aggregating $65,000,000, of which $30,000,000 was unused as of September 30, 2005.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of September 30, 2005.  Existing financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in existing financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

In addition, the secured nature of a portion of OSG’s debt, together with the limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, might impair the Company’s ability to obtain other financing.

Off-Balance Sheet Arrangements

In November 2004, the Company formed a joint venture whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers.  Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II).  The aggregate construction cost for such newbuildings of $908,000,000 will be financed by the joint venture through long-term bank financing and partner contributions.  OSG has advanced $90,635,000 to such joint venture as of September 30, 2005, representing its share of working capital and the first installment under the construction contracts.  The aggregate unpaid contract costs of $726,500,000 will be funded through bank financing that will be nonrecourse to the partners.  The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges.  The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR.  These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2005 follows (in thousands):

	Balance of 2005	2006	2007	2008	2009	Beyond 2009	Total
Debt (1)	$40,003	$105,305	$99,092	$98,116	$97,140	$1,660,237	$2,099,893
Obligations under capital leases (1)	2,975	11,882	11,882	11,888	10,808	16,985	66,420
Operating lease obligations (chartered-in vessels) (2)	26,184	100,644	105,844	119,906	117,986	454,101	924,665

(1)

Amounts shown include contractual interest obligations. The interest obligations for floating rate debt ($927,369 as of September 30, 2005) have been estimated based on the fixed rates stated in related floating to fixed interest rate swaps, where applicable, or the LIBOR rate at September 30, 2005. The Company has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate. These agreements contain no leverage features and have various maturity dates from July 2006 to August 2014. As of September 30, 2005, the interest rate swaps effectively convert the Company’s interest rate exposure on $282,820 from a floating rate based on LIBOR to an average fixed rate of 6.3%.

(2)

As of September 30, 2005, the Company had chartered in 40 vessels on leases that are accounted for as operating leases. The Company’s participation interest in six VLCCs (excluding the 100% interest in the Meridian Lion) and two Aframaxes averaged 38% and 50%, respectively. Certain of these leases provide the Company with various renewal and purchase options.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income	$72,065	$68,521	$351,145	$190,113
Provision/(credit) for federal income taxes	700	32,700	(3,569)	95,100
Interest expense	22,639	18,809	71,039	55,183
Depreciation and amortization	39,995	25,368	116,444	75,009
EBITDA	$135,399	$145,398	$535,059	$415,405

Ratios of Earnings to Fixed Charges

The ratios of earnings to fixed charges for the nine months ended September 30, 2005 and 2004 were 4.9x and 5.6x, respectively.  The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges.  Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

Earnings Per Share:

The following table presents comparative per share amounts for net income, adjusted for the effects of vessel sales and securities transactions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Diluted net income per share	$1.82	$1.74	$8.89	$4.86
(Gain) on sale of vessels*	(.27)	(.21)	(.92)	(.26)
(Gain) on securities transactions**	(.19)	(.03)	(.39)	(.15)
	$1.36	$1.50	$7.58	$4.45

*

Based on amounts reported in Note M to the condensed financial statements, reduced, in the 2005 periods only with respect to the sale of U.S. Flag vessels and in the 2004 periods for all vessel sales, by federal income taxes calculated at 35%.

**

Represents the realized gain on sale of securities (as reported in Note M), reduced by federal income taxes calculated at 35%, as adjusted by the change in the valuation allowance in the nine month period ended September 30, 2004.

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

The Company has one long-term revolving credit facility under which borrowings bear interest at LIBOR plus a margin, where the margin is dependent on the Company’s leverage. As of September 30, 2005, there was no balance outstanding under such facility.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of September 30, 2005 and for the three month and nine month periods ended September 30, 2005 and 2004 are unaudited; however, such financial statements have been reviewed by the Company’s independent public accounting firm.

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

Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2005 including timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act.  There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this quarterly report.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s Foreign Flag Product Carrier, the Uranus, and the Company’s handling of waste oils.  The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before the grand juries.  The Company has been cooperating with the investigation and in 2004 and the first quarter of 2005, the Company made a total provision of $10 million (including $4 million in the first quarter of 2005) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation.  Management cannot reasonably estimate a range of such fines and contributions beyond the amount of the provision.  Negotiations with the U.S. Department of Justice have continued but there can be no assurance that a satisfactory settlement can be achieved or that the provision will be sufficient to cover total fines and contributions to environmental programs associated with a settlement of the investigation.

Item 6.            Exhibits

See Exhibit Index on page 48.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 2005 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows and changes in shareholders’ equity for the nine month periods ended September 30, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

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

November 1, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date:	November 1, 2005	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date:	November 1, 2005	/s/ Myles R. Itkin
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