Form 10-K
period 2005-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2006-03-01
CIK 75208

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code: 212-953-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	New York Stock Exchange
Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act). Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second quarter, was $2,077,168,507, based on the closing price of $59.65 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

As of February 24, 2006, 39,531,417 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.                 BUSINESS

Overview

Overseas Shipholding Group, Inc. (“OSG” or the “Company”) is one of the world’s leading independent bulk shipping companies engaged primarily in the ocean transportation of crude oil and petroleum products. The Company owns or operates a modern fleet of 89 vessels (aggregating 11.4 million deadweight tons) of which 79 vessels operate in the international market and 10 operate in the U.S. Flag market. OSG’s newbuilding program includes four LNG carriers, four International Flag Product Carriers and ten U.S. Flag Product Carriers, bringing the Company’s total operating and newbuild fleet at December 31, 2005 to 107 vessels.

OSG’s vessel operations are organized into strategic business units: crude oil tankers, Product Carriers, U.S. Flag vessels and Liquefied Natural Gas (“LNG”) Carriers. The crude oil tanker unit manages International Flag V-Plus, VLCC, Aframax and Panamax tankers; the Product Carriers unit principally manages Handysize Product Carriers; the U.S. Flag unit manages most U.S. Flag vessels; and the LNG unit is developing its chartering and commercial capabilities in preparation for the delivery of four LNG carriers beginning in late 2007. Each strategic business unit has dedicated chartering and commercial personnel while the Company’s technical ship management operations and corporate departments support all four business units.

The Company charters its vessels either for specific voyages (“Voyage Charter”) at spot rates or for specific periods of time (“Time Charter”) at fixed monthly amounts. Spot market rates are highly volatile, while time charter rates are fixed for a specific period of time, and provide a more predictive stream of Time Charter Equivalent Revenues. For a more detailed discussion on factors influencing spot and time charter markets, see Operations - Charter Types.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report on Form 10-K begins on page 27. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

Business Strategy

The Company’s strategy is to be a market leader in each of the segments in which it operates. OSG believes that it differentiates itself from its competitors through the scale and diversity of its fleet, the skills, experience and capabilities of its sea-based crew and shore-based personnel, and its ability to and reputation of providing reliable, safe transportation services while protecting its crews and the environment. To support its goal of market leadership, OSG intends to expand its International and U.S. Flag fleets on an opportunistic basis, strive for operational excellence, and maintain a strong balance sheet to support future growth.

Balanced Growth—The Company believes that by balancing the types of vessels it deploys as well as actively managing the mix of Charters and the ownership profile of its fleet, it can maximize returns on invested capital while making it less dependent on any particular market sector.

Operational Excellence—The Company is committed to technical excellence across its fleet. To support this goal, the Company has a high quality, modern fleet operated by experienced crews. The Company has established operational practices and procedures that are designed to ensure that it complies with all applicable environmental, regulatory and safety standards and has invested in technology and machinery to further such compliance. The Company’s operating policies and procedures are audited by an internal team that reports to the Company’s Head of Shipping Operations. Furthermore, the Company employs an operational compliance officer who reports directly to the Company’s President.

Financial Flexibility—The Company believes its strong balance sheet, high credit rating and high level of unencumbered assets give it access to both the unsecured bank markets and to the public debt markets, allowing it to borrow primarily on an unsecured basis and to reduce its financing costs and cash flow breakeven levels in each of its vessel classes. This financial flexibility permits the Company to pursue attractive business opportunities.

Summary of 2005 Acquisitions and Transactions

During 2005, the Company pursued several initiatives to expand the number of vessels in its fleet and to reduce the average age of its vessels. Among these initiatives were the following transactions:

International Crude Oil Tankers

•       On October 13, 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”), in connection with DHT’s initial public offering. The total purchase price paid for the vessels, after giving effect to the exercise of the over-allotment option granted by OSG to the underwriters of the DHT offering, was $419.9 million in cash and 13.4 million shares in DHT, constituting a 44.5% interest in DHT. OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options up to an additional five to eight years, depending on the vessel. Under related agreements, a subsidiary of the Company provides Technical Management services for these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such management agreements are cancelable by DHT upon 90 days notice.

•       On June 1, 2005, a subsidiary of OSG acquired its partner’s 50.1% interest in a joint venture that owned four double hull V-Plus tankers for $69.0 million. Subsequently, OSG sold two of the four V-Pluses to the former joint venture partner in a cash transaction valued at $168.5 million (net of repayment of subordinated partner loans) and retained ownership of the remaining two V-Plus tankers. Each V-Plus is capable of carrying up to 3.2 million barrels of crude oil, nearly 50% greater than a VLCC, thus providing customers a lower delivered cost per barrel than other vessel types. These modern, double hull tankers have design features that extend their trading lives to 40 years and enhance their safety and efficiency on long haul routes.

•       During 2005, the Company sold its single hull Suezmax, its 50% interest in a 13 year old double sided Aframax, an 11 year old Aframax, two approximately 18 year old double sided Panamaxes, two 12 year old Panamaxes (which the Company bareboat chartered back for 50 months) and its 30% interest in a single hull VLCC.

International Product Carriers

•       On October 7, 2005, OSG signed an agreement to time charter-in four newbuild Product Carriers for a period of ten years each. The vessels are scheduled for delivery to OSG between September 2006 and June 2007 and will be able to transport petroleum products, vegetable oils and IMO III chemicals.

•       On January 20, 2005, OSG acquired Stelmar Shipping Ltd. (“Stelmar”), a leading international provider of petroleum product and crude oil transportation services. Stelmar’s modern fleet consisted of 40 vessels, aggregating 2.3 million dwt. The acquisition resulted in numerous financial and operational benefits, including the addition of 24 Product Carriers, which primarily operate on time charters providing revenue stability that balances OSG’s spot market exposure in the crude oil segment. The purchase also included sixteen additional Panamax and Aframax vessels, which enhanced the Company’s crude oil fleet and its presence in the Pacific trades between South America and Central America and the U.S.

•       During 2005, the Company sold four double sided Handysize Product Carriers with an average age of approximately 16 years. Simultaneously with these sales, the Company bareboat chartered back such vessels for terms of three and one-half years to four years. With these sales, the Company’s entire fleet of owned International Flag Product Carriers are double hull.

U.S. Flag Fleet

•       In June 2005, OSG signed agreements to bareboat charter-in ten Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard, Inc. (“APSI”). Following construction, APSI will sell the vessels to subsidiaries of American Shipping Corporation (“ASC”), an affiliate of APSI, which will bareboat charter the vessels to subsidiaries of OSG for initial terms of five and seven years, with OSG having extension options for the life of the vessels. The bareboat charterers of the vessels will, in turn, time charter the vessels to an entity owned jointly by a subsidiary of OSG and an affiliate of ASC. The vessels are scheduled to be delivered beginning in late 2006 through 2010. Each bareboat charter will commence upon delivery of the respective vessel. OSG has entered into long-term time charters with two major oil companies for the first four vessels to be delivered.

•       In February 2005, the Company signed agreements with the Maritime Administrator of the U.S. Department of Transportation pursuant to which it entered into the U.S. Maritime Security Program three U.S. Flag Product Carriers and one U.S. Flag Pure Car Carrier for ten-year terms (see “U.S. Flag Fleet Operations” on page 11). The program affords OSG the opportunity to bid on contracts to transport cargoes of select government programs as well as receive an annual subsidy in exchange for the assurance that the vessels will be made available if called upon by the U.S. government.

•       During 2005, the Company sold its three 28 year old single hull U.S. Flag Crude Tankers, upon the expiration of their respective bareboat charters, which coincided with the dates that applicable laws preclude such vessels from calling on U.S. ports.

LNG

In November 2004, the Company and Qatar Gas Transport Company Limited (Nakilat) formed a joint venture that ordered four 216,000 cbm LNG Carriers for an aggregate purchase price of $908 million. The LNG Carriers will, upon delivery in 2007 and 2008, commence 25-year time charters (with options to extend) to Qatar Liquefied Gas Company Limited (II). The vessels are intended for use on a new project to transport liquefied natural gas from Qatar to the United Kingdom. These state-of-the-art vessels will have twin slow-speed diesel engines and on-board reliquefaction capability to handle cargo boil-off.

Tax Changes Benefiting OSG’s International Shipping Operations

In October 2004, Congress passed the American Jobs Creation Act of 2004 which, for taxable years beginning in 2005, reinstates the indefinite deferral of United States taxation on international shipping income until such income is repatriated to the United States as dividends. From 1987 through 2004, the Company’s international shipping income was subject to current taxation. The new tax law effectively restores the pre-1976 tax treatment of international shipping income beginning in 2005 and places the Company’s international fleet on a level playing field with its offshore competitors for the first time since 1986 (see “Taxation of the Company” on page 20).

Fleet Highlights

As of December 31, 2005, OSG owned or operated (including newbuilds ordered) an aggregate of 107 vessels. Of this total, 87 vessels are International Flag and 20 vessels are U.S. Flag. The Marshall Islands is the principal flag of registry of the Company’s International Flag vessels. Additional information about the Company’s fleet, including its ownership profile, is set forth below under Operations—Fleet Summary, as well as on the Company’s website, www.osg.comwww.osg.com. The Company’s fleet includes:

•       Forty-eight International Flag tankers engaged in the transportation of crude oil worldwide;

•       Twenty-nine International Flag Product Carriers (including two Aframaxes and two Panamaxes that are currently reflected in the International Flag Crude Tankers reportable segment) engaged in the transportation of refined petroleum products;

•       Two International Flag Dry Bulk Carriers that transport primarily coal and iron ore;

•       Ten U.S. Flag vessels, seven of which are Product Carriers (including three that trade primarily in the international market and are therefore reflected in the International Flag Product Carriers reportable segment) that transport refined and unrefined petroleum products, two of which are Dry Bulk Carriers and one of which is a car carrier; and

•       Four International Flag newbuild Product Carriers (scheduled for delivery in 2006 and 2007), ten newbuild U.S. Flag Jones Act Product Carriers (scheduled for delivery between 2006 and 2010) and four newbuild LNG carriers (scheduled for delivery in 2007 and 2008).

In the international market, the Company has one of the industry’s most modern and efficient fleets. At a time when customers are demonstrating an increasingly clear preference for modern tonnage based on concerns about the environmental risks associated with older vessels, 100% of OSG’s owned International Flag fleet is double hull. The young age of the Company’s International Flag fleet and the Company’s Technical Management expertise has resulted in minimal service disruptions for these vessels.

Commercial Pools

To increase vessel utilization and thereby revenues, the Company participates in Commercial Pools with other owners of modern crude oil tankers. By operating a large number of vessels as an integrated transportation system, Commercial Pools offer customers greater flexibility and a higher level of service while achieving improved scheduling efficiencies. All of the Company’s V-Plus and VLCC vessels are managed in the Tankers International pool which, as of December 31, 2005, operated an aggregate of 47 VLCC and V-Plus tankers that trade on long haul routes throughout the world. All but one of OSG’s Aframax tankers are in the Aframax International pool, which at year end 2005 consisted of 36 Aframaxes that generally trade in the Atlantic Basin, North Sea and the Mediterranean on short and medium haul routes. The remaining Aframax is expected to join Aframax International in March 2006, upon completion of its current time charter. Nine of the Company’s 13 Panamax tankers participate in Panamax International, which operated a total of 13 Panamaxes as of December 31, 2005 on short and medium haul routes between South and Central America, the U.S. and Caribbean. These commercial ventures negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization rates for pool vessels by securing backhaul voyages and Contracts of Affreightment (“COAs”), thus generating higher effective TCE revenues than otherwise might be obtainable in the spot market. For detailed information on the pools, See Operations—International Fleet Operations.

Technical Operations

OSG believes that its commercial success depends in part on the Company’s compliance with quality, safety and environmental standards mandated by worldwide regulators and customers. Technical operations for the Company’s crude oil tankers, Product Carriers and U.S. Flag fleet is managed from Newcastle, United Kingdom, Athens, Greece and New York, New York, respectively, by an integrated team of shore side and sea-based personnel. The Company has established operational practices and procedures that are designed to ensure that all applicable quality, safety and environmental standards are satisfied and has provided all of its operational personnel with appropriate training and machinery to fully implement these practices and procedures. In 2005, OSG established an operational integrity group, responsible for auditing compliance with vessel operating procedures, vessel compliance with environmental regulatory requirements, vessel safety and maintenance standards and responding to the Company’s open, self reporting system of possible violations of Company policies and procedures. The Company has also hired an independent compliance officer of its practices, procedures and training programs.

Commercial Operations

OSG’s commercial operations teams based in its offices in London, New York and Singapore permit customers to have access at all times to information about their cargo’s position and status. The Company believes that the scale of its fleet, its commercial management skills and extensive market knowledge allow it to achieve better rates than smaller, independent shipowners. OSG’s reputation in the marketplace is a result of longstanding relationships with its customers and business partners. Investments in technology, including database and software tools, have enabled OSG to improve the speed, quality and information it provides to its customers.

Customers

OSG’s customers include major independent and state-owned oil companies, oil traders, and U.S. and international government entities. The Company believes that it distinguishes itself in the shipping market through an emphasis on service, safety, reliability and its ability to maintain and grow long-term customer relationships.

Liquidity

The Company believes that the strength of its balance sheet, and the financial flexibility that it affords, distinguishes it from many of its competitors. At December 31, 2005, shareholders’ equity increased by $450 million to $1.88 billion and liquidity, including undrawn bank facilities, increased to more than $1.42 billion. On February 9, 2006, OSG entered into a new $1.5 billion unsecured credit facility which replaced bank facilities that provided up to $1.33 billion of unsecured financing.

Liquidity adjusted debt to capital was 24.5% at December 31, 2005, a reduction of close to 26 percentage points from a pro forma 50.3% as of December 31, 2004, adjusted to reflect the Stelmar acquisition and the sales of Product Carriers in January 2005. For this purpose, liquidity adjusted debt is defined as long-term debt reduced by cash and the tax adjusted balance in the Capital Construction Fund. Notably in 2005, the Company used the proceeds of the DHT transaction to pay down debt, while simultaneously expanding its fleet by chartering-in tonnage, which requires no capital commitment.

Employees

As of December 31, 2005, the Company had 3,337 employees: 3,187 seagoing personnel and 250 shore side staff. The Company has collective bargaining agreements with two different maritime unions covering 204 seagoing personnel employed on the Company’s U.S. Flag vessels. These agreements are in effect through June 15, 2006 with one of the unions and June 15, 2015 with the other union. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. OSG believes that it has a satisfactory relationship with its employees.

Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding the outlook for tanker markets, and the Company’s prospects, including prospects for certain strategic alliances and investments. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for oil and petroleum products, either globally or in particular regions; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; drydocking schedules differing from those previously anticipated; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; the ability to attract and retain customers; the ability to restore refining capacity and crude oil production damaged by hurricanes in the Gulf of Mexico; the impact on the Company’s financial statements of the sale of seven vessels to Double Hull Tankers, Inc. and the charter back of such vessels; estimates of future costs and other liabilities for certain environmental matters and investigations; and projections of the costs needed to develop and implement the Company’s strategy of being a market leader in the segments in which the Company competes. The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

Operations

The bulk shipping of crude oil, refined and unrefined petroleum products has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers and Product Carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company has established three reportable business segments:  International Flag Crude Tankers and International Handysize Product Carriers, and U.S. Flag Vessels.

The following chart reflects the percentage of TCE revenues generated by the Company’s three reportable segments for each year in the three-year period ended December 31, 2005 and excludes the Company’s proportionate share of TCE revenues of joint ventures. Segment information for 2004 and 2003 has been reclassified to conform to the 2005 presentation.

	Percentage of TCE Revenues
	2005	2004	2003
International Flag
Crude Tankers	71.1%	84.3%	73.1%
Product Carriers	17.8%	3.2%	4.4%
Other	2.7%	3.2%	5.1%
Total International Flag Segments	91.6%	90.7%	82.6%
U.S. Flag	8.4%	9.3%	17.4%
Total	100.0%	100.0%	100.0%

The following chart reflects the percentage of income from vessel operations accounted for by each reportable segment. Income from vessel operations is before general and administrative expenses and the Company’s share of income from joint ventures:

	Percentage of Income from Vessel Operations
	2005	2004	2003
International Flag
Crude Tankers	80.3%	91.9%	80.2%
Product Carriers	12.8%	2.3%	3.0%
Other	0.9%	0.4%	5.0%
Total International Flag Segments	94.0%	94.6%	88.2%
U.S. Flag	6.0%	5.4%	11.8%
Total	100.0%	100.0%	100.0%

For additional information regarding the Company’s three reportable segments for the three years ended December 31, 2005, see Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note D to the Company’s consolidated financial statements set forth in Item 8.

The increase in the relative contribution of International Flag Product Carriers to TCE revenues and income from vessel operations in 2005 compared with both 2004 and 2003 reflects the addition of 24 Handysize Product Carriers as a result of the Stelmar acquisition in 2005. Revenues from International Flag Crude Tankers are derived principally from voyage charters and are, therefore, significantly affected by prevailing spot rates. During 2003, spot rates, particularly for VLCCs and Aframaxes, were significantly lower than their levels for 2005 and 2004.

In contrast to the International Flag Crude Tankers, revenues from International Flag Product Carriers and the vessels included in the U.S. Flag reportable segment are derived principally from time charters generating a more predictable level of TCE earnings. Accordingly, the relative contributions of the Handysize Product Carriers and the U.S. Flag segment’s vessels to consolidated TCE revenues and to consolidated income from vessel operations are influenced by the level of freight rates then existing in the international market for crude oil tankers, increasing when such rates decrease and decreasing when such rates increase. The reduction in the relative contribution of the vessels of the U.S. Flag segment also reflects the sale of all four U.S. Flag Crude Tankers between February 2004 and year end 2005.

Charter Types

The Company believes that by balancing the mix of TCE revenues generated by voyage charters and time charters, the Company is able to maximize its financial performance throughout shipping cycles.

Spot Market

Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 69% of the Company’s TCE revenues in 2005, 85% in 2004 and 79% in 2003. Accordingly, the Company’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile. Rates are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over the period of projected use. Seasonal trends greatly affect world oil consumption and consequently tanker demand. While trends in consumption vary with season, peaks in tanker demand quite often precede seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand are principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by the volume of newbuilding deliveries, the removal (principally through scrapping) of existing vessels from service, and by the greater efficiency of modern tonnage. Scrapping is affected by the level of freight rates, by the level of scrap prices and by international and U.S. governmental regulations that require the maintenance of vessels within certain standards and mandate the retirement of tankers lacking double hulls.

Time Charter Market

A significant portion of the Company’s U.S. Flag fleet, its International Flag Product Carriers and upon delivery, the LNG fleet is, or will be, on time charters, providing a significant and predictable level of earnings, which is not subject to fluctuations in spot-market rates. Time charters constituted 31% of the Company’s TCE revenues in 2005, 15% in 2004 and 21% in 2003. Some of the Company’s older chartered-in vessels are chartered through the remainder of their commercial lives. The following table sets forth the percentage of the fleet based on number of vessels as of December 31, 2005, that traded in the spot market and the time charter market. The vessels in commercial pools are included in the spot market because these pools predominantly perform voyage charters.

Operating Fleet (weighted by ownership percentage)

	As of December 31, 2005		As of December 31, 2004
Vessel Type	% on Spot Charter	% on Time Charter	% on Spot Charter	% on Time Charter
VLCC (including V-Plus)	100%	—	95%	5%
Aframax*	94%	6%	100%	—
Panamax	38%	62%	50%	50%
Summary International Flag Crude Tankers	81%	19%	92%	8%
International Flag Handysize Product Carriers	8%	92%	—	100%
International Flag Dry Bulk Carriers	—	100%	—	100%
U.S. Flag Vessels	40%	60%	20%	80%
Summary Operating Fleet	55%	45%	68%	32%

*                    For the Aframax International pool, the percentage of vessels trading on time charters increased to 17% as of December 31, 2005 from 11% as of December 31, 2004.

Fleet Summary

As of December 31, 2005, OSG’s International Flag and U.S. Flag operating fleet consisted of 89 vessels, 44% of which are chartered-in under operating or capital leases, the balance of which is owned.  In order to maximize returns on invested capital, particularly during periods of time when newbuilding prices and second hand vessel prices are near all-time highs, the Company charters-in tonnage, enabling it to expand its fleet without making additional capital commitments. Vessels chartered-in may be Bareboat Charters (where OSG is responsible for all Vessel Expenses) or Time Charters (where the shipowner pays Vessel Expenses). For more detailed information see the notes to the Detailed Fleet List later in this section.

	Vessels Owned		Vessels Chartered-in		Total at December 31, 2005
Vessel Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Vessels	Vessels Weighted by Ownership	Total Dwt
VLCC (including V-Plus)	12	12	10	6.25	22	18.25	6,994,410
Aframax	9	9	8	7.00	17	16.00	1,758,994
Panamax	11	11	2	2.00	13	13.00	904,709
Summary International Flag Crude Tankers	32	32	20	15.25	52	47.25	9,658,113
International Flag Handysize Product Carriers	12	12	13	13.00	25	25.00	1,074,834
International Flag Dry Bulk Carriers	—	—	2	2.00	2	2.00	319,843
Total International Flag Operating Fleet	44	44	35	30.25	79	74.25	11,052,790
U.S. Flag Operating Fleet	6	6	4	4.00	10	10.00	386,047
Total Operating Fleet	50	50	39	34.25	89	84.25	11,438,837
Newbuild Fleet
International Flag Handysize Product Carriers	—	—	4	4.00	4	4.00	204,000
U.S. Flag Product Carriers	—	—	10	10.00	10	10.00	460,000
Subtotal of Crude Tankers, Product Carriers and Dry Bulk Carriers	50	50	53	48.25	103	98.25	12,102,837
Newbuild LNG Carriers	4	2	—	—	4	2.00	864,000 cbm
Total Operating and Newbuild Fleet	54	52	53	48.25	107	100.25	—

OSG has one of the youngest International Flag fleets in the industry. The Company believes its modern, well maintained fleet is a significant competitive advantage in the global market. The table below reflects the average age of the Company’s owned International Flag fleet in comparison with the world fleet.

Vessel Type	Average Age of OSG’s Owned Fleet at 12/31/05	Average Age of OSG’s Owned Fleet at 12/31/04	Average Age of World Fleet at 12/31/05*
VLCC (including V-Plus)	5.7 years	4.7 years	8.5 years
Aframax	8.1 years	7.0 years	9.2 years
Panamax	2.8 years	18.4 years	11.1 years
Handysize Product Carrier	4.9 years	15.8 years	13.1 years

*                    Source:  Clarkson database as of January 1, 2006.

International Fleet Operations

Crude Oil Tankers

In order to enhance vessel utilization and TCE revenues, the Company has placed its V-Plus, VLCC and all but one of its Aframax tankers as well as a number of Panamax tankers into commercial ventures that are responsible for the Commercial Management of these vessels. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants, after deducting administrative fees, according to formulas based upon the relative carrying capacity, speed, and fuel consumption of each vessel.

•       Tankers International (“Tankers International”)—Tankers International was formed in December 1999, by OSG and other leading tanker companies in order to pool the commercial operation of their modern VLCC fleets. As of December 31, 2005, Tankers International had nine participants and managed a fleet of 47 modern VLCCs, including all 22 of the Company’s V-Plus and VLCC owned and chartered-in vessels.

Tankers International performs the Commercial Management of its participants’ vessels. The large number of vessels managed by Tankers International give it the ability to enhance vessel utilization through backhaul cargoes and COAs, thereby generating greater TCE revenues. In recent years, crude oil shipments from West Africa to Asia have expanded, increasing opportunities for vessels otherwise returning in ballast (i.e., without cargo) from Europe and North America to load cargoes in West Africa for delivery in Asia. Such combination voyages are used to maximize vessel utilization by minimizing the distance vessels travel in ballast.

By consolidating the Commercial Management of its substantial fleet, Tankers International is able to offer its customers access to an expanded fleet of high-quality VLCCs and V-Pluses. The size of the fleet enables Tankers International to become the logistics partner of major customers, providing new and improved tools to help them better manage their shipping programs, inventories, and risk.

•       Aframax Pool (“Aframax International”)—Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. As of December 31, 2005, there were seven participants in Aframax International and the pool Commercially Managed 36 vessels (including 16 of the Company’s owned and chartered-in vessels) that generally trade in the Atlantic Basin, North Sea and the Mediterranean. The Aframax International pool has been able to enhance vessel utilization with backhaul cargoes and COAs, thereby generating higher TCE revenues than would otherwise be attainable in the spot market.

•       Panamax Joint Venture (“Panamax International”)—Panamax International, in which the Company has a 50% interest, was formed in April 2004 to provide for Commercial Management of the Panamax fleets of its two partners. As of December 31, 2005, Panamax International managed a fleet of 13 modern Panamaxes, which includes five of the Company’s Panamaxes, as well as four that are time chartered to the other pool partner.

Product Carriers

Building on its commercial platform and technical expertise managing Product Carriers, the Stelmar acquisition in early 2005 expanded OSG’s International Flag Product Carrier fleet to 29 vessels as of December 31, 2005. International Flag Handysize Product Carriers constitutes one of the Company’s reportable business segments. The Company’s substantial expansion of its presence in the product carrier market diversified OSG’s fleet and reduced its dependence on the crude oil sector.

In addition, because the Product Carriers trade predominantly on time charters, they provide a more predictive stream of revenue than vessels that trade primarily in the spot market.

U.S. Flag Fleet Operations

The tax law changes that resulted from the American Jobs Creation Act passed by Congress in late 2004, coupled with converging events of a declining fleet capacity in the United States as a result of the phase out of single hull tankers required by the U.S. Oil Pollution Act of 1990 (“OPA 90”) and the expected continued growth in demand by U.S. consumers for crude oil and petroleum products transported by sea, served as the basis for OSG making a significant commitment to expanding its presence in the U.S. Flag and Jones Act market. Under the Jones Act, shipping between United States ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies, more than 75% owned and controlled by U.S. citizens. Four U.S. Flag Product Carriers qualify for and operate in trades protected by the Jones Act. In 2005, OSG actively pursued new commercial and government business opportunities, reflagged three Product Carriers (acquired through the Stelmar acquisition) to satisfy the requirements of the U.S. Government’s Military Security Program described below and bareboat chartered ten Jones Act Product Carriers that will be constructed at the Aker Philadelphia Shipyard and are scheduled for delivery from late 2006 through 2010. In addition to Product Carriers, OSG owns or operates two Dry Bulk Carriers and one Pure Car Carrier. The Company’s U.S. Flag vessels constitute one of the Company’s reportable business segments.

•       Dry Bulk Cargo—The Merchant Marine Act of 1936, as amended, requires that preference be given to U.S. Flag vessels, if available at reasonable rates, in the shipment of at least half of all U.S. government-generated cargoes and 75% of all food-aid cargoes. The Company’s two U.S. Flag Dry Bulk Carriers generate most of their revenue from these preference trades.

•       Military Security Program—Since late 1996, the Company’s U.S. Flag Pure Car Carrier has participated in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. In February 2005, the Company signed four agreements with the Maritime Administrator of the Department of Transportation pursuant to which, in October 2005, the Company entered the three recently reflagged U.S. Flag Product Carriers and re-entered its U.S. Flag Pure Car Carrier into the Program. The terms of the three agreements relating to the reflagged Product Carriers are four years, subject to extension to a total of ten years in the event that the Company is awarded certain construction subsidies under the National Defense Tanker Vessel Construction Program (“NDTVCP”) and substitutes appropriate newbuild vessels constructed with such subsidies for the reflagged Product Carriers. Congressional funding of the NDTVCP has not been approved and there can be no assurance that Congress will provide such construction subsidies, that such subsidies will be awarded to the Company or that terms of these agreements will be extended if the Company does not substitute newbuild vessels constructed with such subsidies. Under the Company’s ten-year agreement relating to the Pure Car Carrier, the Company’s U.S. Flag Pure Car Carrier will continue in the Program through 2007, at which time the Company will need to substitute a modern U.S. Flag Car Carrier into the Program. Under the Program, the Company receives approximately $2.6 million per year for each vessel through 2008, $2.9 million per year for each vessel from 2009 through 2011, and $3.1 million per year for each vessel from 2012 through 2016, subject in each case to annual Congressional appropriations.

•       Capital Construction Fund—To encourage private investment in U.S. Flag vessels, the Merchant Marine Act of 1970 permits deferral of taxes on earnings from U.S. Flag vessels deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag vessels (primarily those limited to foreign, Great Lakes, and noncontiguous domestic trades). The Company is a party to an agreement under such Act. Under the agreement, the general objective is for U.S. Flag vessels to be constructed or acquired through the use of assets accumulated in the fund. If the agreement is terminated or amounts are withdrawn from the Capital Construction Fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had approximately $296 million in its Capital Construction Fund as of December 31, 2005. The Company’s balance sheet at December 31, 2005 includes a liability of approximately $93 million for deferred taxes on the fund deposits and earnings thereon.

•       Alaska Tanker Company—The Company maintains a 37.5% stake in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, BP p.l.c. (“BP”) and Keystone Shipping Company (“Keystone”), to provide marine transportation services in the environmentally sensitive Alaskan crude-oil trade. ATC, which is also owned 37.5% by Keystone and 25% by BP, manages the vessels carrying BP’s Alaskan crude oil. The Company’s U.S. Flag Crude Tankers were bareboat chartered to ATC, before such vessels were sold during 2005. The Company’s participation in ATC provides the Company with the ability to earn additional income (incentive hire) based upon ATC’s meeting certain predetermined performance standards. Such income, which is included in equity in income of joint ventures, amounted to $8.1 million in 2005, $7.1 million in 2004, and $7.6 million in 2003.

LNG

The Company’s LNG vessels will constitute one of the Company’s business segments upon delivery and commencement of operations, expected in late 2007, with reported operations to be included in equity in income of joint ventures.

In November 2004, after a competitive tender process, Qatar Liquefied Gas Company (II) selected a joint venture in which the Company has a 49.9% interest to time charter to it four LNG Carrier newbuildings for twenty-five years, with options to extend. The joint venture, which is between the Company and Qatar Gas Transport Company Limited (Nakilat), ordered four 216,000 cbm LNG Carriers at a total purchase price of $908 million for delivery in 2007 and 2008, at which times the time charters will begin. The Company will provide Technical Management for these state-of-the art vessels. Through the award of these time charters, the Company is strategically diversifying its business, entering a market that the Company believes offers significant opportunities.

Joint Ventures and Equity Method Investments

The following chart reflects the percentage of equity in income of joint ventures by each reportable segment.

	Percentage of Equity in Income of Joint Ventures
	2005	2004	2003
International Flag
Crude Tankers	82.2%	84.4%	77.5%
Product Carriers	—	—	—
Other	(0.6%)	—	0.2%
Total International Flag Segments	81.6%	84.4%	77.7%
U.S. Flag	18.4%	15.6%	22.3%
Total	100.0%	100.0%	100.0%

In October 2005, the Company sold seven tankers (three VLCCs and four Aframaxes) to DHT in connection with DHT’s initial public offering. These vessels are time chartered back to OSG at fixed rates for initial periods of five to six and one-half years. The charters provide for the payment of additional hire, on a quarterly basis, by OSG when the aggregate revenue earned by these vessels for the Company exceeds the sum of the basic hire paid during the quarter by the Company, as it did in the fourth quarter of 2005.

As a result of the 2005 sales of Front Tobago (a VLCC in which the Company held a 30% joint venture interest) and the Compass I (an Aframax in which OSG held a 50% joint venture interest) and the Company’s purchase of its partner’s 50.1% interest in a joint venture that owned four V-Pluses, the only operating vessels held in companies accounted for by the equity method at December 31, 2005 are those held through DHT, all of which are on time charters, with profit sharing.

The relative contribution of equity in income from joint ventures of the Company’s International Flag joint ventures (or investments accounted for by the equity method) in 2005 and 2004 increased compared with 2003 because of the significant increase in spot market rates earned by such vessels relative to the Company’s share of incentive hire received from ATC (U.S. Flag vessels), which does not fluctuate with rates.

In 2004, the Company completed a transaction with its partner covering six joint venture companies, each of which owned a VLCC. This transaction provided for an exchange of joint venture interests that resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe, and the joint venture partner owning 100% of the Edinburgh, Ariake and Hakata. The results of the Dundee, Sakura I and Tanabe are included in the International Flag Crude Tankers segment from the effective date of the transaction.

In July 2004, a joint venture in which the Company has a 49.9% interest, acquired four double hull V-Pluses. The four V-Pluses, which are the only double hull V-Pluses in the world, are capable of carrying up to 3.2 million barrels of crude oil, more than 50% greater than VLCCs, at a lower delivered cost per barrel. These four vessels incorporate many design features intended to extend their trading lives to 40 years and enhance their safety and efficiency in the long haul crude trade. On June 1, 2005, a subsidiary of OSG acquired its partner’s 50.1% interest in this joint venture, then sold two of the four V-Pluses to the former joint venture partner in exchange for cash. The results of the two V-Pluses the Company owns, TI Africa and TI Oceania, are included in the International Flag Crude Tankers segment from the effective date of the transaction.

Competition

The shipping industry is highly competitive and fragmented with OSG competing with other owners of U.S. and International Flag tankers and dry cargo ships. Competitors include other independent shipowners, oil companies and state owned entities with their own fleets.

OSG’s vessels compete with all other vessels of a size and type required by the customer that can be available at the date specified. In the spot market, competition is based primarily on price, although charterers are becoming more selective with respect to the quality of the vessel they hire considering other key factors such as the vessel age, the reliability and quality of operations and preference for modern double hull vessels based on concerns about environmental risks associated with older vessels. Consequently owners of large modern double hull fleets have gained a competitive advantage over owners of older fleets. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be more significant in competing for business.

As of December 31, 2005, OSG’s fleet of VLCCs and V-Pluses consisted of 22 vessels, all of which are commercially managed through Tankers International, a venture where several owners and operators pool their vessels together providing additional services and opportunities to both potential customers and pool members. Tankers International with a total of 47 VLCCs as of December 31, 2005, competes with more than 90 owners and has more tonnage than its main competitors, which include Frontline Ltd., Mitsui OSK Lines, Ltd., Nippon Yusen Kabushiki Kaisha, VELA International Marine Ltd., the shipping arm of the Saudi Arabian oil company, World-Wide Shipping Agency (S) Pte. Ltd and Kristen Navigation Inc.

OSG also operates as part of Aframax International, which consists of 36 Aframaxes trading primarily in the Atlantic Basin, North Sea and Mediterranean. More than 160 owners operate in the Aframax market sector with Aframax International being the second largest operator in this market sector. Aframax International’s main competitors include Teekay Shipping Corporation, Malaysian International Shipping Corporation Berhad, General Maritime Corp. and Minerva Marine Inc.

OSG’s main competitors in the highly fragmented Panamax trade include owners and pool operators. Nine of OSG’s Panamaxes operate as part of Panamax International, which is a joint venture that commercially manages 13 double hull vessels. Main competitors include the larger Star Tankers Heidenreich Marine Inc. and A/S Dampskibsselskabet Torm, as well as Glencore International AG, Jacob-Scorpio Pool Management S.A.M. and China Shipping Group.

In the Handysize Product Carrier segment, OSG owns or charters-in a fleet of 28 vessels that competes with over 200 owners and pool operators. Main competitors include the larger Glencore International AG, Handytankers K/S and Vitol Group, as well as Mitsui O.S.K. Lines, Ltd., OMI Corporation, China Ocean Group Companies (“COSCO”), Trafigura, A/S Dampskibsselskabet Torm and Dorado Tankers.

In the U.S. Flag trades, the Company competes with other owners of U.S. Flag vessels. Demand for U.S. Flag Product Carriers is linked to changes in refining activity levels and regional energy demands. U.S. Flag Product Carriers also compete with ocean-going barges, pipelines and are affected by the level of imports carried on International Flag Product Carriers. Competitors include Seacor Holdings, Inc., Maritrans Inc. and U.S. Shipping Partners L.P.

Environmental and Security Matters Relating to Bulk Shipping

Government regulation significantly affects the operation of the Company’s vessels. They are subject to international conventions, national, state and local laws and regulations in force in the countries in which the Company’s vessels may operate or are registered.

The Company’s vessels undergo regular and rigorous in-house safety reviews. In addition, a variety of governmental and private entities subject the Company’s vessels to both scheduled and unscheduled inspections. These entities include local port state control authorities (U.S. Coast Guard, harbour master or equivalent), Classification Societies, flag state administration (country of registry) and charterers, particularly terminal operators and oil companies. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of the Company’s vessels. Failure to maintain necessary permits or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of the Company’s vessels.

The Company believes that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older tankers throughout the industry. Increasing environmental concerns have created a demand for tankers that conform to the stricter environmental standards. The Company is required to maintain operating standards for all of its tankers emphasizing operational safety, quality maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. OSG believes that the operation of its vessels will be in substantial compliance with applicable environmental laws and regulations; however, because such laws and regulations are frequently changed and may impose increasingly stringent requirements, OSG cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of its tankers.

International Environmental and Safety Restrictions and Regulations

Phase Out of Non Double Hull Tankers:

In April 2001, the International Maritime Organization (“IMO”) adopted regulations under the International Convention for the Prevention of Pollution from Ships, or MARPOL, requiring new tankers of 5,000 dwt and over, contracted for construction since July 6, 1993, to have double hull, mid-deck or equivalent design. At that time the regulations also required the phase out of non double hull tankers by 2015, with tankers having double sides or double bottoms permitted to operate until the earlier of 2017 or when the vessel reaches 25 years of age. Existing single hull tankers were required to be phased out unless retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. These regulations were adopted by over 150 nations, including many of the jurisdictions in which the Company’s tankers operate. Subsequent amendments to the MARPOL regulations accelerated the phase out of single hull tankers to 2005 for Category I vessels and 2010 for Category II vessels. Category I vessels are crude oil tankers of 20,000 dwt and above and product carriers of 30,000 dwt and above that are pre-MARPOL Segregated Ballast Tanks (“SBT”) carriers. Category II tankers are crude oil tankers of 20,000 dwt and above and product carriers of 30,000 dwt and above that are post-MARPOL SBT tankers. In addition, a Condition Assessment Scheme (“CAS”) will apply to all single hull tankers 15 years or older. Flag states, however, may permit the continued operation of Category II tankers beyond 2010, subject to satisfactory CAS results, but only to 2015 or 25 years of age, whichever comes earlier. Category II tankers fitted with double bottoms or double sides not used for the carriage of oil will be permitted to trade beyond 2010 to 25 years of age, subject to the approval of the flag state. Although flag states may grant life extensions to Category II tankers, port states are permitted to deny entry to their ports and offshore terminals to single hull tankers operating under such life extensions after 2010, and to double sided or double bottomed tankers after 2015.

MARPOL Regulation 13H bans the carriage of heavy grade oils in single hull tankers of more than 5,000 dwt after April 5, 2005, except that flag states may permit Category II tankers to continue to carry heavy grade oil beyond 2005, subject to satisfactory CAS results. This regulation predominantly affected heavy crude oil from Latin America, as well as heavy fuel oil, bitumen, tar and related products.

The IMO may adopt additional regulations in the future that could further restrict the operation of single hull vessels.

European Union (“EU”) regulation (EC) No. 417/2002, which was introduced in the wake of the sinking of the Erika off the coast of France in December 1999, provided a timetable for the phase out of single hull tankers from EU waters. In 2003, in response to the Prestige oil spill in November 2002, the EU adopted legislation that (a) banned all Category I single hull tankers over the age of 23 years immediately, (b) phased out all other Category I single hull tankers in 2005 and (c) prohibits all single hull tankers used for the transport of oil from entering its ports or offshore terminals after 2010, with double sided or double bottomed tankers permitted to trade until 2015 or until reaching 25 years of age, whichever comes earlier. The EU, following the lead of certain EU nations such as Italy and Spain, also banned all single hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction.

Many users of oil transportation services operating around Europe are showing a willingness to pay a higher freight rate for double hull tankers than for single hull tankers. It is becoming increasingly more difficult to obtain clearance for single hull tankers from many countries and oil terminals.

OSG’s International Flag tanker fleet is comprised of modern double hull vessels, except for the 13 chartered-in Handysize Product Carriers, which do not qualify as double hull for MARPOL or EU purposes. The direct impact to the Company of the revised and accelerated IMO phase out schedule will be limited, as all of the Company’s crude oil tankers, and all but these 13 chartered-in International Flag Product Carriers, are double hull, and the charters-in expire prior to the date of the respective vessels’ IMO phase out. However, because six of these 13 vessels are not already chartered out through the end of their respective charters-in, they are less likely to command premium rates when their current time charters out end. The Company’s four double bottom U.S. Flag Product Carriers participate in the U.S. Jones Act trades and are therefore not affected by the IMO phase-out schedule. The U.S. has not adopted the 2001 amendments to the MARPOL regulations, which were viewed as less restrictive than OPA 90 regulations that were already in place. For additional information concerning a pending government investigation of the Company’s handling of waste oils, see Item 3. Legal Proceedings.

The IMO has also negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters.

Other International Environmental and Safety Regulations:

In September 1997, the IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships to address air pollution from ships. Annex VI, which became effective in May 2005, sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. All of the Company’s vessels are currently compliant with these regulations. Additional or new conventions, laws and regulations may be adopted that could adversely affect the Company’s ability to comply with applicable air pollution regulations in the future.

Under the International Safety Management Code, or ISM Code, promulgated by the IMO, vessel operators are required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. OSG has developed such a safety management system. The ISM Code also requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its operator has been awarded a document of compliance, issued by the flag state of that vessel, under the ISM Code.

All of the Company’s vessels are certified under the standards reflected in International Standards Organization’s 9002 quality assurance program and IMO’s International Safety Management safety and pollution prevention protocols. In 2002, the Company’s New York office obtained 14001 Certification for Environmental Management Systems. The International Safety Management Code requires a certificate of compliance to be obtained both for the vessel manager and for each vessel that it operates. The Company has obtained such certificates for its shoreside offices and for all of the vessels that it manages. OSG will be required to renew these documents of compliance and safety management certificates annually.

Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the U.S. Coast Guard and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading in U.S. and EU ports.

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969. Under this convention, depending on whether the country in which the damage results is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Under an amendment to the Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability will be limited to approximately $6.4 million plus $902 for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability will be limited to approximately $128 million. As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on December 31, 2005. Under the 1969 Convention, the right to limit liability is forfeited where the spill is caused by the owner’s actual fault; under the 1992 Protocol, a ship-owner cannot limit liability where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. The Company believes that its P&I insurance will cover the liability under the plan adopted by the IMO. See the discussion of Insurance below.

IMO regulations also require owners and operators of vessels to adopt Ship Oil Pollution Emergency Plans, or SOPEPs. Periodic training and drills for response personnel and for vessels and their crews are required.

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters, creates an obligation for port states to inspect at least 25% of vessels using these ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. In addition, the EU is considering the adoption of criminal sanctions for certain pollution events, such as the unauthorized discharge of tank washings. It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the EU or any other country or authority.

Domestic Environmental and Safety Restrictions and Regulations

The United States regulates the tanker industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of OPA 90, and the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. OPA 90 affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the United States. CERCLA applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA 90 and CERCLA impact the Company’s operations.

Under OPA 90, vessel owners, operators and bareboat or demise charterers are ‘‘responsible parties’’ who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels.

In general, OPA 90 limits the liability of responsible parties to the greater of $1,200 per gross ton or $10 million per tanker that is over 3,000 gross tons (subject to possible adjustment for inflation). The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

These limits of liability do not apply, however, where the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party’s gross negligence or wilful misconduct. Similarly, these limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA 90 and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

OPA 90 also requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the statute. The U.S. Coast Guard has enacted regulations requiring evidence of financial responsibility consistent with the maximum limits of liability described above for OPA 90 and CERCLA (combined), or $1,500 per gross ton for tankers. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty or an alternative method subject to approval by the Director of the U.S. Coast Guard National Pollution Funds Center. Under OPA 90 regulations, an owner or operator of more than one tanker is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the tanker having the greatest maximum strict liability under OPA 90  and CERCLA. OSG has provided the requisite guarantees and has received certificates of financial responsibility from the U.S. Coast Guard for each of its tankers required to have one.

OSG has insurance for each of its tankers with pollution liability insurance in the amount of $1 billion. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company’s business.

Under OPA 90, oil tankers for which a contract for construction or major conversion was put in place after June 30, 1990 are required to have double hulls. Furthermore, OPA 90 calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits then existing single hull vessels to operate until 2015 if they discharge at deep water ports, or lighter (i.e., offload cargo) more than 60 miles offshore.

The Company’s four double bottom U.S. Flag Product Carriers will be affected by the OPA 90 phase-out schedule in 2012 and 2013; however, two of these vessels are operated under capital leases expiring in 2011, before their phase-out dates. The other two vessels will be close to 30 years old at the dates they are first affected by the OPA 90 phase-out schedule. The OPA 90 phase-out dates for the Company’s non double hull International Flag Product Carriers are subsequent to their respective IMO phase-out dates.

OPA 90 also amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt vessel response plans for reporting and responding to oil spill scenarios up to a ‘‘worst case’’ scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a ‘‘worst case discharge.’’  The plans must include contractual commitments with clean-up response contractors in order to ensure an immediate response to an oil spill. The Company has developed and filed its vessel response plans with the U.S. Coast Guard and has received approval of such plans. The U.S. Coast Guard has announced its intention to propose similar regulations requiring certain vessels to prepare response plans for the release of hazardous substances.

OPA 90 also requires periodic training programs and drills for shore and response personnel and for vessels and their crews.

OPA 90 does not prevent individual U.S. states from imposing their own liability regimes with respect to oil pollution incidents occurring within their boundaries. In fact, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

Security Regulations

As of July 1, 2004, all ships involved in international commerce and the port facilities that interface with those ships must comply with the new International Code for the Security of Ships and of Port Facilities (“ISPS Code”). This includes passenger ships, cargo ships over 500 gross tons, and mobile offshore drilling rigs. The ISPS Code, which was adopted by the IMO in December 2002, provides a set of measures and procedures to prevent acts of terrorism, which threaten the security of passengers and crew and the safety of ships and port facilities. All of OSG’s Ship Security Plans for its vessels have been approved by the appropriate regulatory authorities and have been implemented.

All of the Company’s ships have obtained an International Ship Security Certificate from a recognized security organization approved by the appropriate flag states and each vessel has developed and implemented an approved Ship Security Plan.

Insurance

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $4.25 billion. As a member of a P&I Association which is a member of the International Group, the Company is subject to calls payable to the Associations based on its claim record as well as the claim records of all other members of the individual Association of which it is a member, and the members of the pool of P&I Associations comprising the International Group. The Company is currently a member of three P&I Associations with each of its vessels insured by one of these three Associations. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $100,000 to $250,000 per vessel per incident. The Company is self insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $3,000,000 per policy year.

The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of its vessels that are covered under the vessels’ marine hull and machinery insurance. Loss of hire insurance covers up to 120 days lost charter income per vessel per incident in excess of the first 60 days lost for each covered incident which is borne by the Company.

Taxation of the Company

The following summary of the principal United States tax laws applicable to the Company, as well as the conclusions regarding certain issues of tax law, are based on the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur. The Company’s views should not be considered official, and no assurance can be given that the conclusions discussed below would be sustained if challenged by taxing authorities.

Substantially all of the Company’s International Flag vessels are owned or operated by foreign corporations that are subsidiaries of OSG International, Inc., a wholly owned subsidiary of the Company incorporated in the Marshall Islands (“OIN”). These corporations have made special U.S. tax elections under which they are treated as “branches” of OIN rather than separate corporations for U.S. federal income tax purposes. For 2005, OIN and its subsidiaries contributed substantially all of the Company’s pre-tax income.

As a result of changes made by the American Jobs Creation Act of 2004 (“2004 Act”), as discussed below, for taxable years beginning after December 31, 2004, the Company is no longer required to report in taxable income on a current basis the undistributed foreign shipping income earned by OIN under the “Subpart F” provisions of the Code.

Taxation to OIN of its Shipping Income:  In General

OIN derives substantially all of its gross income from the use and operation of vessels in international commerce. This income principally consists of hire from time and voyage charters for the transportation of cargoes and the performance of services directly related thereto, which is referred to herein as “shipping income.”

Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the United States will be considered to be 100% derived from sources within the United States. OIN does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. OIN’s vessels will operate in various parts of the world, including to or from U.S. ports. Unless exempt from U.S. taxation under Section 883 of the Code, OIN will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

Application of Code Section 883

Under Section 883 of the Code, OIN will be exempt from the foregoing U.S. taxation of its U.S source shipping income if it is a “controlled foreign corporation” within the meaning of Section 957 of the Code and, under Treasury regulations that were promulgated prior to the enactment of the 2004 Act, more than 50% of OIN’s shipping income is includible in the gross income of U.S. persons that own 10% or more of OIN’s stock. While OIN is a controlled foreign corporation, as a result of the passage of the 2004 Act, the Company is longer required to include OIN’s undistributed shipping income in its income under Subpart F of the Code. In these circumstances, prior to a recent written IRS announcement, it was unclear whether the IRS would interpret the Treasury regulations as currently written in a manner that would deprive OIN of the benefits of Section 883 of the Code. The IRS has now clarified that it will interpret the Treasury regulations in a manner that will allow OIN to continue to benefit from the application of Section 883 of the Code. To the extent OIN is unable to qualify for exemption from tax under Section 883, OIN’s U.S. source shipping income will become subject to the 4% gross basis tax regime described below.

Taxation to OSG of OIN’s Shipping Income

For taxable years beginning on or after January 1, 1987 and ending on or before December 31, 2004, the Company, as a 10% shareholder of controlled foreign corporations, was subject to current taxation on the shipping income of its foreign subsidiaries. To make U.S.-controlled shipping companies competitive with foreign-controlled shipping companies, through the passage of the 2004 Act, Congress repealed the current income inclusion by 10% shareholders of the shipping income of controlled foreign corporations. Accordingly, for years beginning on or after January 1, 2005, the Company is not required to include in income OIN’s undistributed shipping income.

For taxable years beginning on or after January 1, 1976 and ending on or before December 31, 1986, the Company was not required to include in income the undistributed shipping income of its foreign subsidiaries that was reinvested in qualified shipping assets. For taxable years beginning on or after January 1, 1987, the Company is required to include in income the deferred shipping income from this period to the extent that at the end of any year the investment in qualified shipping assets is less than the corresponding amount at December 31, 1986. By virtue of the nature of OIN’s business, the Company anticipates that the recognition of this deferred income will be postponed indefinitely. This is discussed in more detail in Note K to the Company’s consolidated financial statements set forth in Item 8.

Detailed Fleet List as of December 31, 2005

		Year	Deadweight	Interest	Hull
Foreign Flag	Vessel Name	Built	Tonnage	Percentage	Type(6)
V Pluses
	TI OCEANIA(1)	2003	441,585	100.0%	DH
	TI EUROPE(1)	2002	441,561	100.0%	DH
VLCCs
	OVERSEAS ROSALYN(1)	2003	317,972	100.0%	DH
	OVERSEAS MULAN(1)	2002	318,518	100.0%	DH
	TANABE(1)	2002	298,561	100.0%	DH
	SAKURA I(1)	2001	298,644	100.0%	DH
	RAPHAEL(1)	2000	309,614	100.0%	DH
	OVERSEAS DONNA(1)	2000	309,498	100.0%	DH
	EQUATORIAL LION(1)	1997	300,349	100.0%	DH
	SOVEREIGN UNITY(1)	1996	309,892	100.0%	DH
	MAJESTIC UNITY(1)	1996	300,549	100.0%	DH
	CROWN UNITY(1)	1996	300,482	100.0%	DH
VLCCs Chartered-in
	V. K. EDDIE(1,2)	2005	305,261	40.0%	DH
	ARDENNE V(1,2)	2004	318,658	40.0%	DH
	SEA FORTUNE(1,2)	2003	298,833	30.0%	DH
	OVERSEAS ANN(1,2)	2001	309,327	100.0%	DH
	OVERSEAS CHRIS(1,2)	2001	309,285	100.0%	DH
	C. DREAM(1,2)	2000	298,570	15.0%	DH
	REGAL UNITY(1,2)	1997	309,966	100.0%	DH
	MERIDIAN LION(1,2)	1997	300,579	100.0%	DH
	TI NINGBO(1,2)	1996	298,306	50.0%	DH
	TI QINGDAO(1,2)	1995	298,306	50.0%	DH
Aframaxes
	OVERSEAS PORTLAND(3)	2002	112,139	100.0%	DH
	OVERSEAS JOSEFA CAMEJO(3)	2001	112,200	100.0%	DH
	OVERSEAS FRAN(3)	2001	112,118	100.0%	DH
	OVERSEAS SHIRLEY(3)	2001	112,056	100.0%	DH
	PACIFIC RUBY(3)	1994	96,358	100.0%	DH
	PACIFIC SAPPHIRE(3)	1994	96,173	100.0%	DH
	OVERSEAS ELIANE(3,7)	1994	94,813	100.0%	DH
	BERYL(3)	1994	94,799	100.0%	DH
	OVERSEAS KEYMAR(3)	1993	95,822	100.0%	DH
Aframaxes Chartered-in
	OVERSEAS CATHY(2,3)	2004	112,028	100.0%	DH
	OVERSEAS SOPHIE(2,3)	2003	112,045	100.0%	DH
	OVERSEAS JACAMAR(5,7)	1999	104,024	100.0%	DH
	CAPE ASPRO (2,3)	1998	105,337	50.0%	DH
	CAPE AVILA(2,3)	1998	105,337	50.0%	DH
	TAKAMAR(3,5)	1998	104,024	100.0%	DH
	REBECCA(2,3)	1994	94,873	100.0%	DH
	ANIA(2,3)	1994	94,848	100.0%	DH

Foreign Flag	Vessel Name	Year Built	Deadweight Tonnage	Interest Percentage	Hull Type(6)
Panamaxes
	OVERSEAS REGINAMAR	2004	70,313	100.0%	DH
	OVERSEAS REINEMAR	2004	70,313	100.0%	DH
	CABO SOUNION	2004	69,636	100.0%	DH
	OVERSEAS REYMAR(4)	2004	69,636	100.0%	DH
	CABO HELLAS	2003	69,636	100.0%	DH
	OVERSEAS JADEMAR(4)	2002	69,708	100.0%	DH
	OVERSEAS PEARLMAR(4)	2002	69,697	100.0%	DH
	OVERSEAS GOLDMAR	2002	69,684	100.0%	DH
	OVERSEAS ROSEMAR	2002	69,629	100.0%	DH
	OVERSEAS SILVERMAR	2002	69,609	100.0%	DH
	OVERSEAS RUBYMAR	2002	69,599	100.0%	DH
Panamaxes Chartered-in
	OVERSEAS CLELIAMAR(4,5)	1993	68,626	100.0%	DH
	OVERSEAS POLYS(4,5,8)	1993	68,623	100.0%	DH
Handysize Product Carriers
	OVERSEAS ALCMAR(7)	2004	46,248	100.0%	DH
	OVERSEAS ALCESMAR (7)	2004	46,214	100.0%	DH
	OVERSEAS ANDROMAR (7)	2004	46,195	100.0%	DH
	OVERSEAS ANTIGMAR (7)	2004	46,168	100.0%	DH
	OVERSEAS ARIADMAR (7)	2004	46,205	100.0%	DH
	OVERSEAS ATALMAR	2004	46,205	100.0%	DH
	OVERSEAS PETROMAR	2001	35,768	100.0%	DH
	OVERSEAS AQUAMAR	1998	47,236	100.0%	DH
	OVERSEAS RIMAR	1998	45,999	100.0%	DH
	OVERSEAS NEDIMAR	1996	46,821	100.0%	DH
	OVERSEAS LIMAR	1996	46,171	100.0%	DH
	OVERSEAS ALMAR	1996	46,169	100.0%	DH
Handysize Product Carriers
	NEPTUNE(5)	1989	40,085	100.0%	DS
	OVERSEAS ERMAR(5)	1989	39,977	100.0%	DS
	VEGA(5)	1989	39,711	100.0%	DS
	DELPHINA(5)	1989	39,674	100.0%	DS
	OVERSEAS FULMAR(5)	1989	39,521	100.0%	DS
	OVERSEAS CAMAR(5)	1988	46,100	100.0%	DD
	OVERSEAS JAMAR(5)	1988	46,100	100.0%	DD
	OVERSEAS ALLENMAR(5)	1988	41,570	100.0%	DD
	URANUS(5)	1988	40,085	100.0%	DS
	OVERSEAS PRIMAR(5)	1988	39,539	100.0%	DS
	OVERSEAS ATHENS(5)	1987	39,729	100.0%	DS
	OVERSEAS COLMAR(5)	1987	39,729	100.0%	DS
	OVERSEAS CAPEMAR(5)	1987	37,615	100.0%	DS
Handysize Product Carriers on Order, to be Chartered-in
	OVERSEAS HERCULES (HULL S2022)(2)	2006	51,000	100.0%	DH
	OVERSEAS ORION (HULL S2023)(2)	2006	51,000	100.0%	DH
	OVERSEAS CYGNUS (HULL S1223)(2)	2007	51,000	100.0%	DH
	OVERSEAS SEXTANS (HULL S2024)(2)	2007	51,000	100.0%	DH
Capesize Bulk Carrriers Chartered-in
	MATILDE(2)	1997	160,013	100.0%	N/A
	CHRISMIR(2)	1997	159,830	100.0%	N/A

		Year	Deadweight	Interest	Hull
U.S. Flag	Vessel Name	Built	Tonnage	Percentage	Type(6)
HandysizeProduct Carriers
	OVERSEAS AMBERMAR	2002	35,970	100.0%	DH
	OVERSEAS MAREMAR	1998	47,225	100.0%	DH
	OVERSEAS LUXMAR	1998	45,999	100.0%	DH
	PUGET SOUND	1983	50,860	100.0%	DB
	S/R GALENA BAY	1982	50,920	100.0%	DB
Handysize Product Carriers Chartered-in
	OVERSEAS NEW ORLEANS(5)	1983	43,643	100.0%	DB
	OVERSEAS PHILADELPHIA(5)	1982	43,387	100.0%	DB
Handysize	Product Carriers on Order, to be Chartered-in
	HULL 005(5)	2006	46,000	100.0%	DH
	HULL 006(5)	2007	46,000	100.0%	DH
	HULL 007(5)	2007	46,000	100.0%	DH
	HULL 008(5)	2008	46,000	100.0%	DH
	HULL 009(5)	2008	46,000	100.0%	DH
	HULL 010(5)	2009	46,000	100.0%	DH
	HULL 011(5)	2009	46,000	100.0%	DH
	HULL 012(5)	2009	46,000	100.0%	DH
	HULL 013(5)	2010	46,000	100.0%	DH
	HULL 014(5)	2010	46,000	100.0%	DH
Bulk Carriers Chartered-in
	OVERSEAS HARRIETTE(5)	1978	25,951	100.0%	N/A
	OVERSEAS MARILYN(5)	1978	25,951	100.0%	N/A
Pure Car Carriers
	OVERSEAS JOYCE	1987	16,141	100.0%	N/A

		Year		Interest	Hull
LNG Carriers	Vessel Name	Built	Cbm	Percentage	Type(6)
LNG	Carriers on Order
	TENBEK (HULL 1605)	2007	216,200	49.9%	DH
	AL MAFYAR (HULL 1791)	2007	216,200	49.9%	DH
	AL SHEEHANIYA (HULL 1606)	2008	216,200	49.9%	DH
	AL GHARRAFA (HULL 1792)	2008	216,200	49.9%	DH

(1)            Commercially Managed by Tankers International.

(2) Time Charter-in:

	Commencement	Expiry
V. K. Eddie	May-05	May-10
Ardenne V	September-04	September-09
Sea Fortune	March-04	March-07
Overseas Ann	October-05	April-12
Overseas Chris	October-05	October-11
C. Dream	March-04	March-09
Regal Unity	October-05	April-11
Meridian Lion	June-03	June-11
TI Ningbo	April-04	April-07
TI Qingdao	May-04	May-07
Overseas Cathy	October-05	January-12
Overseas Sophie	October-05	July-11
Cape Aspro	March-04	March-09
Cape Avila	March-04	March-09
Rebecca	October-05	October-10
Ania	October-05	October-10
Overseas Hercules (Hull S2022)		10 years from delivery
Overseas Orion (Hull S2023)		10 years from delivery
Overseas Cygnus (Hull S1223)		10 years from delivery
Overseas Sextans (Hull S2024)		10 years from delivery
Matilde	December-03	December-10
Chrismir	December-03	December-10

(3)   Commercially Managed by Aframax International.

(4)            Commercially Managed by Panamax International.

(5) Bareboat Charter-in:

	Commencement	Expiry
Overseas Jacamar	January-04	January-11
Takamar	January-04	January-11
Overseas Cleliamar	July-05	September-09
Overseas Polys	July-05	September-09
Neptune	January-05	July-08
Overseas Ermar	July-04	July-09
Vega	January-05	January-09
Delphina	January-05	January-09
Overseas Fulmar	July-04	July-09
Overseas Camar	July-04	July-09
Overseas Jamar	July-04	July-09
Overseas Allenmar	July-04	July-09
Uranus	January-05	July-08
Overseas Primar	July-04	July-09
Overseas Athens	July-04	July-09
Overseas Colmar	July-04	July-09
Overseas Capemar	July-04	July-09
Overseas New Orleans	October-89	October-11
Overseas Philadelphia	November-89	November-11
Hull 005		7 years from delivery
Hull 006		7 years from delivery
Hull 007		7 years from delivery
Hull 008		7 years from delivery
Hull 009		7 years from delivery
Hull 010		5 years from delivery
Hull 011		5 years from delivery
Hull 012		5 years from delivery
Hull 013		5 years from delivery
Hull 014		5 years from delivery
Overseas Harriette	November-78	November-06
Overseas Marilyn	November-78	November-07

(6)            DH = double hull; DS = double sided; DB = double bottom; DD = double hull design (built before MARPOL Regulation 13F). DS, DB and DD do not qualify as double hull for MARPOL or EU purposes.

(7)            Reflects name change made subsequent to December 31, 2005.

(8)            Hull type reflects change made subsequent to December 31, 2005.

Glossary

Aframax—A medium size crude oil tanker of approximately 80,000 to 120,000 deadweight tons. Because of their size, Aframaxes are able to operate on many different routes, including from Latin America and the North Sea to the U.S. They are also used in lightering (transferring cargo from larger tankers, typically VLCCs, to smaller tankers for discharge in ports from which the larger tankers are restricted). Modern Aframaxes can generally transport from 500,000 to 800,000 barrels of crude oil.

Bareboat Charter—A Charter under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. The customer pays all costs of operating the vessel, including voyage and vessel expenses. Bareboat charters are usually long term.

Bostonmax Product Carrier—A small size Product Carrier of approximately 39,000 deadweight tons and the largest size capable of accessing all Boston-area terminals.

Capesize Bulk Carrier—A large Dry Bulk Carrier (any vessel used to carry non-liquid bulk commodities) with a carrying capacity of more than 80,000 deadweight tons that mainly transports iron ore and coal.

Charter—Contract entered into with a customer for the use of the vessel for a specific voyage at a specific rate per unit of cargo (“Voyage Charter”), or for a specific period of time at a specific rate per unit (day or month) of time (“Time Charter”).

Classification Societies—Organizations that establish and administer standards for the design, construction and operational maintenance of vessels. As a practical matter, vessels cannot trade unless they meet these standards.

Commercial Management or Commercially Managed—The management of the employment, or chartering, of a vessel and associated functions, including seeking and negotiating employment for vessels, billing and collecting revenues, issuing voyage instructions, purchasing fuel, and appointing port agents.

Commercial Pool—A commercial pool is a group of similar size and quality vessels with different shipowners that are placed under one administrator or manager. Pools offer participants opportunities for scheduling and other operating efficiencies such as multi-legged charters and Contracts of Affreightment and other operating efficiencies

Condition Assessment Scheme—An inspection program designed to check and report on the vessel’s physical condition and on its past performance based on survey and IMO’s International Safety Management audit reports and port state performance records.

Contract of Affreightment or COA—COA is the abbreviation for Contract of Affreightment, which is an agreement providing for the transportation of a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling. COAs can either have a fixed rate or a market-related rate. An example would be two shipments of 70,000 tons per month for the next two years at the prevailing spot rate at the time of each loading.

Crude Oil—Oil in its natural state that has not been refined or altered.

Cubic Meters or Cbm—Cbm is the abbreviation for cubic meters, the industry standard for measuring the carrying capacity of a LNG Carrier.

Deadweight tons or Dwt—Dwt is the abbreviation for deadweight tons, representing principally the cargo carrying capacity of a vessel, but including the weight of consumables such as fuel, lube oil, drinking water and stores.

Demurrage—Additional revenue paid to the shipowner on its Voyage Charters for delays experienced in loading and/or unloading cargo, which are not deemed to be the responsibility of the shipowner, calculated in accordance with specific Charter terms.

Double Hull—Hull construction design in which a vessel has an inner and an outer side and bottom separated by void space, usually two meters in width.

Drydocking—An out-of-service period during which planned repairs and maintenance are carried out, including all underwater maintenance such as external hull painting. During the drydocking, certain mandatory Classification Society inspections are carried out and relevant certifications issued. Normally, as the age of a vessel increases, the cost of drydocking increases.

Handysize Product Carrier—A small size Product Carrier of approximately 30,000 to 50,000 deadweight tons. This type of vessel generally operates on shorter routes (short haul).

IMO—IMO is the abbreviation for International Maritime Organization, an agency of the United Nations, which is the body that is responsible for the administration of internationally developed maritime safety and pollution treaties, including MARPOL 73/78.

International Flag vessel—A vessel that is registered under a flag other than that of the U.S.

Jones Act—U.S. law that applies to port-to-port shipments within the continental U.S. and between the continental U.S. and Hawaii, Alaska, Puerto Rico, and Guam, and restricts such shipments to U.S. Flag Vessels that are built in the U.S. and that are owned by a U.S. company that is more than 75% owned and controlled by U.S. citizens.

LNG Carrier—A vessel designed to carry liquefied natural gas, that is, natural gas cooled to ~163° centigrade, turning it into a liquid and reducing its volume to 1/600 of its volume in gaseous form. LNG is the abbreviation for liquefied natural gas.

MARPOL 73/78—International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto. This convention includes regulations aimed at preventing and minimizing pollution from ships by accident and by routine operations.

OPA 90—OPA 90 is the abbreviation for the U.S. Oil Pollution Act of 1990.

Panamax—A medium size vessel of approximately 50,000 to 80,000 deadweight tons.

Product Carrier—General term that applies to any tanker that is used to transport refined oil products, such as gasoline, jet fuel or heating oil.

Pure Car Carrier—A single-purpose vessel with many decks, designed to carry automobiles, which are driven on and off using ramps.

Scrapping—The disposal of vessels by demolition for scrap metal.

Special Survey—An extensive inspection of a vessel by classification society surveyors that must be completed within five years. Special Surveys require a vessel to be drydocked.

Suezmax—A large crude oil tanker of approximately 120,000 to 200,000 deadweight tons. Modern Suezmaxes can generally transport about one million barrels of crude oil.

Technical Management—The management of the operation of a vessel, including physically maintaining the vessels, maintaining necessary certifications, and supplying necessary stores, spares, and lubricating oils. Responsibilities also generally include selecting, engaging and training crew, and arranging necessary insurance coverage.

Time Charter—A Charter under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. Subject to any restrictions in the Charter, the customer decides the type and quantity of cargo to be carried and the ports of loading and unloading. The customer pays all voyage expenses such as fuel, canal tolls, and port charges. The shipowner pays all vessel expenses such as the Technical Management expenses.

Time Charter Equivalent or TCE—TCE is the abbreviation for Time Charter Equivalent. TCE revenues, which is voyage revenues less voyage expenses, serves as an industry standard for measuring and managing fleet revenue and comparing results between geographical regions and among competitors.

U.S. Flag vessel—A U.S. Flag vessel must be crewed by U.S. sailors, and owned and operated by a U.S. company.

Vessel Expenses—Includes crew costs, vessel stores and supplies, lubricating oils, maintenance and repairs, insurance and communication costs associated with the operations of vessels.

VLCC—VLCC is the abbreviation for Very Large Crude Carrier, a large crude oil tanker of approximately 200,000 to 320,000 deadweight tons. Modern VLCCs can generally transport two million barrels or more of crude oil. These vessels are mainly used on the longest (long haul) routes from the Arabian Gulf to North America, Europe, and Asia, and from West Africa to the U.S. and Far Eastern destinations.

Voyage Charter—A Charter under which a customer pays a transportation charge for the movement of a specific cargo between two or more specified ports. The shipowner pays all voyage expenses, and all vessel expenses, unless the vessel to which the Charter relates has been time chartered in. The customer is liable for Demurrage, if incurred.

Voyage Expenses—Includes fuel, port charges, canal tolls, cargo handling operations and brokerage commissions paid by the Company under Voyage Charters. These expenses are subtracted from shipping revenues to calculate Time Charter Equivalent Revenues for Voyage Charters.

V-Plus—A large crude oil tanker of more than 350,000 deadweight tons. Modern V Pluses can transport three million barrels of crude oil and are mainly used on the same long haul routes as VLCCs.

Worldscale—Industry name for the Worldwide Tanker Nominal Freight Scale published annually by the Worldscale Association as a rate reference for shipping companies, brokers, and their customers engaged in the bulk shipping of oil in the international markets. Worldscale is a list of calculated rates for specific voyage itineraries for a standard vessel, as defined, using defined voyage cost assumptions such as vessel speed, fuel consumption, and port costs. Actual market rates for voyage charters are usually quoted in terms of a percentage of Worldscale.

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

ITEM 1A.        RISK FACTORS

The following important risk factors could cause actual results to differ materially from those contained in the forward-looking statements made in this report or presented elsewhere by management from time to time. If any of the circumstances or events described below actually arise or occur, the Company’s business, results of operations and financial condition could be materially adversely affected.

Industry specific risk factors:

The highly cyclical nature of the tanker industry may lead to volatile changes in charter rates and vessel values, which may adversely affect the Company’s  earnings

Factors affecting the supply and demand for tankers are outside of the Company’s control, and the nature, timing and degree of changes in industry conditions are unpredictable and may adversely affect the values of the Company’s vessels and result in significant fluctuations in the amount of charter hire the Company may earn, which could result in significant fluctuations in OSG’s quarterly results. The factors that influence the demand for tanker capacity include:

•       demand for oil and oil products, which affect the need for tanker capacity;

•       global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;

•       changes in the production of crude oil, particularly by OPEC and other key producers, which impact the need for tanker capacity;

•       developments in international trade;

•       changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•       environmental concerns and regulations;

•       new pipeline construction and expansions;

•       weather; and

•       competition from alternative sources of energy.

The factors that influence the supply of tanker capacity include:

•       the number of newbuilding deliveries;

•       the scrapping rate of older vessels;

•       the number of vessels that are out of service; and

•       environmental and maritime regulations.

An increase in the supply of tankers without an increase in demand for tankers could cause charter rates to decline, which could have a material adverse effect on OSG’s  revenues and profitability

Historically, the tanker industry has been cyclical. The profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of tankers. The supply of tankers generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. The newbuilding order book equaled 24.6% of the existing world tanker fleet as of December  31, 2005 and no assurance can be given that the order book will not increase further in proportion to the existing fleet. If the number of new ships delivered exceeds the number of vessels being scrapped, tanker capacity will increase. If the supply of tanker capacity increases and the demand for tanker capacity does not, the charter rates for the Company’s vessels could decline significantly. A decline in charter rates could have a material adverse effect on OSG’s revenues and profitability.

Charter rates may decline from their current level, which could have a material adverse effect on OSG’s revenues and profitability

Because many of the factors that influence the supply of, and demand for, tanker capacity are unpredictable and beyond the Company’s control, the nature, timing and degree of changes in charter rates are unpredictable. A decline in charter rates could have a material adverse effect on OSG’s revenues and profitability.

OSG’s revenues are subject to seasonal variations

OSG operates its tankers in markets that have historically exhibited seasonal variations in demand for tanker capacity, and therefore, charter rates. Charter rates for tankers are typically higher in the fall and winter months as a result of increased oil consumption in the Northern Hemisphere. Because a majority of the Company’s vessels trade in the spot market, seasonality has affected OSG’s operating results on a quarter-to-quarter basis and could continue to do so in the future.

Terrorist attacks and international hostilities can affect the tanker industry, which could adversely affect OSG’s business

Additional terrorist attacks like those in New York on September 11, 2001 and in London on July 7, 2005, the outbreak of war or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect the Company’s ability to re-charter its vessels on the expiration or termination of the charters and the charter rates payable under any renewal or replacement charters. The Company conducts its operations internationally, and its business, financial condition and results of operations may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed. Moreover, OSG operates in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities.

The market value of vessels fluctuates significantly, which could adversely affect OSG’s liquidity, result in breaches of its financing agreements or otherwise adversely affect its financial condition

The market value of vessels has fluctuated over time. The fluctuation in market value of oil tankers over time is based upon various factors, including:

•       age of the vessel;

•       general economic and market conditions affecting the tanker industry;

•       number of vessels in the world fleet;

•       types and sizes of vessels available;

•       changes in trading patterns affecting demand for particular sizes and types of vessels;

•       cost of newbuildings;

•       prevailing level of charter rates;

•       competition from other shipping companies;

•       other modes of transportation; and

•       technological advances in vessel design and propulsion.

Declining vessel values of the Company’s tankers could adversely affect its liquidity by limiting its ability to raise cash by refinancing vessels. Declining vessel values could also result in a breach of loan covenants or trigger events of default under relevant financing agreements that require the Company to maintain certain loan-to-value ratios. In such instances, if OSG is unable to pledge additional collateral to offset the decline in vessel values, its lenders could accelerate its debt and foreclose on its vessels pledged as collateral for the loans.

Shipping is a business with inherent risks, and OSG’s insurance may not be adequate to cover its losses

OSG’s vessels and their cargoes are at risk of being damaged or lost because of events such as:

•       marine disasters;

•       bad weather;

•       mechanical failures;

•       human error;

•       war, terrorism and piracy; and

•       other unforeseen circumstances or events.

In addition, transporting crude oil creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes, port closings and boycotts. Any of these events may result in loss of revenues and increased costs.

The Company carries insurance to protect against most of the accident-related risks involved in the conduct of its business. OSG currently maintains one billion dollars in coverage for each of its vessels for liability for spillage or leakage of oil or pollution. OSG also carries insurance covering lost revenue resulting from vessel off-hire due to vessel damage. Nonetheless, risks may arise against which the Company is not adequately insured. For example, a catastrophic spill could exceed OSG’s insurance coverage and have a material adverse effect on its operations. In addition, OSG may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and OSG cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover the Company’s losses, OSG may not be able to timely obtain a replacement ship in the event of a loss. OSG may also be subject to calls, or premiums, in amounts based not only on its own claim records but also the claim records of all other members of the P & I Associations through which OSG obtains insurance coverage for tort liability. OSG’s payment of these calls could result in significant expenses which would reduce its profits or cause losses.

Because OSG conducts its business on a worldwide basis, OSG faces a number of significant risks that could result in losses or higher costs

The Company’s vessels operate all over the world, exposing it to many risks, including:

•       changing economic, political and social conditions in the countries where OSG does business or where its vessels are registered or flagged;

•       the imposition of increased environmental and safety regulations by international organizations, Classification Societies, flag states and port states;

•       the imposition of taxes by flag states, port states and jurisdictions in which OSG or its subsidiaries are incorporated or where its vessels operate;

•       currency fluctuations;

•       terrorism, piracy and war, including the possible outbreak of hostilities that could reduce or otherwise affect the movement of oil from the Middle East; and

•       expropriation of its vessels.

As a result of these risks, OSG may incur losses or higher costs, including those incurred as a result of the impairment of its assets or a curtailment of its operations.

Compliance with environmental laws or regulations may adversely affect OSG’s  business

The Company’s operations are affected by extensive and changing international, national and local environmental protection laws, regulations, treaties, conventions and standards in force in international waters, the jurisdictional waters of the countries in which OSG’s vessels operate, as well as the countries of its vessels’ registration. Many of these requirements are designed to reduce the risk of oil spills and other pollution, and OSG’s compliance with these requirements can be costly.

These requirements can affect the resale value or useful lives of the Company’s vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions, lead to decreased availability of insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in, certain ports. Under local, national and foreign laws, as well as international treaties and conventions, OSG could incur material liabilities, including cleanup obligations, in the event that there is a release of petroleum or other hazardous substances from our vessels or otherwise in connection with its operations. OSG could also become subject to personal injury or property damage claims relating to the release of or exposure to hazardous materials associated with its current or historic operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of the Company’s vessels.

OSG could incur significant costs, including cleanup costs, fines, penalties, third-party claims and natural resource damages, as the result of an oil spill or other liabilities under environmental laws. OPA 90 affects all vessel owners shipping oil or hazardous material to, from or within the United States. OPA 90 allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in U.S. waters. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, which has been adopted by most countries outside of the United States, imposes liability for oil pollution in international waters. OPA 90 expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries. Coastal states in the United States have enacted pollution prevention liability and response laws, many providing for unlimited liability.

OPA 90 provides for the scheduled phase out of all non double hull tankers that carry oil in bulk in U.S. waters. IMO and the European Union also have adopted separate phase out schedules applicable to single hull tankers operating in international and EU waters. These regulations will reduce the demand for single hull tankers, force the remaining single hull vessels into less desirable trading routes, increase the number of ships trading in routes open to single hull vessels and could increase demands for further restrictions in the remaining jurisdictions that permit the operation of these vessels. As a result, single hull vessels are likely to be chartered less frequently and at lower rates.

In addition, in complying with OPA, IMO regulations, EU directives and other existing laws and regulations and those that may be adopted, shipowners may incur significant additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become more strict in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. As a result of accidents such as the November 2002 oil spill from the Prestige, a 26 year old single hull tanker unrelated to the Company, OSG believes that regulation of the shipping industry will continue to become more stringent and more expensive for the Company and its competitors. In recent years, the IMO and EU have both accelerated their existing non double hull phase out schedules in response to highly publicized oil spills and other shipping incidents involving companies unrelated to OSG. Future accidents can be expected in the industry, and such accidents or other events could be expected to result in the adoption of even stricter laws and regulations, which could limit the Company’s operations or its ability to do business and which could have a material adverse effect on OSG’s business and financial results. For additional information concerning a pending government investigation of the Company’s handling of waste oils, see the Company specific risk factor with such heading on Page 37.

The market value of OSG’s vessels, which are at or near historically high levels, may be depressed at a time and in the event that it sells a vessel

Tankers values have generally experienced high volatility and values are currently at or near historically high levels. The fair market value of the Company’s tankers can be expected to fluctuate, depending on general economic and market conditions affecting the tanker industry and competition from other shipping companies, types and sizes of vessels and other modes of transportation. In addition, although OSG has a modern fleet, as vessels grow older, they generally decline in value. These factors will affect the value of the Company’s vessels at the time of any vessel sale. If for any reason, OSG sells a tanker at a time when tanker prices have fallen, the sale may be at less than the tanker’s carrying amount on its financial statements, with the result that the Company would also incur a loss on the sale and a reduction in earnings and surplus.

Company specific risk factors:

The Company’s substantial debt could adversely affect our financial condition

OSG has substantial debt and debt service requirements. At December 31, 2005, the Company’s consolidated total debt, including capital lease obligations, was $993 million and its unused borrowing capacity under revolving credit facilities was $1.15 billion.

The amount of the Company’s debt could have important consequences. For example, it could:

•       increase OSG’s vulnerability to general adverse economic and industry conditions;

•       limit OSG’s ability to fund future capital expenditures, working capital and other general corporate requirements;

•       require the Company to dedicate a substantial portion of its cash flow from operations to make interest and principal payments on its debt;

•       limit OSG’s flexibility in planning for, or reacting to, changes in its business and the shipping industry;

•       place OSG at a competitive disadvantage compared to competitors that have less debt; and

•       limit OSG’s ability to borrow additional funds, even when necessary to maintain adequate liquidity.

When OSG’s credit facilities mature, it may not be able to refinance or replace them

When OSG’s indebtedness matures, the Company may need to refinance it and may not be able to do so on favorable terms or at all. If OSG is able to refinance maturing indebtedness, the terms of any refinancing or alternate credit arrangements may contain terms and covenants that restrict OSG’s financial and operating flexibility.

The Company is highly dependent upon volatile spot market charter rates

OSG depends on spot charters for a significant portion of its revenues. In 2005, 2004 and 2003, OSG derived approximately 69%, 85% and 79%, respectively, of its TCE revenues in the spot market.

Although chartering a significant portion of OSG’s vessels on the spot market affords it greater opportunity to increase income from operations when rates rise, dependence on the spot market could result in earnings volatility.

OSG may not be able to renew time charters when they expire or enter into new time charters for newbuilds

There can be no assurance that any of the Company’s existing time charters will be renewed or that it will be successful in entering into new time charters on certain of the newbuilds that the Company is chartering-in; or if renewed or entered into, that they will be at favorable rates. If, upon expiration of the existing time charters or delivery of newbuilds, OSG is unable to obtain time charters or voyage charters at desirable rates, the Company’s profitability may be adversely affected.

OSG is dependent on the creditworthiness of its customers

As OSG increases the portion of its revenues from time charters, it increases its reliance on the ability of time charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates. Historically, the Company has not experienced any material problem collecting charter hire.

Termination or change in the nature of OSG’s relationship with any of the pools in which it participates could adversely affect its business

All of the Company’s VLCCs participate in the Tankers International pool. All but one (which is operating on time charter) of OSG’s Aframaxes participate in the Aframax International pool. Five of its Panamaxes participate in Panamax International. Participation in these pools enhances the financial performance of the Company’s vessels as a result of the higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. The termination of any of these pools or the withdrawal of any participants could adversely affect OSG’s ability to commercially market the respective types of vessels.

OSG may not be able to grow its fleet

One part of OSG’s strategy is to continue to grow its fleet on an opportunistic basis. The Company’s ability to grow its fleets will depend upon a number of factors, many of which the Company cannot control. These factors include OSG’s ability to:

•       identify acquisition candidates and joint venture opportunities;

•       consummate acquisitions or joint ventures;

•       integrate any acquired vessels or businesses successfully with its existing operations;

•       hire and train qualified personnel; and

•       obtain required financing.

OSG’s strategy of growing its business in part through acquisitions is capital intensive, time consuming and subject to a number of inherent risks

Part of OSG’s business strategy is to opportunistically acquire complementary businesses or vessels such as the Company’s acquisition of Stelmar Shipping Ltd. in January 2005. If the Company fails to develop and integrate any acquired businesses or vessels effectively, its earnings may be adversely affected. In addition, the Company’s management team will need to devote substantial time and attention to the integration of the acquired businesses or vessels, which could distract them from their other duties and responsibilities.

Operating costs and capital expenses will increase as the Company’s vessels age

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. Accordingly, it is likely that the operating costs of OSG’s older vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may require OSG to make additional expenditures for new equipment. In order to add such equipment, OSG may be required to take its vessels out of service. There can be no assurance that market conditions will justify such expenditures or enable OSG to operate its older vessels profitably during the remainder of their economic lives.

OSG’s purchase of second hand vessels carries risks associated with the quality of those vessels

OSG’s expansion strategy includes the opportunistic acquisition of quality second hand vessels. Second hand vessels typically do not carry warranties with respect to their condition, whereas warranties are generally available for newbuildings. While the Company generally inspects all second hand vessels prior to purchase, such an inspection would normally not provide OSG with as much knowledge about vessel condition as the Company would possess if the vessels had been built for it.

In the highly competitive international tanker market, OSG may not be able to effectively compete for charters with companies with greater resources

The Company’s vessels are employed in a highly competitive market. Competition arises from other tanker owners, including major oil companies, which may have substantially greater resources than OSG does. Competition for the transportation of crude oil and other petroleum products depends on price, location, size, age, condition, and the acceptability of the vessel operator to the charterer. The Company believes that because ownership of the world tanker fleet is highly fragmented, no single vessel owner is able to influence charter rates. To the extent OSG enters into new geographic regions or provide new services, it may not be able to compete profitably. New markets may involve competitive factors which differ from those of the Company’s current markets, and the competitors in those markets may have greater financial strength and capital resources than it does.

OSG is being investigated by the U.S. Department of Justice relating to the handling of waste oils

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at our International Flag Product Carrier, the Uranus, and our handling of waste oils and maintenance of books and records relating thereto. The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before grand juries. In 2004 and the first quarter of 2005, the Company made a total provision of $10 million (including $4 million in the first quarter of 2005) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation. The Company has been cooperating with the investigation, including self-reporting to the government beginning in the second half of 2005 of possible additional violations of applicable environmental laws. Currently, management cannot reasonably estimate a range of such fines and contributions, which fines and contributions could be higher than the amount accrued. Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved.

OSG’s vessels call on ports located in countries that are subject to restrictions imposed by the U.S. government, which could negatively affect the trading price of the Company’s common stock

From time to time, vessels in OSG’s fleet call on ports located in countries subject to sanctions and embargoes imposed by the U.S. government and countries identified by the U.S. government as state sponsors of terrorism, such as Libya, Syria and Iran. Libya currently is not subject to economic sanctions imposed by the U.S. government, but continues to be identified as a state sponsor of terrorism. Although these sanctions and embargoes do not prevent OSG’s vessels from making calls to ports in these countries, potential investors could view such port calls negatively, which could adversely affect the Company’s reputation and the market for its common stock.

OSG depends on its key personnel and may have difficulty attracting and retaining skilled employees

OSG’s success depends to a significant extent upon the abilities and efforts of its key personnel. The loss of the services of any of the Company’s key personnel or its inability to attract and retain qualified personnel in the future could have a material adverse effect on OSG’s business, financial condition and operating results. In addition, of the Company’s ten executive officers, seven have served in their current positions for less than one year and two of the remaining three officers have served in such positions for less than two years.

The Company may face unexpected drydock costs for its vessels

Vessels must be drydocked periodically. The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial. The Company’s insurance does not cover these costs. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. OSG’s insurance may not cover all of these costs. Large drydocking expenses could significantly decrease the Company’s profits.

Maritime claimants could arrest OSG’s tankers, which could interrupt its cash flow

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of the Company’s vessels could interrupt OSG’s cash flow and require it to pay a significant amount of money to have the arrest lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel that is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could try to assert “sister ship” liability against one vessel in the Company’s fleet for claims relating to another vessel in its fleet.

Governments could requisition OSG’s vessels during a period of war or emergency without adequate compensation

A government could requisition one or more of OSG’s vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although OSG would be entitled to compensation in the event of a requisition of one or more of its vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of OSG’s vessels may negatively impact its revenues.

ITEM 1.B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

See Item 1.

ITEM 3.                 LEGAL PROCEEDINGS

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s International Flag Product Carrier, the Uranus, and the Company’s handling of waste oils and maintenance of books and records related thereto. The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before grand juries. In 2004 and the first quarter of 2005, the Company made a total provision of $10 million (including $4 million in the first quarter of 2005) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation. The Company has been cooperating with the investigation, including self-reporting to the government beginning in the second half of 2005 of possible additional violations of applicable environmental laws. Currently, management cannot reasonably estimate a range of such fines and contributions, which fines and contributions could be higher than the amount accrued. Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved.

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under charter parties. All such personal injury, collision and casualty claims against the Company are fully covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, is not material to the Company’s financial position, results of operations and cash flows.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Name	Age	Position Held	Has Served as Such Since
Morten Arntzen	50	President and Chief Executive Officer	January 2004
Myles R. Itkin	58	Senior Vice President, Chief Financial	June 1995
		Officer and Treasurer
Robert E. Johnston	58	Senior Vice President and	October 1998
		Head of Shipping Operations	September 2005
Mats H. Berglund	43	Senior Vice President and	September 2005
		Head of Crude Transportation
		Strategic Business Unit
Ian T. Blackley	51	Managing Director and	September 2005
		Chief Operating Officer,
		OSG Ship Management (UK) Ltd.
Angus Campbell	50	Head of LNG Strategic	November 2004
		Business Unit
George Dienis	53	Managing Director and	January 2005
		Chief Operating Officer,
		OSG Ship Management (GR) Ltd.
James I. Edelson	49	General Counsel and	January 2005
		Secretary	March 2005
Robert R. Mozdean	52	Head of Worldwide Human	August 2005
Lois K. Zabrocky	36	Head of International Product	September 2005
		Carrier Strategic Business Unit

The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its shareholders, to be held on June 9, 2006, and until the election and qualification of his successor. There is no family relationship between the executive officers.

Mr. Arntzen was employed by American Marine Advisors, Inc., a U.S.-based merchant banking firm specializing in the maritime industry, as Chief Executive Officer for at least four years prior to January 2004. Mr. Johnston served as Chief Commercial Officer of the Company for at least five years prior to becoming Head of Shipping Operations. Mr. Berglund was an officer of Stena Rederi AB of Sweden, a company which supports and coordinates the shipping activities of Stena AB, one of the largest privately-held shipping companies in the world, serving as President from January 2003 to August 2005 and Vice President from August 2000 to December 2002. Mr. Blackley was employed by the Company in numerous positions, including Assistant Treasurer and Vice President, Treasury for at least five years prior to becoming Chief Operating Officer of OSG Ship Management (UK) Ltd. Mr. Campbell served as Operations Director of OSG Ship Management (UK) Ltd. for at least four years prior to becoming Head of the Company’s LNG Strategic Business Unit. Mr. Dienis worked for Stelmar Shipping Ltd., a publicly traded shipping company that the Company acquired in January 2005, in several management capacities including Chief Operating Officer for at least five years prior to becoming Managing Director and Chief Operating Officer of OSG Ship Management (GR) Ltd. Prior to becoming General Counsel of the Company, Mr. Edelson was employed as Associate General Counsel of the Company from January 2000 until January 2005 and as Executive Vice President of Overseas Discount Corporation, a private company engaged in finance and investment from January 2000 until December 2002.  For at least five years prior to becoming Head of Worldwide Human Resourses for the Company, Mr. Mozdean served as Vice President of Human Resources and Legal Affairs at the Dannon Company, Inc., a leading producer of yogurt products in the United States. Ms. Zabrocky worked for the Company in various management capacities relating to chartering and other commercial functions for at least five years prior to becoming Head of the Company’s International Product Carrier Strategic Business Unit in September 2005.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS   AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)            The Company’s common stock is listed for trading on the New York Stock Exchange and the Pacific Exchange, Inc. under the trading symbol OSG. The range of high and low closing sales prices of the Company’s common stock as reported on the New York Stock Exchange for each of the quarters during the last two years are set forth below.

2005	High	Low
	(In dollars)
First Quarter	65.12	51.02
Second Quarter	64.89	55.25
Third Quarter	67.60	57.64
Fourth Quarter	57.20	46.60

2004	High	Low
First Quarter	38.38	32.82
Second Quarter	44.13	32.23
Third Quarter	50.27	41.01
Fourth Quarter	65.69	51.27

(b)           On February 24, 2006, there were 663 shareholders of record of the Company’s common stock.

(c)            The Company paid four regular quarterly dividends in each of 2004 and 2005 of 17.5¢ per share of common stock. The payment of cash dividends in the future will depend upon the Company’s operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company’s Board of Directors.

ITEM 6.              SELECTED FINANCIAL DATA

The following unaudited selected consolidated financial data for the years ended December 31, 2005, 2004 and 2003, and at December 31, 2005 and 2004, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The unaudited selected consolidated financial data for the years ended December 31, 2002 and 2001, and at December 31, 2003, 2002 and 2001, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by Ernst & Young LLP. Certain amounts for 2004, 2003, 2002 and 2001 have been reclassified to conform to the 2005 presentation.

In thousands, except per share amounts	2005	2004	2003	2002	2001
Shipping revenues	$1,000,303	$810,835	$454,120	$297,283	$469,333
Time charter equivalent revenues (a)	961,662	789,581	431,136	266,725	381,018
Income from vessel operations (b)	432,034	463,780	191,107	44,888	130,686
Income/(loss) before federal income taxes	463,719	481,014	168,153	(20,864)	154,445
Net income/(loss) (c)	464,829	401,236	121,309	(17,620)	101,441
Depreciation and amortization	152,311	100,088	90,010	80,379	71,671
EBITDA (d)	705,519	655,248	320,287	112,208	271,151
Net cash provided by operating activities (e)	452,046	396,825	230,750	33,318	201,816
Total vessels, deferred drydock and other property,at net book amount (e)	2,344,553	1,489,512	1,384,524	1,442,197	1,364,196
Total assets	3,348,680	2,680,798	2,000,686	2,034,842	1,964,275
Debt—long-term debt and capital lease obligations (exclusive of short-term debt and current portions) (f)	965,655	906,183	787,588	985,035	854,929
Reserve for deferred federal income taxes— noncurrent	113,255	105,424	151,304	134,204	132,170
Shareholders’ equity	$1,876,028	$1,426,372	$917,075	$784,149	$813,426
Debt/total capitalization	34.0%	38.8%	46.2%	55.7%	51.2%
Per share amounts:
Basic net income/(loss)	$11.78	$10.26	$3.49	$(0.51)	$2.97
Diluted net income/(loss)	$11.77	$10.24	$3.47	$(0.51)	$2.92
Shareholders’ equity	$47.56	$36.20	$25.54	$22.76	$23.73
Cash dividends paid	$0.70	$0.70	$0.65	$0.60	$0.60
Average shares outstanding for basic earnings per share	39,444	39,113	34,725	34,395	34,169
Average shares outstanding for diluted earnings per share	39,506	39,176	34,977	34,395	34,697

(a)             Represents shipping revenues less voyage expenses.

(b)            Results for 2001 reflect a restructuring charge of $10,439 to cover costs associated with the reduction of staff at the New York headquarters and the       transfer of ship management and administrative functions to the Company’s subsidiary in Newcastle, U.K.

(c)             Results for 2004 reflect a $77,423 reduction in deferred tax liabilities recorded on enactment of the American Jobs Creation Act of 2004. (d) EBITDA represents operating earnings, which is before interest expense and income taxes plus other income and depreciation and amortization       expense. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow      statement data prepared in accordance with accounting principles generally accepted in The United States or as a measure of profitability or       liquidity. EBITDA is presented  to provide additional information with respect to the Company’s ability to satisfy debt service, capital expenditure       and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service       requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

The following table reconciles net income/(loss), as reflected in the consolidated statements of operations, to EBITDA:

	2005	2004	2003	2002	2001
Net income/(loss)	$464,829	$401,236	$121,309	$(17,620)	$101,441
Provision/(credit) for federal income taxes	(1,110)	79,778	46,844	(3,244)	53,004
Interest expense	89,489	74,146	62,124	52,693	45,035
Depreciation and amortization	152,311	100,088	90,010	80,379	71,671
EBITDA	$705,519	$655,248	$320,287	$112,208	$271,151

(e)             Includes vessel held for sale of $9,744 in 2004.

(f)                Amounts do not include debt of joint ventures in which the Company participates.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet consists of 89 vessels aggregating 11.4 million dwt, including three vessels that have been chartered-in under capital leases, and 36 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 89 vessels, charters-in for ten U.S. Flag Product Carriers are scheduled to commence upon delivery of the vessels between 2006 and 2010 and charters-in for four International Flag Product Carriers are scheduled to commence upon delivery of the vessels between 2006 and 2007. Four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest, bringing the total operating and newbuild fleet to 107 vessels.

Acquisition of Stelmar Shipping Ltd.

On January 20, 2005, the Company acquired Stelmar Shipping Ltd. (“Stelmar”), a leading provider of petroleum product and crude oil transportation services. The operating results of Stelmar have been included in the Company’s financial statements commencing January 21, 2005. Holders of Stelmar’s common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million. Taking into account the assumption of Stelmar’s outstanding debt, the total purchase price was approximately $1.35 billion. The Company funded the acquisition of Stelmar and the refinancing of its debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004. Stelmar’s 40 vessel fleet consisted of 24 Handysize, 13 Panamax and three Aframax tankers. Stelmar’s fleet included two chartered-in Aframax and nine chartered-in Handysize vessels.

Sale of Seven Tankers to Double Hull Tankers

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering. In consideration, OSG received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. The total consideration to OSG values the transaction at $580,580,000. In November 2005, the Company sold 648,500 shares of DHT pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. Such sale reduced the Company’s interest in DHT to 44.5%. OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options up to an additional five to eight years, depending on the vessel. The charters provide for the payment of additional hire, on a quarterly basis, by the Company when the aggregate revenue earned, or deemed earned, by these vessels for the Company exceeds the sum of the basic hire paid during the quarter by the Company. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such agreements are cancelable by DHT upon 90 days notice.

OSG recorded a deferred gain on the sale and charter back of these vessels of $232,159,000 in the fourth quarter of 2005. The gain was deferred for accounting purposes and will be recognized as a reduction of time charter hire expense over the initial charter periods. The cash proceeds from the sale were used to reduce debt and for general corporate purposes.

The sale of the vessels underscores OSG’s strategy of actively managing the balance between owned and chartered-in vessels in its fleet. The transaction helped OSG achieve its stated goal of returning to leverage ratios and liquidity levels that existed prior to the early-2005 acquisition of Stelmar.

Operations

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

Overview

Similar to 2004, the year 2005 was characterized by significant volatility in shipping markets. Hurricanes in the Gulf of Mexico changed shipping trade flows and caused bottlenecks, while collisions, groundings and the weather caused shipping delays in the Bosporus Straits and the Dardanelles. The ongoing insurgency in Iraq reduced oil production and pipeline shipments to the Mediterranean and caused loading delays in the Arabian Gulf. Civil unrest in Nigeria continued to hamper oil production and exports, while tension between Venezuela and the U.S. increased.

World oil demand grew by a relatively modest 1.3%, or 1.1 million barrels per day (“b/d”), in 2005. The lower growth rate in 2005 resulted primarily from growth slowdowns in the U.S. and China. In the U.S., the slower growth was caused by the effects of the hurricanes during the last half of the year while high oil prices and the inability of refiners in China to recover these costs in the marketplace restrained Chinese demand.

After record growth in 2004, a year in which oil demand increased by 3.0 million b/d, further increases in demand during 2005 put additional pressure on the oil infrastructure. Middle East OPEC supplied most of the incremental barrels as net increases in non-OPEC crude oil production were immaterial. This caused a significant reduction in OPEC’s spare producing capacity. At the same time worldwide refining capacity was also constrained.

Both developments were positive for shipping, as they increased tonne-mile demand for both crude oil and petroleum products. As a result, although tanker rates in 2005 were highly volatile, they remained well above historical averages despite a significant increase in the world tanker fleet. The supply of new vessels entering the marketplace in 2005, however, exerted downward pressure on rates. The world tanker fleet increased to 307.9 million dwt at the end of the year, 6.2% higher than the 289.9 million dwt at the beginning of 2005. A significant number of new tankers were delivered throughout the year, while vessel removals were limited. Continued high earnings and a generally favorable market outlook reduced the scrapping of older, single hull tonnage that had been predicted to occur by the April 5, 2005 IMO deadline.

Extreme weather had a significant impact on the tanker market in 2005. In particular, two major hurricanes in the Gulf of Mexico disrupted crude oil production, refinery operations and shipping logistics in the third and fourth quarters of 2005. The effects of hurricanes Katrina and Rita will continue to be felt well into 2006.  The hurricanes affected both the crude oil and refined product markets. During October 2005, over one million b/d, or 69% of crude oil production in the Gulf of Mexico, was disrupted. Additional volumes of West African crude oil were transported to the U.S. to replace lost Gulf of Mexico production. Incremental deliveries of West African crude oil are expected to continue until Gulf of Mexico production is fully restored. Initially, the direct impact on crude oil movements as a result of the lost production in the Gulf of Mexico was limited because the significant damage to U.S. Gulf Coast refineries reduced crude oil demand. At one point over four million b/d of refining capacity was affected. The refining downtime in the U.S. resulted in counter-seasonal declines in crude oil imports into the largest oil-consuming nation in the world but necessitated additional product imports to the U.S. The hurricanes also impacted seaborne trades outside the U.S. as well, enhancing overall tonne-mile demand.

The tables below show the daily TCE rates that prevailed in markets in which the Company’s vessels operated for the periods indicated. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates required the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of the voyages and the portion of revenue generated from long-term charters.

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Q1-2005	Q2-2005	Q3-2005	Q4-2005	2005	2004	2003
Average	$61,500	$32,200	$37,600	$85,800	$53,600	$92,900	$47,900
High	$109,500	$54,600	$58,800	$135,000	$135,000	$230,700	$96,100
Low	$28,700	$13,100	$17,400	$43,800	$13,100	$39,000	$9,200

Rates for VLCCs trading out of the Arabian Gulf in 2005 averaged $53,600 per day, a decline of 42% from the 2004 average but 12% higher than the 2003 average. The 2005 average is still one of the best annual average rates in the history of the tanker industry.  Fleet expansion in excess of oil demand growth exerted downward pressure on VLCC rates throughout the year. The impact of lower oil demand growth on the VLCC market was moderated because almost all the incremental crude oil was sourced from long-haul OPEC producers. OPEC crude oil production increased by 600,000 b/d to 29.2 million b/d, the highest level since 1979.

Freight rates in the first quarter of 2005 declined from the extraordinary levels of the previous quarter, reflecting the slowing growth rate in world oil demand, particularly in China. China’s demand growth in the first quarter of 2005 was only 4%, a significant decline from the unsustainable 18%

growth rate in the same period of 2004. The drop in apparent Chinese demand reflects a large discrepancy between higher international oil prices and lower government controlled domestic prices, resulting in lower refining throughput and product imports as the higher international prices could not be recovered in the domestic market. A mild winter in the Northern Hemisphere, which lowered heating oil requirements, also moderated growth in oil demand.

In the second quarter of 2005, the VLCC market in particular was negatively affected by lower seasonal demand and a shift in trade flows. A decline in Iraqi exports (most of which move westward) combined with field maintenance in other Middle Eastern producers and extended refinery downtime in the U.S. contributed to a reduction in long-haul voyages from the Arabian Gulf.

Rates picked up in the third quarter, benefiting from the typical seasonal increase in global oil demand met by increased production in a number of Middle East OPEC countries returning from second quarter field maintenance. Rates increased toward the end of the quarter, spurred by the hurricanes in the Gulf of Mexico, which had an impact on crude oil and refined product trade flows worldwide. Lower rates relative to the comparable year ago quarter were largely a result of significantly lower demand growth in China.

In the aftermath of the hurricanes that struck the U.S. Gulf Coast, rates rose to their highest 2005 level in the fourth quarter. Additional volumes of long-haul crudes were processed in Europe and in the Pacific Basin for export to the U.S. to compensate for the refining downtime caused by the hurricanes, which reduced domestic product availability. The arrival of much colder temperatures in Japan and Korea in November stimulated increased consumption of kerosene used for heating. This came on top of a dry spell in the fall, which caused a sharp decline in Japan’s hydroelectric power output. The combined result was a near doubling of oil consumption by Japan’s electric power generating plants in November relative to the year ago period.  A drop off in rates in December, in part, reflected the anticipation of larger than usual U.S. refinery maintenance scheduled for the first quarter of 2006.

The world VLCC fleet expanded to 477 vessels (139.4 million dwt) at December 31, 2005 from 456 vessels (132.7 million dwt) at the beginning of the year as newbuilding deliveries well exceeded the number of vessels deleted from the fleet. In 2005, a total of 37 newbuilding orders were placed (11.2 million dwt). This is a reduction compared with 2004 (43 vessels, 13.0 million dwt) and 2003 (51 vessels, 15.5 million dwt). The declining trend in orders was caused by high contract prices and long delivery lead times due to heavy ordering in other bulk shipping sectors. As of December 31, 2005, the VLCC orderbook totaled 92 vessels (27.9 million dwt), equivalent to 20.0% of the existing VLCC fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean
	Q1-2005	Q2-2005	Q3-2005	Q4-2005	2005	2004	2003
Average	$37,000	$28,400	$21,700	$46,600	$33,100	$43,000	$31,100
High	$65,000	$49,000	$35,000	$63,000	$65,000	$85,000	$70,000
Low	$20,000	$17,000	$8,000	$24,800	$8,000	$14,000	$11,000

Rates for Aframaxes operating in the Caribbean during 2005 averaged $33,100 per day, a decrease of 23% from the 2004 average but 6% above the 2003 average. Rates in 2005 were adversely impacted by declines in North Sea crude oil production of 460,000 b/d, as well as stagnating production in Venezuela, two key Aframax loading areas. Production in the Former Soviet Union (“FSU”), which has become an increasingly important source of Aframax employment in recent years, rose by 3.7% in 2005 to 11.6 million b/d. Similarly to VLCCs, fleet expansion in excess of oil demand growth exerted downward pressure on Aframax rates throughout the year.

The decline in rates that began in the fourth quarter of 2004 steepened in the first quarter of 2005 resulting in an average rates declining from the first quarter of 2004. The decrease in rates reflects a substantial reduction in weather delays in the Bosporus Straits in the first quarter of 2005 relative to the comparable 2004 quarter when sustained delays for tankers reduced the availability of suitable tonnage in the Mediterranean.

Average rates in the second quarter of 2005 were slightly higher than in the year ago period, due, at least in part, to increased lightering activity in the U.S. Gulf, a collision between two tankers in the Dardanelles and a vessel grounding in the Bosporus. Additionally FSU seaborne exports increased during the quarter as shippers accelerated their second quarter liftings to avoid a significant increase in crude oil export duties effective on June 1.

Rates in the third quarter of 2005 declined relative to the third quarter of 2004 as production declined in the North Sea and Latin America, and pipeline maintenance limited crude oil exports at the Black Sea port of Novorossiysk.

Aframax rates rose in the fourth quarter, with long transit delays in the Bosporus a key supporting factor. Although FSU oil production increased to 11.9 million b/d, 3.5% higher than the 11.5 million b/d produced in the fourth quarter of 2004, FSU crude seaborne exports were 2.7% lower for the same period. This continued the slide that started late in the second quarter of 2005, when crude oil export duties were raised.

The world Aframax fleet expanded significantly to 673 vessels (67.9 million dwt) as of December 31, 2005 from 627 vessels (62.5 million dwt) at December 31, 2004, as vessel deliveries far outweighed scrap sales. Rising newbuilding prices further slowed the pace of Aframax ordering to 47 vessels (5.1 million dwt) in 2005 from 66 vessels (7.3 million dwt) in 2004 and the record level of 96 vessels (10.3 million dwt) in 2003. The Aframax orderbook contracted to 153 vessels (16.7 million dwt) at December 31, 2005, equivalent to 24.6% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes—Crude and Residual Oils
	Q1-2005	Q2-2005	Q3-2005	Q4-2005	2005	2004	2003
Panamax Average	$40,300	$32,700	$28,800	$50,400	$37,800	$39,400	$26,500
Panamax High	$62,200	$39,600	$40,600	$61,000	$62,200	$65,600	$50,300
Panamax Low	$31,800	$23,100	$22,200	$37,900	$22,200	$25,500	$13,500

Rates for Panamaxes averaged $37,800 per day, 4% lower than the average in 2004 but 43% above the 2003 average. In 2005, fuel oil demand in the U.S. was largely driven by high natural gas prices that resulted in end users seeking lower cost alternatives to meet their energy requirements. The increase in fuel oil demand boosted the requirements for Panamaxes in the Caribbean, particularly for double hull tonnage, given the more stringent IMO regulations and a preference by the oil majors.

Rates in the first quarter of 2005 for Panamaxes transporting crude and residual oils were less than the corresponding quarter in 2004, but still close to historic highs. Largely because of the strong incentive to substitute fuel oil for natural gas, U.S. crude and residual fuel oil imports increased sharply over the comparable year ago period. Strong fuel oil demand in Europe in the first quarter precluded transatlantic arbitrage trades, increasing U.S. energy users’ dependence on fuel oil supplies from the Caribbean.  A 5.5% increase in the size of the Panamax fleet, however, constrained rates.

In the second quarter of 2005, average rates were higher than in the second quarter of 2004, bolstered by continued robust fuel oil imports relative to year ago levels as utilities substituted fuel oil imports for high-priced natural gas. The large freight premium paid for double hull relative to single hull Panamaxes operating in the Atlantic Basin resulted in the migration of some single hull vessels to the intra-Asian trade, reducing availability of suitable tonnage.

Despite the large number of newbuilding deliveries and a drop-off in production in Latin America, average freight rates in the third quarter were comparable to the third quarter of 2004. Substitution demand for fuel oil over natural gas remained strong, especially following the steep increase in the price of natural gas during the summer and in the aftermath of the U.S. Gulf hurricanes. Panamax rates were also supported as some vessel owners moved their vessels from the crude and residual fuel oil trade to the clean products trade, which benefited from the disruptions caused by the hurricanes.

Natural gas attained its highest average price for the year in the fourth quarter of 2005, which encouraged further substitution of fuel oil for natural gas by power utilities. This contributed to another substantial increase in U.S. fuel oil imports, which increased 6% from the third quarter and more than 25% from the fourth quarter of 2004. Consequently, average freight rates increased 75% above the third quarter but remained somewhat below the exceptionally high levels achieved in the fourth quarter of 2004. A sharp decline in natural gas prices starting in mid-December coupled with a firming trend in oil prices could be expected to reverse some of the fuel substitution, negatively impacting Panamax rates.

The world Panamax Product Carrier fleet at December 31, 2005 increased to 326 vessels (21.6 million dwt) from 290 vessels (19.1 million dwt) as of December 31, 2004. The orderbook for Panamax tankers remains significant. At December 31, 2005, 186 vessels (12.2 million dwt), equivalent to 56.2% of the existing Panamax fleet, based on deadweight tons, were on order.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers in the Caribbean
	Q1-2005	Q2-2005	Q3-2005	Q4-2005	2005	2004	2003
Handysize Average	$27,300	$20,300	$20,900	$21,900	$22,600	$24,400	$16,000
Handysize High	$32,500	$30,000	$39,000	$29,000	$39,000	$35,000	$24,900
Handysize Low	$19,000	$13,500	$9,000	$13,000	$9,000	$14,500	$10,000

Rates for Handysize Product Carriers operating in the Caribbean averaged $22,600 per day in 2005, 7% lower than the 2004 average but 41% above the 2003 average.

Freight rates in the first quarter of 2005 were less than the corresponding quarter in 2004 as continued fleet expansion exerted downward pressure on rates, despite a 5% increase in refined product imports into the U.S. Quality tonnage trading in the Caribbean benefited from backhaul movements of distillates to Europe as refinery turnarounds and much colder temperatures increased demand for imported distillates.

In the seasonally weak second quarter, high gasoline prices in the U.S. provided an arbitrage opportunity, resulting in higher gasoline imports relative to the first quarter as well as to the comparable year ago period. At the same time, Europe continued to source part of its distillate requirements from the Caribbean, benefiting Handysize Product Carrier employment. These developments supported rates for Handysize Product Carriers, which were slightly above the average rates in the corresponding quarter of 2004.

After hurricanes Katrina and Rita knocked out significant refining capacity along the U.S. Gulf Coast, oil companies and traders sought to secure tonnage to deliver additional volumes of refined products (gasoline, diesel, and jet fuel) from Europe, Asia and the Caribbean to the U.S. As a result, freight rates for Handysize Product Carriers reached their highest level of the year towards the end of the third quarter of 2005.

Average fourth quarter 2005 rates exceeded the prior quarter as refined product imports into the U.S. increased. Rates in the fourth quarter were lower than last year’s fourth quarter rates, reflecting, in part, inventory levels in OECD countries that were either at or above the five year averages.

The world Handysize fleet showed little change in 2005, expanding to 527 vessels (21.8 million dwt) at December 31, 2005 from 524 vessels (21.5 million dwt) at December 31, 2004. At December 31, 2005, the newbuilding orderbook for Handysize Product Carriers reached 200 vessels (9.1 million dwt), equivalent to 41.9% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

Rates in the U.S. coastwise trades that equate to OSG’s existing Jones Act Handysize Product Carriers averaged $41,200 in 2005, 23% higher than the rate in 2004. Robust demand for gasoline blended components on the U.S. east and west coasts, hurricane related dislocations and a decline in the number of available vessels as a result of OPA 90 regulations contributed to the strength in rates.

The U.S. coastwise trade in products in the fourth quarter of 2005 continued to be impacted by the hurricane related dislocations that significantly reduced refining capacity along the U.S. Gulf Coast. The Jones Act, which limits the carriage of shipments in coastwise trades to qualifying U.S. Flag vessels, was temporarily waived from September 1 through September 19 and again from September 27 to October 24. This permitted International Flag tankers to transport oil between U.S. ports ostensibly to ensure sufficient supplies of petroleum products. The effect of the temporary waivers on the market was limited.

The total Jones Act Product Carrier fleet consisted of 43 vessels (1.8 million dwt) as of December 31, 2005. Approximately 60% of this fleet is not double hull and will be phased out over the next ten years as a result of OPA 90 regulations. Additional scrapping of some of the remaining 17 vessels could also occur prior to 2015 based on the age profile of these vessels.

Outlook

The International Energy Agency forecasts global oil demand to rise by 2.1% to 85.1 million b/d in 2006 from 83.3 million b/d in 2005. This is a higher growth rate than the 1.3% increase in 2005 relative to 2004.  While the demand growth for 2006 is primarily expected to occur in the U.S. and China, production growth is expected to come predominantly from non-OPEC sources such as West Africa and the FSU. The projected increases in demand and the location of incremental production in 2006 is expected to increase tonne-mile demand in 2006. On the refined product side, increases in worldwide demand are forecast to exceed increases in refining capacity in 2006. This is expected to result in additional product movements.

The world tanker fleet in 2006 is projected to increase by 4.5% compared with a 6.2% growth in 2005 and a 5.1% increase in 2004, as the sizable number of newbuilding deliveries is expected to be only partially offset by rising deletions, many of which are mandated under IMO phase out regulations.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements set forth in Item 8.

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

Vessel Lives and Impairment

The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years from the date such vessel was originally delivered from the shipyard. In the shipping industry, use of a 25-year life has become the standard. The actual life of a vessel may be different. The Company has evaluated the impact of the revisions to MARPOL Regulation 13G that became effective April 5, 2005 and the new EU regulations that went into force on October 21, 2003 on the economic lives assigned to the tankers in the Company’s International Flag fleet. Because the OSG International Flag tanker fleet comprises mainly modern, double hull vessels, the revised regulations will not require any double sided International Flag tankers to be removed from service prior to attaining 25 years of age. The revised IMO Regulation G allows the flag state to permit the continued operation of the Company’s double sided tankers beyond 2010. Because such regulations do not explicitly permit double sided tankers to continue trading beyond 2010, their operation beyond 2010 is not assured. OSG considered the need to reduce the estimated remaining useful lives of its double sided International Flag tankers because of the EU regulations and the revised and accelerated phase-out schedule agreed to by IMO in December 2003. These new regulations will not prevent any of these vessels from trading prior to reaching 25 years of age. Accordingly, it was not deemed necessary to reduce the estimated remaining useful lives of any of OSG’s double sided International Flag tankers. If the economic lives assigned to the tankers prove to be too long because of new regulations or other future events, higher depreciation expense and impairment losses could result in future periods related to a reduction in the useful lives of any affected vessels.

The carrying values of the Company’s vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. The Company records impairment losses only when events occur that cause the Company to believe that future cash flows for any individual vessel will be less than its carrying value. The carrying amounts of vessels held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available.

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

OSG performed an impairment test for its single hull and double sided International Flag tankers, including vessels held in joint ventures, in December 2003, because of the new EU regulations that became effective in October 2003 and the revised and accelerated phase-out schedule agreed to by the IMO in December 2003. For purposes of this analysis, the Company assumed that the single hull tankers would stop trading in 2015 and the double sided tankers would continue trading until age 25, in accordance with the revised and accelerated phase-out schedule adopted by the IMO. OSG also assumed that these vessels would achieve lower TCE rates than comparable double hull tankers over their remaining useful lives. Because voyage charter rates are volatile and vessel values vary over time, a probability-weighted approach based on historically-observed TCE rates was used to estimate future cash flows. In all cases, the carrying values of the Company’s single hull and double sided International Flag tankers as of December 31, 2003 were less than the sum of the undiscounted cash flows for the respective vessels. Accordingly, no impairment loss was recorded.

There have been no impairment indicators since 2003.

Market Value of Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), the Company’s holdings in marketable securities are classified as available for sale and, therefore, are carried on the balance sheet at fair value (determined using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income until the investments are sold. Accordingly, these changes in value are not reflected in the Company’s statements of operations. If, however, the Company determines that a material decline in fair value below the Company’s cost basis is other than temporary, the Company records a noncash impairment loss in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a material decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. Based on a number of factors, including the magnitude of the drop in market values below the Company’s cost bases and the length of time that the declines had been sustained, management concluded that the declines in fair value of securities with aggregate cost bases of $16,187,000 in 2003 were other than temporary. Accordingly, the Company recorded pre-tax impairment losses of $4,756,000 in 2003 related to such securities. These impairment losses are reflected in the accompanying consolidated statement of operations.

As of December 31, 2005, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $60,873,000  and an aggregate fair value of $87,478,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of December 31, 2005 were $990,000. None of the securities with unrealized losses as of December 31, 2005 had a fair value that had been materially below its carrying value for more than six months. See Note G to the consolidated financial statements set forth in Item 8 for additional information on other pre-tax unrealized losses as of December 31, 2005.

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

Deferred Tax Assets and Valuation Allowance

The carrying value of the Company’s deferred tax assets is based on the assumption that the Company will generate sufficient taxable income in the future to permit the Company to take deductions and use tax-credit carryforwards. During 2002, the Company recorded a valuation allowance of $3,640,000 related to capital losses arising from the write-down of certain marketable securities. The valuation allowance was established because the Company believed that a portion of the capital losses might expire unused because the generation of future taxable capital gains was not certain. During 2004 and 2003, the Company reduced the valuation allowance by $934,000 and $2,706,000, respectively, reflecting capital gains recognized in 2004 and increases in the fair value of securities previously written down and the effect of securities sold in 2003. The valuation allowance had been reduced to zero as of December 31, 2004. Each quarter, management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance. Any increase in the valuation allowance against deferred tax assets will result in additional income tax expense in the Company’s statement of operations.

Pension Benefits

The Company has recorded pension benefit costs based on complex valuations developed by its actuarial consultants. These valuations are based on key estimates and assumptions, including those related to the discount rates used and the rates expected to be earned on investments of plan assets. OSG is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management’s best estimate of expected returns. A decrease in the expected rate of return will increase net periodic benefit costs and an increase in the expected rate of return will decrease benefit costs. With respect to the Company’s domestic qualified defined benefit pension plan, as of December 31, 2005, management reduced the discount rate to 4.7% from 6.2% (following a reduction to 6.2% from 6.7% as of December 31, 2004) and maintained unchanged the expected rate of return on plan assets at 8.75%. In October 2005, the Company’s Board of Directors approved the termination, effective December 31, 2005 of (i) the qualified defined benefit pension plan covering its domestic shore-based employees, and (ii) the unfunded, nonqualified supplemental defined benefit pension plan covering certain active senior level employees. Accordingly, the selection of a discount rate for the qualified defined benefit pension plan as of December 31, 2005, was based on the assumption that the remaining active participants will elect and receive lump sum distributions when all necessary approvals are obtained. The Company expects such final settlement to occur in late 2006 or early 2007. In determining the discount rate at December 31, 2005, management, therefore, deemed the use of a current rate applicable to lump sum distributions to be more appropriate than the use of a long-term discount rate based on high-quality fixed income investments. Concurrently, the Company amended its existing 401(k) employee savings plan and adopted a supplemental nonqualified savings plan to provide for increased levels of employer contributions, or hypothetical contributions to the unqualified plan, commencing in 2006.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s financial position.

Special Purpose Entity (“SPE”)

In 1999, the Company facilitated the creation of an SPE that purchased from and bareboat chartered back to the Company five U.S. Flag Crude Tankers that the Company in turn bareboat chartered to Alaska Tanker Company for the transportation of Alaskan crude oil for BP. The purchase price of $170 million was financed by a term loan from a commercial lender and a substantive equity capital investment by the owner of the SPE. The Company did not guarantee the vessels’ residual values or guarantee the SPE’s debt. On July 1, 2003, the Company consolidated this SPE in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). Under the provisions of FIN 46, the Company is considered to be the primary beneficiary of the SPE. For additional information, see Note B to the consolidated financial statements set forth in Item 8.

Income from Vessel Operations

During 2005, TCE revenues increased by $172,081,000, or 22%, to $961,662,000 from $789,581,000 in 2004, principally because of a 13,068 day increase in revenue days, partially offset by decreases in average daily TCE rates for VLCCs and Aframaxes in the spot market. During 2005, approximately 69% of the Company’s TCE revenues were derived in the spot market, including vessels in pools that predominantly have performed voyage charters, compared with 85% in 2004 and 79% in 2003. In 2005, approximately 31% of TCE revenues were generated from time or bareboat charters (“term”) compared with 15% in 2004 and 21% in 2003. During 2004, TCE revenues increased by $358,445,000 to $789,581,000 from $431,136,000 in 2003, resulting from an increase in average daily TCE rates for vessels operating in the spot market and a 2,322 day increase in revenue days. The increase in percentage contribution from term charters during 2005 compared with 2004 reflects the time charter focus of the former Stelmar fleet.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During 2005, income from vessel operations decreased by $31,746,000 or 7%, to $432,034,000 from $463,780,000 in 2004. During 2004, income from vessel operations increased by $272,673,000 to $463,780,000 from $191,107,000 in 2003. See Note D to the consolidated financial statements set forth in Item 8 for additional information on the Company’s segments, including equity in income of joint ventures. Information with respect to the Company’s proportionate share of revenue days for vessels operating in joint ventures is shown below in the discussion of “Equity in Income of Joint Ventures.”

International Flag Crude Tankers (dollars in thousands):

	2005	2004	2003
TCE revenues	$683,551	$665,645	$315,179
Vessel expenses	(92,013)	(66,637)	(55,057)
Time and bareboat charter hire expenses	(83,838)	(50,168)	(11,385)
Depreciation and amortization	(96,863)	(74,642)	(63,554)
Income from vessel operations(a)	$410,837	$474,198	$185,183
Average daily TCE rate	$40,030	$55,517	$31,836
Average number of vessels(b)	38.3	30.2	26.4
Average number of vessels chartered in under operating leases	9.3	3.7	1.2
Number of revenue days:(c)	17,076	11,990	9,900
Number of ship-operating days:(d)
Owned vessels	13,988	11,067	9,636
Vessels bareboat chartered-in under operating leases	1,020	—	—
Vessels time chartered-in under operating leases	2,369	1,351	438

(a)            Income from vessel operations by segment is before general and administrative expenses.

(b)           The average is calculated to reflect the addition and disposal of vessels during the year.

(c)            Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered in vessels.

(d)           Ship-operating days represent calendar days.

Daily TCE rates earned by certain classes of vessels operating in the International Flag Crude Tankers segment for each of the three years ended December 31, 2005 were as follows:

	2005	2004	2003
VLCCs	$57,904	$75,436	$40,725
Aframaxes(a)	$33,157	$38,848	$26,389
Panamaxes	$25,066	$18,792	$18,143

(a)            Excluding impact of long-term charters assumed in connection with the acquisition of Stelmar, the average daily TCE rate was $35,224 for 2005.

Revenue days for the above classes of vessels for each of the three years ended December 31, 2005 were as follows:

	2005	2004	2003
VLCCs	6,314	6,088	4,651
Aframaxes	6,048	4,872	4,007
Panamaxes	4,546	690	877

During 2005, TCE revenues for the International Flag Crude Tankers segment increased by $17,906,000, or 3%, to $683,551,000 from $665,645,000 in 2004. This improvement in TCE revenues resulted principally from an increase in the number of revenue days, partially offset by decreases in the average rates earned by VLCCs and Aframaxes. TCE revenues for 2005 reflect a loss of $170,000 generated by forward freight agreements compared with a loss of $3,126,000 in 2004. Although the Company entered into these forward freight agreements to convert a portion of its variable revenue stream to a fixed rate, certain of such forward freight agreements did not qualify as effective cash flow hedges under FAS 133. TCE revenues for 2005 also include profit sharing of $2,996,000 on two

Panamaxes, which is determined annually and recognized on the anniversary of the delivery of the vessels onto the charters. Revenue days increased by 5,086 principally for the following reasons and a reduction of 127 drydock and repair days during which vessels were out of service, partially offset a reduction of 1,275 days attributable to the sale of two VLCCs (Olympia and Dundee), one Suezmax (Eclipse), one Aframax (Bravery) and two Panamaxes (Diane and Mary Ann) in 2004 and 2005 and the expiry of charters-in on one VLCC and one Aframax in the third quarter of 2005:

•       the acquisition of Stelmar adding three Aframaxes (two of which are bareboat chartered-in) and 13 Panamaxes (two of which were subsequently sold in July 2005 and chartered back for 50 month terms);

•       the purchase of OSG’s partner’s 50.1% interest in a company that owned four V-Pluses and the subsequent sale of two of such vessels to the former joint venture partner;

•       the participation in the charter-in of seven VLCCs, which charters commenced between February 2004 and May 2005; and

•       the participation in the charter-in of three Aframaxes, which charters commenced between March and September 2004.

Vessel expenses increased by $25,376,000 to $92,013,000 in 2005 from $66,637,000 in the prior year principally as a result of the vessel additions discussed above. Average daily vessel expenses increased by $110 per day in 2005 compared with 2004 principally attributable to increases in repair expenses. Time and bareboat charter hire expenses increased by $33,670,000 to $83,838,000 in 2005 from $50,168,000 in 2004 principally as a result of the inclusion of 14 additional chartered-in vessels (as described above). Four of the above chartered-in VLCCs provide for profit sharing with the vessels owners when TCE rates exceed the base rates in the charters. In addition, in October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to DHT in connection with DHT’s initial public offering. OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options up to an additional five to eight years, depending on the vessel. The gain on the transaction of $232,159,000 was deferred and is being amortized over the initial charter periods as a reduction in time charter hire expense. OSG expects to recognize additional time charter hire expense of  approximately $7,800,000 per quarter (which is net of amortization of the deferred gain of $9,800,000 per quarter) in 2006. Depreciation and amortization increased by $22,221,000 to $96,863,000 from $74,642,000 in 2004 as a result of the vessel additions discussed above.

During 2004, TCE revenues for the International Flag Crude Tankers segment increased by $350,466,000, or 111%, to $665,645,000 from $315,179,000 in 2003. This improvement in TCE revenues resulted from increases in the average daily TCE rate earned by VLCCs and Aframaxes and an increase in the number of revenue days. TCE revenues for 2004 reflect a loss of $3,126,000 generated by forward freight agreements compared with a loss of $3,229,000 in 2003. Revenue days increased by 2,090 principally for the following reasons, partially offset by an increase of 254 drydock and repair days and a reduction of 222 days attributable to the 2004 sales of two single hull vessels, the Olympia and Dundee:

•       the purchase of the 1997-built double hull Meridian Lion, previously held by a 50% owned joint venture, in April 2003;

•       the participation in the charter-in of six VLCCs and three Aframaxes, which charters commenced during 2004;

•       the 2004 exchange of joint venture interests (see Note F to the consolidated financial statements set forth in Item 8), which resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe and the inclusion of such vessels in the International Flag Crude Tankers segment from the effective date of the transaction; and

•       the delivery of one newbuilding VLCC in February 2003 and two newbuilding Aframaxes (one in October 2003 and one in January 2004).

The redemption of the other partner’s joint venture interest in the Equatorial Lion and Meridian Lion (as described in Note F) and the simultaneous acquisition of the Meridian Lion from the other partner resulted in the inclusion of both vessels in the International Flag Crude Tanker segment from the mid-April 2003 effective date of the transaction. The Equatorial Lion, which had, prior to the completion of this transaction, been time chartered-in from the joint venture is now owned by a subsidiary of the Company.

Vessel expenses increased by $11,580,000 to $66,637,000 in 2004 from $55,057,000 in the prior year principally as a result of the vessel additions discussed above. Average daily vessel expenses increased by $307 per day in 2004 compared with 2003, principally attributable to the timing of delivery of stores, spares and lubricating oils. Time and bareboat charter hire expenses increased by $38,783,000 to $50,168,000 in 2004 from $11,385,000 in 2003 as a result of the participation in the charters-in of six VLCCs and three Aframaxes which charters commenced during 2004, partially offset by the termination of the charter-in of the Equatorial Lion from a joint venture. In addition, in late-June 2003, the Company entered into a sale-leaseback agreement for one of its VLCCs, the Meridian Lion, which lease is classified as an operating lease. The gain on the sale was deferred and is being amortized over the eight-year term of the lease as a reduction of time charter hire expenses. Depreciation and amortization increased by $11,088,000 to $74,642,000 from $63,554,000 in 2003 as a result of the vessel additions discussed above.

International Flag Handysize Product Carriers (dollars in thousands):

	2005	2004	2003
TCE revenues	$171,100	$25,159	$19,213
Vessel expenses	(51,019)	(8,488)	(8,109)
Time and bareboat charter hire expenses	(22,144)	—	—
Depreciation and amortization	(32,552)	(5,029)	(4,184)
Income from vessel operations	$65,385	$11,642	$6,920
Average daily TCE rate	$17,843	$18,192	$14,055
Average number of vessels	15.3	4.0	4.0
Average number of vessels chartered in under operating leases	11.4	—	—
Number of revenue days	9,589	1,383	1,367
Number of ship-operating days:
Owned vessels	5,596	1,464	1,460
Vessels bareboat chartered-in under operating leases	4,144	—	—

During 2005, TCE revenues for the International Flag Handysize Product Carrier segment increased by $145,941,000, or 580%, to $171,100,000 from $25,159,000 in 2004. This increase in TCE revenues resulted principally from an increase of 8,206 revenue days.  TCE revenues for 2005 reflect a gain of $561,000 generated by forward freight agreements. Although the Company entered into these forward freight agreements to convert a portion of its variable revenue stream to a fixed rate, such forward freight agreements did not qualify as effective cash flow hedges under FAS 133. The increase in revenue days was attributable to the Stelmar acquisition, which added 24 Handysize Product Carriers (nine of which are bareboat chartered-in) to the Company’s fleet. Vessel expenses, time and bareboat charter hire expenses and depreciation and amortization increased in 2005 compared with 2004 as a result of the vessel additions discussed above. In addition, in November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005, for four of its double-sided Handysize Product Carriers. The leases are classified as operating leases. The sale-

leaseback transactions increased bareboat charter expenses by approximately $1,200,000 per quarter, with a corresponding decrease in depreciation of approximately $800,000 per quarter.

The Company has reflagged three (the Overseas Ambermar and Overseas Maremar in September 2005 and the Overseas Luxmar in early October) Handysize Product Carriers, acquired from Stelmar, under the U.S. Flag and entered them in the U.S. Maritime Security Program (the “Program”). Under the Program, the Company will receive approximately $2.6 million per year for each of these vessels commencing in mid-October 2005. Such subsidy will substantially offset the increased cost incurred by such vessels because of operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Flag Handysize Product Carrier segment.

During 2004, TCE revenues for the International Flag Handysize Product Carrier segment increased by $5,946,000, or 31%, to $25,159,000 from $19,213,000 in 2003. This improvement in TCE revenues resulted from an increase of $4,137 per day in the average daily TCE rate earned. Vessel expenses increased by $379,000 to $8,488,000 in 2004 from $8,109,000 in the prior year. Average daily vessel expenses increased by $243 per day in 2004 compared with 2003, principally attributable to increases in repair costs and the timing of delivery of stores. Depreciation and amortization increased by $845,000 to $5,029,000 from $4,184,000 in 2003 attributable to increased drydock amortization.

Other International Flag (dollars in thousands):

	2005	2004	2003
TCE revenues(a)	$25,902	$25,014	$21,888
Vessel expenses	(5,148)	(7,554)	(3,324)
Time and bareboat charter hire expenses	(12,247)	(13,353)	(1,616)
Depreciation and amortization	(3,582)	(2,055)	(5,570)
Income from vessel operations	$4,925	$2,052	$11,378
Average daily TCE rate	$27,357	$32,029	$27,882
Average number of vessels	—	—	1.9
Average number of vessels chartered in under operating leases	2.1	2.1	0.3
Number of revenue days	733	781	785
Number of ship-operating days:
Owned vessels	—	—	696
Vessels time chartered-in under operating leases	758	781	112

(a)            TCE revenues include inter-segment commercial management fees of $5,849 in 2005. Such amounts have been excluded in the calculation of the average daily TCE rate.

As of December 31, 2005, the Company operated two International Flag Dry Bulk Carriers. The two Dry Bulk Carriers commenced three-year time charters in early 2004, at which time they were withdrawn from the pool of Capesize vessels in which they had participated since 2000. TCE revenues for 2005 were stable compared with 2004 because the two Bulk Carriers operated on time charters which commenced in early 2004.

Vessel expenses in 2005 decreased marginally compared with the prior year, excluding a $4,000,000 increase in the reserve for the U.S. Department of Justice investigation to $10,000,000, and a $1,269,000 increase in the reserve for the settlement of certain crew benefits (principally related to years prior to 2004).

TCE revenues increased by $3,126,000, or 14%, to $25,014,000 in 2004 from $21,888,000 in 2003 principally because of an increase of $4,147 per day in the average daily TCE rate earned.

Vessel expenses, excluding a $6,000,000 reserve for the U.S. Department of Justice investigations and a $1,060,000 reserve for the settlement of certain crew benefits, and depreciation and amortization decreased and time and bareboat charter hire expenses increased in 2004 compared with 2003 principally because of the December 2003 sale and leaseback agreement of the two Dry Bulk Carriers.

U.S. Flag Segment (dollars in thousands):

	2005	2004	2003
TCE revenues	$81,109	$73,763	$74,856
Vessel expenses	(29,168)	(25,491)	(23,389)
Time and bareboat charter hire expenses	(2,073)	(2,029)	(7,471)
Depreciation and amortization	(19,314)	(18,362)	(16,702)
Income from vessel operations	$30,554	$27,881	$27,294
Average daily TCE rate	$24,980	$21,549	$23,161
Average number of vessels	7.1	7.5	6.7
Average number of vessels chartered in under operating leases	2.0	2.0	2.3
Number of revenue days	3,247	3,423	3,232
Number of ship-operating days:
Owned vessels	2,604	2,739	2,439
Vessels bareboat chartered-in under operating leases	730	732	846

As of December 31, 2005, the U.S. Flag segment consisted of the following:

•       four Product Carriers, which are on time or bareboat charter;

•       one Pure Car Carrier, which is on time charter; and

•       two Bulk Carriers that transport U.S. foreign aid grain cargoes on voyage charters.

TCE revenues increased by $7,346,000, or 10%, to $81,109,000 in 2005 from $73,763,000 in 2004 because of an increase of $3,431 per day in the average daily TCE rate (in part due to the conversion of the charter on the Puget Sound discussed below), partially offset by a decrease in revenue days. Revenue days decreased due to the sale of one of the Crude Tankers in February 2004 and the three remaining Crude Tankers in 2005 upon their redelivery from long-term charters, offset by the purchase of two Product Carriers, the Puget Sound and Galena Bay, in April 2004. The Puget Sound and Galena Bay were, at the time of their acquisition, operating on bareboat charters that extended to December 2009.

In October 2004, the Company entered into an agreement with the charterer of the Puget Sound to convert the bareboat charter to a time charter for the balance of the charter period. This increased TCE revenues and vessel expenses by approximately $4,635,000 in 2005 compared with 2004. The agreement, which was terminated in December 2005, also provided for profit sharing with the charterer when rates earned on third party voyages exceeded the base rate, as defined in the agreement.

Vessel expenses increased by $3,677,000 to $29,168,000 in 2005 from $25,491,000 in 2004 as a result of the conversion of the bareboat charter on the Puget Sound to a time charter in October 2004, partially offset by the impact of the sale of the Crude Tankers. Average daily expenses increased by $1,405 per day in 2005 compared with 2004, principally attributable to increases in crew costs.

TCE revenues decreased by $1,093,000, or 1%, to $73,763,000 in 2004 from $74,856,000 in 2003 because of a decrease of $1,612 per day in the average daily TCE rate earned, partially offset by an increase in revenue days. Revenue days increased due to the purchase of two Product Carriers in April 2004, offset by the sale of the Crude Tanker, Overseas Boston, in February 2004. Vessel

expenses increased by $2,102,000 to $25,491,000 in 2004 from $23,389,000 in 2003. Average daily expenses increased by $224 per day in 2004 compared with 2003, principally due to increases in crew costs. On July 1, 2003, in accordance with the provisions of FIN 46, the Company consolidated the special purpose entity that owned the Crude Tankers. The consolidation of the special purpose entity eliminated time and bareboat charter hire expenses, which were net of amortization of the deferred gain on the 1999 sale-leaseback transaction, and increased depreciation and amortization because those vessels were now included in the consolidated balance sheet. In addition, time and bareboat charter hire expense increased because of the charter extensions of the two Bulk Carriers, Overseas Harriette and Overseas Marilyn, that commenced in the fourth quarter of 2003 at the expiry of 25-year capital leases. Depreciation and amortization increased by $1,660,000 to $18,362,000 in 2004 from $16,702,000 in 2003 because of the purchase of the two Product Carriers, partially offset by decreases attributable to the sale of the Overseas Boston and the expiry of capital leases and the related charter extensions on the two Bulk Carriers.

Since December 1996, the U.S. Flag Pure Car Carrier has received payments under the U.S. Maritime Security Program on the basis of $2,100,000 per year through September 2005 and $2,600,000 per year thereafter.

General and Administrative Expenses

During 2005, general and administrative expenses increased by $27,674,000 to $79,667,000 from $51,993,000 in 2004 as a result of:

•       expenses of the Athens operations aggregating $11,077,000, which include integration costs of $1,462,000;

•       an increase of $1,524,000 in incentive compensation paid to shore-based staff;

•       costs of $5,021,000 incurred during 2005, compared with $1,759,000 incurred during 2004, in connection with the investigations by the U.S. Department of Justice (see Note R to the consolidated financial statements set forth in Item 8);

•       an increase in compensation related to stock options and restricted stock of $1,659,000;

•       severance related payments aggregating $2,000,000 recognized in connection with the retirement of senior officers in January and August 2005;

•       an increase of $2,824,000 in curtailment, termination and settlement losses recognized in connection with the payment of unfunded, nonqualified pension plan obligations and the termination of the defined benefit pension plans covering its domestic shore-based employees effective December 31, 2005. See Note O to the consolidated financial statements set forth in Item 8; and

•       an increase in rent expense of $2,835,000 primarily related to office moves in New York and Newcastle.

During 2004, general and administrative expenses increased by $12,325,000 to $51,993,000 from $39,668,000 in 2003 as a result of:

•       an increase of $4,756,000 in incentive compensation paid to shore-based staff;

•       consulting fees in connection with special projects aggregating $2,820,000;

•       a settlement loss of $4,077,000 recognized in connection with the payment of the former chief executive officer’s unfunded, nonqualified pension plan obligation;

•       consultation services aggregating $733,000, performed by the former chief executive officer in accordance with an agreement dated June 23, 2003 (see Note Q to the consolidated financial statements set forth in Item 8); and

•       costs of $1,759,000 incurred in 2004 (an increase of $897,000 compared with 2003) in connection with certain investigations by the Department of Transport of the Government of Canada and the U.S. Department of Justice (see Note R to the consolidated financial statements set forth in Item 8).

These increases were partially offset by:

•       2003 bonus payments aggregating $1,940,000, in recognition of the substantial completion of the Company’s five-year cost reduction program;

•       severance related payments aggregating approximately $2,008,000, recognized in 2003 in connection with the January 2003 resignation of a senior vice president and the retirement of the Company’s former CEO; and

•       a reserve for an expected loss of $544,000 on the sublease of overseas office space.

Equity in Income of Joint Ventures

During 2005, equity in income of joint ventures decreased by $1,792,000 to $43,807,000 from $45,599,000 in 2004, due to a decrease in average daily TCE rates earned by the joint venture vessels operating in the spot market.

Revenue days for 2005 for the joint venture vessels reflect the following:

•       the Company’s acquisition of its partner’s 50.1% interest in the joint venture that owned the four V-Pluses (see Note F to the consolidated financial statements set forth in Item 8) on June 1, 2005. Two of the four V-Pluses are now included in the International Flag Crude Tankers segment;

•       the sale of the Compass I, an Aframax tanker, by a joint venture in which the Company held a 50% interest;

•       the sale of the Front Tobago, a VLCC, by a joint venture in which the Company held a 30% interest; and

•       OSG’s sale of seven tankers (three VLCCs and four Aframaxes) to DHT in connection with DHT’s initial public offering in October 2005. In consideration, the Company received cash and a 46.7% equity stake in the new tanker concern. The equity stake was subsequently reduced to 44.5% in November pursuant to the exercise of the over-allotment option granted to the underwriters. OSG time chartered the vessels back from DHT for periods of five to six and one-half years with various renewal options of up to an additional five to eight years depending on the vessel. The charters provide for the payment of additional hire on a quarterly basis by the Company when the aggregate revenue earned, or deemed earned, by these vessels for the Company exceeds the sum of the basic hire paid during the quarter by the Company.

During 2004, equity in income of joint ventures increased by $11,634,000 to $45,599,000 from $33,965,000 in 2003, due to an increase in average daily TCE rates earned by the joint venture vessels operating in the spot market, partially offset by a reduction in revenue days. The reduction in revenue days was attributable to the termination of joint ventures covering six vessels in the first quarter of 2004, partially offset by the delivery of the four V-Pluses in July 2004 to a joint venture in which the Company has a 49.9% interest. Equity in income of joint ventures for 2003 reflects the Company’s share ($2,566,000) of a loss on disposal recognized in connection with the redemption of an oil company’s 50% interest in a joint venture in exchange for 100% of the stock of one of the venture’s two vessel-owning subsidiaries (see Note F to the consolidated financial statements set forth in Item 8).

The following table is a summary of the Company’s interest in its joint ventures, excluding ATC (see discussion below), and OSG’s proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are averages as of December 31 of each year. The Company’s actual ownership percentages for these joint ventures ranged from 30% to 50%:

	2005		2004		2003
	Revenue Days	% of Ownership	Revenue Days	% of Ownership	Revenue Days	% of Ownership
V-Pluses operating in the spot market	301	0.0%	320	49.9%	—	0.0%
VLCCs operating in the spot market	106	0.0%	130	30.0%	1,137	47.1%
VLCCs operating on long-term charters	99	44.5%	—	0.0%	104	0.0%
Aframax operating in the spot market	53	0.0%	181	50.0%	181	50.0%
Aframaxes operating on long-term charters	133	44.5%	—	0.0%	—	0.0%
Total	692	44.5%	631	46.6%	1,422	47.4%

In April 2005, the joint venture that owned the Aframax, Compass I, sold its vessel and recognized a gain of $11,349,000. In December 2005, the joint venture that owned the VLCC, Front Tobago, sold its vessel and recognized a gain of $9,446,000.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment.

Interest Expense

The components of interest expense are as follows:

In thousands for the year ended December 31,	2005	2004	2003
Interest before impact of swaps and capitalized interest	$86,379	$58,379	$51,791
Impact of swaps	6,995	15,968	14,320
Capitalized interest	(3,885)	(201)	(3,987)
Interest expense	$89,489	$74,146	$62,124

Interest expense increased by $15,343,000 to $89,489,000 in 2005 from $74,146,000 in 2004 as a result of increases in (a) the average amount of debt outstanding of $470,149,000, which is attributable to the Stelmar acquisition offset by the application of the proceeds arising from vessel sales during 2005, including the sale of the seven tankers to DHT in October, to repay amounts outstanding under floating-rate credit facilities, and (b) the average rate paid on floating rate debt of 130 basis points to 3.9% from 2.6% in 2004. The impact of floating-to-fixed interest rate swaps increased interest expense by $6,995,000 2005 compared with an increase of $15,968,000 in 2004. Interest expense for 2005 includes the write-off of $1,607,000 of deferred debt expense related to debt assumed in connection with the acquisition of OSG’s partner’s interest in the joint venture that owned the four V-Pluses. Such debt was repaid during June 2005. Interest capitalized in 2005 relates to amounts advanced by the Company to a 49.9% owned joint venture constructing four LNG Carriers.

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

Provision/(Credit) for Federal Income Taxes

The credit for income tax for 2005 is based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non shipping income of the Company’s foreign subsidiaries. The income tax provisions for 2004 and 2003 are based on consolidated pre-tax results, adjusted to reflect items that are not subject to tax.

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstates tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. Because the Company intends to permanently reinvest these earnings in foreign operations, no provision for U.S. income taxes on such earnings of its foreign shipping subsidiaries is required after December 31, 2004. Because the shipping income of its foreign shipping subsidiaries constitutes substantially all of income before federal income taxes, the Company expects that its effective tax rate will be significantly reduced for periods commencing January 1, 2005.

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

As of December 31, 2004, the Company had $77,423,000 of net deferred tax liabilities attributable to expected future U.S. income taxes on the shipping income of its foreign shipping subsidiaries. Because of the enactment of the Jobs Creation Act and because foreign earnings will be permanently reinvested, the Company no longer expects that these deferred tax liabilities will be paid. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company reduced its deferred tax liabilities by $77,423,000 with a corresponding reduction in income tax expense in the fourth quarter of 2004.

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Sources of Capital

Working capital at December 31, 2005 was approximately $253,000,000 compared with $445,000,000 at December 31, 2004 and $40,000,000 at December 31, 2003. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Unbilled voyage receivables at December 31, 2005 was $139,792,000 compared with $135,967,000 at December 31, 2004. As of December 31, 2005, such balance included the Company’s share of unremitted pool earnings of $92,608,000 ($95,509,000 at December 31, 2004) due from Tankers International, $34,690,000 ($34,623,000 at December 31, 2004) due from Aframax International and $6,008,000 due from Panamax International. The decrease in the amount due from Tankers International results from a decrease in TCE rates earned by the VLCCs in the fourth quarter of 2005 ($68,619 per day) compared with the fourth quarter of 2004 ($109,578 per day) partially offset by an increase in the number of vessels participating in the pool. The amount due from Aframax International remained consistent with 2004 even though rates earned by Aframaxes participating the pool decreased in the fourth quarter of 2005 ($39,850 per day) compared with the comparable quarter of 2004 ($57,579 per day) principally due to the timing of payments received from the pool. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $296,000,000 at December 31, 2005. Net cash provided by operating activities approximated $452,000,000 in 2005 compared with $397,000,000 in 2004 and $231,000,000 in 2003. Net cash provided by operating activities in 2005 reflects $91,100,000 of payments with respect to 2004 federal income taxes compared with $11,040,000 in 2004 made with respect to 2003 federal income taxes. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year. The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company’s vessels in periods subsequent to December 31, 2005, compared with the actual TCE rates achieved during 2005, will have a negative comparative impact on the amount of cash provided by operating activities.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet.

In January 2005, the Company concluded two new debt agreements aggregating $675,000,000. The proceeds from these borrowings were used to fund the acquisition of Stelmar and refinance its debt. One of the agreements is a $500,000,000 seven-year unsecured revolving credit agreement. Borrowings under this facility bear interest at a rate based on LIBOR, and the terms, conditions and financial covenants contained therein are comparable to those contained in the Company’s existing long-term facilities. The other agreement is a $175,000,000 term loan secured by five of Stelmar’s Handysize Product Carriers. The secured loan has a term of 12 years and bears interest at a rate based on LIBOR.

In July 2005, the Company repaid an outstanding secured term loan of $87,000,000, with funds obtained under its long-term unsecured revolving credit facilities.

In October 2005, OSG sold seven tankers to DHT in connection with DHT’s initial public offering. In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT. In November 2005, the Company sold 648,500 shares of common stock of DHT pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. The cash proceeds from these sales were used to reduce amounts outstanding under long-term credit facilities and for general corporate purposes.

In January 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, thereby generating proceeds of $115,513,000, after deducting expenses. In February 2004, pursuant to the existing shelf registration, the Company issued $150,000,000 principal amount of senior unsecured notes. The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%. The Company received proceeds of approximately $146,605,000, after deducting expenses. The proceeds from these offerings were used for general corporate purposes.

The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure the senior unsecured notes equally and comparably with any other unsecured indebtedness in the event OSG is required to secure such debt.

In July and November 2004, the Company concluded two seven-year unsecured revolving credit facilities aggregating $255,000,000. Borrowings under both of the facilities bear interest at a rate based on LIBOR plus a margin. In December 2004, the Company reduced the amount available under the facility maturing in December 2006 to $200,000,000 from $350,000,000.

In August 2004, the Company amended one of its floating rate secured term loans. The amendment to the secured loan extended its maturity date by two years to 2016, reduced the required principal payments by approximately $390,000 per annum, and added a $20,000,000 short-term credit facility.

At December 31, 2005, OSG had $1,285,000,000 of long-term unsecured credit availability, of which $1,086,000,000 was unused. The Company’s six long-term revolving credit facilities mature in 2006 ($200,000,000), 2008 ($30,000,000), 2009 ($150,000,000), 2010 ($150,000,000), 2011 ($255,000,000) and 2012 ($500,000,000). In addition, the Company also had two short-term credit facilities aggregating $65,000,000, all of which was unused at December 31, 2005.

In February 2006, the Company entered into a $1.5 billion seven-year unsecured revolving credit agreement (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million) with a group of banks. Borrowings under this facility bear interest at a rate based on LIBOR. The terms, conditions and financial covenants contained therein are generally more favorable than those contained in the Company’s existing long-term facilities. In connection with entering into this agreement, the Company agreed to terminate all of its unsecured revolving credit facilities (long-term of $1,285,000,000 and short-term of $45,000,000). As a result, the Company will record an expense of approximately $4,800,000 in the first quarter of 2006 attributable to the write off of the unamortized balance of deferred finance charges for the terminated credit facilities.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of December 31, 2005. The financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Because a portion of OSG’s debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company’s ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of December 31, 2005, the joint ventures in which OSG participates had total bank debt outstanding of $281,403,000. The joint venture debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of December 31, 2005, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). The aggregate unpaid contract costs of $726,500,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2005 follows:

(In thousands)	2006	2007	2008	2009	2010	Beyond 2010	Total
Long-term debt(1)	$82,460	$81,347	$80,096	$78,223	$77,706	$1,115,741	$1,515,573
Obligations under capital leases(1)	11,882	11,882	11,888	10,808	9,692	7,295	63,447
Operating lease obligations (chartered-in vessels)(2)	173,890	194,821	212,309	208,125	206,655	503,358	1,499,158
Operating lease obligations (office space)	3,776	3,816	3,826	3,837	3,867	35,407	54,529
Total	$272,008	$291,866	$308,119	$300,993	$297,920	$1,661,801	$3,132,707

(1)            Amounts shown include contractual interest obligations. The interest obligations for floating rate debt ($467,902 as of December 31, 2005) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at December 31, 2005 of 4.5%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $273,788 at December 31, 2005 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 6.2%.

(2)            As of December 31, 2005, the Company had charter-in commitments for 51 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2005, related to an unfunded supplemental pension plan and an unfunded postretirement health care plan as follows:

(In thousands)	2006	2007	2008	2009	2010
Supplemental pension plan obligations(1)	$71	$71	$71	$71	$70
Postretirement health care plan obligations(2)	181	188	195	203	208

(1)            Obligations are included herein only if the retirement of a covered individual is known as of December 31, 2005. Amounts shown herein exclude obligations payable by the Company’s defined benefit plan for domestic shore-based employees, which was overfunded as of December 31, 2005.

(2)            Amounts are estimated based on the 2005 cost taking the assumed health care cost trend rate for 2006 to 2010 into consideration. See Note O to the consolidated financial statements set forth in Item 8. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

OSG has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management’s interest-rate outlook at various times. These agreements contain no leverage features and have various final maturity dates from July 2006 to August 2014.

OSG expects to finance any vessel commitments from working capital, cash anticipated to be generated from operations, existing long-term credit facilities, and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such charter rates are volatile.

EBITDA

EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy debt service, capital expenditure and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income, as reflected in the consolidated statements of operations set forth in Item 8, to EBITDA:

In thousands for the year ended December 31,	2005	2004	2003
Net income	$464,829	$401,236	$121,309
Provision/(credit) for federal income taxes	(1,110)	79,778	46,844
Interest expense	89,489	74,146	62,124
Depreciation and amortization	152,311	100,088	90,010
EBITDA	$705,519	$655,248	$320,287

Ratios of Earnings to Fixed Charges

The ratios of earnings to fixed charges for 2005, 2004 and 2003 were 4.9x, 6.6x and 2.9x, respectively. The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income for continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges. Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

Earnings per Share Adjusted for Gain on Vessel Sales and Securities Transactions

The following table presents comparative per share amounts for net income, adjusted for the effects of vessel sales and securities transactions, including write-downs in the carrying value of certain securities pursuant to FAS 115:

For the year ended December 31,	2005	2004	2003
Diluted net income per share	$11.77	$10.24	$3.47
(Gain)/loss on sale of vessels(1)	(1.02)	(0.48)	0.13
Gain on securities transactions(2)	(0.38)	(0.14)	(0.18)
	$10.37	$9.62	$3.42

(1)            Based on amounts reported in Note P to the consolidated financial statements set forth in Item 8, reduced, in 2005 only with respect to the sale of U.S. Flag vessels and in 2004 and 2003 for all vessel sales, by federal income taxes calculated at 35%.

(2)            Represents the sum of realized gain on sale of securities and, in 2003, write-down of marketable securities (as reported in Note P), reduced by federal income taxes calculated at 35%, as adjusted in 2004 and 2003 by the change in the valuation allowance.

Net income adjusted for the effect of vessel sales and securities transactions is presented to provide additional information with respect to the Company’s ability to compare from period to period vessel operating revenues and expenses and general and administrative expenses without gains and losses from disposals of assets and investments. While net income adjusted for the effect of vessel sales and securities transactions is frequently used by management as a measure of the vessels operating performance in a particular period it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Net income adjusted for the effect of vessel sales and securities transactions should not be considered an alternative to net income or other measurements prepared in accordance with accounting principles generally accepted in the United States.

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

The Company uses forward freight agreements to reduce its exposure to changes in spot market rates earned by some of its vessels. Forward freight agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates. As of December 31, 2005, OSG was committed to forward freight agreements totaling 195,000 metric tons with notional principal amounts aggregating $4,775,000, which expire between January and June 2006. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. The fair value of these agreements was not significant at December 31, 2005.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

The following tables provide information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. Additionally, the Company has assumed that its fixed income securities are similar enough to aggregate those securities for presentation purposes. For interest rate swaps, the tables present notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts.

Interest Rate Sensitivity

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

						Beyond		Fair Value at
At December 31, 2005	2006	2007	2008	2009	2010	2010	Total	Dec. 31, 2005
Assets
Fixed income securities	$27.1	$18.1	$17.7	$8.0	$15.1	$39.5	$125.5	$125.5
Average interest rate	4.8%	4.8%	4.7%	5.4%	5.0%	5.0%
Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$10.5	$11.2	$12.0	$11.8	$11.6	$467.7	$524.8	$542.8
Average interest rate	7.9%	7.9%	8.0%	8.4%	8.8%	8.4%
Variable rate	$17.0	$17.0	$17.0	$17.0	$17.0	$382.9	$467.9	$467.9
Average spread over LIBOR	0.7%	0.7%	0.7%	0.7%	0.7%	0.7%
Interest Rate Swaps
Pay fixed/receive variable*	$207.8	$8.8	$46.8	$1.0	$1.0	$8.4	$273.8	$(1.7)
Average pay rate	5.4%	5.3%	5.4%	4.7%	4.7%	4.7%

						Beyond		Fair Value at
At December 31, 2004	2005	2006	2007	2008	2009	2009	Total	Dec. 31, 2004
Assets
Fixed income securities	$20.7	$7.5	$3.4	$2.6	$9.4	$53.8	$97.4	$97.4
Average interest rate	2.3%	3.8%	3.1%	4.3%	4.1%	5.4%
Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$7.7	$8.7	$9.3	$10.0	$10.7	$479.8	$526.2	$543.9
Average interest rate	8.2%	8.4%	8.5%	8.6%	8.7%	8.4%
Variable rate	$22.0	$16.8	$11.6	$11.6	$111.6	$236.1	$409.7	$409.7
Average spread over LIBOR	1.1%	0.7%	0.8%	0.8%	0.9%	0.5%
Interest Rate Swaps
Pay fixed/receive variable*	$33.1	$218.1	$14.0	$52.0	$6.2	$73.0	$396.4	$(12.3)
Average pay rate	6.1%	5.4%	5.1%	5.3%	4.6%	4.6%

*                    LIBOR

As of December 31, 2005, the Company had one long-term revolving credit facility under which borrowings bore interest at LIBOR plus a margin, where the margin was dependent on the Company’s leverage. As of December 31, 2005, there was no balance outstanding under such facility.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

See Item 7.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Overseas Shipholding Group, Inc. and Subsidiaries
Consolidated Balance Sheets

Dollars in thousands at December 31,	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$188,588	$479,181
Voyage receivables, including unbilled of $139,792 and $135,967	157,334	144,237
Other receivables	22,202	12,815
Inventories	1,855	1,132
Prepaid expenses	14,908	8,252
Total Current Assets	384,887	645,617
Capital Construction Fund	296,126	268,414
Vessels and other property, less accumulated depreciation	2,288,481	1,419,761
Vessels under capital leases, less accumulated amortization	36,267	34,668
Vessel held for sale	—	9,744
Deferred drydock expenditures, net	19,805	25,339
Total Vessels, Deferred Drydock and Other Property	2,344,553	1,489,512
Investments in Joint Ventures	269,657	227,701
Other Assets	53,457	49,554
Total Assets	$3,348,680	$2,680,798
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$105,173	$80,047
Federal income taxes	—	90,943
Short-term debt and current installments of long-term debt	20,066	25,024
Current obligations under capital leases	6,968	4,729
Total Current Liabilities	132,207	200,743
Long-term Debt	923,612	863,466
Obligations under Capital Leases	42,043	42,717
Deferred Gain on Sale and Leaseback of Vessels	233,456	3,573
Deferred Federal Income Taxes ($113,255 and $105,424) and Other Liabilities	141,334	143,927
Shareholders’ Equity:
Common stock ($1 par value; 60,000,000 shares authorized; 40,790,759 shares issued)	40,791	40,791
Paid-in additional capital	199,570	199,054
Retained earnings	1,640,742	1,203,528
Unearned compensation, restricted stock	—	(1,360)
	1,881,103	1,442,013
Cost of treasury stock (1,341,718 and 1,391,280 shares)	17,019	17,579
	1,864,084	1,424,434
Accumulated other comprehensive income	11,944	1,938
Total Shareholders’ Equity	1,876,028	1,426,372
Total Liabilities and Shareholders’ Equity	$3,348,680	$2,680,798

See notes to consolidated financial statements.

Overseas Shipholding Group, Inc. and Subsidiaries
Consolidated Statements of Operations

Dollars in thousands, except per share amounts,
for the year ended December 31,	2005	2004	2003
Shipping Revenues:
Pool revenues, including $57,562 in 2005 received from a 50% owned joint venture	$607,035	$640,449	$305,490
Time and bareboat charter revenues, including $16,488, $19,803 and $28,052 received from a 37.5% owned joint venture	309,471	116,957	90,764
Voyage charter revenues	83,797	53,429	57,866
	1,000,303	810,835	454,120
Voyage Expenses	(38,641)	(21,254)	(22,984)
Time Charter Equivalent Revenues	961,662	789,581	431,136
Ship Operating Expenses:
Vessel expenses	177,349	108,170	89,877
Time and bareboat charter hire expenses, including $20,241 in 2005 paid to a 44.5% owned joint venture and $1,757 in 2003 paid to a 50% owned joint venture	120,301	65,550	20,474
Depreciation and amortization	152,311	100,088	90,010
General and administrative	79,667	51,993	39,668
Total Ship Operating Expenses	529,628	325,801	240,029
Income from Vessel Operations	432,034	463,780	191,107
Equity in Income of Joint Ventures	43,807	45,599	33,965
Operating Income	475,841	509,379	225,072
Other Income	77,367	45,781	5,205
	553,208	555,160	230,277
Interest Expense	89,489	74,146	62,124
Income before Federal Income Taxes	463,719	481,014	168,153
Provision/(Credit) for Federal Income Taxes	(1,110)	79,778	46,844
Net Income	$464,829	$401,236	$121,309
Weighted Average Number of Common SharesOutstanding:
Basic	39,444,059	39,113,040	34,725,247
Diluted	39,506,332	39,176,253	34,976,793
Per Share Amounts:
Basic net income	$11.78	$10.26	$3.49
Diluted net income	$11.77	$10.24	$3.47
Cash dividends declared and paid	$0.70	$0.70	$0.65

See notes to consolidated financial statements.

Overseas Shipholding Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In thousands for the year ended December 31,	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$464,829	$401,236	$121,309
Items included in net income not affecting cash flows:
Depreciation and amortization	152,311	100,088	90,010
Amortization of deferred gain on sale and leasebacks	(9,897)	(550)	(6,888)
Deferred compensation relating to restricted stock	1,364	425	—
Deferred compensation relating to stock option grants	720	—	226
Unrealized loss on write-down of marketable securities	—	—	4,756
Provision/(credit) for deferred federal income taxes	675	(53,619)	11,351
Undistributed earnings of joint ventures	(9,307)	(28,754)	(17,999)
Other—net	(10,856)	3,838	(7,853)
Items included in net income related to investing and financing activities:
Gain on sale of securities—net	(23,186)	(7,204)	(10,439)
(Gain)/loss on disposal of vessels	(42,905)	(29,222)	6,809
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	45,319	(84,471)	(4,534)
Increase/(decrease) in Federal income taxes payable	(96,435)	76,165	13,172
Net change in prepaid items and accounts payable, sundry liabilities and accrued expenses	(20,586)	18,893	30,830
Net cash provided by operating activities	452,046	396,825	230,750
Cash Flows from Investing Activities:
Proceeds from sales of marketable securities	—	—	34,674
Expenditures for vessels, including $9,339 in 2004 and $29,167 in 2003 related to vessels under construction	(5,166)	(59,439)	(87,007)
Payments for drydockings	(16,899)	(22,354)	(5,971)
Proceeds from disposal of vessels	858,142	99,082	151,143
Acquisitions of interests in joint ventures that own VLCCs	—	(2,292)	(10,362)
Acquisition of interest in joint venture that owned four V-Pluses	(69,047)	—	—
Acquisition of Stelmar Shipping Ltd., net of cash acquired of $107,911	(742,433)	—	—
Expenditures for other property	(12,257)	(2,349)	(1,579)
Investments in and advances to joint ventures	(9,495)	(214,403)	(60,090)
Distributions from joint ventures	20,853	1,988	6,612
Purchases of other investments	(847)	(669)	(919)
Proceeds from dispositions of other investments	23,271	10,042	27,581
Other—net	(863)	(781)	(1,744)
Net cash provided by/(used in) investing activities	45,259	(191,175)	52,338
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	—	115,513	—
Issuance of debt, net of issuance costs	781,268	158,730	194,849
Payments on debt and obligations under capital leases	(1,541,293)	(49,026)	(435,164)
Cash dividends paid	(27,615)	(27,532)	(22,686)
Issuance of common stock upon exercise of stock options	218	3,716	20,259
Other—net	(476)	(1,873)	(3,287)
Net cash provided by/(used in) financing activities	(787,898)	199,528	(246,029)
Net (decrease)/increase in cash and cash equivalents	(290,593)	405,178	37,059
Cash and cash equivalents at beginning of year	479,181	74,003	36,944
Cash and cash equivalents at end of year	$188,588	$479,181	$74,003

See notes to consolidated financial statements.

Overseas Shipholding Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

				Unearned			Accumulated
		Paid-in		Compensation			Other
	Common	Additional	Retained	Restricted	Treasury Stock		Comprehensive
Dollars in thousands	Stock	Capital	Earnings	Stock	Share	Amount	Income	Total
Balance at December 31, 2002	$39,591	$106,154	$731,201	$—	5,139,684	$(70,270)	$(22,527)	$784,149
Net Income			121,309					121,309
Cumulative Effect of Change in Accounting Principle, net of tax benefit of $902							(1,674)	(1,674)
Other Comprehensive Income/(Loss), net of tax:
Net unrealized holding gains onavailable-for-sale securities*							6,242	6,242
Effect of derivative instruments							5,334	5,334
Minimum pension liability							190	190
Comprehensive Income								131,401
Cash Dividends Declared and Paid			(22,686)					(22,686)
Deferred Compensation Related to Options Granted		226						226
Options Exercised and Employee Stock Purchase Plan		(1,557)			(1,454,358)	21,816		20,259
Tax Benefit Related to Options Exercised		3,726						3,726
Balance at December 31, 2003	39,591	108,549	829,824	—	3,685,326	(48,454)	(12,435)	917,075
Net Income			401,236					401,236
Other Comprehensive Income/(Loss), net of tax:
Net unrealized holding gains onavailable-for-sale securities*							7,335	7,335
Effect of derivative instruments							8,447	8,447
Minimum pension liability							(1,409)	(1,409)
Comprehensive Income								415,609
Cash Dividends Declared and Paid			(27,532)					(27,532)
Issuance of Common Stock	1,200	87,299			(2,000,000)	27,014		115,513
Issuance of Restricted Stock Award		1,148		(1,785)	(50,000)	637		—
Amortization of Restricted Stock Award				425				425
Options Exercised and Employee Stock Purchase Plan		492			(244,046)	3,224		3,716
Tax Benefit Related to Options Exercised		1,566						1,566
Balance at December 31, 2004	40,791	199,054	1,203,528	(1,360)	1,391,280	(17,579)	1,938	1,426,372
Reclassification upon adoption of FAS 123(R)		(1,360)		1,360				—
Net Income			464,829					464,829
Other Comprehensive Income/(Loss), net of tax:
Net unrealized holding gains onavailable-for-sale securities*							2,329	2,329
Effect of derivative instruments							6,352	6,352
Minimum pension liability							1,325	1,325
Comprehensive Income								474,835
Cash Dividends Declared and Paid			(27,615)					(27,615)
Deferred Compensation Related to Options Granted		720						720
Issuance of Restricted Stock Awards		(487)			(43,766)	487		—
Amortization of Restricted Stock Awards		1,364						1,364
Options Exercised and Employee Stock Purchase Plan		145			(5,796)	73		218
Tax Benefit Related to Options Exercised		134						134
Balance at December 31, 2005	$40,791	$199,570	$1,640,742	$—	1,341,718	$(17,019)	$11,944	$1,876,028

*                     For 2003, net of write-down of marketable securities of $385 and realized gains of $6,624 that were included in net income; for 2004, net of realized gains included in net income of $3,907; and for 2005, net of realized gains included in net income of $11,219.

See notes to consolidated financial statements.

Overseas Shipholding Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note A—Summary of Significant Accounting Policies:

1.                Basis of presentation and description of business—The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation, and its majority-owned subsidiaries (the “Company” or “OSG”). For the three years ended December 31, 2005, all subsidiaries were wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned joint ventures, in which the Company exercises significant influence, are accounted for by the equity method.

The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid and dry bulk cargoes in the international market and the U.S. Flag trades.

The consolidated balance sheet for 2004 and the consolidated statements of cash flows for 2004 and 2003 have been reclassified to conform to the 2005 presentation of certain items.

2.                Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

3.                Marketable securities—The Company’s investments in marketable securities are classified as available for sale and are carried at fair value. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income within shareholders’ equity.

The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Staff Accounting Bulletin No. 59, “Noncurrent Marketable Equity Securities.”  Accordingly, if a material decline in the fair value below the Company’s cost basis is determined to be other than temporary, a noncash impairment loss is recorded as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for more than six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis.

4.                Inventories—Inventories, which consist of fuel, are stated at cost determined on a first-in, first-out basis.

5.                Vessels, deferred drydocking expenditures and other property—Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis, using a vessel life of 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. Accumulated depreciation was $374,389,000 and $462,661,000 at December 31, 2005 and 2004, respectively.

Other property, including leasehold improvements, are recorded at cost and amortized substantially on the straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to seven years.

Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $3,885,000 in 2005, $201,000 in 2004 and $3,987,000 in 2003.

Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. Expenditures for maintenance and repairs are expensed when incurred. Amortization of capitalized drydock expenditures, which is included in depreciation and amortization in the consolidated statements of operations, amounted to $11,735,000 in 2005, $9,899,000 in 2004 and $10,810,000 in 2003.

6.                Vessels under capital leases—The Company charters in one International Flag Handysize Product Carrier and two U.S. Flag vessels that it accounts for as capital leases. Amortization of capital leases is computed by the straight-line method over five years for the Handysize Product Carrier and 22 years for the U.S. Flag vessels (25 years with respect to the charters-in of two other U.S. Flag vessels that terminated in 2003), representing the terms of the leases (see Note N1). Accumulated amortization was $71,242,000 and $64,441,000 at December 31, 2005 and 2004, respectively.

7.                Impairment of long-lived assets—The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The amount of an impairment charge, if any, would be determined using discounted cash flows.

8.                Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Deferred finance charges of $13,429,000 and $13,203,000 are included in other assets at December 31, 2005 and 2004, respectively. Amortization amounted to $4,498,000 in 2005, $2,757,000 in 2004 and $2,865,000 in 2003.

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

Under voyage charters, expenses such as fuel, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time and bareboat charters, such voyage costs are paid by the Company’s customers. For voyage charters, time charter equivalent revenues represent shipping revenues less voyage expenses. For time and bareboat charters, time charter equivalent revenues represent shipping revenues less brokerage commissions, if applicable, which are included in voyage expenses.

For the Company’s vessels operating in the Tankers International LLC (“Tankers International”) pool, the Aframax International pool, Panamax International Ltd. and formerly, in the Dry Bulk Carrier pool, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent basis in accordance with an agreed-upon formula.

Ship operating expenses exclude voyage expenses. Vessel expenses include crew costs, vessel stores and supplies, lubricating oils, maintenance and repairs, insurance and communication costs.

10.         Derivatives—Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through income. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of an ineffective hedge will be immediately recognized in earnings.

The Company uses derivatives to reduce market risks associated with its operations. The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company also uses forward freight agreements from time-to-time in order to reduce its exposure to the spot charter market for specified trade routes by creating synthetic time charters for the terms of the agreements. The forward freight agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates. Forward freight agreements that meet the 80% effectiveness threshold required by FAS 133 are accounted for as effective cash flow hedges. For interest rate swaps, the Company assumes no ineffectiveness since each interest rate swap either meets the conditions required under FAS 133 to apply the short-cut method or the critical terms method in the case of prepayable debt such as borrowings under the Company’s long-term revolving credit facilities. Accordingly, no gains or losses have been recorded in income relative to the Company’s interest rate swaps that qualify as hedges. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt.

11.         Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B—Changes in Accounting Principle:

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation requires the consolidation of special purpose entities by the company that is deemed to be the primary beneficiary of such entities. This represents a significant change from the prior rules, which required consolidation by the entity with voting control; and, according to which OSG accounted for its 1999 sale-leaseback transaction of U.S. Flag Crude Tankers as an off-balance-sheet financing. On July 1, 2003, the Company consolidated the special purpose entity (“Alaskan Equity Trust”) that owned these vessels and held the associated bank debt used to purchase them because, under the provisions of FIN 46, the Company is considered to be the primary beneficiary of Alaskan Equity Trust. The vessels were recorded in the consolidated balance sheet based on their carryover bases, that is, as if FIN 46 had been effective at the time of the 1999 sale-leaseback. OSG did not issue any repayment or residual-value guaranties. Therefore, OSG was not exposed to any loss as a result of its involvement with Alaskan Equity Trust. The cumulative effect of this change in accounting principle on the Company’s consolidated balance sheet as of July 1, 2003 was to increase total assets by $25,079,000 (principally to reflect the reconsolidation of the vessels), to increase liabilities by $26,753,000 (principally to reflect debt of Alaskan Equity Trust of $45,034,000 partially offset by the elimination of the unamortized balance of the deferred gain on the 1999 sale-leaseback of $21,141,000) and to reduce shareholders’ equity by $1,674,000 (to reflect the fair value of Alaskan Equity Trust’s floating-to-fixed interest rate swaps included in accumulated other comprehensive income). The cumulative effect of such accounting change on net income was insignificant.

As of December 31, 2005, the Company had three stock-based compensation plans under which options have been granted. The Company’s stock-based compensation plans are more fully described in Note L.  On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“FAS 123(R)”), “Share-Based Payment,” amending Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requiring that all share-based payments to employees be recognized in the financial statements at fair value.

Prior to January 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations, as permitted by FAS 123. Generally, no stock-based employee compensation cost was recognized in the consolidated statements of operations because options granted under those plans had an exercise price equal to the market value of the stock on the date of grant. Effective January 1, 2005, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

The following table presents the effects on net income and net income per share as if the Company had not applied the fair value recognition provisions of FAS 123(R) and continued to account for stock-based compensation under APB 25 for 2005.

In thousands, except per share amounts, for the year ended December 31, 2005
Net income, as reported	$464,829
Add: Total stock-based compensation expense recognized under fair value
based method for all awards, net of tax of $250	465
Pro forma net income	$465,294
Per share amounts:
Basic—as reported	$11.78
Basic—pro forma	$11.80
Diluted—as reported	$11.77
Diluted—pro forma	$11.78

The following table presents the effects on net income and net income per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation for 2004 and 2003.

In thousands, except per share amounts for the year ended, December 31,	2004	2003
Net income, as reported	$401,236	$121,309
Deduct: Total stock-based compensation expense determined under
fair value based method for all awards, net of tax	(354)	(158)
Pro forma net income	$400,882	$121,151
Per share amounts:
Basic—as reported	$10.26	$3.49
Basic—pro forma	$10.25	$3.49
Diluted—as reported	$10.24	$3.47
Diluted—pro forma	$10.23	$3.46

Note C—Acquisition of Stelmar Shipping Ltd.:

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

The following table summarizes the fair value of Stelmar’s assets and liabilities at the date of the acquisition (in thousands):

Assets:
Current assets, including receivables	$159,045
Vessels	1,257,573
Vessels under capital leases	8,280
Other assets	2,627
Total assets acquired	1,427,525
Liabilities:
Current liabilities, including current installments of long-term debt	101,625
Long-term debt	467,604
Obligations under capital lease	6,662
Other liabilities	1,290
Total liabilities assumed	577,181
Net assets acquired (cash consideration)	$850,344

The following pro forma financial information reflects the results for 2005 and 2004, of the Stelmar acquisition as if it had occurred on January 1, 2004, after giving effect to purchase accounting adjustments:

In thousands, except per share amounts, for the year ended December 31,	2005	2004
Pro forma time charter equivalent revenues	$979,737	$1,032,275
Pro forma net income	472,079	453,805
Pro forma per share amounts:
Basic	$11.97	$11.60
Diluted	$11.95	$11.58

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2004. These results do not reflect any synergies that might be achieved from the combined operations.

Note D—Business and Segment Reporting:

The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in both the international market and the U.S. Flag trades through the ownership and operation of a diversified fleet of bulk cargo vessels. The bulk shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Rates in each market segment are determined by a variety of factors affecting the supply and demand for vessels to move cargoes in the trades for which they are suited. Bulk vessels are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company charters its vessels to commercial shippers and U.S. and foreign governments and governmental agencies primarily on voyage charters and on time and bareboat charters, which are longer term (see Note N2).

Following the acquisition of Stelmar, the Company revised its reportable segments. The Company now has three reportable segments: International Flag Crude Tankers, International Handysize Product Carriers, and U.S. Flag vessels.  Segment information as of December 31, 2004 and 2003 and for the years then ended have been reclassified to conform to the current presentation. Segment results are evaluated based on income from vessel operations before general and administrative expenses. The Company uses time charter equivalent revenues to make decisions regarding the deployment and use of its vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for the three years ended December 31, 2005 follows:

	International Flag
In thousands	Crude Tankers	Product Carriers	Other	U.S. Flag	Totals
2005
Shipping revenues	$693,490	$193,895	$21,061	$91,857	$1,000,303
Time charter equivalent revenues	683,551	171,100	25,902	81,109	961,662
Depreciation and amortization	96,863	32,552	3,582	19,314	152,311
Income from vessel operations	410,837	65,385	4,925	30,554	511,701	*
Equity in income of joint ventures	36,010	—	(269)	8,066	43,807
Gain on disposal of vessels	35,447	—	—	7,458	42,905
Investments in joint ventures at December 31, 2005	167,498	—	94,290	7,869	269,657
Total assets at December 31, 2005	1,964,986	646,332	95,527	89,042	2,795,887
Expenditures for vessels	2,142	175	—	2,849	5,166
Payments for drydockings	7,701	7,184	—	2,014	16,899
2004
Shipping revenues	670,353	30,523	25,998	83,961	810,835
Time charter equivalent revenues	665,645	25,159	25,014	73,763	789,581
Depreciation and amortization	74,642	5,029	2,055	18,362	100,088
Income from vessel operations	474,198	11,642	2,052	27,881	515,773	*
Equity in income of joint ventures	38,487	—	15	7,097	45,599
Gain on disposal of vessels	26,357	—	(36)	2,901	29,222
Investments in joint ventures at December 31, 2004	130,018	—	90,652	7,031	227,701
Total assets at December 31, 2004	1,616,988	44,555	92,209	110,515	1,864,267
Expenditures for vessels	16,182	245	—	43,012	59,439
Payments for drydockings	17,832	1,783	—	2,739	22,354
2003
Shipping revenues	324,496	23,123	21,985	84,516	454,120
Time charter equivalent revenues	315,179	19,213	21,888	74,856	431,136
Depreciation and amortization	63,554	4,184	5,570	16,702	90,010
Income from vessel operations	185,183	6,920	11,378	27,294	230,775	*
Equity in income of joint ventures	26,318	—	63	7,584	33,965
Loss on disposal of vessels	(854)	—	(5,964)	9	(6,809)
Investments in joint ventures at December 31, 2003	175,958	—	436	7,437	183,831
Total assets at December 31, 2003	1,490,291	42,540	3,832	85,044	1,621,707
Expenditures for vessels	86,292	606	—	109	87,007
Payments for drydockings	1,103	2,634	—	2,234	5,971

*                    Segment totals for income from vessel operations are before general and administrative expenses.

For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

The three Handysize Product Carriers that were reflagged under the U.S. Flag in late 2005 have been included in the International Flag Handysize Product Carriers segment since these vessels continue to trade primarily in the international market.

The International Flag Crude Tankers segment includes two Panamaxes in 2004 and four in 2003. The joint venture that is constructing four LNG Carriers is included in the Other International Flag segment along with two Capesize Dry Bulk Carriers.

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31,	2005	2004	2003
Total assets of all segments	$2,795,887	$1,864,267	$1,621,707
Corporate cash and securities,
including Capital Construction Fund	484,714	747,595	321,436
Other unallocated amounts	68,079	68,936	57,543
Consolidated total assets	$3,348,680	$2,680,798	$2,000,686

Certain additional information about the Company’s operations for the three years ended December 31, 2005 follows:

In thousands	Consolidated	International Flag*		U.S. Flag
2005
Shipping revenues	$1,000,303	$908,446		$91,857
Total vessels, deferred drydock and other property
at December 31, 2005	2,344,553	2,144,261	**	200,292
2004
Shipping revenues	810,835	726,874		83,961
Total vessels, deferred drydock and other property
at December 31, 2004	1,489,512	1,385,612	**	103,900
2003
Shipping revenues	454,120	369,604		84,516
Total vessels, deferred drydock and other property
at December 31, 2003	1,384,524	1,305,214	**	79,310

*                    Principally Marshall Islands as of December 31, 2005.

**             Includes three Handysize Product Carriers that were reflagged under the U.S. Flag of $109,830 (2005), vessel held for sale of $9,744 (2004) and vessels under construction of $36,202 (2003).

See Note K for information relating to taxation of income and undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

Note E—Vessels and Other Property:

Vessels and other property consist of the following:

In thousands at December 31,	2005	2004
Vessels, at cost	$2,643,114	$1,874,614
Other property, at cost	29,254	15,040
	2,672,368	1,889,654
Accumulated depreciation and amortization	(383,887)	(469,893)
	$2,288,481	$1,419,761

Note F—Joint Ventures, Equity Method Investments and Pooling Arrangements:

As of December 31, 2005, the Company is a partner in one joint venture that owns seven International Flag vessels (three VLCCs and four Aframaxes) and one joint venture that has four LNG Carriers under construction. In addition, the Company is a partner in Panamax International Ltd. (see discussion below), a commercial management arrangement, which is structured as a joint venture.

Alaska Tanker Company

In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company, LLC (“ATC”) to manage the vessels carrying Alaskan crude oil for BP. ATC, which is owned 37.5% by OSG, 37.5% by Keystone and 25% by BP, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable, if certain conditions are met, by BP to ATC. In the second quarter of 1999, the charters for five of the Company’s U.S. Flag Crude Tankers (all of which have subsequently been sold by the owner), which were previously time chartered to BP, were converted to bareboat charters to ATC, with guaranties from BP, to employ the vessels through their OPA 90 retirement dates. In August 1999, the Company sold these five vessels and leased them back as part of an off-balance-sheet financing. The cost of leasing back these vessels from Alaskan Equity Trust was included in time and bareboat charter hire expense. The gain on the sale-leaseback transaction was deferred and, until June 30, 2003, was being amortized over the leaseback period as a reduction in time and bareboat charter hire expense in the consolidated statements of operations. The unamortized balance of such deferred gain as of June 30, 2003 was eliminated in connection with the consolidation of Alaskan Equity Trust (see Note B). Alaskan Equity Trust was dissolved after the sale of the last of the Company’s U.S. Flag Crude Tankers in the fourth quarter of 2005.

Revenue from the bareboat charters of these vessels to ATC was included in time and bareboat charter revenue. The Company accounts for its 37.5% interest in ATC according to the equity method.

Tankers International Pool (“Tankers International”)

In December 1999, the Company and other leading tanker companies established Tankers International to pool their VLCC fleets. Tankers, which commenced operations in February 2000, commercially managed a fleet of 47 modern VLCCs and V-Pluses as of December 31, 2005. Tankers was formed to meet the global transportation requirements of international oil companies and other major customers. As of December 31, 2005, all of the Company’s VLCCs and V-Pluses, including six chartered-in VLCCs in which the Company has an average participation interest of 38%, participate in the Tankers pool.

Aframax International Pool (“Aframax International”)

Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. The pool commercially managed a fleet of 36 modern Aframaxes as of December 31, 2005, which generally trade in the Atlantic Basin, North Sea and the Mediterranean. As of December 31, 2005, all but one of the Company’s Aframaxes, including two chartered-in Aframaxes in which the Company has a 50% participation interest, trade in this pool. The one Aframax not currently trading in Aframax International is expected to join the pool in early 2006, upon the expiration of its time charter.

Panamax International Ltd. (“Panamax International”)

Panamax International (formerly Stelcape Limited), in which the Company has a 50% interest, was formed in April 2004 to commercially manage the Panamax fleets of its two partners. As of December 31, 2005, Panamax International managed a fleet of 13 modern Panamaxes. Nine of the Company’s Panamaxes, including four that are on time charter to the Company’s partner, participate in Panamax International.

The Company accounts for Panamax International in a manner similar to the pools in which OSG participates. Distributions from Panamax International represent allocations of its time charter equivalent revenues and are included in pool revenues. Amounts due from Panamax International represent the Company’s share of Panamax International’s net receivables and are included in unbilled voyage receivables. Accordingly, Panamax International has not been included in the condensed summaries of assets and liabilities, and of operations of the equity method investments presented below.

Capesize Bulk Carrier Pool

During the first quarter of 2000, the Company and other major vessel owners agreed to pool their Capesize Dry Bulk Carriers. The Company’s two International Flag Dry Bulk Carriers were withdrawn from such pool in early 2004 upon commencement of three-year time charters.

Double Hull Tankers, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering. In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. Such sale reduced the Company’s interest in DHT to 44.5%. As of December 31, 2005, the carrying amount of the investment in DHT was $164,530,000 (market value—$175,839,000). OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel. The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement (see Note N1). Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such management agreements are cancelable by DHT upon 90 days notice.

The technical management fees earned by the Company, as well as the costs incurred in performing the required services under the management agreements, are included in vessel expenses. A summary of amounts recognized in 2005 follows (in thousands):

Technical management fees earned	$2,807
Costs incurred in performing the required services	(2,132)
$675

OSG booked a gain on the sale and charter back of these vessels of $232,159,000 in the fourth quarter of 2005. The gain was deferred for accounting purposes and will be recognized as a reduction of time charter hire expense over the initial charter periods.

VLCC Joint Ventures

In 2000, the Company acquired a 30% interest in a joint venture that purchased the Front Tobago, a 1993-built VLCC, for approximately $37 million, which immediately began participating in the Tankers International pool. The vessel’s acquisition was financed by the joint venture through long-term bank financing and subordinated partner loans. The outstanding balance of the long-term bank financing was repaid in December 2004. The joint venture sold the Front Tobago in December 2005 and recognized a gain of $9,446,000.

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

In June 2001, the Company agreed to acquire a 33.33% interest in joint ventures formed to purchase six new VLCCs. The number of vessels to be purchased was reduced to five in August 2001. Three vessels were delivered to the joint ventures in the third quarter of 2001. The remaining two were delivered to the joint ventures upon completion of their construction in February and July 2002. The total purchase price for the vessels of $399 million and the joint ventures’ then remaining commitments under the construction contracts for two of those vessels were financed by the joint ventures through long-term bank financing and subordinated partner loans. In 2003, the Company completed transactions with its partners to restructure the relative ownership interests in the five joint-venture companies. These transactions, which increased OSG’s overall joint-venture interest by the equivalent of one third of a vessel, were effective as of July 1, 2003. In one transaction, the Company, jointly with one partner, acquired the remaining partner’s 33.33% interest in the joint venture companies owning the Ariake and Sakura I for cash of approximately $20,000,000, thereby increasing the Company’s share in such joint ventures to 49.889%. In a second transaction, the Company exchanged its 33.33% interest in the Ichiban with one partner for a portion of that partner’s interest in the Tanabe and Hakata, thereby increasing the Company’s interest in these joint ventures to 49.889%. The outstanding balance of the long-term bank financing for the Tanabe and Hakata was repaid in December 2003 using funds received from the partners.

In February 2004, the Company completed a transaction covering six joint-venture companies (including the vessel companies in the above paragraph), each of which owned a VLCC. This transaction provided for an exchange of joint-venture interests and cash of approximately $2,300,000 paid by the Company resulting in the Company owning 100% of the Dundee, Sakura I and Tanabe, and the joint venture partner owning 100% of the Edinburgh, Ariake and Hakata. The results of the Dundee, Sakura I and Tanabe are included in the International Flag Crude Tankers segment from the effective date of the transaction. In connection with the transaction, the Company advanced $34,447,000, representing its share of the amounts required to repay the combined bank debt of such joint ventures.

Through April 2003, the Company had a 50% interest in a joint venture with a major oil company that owned two VLCCs that were operating on long-term charters, one to OSG (which vessel has been time chartered to the major oil company) and one to such major oil company. In April 2003, OSG acquired its partner’s 50% interest in the joint venture, resulting in such vessels becoming 100% owned. Accordingly, the results of these two vessels are included in the consolidated statements of operations from the effective date of the transaction. The acquisition was accomplished through the joint venture’s redemption of the Company’s partner’s shares in exchange for one of the venture’s two vessel owning subsidiaries, followed by OSG’s purchase from the partner of such vessel for $56,500,000. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the joint venture recognized a loss on disposal of $5,132,000 based on the excess of the carrying amount of the vessel transferred to OSG’s former partner over its fair value.

V-Plus Joint Venture

In April 2004, the Company formed a joint venture with a Tankers International pool partner to acquire four 442,000 dwt V-Pluses, three built in 2002 and one built in 2003, which were delivered in July 2004. OSG had a 49.9% interest in this joint venture. The total purchase price for these vessels of $448,000,000 was financed by the joint venture through a long-term bank loan of $290,000,000 and subordinated partner loans and capital contributions. On June 1, 2005, a subsidiary of OSG acquired its partner’s 50.1% interest in this joint venture for cash of approximately $69,000,000, then sold two of the four V-Pluses to the former joint venture partner, recognizing a gain of $3,808,000, in exchange for cash of approximately $168,548,000, which is net of the repayment of subordinated partner loans. Accordingly, the results of the two remaining V-Pluses are included in the consolidated statements of operations from the effective date of the transaction.

Aframax Joint Venture

In May 2000, the Company invested $1,500,000 for a 50% interest in a joint venture that bareboat chartered in the Compass I, a 1992-built Aframax, which was accounted for as a capital lease by the joint venture. In May 2002, such joint venture exercised a purchase option and acquired the vessel. The purchase price of approximately $13,000,000 was financed through capital contributions from the partners. In January 2003, the joint venture borrowed $15,375,000, the proceeds of which were used to repay the capital contributions received from the shareholders. In April 2005, this joint venture sold the Compass I and recognized a gain of $11,349,000.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of December 31, 2005, representing its share of working capital ($10,000)  and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). The aggregate unpaid costs of $726,500,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022. As of December 31, 2005, the joint venture has recorded an asset of $44,000 for the fair value of these swaps.

A condensed summary of the combined assets and liabilities of the equity method investments, excluding Panamax International, follows:

In thousands at December 31,	2005	2004
Current assets	$96,195	$130,690
Vessels, net	523,045	662,924
Other assets	12,523	3,958
Total assets	$631,763	$797,572
Current installments of long-term debt	$—	$17,207
Other current liabilities	47,469	47,798
Total current liabilities	47,469	65,005
Long-term debt	281,403	279,862
Subordinated loans due to the joint venture partners	—	170,324
Equity*	302,891	282,381
Total liabilities and equity	$631,763	$797,572

*                    Includes undistributed earnings of $12,046 (2005) and $95,147 (2004).

As of December 31, 2005, the joint ventures in which the Company participate had total bank debt outstanding of $281,403,000, all of which was non recourse to the Company. The Company’s percentage interest in the joint ventures with bank debt ranged from 44.5% to 49.9%.

A condensed summary of the results of operations of the equity method investments, excluding Panamax International, follows:

In thousands for the year ended December 31,	2005	2004	2003
Time charter equivalent revenues	$252,127	$271,387	$294,130
Ship operating expenses	(167,443)	(162,257)	(196,275)
Gain/(loss) on vessel disposals	20,795	—	(5,132)
Income from vessel operations	105,479	109,130	92,723
Other income	546	401	250
Interest expense*	(9,496)	(8,132)	(18,111)
Net income	$96,529	$101,399	$74,862

*                    Includes interest on subordinated loans payable to the joint venture partners of $2,725 (2005), $3,427 (2004) and $9,840 (2003). The Company’s share of such interest is eliminated in recording the results of the joint ventures by the equity method.

Note G—Investments in Marketable Securities and Capital Construction Fund:

Based on a number of factors, including the magnitude of the drop in market values below the Company’s cost bases and length of time that the declines had been sustained, management concluded that declines in fair value of certain securities with an aggregate cost basis of $16,187,000 in 2003, were other than temporary. Accordingly, during 2003, the Company recorded an impairment loss aggregating $4,756,000 in the accompanying consolidated statement of operations.

Certain information concerning the Company’s marketable securities, all of which are accounted for as available-for-sale securities, follows:

				Approximate
				market value
		Gross unrealized		and carrying
In thousands at December 31,	Cost	Gains	Losses	amount
2005
Capital Construction Fund:
U.S. Treasury securities and obligations of U.S. government agencies	$28,602	$724	$37	$29,289
Mortgage-backed securities	40,973	93	171	40,895
Other debt securities	55,423	262	357	55,328
Total debt securities	124,998	1,079	565	125,512
Equity securities	60,873	27,595	990	87,478
Mutual funds	91,598	1,061	3,196	89,463
Cash and cash equivalents	2,004	—	—	2,004
Accrued payables, net—principally unsettled purchases	(8,331)	—	—	(8,331)
Total Capital Construction Fund	$271,142	$29,735	$4,751	$296,126

At February 23, 2006 the aggregate market value of the above marketable securities was approximately $304,709,000 compared with a market value of $302,453,000 as of December 31, 2005.

				Approximate
		Gross unrealized		market value and
In thousands at December 31,	Cost	Gains	Losses	carrying amount
2004
Capital Construction Fund:
U.S. Treasury securities and obligations of U.S. government agencies	$47,414	$689	$71	$48,032
Mortgage-backed securities	24,185	183	18	24,350
Other debt securities	24,475	667	131	25,011
Total debt securities	96,074	1,539	220	97,393
Equity securities	44,298	20,080	—	64,378
Cash and cash equivalents	106,643	—	—	106,643
Total Capital Construction Fund	$247,015	$21,619	$220	$268,414

The cost and approximate market value of debt securities held by the Company as of December 31, 2005, by contractual maturity (except for mortgage-backed securities, which do not have a single maturity date), follow:

In thousands	Cost	Approximate market value
Due in one year or less	$17,123	$17,047
Due after one year through five years	28,543	28,381
Due after five years through ten years	16,511	16,581
Due after ten years	21,848	22,608
	84,025	84,617
Mortgage-backed securities	40,973	40,895
	$124,998	$125,512

The following table shows the Capital Construction Fund’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2005.

	Less than 12 months		More than 12 months		Total
In thousands	Market value	Unrealized losses	Market value	Unrealized losses	Market value	Unrealized losses
U.S. Treasury securities and obligations of U.S. government agencies	$6,075	$37	$—	$—	$6,075	$37
Mortgage-backed securities	24,937	171	—	—	24,937	171
Other debt securities	32,720	357	—	—	32,720	357
Total debt securities	63,732	565	—	—	63,732	565
Equity securities	18,292	990	—	—	18,292	990
Mutual Funds	53,659	3,196	—	—	53,659	3,196
Total temporarily impaired securities	$135,683	$4,751	$—	$—	$135,683	$4,751

Note H—Derivatives and Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—The   carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

Investment securities—The fair value for marketable securities is based on quoted market prices or dealer quotes.

Debt, including capital lease obligations—The carrying amounts of the borrowings under the revolving credit agreements and the other floating rate loans approximate their fair value. The fair values of the Company’s fixed rate debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

Interest rate swaps—The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Forward freight agreements—The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date.

The estimated fair values of the Company’s financial instruments, other than derivatives, follow:

In thousands at December 31,	Carrying amount 2005	Fair value 2005	Carrying amount 2004	Fair value 2004
Financial assets (liabilities)
Cash and cash equivalents	$188,588	$188,588	$479,181	$479,181
Capital Construction Fund—See Note G	296,126	296,126	268,414	268,414
Debt, including capital lease obligations	(992,689)	(1,010,696)	(935,936)	(953,639)

During the third quarter of 2005, the Company terminated a floating-to-fixed interest rate swap with a notional amount of $87,000,000, in connection with the prepayment of the underlying debt. Accordingly, the Company recorded a loss in other income in the accompanying statement of operations of $1,471,000 related to such swap termination.

During the third quarter of 2004, the Company transferred a loss of $339,000 from accumulated other comprehensive income to other income in the accompanying statement of operations for an interest rate swap maturing in July 2005 with a notional amount of $8,750,000 that no longer qualified as an effective cash flow hedge because the underlying debt was repaid.

As of December 31, 2005, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $273,788,000, pursuant to which it pays fixed rates ranging from 4.6% to 5.4% and receives floating rates based on the London interbank offered rate (“LIBOR”) (approximately 4.5% at December 31, 2005). These agreements contain no leverage features and have various final maturity dates ranging from July 2006 to August 2014. As of December 31, 2005, the Company has recorded a liability in other liabilities of $1,733,000 related to the fair values of all of these swaps.

Note I—Accounts Payable, Sundry Liabilities and Accrued Expenses:

Accounts payable, sundry liabilities and accrued expenses follows:

In thousands at December 31,	2005	2004
Accounts payable	$1,429	$3,960
Payroll and benefits	15,456	12,658
Interest	17,244	16,118
Due to owners on chartered in vessels	13,258	12,991
Estimated acquisition costs—Stelmar	—	6,300
Termination of vessel purchase options and amounts held in escrow	7,963	5,500
Reserve for settlement of Department of Justice investigation—Note R	10,000	6,000
Charter revenues received in advance	13,710	3,102
Insurance	1,460	1,203
Other	24,653	12,215
	$105,173	$80,047

Note J—Debt:

Debt consists of the following:

In thousands at December 31,	2005	2004
Unsecured revolving credit facilities	$199,000	$199,000
7.50% notes due 2024	150,000	150,000
8.75% debentures due 2013, net of unamortized discount of $108
and $122	84,867	84,853
8.25% notes due 2013	200,000	200,000
Floating rate secured term loans, due through 2017	268,902	205,599
5.29% secured term loan, due through 2014	40,909	43,939
Other	—	5,099
	943,678	888,490
Less current portion	20,066	25,024
Long-term portion	$923,612	$863,466

The weighted average effective interest rates for debt outstanding at December 31, 2005 and 2004 were 6.6% and 7.0%, respectively. Such rates take into consideration related interest rate swaps.

In January 2005, the Company concluded two debt agreements aggregating $675,000,000. The proceeds from these borrowings were used to fund the acquisition of Stelmar and refinance its debt. One of the agreements is a $500,000,000 seven-year unsecured revolving credit agreement. Borrowings under this facility bear interest at a rate based on LIBOR, and the terms, conditions, and financial covenants contained therein are comparable to those contained in the Company’s existing long-term facilities. The other agreement is a $175,000,000 term loan secured by five of Stelmar’s Handysize Product Carriers. The secured loan has a term of twelve years and bears interest at a rate based on LIBOR. The principal is repayable in 23 equal semi-annual payments of $5,303,000 and a final balloon payment of $53,030,000 due January 2017.

In July 2005, the Company repaid an outstanding secured term loan of $87,000,000 with funds obtained under its long-term unsecured revolving credit facilities.

In February 2004, the Company issued $150,000,000 principal amount of senior unsecured notes pursuant to a Form S-3 shelf registration filed January 13, 2004. The notes, which are due in February 2024 and may not be redeemed prior to maturity, have a coupon of 7.5%. The Company received proceeds of $146,605,000, after deducting expenses.

In July and November 2004, the Company concluded two seven-year unsecured revolving credit facilities aggregating $255,000,000. Borrowings under both of the facilities bear interest at a rate based on LIBOR plus a margin. In December 2004, the Company reduced the amount available under the facility maturing in December 2006 to $200,000,000 from $350,000,000.

In August 2004, the Company amended one of its floating rate secured term loans. The amendment extended its maturity date by two years to 2016, reduced the required principal payments by approximately $390,000 per annum, and added a $20,000,000 short-term credit facility.

As of December 31, 2005, the Company had unsecured long-term credit facilities aggregating $1,285,000,000, of which $1,086,000,000 was unused. In addition, the Company had two short-term credit facilities aggregating $65,000,000, all of which was unused at December 31, 2005.

In February 2006, the Company entered into a $1.5 billion seven-year unsecured revolving credit agreement (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million) with a group of banks. Borrowings under this facility bear interest at a rate based on LIBOR. The terms, conditions and financial covenants contained therein are generally more favorable than those contained in the Company’s existing long-term facilities. In connection with entering into this agreement, the Company agreed to terminate all of its unsecured revolving credit facilities (long-term of $1,285,000,000 and short-term of $45,000,000).

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of December 31, 2005, approximately 18.7% of the net book amount of the Company’s vessels, representing ten International Flag tankers is pledged as collateral under certain debt agreements.

The aggregate annual principal payments required to be made on debt are as follows:

In thousands at December 31, 2005
2006	$20,066
2007	20,066
2008	20,066
2009	20,066
2010	20,066
Thereafter	843,348
$943,678

The February 2006 refinancing of the Company’s unsecured revolving credit facilities had no impact on the repayment of debt shown in above table.

Interest paid, excluding capitalized interest, amounted to $88,363,000 in 2005, $70,539,000 in 2004 and $57,271,000 in 2003.

Note K—Taxes:

From January 1, 1987 through December 31, 2004, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) have been subject to U.S. income taxation in the year earned and may therefore be distributed to the U.S. parent without further tax. Income of foreign shipping companies earned from January 1, 1976 through December 31, 1986 (“Deferred Income”) was excluded from U.S. income taxation to the extent that such income was reinvested in foreign shipping operations. Foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. parent. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. If, during any determination period, there is a reduction of qualified investments in foreign shipping operations, Deferred Income, limited to the amount of such reduction, would become subject to tax.

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2005 and no provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2005. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of December 31, 2005, because the Company intends to indefinitely reinvest such earnings ($80,161,000 at December 31, 2005). The unrecognized deferred U.S. income taxes attributable thereto approximated $28,100,000.

As of December 31, 2004, the Company had accumulated $77,423,000 of net deferred tax liabilities attributable to expected future U.S. income taxes on the shipping income of its foreign shipping subsidiaries. Because of the enactment of the Jobs Creation Act and because foreign shipping income will be permanently reinvested, the Company no longer expected that these deferred tax liabilities would be paid. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company reduced its deferred tax liabilities by $77,423,000 with a corresponding reduction in income tax expense in the fourth quarter of 2004.

As of December 31, 2005, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $1,160,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $405,000,000.

As discussed above, earnings of OSG’s foreign shipping subsidiaries from January 1, 1987 through December 31, 2004, were subject to U.S. income taxes and, therefore, may be distributed to the U.S. parent without further tax. As of December 31, 2005, the Company had accumulated in excess of $800,000,000 of undistributed previously taxed earnings that can be repatriated without incurring any additional U.S. income taxes.

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

The significant components of the Company’s deferred tax liabilities and assets follow:

In thousands at December 31,	2005	2004
Deferred tax liabilities:
Excess of tax over book depreciation—net	$14,756	$20,787
Tax benefits related to the Capital Construction Fund	93,215	83,708
Costs capitalized and amortized for book, expensed for tax	3,923	3,022
Other—net	1,824	4,453
Total deferred tax liabilities	113,718	111,970
Deferred tax assets:
Other comprehensive income—Note M	463	6,446
Total deferred tax assets	463	6,446
Net deferred tax liabilities	113,255	105,524
Current portion of net deferred tax liabilities	—	100
Long-term portion of net deferred tax liabilities	$113,255	$105,424

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

The components of income before federal income taxes follow:

In thousands for the year ended December 31,	2005	2004	2003
Foreign	$452,888	$505,860	$202,760
Domestic	10,831	(24,846)	(34,607)
	$463,719	$481,014	$168,153

Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The components of the provision for federal income taxes follow:

In thousands for the year ended December 31,	2005	2004		2003
Current	$(1,785)	$133,397		$35,493
Deferred	675	(53,619	)*	11,351
	$(1,110)	$79,778		$46,844

*                    Reflects a $77,423 reduction in deferred tax liabilities recorded on enactment of the Jobs Creation Act.

Actual income taxes paid amounted to $94,510,000 in 2005 (of which $91,100,000 related to 2004), $55,214,000 in 2004 (of which $11,040,000 related to 2003) and $18,377,000 in 2003 (all of which related to 2003). An income tax refund of $1,199,000, related to the carryback of capital losses arising in 2003, was received in 2004.

Reconciliations of the actual federal income tax rate attributable to pretax income and the U.S. statutory income tax rate follow:

For the year ended December 31,	2005	2004	2003
Actual federal income tax provision/(credit) rate	(0.3%)	16.6%	28.1%
Adjustments due to:
Dividends received deduction	—	—	0.1%
Income not subject to U.S. income taxes	35.0%	2.1%	4.9%
Other	0.3%	—	0.3%
Reversal of deferred tax liabilities	—	16.1%	—
Valuation allowance	—	0.2%	1.6%
U.S. statutory income tax provision rate	35.0%	35.0%	35.0%

Note L—Capital Stock and Stock Compensation:

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

Activity with respect to restricted common stock and restricted stock units is summarized as follows:

Nonvested Shares Outstanding at December 31, 2003	—
Granted	50,000
Vested	—
Forfeited	—
Nonvested Shares Outstanding at December 31, 2004	50,000
Granted	55,758
Vested ($35.70 to $52.40 per share)	(13,717)
Forfeited	(1,992)
Nonvested Shares Outstanding at December 31, 2005	90,049

In January 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,513,000, after deducting expenses.

In April 2004, the Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”) subject to approval by the shareholders, which approval was received in June. The 2004 Plan enables the Company to grant stock-based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors. Options covering 53,876 shares are outstanding with exercise prices ranging from $52.40 to $62.32 per share (the market prices at dates of grant). A total of 2,556,410 shares of the Company’s stock may be issued or used as the basis for awards under the 2004 Plan as of December 31, 2005. No further stock options may be granted under the Company’s 1998 stock option plan and the 1999 non-employee director stock option plan.

Options covering 121,581 shares are outstanding under the 1998 stock option plan with exercise prices ranging from $13.81 to $35.70 per share (the market prices at dates of grant). Options granted under the 1998 stock option plan vest and become exercisable over a three-year period and expire ten years from the date of grant.

Options covering 78,000 shares are outstanding under the 1999 non-employee director stock option plan with exercise prices ranging from $13.31 to $59.69 per share (the market prices at dates of grant). The plan provided for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vest and become exercisable over a three-year period; annual options vest and become exercisable one year from the date of the grant. All options expire ten years from the date of grant.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2002	1,739,676
Granted	21,169
Forfeited	(4,569)
Exercised ($12.50 to $19.50 per share)	(1,440,146)
Options Outstanding at December 31, 2003	316,130
Granted	116,500
Forfeited	—
Exercised ($13.31 to $29.67 per share)	(239,049)
Options Outstanding at December 31, 2004	193,581
Granted	61,896
Forfeited	(520)
Exercised ($13.31 to $13.81 per share)	(1,500)
Options Outstanding at December 31, 2005	253,457
Options Exercisable at December 31, 2005	119,648

The weighted average remaining contractual life of the outstanding stock options at December 31, 2005 was 7.4 years. The range of exercise prices of the stock options outstanding at December 31, 2005 was $13.31 to $62.32 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2005 and 2004 were $36.04 and $29.84 per share, respectively. The aggregate intrinsic values of the options outstanding and exercisable at December 31, 2005 were $3,923,000 and $2,763,000, respectively.

Effective from January 1, 2005 the Company follows FAS 123(R) and related Interpretations in accounting for its stock options. Prior to January 1, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB 25 and related Interpretations. The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003: risk free interest rates of 4.3%, 3.9% and 3.1%, dividend yields of 1.3%, 1.9% and 3.4%, expected stock price volatility factors of .36, .39 and .39, and expected lives of 6.0 years. The weighted average grant-date fair values of options granted in 2005, 2004 and 2003 were $20.42, $13.25 and $5.59, respectively. The total intrinsic value of options exercised amounted to $73,000 in 2005, $4,595,000 in 2004 and $15,310,000 in 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

As of December 31, 2005, there was $3,888,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years.

In October 1998, the Board of Directors adopted a Stockholder Rights Plan and declared a rights distribution under the plan of one common stock purchase right on each outstanding share of common stock of the Company. The rights plan is designed to guard against attempts to take over the Company for a price that does not reflect the Company’s full value or that are conducted in a manner or on terms not approved by the Board of Directors as being in the best interests of the Company and the stockholders. The rights are preventative in nature and were not distributed in response to any known attempt to acquire control of the Company.

Note M—Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, in the consolidated balance sheets follow:

In thousands at December 31,	2005	2004
Unrealized gains on available-for-sale securities	$16,238	$13,909
Unrealized losses on derivative instruments	(1,435)	(7,787)
Minimum pension liability	(2,859)	(4,184)
	$11,944	$1,938

At December 31, 2005, the Company expects that it will reclassify $907,000 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt.

The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

In thousands for the year ended December 31,	2005	2004
Reclassification adjustments for (gains)/losses included in net income, net:
Interest expense	$5,357	$10,552
Change in unrealized loss on derivative instruments	995	(2,105)
	$6,352	$8,447

The income tax expense/(benefit) allocated to each component of other comprehensive income follows:

In thousands for the year ended December 31,	2005	2004	2003
Unrealized gains on available-for-sale securities	$7,295	$4,617	$2,559
Unrealized losses on derivative instruments	2,354	(1,133)	(3,179)
Minimum pension liability	2,066	(759)	414
Reclassification adjustments included in net income:
Write-down of marketable securities	—	934	4,371
Gains on sale of securities	(6,041)	(1,601)	(3,566)
Losses on derivative instruments	1,563	5,682	5,149
	$7,237	$7,740	$5,748

Note N—Leases:

1.                Charters-in:

As of December 31, 2005, the Company had commitments to charter-in 54 vessels. Fifty-one of such charter-ins are accounted for as operating leases, of which 28 are bareboat charters and 23 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

Dollars in thousands at December 31, 2005	Amount	Operating Days
2006	$50,184	6,547
2007	62,219	6,790
2008	77,437	7,005
2009	82,716	5,242
2010	89,300	4,233
Thereafter	310,037	13,755
Net minimum lease payments	$671,893	43,572

Time Charters-in:

Dollars in thousands at December 31, 2005	Amount	Operating Days
2006	$123,706	4,886
2007	132,602	5,630
2008	134,872	5,810
2009	125,409	5,370
2010	117,355	4,977
Thereafter	193,321	10,441
Net minimum lease payments	$827,265	37,114

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under three bareboat charters-in that are classified as capital leases are as follows:

In thousands at December 31, 2005
2006	$11,882
2007	11,882
2008	11,888
2009	10,808
2010	9,692
Thereafter	7,295
Net minimum lease payments	63,447
Less amount representing interest	(14,436)
Present value of net minimum lease payments	$49,011

In November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005, for four of its Handysize Product Carriers, which bareboat charters are classified as operating leases. The aggregate gain on the transaction of approximately $9,900,000, which is recorded in other liabilities, is being amortized over the term of each lease, ranging from 42 to 48 months, as a reduction of charter hire expenses. The lease agreements contain no renewal or purchase options.

In June 2005, OSG signed agreements for the bareboat charters of ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. (“APSI”). Following construction, APSI will sell the vessels to leasing subsidiaries of American Shipping Corporation (“ASC”), an affiliate of APSI, which will bareboat charter the vessels to subsidiaries of OSG for initial terms of five and seven years, with OSG having extension options for the life of the vessels. The bareboat charterers of the vessels will, in turn, time charter the vessels to an entity owned jointly by a subsidiary of OSG and an affiliate of ASC. The vessels are scheduled to be delivered between 2006 and 2010. The bareboat charters will commence upon delivery of the vessels.

In July 2005, two Panamaxes (Overseas Polys and Overseas Cleliamar) were sold and chartered back for terms of 50 months. The bareboat charters are classified as operating leases.

In October 2005, OSG signed an agreement to time charter-in four 51,000 dwt International Flag Product Carriers, each for a period of ten years. The vessels, two of which are already under construction, are each scheduled for delivery to OSG between September 2006 and June 2007.

During 2004, the Company entered into the following charter-in arrangements in conjunction with other pool members covering ten vessels (seven VLCCs and three Aframaxes), which leases are classified as operating leases:

•       a 40% participation interest in the five-year time charters of two newbuilding VLCCs, which commenced upon their delivery from shipyards in 2004 and 2005. These charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters;

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

•       a 50% participation interest in the five-year time charters of two 1998 built Aframaxes; and

•       a 75% participation interest in the one-year time charter of a 2003-built Aframax.

All but one of the above vessels are commercially managed by pools in which the Company participates.

In June 2003, the Company entered into a sale-leaseback agreement for one VLCC (Meridian Lion), which lease is classified as an operating lease. The gain on the sale was deferred and is being amortized over the eight-year term of the lease. The lease agreement contains no renewal or purchase options.

In December 2003, the Company entered into sale-leaseback agreements for its two International Flag Dry Bulk Carriers (Chrismir and Matilde), which leases are classified as operating  leases. The aggregate loss on the sales of $5,965,000 has been included in other income. The lease agreements have seven-year terms and contain certain renewal and purchase options.

The 25-year bareboat charter-ins, which were classified as capital leases, on the Company’s two U.S. Flag Dry Bulk Carriers (Overseas Marilyn and Overseas Harriette) expired in November 2003. Such charters were extended for three years for the Overseas Harriette and one year for the Overseas Marilyn. These charter extensions, which are classified as operating leases, provided for additional renewal options. In accordance therewith, the Company exercised a renewal option in 2004 extending the bareboat charter-in of the Overseas Marilyn for three additional years. Such charter now expires in November 2007.

The total rental expense for charters accounted for as operating leases amounted to $120,301,000 in 2005, $66,799,000 in 2004 and $21,550,000 in 2003.

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and bareboat charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at December 31, 2005	Amount	Revenue Days
2006	$235,412	11,332
2007	138,583	7,275
2008	112,995	5,147
2009	86,690	3,249
2010	47,699	1,077
Thereafter	124,734	2,701
Net minimum lease payments	$746,113	30,781

Future minimum revenues do not include the Company’s share of time charters entered into by the pools in which it participates. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

In April 2004, the Company acquired two U.S. Flag Product Carriers, built in 1982 and 1983, for cash of $40,500,000. Both vessels were operating on bareboat charters when acquired, which extended to December 2009 and provide options for early termination and extension. In October 2004, the Company entered into an agreement with the charterer of one of such vessels to convert the bareboat charter to a time charter for the balance of the charter period. The agreement also provided for profit sharing with the charterer when rates earned on third party voyages exceeded the base rate, as defined in the agreement. In December 2005, the Company agreed to pay $2,485,000 to acquire the charterer’s option to purchase this vessel, terminating the agreement. Such payment was capitalized as a vessel addition.

In November 2004, the Company entered into an agreement with the charterer of the Eclipse, the effect of which was to convert the bareboat charter to a time charter for the balance of the charter period with profit sharing between the Company and the charterer when rates earned on third-party voyages exceeded a base rate. Because the initial settlement period for calculating profit sharing did not end until March 2005, the Company did not recognize any revenues above the base rate in 2004. The Company also agreed to pay $5,500,000 to acquire the charterer’s option to purchase the vessel for $15,800,000 in June 2005, the end of the charter period. Such payment was capitalized as a vessel addition. The vessel was subsequently sold by the Company in 2005.

Charters on four vessels provide for profit sharing between the Company and the charterer when rates earned exceed a base rate defined in the agreements. Certain of such agreements provide that profit sharing be determined annually on the anniversary of delivery of the vessels onto the charters. Therefore, the Company’s share, if any, will not be recognized until the charter anniversary date. Agreements on two of the four vessels also provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values. As of December 31, 2005, the charterer has exercised its purchase option for one of the two vessels.

3. Office space:

The future minimum commitments under lease obligations for office space are as follows:

In thousands at December 31, 2005
2006	$3,776
2007	3,816
2008	3,826
2009	3,837
2010	3,867
Thereafter	35,407
Net minimum lease payments	$54,529

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $4,823,000 in 2005, $1,569,000 in 2004 and $2,023,000 in 2003.

Note O—Pension and Other Postretirement Benefit Plans:

The Company is the sponsor of a noncontributory defined benefit pension plan covering substantially all of its domestic shore-based employees hired prior to January 1, 2005. Retirement benefits are based primarily on years of service and compensation earned during the last years of employment. The Company’s policy is to fund pension costs as accrued, but not in excess of amounts allowable under income tax regulations. The Company has an unfunded, nonqualified supplemental pension plan covering certain employees, that provides for additional benefits, primarily those benefits that would otherwise have been payable to such employees under the Company’s pension plan in the absence of limitations imposed by income tax regulations.

In October 2005, the Company’s Board of Directors approved the termination, effective December 31, 2005, of (i) the qualified defined benefit pension plan covering its domestic shore-based employees, and (ii) the unfunded, nonqualified supplemental defined benefit pension plan with respect to members in active service. Concurrently, the Company amended its existing 401(k) employee savings plan and adopted an unfunded, nonqualified supplemental defined contribution plan to provide for increased levels of employer contributions, or hypothetical contributions with respect to the unqualified plan, commencing in 2006. In connection with the termination of these defined benefit plans, the Company recorded a charge to earnings of $4,706,000 in the fourth quarter of 2005 and expects to record an additional charge to earnings of approximately $2,000,000 at the time of the final settlement of the obligations under the above defined benefits plans in accordance with the provisions of Statement of Financial Accounting Standards No. 88, “Employers Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“FAS 88”). The Company expects such final settlement to occur in late 2006 or early 2007.

The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents. The health care plan is contributory, and the life insurance plan is noncontributory. In general, postretirement medical coverage is provided to employees hired prior to January 1, 2005 who retire and have met minimum age and service requirements under a formula related to total years of service. The Company will no longer provide prescription drug coverage to its retirees or their beneficiaries, other than licensed deck officers, who are over age 65 after 2005. Generally, the resulting savings under the retiree medical plan will be shared equally by the Company and those employees and their beneficiaries currently over age 65 and will be shared in proportion to the current cost-sharing provisions for those employees and their beneficiaries not yet age 65. These changes have been reflected in the determination of the accumulated benefit obligation as of December 31, 2005 and 2004, and the net periodic postretirement benefit cost for 2005. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the health care benefits at any time.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position.

Information with respect to the domestic plans, for which the Company uses a December 31 measurement date, follow:

	Pension benefits		Other benefits
In thousands	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$37,184	$43,679	$4,670	$4,493
Cost of benefits earned (service cost)	1,631	1,479	85	81
Interest cost on benefit obligation	2,114	2,015	214	294
Amendments	—	1,042	(999)	—
Actuarial losses/(gains)	2,698	6,005	(563)	75
Benefits paid	(2,594)	(2,492)	(235)	(273)
Terminations, curtailments, settlements and other similar events	(23,996)	(14,544)	—	—
Benefit obligation at year end	17,037	37,184	3,172	4,670
Change in plan assets:
Fair value of plan assets at beginning of year	29,954	26,898	—	—
Actual return on plan assets	6,077	5,472	—	—
Benefits paid	(15,142)	(2,416)	—	—
Fair value of plan assets at year end	20,889	29,954	—	—
Funded status at December 31 (unfunded)	3,852	(7,230)	(3,172)	(4,670)
Unrecognized prior-service costs (benefit)	—	1,641	(1,708)	(951)
Unrecognized net actuarial loss	2,490	7,269	434	1,038
Unrecognized transition obligation	—	—	147	167
Additional minimum liability	(535)	(5,275)	—	—
Net asset/(liability) recognized at year end	$5,807	$(3,595)	$(4,299)	$(4,416)

The net asset/(liability) recognized in each of the balance sheets consist of the following:

	Pension benefits		Other benefits
In thousands at December 31,	2005	2004	2005	2004
Prepaid benefit costs	$7,154	$7,162	$—	$—
Accrued benefit costs	(812)	(6,760)	(4,299)	(4,416)
Intangible assets	—	1,278	—	—
Accumulated other comprehensive income/(loss)	(535)	(5,275)	—	—
Net asset/(liability) recognized	$5,807	$(3,595)	$(4,299)	$(4,416)

The accumulated benefit obligation for the Company’s defined benefit pension plans covering domestic shore-based employees was $17,037,000 and $34,811,000 at December 31, 2005 and 2004, respectively.

Information for domestic pension plans with accumulated benefit obligations in excess of plan assets, which, for the Company, is its nonqualified supplemental pension plan follows:

In thousands at December 31,	2005	2004
Projected benefit obligation	$1,347	$11,831
Accumulated benefit obligation	1,347	10,757
Fair value of plan assets	—	—

In thousands for the year ended	Pension benefits			Other benefits
December 31,	2005	2004	2003	2005	2004	2003
Components of expense:
Cost of benefits earned	$1,631	$1,479	$1,338	$85	$81	$48
Interest cost on benefit obligation	2,114	2,015	3,029	214	294	237
Expected return on plan assets	(2,485)	(2,205)	(1,972)	—	—	—
Amortization of prior-service costs	158	1,072	1,127	(242)	(154)	(154)
Amortization of transition obligation	—	—	—	20	20	20
Recognized net actuarial loss	236	219	613	41	43	(1)
Net periodic benefit cost	1,654	2,580	4,135	118	284	150
Loss on terminations, curtailments, settlements and other similar events	6,901	4,077	—	—	—	—
Net periodic benefit cost after terminations, curtailments, settlements and other similar events	$8,555	$6,657	$4,135	$118	$284	$150

The change in the minimum pension liability for the Company’s domestic plans included in other comprehensive income/(loss) amounted to decreases of $3,081,000 in 2005, $178,000 in 2004 and $190,000 in 2003.

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits			Other benefits
At December 31,	2005		2004	2005	2004
Discount rate	4.7	%*	6.2%	6.4%	6.2%
Rate of future compensation increases	3.9%		3.9%	—	—

*                    Applicable to members of the qualified pension plan in active service. The rate applicable to former employees is 6.4%.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2005	2004	2003	2005	2004	2003
Discount rate	6.2%	6.7%	7.4%	6.2%	6.7%	7.4%
Expected (long-term) return on plan assets	8.75%	8.75%	8.75%	—	—	—
Rate of future compensation increases	3.9%	3.9%	3.9%	—	—	—

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 11% for 2006, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands	1% increase	1% decrease
Effect on total of service and interest cost components in 2005	$34	$(28)
Effect on postretirement benefit obligation as of December 31, 2005	$241	$(209)

Expected benefit payments are as follows:

In thousands	Pension benefits		Other benefits
2006	$16,471	*	$181
2007	71		188
2008	71		195
2009	71		203
2010	70		208
Years 2011—2015	316		1,144
	$17,070		$2,119

*                    Includes $16,400 related to the final benefit disbursement from the qualified plan. There is a possibility that such payment will not be made until 2007.

The expected (long-term) rate of return on plan assets was the weighted average of the returns, determined by category of plan assets, using the current and expected future allocation of plan assets, and assuming active asset management as opposed to investment in passive investment funds. The rate of return assumption for each category of plan assets was based on historical average returns achieved.

The Company’s pension plan weighted-average asset allocations at December 31, 2005 and 2004 by asset category, follow:

	2005	2004
Asset category:
Equity securities	85%	83%
Debt securities	14%	16%
Cash and cash equivalents	1%	1%
	100%	100%

The Company’s investment strategy is to balance capital preservation and return through investment in a diversified portfolio of high-quality debt and equity securities. The Company has hired professional investment advisors to manage the portfolio in accordance with this strategy and our investment policy of maintaining a mix of between 75% and 80% equity securities and between 20% and 25% debt securities. The allocation is rebalanced quarterly after considering anticipated benefit payments.

There was no required contribution to the Company’s defined benefit pension plan for the 2005 plan year.

The Company also has a 401(k) employee savings plan covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions will include both employer contributions made regardless of employee contributions and  matching contributions to the plan. All contributions to the plan are at the discretion of the Company.

Certain subsidiaries make contributions jointly managed (Company and union) multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multi-employer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 2005. Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2005.

Note P—Other Income:

Other income consists of:

In thousands for the year ended December 31,	2005	2004	2003
Investment income:
Interest	$11,221	$9,686	$5,134
Dividends	3,255	928	824
Gains on sale of securities and other investments (based on first-in, first-out method)	23,186	7,204	10,439
Write-down of marketable securities— See Note G	—	—	(4,756)
	37,662	17,818	11,641
Gain/(loss) on disposal of vessels—net	42,905	29,222	(6,809)
Loss on derivative transactions	(1,336)	(340)	—
Miscellaneous—net	(1,864)	(919)	373
	$77,367	$45,781	$5,205

Gains on sale of securities and other investments are net of losses of $2,102,000 (2005), $2,674,000 (2004) and $1,895,000 (2003).

During the three years ended December 31, 2005, the Company sold seven vessels in 2005 (two Panamaxes, one Aframax, one Suezmax and three U.S. Flag Crude Tankers), three vessels in 2004 (two VLCCs and one U.S. Flag Crude Tanker) and four vessels in 2003 (two Panamaxes and two International Flag Dry Bulk Carriers). In addition, during 2005 and 2003 the Company sold and chartered back 13 vessels in 2005 (three VLCCs, four Aframaxes, two Panamaxes and four International Flag Handysize Product Carriers) and one VLCC in 2003 for which the results of the sales were deferred for accounting purposes.

Note Q—Agreements with Executive Officers:

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

OSG had severance protection agreements with four executive officers, which provided that if the named executive was terminated (other than for “cause,” as defined, or becoming “disabled”) in or prior to July 2005, such executive would continue to receive base salary and other benefits for a period of two years after the date of such termination. The Company entered into an agreement dated January 31, 2005 with one of its senior officers in connection with his retirement, effective January 31, 2005. The agreement provided for payments aggregating approximately $1,150,000 to be made to such senior officer in accordance with his severance protection agreement. Accordingly, the Company recognized this expense in the first quarter of 2005. The severance protection agreement also provided for the payment of the senior officer’s unfunded, nonqualified pension plan obligation in the first quarter of 2005. At the time such payment of approximately $3,098,000 was made, the Company recognized, as a charge to earnings, a settlement loss of $1,318,000.

The Company entered into an agreement effective August 30, 2005 with one of its senior officers in connection with his early retirement. The agreement provides for payments aggregating approximately $850,000 to be made to such senior officer. Accordingly, the Company recognized an expense of $850,000 in the third quarter of 2005. The agreement also provided for the payment of the senior officer’s unfunded, nonqualified pension plan obligation in the fourth quarter of 2005. At the time such payment of approximately $2,401,000 was made, the Company recognized as a charge to earnings, a settlement loss of $877,000.

Note R—Legal Matters:

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s International Flag Product Carrier, the Uranus, and the Company’s handling of waste oils and maintenance of books and records related thereto. The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before grand juries. In 2004 and the first quarter of 2005, the Company made a total provision of $10 million (including $4 million in the first quarter of 2005) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation. The Company has been cooperating with the investigation, including self-reporting to the government beginning in the second half of 2005 of possible additional violations of applicable environmental laws. Currently, management cannot reasonably estimate a range of such fines and contributions, which fines and contributions could be higher than the amount accrued. Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved.

The Company has incurred costs of approximately $5,021,000 in 2005, $1,759,000 in 2004 and $862,000 in 2003 in connection with the above investigation. Such costs have been included in general and administrative expenses in the accompanying consolidated statements of operations. In the opinion of management any liability as a result of the U.S. investigation will likely not be material to the Company’s business or financial condition.

Note S—Supplemental Schedule of Noncash Investing Activities:

In 2005, the Company acquired in partner’s interest in one joint venture in exchange for cash of $69,047,000, as follows:

Fair value of assets received	$168,029,000
Cost of investment in joint venture	(98,982,000)
Cash paid	$69,047,000

In 2004, the Company exchanged its interest in three joint ventures for its partner’s interest in three other joint ventures. In conjunction with the exchange, the Company paid cash of $2,292,000 to its partner, as follows:

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

In 2003, the Company acquired its partner’s interest in one joint venture through the joint venture’s redemption of its partner’s shares in exchange for one of the venture’s two vessel owning subsidiaries, as follows:

Fair value of assets received	$66,321,000
Cost of investments in joint ventures	(66,321,000)

Note T—2005 and 2004 Quarterly Results of Operations (Unaudited):

Results of Operations for Quarter Ended (in thousands, except per share amounts)	March 31,	June 30,	Sept. 30,	Dec. 31,
2005
Shipping revenues	$275,407	$238,384	$203,203	$283,309
Income from vessel operations	145,206	102,698	72,001	112,129
Gain on disposal of vessels—net	12,902	13,174	10,869	5,960
Net income	$164,919	$114,161	$72,065	$113,684
Basic net income per share	$4.18	$2.89	$1.83	$2.88
Diluted net income per share	$4.18	$2.89	$1.82	$2.88
2004
Shipping revenues	$194,131	$164,221	$171,953	$280,530
Income from vessel operations	117,868	83,078	91,711	171,123
Gain on disposal of vessels—net	2,863	29	12,584	13,746
Net income	$76,188	$45,404	$68,521	$211,123	*
Basic net income per share	$1.99	$1.15	$1.74	$5.36
Diluted net income per share	$1.98	$1.15	$1.74	$5.35

*                    Reflects a $77,423 reduction in deferred tax liabilities recorded on enactment of the Jobs Creation Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” on July 1, 2003 and Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” on January 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OSG’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006, expressed an unqualified opinion thereon.

New York, New York
February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS

To the Shareholders
Overseas Shipholding Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Overseas Shipholding Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overseas Shipholding Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Overseas Shipholding Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Overseas Shipholding Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2005, and our report dated February 23, 2006 expressed an unqualified opinion.

New York, New York
February 23, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROLS
OVER FINANCIAL REPORTING

To the Shareholders
Overseas Shipholding Group, Inc.

In accordance with the Public Company Accounting Oversight Board’s Standard No. 2, the management of Overseas Shipholding Group, Inc. and its subsidiaries (the “Company”) is responsible for the establishment and maintenance of adequate internal controls over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management has performed an assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005 based on the provisions of  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal controls over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Ernst & Young LLP, the Company’s independent registered public accounting firm, who audited the financial statements included in the Annual Report, has audited and reported on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005 as stated in their report which appears elsewhere in this Annual Report.

Date: February 23, 2006

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

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of December 31, 2005 in timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005.

(b)           Management’s report on internal controls over financial reporting.

Management’s report on internal controls over financial reporting, which appears on page [83] of this Annual Report, is incorporated herein by reference.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 14 below. Information with respect to executive officers of the Company is included at the end of Part I. The Company has adopted a code of ethics that applies to all of its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer, controller and any person performing similar functions) and employees. The Company makes its code of ethics available free of charge through its internet website, www.osg.comwww.osg.com.

ITEM 11.   EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2005 with respect to the Company’s equity (stock) compensation plans, all of which have been approved by the Company’s shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	253,457	$36.03	2,649,207 *

*                    Consists of 2,556,410 shares eligible to be granted under the Company’s 2004 stock incentive plan and 92,797 shares eligible to be purchased pursuant to the Company’s 2000 Employee Stock Purchase Plan.

See also Item 14 below.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 14 below.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2005 and 2004.
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm on Internal Controls.
(a)(2)	Schedules of the Company have been omitted since they are not applicable or are not required.
(a)(3)	The following exhibits are included in response to Item 15(c):
3(i)	Certificate of Incorporation of the registrant, as amended to date (filed as Exhibit 3(i) to the registrant’s Annual Report on Form 10-K for 1998 and incorporated herein by reference).
3(ii)	By-Laws of the registrant, as amended to date (filed as Exhibit 3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(a)

Rights Agreement dated as of October 20, 1998 between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, with the form of Right Certificate attached as Exhibit A thereto and the Summary of Rights to Purchase Shares attached as Exhibit B thereto (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form 8-A filed November 9, 1998 and incorporated herein by reference).

4(b)(1)

Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed as Exhibit 4(b)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(b)(2)

Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(b)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(b)(3)

Form of 8 3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(b)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(c)

Credit Agreement dated December 12, 2001 among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4(d) to the registrant’s Annual Report on Form 10-K for 2001 and incorporated herein by reference).

4(d)	Amendment dated January 22, 2002 to the Credit Agreement listed at Exhibit 4(c) (filed as Exhibit 4(e) to the registrant’s Annual Report on Form 10-K for 2001 and incorporated herein by reference).
4(e)(1)

Indenture dated as of March 7, 2003 between the registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the registrant from time to time (filed as Exhibit 4(e)(1) to the registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4(e)(2)

Resolutions dated as of February 27, 2003 fixing the terms of a series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(e)(2) to the registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

4(e)(3)

Form of 8.250% Senior Notes due March 15, 2013 of the registrant (filed as Exhibit 4(e)(3) to the registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

4(e)(4)	Form of Debt Security of the registrant (filed as Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).
4(e)(5)

Credit Agreement dated as of January 14, 2005, among the registrant, OSG Bulk Ships, Inc. and OSG International, Inc., as joint and several borrowers, the banks and financial institutions identified on Schedule I thereto, as lenders, and DnB NOR BANK ASA, as administrative agent (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 14, 2005).

**4(e)(6)

Credit Agreement dated as February 9, 2006, among the registrant, OSG Bulk Ships, Inc., OSG International, Inc., various lenders, DnB NOR Bank ASA, New York Branch (“DnB”), as administrative agent, HSBC Securities (USA) Inc. (“HSBC”), as documentation agent, Citigroup Global Markets Limited (“Citigroup”) and Nordea Bank Finland, Plc, New York branch (“Nordea”), as bookrunners, and Citigroup, DnB, HSBC and Nordea as lead arrangers.

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
10(i)(c)

Time Charter Party relating to the Overseas Ann dated October 6, 2005 between DHT Ann VLCC Corp. and Ann Tanker Corporation (filed as Exhibit 10.3.1 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(d)

Time Charter Party relating to the Overseas Chris dated October 6, 2005 between DHT Chris VLCC Corp. and Chris Tanker Corporation (filed as Exhibit 10.3.2 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference.

10(i)(e)

Time Charter Party relating to the Regal Unity dated October 6, 2005 between DHT Regal Unity VLCC Corp. and Regal Unity Tanker Corporation (filed as Exhibit 10.3.3 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(f)

Time Charter Party relating to the Overseas Cathy dated October 6, 2005 between DHT Cathy Aframax Corp. and Cathy Tanker Corporation (filed as Exhibit 10.3.4 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(g)

Time Charter Party relating to the Overseas Sophie dated October 6, 2005 between DHT Sophie Aframax Corp. and Sophie Tanker Corporation (filed as Exhibit 10.3.5 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(h)

Time Charter Party relating to the Rebecca dated October 6, 2005 between Rebecca Aframax Corp. and Rebecca Tanker Corporation (filed as Exhibit 10.3.6 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(i)

Time Charter Party relating to the Ania dated October 6, 2005 between DHT Ania Aframax Corp. and Ania Aframax Corporation (filed as Exhibit 10.3.7 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(j)

Charter Framework Agreement dated October 6, 2005 between Double Hull Tankers, Inc., OSG International, Inc. and each of the Owners and Charterers named therein (filed as Exhibit 10.5 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

*10(iii)(a)

Basic Supplemental Executive Retirement Plan of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(a) to the registrant’s Annual Report on Form 10-K for 2002 and incorporated herein by reference).

*10(iii)(b)

Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(b) to the registrant’s Annual Report on Form 10-K for 2002 and incorporated herein by reference).

*10(iii)(c)

1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

*10(iii)(d)

Amendment to the 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

*10(iii)(e)	1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant’s Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(f)

Amendment Number 1 effective as of January 1, 2003 to the Basic Supplemental Executive Retirement Plan of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(r) to the registrant’s Annual Report on Form 10-K for 2002 and incorporated herein by reference).

*10(iii)(g)

Amendment Number 1 effective as of January 1, 2003 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(s) to the registrant’s Annual Report on Form 10-K for 2002 and incorporated herein by reference).

*10(iii)(h)	Agreement dated January 19, 2004 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant’s Annual Report on Form 10-K for 2003 and incorporated herein by reference).
*10(iii)(i)

Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

*10(iii)(j)	2004 Stock Incentive Plan of the registrant (filed as Appendix A to the registrant’s Proxy Statement filed with the SEC on April 28, 2004 and incorporated herein by reference).
*10(iii)(k)

Amendment No. 1 to the 1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

*10(iii)(l)	Amendment Number 2 effective as of January 1, 2005 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002.
*10(iii)(m)	Amendment Number 3 effective as of January 1, 2005 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2005.
*10(iii)(n)

Summary of equity compensation program for non-employee directors under the registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference).

*10(iii)(o)	Agreement dated as of January 1, 2006 with an executive officer (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 20, 2006 and incorporated herein by reference).
*10(iii)(p)	Agreement dated as of January 1, 2006 with an executive officer (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 20, 2006 and incorporated herein by reference).
*10(iii)(q)	Agreement dated as of January 1, 2006 with an executive officer (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 20, 2006 and incorporated herein by reference).

*10(iii)(r)

Severance Protection Plan of the registrant effective January 1, 2006 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(s)

Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(t)

Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(u)

Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(v)**	Agreement dated January 20, 2005 with an executive officer.
*10(iii)(w)**	Agreement dated August 12, 2004 and amended as of January 20, 2005 with an executive officer.
**12	Computation of Ratio of Earnings to Fixed Charges.
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Registered Public Accounting Firm of the registrant.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)            The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)            The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2006
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

Name	Date
/s/ MORTEN ARNTZEN	February 28, 2006
Morten Arntzen, Principal
Executive Officer and Director
/s/ MYLES R. ITKIN	February 28, 2006
Myles R. Itkin, Principal
Financial Officer and
Principal Accounting Officer
/s/ G. ALLEN ANDREAS, III	February 28, 2006
G. Allen Andreas, III, Director
/s/ ALAN R. BATKIN	February 28, 2006
Alan R. Batkin, Director
/s/ THOMAS B. COLEMAN	February 28, 2006
Thomas B. Coleman, Director
/s/ CHARLES FRIBOURG	February 28 2006
Charles Fribourg, Director
/s/ STANLEY KOMAROFF	February 28, 2006
Stanley Komaroff, Director

/s/ SOLOMON N. MERKIN	February 28, 2006
Solomon N. Merkin, Director
/s/ JOEL I. PICKET	February 28, 2006
Joel I. Picket, Director
/s/ ARIEL RECANATI	February 28, 2006
Ariel Recanati, Director
/s/ OUDI RECANATI	February 28, 2006
Oudi Recanati, Director
/s/ THOMAS F. ROBARDS	February 28, 2006
Thomas F. Robards, Director
/s/ MICHAEL J. ZIMMERMAN	February 28, 2006
Michael J. Zimmerman, Director

EXHIBIT INDEX

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2005 and 2004.
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm on Internal Controls.
(a)(2)	Schedules of the Company have been omitted since they are not applicable or are not required.
(a)(3)	The following exhibits are included in response to Item 15(c):
3(i)	Certificate of Incorporation of the registrant, as amended to date (filed as Exhibit 3(i) to the registrant’s Annual Report on Form 10-K for 1998 and incorporated herein by reference).
3(ii)	By-Laws of the registrant, as amended to date (filed as Exhibit 3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(a)

Rights Agreement dated as of October 20, 1998 between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, with the form of Right Certificate attached as Exhibit A thereto and the Summary of Rights to Purchase Shares attached as Exhibit B thereto (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form 8-A filed November 9, 1998 and incorporated herein by reference).

4(b)(1)

Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed as Exhibit 4(b)(1) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(b)(2)

Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(b)(2) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(b)(3)

Form of 8 3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(b)(3) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(c)

Credit Agreement dated December 12, 2001 among the registrant, two subsidiaries of the registrant and certain banks (filed as Exhibit 4(d) to the registrant’s Annual Report on Form 10-K for 2001 and incorporated herein by reference).

4(d)	Amendment dated January 22, 2002 to the Credit Agreement listed at Exhibit 4(c) (filed as Exhibit 4(e) to the registrant’s Annual Report on Form 10-K for 2001 and incorporated herein by reference).
4(e)(1)

Indenture dated as of March 7, 2003 between the registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the registrant from time to time (filed as Exhibit 4(e)(1) to the registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4(e)(2)

Resolutions dated as of February 27, 2003 fixing the terms of a series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(e)(2) to the registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

4(e)(3)

Form of 8.250% Senior Notes due March 15, 2013 of the registrant (filed as Exhibit 4(e)(3) to the registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

4(e)(4)	Form of Debt Security of the registrant (filed as Exhibit 4.4 to the registrant’s Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).
4(e)(5)

Credit Agreement dated as of January 14, 2005, among the registrant, OSG Bulk Ships, Inc. and OSG International, Inc., as joint and several borrowers, the banks and financial institutions identified on Schedule I thereto, as lenders, and DnB NOR BANK ASA, as administrative agent (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 14, 2005).

**4(e)(6)

Credit Agreement dated as February 9, 2006, among the registrant, OSG Bulk Ships, Inc., OSG International, Inc., various lenders, DnB NOR Bank ASA, New York Branch (“DnB”), as administrative agent, HSBC Securities (USA) Inc. (“HSBC”), as documentation agent, Citigroup Global Markets Limited (“Citigroup”) and Nordea Bank Finland, Plc, New York branch (“Nordea”), as bookrunners, and Citigroup, DnB, HSBC and Nordea as lead arrangers.

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
10(i)(c)

Time Charter Party relating to the Overseas Ann dated October 6, 2005 between DHT Ann VLCC Corp. and Ann Tanker Corporation (filed as Exhibit 10.3.1 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(d)

Time Charter Party relating to the Overseas Chris dated October 6, 2005 between DHT Chris VLCC Corp. and Chris Tanker Corporation (filed as Exhibit 10.3.2 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference.

10(i)(e)

Time Charter Party relating to the Regal Unity dated October 6, 2005 between DHT Regal Unity VLCC Corp. and Regal Unity Tanker Corporation (filed as Exhibit 10.3.3 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(f)

Time Charter Party relating to the Overseas Cathy dated October 6, 2005 between DHT Cathy Aframax Corp. and Cathy Tanker Corporation (filed as Exhibit 10.3.4 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(g)

Time Charter Party relating to the Overseas Sophie dated October 6, 2005 between DHT Sophie Aframax Corp. and Sophie Tanker Corporation (filed as Exhibit 10.3.5 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(h)

Time Charter Party relating to the Rebecca dated October 6, 2005 between Rebecca Aframax Corp. and Rebecca Tanker Corporation (filed as Exhibit 10.3.6 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(i)

Time Charter Party relating to the Ania dated October 6, 2005 between DHT Ania Aframax Corp. and Ania Aframax Corporation (filed as Exhibit 10.3.7 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

10(i)(j)

Charter Framework Agreement dated October 6, 2005 between Double Hull Tankers, Inc., OSG International, Inc. and each of the Owners and Charterers named therein (filed as Exhibit 10.5 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

*10(iii)(a)

Basic Supplemental Executive Retirement Plan of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(a) to the registrant’s Annual Report on Form 10-K for 2002 and incorporated herein by reference).

*10(iii)(b)

Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(b) to the registrant’s Annual Report on Form 10-K for 2002 and incorporated herein by reference).

*10(iii)(c)

1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

*10(iii)(d)

Amendment to the 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

*10(iii)(e)	1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant’s Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(f)

Amendment Number 1 effective as of January 1, 2003 to the Basic Supplemental Executive Retirement Plan of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(r) to the registrant’s Annual Report on Form 10-K for 2002 and incorporated herein by reference).

*10(iii)(g)

Amendment Number 1 effective as of January 1, 2003 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002 (filed as Exhibit 10(iii)(s) to the registrant’s Annual Report on Form 10-K for 2002 and incorporated herein by reference).

* 10(iii)(h)	Agreement dated January 19, 2004 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant’s Annual Report on Form 10-K for 2003 and incorporated herein by reference).
* 10(iii)(i)

Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

* 10(iii)(j)	2004 Stock Incentive Plan of the registrant (filed as Appendix A to the registrant’s Proxy Statement filed with the SEC on April 28, 2004 and incorporated herein by reference).
* 10(iii)(k)

Amendment No. 1 to the 1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

* 10(iii)(l)	Amendment Number 2 effective as of January 1, 2005 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2002.
* 10(iii)(m)	Amendment Number 3 effective as of January 1, 2005 to the Supplemental Executive Retirement Plan Plus of the registrant, as amended and restated effective as of January 1, 2005.
* 10(iii)(n)

Summary of equity compensation program for non-employee directors under the registrant’s 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference).

* 10(iii)(o)	Agreement dated as of January 1, 2006 with an executive officer (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 20, 2006 and incorporated herein by reference).
*10(iii)(p)	Agreement dated as of January 1, 2006 with an executive officer (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 20, 2006 and incorporated herein by reference).
*10(iii)(q)	Agreement dated as of January 1, 2006 with an executive officer (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 20, 2006 and incorporated herein by reference).

*10(iii)(r)

Severance Protection Plan of the registrant effective January 1, 2006 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(s)

Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(t)

Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(u)

Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(v)**	Agreement dated January 20, 2005 with an executive officer.
*10(iii)(w)**	Agreement dated August 12, 2004 and amended as of January 20, 2005 with an executive officer.
**12	Computation of Ratio of Earnings to Fixed Charges.
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Registered Public Accounting Firm of the registrant.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)            The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)            The Exhibits which have not previously been filed or listed are marked with two asterisks (**).