Form 10-Q
period 2006-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2006-05-02
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

Common Shares outstanding as of May 1, 2006 – 39,534,577

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$197,378	$188,588
Voyage receivables	123,614	157,334
Other receivables	35,568	22,202
Inventories and prepaid expenses	25,726	16,763
Total Current Assets	382,286	384,887
Capital Construction Fund	301,460	296,126
Vessels and other property, less accumulated depreciation of $413,550 and $383,887	2,264,328	2,288,481
Vessels under Capital Leases, less accumulated amortization of $72,906 and $71,242	35,922	36,267
Deferred drydock expenditures, net	26,133	19,805
Total Vessels, Deferred Drydock and Other Property	2,326,383	2,344,553

Investments in Affiliated Companies	276,446	269,657
Other Assets	54,496	53,457
Total Assets	$3,341,071	$3,348,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$89,601	$105,173
Short-term debt and current installments of long-term debt	20,066	20,066
Current obligations under capital leases	6,682	6,968
Total Current Liabilities	116,349	132,207
Long-term Debt	813,950	923,612
Obligations under Capital Leases	40,534	42,043
Deferred Gain on Sale and Leaseback of Vessels	222,429	233,456
Deferred Federal Income Taxes ($109,411 and $113,255) and Other Liabilities	136,446	141,334

Shareholders’ Equity	2,011,363	1,876,028
Total Liabilities and Shareholders’ Equity	$3,341,071	$3,348,680

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Shipping Revenues:
Pool revenues including $13,564 and $13,959 received from a 50% owned company accounted for by the equity method	$193,105	$187,954
Time and bareboat charter revenues, including $4,679 in 2005 received from a 37.5% owned company accounted for by the equity method	70,848	69,911
Voyage charter revenues	27,073	17,542
	291,026	275,407
Voyage Expenses	(10,917)	(8,220)
Time Charter Equivalent Revenues	280,109	267,187
Ship Operating Expenses:
Vessel expenses	48,915	43,800
Time and bareboat charter hire expenses, including $24,139 in 2006 paid to a 44.5% owned company accounted for by the equity method	43,171	25,801
Depreciation and amortization	34,354	36,359
General and administrative	24,011	16,021
Loss/(gain) on disposal of vessels	121	(12,902)
Total Ship Operating Expenses	150,572	109,079
Income from Vessel Operations	129,537	158,108
Equity in Income of Affiliated Companies	6,812	17,673
Operating Income	136,349	175,781
Other Income	9,392	11,223
	145,741	187,004
Interest Expense	22,607	22,831
Income before Federal Income Taxes	123,134	164,173
Credit for Federal Income Taxes	(5,230)	(746)
Net Income	$128,364	$164,919

Weighted Average Number of Common Shares Outstanding:
Basic	39,516,077	39,435,079
Diluted	39,569,551	39,499,100

Per Share Amounts:
Basic net income	$3.25	$4.18
Diluted net income	$3.24	$4.18
Cash dividends declared	$0.175	$0.175

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$128,364	$164,919
Items included in net income not affecting cash flows:
Depreciation and amortization	34,354	36,359
Amortization of deferred gain on sale and leasebacks	(10,399)	(693)
Deferred compensation relating to restricted stock and stock option grants	925	361
Deferred federal income tax credit	(3,389)	(1,183)
Undistributed earnings of affiliated companies	5,750	(5,291)
Other – net	4,278	(2,061)
Items included in net income related to investing and financing activities:
Gain on sale of securities – net	(4,966)	(6,675)
Loss/(gain) on disposal of vessels	121	(12,902)
Changes in operating assets and liabilities	(3,339)	(75,680)
Net cash provided by operating activities	151,699	97,154
Cash Flows from Investing Activities:
Expenditures for vessels, including $2,000 in 2006 related to vessels under construction	(4,957)	(542)
Payments for drydocking	(8,619)	(2,629)
Proceeds from disposal of vessels	—	77,159
Acquisition of Stelmar Shipping Ltd., net of cash acquired of $107,911	—	(742,433)
Expenditures for other property	(2,052)	(599)
Investments in and advances to affiliated companies	—	(1,034)
Distributions from affiliated companies	—	15,050
Other – net	(612)	6,678
Net cash (used in) investing activities	(16,240)	(648,350)
Cash Flows from Financing Activities:
Issuance of debt, net of issuance costs	—	752,250
Payments on debt and obligations under capital leases	(111,461)	(526,886)
Cash dividends paid	(6,920)	(6,902)
Issuance of common stock upon exercise of stock options	121	166
Other – net	(8,409)	(495)
Net cash provided by/(used in) financing activities	(126,669)	218,133
Net increase/(decrease) in cash and cash equivalents	8,790	(333,063)
Cash and cash equivalents at beginning of year	188,588	479,181
Cash and cash equivalents at end of period	$197,378	$146,118

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

				Unearned			Accumulated
		Paid-in		Compensation			Other
	Common	Additional	Retained	Restricted	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Stock	Shares	Amount	Income**	Total
Balance at January 1, 2006	$40,791	$199,570	$1,640,742	$—	1,341,718	$(17,019)	$11,944	$1,876,028
Net Income			128,364					128,364
Net Unrealized Holding Losses on Available-For-Sale Securities							(1,262)	(1,262)
Effect of Derivative Instruments							13,969	13,969
Minimum Pension Liability							86	86
Comprehensive Income								141,157
Cash Dividends Declared			(6,920)					(6,920)
Deferred Compensation Related to Options Granted		358						358
Issuance of Restricted Stock Awards		(923)			(82,239)	923		—
Amortization of Restricted Stock Awards		567						567
Options Exercised and Employee Stock Purchase Plan		79			(3,297)	42		121
Tax Benefit Related to Options Exercised		52			52			52
Balance at March 31, 2006	$40,791	$199,703	$1,762,186	$—	1,256,182	$(16,054)	$24,737	$2,011,363

Balance at January 1, 2005	$40,791	$199,054	$1,203,528	$(1,360)	1,391,280	$(17,579)	$1,938	$1,426,372
Reclassification upon adoption of FAS 123(R)		(1,360)		1,360				—
Net Income			164,919					164,919
Net Unrealized Holding Gains on Available-For-Sale Securities							2,333	2,333
Effective of Derivative Instruments							4,592	4,592
Comprehensive Income								171,844
Cash Dividends Declared			(6,902)					(6,902)
Deferred Compensation Related to Options Granted		158						158
Issuance of Restricted Stock Awards		(436)			(41,746)	436		—
Amortization of Restricted Stock Awards		203						203
Options Exercised and Employee Stock Purchase Plan		121			(3,588)	45		166
Tax Benefit Related to Options Exercised		21						21
Balance at March 31, 2005	$40,791	$197,761	$1,361,545	$—	1,345,946	$(17,098)	$8,863	$1,591,862

*      Par value $1 per share; 60,000,000 shares authorized; and 40,790,759 shares issued at March 31, 2006 and December 31, 2005.

**   Amounts are net of tax.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated statements of operations and cash flows for the three months ended March 31, 2005 have been reclassified to conform to the 2006 presentation of certain items.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note B — Acquisition of Stelmar Shipping Ltd.:

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

The following pro forma financial information reflects the results for the three months ended March 31, 2005, of the Stelmar acquisition as if it had occurred on January 1, 2004, after giving effect to purchase accounting adjustments (in thousands, except per share amounts):

Pro forma time charter equivalent revenues	$285,262
Pro forma net income	$172,169
Pro forma per share amounts:
Basic	$4.37
Diluted	$4.36

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2004. These results do not reflect any synergies that might be achieved from the combined operations.

Note C — Business and Segment Reporting:

In the first quarter of 2006, the Company revised its reportable segments in order to align them with the business units used in management reporting commencing in 2006. The Company now has three reportable segments: International Crude Tankers, International Product Carriers, and U.S. vessels. Segment information as of March 31, 2005 and for the three months ended March 31, 2005 has been reclassified to conform to the current presentation. Segment results are evaluated based on income from vessel operations before general and administrative expenses and gain/(loss) on disposal of vessels. The Company uses time charter equivalent revenues to make decisions regarding the deployment and use of its vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for the three months ended March 31, 2006 and 2005 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended March 31, 2006:
Shipping revenues	$208,021	$62,636	$5,005	$15,364	$291,026
Time charter equivalent revenues	207,091	53,862	6,201	12,955	280,109
Depreciation and amortization	19,794	9,436	1,030	4,094	34,354
Loss on disposal of vessels	(121)	—	—	—	(121)
Income from vessel operations	129,775	20,534	1,811	1,549	153,669	*
Equity in income of affiliated companies	4,988	—	132	1,692	6,812
Investments in affiliated companies at March 31, 2006	166,619	—	108,098	1,729	276,446
Total assets at March 31, 2006	1,852,118	706,861	109,417	89,557	2,757,953
Expenditures for vessels	2,124	—	—	2,833	4,957
Payments for drydocking	552	1,327	—	6,740	8,619

Three months ended March 31, 2005:
Shipping revenues	204,610	43,642	5,406	21,749	275,407
Time charter equivalent revenues	201,647	39,506	6,284	19,750	267,187
Gain on disposal of vessels	6	12,896	—	—	12,902
Depreciation and amortization	22,688	7,696	864	5,111	36,359
Income from vessel operations	140,490	16,468	(2,416)	6,685	161,227	*
Equity in income of affiliated companies	16,369	—	(83)	1,387	17,673
Investments in affiliated companies at March 31, 2005	126,183	—	91,602	1,190	218,975
Total assets at March 31, 2005	2,100,407	733,440	91,969	105,426	3,031,242
Expenditures for vessels	180	183	—	179	542
Payments for drydocking	1,589	—	—	1,040	2,629

* Segment totals for income from vessel operations are before general and administrative expenses and gain/(loss) on disposal of vessels.

For vessels operating in pools or on time or bareboat charters, shipping revenues are substantially the same as time charter equivalent revenues.

The three Handysize Product Carriers that were reflagged under the U.S. Flag in late 2005 have been included in the International Product Carrier segment since these vessels continue to trade primarily in the international market.

The joint venture that is constructing four LNG Carriers is included in Other International along with two Capesize Dry Bulk Carriers.

Reconciliations of income from vessel operations of the segments to amounts included in the consolidated income statements follow:

In thousands for the three months ended March 31,	2006	2005
Total income from vessel operations of all segments	$153,669	$161,227
General and administrative expenses	(24,011)	(16,021)
(Loss)/gain on disposal of vessels	(121)	12,902
Consolidated income from vessel operations	$129,537	$158,108

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of March 31,	2006	2005
Total assets of all segments	$2,757,953	$3,031,242
Corporate cash and securities, including Capital Construction Fund	498,838	421,256
Other unallocated amounts	84,280	61,427
Consolidated total assets	$3,341,071	$3,513,925

Note D —Investments in Affiliated Companies:

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method.

As of March 31, 2006, the Company is a partner in one joint venture that owns seven International Flag vessels (three VLCCs and four Aframaxes) and one joint venture that has four LNG Carriers under construction. In addition, the Company is a partner in Panamax International Ltd., a commercial management arrangement, which is structured as a joint venture.

Double Hull Tankers, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering. In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. Such sale reduced the Company’s interest in DHT to 44.5%. As of March 31, 2006, the carrying amount of the investment in DHT was $163,812,000 (market value - $176,907,000). OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel. The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such management agreements are cancelable by DHT upon 90 days notice.

The technical management fees earned by the Company, as well as the costs incurred in performing the required services under the management agreements, are included in vessel expenses. A summary of amounts recognized in the three months ended March 31, 2006 follows (in thousands):

Technical management fees earned	$3,389
Costs incurred in performing the required services	(4,053)
$(664)

OSG booked a gain on the sale and charter back of these vessels of $232,159,000 in the fourth quarter of 2005. The gain was deferred for accounting purposes and is being recognized as a reduction of time charter hire expense over the initial charter periods.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of March 31, 2006, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During the first quarter of 2006, the joint venture made $90,806,000 ($45,403,000 for two of the vessels) of progress payments. The aggregate unpaid costs of $635,694,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022. As of March 31, 2006, the joint venture has recorded an asset of $25,175,000 for the fair value of these swaps. The Company’s share of such amount is included in accumulated other comprehensive income in the accompanying March 31, 2006 balance sheet.

A condensed summary of the results of operations of the equity method investments, excluding Panamax International, follows:

In thousands for the three months ended March 31,	2006	2005
Time charter equivalent revenues	$63,623	$85,623
Ship operating expenses	(44,383)	(45,444)
Income from vessel operations	19,240	40,179
Other income	389	185
Interest expense *	(3,454)	(4,107)
Net income	$16,175	$36,257

*      Includes interest on subordinated loans payable to joint venture partners of $1,732 (three months ended March 31, 2005). The Company’s share of such interest is eliminated in recording the results of the joint ventures by the equity method.

Note E — Derivatives:

As of March 31, 2006, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $74,316,000 pursuant to which it pays fixed rates ranging from 4.7% to 5.4% and receives floating rates based on LIBOR (approximately 5.0% as of March 31, 2006). These agreements contain no leverage features and have maturity dates ranging from December 2008 to August 2014.

During the first quarter of 2006, the Company transferred a loss of $232,000 from accumulated other comprehensive income to other income in the accompanying statement of operations for interest rate swaps maturing in July 2006 with notional amounts totaling $199,000,000 that no longer qualify as effective cash flow hedges because the underlying debt was repaid.

As of March 31, 2006, the Company has recorded a liability in other liabilities of $260,000 related to the fair values of all of these swaps.

Note F — Debt:

In January 2005, the Company concluded two debt agreements aggregating $675,000,000. The proceeds from these borrowings were used to fund the acquisition of Stelmar and refinance its debt. One of the agreements was a $500,000,000 seven-year unsecured revolving credit agreement. Borrowings under this facility bore interest at a rate based on LIBOR and the terms, conditions, and financial covenants contained therein were comparable to those contained in the Company’s then existing long-term facilities. The other agreement is a $175,000,000 term loan secured by five Handysize Product Carriers. The secured loan has a term of twelve years and bears interest at a rate based on LIBOR. The principal is repayable in 23 equal semi-annual payments of $5,303,000 and a final balloon payment of $53,030,000 due January 2017.

In July 2005, the Company repaid an outstanding secured term loan of $87,000,000 with funds obtained under its long-term unsecured revolving credit facilities.

In February 2006, the Company entered into a $1.5 billion seven-year unsecured revolving credit agreement with a group of banks (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million). Borrowings under this facility bear interest at a rate based on LIBOR. The terms, conditions and financial covenants contained therein are generally more favorable than those contained in the Company’s then existing long-term facilities. In March 2006, in connection with entering into this credit agreement, the Company terminated all of its unsecured revolving credit facilities (long-term of $1,285,000,000 and short-term of $45,000,000) that existed prior thereto.

As of March 31, 2006, the Company had an unsecured long-term credit facility of $1,500,000,000, of which $1,401,000,000 was unused. In addition, the Company has a short-term credit facility of $20,000,000, all of which was unused at March 31, 2006.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of March 31, 2006, approximately 18.7% of the net book value of the Company’s vessels, representing ten International Flag tankers is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $32,674,000 and $28,862,000 for the three month periods ended March 31, 2006 and 2005, respectively.

Note G — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2006 and 2005. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures was required as of March 31, 2006 because the Company intends to indefinitely reinvest such earnings ($80,161,000 at March 31, 2006). The unrecognized deferred U.S. income taxes attributable thereto approximated $28,100,000.

As of March 31, 2006, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $1,300,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $455,000,000.

The components of the federal income tax credits follow:

In thousands for the three months ended March 31,	2006	2005
Current	$(1,841)	$437
Deferred	(3,389)	(1,183)
	$(5,230)	$(746)

Actual federal income taxes paid during the three months ended March 31, 2005 amounted to $91,100,000, all of which related to 2004.

Note H — Capital Stock and Stock Compensation:

In the first quarter of 2006, the Company awarded a total of 82,780 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. At the date of the awards, the fair market value of the Company’s stock was $49.05 per share. Accordingly, $3,550,000 is being amortized to compensation expense over the vesting period of four years, using the straight-line method. In addition, options covering 147,188 shares were granted at $49.05 per share (the market price at the date of the grant). Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. Compensation expense is being recognized ratably over the three-year vesting period.

In the first quarter of 2005, the Company awarded a total of 41,746 shares of restricted common stock at no cost to certain of its employees, including senior officers. At the dates of the awards, the fair market value of the Company’s stock ranged from $52.40 to $62.23 per share. Accordingly, $1,808,000 is being amortized to compensation expense over the vesting period of four years, using the straight-line method. In addition, options covering 43,707 shares were granted at $52.40 per share (the market price at the date of the grant).

The weighted average grant-date fair values of options granted during the three months ended March 31, 2006 and 2005 were $18.14 and $19.38 per share, respectively.

Note I — Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, in the consolidated balance sheets follow:

In thousands as of	March 31, 2006	December 31, 2005
Unrealized gains on available-for-sale securities	$14,976	$16,238
Unrealized gains/(losses) on derivative instruments	12,534	(1,435)
Minimum pension liability	(2,773)	(2,859)
	$24,737	$11,944

Note J — Leases:

1.       Charters-in:

As of March 31, 2006, the Company had commitments to charter-in 55 vessels. Fifty-two of such charter-ins are accounted for as operating leases, of which 28 are bareboat charters and 24 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

Dollars in thousands at March 31, 2006	Amount	Operating Days
2006	$38,031	4,927
2007	63,442	6,791
2008	79,357	7,000
2009	85,200	5,242
2010	92,151	4,233
Thereafter	342,210	13,759
Net minimum lease payments	$700,391	41,952

Time Charters-in:

Dollars in thousands at March 31, 2006	Amount	Operating Days
2006	$95,639	3,773
2007	133,421	5,653
2008	141,413	6,224
2009	137,922	6,162
2010	127,909	5,645
Thereafter	244,482	13,679
Net minimum lease payments	$880,786	41,136

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under three bareboat charters-in that are classified as capital leases are as follows:

In thousands at March 31, 2006
2006	$8,918
2007	11,882
2008	11,888
2009	10,808
2010	9,692
Thereafter	7,295
Net minimum lease payments	60,483
Less amount representing interest	(13,267)
Present value of net minimum lease payments	$47,216

In March 2006, the Company signed an agreement to time charter-in two International Flag Product Carriers for a period of seven years, with OSG having an additional three-year extension option for each vessel. The newbuildings are scheduled to be delivered to OSG in May and June 2008.

2.       Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and bareboat charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at March 31, 2006	Amount	Revenue Days
2006	$194,470	9,134
2007	165,743	8,474
2008	117,267	5,363
2009	102,180	3,495
2010	84,365	1,819
Thereafter	181,784	3,855
Net minimum lease payments	$845,809	32,140

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

Charters on four vessels provide for profit sharing between the Company and the charterer when rates earned exceed a base rate defined in the agreements. Certain of such agreements provide that profit sharing be determined annually on the anniversary of delivery of the vessels onto the charters. Therefore, the Company’s share, if any, will not be recognized until the charter anniversary date. Agreements on two of the four vessels also provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values. As of March 31, 2006, the charterer has exercised its purchase option for one of the two vessels.

Note K — Pension and Other Postretirement Benefit Plans:

In October 2005, the Company’s Board of Directors approved the termination, effective December 31, 2005, of (i) a qualified defined benefit pension plan covering its domestic shore-based employees, and (ii) an unfunded, nonqualified supplemental defined benefit pension plan covering certain domestic shore-based employees who were in active service. Concurrently, the Company amended its existing 401(k) employee savings plan and adopted an unfunded, nonqualified supplemental defined contribution plan covering substantially all of its domestic shore-based employees to provide for increased levels of employer contributions, or hypothetical contributions with respect to the unqualified plan, commencing 2006. In connection with the termination of these defined benefit plans, the Company recorded a charge to earnings of $4,706,000 in the fourth quarter of 2005 and expects to record an additional charge to earnings of approximately $2,000,000 at the time of the final settlement of the obligations under the above defined benefit plans in accordance with the provisions of Statement of Financial Accounting Standards No. 88, “Employers Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  The Company expects such final settlement to occur in late 2006 or early 2007.

The components of the net periodic benefit cost for the Company’s domestic defined benefit pension, and postretirement health care and life insurance plans follow:

	Pension Benefits		Other Benefits
In thousands for the three months ended March 31,	2006	2005	2006	2005
Cost of benefits earned	$—	$466	$20	$18
Interest cost on benefit obligation	206	538	50	53
Expected return on plan assets	(457)	(626)	—	—
Amortization of prior-service costs	—	39	(61)	(63)
Amortization of transition obligation	—	—	5	5
Recognized net actuarial loss	3	63	2	14
Net periodic benefit cost	(248)	480	16	27
Loss on settlement	—	1,318	—	—
Net periodic benefit cost after settlement	$(248)	$1,798	$16	$27

There was no required contribution to the Company’s domestic defined benefit plan for the 2005 plan year, and the Company believes that there will be no required contribution for the 2006 plan year.

Note L — Other Income:

Other income consists of:

In thousands for the three months ended March 31,	2006	2005
Investment income:
Interest and dividends	$4,829	$3,322
Gain on sale of securities and other investments	4,966	6,675
	9,795	9,997
Gain/(loss) on derivative transactions	(240)	201
Miscellaneous – net	(163)	1,025
	$9,392	$11,223

Note M — Agreements with Executive Officers:

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

Note N — Legal Matters:

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s International Flag Product Carrier, the Uranus, and the Company’s handling of waste oils and maintenance of books and records relating thereto. The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before grand juries. In 2004 and the first quarter of 2005, the Company made a total provision of $10 million (including $4 million in the first quarter of 2005) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation. The Company has been cooperating with the investigation since it started, including self-reporting to the government beginning in the second half of 2005 of possible additional violations of applicable environmental laws. Currently, management cannot reasonably estimate a range of fines and contributions associated with a possible settlement of the investigation of the Company, which fines and contributions could be higher than the amount accrued. Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved. On April 27, 2006, the chief engineer of one of the Company’s vessels was individually indicted for alleged record keeping violations and witness tampering, which alleged violations of law were reported by the Company to the government as part of the Company’s continuing cooperation with the investigation.

The Company has incurred costs of approximately $2,482,000 and $606,000 in the three months ended March 31, 2006 and 2005, respectively, in connection with the above investigation. Such costs have been included in general and administrative expenses.

Note O — Commitments:

As of March 31, 2006, the Company had remaining commitments of $231,200,000 on non-cancelable contracts for the construction of four Aframaxes, scheduled for delivery between August 2008 and May 2009. Unpaid costs are net of $2,000,000 of payments.

Note P — Vessel Sales:

During the three months ended March 31, 2005, the Company sold two International Flag Panamax Product Carriers (Diane and Mary Ann).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet consists of 89 vessels aggregating 11.4 million dwt, including three vessels that have been chartered-in under capital leases, and 36 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 89 vessels, charters-in for ten U.S. Flag Product Carriers are scheduled to commence upon delivery of the vessels between 2006 and 2010 and charters-in for six International Flag Product Carriers are scheduled to commence upon delivery of the vessels between 2006 and 2008. Four Aframax newbuilds are scheduled for delivery between August 2008 and May 2009 and four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest, bringing the total operating and newbuild fleet to 113 vessels.

Sale of Seven Tankers to Double Hull Tankers:

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering. In consideration, OSG received $421,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. The total consideration to OSG values the transaction at $580,580,000. In November 2005, the Company sold 648,500 shares of DHT pursuant to the exercise of the over-all allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. Such sale reduced the Company’s interest in DHT to 44.5%. OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options up to an additional five to eight years, depending on the vessel. The charters provide for the payment of additional hire, on a quarterly basis, by the Company when the aggregate revenue earned, or deemed earned, by these vessels for the Company exceeds the sum of the basic hire paid during the quarter by the Company. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such agreements are cancelable by DHT upon 90 days notice.

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

Overview

Worldwide oil demand during the first quarter of 2006 increased by approximately 700 thousand barrels per day (“b/d”), or 0.9%, compared with the first quarter of 2005. While there was no oil demand growth in OECD countries, non-OECD demand rose by 2.3%. The largest increase in demand of 5.2% occurred in the Middle East and, therefore, had no impact on tanker demand. Oil demand growth stagnated in Southeast Asia as reductions in or eliminations of fuel subsidies had a depressing impact on demand.

Tanker supply increased by 1.3%, or 4.1 million dwt, during the first quarter of 2006 from year-end 2005 levels. While there was growth in all vessel categories, the highest percentage growth was in the Panamax sector, where tonnage increased by 2.4%. Product Carriers, on the other hand, reflected the lowest percentage growth at 1.1%. The additional tonnage exerted downward pressure on TCE rates. Also, since the beginning of 2006, approximately 18 million dwt have been ordered. The high volume of ordering was, in part, a reflection of the April 1, 2006 effective date for the Common Structural Rules (“CSR”) that resulted in more stringent shipbuilding requirements and an increase in newbuilding prices for tankers ordered after the effective date.

Vessels ordered today will, for the most part, not be delivered until the end of 2008 for Product Carriers and the end of 2009 for crude tankers. Shipyards are operating at or near full capacity and thus have no incentive to reduce newbuilding prices. Prices for newbuilds remained strong during the first quarter, increasing by 3% to 5% from year-end 2005 levels, depending upon vessel category. In some instances, owners who were willing to pay a premium for immediate delivery, paid higher prices for modern second hand vessels than for newbuildings.

Key factors that affected first quarter 2006 rates included a record high U.S. refining maintenance program that significantly reduced refinery utilization rates. This reduced demand for crude oil imports, but resulted in higher U.S. product imports. Warmer than normal temperatures in the U.S. Northeast, however, reduced overall product demand for heating oil in the U.S. At the same time, colder than normal temperatures in Japan increased requirements for crude oil and fuel oil. In addition, supply interruptions in the North Sea, Brazil and the Former Soviet Union (“FSU”) reduced available non-OPEC crude oil supplies during the same period that OPEC crude oil supplies were affected by significant disruptions to Nigeria’s oil infrastructure, continued problems in Iraq and heightened tensions with Iran. All these factors contributed to changes in supply patterns, which supported tanker rates during the quarter.

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Q1 - 2006	Q1 - 2005
Average	$63,200	$61,500
High	$119,000	$109,500
Low	$24,900	$28,700

Rates for VLCCs trading out of the Arabian Gulf in the first quarter of 2006 averaged $63,200 per day, an increase of 3% from the average for the first quarter of 2005, but 26% below the average for the fourth quarter of 2005 levels. VLCC rates were highly volatile during the quarter. Rates peaked at $119,000 per day in early February as charterers tried to secure vessels for early crude oil movements from Iran to the West as tensions increased over the country’s nuclear ambitions. A low point of $24,900 was reached at the end of March driven by anticipated lower seasonal oil demand requirements in the second quarter, an expectation of continued low U.S. refinery utilization rates compared with the second quarter of 2005 and a higher than normal refinery maintenance program scheduled in Japan.

Rates during the quarter also reflected the impact of renewed attacks on oil infrastructure in Nigeria that shut-in approximately 500 thousand b/d of crude oil production in February and March. At the same time, Iraqi oil production was below year-ago levels reflecting continued attacks by insurgents on pipeline infrastructure. Nevertheless, VLCC employment benefited from the positive tonne-mile effect of increased exports from Iraq’s southern terminal, which to some extent offset the reduction in exports through the Ceyhan pipeline to Turkey.

OPEC crude oil production in the first quarter of 2006 was approximately 29.7 million b/d, about 300 thousand b/d above the levels of the same quarter last year. Production increases benefited long-haul crude oil movements as they were centered in Middle East countries (Saudi Arabia, Kuwait, and UAE). Saudi Arabia recently announced the startup of the Haradh field where production of light sweet crude oil reached 300 thousand b/d in March and is forecast to increase further during the second quarter.

Imports of crude oil into China reached an all time high of 3.1 million b/d in January 2006 with Angola surpassing Saudi Arabia as the largest individual supplier. It is expected that West Africa will enhance its role as a key source of supply for China given the investments recently made by China in several West African countries, which is positive for tonne-mile demand.

Refining utilization rates in the U.S. averaged approximately 87% in the first quarter of 2006, well below the first quarter three-year average of 91%, primarily due to high refinery maintenance levels and continued downtime of three refineries that incurred substantial damage from last year’s hurricanes. While refinery maintenance work will continue during the second quarter, utilization rates in the U.S. should steadily increase as the industry gears up for the summer driving season. Higher refinery runs combined with a forecast increase in product demand levels in the second quarter over first quarter levels should increase requirements for both short haul and long haul crude imports.

The world VLCC fleet reached 481 vessels (140.7 million dwt) at March 31, 2006, a modest increase of four vessels (1.2 million dwt) from the end of 2005. There were no demolitions in the first quarter. The VLCC orderbook increased by 31 vessels (9.6 million dwt) since the beginning of the year and totaled 123 vessels (37.5 million dwt) at March 31, 2006, equivalent to 26.6% of the existing VLCC fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean
	Q1 - 2006	Q1 - 2005
Average	$38,000	$37,000
High	$49,000	$65,000
Low	$15,900	$20,000

Rates for Aframaxes operating in the Caribbean during the first quarter of 2006 averaged $38,000 per day, an increase of 3% from the average for the first quarter of 2005, but 18% below the average for the fourth quarter of 2005. Aframax rates in the Caribbean were highest in the month of January dropping to their lowest level in February before recovering somewhat in March as crude oil movements to the U.S. Gulf Coast increased. Aframax rates in the North Sea reflected a steady decline with the highest rates in January and lowest rates during the month of March as the ice season ended and these vessels began to compete for lower production volumes of North Sea crude oil. Rates in the Mediterranean were stronger in the January and February timeframe because of weather related delays in the Turkish Straits.

Weather influenced rates during the first quarter as colder than normal temperatures in January and February increased demand for fuel oil in both Japan and Europe. Japan’s use of oil in power generation in January was approximately 75% above last year’s level as lower hydroelectric output and a tight Liquefied Natural Gas (LNG) market caused utilities to switch to residual fuel oil and crude oil used for direct burning in power generation. Some countries in Europe that normally use natural gas from Russia for heating and power usage switched to fuel oil when pipeline gas supplies through the Ukraine were significantly reduced early in the quarter as a result of a pricing dispute between Russia and the Ukraine.

North Sea production was approximately 300 thousand b/d below year ago levels. Besides normal decline rates, the key reasons for the lower comparative production volumes included unplanned field downtime in the Denmark section of the North Sea and a fire during March at the Tern Alpha platform.

FSU seaborne crude oil exports in the first quarter of 2006 were estimated to be below first quarter 2005 levels due to a combination of factors. Storm-related loading delays closed the Bosporus Straits in the last week of January while colder than normal temperatures in Russia reduced production. Furthermore, changes in the Russian tax and duty laws enacted in the middle of 2005 now favor product exports over crude oil exports and also contributed to lower first quarter 2006 crude oil export levels.

The world Aframax fleet expanded by ten vessels (1.1 million dwt) since December 31, 2005 reaching 683 vessels (69.0 million dwt) at March 31, 2006. Deliveries were much higher than deletions during the quarter, exerting downward pressure on freight rates. The Aframax orderbook increased to 168 vessels (18.4 million dwt) at March 31, 2006 from 153 vessels (16.7 million dwt) at the beginning of the year. The current orderbook now represents 26.7% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils Caribbean to U.S. Atlantic Coast
	Q1 - 2006	Q1 - 2005
Average	$26,400	$33,000
High	$34,000	$57,900
Low	$19,000	$25,300

Rates for Panamaxes that move crude and residual oils from the Caribbean to the U.S. Atlantic Coast averaged $26,400 per day during the first quarter of 2006, 20% below the corresponding quarter in 2005 and 36% below the previous quarter. First quarter 2006 rates peaked in January as high seasonal rates carried over from the fourth quarter of 2005 and declined to their lowest level in early February as fuel oil imports began to decline.

Demand for fuel oil in the U.S. in the first quarter of 2006 was adversely impacted by unseasonably warm weather in the U.S. Northeast and by a steep decline in natural gas prices from the prior quarter. Many power utilities that had switched from natural gas to fuel oil during 2005 because of price considerations switched back to natural gas thereby reducing first quarter 2006 fuel oil import levels from the high levels attained after the hurricanes that struck the U.S. Gulf of Mexico and shut-in production.

The world Panamax fleet at March 31, 2006 increased to 333 vessels (22.1 million dwt) from 326 vessels (21.6 million dwt) as of December 31, 2005. There were no vessels scrapped in the first quarter. The orderbook increased by 19 vessels (1.0 million dwt) from December 31, 2005 to 205 vessels (13.1 million dwt) at March 31, 2006 equivalent to 59.4% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates * Handysize Product Carriers in the Caribbean and trans-Atlantic
	Q1 - 2006	Q1 - 2005
Average	$25,300	$28,000
High	$35,900	$33,000
Low	$17,500	$21,000

* Rates based on 60% trans-Atlantic and 40% Caribbean movements to the U.S.

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $25,300 per day during the first quarter of 2006, about 10% below average rates for the first quarter of 2005 and 6% lower than the average rates for the fourth quarter of 2005 as warmer than normal weather in the U.S. Northeast reduced heating oil demand.

Despite lower U.S. product demand, rates in the first quarter of 2006 were underpinned by increased U.S. demand for product imports as a result of significantly lower refining utilization rates. First quarter imports of gasoline and middle distillates helped boost total clean product imports 23% above first quarter 2005 levels, but remained 11% lower than fourth quarter 2005 levels. By the end of the first quarter, both middle distillate and gasoline inventories stood above their respective five-year averages.

Product Carrier rates in Asia during the first quarter of 2006 averaged somewhat above average rates in the fourth quarter of 2005 because many vessels that delivered product to the West were slow to migrate back to the East after the hurricanes.

MTBE has started to move in higher volumes from the U.S. Gulf Coast to export markets such as Venezuela as refiners are eliminating MTBE as a gasoline additive based on the change in required gasoline specifications in the U.S. and the elimination of indemnities for MTBE use in gasoline beginning in the second quarter of 2006.

The world Handysize fleet showed little change during the first quarter of 2006 increasing to 531 vessels (22.0 million dwt) at March 31, 2006 from 527 vessels (21.8 million dwt) at December 31, 2005. The Handysize Product Carrier orderbook, however, rose to 217 vessels (10.0 million dwt), equivalent to 45.4% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

Rates for Jones Act Product Carriers engaged in the U.S. coastwise product trade were approximately $42,500 per day during the first quarter, about the same level as in the fourth quarter of 2005, but below first quarter 2005 rates. Hurricane related damage to refineries combined with high refinery maintenance levels significantly decreased the number of cargoes lifted during the first quarter of 2006 and increased the waiting time for those vessels trading in the spot market. All four of OSG’s Jones Act Product Carriers are on time charters and were not affected by the downturn in rates.

The total Jones Act Product Carrier fleet consists of 43 vessels (1.8 million dwt) as of March 31, 2006. Approximately 60% of this fleet is not double hull and will be phased out during the next nine years in accordance with OPA 90 regulations, including two vessels to be phased out in 2006. Additional scrappings of some of the remaining 17 vessels could also occur prior to 2015 based on the age profile of these vessels. The Jones Act Product Carrier orderbook consists of ten vessels, all of which are to be delivered to OSG over a five-year period from 2006 to 2010.

Outlook

The second quarter is historically the lowest demand quarter of the year and this year should be no exception as product demand in the second quarter is forecast to decline by approximately 1.8% from first quarter 2006 levels. Additionally, the second quarter usually has relatively benign weather conditions, resulting in fewer delays and waiting time compared with the other quarters.

World oil demand for 2006 is forecast to increase by 1.8% or 1.5 million b/d over 2005 levels, compared with an increase in 2005 of just over 1.0 million b/d or 1.3%, from 2004 levels. The anticipated increase in demand in 2006 will be largely driven by China and the U.S. and will result in additional imports into both countries. Most of the increase in demand in the U.S. in 2006 is forecast to occur in the second half of the year, in particular during the fourth quarter. The long distance between areas from which new crude oil supplies are being sourced and most demand growth is occurring should increase tonne-mile demand in 2006. It is expected that clean Product Carrier rates will be supported by increases in product demand in the U.S. and in long haul seaborne product movements to Asia.

Freight rates remain highly sensitive to significant weather and geopolitical events in addition to the more fundamental changes in world oil supply and demand and vessel trading patterns. Any evidence of hurricanes reoccurring in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements. Geopolitical events, such as continued production outages in Nigeria and increased tensions between the international community and Iran could also change supply patterns and impact rates.

The forecast growth in tanker supply during 2006 of 5% to 7% may limit potential improvements in freight rates. Increases in tonnage are forecast in all vessel categories, but are highest for Panamaxes and Product Carriers.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition

The Company generates a majority of its revenue from voyage charters, including vessels in pools that predominantly have performed voyage charters. Within the shipping industry, there are two methods used to account for voyage charter revenue and expenses: (1) ratably over the estimated length of each voyage and (2) completed voyage. The recognition of voyage revenues and expenses ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues and expenses and the method used by OSG. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In applying its revenue recognition method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues and expenses can be estimated with a greater degree of accuracy. OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. The Company does not recognize time charter revenues during periods that vessels are off hire. Certain of these charters provide for profit sharing between the Company and the charterer when rates earned exceed a base rate defined in the agreements. The Company only recognizes profit sharing when there is no longer any risk that any amounts accruable can be recaptured. Because certain of such agreements provide that profit sharing be determined annually on the anniversary of delivery of the vessels onto the charterers, the Company’s share, if any, will not be recognized until the charter anniversary date.

For the Company’s vessels operating in the Tankers International pool, the Aframax International pool and Panamax International Ltd., revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent basis in accordance with an agreed-upon formula. The pools may enter into contracts that earn either voyage charter revenue or time charter revenue. Each of the pools follow the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a Charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Market Value of Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), the Company’s holdings in marketable securities are classified as available for sale and, therefore, are carried on the balance sheet at fair value (determined using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value being recorded in accumulated other comprehensive income until the investments are sold. Accordingly, these changes in value are not reflected in the Company’s statements of operations. If, however, the Company determines that a material decline in the fair value below the Company’s cost basis is other than temporary, the Company records a noncash impairment loss as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a material decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis.

As of March 31, 2006, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $66,140,000 and an aggregate fair value of $89,117,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of March 31, 2006 were $808,000. None of the securities with unrealized losses as of March 31, 2006 had a fair value that had been materially below its carrying value for more than six months.

Income from Vessel Operations:

During the first quarter of 2006, TCE revenues increased by $12,922,000, or 5%, to $280,109,000 from $267,187,000 in the first quarter of 2005. During the first quarter of 2006, approximately 72% of the Company’s TCE revenues were derived in the spot market compared with 73% in the first quarter of 2005. In the first quarter of 2006, approximately 28% of TCE revenues were generated from time or bareboat charters (“term”) compared with 27% in the first quarter of 2005. The above information is based, in part, on information provided by the pools or commercial joint ventures in which OSG participates.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the first quarter of 2006, income from vessel operations decreased by $28,571,000, or 18%, to $129,537,000 from $158,108,000 in the first quarter of 2005. See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of income from vessel operations for the segments to the amounts reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in joint ventures is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

Three months ended March 31,	2006	2005
TCE reven TCE revenues	$207,091	$201,647
Vessel expenses	(23,756)	(20,787)
Time and bareboat charter hire expenses	(33,766)	(17,682)
Depreciation and amortization	(19,794)	(22,688)
Income from vessel operations (a)	$129,775	$140,490
Average daily TCE rate	$52,937	$52,499
Average number of vessels (b)	30.0	36.3
Average number of vessels chartered in under operating leases	15.3	6.7
Number of revenue days(c)	3,912	3,841
Number of ship-operating days: (d)
Owned vessels	2,700	3,270
Vessels bareboat chartered-in under operating leases	360	140
Vessels time chartered-in under operating leases	1,018	465

(a)   Income from vessel operations by segment is before general and administrative expenses and gain/(loss) on disposal of vessels.

(b)   The average is calculated to reflect the addition and disposal of vessels during the period.

(c)   Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)   Ship-operating days represent calendar days.

Daily TCE rates earned by certain classes of vessels operating in the International Crude Tankers segment for the three months ended March 31, 2006 and 2005 were as follows:

Three months ended March 31,	2006	2005
VLCCs	$78,611	$82,749
Aframaxes	38,107	37,409
Panamaxes	29,244	27,377

Revenue days for the above classes of vessels for the three months ended March 31, 2006 and 2005 were as follows:

Three months ended March 31,	2006	2005
VLCCs	1,633	1,472
Aframaxes	1,362	1,523
Panamaxes	917	767

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2006 and 2005 between spot and time charter rates. The information for VLCCs, Aframaxes and Panamaxes is based, in part, on information provided by the pools or commercial joint ventures in which they participate.

	2006		2005
Three months ended March 31,	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs:(a)
Average rate	$78,611	—	$83,971	$29,492
Revenue days	1,633	—	1,439	33
Aframaxes:
Average rate	$41,658	$26,601	$42,184	$23,331
Revenue days	1,039	323	1,142	381
Panamaxes:
Average rate	$34,464	$25,205	$39,485	$18,108
Revenue days	381	536	347	420

(a)   Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the three months ended March 31, 2006 would have been $78,987 per day.

During the first quarter of 2006, TCE revenues for the International Crude Tankers segment increased by $5,444,000, or 3%, to $207,091,000 from $201,647,000 in the first quarter of 2005. This increase resulted principally from an increase in revenue days for VLCCs (reflecting the inclusion of two V-Pluses subsequent to June 1, 2005) and Panamaxes. The decrease in revenue days for the Aframaxes was attributable to the sale of the Bravery and the redelivery of a time chartered-in vessel subsequent to March 31, 2005. The increase in revenue days is net of an increase of 132 days (principally Aframaxes and Panamaxes) during which vessels were out of service because of repairs. TCE revenues for the first quarter of 2006 reflects a loss of $611,000 generated by forward freight agreements.

Vessel expenses increased by $2,969,000 to $23,756,000 in the first quarter of 2006 from $20,787,000 in the prior year’s first quarter due to increases in operating days and daily vessel expenses. Average daily vessel expenses increased by $1,451 per day in the 2006 quarter compared with the first quarter of 2005. This change was principally attributable to an increase in crew costs and the timing of delivery of stores, spares and lubricating oils. Time and bareboat charter hire expenses increased by $16,084,000 to $33,766,000 in the first quarter of 2006 from $17,682,000 in the first quarter of 2005 as a result of the sale and leaseback of three VLCCs and four Aframaxes (see discussion of “Sale of Seven Tankers to Double Hull Tankers”) in the fourth quarter of 2005. The charter-in agreements for seven VLCCs and four Aframaxes (including the vessels chartered back from DHT) provide for profit sharing with the vessels’ owners when TCE rates exceed the base rates in the charters. Depreciation and amortization decreased by $2,894,000 to $19,794,000 from $22,688,000 in the first quarter of 2005 principally because of the DHT transaction and the sale of the Bravery.

International Product Carriers (dollars in thousands)

Three months ended March 31,	2006	2005
TCE revenues	$53,862	$39,506
Vessel expenses	(18,130)	(10,688)
Time and bareboat charter hire expenses	(5,762)	(4,654)
Depreciation and amortization	(9,436)	(7,696)
Income from vessel operations	$20,534	$16,468
Average daily TCE rate	$20,716	$17,512
Average number of vessels	18.0	15.8
Average number of vessels chartered in under operating leases	12.0	9.4
Number of revenue days	2,600	2,256
Number of ship-operating days:
Owned vessels	1,620	1,424
Vessels bareboat chartered-in under operating leases	1,080	844

Daily TCE rates earned by the classes of vessels operating in the International Product Carriers segment for the three months ended March 31, 2006 and 2005 were as follows:

Three months ended March 31,	2006	2005
Panamax Product Carriers	$24,663	$15,563
Handysize Product Carriers	20,423	17,731

Revenue days for the above classes of vessels for the three months ended March 31, 2006 and 2005 were as follows:

Three months ended March 31,	2006	2005
Panamax Product Carriers	180	228
Handysize Product Carriers	2,420	2,028

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2006 and 2005 between spot and time charter rates.

	2006		2005
Three months ended March 31,	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	—	$25,444	$15,019	$16,024
Revenue days	—	180	49	179
Handysize Product Carriers: (a)
Average rate	$27,763	$19,271	$26,058	$17,283
Revenue days	567	1,853	180	1,848

(a)   Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the three months ended March 31, 2006 would have been $27,174 per day.

During the first quarter of 2006, TCE revenues for the International Product Carriers segment increased by $14,356,000, or 36%, to $53,862,000 from $39,506,000 in the first quarter of 2005. This increase in TCE revenues resulted from an increase of 344 revenue days and an increase in the average rates earned by the vessels. Revenue days increased due to the Stelmar acquisition, which added 24 Handysize and two Panamax Product Carriers to the Company’s fleet in January 2005, partially offset by an increase of 88 days in which vessels were out of service due to drydocking and repairs and a reduction of 88 revenue days due to the sale of the Mary Ann and Diane in the first quarter of 2005. TCE revenues for the first quarter of 2006 reflects a gain of $331,000 generated by forward freight agreements.

Vessel expenses increased by $7,442,000 to $18,130,000 in the first quarter of 2006 from $10,688,000 in the prior year’s first quarter due to an increase in operating days attributable to the Stelmar acquisition, additional costs incurred in connection with the three reflagged vessels discussed below, and an increase in average daily expenses for the rest of the Product Carrier fleet. The $914 per day increase in the average daily vessel expenses in the first quarter of 2006 compared with the 2005 quarter was principally attributable to increases in crew costs and loss of hire insurance premiums. Time and bareboat charter hire expenses increased by $1,108,000 to $5,762,000 in the first quarter of 2006 from $4,654,000 in the first quarter of 2005 due to the addition of eight bareboat charters obtained in the Stelmar acquisition, which are being accounted for as operating leases, as well as the sale and leaseback of four Handysize Product Carriers in January 2005. Depreciation and amortization increased by $1,740,000 to $9,436,000  in the first quarter of 2006 from $7,696,000 in the first quarter of 2005 due to the addition of vessels from the Stelmar acquisition, partially offset by the sale of four Handysize and two Panamax Product Carriers in the first quarter of 2005.

The Company reflagged three (the Overseas Ambermar and the Overseas Maremar in September 2005 and the Overseas Luxmar in October 2005) Handysize Product Carriers under the U.S. Flag and entered them in the U.S. Maritime Security Program (the “Program”). Under the Program, the Company receives approximately $2.6 million per year for each of these vessels, which commenced in October 2005. Such subsidy substantially offsets the increased cost incurred by such vessels because of operating under the U.S. Flag.

Other International (dollars in thousands)

Three months ended March 31,	2006	2005
TCE revenues (a)	$6,201	$6,284
Vessel expenses	(228)	(4,878)
Time and bareboat charter hire expenses	(3,132)	(2,958)
Depreciation and amortization	(1,030)	(864)
Income from vessel operations	$1,811	$(2,416)
Average daily TCE rate (a)	$26,456	$28,722
Average number of vessels chartered in under operating leases	2.0	2.1
Number of revenue days	180	180
Number of ship-operating days, vessels time chartered-in under operating leases	180	192

(a)   TCE revenues include inter-segment commercial management fees of $1,439 and $1,114 for the three months ended March 31, 2006 and 2005, respectively. Such amounts have been excluded in the calculation of the average daily TCE rate.

As of March 31, 2006, the Company operated two International Flag Dry Bulk Carriers. The two Dry Bulk Carriers commenced three-year time charters in early 2004. Vessel expenses in the first three months of 2005 included a $4,000,000 increase in the reserve for the U.S. Department of Justice investigation and a $865,000 increase in the reserve for the settlement of certain crew benefits (principally related to years prior to 2004).

U. S. Segment (dollars in thousands)

Three months ended March 31,	2006	2005
TCE revenues	$12,955	$19,750
Vessel expenses	(6,803)	(7,446)
Time and bareboat charter hire expenses	(509)	(508)
Depreciation and amortization	(4,094)	(5,111)
Income from vessel operations	$1,549	$6,685
Average daily TCE rate	$25,107	$23,072
Average number of vessels	5.0	8.0
Average number of vessels chartered in under operating leases	2.0	2.0
Number of revenue days	516	856
Number of ship-operating days:
Owned vessels	450	720
Vessels bareboat chartered-in under operating leases	180	180

As of March 31, 2006, the U.S. segment consisted of the following:

•      four Product Carriers, which are on time or bareboat charter;

•      one Pure Car Carrier, which is on time charter; and

•      two Bulk Carriers that transport U. S. foreign aid grain cargoes on voyage charters.

During the first quarter of 2006, TCE revenues for the U.S. segment decreased by $6,795,000, or 34%, to $12,955,000 from $19,750,000 in the first quarter of 2005. This decrease in TCE revenues resulted from a decrease of 340 revenue days due to the sale of the three remaining Crude Tankers upon their redelivery from long-term charters subsequent to March 31, 2005 and an increase in drydock days of 70 during which vessels were out of service. The reduction in revenue days was partially offset by an increase in the average daily TCE rate. Vessel expenses decreased by $643,000 to $6,803,000 in the first quarter of 2006 from $7,446,000 in the first quarter of 2005. Average daily vessel expenses decreased by $1,192 per day in the first quarter of 2006 compared with the comparable quarter of 2005. Depreciation and amortization decreased by $1,017,000 to $4,094,000 in the first quarter of 2006 from $5,111,000 in the first quarter of 2005 due to the sale of the three Crude Tankers discussed above.

General and Administrative Expenses

During the first quarter of 2006, general and administrative expenses increased by $7,990,000 to $24,011,000 from $16,021,000 in the first quarter of 2005 principally because of the following:

•      an increase in cash compensation expense of approximately $4,600,000 in 2006, including $3,400,000 attributable to the recognition of the targeted cash incentive compensation ratably over 2006, whereas in prior years such incentive compensation was recognized in the fourth quarter;

•      an increase in compensation related to stock options and restricted stock of $564,000;

•      costs of $2,482,000 incurred during the first quarter of 2006, compared with $606,000 during the first quarter of 2005, in connection with certain investigations by the U.S. Department of Justice (see Note N); and

•      an increase in legal, accounting and consulting services of approximately $1,800,000.

These increases were partially offset by:

•      severance related payments of $1,150,000 and settlement losses of $1,318,000 recognized in the first quarter of 2005 in connection with the retirement of a senior officer in January 2005.

Equity in Income of Affiliated Companies:

During the first quarter of 2006, equity in income of affiliated companies decreased by $10,861,000 to $6,812,000 from $17,673,000 in the first quarter of 2005. As a result of the 2005 sales of the Front Tobago (a VLCC in which the Company held a 30% joint venture interest) and the Compass I (an Aframax in which OSG held a 50% joint venture interest) and the Company’s purchase of its partner’s 50.1% interest in a joint venture that owned four V-Pluses, the only operating vessels held in companies accounted for by the equity method during the three months ended March 31, 2006 were those held through DHT. All of DHT’s vessels are on time charters, with profit sharing. In comparison, during the three months ended March 31, 2005, all of the revenue days resulted from vessels operating in the spot market.

As a result of the V-Plus transaction, two of the four V-Pluses are now included in the International Crude Tankers segment.

The following table is a summary of the Company’s interest in its vessel owning equity method investments, excluding ATC (see discussion below), and OSG’s proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are averages as of March 31, 2006 and 2005. The Company’s actual ownership percentages ranged from 30% to 50%.

	2006		2005
Three months ended March 31,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
V-Pluses operating in the spot market	—	0.0%	179	49.9%
VLCCs operating in the spot market	—	0.0%	27	30.0%
VLCCs operating on long-term charters	119	44.5%	—	0.0%
Aframax operating in the spot market	—	0.0%	43	50.0%
Aframaxes operating on long-term charters	158	44.5%	—	0.0%
Total	277	44.5%	249	46.6%

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

Interest Expense:

The components of interest expense are as follows (in thousands):

Three months ended March 31,	2006	2005

Interest before impact of swaps and capitalized interest	$22,967	$21,082
Impact of swaps	775	2,783
Capitalized interest	(1,135)	(1,034)
Interest expense	$22,607	$22,831

Interest expense decreased by $224,000 to $22,607,000 in the first quarter of 2006 from $22,831,000 in the first quarter of 2005 as a result of a reduction in the average amount of debt outstanding of $560,000,000 (substantially all of which was floating rate debt), partially offset by the inclusion in interest expense of a $4,800,000 write off of the unamortized balance of deferred finance charges for terminated credit facilities and the impact of an increase in the average rate paid on floating rate debt of 160 basis points to 5.1% from 3.5% in the comparable quarter of 2005. The impact of floating-to-fixed interest rate swaps increased interest expense by $775,000 in the first quarter of 2006 compared with an increase of $2,783,000 in the first quarter of 2005. Interest capitalized in 2006 and 2005 relates to amounts advanced by the Company to a 49.9% owned joint venture constructing four LNG Carriers. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at March 31, 2006 and 2005 was 6.9% and 5.5%, respectively. Such rates take into consideration related interest rate swaps.

Federal Income Tax Credits:

The income tax credits for the three months ended March 31, 2006 and 2005 are based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries. On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. Because the Company intends to permanently reinvest these earnings in foreign operations, no provision for U.S. income taxes on the earnings from shipping operations of its foreign subsidiaries is required commencing in 2005.

EBITDA:

EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA (in thousands):

Three months ended March 31,	2006	2005
Net income	$128,364	$164,919
Credit for federal income taxes	(5,230)	(746)
Interest expense	22,607	22,831
Depreciation and amortization	34,354	36,359
EBITDA	$180,095	$223,363

Liquidity and Sources of Capital:

Working capital at March 31, 2006 was approximately $266,000,000 compared with $253,000,000 at December 31, 2005. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $301,000,000 at March 31, 2006. Net cash provided by operating activities in the first three months of 2006 was more than $151,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2006) compared with $97,000,000 in the first three months of 2005. Net cash provided by operating activities in the first three months of 2005 reflected $91,100,000 of payments with respect to 2004 federal income taxes. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year. The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to March 31, 2006, compared with the actual TCE rates achieved during the first three months of 2006, will have a negative comparative impact on the amount of cash provided by operating activities.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet.

In February 2006, the Company entered into a $1.5 billion seven-year unsecured revolving credit agreement with a group of banks (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million). Borrowings under this facility bear interest at a rate based on LIBOR. The terms, conditions and financial covenants contained therein are generally more favorable than those contained in the Company’s then existing long-term facilities. In March 2006, in connection with entering into this credit agreement, the Company terminated all of its unsecured revolving credit facilities (long-term of $1,285,000,000 and short-term of $45,000,000) that existed prior thereto.

The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure the senior unsecured notes equally and comparably with any other unsecured indebtedness in the event OSG is required to secure such debt.

As of March 31, 2006, OSG had $1,500,000,000 of long-term unsecured credit availability, of which $1,401,000,000 was unused. The Company’s one long-term revolving credit facility matures as follows: $150,000,000 (2011), $150,000,000 (2012) and $1,200,000,000 (2013). In addition, the Company also has a $20,000,000 short-term credit facility, all of which was unused at March 31, 2006.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of March 31, 2006. The financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Because a portion of OSG’s debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company’s ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of March 31, 2006, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $373,957,000. Such debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of March 31, 2006, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During the first quarter of 2006, the joint venture made $90,806,000 ($45,403,000 for two of the vessels) of progress payments. The aggregate unpaid costs of $635,694,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as March 31, 2006 follows (in thousands):

	Balance of 2006	2007	2008	2009	2010	Beyond 2010	Total
Debt (1)	$45,921	$77,040	$75,860	$74,097	$73,504	$1,022,343	$1,368,765
Obligations under capital leases (1)	8,918	11,882	11,888	10,808	9,692	7,295	60,483
Operating lease obligations (chartered-in vessels) (2)	133,670	196,863	220,770	223,122	220,060	586,692	1,581,177
Newbuilding installments (3)	45,778	80,111	93,289	12,022	—	—	231,200

(1)   Amounts shown include contractual interest obligations. The interest obligations for floating rate debt ($144,725 as of March 31, 2006) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at March 31, 2006 of 5.0%. The Company has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management’s interest-rate outlook at various times. These agreements contain no leverage features and have various maturity dates from December 2008 to August 2014. As of March 31, 2006, the interest rate swaps effectively convert the Company’s interest rate exposure on $74,316 from a floating rate based on LIBOR to an average fixed rate of 6.1%.

(2)   As of March 31, 2006, the Company had charter-in commitments for 52 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

(3)   Represents remaining shipyard commitments and excludes capitalized interest and miscellaneous construction costs.

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

Ratios of Earnings to Fixed Charges

The ratios of earnings to fixed charges for the three months ended March 31, 2006 and 2005 were 4.9x and 6.6x, respectively. The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges. Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

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

The Company uses forward freight agreements to reduce its exposure to changes in spot market rates earned by some of its vessels. Forward freight agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates. As of March 31, 2006, OSG was committed to forward freight agreements totaling 390,000 metric tons with notional principal amounts aggregating $7,938,000, which expire between April 2006 and December 2007. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. The fair value of these agreements was not significant at March 31, 2006.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There have been no material changes in the Company’s internal controls or in other factors that could materially affect these controls during the period covered by this Quarterly Report.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the Company’s International Flag Product Carrier, the Uranus, and the Company’s handling of waste oils and maintenance of books and records relating thereto. The U.S. Department of Justice has subsequently served related subpoenas requesting documents concerning the Uranus and other vessels in the Company’s fleet and a number of witnesses have appeared before grand juries. In 2004 and the first quarter of 2005, the Company made a total provision of $10 million (including $4 million in the first quarter of 2005) for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation. The Company has been cooperating with the investigation since it started, including self-reporting to the government beginning in the second half of 2005 of possible additional violations of applicable environmental laws. Currently, management cannot reasonably estimate a range of fines and contributions associated with a possible settlement of the investigation of the Company, which fines and contributions could be higher than the amount accrued. Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved. On April 27, 2006, the chief engineer of one of the Company’s vessels was individually indicted for alleged record keeping violations and witness tampering, which alleged violations of law were reported by the Company to the government as part of the Company’s continuing cooperation with the investigation.

Item 6. Exhibits

See Exhibit Index on page 40.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 2006 and the related condensed consolidated statements of operations, cash flows and changes in shareholders’ equity for the three month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended not presented herein, and in our report dated February 23, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York

April 27, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date:	May 1, 2006	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date:	May 1, 2006	/s/ Myles R. Itkin
Myles R. Itkin
Senior Vice President, Chief Financial Officer and
Treasurer

EXHIBIT INDEX

3.1	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 12, 2006 and incorporated herein by reference).

10.1

Severance Protection Supplement to the Codification of Contract of Employment dated as of January 1, 2006 between OSG Ship Management (GR) Ltd., a subsidiary of the Registrant, and an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).

10.2

Severance Protection Supplement to the Service Agreement dated as of January 1, 2006 between SSL Services Ltd., a subsidiary of the Registrant, and an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).

10.3

Change of Control Protection Supplement to the Codification of Contract of Employment dated as of January 1, 2006 between OSG Ship Management (GR) Ltd., a subsidiary of the Registrant, and an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).

10.4

Change of Control Protection Supplement to the Service Agreement dated as of January 1, 2006 between SSL Services Ltd., a subsidiary of the Registrant, and an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).

10.5

Guaranty dated as of January 1, 2006 by the Registrant in favor of an executive officer relating to certain obligations of OSG Ship Management (GR) Ltd., a subsidiary of the Registrant (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).

10.6

Guaranty dated as of January 1, 2006 by the Registrant in favor of an executive officer relating to certain obligations of SSL Services Ltd., a subsidiary of the Registrant (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).

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