Form 10-Q
period 2006-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2006-08-08
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

Common Shares outstanding as of August 4, 2006 – 39,538,291

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$177,295	$188,588
Voyage receivables	124,527	157,334
Other receivables	55,665	22,202
Inventories and prepaid expenses	24,824	16,763
Total Current Assets	382,311	384,887
Capital Construction Fund	300,282	296,126
Vessels and other property, less accumulated depreciation of $432,206 and $383,587	2,108,682	2,288,481
Vessels held for sale	124,873	—
Vessels under Capital Leases, less accumulated amortization of $74,698 and $71,242	34,325	36,267
Deferred drydock expenditures, net	35,540	19,805
Total Vessels, Deferred Drydock and Other Property	2,303,420	2,344,553

Investments in Affiliated Companies	285,149	269,657
Other Assets	56,558	53,457
Total Assets	$3,327,720	$3,348,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$125,797	$105,173
Short-term debt and current installments of long-term debt	20,938	20,066
Current obligations under capital leases	7,300	6,968
Total Current Liabilities	154,035	132,207
Long-term Debt	732,159	923,612
Obligations under Capital Leases	38,072	42,043
Deferred Gain on Sale and Leaseback of Vessels	211,929	233,456
Deferred Federal Income Taxes ($104,816 and $113,255) and Other Liabilities	133,017	141,334

Shareholders’ Equity	2,058,508	1,876,028
Total Liabilities and Shareholders’ Equity	$3,327,720	$3,348,680

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Shipping Revenues:
Pool revenues including $12,129, $13,531, $25,693 and $27,490 received from a 50% owned company accounted for by the equity method	$133,002	$128,105	$326,107	$316,059
Time and bareboat charter revenues, including $4,679 and $9,358 in 2005 received from a 37.5% owned company accounted for by the equity method	68,252	65,965	139,100	135,876
Voyage charter revenues	29,499	44,314	56,572	61,856
	230,753	238,384	521,779	513,791
Operating Expenses:
Voyage expenses	14,449	9,786	25,366	18,006
Vessel expenses	53,876	44,272	102,791	88,072
Time and bareboat charter hire expenses, including $19,516 and $43,655 in 2006 paid to a 44.5% owned company accounted for by the equity method	38,056	26,022	81,227	51,823
Depreciation and amortization	35,860	40,090	70,214	76,449
General and administrative	23,070	15,516	47,081	31,537
Loss/(gain) on disposal of vessels	3,498	(13,174)	3,619	(26,076)
Total Operating Expenses	168,809	122,512	330,298	239,811
Income from Vessel Operations	61,944	115,872	191,481	273,980
Equity in Income of Affiliated Companies	4,516	12,664	11,328	30,337
Operating Income	66,460	128,536	202,809	304,317
Other Income	6,794	7,671	16,186	18,894
	73,254	136,207	218,995	323,211
Interest Expense	15,134	25,569	37,741	48,400
Income before Federal Income Taxes	58,120	110,638	181,254	274,811
Credit for Federal Income Taxes	(2,111)	(3,523)	(7,341)	(4,269)
Net Income	$60,231	$114,161	$188,595	$279,080
Weighted Average Number of Common Shares Outstanding:
Basic	39,536,097	39,447,473	39,526,087	39,441,276
Diluted	39,590,687	39,512,839	39,580,119	39,505,969
Per Share Amounts:
Basic net income	$1.52	$2.89	$4.77	$7.08
Diluted net income	$1.52	$2.89	$4.76	$7.06
Cash dividends declared	$0.50	$0.35	$0.675	$0.525

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$188,595	$279,080
Items included in net income not affecting cash flows:
Depreciation and amortization	70,214	76,449
Amortization of deferred gain on sale and leasebacks	(20,861)	(1,526)
Deferred compensation relating to restricted stock and stock option grants	1,900	844
Deferred federal income tax credit	(5,400)	(2,317)
Undistributed earnings of affiliated companies	7,045	(8,629)
Other – net	3,951	(3,784)
Items included in net income related to investing and financing activities:
Gain on sale of securities – net	(8,889)	(12,203)
Loss/(gain) on disposal of vessels	3,619	(26,076)
Payments for drydocking	(21,279)	(7,592)
Changes in operating assets and liabilities	18	(28,324)
Net cash provided by operating activities	218,913	265,922
Cash Flows from Investing Activities:
Expenditures for vessels, including $2,000 in 2006 related to vessels under construction	(5,394)	(1,215)
Proceeds from disposal of vessels	—	337,027
Acquisition of interest in affiliated company that owned four V-Pluses	—	(69,145)
Acquisition of Stelmar Shipping Ltd., net of cash acquired of $107,911	—	(742,433)
Expenditures for other property	(3,293)	(6,368)
Investments in and advances to affiliated companies	—	(7,486)
Distributions from affiliated companies	—	20,660
Other – net	(936)	15,562
Net cash (used in) investing activities	(9,623)	(453,398)
Cash Flows from Financing Activities:
Issuance of debt, net of issuance costs	48,663	781,268
Payments on debt and obligations under capital leases	(242,889)	(904,374)
Cash dividends paid	(16,807)	(13,805)
Issuance of common stock upon exercise of stock options	215	156
Other – net	(9,765)	(333)
Net cash (used in) financing activities	(220,583)	(137,088)
Net decrease in cash and cash equivalents	(11,293)	(324,564)
Cash and cash equivalents at beginning of year	188,588	479,181
Cash and cash equivalents at end of period	$177,295	$154,617

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

				Unearned Compensation Restricted Stock			Accumulated Other Comprehensive Income**
		Paid-in Additional Capital
	Common Stock*		Retained Earnings		Treasury Stock
					Shares	Amount		Total
Balance at January 1, 2006	$40,791	$199,570	$1,640,742	$—	1,341,718	$(17,019)	$11,944	$1,876,028
Net Income			188,595					188,595
Net Unrealized Holding Losses on Available-For-Sale Securities							(6,155)	(6,155)
Effect of Derivative Instruments							24,657	24,657
Minimum Pension Liability							(41)	(41)
Comprehensive Income								207,056 ***
Cash Dividends Declared			(26,691)					(26,691)
Deferred Compensation Related to Options Granted		756						756
Issuance of Restricted Stock Awards		(931)			(81,179)	931		—
Amortization of Restricted Stock Awards		1,144						1,144
Options Exercised and Employee Stock Purchase Plan		115			(7,850)	100		215
Balance at June 30, 2006	$40,791	$200,654	$1,802,646	$—	1,252,689	$(15,988)	$30,405	$2,058,508

Balance at January 1, 2005	$40,791	$199,054	$1,203,528	$(1,360)	1,391,280	$(17,579)	$1,938	$1,426,372
Reclassification upon adoption of FAS 123(R)		(1,360)		1,360				—
Net Income			279,080					279,080
Net Unrealized Holding Gains on Available-For-Sale Securities							5,654	5,654
Effect of Derivative Instruments							(3,565)	(3,565)
Minimum Pension Liability							148	148
Comprehensive Income								281,317 ***
Cash Dividends Declared			(20,709)					(20,709)
Deferred Compensation Related to Options Granted		378						378
Issuance of Restricted Stock Awards		(436)			(41,746)	436		—
Amortization of Restricted Stock Awards		466						466
Options Exercised and Employee Stock Purchase Plan		102			(4,262)	54		156
Tax Benefit Related to Options Exercised		112						112
Balance at June 30, 2005	$40,791	$198,316	$1,461,899	$—	1,345,272	$(17,089)	$4,175	$1,688,092

*                 Par value $1 per share; 120,000,000 shares authorized; and 40,790,759 shares issued at June 30, 2006 and December 31, 2005.

**          Amounts are net of tax.

***   Comprehensive income for the three month periods ended June 30, 2006 and 2005 was $65,899 and $109,473, respectively.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated statements of operations for the three and six months ended June 30, 2005 and the consolidated statement of cash flows for the six months ended June 30, 2005 have been reclassified to conform to the 2006 presentation of certain items.

Subsequent to the issuance of the March 31, 2006 Form 10-Q, the Company determined that it had inappropriately classified payments for drydocking as an investing activity rather than as an operating activity.  Management has concluded that such inappropriate classification was not material to cash flows from operating activities for any previously reported quarter or annual period or to trends for those periods affected or to a fair presentation of the Company’s financial statements for those periods.  Accordingly, the presentation of the consolidated statement of cash flows for the six months ended June 30, 2005 has been revised.

In the second quarter of 2006, the Company determined that it had inappropriately capitalized payments made in 2005 to cancel charterers’ purchase options.  Management has concluded that this was not material to the Company’s results of operations for any previously reported quarter or for the year ended December 31, 2005.  Accordingly, results for prior periods have not been restated.  Instead, the Company reduced vessels and other property in the consolidated balance sheet as of June 30, 2006 by approximately $2,100,000 and recorded a corresponding charge in the accompanying consolidated statements of operations for the three and six months ended June 30, 2006, representing the remaining unamortized balance of the amounts previously capitalized.

The consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue and expense recognition — Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed.  Voyage revenues and expenses are recognized ratably over the estimated length of each voyage and, therefore, are allocated between reporting periods based on the relative transit time in each period.  The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred.  OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Under voyage charters, expenses such as fuel, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time and bareboat charters, such voyage costs are paid by the Company’s customers. Operating expenses include voyage expenses.

For the Company’s vessels operating in the Tankers International LLC pool, the Aframax International pool and Panamax International Shipping Company Ltd., revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent basis in accordance with an agreed-upon formula.

Newly issued accounting standards — In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards Statement No. 5, “Accounting for Contingencies.”  FIN 48 applies to all tax positions related to incometaxes that are subject to FAS 109, including tax positions considered to be routine.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company believes that the adoption of FIN 48 will not have a material effect on its earnings or financial position.

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

The following pro forma financial information reflects the results for the six months ended June 30, 2005, of the Stelmar acquisition as if it had occurred on January 1, 2004, after giving effect to purchase accounting adjustments (in thousands, except per share amounts):

Pro forma shipping revenues	$533,047
Pro forma net income	$286,330
Pro forma per share amounts:
Basic	$7.26
Diluted	$7.25

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2004.  These results do not reflect any synergies that might be achieved from the combined operations.

Note C — Business and Segment Reporting:

In the first quarter of 2006, the Company revised its reportable segments in order to align them with the business units used in management reporting commencing in 2006. The Company now has three reportable segments: International Crude Tankers, International Product Carriers, and U.S. vessels. Segment information as of June 30, 2005 and for the three and six months ended June 30, 2005 has been reclassified to conform to the current presentation. Segment results are evaluated based on income from vessel operations before general and administrative expenses and gain/(loss) on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2006 and 2005 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended June 30, 2006:
Shipping revenues	$147,358	$58,386	$5,095	$19,914	$230,753
Time charter equivalent revenues	145,552	49,340	6,295	15,117	216,304
Depreciation and amortization	20,036	9,779	1,123	4,922	35,860
Loss on disposal of vessels	(1,310)	—	(88)	—	(1,398)
Income from vessel operations	74,277	10,881	1,840	1,514	88,512	*
Equity in income of affiliated companies	3,042	—	175	1,299	4,516
Investments in affiliated companies at June 30, 2006	162,586	—	119,534	3,029	285,149
Total assets at June 30, 2006	1,826,056	710,677	120,911	87,999	2,745,643

Six months ended June 30, 2006:
Shipping revenues	355,379	121,022	10,100	35,278	521,779
Time charter equivalent revenues	352,643	103,202	12,496	28,072	496,413
Depreciation and amortization	39,830	19,215	2,153	9,016	70,214
Loss on disposal of vessels	(1,431)	—	(88)	—	(1,519)
Income from vessel operations	204,052	31,415	3,651	3,063	242,181	*
Equity in income of affiliated companies	8,030	—	307	2,991	11,328
Expenditures for vessels	2,153	47	—	3,194	5,394
Payments for drydocking	3,477	10,315	—	7,487	21,279

Three months ended June 30, 2005:
Shipping revenues	149,560	58,924	5,220	24,680	238,384
Time charter equivalent revenues	147,164	53,169	6,845	21,420	228,598
Depreciation and amortization	25,158	8,910	803	5,219	40,090
Gain on disposal of vessels	11,500	—	—	1,674	13,174
Income from vessel operations	82,950	24,415	2,713	8,136	118,214	*
Equity in income of affiliated companies	10,941	—	(50)	1,773	12,664
Investments in affiliated companies at June 30, 2005	11,664	—	83,383	2,963	98,010
Total assets at June 30, 2005	2,153,775	728,589	84,427	99,316	3,066,107

Six months ended June 30, 2005:
Shipping revenues	354,170	102,566	10,626	46,429	513,791
Time charter equivalent revenues	348,811	92,675	13,129	41,170	495,785
Depreciation and amortization	47,845	16,607	1,667	10,330	76,449
Gain on disposal of vessels	11,506	12,896	—	1,674	26,076
Income from vessel operations	223,440	40,883	297	14,821	279,441	*
Equity in income of affiliated companies	27,310	—	(133)	3,160	30,337
Expenditures for vessels	797	183	—	235	1,215
Payments for drydocking	3,559	2,993	—	1,040	7,592

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

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005
Time charter equivalent revenues	$216,304	$228,598	$496,413	$495,785
Add: Voyage expenses	14,449	9,786	25,366	18,006
Shipping revenues	$230,753	$238,384	$521,779	$513,791

Consistent with general practice in the shipping industry, the Company uses time charter equivalent revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter.  Time charter equivalent revenues, a non-GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable GAAP measure, because it assists Company management in making decisions regarding the deployment and use of its vessels and in evaluating their financial performance.

Reconciliations of income from vessel operations of the segments to income before federal income taxes as reported in the consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005
Total income from vessel operations of all segments	$88,512	$118,214	$242,181	$279,441
General and administrative expenses	(23,070)	(15,516)	(47,081)	(31,537)
(Loss)/gain on disposal of vessels	(3,498)	13,174	(3,619)	26,076
Consolidated income from vessel operations	61,944	115,872	191,481	273,980
Equity in income of affiliated companies	4,516	12,664	11,328	30,337
Other income	6,794	7,671	16,186	18,894
Interest expense	(15,134)	(25,569)	(37,741)	(48,400)
Income before federal income taxes	$58,120	$110,638	$181,254	$274,811

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of June 30,	2006	2005
Total assets of all segments	$2,745,643	$3,066,107
Corporate cash and securities, including Capital Construction Fund	477,577	437,753
Other unallocated amounts	104,500	68,137
Consolidated total assets	$3,327,720	$3,571,997

Note D —Investments in Affiliated Companies:

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method.

As of June 30, 2006, the Company has a 44.5% interest in a company that owns seven International Flag vessels (three VLCCs and four Aframaxes) and a 49.9% interest in one joint venture that has four LNG Carriers under construction. In addition, the Company is a 50% partner in Panamax International Shipping Company Ltd., a commercial management arrangement, which is structured as a joint venture.

Double Hull Tankers, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering.  In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. Such sale reduced the Company’s interest in DHT to 44.5%.  As of June 30, 2006, the carrying amount of the investment in DHT was $159,776,000 (market value - $179,845,000). OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel.  The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such management agreements are cancelable by DHT upon 90 days notice.

The technical management fees earned by the Company, as well as the costs incurred in performing the required services under the management agreements, are included in vessel expenses.  A summary of amounts recognized in the consolidated statements of operations follows:

In thousands	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Technical management fees earned	$3,426	$6,815
Costs incurred in performing the required services	(4,214)	(8,267)
	$(788)	$(1,452)

OSG booked a gain on the sale and charter back of these vessels of $232,159,000 in the fourth quarter of 2005.  The gain was deferred for accounting purposes and is being recognized as a reduction of time charter hire expense over the initial charter periods.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of June 30, 2006, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During the first six months of 2006, the joint venture made $227,016,000 of progress payments. The aggregate unpaid costs of $499,435,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022. As of June 30, 2006, the joint venture has recorded an asset of $45,210,000 for the fair value of these swaps.  The Company’s share of such amount is included in accumulated other comprehensive income in the accompanying June 30, 2006 balance sheet.

A condensed summary of the results of operations of the equity method investments, excluding Panamax International, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005
Time charter equivalent revenues	$57,718	$61,875	$121,291	$147,498
Operating expenses	(44,471)	(41,904)	(88,843)	(87,348)
Gain on vessel disposals	—	11,349	—	11,349
Income from vessel operations	13,247	31,320	32,448	71,499
Other income	474	148	863	333
Interest expense *	(3,229)	(2,582)	(6,500)	(6,689)
Net income	$10,492	$28,886	$26,811	$65,143

*         Includes interest on subordinated loans payable to joint venture partners of $993 and $2,725 (three and six months ended June 30, 2005). The Company’s share of such interest is eliminated in recording the results of the joint ventures by the equity method.

Note E — Derivatives:

As of June 30, 2006, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $70,382,000 pursuant to which it pays fixed rates ranging from 4.7% to 5.4% and receives floating rates based on LIBOR (approximately 5.5% as of June 30, 2006). These agreements contain no leverage features and have maturity dates ranging from December 2008 to August 2014.

During the first quarter of 2006, the Company transferred a loss of $232,000 from accumulated other comprehensive income to other income in the accompanying statement of operations for interest rate swaps maturing in July 2006 with notional amounts totaling $199,000,000 that no longer qualify as effective cash flow hedges because the underlying debt was repaid.

As of June 30, 2006, the Company has recorded an asset of $629,000 related to the fair values of all of these swaps.

Note F — Debt:

In January 2005, the Company concluded two debt agreements aggregating $675,000,000.  The proceeds from these borrowings were used to fund the acquisition of Stelmar and refinance its debt.  One of the agreements was a $500,000,000 seven-year unsecured revolving credit agreement.  Borrowings under this facility bore interest at a rate based on LIBOR and the terms, conditions, and financial covenants contained therein were comparable to those contained in the Company’s then existing long-term facilities.  The other agreement was a $175,000,000 term loan secured by five Handysize Product Carriers.

The Company entered into a $1.8 billion seven-year unsecured revolving credit agreement in 2006 with a group of banks (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million).  Borrowings under this facility bear interest at a rate based on LIBOR.  The terms, conditions and financial covenants contained therein are generally more favorable than those contained in the Company’s then existing long-term facilities. In March 2006, in connection with entering into this credit agreement, the Company terminated all of its unsecured revolving credit facilities (long-term of $1,285,000,000 and short-term of $45,000,000) that existed prior thereto.

In June 2006, the Company amended floating rate secured term loans covering eight vessels.  The amendment provided additional borrowings of approximately $48,000,000, removed the encumbrance on one of the vessels, reduced the interest rate and extended the maturity dates of certain of the loans.

During the second quarter of 2006, the Company repurchased principal amounts of $23,885,000 of its 8.25% notes and $6,700,000 of its 8.75% debentures that are due in 2013.  Accordingly, the Company recognized a loss of $1,511,000 on the repurchased debt.

As of June 30, 2006, the Company had long-term unsecured credit availability of $1,800,000,000, all of which was unused. In addition, the Company has a short-term credit facility of $20,000,000, all of which was unused at June 30, 2006.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of June 30, 2006, approximately 17.5% of the net book value of the Company’s vessels, representing nine International Flag tankers is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $43,062,000 and $45,489,000 for the six months ended June 30, 2006 and 2005, respectively.

Note G — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations.  Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2006 and 2005. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures was required as of June 30, 2006 because the Company intends to indefinitely reinvest such earnings ($80,161,000 at June 30, 2006).  The unrecognized deferred U.S. income taxes attributable thereto approximated $28,100,000.

As of June 30,  2006, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $1,376,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $481,000,000.

The components of the federal income tax credits follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005
Current	$(100)	$(2,389)	$(1,941)	$(1,952)
Deferred	(2,011)	(1,134)	(5,400)	(2,317)
	$(2,111)	$(3,523)	$(7,341)	$(4,269)

Actual federal income taxes paid during the six months ended June 30, 2005 amounted to $93,009,000, of which $91,100,000 related to 2004.

Note H — Capital Stock and Stock Compensation:

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $300,000,000 worth of the Company’s common stock, from time-to-time.  Such purchases will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions.  As of June 30, 2006, there have been no purchases under this program.

In the first six months of 2006, the Company awarded a total of 83,411 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. At the dates of the awards, the fair market values of the Company’s stock ranged from $47.57 to $49.05 per share. Accordingly, $3,580,000 is being amortized to compensation expense over the vesting period of four years, using the straight-line method. In addition, options covering 154,686 shares were granted at $48.34 and $49.05 per share, the market prices at the dates of the grant, to certain of its employees and non-employee directors. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. Compensation expense is being recognized ratably over the three-year vesting period.

In the second quarter of 2006, the Company granted a total of 11,000 restricted stock units to certain of its non-employee directors.  Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member.  The restricted stock units vest upon the earlier of the first anniversary of the date of grant or the next annual meeting of the stockholders.  The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director.  The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.  At the date of the awards, the fair market value of the Company’s stock was $58.32 per share.  Accordingly, $642,000 is being amortized to compensation expense over one year, using the straight-line method.

In the second quarter of 2005, the Company granted a total of 10,000 restricted stock units to certain of its non-employee directors.  At the date of the awards, the fair market value of the Company’s stock was $59.69 per share.  Accordingly, $597,000 was amortized to compensation expense over one year, using the straight-line method.

In the first six months of 2005, the Company awarded a total of 41,746 shares of restricted common stock at no cost to certain of its employees, including senior officers.  At the dates of the awards, the fair market value of the Company’s stock ranged from $52.40 to $62.23 per share.  Accordingly, $1,808,000 is being amortized to compensation expense over the four year vesting period.  In addition, options covering 51,207 shares were granted to certain of its employees and non-employee directors, at $52.40 and $59.69 per share, the market prices at the dates of grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant dates.  Compensation expense is being recognized ratably over the three-year vesting period.

The weighted average grant-date fair values of options granted during the six months ended June 30, 2006 and 2005 were $18.04 and $19.79 per share, respectively.

Note I — Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, in the consolidated balance sheets follow:

In thousands as of	June 30, 2006	December 31, 2005
Unrealized gains on available-for-sale securities	$10,083	$16,238
Unrealized gains/(losses) on derivative instruments	23,222	(1,435)
Minimum pension liability	(2,900)	(2,859)
	$30,405	$11,944

Note J — Leases:

1.                   Charters-in:

As of June 30, 2006, the Company had commitments to charter-in 59 vessels. Fifty-six of such charter-ins are, or will be, accounted for as operating leases, of which 28 are bareboat charters and 28 are time charters.  The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:
Dollars in thousands at June 30, 2006	Amount	Operating Days
2006	$25,676	3,289
2007	63,442	6,791
2008	79,357	7,000
2009	85,200	5,242
2010	92,151	4,233
Thereafter	342,210	13,759
Net minimum lease payments	$688,036	40,314

Time Charters-in:
Dollars in thousands at June 30, 2006	Amount	Operating Days
2006	$68,409	2,725
2007	139,420	5,891
2008	146,489	6,425
2009	147,128	6,657
2010	139,844	6,376
Thereafter	343,944	19,761
Net minimum lease payments	$985,234	47,835

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under three bareboat charters-in that are classified as capital leases are as follows:

In thousands at June 30, 2006
2006	$5,142
2007	11,882
2008	11,888
2009	10,808
2010	9,692
Thereafter	8,102
Net minimum lease payments	57,514
Less amount representing interest	(12,142)
Present value of net minimum lease payments	$45,372

During the first six months of 2006, the Company entered into agreements to time charter-in six vessels, as follows:

•                  four Handysize Product Carriers for periods of between seven and ten years, which charters will commence upon the delivery of the vessels from the shipyards in 2008 and 2009; and

•                  a 30% participation in the three-year charters of two 2003-built Aframaxes, which charters commenced in the second quarter of 2006.

The charters for all six vessels are, or will be, classified as operating leases, and provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters.  The charters for two of the vessels provide the Company with an extension option.

2.              Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and bareboat charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at June 30, 2006	Amount	Revenue Days
2006	$137,718	6,313
2007	184,205	9,258
2008	130,984	5,983
2009	107,731	3,750
2010	84,365	1,819
Thereafter	181,784	3,855
Net minimum lease payments	$826,787	30,978

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

Charters on four vessels provide for profit sharing between the Company and the charterer when rates earned exceed a base rate defined in the agreements.  Certain of such agreements provide that profit sharing be determined annually on the anniversary of delivery of the vessels onto the charters.  Therefore, the Company’s share, if any, will not be recognized until the charter anniversary date.  Agreements on two of the four vessels also provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values.  As of June 30, 2006, the charterer has exercised its purchase option for one of the two vessels.

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

The components of the net periodic benefit cost for the Company’s domestic defined benefit pension, and postretirement health care and life insurance plans follow:

	Pension Benefits		Other Benefits
In thousands for the three months ended June 30,	2006	2005	2006	2005
Cost of benefits earned	$—	$466	$20	$18
Interest cost on benefit obligation	206	538	50	53
Expected return on plan assets	(457)	(627)	—	—
Amortization of prior-service costs	—	40	(60)	(64)
Amortization of transition obligation	—	—	5	5
Recognized net actuarial loss	4	63	2	14
Net periodic benefit cost	$(247)	$480	$17	$26

In thousands for the six months ended June 30,	2006	2005	2006	2005
Cost of benefits earned	$—	$932	$40	$36
Interest cost on benefit obligation	412	1,076	100	106
Expected return on plan assets	(914)	(1,253)	—	—
Amortization of prior-service costs	—	79	(121)	(127)
Amortization of transition obligation	—	—	10	10
Recognized net actuarial loss	7	126	4	28
Net periodic benefit cost	(495)	960	33	53
Loss on settlement	—	1,318	—	—
Net periodic benefit cost after settlement	$(495)	$2,278	$33	$53

There was no required contribution to the Company’s domestic defined benefit plan for the 2005 plan year, and the Company believes that there will be no required contribution for the 2006 plan year.

Note L — Other Income:

Other income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005
Investment income:
Interest and dividends	$4,506	$2,788	$9,335	$6,110
Gain on sale of securities and other investments	3,923	5,528	8,889	12,203
	8,429	8,316	18,224	18,313
Loss on repurchases of debt	(1,511)	—	(1,511)	—
Gain/(loss) on derivative transactions	(5)	91	(245)	292
Miscellaneous — net	(119)	(736)	(282)	289
	$6,794	$7,671	$16,186	$18,894

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

Note N — Legal Matters:

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the handling of waste oils and maintenance of books and records relating thereto on the Company’s International Flag Product Carrier, the Uranus. The U.S. Department of Justice has subsequently served related subpoenas and document requests concerning the Uranus and twelve other vessels in the Company’s fleet and a number of witnesses have appeared before grand juries. The Company has been cooperating with the investigation since it started, including self-reporting to the government beginning in the second half of 2005 of possible additional violations of applicable environmental laws disclosed by its own investigations with respect to six of the foregoing 13 vessels.

In connection with the U.S. Department of Justice investigation, on May 17, 2006, the chief engineer of the Company’s International Flag Aframax tanker, the Pacific Ruby, was indicted by a federal grand jury in the Eastern District of Texas for alleged violations of law concerning maintenance of books and records with respect to the handling of waste oils.  On July 19, 2006, the Company was named as a co-defendant with the chief engineer on the Pacific Ruby in a superseding indictment based on the same factual allegations. The maximum fine against the Company for each of the ten alleged violations with respect to the Pacific Ruby is $500,000.  A trial of the charges against the chief engineer and the Company is scheduled for October 2006.

On May 31, 2006, the chief engineer on the Company’s International Flag Panamax tanker, the Cabo Hellas, entered into a plea agreement with the United States Attorney’s Office for the Central District of California under which the chief engineer pled guilty to two counts of record keeping violations to resolve his indictment on April 27, 2006 on charges of record keeping violations and witness tampering.  The alleged violations were originally reported by the Company to the government in March 2006.  A sentencing hearing is scheduled for late August 2006.

In 2004 and the first quarter of 2005, the Company made a total provision of $10 million for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation.  The Company continues to cooperate with the government with the goal of reaching a comprehensive settlement of the investigation.  Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved. Management cannot reasonably estimate a range of fines and contributions associated with a possible settlement of the investigation, which fines and contributions could be substantially higher than the $10 million provision.

The Company has incurred costs of approximately $5,582,000 and $1,302,000 in the six months ended June 30, 2006 and 2005, respectively, in connection with the above investigation. Such costs have been included in general and administrative expenses.

Note O — Commitments:

As of June 30, 2006, the Company had remaining commitments of $231,200,000 on non-cancelable contracts for the construction of four Aframaxes, scheduled for delivery between August 2008 and May 2009. Unpaid costs are net of $2,000,000 of payments.

Note P — Vessel Sales:

During the six months ended June 30, 2006, the Company entered into agreements to sell two Aframaxes (Overseas Keymar and Pacific Sapphire) and one VLCC (Majestic Unity).  Delivery to the purchasers of all three vessels is expected to occur in the second half of 2006.  The Company has recorded an impairment loss of approximately $1,300,000 in the second quarter of 2006, with respect to the sale of one of such vessels and expects to recognize a gain of approximately $41,000,000 in the second half of 2006, upon delivery of the other two vessels to the purchasers.  All three vessels were classified as held for sale in the consolidated balance sheet as of June 30, 2006.

During the six months ended June 30, 2005, the Company sold two International Flag Panamax Product Carriers (Diane and Mary Ann), one U.S. Flag Crude Tanker (Overseas Chicago) and its International Flag Suezmax (Eclipse). In addition, during the six months ended June 30, 2005, the Company sold and chartered back four International Flag Handysize Product Carriers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet consists of 91 vessels aggregating 11.6 million dwt, including three vessels that have been chartered-in under capital leases, and 38 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 91 vessels, charters-in for ten U.S. Flag Product Carriers are scheduled to commence upon delivery of the vessels between 2006 and 2010 and charters-in for eight International Flag Product Carriers are scheduled to commence upon delivery of the vessels between 2006 and 2009. Four Aframax newbuilds are scheduled for delivery between August 2008 and May 2009 and four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest, bringing the total operating and newbuild fleet to 117 vessels.

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

Operations:

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenue are determined by market forces such as the supply and demand for oil, the distance over which cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy and level of OPEC’s exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapping.   The Company’s revenues are also affected by the mix of charters between spot

(Voyage Charter) and long-term (Time Charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Overview

Worldwide oil demand during the second quarter of 2006 was approximately 83.3 million barrels per day (“b/d”), an increase of 800,000 barrels per day, or 1.0%, compared with the second quarter of 2005. The increase in second quarter demand was centered in China where demand increased by 570,000 b/d, or 8.8%, and in the Middle East where demand grew by 330,000 b/d, or 5.4%. Demand in North America, the largest consuming area in the world, increased by 0.2% while demand in both OECD Europe and OECD Asia were down by 2.4% and 2.3%, respectively.

Worldwide oil demand for the first half of 2006 increased by 0.8% compared with the first six months of 2005. Demand declined in OECD countries primarily due to the warmer-than-normal temperatures in the U.S. Northeast during the first quarter of 2006 that reduced demand for heating oil. Demand growth in non-OECD areas rose by 3.3% as the robust economy in China increased product demand by 6.5%.  Strong demand growth in China should continue during the remainder of 2006 driven by an expected 10.2% increase in GDP. Moreover, the start-up of the Hainan refinery in Southern China in the second half of 2006 will result in additional tonne-mile demand for the Far East market.

Tanker supply increased by 2.8%, or 8.7 million dwt (4.1 million dwt during the first quarter and 4.6 million dwt in the second quarter) in the first half of 2006 from year-end 2005 levels.  While there was growth in all vessel categories, the highest percentage increase occurred in the Panamax sector, where tonnage increased by 8.0% since the beginning of the year.   VLCCs, on the other hand, experienced the lowest percentage growth at 1.8%.  This additional tonnage exerted downward pressure on TCE rates and is a key factor as to why rates during the first half of 2006 were lower than 2005 in all vessel categories except VLCCs.

Newbuilding vessel prices strengthened during the first six months, increasing by approximately 5% for crude tankers and by approximately 7% for Product Carriers from year-end 2005 levels. Shipyards are operating near full capacity and therefore have no imminent reason to reduce newbuilding prices. Prices for modern second hand vessels remained strong, holding about even with newbuilding prices as buyers remained willing to pay a premium for immediate delivery.

More-extensive-than-usual refinery maintenance programs, as well as unanticipated refinery downtime in the U.S., Japan and Aruba in the first half of 2006, had a negative impact on freight rates.   Crude tanker rates improved, however, during June as the peak refinery maintenance ended in the U.S. and Asia, and Iran began utilizing VLCC tankers as floating storage facilities, effectively increasing overall crude tanker utilization rates.

Lower refinery utilization rates in the U.S. combined with changes in gasoline and diesel specifications resulted in increased gasoline product imports. Product Carrier rates in the second quarter followed crude tanker rates, lower at the beginning of the quarter and higher at the end of the second quarter.

Geopolitical events continued to influence rates during the second quarter of 2006. The shut-in of approximately 500,000 b/d of production in Nigeria, as a result of continued attacks on its oil infrastructure, increasing concern over Iran’s nuclear capabilities and a forecast for another active hurricane season in the U.S. were supportive of tanker rates during the quarter.

The opening of the Baku-Tbilisi-Ceyhan (“B-T-C”) pipeline early in the third quarter provides a new outlet on the Mediterranean for light sweet Azeri crude oil, the flow of which will increase significantly in the next few years.  The first lifting of Azeri crude oil from Ceyhan was moved in an Aframax vessel to a Mediterranean refinery. Pipeline flow is currently estimated at about 200,000 b/d and is forecast to increase to 400,000 b/d by the end of 2006 and to 850,000 b/d by the end of 2007. This crude can be utilized in refineries in Europe (replacing declining North Sea production), on the U.S. East Coast (substituting for North Sea or Nigerian crudes) and in Asia where there is increased demand for light sweet crude oil to meet lower sulfur specifications.

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

International Flag VLCCs

	Spot Market TCE Rates
	VLCCs in the Arabian Gulf
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average	$40,800	$32,200	$52,000	$46,800
High	$76,700	$54,600	$119,000	$109,500
Low	$19,300	$13,100	$19,300	$13,100

Rates for VLCCs trading out of the Arabian Gulf in the second quarter of 2006 averaged $40,800 per day, an increase of 27% from the average for the second quarter of 2005, but 36% below the average for the first quarter of 2006. VLCC rates were highly volatile during the first half of this year. Rates peaked at $119,000 per day in early February as charterers tried to secure vessels for early crude oil movements from the Middle East to the West as tensions increased over Iran’s nuclear ambitions. A low point of $19,300 per day was reached during the second quarter reflecting the normal seasonal drop-off in demand in conjunction with the higher than usual global refinery maintenance that further reduced requirements for crude oil.

Arabian Gulf OPEC crude oil production in the second quarter of 2006 was approximately 21.0 million b/d, approximately 120,000 b/d above the levels of the same quarter last year but 100,000 b/d below first quarter 2006 levels primarily due to normal seasonal declines in demand.  Production increases benefited long-haul crude oil movements as they were centered in Kuwait, Qatar and UAE.

Imports of crude oil into China continue to increase. Crude imports that averaged 2.5 million b/d during the second quarter of 2005 increased to 2.9 million b/d in the second quarter of 2006.  Imports from West Africa during 2006, specifically from Angola, have more than doubled from 2005 levels.  Given the investments recently made by China in several West African countries, West Africa will continue to expand its role as a key source of supply for China, which will increase tonne-mile demand for VLCCs.

Refinery utilization rates in the U.S. averaged approximately 86% and 90% in the first and second quarters of 2006, respectively, compared with 88% and 93% during the same periods in 2005. Lower utilization rates during the first half of 2006 reflect high refinery maintenance levels and downtime in 2006 at refineries that incurred substantial damage from last year’s hurricanes. Because the peak maintenance season is now over, refinery utilization rates are forecast to be in the low- to-mid 90% range for the remainder of the year.

Increased demand for crude oil during the second half of 2006 will increase requirements for both short-haul and long haul crude imports.

The world VLCC fleet reached 485 vessels (141.9 million dwt) at June 30, 2006, an increase of eight vessels (2.4 million dwt) from the end of 2005. The VLCC orderbook increased by 48 vessels (14.7 million dwt) since the beginning of the year, including 17 vessels (5.1 million dwt) during the second quarter. The orderbook totals 140 vessels (42.6 million dwt) at June 30, 2006, equivalent to 30.0% of the existing VLCC fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates
	Aframaxes in the Caribbean
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average	$25,300	$28,400	$31,600	$32,700
High	$42,000	$49,000	$49,000	$65,000
Low	$13,000	$17,000	$13,000	$17,000

Rates for Aframaxes operating in the Caribbean during the second quarter of 2006 averaged $25,300 per day, a decrease of 11% from the average for the second quarter of 2005 and 33% below the average for the first quarter of 2006.   Lower rates during 2006 compared with 2005 reflected lower production levels in key Aframax loading areas (North Sea and Venezuela), lower refinery utilization, less weather and incident related delays and an increase in the Aframax fleet.

The downward trend in North Sea production continued in the second quarter as output declined 9% from the same year-ago quarter and 5% from the first quarter of 2006.  The North Sea tanker market became over-supplied when mild winter weather in the Baltic Sea area led to a repositioning of ice class vessels to the North Sea, effectively increasing available tonnage. Also, unlike last year, vessel collisions and groundings in the Dardanelles and Bosporus were not a factor in the second quarter of 2006, resulting in relatively softer rates in the Mediterranean this year.

Venezuelan production has decreased steadily since the middle of last year as oil field investments by major oil companies have declined due to uncertainty over the legal and tax situations in Venezuela, as the government is renegotiating contracts to increase their ownership interests and tax and royalty revenues. There has been a steady increase, however, in Brazil’s production from new offshore fields that have offset declines in Venezuelan production. Production levels are forecast to steadily increase in Brazil through 2007, which should increase tonne-mile demand from South America.

Aframax rates strengthened in June with an increase in refinery activity levels in the U.S., following an extensive period of maintenance.  An oil spill in the Lake Charles, Louisiana area, which caused tanker delays, kept rates firm into July.

The world Aframax fleet has expanded by 18 vessels (2.1 million dwt) since December 31, 2005 and reached 691 vessels (69.9 million dwt) at June 30, 2006. Deliveries were again much higher than deletions during the quarter, exerting downward pressure on freight rates. The Aframax orderbook increased to 188 vessels (20.6 million dwt) at June 30, 2006 from 153 vessels (16.7 million dwt) at the beginning of the year. The current orderbook now represents 29.5% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates
	Panamaxes – Crude and Residual Oils
	Caribbean to U.S. Atlantic Coast
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average	$21,200	$25,800	$23,800	$29,400
High	$29,000	$35,000	$34,000	$57,900
Low	$17,000	$10,000	$17,000	$10,000

Rates for Panamaxes that move crude and residual oils from the Caribbean to the U.S. Atlantic Coast averaged $21,200 per day during the second quarter of 2006, 18% below the corresponding quarter in 2005 and 20% below the previous quarter. Lower rates were primarily due to weaker demand and an increase in the Panamax fleet.

There was a significant drop in residual fuel oil demand in the U.S. during the first half of 2006. With natural gas prices below residual fuel oil prices, utilities with the capability to switch power-generating sources between fuel oil and natural gas opted for lower cost natural gas. This reduced import requirements, exacerbating the pressure on rates.

The world Panamax fleet at June 30, 2006 increased to 352 vessels (23.4 million dwt) from 326 vessels (21.6 million dwt) as of December 31, 2005. During the second quarter the fleet expanded by 19 vessels or 1.2 million dwt. The orderbook increased to 218 vessels (14.2 million dwt) at June 30, 2006 from 186 vessels (12.2 million dwt) at December 31, 2005. The current orderbook now represents 60.7% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates*
	Handysize Product Carriers in the Caribbean and trans-Atlantic
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average	$20,000	$21,300	$22,600	$24,700
High	$24,000	$31,800	$35,900	$33,000
Low	$15,300	$14,000	$15,300	$14,000

* Rates based on 60% trans-Atlantic and 40% Caribbean movements to the U.S.

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $20,000 per day during the second quarter of 2006, about 6% below average rates for the second quarter of 2005 and 21% lower than average rates for the first quarter of 2006.

Second quarter rates are typically below first quarter rates due to seasonally declining product demand as the Northern Hemisphere emerges from winter.

Handysize Product Carrier rates increased during June as an oil spill in the Lake Charles, Louisiana area caused tanker delays and a reduction in the production of gasoline at two refineries for approximately a one-week period. This disruption combined with a demand driven decrease in gasoline inventory levels resulted in an increase in rates to over $30,000 per day in the early part of the third quarter.

The world Handysize fleet showed only a modest increase during the first six months of 2006, growing to 536 vessels (22.3 million dwt) at June 30, 2006 from 527 vessels (21.8 million dwt) at December 31, 2005. The orderbook rose to 238 vessels (11.0 million dwt), equivalent to 49.2% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

Rates for Jones Act Product Carriers engaged in the U.S. coastwise product trade were approximately $42,500 per day during the second quarter, about the same level as in the first quarter of 2006, but below average rates for the second quarter of 2005. High refinery maintenance levels significantly decreased the number of cargoes lifted during the second quarter of 2006 and increased the waiting time for those vessels trading in the spot market. All four of OSG’s Jones Act Product Carriers are on time charter and were not affected by the downturn in rates.

The total Jones Act Product Carrier fleet consisted of 42 vessels (1.8 million dwt) as of June 30, 2006. Approximately 60% of this fleet is not double hull and will be phased out during the next nine years in accordance with OPA 90 regulations, including two vessels that will be phased out in 2006.  Some of the remaining 17 vessels could also be scrapped prior to 2015 based on the age profile of these vessels.  The Jones Act Product Carrier orderbook at June 30, 2006 consisted of ten vessels, all of which are to be delivered to OSG over a five-year period from 2006 to 2010.

Outlook

World oil demand for 2006 is forecast to increase by 1.5%, or 1.2 million b/d, over 2005 levels, compared with an increase in 2005 of just over 1.0 million b/d, or 1.3%, from 2004 levels.  Demand growth is forecast to accelerate in the second half of 2006 with expected year-over-year increases of 1.8% and 2.6% in the third and fourth quarters, respectively, and is largely driven by rising oil demand in China, India and the U.S. Additionally, the end of peak refinery maintenance in June 2006 should result in an increase in refining activity of almost 2 million b/d during the second half of 2006.

As non-OECD countries, such as China and India, widen their search to secure oil supplies, there will be additional fixtures from such long haul sources as West and North Africa and the Caribbean, boosting tonne-mile demand. It is also expected that clean Product Carrier rates will be supported by increased product demand in the U.S. and Asia.

Freight rates remain highly sensitive to severe weather patterns and geopolitical events.  Should powerful hurricanes again cripple the energy infrastructure in the U.S. Gulf, U.S. import requirements would likely rise and tanker demand could increase sharply. That could have a pronounced effect on freight rates for both for crude and clean tankers depending on the extent to which upstream and downstream facilities are affected.  Geopolitical events, such as ongoing violence in Nigeria’s oil producing Niger delta, escalating tensions with Iran and regional conflicts in the Middle East, could also precipitate changes in supply patterns that could significantly impact rates.

The forecast growth in tanker supply during 2006 of 5% to 7% may limit potential increases in freight rates. Increases in fleet size are forecast in all vessel categories, with the highest increases for the Panamax and Product Carrier sectors.

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

For the Company’s vessels operating in the Tankers International pool, the Aframax International pool and Panamax International Shipping Company Ltd., revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent basis in accordance with an agreed-upon formula.  The pools may enter into contracts that earn either voyage charter revenue or time charter revenue. Each of the pools follow the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a Charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

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

As of June 30, 2006, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $71,200,000 and an aggregate fair value of $87,084,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of June 30, 2006 were $807,000.  None of the securities with unrealized losses as of June 30, 2006 had a fair value that had been materially below its carrying value for more than six months.

Income from Vessel Operations:

During the second quarter of 2006, TCE revenues decreased by $12,294,000, or 5%, to $216,304,000 from $228,598,000 in the second quarter of 2005.  During the second quarter of 2006, approximately 65% of the Company’s TCE revenues were derived in the spot market compared with 60% in the second quarter of 2005.  In the second quarter of 2006, approximately 35% of TCE revenues were generated from time or bareboat charters (“term”) compared with 40% in the second quarter of 2005.  During the six months ended June 30, 2006, TCE revenues increased marginally by $628,000, or less than 1%, to $496,413,000 from $495,785,000 in the first six months of 2005.  In the first six months of 2006, approximately 69% of the Company’s TCE revenues were derived in the spot market compared with 67% in the first six months of 2005.  In the first six months of 2006, approximately 31% of TCE revenues were generated from term charters compared with 33% in the first six months of 2005.  The above information is based, in part, on information provided by the pools or commercial joint ventures in which OSG participates.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the second quarter of 2006, income from vessel operations decreased by $53,928,000, or 47%, to $61,944,000 from $115,872,000 in the second quarter of 2005. During the first six months of 2006, income from vessel operations decreased by $82,499,000, or 30%, to $191,481,000 from $273,980,000 in the first six months of 2005. See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations.  Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

	Three Months Ended June 30,		Six Months Ended June 30,
International Crude Tankers (dollars in thousands)	2006	2005	2006	2005
TCE revenues	$145,552	$147,164	$352,643	$348,811
Vessel expenses	(23,611)	(22,594)	(47,367)	(43,382)
Time and bareboat charter hire expenses	(27,628)	(16,462)	(61,394)	(34,144)
Depreciation and amortization	(20,036)	(25,158)	(39,830)	(47,845)
Income from vessel operations (a)	$74,277	$82,950	$204,052	$223,440
Average daily TCE rate	$35,431	$35,181	$43,970	$43,471
Average number of vessels (b)	30.0	39.6	30.0	38.0
Average number of vessels chartered in under operating leases	15.5	7.4	15.4	7.1
Number of revenue days (c)	4,108	4,183	8,020	8,024
Number of ship-operating days:(d)
Owned vessels	2,730	3,607	5,430	6,877
Vessels bareboat chartered-in under operating leases	364	182	724	322
Vessels time chartered-in under operating leases	1,042	490	2,060	955

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

Daily TCE rates earned by certain classes of vessels operating in the International Crude Tankers segment for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
VLCCs	$49,036	$48,881	$63,843	$65,466
Aframaxes	26,729	29,891	32,184	33,605
Panamaxes	26,048	23,819	27,566	25,364

Revenue days for the above classes of vessels for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
VLCCs	1,633	1,534	3,265	3,006
Aframaxes	1,479	1,561	2,841	3,084
Panamaxes	996	999	1,914	1,766

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2006 and 2005 between spot and time charter rates. The information for VLCCs, Aframaxes and Panamaxes is based, in part, on information provided by the pools or commercial joint ventures in which they participate.

	2006		2005
Three months ended June 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs:(a)
Average rate	$49,036	—	$48,881	—
Revenue days	1,633	—	1,534	—
Aframaxes:
Average rate	$26,468	$27,590	$32,234	$24,800
Revenue days	1,142	337	1,069	492

Panamaxes:
Average rate	$26,224	$25,895	$28,938	$19,572
Revenue days	450	546	453	546

(a)          Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the three months ended June 30, 2005 would have been $48,133 per day.

	2006		2005
Six months ended June 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs:(a)
Average rate	$63,843	—	$65,878	$28,293
Revenue days	3,265	—	2,973	33
Aframaxes:
Average rate	$33,672	$27,279	$37,013	$24,966
Revenue days	2,179	662	2,212	872

Panamaxes:
Average rate	$29,961	$25,738	$33,731	$18,436
Revenue days	831	1,083	800	966

(a)          Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the six months ended June 30, 2006 and 2005 would have been $64,023 and $65,084 per day, respectively.

During the second quarter of 2006, TCE revenues for the International Crude Tankers segment decreased by $1,612,000, or 1%, to $145,552,000 from $147,164,000 in the second quarter of 2005. This decrease resulted principally from decreases in the daily TCE rates earned and in revenue days for Aframaxes (reflecting the sale of the Bravery and the redelivery of a time chartered-in vessel subsequent to June 30, 2005).  These decreases were partially offset by increases in the daily TCE rates earned on Panamaxes and in revenue days for VLCCs (reflecting the inclusion of two V-Pluses commencing from June 1, 2005). TCE revenues for the second quarter of 2005 reflect a gain of $1,178,000 generated by forward freight agreements.

Vessel expenses increased by $1,017,000 to $23,611,000 in the second quarter of 2006 from $22,594,000 in the prior year’s second quarter due to an increase in daily vessel expenses, partially offset by a decrease in operating days. Operating days decreased as a result of the sale and leaseback of three VLCCs and four Aframaxes (see discussion of “Sale of Seven Tankers to Double Hull Tankers”) in the

fourth quarter of 2005. Average daily vessel expenses increased by $1,413 per day in the 2006 quarter compared with the second quarter of 2005.  This change was principally attributable to increases in crew costs, cost of lubricating oils, environmental costs and stores and spares. Time and bareboat charter hire expenses increased by $11,166,000 to $27,628,000 in the second quarter of 2006 from $16,462,000 in the second quarter of 2005 as a result of the sale and leaseback of two Panamaxes (Overseas Polys and Overseas Cleliamar) and the seven vessels discussed above, subsequent to June 30, 2005. The charter in agreements for seven VLCCs and four Aframaxes (including the vessels chartered back from DHT) provide for profit sharing with the vessels’ owners when TCE rates exceed the base rates in the charters. Depreciation and amortization decreased by $5,122,000 to $20,036,000 from $25,158,000 in the second quarter of 2005 principally because of the sale of the vessels discussed above.

During the first six months of 2006, TCE revenues for the International Crude Tankers segment increased by $3,832,000, or 1%, to $352,643,000 from $348,811,000 in the first six months of 2005 principally attributable to increases in revenue days for VLCCs and Panamaxes and in the daily TCE rate earned by Panamaxes. These increases were partially offset by decreases in revenue days for Aframaxes and in the daily TCE rates earned by VLCCs and Aframaxes. TCE revenues for the first six months of 2006 reflect a loss of $611,000 generated by forward freight agreements compared with a gain of $1,178,000 in the first six months of 2005.

Vessel expenses increased by $3,985,000 to $47,367,000 in the first six months of 2006 from $43,382,000 in the first six months of the prior year due to an increase in daily vessel expenses of $1,435 per day, partially offset by a decrease in operating days, as discussed above.  The increase in average daily vessel expenses was principally attributable to increases in crew and environmental costs and the timing of delivery of stores, spares and lubricating oils. Time and bareboat charter hire expenses increased by $27,250,000 to $61,394,000 in the first six months of 2006 from $34,144,000 in the first six months of 2005 as a result of the sale and leaseback of nine vessels subsequent to June 30, 2005. Depreciation and amortization decreased by $8,015,000 to $39,830,000 from $47,845,000 in the first six months of 2005 principally as a result of the sale of vessels discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
International Product Carriers (dollars in thousands)	2006	2005	2006	2005
TCE revenues	$49,340	$53,169	$103,202	$92,675
Vessel expenses	(21,933)	(13,694)	(40,063)	(24,382)
Time and bareboat charter hire expenses	(6,747)	(6,150)	(12,509)	(10,803)
Depreciation and amortization	(9,779)	(8,910)	(19,215)	(16,607)
Income from vessel operations	$10,881	$24,415	$31,415	$40,883
Average daily TCE rate	$18,796	$19,966	$19,752	$18,840
Average number of vessels	18.0	18.0	18.0	16.9
Average number of vessels chartered in under operating leases	12.5	12.0	12.2	10.7
Number of revenue days	2,625	2,663	5,225	4,919
Number of ship-operating days
Owned vessels	1,638	1,638	3,258	3,062
Vessels bareboat chartered-in under operating leases	1,092	1,092	2,172	1,936
Vessels time chartered-in under operating leases	41	—	41	—

Daily TCE rates earned by the classes of vessels operating in the International Product Carriers segment for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Panamax Product Carriers	$19,531	$57,863	$22,104	$34,340
Handysize Product Carriers	18,742	17,186	19,578	17,431

Revenue days for the above classes of vessels for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Panamax Product Carriers	179	182	359	410
Handysize Product Carriers	2,446	2,481	4,866	4,509

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2006 and 2005 between spot and time charter rates.

	2006		2005
Three months ended June 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	—	$19,531	—	$57,863
Revenue days	—	179	—	182

Handysize Product Carriers: (a)
Average rate	$24,462	$17,871	$27,351	$16,235
Revenue days	643	1,803	290	2,191

(a) Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the three months ended June 30, 2006 would have been $25,985 per day.

	2006		2005
Six months ended June 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	—	$22,104	$13,595	$37,554
Revenue days	—	359	55	355

Handysize Product Carriers: (a)
Average rate	$27,618	$18,243	$27,091	$16,674
Revenue days	1,139	3,727	475	4,034

(a) Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the six months ended June 30, 2006 would have been $28,185 per day.

During the second quarter of 2006, TCE revenues for the International Product Carriers segment decreased by $3,829,000, or 7%, to $49,340,000 from $53,169,000 in the second quarter of 2005 principally as a result of a decrease in the profit sharing recognized on the two Panamaxes, partially offset by an increase in the average daily TCE rate earned by the Handysize Product Carriers. Revenue days reflect an increase of 78 days in which vessels were out of service due to drydocking and repairs. TCE revenues for the second quarter of 2006 reflect a loss of $976,000 generated by forward freight agreements.

Vessel expenses increased by $8,239,000 to $21,933,000 in the second quarter of 2006 from $13,694,000 in the prior year’s second quarter due to additional costs incurred in connection with the three reflagged vessels discussed below and an increase in average daily vessel expenses of $1,557 per day for the remaining Product Carriers.   The increase in average daily vessel expenses was attributable to increases in crew and environmental costs and the timing of delivery of spares and lubricating oils.  Time and bareboat charter hire expenses increased by $597,000 to $6,747,000 in the second quarter of 2006 from $6,150,000 in the second quarter of 2005 due to the inclusion of a Handysize Product Carrier that was time chartered-in on a short-term basis in May 2006. Depreciation and amortization increased by $869,000 to $9,779,000 in the second quarter of 2006 from $8,910,000 in the second quarter of 2005 due to increased amortization associated with vessels that drydocked subsequent to June 30, 2005.

During the first six months of 2006, TCE revenues for the International Product Carriers segment increased by $10,527,000, or 11%, to $103,202,000 from $92,675,000 in the first six months of 2005. This increase in TCE revenues resulted from an increase of 306 revenue days and an increase in the average TCE rates earned by the Handysize Product Carriers and is net of a reduction in the profit sharing recognized on the two Panamaxes. Revenue days increased due to the Stelmar acquisition, which added 24 Handysize and two Panamax Product Carriers to the Company’s fleet in January 2005, partially offset by an increase of 166 days in which vessels were out of service due to drydocking and repairs, as well as a reduction of 88 revenue days due to the sale of the Mary Ann and Diane in the first quarter of 2005. TCE revenues for the first six months of 2006 reflect a loss of $645,000 generated by forward freight agreements.

Vessel expenses increased by $15,681,000 to $40,063,000 in the first six months of 2006 from $24,382,000 in the first six months of the prior year due to an increase in operating days attributable to the Stelmar acquisition, additional costs incurred in connection with the three reflagged vessels discussed below and an increase in average daily vessel expenses for the rest of the Product Carrier fleet. The increase in average daily vessel expenses of $1,224 per day was principally attributable to increases in crew and environmental costs and the timing of delivery of spares and lubricating oils. Time and bareboat charter hire expenses increased by $1,706,000 to $12,509,000 in the first six months of 2006 from $10,803,000 in the first six months of 2005 principally due to the addition of eight bareboat charters obtained in the Stelmar acquisition, which are being accounted for as operating leases, the sale and leaseback of four Handysize Product Carriers in January 2005 and the inclusion of a Handysize Product Carrier that was time chartered-in on a short-term basis. Depreciation and amortization increased by $2,608,000 to $19,215,000 in the first six months of 2006 from $16,607,000 in the same period of 2005 due to the addition of vessels from the Stelmar acquisition and increased amortization associated with vessels that drydocked subsequent to June 30, 2005, partially offset by the sale of four Handysize and two Panamax Product Carriers in the first quarter of 2005.

The Company reflagged three (the Overseas Ambermar and the Overseas Maremar in September 2005 and the Overseas Luxmar in October 2005) Handysize Product Carriers under the U.S. Flag and entered them in the U.S. Maritime Security Program (the “Program”).  Under the Program, the Company receives approximately $2.6 million per year for each of these vessels.  Such subsidy is intended to offset the increased cost incurred by such vessels because of operating under the U.S. Flag.

	Three Months Ended June 30,		Six Months Ended June 30,
Other International (dollars in thousands)	2006	2005	2006	2005
TCE revenues (a)	$6,295	$6,845	$12,496	$13,129
Vessel expenses	(166)	(444)	(392)	(5,322)
Time and bareboat charter hire expenses	(3,166)	(2,885)	(6,300)	(5,843)
Depreciation and amortization	(1,123)	(803)	(2,153)	(1,667)
Income from vessel operations	$1,840	$2,713	$3,651	$297
Average daily TCE rate (a)	$26,603	$27,513	$26,526	$28,116
Average number of vessels chartered in under operating leases	2.0	2.1	2.0	2.1
Number of revenue days	182	181	362	361
Number of ship-operating days, vessels time chartered-in under operating leases	182	193	362	386

(a)          TCE revenues include inter-segment commercial management fees of $1,455 and $1,862 for the three months ended June 30, 2006 and 2005, respectively, and $2,894 and $2,976 for the six months ended June 30, 2006 and 2005, respectively.  Such amounts have been excluded in the calculation of the average daily TCE rates.

As of June 30, 2006, the Company operated two International Flag Dry Bulk Carriers. The two Dry Bulk Carriers commenced three-year time charters in early 2004. Vessel expenses in the first six months of 2005 included a $4,000,000 increase in the reserve for the U.S. Department of Justice investigation and a $865,000 increase in the reserve for the settlement of certain crew benefits (principally related to years prior to 2004).

	Three Months Ended June 30,		Six Months Ended June 30,
U. S. Segment (dollars in thousands)	2006	2005	2006	2005
TCE revenues	$15,117	$21,420	$28,072	$41,170
Vessel expenses	(8,166)	(7,541)	(14,969)	(14,987)
Time and bareboat charter hire expenses	(515)	(524)	(1,024)	(1,032)
Depreciation and amortization	(4,922)	(5,219)	(9,016)	(10,330)
Income from vessel operations	$1,514	$8,136	$3,063	$14,821
Average daily TCE rate	$24,461	$23,616	$24,755	$23,352
Average number of vessels	5.0	8.0	5.0	8.0
Average number of vessels chartered in under operating leases	2.0	2.0	2.0	2.0
Number of revenue days	618	907	1,134	1,763
Number of ship-operating days:
Owned vessels	455	726	905	1,446
Vessels bareboat chartered-in under operating leases	182	182	362	362

As of June 30, 2006, the U.S. segment consisted of the following:

•                  four Product Carriers, which are on time or bareboat charter;

•                  one Pure Car Carrier, which is on time charter; and

•                  two Bulk Carriers that transport U. S. foreign aid grain cargoes on voyage charters.

During the second quarter of 2006, TCE revenues for the U.S. segment decreased by $6,303,000, or 29%, to $15,117,000 from $21,420,000 in the second quarter of 2005. This decrease in TCE revenues principally resulted from a decrease of 271 revenue days due to the sale of the three remaining Crude Tankers. Vessel expenses increased in the second quarter of 2006 by $625,000 to $8,166,000 from $7,541,000 in the second quarter of 2005.  This change was principally attributable to increases in crew costs and repairs.  Depreciation and amortization decreased by $297,000 to $4,922,000 in the second quarter of 2006 from $5,219,000 in the second quarter of 2005 due to the sale of the three Crude Tankers discussed above, partially offset by an increase in amortization attributable to vessels that drydocked in the first quarter of 2006.

During the first six months of 2006, TCE revenues for the U.S. segment decreased by $13,098,000, or 32%, to $28,072,000 from $41,170,000 in the first six months of 2005. This decrease in TCE revenues resulted from a decrease of 541 revenue days due to the sale of the three remaining Crude Tankers and an increase in drydock and repair days of 71 during which vessels were out of service. The reduction in revenue days was partially offset by an increase in the average daily TCE rate. Vessel expenses decreased marginally in the first six months of 2006 by $18,000 to $14,969,000 from $14,987,000 in the first six months of 2005.  Average daily vessel expenses were unchanged in the first six months of 2006 compared with the comparable period of 2005.   Depreciation and amortization decreased by $1,314,000 to $9,016,000 in the first six months of 2006 from $10,330,000 in the first six months of 2005 due to the sale of the three Crude Tankers, partially offset by an increase in amortization attributable to vessels that drydocked in the first quarter of 2006.

General and Administrative Expenses

During the second quarter of 2006, general and administrative expenses increased by $7,554,000 to $23,070,000 from $15,516,000 in the second quarter of 2005 principally because of the following:

•                  an increase in cash compensation expense of approximately $4,800,000 in 2006, including $3,400,000 attributable to the recognition of the targeted cash incentive compensation ratably over 2006, whereas in prior years such incentive compensation was recognized in the fourth quarter;

•                  an increase in compensation related to stock options and restricted stock of $492,000;

•                  costs of $3,100,000 incurred during the second quarter of 2006, compared with $696,000 during the second quarter of 2005, in connection with certain investigations by the U.S. Department of Justice (see Note N); and

•                  an increase in legal, accounting and consulting services of approximately $800,000.

These increases were partially offset by:

•                  integration costs of $717,000 incurred in 2005 in connection with the acquisition of Stelmar.

During the first six months of 2006, general and administrative expenses increased by $15,544,000 to $47,081,000 from $31,537,000 in the first six months of 2005 principally because of the following:

•                  an increase in cash compensation expense of approximately $9,400,000 in 2006, including $6,800,000 attributable to the recognition of the targeted cash incentive compensation ratably over 2006, whereas in prior years such incentive compensation was recognized in the fourth quarter;

•                  an increase in compensation related to stock options and restricted stock of $1,056,000;

•                  costs of $5,582,000 incurred during the first six months of 2006, compared with $1,302,000 during the first six months of 2005, in connection with certain investigations by the U.S. Department of Justice; and

•                  an increase in legal, accounting and consulting services of approximately $2,600,000.

These increases were partially offset by:

•                 severance related payments of $1,150,000 and settlement losses of $1,318,000 recognized in the first six months of 2005 in connection with the retirement of a senior officer in January 2005; and

•                 integration costs of $819,000 incurred in 2005 in connection with the acquisition of Stelmar.

Equity in Income of Affiliated Companies:

During the second quarter of 2006, equity in income of affiliated companies decreased by $8,148,000 to $4,516,000 from $12,664,000 in the second quarter of 2005.  During the first six months of 2006, equity in income of affiliated companies decreased by $19,009,000 to $11,328,000 from $30,337,000 in the first six months of 2005.  As a result of the 2005 sales of the Front Tobago (a VLCC in which the Company held a 30% joint venture interest) and the Compass I (an Aframax in which OSG held a 50% joint venture interest) and the Company’s purchase of its partner’s 50.1% interest in a joint venture that owned four V-Pluses, the only operating vessels held in companies accounted for by the equity method during the three and six months ended June 30, 2006 were those held through DHT.  All of DHT’s vessels are on time charters, with profit sharing.  In comparison, during the three and six months ended June 30, 2005, all of the revenue days resulted from vessels operating in the spot market.

As a result of the V-Plus transaction, two of the four V-Pluses are now included in the International Crude Tankers segment.

The following table is a summary of the Company’s interest in its vessel owning equity method investments, excluding ATC (see discussion below), and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are averages as of June 30, 2006 and 2005. The Company’s actual ownership percentages ranged from 30% to 50%.

	2006		2005
Three months ended June 30,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
V-Pluses operating in the spot market	—	0.0%	122	0.0%
VLCCs operating in the spot market	—	0.0%	27	30.0%
VLCCs operating on long-term charters	121	44.5%	—	0.0%
Aframax operating in the spot market	—	0.0%	10	0.0%
Aframaxes operating on long-term charters	155	44.5%	—	0.0%
Total	276	44.5%	159	30.0%

	2006		2005
Six months ended June 30,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
V-Pluses operating in the spot market	—	0.0%	301	0.0%
VLCCs operating in the spot market	—	0.0%	54	30.0%
VLCCs operating on long-term charters	241	44.5%	—	0.0%
Aframax operating in the spot market	—	0.0%	53	0.0%
Aframaxes operating on long-term charters	313	44.5%	—	0.0%
Total	554	44.5%	408	30.0%

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP.  ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards.  Such income is included in the U.S. segment.

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest before impact of swaps and capitalized interest	$16,343	$24,352	$39,310	$45,434
Impact of swaps	57	2,060	832	4,843
Capitalized interest	(1,266)	(843)	(2,401)	(1,877)
Interest expense	$15,134	$25,569	$37,741	$48,400

Interest expense decreased by $10,435,000 to $15,134,000 in the second quarter of 2006 from $25,569,000 in the second quarter of 2005 as a result of a reduction in the average amount of debt outstanding of $790,000,000 (substantially all of which was floating rate debt), partially offset by an increase in the average rate paid on floating rate debt of 160 basis points to 5.5% from 3.9% in the comparable quarter of 2005. The impact of floating-to-fixed interest rate swaps increased interest expense by $57,000 in the second quarter of 2006 compared with an increase of $2,060,000 in the second quarter of 2005. Interest capitalized in 2006 and 2005 relates principally to amounts advanced by the Company to a 49.9% owned joint venture constructing four LNG Carriers. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at June 30, 2006 and 2005 was 6.8% and 5.6%, respectively. Such rates take into consideration related interest rate swaps.

Interest expense decreased by $10,659,000 to $37,741,000 in the first six months of 2006 from $48,400,000 in the first six months of 2005 as a result of a reduction in the average amount of debt outstanding of $674,000,000 (substantially all of which was floating rate debt), partially offset by the inclusion in interest expense of a $4,800,000 write off of the unamortized balance of deferred finance charges for terminated credit facilities and the impact of an increase in the average rate paid on floating rate debt of 160 basis points to 5.3% from 3.7% in the comparable period of 2005. The impact of floating-to-fixed interest rate swaps increased interest expense by $832,000 in the first six months of 2006 compared with an increase of $4,843,000 in the first six months of 2005.

Federal Income Tax Credits:

The income tax credits for the three and six months ended June 30, 2006 and 2005 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries. On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  Because the Company intends to permanently reinvest these earnings in foreign operations, no provision for U.S. income taxes on the earnings from shipping operations of its foreign subsidiaries is required commencing in 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$60,231	$114,161	$188,595	$279,080
Credit for federal income taxes	(2,111)	(3,523)	(7,341)	(4,269)
Interest expense	15,134	25,569	37,741	48,400
Depreciation and amortization	35,860	40,090	70,214	76,449
EBITDA	$109,114	$176,297	$289,209	$399,660

Newly Issued Accounting Standard:

In June 2006, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards Statement No. 5, “Accounting for Contingencies.”  FIN 48 applies to all tax positions related to income taxes that are subject to FAS 109, including tax positions considered to be routine.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company believes that the adoption of FIN 48 will not have a material effect on its earnings or financial position.

Liquidity and Sources of Capital:

Working capital at June 30, 2006 was approximately $228,000,000 compared with $253,000,000 at December 31, 2005. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $300,000,000 at June 30, 2006.  Net cash provided by operating activities in the first six months of 2006 was $219,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2006) compared with $266,000,000 in the first six months of 2005. Net cash provided by operating activities in the first six months of 2005 reflected $91,100,000 of payments with respect to 2004 federal income taxes. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to June 30, 2006, compared with the actual TCE rates achieved during the first six months of 2006, will have a negative comparative impact on the amount of cash provided by operating activities.

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $300,000,000 worth of the Company’s common stock, from time-to-time, in the open market.  Such purchases will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions.  As of June 30, 2006, there have been no purchases under this program.

The Company periodically evaluates transactions that may result in either the sale or the sale and leaseback of certain vessels in its fleet, which could increase liquidity.

The Company entered into a $1.8 billion seven-year unsecured revolving credit agreement in 2006 with a group of banks (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million). Borrowings under this facility bear interest at a rate based on LIBOR. The terms, conditions and financial covenants contained therein are generally more favorable than those contained in the Company’s then existing long-term facilities. In March 2006, in connection with entering into this credit agreement, the Company terminated all of its unsecured revolving credit facilities (long-term of $1,285,000,000 and short-term of $45,000,000) that existed prior thereto.

In June 2006, the Company amended floating rate secured term loans covering eight vessels.  The amendment provided additional borrowings of approximately $48,000,000, removed the encumbrance on one of the vessels, reduced the interest rate and extended the maturity dates of certain of the loans.

The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure the senior unsecured notes equally and comparably with any other unsecured indebtedness in the event OSG is required to secure such debt.

As of June 30, 2006, OSG had $1,800,000,000 of long-term unsecured credit availability, all of which was unused. The Company’s one long-term revolving credit facility matures as follows: $150,000,000 (2011), $150,000,000 (2012) and $1,500,000,000 (2013). In addition, the Company also has a $20,000,000 short-term credit facility, all of which was unused at June 30, 2006.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of June 30, 2006.  The financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Because a portion of OSG’s debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company’s ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of June 30, 2006, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $512,636,000. Such debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of June, 2006, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During the first six months of 2006, the joint venture made $227,016,000 of progress payments. The aggregate unpaid costs of $499,435,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as June 30, 2006 follows (in thousands):

	Balance of 2006	2007	2008	2009	2010	Beyond 2010	Total
Debt (1)	$37,166	$73,250	$72,027	$70,312	$69,610	$945,965	$1,268,330
Obligations under capital leases (1)	5,142	11,882	11,888	10,808	9,692	8,102	57,514
Operating lease obligations (chartered-in vessels) (2)	94,085	202,862	225,845	232,328	231,995	686,155	1,673,270
Newbuilding installments (3)	45,778	80,111	93,289	12,022	—	—	231,200

(1)   Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt ($309,415 as of June 30, 2006) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at June 30, 2006 of 5.5%.  The Company has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management’s interest-rate outlook at various times.  These agreements contain no leverage features and have various maturity dates from December 2008 to August 2014.  As of June 30, 2006, the interest rate swaps effectively convert the Company’s interest rate exposure on $70,382 from a floating rate based on LIBOR to an average fixed rate of 6.0%.

(2)   As of June 30, 2006, the Company had charter-in commitments for 56 vessels on leases that are, or will be, accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options.

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

Ratios of Earnings to Fixed Charges

The ratios of earnings to fixed charges for the six months ended June 30, 2006 and 2005 were 4.3x and 5.4x, respectively.  The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges.  Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

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

The Company uses forward freight agreements to reduce its exposure to changes in spot market rates earned by some of its vessels. Forward freight agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates. As of June 30, 2006, OSG was committed to forward freight agreements totaling 5,195,000 metric tons with notional principal amounts aggregating $62,277,000, which expire between July 2006 and December 2008. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. The fair value of these agreements was not significant at June 30, 2006.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and the majority of its operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

Available Information

TheCompany makes available free of charge through its internet website, www.osg.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

On October 1, 2003, the U.S. Department of Justice served a grand jury subpoena directed at the handling of waste oils and maintenance of books and records relating thereto on the Company’s International Flag Product Carrier, the Uranus. The U.S. Department of Justice has subsequently served related subpoenas and document requests concerning the Uranus and twelve other vessels in the Company’s fleet and a number of witnesses have appeared before grand juries. The Company has been cooperating with the investigation since it started, including self-reporting to the government beginning in the second half of 2005 of possible additional violations of applicable environmental laws disclosed by its own investigations with respect to six of the foregoing 13 vessels.

In connection with the U.S. Department of Justice investigation, on May 17, 2006, the chief engineer of the Company’s International Flag Aframax tanker, the Pacific Ruby, was indicted by a federal grand jury in the Eastern District of Texas for alleged violations of law concerning maintenance of books and records with respect to the handling of waste oils.  On July 19, 2006, the Company was named as a co-defendant with the chief engineer on the Pacific Ruby in a superseding indictment based on the same factual allegations.  The maximum fine against the Company for each of the ten alleged violations with respect to the Pacific Ruby is $500,000.  A trial of the charges against the chief engineer and the Company is scheduled for October 2006.

On May 31, 2006, the chief engineer on the Company’s International Flag Panamax tanker, the Cabo Hellas, entered into a plea agreement with the United States Attorney’s Office for the Central District of California under which the chief engineer pled guilty to two counts of record keeping violations to resolve his indictment on April 27, 2006 on charges of record keeping violations and witness tampering.  The alleged violations were originally reported by the Company to the government in March 2006.  A sentencing hearing is scheduled for late August 2006.

In 2004 and the first quarter of 2005, the Company made a total provision of $10 million for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the investigation.  The Company continues to cooperate with the government with the goal of reaching a comprehensive settlement of the investigation.  Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved. Management cannot reasonably estimate a range of fines and contributions associated with a possible settlement of the investigation, which fines and contributions could be substantially higher than the $10 million provision.

Item 4.                Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 9, 2006, the stockholders elected thirteen directors, each for a term of one year, ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year 2006 and approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized number of shares of common stock from 60,000,000 to 120,000,000. A total of 35,278,823 shares were voted with respect to each of the aforementioned matters and there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

Number of Shares
Name Of Nominee for Director	Voted For	Withheld Authority to Vote

Morten Arntzen	34,984,931	293,892
Oudi Recanati	34,702,857	575,966
G. Allen Andreas III	35,030,521	248,302
Alan R. Batkin	34,995,331	283,492
Thomas B. Coleman	35,018,085	260,738
Charles A. Fribourg	35,018,160	260,663
Stanley Komaroff	34,988,906	289,917
Solomon N. Merkin	34,982,099	296,724
Joel I. Picket	34,989,255	289,568
Ariel Recanati	34,981,685	297,138
Thomas F. Robards	35,035,767	243,056
Jean-Paul Vettier	35,041,283	237,540
Michael J. Zimmerman	35,008,397	270,426

Item 4.                Submission of Matters to a Vote of Security Holders (continued)

The resolution to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was adopted by a vote of 35,010,887 shares in favor, 250,012 shares against and 17,924 shares abstained. The resolution to approve an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 60,000,000 to 120,000,000 was adopted by a vote of 29,868,237 shares in favor, 5,398,370 shares against and 12,216 shares abstained.

Item 6.                Exhibits

See Exhibit Index on page 49.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 2006 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows and changes in shareholders’ equity for the six month periods ended June 30, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.

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
August 3, 2006

OVERSEAS SHIPHOLDING GROUP, INC.
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date:	August 7, 2006	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date:	August 7, 2006	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President, Chief Financial Officer
and Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

3(i)	Certificate of Incorporation of the Registrant, as amended to date.

4.1	Second Pooled Assignment and Amendment dated as of May 10, 2006 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.