Form 10-Q
period 2006-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2006-11-02
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

Common Shares outstanding as of October 30, 2006 – 39,538,644

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$403,428	$188,588
Voyage receivables	146,225	157,334
Other receivables	72,340	22,202
Inventories and prepaid expenses	22,615	16,763
Total Current Assets	644,608	384,887
Capital Construction Fund	302,032	296,126
Vessels and other property, less accumulated depreciation of $368,988 and $383,887	2,070,069	2,288,481
Vessels held for sale	60,479	—
Vessels under Capital Leases, less accumulated amortization of $76,481 and $71,242	32,542	36,267
Deferred drydock expenditures, net	33,635	19,805
Total Vessels, Deferred Drydock and Other Property	2,196,725	2,344,553

Investments in Affiliated Companies	275,007	269,657
Other Assets	66,710	53,457
Total Assets	$3,485,082	$3,348,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$167,304	$105,173
Short-term debt and current installments of long-term debt	23,224	20,066
Current obligations under capital leases	7,473	6,968
Total Current Liabilities	198,001	132,207
Long-term Debt	763,348	923,612
Obligations under Capital Leases	36,008	42,043
Deferred Gain on Sale and Leaseback of Vessels	230,301	233,456
Deferred Federal Income Taxes ($107,773 and $113,255) and Other Liabilities	139,319	141,334

Shareholders’ Equity	2,118,105	1,876,028
Total Liabilities and Shareholders’ Equity	$3,485,082	$3,348,680

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Shipping Revenues:
Pool revenues including $12,736, $12,220, $38,429 and $39,710 received from 50% owned companies accounted for by the equity method	$165,849	$104,879	$491,956	$420,938
Time and bareboat charter revenues, including $3,101 and $12,459 in 2005 received from a 37.5% owned company accounted for by the equity method	70,353	80,203	209,453	235,248
Voyage charter revenues	29,662	18,121	86,234	60,808
	265,864	203,203	787,643	716,994
Operating Expenses:
Voyage expenses	11,056	8,443	36,422	26,449
Vessel expenses	52,255	42,866	155,046	126,938
Provision for settlement	27,000	—	27,000	4,000
Time and bareboat charter hire expenses, including $21,187 and $64,842 in 2006 paid to a 44.5% owned company accounted for by the equity method	46,022	26,403	127,249	78,226
Depreciation and amortization	33,981	39,995	104,195	116,444
General and administrative	20,871	13,495	67,952	45,032
Gain on disposal of vessels	(14,270)	(10,869)	(10,651)	(36,945)
Total Operating Expenses	176,915	120,333	507,213	360,144
Income from Vessel Operations	88,949	82,870	280,430	356,850
Equity in Income of Affiliated Companies	5,585	1,851	16,913	32,188
Operating Income	94,534	84,721	297,343	389,038
Other Income	7,048	10,683	23,234	29,577
	101,582	95,404	320,577	418,615
Interest Expense	14,552	22,639	52,293	71,039
Income before Federal Income Taxes	87,030	72,765	268,284	347,576
Provision/(Credit) for Federal Income Taxes	(3,800)	700	(11,141)	(3,569)
Net Income	$90,830	$72,065	$279,425	$351,145
Weighted Average Number of Common Shares Outstanding:
Basic	39,538,118	39,445,347	39,530,097	39,442,633
Diluted	39,630,655	39,513,752	39,596,964	39,508,564
Per Share Amounts:
Basic net income	$2.30	$1.83	$7.07	$8.90
Diluted net income	$2.29	$1.82	$7.06	$8.89
Cash dividends declared	$0.25	—	$0.925	$0.525

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	Nine Months Ended Sept. 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$279,425	$351,145
Items included in net income not affecting cash flows:
Depreciation and amortization	104,195	116,444
Amortization of deferred gain on sale and leasebacks	(31,611)	(2,356)
Deferred compensation relating to restricted stock and stock option grants	2,915	1,521
Deferred federal income tax credit	(4,700)	(2,732)
Undistributed earnings of affiliated companies	7,095	(8,380)
Other – net	(9,465)	(16,322)
Items included in net income related to investing and financing activities:
Gain on sale of securities – net	(10,420)	(23,714)
Gain on disposal of vessels	(10,651)	(36,945)
Payments for drydocking	(27,402)	(9,945)
Changes in operating assets and liabilities	10,200	(29,775)
Net cash provided by operating activities	309,581	338,941
Cash Flows from Investing Activities:
Expenditures for vessels, including $47,876 in 2006 related to vessels under construction	(52,014)	(1,905)
Proceeds from disposal of vessels	168,969	434,641
Acquisition of interest in affiliated company that owned four V-Pluses	—	(69,145)
Acquisition of Stelmar Shipping Ltd., net of cash acquired of $107,911	—	(742,433)
Expenditures for other property	(6,292)	(6,395)
Investments in and advances to affiliated companies	(7,071)	(8,439)
Distributions from affiliated companies	1,573	20,853
Purchases of other investments	(660)	(709)
Proceeds from dispositions of other investments	905	15,946
Other – net	(1,207)	(680)
Net cash provided by/(used in) investing activities	104,203	(358,266)
Cash Flows from Financing Activities:
Issuance of debt, net of issuance costs	83,642	781,268
Payments on debt and obligations under capital leases	(246,296)	(1,080,061)
Cash dividends paid	(26,691)	(20,710)
Issuance of common stock upon exercise of stock options	237	187
Other – net	(9,836)	(420)
Net cash (used in) financing activities	(198,944)	(319,736)
Net increase/(decrease) in cash and cash equivalents	214,840	(339,061)
Cash and cash equivalents at beginning of year	188,588	479,181
Cash and cash equivalents at end of period	$403,428	$140,120

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

				Unearned			Accumulated
		Paid-in		Compensation			Other
	Common	Additional	Retained	Restricted	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Stock	Shares	Amount	Income**	Total
Balance at January 1, 2006	$40,791	$199,570	$1,640,742	$—	1,341,718	$(17,019)	$11,944	$1,876,028
Net Income			279,425					279,425
Net Unrealized Holding Losses on Available-For-Sale Securities							(7,387)	(7,387)
Effect of Derivative Instruments							3,557	3,557
Minimum Pension Liability							(94)	(94)
Comprehensive Income								275,501 ***
Cash Dividends Declared			(36,576)					(36,576)
Deferred Compensation Related to Options Granted		1,158						1,158
Issuance of Restricted Stock Awards		(931)			(81,066)	931		—
Amortization of Restricted Stock Awards		1,757						1,757
Options Exercised and Employee Stock Purchase Plan		147			(8,537)	90		237
Balance at September 30, 2006	$40,791	$201,701	$1,883,591	$—	1,252,115	$(15,998)	$8,020	$2,118,105

Balance at January 1, 2005	$40,791	$199,054	$1,203,528	$(1,360)	1,391,280	$(17,579)	$1,938	$1,426,372
Reclassification upon adoption of FAS 123(R)		(1,360)		1,360				—
Net Income			351,145					351,145
Net Unrealized Holding Gains on Available-For-Sale Securities							3,719	3,719
Effect of Derivative Instruments							2,856	2,856
Minimum Pension Liability							97	97
Comprehensive Income								357,817 ***
Cash Dividends Declared			(20,710)					(20,710)
Deferred Compensation Related to Options Granted		551						551
Issuance of Restricted Stock Awards		(487)			(43,916)	487		—
Amortization of Restricted Stock Awards		970						970
Options Exercised and Employee Stock Purchase Plan		124			(4,946)	63		187
Tax Benefit Related to Options Exercised		112						112
Balance at September 30, 2005	$40,791	$198,964	$1,533,963	$—	1,342,418	$(17,029)	$8,610	$1,765,299

*                    Par value $1 per share; 120,000,000 shares authorized; and 40,790,759 shares issued at September 30, 2006 and December 31, 2005.

**             Amounts are net of tax.

***      Comprehensive income for the three month periods ended September 30, 2006 and 2005 was $68,445 and $76,500, respectively.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated statements of operations for the three and nine months ended September 30, 2005 and the consolidated statement of cash flows for the nine months ended September 30, 2005 have been reclassified to conform to the 2006 presentation of certain items.

Subsequent to the issuance of the March 31, 2006 Form 10-Q, the Company determined that it had inappropriately classified payments for drydocking as an investing activity rather than as an operating activity.  Management has concluded that such inappropriate classification was not material to cash flows from operating activities for any previously reported quarter or annual period or to trends for those periods affected or to a fair presentation of the Company’s financial statements for those periods.  The presentation of the consolidated statement of cash flows for the nine months ended September 30, 2005 has been revised.

In the second quarter of 2006, the Company determined that it had inappropriately capitalized payments made in 2005 to cancel charterers’ purchase options.  Management has concluded that this was not material to the Company’s results of operations for any previously reported quarter or for the year ended December 31, 2005.  Accordingly, results for prior periods have not been restated.  Instead, the Company reduced vessels and other property in the consolidated balance sheet by approximately $2,100,000 and recorded a corresponding charge in the accompanying consolidated statement of operations for the nine months ended September 30, 2006, representing the remaining unamortized balance of the amounts previously capitalized.

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

Revenue and expense recognition – Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed.  Voyage revenues and expenses are recognized ratably over the estimated length of each voyage and, therefore, are allocated between reporting periods based on the relative transit time in each period.  The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred.

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

Newly issued accounting standards – In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards Statement No. 5, “Accounting for Contingencies.”  FIN 48 applies to all tax positions related to income taxes that are subject to FAS 109, including tax positions considered to be routine.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company believes that the adoption of FIN 48 will not have a material effect on its earnings or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities in accordance with generally accepted accounting principles, and expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company believes that the adoption of FAS 157 will not have a material effect on its earnings or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” FAS 158 requires companies to:

•                  recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status,

•                  measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and

•                  recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

FAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements will be effective for OSG for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The Company believes that the adoption of FAS 158 will not have a material effect on its financial position.

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

The following pro forma financial information reflects the results for the nine months ended September 30, 2005, of the Stelmar acquisition as if it had occurred on January 1, 2004, after giving effect to purchase accounting adjustments (in thousands, except per share amounts):

Pro forma shipping revenues	$736,250
Pro forma net income	$358,395
Pro forma per share amounts:
Basic	$9.09
Diluted	$9.07

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2004.  These results do not reflect any synergies that might be achieved from the combined operations.

Note C — Business and Segment Reporting:

In the first quarter of 2006, the Company revised its reportable segments in order to align them with the business units used in management reporting commencing in 2006. The Company now has three reportable segments: International Crude Tankers, International Product Carriers, and U.S. vessels. Segment information as of September 30, 2005 and for the three and nine months ended September 30, 2005 has been reclassified to conform to the current presentation. Segment results are evaluated based on income from vessel operations before general and administrative expenses and gain on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2006 and 2005 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended September 30, 2006:
Shipping revenues	$176,745	$62,983	$5,152	$20,984	$265,864
Time charter equivalent revenues	175,878	55,048	4,893	18,989	254,808
Depreciation and amortization	17,884	10,375	958	4,764	33,981
Gain on disposal of vessels	14,385	—	(18)	(97)	14,270
Income from vessel operations	102,091	15,896	(26,111)	3,674	95,550
Equity in income of affiliated companies	3,442	—	190	1,953	5,585
Investments in affiliated companies at September 30, 2006	161,239	600	108,186	4,982	275,007
Total assets at September 30, 2006	1,754,653	707,406	109,622	85,875	2,657,556

Nine months ended September 30, 2006:
Shipping revenues	532,124	184,005	15,252	56,262	787,643
Time charter equivalent revenues	528,726	160,938	14,495	47,062	751,221
Depreciation and amortization	57,715	29,590	3,110	13,780	104,195
Gain on disposal of vessels	12,954	—	(106)	(2,197)	10,651
Income from vessel operations	306,348	49,998	(25,353)	6,738	337,731
Equity in income of affiliated companies	11,472	—	497	4,944	16,913
Expenditures for vessels	48,109	637	—	3,268	52,014
Payments for drydocking	6,523	13,473	—	7,406	27,402

Three months ended September 30, 2005:
Shipping revenues	124,601	49,845	5,254	23,503	203,203
Time charter equivalent revenues	124,074	44,181	6,120	20,385	194,760
Depreciation and amortization	24,997	9,344	798	4,856	39,995
Gain on disposal of vessels	10,869	—	—	—	10,869
Income from vessel operations	58,226	16,850	2,334	8,086	85,496
Equity in income of affiliated companies	524	—	(50)	1,377	1,851
Investments in affiliated companies at September 30, 2005	9,896	—	92,604	4,341	106,841
Total assets at September 30, 2005	2,029,370	718,941	93,808	92,168	2,934,287

Nine months ended September 30, 2005:
Shipping revenues	478,772	152,410	15,880	69,932	716,994
Time charter equivalent revenues	472,885	136,856	19,249	61,555	690,545
Depreciation and amortization	72,842	25,951	2,465	15,186	116,444
Gain on disposal of vessels	22,363	12,908	—	1,674	36,945
Income from vessel operations	281,666	57,734	2,630	22,907	364,937
Equity in income of affiliated companies	27,834	—	(183)	4,537	32,188
Expenditures for vessels	1,560	60	—	285	1,905
Payments for drydocking	5,173	3,732	—	1,040	9,945

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

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Time charter equivalent revenues	$254,808	$194,760	$751,221	$690,545
Add: Voyage expenses	11,056	8,443	36,422	26,449
Shipping revenues	$265,864	$203,203	$787,643	$716,994

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

Reconciliations of income from vessel operations of the segments to income before federal income taxes as reported in the consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Total income from vessel operations of all segments	$95,550	$85,496	$337,731	$364,937
General and administrative expenses	(20,871)	(13,495)	(67,952)	(45,032)
Gain on disposal of vessels	14,270	10,869	10,651	36,945
Consolidated income from vessel operations	88,949	82,870	280,430	356,850
Equity in income of affiliated companies	5,585	1,851	16,913	32,188
Other income	7,048	10,683	23,234	29,577
Interest expense	(14,552)	(22,639)	(52,293)	(71,039)
Income before federal income taxes	$87,030	$72,765	$268,284	$347,576

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of September 30,	2006	2005
Total assets of all segments	$2,657,556	$2,934,287
Corporate cash and securities, including Capital Construction Fund	705,460	434,157
Other unallocated amounts	122,066	81,314
Consolidated total assets	$3,485,082	$3,449,758

Note D —Investments in Affiliated Companies:

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method.

As of September 30, 2006, the Company has a 44.5% interest in a company that owns seven International Flag vessels (three VLCCs and four Aframaxes) and a 49.9% interest in one joint venture that has four LNG Carriers under construction. In addition, the Company is a 50% partner in Panamax International Shipping Company Ltd., a commercial management arrangement, which is structured as a joint venture.

Double Hull Tankers, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering.  In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. Such sale reduced the Company’s interest in DHT to 44.5%.  As of September 30, 2006, the carrying amount of the investment in DHT was $158,662,000 (market value - $183,583,000). OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel.  The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such management agreements are cancelable by DHT upon 90 days notice.

The technical management fees earned by the Company, as well as the costs incurred in performing the required services under the management agreements, are included in vessel expenses.  A summary of amounts recognized in the consolidated statements of operations follows:

In thousands	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Technical management fees earned	$3,464	$10,279
Costs incurred in performing the required services	(4,785)	(13,052)
	$(1,321)	$(2,773)

OSG booked a gain on the sale and charter back of these vessels of $232,159,000 in the fourth quarter of 2005.  The gain was deferred for accounting purposes and is being recognized as a reduction of time charter hire expense over the initial charter periods.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of September 30, 2006, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During the first nine months of 2006, the joint venture made $363,226,000 of progress payments. The aggregate unpaid costs of $363,225,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022. As of September 30, 2006, the joint venture has recorded an asset of $13,964,000 for the fair value of these swaps.  The Company’s share of such amount is included in accumulated other comprehensive income in the accompanying September 30, 2006 balance sheet.

A condensed summary of the results of operations of the equity method investments, excluding Panamax International, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Time charter equivalent revenues	$59,024	$41,602	$180,315	$189,100
Operating expenses	(44,625)	(36,231)	(133,468)	(123,579)
Gain on vessel disposals	—	—	—	11,349
Income from vessel operations	14,399	5,371	46,847	76,870
Other income	497	15	1,360	348
Interest expense *	(3,282)	—	(9,782)	(6,689)
Net income	$11,614	$5,386	$38,425	$70,529

*         Includes interest on subordinated loans payable to joint venture partners of $2,725 for the nine months ended September 30, 2005. The Company’s share of such interest was eliminated in recording the results of the joint ventures by the equity method.

Note E — Derivatives:

Shipping revenues for the three and nine months ended September 30, 2006 have been reduced by $38,000 because of forward freight agreements with a remaining notional value of $18,247,000 that extend to December 2008.  Other forward freight agreements with a notional value of $44,352,000 that also extend to December 2008 meet the 80% effectiveness threshold required by FAS 133 and, therefore, are being accounted for as cash flow hedges. As of September 30, 2006, the Company has recorded a liability of $4,129,000 related to the fair values of all of these agreements.

As of September 30, 2006, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $69,910,000 pursuant to which it pays fixed rates ranging from 4.7% to 5.4% and receives floating rates based on LIBOR (approximately 5.4% as of September 30, 2006). These agreements contain no leverage features and have maturity dates ranging from December 2008 to August 2014.  As of September 30, 2006, the Company has recorded a liability of $223,000 related to the fair values of these swaps.

During the first quarter of 2006, the Company transferred a loss of $232,000 from accumulated other comprehensive income to other income for interest rate swaps that matured in July 2006 with notional amounts totaling $199,000,000 that no longer qualified as effective cash flow hedges because the underlying debt was repaid.

In July 2005, the Company terminated a floating-to-fixed interest rate swap with a notional amount of $87,000,000 in connection with the prepayment of the underlying debt.  Accordingly, the Company  recorded a loss in other income of $1,471,000 in the third quarter of 2005 related to such swap termination.

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

In 2006, the Company amended floating rate secured term loans covering ten vessels.  The amendments provided additional borrowings of approximately $84,000,000, removed the encumbrance on one of the vessels, reduced the applicable interest rates and extended the maturity dates of certain of the loans.

During the nine months ended September 30, 2006, the Company repurchased principal amounts of $23,885,000 of its 8.25% notes and $6,700,000 of its 8.75% debentures that are due in 2013.  Accordingly, the Company recognized a loss of $1,511,000 on the repurchased debt.

As of September 30, 2006, the Company had long-term unsecured credit availability of $1,800,000,000, of which approximately $92,600,000 had been used for letters of credit issued in connection with the construction of four Aframaxes.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of September 30, 2006, approximately 18.2% of the net book value of the Company’s vessels, representing nine International Flag tankers is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $61,445,000 and $77,761,000 for the nine months ended September 30, 2006 and 2005, respectively.

Note G — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations.  Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2006 and 2005. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures was required as of September 30, 2006 because the Company intends to indefinitely reinvest such earnings ($80,161,000 at September 30, 2006).  The unrecognized deferred U.S. income taxes attributable thereto approximated $28,100,000.

As of September 30,  2006, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $1,468,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $513,000,000.

In September 2006, the Company made an election under the Jobs Creation Act, effective for years commencing with 2005, to have qualifying U.S. Flag operations taxed under a new tonnage tax regime rather than under the usual U.S. corporate income tax regime.  As a result of that election, OSG’s taxable income for U.S. income tax purposes with respect to the eligible U. S. Flag vessels will not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports). The Company recorded a reduction in its deferred tax provision of $3,500,000 in the three and nine months ended September 30, 2006 relating to the write off of deferred tax liabilities that will no longer reverse as a result of the election of the tonnage tax regime.

The components of the provisions/(credits) for federal income taxes follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Current	$(4,500)	$1,115	$(6,441)	$(837)
Deferred	700	(415)	(4,700)	(2,732)
	$(3,800)	$700	$(11,141)	$(3,569)

Actual federal income taxes paid during the nine months ended September 30, 2005 amounted to $93,009,000, of which $91,100,000 related to 2004.

Note H — Capital Stock and Stock Compensation:

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $300,000,000 worth of the Company’s common stock, from time-to-time.  Such purchases will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions.  As of September 30, 2006, there have been no purchases under this program.

In the first nine months of 2006, the Company awarded a total of 83,411 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. At the dates of the awards, the fair market values of the Company’s stock ranged from $47.57 to $49.05 per share. Accordingly, $3,580,000 is being amortized to compensation expense over the vesting period of four years, using the straight-line method. In addition, options covering 154,686 shares were granted at $48.34 and $49.05 per share, the market prices at the dates of the grant, to certain of its employees and non-employee directors. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. Compensation expense is being recognized ratably over the three-year vesting period.

In the first nine months of 2006, the Company granted a total of 11,000 restricted stock units to certain of its non-employee directors.  Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member.  The restricted stock units vest upon the earlier of the first anniversary of the date of grant or the next annual meeting of the stockholders.  The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director.  The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.  At the date of the awards, the fair market value of the Company’s stock was $58.32 per share.  Accordingly, $642,000 is being amortized to compensation expense over one year, using the straight-line method.

In the first nine months of 2005, the Company granted a total of 10,000 restricted stock units to certain of its non-employee directors.  At the date of the awards, the fair market value of the Company’s stock was $59.69 per share.  Accordingly, $597,000 was amortized to compensation expense over one year, using the straight-line method.

In the first nine months of 2005, the Company awarded a total of 45,758 shares of restricted common stock at no cost to certain of its employees, including senior officers.  At the dates of the awards, the fair market value of the Company’s stock ranged from $52.40 to $62.32 per share.  Accordingly, $2,058,000 is being amortized to compensation expense over the four year vesting period.  In addition, options covering 61,895 shares were granted to certain of its employees and non-employee directors, at prices ranging from $52.40 to $62.32 per share, the market prices at the dates of grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant dates.  Compensation expense is being recognized ratably over the three-year vesting period.

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2006 and 2005 were $18.04 and $20.42 per share, respectively.

Note I — Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, in the consolidated balance sheets follow:

In thousands as of	September 30, 2006	December 31, 2005
Unrealized gains on available-for-sale securities	$8,851	$16,238
Unrealized gains/(losses) on derivative instruments	2,122	(1,435)
Minimum pension liability	(2,953)	(2,859)
	$8,020	$11,944

Note J — Leases:

1.                  Charters-in:

As of September 30, 2006, the Company had commitments to charter-in 63 vessels. Sixty of such charter-ins are, or will be, accounted for as operating leases, of which 31 are bareboat charters and 29 are time charters.  The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:
Dollars in thousands at September 30, 2006	Amount	Operating Days
2006	$13,185	1,633
2007	63,442	6,791
2008	90,081	7,825
2009	99,436	6,337
2010	106,386	5,328
Thereafter	445,456	21,701
Net minimum lease payments	$817,986	49,615

Time Charters-in:
Dollars in thousands at September 30, 2006	Amount	Operating Days
2006	$38,618	1,505
2007	152,561	6,256
2008	159,665	6,791
2009	160,268	7,022
2010	152,984	6,741
Thereafter	380,087	20,765
Net minimum lease payments	$1,044,183	49,080

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under three bareboat charters-in that are classified as capital leases are as follows:

In thousands at September 30, 2006
2006	$2,167
2007	11,882
2008	11,888
2009	10,808
2010	9,692
Thereafter	8,102
Net minimum lease payments	54,539
Less amount representing interest	11,058
Present value of net minimum lease payments	$43,481

During the first nine months of 2006, the Company entered into agreements to charter-in nine vessels, as follows:

•                  time charters for four Handysize Product Carriers for periods of between seven and ten years, which charters will commence upon the delivery of the vessels from the shipyard in 2008 and 2009;

•                  ten-year bareboat charters for three Handysize Product Carriers, which charters will commence upon the delivery of the vessels from the shipyard in 2008; and

•                  a 30% participation in the three-year time charters-in of two 2003-built Aframaxes, which charters commenced in the second quarter of 2006.

The charters for all nine vessels are, or will be, classified as operating leases.  Six of the charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters.  Certain of these charters provide the Company with renewal and purchase options.

In September 2006, the Company entered into a sale-leaseback agreement for one VLCC (Overseas Crown), which lease is classified as an operating lease.  The gain on the sale was deferred and is being amortized over the seven-year term of the lease.  The lease provides the Company with a renewal option and for profit sharing with the owner when rates earned exceed the base rate defined in the agreement.

2.              Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and bareboat charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at September 30, 2006	Amount	Revenue Days
2006	$72,236	3,276
2007	201,131	9,620
2008	134,327	5,985
2009	109,212	3,750
2010	114,877	2,392
Thereafter	267,995	5,474
Net minimum lease payments	$899,778	30,497

Future minimum revenues do not include the Company’s share of time charters entered into by the pools in which it participates. Revenues from a time charter are generally not received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Charters on two vessels provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values.  As of September 30, 2006, the charterer has exercised its purchase option for one of the two vessels.

Note K — Pension and Other Postretirement Benefit Plans:

In October 2005, the Company’s Board of Directors approved the termination, effective December 31, 2005, of (i) a qualified defined benefit pension plan covering its domestic shore-based employees, and (ii) an unfunded, nonqualified supplemental defined benefit pension plan covering certain domestic shore-based employees who were in active service.  Concurrently, the Company amended its existing 401(k) employee savings plan and adopted an unfunded, nonqualified supplemental defined contribution plan covering substantially all of its domestic shore-based employees to provide for increased levels of employer contributions, or hypothetical contributions with respect to the unqualified plan, commencing 2006. In connection with the termination of these defined benefit plans, the Company recorded a charge to earnings of $4,706,000 in the fourth quarter of 2005 and now expects to record an additional charge to earnings of approximately $4,700,000 at the time of the final settlement of the obligations under the above defined benefit plans in accordance with the provisions of Statement of Financial Accounting Standards No. 88, “Employers Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  The Company expects such final settlement to occur in the fourth quarter of 2006.

The components of the net periodic benefit cost for the Company’s domestic defined benefit pension, and postretirement health care and life insurance plans follow:

	Pension Benefits		Other Benefits
In thousands for the three months ended September 30,	2006	2005	2006	2005
Cost of benefits earned	$—	$466	$21	$18
Interest cost on benefit obligation	206	538	51	52
Expected return on plan assets	(457)	(626)	—	—
Amortization of prior-service costs	—	39	(61)	(63)
Amortization of transition obligation	—	—	5	5
Recognized net actuarial loss	3	63	2	14
Net periodic benefit cost	$(248)	$480	$18	$26

In thousands for the nine months ended September 30,	2006	2005	2006	2005
Cost of benefits earned	$—	$1,398	$61	$54
Interest cost on benefit obligation	618	1,614	151	158
Expected return on plan assets	(1,371)	(1,879)	—	—
Amortization of prior-service costs	—	118	(182)	(190)
Amortization of transition obligation	—	—	15	15
Recognized net actuarial loss	10	189	6	42
Net periodic benefit cost	(743)	1,440	51	79
Loss on settlement	—	1,318	—	—
Net periodic benefit cost after settlement	$(743)	$2,758	$51	$79

There was no required contribution to the Company’s domestic defined benefit plan for the 2005 plan year, and the Company believes that there will be no required contribution for the 2006 plan year.

Note L — Other Income:

Other income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Investment income:
Interest and dividends	$5,551	$2,862	$14,886	$8,972
Gain on sale of securities and other investments	1,531	11,511	10,420	23,714
	7,082	14,373	25,306	32,686
Loss on repurchases of debt	—	—	(1,511)	—
Loss on derivative transactions	(6)	(1,589)	(251)	(1,297)
Miscellaneous — net	(28)	(2,101)	(310)	(1,812)
	$7,048	$10,683	$23,234	$29,577

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

The Company entered into an agreement effective August 30, 2005 with one of its senior officers in connection with his early retirement.  The agreement provided for payments aggregating approximately $850,000 to be made to such senior officer.  Accordingly, the Company recognized an expense of $850,000 in the third quarter of 2005.  The agreement also provided for the payment of the senior officer’s unfunded, nonqualified pension plan obligation in the fourth quarter of 2005.  At the time such payment of approximately $2,401,000 was made, the Company recognized, as a charge to earnings, a settlement loss of $877,000.

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

In connection with the U.S. Department of Justice investigation, on May 17, 2006, the chief engineer of the Company’s International Flag Aframax tanker, the Pacific Ruby, was indicted by a federal grand jury in the Eastern District of Texas for alleged violations of law concerning maintenance of books and records with respect to the handling of waste oils.  On July 19, 2006, the Company was named as a co-defendant with the chief engineer on the Pacific Ruby in a superseding indictment based on the same factual allegations. The maximum fine against the Company for each of the ten alleged violations with respect to the Pacific Ruby is $500,000.  A trial of the charges against the chief engineer and the Company is scheduled for December 2006.

On May 31, 2006, the chief engineer on the Company’s International Flag Panamax tanker, the Cabo Hellas, entered into a plea agreement with the United States Attorney’s Office for the Central District of California under which the chief engineer pled guilty to two counts of record keeping violations to resolve his indictment on April 27, 2006 on charges of record keeping violations and witness tampering.  The violations were originally reported by the Company to the government in March 2006.  In September 2006, the chief engineer was sentenced to six months in prison (against which the six months he had been detained in the United States was fully credited), placed on probation for one year and fined $200.

In 2004 and the first quarter of 2005, the Company made provisions totaling $10 million for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the U.S. Department of Justice investigation. In the third quarter of 2006, the Company, based on discussions with the U.S. Department of Justice that resumed in August 2006, made an additional $27 million provision for such items.  The Company continues to cooperate with the government with the goal of reaching a comprehensive settlement of the investigation.  Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved. While management believes that the total fines and contributions associated with a possible settlement of the investigation will approximate the total provision of $37 million, no assurance can be given that the provision will be sufficient to cover such items.

The Company has incurred costs of approximately $8,228,000 and $2,585,000 in the nine months ended September 30, 2006 and 2005, respectively, in connection with the above investigation. Such costs have been included in general and administrative expenses.

Note O — Commitments:

As of September 30, 2006, the Company had remaining commitments of $185,422,000 on non-cancelable contracts for the construction of four Aframaxes, scheduled for delivery between August 2008 and May 2009. Unpaid costs are net of $47,778,000 of payments.

Note P — Vessel Sales:

During the nine months ended September 30, 2006, the Company sold two International Flag Aframaxes (Overseas Keymar and Pacific Sapphire).  In addition, the Company sold and chartered back one International Flag VLCC (Overseas Crown) and entered into an agreement to sell another International Flag VLCC (Majestic Unity).  Delivery of the Majestic Unity to the purchaser is expected to occur in the fourth quarter of 2006 at which time the Company expects to recognize a gain of approximately $28,000,000. The Majestic Unity was classified as held for sale in the consolidated balance sheet as of September 30, 2006.

During the nine months ended September 30, 2005, the Company sold two International Flag Panamax Product Carriers (Diane and Mary Ann), one International Flag Aframax (Bravery), one U.S. Flag Crude Tanker (Overseas Chicago) and its International Flag Suezmax (Eclipse). In addition, during the nine months ended September 30, 2005, the Company sold and chartered back four International Flag Handysize Product Carriers and two International Flag Panamax tankers.

Note Q — Acquisition of Maritrans Inc.:

On September 25, 2006, OSG and Maritrans Inc. (“Maritrans”) jointly announced that they had entered into a definitive merger agreement pursuant to which OSG will acquire Maritrans, a leading U.S. Flag crude oil and petroleum product shipping company that owns and operates one of the largest fleets of double hull vessels serving the East Coast and U. S. Gulf Coast trades.  Maritrans’ fleet consists of 11 articulated tug barges (“ATBs”), five product carriers, two of which have been redeployed to transport grain, and three large ATBs under construction.

Under the terms of the merger agreement, OSG will acquire Maritrans for cash of $37.50 per share.  The transaction is valued at approximately $455 million based on approximately 12 million shares outstanding and the assumption of net debt outstanding as of June 30, 2006.  OSG expects to finance the acquisition through a combination of available cash and borrowings under existing credit facilities.

The transaction, which is expected to close by year-end 2006, is subject to approval by Maritrans’ shareholders and other customary closing conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet consists of 91 vessels aggregating 11.6 million dwt, including three vessels that have been chartered-in under capital leases, and 41 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 91 vessels, charters-in for ten U.S. Flag Product Carriers are scheduled to commence upon delivery of the vessels between 2006 and 2010 and charters-in for nine International Flag Product Carriers are scheduled to commence upon delivery of the vessels between 2007 and 2009. Four International Flag Aframax newbuilds are scheduled for delivery between 2008 and 2009 and four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest, bringing the total operating and newbuild fleet to 118 vessels.

Acquisition of Maritrans Inc.

On September 25, 2006, OSG and Maritrans jointly announced that they had entered into a definitive merger agreement pursuant to which OSG will acquire Maritrans, a leading U.S. Flag crude oil and petroleum product shipping company that owns and operates one of the largest fleets of double hull vessels serving the East Coast and U. S. Gulf Coast trades.  Maritrans’ fleet consists of 11 ATBs, five product carriers, two of which have been redeployed to transport grain, and three large ATBs under construction.

Under the terms of the merger agreement, OSG will acquire Maritrans for cash of $37.50 per share.  The transaction is valued at approximately $455 million based on approximately 12 million shares outstanding and the assumption of net debt outstanding as of June 30, 2006.  OSG expects to finance the acquisition through a combination of available cash and borrowings under existing credit facilities.

The transaction, which is expected to close by year-end 2006, is subject to approval by Maritrans’ shareholders and other customary closing conditions.

Sale of Seven Tankers to Double Hull Tankers

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to DHT in connection with DHT’s initial public offering. In consideration, OSG received $421,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. The total consideration to OSG valued the transaction at $580,580,000. In November 2005, the Company sold 648,500 shares of DHT pursuant to the exercise of the over-all allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. Such sale reduced the Company’s interest in DHT to 44.5%. OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options up to an additional five to eight years, depending on the vessel. The charters provide for the payment of additional hire, on a quarterly basis, by the Company when the aggregate revenue earned, or deemed earned, by these vessels for the Company exceeds the sum of the basic hire paid during the quarter by the Company. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such agreements are cancelable by DHT upon 90 days notice.

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

Overview

Worldwide oil demand during the third quarter of 2006 was approximately 84.2 million barrels per day (“b/d”), an increase of 1.0 million barrels per day, or 1.2%, compared with the third quarter of 2005. This pickup in demand reflects a 3.3% increase in non-OECD countries, partially offset by a decrease of 0.3% in OECD areas. China’s energy demand continues to grow, especially in transportation fuels, with third quarter demand increasing by approximately 7.2%, or 480,000 b/d, compared with the year earlier quarter. Middle East demand continued to grow with a third quarter increase of 320,000 b/d, or 5.1%, primarily due to fuel subsidies that have kept prices in Middle East countries significantly below world prices. North American oil demand increased by 0.2% against a third quarter 2005 demand base that reflected the adverse impact from the hurricanes that hit the U.S. Gulf Coast area, dampening demand in both the third and fourth quarters of 2005. Third quarter OECD Europe and OECD Asia demand declined  0.9% and 0.4%, respectively. High prices and bad weather in Japan reduced diesel and gasoline demand while higher natural gas imports, due to lower prices, resulted in a reduction in fuel oil usage. The decline in European demand reflects reduced transportation fuel use, mainly gasoline, as well as a reduction in fuel oil requirements in Italy as power generation needs were met by an increase in lower cost alternatives.

Worldwide oil demand for the first nine months of 2006 increased by 0.8% compared with the first nine months of 2005. Demand in the OECD areas declined by 0.8%, as increased substitution of cheaper natural gas for fuel oil and lower transportation fuel demand more than offset the increases in demand for jet fuel.  Therefore, non-OECD demand growth of 3% accounted for the growth in worldwide oil consumption during the first nine months of 2006. The non-OECD increase was led by growth of 6.6% in China, 5.4% in the Middle East and 1.2% in Brazil.

Tanker supply has increased by 4.4%, or 13.4 million dwt (4.1 million dwt during the first quarter, 4.6 million dwt in the second quarter and 4.7 million dwt in the third quarter of 2006) from year-end 2005 levels.  The largest percentage increase occurred in the Panamax sector, where tonnage has increased by 11.8% since the beginning of the year.  VLCCs experienced the lowest percentage growth at 2.9%.  The additional tonnage in each vessel category exerted downward pressure on TCE rates during the first nine months of 2006.

Changing supply patterns in the crude oil market during 2006 have had a favorable impact on tonne-mile demand and fleet utilization rates. Venezuela has reduced its exports to the U.S. by almost 6% through the third quarter, redirecting them to Asia. Crude oil movements from the Atlantic Basin to Asia have risen significantly this year. Deliveries to Asia from Central and South America increased from 80,000 b/d to about 150,000 b/d.  Exports from West Africa to Asia in the first nine months of 2006 increased by almost 30% relative to the same 2005 period, with China accounting for much of this increase. These changes in supply patterns are likely to persist as Venezuela seeks to expand its presence in Asia while continuing to reduce its dependence on the U.S. and as additional investments are made in Africa and South America by Asian national oil companies desiring a secure access to crude supplies.

Third quarter 2006 rates in all vessel categories were higher than rates realized during the same quarter of 2005. Rates in the VLCC and Aframax sectors were favorably impacted by the August announcement of BP’s partial shutdown of production in the Prudhoe Bay fields in Alaska due to pipeline corrosion problems. Some U.S. West Coast refineries that utilize Alaskan North Slope (“ANS”) crude began to source alternative supplies from the Middle East, increasing demand for VLCCs. New Caspian Sea production transported through the Baku-Tbilisi-Ceyhan (“B-T-C”) pipeline to the port of Ceyhan boosted the utilization of Aframaxes operating in the Mediterranean. Third quarter product carrier rates were positively influenced by higher jet fuel imports into China, increased movement of products from Asia to the U.S. West Coast and arbitrage opportunities for diesel exports from the U.S. to Europe. Panamax rates benefited from increases in crude oil shipments from the Caribbean to the U.S. West Coast to replace shut-in ANS crude oil production.

Newbuilding vessel prices continued to strengthen during the third quarter of 2006, with increases ranging from 1% for VLCCs and Panamaxes to 4% for Aframaxes relative to the previous quarter. Relative to a year ago, newbuilding prices have increased 4% for VLCCs, 2% for Aframaxes, 8% for Panamaxes and 10% for Handysize Product Carriers. Prices for second hand vessels also remained strong, with prices for some modern vessels exceeding newbuilding prices as buyers continued to be willing to pay premiums for prompt delivery. Newbuilding prices are likely to remain high as shipyards operate at or near full capacity with orderbooks extending out as far as three to three and one-half years.

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average	$73,600	$37,600	$59,200	$43,800
High	$95,500	$58,800	$119,000	$109,500
Low	$50,200	$17,400	$19,300	$13,100

Quarterly rates for VLCCs trading out of the Arabian Gulf in the third quarter of 2006 averaged $73,600, 80% above average second quarter rates and 96% higher than the average for the third quarter of 2005.  Strong third quarter rates reflected increased seaborne movements to boost inventory levels in preparation for a predicted active hurricane season in the U.S. Gulf that failed to occur. The crude market was also in contango, which encouraged stock building, and Iran continued to utilize VLCCs as floating offshore storage throughout the quarter. BP’s partial shutdown of production in the Prudhoe Bay fields in Alaska resulted in additional long haul and short haul crude movements into the U.S. West Coast. The confluence of these events, combined with somewhat limited fleet growth and continued inefficiencies in the fleet due to the two tier market between single hull and double hull tankers, resulted in the highest third quarter rates so far this decade.

Third quarter production of long haul OPEC Arabian Gulf crude oil was approximately 21.3 million b/d, approximately 300,000 b/d above the levels of both the second quarter of 2006 and the third quarter last year, benefiting tanker tonne-mile demand. Most of the increase in production occurred in Iran, Kuwait, Qatar and the United Arab Emirates.

China’s crude oil imports are estimated to have increased by approximately 10% from the year ago period to approximately 2.5 million b/d during the third quarter of 2006, excluding an additional 200,000 b/d of imported fuel oil used as feedstock in small refineries.  The additional crude oil imports were primarily sourced from West Africa and Venezuela, resulting in an increase in overall tonne-mile demand. Additional increases in crude oil imports are forecast during the fourth quarter as the new Hainan refinery reaches full capacity and a second unit is brought on-stream at the Guangzhou refinery.

Refinery utilization rates in the U.S. averaged approximately 93% in the third quarter, an increase from levels in the first and second quarters of 2006 and an increase from the 88% average utilization rate during the third quarter of 2005. Lower utilization rates during the second half of 2005 and first half of 2006 reflected higher than usual refinery maintenance levels and downtime at refineries that incurred substantial damage from last year’s hurricanes. It is anticipated that U.S. refinery throughput in the fourth quarter of 2006 will be similar to that of the third quarter.

The world VLCC fleet reached 490 vessels (143.4 million dwt) at September 30, 2006, an increase of thirteen vessels (3.9 million dwt) from the end of 2005. There were no vessels scrapped during the third quarter as a result of the healthy markets and continued employment opportunities for single hull tonnage. The VLCC orderbook has increased by 61 vessels (18.8 million dwt) since the beginning of the year, including 13 vessels (4.0 million dwt) ordered during the third quarter. The orderbook totaled 153 vessels (46.6 million dwt) at September 30, 2006, equivalent to 32.5% of the existing VLCC fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average	$31,100	$21,700	$31,500	$29,100
High	$40,000	$35,000	$49,000	$65,000
Low	$22,500	$8,000	$13,000	$8,000

Rates for Aframaxes operating in the Caribbean during the third quarter of 2006 averaged $31,100 per day, an increase of 43% from the average for the third quarter of 2005 and 23% above the average for the second quarter of 2006.  Higher rates during the first nine months of 2006 than during the comparable 2005 period reflected early inventory stock builds, an increase in trans-Atlantic movements and additional movements from West Africa, offset, to some extent, by lower production levels in the North Sea and Mexico and a reduction in movements of Venezuelan crudes to the U.S.

North Sea production dropped 5% from the same year-ago quarter but was unchanged from levels achieved in the second quarter of 2006.  North Sea production is forecast to increase in the fourth quarter of 2006 with the start up of the Brenda and Buzzard fields.

Lower third quarter Venezuelan production reflects the impact of planned maintenance at the Hamaca heavy oil upgrade project and unplanned downtime at the Sincor upgrade unit, resulting in a 5% decrease in production from the third quarter of 2005 and a 4% decline from second quarter 2006 levels. A change in supply patterns has resulted in a decrease of 6% (approximately 200,000 b/d) in crude oil movements from Venezuela to the U.S. as Venezuela has reduced its dependence on the U.S. as its primary customer. This displaced volume has been shipped to Asia as ties between Venezuela and China strengthened. Although this change has had an overall positive tonne-mile effect on tanker shipping, it has had a negative impact on the shorter haul Aframax trade.

Rates in the Mediterranean and North Sea were positively affected by the increase in long haul Aframax cargoes from West Africa that reduced available tonnage on both cross-Mediterranean and North Sea routes and from an increase in the number of cargoes lifted from the Black Sea in August that exacerbated an already tight supply/demand balance. Rates were also strong in the Caribbean market in July and August as increased trans-Atlantic activities kept available tonnage in tight supply.

New production from Azerbaijan, shipped via the B-T-C pipeline, and additional volumes from the Sakhalin projects in the Far East are beginning to have a substantial impact on the oil and tanker markets. Exports of Azeri crude from Ceyhan have increased from zero in the second quarter to approximately 180,000 b/d in July 2006 and are forecast to reach 400,000 b/d by year-end 2006 creating additional opportunities for vessels operating in the Mediterranean area. Crude oil exports from the Sakhalin projects are expected to reach 250,000 b/d during 2007 and will be transported primarily by Aframax tankers, opening up a new Aframax trade route in the Pacific.

The world Aframax fleet has expanded by 30 vessels (3.4 million dwt) since December 31, 2005, reaching 703 vessels (71.3 million dwt) at September 30, 2006. During the third quarter the Aframax fleet expanded by 12 vessels. The orderbook in this sector increased to 209 vessels (23.0 million dwt) at September 30, 2006 from 153 vessels (16.7 million dwt) at the beginning of the year and now represents 32.2% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils Caribbean to U.S. Atlantic Coast
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average	$21,700	$21,000	$23,100	$26,600
High	$27,000	$29,000	$34,000	$57,900
Low	$9,000	$12,500	$9,000	$10,000

Rates for Panamaxes that move crude and residual oils from the Caribbean to the U.S. Atlantic Coast averaged $21,700 per day during the third quarter of 2006, 3% above the corresponding quarter in 2005 and 2% over the previous quarter. Rates for the year to date 2006 period, however, were lower than those for the first nine months of 2005. This was primarily the result of significant Panamax fleet growth combined with lower U.S. fuel oil imports from the Caribbean as utilities switched to cheaper natural gas for power generation purposes.

Rates in the third quarter of 2006 reflected stockpiling by refiners ahead of potential hurricane supply disruptions and ANS pipeline problems in August, which caused crude oil supply shortages on the U.S. West Coast. An increased number of Panamaxes were used to transport crude oil from the Caribbean to West Coast refiners via the Panama Canal to compensate for this shortfall. This increased traffic flow led to transit delays at the Panama Canal and congestion at West Coast ports, which further tightened the supply of available tonnage.

The world Panamax fleet at September 30, 2006 increased to 365 vessels (24.2 million dwt) from 326 vessels (21.6 million dwt) as of December 31, 2005. During the third quarter the fleet expanded by 13 vessels, or 0.8 million dwt. The orderbook increased to 213 vessels (13.7 million dwt) at September 30, 2006 from 186 vessels (12.2 million dwt) at December 31, 2005. The current orderbook now represents 56.8% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates* Handysize Product Carriers in the Caribbean and trans-Atlantic
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average	$23,600	$22,700	$23,000	$24,000
High	$31,500	$41,500	$35,900	$41,500
Low	$15,700	$9,300	$15,300	$9,300

* Rates based on 60% trans-Atlantic and 40% Caribbean movements to the U.S.

Rates for product carriers operating in the Caribbean and trans-Atlantic trades averaged $23,600 per day during the third quarter of 2006, 4% above average rates for the third quarter of 2005 and 18% higher than average rates for the second quarter of 2006.

Rates in 2006 reflect the reduction in refining capacity caused by the hurricanes that struck the U.S. Gulf Coast last year that led to increased demand for product imports. An oil spill in late June 2006 in Lake Charles, Louisiana combined with reduced gasoline production at two refineries resulted in an increase in rates to over $30,000 per day. Rates held close to this level into July. Product movements and rates from the Continent to the U.S in the third quarter of 2006 were strong as inventories were built as a precaution against another active hurricane season. The shortage of crude oil on the U.S. West Coast due to ANS pipeline problems also stimulated additional long haul trans-Pacific product imports from Asia to the U.S. Product rates declined in September when it became apparent that product inventory levels had reached sufficient levels on both the U.S. East and West Coasts. Product rates in the Asian market remained firm due to strong import demand for jet fuel in China, where increased refinery maintenance and an increase in gasoil output resulted in lower jet fuel production.

The world Handysize fleet showed only a modest increase during the third quarter and first nine months of 2006, growing to 540 vessels (22.6 million dwt) at September 30, 2006 from 527 vessels (21.8 million dwt) at December 31, 2005. The orderbook stood at 242 vessels (11.2 million dwt) at September 30, 2006, equivalent to 49.8% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

The average TCE rate for Jones Act Product Carriers engaged in the U.S. coastwise product trade for the third quarter of 2006 was approximately $40,000 per day, 6% below the previous quarter and 5% below average rates for the third quarter of 2005, which included the impact for additional seaborne movements caused by hurricane-related damage to pipeline infrastructure in the Gulf of Mexico.   Demand in the spot market was relatively slow in the third quarter resulting in many vessels experiencing increased waiting time looking for cargoes. In addition, the shutdown of the Prudhoe Bay pipeline had minimal direct impact on the Jones Act market.

In the third quarter of 2006, the double hull requirement in OPA 90 regulations forced the removal of one vessel from the Jones Act Product Carrier fleet, which stood at 41 vessels as of September 30, 2006. One additional single hull vessel is scheduled to be phased out in the fourth quarter of this year while the first of OSG’s newbuilding double hull vessels is scheduled for delivery at the end of November, keeping the projected number of Jones Act Product Carriers at 41 as of December 31, 2006. The Jones Act Product Carrier orderbook at September 30, 2006 consisted of 19 vessels, ten of which are being built by OSG and will be delivered to OSG over a five-year period from 2006 to 2010.

Outlook

World oil demand in 2006 is forecast to increase by 1.2%, or 1.0 million b/d, over 2005 levels, with the majority of the increase to occur in the fourth quarter of 2006. Demand growth in 2007 is forecast to accelerate to 1.7%, largely driven by rising oil demand in China, other developing Asian countries, North America and the Middle East.  The increase in demand in the U.S. combined with the delay in the start-up of the Thunder Horse offshore platform in the Gulf of Mexico to 2008, will result in additional imports, both crude oil and product. The start up and expansion of refineries in 2007 in China and other developing Asian countries will necessitate additional movements of crude oil into the region, primarily from West Africa and the Middle East. Additional movements of Venezuelan oil to China and resultant additional crude movements into the U.S. to replace Venezuelan crude should provide a boost to tonne-mile demand in 2007. All of the preceding factors should provide support to crude and product carrier rates in 2007.

Freight rates remain highly sensitive to severe weather patterns and geopolitical events.  Geopolitical events, such as ongoing violence in Nigeria’s oil producing Niger delta, escalating tensions with Iran and regional conflicts in the Middle East, could also precipitate changes in supply patterns that could significantly impact rates.

The forecast growth in tanker supply during 2006 of 5.5% to 7% may limit potential increases in freight rates. In 2007, increases in fleet size are also forecast in all vessel categories, with the highest increases for the Panamax and product carrier sectors.

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

As of September 30, 2006, the Capital Construction Fund held a diversified portfolio of marketable equity securities with an aggregate cost basis of $72,313,000 and an aggregate fair value of $83,759,000. The gross unrealized losses on equity securities held in the Capital Construction Fund as of September 30, 2006 were $1,638,000.  None of the equity securities with unrealized losses as of September 30, 2006 had a fair value that had been materially below its carrying value for more than six months.

Income from Vessel Operations:

During the third quarter of 2006, TCE revenues increased by $60,048,000, or 31%, to $254,808,000 from $194,760,000 in the third quarter of 2005.  During the third quarter of 2006, approximately 68% of the Company’s TCE revenues were derived in the spot market compared with 58% in the third quarter of 2005.  In the third quarter of 2006, approximately 32% of TCE revenues were generated from time or bareboat charters (“term”) compared with 42% in the third quarter of 2005.  During the nine months ended September 30, 2006, TCE revenues increased by $60,676,000, or 9%, to $751,221,000 from $690,545,000 in the first nine months of 2005.  In the first nine months of 2006, approximately 69% of the Company’s TCE revenues were derived in the spot market compared with 65% in the first nine months of 2005.  In the first nine months of 2006, approximately 31% of TCE revenues were generated from term charters compared with 35% in the first nine months of 2005.  The above information is based, in part, on information provided by the pools or commercial joint ventures in which OSG participates.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the third quarter of 2006, income from vessel operations increased by $6,079,000, or 7% to $88,949,000 from $82,870,000 in the third quarter of 2005. During the first nine months of 2006, income from vessel operations decreased by $76,420,000, or 21%, to $280,430,000 from $356,850,000 in the first nine months of 2005. These changes in reported income from vessel operations for the three and nine months ended September 30, 2006 reflect a $27,000,000 provision for the settlement of U.S. Department of Justice investigations (see Note N to the condensed financial statements).  See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations.  Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
TCE revenues	$175,878	$124,074	$528,726	$472,885
Vessel expenses	(22,940)	(23,600)	(70,307)	(66,980)
Time and bareboat charter hire expenses	(32,963)	(17,251)	(94,356)	(51,397)
Depreciation and amortization	(17,884)	(24,997)	(57,715)	(72,842)
Income from vessel operations (a)	$102,091	$58,226	$306,348	$281,666
Average daily TCE rate	$45,694	$29,367	$44,548	$38,606
Average number of vessels (b)	28.5	37.5	29.5	37.8
Average number of vessels chartered in under operating leases	15.5	8.8	15.4	7.7
Number of revenue days (c)	3,849	4,225	11,869	12,249
Number of ship-operating days:(d)
Owned vessels	2,619	3,454	8,049	10,331
Vessels bareboat chartered-in under operating leases	368	330	1,092	652
Vessels time chartered-in under operating leases	1,056	483	3,117	1,438

(a)          Income from vessel operations by segment is before general and administrative expenses and gain on disposal of vessels.

(b)         The average is calculated to reflect the addition and disposal of vessels during the period.

(c)          Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)         Ship-operating days represent calendar days.

Daily TCE rates earned by certain classes of vessels operating in the International Crude Tankers segment for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
VLCCs	$68,433	$34,676	$65,295	$54,285
Aframaxes	33,560	24,973	32,651	30,812
Panamaxes	26,939	24,090	27,210	25,157

Revenue days for the above classes of vessels for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
VLCCs	1,519	1,714	4,785	4,720
Aframaxes	1,350	1,508	4,191	4,592
Panamaxes	980	1,003	2,893	2,769

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2006 and 2005 between spot and time charter rates. The information for VLCCs, Aframaxes and Panamaxes is based, in part, on information provided by the pools or commercial joint ventures in which they participate.

	2006		2005
Three months ended September 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs:
Average rate	$68,433	$—	$34,676	$—
Revenue days	1,519	—	1,714	—
Aframaxes:
Average rate	$34,743	$29,925	$26,371	$21,760
Revenue days	1,018	332	1,051	457
Panamaxes:
Average rate	$29,263	$25,093	$27,801	$21,033
Revenue days	434	546	453	550

	2006		2005
Nine months ended September 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs:(a)
Average rate	$65,295	$—	$54,285	$—
Revenue days	4,785	—	4,720	—
Aframaxes:
Average rate	$33,935	$28,525	$34,182	$22,528
Revenue days	3,196	995	3,264	1,328
Panamaxes:
Average rate	$30,150	$24,928	$31,842	$19,631
Revenue days	1,265	1,628	1,253	1,516

(a)             Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the nine months ended September 30, 2006 and 2005 would have been $65,423 and $54,039 per day, respectively.

During the third quarter of 2006, TCE revenues for the International Crude Tankers segment increased by $51,804,000, or 42%, to $175,878,000 from $124,074,000 in the third quarter of 2005. This increase resulted from increases in the daily TCE rates earned on all classes of the segment’s vessels. These increases were partially offset by decreases in revenue days for VLCCs (principally due to an increase in the number of days in which vessels were off hire due to drydocking and repairs) and Aframaxes (due to the sale of two vessels, Overseas Keymar and Pacific Sapphire, during the third quarter of 2006 and the redelivery of a time chartered-in vessel in the third quarter of 2005).

Vessel expenses decreased by $660,000 to $22,940,000 in the third quarter of 2006 from $23,600,000 in the prior year’s third quarter due to a decrease in operating days as a result of the sale and leaseback of three VLCCs and four Aframaxes in the fourth quarter of 2005 to DHT (see discussion of “Sale of Seven Tankers to Double Hull Tankers”), the sale and leaseback of one VLCC (Overseas Crown) during the third quarter of 2006 and the sale of the two Aframaxes discussed above.  Average daily vessel expenses increased, however, by $1,000 per day. The change was principally attributable to the cost of lubricating oils and higher crew and environmental costs. Time and bareboat charter hire expenses increased by $15,712,000 to $32,963,000 in the third quarter of 2006 from $17,251,000 in the third quarter of 2005 as a result of the sale and leaseback of ten vessels subsequent to June 30, 2005. The charter in agreements for the eight VLCCs and six Aframaxes provide for profit sharing with the vessels’ owners when TCE rates exceed the base rates in the charters. Depreciation and amortization decreased by $7,113,000 to $17,884,000 from $24,997,000 in the third quarter of 2005 principally because of the sale of the vessels discussed above.

During the first nine months of 2006, TCE revenues for the International Crude Tankers segment increased by $55,841,000, or 12%, to $528,726,000 from $472,885,000 in the first nine months of 2005 principally attributable to increases in the daily TCE rates earned on all classes of the segment’s vessels. These increases were partially offset by a decrease in revenue days for Aframaxes due to the redelivery of a time chartered-in vessel in the third quarter of 2005 and the sale of three vessels (Bravery during 2005 and Overseas Keymar and Pacific Sapphire in 2006, as noted above). TCE revenues for the first nine months of 2006 reflect a loss of $611,000 generated by forward freight agreements compared with a gain of $1,236,000 in the first nine months of 2005.

Vessel expenses increased by $3,327,000 to $70,307,000 in the first nine months of 2006 from $66,980,000 in the first nine months of the prior year due to an increase in daily vessel expenses of  $1,289 per day, partially offset by a decrease in operating days, as discussed above. The increase in daily vessel expenses was principally attributable to increases in crew and environmental costs, cost of lubricating oils and the timing of delivery of stores and spares. Time and bareboat charter hire expenses increased by $42,959,000 to $94,356,000 in the first nine months of 2006 from $51,397,000 in the first nine months of 2005 as a result of the sale and leaseback of ten vessels subsequent to June 30, 2005. Depreciation and amortization decreased by $15,127,000 to $57,715,000 from $72,842,000 in the first nine months of 2005 principally as a result of the sale of the vessels discussed above.

International Product Carriers (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
TCE revenues	$55,048	$44,181	$160,938	$136,856
Vessel expenses	(19,445)	(12,552)	(59,508)	(36,934)
Time and bareboat charter hire expenses	(9,332)	(5,435)	(21,842)	(16,237)
Depreciation and amortization	(10,375)	(9,344)	(29,590)	(25,951)
Income from vessel operations	$15,896	$16,850	$49,998	$57,734
Average daily TCE rate	$20,609	$16,237	$20,382	$17,913
Average number of vessels	18.0	18.0	18.0	17.3
Average number of vessels chartered in under operating leases	13.7	12.0	12.7	11.1
Number of revenue days	2,671	2,721	7,896	7,640
Number of ship-operating days:
Owned vessels	1,656	1,656	4,914	4,718
Vessels bareboat chartered-in under operating leases	1,104	1,104	3,276	3,040
Vessels time chartered-in under operating leases	152	—	193	—

Daily TCE rates earned by the classes of vessels operating in the International Product Carriers segment for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Panamax Product Carriers	$18,308	$16,335	$21,194	$28,600
Handysize Product Carriers	21,167	17,194	20,683	17,564

Revenue days for the above classes of vessels for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Panamax Product Carriers	184	184	543	594
Handysize Product Carriers	2,487	2,537	7,353	7,046

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2006 and 2005 between spot and time charter rates.

	2006		2005
Three months ended September 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	$—	$18,308	$—	$16,335
Revenue days	—	184	—	184
Handysize Product Carriers: (a)
Average rate	$27,173	$18,763	$23,901	$16,318
Revenue days	711	1,776	293	2,244

(a)             Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the three months ended September 30, 2006 would have been $27,544 per day.

	2006		2005
Nine months ended September 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	$—	$21,194	$13,595	$30,132
Revenue days	—	543	55	539
Handysize Product Carriers: (a)
Average rate	$27,741	$18,311	$25,886	$16,545
Revenue days	1,849	5,504	768	6,278

(a)             Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the nine months ended September 30, 2006 would have been $28,232 per day.

During the third quarter of 2006, TCE revenues for the International Product Carriers segment increased by $10,867,000, or 25%, to $55,048,000 from $44,181,000 in the third quarter of 2005 principally as a result of an increase in the average TCE rates earned by the Handysize and Panamax Product Carriers, partially offset by a decrease in revenue days resulting from an increase of 202 days in which vessels were out of service due to drydocking and repairs. TCE revenues for the third quarter of 2006 reflect a loss of $264,000 generated by forward freight agreements.

Vessel expenses increased by $6,893,000 to $19,445,000 in the third quarter of 2006 from $12,552,000 in the prior year’s third quarter due to additional costs incurred in connection with the three reflagged vessels discussed below and an increase in average daily vessel expenses of $1,626 per day for the remaining product carriers. The increase in average daily vessel expenses was attributable to increases in crew and transportation costs, environmental costs and the timing of delivery of stores and lubricating oils. Time and bareboat charter hire expenses increased by $3,897,000 to $9,332,000 in the third quarter of 2006 from $5,435,000 in the third quarter of 2005 principally due to the delivery of two Handysize Product Carrier newbuildings during the quarter and the inclusion of a Handysize Product Carrier that was time chartered-in on a short-term basis in May 2006. Depreciation and amortization increased by $1,031,000 to $10,375,000 in the third quarter of 2006 from $9,344,000 in the third quarter of 2005 due to increased amortization associated with vessels that drydocked subsequent to September 30, 2005.

During the first nine months of 2006, TCE revenues for the International Product Carriers segment increased by $24,082,000, or 18%, to $160,938,000 from $136,856,000 in the first nine months of 2005. This increase in TCE revenues resulted from increases in revenue days and daily TCE rates earned by the Handysize Product Carriers. Revenue days increased due to the Stelmar acquisition, which added 24 Handysize and two Panamax Product Carriers to the Company’s fleet in January 2005, as well as the addition of the three chartered-in vessels discussed above. This increase was partially offset by an increase of 370 days in which vessels were out of service due to drydocking and repairs, as well as a reduction of 88 revenue days due to the sale of the Mary Ann and Diane in the first quarter of 2005. TCE revenues for the first nine months of 2006 reflect a loss of $909,000 generated by forward freight agreements.

Vessel expenses increased by $22,574,000 to $59,508,000 in the first nine months of 2006 from $36,934,000 in the first nine months of the prior year due to an increase in operating days attributable to the Stelmar acquisition, additional costs incurred in connection with the three reflagged vessels discussed below and an increase in average daily vessel expenses for the rest of the Product Carrier fleet. The increase in average daily vessel expenses of $1,366 per day was principally attributable to increases in crew, environmental and transportation costs and the timing of delivery of spares and lubricating oils. Time and bareboat charter hire expenses increased by $5,605,000 to $21,842,000 in the first nine months of 2006 from $16,237,000 in the first nine months of 2005 due to the addition of eight bareboat charters obtained in the Stelmar acquisition, which are being accounted for as operating leases, the sale and leaseback of four Handysize Product Carriers in January 2005 and the inclusion of the three time chartered-in vessels discussed above. Depreciation and amortization increased by $3,639,000 to $29,590,000 in the first nine months of 2006 from $25,951,000 in the same period of 2005 due to the addition of vessels from the Stelmar acquisition and increased amortization associated with vessels that drydocked subsequent to September 30, 2005, partially offset by the sale of four Handysize and two Pananmax Product Carriers in the first quarter of 2005.

The Company reflagged three (the Overseas Ambermar and Overseas Maremar in September 2005 and the Overseas Luxmar in October 2005) Handysize Product Carriers under the U.S. Flag and entered them in the U.S. Maritime Security Program (the “Program”). Under the Program, the Company receives approximately $2.6 million per year for each of these vessels. Such subsidy is intended to offset the increased cost incurred by such vessels because of operating under the U.S. Flag.

Other International (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
TCE revenues (a)	$4,893	$6,120	$14,495	$19,249
Vessel expenses	155	214	(237)	(1,109)
Provision for settlement	(27,000)	—	(27,000)	(4,000)
Time and bareboat charter hire expenses	(3,201)	(3,202)	(9,501)	(9,045)
Depreciation and amortization	(958)	(798)	(3,110)	(2,465)
Income from vessel operations	$(26,111)	$2,334	$(25,353)	$2,630
Average daily TCE rate (a)	$26,596	$26,475	$26,533	$27,561
Average number of vessels chartered in under operating leases	2.0	2.0	2.0	2.1
Number of revenue days	184	188	546	549
Number of ship-operating days, vessels time chartered-in under operating leases	184	188	546	574

(a)          TCE revenues include inter-segment commercial management fees of $1,142 and $4,118 for the three and nine months ended September 30, 2005, respectively.  Such amounts have been excluded in the calculation of the average daily TCE rates.

As of September 30, 2006, the Company operated two International Flag Dry Bulk Carriers. The two Dry Bulk Carriers commenced three-year time charters in early 2004. Vessel expenses in the first nine months of 2005 included an $865,000 increase in the reserve for the settlement of certain crew benefits (principally related to years prior to 2004).

U. S. Segment (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
TCE revenues	$18,989	$20,385	$47,062	$61,555
Vessel expenses	(10,025)	(6,928)	(24,994)	(21,915)
Time and bareboat charter hire expenses	(526)	(515)	(1,550)	(1,547)
Depreciation and amortization	(4,764)	(4,856)	(13,780)	(15,186)
Income from vessel operations	$3,674	$8,086	$6,738	$22,907
Average daily TCE rate	$30,397	$24,739	$26,757	$23,794
Average number of vessels	5.0	7.0	5.0	7.7
Average number of vessels chartered in under operating leases	2.0	2.0	2.0	2.0
Number of revenue days	625	824	1,759	2,587
Number of ship-operating days:
Owned vessels	460	644	1,365	2,091
Vessels bareboat chartered-in under operating leases	184	184	546	546

As of September 30, 2006, the U.S. segment consisted of the following:

•                  four Product Carriers, which are on time or bareboat charter;

•                  one Pure Car Carrier, which is on time charter; and

•                  two Bulk Carriers, one of which will be redelivered early in the fourth quarter of 2006 at the expiry of its charter-in, that transport U. S. foreign aid grain cargoes on voyage charters.

During the third quarter of 2006, TCE revenues for the U.S. segment decreased by $1,396,000, or 7%, to $18,989,000 from $20,385,000 in the third quarter of 2005. This decrease in TCE revenues principally resulted from a decrease of 199 revenue days due to the sale of the remaining Crude Tankers. Vessel expenses increased in the third quarter of 2006 by $3,097,000 to $10,025,000 from $6,928,000 in the third quarter of 2005.  The increase in the daily TCE rate earned and in vessel expenses for the three months ended September 30, 2006 compared with the three months ended September 30, 2005 reflects the conversion of the bareboat charter-out on the Galena Bay to a time charter in the third quarter of 2006. The remaining increase in vessel expenses was principally attributable to increases in crew costs and repairs.

During the first nine months of 2006, TCE revenues for the U.S. segment decreased by $14,493,000, or 24%, to $47,062,000 from $61,555,000 in the first nine months of 2005. This decrease in TCE revenues resulted from a decrease of 828 revenue days due to the sale of the three remaining Crude Tankers and an increase in drydock and repair days of 87 during which vessels were out of service. The reduction in revenue days was partially offset by an increase in the average daily TCE rate. Vessel expenses increased in the first nine months of 2006 by $3,079,000 to $24,994,000 from $21,915,000 in the first nine months of 2005.  The increase in vessel expenses principally reflects the conversion of the charter-out on the Galena Bay discussed above, and increases in crew costs and repairs.   Depreciation and amortization decreased by $1,406,000 to $13,780,000 in the first nine months of 2006 from $15,186,000 in the first nine months of 2005 due to the sale of the three Crude Tankers discussed above, partially offset by an increase in amortization attributable to vessels that drydocked in the first quarter of 2006.

General and Administrative Expenses

During the third quarter of 2006, general and administrative expenses increased by $7,376,000 to $20,871,000 from $13,495,000 in the third quarter of 2005 principally because of the following:

•                  an increase in cash compensation expense of approximately $5,100,000 in 2006, including $3,400,000 attributable to the recognition of the targeted cash incentive compensation ratably over 2006, whereas in prior years such incentive compensation was recognized in the fourth quarter;

•                  an increase in compensation related to stock options and restricted stock of $338,000;

•                  costs of $2,646,000 incurred during the third quarter of 2006, compared with $1,283,000 during the third quarter of 2005, in connection with an investigation by the U.S. Department of Justice (see Note N); and

•                  an increase in legal, accounting and consulting services of approximately $800,000.

These increases were partially offset by:

•                  integration costs of $487,000 incurred in 2005 in connection with the acquisition of Stelmar; and

•                  severance related payments aggregating $850,000 recognized in connection with the retirement of a senior officer in August 2005.

During the first nine months of 2006, general and administrative expenses increased by $22,920,000 to $67,952,000 from $45,032,000 in the first nine months of 2005 principally because of the following:

•                  an increase in cash compensation expense of approximately $14,400,000 in 2006, including $10,200,000 attributable to the recognition of the targeted cash incentive compensation ratably over 2006, whereas in prior years such incentive compensation was recognized in the fourth quarter;

•                  an increase in compensation related to stock options and restricted stock of $1,384,000;

•                  costs of $8,228,000 incurred during the first nine months of 2006, compared with $2,585,000 during the first nine months of 2005, in connection with an investigation by the U.S. Department of Justice; and

•                  an increase in legal, accounting and consulting services of approximately $3,400,000.

These increases were partially offset by:

•                  severance related payments of $2,000,000 and settlement losses of $1,318,000 recognized in the first nine months of 2005 in connection with the retirement of senior officers in January and August 2005; and

•                 integration costs of $1,306,000 incurred in 2005 in connection with the acquisition of Stelmar.

Equity in Income of Affiliated Companies:

During the third quarter of 2006, equity in income of affiliated companies increased by $3,734,000 to $5,585,000 from $1,851,000 in the third quarter of 2005.  During the first nine months of 2006, equity in income of affiliated companies decreased by $15,275,000 to $16,913,000 from $32,188,000 in the first nine months of 2005.  As a result of the 2005 sales of the Front Tobago (a VLCC in which the Company held a 30% joint venture interest) and the Compass I (an Aframax in which OSG held a 50% joint venture interest) and the Company’s purchase of its partner’s 50.1% interest in a joint venture that owned four V-Pluses, the only operating vessels held in companies accounted for by the equity method during the three and nine months ended September 30, 2006 were those held through DHT.  All of DHT’s vessels are on time charters, with profit sharing.  In comparison, during the three and nine months ended September 30, 2005, all of the revenue days resulted from vessels operating in the spot market.

As a result of the V-Plus transaction, two of the four V-Pluses are now included in the International Crude Tankers segment.

The following table is a summary of the Company’s interest in its vessel owning equity method investments, excluding ATC (see discussion below), and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are averages as of September 30, 2006 and 2005. The Company’s actual ownership percentages ranged from 30% to 50%.

	2006		2005
Three months ended September 30,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
V-Pluses operating in the spot market	—	0.0%	—	0.0%
VLCCs operating in the spot market	—	0.0%	27	30.0%
VLCCs operating on long-term charters	108	44.5%	—	0.0%
Aframax operating in the spot market	—	0.0%	—	0.0%
Aframaxes operating on long-term charters	162	44.5%	—	0.0%
Total	270	44.5%	27	30.0%

	2006		2005
Nine months ended September 30,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
V-Pluses operating in the spot market	—	0.0%	301	0.0%
VLCCs operating in the spot market	—	0.0%	81	30.0%
VLCCs operating on long-term charters	349	44.5%	—	0.0%
Aframax operating in the spot market	—	0.0%	53	0.0%
Aframaxes operating on long-term charters	475	44.5%	—	0.0%
Total	824	44.5%	435	30.0%

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP.  ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards.  Such income is included in the U.S. segment.

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest before impact of swaps and capitalized interest	$16,270	$22,405	$55,580	$67,839
Impact of swaps	(23)	1,186	809	6,029
Capitalized interest	(1,695)	(952)	(4,096)	(2,829)
Interest expense	$14,552	$22,639	$52,293	$71,039

Interest expense decreased by $8,087,000 to $14,552,000 in the third quarter of 2006 from $22,639,000 in the third quarter of 2005 as a result of a reduction in the average amount of debt outstanding of $647,000,000 (substantially all of which was floating rate debt), partially offset by an increase in the average rate paid on floating rate debt of 180 basis points to 6.0% from 4.2% in the comparable quarter of 2005. The impact of floating-to-fixed interest rate swaps decreased interest expense by $23,000 in the third quarter of 2006 compared with an increase of $1,186,000 in the third quarter of 2005. Interest capitalized in 2006 and 2005 relates principally to amounts advanced by the Company to a 49.9% owned joint venture constructing four LNG Carriers. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at September 30, 2006 and 2005 was 6.8% and 6.0%, respectively. Such rates take into consideration related interest rate swaps.

Interest expense decreased by $18,746,000 to $52,293,000 in the first nine months of 2006 from $71,039,000 in the first nine months of 2005 as a result of a reduction in the average amount of debt outstanding of $653,000,000 (substantially all of which was floating rate debt), partially offset by the inclusion in interest expense of a $4,800,000 write off of the unamortized balance of deferred finance charges for terminated credit facilities and the impact of an increase in the average rate paid on floating rate debt of 150 basis points to 5.3% from 3.8% in the comparable period of 2005. The impact of floating-to-fixed interest rate swaps increased interest expense by $809,000 in the first nine months of 2006 compared with an increase of $6,029,000 in the first nine months of 2005.

Provision/(Credit) for Federal Income Taxes:

The provisions/(credits) for income taxes for the three and nine months ended September 30, 2006 and 2005 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries. On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  Because the Company intends to permanently reinvest these earnings in foreign operations, no provision for U.S. income taxes on the earnings from shipping operations of its foreign subsidiaries is required commencing in 2005.

In September 2006, the Company made an election under the Jobs Creation Act, effective for years commencing with 2005, to have qualifying U.S. Flag operations taxed under a new tonnage tax regime rather than under the usual U.S. corporate income tax regime.  As a result of that election, OSG’s taxable income for U.S. income tax purposes with respect to the eligible U. S. Flag vessels will not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports). The Company recorded a reduction in its deferred tax provision of $3,500,000 in the three and nine months ended September 30, 2006 relating to the write off of deferred tax liabilities that will no longer reverse as a result of the election of the tonnage tax regime.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$90,830	$72,065	$279,425	$351,145
Provision/(credit) for federal income taxes	(3,800)	700	(11,141)	(3,569)
Interest expense	14,552	22,639	52,293	71,039
Depreciation and amortization	33,981	39,995	104,195	116,444
EBITDA	$135,563	$135,399	$424,772	$535,059

Newly Issued Accounting Standards:

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities in accordance with generally accepted accounting principles, and expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company believes that the adoption of FAS 157 will not have a material effect on its earnings or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” FAS 158 requires companies to:

•                  recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status,

•                  measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and

•                  recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

FAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements will be effective for OSG for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The Company believes that the adoption of FAS 158 will not have a material effect on its financial position.

Liquidity and Sources of Capital:

Working capital at September 30, 2006 was approximately $447,000,000 compared with $253,000,000 at December 31, 2005. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $302,000,000 at September 30, 2006.  Net cash provided by operating activities in the first nine months of 2006 was $310,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2006) compared with $339,000,000 in the first nine months of 2005. Net cash provided by operating activities in the first nine months of 2005 reflected $91,100,000 of payments with respect to 2004 federal income taxes. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to September 30, 2006, compared with the actual TCE rates achieved during the first nine months of 2006, will have a negative comparative impact on the amount of cash provided by operating activities.

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $300,000,000 worth of the Company’s common stock, from time-to-time, in the open market.  Such purchases will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions.  As of September 30, 2006, there have been no purchases under this program.

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

In 2006, the Company amended floating rate secured term loans covering ten vessels.  The amendments provided additional borrowings of approximately $84,000,000, removed the encumbrance on one of the vessels, reduced the applicable interest rates and extended the maturity dates of certain of the loans.

The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure the senior unsecured notes equally and comparably with any other unsecured indebtedness in the event OSG is required to secure such debt.

As of September 30, 2006, OSG had $1,800,000,000 of long-term unsecured credit availability, of which approximately $92,600,000 had been used for letters of credit issued in connection with the construction of four Aframaxes. The Company’s one long-term revolving credit facility matures as follows: $150,000,000 (2011), $150,000,000 (2012) and $1,500,000,000 (2013).

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of September 30, 2006.  The financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Because a portion of OSG’s debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company’s ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of September 30, 2006, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $653,191,000. Such debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of September 30, 2006, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During the first nine months of 2006, the joint venture made $363,226,000 of progress payments. The aggregate unpaid costs of $363,225,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as September 30, 2006 follows (in thousands):

	Balance of 2006	2007	2008	2009	2010	Beyond 2010	Total
Debt (1)	$18,605	$77,235	$75,916	$74,516	$73,182	$978,138	$1,297,592
Obligations under capital leases (1)	2,167	11,882	11,888	10,808	9,692	8,102	54,539
Operating lease obligations (chartered-in vessels) (2)	51,803	216,003	249,746	259,704	259,370	825,543	1,862,169
Newbuilding installments (3)	—	80,111	93,289	12,022	—	—	185,422

(1)          Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt ($344,394 as of September 30, 2006) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at September 30, 2006 of 5.4%.  The Company has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management’s interest-rate outlook at various times.  These agreements contain no leverage features and have various maturity dates from December 2008 to August 2014.  As of September 30, 2006, the interest rate swaps effectively convert the Company’s interest rate exposure on $69,910 from a floating rate based on LIBOR to an average fixed rate of 5.8%.

(2)          As of September 30, 2006, the Company had charter-in commitments for 60 vessels on leases that are, or will be, accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options.

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

Ratios of Earnings to Fixed Charges

The ratios of earnings to fixed charges for the nine months ended September 30, 2006 and 2005 were 4.4x and 4.9x, respectively.  The ratio of earnings to fixed charges has been computed by dividing the sum of (a) pretax income from continuing operations, (b) fixed charges (reduced by the amount of interest capitalized during the period) and (c) amortization expense related to capitalized interest, by fixed charges.  Fixed charges consist of all interest (both expensed and capitalized), including amortization of debt issuance costs, and the interest portion of time and bareboat charter hire expenses.

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

The Company uses forward freight agreements to reduce its exposure to changes in spot market rates earned by some of its vessels. Forward freight agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates. As of September 30, 2006, OSG was committed to forward freight agreements totaling 5,220,000 metric tons with notional principal amounts aggregating $62,599,000, which expire between January 2007 and December 2008. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and the majority of its operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

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

In connection with the U.S. Department of Justice investigation, on May 17, 2006, the chief engineer of the Company’s International Flag Aframax tanker, the Pacific Ruby, was indicted by a federal grand jury in the Eastern District of Texas for alleged violations of law concerning maintenance of books and records with respect to the handling of waste oils.  On July 19, 2006, the Company was named as a co-defendant with the chief engineer on the Pacific Ruby in a superseding indictment based on the same factual allegations.  The maximum fine against the Company for each of the ten alleged violations with respect to the Pacific Ruby is $500,000.  A trial of the charges against the chief engineer and the Company is scheduled for December 2006.

On May 31, 2006, the chief engineer on the Company’s International Flag Panamax tanker, the Cabo Hellas, entered into a plea agreement with the United States Attorney’s Office for the Central District of California under which the chief engineer pled guilty to two counts of record keeping violations to resolve his indictment on April 27, 2006 on charges of record keeping violations and witness tampering.  The violations were originally reported by the Company to the government in March 2006.  In September 2006, the chief engineer was sentenced to six months in prison (against which the six months he had been detained in the United States was fully credited), placed on probation for one year and fined $200.

In 2004 and the first quarter of 2005, the Company made provisions totaling $10 million for anticipated fines and contributions to environmental protection programs associated with a possible settlement of the U.S. Department of Justice investigation. In the third quarter of 2006, the Company, based on discussions with the U.S. Department of Justice that resumed in August 2006, made an additional $27 million provision for such items.  The Company continues to cooperate with the government with the goal of reaching a comprehensive settlement of the investigation.  Negotiations with the U.S. Department of Justice are continuing but there can be no assurance that a satisfactory settlement can be achieved. While management believes that the total fines and contributions associated with a possible settlement of the investigation will approximate the total provision of $37 million, no assurance can be given that the provision will be sufficient to cover such items.

Item 1A.             Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2005.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2006, the Company purchased 340 shares of its common stock for $67.61 per share (the closing price on such date) from one of its senior officers, who elected to pay the withholding taxes upon the vesting of restricted stock by delivering (and, thus, selling) shares of OSG’s common stock in accordance with the terms of the Company’s 2004 Stock Incentive Plan.

Item 6.                Exhibits

See Exhibit Index on page 53.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 2006 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows and changes in shareholders’ equity for the nine month periods ended September 30, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.

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

October 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date:	November 1, 2006	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date:	November 1, 2006	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President, Chief Financial Officer
and Treasurer

EXHIBIT INDEX

10.1

Agreement and Plan of Merger dated as of September 25, 2006 among the Registrant, a subsidiary of the Registrant and Maritrans Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2006 and incorporated herein by reference). The Registrant agrees to furnish a copy of all schedules to such Agreement and Plan of Merger to the Commission upon request.

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