Form 10-K
period 2006-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2007-03-01
CIK 75208

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                      to                                     .
Commission File Number 1-6479-1

O V E R S E A S  S H I P H O L D I N G  G R O U P ,  I N C .
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2637623 (I.R.S. Employer Identification Number)
666 Third Avenue, New York, New York (Address of principal executive offices)	10017 (Zip Code)

Registrant's telephone number, including area code: 212-953-4100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock (par value $1.00 per share)	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant's most recently completed second quarter, was $2,117,808,906, based on the closing price of $59.15 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

As of February 26, 2007, 39,359,177 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the registrant in connection with its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

i

ii

(This Page Left Blank Intentionally)

2006 Annual Report

PART I

ITEM 1. BUSINESS

OVERVIEW

Overseas Shipholding Group, Inc. ("OSG" or the "Company") is one of the world's leading bulk shipping companies engaged primarily in the ocean transportation of crude oil and petroleum products. At December 31, 2006, the Company owned or operated a modern fleet of 103 vessels (aggregating 11.7 million deadweight tons) of which 80 vessels operated in the international market and 23 operated in the U.S. Flag market. OSG's newbuilding program of owned and chartered-in vessels totaled 34 and extends across each of its operating segments, bringing the Company's total operating and newbuild fleet to 137 vessels.

OSG's vessel operations are organized into strategic business units and focused on market segments each serve: crude oil, refined petroleum products, U.S. Flag vessels and gas. The International Crude Tanker unit manages International Flag V-Plus, VLCC, Aframax and Panamax tankers; the International Product Carriers unit principally manages long- and medium-range Product Carriers; the U.S. unit manages most U.S. Flag vessels; and the Gas unit is developing its chartering and commercial capabilities in preparation for the delivery of four LNG carriers beginning in late 2007. Each business unit has dedicated chartering and commercial personnel while the Company's technical ship management operations and corporate departments support the Company's global fleet and corporate operations.

The Company generally charters its vessels either for specific voyages at spot rates or for specific periods of time at fixed monthly amounts. Spot market rates are highly volatile, while time charter rates are fixed for a specific period of time, and provide a more predictive stream of Time Charter Equivalent Revenues. For a more detailed discussion on factors influencing spot and time charter markets, see Operations—Charter Types later in this section.

A glossary of shipping terms (the "Glossary") that should be used as a reference when reading this Annual Report on Form 10-K can be found later in Item 1. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

BUSINESS STRATEGY

The Company's vision is to be a market leader in each of the segments in which it operates. To support its goal of market leadership, OSG balances the expansion of its International and U.S. Flag fleets on an opportunistic basis, continuously improves its operations and seeks to maintain a strong balance sheet and financial flexibility to support future growth. OSG believes that it differentiates itself from its competitors through the scale and diversity of its fleet, the skills, experience and capabilities of its sea-based crew and shore-based personnel, and its reputation of providing reliable, safe transportation services to customers while protecting the health and safety of its crews and the sanctity of the environment.

Balanced Growth—The Company believes that by balancing the types of vessels it deploys and actively managing the mix of charter types as well as the ownership profile of its fleet, it can maximize returns on invested capital while making it less dependent on any particular market sector.

Operational Excellence—The Company is committed to technical excellence across its fleet. The Company's high quality, modern fleet, which is operated by experienced crews, is supported by a program of standardized operational practices and procedures that are designed to ensure that seafarers and vessel operations comply with all applicable environmental, regulatory and safety standards established by International and U.S. maritime laws. The Company has a philosophy of continuous improvement in its systems and technologies designed to support such compliance. For more information, see Technical Operations later in this section.

Financial Flexibility—The Company believes its strong balance sheet, high credit rating and high level of unencumbered assets give it access to both the unsecured bank markets and to the public debt markets, allowing it to borrow primarily on an unsecured basis. This, in turn, reduces its financing costs and cash flow breakeven levels. This financial flexibility permits the Company to pursue attractive business opportunities.

2006 Annual Report 1

Summary of 2006 Events
During 2006, the Company pursued numerous initiatives that supported its balanced growth strategy, some of which are highlighted below.

Fleet Diversification and Expansion

•
Acquisition of Maritrans—On November 28, 2006, the Company completed the acquisition of Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company with a fleet of 19 operating and newbuild vessels. OSG paid $37.50 per share, which valued the transaction at approximately $506 million, including debt assumed upon closing. OSG has initially financed the acquisition through borrowings under existing credit facilities. As a result of the combination, OSG's U.S. Flag fleet now totals 37 operating and newbuild vessels that include Handysize Product Carriers, Articulated Tug Barges ("ATBs"), Dry Bulk Carriers and a Car Carrier. OSG will be able to use approximately $292 million of its Capital Construction Fund to fund payments towards the construction contracts and related costs of three newbuild ATBs. The strategic acquisition gives OSG a presence in all major U.S. Jones Act trading routes (intra U.S. Gulf, U.S. Gulf to the East Coast, U.S. Gulf to the West Coast, the Alaskan North Slope trades and the Delaware Bay) and provides customers with a broad range of short- and long-haul transportation and lightering services.

•
Entrance into the CNG Transportation Market through a Strategic Partnership with TransCanada—On August 6, 2006, OSG announced a strategic partnership with TransCanada CNG Technologies Ltd., a subsidiary of TransCanada Corporation. Under the agreement, OSG will develop and operate a new type of vessel capable of moving large quantities of compressed natural gas ("CNG"). The ships will utilize TransCanada's patented technology for the design, construction and operation of Gas Transport Modules ("GTMs") for the transportation of CNG from stranded gas fields throughout the world.

•
Product Carrier Fleet Expansion—Augmenting a fleet expansion program that began in 2005, during 2006 OSG ordered or chartered-in 10 medium-range ("MR") Product Carriers, vessels capable of transporting petroleum products, vegetable oils and easy chemicals.

—
In the first half of 2006, OSG time chartered-in four 47,000 dwt IMO III Product Carriers, from subsidiaries of Cido Tanker Holding Co., a privately held shipping company. Two of the vessels, the Overseas Aquarius and the Overseas Leo, have been chartered-in for periods of seven years with three year extension options. The Overseas Polaris and the Overseas Pisces have been chartered-in for 10 years. The sister ships will be built by Hyundai Mipo Dockyard Co. Ltd., in Ulsan, South Korea and are scheduled to be delivered to OSG between May 2008 and July 2009.

—
In the third quarter of 2006, OSG took delivery of two 51,000 dwt IMO III Product Carriers from Hong-Kong based Parakou Shipping Ltd. The Company has control of the vessels, the Overseas Hercules and the Overseas Orion, built by STX Shipbuilding Co., Ltd. in Chinhae, South Korea, for a period of 10 years. Two additional sister ships, the Overseas Cygnus and the Overseas Sextans, also time chartered-in from Parakou, are scheduled for delivery in the first half of 2007. The order for the vessels was announced on October 7, 2005.

—
On November 2, 2006, the Company announced the bareboat charter-in of three 50,000 dwt IMO II/III Product Carriers from Capital Maritime and Trading, Inc. for 10 years. The Overseas Serifos, the Overseas Sifnos and the Overseas Kimolos will be constructed at the STX Shipbuilding Co., Ltd. in South Korea. The vessels are slated for delivery in 2008.

—
In the fourth quarter of 2006, OSG bareboat chartered-in one 47,000 dwt IMO III Product Carrier from Daishin Technos Co., Ltd., a privately held shipping company in Japan, for a period of eight years with an option to purchase the vessel beginning in 2015. The vessel, to be named the Overseas Carina, will be built by Imabari Shipbuilding Co., Ltd. in Japan, and is expected to be delivered to OSG in the third quarter of 2010.

—
In the fourth quarter of 2006, the Company agreed to build two 52,000 dwt IMO III Product Carriers at Hyundai Mipo Dockyard Co. Ltd. The vessels are scheduled to be delivered to OSG in 2010.

•
Crude Oil Tanker Fleet—In the first quarter of 2006, OSG announced that it will build four 114,000 dwt 44-meter beam Aframax tankers at the New Times Shipbuilding Co. Ltd. shipyard based in Jinjiang, China. The vessels, scheduled for delivery in 2008 and 2009, will operate in the Aframax International pool and increase OSG's ability to serve customers

2 Overseas Shipholding Group, Inc.

  in the Atlantic basin. The tankers will be built using the new Common Structural Rules recently established by the International Association of Classification Societies ("IACS") for all tankers and bulk carriers ordered after April 1, 2006. The new Common Structural Rules include stricter hull strength requirements.

•
On April 24, 2006, Flota Petrolera Ecuatoriana ("FLOPEC"), an Ecuadorian state-owned oil company, joined Panamax International, bringing the number of vessels in the commercial pool to 20 modern, double hull tankers, all of which trade in the Americas. In addition to adding five vessels to the pool, FLOPEC provides access to preference cargoes coming out of Ecuador.

Financial Strength and Stability

•
On February 15, 2006, the Company announced it had entered into a $1.8 billion seven-year unsecured revolving credit agreement with a group of banks. Borrowings under this facility bear interest at a rate based on LIBOR. The terms, conditions and financial covenants were generally more favorable than those contained in the Company's prior long-term facilities. In connection with entering into the agreement, the Company terminated all of its other unsecured revolving credit facilities (long-term credit of $1.285 billion and short-term of $45 million).

•
On April 12, 2006, OSG's Board of Directors announced a regular quarterly dividend of 25¢ per share, a 43% increase from 17.5¢ per share, which had been in place since June 2003. OSG has paid a quarterly dividend to stockholders since 1974.

•
On June 9, 2006, the Company announced a share repurchase program of $300 million, which, at the time of the announcement, represented nearly 15% of the total shares outstanding. During the year, the Company repurchased 313,500 shares at an average price of $59.09 per share.

•
In 2006, the Company amended its floating rate secured term loans covering ten vessels. The amendments provided additional borrowings of approximately $84 million, removed the encumbrance on one of its vessels, reduced the applicable interest rates and extended the maturity dates of certain of the loans.

Active Asset Management

In furtherance of the Company's strategy to balance the mix of owned and chartered-in tonnage and to capitalize on a strong market for second-hand tonnage, the Company entered into a number of transactions whereby it sold or sold and leased-back vessels during the year. Fleet disposition activity during 2006 resulted in proceeds on vessel sales of $259 million resulting in $39.0 million in gains. Sale and lease-back transactions allow the Company to monetize assets in a favorable second-hand market, thereby transferring residual risk of older tonnage to third parties while retaining control of the tonnage. Amortization of deferred gains from sale and lease back transactions, which amounted to $43.1 million in 2006, is recorded as a reduction of charter hire expense.

Tax Changes Benefiting OSG's International Shipping Operations
In October 2004, Congress passed the American Jobs Creation Act of 2004 which, for taxable years beginning in 2005, reinstates the indefinite deferral of United States taxation on international shipping income until such income is repatriated to the U.S. as dividends. From 1987 through 2004, the Company's international shipping income was subject to current taxation. The tax law effectively restored the pre-1976 tax treatment of international shipping income beginning in 2005 and placed the Company's international fleet on a level playing field with its offshore competitors for the first time since 1986. For more information, see Taxation of the Company later in this section.

Fleet Highlights
As of December 31, 2006, OSG's owned, operated and newbuild fleet aggregated 137 vessels. Of this total, 100 vessels are International Flag and 37 vessels are U.S. Flag. The Marshall Islands is the principal flag of registry of the Company's International Flag vessels. In the international market, the Company has one of the industry's most modern and efficient fleets. At a time when customers are demonstrating an increasingly clear preference for modern tonnage based on concerns about the environmental risks associated with older vessels, 100% of OSG's owned International Flag fleet is double hull.

Additional information about the Company's fleet, including its ownership profile, is set forth below under Operations—Fleet Summary, as well as on the Company's website, www.osg.com.

2006 Annual Report 3

Fleet

	International Flag Fleet								U.S. Flag Fleet	Total
	Crude Tankers			Product Carriers
	VLCC	Aframax	Panamax	Handysize		Panamax	Gas	Dry Bulk

Owned	10	7	9	12	*	2	0	0	20	60
Chartered-in	11	10	2	15		0	0	2	3	43
Newbuilds	0	4	0	12		0	4	0	14	34
Total	21	21	11	39		2	4	2	37	137

*
Excludes three U.S. Flag vessels that trade primarily in the international markets and are therefore reflected in the International Product Carriers reportable segment.

Newbuild Delivery Schedule

Year of Delivery	Q1	Q2	Q3	Q4

2007	U.S. Flag Product Carrier ATB Product Carrier	Product Carrier U.S. Flag Product Carrier		ATB U.S. Flag Product Carrier LNG (2)

2008	LNG (2) Product Carrier	Product Carriers (4) U.S. Flag Product Carrier	U.S. Flag Product Carrier Aframax Tanker ATB	Aframax Tankers (2)

2009	U.S. Flag Product Carrier	ATB Product Carrier U.S. Flag Product Carrier Aframax Tanker	U.S. Flag Product Carrier Product Carrier

2010	U.S. Flag Product Carrier Product Carrier	U.S. Flag Product Carrier Product Carrier	Product Carrier

Commercial Pools
To increase vessel utilization and thereby revenues, the Company participates in Commercial Pools with other like-minded ship owners of similar modern, well-maintained vessels. By operating a large number of vessels as an integrated transportation system, Commercial Pools offer customers greater flexibility and a higher level of service while achieving improved scheduling efficiencies. All of the Company's V-Plus and VLCC vessels are managed in the Tankers International pool which, as of December 31, 2006, operated an aggregate of 44 VLCC and V-Plus tankers that trade on long haul routes throughout the world. All of OSG's Aframax tankers are in the Aframax International pool, which at year end 2006 consisted of 34 Aframaxes that generally trade in the Atlantic Basin, North Sea and the Mediterranean on short and medium haul routes. Nine of the Company's 11 crude Panamax tankers participate in Panamax International, which operated a total of 20 Panamaxes as of December 31, 2006 on short haul and medium haul routes between South and Central America, the U.S. and the Caribbean. These commercial ventures negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization rates for pool vessels by securing backhaul voyages and Contracts of Affreightment ("COAs"), thus generating higher effective TCE revenues than otherwise might be obtainable in the spot market while providing a higher level of service offerings to customers. For more information on the pools, see Operations—International Fleet Operations.

Technical Operations
OSG believes that its commercial success depends in large part on the Company's compliance with quality, safety and environmental ("QSE") standards mandated by worldwide regulators and customers. The Company's integrated technical management centers in the U.S. and Europe manage its operating fleet of International Flag crude oil tankers and refined petroleum product carriers, the U.S. Flag fleet and soon the gas fleet. In addition to regular maintenance and repair, crews onboard each vessel and OSG's technical management teams of shore side personnel are responsible for ensuring

4 Overseas Shipholding Group, Inc.

that the Company's fleet meets or exceeds QSE regulations and standards established by the U.S. Coast Guard, SOLAS (the International Convention for the Safety of Life at Sea) and MARPOL. This is achieved by hiring highly qualified crews and personnel, developing and deploying standardized, fleet-wide operational practices and procedures, continuous education and training and the reinforcement of Company policies through integrated systems and technology, open reporting programs and shore side support. In connection with the Company's philosophy of continuous improvement, OSG's operational integrity group, an audit and investigative function, audits both compliance by vessel crews with operating procedures and vessel compliance with environmental regulatory requirements and vessel safety and maintenance standards and responds to the Company's anonymous self reporting system of possible violations of Company policies and procedures. Furthermore, the Company's Operational Compliance Officer, who reports to the President and the Board of Directors, has independent oversight of fleet-wide vessel operating practices and procedures and global training programs. OSG believes it has one of the most comprehensive environmental compliance programs in the industry with checks and balances throughout its system. As a result of the settlement with the U.S. Department of Justice in 2006, the Company agreed to an environmental compliance program, which was substantially the same as its existing environmental management programs. For more information on the settlement, see Item 3 Legal Proceedings, later in this document.

Commercial Teams
OSG's commercial teams based in offices in London, New York, Singapore and Tampa enable customers to have access, at all times, to information about their cargo's position and status. The Company believes that the scale of its fleet, its commercial management skills and its extensive market knowledge allow it to consistently achieve better rates than smaller, independent shipowners. OSG's reputation in the marketplace is the result of longstanding relationships with its customers and business partners. Investments in technology, including database and software tools, have enabled OSG to improve the speed and quality of information it provides to its customers.

Customers
OSG's customers include major independent and state-owned oil companies, oil traders, and U.S. and international government entities. The Company believes that it distinguishes itself in the shipping market through an emphasis on service, safety and reliability and its ability to maintain and grow long-term customer relationships.

Liquidity
The Company believes that the strength of its balance sheet, and the financial flexibility that it affords, distinguishes it from many of its competitors. In 2006, stockholders' equity increased by $331 million to $2.2 billion and liquidity, including undrawn bank facilities, stood at more than $2.1 billion at December 31, 2006. In 2006, OSG entered into a new $1.8 billion unsecured credit facility, which replaced bank facilities that provided up to $1.33 billion of unsecured financing.

Liquidity adjusted debt to capital was 14.8% at December 31, 2006, a reduction of more than nine percentage points from 24.5% as of December 31, 2005. The Company achieved this improvement after consideration of the acquisition of Maritrans Inc. in a transaction valued at $506 million. For this purpose, liquidity adjusted debt is defined as long-term debt reduced by cash and the balance in the Capital Construction Fund.

Employees
As of December 31, 2006, the Company had 3,980 employees: 3,579 seagoing personnel and 401 shore side staff. The Company has collective bargaining agreements with three different maritime unions covering 561 seagoing personnel employed on the Company's U.S. Flag vessels. These agreements are in effect for periods ending between May 2007 and June 2015. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. OSG believes that it has a satisfactory relationship with its employees.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements regarding the outlook for tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for oil and petroleum products, either globally or in

2006 Annual Report 5

particular regions; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including accidents and discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; drydocking schedules differing from those previously anticipated; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; the ability of the Company to successfully combine the operations of the Company and Maritrans Inc.; estimates of future costs and other liabilities for certain environmental matters and compliance plans; and projections of the costs needed to develop and implement the Company's strategy of being a market leader in the segments in which the Company competes. The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

OPERATIONS

The bulk shipping of crude oil and refined and unrefined petroleum products has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers, ATBs and Product Carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company has established three reportable business segments: International Crude Tankers and International Product Carriers, and U.S. vessels.

The following chart reflects the percentage of TCE revenues generated by the Company's three reportable segments for each year in the three-year period ended December 31, 2006 and excludes the Company's proportionate share of TCE revenues of affiliated companies. Segment information for 2005 and 2004 has been reclassified to conform to the 2006 presentation.

	Percentage of TCE Revenues
	2006	2005	2004

International
Crude Tankers	68.9%	69.6%	82.7%
Product Carriers	21.7%	19.3%	4.8%
Other	1.8%	2.7%	3.2%

Total International Segments	92.4%	91.6%	90.7%
U.S.	7.6%	8.4%	9.3%

Total	100.0%	100.0%	100.0%

6 Overseas Shipholding Group, Inc.

The following chart reflects the percentage of income from vessel operations accounted for by each reportable segment. Income from vessel operations is before general and administrative expenses, gain on disposal of vessels and the Company's share of income from affiliated companies:

	Percentage of Income from Vessel Operations
	2006	2005	2004
International
Crude Tankers	88.5%	78.6%	90.8%
Product Carriers	14.5%	14.5%	3.4%
Other	(5.9)%	0.9%	0.4%

Total International Segments	97.1%	94.0%	94.6%
U.S.	2.9%	6.0%	5.4%

Total	100.0%	100.0%	100.0%

For additional information regarding the Company's three reportable segments for the three years ended December 31, 2006, and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note D to the Company's consolidated financial statements set forth in Item 8.

The Other International segment for 2006 reflects a $27 million increase in the reserve for the settlement of investigations by the U.S. Department of Justice. The increase in the relative contribution of International Product Carriers to TCE revenues and income from vessel operations in 2006 and 2005 compared with 2004 reflects the addition of 26 product carriers as a result of the Stelmar acquisition in 2005. Revenues from International Crude Tankers are derived principally from voyage charters and are, therefore, significantly affected by prevailing spot rates.

In contrast to the International Crude Tankers, revenues from International Product Carriers and the vessels included in the U.S. reportable segment are derived principally from time charters generating a more predictable level of TCE earnings. Accordingly, the relative contributions of the Handysize Product Carriers and the U.S. segment's vessels to consolidated TCE revenues and to consolidated income from vessel operations are influenced by the level of freight rates then existing in the international market for crude oil tankers, increasing when such rates decrease and decreasing when such rates increase. The reduction in the relative contribution of the vessels of the U.S. segment also reflects the sale of all four U.S. Flag Crude Tankers between February 2004 and year end 2005.

Charter Types
The Company believes that by balancing the mix of TCE revenues generated by voyage charters and time charters, the Company is able to maximize its financial performance throughout shipping cycles.

Spot Market

Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 69% of the Company's TCE revenues in 2006 and 2005 and 85% in 2004. The above information is based, in part, on information provided by the pools or commercial ventures in which OSG participates. Accordingly, the Company's shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company's vessels operate. Spot market rates are highly volatile. Rates are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over the period of projected use. Seasonal trends greatly affect world oil consumption and consequently vessel demand. While trends in consumption vary with season, peaks in demand quite often precede seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand are principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by

2006 Annual Report 7

the volume of newbuilding deliveries, the removal (principally through scrapping) of existing vessels from service, and by the greater efficiency of modern tonnage. Scrapping is affected by the level of freight rates, by the level of scrap prices and by international and U.S. governmental regulations that require the maintenance of vessels within certain standards and mandate the retirement of vessels lacking double hulls.

Time Charter Market

A significant portion of the Company's U.S. Flag fleet, its International Flag Product Carrier fleet and upon delivery, the LNG fleet is, or will be, on time charters, providing a significant and predictable level of earnings, which is not subject to fluctuations in spot-market rates. Time charters constituted 31% of the Company's TCE revenues in 2006 and 2005 and 15% in 2004. Some of the Company's older chartered-in vessels are chartered through the remainder of their commercial lives.

8 Overseas Shipholding Group, Inc.

Fleet Summary

As of December 31, 2006, OSG's International Flag and U.S. Flag operating fleet consisted of 103 vessels, 42% of which are chartered-in under operating or capital leases, the balance of which is owned. In order to maximize returns on invested capital, particularly during periods when newbuilding prices and second-hand prices are near all-time highs, the Company charters-in tonnage, enabling it to expand its fleet without making additional capital commitments. Vessels chartered-in may be Bareboat Charters (where OSG is responsible for all Vessel Expenses) or Time Charters (where the shipowner pays Vessel Expenses).

	Vessels Owned		Vessels Chartered-in		Total at December 31, 2006
Vessel Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt

Operating Fleet
VLCC (including V-Plus)	10	10	11	7.25	21	17.25	6,693,861
Aframax	7	7	10	7.6	17	14.6	1,776,413
Panamax	9	9	2	2	11	11	764,083
International Flag Crude Tankers	26	26	23	16.85	49	42.85	9,234,357
Panamax	2	2	—	—	2	2	140,626
Handysize	12	12	15	15	27	27	1,176,834
International Flag Product Carriers	14	14	15	15	29	29	1,317,460
International Flag Dry Bulk Carriers	—	—	2	2	2	2	319,843

Total International Flag Operating Fleet	40	40	40	33.85	80	73.85	10,871,660

Handysize Product Carriers	6	6	2	2	8	8	357,217
Clean ATBs	8	8	—	—	8	8	212,981
Lightering:
ATBs	2	2	—	—	2	2	90,908
Crude Carrier	1	1	—	—	1	1	39,213
Dry Bulk Carriers and Car Carrier	3	3	1	1	4	4	110,892

Total U.S. Flag Operating Fleet	20	20	3	3	23	23	811,211

Total Operating Fleet	60	60	43	36.85	103	96.85	11,682,871

Newbuild Fleet
International Flag:
Aframax Crude Tankers	4	4	—	—	4	4	456,000
Handysize Product Carriers	2	2	10	10	12	12	591,350
U.S. Flag:
Product Carriers	—	—	10	10	10	10	460,000
Clean ATB*	1	1	—	—	1	1	29,540
Lightering ATBs	3	3	—	—	3	3	134,511

Total Newbuild Fleet	10	10	20	20	30	30	1,671,401

Crude Tankers, ATBs, Product Carriers and Dry Bulk Carriers	70	70	63	56.85	133	126.85	13,354,272
Newbuild LNG Carriers	4	2	—	—	4	2	864,800cbm
Total Operating and Newbuild Fleet	74	72	63	56.85	137	128.85

*
Being double hulled

OSG has one of the youngest International Flag fleets in the industry. The Company believes its modern, well maintained fleet is a significant competitive advantage in the global market. The table below reflects the average age of the Company's owned International Flag fleet in comparison with the world fleet.

Vessel Type	Average Age of OSG's Owned Fleet at 12/31/06	Average Age of OSG's Owned Fleet at 12/31/05	Average Age of World Fleet at 12/31/06*

VLCC (including V-Plus)	5.9 years	5.7 years	9.1 years
Aframax	8.2 years	8.1 years	9.3 years
Panamax (crude oil and product carriers)	3.8 years	2.8 years	9.8 years
Handysize Product Carrier	5.9 years	4.9 years	12.4 years

*
Source: Clarkson database as of January 1, 2007

2006 Annual Report 9

International Fleet Operations

Crude Oil Tankers

In order to enhance vessel utilization and TCE revenues, the Company has placed its V-Plus, VLCC and Aframax tankers as well as a number of Panamax tankers into commercial ventures that are responsible for the Commercial Management of these vessels. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants, after deducting administrative fees, according to formulas based upon the relative carrying capacity, speed, and fuel consumption of each vessel.

•
Tankers International—Tankers International was formed in December 1999 by OSG and other leading tanker companies in order to pool the commercial operation of their modern VLCC fleets. As of December 31, 2006, Tankers International had eight participants and managed a fleet of 44 modern VLCCs and V-Pluses that trade throughout the world, including all 21 (17.25, weighted by ownership) of the Company's V-Plus and VLCC owned and chartered-in vessels.

Tankers International performs the Commercial Management of its participants' vessels. The large number of vessels managed by Tankers International gives it the ability to enhance vessel utilization through backhaul cargoes and COAs, thereby generating greater TCE revenues. In recent years, crude oil shipments from West Africa to Asia have expanded, increasing opportunities for vessels otherwise returning in ballast (i.e., without cargo) from Europe and North America to load cargoes in West Africa for delivery in Asia. Such combination voyages are used to maximize vessel utilization by minimizing the distance vessels travel in ballast.

By consolidating the Commercial Management of its substantial fleet, Tankers International is able to offer its customers access to an expanded fleet of high-quality VLCCs and V-Pluses. The size of the fleet enables Tankers International to become the logistics partner of major customers, providing new and improved tools to help them better manage their shipping programs, inventories and risk.

•
Aframax International—Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. As of December 31, 2006, there were six participants in Aframax International and the pool Commercially Managed 34 vessels, including all 17 (14.6, weighted by ownership) of the Company's owned and chartered-in vessels. Aframax International's vessels generally trade in the Atlantic Basin, North Sea and the Mediterranean. The Aframax International pool has been able to enhance vessel utilization with backhaul cargoes and COAs, thereby generating higher TCE revenues than would otherwise be attainable in the spot market.

•
Panamax International—Panamax International was formed in April 2004 and provides the Commercial Management of the Panamax fleets of its three participants. As of December 31, 2006, Panamax International managed a fleet of 20 modern Panamaxes, which includes five of the Company's Panamaxes, as well as four that are time chartered to one of the pool partners.

Product Carriers

International Product Carriers constitutes one of the Company's reportable business segments and is made up of a diverse International Flag and U.S. Flag fleet that transport refined petroleum products worldwide. The fleet, consisting of 30 medium-range Product Carriers and two long-range Panamax coated tankers ("LR1"), gives OSG the ability to provide a broad range of services to global customers. Refined petroleum product cargoes are transported from refineries to consuming markets and are characterized by both long- and short-haul routes. The market is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. The Company's expansion of its Product Carrier fleet is consistent with its balanced growth strategy and was built upon a commercial and technical platform of operating a core fleet of Handysize Product Carriers by expanding and growing revenue and earnings in a market sector with more predictable earnings characteristics.

In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel, jet fuel, home heating oil, vegetable oils and easy chemicals. The trades require crews to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and discharging, cleaning and loading operations than crude oil tankers.

OSG has opportunistically expanded its commercial footprint in the Product Carrier segment through acquisitions, newbuildings, chartering-in of vessels and commercial alliances.

10 Overseas Shipholding Group, Inc.

•
OSG trades two of its Handysize Product Carriers in the Clean Products International Pool, a regional Commercial Pool formed in 2006 with Ultragas Group. The pool is comprised of four vessels and concentrates on triangulation trades in South America.

•
Since 2005, OSG has ordered or chartered-in from third parties 14 newbuild Handysize Product Carriers. Delivery of these vessels began in 2006 and will continue through 2010. These newbuilds are an important part of the business unit's strategy to modernize and expand its fleet, and offset redeliveries of older, chartered-in vessels scheduled for 2008 and 2009. Of the Product Carrier newbuild program, all except one of the vessels will be IMO III compliant, allowing for increased flexibility when switching between cargo grades.

•
On January 20, 2005, OSG acquired Stelmar Shipping Ltd. ("Stelmar"), a leading provider of petroleum product and crude oil transportation services. Stelmar's fleet of 40 vessels included 24 owned and chartered-in Handysize Product Carriers. The fleet and a technical management center based in Athens, Greece, significantly expanded the Company's commercial footprint and ability to compete in Atlantic Basin trades.

•
Three of the four U.S. Flag vessels that participate in the U.S. government's Maritime Security Program, the Overseas Maremar, the Overseas Luxmar and the Overseas Ambermar, are included in the International Product Carrier unit. For detailed information on the Maritime Security Program, see U.S. Flag Fleet Operations, Maritime Security Program later in this section.

Gas

Gas constitutes one of the Company's business units, which will transport two important energy sources: liquefied natural gas and compressed natural gas. The Company entered each of these energy sectors with strategic partners, a tactic that allows OSG to gain experience in each sector prior to committing to more significant expansion. The expansion into the gas market further enhances the Company's fixed revenue and earnings base, since both CNG and LNG markets are characterized by long-term time-charters.

•
OSG is constructing four 216,000 cbm LNG Carriers that will be delivered in 2007 and 2008. The Company entered this emerging energy market in November 2004, after a competitive tender process whereby Qatar Liquefied Gas Company Limited (II) selected a joint venture in which the Company has a 49.9% interest to time charter the LNG Carriers for twenty-five years, with options to extend. The joint venture between the Company and Qatar Gas Transport Company Limited (Nakilat) ordered the four vessels at a total purchase price of $908 million. The Company will provide Technical Management for these state-of-the-art vessels. Through the award of these time charters, the Company is strategically diversifying its business, entering a market that the Company believes offers significant opportunities. For more information about the financing of the LNG Carriers, see Note F to the consolidated financial statements set forth in Item 8.

•
The Company entered the CNG segment in 2006 through a partnership between OSG and TransCanada CNG Technologies Ltd, a subsidiary of TransCanada Corporation. The partnership combines OSG's knowledge of marine transportation and vessel construction with TransCanada's patented technology for GTMs that is intended to enable the development of efficient and commercially viable CNG vessels. TransCanada's GTM technology utilizes a proprietary composite reinforced steel pressure container system manufactured under license from NCF Industries Inc. (U.S. and foreign patents issued and pending).

U.S. Flag Fleet Operations

OSG is one of the largest commercial owners and operators of Jones Act vessels in the United States. The Company's U.S. Flag Fleet has expanded significantly in the past three years and today consists of a diverse fleet of 37 owned, operated and newbuild vessels of Handysize Product Carriers, ATBs, Dry Bulk Carriers and a Car Carrier. As a U.S.-based company, OSG is uniquely positioned to participate in the U.S. Jones Act shipping market, a trade that is not available to its foreign-based competitors. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies, more than 75% owned and controlled by U. S. citizens. The Jones Act regulations, coupled with tax law changes in the American Jobs Creation Act of 2004, has enabled OSG to significantly invest in and expand its U.S. Fleet business.

•
ATBs—In November 2006, OSG acquired Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull Jones Act vessels serving the East and U.S. Gulf coastwise trades. This strategic acquisition gave OSG a presence in all major U.S. trading routes; intra U.S. Gulf,

2006 Annual Report 11

  U.S. Gulf to the East Coast, U.S. Gulf to the West Coast, the Alaskan North Slope trades and the Delaware Bay. In addition, the acquisition provided for a qualifying use of OSG's Capital Construction Fund towards the acquisition of construction contracts for three ATBs, which will be used for lightering services in the Delaware Bay. The Company anticipates withdrawing approximately $292 million through 2008 for this purpose.

•
Jones Act Product Carrier Newbuild Order—In June 2005, OSG signed agreements to bareboat charter-in 10 Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard, Inc. The unique market dynamic of a declining Jones Act single hull fleet in the United States as a result of the U.S. Oil Pollution Act of 1990 ("OPA 90"), coupled with the expected continued growth in demand by U.S. consumers for crude oil and petroleum products transported by sea, served as the basis for OSG placing the series order for the product carriers prior to securing employment for the vessels. OSG has chartered-in each vessel for initial terms of five and seven years commencing on delivery of each vessel. The Company has extension options for the life of the vessels. As of December 31, 2006, OSG has entered into long-term time charters-out for nine of these 10 vessels. The vessels under construction will deliver between 2007 through 2010.

•
Alaskan North Slope Trade—OSG has a significant presence in the Alaskan North Slope trade through its 37.5% equity interest in Alaska Tanker Company, LLC ("ATC"), a joint venture that was formed in 1999 among OSG, BP p.l.c. ("BP") and Keystone Shipping Company ("Keystone"), to support BP's Alaskan crude oil transportation requirements. The Company's participation in ATC provides it with the ability to earn additional income (incentive hire) based upon ATC's meeting certain predetermined performance standards. Such income, which is included in equity in income of affiliated companies, amounted to $6.8 million in 2006, $8.1 million in 2005 and $7.1 million in 2004.

•
Dry Bulk Cargo—The Company's U.S. Flag Dry Bulk Carriers qualify to participate in the carriage of U.S. government cargoes. The Merchant Marine Act of 1936, as amended, requires that preference be given to U.S. Flag vessels, if available at reasonable rates, in the shipment of at least half of all U.S. government-generated cargoes and 75% of all food-aid cargoes.

•
Maritime Security Program—Since late 1996, the Company's U.S. Flag Pure Car Carrier has participated in the U.S. Maritime Security Program (the "Program"), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. In 2005, the Company signed four agreements with the Maritime Administrator of the Department of Transportation pursuant to which the Company entered three reflagged U.S. Flag Product Carriers and re-entered its U.S. Flag Pure Car Carrier into the Program. The terms of the three agreements relating to the reflagged Product Carriers are four years, subject to extension to a total of ten years in the event that the Company is awarded certain construction subsidies under the National Defense Tanker Vessel Construction Program ("NDTVCP") and substitutes appropriate newbuild vessels constructed with such subsidies for the reflagged Product Carriers. Congressional funding of the NDTVCP has not been approved and there can be no assurance that Congress will provide such construction subsidies, that such subsidies will be awarded to the Company or that terms of these agreements will be extended if the Company does not substitute newbuild vessels constructed with such subsidies. Under the Company's ten-year agreement relating to the Pure Car Carrier, the vessel will continue in the Program through 2007, at which time the Company will need to substitute a modern U.S. Flag Car Carrier into the Program. Under the Program, the Company receives approximately $2.6 million per year for each vessel through 2008, $2.9 million per year for each vessel from 2009 through 2011, and $3.1 million per year for each vessel from 2012 through 2016, subject in each case to annual Congressional appropriations.

•
Capital Construction Fund—To encourage private investment in U.S. Flag vessels, the Merchant Marine Act of 1970 (the "Act") permits deferral of taxes on earnings from U.S. Flag vessels deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag vessels (primarily those limited to foreign, Great Lakes, and noncontiguous domestic trades). The Company is a party to an agreement under such Act. Under the agreement, the general objective is for U.S. Flag vessels to be constructed or acquired through the use of assets accumulated in the fund. If the agreement is terminated or amounts are withdrawn from the Capital Construction Fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had approximately $316 million in its Capital Construction Fund as of December 31, 2006. The Company's balance sheet at December 31, 2006 includes a liability of approximately $99 million for deferred taxes on the fund deposits and earnings thereon.

12 Overseas Shipholding Group, Inc.

Investments in Affiliated Companies

The following chart reflects the percentage of income of investments in joint ventures and other investments accounted for using the equity method by each reportable segment.

	Percentage of Income of Equity Method Investments
	2006	2005	2004

International
Crude Tankers	66.6%	82.2%	84.4%
Other	3.1%	(0.6%)	—

Total International Segments	69.7%	81.6%	84.4%
U.S.	30.3%	18.4%	15.6%

Total	100.0%	100.0%	100.0%

In October 2005, the Company sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. ("DHT") in connection with DHT's initial public offering. These vessels are time chartered back to OSG at fixed rates for initial periods of five to six and one-half years. The charters provide for the payment of additional hire, on a quarterly basis, by OSG when the aggregate revenue earned by these vessels for the Company exceeds the sum of the basic hire paid during the quarter by the Company, as it did in 2006 and in the fourth quarter of 2005.

As a result of the 2005 sales of Front Tobago (a VLCC in which the Company held a 30% joint venture interest) and the Compass I (an Aframax in which OSG held a 50% joint venture interest) and the Company's purchase of its partner's 50.1% interest in a joint venture that owned four V-Pluses (see discussion below), the only operating vessels held in companies accounted for by the equity method at December 31, 2006 and 2005 were those held through DHT, all of which are on time charters to OSG, with profit sharing.

In 2004, the Company completed a transaction with its partner covering six joint venture companies, each of which owned a VLCC. This transaction provided for an exchange of joint venture interests that resulted in the Company owning 100% of the Dundee, Sakura I and Tanabe, and the joint venture partner owning 100% of the Edinburgh, Ariake and Hakata. The results of the Dundee, Sakura I and Tanabe are included in the International Crude Tankers segment from the effective date of the transaction.

In July 2004, a joint venture in which the Company has a 49.9% interest, acquired four double hull V-Pluses. The four V-Pluses, which are the only double hull V-Pluses in the world, are capable of carrying up to 3.2 million barrels of crude oil, more than 50% greater than VLCCs, at a lower delivered cost per barrel. These four vessels incorporate many design features intended to extend their trading lives to 40 years and enhance their safety and efficiency in the long haul crude trade. On June 1, 2005, a subsidiary of OSG acquired its partner's 50.1% interest in this joint venture, then sold two of the four V-Pluses to the former joint venture partner in exchange for cash. The results of the two V-Pluses the Company owns, TI Africa and TI Oceania, are included in the International Crude Tankers segment from the effective date of the transaction.

COMPETITION

The shipping industry is highly competitive and fragmented with OSG competing with other owners of U.S. and International Flag tankers and dry cargo ships. Competitors include other independent shipowners and integrated oil companies and state owned entities with their own fleets, oil traders with logistical operations, and pipelines.

OSG's vessels compete with all other vessels of a size and type required by the customer that can be available at the date specified. In the spot market, competition is based primarily on price, although charterers are becoming increasingly more selective with respect to the quality of the vessel they hire considering other key factors such as the vessel age, the reliability and quality of operations and preference for modern double hull vessels based on concerns about environmental risks associated with older vessels. Consequently, owners of large modern double hull fleets have gained

2006 Annual Report 13

a competitive advantage over owners of older fleets. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be more significant when competing for business.

As of December 31, 2006, OSG's fleet of VLCCs and V-Pluses is commercially managed through Tankers International. Tankers International, with a total of 44 VLCCs as of December 31, 2006, is a leading player in this highly competitive and fragmented market. Its main competitors include Frontline Ltd., Mitsui OSK Lines, Ltd., Nippon Yusen Kabushiki Kaisha and VELA International Marine Ltd., the shipping arm of the Saudi Arabian oil company.

OSG also operates as part of Aframax International, which consists of 34 Aframaxes trading primarily in the Atlantic Basin, North Sea, Baltic and Black Sea areas and in the Mediterranean. Aframax International is one of the three largest operators in this fragmented market sector. Aframax International's main competitors include Teekay Shipping Corporation, Malaysian International Shipping Corporation Berhad, Novorossiysk Shipping Company, Sigma Tankers Heidmar Inc. and British Petroleum Shipping Ltd.

OSG's main competitors in the highly fragmented Panamax trade include owners and pool operators. Panamax International commercially manages 20 double hull vessels. Main competitors include Star Tankers Heidmar Inc., A/S Dampskibsselskabet Torm, Jacob-Scorpio Pool Management S.A.M. as well as Glencore International AG and China Shipping Group.

In the Handysize Product Carrier segment, OSG owns or charters-in a fleet of 27 vessels that competes in a highly fragmented market. Main competitors include Glencore International AG, Handytankers K/S, Vitol Group, OMI Corporation, Trafigura, A/S Dampskibsselskabet Torm, Sovcomflot OAO and Novorossiysk Shipping Company.

The U.S. Jones Act restricts U.S. point-to-point seaborne shipments to vessels operating under U.S. Flag that were built in the U.S., manned by U.S. crews and at least 75% owned and operated by U.S. citizens. OSG's primary competitors are operators of U.S. Flag oceangoing barges and tankers, such as Seacor Holdings Inc. and U.S. Shipping Partners L.P. and operators of refined product pipelines, such as the Colonial and Plantation pipeline systems that transport refined petroleum products directly from refineries to markets.

ENVIRONMENTAL AND SECURITY MATTERS RELATING TO BULK SHIPPING

Government regulation significantly affects the operation of the Company's vessels. OSG's vessels are subject to international conventions, national, state and local laws and regulations in force in the countries in which such vessels may operate or are registered.

The Company's vessels undergo regular and rigorous in-house safety reviews. In addition, a variety of governmental and private entities subject the Company's vessels to both scheduled and unscheduled inspections. These entities include local port state control authorities (U.S. Coast Guard, harbor master or equivalent), Classification Societies, flag state administration (country of registry) and charterers, particularly terminal operators and oil companies. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of the Company's vessels. Failure to maintain necessary permits or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of the Company's vessels.

The Company believes that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older tankers throughout the industry. Increasing environmental concerns have created a demand for tankers that conform to the stricter environmental standards. The Company is required to maintain operating standards for all of its tankers emphasizing operational safety, quality maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. OSG believes that the operation of its vessels is in compliance with applicable environmental laws and regulations; however, because such laws and regulations are frequently changed and may impose increasingly stringent requirements, OSG cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of its tankers.

On December 19, 2006, OSG and the U.S. Department of Justice reached a comprehensive settlement regarding violations concerning the Company's handling of waste oils and maintenance of books and records related thereto. For more information on the settlement, see Item 3 Legal Proceedings later in this document.

14 Overseas Shipholding Group, Inc.

International Environmental and Safety Restrictions and Regulations

Phase Out of Non Double Hull Tankers:

In April 2001, the International Maritime Organization ("IMO") adopted regulations under the International Convention for the Prevention of Pollution from Ships, or MARPOL, requiring new tankers of 5,000 dwt and over, contracted for construction since July 6, 1993, to have double hull, mid-deck or equivalent design. At that time the regulations also required the phase out of non double hull tankers by 2015, with tankers having double sides or double bottoms permitted to operate until the earlier of 2017 or when the vessel reaches 25 years of age. Existing single hull tankers were required to be phased out unless retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. These regulations were adopted by over 150 nations, including many of the jurisdictions in which the Company's tankers operate. Subsequent amendments to the MARPOL regulations accelerated the phase out of single hull tankers to 2005 for Category I vessels and 2010 for Category II vessels. Category I vessels are crude oil tankers of 20,000 dwt and above and product carriers of 30,000 dwt and above that are pre-MARPOL Segregated Ballast Tanks ("SBT") carriers. Category II tankers are crude oil tankers of 20,000 dwt and above and product carriers of 30,000 dwt and above that are post-MARPOL SBT tankers. In addition, a Condition Assessment Scheme ("CAS") will apply to all single hull tankers 15 years or older. Flag states, however, may permit the continued operation of Category II tankers beyond 2010, subject to satisfactory CAS results, but only to 2015 or 25 years of age, whichever comes earlier. Category II tankers fitted with double bottoms or double sides not used for the carriage of oil will be permitted to trade beyond 2010 to 25 years of age, subject to the approval of the flag state. Although flag states may grant life extensions to Category II tankers, port states are permitted to deny entry to their ports and offshore terminals to single hull tankers operating under such life extensions after 2010, and to double sided or double bottomed tankers after 2015.

MARPOL Regulation 13H banned the carriage of heavy grade oils in single hull tankers of more than 5,000 dwt after April 5, 2005, except that flag states may permit Category II tankers to continue to carry heavy grade oil beyond 2005, subject to satisfactory CAS results. This regulation predominantly affected heavy crude oil from Latin America, as well as heavy fuel oil, bitumen, tar and related products.

The IMO may adopt additional regulations in the future that could further restrict the operation of single hull vessels.

European Union ("EU") regulation (EC) No. 417/2002, which was introduced in the wake of the sinking of the Erika off the coast of France in December 1999, provided a timetable for the phase out of single hull tankers from EU waters. In 2003, in response to the Prestige oil spill in November 2002, the EU adopted legislation that (a) banned all Category I single hull tankers over the age of 23 years immediately, (b) phased out all other Category I single hull tankers in 2005 and (c) prohibits all single hull tankers used for the transport of oil from entering its ports or offshore terminals after 2010, with double sided or double bottomed tankers permitted to trade until 2015 or until reaching 25 years of age, whichever comes earlier. The EU, following the lead of certain EU nations such as Italy and Spain, also banned all single hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction.

Many users of oil transportation services operating around Europe are showing a willingness to pay a higher freight rate for double hull tankers than for single hull tankers. It is becoming increasingly more difficult to obtain clearance for single hull tankers from many countries and oil terminals.

OSG's International Flag tanker fleet is comprised of modern double hull vessels, except for 13 chartered-in Handysize Product Carriers, which do not qualify as double hull for MARPOL or EU purposes. The direct impact to the Company of the revised and accelerated IMO phase out schedule will be limited, as all of the Company's crude oil tankers, and all but these 13 chartered-in International Flag Product Carriers, are double hull, and the charters-in expire prior to the date of the respective vessels' IMO phase out. However, because six of these 13 vessels are not already chartered out through the end of their respective charters-in, they are less likely to command premium rates when their current time charters out end. The Company's four double bottom U.S. Flag Product Carriers and two single hull barges (one of which is scheduled to be rebuilt to double hull specifications during 2007) participate in the U.S. Jones Act trades and are therefore not affected by the IMO phase-out schedule. The U.S. has not adopted the 2001 amendments to the MARPOL regulations, which were viewed as less restrictive than OPA 90 regulations that were already in place.

The IMO has also negotiated international conventions that impose liability for oil pollution in international waters and a signatory's territorial waters.

2006 Annual Report 15

Other International Environmental and Safety Regulations:

Under the International Safety Management Code, or ISM Code, promulgated by the IMO, vessel operators are required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating their vessels safely and describing procedures for responding to emergencies. OSG has developed such a safety management system. The ISM Code also requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel's management with code requirements for a safety management system. No vessel can obtain a certificate unless its operator has been awarded a document of compliance, issued by the flag state of that vessel, under the ISM Code.

All of the Company's vessels are certified under the standards promulgated by the International Standards Organization in ISO 9001 in 2000 and ISO 14001 in 2004 and those promulgated by the IMO in its International Safety Management ("ISM") safety and pollution prevention protocols. The ISM Code requires a document of compliance to be obtained for the vessel manager and a safety management certificate to be obtained for each vessel that it operates. The Company has obtained documents of compliance for its shore side offices that have responsibility for vessel management and safety management certificates for each of the vessels that they manage. These documents of compliance and safety management certificates must be verified or renewed periodically (annually or less frequently, depending on the type of document) in accordance with the ISM Code. Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the U.S. Coast Guard and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading with U.S. and EU ports.

Although the U.S. is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969. Under this convention, depending on whether the country in which the damage results is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability will be limited to approximately $6.7 million plus $943 for each additional gross ton over 5,000. For vessels over 140,000 gross tons, liability will be limited to approximately $134 million. As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on February 6, 2007. Under the 1969 Convention, the right to limit liability is forfeited where the spill is caused by the owner's actual fault; under the 1992 Protocol, a shipowner cannot limit liability where the spill is caused by the owner's intentional or reckless conduct. Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO. See the discussion of Insurance below.

IMO regulations also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans, or SOPEPs. Periodic training and drills for response personnel and for vessels and their crews are required. In addition to SOPEPs, OSG has adopted Shipboard Marine Pollution Emergency Plans, or SMPEPs, which cover potential releases not only of oil but of any noxious liquid substances (known as NLSs).

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters, creates an obligation for port states to inspect at least 25% of vessels using these ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. In addition, the EU is considering the adoption of criminal sanctions for certain pollution events, such as the unauthorized discharge of tank washings. Certain member states of the European Union, by virtue of their national

16 Overseas Shipholding Group, Inc.

legislation, already impose criminal sanctions for pollution events under certain circumstances. It is impossible to predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority.

Annex VI to MARPOL, which was designed to address air pollution from ships and which became effective internationally on May 19, 2005, sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. While the U.S. has not yet ratified Annex VI, vessels operating internationally are subject to the requirements of Annex VI in those countries that have implemented its provisions, and the Company's vessels are currently in compliance with these requirements. However, additional or new conventions, laws and regulations (including those implementing MARPOL Annex VI in the U.S., as discussed below) may be adopted that could adversely affect the Company's ability to comply with applicable air pollution regulations in the future.

Domestic Environmental and Safety Restrictions and Regulations

The U.S. regulates the shipping industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of OPA 90, and the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. OPA 90 affects all owners and operators whose vessels trade with the U.S. or its territories or possessions, or whose vessels operate in the waters of the U.S., which include the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the United States. CERCLA applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA 90 and CERCLA impact the Company's operations.

Under OPA 90, vessel owners, operators and bareboat or demise charterers are "responsible parties" who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels.

In general, OPA 90 has historically limited the liability of responsible parties to the greater of $1,200 per gross ton or $10 million per vessel that is over 3,000 gross tons. Federal legislation signed into law on July 11, 2006 increased these limits to the greater of $1,900 per gross ton or $16 million per vessel that is over 3,000 gross tons (subject to possible adjustment for inflation). For OSG's vessels, the increased limits became effective on October 9, 2006. The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners' responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

These limits of liability do not apply, however, where the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party's gross negligence or willful misconduct. Similarly, these limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA 90 and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

OPA 90 also requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the statute. The U.S. Coast Guard has enacted regulations requiring evidence of financial responsibility consistent with the previous limits of liability described above for OPA 90 and CERCLA, which combined limit for vessels was increased from $1,500 per gross ton to $2,200 per gross ton effective October 9, 2006, when the increased liability limits under OPA 90 went into effect. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty or an alternative method subject to approval by the Director of the U.S. Coast Guard National Pollution Funds Center. Under OPA 90 regulations, an owner or operator of more than one vessel is required to demonstrate evidence of

2006 Annual Report 17

financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel having the greatest maximum strict liability under OPA 90 and CERCLA. OSG has provided the requisite guarantees and has received certificates of financial responsibility from the U.S. Coast Guard for each of its vessels required to have one.

OSG has insurance for each of its vessels with pollution liability insurance in the amount of $1 billion. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company's business.

OPA 90 calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits then existing single hull vessels to operate until 2015 if they discharge at deep water ports, or lighter more than 60 miles offshore.

The Company's four double bottom U.S. Flag Product Carriers will be affected by the OPA 90 phase-out schedule in 2012 and 2013; however, two of these vessels are operated under capital leases expiring in 2011, before their phase-out dates, while the other two vessels will be close to 30 years old at the dates they are first affected by the OPA 90 phase-out schedule. The Company also has two single hull U.S. Flag barges, one of which is scheduled to be rebuilt to double hull specifications during 2007, while the other will be over 33 years old when it is affected by the OPA 90 phase-out. The OPA 90 phase-out dates for the Company's non double hull International Flag Product Carriers are subsequent to their respective IMO phase-out dates.

OPA 90 also amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt vessel response plans for reporting and responding to oil spill scenarios up to a "worst case" scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a "worst case discharge." The plans must include contractual commitments with clean-up response contractors in order to ensure an immediate response to an oil spill. The Company has developed and filed its vessel response plans with the U.S. Coast Guard and has received approval of such plans. The U.S. Coast Guard has announced its intention to propose similar regulations requiring certain vessels to prepare response plans for the release of hazardous substances.

OPA 90 also requires training programs and periodic drills for shore and response personnel and for vessels and their crews.

OPA 90 does not prevent individual U.S. states from imposing their own liability regimes with respect to oil pollution incidents occurring within their boundaries. In fact, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws are in some cases more stringent than U.S. federal law.

In addition, the U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in U.S. navigable waters and imposes strict liability in the form of penalties for unauthorized discharges. The Clean Water Act also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under the more recent OPA and CERCLA, discussed above. The U.S. Environmental Protection Agency, or EPA, has exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports from Clean Water Act permitting requirements. However, on March 30, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in EPA's regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, directing EPA to develop a system for regulating all discharges from vessels by that date. Although the EPA has indicated that it will appeal this decision, if the exemption is repealed, the Company's vessels would be subject to Clean Water Act permitting requirements that could include ballast water treatment obligations that could increase the cost of operating in the United States. For example, repeal of the ballast water exemption could require the installation of equipment on the Company's vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost and/or otherwise restrict the Company's vessels from entering U.S. waters.

18 Overseas Shipholding Group, Inc.

Domestic Air Emissions Standards

The U.S. has not yet ratified MARPOL Annex VI. H.R. 5811, which was passed by the House of Representatives in 2006, but was not approved by the Senate before the end of the Congressional term. Congress is expected to consider implementation of Annex VI in 2007. Annex VI imposes rigorous record keeping requirements, and H.R. 5811 would have allowed the U.S. government to invoke criminal penalties for record keeping violations of Annex VI. Without knowing how Annex VI will be implemented (if at all) in the U.S., it is difficult for the Company to evaluate whether the cost of complying with Annex VI as so implemented will be material, although the Company believes that its fleet would not be impacted disproportionately compared with those of its competitors.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. OSG's vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company's vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, in December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines, if the industry does not take steps to introduce new pollution control technologies. Finally, the EPA recently entered into a settlement that will expand this rulemaking to include certain large diesel engines not previously addressed in the final rule. Adoption of such standards could require modifications to some existing marine diesel engines and may require the Company to incur capital expenditures.

Lightering activities in Delaware are subject to Title V of the CAA, and OSG is the only marine operator with a Title V permit to engage in lightering operations. The State of Delaware is in non-compliance with EPA requirements for volatile organic compounds, or VOCs. OSG's U.S. Flag lightering operations are the State of Delaware's largest single source of VOCs. The Delaware Department of Natural Resources and Environment Control, or DNREC, has prepared rules to address emissions of VOCs from lightering operations, and the Company worked closely with DNREC to craft these regulations, which the Company expects to go into effect April 2007. In cooperation with DNREC, the Company's U.S. Flag operations have engaged in a pilot project involving vapor balancing between one of its tankers, the Integrity, and "ships to be lightered." In addition, OSG has incorporated vapor control technologies in the design of the Company's new ATBs.

The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in major metropolitan and industrial areas. Where states fail to present approvable SIPs, or SIP revisions by certain statutory deadlines, the U.S. government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. Where required, the Company's vessels are already equipped with vapor control systems that satisfy these requirements.

Individual states have been considering their own restrictions on air emissions from engines on vessels operating within state waters. California regulations of emissions of diesel particulate matter, nitrogen oxides and sulfur oxides from the use of certain types of engines on ocean-going vessels within California waters became effective January 1, 2007. The Company's vessels that operate in California waters are in compliance with these regulations.

Security Regulations

As of July 1, 2004, all ships involved in international commerce and the port facilities that interface with those ships must comply with the International Ship and Port Facility Security Code ("ISPS Code"). This includes passenger ships, cargo ships over 500 gross tons, and mobile offshore drilling rigs. The ISPS Code provides a set of measures and procedures to prevent acts of terrorism, which threaten the security of passengers and crew and the safety of ships and port facilities. All of OSG's Ship Security Plans for its vessels have been approved by the appropriate regulatory authorities and have been implemented.

2006 Annual Report 19

All of the Company's ships have obtained an International Ship Security Certificate from a recognized security organization approved by the appropriate flag states and each vessel has developed and implemented an approved Ship Security Plan.

Insurance

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $5.45 billion. As a member of a P&I Association which is a member of the International Group, the Company is subject to calls payable to the Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2006, the Company was a member of four P&I Associations with each of its vessels insured by one of these four Associations. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $100,000 to $350,000 per vessel per incident. The Company is self insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $3,000,000 per policy year.

The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of its vessels that are covered under the vessels' marine hull and machinery insurance. Loss of hire insurance covers up to 120 days lost charter income per vessel per incident in excess of the first 60 days lost for each covered incident, which is borne by the Company.

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

All of the Company's International Flag vessels are owned or operated by foreign corporations that are subsidiaries of OSG International, Inc., a wholly owned subsidiary of the Company incorporated in the Marshall Islands ("OIN"). These corporations have made special U.S. tax elections under which they are treated as "branches" of OIN rather than separate corporations for U.S. federal income tax purposes.

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

20 Overseas Shipholding Group, Inc.

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

Application of Code Section 883

Under Section 883 of the Code, OIN will be exempt from the foregoing U.S. taxation of its U.S source shipping income if it is a "controlled foreign corporation" within the meaning of Section 957 of the Code and, under Treasury regulations that were promulgated prior to the enactment of the 2004 Act, more than 50% of OIN's shipping income is includible in the gross income of U.S. persons that own 10% or more of OIN's stock. While OIN is a controlled foreign corporation, as a result of the passage of the 2004 Act, the Company is no longer required to include OIN's undistributed shipping income in its income under Subpart F of the Code. In these circumstances, prior to a recent IRS notice, it was unclear whether the IRS would interpret the Treasury regulations as currently written in a manner that would deprive OIN of the benefits of Section 883 of the Code. The IRS has now clarified that it will interpret the Treasury regulations in a manner that will allow OIN to continue to benefit from the application of Section 883 of the Code. To the extent OIN is unable to qualify for exemption from tax under Section 883, OIN's U.S. source shipping income will become subject to the 4% gross basis tax regime described below.

Taxation to OSG of OIN's Shipping Income

For taxable years beginning on or after January 1, 1987 and ending on or before December 31, 2004, the Company, as a 10% shareholder of controlled foreign corporations, was subject to current taxation on the shipping income of its foreign subsidiaries. To make U.S.-controlled shipping companies competitive with foreign-controlled shipping companies, through the passage of the 2004 Act, Congress repealed the current income inclusion by 10% shareholders of the shipping income of controlled foreign corporations. Accordingly, for years beginning on or after January 1, 2005, the Company is not required to include in income OIN's undistributed shipping income.

For taxable years beginning on or after January 1, 1976 and ending on or before December 31, 1986, the Company was not required to include in income the undistributed shipping income of its foreign subsidiaries that was reinvested in qualified shipping assets. For taxable years beginning on or after January 1, 1987, the Company is required to include in income the deferred shipping income from this period to the extent that at the end of any year the investment in qualified shipping assets is less than the corresponding amount at December 31, 1986. By virtue of the nature of OIN's business, the Company anticipates that the recognition of this deferred income will be postponed indefinitely. This is discussed in more detail in the notes to the Company's consolidated financial statements set forth in Item 8.

U.S. Tonnage Tax Regime

The 2004 Act changed the U.S. tax treatment of the foreign operations of the Company's U.S. Flag vessels by allowing it to make an election to have such vessels taxed under a new "tonnage tax" regime rather than the usual U.S. corporate income tax regime. Because OSG made the tonnage tax election, its gross income for U.S. income tax purposes with respect to eligible U.S. flag vessels for 2005 and subsequent years does not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e.,transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets. The Company's taxable income with respect to the operations of its eligible U.S. Flag vessels is based on a "daily notional taxable income," which is taxed at the highest U.S. corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in U.S. foreign trade.

2006 Annual Report 21

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

Articulated Tug Barge—ATB is the abbreviation for Articulated Tug Barge, which is a tug-barge combination system capable of operating on the high seas, coastwise and further inland. It combines a normal barge, with a bow resembling that of a ship, but having a deep indent at the stern to accommodate the bow of a tug. The fit is such that the resulting combination behaves almost like a single vessel at sea as well as while maneuvering.

Bareboat Charter—A Charter under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. The customer pays all costs of operating the vessel, including voyage and vessel expenses. Bareboat charters are usually long term.

CAP—The Condition Assessment Program of ABS Consulting, a subsidiary of the American Bureau of Shipping, which evaluates a vessel's operation, machinery, maintenance and structure using the ABS Safe Hull Criteria. A CAP 1 rating indicates that a vessel meets the standards of a newly built vessel.

Capesize Bulk Carrier—A large Dry Bulk Carrier (any vessel used to carry non-liquid bulk commodities) with a carrying capacity of more than 80,000 deadweight tons that mainly transports iron ore and coal.

Charter—Contract entered into with a customer for the use of the vessel for a specific voyage at a specific rate per unit of cargo ("Voyage Charter"), or for a specific period of time at a specific rate per unit (day or month) of time ("Time Charter").

Classification Societies—Organizations that establish and administer standards for the design, construction and operational maintenance of vessels. As a practical matter, vessels cannot trade unless they meet these standards.

Compressed Natural Gas or CNG—CNG is the abbreviation for compressed natural gas. CNG is a gas that has been compressed for transportation in pressurized containers and can be transported on ships, barges or trucks. In many parts of the world, gas fields that cannot be readily connected by pipeline or are not large enough to support the cost of developing LNG facilities are excellent candidates for CNG development.

Commercial Management or Commercially Managed—The management of the employment, or chartering, of a vessel and associated functions, including seeking and negotiating employment for vessels, billing and collecting revenues, issuing voyage instructions, purchasing fuel, and appointing port agents.

Commercial Pool—A commercial pool is a group of similar size and quality vessels with different shipowners that are placed under one administrator or manager. Pools offer participants opportunities for scheduling and other operating efficiencies such as multi-legged charters and Contracts of Affreightment and other operating efficiencies.

Condition Assessment Scheme—An inspection program designed to check and report on the vessel's physical condition and on its past performance based on survey and IMO's International Safety Management audit reports and port state performance records.

Contract of Affreightment or COA—COA is the abbreviation for Contract of Affreightment, which is an agreement providing for the transportation between specified points for a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling since no vessel designation is required. COAs can either have a fixed rate or a market-related rate. One example would be two shipments of 70,000 tons per month for the next two years at the prevailing spot rate at the time of each loading. Another example is lightering services that are provided to the Company's customers in the Delaware Bay region pursuant to contracts under which it commits to provide such services using a vessel of the Company's choice. When choosing the vessel, the Company takes into account vessel positioning and capacity at the time the inbound vessel is ready to discharge its cargo.

22 Overseas Shipholding Group, Inc.

Consecutive Voyage Charters or CVC—CVC is the abbreviation for Consecutive Voyage Charter, which are used when a customer contracts for a particular vessel for a certain period of time to transport cargo between specified points for a rate that is determined based on the volume of cargo delivered. The Company bears the risk of delays under CVC arrangements.

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

IMO—IMO is the abbreviation for International Maritime Organization, an agency of the United Nations, which is the body that is responsible for the administration of internationally developed maritime safety and pollution treaties, including MARPOL.

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

Lightering—The process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and/or barges.

LNG Carrier—A vessel designed to carry liquefied natural gas, that is, natural gas cooled to -163° centigrade, turning it into a liquid and reducing its volume to 1/600 of its volume in gaseous form. LNG is the abbreviation for liquefied natural gas.

MARPOL—International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto. This convention includes regulations aimed at preventing and minimizing pollution from ships by accident and by routine operations.

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

2006 Annual Report 23

Special Survey—An extensive inspection of a vessel by classification society surveyors that must be completed within five years. Special Surveys require a vessel to be drydocked.

Suezmax—A large crude oil tanker of approximately 120,000 to 200,000 deadweight tons. Modern Suezmaxes can generally transport about one million barrels of crude oil.

Technical Management—The management of the operation of a vessel, including physically maintaining the vessel, maintaining necessary certifications, and supplying necessary stores, spares, and lubricating oils. Responsibilities also generally include selecting, engaging and training crew, and arranging necessary insurance coverage.

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

Worldscale—Industry name for the Worldwide Tanker Nominal Freight Scale published annually by the Worldscale Association as a rate reference for shipping companies, brokers, and their customers engaged in the bulk shipping of oil in the international markets. Worldscale is a list of calculated rates for specific voyage itineraries for a standard vessel, as defined, using defined voyage cost assumptions such as vessel speed, fuel consumption and port costs. Actual market rates for voyage charters are usually quoted in terms of a percentage of Worldscale.

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

24 Overseas Shipholding Group, Inc.

ITEM 1A. RISK FACTORS

The following important risk factors could cause actual results to differ materially from those contained in the forward-looking statements made in this report or presented elsewhere by management from time to time. If any of the circumstances or events described below actually arise or occur, the Company's business, results of operations and financial condition could be materially adversely affected.

Industry specific risk factors:

The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which may adversely affect the Company's earnings

Factors affecting the supply and demand for vessels are outside of the Company's control, and the nature, timing and degree of changes in industry conditions are unpredictable and may adversely affect the values of the Company's vessels and result in significant fluctuations in the amount of charter hire the Company may earn, which could result in significant fluctuations in OSG's quarterly results. The factors that influence the demand for tanker capacity include:

•
demand for oil and oil products, which affect the need for vessel capacity;

•
global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;

•
changes in the production of crude oil, particularly by OPEC and other key producers, which impact the need for vessel capacity;

•
developments in international trade;

•
changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•
environmental concerns and regulations;

•
new pipeline construction and expansions;

•
weather; and

•
competition from alternative sources of energy.

The factors that influence the supply of vessel capacity include:

•
the number of newbuilding deliveries;

•
the scrapping rate of older vessels;

•
the number of vessels that are out of service; and

•
environmental and maritime regulations.

An increase in the supply of vessels without an increase in demand for such vessels could cause charter rates to decline, which could have a material adverse effect on OSG's revenues and profitability

Historically, the marine transportation industry has been cyclical. The profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. The newbuilding order book equaled 36.6% of the existing world tanker fleet as of December 31, 2006 and no assurance can be given that the order book will not increase further in proportion to the existing fleet. If the number of new ships delivered exceeds the number of vessels being scrapped, capacity will increase. If supply increases and demand does not, the charter rates for the Company's vessels could decline significantly. A decline in charter rates could have a material adverse effect on OSG's revenues and profitability.

2006 Annual Report 25

Charter rates may decline from their current level, which could have a material adverse effect on OSG's revenues and profitability

Because many of the factors that influence the supply of, and demand for, tanker capacity are unpredictable and beyond the Company's control, the nature, timing and degree of changes in charter rates are unpredictable. A decline in charter rates could have a material adverse effect on OSG's revenues and profitability.

OSG's revenues are subject to seasonal variations

OSG operates its tankers in markets that have historically exhibited seasonal variations in demand for tanker capacity, and therefore, charter rates. Charter rates for tankers are typically higher in the fall and winter months as a result of increased oil consumption in the Northern Hemisphere. Because a majority of the Company's vessels trade in the spot market, seasonality has affected OSG's operating results on a quarter-to-quarter basis and could continue to do so in the future.

Terrorist attacks and international hostilities can affect the tanker industry, which could adversely affect OSG's business

Additional terrorist attacks like those in New York on September 11, 2001 and in London on July 7, 2005, the outbreak of war or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect the Company's ability to re-charter its vessels on the expiration or termination of the charters and the charter rates payable under any renewal or replacement charters. The Company conducts its operations internationally, and its business, financial condition and results of operations may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed. Moreover, OSG operates in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities.

The market value of vessels fluctuates significantly, which could adversely affect OSG's liquidity, result in breaches of its financing agreements or otherwise adversely affect its financial condition

The market value of vessels has fluctuated over time. The fluctuation in market value of vessels over time is based upon various factors, including:

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

Declining values of the Company's vessels could adversely affect its liquidity by limiting its ability to raise cash by refinancing vessels. Declining vessel values could also result in a breach of loan covenants or trigger events of default under relevant financing agreements that require the Company to maintain certain loan-to-value ratios. In such instances, if OSG is unable to pledge additional collateral to offset the decline in vessel values, its lenders could accelerate its debt and foreclose on its vessels pledged as collateral for the loans.

26 Overseas Shipholding Group, Inc.

Shipping is a business with inherent risks, and OSG's insurance may not be adequate to cover its losses

OSG's vessels and their cargoes are at risk of being damaged or lost because of events such as:

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

The Company carries insurance to protect against most of the accident-related risks involved in the conduct of its business. OSG currently maintains one billion dollars in coverage for each of its vessels for liability for spillage or leakage of oil or pollution. OSG also carries insurance covering lost revenue resulting from vessel off-hire due to vessel damage. Nonetheless, risks may arise against which the Company is not adequately insured. For example, a catastrophic spill could exceed OSG's insurance coverage and have a material adverse effect on its operations. In addition, OSG may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and OSG cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover the Company's losses, OSG may not be able to timely obtain a replacement ship in the event of a loss. OSG may also be subject to calls, or premiums, in amounts based not only on its own claim records but also the claim records of all other members of the P & I Associations through which OSG obtains insurance coverage for tort liability. OSG's payment of these calls could result in significant expenses which would reduce its profits or cause losses.

Because OSG conducts its business on a worldwide basis, OSG faces a number of significant risks that could result in losses or higher costs

The Company's vessels operate all over the world, exposing it to many risks, including:

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

•
currency fluctuations;

•
pandemics or epidemics which may result in a disruption of worldwide trade including quarantines of certain areas;

•
terrorism, piracy and war, including the possible outbreak of hostilities that could reduce or otherwise affect the movement of oil from the Middle East; and

•
expropriation of its vessels.

As a result of these risks, OSG may incur losses or higher costs, including those incurred as a result of the impairment of its assets or a curtailment of its operations.

2006 Annual Report 27

Compliance with environmental laws or regulations may adversely affect OSG's business

The Company's operations are affected by extensive and changing international, national and local environmental protection laws, regulations, treaties, conventions and standards in force in international waters, the jurisdictional waters of the countries in which OSG's vessels operate, as well as the countries of its vessels' registration. Many of these requirements are designed to reduce the risk of oil spills and other pollution, and OSG's compliance with these requirements can be costly.

These requirements can affect the resale value or useful lives of the Company's vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions, lead to decreased availability of insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in, certain ports. Under local, national and foreign laws, as well as international treaties and conventions, OSG could incur material liabilities, including cleanup obligations, in the event that there is a release of petroleum or other hazardous substances from its vessels or otherwise in connection with its operations. OSG could also become subject to personal injury or property damage claims relating to the release of or exposure to hazardous materials associated with its current or historic operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of the Company's vessels.

OSG could incur significant costs, including cleanup costs, fines, penalties, third-party claims and natural resource damages, as the result of an oil spill or other liabilities under environmental laws. See "Item 3. Legal Proceedings" for a discussion of OSG's recent settlement of U.S. Government claims relating to its handling of waste oils and maintenance of books and records related thereto. The Company is subject to the oversight of several government agencies, including the U.S. Coast Guard, the Environmental Protection Agency and the Maritime Administration of the U.S. Department of Transportation. OPA 90 affects all vessel owners shipping oil or hazardous material to, from or within the United States. OPA 90 allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in U.S. waters. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, which has been adopted by most countries outside of the United States, imposes liability for oil pollution in international waters. OPA 90 expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries. Coastal states in the United States have enacted pollution prevention liability and response laws, many providing for unlimited liability.

OPA 90 provides for the scheduled phase out of all non double hull vessels that carry oil in bulk in U.S. waters. IMO and the European Union also have adopted separate phase out schedules applicable to single hull vessels operating in international and EU waters. These regulations will reduce the demand for single hull vessels, force the remaining single hull vessels into less desirable trading routes, increase the number of ships trading in routes open to single hull vessels and could increase demands for further restrictions in the remaining jurisdictions that permit the operation of these vessels. As a result, single hull vessels are likely to be chartered less frequently and at lower rates.

In addition, in complying with OPA, IMO regulations, EU directives and other existing laws and regulations and those that may be adopted, shipowners may incur significant additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become more strict in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. As a result of accidents such as the November 2002 oil spill from the Prestige, a 26 year old single hull tanker unrelated to the Company, OSG believes that regulation of the shipping industry will continue to become more stringent and more expensive for the Company and its competitors. In recent years, the IMO and EU have both accelerated their existing non double hull phase out schedules in response to highly publicized oil spills and other shipping incidents involving companies unrelated to OSG. Future accidents can be expected in the industry, and such accidents or other events could be expected to result in the adoption of even stricter laws and regulations, which could limit the Company's operations or its ability to do business and which could have a material adverse effect on OSG's business and financial results.

28 Overseas Shipholding Group, Inc.

The market value of OSG's vessels, which have recently been at or near historically high levels, may be depressed at a time and in the event that it sells a vessel

Vessel values have generally experienced high volatility and values have recently been at or near historically high levels. The fair market value of the Company's vessels can be expected to fluctuate, depending on general economic and market conditions affecting the tanker industry and competition from other shipping companies, types and sizes of vessels and other modes of transportation. In addition, although OSG has a modern fleet, as vessels grow older, they generally decline in value. These factors will affect the value of the Company's vessels at the time of any vessel sale. If for any reason, OSG sells a vessel at a time when prices have fallen, the sale may be at less than the vessel's carrying amount on its financial statements, with the result that the Company would also incur a loss on the sale and a reduction in earnings and surplus.

Company specific risk factors:

OSG's financial condition would be materially adversely affected if the shipping income of OSG's foreign subsidiaries becomes subject to current taxation in the U.S.

As a result of changes made by the 2004 Act, the Company does not report in taxable income on a current basis the undistributed shipping income earned by its international flag vessels, which in recent years represented substantially all of the Company's pre-tax income. These changes in the 2004 Act were made to make U.S. controlled shipping companies competitive with foreign-controlled shipping companies, which are generally incorporated in jurisdictions in which they either do not pay income taxes or pay minimal income taxes.

The Congressional elections in 2006 resulted in Democratic majorities in both the House of Representatives and the Senate. The Democrats, in their platform for the 2006 elections, said that they would seek to "repeal tax giveaways that encourage companies to move jobs overseas." While the Company believes that the changes made in the 2004 Act with respect to foreign shipping income do not "move jobs overseas," and, in fact, have enabled the Company to expand its U.S. Flag fleet and create jobs in the U.S., Congress may decide to repeal the changes made in the 2004 Act with respect to taxation of foreign shipping income. Such a repeal would have a materially adverse affect on the Company's business and financial results.

The Company's substantial debt could adversely affect its financial condition

OSG has substantial debt and debt service requirements. At December 31, 2006, the Company's consolidated total debt, including capital lease obligations, was $1.34 billion and its unused borrowing capacity under revolving credit facilities was $1.24 billion.

The amount of the Company's debt could have important consequences. For example, it could:

•
increase OSG's vulnerability to general adverse economic and industry conditions;

•
limit OSG's ability to fund future capital expenditures, working capital and other general corporate requirements;

•
require the Company to dedicate a substantial portion of its cash flow from operations to make interest and principal payments on its debt;

•
limit OSG's flexibility in planning for, or reacting to, changes in its business and the shipping industry;

•
place OSG at a competitive disadvantage compared with competitors that have less debt; and

•
limit OSG's ability to borrow additional funds, even when necessary to maintain adequate liquidity.

When OSG's credit facilities mature, it may not be able to refinance or replace them

When OSG's indebtedness matures, the Company may need to refinance it and may not be able to do so on favorable terms or at all. If OSG is able to refinance maturing indebtedness, the terms of any refinancing or alternate credit arrangements may contain terms and covenants that restrict OSG's financial and operating flexibility.

2006 Annual Report 29

The Company is highly dependent upon volatile spot market charter rates

OSG depends on spot charters for a significant portion of its revenues. In 2006, 2005 and 2004, OSG derived approximately 69%, 69% and 85%, respectively, of its TCE revenues in the spot market. Although chartering a significant portion of OSG's vessels on the spot market affords it greater opportunity to increase income from operations when rates rise, dependence on the spot market could result in earnings volatility. A significant decrease in OSG's spot market TCE revenues could adversely effect its profit or result in cash losses.

OSG may not be able to renew time charters when they expire or enter into new time charters for newbuilds

There can be no assurance that any of the Company's existing time charters will be renewed or that it will be successful in entering into new time charters on certain of the newbuilds that will be delivered to the Company or if renewed or entered into, that they will be at favorable rates. If, upon expiration of the existing time charters or delivery of newbuilds, OSG is unable to obtain time charters or voyage charters at desirable rates, the Company's profitability may be adversely affected.

Termination or change in the nature of OSG's relationship with any of the pools in which it participates could adversely affect its business

All of the Company's VLCCs participate in the Tankers International pool. All of OSG's Aframaxes participate in the Aframax International pool. Five of its Panamaxes participate directly in Panamax International. Participation in these pools enhances the financial performance of the Company's vessels as a result of the higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. The Company cannot predict whether the pools in which its vessels operate will continue to exist in the future. In addition, the EU is in the process of substantially reforming the way it regulates traditional agreements for maritime services from an antitrust perspective. These changes may impose new restrictions on the way the pools are operated and may prohibit such pooling arrangements altogether. The termination of any of these pools, any significant restriction on pooling arrangements or the withdrawal of any participants could adversely affect the ability to commercially market the respective types of vessels in pools.

OSG may not be able to grow its fleet

One part of OSG's strategy is to continue to grow its fleet on an opportunistic basis. The Company's ability to grow its fleets will depend upon a number of factors, many of which the Company cannot control. These factors include OSG's ability to:

•
identify acquisition candidates and joint venture opportunities;

•
replace expiring charters-in at comparable rates;

•
identify suitable charter-in opportunities;

•
consummate acquisitions or joint ventures;

•
integrate any acquired vessels or businesses successfully with its existing operations;

•
hire and train qualified personnel; and

•
obtain required financing.

OSG's strategy of growing its business in part through acquisitions is capital intensive, time consuming and subject to a number of inherent risks

Part of OSG's business strategy is to opportunistically acquire complementary businesses or vessels such as the Company's acquisitions of Stelmar Shipping Ltd. in January 2005 and Maritrans Inc. in November 2006. If the Company fails to develop and integrate any acquired businesses or vessels effectively, its earnings may be adversely affected. In addition, the Company's management team will need to devote substantial time and attention to the integration of the acquired businesses or vessels, which could distract them from their other duties and responsibilities.

30 Overseas Shipholding Group, Inc.

Operating costs and capital expenses will increase as the Company's vessels age

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. Accordingly, it is likely that the operating costs of OSG's older vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may require OSG to make additional expenditures for new equipment. In order to add such equipment, OSG may be required to take its vessels out of service. There can be no assurance that market conditions will justify such expenditures or enable OSG to operate its older vessels profitably during the remainder of their economic lives.

OSG's purchase of second hand vessels carries risks associated with the quality of those vessels

OSG's expansion strategy includes the opportunistic acquisition of quality second hand vessels either directly or through corporate acquisitions. Second hand vessels typically do not carry warranties with respect to their condition, whereas warranties are generally available for newbuildings. While the Company generally inspects all second hand vessels prior to purchase, such inspections would normally not provide OSG with as much knowledge about vessel condition as the Company would possess if the vessels had been built for it.

Delays or cost overruns in building new vessels, the double-hulling of certain vessels or in the scheduled shipyard maintenance of the Company's vessels could adversely affect OSG's results of operations

Building new vessels, rebuilding certain of the Company's existing single-hulled barges and scheduled shipyard maintenance of vessels may be subject to the risks of delay or cost overruns caused by one or more of the following:

•
unforeseen quality or engineering problems;

•
work stoppages;

•
weather interference;

•
unanticipated cost increases;

•
delays in receipt of necessary materials or equipment; and

•
inability to obtain the requisite permits, approvals or certifications from the U.S. Coast Guard or international foreign flag state authorities and the applicable classification society upon completion of work.

Significant delays and cost overruns could materially increase the Company's expected contract commitments, which would have an adverse effect on the Company's revenues, borrowing capacity and results of operations. Furthermore, delays would result in vessels being out-of-service for extended periods of time, and therefore not earning any revenue, which could have a material adverse effect on OSG's revenues, financial condition and results of operations.

The Company's business would be adversely affected if it failed to comply with the Jones Act provisions on coastwise trade, or if these provisions were repealed and if changes in international trade agreements were to occur

The Company is subject to the Jones Act and other federal laws that restrict maritime transportation between points in the U.S. (known as marine cabotage services or coastwise trade) to vessels built and registered in the U.S. and owned and manned by U.S. citizens. The Company is responsible for monitoring the ownership of its common stock and other interests to insure compliance with the Jones Act. If the Company does not comply with these restrictions, it would be prohibited from operating its vessels in U.S. coastwise trade, and under certain circumstances would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for the Company's vessels, fines or forfeiture of the vessels.

Additionally, the Jones Act restrictions on the provision of maritime cabotage services are subject to exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed or altered, the transportation of maritime cargo between U.S. ports could be opened to international-flag or international-manufactured vessels. On two occasions during 2005, the U.S. Secretary of Homeland Security, at the direction of the President of the U.S., issued limited waivers of the Jones Act for the transportation of petroleum and petroleum products as a result of the extraordinary circumstances created by Hurricane

2006 Annual Report 31

Katrina and Hurricane Rita on Gulf Coast refineries and petroleum product pipelines. During the past several years, interest groups have lobbied Congress to repeal the Jones Act to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act and cargo preference laws. The Company believes that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S. Flag vessels. Because international vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on the Company's business, results of operations and financial condition.

In the highly competitive international market, OSG may not be able to effectively compete for charters with companies with greater resources

The Company's vessels are employed in a highly competitive market. Competition arises from other vessel owners, including major oil companies, which may have substantially greater resources than OSG does. Competition for the transportation of crude oil and other petroleum products depends on price, location, size, age, condition, and the acceptability of the vessel operator to the charterer. The Company believes that because ownership of the world tanker fleet is highly fragmented, no single vessel owner is able to influence charter rates. To the extent OSG enters into new geographic regions or provide new services, it may not be able to compete profitably. New markets may involve competitive factors that differ from those of the Company's current markets, and the competitors in those markets may have greater financial strength and capital resources than OSG does.

Trading and complementary hedging activities in Forward Freight Agreements ("FFAs") and related FFA options subject the Company to trading risks and the Company may suffer trading losses that reduce earnings

Due to shipping market volatility, success in this industry requires constant adjustment of the balance between chartering out vessels for long periods of time and trading them on a spot basis. The Company seeks to manage and mitigate that risk through trading and complementary hedging activities in forward freight agreements, or FFAs, and related FFA options. However, there is no assurance that the Company will be able at all times to successfully protect itself from volatility in the shipping market. The Company may not successfully mitigate its risks, leaving it exposed to unprofitable contracts and may suffer trading losses that reduce earnings and surplus.

The Company is subject to certain credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings

The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters into Contracts of Affreightment ("COAs") and Voyage Charters. As OSG increases the portion of its revenues from time charters, it increases its reliance on the ability of time charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates. Historically, the Company has not experienced any material problem collecting charter hire. Additionally, the Company enters into FFAs. All of these contracts subject the Company to counterparty credit risk. As a result, the Company is subject to credit risks at various levels, including with charterers or cargo interests. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues and earnings.

As the Company expands its business, it will need to improve its operations and financial systems, and recruit additional staff and crew; if it cannot improve these systems or recruit suitable employees, it may not effectively control its operations

The Company's current operating and financial systems may not be adequate as it implements its plan to expand, and its attempts to improve these systems may be ineffective. If the Company is unable to operate its financial and operations systems effectively or to recruit suitable employees for its vessels and offices as it expands its operations, it may be unable to effectively control and manage substantially larger operations. Although it is impossible to predict what errors might occur as the result of inadequate controls, it is the case that it is harder to oversee a sizable operation and, accordingly, more likely that errors will occur as operations grow and that additional management infrastructure and systems will be required to attempt to avoid such errors.

32 Overseas Shipholding Group, Inc.

Compliance with the environmental compliance plan agreed to with the U.S. Department of Justice imposes a more rigorous standard on OSG's technical management of its vessels, which may adversely affect its business

In connection with the comprehensive settlement of the investigation by the U.S. Department of Justice of the Company's handling of waste oils and maintenance of books and records relating thereto, the Company agreed to implement and fund an environmental compliance plan, which contains detailed rules, programs and procedures that the Company must follow to ensure full compliance with environmental laws and regulations. The Company has implemented these rules, programs and procedures and does not believe that they will adversely affect its ability to technically manage its vessels in a competitive manner. However, because the environmental compliance plan is a condition of the Company's probation, violations of certain of these rules and procedures, while not necessarily a violation of environmental laws and regulations, could result in sanctions and have an adverse affect on the Company's business.

OSG's vessels call on ports located in countries that are subject to restrictions imposed by the U.S. government, which could negatively affect the trading price of the Company's common stock

From time to time, vessels in OSG's fleet call on ports located in countries subject to sanctions and embargoes imposed by the U.S. government and countries identified by the U.S. government as state sponsors of terrorism, such as Syria and Iran. Although these sanctions and embargoes do not prevent OSG's vessels from making calls to ports in these countries, potential investors could view such port calls negatively, which could adversely affect the Company's reputation and the market for its common stock.

OSG depends on its key personnel and may have difficulty attracting and retaining skilled employees

OSG's success depends to a significant extent upon the abilities and efforts of its key personnel. The loss of the services of any of the Company's key personnel or its inability to attract and retain qualified personnel in the future could have a material adverse effect on OSG's business, financial condition and operating results. In addition, of the Company's 11 executive officers, eight have served in their current positions for less than two years as of December 31, 2006.

The Company may face unexpected drydock costs for its vessels

Vessels must be drydocked periodically. The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial. The Company's insurance does not cover these costs. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. OSG's insurance may not cover all of these costs. Large drydocking expenses could significantly decrease the Company's profits.

Maritime claimants could arrest OSG's vessels, which could interrupt its cash flow

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of the Company's vessels could interrupt OSG's cash flow and require it to pay a significant amount of money to have the arrest lifted. In addition, in some jurisdictions, such as South Africa, under the "sister ship" theory of liability, a claimant may arrest both the vessel that is subject to the claimant's maritime lien and any "associated" vessel, which is any vessel owned or controlled by the same owner. Claimants could try to assert "sister ship" liability against one vessel in the Company's fleet for claims relating to another vessel in its fleet.

Governments could requisition OSG's vessels during a period of war or emergency without adequate compensation

A government could requisition one or more of OSG's vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although OSG would be entitled to compensation in the event of a requisition of one or more of its vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of OSG's vessels may negatively impact its revenues.

2006 Annual Report 33

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vessels:

At December 31, 2006, the Company owned or operated (including newbuilds) an aggregate of 137 vessels. See tables presented under Item 1. Additional information about the Company's fleet is set forth on the Company's website, www.osg.com.

ITEM 3. LEGAL PROCEEDINGS

On December 19, 2006, the Company and the U.S. Department of Justice reached a comprehensive settlement regarding violations concerning the Company's handling of waste oils and maintenance of books and records relating thereto stemming from an investigation that began in 2003. Pursuant to the settlement agreement, the Company has agreed to plead guilty to a total of 33 counts. One count concerns the improper discharge of oil in 2002. The remaining counts concern record-keeping violations, including making false statements, obstruction and conspiracy related to such record-keeping violations. The Company also agreed to pay a fine in the amount of $27.8 million and to pay $9.2 million to designated environmental community service programs, all of which has been reserved in the Company's financial statements. In addition, as a result of the settlement with the U.S. Department of Justice, the Company agreed to an environmental compliance program, which is substantially the same as the Company's existing environmental management programs, which the Company must follow for a three year period beginning on the date of sentencing by the federal court in the District of Massachusetts. The settlement agreement is subject to acceptance by the federal courts in the District of Massachusetts and the Eastern District of Texas, both of which are scheduled in March 2007.

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under charter parties. All such personal injury, collision or other casualty claims against the Company are fully covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, is not material to the Company's financial position, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Name	Age	Position Held	Has Served as Such Since

Morten Arntzen	51	President and Chief Executive Officer	January 2004
Myles R. Itkin	59	Executive Vice President, Chief Financial Officer and Treasurer	June 2006 June 1995
Mats H. Berglund	44	Senior Vice President and Head of International Crude Transportation Strategic Business Unit	September 2005
Robert E. Johnston	59	Senior Vice President and Head of Shipping Operations	October 1998 September 2005
Jonathan Whitworth	40	Senior Vice President and Head of U.S. Strategic Business Unit	November 2006
Ian T. Blackley	52	Managing Director and Chief Operating Officer, OSG Ship Management (UK) Ltd.	September 2005
Angus Campbell	51	Head of Gas Strategic Business Unit	November 2004
George Dienis	54	Managing Director and Chief Operating Officer, OSG Ship Management (GR) Ltd.	January 2005
James I. Edelson	50	General Counsel and Secretary	January 2005 March 2005
Robert R. Mozdean	53	Head of Worldwide Human Resources	August 2005
Lois K. Zabrocky	37	Head of International Product Carrier Strategic Business Unit	September 2005

34 Overseas Shipholding Group, Inc.

The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, to be held on June 5, 2007, and until the election and qualification of his successor. There is no family relationship between the executive officers.

Mr. Arntzen was employed by American Marine Advisors, Inc., a U.S.-based merchant banking firm specializing in the maritime industry, as Chief Executive Officer for at least four years prior to January 2004. Mr. Itkin served as Senior Vice President for at least five years prior to his appointment as Executive Vice President. Mr. Berglund was an officer of Stena Rederi AB of Sweden, a company which supports and coordinates the shipping activities of Stena AB, one of the largest privately-held shipping companies in the world, serving as President from January 2003 to August 2005 and Vice President from August 2000 to December 2002. Mr. Johnston served as Chief Commercial Officer of the Company for at least five years prior to becoming Head of Shipping Operations. Mr. Whitworth was employed by Maritrans Inc., a publicly traded shipping company, as President and Chief Executive Officer from May 2004 until the Company acquired such company in November 2006. From 2000 until May 2004, Mr. Whitworth was Managing Director of Teekay Shipping (USA), Inc., a shipping company. Mr. Blackley was employed by the Company in numerous positions, including Assistant Treasurer and Vice President, Treasury of OSG Ship Management, Inc. for at least five years prior to becoming Chief Operating Officer of OSG Ship Management (UK) Ltd. Mr. Campbell served as Operations Director of OSG Ship Management (UK) Ltd. for at least four years prior to becoming Head of the Company's Gas Strategic Business Unit. Mr. Dienis worked for Stelmar Shipping Ltd., a publicly traded shipping company that the Company acquired in January 2005, in several management capacities including Chief Operating Officer for at least five years prior to becoming Managing Director and Chief Operating Officer of OSG Ship Management (GR) Ltd. Prior to becoming General Counsel of the Company, Mr. Edelson was employed as Associate General Counsel of the Company from January 2000 until January 2005 and as Executive Vice President of Overseas Discount Corporation, a private company engaged in finance and investment from January 2000 until December 2002. For at least five years prior to becoming Head of Worldwide Human Resources for the Company, Mr. Mozdean served as Vice President of Human Resources and Legal Affairs at the Dannon Company, Inc., a leading producer of yogurt products in the United States. Ms. Zabrocky worked for the Company in various management capacities relating to chartering and other commercial functions for at least five years prior to becoming Head of the Company's International Product Carrier Strategic Business Unit in September 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The Company's common stock is listed for trading on the New York Stock Exchange under the trading symbol OSG. The range of high and low closing sales prices of the Company's common stock as reported on the New York Stock Exchange for each of the quarters during the last two years are set forth below.

2006	High	Low

	(In dollars)
First Quarter	52.92	47.93
Second Quarter	59.50	47.02
Third Quarter	69.44	59.29
Fourth Quarter	64.44	56.30

2005	High	Low

First Quarter	65.12	51.02
Second Quarter	64.89	55.25
Third Quarter	67.60	57.64
Fourth Quarter	57.20	46.60

(b)
On February 22, 2007, there were 384 stockholders of record of the Company's common stock.

(c)
In April 2006, OSG announced a 43% increase in its annual dividend to $1.00 per share from 70¢ per share of common stock. Subsequent thereto, the Company paid three regular quarterly dividends of 25¢ per share of common stock. Prior to the above change, the Company paid regular quarterly dividends of 17.5¢ per share of common stock. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company's Board of Directors.

2006 Annual Report 35

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return on the Company's common stock against the cumulative total return of the published Standard and Poor's 500 Index and a peer group consisting of Frontline Ltd., OMI Corporation, Teekay Shipping Corporation and the Company, for the five years ended December 31, 2006.

STOCK PERFORMANCE GRAPH
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*
Assumes that the value of the investment in the Company's common stock and each index was $100 on December 31, 2001 and that all dividends were reinvested.

During June 2006, the Board approved a repurchase program, authorizing $300,000,000 to be expended on the repurchase of common stock.

The following table shows the fourth quarter 2006 stock repurchase activity:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)

December and total	313,500	$59.09	313,500	4,763,362

(a)
Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

36 Overseas Shipholding Group, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited selected consolidated financial data for the years ended December 31, 2006, 2005 and 2004, and at December 31, 2006 and 2005, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The unaudited selected consolidated financial data for the years ended December 31, 2003 and 2002, and at December 31, 2004, 2003 and 2002, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by Ernst & Young LLP.

In thousands, except per share amounts	2006	2005	2004	2003	2002

Shipping revenues	$1,047,403	$1,000,303	$810,835	$454,120	$297,283
Income from vessel operations	378,544	474,939	493,002	184,298	44,027
Income/(loss) before federal income taxes	384,473	463,719	481,014	168,153	(20,864)
Net income/(loss) (a)	392,660	464,829	401,236	121,309	(17,620)
Depreciation and amortization	141,940	152,311	100,088	90,010	80,379
Net cash provided by operating activities	445,975	435,147	374,471	224,779	15,663
Total vessels, deferred drydock and other property, at net book amount (b)	2,583,370	2,344,553	1,489,512	1,384,524	1,442,197
Total assets	4,230,669	3,348,680	2,680,798	2,000,686	2,034,842
Debt—long-term debt and capital lease obligations (exclusive of short-term debt and current portions) (c)	1,306,947	965,655	906,183	787,588	985,035
Reserve for deferred federal income taxes—noncurrent	234,269	113,255	105,424	151,304	134,204
Stockholders' equity	2,207,311	1,876,028	1,426,372	917,075	784,149
Debt/total capitalization	37.2%	34.0%	38.8%	46.2%	55.7%
Per share amounts:
Basic net income/(loss)	9.94	11.78	10.26	3.49	(0.51)
Diluted net income/(loss)	9.92	11.77	10.24	3.47	(0.51)
Stockholders' equity	56.27	47.56	36.20	25.54	22.76
Cash dividends paid	0.925	0.70	0.70	0.65	0.60
Average shares outstanding for basic earnings per share	39,515	39,444	39,113	34,725	34,395
Average shares outstanding for diluted earnings per share	39,586	39,506	39,176	34,977	34,395
Other data:
Time charter equivalent revenues (d)	992,817	961,662	789,581	431,136	266,725
EBITDA (e)	595,065	705,519	655,248	320,287	112,208

(a)
Results for 2004 reflect a $77,423 reduction in deferred tax liabilities recorded on enactment of the American Jobs Creation Act of 2004.

(b)
Includes vessel held for sale of $9,744 in 2004.

(c)
Amounts do not include debt of affiliated companies in which the Company participates.

(d)
Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

In thousands	2006	2005	2004	2003	2002

Time charter equivalent revenues	$992,817	$961,662	$789,581	$431,136	$266,725
Add: Voyage expenses	54,586	38,641	21,254	22,984	30,558

Shipping revenues	$1,047,403	$1,000,303	$810,835	$454,120	$297,283

Consistent with general practice in the shipping industry, the Company uses time charter equivalent revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter

2006 Annual Report 37

to revenue generated from a time charter. Time charter equivalent revenues, a non-GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable GAAP measure, because it assists Company management in making decisions regarding the deployment and use of its vessels and in evaluating their financial performance.

(e)
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

The following table reconciles net income/(loss), as reflected in the consolidated statements of operations, to EBITDA:

In thousands	2006	2005	2004	2003	2002

Net income/(loss)	$392,660	$464,829	$401,236	$121,309	$(17,620)
Provision/(credit) for federal income taxes	(8,187)	(1,110)	79,778	46,844	(3,244)
Interest expense	68,652	89,489	74,146	62,124	52,693
Depreciation and amortization	141,940	152,311	100,088	90,010	80,379

EBITDA	$595,065	$705,519	$655,248	$320,287	$112,208

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet as of December 31, 2006 consisted of 103 vessels aggregating 11.7 million dwt, including three vessels that have been chartered-in under capital leases and 40 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 103 vessels, charters-in for 20 vessels are scheduled to commence upon delivery of the vessels between 2007 and 2010 and ten newbuilds (including one U.S. Flag ATB that is being double hulled) are scheduled for delivery between 2007 and 2010. Four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest, bringing the total operating and newbuild fleet to 137 vessels.

ACQUISITION OF MARITRANS INC.

On November 28, 2006, the Company acquired Maritrans Inc. ("Maritrans"), a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull vessels serving the East Coast and U.S. Gulf Coast trades. The operating results of Maritrans have been included in the Company's financial statements commencing November 29, 2006. Maritrans' fleet consisted of 11 ATBs, one of which was in the process of being rebuilt, five product carriers, two of which have been redeployed to transport grain, and three large ATBs under construction. Holders of Maritrans' common stock received $37.50 per share in cash for an aggregate consideration of approximately $450 million. Taking into account the assumption of Maritrans' outstanding debt, the total purchase price was approximately $506 million. OSG initially financed the acquisition through borrowings under existing credit facilities.

ACQUISITION OF STELMAR SHIPPING LTD.

On January 20, 2005, the Company acquired Stelmar Shipping Ltd. ("Stelmar"), a leading provider of petroleum product and crude oil transportation services. The operating results of Stelmar have been included in the Company's financial statements commencing January 21, 2005. Holders of Stelmar's common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million. Taking into account the assumption of Stelmar's outstanding debt, the total purchase price was approximately $1.35 billion. The Company funded the acquisition of Stelmar and the refinancing of its debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004. Stelmar's 40 vessel fleet consisted of

38 Overseas Shipholding Group, Inc.

24 Handysize, 13 Panamax and three Aframax tankers. Stelmar's fleet included two chartered-in Aframax and nine chartered-in Handysize vessels.

SALE OF SEVEN TANKERS TO DOUBLE HULL TANKERS, INC.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. ("DHT") in connection with DHT's initial public offering. In consideration, OSG received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. The total consideration to OSG valued the transaction at $580,580,000. In November 2005, the Company sold 648,500 shares of DHT pursuant to the exercise of the over-allotment option granted to the underwriters of DHT's initial public offering, and received net cash proceeds of $7,315,000. Such sale reduced the Company's interest in DHT to 44.5%. OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options up to an additional five to eight years, depending on the vessel. The charters provide for the payment of additional hire, on a quarterly basis, by the Company when the aggregate revenue earned, or deemed earned, by these vessels for the Company exceeds the sum of the basic hire paid during the quarter by the Company. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such agreements are cancelable by DHT upon 90 days notice.

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

Overview

Freight rates for VLCCs and Aframaxes in 2006 averaged slightly above those in 2005 and were well above their historical averages. Product Carrier rates were below 2005 levels, but also exceeded their historical averages.

Rates during 2006 reflected continuing increases in crude oil trade flows to Asia, augmented by shifting trade patterns as Venezuela and West Africa increased crude exports to Asia, especially China, which expanded tonne-mile demand. The start-up of the Baku-Tbilisi-Ceyhan ("BTC") pipeline in 2006 also altered trade patterns. This 1,094 mile long pipeline allows crude oil from Azerbaijan to be shipped to western destinations via the Mediterranean deep-sea port of Ceyhan, thereby avoiding the Black Sea route, which is severely limited by congestion in the Bosporus and Dardanelles straits. Unlike most years, VLCC rates peaked in the third quarter and then fell sharply in the fourth quarter as a third quarter inventory buildup in preparation for an active U.S. hurricane season, which did not materialize, resulted in a fourth quarter inventory drawdown. Factors that positively affected freight rates included the sporadic use of VLCCs by Iran for crude storage purposes, which buoyed tanker utilization rates, and the shut-in of approximately 500,000 barrels per day ("b/d") of Nigerian crude oil due to civil unrest, disrupting trade flows throughout the year. A warmer than normal start to winter in the Northern Hemisphere and OPEC's decision to reduce production by 1.2 million b/d starting in November with further cuts planned for 2007, were two adverse developments that dampened demand for tankers late in the year.

Worldwide oil demand during the fourth quarter of 2006 was approximately 85.5 million b/d, an increase of 1.3 million b/d, or 1.5%, compared with the fourth quarter of 2005. The increase in overall demand reflects a 0.4% decrease in

2006 Annual Report 39

OECD countries and a 4.3% increase in non-OECD areas. Demand in North America decreased by approximately 0.4% as warmer than normal weather reduced demand for heating oil and a shift to lower cost natural gas by utilities and industrial users lowered residual fuel oil demand. Lower demand in OECD Europe and Asia also reflects the impact of abnormally warm winter temperatures. Fourth quarter demand growth in non-OECD countries relative to the previous year continued to be led by China and the Middle East. China's growing demand for transportation fuels is driven by the growing number of motor vehicles on the road and by an increase in travel and tourism while subsidized local prices support demand growth in the Middle East.

Worldwide oil demand for 2006 amounted to 84.5 million b/d, an increase of approximately 1.0%, or 800,000 b/d, compared with 2005. Annual demand in OECD countries declined by 0.8%, led by a 1.6% decrease in OECD Asia followed by a 0.9% decline in North America and a 0.3% reduction in Europe. Declining fuel oil sales due to lower cost alternatives, such as natural gas and hydropower, were only partially offset by increases in demand for transportation fuels. All of the growth in worldwide oil consumption during 2006 came from non-OECD countries, where demand grew by 3.6%. The non-OECD increases were led by growth of 6.4% in China, 5.4% in the Middle East and 2.1% in Latin America. Demand growth in China reflects a 13.8% increase in aviation jet fuel and kerosene consumption and a 3.1% increase in gasoline demand somewhat offset by a reductions in use of residual fuel oil, LPG and ethane.

In anticipation of another active hurricane season in 2006, total U.S. inventory levels, excluding the Strategic Petroleum Reserve ("SPR"), increased by approximately 85 million barrels during the first nine months of 2006 to 1,098 million barrels. Just over 65% of the increase in inventory volumes occurred in the third quarter, significantly increasing seaborne movements of crude oil and refined products. During the fourth quarter, U.S. inventory levels declined by approximately 75 million barrels (about 20% of which was crude and 80% of which was products), significantly reducing product and crude oil tanker utilization rates. The buildup of inventory in the third quarter and subsequent drawdown in the fourth quarter had a counter-seasonal effect on VLCC and Product Carrier rates whereby third quarter rates exceeded fourth quarter rates.

Crude oil imports into China increased by almost 360,000 b/d in 2006 compared with 2005, an increase of approximately 14%. Imports in November reached 3.3 million b/d, the highest monthly level ever for crude imports into China. During 2006, short-haul crude oil movements from Indonesia and Vietnam decreased by approximately 85,000 b/d while long-haul crude movements increased by 118,000 b/d from West Africa (specifically Angola), by 115,000 b/d from the Middle East and by 45,000 b/d from Venezuela. These changes in supply patterns resulted in a 20% increase in crude tanker tonne-mile demand for China during 2006.

A new tanker supply route emerged during the second quarter of 2006 with the first shipment of Azeri crude oil from the port of Ceyhan in the Mediterranean, sourced from Azerbaijan via the BTC pipeline. Crude shipments, transported largely on Aframaxes to refineries in the Mediterranean and in Northwest Europe, reached about 400,000 b/d in late 2006. These shipments are anticipated to increase to approximately 600,000 b/d by the end of 2007. The BTC pipeline is expected to reach its capacity of 1.0 million b/d in 2009.

As crude oil prices began to decline in the latter part of 2006, OPEC decided to reduce production by 1.2 million b/d beginning during the fourth quarter to try to stop a decline in oil prices. This had an immediate adverse impact on the tanker markets as there was a high level of compliance by OPEC members with their revised production quotas. As most of the cuts were allocated to Arabian Gulf OPEC members, the volume of long-haul crude shipments was reduced, lowering tonne-mile demand, in particular for VLCCs.

Tanker supply increased by 6.1%, or 18.6 million dwt from year-end 2005 levels, as a result of significant newbuilding deliveries in all segments throughout the year against limited demolition activity. The largest percentage increase occurred in the Panamax sector, where tonnage increased by 16.8%. The Product Carrier sector, where 24 vessels were sold for scrap, experienced the lowest percentage growth at 3.3%. The additional tonnage exerted downward pressure on TCE rates during 2006.

Newbuilding vessel prices strengthened during 2006, with increases ranging from 7% for VLCC, to 10% for Aframaxes and Product Carriers. Prices for secondhand vessels also remained strong, with prices for some modern vessels exceeding newbuilding prices as buyers continued to be willing to pay premiums for prompt delivery. Newbuilding prices are likely to remain strong as shipyards operate at or near full capacity.

40 Overseas Shipholding Group, Inc.

The tables below show the daily TCE rates that prevailed in markets in which the Company's vessels operated for the periods indicated. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates required the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of the voyages and the portion of revenue generated from long-term charters.

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Q1-2006	Q2-2006	Q3-2006	Q4-2006	2006	2005	2004

Average	$63,200	$40,800	$73,600	$37,500	$53,800	$53,600	$92,900
High	$119,000	$76,700	$95,500	$67,200	$119,000	$135,000	$230,700
Low	$24,900	$19,300	$50,200	$23,200	$19,300	$13,100	$39,000

*
Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf averaged $53,800 per day in 2006, one of the highest annual average rates and slightly above the 2005 average, but significantly below the 2004 average, which was the highest in over 30 years. VLCC rates benefited from additional long-haul movements from West Africa and Venezuela to China throughout the year, but were adversely impacted during the fourth quarter when OPEC reduced production and oil inventories were drawn down following a significant third quarter buildup. Fleet expansion also exerted downward pressure on VLCC rates throughout the year.

Freight rates in the first quarter of 2006 represented an increase of 3% from the average for the first quarter of 2005. Rates during this quarter were strongest in January and early February. Imports into China reached 3.1 million b/d in January with Angola surpassing Saudi Arabia as the largest supplier. Renewed attacks on oil infrastructure in Nigeria that shut-in about 500,000 b/d of crude oil production and the attempt by some charterers to secure crude supplies from Iran ahead of mounting tensions with the West over nuclear issues, temporarily boosted rates. However rates began to decrease in March with the approach of the seasonally slower second quarter exacerbated by continued low U.S. refinery utilization rates stemming from more extensive maintenance activities and extended downtime at a few U.S. Gulf Coast refineries that were damaged by 2005 hurricanes.

In the second quarter of 2006, the VLCC market was adversely affected by higher than usual global refining maintenance activities that reduced crude oil requirements further than the normal seasonal drop-off in demand. Nevertheless, imports into China continued to increase and were approximately 350,000 b/d higher than the second quarter of 2005, with much of the increase sourced from West Africa. Crude flows from West Africa to China should continue to increase given China's recent investment in several West African countries and its desire to source oil supplies from areas outside of the Middle East. Iran began to utilize VLCCs as floating storage facilities during the quarter, effectively increasing overall utilization rates.

Rates picked up significantly in the third quarter, benefiting to a large extent from an intentional buildup of inventory in anticipation of an active U.S. hurricane season. The crude market was also in contango, which encouraged stock building, and Iran continued to utilize VLCCs as floating offshore storage for its heavy sour crude throughout the quarter. BP's partial shutdown of production in the Prudhoe Bay fields in Alaska as a result of pipeline corrosion problems caused some U.S. West Coast refiners to replace the Alaskan crude requirement with longer haul supplies from the Middle East, further increasing VLCC demand. Crude oil imports into the U.S. also received a boost as U.S. refinery utilization rates rose to 93%, the highest level in about a year. These events and continued increases in China's imports of crude oil combined to result in tanker utilization rates that generated the highest third quarter rates so far this decade.

Fourth quarter rates, which historically are the highest average quarterly rates during the year, were the lowest in 2006. Cuts in OPEC exports resulted in a surplus of available vessels. Warmer than normal weather in the U.S., Europe and South Korea resulted in a reduction in demand for heating oil while power generating companies displaced fuel oil with lower-priced fuels such as natural gas. The extensive inventory drawdown that occurred during the fourth quarter in wake of the third quarter buildup further reduced demand for seaborne shipments.

2006 Annual Report 41

The world VLCC fleet expanded by 20 tankers from 477 vessels (139.4 million dwt) at the beginning of the year to 497 vessels (145.5 million dwt) at December 31, 2006. No VLCC scrapping occurred during 2006. Newbuilding orders nearly tripled in 2006 compared with 2005 as there were 100 newbuilding orders placed in 2006 compared with the 37 newbuilding orders placed in 2005. This sizable increase in orders reflects tanker owners' expectation that a large number of old single hull tankers will be removed from the fleet in 2010 in accordance with IMO regulations. As of December 31, 2006, the VLCC orderbook totaled 169 vessels (51.7 million dwt), equivalent to 35.5% of the existing VLCC fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Q1-2006	Q2-2006	Q3-2006	Q4-2006	2006	2005	2004

Average	$38,000	$25,300	$31,100	$40,900	$33,700	$33,100	$43,000
High	$49,000	$42,000	$40,000	$55,000	$55,000	$65,000	$85,000
Low	$15,900	$13,000	$22,500	$25,000	$13,000	$8,000	$14,000

*
Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during 2006 averaged $33,700 per day, an increase of 2% from the 2005 average. Aframax rates during the year were adversely affected by a 400,000 b/d decline in North Sea production and from declining volumes of Venezuelan crudes exported to the U.S. as Venezuela sought to diversify its customer base. Production in the Former Soviet Union ("FSU"), which has become an increasingly important source of Aframax employment in recent years, rose by 3.5% in 2006 to 12.1 million b/d. Aframax freight rates received a boost from the arrival of Caspian Sea crude oil at the port of Ceyhan via the BTC pipeline beginning in the second quarter. A reduction in the Russian export duty on crude oil by more than 20% on December 1, 2006 also increased the attractiveness of oil exports and bolstered the demand for Aframaxes. Similarly to VLCCs, fleet expansion exerted downward pressure on Aframax rates throughout the year.

Aframax rates in the first quarter of 2006 were up approximately 3% from the average rate for the first quarter of 2005. Weather related delays in the Turkish Straits led to stronger rates in the Mediterranean. In Japan, fuel oil consumption and direct burning of oil increased as a result of colder than normal temperatures, reduced hydroelectric power output and tight supplies of LNG. Fuel oil use also received a boost in Europe where reduced gas pipeline supplies caused by a pricing dispute between Russia and the Ukraine led to some switching from natural gas to fuel oil. These factors more than offset a decline in North Sea production of approximately 400,000 b/d and a decrease in FSU seaborne crude oil shipments compared with year ago levels.

Rates in the second quarter of 2006 were 11% below the second quarter of 2005 reflecting a 9% decline in North Sea production levels and lower U.S. refinery utilization rates due to a heavier than normal maintenance program. There were also less weather and incident-related delays than in the prior year. A pickup in refining activity levels and an oil spill in the Lake Charles, Louisiana area, which resulted in tanker delays, sparked an increase in Aframax rates in late June and early July.

Third quarter of 2006 rates averaged 43% higher than third quarter of 2005 rates. The build-up of oil inventories in OECD countries was a major contributing factor to the healthy rise in third quarter rates. Also contributing to firmer rates was an increase in long-haul Aframax cargoes from West Africa and increased loadings in the Black Sea that reduced available tonnage on both the cross-Mediterranean and North Sea routes. Azeri crude oil exports from Ceyhan rose to an average of 220,000 b/d in the third quarter.

Aframax rates reached their highest level of the year in the fourth quarter. North Sea production increased approximately 300,000 b/d over third quarter of 2006 levels as maintenance activities subsided and production from new fields started, resulting in an increase in vessel employment. Aframaxes found additional employment as exports of Azeri crude from Ceyhan continued to increase and as new production commenced from the Sakhalin I projects in the Russian Far East. A reduction in Russian export duty taxes as of December 1, 2006 resulted in higher export volumes from Russia.

The world Aframax fleet expanded during 2006 from 673 vessels (67.9 million dwt) as of December 31, 2005 to 714 vessels (72.5 million dwt) at December 31, 2006 as deliveries were considerably higher than scrappings. Aframax

42 Overseas Shipholding Group, Inc.

ordering during 2006 amounted to 132 vessels, almost three times the 46 vessels ordered in 2005. The Aframax orderbook stood at 230 vessels (25.3 million dwt) at December 31, 2006, equivalent to 34.8% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes—Crude and Residual Oil Caribbean to the U.S. Atlantic Coast
	Q1-2006	Q2-2006	Q3-2006	Q4-2006	2006	2005	2004

Average	$26,400	$21,200	$21,700	$22,400	$22,900	$30,300	$36,800
High	$34,000	$29,000	$27,000	$34,000	$34,000	$57,900	$60,600
Low	$19,000	$17,000	$9,000	$11,000	$9,000	$10,000	$21,800

Rates for Panamaxes operating in the Caribbean averaged $22,900 per day in 2006, a decrease of 24% compared with average rates for 2005. The hurricanes that hit the U.S. Gulf Coast areas during the second half of 2005 damaged oil infrastructure in the Gulf of Mexico, shutting-in crude oil and natural gas production. Many power companies with the capability to switch between natural gas and fuel oil chose lower cost fuel oil in 2005, then switched back to natural gas in 2006 as crude oil prices rose, U.S. natural gas prices fell and gas production increased to pre-hurricane levels.

Average freight rates in the first quarter of 2006 were lower than in the corresponding quarter in 2005 as fuel oil demand in the U.S. declined due to unseasonably warm weather in the U.S. Northeast.

As natural gas prices continued to decline in the second quarter of 2006, additional power utilities switched to less costly natural gas, which resulted in a further decline in fuel oil imports into the U.S. and exerted downward pressure on rates.

Panamax rates in the third quarter of 2006 were 3% above the corresponding quarter in 2005. This tanker segment benefited from the build-up of inventory levels and from the Alaskan North Slope ("ANS") pipeline disruption in August that resulted in crude oil supply shortages on the U.S. West Coast. Additional Panamaxes were used to transport crude oil from the Caribbean to West Coast refiners via the Panama Canal to compensate for this shortfall. The increased traffic flow through the Panama Canal led to transit delays and to congestion at West Coast ports, which further tightened the supply of available tonnage.

Fourth quarter 2006 rates were 46% below rates in the fourth quarter of 2005. Fuel oil inventory levels in the U.S. at the end of the fourth quarter were estimated to be substantially above the levels of the corresponding quarter last year as the demand for fuel oil weakened in the face of seasonally warmer than normal temperatures and the ready availability of inexpensive natural gas. These events, which reduced the demand for Panamaxes that carry crude and residual fuel oils to the U.S. Atlantic Coast from the Caribbean, as well as a large influx of new tonnage during the year, placed pressure on Panamax rates.

The world Panamax fleet at December 31, 2006 increased to 381 vessels (25.3 million dwt) from 326 vessels (21.6 million dwt) as of December 31, 2005. Newbuilding orders in 2006 amounted to 112 vessels, slightly more than twice the number ordered in 2005. The orderbook for Panamaxes remains significant. At December 31, 2006, 240 vessels (15.0 million dwt), equivalent to 59.4% of the existing Panamax fleet, based on deadweight tons, were on order.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Q1-2006	Q2-2006	Q3-2006	Q4-2006	2006	2005	2004

Average	$25,300	$20,000	$23,600	$20,000	$22,500	$25,300	$25,800
High	$35,900	$24,000	$31,500	$31,000	$35,900	$41,500	$38,800
Low	$17,500	$15,300	$15,700	$11,600	$11,600	$9,500	$15,800

*
Based on 60% trans-Atlantic and 40% Caribbean to the U.S. Atlantic Coast

2006 Annual Report 43

Rates for Handysize Product Carriers averaged $22,500 per day in 2006, 11% below the 2005 average. Product Carrier rates were lower in every quarter in 2006 except the third quarter when product movements were strong to both the U.S. East and West Coasts. Average rates were also lower in Asia as naphtha movements from the Middle East to Asia declined as a result of higher maintenance activities at petrochemical plants, especially during the first half of 2006.

Total product imports into the U.S. in the first quarter of 2006 were 9% above the corresponding quarter in 2005, compensating for a decline in domestic product output caused by hurricane damage to U.S. Gulf Coast refineries in late 2005. The increase in products imports supported Handysize Product Carrier rates.

The decline in second quarter 2006 rates from first quarter levels reflected the seasonal decline in worldwide product demand levels as the Northern Hemisphere emerged from winter.

Average quarterly Product Carrier rates increased to their highest levels for the year in the third quarter as product movements increased from the Continent to the U.S. for the purpose of padding product inventories as a precaution against another active hurricane season. The temporary shutdown of BP's ANS crude pipeline led some U.S. West Coast suppliers to import additional products from Asia. Exports of naphtha to Asia from the Middle East also increased as maintenance activities at petrochemical plants in OECD countries ended.

Fourth quarter average rates declined to their lowest level in 2006 as demand for heating oil in the Northern Hemisphere fell well short of expectations due to unseasonably mild weather and the drawdown of excess product inventories amassed in OECD countries in the prior quarter. In the U.S. alone, clean product inventory was reduced by approximately 22 million barrels during the fourth quarter.

The world Handysize fleet increased to 538 vessels (22.5 million dwt) at December 31, 2006 from 527 vessels (21.8 million dwt) at December 31, 2005. At December 31, 2006, the newbuilding orderbook for Handysize Product Carriers reached 221 vessels (10.2 million dwt), equivalent to 45.4% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates Jones Act Product Carriers and Product Articulated Tug Barges (ATBs)
	Q1-2006	Q2-2006	Q3-2006	Q4-2006	2006	2005	2004

45,000 dwt Tankers	$50,100	$50,500	$58,200	$60,200	$54,800	$48,700	$35,500
30,000 dwt ATBs	$32,400	$32,600	$37,500	$38,600	$35,300	$30,600	$22,900

Rates for U.S. Flag Product Carriers in the spot market averaged $54,800 per day, a 12% increase over 2005. Rates for U.S. Flag product ATBs during the same period averaged $35,300 per day, a 15% increase over 2005.

Spot rates during the first and second quarters of 2006 were below the respective 2005 quarterly average rates. Refinery throughput in 2006 was significantly lower than in 2005 because of the effects of the 2005 hurricane season and the retooling of refineries for ultra low sulfur gasoline and diesel production resulting in a lower number of available cargoes and an increase in waiting time.

Vessel demand increased as the refineries came back onstream in the third quarter. Vessel demand received a further boost during the fourth quarter as refiners reduced their product inventories resulting in additional seaborne product movements.

The total fleet involved in the coastwise product trades, includes vessels as well as tug-barge combinations, with capacities ranging from 160 - 400,000 barrels. At the end of 2006, the total fleet was 66 vessels, of which 45% are not double hulled and will be phased out over the next nine years as a result of OPA 90 regulations. Additional scrapping of the remaining 30 vessels could also occur prior to 2015 based on the age profile of these vessels.

Outlook

The consensus forecast anticipates that economic growth will be reasonably strong in 2007. Robust expansion is expected to continue in India and China. Solid growth of approximately 2% is also forecast for Japan and Europe. Economic growth in the U.S. is forecast to be in the 2% to 3% range, a slight decline from 2006 levels.

44 Overseas Shipholding Group, Inc.

After growth of 1.3 million b/d in 2005 (1.6%) and 800,000 b/d in 2006 (1.0%), the International Energy Agency forecasts that global oil demand will increase by 1.6 million b/d, or 1.8%, to 86.0 million b/d in 2007. This forecast anticipates 6.1% growth in China, 1.7% growth in North America and 5.0% growth in the Middle East. The additional demand in North America and Asia should increase tonne-mile demand while the Middle East increase should have a beneficial impact on Product Carrier employment.

The world tanker fleet in 2007 is projected to increase by between 6% and 7% compared with 6.1% in 2006 and 6.2% in 2005 as a sizable number of newbuilding deliveries is expected to be only partially offset by rising deletions. The increase in tonnage in all tanker segments during 2007 will have an adverse impact on rates.

Refinery maintenance in the U.S. was much more extensive than usual in 2006 as companies integrated new units and refurbished existing units to coincide with the changes in sulfur specifications that occurred in 2006 for both gasoline and diesel. This, combined with damage to refineries from the 2005 hurricanes, resulted in a low utilization rate in 2006. Refining runs during the first half of 2007 are forecast to be approximately 500,000 b/d higher than the same period in 2006.

Refining capacity in Asia has increased with the recent startups of the Essar refinery in India and the Hainan refinery in China. Further additions to capacity are expected in China in 2007, boosting the demand for imports. While these new refineries will run some Middle East crudes, they will also process West African crudes that will enhance tonne-mile demand growth during 2007. Crude imports in both China and India are forecast to reach record highs in 2007.

It is forecast that Russia's exportable oil surplus will increase by 100,000 b/d over the next six months because its crude production is increasing while growth in domestic refining runs is slowing. A reduction in the Russian export duty on crude oil of approximately 20% beginning on December 1, 2006 has increased the relative attractiveness of crude oil exports and already had a favorable impact on Aframax rates in the fourth quarter.

Angola, which joined OPEC as of January 1, 2007, is expected to increase oil production by approximately 300,000 b/d in 2007 with the recent startup of the 225,000 b/d Dalia field and anticipated additional field startups. Increases in Non-Opec countries in 2007 will be centered in Brazil and the FSU. Additional volumes of crude are expected to be produced in Azerbaijan to be sent through the BTC pipeline for export. North Sea output is not expected to decline in 2007 as production from new fields should offset declining production in older fields. Combined, these developments will lend support to crude tanker rates in 2007.

A key uncertainty is if and when OPEC will restore production cuts enacted in 2006 and first quarter of 2007. High inventory levels in September were a key concern within OPEC and influenced its decision to reduce production to support crude oil price levels.

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

Revenue Recognition

The Company generates a majority of its revenue from voyage charters, including vessels in pools that predominantly have performed voyage charters. Within the shipping industry, there are two methods used to account for voyage charter revenue: (1) ratably over the estimated length of each voyage and (2) completed voyage. The recognition of voyage revenues ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues and the method used by OSG. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In applying its revenue recognition method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues can be estimated with a greater degree of accuracy. OSG does

2006 Annual Report 45

not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. The Company does not recognize time charter revenues during periods that vessels are off hire. Certain of these charters provide for profit sharing between the Company and the charterer when rates earned exceed a base rate defined in the agreements. The Company only recognizes profit sharing when there is no longer any risk that any amounts accruable can be recaptured. Because certain of such agreements provide that profit sharing be determined annually on the anniversary of delivery of the vessels onto the charters, the Company's share, if any, will not be recognized until the charter anniversary date.

For the Company's vessels operating in the Tankers International pool, the Aframax International pool and Panamax International Shipping Company Ltd., revenues and voyage expenses are pooled and allocated to each pool's participants on a time charter equivalent basis in accordance with an agreed-upon formula. The pools may enter into contracts that earn either voyage charter revenue or time charter revenue. Each of the pools follows the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a Charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Vessel Lives and Impairment

The carrying value of each of the Company's vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years from the date such vessel was originally delivered from the shipyard or 20 years from the date the Company's ATBs were rebuilt. In the shipping industry, use of a 25-year life has become the standard. The actual life of a vessel may be different. The Company has evaluated the impact of the revisions to MARPOL Regulation 13G that became effective April 5, 2005 and the EU regulations that went into force on October 21, 2003 on the economic lives assigned to the tankers in the Company's International Flag fleet. The OSG International Flag tanker fleet comprises mainly modern, double hull vessels. The revised regulations do not require any double sided International Flag tankers to be removed from service prior to attaining 25 years of age. The revised Regulation 13G allows the flag state to permit the continued operation of the Company's double sided tankers beyond 2010. Because such regulations do not explicitly permit double sided tankers to continue trading beyond 2010, their operation beyond 2010 is not assured. OSG considered the need to reduce the estimated remaining useful lives of its double sided International Flag tankers because of the EU regulations and the revised and accelerated phase-out schedule agreed to by IMO in December 2003. These regulations do not prevent any of these vessels from trading prior to reaching 25 years of age. Accordingly, it was not deemed necessary to reduce the estimated remaining useful lives of any of OSG's double sided International Flag tankers. If the economic lives assigned to the tankers prove to be too long because of new regulations or other future events, higher depreciation expense and impairment losses could result in future periods related to a reduction in the useful lives of any affected vessels.

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

There have been no impairment indicators since 2003.

46 Overseas Shipholding Group, Inc.

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

As of December 31, 2006, the Capital Construction Fund was fully invested in cash and cash equivalents.

Drydocking

Within the shipping industry, there are two methods that are used to account for drydockings: (1) capitalize drydocking costs as incurred (deferral method) and amortize such costs over the period to the next scheduled drydocking, and (2) expense drydocking costs as incurred. Since drydocking cycles typically extend over two and a half years or longer, management believes that the deferral method provides a better matching of revenues and expenses than the expense-as-incurred method.

Deferred Tax Assets and Valuation Allowance

The carrying value of the Company's deferred tax assets is based on the assumption that the Company will generate sufficient taxable income in the future to permit the Company to take deductions and use tax-credit carryforwards. During 2002, the Company recorded a valuation allowance of $3,640,000 related to capital losses arising from the write-down of certain marketable securities. The valuation allowance was established because the Company believed that a portion of the capital losses might expire unused because the generation of future taxable capital gains was not certain. During 2004, the Company reduced the valuation allowance by $934,000, reflecting capital gains recognized in 2004. The valuation allowance had been reduced to zero as of December 31, 2004. Each quarter, management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance. Any increase in the valuation allowance against deferred tax assets will result in additional income tax expense in the Company's statement of operations.

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

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans ("the Maritrans Plan"). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. Accordingly, the selection of a discount rate for the Maritrans Plan as of December 31, 2006, was based on the assumption that the plan would be terminated and all eligible participants would receive insurance company annuities when all necessary approvals are obtained. The Company expects such final settlement to occur in late 2007 or early 2008. In determining the discount rate at December 31, 2006 of 5.2%, management, therefore, deemed the use of an estimated rate at which an insurance company would agree to annuitize the obligations under the plan to be more appropriate than the use of a long-term discount rate based on high-quality fixed income investments.

2006 Annual Report 47

With respect to the Company's domestic qualified defined benefit pension plan, as of December 31, 2005, management reduced the discount rate to 4.7% from 6.2% (following a reduction to 6.2% from 6.7% as of December 31, 2004). In October 2005, the Company's Board of Directors approved the termination, effective December 31, 2005 of (i) the qualified defined benefit pension plan covering its domestic shore-based employees, and (ii) the unfunded, nonqualified supplemental defined benefit pension plan covering certain active senior level employees. Accordingly, the selection of a discount rate for the qualified defined benefit pension plan as of December 31, 2005, was based on the assumption that the remaining active participants will elect and receive lump sum distributions when all necessary approvals are obtained. Such final settlement occurred in late 2006. In determining the discount rate at December 31, 2005, management, therefore, deemed the use of a current rate applicable to lump sum distributions to be more appropriate than the use of a long-term discount rate based on high-quality fixed income investments. Concurrently, the Company amended its existing 401(k) employee savings plan and adopted a supplemental nonqualified savings plan to provide for increased levels of employer contributions, or hypothetical contributions to the unqualified plan, commencing in 2006.

Certain of the Company's foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company's financial position.

Newly Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." FIN 48 applies to all tax positions related to income taxes that are subject to FAS 109, including tax positions considered to be routine. The Company, as required, will adopt FIN 48 effective January 1, 2007. The adoption of FIN 48 will not have a material effect on the Company's earnings or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), "Fair Value Measurements." The standard provides guidance for using fair value to measure assets and liabilities in accordance with generally accepted accounting principles, and expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company believes that the adoption of FAS 157 will not have a material effect on its earnings or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 ("FAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." FAS 158 requires companies to:

•
recognize in its statement of financial position an asset for a defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status,

•
measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and

•
recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

FAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements was effective for OSG for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the measurement date provisions is encouraged; however, early application must be for all of an employer's benefit plans. The adoption of the measurement date provisions of FAS 158 will not have a material effect on the Company's financial position.

48 Overseas Shipholding Group, Inc.

INCOME FROM VESSEL OPERATIONS

During 2006, TCE revenues increased by $31,155,000, or 3%, to $992,817,000 from $961,662,000 in 2005, principally because of increases in average daily TCE rates for VLCCs and Handysize Product Carriers, partially offset by a 860 day decrease in revenue days. During 2006, approximately 69% of the Company's TCE revenues were derived in the spot market compared with 69% in 2005 and 85% in 2004. In 2006, approximately 31% of TCE revenues were generated from time or bareboat charters ("term") compared with 31% in 2005 and 15% in 2004. During 2005, TCE revenues increased by $172,081,000, or 22%, to $961,662,000 from $789,581,000 in 2004, principally because of a 13,068 day increase in revenue days, partially offset by decreases in average daily TCE rates for VLCCs and Aframaxes in the spot market.

Reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During 2006, income from vessel operations decreased by $96,395,000, or 20%, to $378,544,000 from $474,939,000 in 2005. During 2005, income from vessel operations decreased by $18,063,000, or 4%, to $474,939,000 from $493,002,000 in 2004. See Note D to the consolidated financial statements set forth in Item 8 for additional information on the Company's segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations. Information with respect to the Company's proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of "Equity in Income of Affiliated Companies."

International Crude Tankers (dollars in thousands)	2006	2005	2004

TCE revenues	$684,029	$668,819	$652,678
Vessel expenses	(91,741)	(89,016)	(62,445)
Time and bareboat charter hire expenses	(128,882)	(83,838)	(50,168)
Depreciation and amortization	(74,887)	(93,975)	(71,875)

Income from vessel operations(a)	$388,519	$401,990	$468,190

Average daily TCE rate	$43,614	$41,037	$57,759
Average number of vessels(b)	28.8	36.2	28.2
Average number of vessels chartered-in under operating leases	15.7	9.3	3.7
Number of revenue days(c)	15,684	16,298	11,300
Number of ship-operating days:(d)
Owned vessels	10,515	13,210	10,335
Vessels bareboat chartered-in under operating leases	1,460	1,020	—
Vessels time chartered-in under operating leases	4,287	2,369	1,351

(a)
Income from vessel operations by segment is before general and administrative expenses and gain on disposal of vessels.

(b)
The average is calculated to reflect the addition and disposal of vessels during the year.

(c)
Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company's interest in chartered in vessels.

(d)
Ship-operating days represent calendar days.

2006 Annual Report 49

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2006, 2005 and 2004 between spot and time charter rates. The information for VLCCs, Aframaxes and Panamaxes is based, in part, on information provided by the pools or commercial joint ventures in which they participate.

	2006		2005		2004
	Spot Charter	Time Charter	Spot Charter	Time Charter	Spot Charter	Time Charter

VLCCs:(a)
Average rate	$63,999	$—	$58,600	$—	$76,598	$—
Revenue days	6,357	—	6,314	—	6,088	—
Aframaxes:(b)
Average rate	$34,904	$28,738	$36,481	$22,202	$40,903	$23,353
Revenue days	4,208	1,288	4,470	1,578	4,346	526
Panamaxes:
Average rate	$30,160	$24,884	$34,038	$20,381	$—	$—
Revenue days	1,651	2,180	1,700	2,068	—	—

(a)
Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the years ended December 31, 2006 and 2005 would have been $64,095 and $58,426 per day, respectively.

(b)
Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the years ended December 31, 2005 and 2004 would have been $36,764 and $41,622 per day, respectively.

During 2006, TCE revenues for the International Crude Tankers segment increased by $15,210,000, or 2%, to $684,029,000 from $668,819,000 in 2005. This improvement in TCE revenues resulted primarily from an increase in the average rates earned by VLCCs and Panamaxes, partially offset by a decrease in the number of revenue days for Aframaxes. TCE revenues for 2006 reflect a loss of $611,000 generated by forward freight agreements compared with a loss of $170,000 in 2005. Revenue days decreased by 614 principally due to the redelivery of a chartered-in Aframax during 2005, the sale of three Aframaxes (Bravery during 2005 and Overseas Keymar and Pacific Sapphire in 2006) and an increase in number of days in which vessels were out of service due to drydock and repairs.

Vessel expenses increased by $2,725,000 to $91,741,000 in 2006 from $89,016,000 in the prior year principally as a result of an increase in daily vessel expenses, partially offset by a reduction in operating days as a result of vessel sales as well as the sale and charter back of ten vessels subsequent to the second quarter of 2005. Average daily vessel expenses increased by $1,405 per day in 2006 compared with 2005 principally attributable to increases in crew and environmental costs and the timing of delivery of stores and lubricating oils. Time and bareboat charter hire expenses increased by $45,044,000 to $128,882,000 in 2006 from $83,838,000 in 2005 principally as a result of the October 2005 sale and leaseback of seven vessels to Double Hull Tankers and the sale and leaseback of one VLCC (Overseas Crown) during 2006 and two Panamaxes (Overseas Polys and Overseas Cleliamar) during 2005. The charter-in agreements for eight VLCCs and six Aframaxes provide for profit sharing with the vessels' owners when TCE rates exceed the base rates in the charters. Depreciation and amortization decreased by $19,088,000 to $74,887,000 in 2006 from $93,975,000 principally because of the sales discussed above.

During 2005, TCE revenues for the International Crude Tankers segment increased by $16,141,000, or 2%, to $668,819,000 from $652,678,000 in 2004. This improvement in TCE revenues resulted principally from an increase in the number of revenue days, partially offset by decreases in the average rates earned by VLCCs and Aframaxes. TCE revenues for 2005 reflect a loss of $170,000 generated by forward freight agreements compared with a loss of $3,126,000 in 2004. Revenue days increased by 4,998 principally for the following reasons and a reduction of 85 drydock and repair days during which vessels were out of service, partially offset a reduction of 1,187 days attributable to the sale of two VLCCs (Olympia and Dundee), one Suezmax (Eclipse) and one Aframax (Bravery) in 2004 and 2005 and the expiry of charters-in on one VLCC and one Aframax in the third quarter of 2005:

•
the acquisition of Stelmar adding three Aframaxes (two of which are bareboat chartered-in) and 11 Panamaxes (two of which were subsequently sold in July 2005 and chartered back for 50 month terms);

50 Overseas Shipholding Group, Inc.

•
the purchase of OSG's partner's 50.1% interest in a company that owned four V-Pluses and the subsequent sale of two of such vessels to the former joint venture partner;

•
the participation in the charter-in of seven VLCCs, which charters commenced between February 2004 and May 2005; and

•
the participation in the charter-in of three Aframaxes, which charters commenced between March and September 2004.

Vessel expenses increased by $26,571,000 to $89,016,000 in 2005 from $62,445,000 in the prior year principally as a result of the vessel additions discussed above. Average daily vessel expenses increased by $213 per day in 2005 compared with 2004 principally attributable to increases in repair expenses. Time and bareboat charter hire expenses increased by $33,670,000 to $83,838,000 in 2005 from $50,168,000 in 2004 principally as a result of the inclusion of 14 additional chartered-in vessels (as described above). Depreciation and amortization increased by $22,100,000 to $93,975,000 from $71,875,000 in 2004 as a result of the vessel additions discussed above.

International Product Carriers (dollars in thousands)	2006	2005	2004

TCE revenues	$215,311	$185,832	$38,126
Vessel expenses	(78,477)	(54,016)	(12,680)
Time and bareboat charter hire expenses	(32,259)	(22,144)	—
Depreciation and amortization	(40,966)	(35,440)	(7,796)

Income from vessel operations	$63,609	$74,232	$17,650

Average daily TCE rate	$20,231	$17,925	$18,391
Average number of vessels	18.0	17.5	6.0
Average number of vessels chartered-in under operating leases	13.2	11.4	—
Number of revenue days	10,642	10,367	2,073
Number of ship-operating days:
Owned vessels	6,570	6,374	2,196
Vessels bareboat chartered-in under operating leases	4,380	4,144	—
Vessels time chartered-in under operating leases	451	—	—

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2006, 2005 and 2004 between spot and time charter rates. The information for Handysize Product Carriers is based, in part, on information provided by the commercial joint venture in which certain of the Company's vessels participate.

	2006		2005		2004
	Spot Charter	Time Charter	Spot Charter	Time Charter	Spot Charter	Time Charter

Panamax Product Carriers
Average rate	$—	$20,943	$13,575	$26,387	$20,894	$18,162
Revenue days	—	727	55	723	159	531
Handysize Product Carriers:(a)
Average rate	$26,816	$18,350	$26,394	$16,708	$21,516	$15,651
Revenue days	2,570	7,345	1,199	8,390	599	784

(a)
Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the years ended December 31, 2006 and 2005 would have been $26,847 and $25,940 per day, respectively.

During 2006, TCE revenues for the International Product Carrier segment increased by $29,479,000, or 16%, to $215,311,000 from $185,832,000 in 2005. This increase in TCE revenues resulted principally from an increase of 275 revenue days and an increase in the average rates earned by the Handysize Product Carriers. TCE revenues for 2006 reflect a loss of $42,000 generated by forward freight agreements compared to a gain of $561,000 in 2005. The increase in revenue days was attributable to the addition of 26 Product Carriers as a result of the Stelmar acquisition in January 2005, the short-term time-charter in of one Handysize Product Carrier and the delivery of two newbuild Handysize Product Carriers during the third quarter of 2006, partially offset by and increase of 608 days in which vessels were out of service due to drydock and repairs.

2006 Annual Report 51

Vessel expenses increased by $24,461,000 to $78,477,000 in 2006 from $54,016,000 in the prior year principally as a result of additional costs incurred in connection with the three reflagged vessels discussed below, an increase in operating days and an increase in average daily vessel expenses. Operating days increased by 432 days principally as a result of the inclusion of the former Stelmar fleet. Average daily vessel expenses increased by $1,189 per day in 2006 compared with 2005 principally attributable to increases in crew, transportation and environmental costs and the timing of delivery of stores, spares and lubricating oils. Time and bareboat charter hire expenses increased by $10,115,000 to $32,259,000 in 2006 from $22,144,000 in 2005 principally as a result of the Stelmar acquisition, which added eight bareboat charters, and the inclusion of the three time chartered-in vessels discussed above. Depreciation and amortization increased by $5,526,000 to $40,966,000 in 2006 from $35,440,000 in 2005 due to the addition of vessels from the Stelmar acquisition and increased amortization associated with vessels that drydocked subsequent to September 30, 2005, partially offset by the sale of four Handysize and two Panamax Product Carriers in the first quarter of 2005.

During 2005, TCE revenues for the International Product Carrier segment increased by $147,706,000, or 387%, to $185,832,000 from $38,126,000 in 2004. This increase in TCE revenues resulted principally from an increase of 8,294 revenue days. TCE revenues for 2005 reflect a gain of $561,000 generated by forward freight agreements. The increase in revenue days was attributable to the Stelmar acquisition, which added 26 Product Carriers (nine of which are bareboat chartered-in) to the Company's fleet. Vessel expenses, time and bareboat charter hire expenses and depreciation and amortization increased in 2005 compared with 2004 as a result of the vessel additions discussed above. In addition, in November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005, for four of its double-sided Handysize Product Carriers.

The Company has reflagged three Handysize Product Carriers (the Overseas Ambermar and Overseas Maremar in September 2005 and the Overseas Luxmar in early October 2005) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). Under the Program, the Company receives approximately $2.6 million per year. Such subsidy is intended to offset the increased cost incurred by such vessels because of operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Other International (dollars in thousands)	2006	2005	2004

TCE revenues(a)	$18,338	$25,902	$25,014
Vessel expenses	(560)	(1,148)	(1,554)
Provision for settlement	(27,000)	(4,000)	(6,000)
Time and bareboat charter hire expenses	(12,026)	(12,247)	(13,353)
Depreciation and amortization	(4,426)	(3,582)	(2,055)

Income from vessel operations	$(25,674)	$4,925	$2,052

Average daily TCE rate	$26,521	$27,357	$32,029
Average number of vessels	—	—	—
Average number of vessels chartered-in under operating leases	1.9	2.1	2.1
Number of revenue days	691	733	781
Number of ship-operating days:
Owned vessels	—	—	—
Vessels time chartered-in under operating leases	691	758	781

(a)
TCE revenues include inter-segment commercial management fees of $5,849 in 2005. Such amounts have been excluded in the calculation of the average daily TCE rate.

52 Overseas Shipholding Group, Inc.

As of December 31, 2006, the Company operated two International Dry Bulk Carriers. The two Dry Bulk Carriers commenced three-year time charters in early 2004.

U.S. Segment (dollars in thousands)	2006	2005	2004

TCE revenues	$75,139	$81,109	$73,763
Vessel expenses	(39,220)	(29,168)	(25,491)
Time and bareboat charter hire expenses	(1,650)	(2,073)	(2,029)
Depreciation and amortization	(21,661)	(19,314)	(18,362)

Income from vessel operations	$12,608	$30,554	$27,881

Average daily TCE rate	$27,427	$24,980	$21,549
Average number of vessels	6.3	7.1	7.5
Average number of vessels chartered-in under operating leases	1.8	2.0	2.0
Number of revenue days	2,740	3,247	3,423
Number of ship-operating days:
Owned vessels	2,290	2,604	2,739
Vessels bareboat chartered-in under operating leases	669	730	732

In November 2006, the Company acquired Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull U.S. Flag vessels serving the East and U.S. Gulf coastwise trades. As a result of the combination, OSG's U.S. Flag operating fleet totaled 23 vessels as of December 31, 2006, including 19 handysize product carriers and articulated tug barges and four other vessels.

TCE revenues decreased by $5,970,000, or 7%, to $75,139,000 in 2006 from $81,109,000 in 2005 due to a net decrease of revenue days, partially offset by an increase in the average daily TCE rate earned. Revenue days decreased principally due to the sale of the three remaining Crude Tankers in 2005 and an increase in out-of-service days of 149, partially offset by the inclusion of the Maritrans fleet commencing in late-November 2006. The Maritrans fleet contributed $11,809,000 to TCE revenues in 2006.

Vessel expenses increased by $10,052,000 to $39,220,000 in 2006 from $29,168,000 in 2005. This increase reflects the conversion of the bareboat charter on the Galena Bay to a time charter in the third quarter of 2006 and the inclusion of the former Maritrans fleet, which contributed $4,213,000 to the increase in vessel expenses. In addition, average daily vessel expenses increased by $1,493 per day due to increased repairs, and higher crew and environmental costs. Time and bareboat charter hire expenses decreased $423,000 to $1,650,000 in 2006 from $2,073,000 in 2005 due to the redelivery of a dry bulk carrier in late 2006. Depreciation and amortization increased by $2,347,000 to $21,661,000 in 2006 from $19,314,000 in 2005 principally due to the inclusion of the Maritrans fleet.

During 2005, TCE revenues increased by $7,346,000, or 10%, to $81,109,000 from $73,763,000 in 2004 because of an increase of $3,431 per day in the average daily TCE rate (in part due to the conversion of the charter on the Puget Sound), partially offset by a decrease in revenue days. Revenue days decreased due to the sale of one of the Crude Tankers in February 2004 and the three remaining Crude Tankers in 2005 upon their redelivery from long-term charters, offset by the purchase of two Product Carriers, the Overseas Puget Sound and Galena Bay, in April 2004. The Overseas Puget Sound and Galena Bay were, at the time of their acquisition, operating on bareboat charters that extended to December 2009.

During 2005, vessel expenses increased by $3,677,000 to $29,168,000 from $25,491,000 in 2004 as a result of the conversion of the bareboat charter on the Puget Sound to a time charter in October 2004, partially offset by the impact of the sale of the Crude Tankers. Average daily expenses increased by $1,405 per day in 2005 compared with 2004, principally attributable to increases in crew costs.

Since December 1996, the U.S. Flag Pure Car Carrier has received payments under the U.S. Maritime Security Program on the basis of $2,100,000 per year through September 2005 and $2,600,000 per year thereafter.

2006 Annual Report 53

General and Administrative Expenses

During 2006, general and administrative expenses increased by $19,858,000 to $99,525,000 from $79,667,000 in 2005 principally because of the following:

•
expenses of the newly acquired Maritrans operations aggregating $1,224,000;

•
an increase in cash compensation of $10,426,000, including cash incentive compensation of approximately $4,650,000;

•
costs of $10,145,000 incurred during 2006, compared with $5,021,000 incurred during 2005, in connection with the investigations by the U.S. Department of Justice (see Note S to the consolidated financial statements set forth in Item 8);

•
an increase in compensation related to stock options and restricted stock of $1,838,000;

•
an increase in legal, accounting and consulting services of approximately $3,000,000; and

•
an increase in travel and related expenses of $2,073,000.

These increases were partially offset by:

•
severance related payments of $2,000,000 and settlement losses of $2,195,000 recognized in connection with the retirement of senior officers in January and August 2005; and

•
integration costs of $1,452,000 incurred in 2005 in connection with the acquisition of Stelmar.

During 2005, general and administrative expenses increased by $27,674,000 to $79,667,000 from $51,993,000 in 2004 principally because of the following:

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

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2006, equity in income of affiliated companies decreased by $21,333,000 to $22,474,000 from $43,807,000 in 2005. As a result of the 2005 sales of the Front Tobago (a VLCC in which the Company held a 30% joint venture interest) and the Compass I (an Aframax in which OSG held a 50% joint venture interest) and the Company's purchase of its partner's 50.1% interest in a joint venture that owned four V-Pluses, the only operating vessels held in companies accounted for by the equity method during 2006 were those held through DHT. All of DHT's vessels are on time charters, with profit sharing. In comparison, during 2005, 66% of the revenue days resulted from vessels operating in the spot market.

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

54 Overseas Shipholding Group, Inc.

During 2005, equity in income of affiliated companies decreased by $1,792,000 to $43,807,000 from $45,599,000 in 2004, due to a decrease in average daily TCE rates earned by the joint venture vessels operating in the spot market.

The following table is a summary of the Company's interest in its vessel owning equity method investments, excluding ATC, and OSG's proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are averages as of December 31 of each year. The Company's actual ownership percentages for these joint ventures ranged from 30% to 50%:

	2006		2005		2004
	Revenue Days	% of Ownership	Revenue Days	% of Ownership	Revenue Days	% of Ownership

V-Pluses operating in the spot market	—	0.0%	301	0.0%	320	49.9%
VLCCs operating in the spot market	—	0.0%	106	0.0%	130	30.0%
VLCCs operating on long-term charters	467	44.5%	99	44.5%	—	0.0%
Aframax operating in the spot market	—	0.0%	53	0.0%	181	50.0%
Aframaxes operating on long-term charters	639	44.5%	133	44.5%	—	0.0%

Total	1,106	44.5%	692	44.5%	631	46.6%

INTEREST EXPENSE

The components of interest expense are as follows:

In thousands for the year ended December 31,	2006	2005	2004

Interest before impact of swaps and capitalized interest	$74,773	$86,379	$58,379
Impact of swaps	790	6,995	15,968
Capitalized interest	(6,911)	(3,885)	(201)

Interest expense	$68,652	$89,489	$74,146

Interest expense decreased by $20,837,000 to $68,652,000 in 2006 from $89,489,000 in 2005 as a result of a reduction in the average amount of debt outstanding of $481,320,000, which is principally attributable to the application of the proceeds arising from vessel sales during 2005 and 2006, including the sale of the seven tankers to DHT in October 2005, to repay amounts outstanding under floating-rate credit facilities. This decrease was partially offset by an increase in the average rate paid on floating rate debt of 120 basis points to 5.1% from 3.9% in 2005 and the inclusion in interest expense of a $4,800,000 write-off of the unamortized balance of deferred debt expense for terminated facilities. The impact of floating-to-fixed interest rate swaps increased interest expense by $790,000 in 2006 compared with an increase of $6,995,000 in 2005.

In 2005, interest expense increased by $15,343,000 to $89,489,000 from $74,146,000 in 2004 as a result of increases in (a) the average amount of debt outstanding of $470,149,000, which is attributable to the Stelmar acquisition offset by the application of the proceeds arising from vessel sales during 2005, including the sale of the seven tankers to DHT in October, to repay amounts outstanding under floating-rate credit facilities, and (b) the average rate paid on floating rate debt of 130 basis points to 3.9% from 2.6% in 2004. The impact of floating-to-fixed interest rate swaps increased interest expense by $6,995,000 2005 compared with an increase of $15,968,000 in 2004. Interest expense for 2005 includes the write-off of $1,607,000 of deferred debt expense related to debt assumed in connection with the acquisition of OSG's partner's interest in the joint venture that owned the four V-Pluses. Such debt was repaid during June 2005.

PROVISION/(CREDIT) FOR FEDERAL INCOME TAXES

The income tax credits for 2006 and 2005 are based on the pre-tax results of the Company's U.S. subsidiaries, adjusted to include non shipping income of the Company's foreign subsidiaries. The income tax provision for 2004 was based on consolidated pre-tax results, adjusted to reflect items that are not subject to tax.

2006 Annual Report 55

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG's foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company's foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. Because the Company intends to permanently reinvest these earnings in foreign operations, no provision for U.S. income taxes on such earnings of its foreign shipping subsidiaries is required after December 31, 2004. Because the shipping income of its foreign shipping subsidiaries constitutes substantially all of its income before federal income taxes, the Company expects that its effective tax rate will be significantly reduced for periods commencing January 1, 2005.

In September 2006, the Company made an election under the Jobs Creation Act, effective for years commencing with 2005, to have qualifying U.S. Flag operations taxed under a new tonnage tax regime rather than under the usual U.S. corporate income tax regime. As a result of that election, OSG's taxable income for U.S. income tax purposes with respect to the eligible U.S. Flag vessels will not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports). The Company recorded a reduction in its deferred tax provision of $3,500,000 in 2006 relating to the write-off of deferred tax liabilities that will no longer reverse as a result of the election of the tonnage tax regime.

The effective tax rate (provision for income taxes divided by income before federal income taxes) for 2004, before consideration of the impact of the reduction of deferred tax liabilities discussed below, was 32.7%. The provision for income taxes for 2004 reflects a reduction in the valuation allowance of $934,000 that was established in 2002 against the deferred tax asset resulting from the write-down of certain marketable securities.

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

EBITDA

EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income and depreciation and amortization expense. EBIDTA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income, as reflected in the consolidated statements of operations, to EBITDA (in thousands):

In thousands for the year ended December 31,	2006	2005	2004

Net income	$392,660	$464,829	$401,236
Provision/(credit) for federal income taxes	(8,187)	(1,110)	79,778
Interest expense	68,652	89,489	74,146
Depreciation and amortization	141,940	152,311	100,088

EBITDA	$595,065	$705,519	$655,248

EFFECTS OF INFLATION

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

56 Overseas Shipholding Group, Inc.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital at December 31, 2006 was approximately $618,000,000 compared with $253,000,000 at December 31, 2005 and $445,000,000 at December 31, 2004. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Unbilled voyage receivables at December 31, 2006 was $92,599,000 compared with $139,792,000 at December 31, 2005. As of December 31, 2006, such balance included the Company's share of unremitted pool earnings of $54,995,000 ($92,608,000 at December 31, 2005) due from Tankers International and $23,872,000 ($34,690,000 at December 31, 2005) due from Aframax International. The decrease in the amount due from Tankers International results from a decrease in TCE rates earned by the VLCCs in the fourth quarter of 2006 ($53,975 per day) compared with the fourth quarter of 2005 ($68,619 per day). The decrease in the amount due from Aframax International results from a decrease in TCE rates earned by the Aframaxes in the fourth quarter of 2006 ($35,168 per day) compared with the comparable quarter of 2005 ($39,850 per day). In addition, the Company maintains a Capital Construction Fund with a market value of approximately $316,000,000 at December 31, 2006. The Company expects to use approximately $292,000,000 of the balance in the Capital Construction Fund during 2007 and 2008 to fund payments towards the construction contracts for three U.S. Flag ATBs, including the reimbursement of costs of approximately $90,000,000 incurred in 2006. Net cash provided by operating activities approximated $446,000,000 in 2006 compared with $435,000,000 in 2005 and $374,000,000 in 2004. Net cash provided by operating activities in 2005 reflected $91,100,000 of payments with respect to 2004 federal income taxes. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year. The Company's reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company's vessels in periods subsequent to December 31, 2006, compared with the actual TCE rates achieved during 2006, will have a negative comparative impact on the amount of cash provided by operating activities.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet.

The Company entered into a $1.8 billion seven-year unsecured revolving credit agreement in 2006 with a group of banks (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million). Borrowings under this facility bear interest at a rate based on LIBOR. The terms, conditions and financial covenants contained therein are generally more favorable than those contained in the Company's then existing long-term facilities. In March 2006, in connection with entering into this credit agreement, the Company terminated all of its unsecured revolving credit facilities (long-term of $1,285,000,000 and short-term of $45,000,000) that existed prior thereto.

In 2006, the Company amended the floating rate secured term loans covering ten vessels. The amendments provided additional borrowings of approximately $84,000,000, removed the encumbrance on one of the vessels, reduced the applicable interest rates and extended the maturity dates of certain of the loans.

In January 2005, the Company concluded two new debt agreements aggregating $675,000,000. The proceeds from these borrowings were used to fund the acquisition of Stelmar and refinance its debt. One of the agreements was a $500,000,000 seven-year unsecured revolving credit agreement. Borrowings under this facility bore interest at a rate based on LIBOR, and the terms, conditions and financial covenants contained therein were comparable to those contained in the Company's then existing long-term facilities. The other agreement was a $175,000,000 term loan secured by five Handysize Product Carriers.

In July 2005, the Company repaid the outstanding balance, $87,000,000, of a term loan secured by two of its VLCCs, with funds obtained under its long-term unsecured revolving credit facilities.

In October 2005, OSG sold seven tankers to DHT in connection with DHT's initial public offering. In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT. In November 2005, the Company sold 648,500 shares of common stock of DHT pursuant to the exercise of the over-allotment option granted to the underwriters of DHT's initial public offering, and received net cash proceeds of $7,315,000. In January 2007, the Company sold an additional 4,600,000 shares of common stock of DHT, generating cash proceeds of $69,276,000. The cash proceeds from these sales were used to reduce amounts outstanding under long-term credit facilities and for general corporate purposes.

2006 Annual Report 57

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

As of December 31, 2006, OSG had $1,800,000,000 of long-term unsecured credit availability, of which approximately $466,000,000 had been borrowed and an additional $95,600,000 had been used for letters of credit issued principally in conjunction with the construction of four Aframaxes. The Company's one long-term revolving credit facility matures as follows: $150,000,000 (2011), $150,000,000 (2012) and $1,500,000 (2013).

The Company was in compliance with all of the financial covenants contained in the Company's debt agreements as of December 31, 2006. The financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Because a portion of OSG's debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company's ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of December 31, 2006, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $800,644,000. Such debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of December 31, 2006, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During 2006, the joint venture made $499,435,000 of progress payments. The aggregate unpaid contract costs of $227,016,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.

58 Overseas Shipholding Group, Inc.

Aggregate Contractual Obligations

A summary of the Company's long-term contractual obligations as of December 31, 2006 follows:

In thousands	2007	2008	2009	2010	2011	Beyond 2011	Total

Long-term debt(1)	$113,531	$111,979	$108,836	$107,504	$106,364	$1,445,066	$1,993,280
Obligations under capital leases(1)	11,074	11,888	10,808	9,692	8,102	—	51,564
Operating lease obligations (chartered-in vessels)(2)	232,000	265,517	275,352	278,997	239,355	675,531	1,966,752
Construction installments(3)	264,586	176,781	33,754	53,288	249	—	528,658
Operating lease obligations (office space)	4,570	4,605	4,641	4,586	4,145	31,849	54,396

Total	$625,761	$570,770	$433,391	$454,067	$358,215	$2,152,446	$4,594,650

(1)
Amounts shown include contractual interest obligations. The interest obligations for floating rate debt ($802,897 as of December 31, 2006) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at December 31, 2006 of 5.4%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $65,977 at December 31, 2006 that effectively convert the Company's interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 5.8%.

(2)
As of December 31, 2006, the Company had charter-in commitments for 63 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

(3)
Represents remaining shipyard commitments and excludes capitalized interest and other construction costs.

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2006, related to pension and other postretirement benefit plans as follows:

In thousands	2007	2008	2009	2010	2011

Supplemental pension plan obligations(1)	$109	$71	$71	$70	$70
Defined benefit pension plan obligations(2)	8,543	—	—	—	—
Postretirement health care plan obligations(3)	173	180	186	191	193

(1)
Obligations are included herein only if the retirement of a covered individual is known as of December 31, 2006.

(2)
Estimated amount to settle the Company's obligations under the Maritrans Plan. The Company expects such final settlement to occur in late 2007 or early 2008.

(3)
Amounts are estimated based on the 2006 cost taking the assumed health care cost trend rate for 2007 to 2011 into consideration. See Note O to the consolidated financial statements set forth in Item 8. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

OSG has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management's interest-rate outlook at various times. These agreements contain no leverage features and have various final maturity dates from December 2008 to August 2014.

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

2006 Annual Report 59

agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

The Company enters into Forward Freight Agreements ("FFAs") and related FFA options as economic hedges to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs and related FFA options, OSG manages the financial risk associated with fluctuating market conditions. FFAs generally cover periods ranging from one month to one year and involve contracts to provide a fixed number of theoretical voyages at fixed rates. FFAs and related FFA options are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house, with whom OSG started to trade during November 2006. Although NOS ASA requires the posting of collateral, the use of a clearing house reduces the Company's exposure to counterparty credit risk. OSG is exposed to market risk in relation to its positions in FFAs and related FFA options and could suffer substantial losses from these activities in the event its expectations prove to be incorrect. OSG enters into FFAs and related FFA options with an objective of either economically hedging risk or for trading purposes to take advantage of short term fluctuations in freight rates. As of December 31, 2006, OSG was committed to FFA agreements with a fair value of $1,877,000, which has been recorded as an asset. These contracts settle between January 2007 and December 2009.

The shipping industry's functional currency is the U.S. dollar. All of the Company's revenues and most of its operating costs are in U.S. dollars.

INTEREST RATE SENSITIVITY

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

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

At December 31, 2006	2007	2008	2009	2010	2011	Beyond 2011	Total	Fair Value at Dec. 31, 2006

Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$14.9	$16.4	$14.8	$14.7	$14.2	$464.1	$539.1	$554.2
Average interest rate	7.4%	7.6%	8.0%	8.1%	7.9%	7.7%
Variable rate	$20.2	$20.2	$20.2	$20.2	$20.2	$701.9	$802.9	$802.9
Average spread over LIBOR	0.5%	0.5%	0.5%	0.5%	0.5%	0.6%
Interest Rate Swaps
Pay fixed/receive variable*	$8.8	$46.8	$0.9	$1.0	$1.0	$7.5	$66.0	$(0.1)
Average pay rate	5.3%	5.4%	4.7%	4.7%	4.7%	4.7%

60 Overseas Shipholding Group, Inc.

At December 31, 2005	2006	2007	2008	2009	2010	Beyond 2010	Total	Fair Value at Dec. 31, 2005

Assets
Fixed income securities	$27.1	$18.1	$17.7	$8.0	$15.1	$39.5	$125.5	$125.5
Average interest rate	4.8%	4.8%	4.7%	5.4%	5.0%	5.0%
Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$10.5	$11.2	$12.0	$11.8	$11.6	$467.7	$524.8	$542.8
Average interest rate	7.9%	7.9%	8.0%	8.4%	8.8%	8.4%
Variable rate	$17.0	$17.0	$17.0	$17.0	$17.0	$382.9	$467.9	$467.9
Average spread over LIBOR	0.7%	0.7%	0.7%	0.7%	0.7%	0.7%
Interest Rate Swaps
Pay fixed/receive variable*	$207.8	$8.8	$46.8	$1.0	$1.0	$8.4	$273.8	$(1.7)
Average pay rate	5.4%	5.3%	5.4%	4.7%	4.7%	4.7%

*
LIBOR

As of December 31, 2006, the Company had one long-term revolving credit facility under which borrowings bore interest at LIBOR plus a margin, as stated in the agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

2006 Annual Report 61

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

62 Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31
DOLLARS IN THOUSANDS

	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$606,758	$188,588
Voyage receivables, including unbilled of $92,599 and $139,792	136,043	157,334
Federal income taxes recoverable	29,630	—
Other receivables	42,093	22,202
Inventories	7,002	1,855
Prepaid expenses	23,995	14,908

Total Current Assets	845,521	384,887
Capital Construction Fund	315,913	296,126
Vessels and other property, less accumulated depreciation	2,501,846	2,288,481
Vessels under capital leases, less accumulated amortization	30,750	36,267
Deferred drydock expenditures, net	50,774	19,805

Total Vessels, Deferred Drydock and Other Property	2,583,370	2,344,553

Investments in Affiliated Companies	275,199	269,657
Intangible Assets, less accumulated amortization	92,611	—
Goodwill	64,293	—
Other Assets	53,762	53,457

Total Assets	$4,230,669	$3,348,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$192,500	$105,173
Short-term debt and current installments of long-term debt	27,426	20,066
Current obligations under capital leases	7,650	6,968

Total Current Liabilities	227,576	132,207
Long-term Debt	1,273,053	923,612
Obligations under Capital Leases	33,894	42,043
Deferred Gain on Sale and Leaseback of Vessels	218,759	233,456
Deferred Federal Income Taxes ($234,269 and $113,255) and Other Liabilities	270,076	141,334
Stockholders' Equity:
Common stock ($1 par value; 120,000,000 shares authorized; 40,790,759 shares issued)	40,791	40,791
Paid-in additional capital	202,712	199,570
Retained earnings	1,996,826	1,640,742

	2,240,329	1,881,103
Cost of treasury stock (1,565,559 and 1,341,718 shares)	34,522	17,019

	2,205,807	1,864,084
Accumulated other comprehensive income	1,504	11,944

Total Stockholders' Equity	2,207,311	1,876,028

Total Liabilities and Stockholders' Equity	$4,230,669	$3,348,680

See notes to consolidated financial statements.

2006 Annual Report 63

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2006	2005	2004

Shipping Revenues:
Pool revenues including $57,345 in 2006 and $57,562 in 2005 from 50% owned companies accounted for by the equity method	$639,618	$607,035	$640,449
Time and bareboat charter revenues, including $16,488 in 2005 and $19,803 in 2004 received from a 37.5% owned company accounted for by the equity method	282,409	309,471	116,957
Voyage charter revenues	125,376	83,797	53,429

	1,047,403	1,000,303	810,835
Operating Expenses:
Voyage expenses	54,586	38,641	21,254
Vessel expenses	209,998	173,349	102,170
Provision for settlement	27,000	4,000	6,000
Time and bareboat charter hire expenses, including $86,767 in 2006 and $20,241 in 2005 paid to a 44.5% owned company accounted for by the equity method	174,817	120,301	65,550
Depreciation and amortization	141,940	152,311	100,088
General and administrative	99,525	79,667	51,993
Gain on disposal of vessels	(39,007)	(42,905)	(29,222)

Total Operating Expenses	668,859	525,364	317,833

Income from Vessel Operations	378,544	474,939	493,002
Equity in Income of Affiliated Companies	22,474	43,807	45,599

Operating Income	401,018	518,746	538,601
Other Income	52,107	34,462	16,559

	453,125	553,208	555,160
Interest Expense	68,652	89,489	74,146

Income before Federal Income Taxes	384,473	463,719	481,014
Provision/(Credit) for Federal Income Taxes	(8,187)	(1,110)	79,778

Net Income	$392,660	$464,829	$401,236

Weighted Average Number of Common Shares Outstanding:
Basic	39,515,300	39,444,059	39,113,040
Diluted	39,586,035	39,506,332	39,176,253
Per Share Amounts:
Basic net income	$9.94	$11.78	$10.26
Diluted net income	$9.92	$11.77	$10.24
Cash dividends declared and paid	$0.925	$0.70	$0.70

See notes to consolidated financial statements.

64 Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS

	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$392,660	$464,829	$401,236
Items included in net income not affecting cash flows:
Depreciation and amortization	141,940	152,311	100,088
Amortization of deferred gain on sale and leasebacks	(43,114)	(9,897)	(550)
Deferred compensation relating to restricted stock and stock option grants	3,922	2,084	425
Provision/(credit) for deferred federal income taxes	9,702	675	(53,619)
Undistributed earnings of affiliated companies	4,963	(9,307)	(28,754)
Other—net	(6,223)	(10,856)	3,838
Items included in net income related to investing and financing activities:
Gain on sale of securities—net	(35,136)	(23,186)	(7,204)
Gain on disposal of vessels	(39,007)	(42,905)	(29,222)
Payments for drydocking	(49,867)	(16,899)	(22,354)
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	2,526	45,319	(84,471)
Increase/(decrease) in federal income taxes payable	—	(96,435)	76,165
Net change in prepaid items and accounts payable, sundry liabilities and accrued expenses	63,609	(20,586)	18,893

Net cash provided by operating activities	445,975	435,147	374,471

Cash Flows from Investing Activities:
Expenditures for vessels, including $48,100 in 2006 and $9,339 in 2004 related to vessels under construction	(55,793)	(5,166)	(59,439)
Proceeds from disposal of vessels	258,877	858,142	99,082
Acquisition of interests in affiliated companies that owned VLCCs	—	—	(2,292)
Acquisition of interest in affiliated company that owned four V-Pluses	—	(69,047)	—
Acquisition of Maritrans Inc., net of cash acquired of $24,536	(444,550)	—	—
Acquisition of Stelmar Shipping Ltd., net of cash acquired of $107,911	—	(742,433)	—
Expenditures for other property	(11,591)	(12,257)	(2,349)
Investments in and advances to affiliated companies	(8,613)	(9,495)	(214,403)
Distributions from affiliated companies	4,772	20,853	1,988
Purchases of other investments	(660)	(847)	(669)
Proceeds from dispositions of other investments	2,292	23,271	10,042
Other—net	(1,436)	(863)	(781)

Net cash provided by/(used in) investing activities	(256,702)	62,158	(168,821)

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	—	—	115,513
Purchases of treasury stock	(18,525)	—	—
Issuance of debt, net of issuance costs	549,642	781,268	158,730
Payments on debt and obligations under capital leases	(255,948)	(1,541,293)	(49,026)
Cash dividends paid	(36,576)	(27,615)	(27,532)
Issuance of common stock upon exercise of stock options	242	218	3,716
Other—net	(9,938)	(476)	(1,873)

Net cash provided by/(used in) financing activities	228,897	(787,898)	199,528

Net increase/(decrease) in cash and cash equivalents	418,170	(290,593)	405,178
Cash and cash equivalents at beginning of year	188,588	479,181	74,003

Cash and cash equivalents at end of year	$606,758	$188,588	$479,181

See notes to consolidated financial statements.

2006 Annual Report 65

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
DOLLARS IN THOUSANDS

					Treasury Stock
		Paid-in Additional Capital		Unearned Compensation Restricted Stock			Accumulated Other Comprehensive Income
	Common Stock		Retained Earnings
					Share	Amount		Total

Balance at December 31, 2003	$39,591	$108,549	$829,824	$—	3,685,326	$(48,454)	$(12,435)	$917,075
Net Income			401,236					401,236
Other Comprehensive Income/(Loss), net of taxes:
Net unrealized holding gains on available-for-sale securities*							7,335	7,335
Effect of derivative instruments							8,447	8,447
Minimum pension liability							(1,409)	(1,409)

Comprehensive Income								415,609

Cash Dividends Declared and Paid			(27,532)					(27,532)
Issuance of Common Stock	1,200	87,299			(2,000,000)	27,014		115,513
Issuance of Restricted Stock Award		1,148		(1,785)	(50,000)	637		—
Amortization of Restricted Stock Award				425				425
Options Exercised and Employee Stock Purchase Plan		492			(244,046)	3,224		3,716
Tax Benefit Related to Options Exercised		1,566						1,566

Balance at December 31, 2004	40,791	199,054	1,203,528	(1,360)	1,391,280	(17,579)	1,938	1,426,372
Reclassification upon adoption of FAS 123(R)		(1,360)		1,360				—
Net Income			464,829					464,829
Other Comprehensive Income/(Loss), net of taxes:
Net unrealized holding gains on available-for-sale securities*							2,329	2,329
Effect of derivative instruments							6,352	6,352
Minimum pension liability							1,325	1,325

Comprehensive Income								474,835

Cash Dividends Declared and Paid			(27,615)					(27,615)
Deferred Compensation Related to Options Granted		720						720
Issuance of Restricted Stock Awards		(487)			(43,766)	487		—
Amortization of Restricted Stock Awards		1,364						1,364
Options Exercised and Employee Stock Purchase Plan		145			(5,796)	73		218
Tax Benefit Related to Options Exercised		134						134

Balance at December 31, 2005	40,791	199,570	1,640,742	—	1,341,718	(17,019)	11,944	1,876,028
Net Income			392,660					392,660
Other Comprehensive Income/(Loss), net of taxes:
Net unrealized holding losses on available-for-sale securities*							(16,238)	(16,238)
Effect of derivative instruments							6,687	6,687
Minimum pension liability							(79)	(79)

Comprehensive Income								383,030

Cash Dividends Declared and Paid			(36,576)					(36,576)
Deferred Compensation Related to Options Granted		1,551						1,551
Issuance of Restricted Stock Awards		(931)			(81,066)	931		—
Amortization of Restricted Stock Awards		2,371						2,371
Options Exercised and Employee Stock Purchase Plan		151			(8,593)	91		242
Purchases of Treasury Stock					313,500	(18,525)		(18,525)
Adjustment to initially adopt FAS 158, net of taxes							(810)	(810)

Balance at December 31, 2006	$40,791	$202,712	$1,996,826	$—	1,565,559	$(34,522)	$1,504	$2,207,311

*
For 2004, net of realized gains included in net income of $3,907; for 2005, net of realized gains included in net income of $11,219; and for 2006, net of realized gains included in net income of $23,223.

See notes to consolidated financial statements.

66 Overseas Shipholding Group, Inc.

Overseas Shipholding Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.
Basis of presentation and description of business—The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company" or "OSG"). For the three years ended December 31, 2006, all subsidiaries were wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method.

  The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid and dry bulk cargoes in the international market and the U.S. Flag trades.

  Subsequent to the issuance of the March 31, 2006 Form 10-Q, the Company determined that it had inappropriately classified payments for drydocking as an investing activity rather than as an operating activity. Management has concluded that such inappropriate classification was not material to cash flows from operating activities for any previously reported quarter or annual period or to trends for those periods affected or to a fair presentation of the Company's financial statements for those periods. The presentation of the consolidated statements of cash flows for 2005 and 2004 has been revised.

  In the second quarter of 2006, the Company determined that it had inappropriately capitalized payments made in 2005 to cancel charterers' purchase options. Management has concluded that this was not material to the Company's results of operations for any previously reported quarter or for the year ended December 31, 2005. Accordingly, results for prior periods have not been restated. Instead, the Company reduced vessels and other property in the consolidated balance sheet by approximately $2,100,000 and recorded a corresponding charge in the accompanying consolidated statement of operations for 2006, representing the remaining unamortized balance of the amounts previously capitalized.

2.
Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

3.
Marketable securities—The Company's investments in marketable securities were classified as available for sale and were carried at fair value. Net unrealized gains or losses were reported as a component of accumulated other comprehensive income within stockholders' equity.

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

4.
Inventories—Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

5.
Vessels, deferred drydocking expenditures and other property—Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis, using a vessel life of 25 years. Each vessel's salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. Accumulated depreciation was $377,791,000 and $374,389,000 at December 31, 2006 and 2005, respectively.

  Other property, including leasehold improvements, are recorded at cost and amortized substantially on the straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to seven years.

2006 Annual Report 67

  Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $6,911,000 in 2006, $3,885,000 in 2005 and $201,000 in 2004.

  Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. Expenditures for maintenance and repairs are expensed when incurred. Amortization of capitalized drydock expenditures, which is included in depreciation and amortization in the consolidated statements of operations, amounted to $16,775,000 in 2006, $11,735,000 in 2005 and $9,899,000 in 2004.

6.
Vessels under capital leases—The Company charters in one International Flag Handysize Product Carrier and two U.S. Flag vessels that it accounts for as capital leases. Amortization of capital leases is computed by the straight-line method over five years for the Handysize Product Carrier and 22 years for the U.S. Flag vessels, representing the terms of the leases. Accumulated amortization was $78,272,000 and $71,242,000 at December 31, 2006 and 2005, respectively.

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

8.
Goodwill and intangible assets—Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Company's intangible assets, which consist primarily of long-term customer relationships acquired as part of the purchase of Maritrans Inc., are being amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 2006 and amortization for 2006 amounted to $389,000. Amortization of intangible assets for the five years subsequent to December 31, 2006 is expected to approximate $4,670,000 per annum.

9.
Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Deferred finance charges of $15,877,000 and $13,429,000 are included in other assets at December 31, 2006 and 2005, respectively. Amortization amounted to $7,513,000 in 2006 (including a $4,800,000 write-off of the unamortized balance of deferred debt expense for terminated facilities), $4,498,000 in 2005 and $2,757,000 in 2004.

10.
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

  For the Company's vessels operating in pools, revenues and voyage expenses are pooled and allocated to each pool's participants on a time charter equivalent basis in accordance with an agreed-upon formula.

11.
Derivatives—Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset

68 Overseas Shipholding Group, Inc.

  against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) and is reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

  The Company uses derivatives to reduce market risks associated with its operations. The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company's debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. For interest rate swaps, the Company assumes no ineffectiveness since each interest rate swap either meets the conditions required under FAS 133 to apply the short-cut method or the critical terms method in the case of prepayable debt such as borrowings under the Company's long-term revolving credit facilities. Accordingly, no gains or losses have been recorded in income relative to the Company's interest rate swaps that qualify as hedges. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt.

  The Company also uses forward freight agreements in order to reduce its exposure to the variability in the cash flows inherent in the spot charter market for specified trade routes. The forward freight agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates, which contracts generally range from one month to one year and settle monthly based on a published index. Forward freight agreements that meet the effectiveness threshold required by FAS 133 are accounted for as effective cash flow hedges.

12.
Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

13.
Newly issued accounting standards—In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards Statement No. 5, "Accounting for Contingencies." FIN 48 applies to all tax positions related to income taxes that are subject to FAS 109, including tax positions considered to be routine. The Company, as required, will adopt FIN 48 effective January 1, 2007. The adoption of FIN 48 will not have a material effect on the Company's earnings or financial position.

  In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), "Fair Value Measurements." The standard provides guidance for using fair value to measure assets and liabilities in accordance with generally accepted accounting principles, and expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company believes that the adoption of FAS 157 will not have a material effect on its earnings or financial position.

  In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 ("FAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." FAS 158 requires companies to:

•
recognize in its statement of financial position an asset for a defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status,

•
measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and

2006 Annual Report 69

•
recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

  FAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements was effective for OSG for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the measurement date provisions is encouraged; however, early application must be for all of an employer's benefit plans. The adoption of the measurement date provisions of FAS 158 will not have a material effect on the Company's financial position.

NOTE B—CHANGES IN ACCOUNTING PRINCIPLE:

As of December 31, 2006, the Company had three stock-based compensation plans under which options have been granted. The Company's stock-based compensation plans are more fully described in Note L. On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123(R) ("FAS 123(R)"), "Share-Based Payment," amending Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and requiring that all share-based payments to employees be recognized in the financial statements at fair value.

Prior to January 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations, as permitted by FAS 123. Generally, no stock-based employee compensation cost was recognized in the consolidated statements of operations because options granted under those plans had an exercise price equal to the market value of the stock on the date of grant. Effective January 1, 2005, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

The following table presents the effects on net income and net income per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation for 2004.

In thousands, except per share amounts, for the year ended December 31, 2004

Net income, as reported	$401,236
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(354)

Pro forma net income	$400,882

Per share amounts:
Basic—as reported	$10.26
Basic—pro forma	$10.25
Diluted—as reported	$10.24
Diluted—pro forma	$10.23

NOTE C—ACQUISITIONS:

Maritrans Inc.

On November 28, 2006, the Company acquired Maritrans Inc. ("Maritrans"), a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull vessels serving the East Coast and U.S. Gulf Coast trades. The operating results of Maritrans have been included in the Company's financial statements commencing November 29, 2006. Maritrans' fleet consisted of 11 ATBs, one of which was in the process of being double hulled, five product carriers, two of which have been redeployed to transport grain, and three large ATBs

70 Overseas Shipholding Group, Inc.

under construction. Holders of Maritrans' common stock received $37.50 per share in cash for an aggregate consideration of approximately $450 million. Taking into account the assumption of Maritrans' outstanding debt, the total purchase price was approximately $506 million. OSG initially financed the acquisition through borrowings under existing credit facilities.

The following table summarizes the preliminary allocation of the purchase price to the fair value of Maritrans' assets and liabilities at the date of the acquisition (in thousands):

Assets:
Current assets, including receivables	$74,843
Vessels	452,656
Intangible assets subject to amortization	93,000
Goodwill	64,293
Other assets	1,598

Total assets acquired	686,390

Liabilities:
Current liabilities, including current installments of long-term debt	34,090
Long-term debt	51,427
Deferred federal income taxes and other liabilities	131,787

Total liabilities assumed	217,304

Net assets acquired (cash consideration)	$469,086

The Company's purchase price allocation is preliminary and will be finalized by September 30, 2007.

Stelmar Shipping Ltd.

On January 20, 2005, the Company acquired 100% of the common stock of Stelmar Shipping Ltd. ("Stelmar"), a leading provider of petroleum product and crude oil transportation services. The operating results of Stelmar have been included in the Company's financial statements commencing January 21, 2005. Holders of Stelmar's common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million. Taking into account the assumption of Stelmar's outstanding debt, the total purchase price was approximately $1.35 billion. The Company funded the acquisition of Stelmar and the refinancing of its debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004.

The following table summarizes the fair value of Stelmar's assets and liabilities at the date of the acquisition (in thousands):

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

2006 Annual Report 71

The following pro forma financial information reflects the results for 2005 and 2004, of the Stelmar acquisition as if it had occurred on January 1, 2004, after giving effect to purchase accounting adjustments:

In thousands, except per share amounts, for the year ended December 31,	2005	2004

Pro forma shipping revenues	$1,019,027	$1,071,337
Pro forma net income	$472,079	$453,805
Pro forma per share amounts:
Basic	$11.97	$11.60
Diluted	$11.95	$11.58

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2004.

NOTE D—BUSINESS AND SEGMENT REPORTING:

The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in both the international market and the U.S. Flag trades through the ownership and operation of a diversified fleet of bulk cargo vessels. The bulk shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Rates in each market segment are determined by a variety of factors affecting the supply and demand for vessels to move cargoes in the trades for which they are suited. Bulk vessels are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company charters its vessels to commercial shippers and U.S. and foreign governments and governmental agencies primarily on voyage charters and on time charters.

Following the acquisition of Stelmar, the Company revised its reportable segments. The Company now has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment information as of December 31, 2005 and 2004 and for the years then ended have been reclassified to conform to the current presentation. Segment results are evaluated based on income from vessel operations before general and administrative expenses and gain on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company's consolidated financial statements.

72 Overseas Shipholding Group, Inc.

Information about the Company's reportable segments as of and for the three years ended December 31, 2006 follows:

	International
In thousands	Crude Tankers	Product Carriers	Other	U.S.	Totals

2006
Shipping revenues	$691,601	$246,006	$19,307	$90,489	$1,047,403
Time charter equivalent revenues	684,029	215,311	18,338	75,139	992,817
Depreciation and amortization	74,887	40,966	4,426	21,661	141,940
Gain on disposal of vessels	41,204	—	—	(2,197)	39,007
Income from vessel operations	388,519	63,609	(25,674)	12,608	439,062
Equity in income of affiliated companies	14,975	—	689	6,810	22,474
Investments in affiliated companies at December 31, 2006	158,200	600	109,551	6,848	275,199
Total assets at December 31, 2006	1,655,600	713,594	111,103	712,743	3,193,040
Expenditures for vessels	48,867	974	—	5,952	55,793
Payments for drydockings	14,592	28,161	—	7,114	49,867
2005
Shipping revenues	677,759	209,626	21,061	91,857	1,000,303
Time charter equivalent revenues	668,819	185,832	25,902	81,109	961,662
Depreciation and amortization	93,975	35,440	3,582	19,314	152,311
Gain on disposal of vessels	22,939	12,508	—	7,458	42,905
Income from vessel operations	401,990	74,232	4,925	30,554	511,701
Equity in income of affiliated companies	36,010	—	(269)	8,066	43,807
Investments in affiliated companies at December 31, 2005	167,498	—	94,290	7,869	269,657
Total assets at December 31, 2005	1,896,059	715,259	95,527	89,042	2,795,887
Expenditures for vessels	2,142	175	—	2,849	5,166
Payments for drydockings	7,701	7,184	—	2,014	16,899
2004
Shipping revenues	656,004	44,872	25,998	83,961	810,835
Time charter equivalent revenues	652,678	38,126	25,014	73,763	789,581
Depreciation and amortization	71,875	7,796	2,055	18,362	100,088
Gain on disposal of vessels	26,330	27	(36)	2,901	29,222
Income from vessel operations	468,190	17,650	2,052	27,881	515,773
Equity in income of affiliated companies	38,487	—	15	7,097	45,599
Investments in affiliated companies at December 31, 2004	130,018	—	90,652	7,031	227,701
Total assets at December 31, 2004	1,596,321	65,222	92,209	110,515	1,864,267
Expenditures for vessels	16,172	255	—	43,012	59,439
Payments for drydockings	17,832	1,783	—	2,739	22,354

The three Handysize Product Carriers that were reflagged under the U.S. Flag in late 2005 have been included in the International Product Carriers segment since these vessels continue to trade primarily in the international market. The joint venture that is constructing four LNG Carriers is included in Other International along with two Capesize Dry Bulk Carriers.

2006 Annual Report 73

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2006	2005	2004

Time charter equivalent revenues	$992,817	$961,662	$789,581
Add: Voyage expenses	54,586	38,641	21,254

Shipping revenues	$1,047,403	$1,000,303	$810,835

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

Reconciliations of income from vessel operations of the segments to income before federal income taxes as reported in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2006	2005	2004

Total income from vessel operations of all segments	$439,062	$511,701	$515,773
General and administrative expenses	(99,525)	(79,667)	(51,993)
Gain on disposal of vessels	39,007	42,905	29,222

Consolidated income from vessel operations	378,544	474,939	493,002
Equity in income of affiliated companies	22,474	43,807	45,599
Other income	52,107	34,462	16,559
Interest expense	(68,652)	(89,489)	(74,146)

Income before federal income taxes	$384,473	$463,719	$481,014

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31,	2006	2005	2004

Total assets of all segments	$3,193,040	$2,795,887	$1,864,267
Corporate cash, cash equivalents and securities, including Capital Construction Fund	922,671	484,714	747,595
Other unallocated amounts	114,958	68,079	68,936

Consolidated total assets	$4,230,669	$3,348,680	$2,680,798

74 Overseas Shipholding Group, Inc.

Certain additional information about the Company's operations for the three years ended December 31, 2006 follows:

In thousands	Consolidated	International Flag	U.S. Flag

2006
Shipping revenues	$1,047,403	$956,914	$90,489
Total vessels, deferred drydock and other property at December 31, 2006	2,583,370	1,939,059	644,311
2005
Shipping revenues	1,000,303	908,446	91,857
Total vessels, deferred drydock and other property at December 31, 2005	2,344,553	2,144,261	200,292
2004
Shipping revenues	810,835	726,874	83,961
Total vessels, deferred drydock and other property at December 31, 2004	1,489,512	1,385,612	103,900

NOTE E—VESSELS AND OTHER PROPERTY:

Vessels and other property consist of the following:

In thousands at December 31,	2006	2005

Vessels, at cost	$2,659,685	$2,643,114
Construction in progress	192,035	—
Other property, at cost	41,530	29,254

	2,893,250	2,672,368
Accumulated depreciation and amortization	(391,404)	(383,887)

	$2,501,846	$2,288,481

As of December 31, 2006, the Company had remaining commitments of $528,658,000 on non-cancelable contracts for the construction, or rebuilding, of 11 vessels (four Aframaxes, two Handysize Product Carriers and five ATBs, including contracts for the double hulling of two existing ATBs) scheduled for delivery between February 2007 and May 2010.

The Company has entered into agreements to sell two of the above Aframax newbuildings upon each vessel's delivery from the shipyard, at prices that should approximate each vessel's delivered cost. These two newbuildings will then be chartered back for periods of ten and twelve years. One of such agreements provides the Company with certain purchase options.

NOTE F—EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method. As of December 31, 2006, the Company has a 44.5% interest in a company that owns seven International Flag vessels (three VLCCs and four Aframaxes) and a 49.9% interest in one joint venture that has four LNG Carriers under construction.

Alaska Tanker Company

In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company, LLC ("ATC") to manage the vessels carrying Alaskan crude oil for BP. ATC, which is owned 37.5% by OSG, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC. In the second quarter of 1999, the charters for five U.S. Flag Crude Tankers (all of which have subsequently been sold by the owner), which were previously time chartered to BP, were converted to bareboat charters to ATC, with guaranties from BP, to employ the vessels

2006 Annual Report 75

through their OPA 90 retirement dates. Revenue from the bareboat charters of these vessels to ATC was included in time and bareboat charter revenue. The Company accounts for its 37.5% interest in ATC according to the equity method.

Double Hull Tankers, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. ("DHT") in connection with DHT's initial public offering. In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT's initial public offering, and received net cash proceeds of $7,315,000. Such sale reduced the Company's interest in DHT to 44.5%. As of December 31, 2006, the carrying amount of the investment in DHT was $157,123,000 (market value—$216,161,000). OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel. The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such management agreements are cancelable by DHT upon 90 days notice.

OSG booked a gain on the sale and charter back of these vessels of $232,159,000 in the fourth quarter of 2005. The gain was deferred for accounting purposes and is being recognized as a reduction of time charter hire expense over the initial charter periods.

In January 2007, the Company sold 4,600,000 shares of common stock of DHT in a registered public offering. The Company expects to recognize a gain from the transaction of approximately $15 million in the first quarter of 2007. After completion of the sale, OSG's equity stake in DHT was reduced to approximately 29.2%.

VLCC Joint Ventures

In 2000, the Company acquired a 30% interest in a joint venture that purchased the Front Tobago, a 1993-built VLCC, for approximately $37 million, which immediately began participating in the Tankers International pool. The joint venture sold the Front Tobago in December 2005 and recognized a gain of $9,446,000.

In February 2004, the Company completed a transaction covering six joint-venture companies, each of which owned a VLCC. This transaction provided for an exchange of joint-venture interests and cash of approximately $2,300,000 paid by the Company resulting in the Company owning 100% of the Dundee, Sakura I and Tanabe, and the joint venture partner owning 100% of the Edinburgh, Ariake and Hakata. The results of the Dundee, Sakura I and Tanabe are included in the International Crude Tankers segment from the effective date of the transaction. In connection with the transaction, the Company advanced $34,447,000, representing its share of the amounts required to repay the combined bank debt of such joint ventures.

V-Plus Joint Venture

In April 2004, the Company formed a joint venture with a Tankers International pool partner to acquire four 442,000 dwt V-Pluses, three built in 2002 and one built in 2003, which were delivered in July 2004. OSG had a 49.9% interest in this joint venture. The total purchase price for these vessels of $448,000,000 was financed by the joint venture through a long-term bank loan of $290,000,000 and subordinated partner loans and capital contributions. On June 1, 2005, a subsidiary of OSG acquired its partner's 50.1% interest in this joint venture for cash of approximately $69,000,000, then sold two of the four V-Pluses to the former joint venture partner, recognizing a gain of $3,808,000, in exchange for cash of approximately $168,548,000, which is net of the repayment of subordinated partner loans. Accordingly, the results of the two remaining V-Pluses are included in the consolidated statements of operations from the effective date of the transaction.

Aframax Joint Venture

In May 2000, the Company invested $1,500,000 for a 50% interest in a joint venture that operated the Compass I, a 1992-built Aframax. In April 2005, this joint venture sold the Compass I and recognized a gain of $11,349,000.

76 Overseas Shipholding Group, Inc.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of December 31, 2006, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During 2006, the joint venture made $499,435,000 of progress payments. The aggregate unpaid costs of $227,016,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022. As of December 31, 2006, the joint venture has recorded an asset of $13,400,000 for the fair value of these swaps. The Company's share of such amount is included in accumulated other comprehensive income in the accompanying balance sheet.

A condensed summary of the combined assets and liabilities of the equity method investments follows:

In thousands at December 31,	2006	2005

Current assets	$98,214	$96,195
Vessels, net	1,028,935	523,045
Other assets	27,355	12,523

Total assets	$1,154,504	$631,763

Current liabilities	$49,055	$47,469
Long-term debt	800,644	281,403
Equity*	304,805	302,891

Total liabilities and equity	$1,154,504	$631,763

*
Includes undistributed earnings of $12,046 in 2005.

As of December 31, 2006, the joint ventures in which the Company participate had total bank debt outstanding of $800,644,000, all of which was non recourse to the Company. The Company's percentage interest in the equity method investments with bank debt ranged from 44.5% to 49.9%.

A condensed summary of the results of operations of the equity method investments follows:

In thousands for the year ended December 31,	2006	2005	2004

Time charter equivalent revenues	$246,546	$252,127	$271,387
Ship operating expenses	(178,154)	(167,443)	(162,257)
Gain on vessel disposals	—	20,795	—

Income from vessel operations	68,392	105,479	109,130
Other income	1,852	546	401
Interest expense*	(13,049)	(9,496)	(8,132)

Net income	$57,195	$96,529	$101,399

*
Includes interest on subordinated loans payable to joint venture partners of $2,725 (2005) and $3,427 (2004) and is net of amounts capitalized in connection with vessel construction of $17,759 (2006) and $1,217 (2005). The Company's share of interest on such subordinated loans was eliminated in recording the results of the joint ventures by the equity method.

2006 Annual Report 77

NOTE G—CAPITAL CONSTRUCTION FUND:

The balance of the Capital Construction Fund at December 31, 2006 was all held in cash and cash equivalents. Certain information concerning the Company's marketable securities as of December 31, 2005, all of which were accounted for as available-for-sale securities, follows:

		Gross unrealized
				Approximate market value and carrying amount
In thousands	Cost	Gains	Losses

Capital Construction Fund:
U.S. Treasury securities and obligations of U.S. government agencies	$28,602	$724	$37	$29,289
Mortgage-backed securities	40,973	93	171	40,895
Other debt securities	55,423	262	357	55,328

Total debt securities	124,998	1,079	565	125,512
Equity securities	60,873	27,595	990	87,478
Mutual funds	91,598	1,061	3,196	89,463
Cash and cash equivalents	2,004	—	—	2,004
Accrued payables, net—principally unsettled purchases	(8,331)	—	—	(8,331)

Total Capital Construction Fund	$271,142	$29,735	$4,751	$296,126

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

The estimated fair values of the Company's financial instruments, other than derivatives, follow:

In thousands at December 31,	Carrying amount 2006	Fair value 2006	Carrying amount 2005	Fair value 2005

Financial assets (liabilities)
Cash and cash equivalents	$606,758	$606,758	$188,588	$188,588
Capital Construction Fund	315,913	315,913	296,126	296,126
Debt, including capital lease obligations	(1,342,023)	(1,357,066)	(992,689)	(1,010,696)

Forward Freight Agreements

The Company enters into tanker Forward Freight Agreements ("FFAs") and related FFA options with an objective to utilize them as both economic hedging instruments that are highly effective in reducing its exposure to changes in the

78 Overseas Shipholding Group, Inc.

spot market rates earned by some of its vessels in the normal course of its shipping business or for trading purposes to take advantage of short term fluctuations in the market.

Certain FFAs qualified as cash flow hedges for accounting purposes at December 31, 2006 with the change in fair value of the effective portions being recorded in accumulated other comprehensive income as a loss amounting to $1,562,000. All qualifying hedges together with FFAs that do not qualify for hedge accounting are shown at fair value in the balance sheet.

As of December 31, 2006 and 2005, the Company recorded an asset of $1,877,000 and a liability of $121,000, respectively, related to the fair values of all of these agreements representing positions that extend to December 2009. For the years ended December 31, 2006 and 2005, OSG recognized a loss of $2,559,000 in 2006 and a gain of $391,000 in 2005 from transactions involving FFAs and related FFA options.

Interest Rate Swaps

As of December 31, 2006, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $65,977,000, pursuant to which it pays fixed rates ranging from 4.7% to 5.4% and receives floating rates based on the London interbank offered rate ("LIBOR") (approximately 5.4% at December 31, 2006). These agreements contain no leverage features and have various final maturity dates ranging from December 2008 to August 2014. As of December 31, 2006, the Company has recorded a liability of $106,000 related to the fair values of these swaps.

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

NOTE I—ACCOUNTS PAYABLE, SUNDRY LIABILITIES AND ACCRUED EXPENSES:

Accounts payable, sundry liabilities and accrued expenses follows:

In thousands at December 31,	2006	2005

Accounts payable	$17,549	$1,429
Payroll and benefits	25,182	15,456
Interest	11,487	17,244
Due to owners on chartered in vessels	11,779	13,258
Accrued drydock and repair costs	19,362	6,051
Termination of vessel purchase options and amounts held in escrow	16,078	7,963
Reserve for settlement of Department of Justice investigation	37,000	10,000
Charter revenues received in advance	14,926	13,710
Acquisition costs—Maritrans	3,308	—
Insurance	1,040	1,460
Other	34,789	18,602

	$192,500	$105,173

2006 Annual Report 79

NOTE J—DEBT:

Debt consists of the following:

In thousands at December 31,	2006	2005

Unsecured revolving credit facilities	$466,000	$199,000
7.50% notes due 2024	150,000	150,000
8.75% debentures due 2013, net of unamortized discount of $87 and $108	78,188	84,867
8.25% notes due 2013	176,115	200,000
Floating rate secured term loans, due through 2018	336,897	268,902
Fixed rate secured term loans, due through 2014	93,279	40,909

	1,300,479	943,678
Less current portion	27,426	20,066

Long-term portion	$1,273,053	$923,612

The weighted average effective interest rate for debt outstanding at December 31, 2006 and 2005 was 6.6%. Such rate takes into consideration related interest rate swaps.

In January 2005, the Company concluded two debt agreements aggregating $675,000,000. The proceeds from these borrowings were used to fund the acquisition of Stelmar and refinance its debt. One of the agreements was a $500,000,000 seven-year unsecured revolving credit agreement. Borrowings under this facility bore interest at a rate based on LIBOR. The terms, conditions and financial covenants contained therein were comparable to those contained in the Company's then existing long-term facilities. The other agreement was a $175,000,000 term loan secured by five Handysize Product Carriers.

In July 2005, the Company repaid the outstanding balance, $87,000,000, of a term loan secured by two of its VLCCs, with funds obtained under its long-term unsecured revolving credit facilities.

The Company entered into a $1.8 billion seven-year unsecured revolving credit agreement in 2006 with a group of banks (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million). Borrowings under this facility bear interest at a rate based on LIBOR. The terms, conditions and financial covenants contained therein are generally more favorable than those contained in the Company's then existing long-term facilities. In March 2006, in connection with entering into this credit agreement, the Company terminated all of its unsecured revolving credit facilities (long-term of $1,285,000,000 and short-term of $45,000,000) that existed prior thereto.

In 2006, the Company amended floating rate secured term loans covering ten vessels. The amendments provided additional borrowings of approximately $84,000,000, removed the encumbrance on one of the vessels, reduced the applicable interest rates and extended the maturity dates of certain of the loans.

In 2006, the Company repurchased principal amounts of $23,885,000 of its 8.25% notes and $6,700,000 of its 8.75% debentures that are due in 2013. Accordingly, the Company recognized a loss of $1,511,000 on the repurchased debt.

At December 31, 2006, the Company had unused long-term unsecured credit availability of $1,238,000,000, which reflects $95,600,000 of letters of credit issued principally in connection with the construction of four Aframaxes.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of December 31, 2006, approximately 17.5% of the net book value of the Company's vessels is pledged as collateral under certain debt agreements.

80 Overseas Shipholding Group, Inc.

The aggregate annual principal payments required to be made on debt are as follows:

In thousands at December 31, 2006

2007	$27,426
2008	27,669
2009	26,231
2010	26,414
2011	26,609
Thereafter	1,166,130

$1,300,479

Interest paid, excluding capitalized interest, amounted to $74,409,000 in 2006, $88,363,000 in 2005 and $70,539,000 in 2004.

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

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG's foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company's foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2006 and 2005 and no provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2006. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of December 31, 2006, because the Company intends to indefinitely reinvest such earnings ($80,000,000 at December 31, 2006). The unrecognized deferred U.S. income taxes attributable thereto approximated $27,900,000.

In September 2006, the Company made an election under the Jobs Creation Act, effective for years commencing with 2005, to have its qualifying U.S. Flag operations taxed under a new tonnage tax regime rather than under the usual U.S. corporate income tax regime. As a result of that election, OSG's taxable income for U.S. income tax purposes with respect to the eligible U.S. Flag vessels will not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports). In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded a reduction in its deferred tax provision of $3,500,000 in 2006 relating to the write off of deferred tax liabilities that will no longer reverse as a result of the election of the tonnage tax regime.

As of December 31, 2004, the Company had accumulated $77,423,000 of net deferred tax liabilities attributable to expected future U.S. income taxes on the shipping income of its foreign shipping subsidiaries. Because of the enactment of the Jobs Creation Act and because foreign shipping income will be permanently reinvested, the Company no longer expected that these deferred tax liabilities would be paid. Accordingly, the Company reduced its deferred tax liabilities by $77,423,000 with a corresponding reduction in income tax expense in the fourth quarter of 2004.

2006 Annual Report 81

As of December 31, 2006, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $1,600,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $560,000,000.

As discussed above, earnings of OSG's foreign shipping subsidiaries from January 1, 1987 through December 31, 2004, were subject to U.S. income taxes and, therefore, may be distributed to the U.S. parent without further tax. As of December 31, 2006, the Company had accumulated in excess of $690,000,000 of undistributed previously taxed earnings that can be repatriated without incurring any additional U.S. income taxes.

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

The significant components of the Company's deferred tax liabilities and assets follow:

In thousands at December 31,	2006	2005

Deferred tax liabilities:
Excess of book over tax basis of depreciable or amortizable assets—net	$130,728	$14,756
Tax benefits related to the Capital Construction Fund	99,393	93,215
Costs capitalized and amortized for book, expensed for tax	4,145	3,923
Other—net	2,320	1,824

Total deferred tax liabilities	236,586	113,718

Deferred tax assets:
Other comprehensive income	2,317	463

Total deferred tax assets	2,317	463

Net deferred tax liabilities	234,269	113,255
Current portion of net deferred tax liabilities	—	—

Long-term portion of net deferred tax liabilities	$234,269	$113,255

During 2002, the Company established a valuation allowance of $3,640,000 against the deferred tax asset resulting from the write-down of certain marketable securities. The valuation allowance was established because the Company could not be certain that the full amount of the deferred tax asset would be realized through the generation of capital gains in the future. During 2004, the Company reduced the valuation allowance by $934,000 reflecting capital gains recognized in 2004. The reduction in the valuation allowance was recorded as a reduction in the provision for federal income taxes in the accompanying consolidated statement of operations for the year ended December 31, 2004.

The components of income before federal income taxes follow:

In thousands for the year ended December 31,	2006	2005	2004

Foreign	$403,504	$452,888	$505,860
Domestic	(19,031)	10,831	(24,846)

	$384,473	$463,719	$481,014

Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

82 Overseas Shipholding Group, Inc.

The components of the provision/(credits) for federal income taxes follow:

In thousands for the year ended December 31,	2006	2005	2004

Current	$(17,889)	$(1,785)	$133,397
Deferred	9,702	675	(53,619	)*

	$(8,187)	$(1,110)	$79,778

*
Reflects a $77,423 reduction in deferred tax liabilities recorded on enactment of the Jobs Creation Act.

Actual income taxes paid amounted to $94,510,000 in 2005 (of which $91,100,000 related to 2004) and $55,214,000 in 2004 (of which $11,040,000 related to 2003).

Reconciliations of the actual federal income tax rate attributable to pretax income and the U.S. statutory income tax rate follow:

For the year ended December 31,	2006	2005	2004

Actual federal income tax provision/(credit) rate	(5.7%)	(0.3%)	16.6%
Adjustments due to:
Dividends received deduction	0.2%	—	—
Income not subject to U.S. income taxes	36.0%	35.0%	2.1%
Other	1.7%	0.3%	—
Reversal of deferred tax liabilities	2.8%	—	16.1%
Valuation allowance	—	—	0.2%

U.S. statutory income tax provision rate	35.0%	35.0%	35.0%

NOTE L—CAPITAL STOCK AND STOCK COMPENSATION:

In June 2006, the Company's Board of Directors authorized the repurchase of up to $300,000,000 worth of the Company's common stock, from time-to-time. Such purchases will be made at the Company's discretion and take into account such factors as price and prevailing market conditions. As of December 31, 2006, the Company had repurchased 313,500 shares of its common stock under this program.

In 2006 and 2005, the Company granted a total of 11,000 and 10,000 restricted stock units, respectively, to certain of its non-employee directors. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director's termination of service as a board member. The restricted stock units vest upon the earlier of the first anniversary of the date of grant or the next annual meeting of the stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company's common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company's common stock on the payment date, which restricted units vest immediately on the payment date for the dividend. At the date of the awards in 2006 and 2005, the fair market value of the Company's stock was $58.32 and $59.69 per share, respectively. Compensation expense is recognized over one year, using the straight-line method. Compensation expense as a result of these grants was $588,000 and $337,000 in 2006 and 2005, respectively.

In 2006 and 2005, the Company awarded a total of 83,411 and 45,758 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs ratably over a four-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during 2006 and 2005 was $49.04 and $53.61 per share, respectively.

In January 2004, the Company awarded 50,000 shares of restricted common stock at no cost to its new chief executive officer. At the date of the award, the fair market value of the Company's common stock was $35.70 per share. In

2006 Annual Report 83

addition, the Company granted the new chief executive officer stock options to purchase 100,000 shares of common stock at an exercise price of $35.70 per share (the market price at the date of the grant). Options granted vest and become exercisable over a three-year period and expire ten years from the date of the grant.

Compensation expense is recognized over the vesting period of four years, using the straight-line method. Compensation expense as a result of these restricted stock grants was $1,783,000 in 2006, $895,000 in 2005 and $425,000 in 2004.

Activity with respect to restricted common stock and restricted stock units is summarized as follows:

Nonvested Shares Outstanding at December 31, 2003	—
Granted	50,000
Vested	—
Forfeited	—

Nonvested Shares Outstanding at December 31, 2004	50,000
Granted	55,758
Vested ($35.70 to $52.40 per share)	(13,717)
Forfeited	(1,992)

Nonvested Shares Outstanding at December 31, 2005	90,049
Granted	94,411
Vested ($35.70 to $62.32 per share)	(34,082)
Forfeited	(2,343)

Nonvested Shares Outstanding at December 31, 2006	148,035

In January 2004, pursuant to a Form S-3 shelf registration filed on January 13, 2004, the Company sold 3,200,000 shares of its common stock at a price of $36.13 per share, after underwriting discounts and commissions of $0.47 per share, thereby generating proceeds of $115,513,000, after deducting expenses.

In April 2004, the Board of Directors approved the 2004 Stock Incentive Plan (the "2004 Plan") subject to approval by the shareholders, which approval was received in June of that year. The 2004 Plan enables the Company to grant stock-based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors. Options covering 212,220 shares are outstanding with exercise prices ranging from $48.58 to $62.32 per share (the market prices at dates of grant). A total of 2,174,773 shares of the Company's stock may be issued or used as the basis for awards under the 2004 Plan as of December 31, 2006. No further stock options may be granted under the Company's 1998 stock option plan and the 1999 non-employee director stock option plan.

Options covering 117,247 shares are outstanding under the 1998 stock option plan with exercise prices ranging from $13.81 to $35.70 per share (the market prices at dates of grant). Options granted under the 1998 stock option plan vest and become exercisable over a three-year period and expire ten years from the date of grant.

Options covering 70,500 shares are outstanding under the 1999 non-employee director stock option plan with exercise prices ranging from $13.31 to $44.47 per share (the market prices at dates of grant). The plan provided for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vest and become exercisable over a three-year period; annual options vest and become exercisable one year from the date of the grant. All options expire ten years from the date of grant.

84 Overseas Shipholding Group, Inc.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2003	316,130
Granted	116,500
Forfeited	—
Exercised ($13.31 to $29.67 per share)	(239,049)

Options Outstanding at December 31, 2004	193,581
Granted	61,896
Forfeited	(520)
Exercised ($13.31 to $13.81 per share)	(1,500)

Options Outstanding at December 31, 2005	253,457
Granted	154,688
Forfeited	(3,844)
Exercised ($13.81 to $16.00 per share)	(4,334)

Options Outstanding at December 31, 2006	399,967

Options Exercisable at December 31, 2006	171,368

The weighted average remaining contractual life of the outstanding stock options at December 31, 2006 was 4.2 years. The range of exercise prices of the stock options outstanding at December 31, 2006 was $13.81 to $62.32 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2006 and 2005 were $41.14 and $36.04 per share, respectively. The aggregate intrinsic values of the options outstanding and exercisable at December 31, 2006 were $6,154,000 and $4,204,000, respectively.

Effective from January 1, 2005 the Company follows FAS 123(R) and related Interpretations in accounting for its stock options. Prior to January 1, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB 25 and related Interpretations. The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2006, 2005 and 2004: risk free interest rates of 4.6%, 4.3% and 3.9%, dividend yields of 1.5%, 1.3% and 1.9%, expected stock price volatility factors of .36, .36 and .39, and expected lives of 6.0 years. The weighted average grant-date fair values of options granted in 2006, 2005 and 2004 were $18.04, $20.42 and $13.25, respectively. The total intrinsic value of options exercised amounted to $150,000 in 2006, $73,000 in 2005, and $4,595,000 in 2004.

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

As of December 31, 2006, there was $6,801,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

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

2006 Annual Report 85

NOTE M—ACCUMULATED OTHER COMPREHENSIVE INCOME:

The components of accumulated other comprehensive income, net of related taxes, in the consolidated balance sheets follow:

In thousands at December 31,	2006	2005

Unrealized gains on available-for-sale securities	$—	$16,238
Unrealized gains/(losses) on derivative instruments	5,252	(1,435)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(3,748)	(2,859)

	$1,504	$11,944

At December 31, 2006, the Company expects that it will reclassify $1,474,000 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months related to the effective portions of qualifying FFA transactions that will affect earnings for 2007 and due to the payment of variable rate interest associated with floating rate debt.

The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

In thousands for the year ended December 31,	2006	2005

Reclassification adjustments for amounts included in net income, net:
Interest expense	$373	$5,357
Change in unrealized impact of derivative instruments	6,314	995

	$6,687	$6,352

The income tax expense/(benefit) allocated to each component of other comprehensive income follows:

In thousands for the year ended December 31,	2006	2005	2004

Unrealized gains on available-for-sale securities	$3,761	$7,295	$4,617
Unrealized losses on derivative instruments	(472)	2,354	(1,133)
Minimum pension liability	16	2,066	(759)
Reclassification adjustments included in net income:
Write-down of marketable securities	—	—	934
Gains on sale of securities	(12,505)	(6,041)	(1,601)
Losses on derivative instruments	201	1,563	5,682

	$(8,999)	$7,237	$7,740

86 Overseas Shipholding Group, Inc.

NOTE N—LEASES:

1.
Charters-in:

As of December 31, 2006, the Company had commitments to charter-in 66 vessels. Sixty-three of such charter-ins are accounted for as operating leases, of which 31 are bareboat charters and 32 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

Dollars in thousands at December 31, 2006	Amount	Operating Days

2007	$64,292	7,073
2008	90,663	7,825
2009	99,937	6,337
2010	108,379	5,328
2011	100,759	4,759
Thereafter	349,374	17,016

Net minimum lease payments	$813,404	48,338

Time Charters-in:

Dollars in thousands at December 31, 2006	Amount	Operating Days

2007	$167,708	6,986
2008	174,854	7,523
2009	175,415	7,752
2010	170,618	7,624
2011	138,596	6,385
Thereafter	326,157	19,131

Net minimum lease payments	$1,153,348	55,401

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under three bareboat charters-in that are classified as capital leases are as follows:

In thousands at December 31, 2006

2007	$11,074
2008	11,888
2009	10,808
2010	9,692
2011	8,102

Net minimum lease payments	51,564
Less amount representing interest	(10,020)

Present value of net minimum lease payments	$41,544

In September 2006, the Company sold and chartered back one VLCC (Overseas Crown), whose time charter is classified as an operating lease. The gain on the transaction of approximately $29,161,000 was deferred and is being amortized over the seven-year term of the lease as a reduction of charter hire expenses. The lease provides the Company with a renewal option and for profit sharing with the owner when rates exceed the base rate defined in the agreement.

2006 Annual Report 87

During 2006, the Company entered into agreements to charter in eight newbuild Handysize Product Carriers for periods ranging from seven to ten years. These newbuilds are scheduled for delivery to the Company between 2008 and 2010. In addition, the Company entered into charter-in arrangements in conjunction with other pool members covering four vessels, a 30% participation interest in three-year time charters of two 2003-built Aframaxes and a 50% participation interest in five-year time charters of two 1996-built VLCCs. The charters for all twelve vessels are, or will be, classified as operating leases. Eight of the charters provide for profit sharing with the owners of the vessels when TCE rates exceed the base rates in the charters. Certain of these charters also provide the Company with renewal and purchase options.

In November 2004, the Company entered into sale-leaseback agreements, which closed in January 2005, for four of its Handysize Product Carriers, which bareboat charters are classified as operating leases. The aggregate gain on the transaction of approximately $9,900,000, is being amortized over the term of each lease, ranging from 42 to 48 months, as a reduction of charter hire expenses. The lease agreements contain no renewal or purchase options.

In June 2005, OSG signed agreements for the bareboat charters of ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. ("APSI"). Following construction, APSI will sell the vessels to leasing subsidiaries of American Shipping Corporation ("ASC"), an affiliate of APSI, which will bareboat charter the vessels to subsidiaries of OSG for initial terms of five and seven years, with OSG having extension options for the life of the vessels. The bareboat charterers of the vessels will, in turn, time charter the vessels to an entity owned jointly by a subsidiary of OSG and an affiliate of ASC. The vessels are scheduled to be delivered between 2007 and 2010. The bareboat charters will commence upon delivery of the vessels.

In July 2005, two Panamaxes (Overseas Polys and Overseas Cleliamar) were sold and chartered back for terms of 50 months. The bareboat charters are classified as operating leases.

In October 2005, OSG signed an agreement to time charter-in four newbuild Handysize Product Carriers, each for a period of ten years. Two of such vessels delivered to the Company during 2006 and the remaining two are each scheduled for delivery in 2007.

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

•
a 15% participation interest in the two-year time charter of a 1995-built VLCC, which redelivered in 2006;

•
a 50% participation interest in the five-year time charters of two 1998-built Aframaxes; and

•
a 75% participation interest in the one-year time charter of a 2003-built Aframax.

All but one of the above vessels are commercially managed by pools in which the Company participates.

The total rental expense for charters accounted for as operating leases amounted to $174,817,000 in 2006, $120,301,000 in 2005 and $66,799,000 in 2004.

88 Overseas Shipholding Group, Inc.

2.
Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at December 31, 2006	Amount	Revenue Days

2007	$308,390	13,159
2008	199,047	8,150
2009	161,552	5,211
2010	168,092	3,862
2011	158,992	3,632
Thereafter	167,408	3,655

Net minimum lease payments	$1,163,481	37,669

Future minimum revenues do not include the Company's share of time charters entered into by the pools in which it participates. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Charters on two vessels provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values. As of December 31, 2006, the charterer has exercised its purchase option for one of the two vessels.

3.
Office space:

The future minimum commitments under lease obligations for office space are as follows:

In thousands at December 31, 2006

2007	$4,570
2008	4,605
2009	4,641
2010	4,586
2011	4,145
Thereafter	31,849

Net minimum lease payments	$54,396

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $4,511,000 in 2006, $4,823,000 in 2005 and $1,569,000 in 2004.

NOTE O—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

The Company was the sponsor of a noncontributory defined benefit pension plan covering substantially all of its domestic shore-based employees hired prior to January 1, 2005. Retirement benefits were based primarily on years of service and compensation earned during the last years of employment. The Company's policy was to fund pension costs as accrued, but not in excess of amounts allowable under income tax regulations. The Company also had an unfunded, nonqualified supplemental pension plan covering certain employees, that provided for additional benefits, primarily those benefits that would otherwise have been payable to such employees under the Company's pension plan in the absence of limitations imposed by income tax regulations.

In October 2005, the Company's Board of Directors approved the termination, effective December 31, 2005, of (i) the qualified defined benefit pension plan covering its domestic shore-based employees, and (ii) the unfunded, nonqualified supplemental defined benefit pension plan with respect to members in active service. Concurrently, the Company

2006 Annual Report 89

amended its existing 401(k) employee savings plan and adopted an unfunded, nonqualified supplemental defined contribution plan to provide for increased levels of employer contributions, or hypothetical contributions with respect to the unqualified plan, commencing in 2006. In connection with the termination of these defined benefit plans, the Company recorded charges to earnings of $4,706,000 in the fourth quarter of 2005 and $4,228,000, in the fourth quarter of 2006 at the time of the final settlement of the obligations under the above defined benefits plans in accordance with the provisions of Statement of Financial Accounting Standards No. 88, "Employers Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("FAS 88").

In connection with the acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. ("the Maritrans Plan"). As of December 31, 2006, the Company has frozen the benefits under the Maritrans Plan and expects to terminate the Maritrans Plan in late 2007 or early 2008. At December 31, 2006, the Maritrans Plan is the only domestic defined benefit pension plan in existence.

The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired as, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors retirement benefits are provided through contributions to an industry-wide, multi-employer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multi-employer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS 158. FAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and other postretirement benefit plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of Statement of Financial Accounting Standards No. 87 ("FAS 87"), "Employers' Accounting for Pensions," all of which were previously netted against the plan's funded status in the Company's balance sheet pursuant to the provisions of FAS 87. These amounts will be subsequently recognized as net periodic cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will subsequently be recognized as a component of net periodic cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

The incremental effects of adopting the provisions of FAS 158 on the Company's balance sheet at December 31, 2006 are presented in the following table. The adoption of FAS 158 had no effect on the Company's consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company's operating results in future periods. Had the Company not been required to adopt FAS 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of FAS 87. The effect of recognizing

90 Overseas Shipholding Group, Inc.

the additional minimum liability is included in table below in the column labeled "Prior to Adopting FAS 158" (in thousands).

	Prior to Adopting FAS 158	Effect of Adopting FAS 158	As Reported

Other assets	$56,565	$(2,803)	$53,762
Deferred federal income taxes and other liabilities	272,069	(1,993)	270,076
Accumulated other comprehensive income	2,314	(810)	1,504

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic cost: unrecognized transition obligation of $1,889,000 ($1,316,000 net of tax), unrecognized prior service costs of $357,000 ($323,000 net of tax) and unrecognized actuarial losses $3,102,000 ($2,109,000 net of tax). The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ended December 31, 2007 is $197,000 ($137,000 net of tax), $87,000 ($49,000 net of tax), and $134,000 ($98,000 net of tax), respectively.

Information with respect to the domestic plans, which for the Maritrans Plan covers the period from the date of acquisition through December 31, 2006, for which the Company uses a December 31 measurement date, follow:

	Pension benefits		Other benefits
In thousands	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$17,308	$37,184	$3,172	$4,670
Benefit obligation of Maritrans Plan at acquisition	39,675	—	—	—
Cost of benefits earned (service cost)	—	1,631	89	85
Interest cost on benefit obligation	878	2,114	197	214
Amendments	—	—	—	(999)
Actuarial losses/(gains)	(19)	2,698	(246)	(563)
Benefits paid	(16,120)	(2,594)	(144)	(235)
Terminations, curtailments, settlements and other similar events	(698)	(23,996)	—	—

Benefit obligation at year end	41,024	17,037	3,068	3,172

Change in plan assets:
Fair value of plan assets at beginning of year	20,889	29,954	—	—
Fair value of Maritrans Plan assets at acquisition	31,151	—	—	—
Actual return on plan assets	(1,032)	6,077	—	—
Benefits paid	(2,304)	(15,142)	—	—
Settlements	(13,740)	—	—	—
Transfer to savings plan	(3,804)	—	—	—

Fair value of plan assets at year end	31,160	20,889	—	—

Funded status at December 31 (unfunded)	$(9,864)	$3,852	$(3,068)	$(3,172)

2006 Annual Report 91

The net asset/(liability) recognized in the balance sheet as of December 31, 2005 consists of the following:

	Pension benefits	Other benefits

Prepaid benefit costs	$7,154	$—
Accrued benefit costs	(812)	(4,299)
Accumulated other comprehensive income	(535)	—

Net asset/(liability) recognized	$5,807	$(4,299)

Pension benefits for 2005, in the above table, have been reduced by $2,490,000 and other benefits for 2005, in the above table, have been increased by $1,127,000, attributable to items not yet recognized as a component of net periodic benefit cost.

The accumulated benefit obligation for the Company's defined benefit pension plans described above was $41,024,000 and $17,037,000 at December 31, 2006 and 2005, respectively.

Information for domestic pension plans with accumulated benefit obligations in excess of plan assets, which, for 2005 consisted only of its nonqualified supplemental pension plan follows:

In thousands at December 31,	2006	2005

Projected benefit obligation	$41,024	$1,347
Accumulated benefit obligation	41,024	1,347
Fair value of plan assets	31,160	—

	Pension benefits			Other benefits
In thousands for the year ended December 31,	2006	2005	2004	2006	2005	2004

Components of expense:
Cost of benefits earned	$—	$1,631	$1,479	$89	$85	$81
Interest cost on benefit obligation	878	2,114	2,015	197	214	294
Expected return on plan assets	(1,687)	(2,485)	(2,205)	—	—	—
Amortization of prior-service costs	—	158	1,072	(242)	(242)	(154)
Amortization of transition obligation	—	—	—	20	20	20
Recognized net actuarial loss	24	236	219	8	41	43

Net periodic benefit cost	(785)	1,654	2,580	72	118	284
Loss on terminations, curtailments, settlements and other similar events	4,228	6,901	4,077	—	—	—

Net periodic benefit cost after terminations, curtailments, settlements and other similar events	$3,443	$8,555	$6,657	$72	$118	$284

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits				Other benefits
At December 31,	2006		2005		2006	2005

Discount rate	5.2	%*	4.7	%*	6.4%	6.4%
Rate of future compensation increases	—		3.9%		—	—

*
Applicable to members of the qualified pension plans in active service in both years. The rate applicable to former employees for 2005 was 6.4%.

92 Overseas Shipholding Group, Inc.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2006*	2005	2004	2006	2005		2004

Discount rate	5.75%	6.2%	6.7%	6.4%	6.2	% 6.7%
Expected (long-term) return on plan assets	6.75%	8.75%	8.75%	—	—		—
Rate of future compensation increases	5.0%	3.9%	3.9%	—	—		—

*
the Maritrans Plan.

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 11% for 2007, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands	1% increase	1% decrease

Effect on total of service and interest cost components in 2006	$34	$(27)
Effect on postretirement benefit obligation as of December 31, 2006	$226	$(191)

Expected benefit payments are as follows:

In thousands	Pension benefits*	Other benefits

2007	$1,783	$173
2008	1,936	180
2009	2,082	186
2010	2,127	191
2011	2,195	193
Years 2012—2016	12,268	1,095

	$22,391	$2,018

*
Reflects payments under the Maritrans Plan. If this plan is terminated in 2007, such payments will be made in 2007 and 2008.

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The Company's pension plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category, follow:

	2006	2005

Asset category:
Equity securities	62%	85%
Debt securities	29%	14%
Cash and cash equivalents	9%	1%

	100%	100%

The Maritrans Plan utilizes a strategic asset allocation investment strategy that maintains a targeted allocation of 65% equity and 35% fixed income. The allocation is rebalanced periodically after considering anticipated benefit payments.

There was no required contribution to the Maritrans Plan for the 2006 plan year.

2006 Annual Report 93

The Company also has a 401(k) employee savings plan covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plan. All contributions to the plan are at the discretion of the Company.

Certain subsidiaries make contributions to jointly managed (Company and union) multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 2006. Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2006.

NOTE P—VESSEL SALES:

During 2006, the Company sold three International Flag vessels (one VLCC and two Aframaxes). In addition, the Company sold and chartered back one International Flag VLCC.

During 2005, the Company sold six International Flag vessels (two V-Pluses, two Panamax Product Carriers, one Aframax and one Suezmax) and three U.S. Flag Crude Tankers. In addition, the Company sold and chartered back 13 International Flag vessels in 2005 (three VLCCs, four Aframaxes, two Panamaxes and four Handysize Product Carriers).

During 2004 the Company sold two International Flag VLCCs and one U.S. Flag Crude Tanker.

NOTE Q—OTHER INCOME:

Other income consists of:

In thousands for the year ended December 31,	2006	2005	2004

Investment income:
Interest	$22,886	$11,221	$9,686
Dividends	1,503	3,255	928
Gains on sale of securities and other investments (based on first-in, first-out method)	35,136	23,186	7,204

	59,525	37,662	17,818
Loss on repurchases of debt	(1,511)	—	—
Loss on derivative transactions	(2,157)	(1,336)	(340)
Miscellaneous—net	(3,750)	(1,864)	(919)

	$52,107	$34,462	$16,559

Gains on sale of securities and other investments are net of losses of $6,769,000 (2006), $2,102,000 (2005) and $2,674,000 (2004).

NOTE R—AGREEMENTS WITH EXECUTIVE OFFICERS:

The Company entered into an agreement dated June 23, 2003 in connection with the retirement, effective December 31, 2003, of the Company's former chief executive officer. The agreement provided, among other matters, for the payment of the former chief executive officer's unfunded, nonqualified pension plan obligation in January 2004, at which time the Company recognized, as a charge to earnings, a settlement loss of $4,077,000 in accordance with the provisions of FAS 88.

OSG had severance protection agreements with four executive officers, which provided that if the named executive was terminated (other than for "cause," as defined, or becoming "disabled") in or prior to July 2005, such executive would continue to receive base salary and other benefits for a period of two years after the date of such termination. The Company entered into an agreement dated January 31, 2005 with one of its senior officers in connection with his retirement, effective January 31, 2005. The agreement provided for payments aggregating approximately $1,150,000 to

94 Overseas Shipholding Group, Inc.

be made to such senior officer in accordance with his severance protection agreement. Accordingly, the Company recognized this expense in the first quarter of 2005. The severance protection agreement also provided for the payment of the senior officer's unfunded, nonqualified pension plan obligation in the first quarter of 2005. At the time such payment of approximately $3,098,000 was made, the Company recognized, as a charge to earnings, a settlement loss of $1,318,000.

The Company entered into an agreement effective August 30, 2005 with one of its senior officers in connection with his early retirement. The agreement provided for payments aggregating approximately $850,000 to be made to such senior officer. Accordingly, the Company recognized an expense of $850,000 in the third quarter of 2005. The agreement also provided for the payment of the senior officer's unfunded, nonqualified pension plan obligation in the fourth quarter of 2005. At the time such payment of approximately $2,401,000 was made, the Company recognized as a charge to earnings, a settlement loss of $877,000.

The Company entered into an agreement dated September 24, 2006 with one of its senior officers that was effective upon the commencement of his employment in November 2006. The agreement provided, among other matters, for the grant of options and restricted stock with an aggregate value of $500,000.

NOTE S—LEGAL MATTERS:

On December 19, 2006, the Company and the U.S. Department of Justice reached a comprehensive settlement regarding violations concerning the Company's handling of waste oils and maintenance of books and records relating thereto stemming from an investigation that began in 2003. Pursuant to the settlement agreement, the Company has agreed to plead guilty to a total of 33 counts. One count concerns the improper discharge of oil in 2002. The remaining counts concern record-keeping violations, including making false statements, obstruction and conspiracy related to such record-keeping violations. The Company also agreed to pay a fine in the amount of $27.8 million and pay $9.2 million to designated environmental community service programs, all of which has been reserved in the Company's financial statements. In addition, as a result of the settlement with the U.S. Department of Justice, the Company agreed to an environmental compliance program, which is substantially the same as the Company's existing environmental management programs, which the Company must follow for a three year period beginning on the date of sentencing by the federal court in the District of Massachusetts. The settlement agreement is subject to acceptance by the federal courts in the District of Massachusetts and the Eastern District of Texas, both of which are scheduled for March 2007.

The Company incurred costs of approximately $10,145,000 in 2006, $5,021,000 in 2005 and $1,759,000 in 2004 in connection with the above investigation. Such costs have been included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE T—SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

In 2005, the Company acquired in partner's interest in one joint venture in exchange for cash of $69,047,000, as follows:

Fair value of assets received	$168,029,000
Cost of investment in joint venture	(98,982,000)

Cash paid	$69,047,000

In 2004, the Company exchanged its interest in three joint ventures for its partner's interest in three other joint ventures. In conjunction with the exchange, the Company paid cash of $2,292,000 to its partner, as follows:

Fair value of assets received	$199,906,000
Cost of investments in joint ventures	(197,614,000)

Cash paid	$2,292,000

2006 Annual Report 95

NOTE U—2006 AND 2005 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Results of Operations for Quarter Ended (in thousands, except per share amounts)	March 31,	June 30,	Sept. 30,	Dec. 31,

2006
Shipping revenues	$291,026	$230,753	$265,864	$259,760
Gain on disposal of vessels—net	(121)	(3,498)	14,270	28,356
Income from vessel operations	129,537	61,944	88,949	98,114
Net income	128,364	60,231	90,830	113,235

Basic net income per share	$3.25	$1.52	$2.30	$2.87
Diluted net income per share	$3.24	$1.52	$2.29	$2.86

2005
Shipping revenues	$275,407	$238,384	$203,203	$283,309
Gain on disposal of vessels—net	12,902	13,174	10,869	5,960
Income from vessel operations	158,108	115,872	82,870	118,089
Net income	$164,919	$114,161	$72,065	$113,684

Basic net income per share	$4.18	$2.89	$1.83	$2.88
Diluted net income per share	$4.18	$2.89	$1.82	$2.88

96 Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes B and O to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" on January 1, 2005 and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OSG's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007, expressed an unqualified opinion thereon.

New York, New York
February 22, 2007

2006 Annual Report 97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROLS

To the Shareholders
Overseas Shipholding Group, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that Overseas Shipholding Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overseas Shipholding Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Controls over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Maritrans Inc. and subsidiaries which the Company purchased on November 28, 2006, which is included in the 2006 consolidated financial statements of Overseas Shipholding Group, Inc. and constituted $645 million and less than $4 million of total and net assets, respectively, as of December 31, 2006 and $16 million and less than $4 million of revenues and income before federal income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of Overseas Shipholding Group, Inc. also did not include an evaluation of the internal control over financial reporting of Maritrans Inc. and subsidiaries.

In our opinion, management's assessment that Overseas Shipholding Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Overseas Shipholding Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

98 Overseas Shipholding Group, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2006, and our report dated February 22, 2007 expressed an unqualified opinion.

New York, New York
February 22, 2007

2006 Annual Report 99

MANAGEMENT'S REPORT ON INTERNAL CONTROLS
OVER FINANCIAL REPORTING

To the Shareholders
Overseas Shipholding Group, Inc.

In accordance with Rule 13a-15(f) of the Securities Exchange Act of 1934, the management of Overseas Shipholding Group, Inc. and its subsidiaries (the "Company") is responsible for the establishment and maintenance of adequate internal controls over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Management has performed an assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2006 based on the provisions of Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal controls over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control—Integrated Framework issued by COSO.

This assessment excluded the Company's acquisition on November 28, 2006 of Maritrans Inc. and subsidiaries as described in Note C to the notes to the consolidated financial statements. Maritrans is a subsidiary controlled and managed by the Company whose total assets and shipping revenues represent less than 16% and 2%, respectively, of the corresponding consolidated financial statement amounts of the Company as of and for the year ended December 31, 2006.

Ernst & Young LLP, the Company's independent registered public accounting firm, who audited the financial statements included in the Annual Report, has audited and reported on management's assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2006 as stated in their report which appears elsewhere in this Annual Report.

Date: February 22, 2007

OVERSEAS SHIPHOLDING GROUP, INC.
By:	/s/ MORTEN ARNTZEN Morten Arntzen President, Chief Executive Officer
By:	/s/ MYLES R. ITKIN Myles R. Itkin Executive Vice President, Chief Financial Officer and Treasurer

100 Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There have been no material changes in the Company's internal controls or in other factors that could materially affect these controls during the period covered by this Annual Report.

(b)
Management's report on internal controls over financial reporting.

Management's report on internal controls over financial reporting, which appears elsewhere in this Annual Report, is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

2006 Annual Report 101

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2006 with respect to the Company's equity (stock) compensation plans, all of which have been approved by the Company's shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	399,967	$41.14	2,262,974*

*
Consists of 2,174,773 shares eligible to be granted under the Company's 2004 stock incentive plan and 88,201 shares eligible to be purchased pursuant to the Company's 2000 Employee Stock Purchase Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2007 Annual Meeting of Stockholders.

102 Overseas Shipholding Group, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8. Consolidated Balance Sheets at December 31, 2006 and 2005.
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm on Internal Controls.
(a)(2)	Schedules of the Company have been omitted since they are not applicable or are not required.
(a)(3)	The following exhibits are included in response to Item 15(c):
3(i)
Certificate of Incorporation of the registrant, as amended to date (filed as Exhibit 3(i) to the registrant's Quarterly Report on Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).
3(ii)	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated April 12, 2006 and incorporated herein by reference).
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
4(c)(1)
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
4(c)(2)
Resolutions dated as of February 27, 2003 fixing the terms of a series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(e)(2) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

2006 Annual Report 103

4(c)(3)
Form of 8.250% Senior Notes due March 15, 2013 of the registrant (filed as Exhibit 4(e)(3) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).
4(c)(4)	Form of Debt Security of the registrant (filed as Exhibit 4.4 to the registrant's Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).
4(c)(5)
Credit Agreement dated as February 9, 2006, among the registrant, OSG Bulk Ships, Inc., OSG International, Inc., various lenders, DnB NOR Bank ASA, New York Branch ("DnB"), as administrative agent, HSBC Securities (USA) Inc. ("HSBC"), as documentation agent, Citigroup Global Markets Limited ("Citigroup") and Nordea Bank Finland, Plc, New York branch ("Nordea"), as bookrunners, and Citigroup, DnB, HSBC and Nordea as lead arrangers (filed as Exhibit 4(e)(6) to the registrant's Annual Report on Form 10-K for 2005 and incorporated herein by reference).
4(c)(6)
Second Pooled Assignment and Amendment dated as of May 10, 2006 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 10, 2006 and incorporated herein by reference). NOTE: The Exhibits filed herewith do not include other instruments authorizing long-term debt of the registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of each such instrument to the Commission upon request.
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
10(i)(c)
Time Charter Party relating to the Overseas Ann dated October 6, 2005 between DHT Ann VLCC Corp. and Ann Tanker Corporation (filed as Exhibit 10.3.1 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(d)
Time Charter Party relating to the Overseas Chris dated October 6, 2005 between DHT Chris VLCC Corp. and Chris Tanker Corporation (filed as Exhibit 10.3.2 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference.
10(i)(e)
Time Charter Party relating to the Regal Unity dated October 6, 2005 between DHT Regal Unity VLCC Corp. and Regal Unity Tanker Corporation (filed as Exhibit 10.3.3 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(f)
Time Charter Party relating to the Overseas Cathy dated October 6, 2005 between DHT Cathy Aframax Corp. and Cathy Tanker Corporation (filed as Exhibit 10.3.4 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(g)
Time Charter Party relating to the Overseas Sophie dated October 6, 2005 between DHT Sophie Aframax Corp. and Sophie Tanker Corporation (filed as Exhibit 10.3.5 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(h)
Time Charter Party relating to the Rebecca dated October 6, 2005 between Rebecca Aframax Corp. and Rebecca Tanker Corporation (filed as Exhibit 10.3.6 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(i)
Time Charter Party relating to the Ania dated October 6, 2005 between DHT Ania Aframax Corp. and Ania Aframax Corporation (filed as Exhibit 10.3.7 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(j)
Charter Framework Agreement dated October 6, 2005 between Double Hull Tankers, Inc., OSG International, Inc. and each of the Owners and Charterers named therein (filed as Exhibit 10.5 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

104 Overseas Shipholding Group, Inc.

10(i)(k)
Agreement and Plan of Merger dated as of September 25, 2006 amount the registrant, a subsidiary of the registrant and Maritrans Inc., (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated September 25, 2006 and incorporated herein by reference). The registrant agrees to furnish a copy of all schedules to such Agreement and Plan of Merger to the Commission upon request.
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
*10(iii)(c)
Amendment to the 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
*10(iii)(d)	1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(e)	Agreement dated January 19, 2004 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant's Annual Report on Form 10-K for 2003 and incorporated herein by reference).
*10(iii)(f)
Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
*10(iii)(g)	2004 Stock Incentive Plan of the registrant (filed as Appendix A to the registrant's Proxy Statement filed with the SEC on April 28, 2004 and incorporated herein by reference).
*10(iii)(h)
Amendment No. 1 to the 1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
*10(iii)(i)
Summary of equity compensation program for non-employee directors under the registrant's 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference).
*10(iii)(j)	Agreement dated as of January 1, 2006 with an executive officer (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 20, 2006 and incorporated herein by reference).
*10(iii)(k)	Agreement dated as of January 1, 2006 with an executive officer (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 20, 2006 and incorporated herein by reference).
*10(iii)(l)
Severance Protection Plan of the registrant effective January 1, 2006 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).
*10(iii)(m)
Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).
*10(iii)(n)
Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).
*10(iii)(o)	Agreement dated January 20, 2005 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant's Annual Report on Form 10-K for 2005 and incorporated herein by reference).

2006 Annual Report 105

*10(iii)(p)
Agreement dated August 12, 2004, and amended as of January 20, 2005 with an executive officer (filed as Exhibit 10(iii)(w) to the registrant's Annual Report on Form 10-K for 2005 and incorporated herein by reference).
*10(iii)(q)
Severance Protection Supplement to the Codification of Contract of Employment dated as of January 1, 2006 between OSG Ship Management (GR) Ltd., a subsidiary of the registrant, and an executive officer (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(r)
Severance Protection Supplement to the Service Agreement dated as of January 1, 2006 between SSL Services Ltd., a subsidiary of the registrant, and an executive officer (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(s)
Change of Control Protection Supplement to the Codification of Contract of Employment dated as of January 1, 2006 between OSG Ship Management (GR) Ltd., a subsidiary of the registrant, and an executive officer (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(t)
Change of Control Protection Supplement to the Service Agreement dated as of January 1, 2006 between SSL Services Ltd., a subsidiary of the registrant, and an executive officer (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(u)
Guaranty dated as of January 1, 2006 by the registrant in favor of an executive officer relating to certain obligations of OSG Ship Management (GR) Ltd., a subsidiary of the registrant (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(v)
Guaranty dated as of January 1, 2006 by the registrant in favor of an executive officer relating to certain obligations of SSL Services Ltd., a subsidiary of the registrant (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(w)**	Agreement dated June 29, 2005 with an executive officer.
*10(iii)(x)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(y)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(z)	Form of Performance Award (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Registered Public Accounting Firm of the registrant.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)
The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

106 Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2007

OVERSEAS SHIPHOLDING GROUP, INC.
By:	/s/ MYLES R. ITKIN Myles R. Itkin Executive Vice President, Chief Financial Officer and Treasurer

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

Name	Date

/s/ MORTEN ARNTZEN Morten Arntzen, Principal Executive Officer and Director	February 27, 2007
/s/ MYLES R. ITKIN Myles R. Itkin, Principal Financial Officer and Principal Accounting Officer	February 27, 2007
/s/ G. ALLEN ANDREAS, III G. Allen Andreas, III, Director	February 27, 2007
/s/ ALAN R. BATKIN Alan R. Batkin, Director	February 27, 2007
/s/ THOMAS B. COLEMAN Thomas B. Coleman, Director	February 27, 2007
/s/ CHARLES FRIBOURG Charles Fribourg, Director	February 27, 2007

2006 Annual Report 107

/s/ STANLEY KOMAROFF Stanley Komaroff, Director	February 27, 2007
/s/ SOLOMON N. MERKIN Solomon N. Merkin, Director	February 27, 2007
/s/ JOEL I. PICKET Joel I. Picket, Director	February 27, 2007
/s/ ARIEL RECANATI Ariel Recanati, Director	February 27, 2007
/s/ OUDI RECANATI Oudi Recanati, Director	February 27, 2007
/s/ THOMAS F. ROBARDS Thomas F. Robards, Director	February 27, 2007
/s/ JEAN-PAUL VETTIER Jean-Paul Vettier, Director	February 27, 2007
/s/ MICHAEL J. ZIMMERMAN Michael J. Zimmerman, Director	February 27, 2007

108 Overseas Shipholding Group, Inc.

Exhibit Index

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2006 and 2005.
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm on Internal Controls.
(a)(2)	Schedules of the Company have been omitted since they are not applicable or are not required.
(a)(3)	The following exhibits are included in response to Item 15(c):
3(i)
Certificate of Incorporation of the registrant, as amended to date (filed as Exhibit 3(i) to the registrant's Quarterly Report on Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).
3(ii)	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated April 12, 2006 and incorporated herein by reference).
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
4(c)(1)
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
4(c)(2)
Resolutions dated as of February 27, 2003 fixing the terms of a series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(e)(2) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).

2006 Annual Report 109

4(c)(3)
Form of 8.250% Senior Notes due March 15, 2013 of the registrant (filed as Exhibit 4(e)(3) to the registrant's Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference).
4(c)(4)	Form of Debt Security of the registrant (filed as Exhibit 4.4 to the registrant's Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).
4(c)(5)
Credit Agreement dated as February 9, 2006, among the registrant, OSG Bulk Ships, Inc., OSG International, Inc., various lenders, DnB NOR Bank ASA, New York Branch ("DnB"), as administrative agent, HSBC Securities (USA) Inc. ("HSBC"), as documentation agent, Citigroup Global Markets Limited ("Citigroup") and Nordea Bank Finland, Plc, New York branch ("Nordea"), as bookrunners, and Citigroup, DnB, HSBC and Nordea as lead arrangers (filed as Exhibit 4(e)(6) to the registrant's Annual Report on Form 10-K for 2005 and incorporated herein by reference).
4(c)(6)	Second Pooled Assignment and Amendment dated as of May 10, 2006 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 10, 2006 and incorporated herein by reference).

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
10(i)(c)
Time Charter Party relating to the Overseas Ann dated October 6, 2005 between DHT Ann VLCC Corp. and Ann Tanker Corporation (filed as Exhibit 10.3.1 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(d)
Time Charter Party relating to the Overseas Chris dated October 6, 2005 between DHT Chris VLCC Corp. and Chris Tanker Corporation (filed as Exhibit 10.3.2 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference.
10(i)(e)
Time Charter Party relating to the Regal Unity dated October 6, 2005 between DHT Regal Unity VLCC Corp. and Regal Unity Tanker Corporation (filed as Exhibit 10.3.3 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(f)
Time Charter Party relating to the Overseas Cathy dated October 6, 2005 between DHT Cathy Aframax Corp. and Cathy Tanker Corporation (filed as Exhibit 10.3.4 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(g)
Time Charter Party relating to the Overseas Sophie dated October 6, 2005 between DHT Sophie Aframax Corp. and Sophie Tanker Corporation (filed as Exhibit 10.3.5 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(h)
Time Charter Party relating to the Rebecca dated October 6, 2005 between Rebecca Aframax Corp. and Rebecca Tanker Corporation (filed as Exhibit 10.3.6 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(i)
Time Charter Party relating to the Ania dated October 6, 2005 between DHT Ania Aframax Corp. and Ania Aframax Corporation (filed as Exhibit 10.3.7 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

110 Overseas Shipholding Group, Inc.

10(i)(j)
Charter Framework Agreement dated October 6, 2005 between Double Hull Tankers, Inc., OSG International, Inc. and each of the Owners and Charterers named therein (filed as Exhibit 10.5 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
10(i)(k)
Agreement and Plan of Merger dated as of September 25, 2006 amount the registrant, a subsidiary of the registrant and Maritrans Inc., (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated September 25, 2006 and incorporated herein by reference). The registrant agrees to furnish a copy of all schedules to such Agreement and Plan of Merger to the Commission upon request.
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
*10(iii)(c)
Amendment to the 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
*10(iii)(d)	1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference).
*10(iii)(e)	Agreement dated January 19, 2004 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant's Annual Report on Form 10-K for 2003 and incorporated herein by reference).
*10(iii)(f)
Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
*10(iii)(g)	2004 Stock Incentive Plan of the registrant (filed as Appendix A to the registrant's Proxy Statement filed with the SEC on April 28, 2004 and incorporated herein by reference).
*10(iii)(h)
Amendment No. 1 to the 1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
*10(iii)(i)
Summary of equity compensation program for non-employee directors under the registrant's 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference).
*10(iii)(j)	Agreement dated as of January 1, 2006 with an executive officer (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 20, 2006 and incorporated herein by reference).
*10(iii)(k)	Agreement dated as of January 1, 2006 with an executive officer (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 20, 2006 and incorporated herein by reference).
*10(iii)(l)
Severance Protection Plan of the registrant effective January 1, 2006 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).
*10(iii)(m)
Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

2006 Annual Report 111

*10(iii)(n)
Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).
*10(iii)(o)	Agreement dated January 20, 2005 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant's Annual Report on Form 10-K for 2005 and incorporated herein by reference).
*10(iii)(p)
Agreement dated August 12, 2004, and amended as of January 20, 2005 with an executive officer (filed as Exhibit 10(iii)(w) to the registrant's Annual Report on Form 10-K for 2005 and incorporated herein by reference).
*10(iii)(q)
Severance Protection Supplement to the Codification of Contract of Employment dated as of January 1, 2006 between OSG Ship Management (GR) Ltd., a subsidiary of the registrant, and an executive officer (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(r)
Severance Protection Supplement to the Service Agreement dated as of January 1, 2006 between SSL Services Ltd., a subsidiary of the registrant, and an executive officer (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(s)
Change of Control Protection Supplement to the Codification of Contract of Employment dated as of January 1, 2006 between OSG Ship Management (GR) Ltd., a subsidiary of the registrant, and an executive officer (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(t)
Change of Control Protection Supplement to the Service Agreement dated as of January 1, 2006 between SSL Services Ltd., a subsidiary of the registrant, and an executive officer (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(u)
Guaranty dated as of January 1, 2006 by the registrant in favor of an executive officer relating to certain obligations of OSG Ship Management (GR) Ltd., a subsidiary of the registrant (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(v)
Guaranty dated as of January 1, 2006 by the registrant in favor of an executive officer relating to certain obligations of SSL Services Ltd., a subsidiary of the registrant (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference).
*10(iii)(w)**	Agreement dated June 29, 2005 with an executive officer.
*10(iii)(x)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(y)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(z)	Form of Performance Award (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Registered Public Accounting Firm of the registrant.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

112 Overseas Shipholding Group, Inc.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)
The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)
The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

2006 Annual Report 113

QuickLinks

TABLE OF CONTENTS
PART I
PART II
STOCKHOLDER RETURN PERFORMANCE PRESENTATION
STOCK PERFORMANCE GRAPH COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX
TABLE OF CONTENTS
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AT DECEMBER 31 DOLLARS IN THOUSANDS
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31 DOLLARS IN THOUSANDS
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY DOLLARS IN THOUSANDS
Overseas Shipholding Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS
MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
PART III
PART IV
SIGNATURES