Form 10-Q
period 2007-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2007-05-01
CIK 75208

UNITED STATES
SECURITIESAND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

or

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

(212) 953-4100
(Registrant’s telephone number, including area code)

No Change
(Former name, former address and former fiscal year, if changed since last report)

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

Common Shares outstanding as of May 1, 2007 — 33,223,101

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$591,982	$606,758
Voyage receivables	128,858	136,043
Other receivables, including federal income taxes recoverable	68,193	71,723
Inventories and prepaid expenses	35,831	30,997
Total Current Assets	824,864	845,521
Capital Construction Fund	221,185	315,913
Vessels and other property, less accumulated depreciation of $396,373 and $377,791	2,432,498	2,501,846
Vessel held for sale	30,580	—
Vessels under capital leases, less accumulated amortization of $80,032 and $78,272	28,990	30,750
Deferred drydock expenditures, net	49,833	50,774
Total Vessels, Deferred Drydock and Other Property	2,541,901	2,583,370

Investments in Affiliated Companies	240,383	275,199
Intangible Assets, less accumulated amortization of $1,539 and $389	91,461	92,611
Goodwill	64,912	64,293
Other Assets	53,741	53,762
Total Assets	$4,038,447	$4,230,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$160,408	$192,500
Short-term debt and current installments of long-term debt	27,485	27,426
Current obligations under capital leases	7,836	7,650
Total Current Liabilities	195,729	227,576
Long-term Debt	1,091,853	1,273,053
Obligations under Capital Leases	31,736	33,894
Deferred Gain on Sale and Leaseback of Vessels	217,805	218,759
Deferred Federal Income Taxes ($237,609 and $234,269) and Other Liabilities	277,718	270,076

Stockholders’ Equity	2,223,606	2,207,311
Total Liabilities and Stockholders’ Equity	$4,038,447	$4,230,669

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Shipping Revenues:
Pool revenues including $16,925 and $13,564 received from companies accounted for by the equity method	$137,803	$193,105
Time and bareboat charter revenues	84,934	70,848
Voyage charter revenues	52,547	27,073
	275,284	291,026

Operating Expenses:
Voyage expenses	16,100	10,917
Vessel expenses	60,814	48,915
Time and bareboat charter hire expenses, including $20,877 and $24,139 paid to a company accounted for by the equity method	49,416	43,171
Depreciation and amortization	42,483	34,354
General and administrative	29,038	24,011
Loss on disposal of vessels	3	121
Total Operating Expenses	197,854	161,489
Income from Vessel Operations	77,430	129,537
Equity in Income of Affiliated Companies	3,384	6,812
Operating Income	80,814	136,349
Other Income	22,758	9,392
	103,572	145,741
Interest Expense	13,168	22,607
Income before Federal Income Taxes	90,404	123,134
Provision/(Credit) for Federal Income Taxes	5,752	(5,230)
Net Income	$84,652	$128,364

Weighted Average Number of Common Shares Outstanding:
Basic	39,062,855	39,516,077
Diluted	39,167,371	39,569,551

Per Share Amounts:
Basic net income	$2.17	$3.25
Diluted net income	$2.16	$3.24
Cash dividends declared	$0.25	$0.175

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$84,652	$128,364
Items included in net income not affecting cash flows:
Depreciation and amortization	42,483	34,354
Amortization of deferred gain on sale and leasebacks	(11,689)	(10,399)
Deferred compensation relating to restricted stock and stock option grants	2,033	925
Provision/(credit) for deferred federal income taxes	2,834	(3,389)
Undistributed earnings of affiliated companies	7,277	5,750
Other — net	386	4,278
Items included in net income related to investing and financing activities:
Gain on sale of securities — net	(15,015)	(4,966)
Loss on disposal of vessels	3	121
Payments for drydocking	(7,838)	(8,619)
Changes in operating assets and liabilities	(26,862)	(3,339)
Net cash provided by operating activities	78,264	143,080
Cash Flows from Investing Activities:
Expenditures for vessels, including $56,986 and $2,000 related to vessels under construction	(57,673)	(4,957)
Withdrawals from Capital Construction Fund	98,500	—
Proceeds from disposal of vessels	79,664	—
Expenditures for other property	(2,392)	(2,052)
Investments in and advances to affiliated companies	(25,869)	—
Proceeds from disposal of investments in affiliated companies	69,276	—
Other — net	749	(612)
Net cash provided by/(used in) investing activities	162,255	(7,621)
Cash Flows from Financing Activities:
Purchases of treasury stock	(62,511)	—
Payments on debt and obligations under capital leases	(183,113)	(111,461)
Cash dividends paid	(9,853)	(6,920)
Issuance of common stock upon exercise of stock options	180	121
Other — net	2	(8,409)
Net cash (used in) financing activities	(255,295)	(126,669)
Net increase/(decrease) in cash and cash equivalents	(14,776)	8,790
Cash and cash equivalents at beginning of year	606,758	188,588
Cash and cash equivalents at end of period	$591,982	$197,378

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income**	Total
Balance at January 1, 2007	$40,791	$202,712	$1,996,826	1,565,559	$(34,522)	$1,504	$2,207,311
Net Income			84,652				84,652
Effect of Derivative Instruments						1,985	1,985
Effect of Pension and Other Postretirement Benefit Plans						(191)	(191)
Comprehensive Income							86,446
Cash Dividends Declared			(9,853)				(9,853)
Deferred Compensation Related to Options Granted		756					756
Issuance of Restricted Stock Awards		(1,662)		(139,708)	1,662		—
Amortization of Restricted Stock Awards		1,277					1,277
Options Exercised and Employee Stock Purchase Plan		137		(3,404)	43		180
Purchases of Treasury Stock				1,052,373	(62,511)		(62,511)
Balance at March 31, 2007	$40,791	$203,220	$2,071,625	2,474,820	$(95,328)	$3,298	$2,223,606

Balance at January 1, 2006	$40,791	$199,570	$1,640,742	1,341,718	$(17,019)	$11,944	$1,876,028
Net Income			128,364				128,364
Net Unrealized Holding Losses on Available-For-Sale Securities						(1,262)	(1,262)
Effective of Derivative Instruments						13,969	13,969
Minimum Pension Liability						86	86
Comprehensive Income							141,157
Cash Dividends Declared			(6,920)				(6,920)
Deferred Compensation Related to Options Granted		358					358
Issuance of Restricted Stock Awards		(923)		(82,239)	923		—
Amortization of Restricted Stock Awards		567					567
Options Exercised and Employee Stock Purchase Plan		79		(3,297)	42		121
Tax Benefit Related to Options Exercised		52					52
Balance at March 31, 2006	$40,791	$199,703	$1,762,186	1,256,182	$(16,054)	$24,737	$2,011,363

*                     Par value $1 per share; 120,000,000 shares authorized; 40,790,759 shares issued.

**               Amounts are net of tax.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities in accordance with generally accepted accounting principles, and expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FAS157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company believes that the adoption of FAS 157 will not have a material effect on its earnings or financial position.

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

FAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements was effective for OSG for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the measurement date

Note A — Basis of Presentation (continued):

provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The adoption of the measurement date provisions of FAS 158 will not have a material effect on the Company’s financial position.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.”  FAS 159 provides entities with the opportunity to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting previsions.  FAS159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption is permitted provided the Company also elects to apply the provisions of FAS 157.  The Company believes that the adoption of FAS 159 will not have a material effect on its earnings or financial position.

Note B — Change in Accounting Principle:

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  FIN 48 applies to all tax positions related to income taxes that are subject to FAS 109, including tax positions considered to be routine. The Company, as required, adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s earnings or financial position.

Note C — Maritrans Inc.:

On November 28, 2006 the Company acquired Maritrans Inc. (“Maritrans”), a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull vessels serving the East Coast and U.S. Gulf Coast trades.  The operating results of Maritrans have been included in the Company’s financial statements commencing November 29, 2006.  Maritrans’ fleet consisted of 11 ATBs, one of which was in the process of being double hulled, five product carriers, two of which had been redeployed to transport grain, and three large ATBs under construction.  Holders of Maritrans’ common stock received $37.50 per share in cash for an aggregate consideration of approximately $450 million.  Taking into account the assumption of Maritrans’ outstanding debt, the total purchase price was approximately $506 million.  OSG initially financed the acquisition through borrowings under existing credit facilities.

Note C — Maritrans Inc. (continued):

The following table summarizes the preliminary allocation of the purchase price to the fair value of Maritrans’ assets and liabilities at the date of the acquisition (in thousands):

Assets:
Current assets, including receivables	$74,843
Vessels	452,037
Intangible assets subject to amortization	93,000
Goodwill	64,912
Other assets	1,598
Total assets acquired	686,390
Liabilities:
Current liabilities including currentinstallments of long-term debt	34,090
Long-term debt	51,427
Deferred federal income taxes and other liabilities	131,787
Total liabilities assumed	217,304
Net assets acquired (cash consideration)	$469,086

The Company’s purchase price allocation is preliminary and will be finalized by September 30, 2007.

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

Information about the Company’s reportable segments as of and for the three months ended March 31, 2007 and 2006 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended March 31, 2007:
Shipping revenues	$148,239	$64,178	$5,149	$57,718	$275,284
Time charter equivalent revenues	146,802	57,898	4,882	49,602	259,184
Depreciation and amortization	17,067	11,359	1,334	12,723	42,483
Loss on disposal of vessels	5	—	(8)	—	(3)
Income from vessel operations	76,241	16,583	157	13,490	106,471
Equity in income of affiliated companies	2,355	—	170	859	3,384
Investments in affiliated companies at March 31, 2007	126,957	600	111,929	897	240,383
Total assets at March 31, 2007	1,624,145	644,087	112,764	729,135	3,110,131
Expenditures for vessels	14,095	10,094	64	33,420	57,673
Payments for drydocking	3,069	4,755	—	14	7,838

Three months ended March 31, 2006:
Shipping revenues	208,021	62,636	5,005	15,364	291,026
Time charter equivalent revenues	207,091	53,862	6,201	12,955	280,109
Depreciation and amortization	19,794	9,436	1,030	4,094	34,354
Loss on disposal of vessels	(121)	—	—	—	(121)
Income from vessel operations	129,775	20,534	1,811	1,549	153,669
Equity in income of affiliated companies	4,988	—	132	1,692	6,812
Investments in affiliated companies at March 31, 2006	166,619	—	108,098	1,729	276,446
Total assets at March 31, 2006	1,852,118	706,861	109,417	89,557	2,757,953
Expenditures for vessels	2,124	—	—	2,833	4,957
Payments for drydocking	552	1,327	—	6,740	8,619

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

In thousands for the three months ended March 31,	2007	2006
Time charter equivalent revenues	$259,184	$280,109
Add: Voyage expenses	16,100	10,917
Shipping revenues	$275,284	$291,026

Note D — Business and Segment Reporting (continued):

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

Reconciliations of income from vessel operations of the segments to income before federal income taxes as reported in the consolidated income statements follow:

In thousands for the three months ended March 31,	2007	2006
Total income from vessel operations of all segments	$106,471	$153,669
General and administrative expenses	(29,038)	(24,011)
Loss on disposal of vessels	(3)	(121)
Consolidated income from vessel operations	77,430	129,537
Equity in income of affiliated companies	3,384	6,812
Other income	22,758	9,392
Interest expense	(13,168)	(22,607)
Income before federal income taxes	$90,404	$123,134

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of March 31,	2007	2006
Total assets of all segments	$3,110,131	$2,757,953
Corporate cash and securities, including Capital Construction Fund	813,167	498,838
Other unallocated amounts	115,149	84,280
Consolidated total assets	$4,038,447	$3,341,071

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method.  As of March 31, 2007, the Company had a 29.2% interest in a company that owns seven International Flag vessels (three VLCCs and four Aframaxes) and approximately a 50% interest in two joint ventures that have four LNG Carriers and two VLCCs under construction.

Double Hull Tankers, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering.  In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. In January 2007, the Company sold an additional 4,600,000 shares of DHT in a registered public offering and received net cash proceeds of $69,276,000.  Such sale reduced the Company’s interest in DHT to 29.2% from 44.5%.  As of March 31, 2007, the carrying amount of the

Note E — Equity Method Investments (continued):

investment in DHT was $101,393,000 (market value - $129,347,000). OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel.  The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. Such management agreements are cancelable by DHT upon 90 days notice.

VLCC Joint Venture

In January 2007, the Company acquired a 49.99% interest in a company, which is constructing two VLCCs, for approximately $24,100,000.  The vessels are scheduled to be delivered to the joint venture in 2009 and 2010.  The remaining commitments under the construction contracts will be financed by the joint venture through advances from the partners. The Company expects to make additional advances aggregating approximately $86,000,000 during the period from 2008 to 2010.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of March 31, 2007, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During the first quarter of 2007, the joint venture made $45,403,000 of progress payments. The aggregate unpaid costs of $181,613,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022. As of March 31, 2007, the joint venture has recorded an asset of $15,056,000 for the fair value of these swaps.  The Company’s share of such amount is included in accumulated other comprehensive income in the accompanying balance sheet.

A condensed summary of the results of operations of the equity method investments follows:

In thousands for the three months ended March 31,	2007	2006
Time charter equivalent revenues	$52,436	$63,623
Ship operating expenses	(39,255)	(44,383)
Income from vessel operations	13,181	19,240
Other income	451	389
Interest expense *	(3,233)	(3,454)
Net income	$10,399	$16,175

*  Interest is net of amounts capitalized in connection with vessel construction of $4,587 (2007) and $1,583 (2006).

Note F — Derivatives:

Forward Freight Agreements

The Company enters into tanker Forward Freight Agreements (“FFAs”) and related FFA options with an objective to utilize them as both: (i) economic hedging instruments that reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business; or (ii) for trading purposes to take advantage of short term fluctuations in the market.

Certain FFAs qualified as cash flow hedges for accounting purposes at March 31, 2007 with the change in fair value of the effective portions being recorded in accumulated other comprehensive income as a loss amounting to $94,000. All qualifying hedges together with FFAs that do not qualify for hedge accounting are shown at fair value in the balance sheet.

As of March 31, 2007, the Company recorded a liability of $1,532,000 related to the fair values of all of these agreements representing positions that extend to December 2009.  For the three months ended March 31, 2007 and 2006, OSG recognized net losses of $2,602,000 and $280,000, respectively, from transactions involving FFAs and related FFA options.

Interest Rate Swaps

As of March 31, 2007, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $65,505,000 pursuant to which it pays fixed rates ranging from 4.7% to 5.4% and receives floating rates based on LIBOR (approximately 5.4% as of March 31, 2007). These agreements contain no leverage features and have maturity dates ranging from December 2008 to August 2014.  As of March 31, 2007, the Company has recorded a liability of $214,000 related to the fair values of these swaps.

During the first quarter of 2006, the Company transferred a loss of $232,000 from accumulated other comprehensive income to other income in the accompanying statement of operations for interest rate swaps that matured in July 2006 with notional amounts totaling $199,000,000 that no longer qualified as effective cash flow hedges because the underlying debt was repaid.

Note G — Debt:

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

As of March 31, 2007, the Company had unused long-term unsecured credit availability of $1,420,900,000 which reflects $89,100,000 of letters of credit issued principally in connection with the construction of four Aframaxes.

Note G — Debt (continued):

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of March 31, 2007, approximately 18.5% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $16,325,000 and $32,674,000 for the three month periods ended March 31, 2007 and 2006, respectively.

Note H — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations.  Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2007 and 2006. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures was required as of March 31, 2007 because the Company intends to indefinitely reinvest such earnings ($80,000,000 at March 31, 2007).  The unrecognized deferred U.S. income taxes attributable thereto approximated $27,900,000.

In September 2006, the Company made an election under the Jobs Creation Act, effective for years commencing with 2005, to have its qualifying U.S. Flag operations taxed under a tonnage tax regime rather than under the usual U.S. corporate income tax regime.  As a result of that election, OSG’s taxable income for U.S. income tax purposes with respect to the eligible U.S. Flag vessels will not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports).

As of March 31, 2007, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $1,697,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $594,000,000.

The components of the provision/(credit) for federal income taxes follow:

In thousands for the three months ended March 31,	2007	2006
Current	$2,918	$(1,841)
Deferred	2,834	(3,389)
	$5,752	$(5,230)

Note I — Capital Stock and Stock Compensation:

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $300,000,000 worth of the Company’s common stock, from time-to-time.  Such purchases will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions.  As of March 31, 2007, the Company had repurchased 1,358,100 shares of its common stock under this program.

In the first quarter of 2007 and 2006, the Company awarded a total of 143,351 and 82,870 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the three months ended March 31, 2007 and 2006 was $56.42 and $49.05 per share, respectively.  In addition, in the first quarter of 2007 and 2006, options covering 346,391 and 147,188 shares were granted, respectively, at the market prices at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date.  The weighted average exercise prices of options granted during the three months ended March 31, 2007 and 2006 were $58.78 and $49.05 per share, respectively (the market prices at dates of grant).  The weighted average grant-date fair values of options granted during the three months ended March 31, 2007 and 2006 were $17.96 and $18.14 per share, respectively.

In the first quarter of 2007, the Company granted a total of 278,083 performance related restricted stock units and performance related options covering 146,270 shares to certain of its employees, including senior officers.  Each performance stock unit represents a contingent right to receive one share of common stock if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured.  The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest.  In certain instances, cash dividends, if declared, will be held uninvested and without interest and paid in cash if and when such performance stock units vest.  The weighted average grant-date market prices of the performance stock units awarded during the first quarter of 2007 was $56.46 per share.  The estimated weighted average grant-date fair value of performance stock units awarded during the first quarter of 2007 was $16.95 per share. The weighted average exercise price of the performance options awarded during the first quarter of 2007 was $63.44 per share (the market price at date of grant).  The estimated weighted average grant-date fair value of performance options awarded during the first quarter of 2007 was $5.13 per share.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

Note J — Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, in the consolidated balance sheets follow:

In thousands as of	March 31, 2007	December 31, 2006
Unrealized gains on derivative instruments	$7,237	$5,252
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(3,939)	(3,748)
	$3,298	$1,504

Note J — Accumulated Other Comprehensive Income (continued):

Included in accumulated other comprehensive income at March 31, 2007 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $1,818,000 ($1,257,000 net of tax), unrecognized prior service costs of $621,000 ($631,000 net of tax) and unrecognized actuarial losses of $3,037,000 ($2,051,000 net of tax).  The transition obligation, prior service credit and actuarial loss previously included in accumulated other comprehensive income recognized in net periodic cost during the three months ended March 31, 2007 were $70,000, $264,000 and $65,000, respectively.

Note K — Leases:

1.                   Charters-in:

As of March 31, 2007, the Company had commitments to charter-in 69 vessels. Sixty-six of such charter-ins are accounted for as operating leases, of which 33 are bareboat charters and 33 are time charters.  The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

Dollars in thousands at March 31, 2007	Amount	Operating Days
2007	$59,739	6,041
2008	99,802	8,466
2009	110,061	7,055
2010	118,672	6,058
2011	109,955	5,409
Thereafter	372,335	18,646
Net minimum lease payments	$870,564	51,675

Time Charters-in:

Dollars in thousands at March 31, 2007	Amount	Operating Days
2007	$133,191	5,519
2008	184,827	7,889
2009	185,361	8,117
2010	175,491	7,620
2011	137,208	6,080
Thereafter	324,557	19,032
Net minimum lease payments	$1,140,635	54,257

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

Note K — Leases (continued):

The future minimum commitments under three bareboat charters-in that are classified as capital leases are as follows:

Dollars in thousands at March 31, 2007
2007	$8,111
2008	11,888
2009	10,808
2010	9,692
2011	8,102
Net minimum lease payments	48,601
Less amount representing interest	(9,029)
Present value of net minimum lease payments	$39,572

In February 2007, the Company sold and chartered back two of its Handysize Product Carriers, which bareboat charters are classified as operating leases.  The aggregate gain on the transaction of approximately $10,773,000 was deferred and is being amortized over the seven and one-half year terms of the leases as a reduction of charter hire expenses.  The leases provide the Company with certain renewal options.

During the first quarter of 2007, the Company entered into charter-in arrangements in conjunction with other pool members covering a 50% interest in the three-year time charters of two newbuilding Aframaxes, which will commence upon their delivery from shipyards in the second quarter of 2007.

2.              Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

In thousands at March 31, 2007	Amount	Revenue Days
2007	$240,658	9,901
2008	216,164	8,552
2009	170,285	5,308
2010	170,599	3,921
2011	158,992	3,632
Thereafter	167,442	3,656
Net minimum lease payments	$1,124,140	34,970

Note K — Leases (continued):

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

Charters on two vessels provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values.  As of March 31, 2007, the charterer has exercised its purchase option for one of the two vessels.

Note L — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension, and postretirement health care and life insurance plans was not material during the three months ended March 31, 2007 and 2006.

There was no required contribution to the Company’s domestic defined benefit plans for the 2006 plan year, and the Company believes that there will be no required contribution for the 2007 plan year.

Note M — Other Income:

Other income consists of:

In thousands for the three months ended March 31,	2007	2006
Investment income:
Interest and dividends	$6,920	$4,829
Gain on sale of securities and other investments	15,015	4,966
	21,935	9,795
Loss on derivative transactions	(200)	(240)
Miscellaneous — net	1,023	(163)
	$22,758	$9,392

Note N — Agreements with Executive Officers:

On February 15, 2007, OSG and its chief executive officer entered into two letter agreements.  One letter agreement amended the employment letter agreement dated as of January 19, 2004, to extend the time period from January 19, 2007 to January 19, 2012 for certain protection in the event of termination of employment without cause or for good reason.  The other agreement amended the change of control agreement dated as of January 19, 2004, to extend its term to end on the earliest to occur of three events, one of which is a fixed date which the letter agreement extended from January 19, 2007 to January 19, 2012.

Note O — Legal Matters:

On December 19, 2006, the Company and the U.S. Department of Justice reached a comprehensive settlement regarding violations concerning the Company’s handling of waste oils and maintenance of books and records relating thereto stemming from an investigation that began in 2003.  Under the settlement, the Company agreed to plead guilty to a total of 33 counts, one of which concerns the improper discharge of oil in 2002 and the remaining counts concern record-keeping violations, including making false statements, obstruction and conspiracy related to such record-keeping violations.  The settlement also provided that the Company pay a fine in the amount of $27.8 million and pay $9.2 million to designated environmental community service programs, all of which has been reserved in the Company’s financial statements, and agree to an environmental compliance program, which is substantially the same as the Company’s existing environmental management programs.  The settlement was subject to the acceptance by federal courts in the Eastern District of Texas and the District of Massachusetts.

On January 23, 2007, a contingent plea with respect to the settlement was entered in the Eastern District of Texas.  The U.S. Department of Justice has filed a notice of appeal regarding an issue that arose before the settlement was reached which will have a bearing on the counts to which the Company will ultimately plead in such district but the actual sentence has been established. On March 21, 2007, a consolidated plea and sentencing was entered in the District of Massachusetts, and is subject to a confirmatory court order, which is expected shortly.

On March 2, 2007, the Company, acting in compliance with the terms of its existing management programs, self-reported to the U.S. Department of Justice allegations concerning the Company’s handling of waste oils and maintenance of books and records on one of the Company’s International Flag vessels.  The Company and the U.S. Department of Justice are both investigating these allegations and the Company is cooperating with the Justice Department investigation.  The Justice Department has issued a subpoena for documents concerning the vessel and requested that certain crew members testify before a grand jury.  In accordance with Statement of Financial Accounting Standards No. 5, “Contingent Liabilities,” the Company assessed the likelihood of incurring any liability as a result of the investigation.  The investigation is preliminary and no charges against the Company have been filed.  Accordingly, no loss accrual has been recorded.

The Company incurred costs of approximately $960,000 and $2,482,000 in the three months ended March 31, 2007 and 2006, respectively, in connection with the above investigation.  Such costs have been included in general and administrative expenses.

Note P — Commitments:

As of March 31, 2007, the Company had remaining commitments of $722,264,000 on non-cancelable contracts for the construction, or rebuilding of 14 vessels (four Aframaxes, two Handysize Product Carriers and eight ATBs, including contracts for the double hulling of two existing ATBs) scheduled for delivery between April 2007 and December 2010.

The Company has entered into agreements to sell two of the above Aframax newbuildings upon each vessel’s delivery from the shipyard, at prices that should approximate each vessel’s delivered cost.  These two newbuildings will then be chartered back for periods of 10 and 12 years.  One of such agreements provides the Company with certain purchase options.

Note Q — Vessel Sales:

During the three months ended March 31, 2007, the Company sold one U.S. Flag Handysize Product Carrier, which had been redeployed to transport grain, at a price that approximated its carrying amount and entered into an agreement to sell one International Flag Handysize Product Carrier for delivery during the second quarter of 2007. The vessel was delivered to the purchaser in April 2007 and a gain of approximately $5,000,000 will be recognized in the second quarter of 2007.  Such International Flag Handysize Product Carrier was classified as held for sale in the consolidated balance sheet as of March 31, 2007.  In addition, the Company sold and chartered back two other International Flag Handysize Product Carriers.

The Company has entered into an agreement to sell one of its 2000-built VLCCs for forward delivery.  At the discretion of the purchaser, the vessel will be delivered no earlier than July 2007 and no later than July 2009, at which time OSG expects to recognize a gain on the sale of a minimum of $75,000,000.  The agreement also provides for profit sharing with the purchaser, effective through the date of delivery of the vessel, when time charter equivalent rates earned exceed a base rate defined in the agreement.

Note R — Heidmar:

In April 2007, OSG acquired the Heidmar Lightering business from a subsidiary of Morgan Stanley Capital Group Inc. for cash of approximately $41,000,000.  The operation, a fleet of four International Flag Aframaxes and two U.S. Flag workboats, provides crude oil lightering services to refiners, oil companies and trading companies primarily in the U.S. Gulf.  The business manages a portfolio of one-to-three year fixed rate cargo contracts.  Under the agreement, OSG acquired the lightering fleet, which is time chartered-in, including a 50% residual interest in two specialized lightering Aframaxes.

Note S — Subsequent Event:

On April 24, 2007, the OSG’s Board of Directors authorized, and the Company agreed to purchase, all of the outstanding shares held by Archer-Daniels-Midland Company (“ADM”), or 5,093,391 shares, at $65.42 per share.  ADM’s ownership represented approximately 13.3% of outstanding shares as of March 31, 2007.  The purchase, in addition to total shares repurchased to date under the $300,000,000 program announced June 9, 2006, aggregates approximately $413,819,000, or 16% of its outstanding shares. In addition, the Board of Directors authorized a new share repurchase program of $200,000,000, which replaced the prior $300,000,000 share repurchase program.  OSG financed the cost of the share repurchase from ADM through borrowings under existing credit facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet consists of 104 vessels aggregating 12.0 million dwt, including three vessels that have been chartered-in under capital leases, and 45 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 104 vessels, charters-in for 20 vessels are scheduled to commence upon delivery of the vessels between 2007 and 2010 and 16 newbuilds (including two U.S. Flag ATBs that are being double hulled) are scheduled for delivery between 2007 and 2010.  Four LNG Carriers are scheduled to be delivered in late 2007 and early 2008 to a joint venture in which the Company has a 49.9% interest, bringing the total operating and newbuild fleet to 144 vessels.

Acquisition of Maritrans:

On November 28, 2006, the Company acquired Maritrans, a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull vessels serving the East Coast and U.S. Gulf Coast trades.  The operating results of Maritrans have been included in the Company’s financial statements commencing November 29, 2006.  Maritrans’ fleet consisted of 11 ATBs, one of which was in the process of being double hulled, five product carriers, two of which have been redeployed to transport grain, and three large ATBs under construction.  Holders of Maritrans’ common stock received $37.50 per share in cash for an aggregate consideration of approximately $450 million.  Taking into account the assumption of Maritrans’ outstanding debt, the total purchase price was approximately $506 million.  OSG initially financed the acquisition through borrowings under existing credit facilities.

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

Overview

Time charter equivalent rates during the first quarter of 2007 continued to be adversely impacted by an OPEC production cut of 1.2 million barrels per day (“b/d”) implemented during the fourth quarter of 2006 and a further reduction of 500,000 b/d initiated in February 2007. Member compliance with the production cuts has been high.

Operations (continued):

Worldwide oil demand during the first quarter of 2007 increased by approximately 600,000 b/d, or 0.7%, compared with the first quarter of 2006. Oil demand growth in non-OECD countries rose a healthy 2.9% compared to a decline of 0.8% in OECD countries.  This growth was primarily led by China and the Middle East.

First quarter 2007 demand growth of 2.6% in OECD North America was more than offset by a decline of 3.9% in OECD Europe and 5.1% in OECD Asia. U.S. transportation sector demand was strong with gasoline consumption increasing approximately 2.3% and diesel demand growing more than 5% compared with first quarter 2006 levels. Oil demand in Europe declined as mild weather reduced heating oil demand and relatively inexpensive natural gas was substituted for fuel oil for electric power generation. Similarly, warmer-than-usual weather in Asia during the first quarter 2007 reduced demand for heating oil compared with the year-ago period. Oil demand growth continued in China as evidenced by a 10% increase in transportation fuels consumption somewhat offset by a slight reduction in fuel oil use. Demand growth in the Middle East continues to be led by transportation fuels the prices of which are being subsidized by local governments.

Higher demand combined with a reduction in OPEC production resulted in an inventory drawdown in OECD countries estimated at approximately 1.0 million b/d, or 90 million barrels, the largest first quarter inventory drawdown in more than ten years. Reductions in inventory levels in the U.S. amounted to approximately 42 million barrels as strong first quarter demand coincided with heavy refinery maintenance schedules as well as unplanned refinery outages. The substantial inventory drawdown also reflects reduced refinery throughput levels in both Japan and Europe where demand for oil products was subdued by the warm winter. The first quarter inventory reduction followed an 86 million barrel inventory drawdown during the fourth quarter of 2006, which left approximately 54.4 days forward inventory cover at the end of the first quarter of 2007, or about 2 days below last year’s level.

Weather and geopolitical events influenced the direction of first quarter tanker rates. Adverse weather conditions in the Bosporus combined with an 18-day strike at certain ports terminals in France resulted in delays and dislocations that favorably impacted rates. Rates also benefited in March from escalating tensions between Iran and the international community over the continuation of Iran’s nuclear program and its capture of 15 British naval personnel.

The world tanker fleet (including epoxy coated tankers) of greater than 10,000 dwt amounted to 3,812 tankers, or 362.3 million dwt, as of March 31, 2007. This represents an increase of 1.7%, or 5.9 million dwt compared with year-end 2006. The highest percentage growth was in the Panamax sector, where tonnage increased by 3.0%. The product carrier fleet in the 30 - 50,000 dwt category, on the other hand, remained relatively constant during the first quarter of 2007 as deletions, including those caused by changes in IMO regulations, offset fleet additions. The additional tonnage exerted downward pressure on TCE rates during the first quarter of 2007.

With shipyards operating near full capacity, prices for newbuilds remained strong during the first quarter. Prices for Medium Range clean product carriers increased the most, while prices for VLCC newbuildings remained at their year-end 2006 levels.

Operations (continued):

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Q1 — 2007	Q1 — 2006
Average	$44,200	$63,200
High	$75,600	$119,000
Low	$26,900	$24,900

* Rates based on 60% Arabian Gulf to Eastern destinations and 40% Arabian gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the first quarter of 2007 averaged $44,200 per day, a decrease of 30% from the average for the first quarter of 2006, but 18% above the average for the fourth quarter of 2006. VLCC rates were lowest in the beginning of January as crude oil liftings from Middle East OPEC countries declined in the wake of production cuts, resulting in surplus tonnage. Rates were boosted to their highest level at the end of March as U.S. refiners began to increase refining throughput and as tensions with Iran rose yet again over its nuclear intentions and its capture of British naval soldiers at sea.  In addition, VLCC loadings increased out of West Africa due to a lack of available Suezmax tonnage, because of a port strike in southern France that left many Suezmaxes stranded.

Middle East OPEC crude oil production is estimated to have declined from 21.5 million b/d during the third quarter 2006 to 20.2 million b/d during the first quarter of 2007. While this decline in production has negatively impacted tonne mile demand, it has also resulted in sharply reduced inventory levels.  It is forecast that OPEC will increase its production level during the last half of 2007 to meet the expected increase in worldwide product demand levels, which should support rates during the last half of this year.

Seaborne crude oil imports into China in January and February 2007 were about the same level as in the comparable two month period in 2006, while overland imports (via rail and pipeline) increased. Lower import volumes of Middle East crude from OPEC sources were replaced by increased imports from East Africa and from South America, which was positive for tonne mile demand. It is expected that imports from South America, especially from Venezuela, Brazil and Colombia, will continue to increase over the balance of 2007.

With higher than normal refining maintenance and unplanned downtime, refining utilization rates in the U.S. averaged approximately 87% in the first quarter of 2007, the same level as the first quarter of 2006, when three refineries damaged during the 2005 Gulf Coast hurricanes experienced substantial downtime. U.S. refinery maintenance activity will subside during the second quarter, allowing refining utilization rates to steadily increase through the third quarter as the industry gears up for the summer driving season.

Operations (continued):

Higher refinery runs combined with the likely rebuilding of oil inventories during the second and third quarters should benefit both short-haul and long-haul crude sectors.

The world VLCC fleet reached 503 vessels (147.4 million dwt) at March 31, 2007, an increase of six vessels (1.8 million dwt) from the end of 2006. There were no demolitions in the first quarter. The VLCC orderbook increased by 8 vessels (2.5 million dwt) since the beginning of the year and totaled 177 vessels (54.2 million dwt) at March 31, 2007, equivalent to 36.8% of the existing VLCC fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Q1 — 2007	Q1 — 2006
Average	$37,400	$38,000
High	$51,000	$49,000
Low	$26,000	$15,900

* Rates based on Caribbean to U.S Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the first quarter of 2007 averaged $37,400 per day, a 2% decline from the average for the first quarter of 2006 and 9% below the average for the fourth quarter of 2006. Aframax rates in the Caribbean were highest in the month of January because of weather related delays in both the U.S. Gulf Coast and in the Bosporus Straits and lowest during the first week in February as weather delays lessened.  Rates increased in March, especially in the Black Sea and Mediterranean areas, primarily due to strikes in France, bad weather in Trieste, delays in the Bosporus, and increased liftings from Ceyhan via the BTC pipeline, which averaged 470,000 b/d in the first quarter of 2007.

North Sea production was approximately 200,000 b/d below year-ago levels. Despite the start-up of the Buzzard field in early January, declines from mature fields more than offset new production volumes. Planned maintenance activity that normally peaks in August and September will likely peak in June of this year with production shut-ins forecast at 440,000 b/d, including three of the biggest fields in Norway (Ekofisk, Oseberg and Statfjord B). Refiners increasing runs during these periods would need to replace North Sea crude with another light sweet crude oil in order to produce low sulfur transportation oil products that are in high demand during the summer. Planned downtime in the third quarter of 2007 is forecast to decline to 280,000 b/d.

Crude oil exports from Mexico during the first quarter of 2007 were approximately 15% below 2006 levels as U.S. Gulf of Mexico crude oil production that was shut-in during the first quarter of 2006 due to hurricane damages, increased and reduced the amount of Mexican crude oil required.

The world Aframax fleet grew from 714 vessels (72.5 million dwt) at December 31, 2006 to 730 vessels (74.2 million dwt) at March 31, 2007. Deliveries were much higher than deletions during the quarter, maintaining pressure on freight rates. The Aframax orderbook stood at 270 vessels (29.7 million dwt) at March 31, 2007, an increase from 230 vessels (25.3 million dwt) at the beginning of the year, equivalent to 40% of the existing Aframax fleet, based on deadweight tons.

Operations (continued):

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes — Crude and Residual Oils Caribbean to U.S. Atlantic Coast
	Q1 — 2007	Q1 — 2006
Average	$29,200	$26,400
High	$39,000	$34,000
Low	$19,500	$19,000

First quarter 2007 rates were strong, despite a 3% increase in fleet size during the first quarter. Rates for Panamaxes that move crude and residual oils from the Caribbean to the U.S. Atlantic Coast averaged $29,200 per day during the first quarter of 2007, 11% above the average for the corresponding quarter in 2006 and 30% higher than the average for the previous quarter. Rates were weakest during the last week of January with warm weather resulting in fuel oil imports of only 290,000 b/d into the U.S. and strongest from the last week in February and through March when fuel oil imports into the U.S. averaged 480,000 b/d, because of the onset of more winter-like weather.

Refinery maintenance programs during the first quarter of 2007 on the U.S. West Coast took longer than anticipated. This resulted in extended delays in port turnarounds, which increased tanker utilization rates and benefited freight rates. Additional planned refining maintenance activity on the U.S. West Coast is forecast to occur in April and May, but is expected to be completed in time for the surge in summertime transportation demand.

The world Panamax fleet at March 31, 2007 increased to 413 vessels (27.1 million dwt) from 401 vessels (26.3 million dwt) as of December 31, 2006. The orderbook increased by 28 vessels during the first quarter and stood at 283 vessels (17.3 million dwt) at March 31, 2007, equivalent to 63.7% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates * Handysize Product Carriers
	Q1 — 2007	Q1 — 2006
Average	$28,300	$25,200
High	$39,000	$35,900
Low	$19,100	$17,500

* Rates based on 60% trans-Atlantic and 40% Caribbean to the U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $28,300 per day during the first quarter of 2007, about 12% over the average rate for the first quarter of 2006 and 41% higher than the average rate for the fourth quarter of 2006.

Operations (continued):

Product Carrier rates during the first quarter of 2007 were buoyed by the increase in gasoline and diesel demand in the U.S. compared with year-ago levels. At the same time, the domestic supply situation became strained as planned refinery downtime on both the U.S. East and West Coasts and unplanned downtime at two key refineries, one in the U.S. and the other in Canada, resulted in lower volumes of light products being produced in North America. While part of the increased demand was met by inventory drawdowns, the remainder was supplied by product imports.

Trans-Atlantic product movements picked up in the first quarter as both Mexico and Nigeria required increased imports of gasoline from Europe. In Nigeria, disruptions at a major refinery reduced available supplies of gasoline and caused extended delays in port turnarounds that tied-up tonnage. Additionally, Mexico is now in a gasoline deficit situation and will require additional imports to meet growing demand levels.

New IMO regulations enacted at the beginning of 2007 ban existing IMO III product carriers from transporting vegetable oils unless the vessels are able to meet certain requirements. The required use of IMO II (or IMO III product carriers with waivers) has resulted in additional long haul trades as well as owners retiring older vessels from this trade. This has had a beneficial impact on product carrier rates during first quarter of 2007 and should continue to support rates for the remainder of this year.

The world Handysize fleet showed little change during the first quarter of 2007 and stood at 1,103 vessels (45.6 million dwt) at March 31, 2007, as the number of vessels scrapped was roughly equivalent to new additions to the fleet. There were 18 newbuilds contracted during the first quarter 2007 and the Handysize Product Carrier orderbook reached 378 vessels (16.6 million dwt) at March 31, 2007, equivalent to 36.4% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates Jones Act Product Carriers and Product Articulated Barges (ATBs)
	Q1 — 2007	Q1 — 2006
45,000 dwt Tankers	$64,800	$50,100
30,000 dwt ATBs	$41,900	$32,400

Although refinery maintenance in the first quarter of 2007 proved to be quite extensive, vessel demand remained strong, resulting in strong charter rates in the spot market.  The spot TCE rates for handymax tankers and handysize ATBs averaged $64,800 per day and $41,900 per day, respectively, both reflecting a 29% increase over the first quarter of 2006. OSG’s spot fleet experienced similar percentage increases in rates, although specific OSG vessels were smaller than those shown in the above table. Rates during the first quarter of 2006 were negatively impacted by a dramatic increase in refinery scheduled maintenance which greatly reduced spot fleet utilization. First quarter 2007 rates for both tankers and ATBs increased 9% over average rates for the fourth quarter of 2006, primarily because of a reduction in the number of available vessels. During the fourth quarter of 2006, one vessel was removed from the trade and another three reached their OPA expiration dates.  There were also three vessels in dry-dock

Operations (continued):

undergoing conversions to double hull. One new tanker, OSG’s Overseas Houston, was delivered during the first quarter resulting in 59 vessels trading in Jones Act coastwise market at the end of the first quarter of 2007, compared with 64 vessels at the end of the first quarter of 2006.

The Delaware Bay lightering business transported an average of 263,000 b/d during the first quarter of 2007, similar to lightering levels during the first quarter of 2006, but approximately 12% higher than levels in the fourth quarter of 2006. There was little refinery downtime in this region during the first quarter of 2007, which was one of the major reasons volumes improved relative to the fourth quarter of 2006.

The total Jones Act Product Carrier fleet consisted of 59 vessels (2.47 million dwt) as of March 31, 2007. Approximately 40% of this fleet, based on dwt, is not double hull and will be phased out during the next nine years in accordance with OPA 90 regulations.  Six vessels are expected to be removed from service and three others are expected to be converted during 2007.  Some of the older 17 double hull vessels could also be removed from service prior to 2015 based on their age profile.  The Jones Act Product Carrier orderbook consists of 38 tankers and barges in the 160,000 to 420,000 barrel size range are scheduled for delivery through 2013.

Outlook

Second quarter 2007 global oil demand is forecast by the International Energy Agency to be 84.4 million b/d, an increase of 1.5%, or 1.2 million b/d, over the second quarter of 2006. Increased demand is forecast throughout the world, with 33% of the demand increase in China, 24% in the Middle East, 19% in North America, 10% in Other non-OECD Asia and 9% in Latin America.

OPEC has stated that current production quotas will be maintained throughout the second quarter of 2007. As a result of this, it is likely that inventory levels, which normally begin to build in the second quarter in OECD countries, will remain flat in the second quarter of 2007. Therefore, inventory levels will likely be lower than last year during the Northern Hemisphere’s peak demand period in the second half of the year.

Global refining maintenance is believed to have peaked during March at 4.6 million b/d and is forecast to decline by about 1 million b/d during the second quarter. Refinery turnarounds during the second quarter will be centered in Asia and the Middle East. In the second half of the year, refiners are expected to increase throughput levels to meet Northern hemisphere peak gasoline and diesel demand followed by peak heating oil demand.

World oil demand for 2007 is forecast at 85.8 million b/d, an increase of 1.8% or 1.5 million b/d over 2006, twice the increase of 2006 over 2005. Forecast increases in Non-OPEC and Angolan production for 2007 amount to approximately 1.0 million b/d, indicating that there will be an additional call on OPEC production amounting to approximately 500,000 b/d.

China and the U.S. are expected to be the primary drivers of the anticipated increase in oil demand in 2007, with each country accounting for approximately a 500,000 b/d increase in demand.  Most of the demand increase in both countries is weighted towards the second half of this year.

Operations (continued):

Freight rates are highly sensitive to significant weather and geopolitical events, in addition to the more fundamental changes in world oil supply and demand and vessel trading patterns. The 2007 U.S. hurricane season is predicted to be more active than the long-term average and the probability of a major hurricane landfall is estimated to be about 125% of the long-term average. Any evidence of hurricanes recurring in the Gulf of Mexico will have a pronounced effect on freight rates for both crude oil and product movements. Geopolitical events, such as political uncertainty in Nigeria and increased tensions between the international community and Iran could also change supply patterns and impact rates.

The forecast growth in tanker supply during 2007 of 6% to 7% may limit potential improvements in freight rates. Increases in vessel supply are forecast in all categories, with the Panamax sector expected to increase the most.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Newly Issued Accounting Standards

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

Update on Critical Accounting Policies (continued):

FAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements was effective for OSG for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The adoption of the measurement date provisions of FAS 158 will not have a material effect on the Company’s financial position.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.”  FAS 159 provides entities with the opportunity to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting previsions.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption is permitted provided the Company also elects to apply the provisions of FAS 157.  The Company believes that the adoption of FAS 159 will not have a material effect on its earnings or financial position.

Income from Vessel Operations:

During the first quarter of 2007, TCE revenues decreased by $20,925,000, or 7%, to $259,184,000 from $280,109,000 in the first quarter of 2006.  During the first quarter of 2007, approximately 64% of the Company’s TCE revenues were derived in the spot market compared with 72% in the first quarter of 2006.  In the first quarter of 2007, approximately 36% of TCE revenues were generated from time or bareboat charters (“term”) compared with 28% in the first quarter of 2006.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the first quarter of 2007, income from vessel operations decreased by $52,107,000, or 40%, to $77,430,000 from $129,537,000 in the first quarter of 2006. See Note D to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations.  Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

Income from Vessel Operations (continued):

International Crude Tankers (dollars in thousands)

Three months ended March 31,	2007	2006
TCE revenues	$146,802	$207,091
Vessel expenses	(20,057)	(23,756)
Time and bareboat charter hire expenses	(33,437)	(33,766)
Depreciation and amortization	(17,067)	(19,794)
Income from vessel operations (a)	$76,241	$129,775
Average daily TCE rate	$38,767	$52,937
Average number of vessels (b)	26.0	30.0
Average number of vessels chartered-in under operating leases	16.8	15.3
Number of revenue days(c)	3,787	3,912
Number of ship-operating days: (d)
Owned vessels	2,340	2,700
Vessels bareboat chartered-in under operating leases	360	360
Vessels time chartered-in under operating leases	1,154	1,018

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

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2007 and 2006 between spot and time charter rates. The information is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

	2007		2006
Three months ended March 31,	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs:(a)
Average rate	$47,131	$—	$79,733	$—
Revenue days	1,556	—	1,633	—
Aframaxes: (b)
Average rate	$42,704	$29,140	$41,777	$26,619
Revenue days	954	319	1,039	323
Panamaxes:
Average rate	$31,634	$25,059	$35,986	$24,697
Revenue days	419	538	381	536

(a)          Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the three months ended March 31, 2006 would have been $79,358 per day.

(b)         Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the three months ended March 31, 2007 would have been $42,172 per day.

Income from Vessel Operations (continued):

During the first quarter of 2007, TCE revenues for the International Crude Tankers segment decreased by $60,289,000, or 29%, to $146,802,000 from $207,091,000 in the first quarter of 2006. This decrease resulted principally from a decrease in daily TCE rates earned by the VLCCs.  One of the time chartered-in VLCCs (Overseas Crown) was out of service for 56 days because of damage repairs during the first quarter of 2007.   TCE revenues for the first quarter of 2007 and 2006 reflect a loss of $507,000 and $611,000, respectively, generated by forward freight agreements.

Vessel expenses decreased by $3,699,000 to $20,057,000 in the first quarter of 2007 from $23,756,000 in the prior year’s first quarter due a decrease in operating days. Operating days decreased due to the sale of four vessels (two VLCCs and two Aframaxes) subsequent to March 31, 2006.  In addition, average daily vessel expenses for the first quarter of 2007 declined by $241 per day compared with the same year-ago period, principally as the result of decreases in repair expenses. Depreciation and amortization decreased by $2,727,000 to $17,067,000 from $19,794,000 in the first quarter of 2006 principally due to the vessel sales discussed above.

International Product Carriers (dollars in thousands)

Three months ended March 31,	2007	2006
TCE revenues	$57,898	$53,862
Vessel expenses	(18,874)	(18,130)
Time and bareboat charter hire expenses	(11,082)	(5,762)
Depreciation and amortization	(11,359)	(9,436)
Income from vessel operations	$16,583	$20,534
Average daily TCE rate	$20,298	$20,716
Average number of vessels	17.0	18.0
Average number of vessels chartered-in under operating leases	15.7	12.0
Number of revenue days	2,881	2,600
Number of ship-operating days:
Owned vessels	1,529	1,620
Vessels bareboat chartered-in under operating leases	1,171	1,080
Vessels time chartered-in under operating leases	244	—

Income from Vessel Operations (continued):

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2007 and 2006 between spot and time charter rates.  The information for Handysize Product Carriers is based, in part, on information provided by the commercial joint venture in which certain of the Company’s vessels participate.

	2007		2006
Three months ended March 31,	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	$—	$17,654	$—	$25,246
Revenue days	—	180	—	180
Handysize Product Carriers: (a)
Average rate	$30,148	$18,092	$31,779	$18,402
Revenue days	723	1,978	496	1,924

(a)          Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the three months ended March 31, 2007 and 2006 would have been $27,495 and $32,377 per day, respectively.

During the first quarter of 2007, TCE revenues for the International Product Carriers segment increased by $4,036,000, or 7%, to $57,898,000 from $53,862,000 in the first quarter of 2006. This increase in TCE revenues resulted from an increase in revenue days attributable to the delivery of three time chartered-in Handysize Product Carriers subsequent to March 31, 2006. TCE revenues for the first quarter of 2007 reflect a loss of $1,918,000 generated by forward freight agreements, compared with a gain of $331,000 in the first quarter of 2006.

Vessel expenses increased by $744,000 to $18,874,000 in the first quarter of 2007 from $18,130,000 in the prior year’s first quarter due to an increase in average daily expenses. The $662 per day increase in the average daily vessel expenses was principally attributable to increases in crew costs and the timing of delivery of lubricating oils. Time and bareboat charter hire expenses increased by $5,320,000 to $11,082,000 in the first quarter of 2007 from $5,762,000 in the first quarter of 2006 due to the delivery of the three time chartered-in vessels discussed above, as well as the sale and bareboat charter back of two Handysize Product Carriers (Overseas Limar and Overseas Nedimar) during the first quarter of 2007. Depreciation and amortization increased by $1,923,000 to $11,359,000 in the first quarter of 2007 from $9,436,000 in the first quarter of 2006 principally due to the amortization of drydock costs incurred subsequent to March 31, 2006.

Income from Vessel Operations (continued):

Other International (dollars in thousands)

Three months ended March 31,	2007	2006
TCE revenues (a)	$4,882	$6,201
Vessel expenses	(206)	(228)
Time and bareboat charter hire expenses	(3,185)	(3,132)
Depreciation and amortization	(1,334)	(1,030)
Income from vessel operations	$157	$1,811
Average daily TCE rate (a)	$27,122	$26,456
Average number of vessels chartered-in under operating leases	2.0	2.0
Number of revenue days	180	180
Number of ship-operating days, vessels time chartered-in under operating leases	180	180

(a)          TCE revenues include inter-segment commercial management fees of $1,439 for the three months ended March 2006.  Such amount has been excluded in the calculation of the average daily TCE rate.

As of March 31, 2007, the Company operated two International Flag Dry Bulk Carriers.

U. S. Segment (dollars in thousands)

Three months ended March 31,	2007	2006
TCE revenues	$49,602	$12,955
Vessel expenses	(21,677)	(6,803)
Time and bareboat charter hire expenses	(1,712)	(509)
Depreciation and amortization	(12,723)	(4,094)
Income from vessel operations	$13,490	$1,549
Average daily TCE rate	$29,846	$25,107
Average number of vessels	19.6	5.0
Average number of vessels chartered in under operating leases	1.6	2.0
Number of revenue days	1,662	516
Number of ship-operating days:
Owned vessels	1,767	450
Vessels bareboat chartered-in under operating leases	140	180

In November 2006, the Company acquired Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull U.S. Flag vessels serving the East and U.S. Gulf coastwise trades.  As a result of the combination, OSG’s U.S. Flag operating fleet totaled 23 vessels as of March 31, 2007, including 20 handysize product carriers and articulated tug barges and three other vessels.

Income from Vessel Operations (continued):

During the first quarter of 2007, TCE revenues for the U.S. segment increased by $36,647,000, or 283%, to $49,602,000 from $12,955,000 in the first quarter of 2006. The acquisition of Maritrans added TCE revenues of $31,778,000 and 1,093 revenue days. Results for the first quarter of 2007 also reflect the delivery of the Overseas Houston, the first in a series of Jones Act Product Carriers constructed by Aker Philadelphia Shipyard and bareboat chartered to the Company, and a reduction of 110 days during which vessels were out of service due to drydock. These increases were partially offset by the impact of the redelivery of a dry bulk carrier in late 2006.

Vessel expenses increased by $14,874,000 to $21,677,000 in the first quarter of 2007 from $6,803,000 in the first quarter of 2006 principally due to an increase in operating days as a result of the Maritrans acquisition. Time and bareboat charter hire expenses increased by $1,203,000 to $1,712,000 in the first quarter of 2007 from $509,000 in the first quarter of 2006 principally due to the delivery of the Overseas Houston. Depreciation and amortization increased by $8,629,000 to $12,723,000 in the first quarter of 2007 from $4,094,000 in the first quarter of 2006 principally due to the Maritrans acquisition.

General and Administrative Expenses

During the first quarter of 2007, general and administrative expenses increased by $5,027,000 to $29,038,000 from $24,011,000 in the first quarter of 2006 principally because of the following:

•                  expenses of the Tampa and Philadelphia offices associated with the Maritrans acquisition aggregating $4,459,000; and

•                  an increase in compensation related to stock options and restricted stock of $1,108,000.

These increases were partially offset by:

•                 costs of $960,000 incurred during the first quarter of 2007, compared with $2,482,000 in the first quarter of 2006, in connection with the investigations by the U.S. Department of Justice.

Equity in Income of Affiliated Companies:

During the first quarter of 2007, equity in income of affiliated companies decreased by $3,428,000 to $3,384,000 from $6,812,000 in the first quarter of 2006.  All vessels operating in companies accounted for by the equity method are on time charter, with profit sharing.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP.  ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards.  Such income is included in the U.S. segment.

Equity in Income of Affiliated Companies (continued):

The following table is a summary of the Company’s interest in its equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are the Company’s actual ownership percentages as of March 31, 2007 and 2006.

Three months ended March 31,	2007		2006
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	79	29.2%	119	44.5%
Aframaxes operating on long-term charters	102	29.2%	158	44.5%
Total	181	29.2%	277	44.5%

Interest Expense:

The components of interest expense are as follows (in thousands):

Three months ended March 31,	2007	2006
Interest before impact of swaps and capitalized interest	$17,428	$22,967
Impact of swaps	(15)	775
Capitalized interest	(4,245)	(1,135)
Interest expense	$13,168	$22,607

Interest expense decreased by $9,439,000 to $13,168,000 in the first quarter of 2007 from $22,607,000 in the first quarter of 2006 as a result of a reduction in the average amount of debt outstanding of $80,475,000 (substantially all of which was floating rate debt) and the inclusion in interest expense in the first quarter of 2006 of a $4,800,000 write off of the unamortized balance of deferred finance charges for terminated credit facilities, partially offset by the impact of an increase in the average rate paid on floating rate debt of 70 basis points to 5.8% from 5.1% in the comparable quarter of 2006. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at March 31, 2007 and 2006 was 6.7% and 6.9%, respectively. Such rates take into consideration related interest rate swaps.

Provision/(Credit) for Federal Income Taxes:

The income tax provision for the three months ended March 31, 2007 and the income tax credit for the three months ended March 31, 2006 are based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries. The change in the income tax provision for the first quarter of 2007 compared with the first quarter of 2006 is principally the result of an increase in non-shipping income of the Company’s foreign subsidiaries. On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated

Provision/(Credit) for Federal Income Taxes (continued):

to the U.S.  Because the Company intends to permanently reinvest these earnings in foreign operations, no provision for U.S. income taxes on such earnings of its foreign subsidiaries is required after December 31, 2004.

In September 2006, the Company made an election under the Jobs Creation Act, effective for years commencing with 2005, to have qualifying U.S. Flag operations taxed under a tonnage tax regime rather than under the usual U.S. corporate income tax regime.  As a result of that election, OSG’s taxable income for U.S. income tax purposes with respect to the eligible U.S. Flag vessels will not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports).

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

Three months ended March 31,	2007	2006
Net income	$84,652	$128,364
Provision/(credit) for federal income taxes	5,752	(5,230)
Interest expense	13,168	22,607
Depreciation and amortization	42,483	34,354
EBITDA	$146,055	$180,095

Liquidity and Sources of Capital:

Working capital at March 31, 2007 was approximately $629,000,000 compared with $618,000,000 at December 31, 2006. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $221,000,000 at March 31, 2007.  Net cash provided by operating activities in the first three months of 2007 was more than $78,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2007) compared with $143,000,000 in the first three months of 2006. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to March 31, 2007, compared with the actual TCE rates achieved during the first three months of 2007, will have a negative comparative impact on the amount of cash provided by operating activities.

Liquidity and Sources of Capital (continued):

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

As of March 31, 2007, OSG had $1,800,000,000 of long-term unsecured credit availability, of which $290,000,000 had been borrowed and an additional $89,100,000 had been used for letters of credit issued principally in conjunction with the construction of four Aframaxes. The Company’s one long-term revolving credit facility matures as follows: $150,000,000 (2011), $150,000,000 (2012) and $1,500,000,000 (2013).

On April 24, 2007, the OSG’s Board of Directors authorized, and the Company agreed to purchase, all of the outstanding shares held by Archer-Daniels-Midland Company (“ADM”), or 5,093,391 shares, at $65.42 per share.  OSG financed the cost of the share repurchase from ADM through borrowings under existing credit facilities.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of March 31, 2007.  The financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Because a portion of OSG’s debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company’s ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of March 31, 2007, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $856,956,000. Such debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of

Liquidity and Sources of Capital (continued):

$908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of March 31, 2007, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During the first quarter of 2007, the joint venture made $45,403,000 of progress payments. The aggregate unpaid contract costs of $181,613,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as March 31, 2007 follows (in thousands):

	Balance of 2007	2008	2009	2010	2011	Beyond 2011	Total
Debt (1)	$75,714	$101,080	$97,965	$96,635	$95,417	$1,256,796	$1,723,608
Obligations under capital leases (1)	8,111	11,888	10,808	9,692	8,102	—	48,601
Operating lease obligations (chartered-in vessels) (2)	192,930	284,629	295,422	294,163	247,163	696,892	2,011,199
Advances to affiliated companies	—	21,596	37,792	26,995	—	—	86,383
Construction installments (3)	238,919	199,659	143,482	139,955	249	—	722,264

(1)          Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt ($206,303 as of March 31, 2007) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at March 31, 2007 of 5.4%.  The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $65,505 at March 31, 2007.  These swaps effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 5.8%.

(2)          As of March 31, 2007, the Company had charter-in commitments for 66 vessels on leases that are, or will be, accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options.

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

OSG expects to finance vessel commitments from working capital, the Capital Construction Fund, cash anticipated to be generated from operations, existing long-term credit facilities, and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such charter rates are volatile.

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

The Company enters into Forward Freight Agreements (“FFAs”) and related FFA options as economic hedges to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business.  By using FFAs and related FFA options, OSG manages the financial risk associated with fluctuating market conditions.  FFAs generally cover periods ranging from one month to one year and involve contracts to provide a fixed number of theoretical voyages at fixed rates.  FFAs and related FFA options are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house, with whom OSG started to trade during November 2006.  Although NOS ASA requires the posting of collateral, the use of a clearing house reduces the Company’s exposure to counterparty credit risk.  OSG is exposed to market risk in relation to its positions in FFAs and related FFA options and could suffer substantial losses from these activities in the event its expectations prove to be incorrect.  OSG enters into FFAs and related FFA options with an objective of either economically hedging risk or for trading purposes to take advantage of short term fluctuations in freight rates.  As of March 31, 2007, OSG was committed to FFA agreements with a fair value of $1,532,000, which has been recorded as a liability.  These contracts settle between April 2007 and December 2009.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

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

PART II — OTHER INFORMATION

Item 1.                Legal Proceedings

On December 19, 2006, the Company and the U.S. Department of Justice reached a comprehensive settlement regarding violations concerning the Company’s handling of waste oils and maintenance of books and records relating thereto stemming from an investigation that began in 2003.  Under the settlement, the Company agreed to plead guilty to a total of 33 counts, one of which concerns the improper discharge of oil in 2002 and the remaining counts concern record-keeping violations, including making false statements, obstruction and conspiracy related to such record-keeping violations.  The settlement also provided that the Company pay a fine in the amount of $27.8 million and pay $9.2 million to designated environmental community service programs, all of which has been reserved in the Company’s financial statements, and agree to an environmental compliance program, which is substantially the same as the Company’s existing environmental management programs.  The settlement was subject to the acceptance by federal courts in the Eastern District of Texas and the District of Massachusetts.

On January 23, 2007, a contingent plea with respect to the settlement was entered in the Eastern District of Texas.  The U.S. Department of Justice has filed a notice of appeal regarding an issue that arose before the settlement was reached which will have a bearing on the counts to which the Company will ultimately plead in such district but the actual sentence has been established. On March 21, 2007, a consolidated plea and sentencing was entered in the District of Massachusetts, and is subject to a confirmatory court order, which is expected shortly.

On March 2, 2007, the Company, acting in compliance with the terms of its existing management programs, self-reported to the U.S. Department of Justice allegations concerning the Company’s handling of waste oils and maintenance of books and records on one of the Company’s International Flag vessels.  The Company and the U.S. Department of Justice are both investigating these allegations and the Company is cooperating with the Justice Department investigation.  The Justice Department has issued a

Item 1.                Legal Proceedings (continued)

subpoena for documents concerning the vessel and requested that certain crew members testify before a grand jury.  In accordance with Statement of Financial Accounting Standards No. 5, “Contingent Liabilities,” the Company assessed the likelihood of incurring any liability as a result of the investigation.  The investigation is preliminary and no charges against the Company have been filed.  Accordingly, no loss accrual has been recorded.

Item 1A.             Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2007, the Company purchased 7,773 shares of its common stock for an average of $56.48 per share (the weighted average closing price on the dates such shares were purchased) from certain of its employees, who elected to pay the withholding taxes upon the vesting of restricted stock by delivering (and, thus, selling) shares of OSG’s common stock in accordance with the terms of the Company’s 2004 Stock Incentive Plan.

During June 2006, the Board approved a repurchase program, authorizing $300,000,000 to be expended on the repurchase of common stock. As of March 31, 2007, the Company had repurchased an aggregate of 1,358,100 shares at an average price of $59.35 per share and $219,403,000 remained available for repurchase under the June 2006 authority.

The following table shows the first quarter 2007 stock repurchase activity:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
March and total	1,044,600	$59.42	1,044,600	3,692,321

(a)             Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 6.                Exhibits

See Exhibit Index on page 43.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 2007 and the related condensed consolidated statements of operations, cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended not presented herein, and in our report dated February 22, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York

April 27, 2007

OVERSEAS SHIPHOLDING GROUP, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 1, 2007	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: May 1, 2007	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President, Chief Financial Officer
and Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1

Letter Agreement dated February 15, 2007 between registrant and an executive officer relating to the employment letter agreement dated as of January 19, 2004 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

10.2

Letter Agreement dated February 15, 2007 between registrant and an executive officer relating to the change of control letter agreement dated as of January 19, 2004 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

10.3

Restricted Stock Award dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

10.4

Nonqualified Stock Option Agreement dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

10.5

Restricted Stock Unit Award dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

10.6

Nonqualified Stock Option Agreement dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

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