Form 10-Q
period 2007-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2007-08-01
CIK 75208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

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

Common Shares outstanding as of July 30, 2007—32,668,557

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$742,116	$606,758
Voyage receivables	158,329	136,043
Other receivables, including federal income taxes recoverable	72,925	71,723
Inventories and prepaid expenses	40,775	30,997
Total Current Assets	1,014,145	845,521
Capital Construction Fund	215,790	315,913
Vessels and other property, less accumulated depreciation of $443,764 and $377,791	2,469,590	2,501,846
Vessels held for sale	11,025	—
Vessels under capital leases, less accumulated amortization of $81,821 and $78,272	27,201	30,750
Deferred drydock expenditures, net	58,257	50,774
Total Vessels, Deferred Drydock and Other Property	2,566,073	2,583,370

Investments in Affiliated Companies	157,306	275,199
Intangible Assets, less accumulated amortization of $3,810 and $389	117,690	92,611
Goodwill	74,526	64,293
Other Assets	69,018	53,762
Total Assets	$4,214,548	$4,230,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$194,051	$192,500
Short-term debt and current installments of long-term debt	27,546	27,426
Current obligations under capital leases	8,021	7,650
Total Current Liabilities	229,618	227,576
Long-term Debt	1,526,256	1,273,053
Obligations under Capital Leases	29,527	33,894
Deferred Gain on Sale and Leaseback of Vessels	205,560	218,759
Deferred Federal Income Taxes ($239,535 and $234,269) and Other Liabilities	288,406	270,076

Stockholders’ Equity	1,935,181	2,207,311
Total Liabilities and Stockholders’ Equity	$4,214,548	$4,230,669

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Shipping Revenues:
Pool revenues including $18,860, $12,129, $35,785 and $25,693 received from companies accounted for by the equity method	$138,973	$133,002	$276,776	$326,107
Time and bareboat charter revenues	90,447	68,252	175,381	139,100
Voyage charter revenues	70,577	29,499	123,124	56,572
	299,997	230,753	575,281	521,779
Operating Expenses:
Voyage expenses	25,763	14,449	41,863	25,366
Vessel expenses	68,858	53,876	129,672	102,791

Charter hire expenses, including $20,244, $19,516, $41,121 and $43,655 paid to a company accounted for by the equity method	67,949	38,056	117,365	81,227
Depreciation and amortization	44,099	35,860	86,582	70,214
General and administrative	31,687	23,070	60,725	47,081
Loss/(gain) on disposal of vessels	(5,623)	3,498	(5,620)	3,619
Total Operating Expenses	232,733	168,809	430,587	330,298
Income from Vessel Operations	67,264	61,944	144,694	191,481
Equity in Income of Affiliated Companies	2,885	4,516	6,269	11,328
Operating Income	70,149	66,460	150,963	202,809
Other Income	34,290	6,794	57,048	16,186
	104,439	73,254	208,011	218,995
Interest Expense	18,281	15,134	31,449	37,741
Income before Federal Income Taxes	86,158	58,120	176,562	181,254
Provision/(Credit) for Federal Income Taxes	7,166	(2,111)	12,918	(7,341)
Net Income	$78,992	$60,231	$163,644	$188,595

Weighted Average Number of Common Shares Outstanding:
Basic	34,404,900	39,536,097	36,733,878	39,526,087
Diluted	34,622,798	39,590,687	36,895,084	39,580,119
Per Share Amounts:
Basic net income	$2.30	$1.52	$4.45	$4.77
Diluted net income	$2.28	$1.52	$4.44	$4.76
Cash dividends declared	$0.5625	$0.50	$0.8125	$0.675

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$163,644	$188,595
Items included in net income not affecting cash flows:
Depreciation and amortization	86,582	70,214
Amortization of deferred gain on sale and leasebacks	(23,561)	(20,861)
Deferred compensation relating to restricted stock and stock option grants	4,606	1,900
Provision/(credit) for deferred federal income taxes	5,668	(5,400)
Undistributed earnings of affiliated companies	7,717	7,045
Other — net	3,667	3,951
Items included in net income related to investing and financing activities:
Gain on sale of securities—net	(41,285)	(8,889)
Loss/(gain) on disposal of vessels	(5,620)	3,619
Payments for drydocking	(24,690)	(21,279)
Changes in operating assets and liabilities	(43,379)	18
Net cash provided by operating activities	133,349	218,913
Cash Flows from Investing Activities:
Expenditures for vessels	(149,991)	(5,394)
Withdrawals from Capital Construction Fund	106,700	—
Proceeds from disposal of vessels	117,548	—
Acquisition of Heidmar lightering, net of cash acquired of $2,600	(38,375)	—
Expenditures for other property	(4,848)	(3,293)
Investments in and advances to affiliated companies	(27,934)	—
Proceeds from disposal of investments in affiliated companies	194,815	—
Other — net	258	(936)
Net cash provided by/(used in) investing activities	198,173	(9,623)
Cash Flows from Financing Activities:
Purchases of treasury stock	(427,618)	—
Issuance of debt, net of issuance costs	267,000	48,663
Payments on debt and obligations under capital leases	(17,680)	(242,889)
Cash dividends paid	(18,163)	(16,807)
Issuance of common stock upon exercise of stock options	317	215
Other — net	(20)	(9,765)
Net cash (used in) financing activities	(196,164)	(220,583)
Net increase/(decrease) in cash and cash equivalents	135,358	(11,293)
Cash and cash equivalents at beginning of year	606,758	188,588
Cash and cash equivalents at end of period	$742,116	$177,295

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income**	Total
Balance at January 1, 2007	$40,791	$202,712	$1,996,826	1,565,559	$(34,522)	$1,504	$2,207,311
Net Income			163,644				163,644
Effect of Derivative Instruments						15,538	15,538
Effect of Pension and Other Postretirement Benefit Plans						(206)	(206)
Comprehensive Income							178,976 ***
Cash Dividends Declared			(28,411)				(28,411)
Deferred Compensation Related to Options Granted		1,771					1,771
Issuance of Restricted Stock Awards		(1,662)		(135,619)	1,662		—
Amortization of Restricted Stock Awards		2,835					2,835
Options Exercised and Employee Stock Purchase Plan		237		(6,302)	80		317
Purchases of Treasury Stock				6,573,564	(427,618)		(427,618)
Balance at June 30, 2007	$40,791	$205,893	$2,132,059	7,997,202	$(460,398)	$16,836	$1,935,181

Balance at January 1, 2006	$40,791	$199,570	$1,640,742	1,341,718	$(17,019)	$11,944	$1,876,028
Net Income			188,595				188,595
Net Unrealized Holding Losses on Available-For-Sale Securities						(6,155)	(6,155)
Effect of Derivative Instruments						24,657	24,657
Minimum Pension Liability						(41)	(41)
Comprehensive Income							207,056 ***
Cash Dividends Declared			(26,691)				(26,691)
Deferred Compensation Related to Options Granted		756					756
Issuance of Restricted Stock Awards		(931)		(81,179)	931		—
Amortization of Restricted Stock Awards		1,144					1,144
Options Exercised and Employee Stock Purchase Plan		115		(7,850)	100		215
Balance at June 30, 2006	$40,791	$200,654	$1,802,646	1,252,689	$(15,988)	$30,405	$2,058,508

*                    Par value $1 per share; 120,000,000 shares authorized; 40,790,759 shares issued.

**             Amounts are net of tax.

***      Comprehensive income for the three month periods ended June 30, 2007 and 2006 was $92,530 and $65,899, respectively.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2007	2006	2007	2006
Net income	$78,992	$60,231	$163,644	$188,595
Common shares outstanding, basic:
Weighted average shares outstanding, basic	34,404,900	39,536,097	36,733,878	39,526,087
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	34,404,900	39,536,097	36,733,878	39,526,087
Dilutive equity awards	217,898	54,590	161,206	54,032
Weighted average shares outstanding, diluted	34,622,798	39,590,687	36,895,084	39,580,119

For the three and six months ended June 30, 2007 and 2006, the anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share were not material.

Note C — Change in Accounting Principle:

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

Note D — Acquisitions:

Maritrans Inc.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of Maritrans’ assets and liabilities at the date of the acquisition (in thousands):

Assets:
Current assets, including receivables	$74,843
Vessels	452,037
Intangible assets subject to amortization	93,000
Goodwill	64,912
Other assets	1,598
Total assets acquired	686,390
Liabilities:
Current liabilities, including currentinstallments of long-term debt	34,090
Long-term debt	51,427
Deferred federal income taxes and other liabilities	131,787
Total liabilities assumed	217,304
Net assets acquired (cash consideration)	$469,086

The Company’s purchase price allocation is preliminary and will be finalized by year-end 2007.

Heidmar Lightering

In April 2007, OSG acquired the Heidmar Lightering business from a subsidiary of Morgan Stanley Capital Group Inc. for cash of approximately $41,000,000.  The operation, a fleet of four International Flag Aframaxes and two U.S. Flag workboats, provides crude oil lightering services to refiners, oil companies and trading companies primarily in the U.S. Gulf.  The business manages a portfolio of one-to-three year fixed rate cargo contracts.  Under the agreement, OSG acquired the lightering fleet, which was time chartered-in, including a 50% residual interest in two specialized lightering Aframaxes.  The operating results of the Heidmar Lightering business have been included in the Company’s financial statements commencing April 1, 2007.

Note E — Business and Segment Reporting:

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

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2007 and 2006 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended June 30, 2007:
Shipping revenues	$171,417	$63,614	$6,239	$58,727	$299,997
Time charter equivalent revenues	160,310	59,223	5,933	48,768	274,234
Depreciation and amortization	18,711	10,925	1,467	12,996	44,099
Gain on disposal of vessels	(1)	5,624	—	—	5,623
Income from vessel operations	68,891	13,874	1,258	9,305	93,328
Equity in income of affiliated companies	1,336	—	150	1,399	2,885
Investments in affiliated companies at June 30, 2007	25,954	900	128,156	2,296	157,306
Total assets at June 30, 2007	1,580,448	642,022	130,191	780,385	3,133,046

Six months ended June 30, 2007:
Shipping revenues	319,656	127,792	11,388	116,445	575,281
Time charter equivalent revenues	307,112	117,121	10,815	98,370	533,418
Depreciation and amortization	35,778	22,284	2,801	25,719	86,582
Gain on disposal of vessels	4	5,624	(8)	—	5,620
Income from vessel operations	145,132	30,457	1,415	22,795	199,799
Equity in income of affiliated companies	3,691	—	320	2,258	6,269
Expenditures for vessels	16,392	42,487	—	91,112	149,991
Payments for drydocking	10,782	9,620	—	4,288	24,690

Three months ended June 30, 2006:
Shipping revenues	147,358	58,386	5,095	19,914	230,753
Time charter equivalent revenues	145,552	49,340	6,295	15,117	216,304
Depreciation and amortization	20,036	9,779	1,123	4,922	35,860
Loss on disposal of vessels	(1,310)	—	(88)	(2,100)	(3,498)
Income from vessel operations	74,277	10,881	1,840	1,514	88,512
Equity in income of affiliated companies	3,042	—	175	1,299	4,516
Investments in affiliated companies at June 30, 2006	162,586	—	119,534	3,029	285,149
Total assets at June 30, 2006	1,826,056	710,677	120,911	87,999	2,745,643

Six months ended June 30, 2006:
Shipping revenues	355,379	121,022	10,100	35,278	521,779
Time charter equivalent revenues	352,643	103,202	12,496	28,072	496,413
Depreciation and amortization	39,830	19,215	2,153	9,016	70,214
Loss on disposal of vessels	(1,431)	—	(88)	(2,100)	(3,619)
Income from vessel operations	204,052	31,415	3,651	3,063	242,181
Equity in income of affiliated companies	8,030	—	307	2,991	11,328
Expenditures for vessels	2,153	47	—	3,194	5,394
Payments for drydocking	3,477	10,315	—	7,487	21,279

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Time charter equivalent revenues	$274,234	$216,304	$533,418	$496,413
Add: Voyage expenses	25,763	14,449	41,863	25,366
Shipping revenues	$299,997	$230,753	$575,281	$521,779

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

Reconciliations of income from vessel operations of the segments to income before federal income taxes as reported in the consolidated income statements follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Total income from vessel operations of all segments	$93,328	$88,512	$199,799	$242,181
General and administrative expenses	(31,687)	(23,070)	(60,725)	(47,081)
(Loss)/gain on disposal of vessels	5,623	(3,498)	5,620	(3,619)
Consolidated income from vessel operations	67,264	61,944	144,694	191,481
Equity in income of affiliated companies	2,885	4,516	6,269	11,328
Other income	34,290	6,794	57,048	16,186
Interest expense	(18,281)	(15,134)	(31,449)	(37,741)
Income before federal income taxes	$86,158	$58,120	$176,562	$181,254

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of June 30,	2007	2006
Total assets of all segments	$3,133,046	$2,745,643
Corporate cash and securities, including Capital Construction Fund	957,906	477,577
Other unallocated amounts	123,596	104,500
Consolidated total assets	$4,214,548	$3,327,720

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method.  As of June 30, 2007, the Company had approximately a 50% interest in two joint ventures that have four LNG Carriers and two VLCCs under construction.

Double Hull Tankers, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering.  In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. During 2007, the Company sold the remaining 13,351,500 shares of DHT and received net cash proceeds of $194,815,000.  Such sales reduced the Company’s interest in DHT to 0.0% as of June 30, 2007 from 44.5% as of December 31, 2006.  OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel.  The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements.

VLCC Joint Venture

In January 2007, the Company acquired a 49.99% interest in a company, which is constructing two VLCCs, for approximately $24,100,000.  The vessels are scheduled to be delivered to the joint venture in 2009.  The remaining commitments under the construction contracts will be financed by the joint venture through advances from the partners. The Company expects to make additional advances aggregating approximately $86,000,000 during the period from 2008 to 2009.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 or 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of June 30, 2007, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During the first six months of 2007, the joint venture made $45,403,000 of progress payments. The aggregate unpaid costs of $181,613,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022. As of June 30, 2007, the joint venture has recorded an asset of $44,518,000 for the fair value of these swaps.  The Company’s share of such amount is included in accumulated other comprehensive income in the accompanying balance sheet.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Time charter equivalent revenues	$54,584	$57,718	$107,020	$121,291
Ship operating expenses	(40,508)	(44,471)	(79,763)	(88,843)
Income from vessel operations	14,076	13,247	27,257	32,448
Other income	466	474	917	863
Interest expense *	(3,347)	(3,229)	(6,580)	(6,500)
Net income	$11,195	$10,492	$21,594	$26,811

* Interest is net of amounts capitalized in connection with vessel construction of $9,259 (three months ended June 30, 2007), $3,269 (three    months ended June 30, 2006), $17,932 (six months ended June 30, 2007) and $4,852 (six months ended June 30, 2006).

Note G — Derivatives:

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

Certain FFAs qualified as cash flow hedges for accounting purposes at June 30, 2007 with the change in fair value of the effective portions being recorded in accumulated other comprehensive income as a loss amounting to $2,671,000. All qualifying hedges together with FFAs that do not qualify for hedge accounting are shown at fair value in the balance sheet.

As of June 30, 2007, the Company recorded a liability of $9,696,000 related to the fair values of all of these agreements representing positions that extend to December 2009.  For the six months ended June 30, 2007 and 2006, OSG recognized net losses of $9,167,000 and $1,257,000, respectively, from transactions involving FFAs and related FFA options.

Interest Rate Swaps

As of June 30, 2007, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $61,572,000 pursuant to which it pays fixed rates ranging from 4.7% to 5.4% and receives floating rates based on LIBOR (approximately 5.4% as of June 30, 2007). These agreements contain no leverage features and have maturity dates ranging from December 2008 to August 2014.  As of June 30, 2007, the Company has recorded an asset of $312,000 related to the fair values of these swaps.

During the first quarter of 2006, the Company transferred a loss of $232,000 from accumulated other comprehensive income to other income in the accompanying statement of operations for interest rate swaps that matured in July 2006 with notional amounts totaling $199,000,000 that no longer qualified as effective cash flow hedges because the underlying debt was repaid.

Note H — Debt:

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

As of June 30, 2007, the Company had unused long-term unsecured credit availability of $978,900,000 which reflects $88,100,000 of letters of credit issued principally in connection with the construction of four Aframaxes.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of June 30, 2007, approximately 18.3% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $29,345,000 and $43,062,000 for the six month periods ended June 30, 2007 and 2006, respectively.

Note I — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations.  Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2007 and 2006. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures was required as of June 30, 2007 because the Company intends to indefinitely reinvest such earnings ($80,000,000 at June 30, 2007).  The unrecognized deferred U.S. income taxes attributable thereto approximated $27,900,000.

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

As of June 30, 2007, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $1,800,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $630,000,000.

The components of the provision/(credit) for federal income taxes follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Current	$4,332	$(100)	$7,250	$(1,941)
Deferred	2,834	(2,011)	5,668	(5,400)
	$7,166	$(2,111)	$12,918	$(7,341)

Note J — Capital Stock and Stock Compensation:

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $300,000,000 worth of the Company’s common stock, from time-to-time. On April 24, 2007, the Board authorized, and the Company agreed to purchase, all of the outstanding shares held by Archer-Daniels-Midland Company, or 5,093,391 shares, at $65.42 per share. The above purchase, in addition to total shares repurchased to date under the June 2006 authority, aggregated 6,451,491 shares as of June 30, 2007. In addition, on April 24, 2007, the Board authorized a new share repurchase program of $200,000,000, which replaced the prior $300,000,000 share repurchase program. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of  June 30, 2007, the Company had repurchased 427,800 shares of its common stock under the 2007 program.

In the first six months of 2007 and 2006, the Company awarded a total of 143,351 and 83,411 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the six months ended June 30, 2007 and 2006 was $56.42 and $49.04 per share, respectively.  In addition, in the first six months of 2007 and 2006, options covering 346,391 and 154,686 shares were granted, respectively, at the market prices at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date.  The weighted average exercise prices of options granted during the six months ended June 30, 2007 and 2006 were $58.78 and $49.03 per share, respectively (the market prices at dates of grant).  The weighted average grant-date fair values of options granted during the six months ended June 30, 2007 and 2006 were $17.96 and $18.04 per share, respectively.

In the first six months of 2007, the Company granted a total of 278,083 performance related restricted stock units and performance related options covering 146,270 shares to certain of its employees, including senior officers.  Each performance stock unit represents a contingent right to receive one share of common stock if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured.  The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest.  In certain instances, cash dividends, if declared, will be held uninvested and without interest and paid in cash if and when such performance stock units vest.  The weighted average grant-date market prices of the performance stock units awarded during the first six months of 2007 was $56.46 per share.  The estimated weighted average grant-date fair value of performance stock units awarded during the first six months of 2007 was $20.41 per share. The weighted average exercise price of the performance options awarded during the first six months of 2007 was $63.44 per share (the market price at date of grant).  The estimated weighted average grant-date fair value of performance options awarded during the first six months of 2007 was $18.67 per share.

In the first six months of 2007 and 2006, the Company granted a total of 12,000 and 11,000 restricted stock units, respectively, to certain of its non-employee directors.  Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member.  The restricted stock units vest upon the earlier of the first anniversary of the date of grant or the next annual meeting of the stockholders.  The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director.  The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.  At the date of the awards in the first six months of 2007 and 2006, the fair market value of the Company’s stock was $79.16 and $58.32 per share, respectively.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

Note K — Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, in the consolidated balance sheets follow:

In thousands as of	June 30, 2007	December 31, 2006
Unrealized gains on derivative instruments	$20,790	$5,252
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(3,954)	(3,748)
	$16,836	$1,504

Included in accumulated other comprehensive income at June 30, 2007 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $1,770,000 ($1,222,000 net of tax), unrecognized prior service costs of $643,000 ($647,000 net of tax) and unrecognized actuarial losses of $3,063,000 ($2,085,000 net of tax).  The transition obligation, prior service credit and actuarial loss previously included in accumulated other comprehensive income recognized in net periodic cost during the six months ended June 30, 2007 were $119,000, $286,000 and $40,000, respectively.

Note L — Leases:

1.                   Charters-in:

As of June 30, 2007, the Company had commitments to charter-in 67 vessels. Sixty-four of such charter-ins are, or will be, accounted for as operating leases, of which 31 are bareboat charters and 33 are time charters.  The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

Dollars in thousands at June 30, 2007	Amount	Operating Days
2007	$40,217	4,001
2008	99,802	8,466
2009	110,061	7,055
2010	118,672	6,058
2011	109,955	5,409
Thereafter	372,264	18,641
Net minimum lease payments	$850,971	49,630

Time Charters-in:

Dollars in thousands at June 30, 2007	Amount	Operating Days
2007	$95,663	4,087
2008	196,598	8,524
2009	194,980	8,420
2010	186,649	8,040
2011	146,800	6,372
Thereafter	333,341	19,281
Net minimum lease payments	$1,154,031	54,724

The above table reflects the acquisition of the Heidmar Lightering business, which included two vessels that were time-chartered in.  The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under three bareboat charters-in that are classified as capital leases are as follows:

Dollars in thousands at June 30, 2007
2007	$5,142
2008	11,888
2009	10,808
2010	9,692
2011	8,102
Net minimum lease payments	45,632
Less amount representing interest	(8,084)
Present value of net minimum lease payments	$37,548

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

During the first six months of 2007, the Company entered into charter-in arrangements in conjunction with other pool members covering a 50% interest in the three-year time charters of two newbuilding Aframaxes and a five-year time charter of one newbuilding VLCC, which commence upon their delivery from shipyards in 2007.

2.     Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

In thousands at June 30, 2007	Amount	Revenue Days
2007	$187,210	7,607
2008	276,456	11,072
2009	212,622	7,198
2010	200,850	5,289
2011	159,015	3,633
Thereafter	165,071	3,573
Net minimum lease payments	$1,201,224	38,372

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

Charters on two vessels provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values.  As of June 30, 2007, the charterer has exercised its purchase option for one of the two vessels.

Note M — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension, and postretirement health care and life insurance plans was not material during the six months ended June 30, 2007 and 2006.

There was no required contribution to the Company’s domestic defined benefit plans for the 2006 plan year, and the Company believes that there will be no required contribution for the 2007 plan year.

Note N— Other Income:

Other income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Investment income:
Interest and dividends	$9,534	$4,506	$16,454	$9,335
Gain on sale of securities and other investments	26,270	3,923	41,285	8,889
	35,804	8,429	57,739	18,224
Loss on repurchases of debt	—	(1,511)	—	(1,511)
Loss on derivative transactions	(1,955)	(5)	(2,155)	(245)
Miscellaneous — net	441	(119)	1,464	(282)
	$34,290	$6,794	$57,048	$16,186

Note O — Agreements with Executive Officers:

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

Note P — Legal Matters:

On December 19, 2006, the Company and the U.S. Department of Justice reached a comprehensive settlement regarding violations concerning the Company’s handling of waste oils and maintenance of books and records relating thereto stemming from an investigation that began in 2003.  Under the settlement, the Company agreed to plead guilty to a total of 33 counts, one of which concerned the improper discharge of oil in 2002 and the remainder of which concerned record-keeping violations, including making false statements, obstruction and conspiracy related to such record-keeping violations.  The settlement also provides that the Company pay a fine in the amount of $27.8 million and pay $9.2 million to designated environmental community service programs, all of which has been reserved in the Company’s financial statements, and agree to an environmental compliance program, which is substantially the same as the Company’s existing environmental management programs.  The settlement was subject to the acceptance by federal courts in the District of Massachusetts and the Eastern District of Texas, and such courts accepted the settlement in March 2007 and June 2007, respectively.

On March 2, 2007, the Company, acting in compliance with the terms of its existing management programs, self-reported to the U.S. Department of Justice allegations of possible violations of law concerning the Company’s handling of waste oils and maintenance of books and records on one of the Company’s International Flag vessels.  The Company and the U.S. Department of Justice are both investigating these allegations and the Company is cooperating with the Justice Department investigation.  The Justice Department has issued a subpoena for documents concerning the vessel.  In addition, certain crew members have testified before a grand jury.  In accordance with Statement of Financial Accounting Standards No. 5, “Contingent Liabilities,” the Company assessed the likelihood of incurring any liability as a result of the investigation.  The investigation is preliminary and no charges against the Company have been filed.  Accordingly, no loss accrual has been recorded.

The Company incurred costs of approximately $2,116,000 and $5,582,000 in the six months ended June 30, 2007 and 2006, respectively, in connection with this investigation.  Such costs have been included in general and administrative expenses.

Note Q — Commitments:

As of June 30, 2007, the Company had remaining commitments of $680,150,000 on non-cancelable contracts for the construction or rebuilding of 13 vessels (four Aframaxes, two Handysize Product Carriers and seven ATBs, including contracts for the double hulling of one existing ATB) scheduled for delivery between October 2007 and December 2010.

During the second quarter of 2007, the Company agreed to purchase two 2006-built International Flag Panamax Product Carriers for approximately $125,000,000. These vessels will be delivered to the Company in the third quarter of 2007.

The Company has entered into agreements to sell two of the above Aframax newbuildings upon each vessel’s delivery from the shipyard, at prices that should approximate each vessel’s delivered cost.  These two newbuildings will then be chartered back for periods of 10 and 12 years.  One of such agreements provides the Company with certain purchase options.

Note R — Vessel Sales:

During the six months ended June 30, 2007, the Company sold one U.S. Flag Handysize Product Carrier, which had been redeployed to transport grain, at a price that approximated its carrying amount and one International Flag Handysize Product Carrier and entered into agreements to sell its two remaining U.S. Flag Dry Bulk Carriers for delivery during the third quarter of 2007.  A gain of approximately $1,000,000 will be recognized in the third quarter of 2007 attributable to the sale of the two U.S. Flag vessels.  Such U.S. Flag vessels were classified as held for sale in the consolidated balance sheet as of June 30, 2007. In addition, the Company sold and chartered back two other International Flag Handysize Product Carriers.

The Company has entered into an agreement to sell one of its 2000-built VLCCs for forward delivery.  At the discretion of the purchaser, the vessel will be delivered no later than July 2009, at which time OSG expects to recognize a gain on the sale of a minimum of $75,000,000.  The agreement also provides for profit sharing with the purchaser, effective through the date of delivery of the vessel, when time charter equivalent rates earned exceed a base rate defined in the agreement.

During the six months ended June 30, 2006, the Company entered into agreements to sell two Aframaxes and one VLCC.  Delivery to the purchasers of all three vessels occurred in the second half of 2006.  The Company recorded an impairment loss of approximately $1,300,000 in the second quarter of 2006, with respect to the sale of one of such vessels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet consists of 107 vessels aggregating 11.8 million dwt, including three vessels that have been chartered-in under capital leases and 47 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 107 vessels, charters-in for 17 vessels are scheduled to commence upon delivery of the vessels between 2007 and 2010 and 16 newbuilds (including one U.S. Flag ATB that is being double hulled) are scheduled for delivery between 2007 and 2010.  Four LNG Carriers are scheduled to be delivered in late 2007 or early 2008 to a joint venture in which the Company has a 49.9% interest, bringing the total operating and newbuild fleet to 143 vessels.

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

Overview

Second quarter 2007 rates were higher in all tanker segments relative to 2006 second quarter rates. Stronger worldwide product demand, increased long-haul crude and fuel oil imports into China and rising shipments from the port of Ceyhan of Azeri crude sourced via the Baku-Tbilisi-Ceyhan (“B-T-C”) pipeline had a positive impact on crude tanker rates, helping to offset both lower OPEC crude oil production and an increase in tanker tonnage. Product Carrier rates were buoyed by increased gasoline imports into the U.S. as a result of strong gasoline demand in the U.S. combined with below normal gasoline production and inventory levels.

Worldwide oil demand during the second quarter of 2007 was approximately 84.4 million barrels per day (“b/d”), an increase of 1.1 million b/d, or 1.4%, compared with the second quarter of 2006. Non-OECD second quarter demand increased by 3.1% compared with an OECD demand increase of 0.1%. The demand increase in Non-OECD countries was centered in China, where demand grew by 380,000 b/d, or 5.3%, and in the Middle East, where demand expanded by 400,000 b/d, or 5.8%. Demand increased in North America, the largest consuming area in the world, and in OECD Asia by 0.9% and 0.3%, respectively while demand in OECD Europe declined by 1.4%.

Worldwide oil demand in the first half of 2007 increased by 740,000 b/d, or 0.9%, compared with the first six months of 2006. Non-OECD demand increased by 1,020,000 b/d, or 2.9%, led by a 4.9% increase in China, a 2.5% increase in other Non-OECD Asia and a 4.4% increase in the Middle East. However, OECD demand decreased  by  0.6% as an increase in North American demand, primarily for gasoline and diesel, and strong demand for naphtha and transportation fuels in Korea and Australia, could not offset a decline in Europe, where heating oil deliveries fell due to warmer than normal weather.

Tanker rates during the first half of 2007 were influenced by continued lower production by OPEC, primarily Saudi Arabia, which was somewhat offset by increased production in the Former Soviet Union and Angola, and by the shut-in of over 800,000 b/d of crude production in Nigeria, altering trade flows. Rates were also affected by lower refinery utilization rates in all OECD regions due to both planned and unplanned downtime, the impact of declines in inventory levels since the beginning of the year and an increase in the use of tankers for the floating storage of crude oil in the Gulf of Mexico. Product Carrier rates in the first half of 2007 benefited from additional movements of gasoline into Mexico and West Africa and from strong demand for gasoline in the U.S. coinciding with low inventory volumes and a reduction in the volume of gasoline being produced due to lower refinery utilization rates.

Tanker supply increased by 3.9%, or 13.8 million dwt from year-end 2006 levels.  While there was growth in all vessel categories, the highest percentage increase occurred in the Panamax sector, where tonnage increased by 9.9% since the beginning of the year. Product Carriers, on the other hand, reflected the lowest percentage growth at 1.5%.

Higher costs for raw materials and strong demand for newbuildings both in the tanker and dry cargo markets have kept vessel prices at shipyards high. Newbuilding vessel prices strengthened during the first six months, increasing by approximately 6% for crude tankers and by approximately 5% for Product Carriers from year-end 2006 levels. Prices for modern second hand vessels also remained strong, holding about even with newbuilding prices.

First half 2007 production in OPEC Middle East countries was down approximately 800,000 b/d from first half 2006 levels, with Saudi Arabia accounting for most of the decline. As a result, worldwide inventory levels, which began 2007 about 58 million barrels above comparable 2006 levels, were estimated to be slightly below year ago levels at the end of the second quarter.

Lower refinery utilization rates from both planned and unplanned downtime combined with increased gasoline demand in the U.S. led to an increase in product imports that supported Product Carrier rates over the first six months of 2007. Refinery utilization rates, which had averaged approximately 94% in second quarters over the last six years, averaged just 89% in 2007, due, in part, to increased downtime vulnerability resulting from tightened government product specifications.

More extensive than usual refinery maintenance programs in Japan during the second quarter of 2007 reduced long haul crude movements into Asia. Refinery runs in Japan are forecast to increase from their low point in May for the last half of 2007.

The opening of the B-T-C pipeline in the middle of 2006 has had a significant impact on tanker demand and trade flows. Seaborne movements of crude oil from the port of Ceyhan have increased from the initial lifting of approximately 10,000 b/d of Azeri crude oil in the second quarter of 2006 to about 500,000 b/d during the second quarter of 2007. Liftings are expected to reach approximately 1.2 million b/d by 2010 as new production comes onstream. Crude lifted from Ceyhan, which is light sweet low sulfur crude oil is being moved in Aframax tankers to refineries in Europe, on Suezmax tankers going West and on VLCCs going East. Additional movements are forecast from Ceyhan to Europe and North America to replace declining North Sea production and to Asia, particularly China and India, where demand for light sweet crude oil continues to grow.

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average	$44,100	$40,800	$44,200	$52,000
High	$69,200	$76,700	$75,600	$119,000
Low	$20,200	$19,300	$20,200	$19,300

Rates based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the second quarter of 2007 averaged $44,100 per day, an increase of 8% from average rates for the second quarter of 2006 and about the same level as the first quarter of 2007. Despite the fact that second quarter 2007 OPEC Arabian Gulf production was below second quarter 2006 levels, VLCC rates were bolstered by a significant increase in exports of African crudes to China, an increase in Venezuelan fuel oil movements to Asia and the expanded use of VLCCs to store crude oil in the Gulf of Mexico owing to the contango (futures prices above spot price levels) in crude oil prices. The use of VLCCs for storage reduced the amount of tonnage available in the market, effectively increasing overall crude tanker utilization rates. Some of these tankers have since discharged their oil and returned to the shipping markets.

Arabian Gulf OPEC crude oil production in the second quarter of 2007 was 20.3 million b/d, approximately 700,000 b/d below the levels in the same quarter last year, but 120,000 b/d above first quarter 2007 levels, which largely reflected increased production in Iraq and Iran. During May, Saudi Arabia announced that it would reduce its crude exports to Asia by about 10% in a further effort to trim inventories in consuming regions. The civil unrest and union strikes in Nigeria exacerbated the tanker surplus in the Arabian Gulf and had an adverse impact on second quarter rates.

Seaborne crude oil imports into China reached 2.9 million b/d during the second quarter of 2007, an increase of 400,000 b/d over the second quarter of 2006. Additional quantities from North Africa accounted for more than 200,000 b/d of the increase. Also, China’s fuel oil imports from Venezuela reached a new high in the second quarter of 2007.  Both of these developments had a favorable impact on tonne-mile demand.

The world VLCC fleet reached 512 vessels (150.2 million dwt) at June 30, 2007, an increase of 15 vessels (4.6 million dwt) from the end of 2006. The VLCC orderbook increased by ten vessels since the beginning of the year,  and totaled  179  vessels (54.9 million dwt) at June 30, 2007, equivalent to 36.5% of the existing VLCC fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average	$27,100	$25,300	$32,300	$31,600
High	$38,000	$42,000	$51,000	$49,000
Low	$19,400	$13,000	$19,400	$13,000

Rates based on Caribbean to U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the second quarter of 2007 averaged $27,100 per day, an increase of 7% from average rates for the second quarter of 2006 but 27% below the average for the first quarter of 2007.  Higher rates during the second quarter of 2007 compared with the second quarter 2006 reflect the impact of increased liftings of Azeri crude oil from the B-T-C pipeline at Ceyhan. In addition, a port strike in France as well as other related port delays in March and April significantly increased waiting time and effectively increased utilization rates, placing upward pressure on rates. Rates then declined in May as the strike was settled, reducing port congestion, and fell further in June as both North Sea production and Russian crude oil exports declined.

Production in both Mexico and Venezuela during the first half of 2007 declined from 2006 levels. Mexican production decreased by 5.6% primarily because of accelerating production declines in the Cantarell field. Venezuelan crude oil output declined by 8.2% over the first six months of 2007 mainly because of the curtailment in investments by major oil companies stemming from the Venezuelan government’s renegotiation of contracts to increase its ownership interest and tax revenues from heavy oil upgrade operations. In addition, Venezuela is shipping more crude oil to Asia and less to the U.S. While this supply change is favorable for long haul movements, it reduces the amount of short haul movements from Venezuela to the U.S.  There has been a steady increase, however, in Brazil’s production from new offshore fields that has somewhat offset declines in Venezuela’s short haul movements. Steadily increasing production levels are forecast for Brazil that should at least maintain tonne-mile demand from South America.

 The downward trend in North Sea production continued, falling 3.9% in the second quarter and 4.7% in the first half of 2007 relative to the respective 2006 time periods. A substantial North Sea maintenance program limited the availability of cargoes and weighed heavily on North Sea tanker rates in June while a June 1 increase in export duties on Russian crude exports reduced available cargoes in the Baltic Sea.

The world Aframax fleet has expanded by 30 vessels (3.4 million dwt) since December 31, 2006 and reached 744 vessels (75.9 million dwt) at June 30, 2007. The Aframax orderbook increased to 286 vessels (31.5 million dwt) at June 30, 2007 from 230 vessels (25.3 million dwt) at the beginning of the year. The current orderbook now represents 41.5% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes — Crude and Residual Oils Caribbean to U.S. Atlantic Coast
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average	$23,700	$21,200	$26,500	$23,800
High	$43,500	$29,000	$43,500	$34,000
Low	$15,000	$17,000	$15,000	$17,000

Rates for Panamaxes that move crude and residual oils from the Caribbean to the U.S. Atlantic Coast averaged $23,700 per day during the second quarter of 2007, 19% below the previous quarter, but 12% above the corresponding quarter in 2006. Freight rates were higher relative to the second quarter of 2006 primarily because utilities with fuel-switching capability chose to substitute comparatively cheaper fuel oil (on a dollars per BTU basis) for natural gas.

The world Panamax fleet at June 30, 2007 increased to 441 vessels (28.9 million dwt) from 401 vessels (26.3 million dwt) as of December 31, 2006. The orderbook increased to 274 vessels (16.6 million dwt) at June 30, 2007 from 255 vessels (15.8 million dwt) at December 31, 2006. The current orderbook represents 57.4% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates
	Handysize Product Carriers
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average	$29,700	$20,000	$29,000	$22,600
High	$39,000	$24,000	$39,000	$35,900
Low	$19,500	$15,300	$19,100	$15,300

 Rates based on 60% trans-Atlantic and 40% Caribbean movements to the U.S.

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $29,700 per day during the second quarter of 2007, almost 50% higher than average rates for the second quarter of 2006 and 5% above average rates for the first quarter of 2007. Second quarter rates, which are typically below first quarter rates, were higher this year largely due to a gasoline deficit in the U.S. as the result of lower refinery utilization rates from both planned and unplanned downtime combined with increased gasoline demand in the U.S. Additional arbitrage volumes were obtained from Europe to make up the shortfall, boosting rates.

New IMO regulations enacted at the beginning of 2007 ban existing IMO III product carriers from transporting vegetable oils unless the vessels are able to meet certain requirements. The required use of IMO II (or IMO III product carriers with waivers) has resulted in additional long haul trades as well as owners retiring older vessels. This has had a positive effect on product carrier rates during the first half of 2007.

The world Handysize fleet increased by 12 vessels during the first six months of 2006, growing to 1,115 vessels (46.2 million dwt) at June 30, 2007 from 1,103 vessels (45.5 million dwt) at December 31, 2006. The orderbook rose to 396 vessels (17.3 million dwt) at June 30, 2007, equivalent to 37.4% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates
	Jones Act Product Carriers and Product Articulated Barges (ATBs)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
45,000 dwt Tankers	$56,700	$50,500	$60,750	$50,300
30,000 dwt ATBs	$37,000	$32,600	$39,500	$32,500

Rates for Jones Act Product Carriers and ATBs averaged $56,700 per day and $37,000 per day, respectively during the second quarter of 2007. Second quarter rates in 2007 were 12% higher than average rates in the second quarter of 2006. The higher average rates realized in 2007 reflect an increase in both tanker and barge movements of petroleum products from U.S. Gulf Coast refineries to the Lower Atlantic states as well as to the U.S. West Coast.

The Delaware Bay lightering business transported an average of 280,000 b/d during the second quarter of 2007, which was 50,000 b/d above the second quarter of 2006 and 15,000 b/d higher than the first quarter of 2007. Higher lightering volumes in the second quarter 2007 compared to same timeframe in 2006 reflects an increase in refinery throughput levels at U.S. East Coast refineries.

Three vessels were delivered during the second quarter of 2007, including one ATB that was converted to double hull in a U.S. yard and another ship that was double hulled in China.  There were two vessels out of the market undergoing conversion to double hull compared with four in the first quarter of 2007 resulting in 62 vessels trading in the Jones Act coastwise market at the end of the second quarter of 2007.

As of June 30, 2007, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs (Integrated Tug Barge) consisted of 62 vessels (2.4 million dwt).  Four vessels reached their OPA 90 expiration dates during 2007 while two new tankers and two converted vessels entered the trade during the first half of 2007.  Approximately 40% of the fleet, based on deadweight tons, is not double hull and will be phased out during the next nine years in accordance with OPA 90 regulations.   During the second half of 2007, two vessels will reach their OPA expiration dates.  During this same period two more vessels are being converted to double hull and two new vessels will be delivered.  Some of the 17 older double hull vessels could also be removed from service prior to 2015 based on their age profile.  The Jones Act Product Carrier orderbook consists of 36 tankers and barges in the 160,000 to 420,000 barrel size range that are scheduled for delivery through 2011.

Outlook

World oil demand in 2007 is expected to increase by 1.8%, or 1.5 million b/d, over 2006 levels, compared with an increase in 2006 of just 0.8 million b/d, or 0.9%, from 2005 levels, according to the International Energy Agency (“IEA”). Demand growth is forecast to accelerate in the second half of 2007 with expected year-over-year increases of 2.5% (2.1 million b/d) and 3.0% (2.6 million b/d) in the third and fourth quarters, respectively, largely driven by rising oil demand in North America  and Asia, particularly China. Additionally, the end of peak refinery maintenance in May should result in an increase in refining activity of over two million b/d during the second half of 2007 compared with the first half of 2007.

Meeting the increase in demand in the second half of 2007 requires additional production from both OPEC and Non-OPEC members. OPEC member Angola recently commenced operations at its Rosa field, which is forecast to provide approximately 200,000 b/d of incremental production. Nigerian crude oil output is forecast to increase from current levels and Middle East OPEC production is expected to rise to meet second half 2007 seasonal demand increases. The additional long haul movements from the Middle East and West Africa should provide rate support for the crude oil tanker market over the last half of this year.

Additional second half 2007 production is forecast to occur in the Former Soviet Union, especially in Azerbaijan where year-end production is forecast to increase by approximately 100,000 b/d from levels in the second quarter of 2007. The planned North Sea maintenance programs will shut-in an average 270,000 thousand b/d through September, after which there should be an expansion in North Sea shipments during the fourth quarter

While peak refining maintenance activities are over in the U.S., it is forecast that the trans-Atlantic gasoline arbitrage trade will continue to be strong during the summer and thus support rates in the Product Carrier sector. Incremental demand in West Africa and the Middle East for relatively low quality European gasoline should also support second half 2007 Product Carrier rates.

Freight rates remain highly sensitive to severe weather and geopolitical events.  Any evidence of hurricanes recurring in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected.  Geopolitical events, such as ongoing violence in Nigeria’s oil producing Niger delta, escalating tensions with Iran and other regional conflicts in the Middle East, could also cause changes in supply patterns that could significantly impact rates.

The expected growth in tanker supply of 5% to 7% during 2007 may limit potential increases in freight rates. Fleet expansion is forecast in all vessel categories, with the largest increase in the Panamax sector.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115.”  FAS 159 provides entities with the opportunity to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting previsions.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption is permitted provided the Company also elects to apply the provisions of FAS 157.  The Company believes that the adoption of FAS 159 will not have a material effect on its earnings or financial position.

Income from Vessel Operations:

During the second quarter of 2007, TCE revenues increased by $57,930,000, or 27%, to $274,234,000 from $216,304,000 in the second quarter of 2006.  During the second quarter of 2007, approximately 63% of the Company’s TCE revenues were derived in the spot market compared with 65% in the second quarter of 2006.  In the second quarter of 2007, approximately 37% of TCE revenues were generated from time or bareboat charters (“term”) compared with 35% in the second quarter of 2006. During the first six months of 2007, TCE revenues increased by $37,005,000, or 7%, to $533,418,000 from $496,413,000 in the first six months of 2006. During the first six months of 2007, approximately 64% of the Company’s TCE revenues were derived in the spot market compared with 69% in the first six months of 2006.  In the first six months of 2007, approximately 37% of TCE revenues were generated from time or bareboat charters (“term”) compared with 31% in the first six months of 2006.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the second quarter of 2007, income from vessel operations increased by $5,320,000, or 9%, to $67,264,000 from $61,944,000 in the second quarter of 2006. During the first six months of 2007, income from vessel operations decreased by $46,787,000, or 25%, to $144,694,000 from $191,481,000 in the first six months of 2006. See Note E to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations.  Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
TCE revenues	$160,310	$145,552	$307,112	$352,643
Vessel expenses	(23,792)	(23,611)	(43,850)	(47,367)
Charter hire expenses	(48,916)	(27,628)	(82,352)	(61,394)
Depreciation and amortization	(18,711)	(20,036)	(35,778)	(39,830)
Income from vessel operations(a)	$68,891	$74,277	$145,132	$204,052
Average daily TCE rate	$38,713	$35,431	$38,738	$43,970
Average number of vessels(b)	26.0	30.0	26.0	30.0
Average number of vessels chartered-in under operating leases	21.1	15.5	18.9	15.4
Number of revenue days(c)	4,141	4,108	7,928	8,020
Number of ship-operating days(d)
Owned vessels	2,366	2,730	4,706	5,430
Vessels bareboat chartered-in under operating leases	364	364	724	724
Vessels time chartered-in under operating leases	1,393	1,042	2,546	2,060
Vessels spot chartered-in under operating leases	159	—	159	—

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

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2007 and 2006 between spot and time charter rates. The information is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

	2007		2006
Three months ended June 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs:
Average rate	$53,474	$—	$46,692	$—
Revenue days	1,559	—	1,633	—
Aframaxes:(a)
Average rate	$32,187	$28,678	$26,590	$28,139
Revenue days	988	349	1,142	337
Panamaxes:
Average rate	$34,287	$24,573	$26,946	$25,010
Revenue days	390	527	450	546

(a)          Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the three months ended June 30, 2007 would have been $31,584 per day.

	2007		2006
Six months ended June 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs:(a)
Average rate	$50,306	$—	$65,167	$—
Revenue days	3,115	—	3,265	—
Aframaxes:(b)
Average rate	$37,356	$28,898	$33,802	$27,345
Revenue days	1,942	668	2,179	662
Panamaxes:
Average rate	$32,912	$24,819	$31,290	$24,844
Revenue days	809	1,065	831	1,083

(a)          Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the six months ended June 30, 2006 would have been $64,980 per day.

(b)         Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the six months ended June 30, 2007 would have been $36,788 per day.

During the second quarter of 2007, TCE revenues for the International Crude Tankers segment increased by $14,758,000, or 10%, to $160,310,000 from $145,552,000 in the second quarter of 2006 reflecting higher daily TCE rates earned by all classes of the segment’s vessels. The Crude Tankers segment includes the operating results of the Heidmar Lightering business from the April 1, 2007 effective date of the transaction.  The acquisition of the lightering business added TCE revenues of $13,841,000 and 328 revenue days to results for the three and six months ended June 30, 2007. These revenue days were substantially offset by the impact of the sale of two Aframaxes and one VLCC subsequent to June 30, 2006. TCE revenues for the second quarter of 2007 reflects a loss of $592,000 generated by forward freight agreements.

Vessel expenses increased marginally by $181,000 to $23,792,000 in the second quarter of 2007 from $23,611,000 in the prior year’s second quarter due a decrease in operating days. Although operating days decreased due to the sale and sale and leaseback of four vessels (two VLCCs and two Aframaxes) subsequent to June 30, 2006, average daily vessel expenses for the second quarter of 2007 increased by $855 per day principally as the result of increases in crew costs and repair expenses and the timing of delivery of spares. Charter hire expenses increased by $21,288,000 to $48,916,000 in the second quarter of 2007 from $27,628,000 in the second quarter of 2006.  The increase includes $12,095,000 attributable to the acquisition of the Heidmar lightering business.  The balance of the increase was attributable to VLCCs and Aframaxes that were chartered in subsequent to June 30, 2006.  Depreciation and amortization decreased by $1,325,000 to $18,711,000 from $20,036,000 in the second quarter of 2006 principally due to the vessel sales discussed above.

During the first six months of 2007, TCE revenues for the International Crude Tankers segment decreased by $45,531,000, or 13%, to $307,112,000 from $352,643,000 in the first six months of 2006. This decrease resulted principally from a decrease in daily TCE rates earned by the VLCCs.  TCE revenues for the first six months of 2007 and 2006 reflect a loss of $1,099,000 and $611,000, respectively, generated by forward freight agreements.

Vessel expenses decreased by $3,517,000 to $43,850,000 in the first six months of 2007 from $47,367,000 in the first six months of 2006 due a decrease in operating days. Operating days decreased due to the sale and sale and leaseback of four vessels, as discussed above.  Partially offsetting the impact of the decrease in operating days, average daily vessel expenses for the first six months of 2007 increased by $375 per day compared with the same year-ago period, principally as the result of increases in crew costs. Charter hire expenses increased by $20,958,000 to $82,352,000 in the first six months of 2007 from $61,394,000 in the first six months of 2006 for the reasons noted above.  Depreciation and amortization decreased by $4,052,000 to $35,778,000 from $39,830,000 in the first six months of 2006 principally due to the vessel sales discussed above.

International Product Carriers (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
TCE revenues	$59,223	$49,340	$117,121	$103,202
Vessel expenses	(21,290)	(21,933)	(40,164)	(40,063)
Charter hire expenses	(13,134)	(6,747)	(24,216)	(12,509)
Depreciation and amortization	(10,925)	(9,779)	(22,284)	(19,215)
Income from vessel operations	$13,874	$10,881	$30,457	$31,415
Average daily TCE rate	$21,477	$18,796	$20,772	$19,752
Average number of vessels	15.3	18.0	16.1	18.0
Average number of vessels chartered-in under operating leases	17.5	12.5	16.6	12.2
Number of revenue days	2,757	2,625	5,638	5,225
Number of ship-operating days
Owned vessels	1,389	1,638	2,918	3,258
Vessels bareboat chartered-in under operating leases	1,274	1,092	2,445	2,172
Vessels time chartered-in under operating leases	318	41	562	41

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2007 and 2006 between spot and time charter rates.  The information for Handysize Product Carriers is based, in part, on information provided by the commercial joint venture in which certain of the Company’s vessels participate.

	2007		2006
Three months ended June 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	$—	$18,761	$—	$20,110
Revenue days	—	182	—	179
Handysize Product Carriers:(a)
Average rate	$35,320	$18,998	$26,661	$17,630
Revenue days	725	1,850	643	1,803

(a)          Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the three months ended June 30, 2007 and 2006 would have been $29,785 and $25,139 per day, respectively.

	2007		2006
Six months ended June 30,	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	$—	$18,211	$—	$22,685
Revenue days	—	362	—	359
Handysize Product Carriers:(a)
Average rate	$32,739	$18,530	$28,888	$18,028
Revenue days	1,448	3,828	1,139	3,727

(a)          Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the six months ended June 30, 2007 and 2006 would have been $28,643 and $28,288 per day, respectively.

During the second quarter of 2007, TCE revenues for the International Product Carriers segment increased by $9,883,000, or 20%, to $59,223,000 from $49,340,000 in the second quarter of 2006. This increase in TCE revenues resulted from an increase in revenue days attributable to the delivery of four time chartered-in Handysize Product Carriers subsequent to June 30, 2006 and an increase in daily TCE rates earned by the Handysize Product Carriers. TCE revenues for the second quarter of 2007 reflect a loss of $4,018,000 generated by forward freight agreements, compared with a loss of $976,000 in the second quarter of 2006.

Vessel expenses decreased by $643,000 to $21,290,000 in the second quarter of 2007 from $21,933,000 in the prior year’s second quarter principally due to the sale of Overseas Almar in April 2007.  Charter hire expenses increased by $6,387,000 to $13,134,000 in the second quarter of 2007 from $6,747,000 in the second quarter of 2006 due to the delivery of the four time chartered-in vessels discussed above, as well as the sale and bareboat charter back of two Handysize Product Carriers (Overseas Limar and Overseas Nedimar) during the first quarter of 2007. Depreciation and amortization increased by $1,146,000 to $10,925,000 in the second quarter of 2007 from $9,779,000 in the second quarter of 2006 principally due to the amortization of drydock costs incurred subsequent to June 30, 2006.

During the first six months of 2007, TCE revenues for the International Product Carriers segment increased by $13,919,000, or 13%, to $117,121,000 from $103,202,000 in the first six months of 2006. This increase in TCE revenues resulted from an increase in revenue days attributable to the delivery of four time chartered-in Handysize Product Carriers subsequent to June 30, 2006. TCE revenues for the first six months of 2007 reflect a loss of $5,936,000 generated by forward freight agreements, compared with a loss of $645,000 in the first six months of 2006.

Vessel expenses increased marginally by $101,000 to $40,164,000 in the first six months of 2007 from $40,063,000 in the comparable period of the prior year due to an increase in average daily expenses. Charter hire expenses increased by $11,707,000 to $24,216,000 in the first six months of 2007 from $12,509,000 in the first six months of 2006 due to the delivery of the four time chartered-in vessels and the sale and bareboat charter back of two Handysize Product Carriers discussed above. Depreciation and amortization increased by $3,069,000 to $22,284,000 in the first six months of 2007 from $19,215,000 in the first six months of 2006 principally due to the amortization of drydock costs incurred subsequent to June 30, 2006.

Other International (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
TCE revenues (a)	$5,933	$6,295	$10,815	$12,496
Vessel expenses	(46)	(166)	(252)	(392)
Charter hire expenses	(3,162)	(3,166)	(6,347)	(6,300)
Depreciation and amortization	(1,467)	(1,123)	(2,801)	(2,153)
Income from vessel operations	$1,258	$1,840	$1,415	$3,651
Average daily TCE rate (a)	$32,642	$26,603	$29,895	$26,526
Average number of vessels chartered in under operating leases	2.0	2.0	2.0	2.0
Number of revenue days	182	182	362	362
Number of ship-operating days, vessels time chartered-in under operating leases	182	182	362	362

(a)          TCE revenues include inter-segment commercial management fees of $1,455 and $2,976 for the three and six months ended June 30, 2006, respectively.  Such amounts have been excluded in the calculation of the average daily TCE rates.

As of June 30, 2007, the Company operated two International Flag Dry Bulk Carriers.

U. S. Segment (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
TCE revenues	$48,768	$15,117	$98,370	$28,072
Vessel expenses	(23,730)	(8,166)	(45,407)	(14,969)
Charter hire expenses	(2,737)	(515)	(4,449)	(1,024)
Depreciation and amortization	(12,996)	(4,922)	(25,719)	(9,016)
Income from vessel operations	$9,305	$1,514	$22,795	$3,063
Average daily TCE rate	$30,029	$24,461	$29,936	$24,755
Average number of vessels	19.0	5.0	19.3	5.0
Average number of vessels chartered in under operating leases	2.0	2.0	1.8	2.0
Number of revenue days	1,624	618	3,286	1,134
Number of ship-operating days: Owned vessels	1,729	455	3,496	905
Vessels bareboat chartered-in under operating leases	182	182	322	362

In November 2006, the Company acquired Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull U.S. Flag vessels serving the East and U.S. Gulf coastwise trades.  As a result of the combination, OSG’s U.S. Flag operating fleet totaled 21 vessels as of June 30, 2007, including 18 handysize product carriers and articulated tug barges and three other vessels.

During the second quarter of 2007, TCE revenues for the U.S. segment increased by $33,651,000, or 223%, to $48,768,000 from $15,117,000 in the second quarter of 2006. The acquisition of Maritrans added TCE revenues of $28,980,000 and 1,096 revenue days. During the first six months of 2007, the Company took delivery of the Overseas Houston and the Overseas Long Beach, the first two vessels in a series of Jones Act Product Carriers constructed by Aker Philadelphia Shipyard and bareboat chartered to the Company.  The Overseas Long Beach, which delivered to the Company late in June 2007, did not reflect any earnings for the quarter since it did not begin trading until July.  These increases were partially offset by the impact of the redelivery of a dry bulk carrier in late 2006.

Vessel expenses increased by $15,564,000 to $23,730,000 in the second quarter of 2007 from $8,166,000 in the second quarter of 2006 principally due to an increase in operating days as a result of the Maritrans acquisition. Charter hire expenses increased by $2,222,000 to $2,737,000 in the second quarter of 2007 from $515,000 in the second quarter of 2006 principally due to the delivery of the Overseas Houston. Depreciation and amortization increased by $8,074,000 to $12,996,000 in the second quarter of 2007 from $4,922,000 in the second quarter of 2006 principally due to the Maritrans acquisition.

During the first six months of 2007, TCE revenues for the U.S. segment increased by $70,298,000, or 250%, to $98,370,000 from $28,072,000 in the first six months of 2006. The acquisition of Maritrans added TCE revenues of $60,758,000 and 2,189 revenue days. Results for the first six months of 2007 also reflect the delivery and operations of the Overseas Houston. These increases were partially offset by the impact of the redelivery of a dry bulk carrier in late 2006.

Vessel expenses increased by $30,438,000 to $45,407,000 in the first six months of 2007 from $14,969,000 in the first six months of 2006 principally due to an increase in operating days as a result of the Maritrans acquisition. Charter hire expenses increased by $3,425,000 to $4,449,000 in the first six months of 2007 from $1,024,000 in the first six months of 2006 principally due to the delivery of the Overseas Houston. Depreciation and amortization increased by $16,703,000 to $25,719,000 in the first six months of 2007 from $9,016,000 in the first six months of 2006 principally due to the Maritrans acquisition.

General and Administrative Expenses

During the second quarter of 2007, general and administrative expenses increased by $8,617,000 to $31,687,000 from $23,070,000 in the second quarter of 2006 principally because of the following:

•                  expenses of the Tampa, Philadelphia and Houston offices associated with the Maritrans and Heidmar lightering business acquisitions aggregating $5,921,000; and

•                  an increase in compensation and pension benefits of approximately $4,000,000, including $1,598,000 related to stock options and restricted stock.

These increases were partially offset by:

•                 costs of $1,156,000 incurred during the second quarter of 2007, compared with $3,100,000 in the second quarter of 2006, in connection with the investigations by the U.S. Department of Justice.

During the first six months of 2007, general and administrative expenses increased by $13,644,000 to $60,725,000 from $47,081,000 in the first six months of 2006 principally because of the following:

•                  expenses of the Tampa, Philadelphia and Houston offices aggregating $10,380,000; and

•                  an increase in compensation and pension benefits of approximately $7,000,000, including $2,706,000 related to stock options and restricted stock.

These increases were partially offset by:

•                 costs of $2,116,000 incurred during the first six months of 2007, compared with $5,582,000 in the first six months of 2006, in connection with the investigations by the U.S. Department of Justice.

Equity in Income of Affiliated Companies:

During the second quarter of 2007, equity in income of affiliated companies decreased by $1,631,000 to $2,885,000 from $4,516,000 in the second quarter of 2006.  During the first six months of 2007, equity in income of affiliated companies decreased by $5,059,000 to $6,269,000 from $11,328,000 in the first six months of 2006.  The above declines reflect, in large part, the Company’s sale of its remaining interest in DHT during the first six months of 2007.  Such sales reduced OSG’s interest first to 29.2% in January 2007 and then to 0.0% in June 2007. All vessels operating in companies accounted for by the equity method were on time charter, with profit sharing.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP.  ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards.  Such income is included in the U.S. segment.

The following table is a summary of the Company’s interest in its equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are the Company’s actual ownership percentages as of June 30, 2007 and 2006.

	Three months ended June 30,
	2007		2006
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	73	0.0%	121	44.5%
Aframaxes operating on long-term charters	102	0.0%	155	44.5%
Total	175	0.0%	276	44.5%

	Six months ended June 30,
	2007		2006
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	151	0.0%	241	44.5%
Aframaxes operating on long-term charters	204	0.0%	313	44.5%
Total	355	0.0%	554	44.5%

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest before impact of swaps and capitalized interest	$23,192	$16,343	$40,620	$39,310
Impact of swaps	(13)	57	(28)	832
Capitalized interest	(4,898)	(1,266)	(9,143)	(2,401)
Interest expense	$18,281	$15,134	$31,449	$37,741

Interest expense increased by $3,147,000 to $18,281,000 in the second quarter of 2007 from $15,134,000 in the second quarter of 2006 as a result of increases in the average amount of debt outstanding of $489,488,000 (substantially all of which was floating rate debt) and in the average rate paid on floating rate debt of 40 basis points to 5.9% from 5.5% in the comparable quarter of 2006. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at June 30, 2007 and 2006 was 6.5% and 6.8%, respectively. Such rates take into consideration related interest rate swaps.

Interest Expense:

Interest expense decreased by $6,292,000 to $31,449,000 in the first six months of 2007 from $37,741,000 in the first six months of 2006 as a result of an increase in the amount of interest capitalized in the first six months of 2007 compared with the comparable 2006 period and the inclusion in interest expense in the first six months of 2006 of a $4,800,000 write off of the unamortized balance of deferred finance charges for terminated credit facilities.  These decreases were partially offset by increases in the average amount of debt outstanding of $205,873,000 (substantially all of which was floating rate debt) and in the average rate paid on floating rate debt of 60 basis points to 5.9% from 5.3% in the comparable period of 2006.

Provision/(Credit) for Federal Income Taxes:

The income tax provisions for the three and six months ended June 30, 2007 and the income tax credits for the three and six months ended June 30, 2006 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries. The changes in the income tax provisions for the three and six months ended June 30, 2007 compared with the comparable periods of 2006 were principally the result of an increase in non-shipping income of the Company’s foreign subsidiaries.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$78,992	$60,231	$163,644	$188,595
Provision/(credit) for federal income taxes	7,166	(2,111)	12,918	(7,341)
Interest expense	18,281	15,134	31,449	37,741
Depreciation and amortization	44,099	35,860	86,582	70,214
EBITDA	$148,538	$109,114	$294,593	$289,209

Liquidity and Sources of Capital:

Working capital at June 30, 2007 was approximately $785,000,000 compared with $618,000,000 at December 31, 2006. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $216,000,000 at June 30, 2007.  Net cash provided by operating activities in the first six months of 2007 was more than $133,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2007) compared with $219,000,000 in the first six months of 2006. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to June 30, 2007, compared with the actual TCE rates achieved during the first six months of 2007, will have a negative comparative impact on the amount of cash provided by operating activities.

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

As of June 30, 2007, OSG had $1,800,000,000 of long-term unsecured credit availability, of which $733,000,000 had been borrowed and an additional $88,100,000 had been used for letters of credit issued principally in conjunction with the construction of four Aframaxes. The Company’s one long-term revolving credit facility matures as follows: $150,000,000 (2011), $150,000,000 (2012) and $1,500,000,000 (2013).

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of June 30, 2007.  The financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Because a portion of OSG’s debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company’s ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of June 30, 2007, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $866,948,000. Such debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 or 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of June 30, 2007, representing its share of working capital ($10,000) and the first installment under the construction contracts  ($90,625,000, or approximately 49.9% of $181,600,000). During the first six months of 2007, the joint venture made $45,403,000 of progress payments. The aggregate unpaid contract costs of $181,613,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as June 30, 2007 follows (in thousands):

	Balance of 2007	2008	2009	2010	2011	Beyond 2011	Total
Debt(1)	$64,894	$128,429	$125,241	$123,909	$122,889	$1,730,464	$2,295,826
Obligations under capital leases(1)	5,142	11,888	10,808	9,692	8,102	—	45,632
Operating lease obligations (chartered-in vessels)(2)	135,880	296,400	305,041	305,320	256,755	705,605	2,005,001
Advances to affiliated companies	—	26,995	59,388	—	—	—	86,383
Construction contracts and vessel purchase agreements(3)	295,406	212,189	145,392	139,955	249	—	793,191

(1)          Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt ($1,059,800 as of June 30, 2007) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at June 30, 2007 of 5.4%.  The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $61,572 at June 30, 2007.  These swaps effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 5.8%.

(2)          As of June 30, 2007, the Company had charter-in commitments for 64 vessels on leases that are, or will be, accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options.

(3)          Represents remaining commitments under (i) agreements to acquire vessels, and (ii) shipyard construction contracts, excluding capitalized interest and other construction costs.

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

The Company enters into Forward Freight Agreements (“FFAs”) and related FFA options as economic hedges to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business.  By using FFAs and related FFA options, OSG manages the financial risk associated with fluctuating market conditions.  FFAs generally cover periods ranging from one month to one year and involve contracts to provide a fixed number of theoretical voyages at fixed rates.  FFAs and related FFA options are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house, with whom OSG started to trade during November 2006.  Although NOS ASA requires the posting of collateral, the use of a clearing house reduces the Company’s exposure to counterparty credit risk.  OSG is exposed to market risk in relation to its positions in FFAs and related FFA options and could suffer substantial losses from these activities in the event its expectations prove to be incorrect.  OSG enters into FFAs and related FFA options with an objective of either economically hedging risk or for trading purposes to take advantage of short term fluctuations in freight rates.  As of June 30, 2007, OSG was committed to FFA agreements with a fair value of $9,696,000, which has been recorded as a liability.  These contracts settle between July 2007 and December 2009.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

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

PART II — OTHER INFORMATION

Item 1.                Legal Proceedings

On December 19, 2006, the Company and the U.S. Department of Justice reached a comprehensive settlement regarding violations concerning the Company’s handling of waste oils and maintenance of books and records relating thereto stemming from an investigation that began in 2003.  Under the settlement, the Company agreed to plead guilty to a total of 33 counts, one of which concerned the improper discharge of oil in 2002 and the remainder of which concerned record-keeping violations, including making false statements, obstruction and conspiracy related to such record-keeping violations.  The settlement also provides that the Company pay a fine in the amount of $27.8 million and pay $9.2 million to designated environmental community service programs, all of which has been reserved in the Company’s financial statements, and agree to an environmental compliance program, which is substantially the same as the Company’s existing environmental management programs.  The settlement was subject to the acceptance by federal courts in the District of Massachusetts and the Eastern District of Texas, and such courts accepted the settlement in March 2007 and June 2007, respectively.

On March 2, 2007, the Company, acting in compliance with the terms of its existing management programs, self-reported to the U.S. Department of Justice allegations of possible violations of law concerning the Company’s handling of waste oils and maintenance of books and records on one of the Company’s International Flag vessels.  The Company and the U.S. Department of Justice are both investigating these allegations and the Company is cooperating with the Justice Department investigation.  The Justice Department has issued a subpoena for documents concerning the vessel.  In addition, certain crew members have testified before a grand jury.  In accordance with Statement of Financial Accounting Standards No. 5, “Contingent Liabilities,” the Company assessed the likelihood of incurring any liability as a result of the investigation.  The investigation is preliminary and no charges against the Company have been filed.  Accordingly, no loss accrual has been recorded.

Item 1A.        Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

During June 2006, the Board approved a repurchase program, authorizing $300,000,000 to be expended on the repurchase of common stock. On April 24, 2007, the OSG’s Board of Directors authorized, and the Company agreed to purchase, all of the outstanding shares held by Archer-Daniels-Midland Company (“ADM”), or 5,093,391 shares, at $65.42 per share.  In addition, on April 24, 2007, the Board of Directors authorized a new share repurchase program of $200,000,000, which replaced the prior $300,000,000 share repurchase program. The ADM purchase, in addition to total shares repurchased to date under the June 2006 and April 2007 authorities, aggregates approximately $445,704,000, or 6,879,291 shares. Approximately, $168,115,000 remains available for purchase under the April 2007 authority.

The following table shows the second quarter 2007 stock repurchase activity:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
April	5,093,391	$65.42	5,093,391	3,057,052
June	427,800	$74.53	427,800	2,683,389
Total	5,521,191	$66.13	5,521,191

(a)  Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 4.                Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 5, 2007, the stockholders elected thirteen directors, each for a term of one year and ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year 2007. A total of 34,464,845 shares were voted with respect to each of the aforementioned matters and there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

NUMBER OF SHARES
NAME OF NOMINEE FOR DIRECTOR	VOTED FOR	WITHHELD AUTHORITY TO VOTE

Morten Arntzen	33,820,126	644,719
Oudi Recanati	32,721,397	1,743,448
G. Allen Andreas III	33,967,408	497,437
Alan R. Batkin	33,994,636	470,209
Thomas B. Coleman	34,001,267	463,578
Charles A. Fribourg	33,996,882	463,963
Stanley Komaroff	33,800,883	663,962
Solomon N. Merkin	33,807,874	656,971
Joel I. Picket	33,810,533	654,312
Ariel Recanati	21,427,597	13,037,248
Thomas F. Robards	34,002,232	462,613
Jean-Paul Vettier	34,001,067	463,778
Michael J. Zimmerman	34,001,758	463,087

The resolution to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was adopted by a vote of 34,248,134 shares in favor, 210,206 shares against and 6,504 shares abstained.

Item 6.     Exhibits

See Exhibit Index on page 51.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 2007, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

July 27, 2007

OVERSEAS SHIPHOLDING GROUP, INC.

            AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date:	August 1, 2007	/s/ MORTEN ARNTZEN
Morten Arntzen
Chief Executive Officer and President

Date:	August 1, 2007	/s/ MYLES R. ITKIN
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