Form 10-Q
period 2007-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2007-10-30
CIK 75208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common Shares outstanding as of October 29, 2007 — 31,214,729

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$541,482	$606,758
Voyage receivables	135,128	136,043
Other receivables, including federal income taxes recoverable	96,117	71,723
Inventories and prepaid expenses	35,397	30,997
Total Current Assets	808,124	845,521
Capital Construction Fund	173,486	315,913
Vessels and other property, less accumulated depreciation of $478,252 and $377,791	2,664,759	2,501,846
Vessels under capital leases, less accumulated amortization of $83,601 and $78,272	26,319	30,750
Deferred drydock expenditures, net	76,026	50,774
Total Vessels, Deferred Drydock and Other Property	2,767,104	2,583,370

Investments in Affiliated Companies	145,062	275,199
Intangible Assets, less accumulated amortization of $5,679 and $389	115,821	92,611
Goodwill	73,687	64,293
Other Assets	85,730	53,762
Total Assets	$4,169,014	$4,230,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$175,899	$192,500
Short-term debt and current installments of long-term debt	26,017	27,426
Current obligations under capital leases	8,211	7,650
Total Current Liabilities	210,127	227,576
Long-term Debt	1,627,614	1,273,053
Obligations under Capital Leases	27,259	33,894
Deferred Gain on Sale and Leaseback of Vessels	193,651	218,759
Deferred Federal Income Taxes ($242,970 and $234,269) and Other Liabilities	282,667	270,076

Stockholders’ Equity	1,827,696	2,207,311
Total Liabilities and Stockholders’ Equity	$4,169,014	$4,230,669

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Shipping Revenues:
Pool revenues including $21,349, $12,736, $57,134 and $38,429 received from companies accounted for by the equity method	$107,534	$165,849	$384,310	$491,956
Time and bareboat charter revenues	95,005	70,353	270,386	209,453
Voyage charter revenues	74,642	29,662	197,766	86,234
	277,181	265,864	852,462	787,643
Operating Expenses:
Voyage expenses	23,144	11,056	65,007	36,422
Vessel expenses	70,709	52,255	200,381	155,046
Provision for settlement	—	27,000	—	27,000
Charter hire expenses, including $—, $21,187, $41,121 and $64,842 paid to a company accounted for by the equity method	68,869	46,022	186,234	127,249
Depreciation and amortization	48,543	33,981	135,125	104,195
General and administrative	33,655	20,871	94,380	67,952
Gain on disposal of vessels	(1,620)	(14,270)	(7,240)	(10,651)
Total Operating Expenses	243,300	176,915	673,887	507,213
Income from Vessel Operations	33,881	88,949	178,575	280,430
Equity in Income of Affiliated Companies	1,005	5,585	7,274	16,913
Operating Income	34,886	94,534	185,849	297,343
Other Income	9,387	7,048	66,435	23,234
	44,273	101,582	252,284	320,577
Interest Expense	22,061	14,552	53,510	52,293
Income before Federal Income Taxes	22,212	87,030	198,774	268,284
Provision/(Credit) for Federal Income Taxes	(4,417)	(3,800)	8,501	(11,141)
Net Income	$26,629	$90,830	$190,273	$279,425
Weighted Average Number of Common Shares Outstanding:
Basic	31,922,577	39,538,118	35,130,111	39,530,097
Diluted	32,167,515	39,630,655	35,319,228	39,596,964
Per Share Amounts:
Basic net income	$0.83	$2.30	$5.42	$7.07
Diluted net income	$0.83	$2.29	$5.39	$7.06
Cash dividends declared	$0.3125	$0.25	$1.125	$0.925

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	Nine Months Ended Sept. 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$190,273	$279,425
Items included in net income not affecting cash flows:
Depreciation and amortization	135,125	104,195
Amortization of deferred gain on sale and leasebacks	(35,432)	(31,611)
Deferred compensation relating to restricted stock and stock option grants	7,054	2,915
Provision/(credit) for deferred federal income taxes	8,501	(4,700)
Undistributed earnings of affiliated companies	6,712	7,095
Other — net	(2,403)	(9,465)
Items included in net income related to investing and financing activities:
Gain on sale of securities — net	(41,150)	(10,420)
Gain on disposal of vessels	(7,240)	(10,651)
Payments for drydocking	(52,976)	(27,402)
Changes in operating assets and liabilities	(55,875)	10,200
Net cash provided by operating activities	152,589	309,581
Cash Flows from Investing Activities:
Expenditures for vessels	(397,389)	(52,014)
Withdrawals from Capital Construction Fund	151,600	—
Proceeds from disposal of vessels	131,426	168,969
Acquisition of Heidmar Lightering, net of cash acquired of $2,600	(38,375)	—
Expenditures for other property	(7,110)	(6,292)
Investments in and advances to affiliated companies	(29,713)	(7,071)
Proceeds from disposal of investments in affiliated companies	194,706	1,573
Other — net	1,226	(962)
Net cash provided by investing activities	6,371	104,203
Cash Flows from Financing Activities:
Purchases of treasury stock	(543,299)	—
Issuance of debt, net of issuance costs	374,000	83,642
Payments on debt and obligations under capital leases	(26,931)	(246,296)
Cash dividends paid	(28,272)	(26,691)
Issuance of common stock upon exercise of stock options	427	237
Other — net	(161)	(9,836)
Net cash (used in) financing activities	(224,236)	(198,944)
Net increase/(decrease) in cash and cash equivalents	(65,276)	214,840
Cash and cash equivalents at beginning of year	606,758	188,588
Cash and cash equivalents at end of period	$541,482	$403,428

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income**	Total
Balance at January 1, 2007	$40,791	$202,712	$1,996,826	1,565,559	$(34,522)	$1,504	$2,207,311
Net Income			190,273				190,273
Effect of Derivative Instruments						4,121	4,121
Effect of Pension and Other Postretirement Benefit Plans						(165)	(165)
Comprehensive Income							194,229 ***
Cash Dividends Declared			(38,026)				(38,026)
Deferred Compensation Related to Options Granted		2,676					2,676
Issuance of Restricted Stock Awards		(1,662)		(134,441)	1,662		—
Amortization of Restricted Stock Awards		4,378					4,378
Options Exercised and Employee Stock Purchase Plan		318		(8,577)	109		427
Purchases of Treasury Stock				8,153,489	(543,299)		(543,299)
Balance at September 30, 2007	$40,791	$208,422	$2,149,073	9,576,030	$(576,050)	$5,460	$1,827,696

Balance at January 1, 2006	$40,791	$199,570	$1,640,742	1,341,718	$(17,019)	$11,944	$1,876,028
Net Income			279,425				279,425
Net Unrealized Holding Losses on Available-For-Sale Securities						(7,387)	(7,387)
Effect of Derivative Instruments						3,557	3,557
Minimum Pension Liability						(94)	(94)
Comprehensive Income							275,501 ***
Cash Dividends Declared			(36,576)				(36,576)
Deferred Compensation Related to Options Granted		1,158					1,158
Issuance of Restricted Stock Awards		(931)		(81,066)	931		—
Amortization of Restricted Stock Awards		1,757					1,757
Options Exercised and Employee Stock Purchase Plan		147		(8,537)	90		237
Balance at September 30, 2006	$40,791	$201,701	$1,883,591	1,252,115	$(15,998)	$8,020	$2,118,105

*	Par value $1 per share; 120,000,000 shares authorized; 40,790,759 shares issued.
**	Amounts are net of tax.
***	Comprehensive income for the three month periods ended September 30, 2007 and 2006 was $15,253 and $68,445, respectively.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.”  FAS 159 provides entities with the opportunity to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption is permitted provided the Company also elects to apply the provisions of FAS 157.  The Company believes that the adoption of FAS 159 will not have a material effect on its earnings or financial position.

Note B —Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2007	2006	2007	2006
Net income	$26,629	$90,830	$190,273	$279,425
Common shares outstanding, basic:
Weighted average shares outstanding, basic	31,922,577	39,538,118	35,130,111	39,530,097
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	31,922,577	39,538,118	35,130,111	39,530,097
Dilutive equity awards	244,938	92,537	189,117	66,867
Weighted average shares outstanding, diluted	32,167,515	39,630,655	35,319,228	39,596,964

For the three and nine months ended September 30, 2007 and 2006, the anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share were not material.

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

Note D — Acquisitions:

Maritrans Inc.

On November 28, 2006 the Company acquired Maritrans Inc. (“Maritrans”), a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull vessels serving the East Coast and U.S. Gulf Coast trades.  The operating results of Maritrans have been included in the Company’s financial statements commencing November 29, 2006.  Maritrans’ fleet consisted of 11 ATBs, one of which was in the process of being double hulled, five product carriers, two of which had been redeployed to transport grain, and three large ATBs under construction.  Holders of Maritrans’ common stock received $37.50 per share in cash for an aggregate consideration of approximately $450 million.  Taking into account the assumption of Maritrans’ outstanding debt, the total purchase price was approximately $506 million.  OSG financed the acquisition through borrowings under existing credit facilities.

The following table summarizes the preliminary allocation of the purchase price to the fair value of Maritrans’ assets and liabilities at the date of the acquisition (in thousands):

Assets:
Current assets, including receivables	$74,843
Vessels	452,846
Intangible assets subject to amortization	93,000
Goodwill	64,103
Other assets	1,598
Total assets acquired	686,390
Liabilities:
Current liabilities, including current installments of long-term debt	34,090
Long-term debt	51,427
Deferred federal income taxes and other liabilities	131,787
Total liabilities assumed	217,304
Net assets acquired (cash consideration)	$469,086

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

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2007 and 2006 follows:

	International
	Crude Tankers	Product Carriers
In thousands			Other	U.S.	Totals
Three months ended Sept. 30, 2007:
Shipping revenues	$136,519	$73,334	$6,243	$61,085	$277,181
Time charter equivalent revenues	127,341	66,928	5,929	53,839	254,037
Depreciation and amortization	19,386	14,205	1,566	13,386	48,543
Gain on disposal of vessels	(80)	—	(3)	1,703	1,620
Income from vessel operations	39,176	16,998	1,119	8,623	65,916
Equity in income of affiliated companies	(56)	—	127	934	1,005
Investments in affiliated companies at Sept. 30, 2007	26,329	900	114,602	3,231	145,062
Total assets at Sept. 30, 2007	1,593,664	792,116	116,954	811,900	3,314,634

Nine months ended Sept. 30, 2007:
Shipping revenues	456,175	201,126	17,631	177,530	852,462
Time charter equivalent revenues	434,453	184,049	16,744	152,209	787,455
Depreciation and amortization	55,164	36,488	4,368	39,105	135,125
Gain on disposal of vessels	(76)	5,624	(11)	1,703	7,240
Income from vessel operations	184,309	47,455	2,533	31,418	265,715
Equity in income of affiliated companies	3,635	—	447	3,192	7,274
Expenditures for vessels	60,538	193,862	—	142,989	397,389
Payments for drydocking	16,624	24,604	—	11,748	52,976

Three months ended Sept 30, 2006:
Shipping revenues	176,745	62,983	5,152	20,984	265,864
Time charter equivalent revenues	175,878	55,048	4,893	18,989	254,808
Depreciation and amortization	17,884	10,375	958	4,764	33,981
Gain on disposal of vessels	14,385	—	(18)	(97)	14,270
Income from vessel operations	102,091	15,896	(26,111)	3,674	95,550
Equity in income of affiliated companies	3,442	—	190	1,953	5,585
Investments in affiliated companies at September 30, 2006	161,239	600	108,186	4,982	275,007
Total assets at September 30, 2006	1,754,653	707,406	109,622	85,875	2,657,556

Nine months ended Sept. 30, 2006:
Shipping revenues	532,124	184,005	15,252	56,262	787,643
Time charter equivalent revenues	528,726	160,938	14,495	47,062	751,221
Depreciation and amortization	57,715	29,590	3,110	13,780	104,195
Gain on disposal of vessels	12,954	—	(106)	(2,197)	10,651
Income from vessel operations	306,348	49,998	(25,353)	6,738	337,731
Equity in income of affiliated companies	11,472	—	497	4,944	16,913
Expenditures for vessels	48,109	637	—	3,268	52,014
Payments for drydocking	6,523	13,473	—	7,406	27,402

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Time charter equivalent revenues	$254,037	$254,808	$787,455	$751,221
Add: Voyage expenses	23,144	11,056	65,007	36,422
Shipping revenues	$277,181	$265,864	$852,462	$787,643

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

Reconciliations of income from vessel operations of the segments to income before federal income taxes as reported in the consolidated income statements follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Total income from vessel operations of all segments	$65,916	$95,550	$265,715	$337,731
General and administrative expenses	(33,655)	(20,871)	(94,380)	(67,952)
Gain on disposal of vessels	1,620	14,270	7,240	10,651
Consolidated income from vessel operations	33,881	88,949	178,575	280,430
Equity in income of affiliated companies	1,005	5,585	7,274	16,913
Other income	9,387	7,048	66,435	23,234
Interest expense	(22,061)	(14,552)	(53,510)	(52,293)
Income before federal income taxes	$22,212	$87,030	$198,774	$268,284

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of September 30,	2007	2006
Total assets of all segments	$3,314,634	$2,657,556
Corporate cash and securities, including Capital Construction Fund	714,968	705,460
Other unallocated amounts	139,412	122,066
Consolidated total assets	$4,169,014	$3,485,082

Note F —Equity Method Investments:

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method.  As of September 30, 2007, the Company had approximately a 50% interest in two joint ventures that have four LNG Carriers and two VLCCs under construction.

Double Hull Tankers, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering.  In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. During 2007, the Company sold the remaining 13,351,500 shares of DHT and received net cash proceeds of $194,706,000.  Such sales reduced the Company’s interest in DHT to 0.0% as of June 30, 2007 from 44.5% as of December 31, 2006.  OSG has time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel.  The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements.

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

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 or 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of September 30, 2007, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During the first nine months of 2007, the joint venture made $45,403,000 of progress payments. The aggregate unpaid costs of $181,613,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022. As of

September 30, 2007, the joint venture has recorded an asset of $14,291,000 for the fair value of these swaps.  The Company’s share of such amount is included in accumulated other comprehensive income in the accompanying balance sheet.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Time charter equivalent revenues	$32,331	$59,024	$139,351	$180,315
Ship operating expenses	(30,332)	(44,625)	(110,095)	(133,468)
Income from vessel operations	1,999	14,399	29,256	46,847
Other income	437	497	1,354	1,360
Interest expense *	39	(3,282)	(6,541)	(9,782)
Net income	$2,475	$11,614	$24,069	$38,425

*  Interest is net of amounts capitalized in connection with vessel construction of $9,596 (three months ended September 30, 2007), $5,440 (three months ended September 30, 2006), $27,528 (nine months ended September 30, 2007) and $10,292 (nine months ended September 30, 2006).

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

Certain FFAs qualified as cash flow hedges for accounting purposes at September 30, 2007 with the change in fair value of the effective portions being recorded in accumulated other comprehensive income as income amounting to $2,266,000. All qualifying hedges together with FFAs that do not qualify for hedge accounting are shown at fair value in the balance sheet.

As of September 30, 2007, the Company recorded a liability of $124,000 related to the fair values of all of these agreements representing positions that extend to December 2009.  For the nine months ended September 30, 2007 and 2006, OSG recognized net losses of $4,209,000 and $1,520,000, respectively, from transactions involving FFAs and related FFA options.

Interest Rate Swaps

As of September 30, 2007, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $61,100,000 pursuant to which it pays fixed rates ranging from 4.7% to 5.4% and receives floating rates based on LIBOR (approximately 5.2% as of September 30, 2007). These agreements contain no leverage features and have maturity dates ranging from December 2008 to August 2014.  As of September 30, 2007, the Company has recorded a liability of $374,000 related to the fair values of these swaps.

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

As of September 30, 2007, the Company had unused long-term unsecured credit availability of $894,800,000, which reflects $65,200,000 of letters of credit issued principally in connection with the construction of four Aframaxes.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of September 30, 2007, approximately 16.9% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $54,207,000 and $61,445,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

Note I — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2007 and 2006. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures was required as of September 30, 2007 because the Company intends to indefinitely reinvest such earnings ($80,000,000 at September 30, 2007). The unrecognized deferred U.S. income taxes attributable thereto approximated $27,900,000.

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

As of September 30, 2007, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $1,846,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $646,000,000.

The components of the provision/(credit) for federal income taxes follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Current	$(7,250)	$(4,500)	$—	$(6,441)
Deferred	2,833	700	8,501	(4,700)
	$(4,417)	$(3,800)	$8,501	$(11,141)

Note J — Capital Stock and Stock Compensation:

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $300,000,000 worth of the Company’s common stock, from time-to-time. On April 24, 2007, the Board authorized, and the Company agreed to purchase, all of the outstanding shares held by Archer-Daniels-Midland Company, or 5,093,391 shares, at $65.42 per share. The above purchase, in addition to the total shares previously repurchased under the June 2006 authority, aggregated 6,451,491 shares. In addition, on April 24, 2007, the Board authorized a new share repurchase program of $200,000,000, which replaced the prior $300,000,000 share repurchase program. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of September 30, 2007, the Company had repurchased 2,007,385 shares of its common stock under the 2007 program.

In the first nine months of 2007 and 2006, the Company awarded a total of 143,351 and 83,411 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the nine months ended September 30, 2007 and 2006 was $56.42 and $49.04 per share, respectively. In addition, in the first nine months of 2007 and 2006, options covering 346,391 and 154,686 shares were granted, respectively, at the market prices at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The weighted average exercise prices of options granted during the nine months ended September 30, 2007 and 2006 were $58.78 and $49.03 per share, respectively (the market prices at dates of grant). The weighted average grant-date fair values of options granted during the nine months ended September 30, 2007 and 2006 were $17.96 and $18.04 per share, respectively.

In the first nine months of 2007, the Company granted a total of 278,083 performance related restricted stock units and performance related options covering 146,270 shares to certain of its employees, including senior officers. Each performance stock unit represents a contingent right to receive one share of common stock if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured. The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest. In certain instances, cash dividends, if declared, will be held uninvested and without interest and paid in cash if and when such performance stock units vest. The weighted average grant-date market prices of the performance stock units awarded during the first nine months of 2007 was $56.46 per share. The estimated weighted average grant-date fair value of performance stock units awarded during the first nine months of 2007 was $20.41 per share. The weighted average exercise price of the performance options awarded during the first nine months of 2007 was $63.44 per share (the market price at date of grant). The estimated weighted average grant-date fair value of performance options awarded during the first nine months of 2007 was $18.67 per share.

In the first nine months of 2007 and 2006, the Company granted a total of 12,000 and 11,000 restricted stock units, respectively, to certain of its non-employee directors. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. The restricted stock units vest upon the earlier of the first anniversary of the date of grant or the next annual meeting of the stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend. At the date of the awards in the first nine months of 2007 and 2006, the fair market value of the Company’s stock was $79.16 and $58.32 per share, respectively.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

Note K — Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, in the consolidated balance sheets follow:

In thousands as of	September 30, 2007	December 31, 2006
Unrealized gains on derivative instruments	$9,373	$5,252
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(3,913)	(3,748)
	$5,460	$1,504

Included in accumulated other comprehensive income at September 30, 2007 are the following amounts that have not yet been recognized in net periodic cost: unrecognized transition obligation of $1,720,000 ($1,187,000 net of tax), unrecognized prior service costs of $665,000 ($662,000 net of tax) and unrecognized actuarial losses of $3,031,000 ($2,064,000 net of tax). The transition obligation, prior service credit and actuarial loss previously included in accumulated other comprehensive income recognized in net periodic cost during the nine months ended September 30, 2007 were $168,000, $307,000 and $71,000, respectively.

Note L — Leases:

1.                   Charters-in:

                            As of September 30, 2007, the Company had commitments to charter-in 69 vessels. Sixty-six of such charter-ins are, or will be, accounted for as operating leases, of which 31 are bareboat charters and 35 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

Dollars in thousands at September 30, 2007	Amount	Operating Days
2007	$20,757	1,932
2008	116,981	9,198
2009	124,042	7,680
2010	127,913	6,573
2011	124,771	6,139
Thereafter	458,083	21,641
Net minimum lease payments	$972,547	53,163

Time Charters-in:

Dollars in thousands at September 30, 2007	Amount	Operating Days
2007	$51,106	2,461
2008	211,511	9,952
2009	221,580	9,322
2010	211,615	8,771
2011	166,519	6,949
Thereafter	333,187	19,281
Net minimum lease payments	$1,195,518	56,736

The above table reflects the acquisition of the Heidmar Lightering business, which included two vessels that were time-chartered in. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under three bareboat charters-in that are classified as capital leases are as follows:

Dollars in thousands at September 30, 2007
2007	$2,167
2008	11,888
2009	10,808
2010	9,692
2011	8,102
Net minimum lease payments	42,657
Less amount representing interest	(7,187)
Present value of net minimum lease payments	$35,470

In February 2007, the Company sold and chartered back two of its Handysize Product Carriers, which bareboat charters are classified as operating leases. The aggregate gain on the transaction of approximately $10,773,000 was deferred and is being amortized over the seven and one-half year terms of the leases as a reduction of charter hire expenses. The leases provide the Company with certain renewal options. In the third quarter of 2007, the Company entered into agreements to purchase and then sell and charter back, on a bareboat basis, two Suezmaxes from DHT. The Company does not expect to recognize any gain or loss on the sale of these vessels. OSG expects to take delivery of the first of the two Suezmaxes late in 2007 and of the other in the first quarter of 2008.    The charters, which are for terms of seven and ten years, will be classified as operating leases and provide the Company with certain purchase options.

During the first nine months of 2007, the Company entered into charter-in arrangements in conjunction with other pool members covering a 50% interest in the three-year time charters of two newbuilding Aframaxes and a five-year time charter of one newbuilding VLCC, which commence upon their delivery from shipyards in 2007. In addition, the Company has time chartered-in two newbuilding Suezmaxes for three years, commencing upon their delivery in late 2008.

2.         Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at September 30, 2007	Amount	Revenue Days
2007	$96,650	3,811
2008	306,561	11,972
2009	247,701	8,155
2010	208,195	5,500
2011	158,992	3,632
Thereafter	153,587	3,341
Net minimum lease payments	$1,171,686	36,411

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

Charters on two vessels provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values. As of September 30, 2007, the charterer has exercised its purchase option for one of the two vessels.

Note M — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension, and postretirement health care and life insurance plans was not material during the nine months ended September 30, 2007 and 2006.

There was no material contribution to the Company’s domestic defined benefit plans for the 2006 plan year, and the Company believes that there will be no material contribution for the 2007 plan year.

Note N — Other Income:

Other income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Investment income:
Interest and dividends	$10,952	$5,551	$27,406	$14,886
Gain/(loss) on sale of securities and other investments	(135)	1,531	41,150	10,420
	10,817	7,082	68,556	25,306
Loss on repurchases of debt	—	—	—	(1,511)
Loss on derivative transactions	(1,224)	(6)	(3,379)	(251)
Miscellaneous — net	(206)	(28)	1,258	(310)
	$9,387	$7,048	$66,435	$23,234

Note O — Agreements with Executive Officers:

On February 15, 2007, OSG and its chief executive officer entered into two letter agreements. One letter agreement amended the employment letter agreement dated as of January 19, 2004, to extend the time period from January 19, 2007 to January 19, 2012 for certain protection in the event of termination of employment without cause or for good reason. The other agreement amended the change of control agreement dated as of January 19, 2004, to extend its term to end on the earliest to occur of three events, one of which is a fixed date, which the letter agreement extended from January 19, 2007 to January 19, 2012.

Note P — Legal Matters:

On December 19, 2006, the Company and the U.S. Department of Justice reached a comprehensive settlement regarding violations concerning the Company’s handling of waste oils and maintenance of books and records relating thereto stemming from an investigation that began in 2003.  Under the settlement, the Company agreed to plead guilty to a total of 33 counts, one of which concerned the improper discharge of oil in 2002 and the remainder of which concerned record-keeping violations, including making false statements, obstruction and conspiracy related to such record-keeping violations.  The settlement also provided that the Company pay a fine in the amount of $27.8 million and pay $9.2 million to designated environmental community service programs, all of which was paid in 2007 prior to September 30, 2007, and agree to an environmental compliance program, which commenced during the third quarter of 2007 and is substantially the same as the Company’s existing environmental management programs.

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

The Company incurred costs of approximately $2,857,000 and $8,228,000 in the nine months ended September 30, 2007 and 2006, respectively, in connection with these investigations. Such costs have been included in general and administrative expenses.

Note Q — Commitments:

As of September 30, 2007, the Company had remaining commitments of $924,364,000 on non-cancelable contracts for the construction or rebuilding of 17 vessels (four Aframaxes, four Panamax Product Carriers, two Handysize Product Carriers and seven ATBs, including a contract for the double hulling of one existing ATB) and the purchase of another two newbuilding Panamax Product Carriers upon their delivery from the shipyard, which are scheduled for delivery between December 2007 and April 2011.

The Company has entered into agreements to sell two of the above Aframax newbuildings upon each vessel’s delivery from the shipyard, at prices that should approximate each vessel’s delivered cost. These two newbuildings will then be chartered back for periods of 10 and 12 years. One of such agreements provides the Company with certain purchase options.

Note R — Vessel Sales:

During the nine months ended September 30, 2007, the Company sold two U.S. Flag Handysize Product Carriers, which had been redeployed to transport grain, its one remaining U.S. Flag Dry Bulk Carrier and one International Flag Handysize Product Carrier. In addition, the Company sold and chartered back two other International Flag Handysize Product Carriers.

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

During the nine months ended September 30, 2006, the Company sold two International Flag Aframaxes. In addition, the Company sold and chartered back one International Flag VLCC and entered into an agreement to sell another International Flag VLCC for delivery in the fourth quarter of 2006.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet consists of 107 vessels aggregating 11.9 million dwt, including three vessels that have been chartered-in under capital leases and 47 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 107 vessels, charters-in for 19 vessels are scheduled to commence upon delivery of the vessels between 2007 and 2010 and 19 newbuilds (including one U.S. Flag ATB that is being double hulled) are scheduled for delivery between 2007 and 2011.  Four LNG Carriers are scheduled to be delivered in late 2007 or early 2008 to a joint venture in which the Company has a 49.9% interest, bringing the total operating and newbuild fleet to 149 vessels.

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

Overview

Daily rates for all tanker segments declined to their lowest levels of the year in the third quarter of 2007 and were lower  relative to 2006 third quarter rates as well. The lower rates mainly reflect the continuation of OPEC’s crude oil production cuts that began during the fourth quarter of 2006, significantly reducing long-haul crude oil shipments, and the steady increase in tanker supply since the beginning of the year. Weak refining margins in Europe resulted in a reduction in refinery throughput levels in the Mediterranean, lowering crude oil requirements in this key Aframax area. There was also a counter seasonal decline in inventory levels during the third quarter of 2007, as the crude oil market moved from a contango to a backwardation structure discouraging inventory accumulations. This compared with a significant inventory build-up during the third quarter of 2006 in anticipation of an active hurricane season. Lower clean product tanker rates reflected the closing of the U.S. gasoline arbitrage window during the third quarter that reduced trans-Atlantic shipments from Europe. Thus the combination of reduced seaborne movements combined with an increase in tanker supply exerted downward pressure on third quarter 2007 rates.

Worldwide oil demand during the third quarter of 2007 was approximately 85.5 million barrels per day (“b/d”), an increase of 1.2 million b/d, or 1.5%, compared with the third quarter of 2006. Demand in Non-OECD increased by 3.4% against an OECD demand increase of 0.1%. The demand increase in Non-OECD countries was centered in China where demand grew by 410,000 b/d, or 5.7%, and in the Middle East, where demand expanded by 320,000 b/d, or 5.0%. Demand in North America, the largest consuming area in the world, increased by 0.4% while demand in both OECD Europe and OECD Asia declined slightly.

Worldwide oil demand in the first nine months of 2007 increased by approximately 1.0 million b/d, or 1.1%, compared with the same 2006 period. Demand in Non-OECD countries increased by 1.1 million b/d, or 3.1%, led by increases of 5.1% in China, 2.9% in other Non-OECD Asian countries and 5.0% in the Middle East. Overall demand in OECD countries, however, declined by 0.3% as an increase in North American demand, primarily for gasoline and diesel, failed to offset declines in both Europe and Asia, where warmer than normal weather during the first quarter of 2007 reduced heating and fuel oil requirements.

Average crude tanker rates during the first nine months of 2007 in all tanker segments were below rates realized during the same period in 2006. A decrease in refinery utilization levels in OECD areas from both planned and unplanned refining downtime lowered the overall demand for imported crude oil. Lower production in the Middle East, primarily in Saudi Arabia, was only partially offset by an increase in production in Angola and in the Former Soviet Union. Rates in 2007 were also adversely impacted by inventory drawdowns which lowered import requirements causing tanker utilization rates to decline, compared with the inventory build-up that occurred during the first nine months of 2006 that enhanced tanker utilization. Average Product Carrier rates during the first three quarters of 2007 were somewhat higher than the comparable 2006 period, supported by additional product movements from Asia into South America, increased gasoline shipments from Europe into Mexico and West Africa and from an increase in gasoline demand in the U.S. Strong demand for gasoline in the U.S. coincided with both low inventory levels and decreased gasoline production, resulting in a high gasoline crack spread that increased trans-Atlantic gasoline imports during the first half of 2007. Refinery utilization rates in the U.S., which had averaged approximately 92% in the first nine months over the last six years, averaged just 89% year-to-date in 2007, due, in part, to increased downtime resulting from tightened U.S. government product specifications.

Production in OPEC countries (excluding Angola and Iraq which do not have production quotas) was down approximately
1,250,000 b/d during the first nine months of 2007 compared with the same period in 2006. Lower Middle East production, primarily in Saudi Arabia, accounted for approximately 70% of lower OPEC production, with Venezuela primarily responsible for the remainder.  Oil inventory levels declined by approximately 38 million barrels in the U.S., Europe and Japan combined during the first nine months of 2007 compared with an inventory build-up of over 100 million barrels in the first nine months of 2006. Decreased OPEC production and inventory drawdowns were the primary factors which caused a reduction in long-haul crude movements compared with a year ago.

Higher costs for raw materials and strong demand for newbuildings both in the tanker and dry cargo markets have kept vessel prices at shipyards high. Newbuilding prices strengthened during the first nine months by approximately 10% from year-end 2006 levels. Prices for modern second hand vessels have also remained strong.

Tanker supply has increased by 6.0%, or 21.3 million dwt, from year-end 2006 levels. The total tanker orderbook now represents 39.2% of the total fleet based on deadweight tons.

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average	$22,400	$73,600	$36,900	$59,200
High	$39,800	$95,500	$75,600	$119,000
Low	$11,100	$50,200	$11,100	$19,300

Rates based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the third quarter of 2007 averaged $22,400 per day, a decline of 70% from average rates for the third quarter of 2006 and a 50% drop from rates in the second  quarter of 2007. Weaker rates relative to the prior quarter can be partially attributable to the return to trading of the VLCCs that were being used for floating storage during the second quarter.

Lower third quarter rates compared with year ago levels reflect a counter-seasonal inventory decline, lower production in OPEC Middle East countries, and a 2.5% reduction in refinery utilization in the U.S. and the divergence between increasing international oil prices and the domestic pricing policy in China that discouraged refiners from importing additional oil to supply their domestic market.

Inventory levels in the U.S. declined by approximately five million barrels during the third quarter of 2007 compared with a
43 million barrel increase in the third quarter of 2006. Backwardation in the oil markets during the third quarter acted as a major disincentive for refiners to build inventories.

 Arabian Gulf OPEC crude oil production in the third quarter of 2007 was 20.6 million b/d, approximately 730,000 b/d below levels in the same quarter last year, but 280,000 b/d above second quarter 2007 levels, largely reflecting increased production in Saudi Arabia, Kuwait and Iraq. During September, OPEC announced a
500,000 b/d increase in production levels scheduled to begin in the fourth quarter of 2007.

Seaborne crude oil imports into China reached 3.0 million b/d during the third quarter of 2007, an increase of just over 500,000 b/d above third quarter 2006 levels. The increase in seaborne imports were primarily long-haul movements as additional quantities from North and West Africa and the Middle East offset a slight decline in South American cargoes.

The world VLCC fleet reached 520 vessels (152.7 million dwt) at September 30, 2007, an increase of 23 vessels (7.1 million dwt) from the end of 2006. The VLCC orderbook totaled 176 vessels (54.0 million dwt) at September 30, 2007, equivalent to 35.3% of the existing VLCC fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average	$18,800	$31,100	$27,800	$31,500
High	$35,800	$40,000	$51,000	$49,000
Low	$8,900	$22,500	$8,900	$13,000

Rates based on Caribbean to the U.S .Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the third quarter of 2007 averaged $18,800 per day, a decrease of 40% from average rates for the third quarter of 2006 and 31% below the average for the second quarter of 2007.  Lower rates during the third quarter of 2007 compared with the third quarter of 2006 reflect higher than normal platform maintenance activities in the North Sea that shut-in approximately 570,000 b/d of crude oil and precautionary field closures in Mexico that shut-in approximately 520,000 b/d during August due to Hurricane Dean. Weak refining margins in Europe resulted in discretionary cuts in refining runs that reduced crude demand causing a build-up in surplus tonnage in Europe. Some of this surplus tonnage moved into the Caribbean, negatively affecting rates there as well.

Production in both Mexico and Venezuela during the first nine months of 2007 declined from 2006 levels. Mexican production decreased by approximately 6% primarily from an accelerating production declines in the Cantarell field and from the precautionary shut-in of production in August due to Hurricane Dean. Venezuela’s crude oil output has declined by approximately 190,000 b/d over the first nine months of 2007 mainly because of the curtailment in investments by major oil companies stemming from the Venezuelan government’s renegotiation of contracts to increase its ownership interest and tax revenues from heavy oil upgrade operations. Brazilian production, however, has increased by 3.5% from 2006 levels as new offshore fields, located primarily in the Campos Basin, came on line. Steadily increasing Brazilian exports to the U.S. during 2007 has somewhat offset the decline in Venezuelan crude oil exports into the U.S. as Venezuela is shipping more crude oil to Asia in an effort to reduce its dependence on U.S. markets.

The world Aframax fleet has expanded by 45 vessels (5.0 million dwt) since December 31, 2006 and reached 759 vessels
(77.6 million dwt) at September 30, 2007. The Aframax orderbook increased to 291 vessels (32.0 million dwt) at September 30, 2007 from 230 vessels (25.3 million dwt) at the beginning of the year. The current orderbook now represents 41.3% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes — Crude and Residual Oils
	Three Months Ended September 30,		Nine Months Ended September30,
	2007	2006	2007	2006
Average	$21,800	$25,700	$26,900	$26,200
High	$30,800	$35,000	$43,500	$38,000
Low	$7,600	$9,000	$7,600	$9,000

Rates based on 50% Caribbean to the U.S. Atlantic Coast and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $21,800 per day during the third quarter of 2007, 21% below the previous quarter and 15% below the corresponding quarter in 2006. Freight rates were lower relative to the third quarter of 2006 primarily in the Caribbean market as utilities with fuel-switching capability chose to substitute comparatively cheaper natural gas
(on a dollars per BTU basis) for fuel oil.

Fuel oil inventory levels in the U.S. stood at 37.4 million barrels at the end of the third quarter of 2007 compared with 42.7 million barrels at the end of September 2006. It is unlikely that inventory levels will increase in the near-term since fuel oil prices still remain higher than natural gas prices on a BTU basis, natural gas inventories are seasonally above normal and the market remains in backwardation, which is not conducive for building stocks.

The world Panamax fleet at September 30, 2007 stood at 378 vessels (25.9 million dwt), an increase of 32 tankers (2.3 million dwt) from 346 vessels (23.6 million dwt) as of December 31, 2006.   The current orderbook of 127 vessels (9.2 million dwt) at September 30, 2007 represents 35.6% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers in the Caribbean
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average	$12,900	$23,600	$23,600	$23,000
High	$22,800	$31,500	$39,000	$35,900
Low	$6,700	$15,700	$6,700	$15,300

Rates based on 60% trans-Atlantic and 40% Caribbean movements to the U.S.

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $12,900 per day during the third quarter of 2007, about 45% lower than average rates for the third quarter of 2006 and 57% below the average rates for the second quarter of 2007.

Refinery utilization rates in the U.S. in the third quarter of 2007 averaged 90.6% (compared with the second quarter utilization rate of 89.3%) and gasoline production set a monthly record in July that closed the European gasoline arbitrage window, reducing trans-Atlantic product movements relative to second quarter levels. Iran also initiated a gasoline rationing program in late June in response to the threat of economic sanctions by the U.S., reducing gasoline imports in the third quarter from their second quarter levels.

Product Carrier rates in the third quarter of 2007 were also negatively impacted as gasoline inventory levels in the U.S. declined by approximately 14 million barrels compared with an inventory build-up of one million barrels during the third quarter of last year. Gasoline inventory levels in the U.S. stood  at approximately 191 million barrels as of the end of the third quarter, low in comparison to the year-ago inventory levels both in absolute terms and based on the number of days of supply coverage.

New IMO regulations enacted at the beginning of 2007 ban product carriers from transporting vegetable oils unless the vessels are able to meet certain requirements. The required use of IMO II (or IMO III product carriers with waivers) has resulted in additional long haul trades as well as owners retiring older vessels. This has had a positive effect on product carrier rates during the first nine months of 2007.

The world Handysize fleet reached 1,309 vessels (53.9 million dwt) at September 30, 2007 increasing by 49 vessels
(2.5 million dwt) since December 31, 2006. The orderbook now stands at 559 vessels (25.8 million dwt), equivalent to
47.8% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates Jones Act Product Carriers and Product Articulated Barges (ATBs)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
45,000 dwt Tankers	$51,100	$58,200	$57,500	$52,900
30,000 dwt ATBs	$33,200	$37,500	$37,400	$34,200

The rates for Jones Act Product Carriers and ATBs averaged $51,100 per day and $33,200 per day, respectively during the third quarter of 2007. Third quarter 2007 rates for Tankers and ATBs were each 12% below their respective third quarter 2006 rates. The lower average rates realized in 2007 reflects an increase in fuel prices that owners were not able to recover through higher charter rates and increased competition from additional tankers that were re-let into the marketplace increasing available tonnage.

The Delaware Bay lightering business transported an average of 256,000 b/d during the quarter, which was 9% lower than the second quarter of 2007 primarily driven by typical seasonal variations.  Lightering volumes were 3% higher than in third quarter of 2006 reflecting increased draft restrictions at one of the refineries compared with the prior year period.

Two new vessels were delivered during the third quarter, one ATB and one Product Carrier and there were two vessels out of the market undergoing conversion to double hull. As of September 30, 2007, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs (Integrated Tug Barges) consisted of 61 vessels (2.4 million dwt). The September 30, 2007 Jones Act Product Carrier orderbook consisted of 33 tankers and barges in the 160,000 to 420,000 barrel size range, which are scheduled for delivery through 2011, an additional two vessels scheduled for delivery beyond 2011 and two conversions, resulting in a total orderbook of 37 vessels. These additions will be offset as there are 23 vessels that will be phased out during the next nine years in accordance with OPA 90 regulations. An additional seven double-hull tankers will also likely be retired given their ago profile (over 35 years old) resulting in a total of 30 vessels to be phased out.

Outlook

World oil demand in 2007 is expected to increase by 1.5%, or 1.2 million b/d, over 2006 levels, compared with an increase in 2006 of just 0.8 million b/d, or 0.9%, from 2005 levels, according to the International Energy Agency (“IEA”). Demand growth is forecast to accelerate in the fourth quarter of 2007 with an expected year-over-year increases of 2.0% (2.0 million b/d) largely driven by rising oil demand in China and North America.

Refinery throughput levels and utilization rates are forecast to increase during the fourth quarter in Asia as maintenance ends. Additionally, the startup of the 110,000 b/d expansion at the Dushanzi refinery in China is scheduled to commence operations during the fourth quarter.  Higher refinery runs in Asia should generate additional long-haul movements in the fourth quarter.

OPEC has announced that it will increase it production quotas by 500,000 b/d during the fourth quarter of 2007. The increase will likely come from Middle East members, especially Saudi Arabia, which has the greatest volume of spare capacity. Additional movements of Middle East crude into Asia are forecast to occur in the fourth quarter.

Production increased in Angola with the startup of the Greater Plutonia project in October. Initial production is estimated to be
80,000 b/d in October and is expected to exceed 200,000 b/d at peak production levels.

Total worldwide demand in 2008 is forecast to average 88.0 million b/d, an increase of 2.1 million b/d, or 2.4%, over 2007. Demand in Non-OECD areas is forecast to increase by 3.7%, or 1.3 million b/d, while demand in OECD areas  are forecast to increase by 1.5%, or 750,000 b/d, over 2007 levels. Production in Non-Opec areas is forecast to increase by about one million b/d (mainly in Brazil, FSU and North America offset somewhat by declines in the North Sea and Mexico). Additional production will likely be required from OPEC in 2008, assuming that no further inventory drawdowns occur in 2008 from the already low current inventory levels.

Refining capacity is forecast to increase by 1.4 to 1.5 million b/d in 2008 with close to 1.0 million b/d of this increase occurring in Asia. Additions to refining capacity will occur in China where new refineries at Quindao and Huizhou and expansions at five other refineries are expected to increase capacity by approximately 700,000 b/d during 2008. This incremental refining capacity will require additional seaborne movements as local crude oil production is not forecast to increase during 2008.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Winter-related delays in the Bosporus straits could increase tanker utilization rates in the coming months.. Geopolitical events, such as ongoing violence in Nigeria’s oil producing Niger delta, escalating tensions with Iran and other regional conflicts in the Middle East, could also cause changes in supply patterns that could significantly impact rates.

The growth in tanker supply for 2007 is forecast to be approximately 6.5% to 7%. Tanker supply growth in 2008 is forecast to be below 2007 levels as many single hull VLCCs are expected to be removed from the fleet and converted to very large ore carriers for the dry bulk market.

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

Income from Vessel Operations:

During the third quarter of 2007, TCE revenues decreased by $771,000, or less than 1%, to $254,037,000 from $254,808,000 in the third quarter of 2006.  During the third quarter of 2007, approximately 59% of the Company’s TCE revenues were derived in the spot market compared with 68% in the third quarter of 2006.  In the third quarter of 2007, approximately 41% of TCE revenues were generated from time or bareboat charters (“term”) compared with 32% in the third quarter of 2006. During the first nine months of 2007, TCE revenues increased by $36,234,000, or 5%, to $787,455,000 from $751,221,000 in the first nine months of 2006.  During the first nine months of 2007, approximately 62% of the Company’s TCE revenues were derived in the spot market compared with 69% in the first nine months of 2006.  In the first nine months of 2007, approximately 38% of TCE revenues were generated from time or bareboat charters (“term”) compared with 31% in the first nine months of 2006.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the third quarter of 2007, income from vessel operations decreased by $55,068,000, or 62%, to $33,881,000 from $88,949,000 in the third quarter of 2006. During the first nine months of 2007, income from vessel operations decreased by $101,855,000, or 36%, to $178,575,000 from $280,430,000 in the first nine months of 2006. See Note E to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations.  Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

Income from Vessel Operations:

International Crude Tankers (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
TCE revenues	$127,341	$175,878	$434,453	$528,726
Vessel expenses	(22,356)	(22,940)	(66,206)	(70,307)
Charter hire expenses	(46,423)	(32,963)	(128,774)	(94,356)
Depreciation and amortization	(19,386)	(17,884)	(55,164)	(57,715)
Income from vessel operations (a)	$39,176	$102,091	$184,309	$306,348
Average daily TCE rate	$29,964	$45,694	$35,676	$44,548
Average number of vessels (b)	26.0	28.5	26.0	29.5
Average number of vessels chartered-in under operating leases	21.9	15.5	19.9	15.4
Number of revenue days (c)	4,250	3,849	12,178	11,869
Number of ship-operating days:(d) Owned vessels	2,392	2,619	7,098	8,049
Vessels bareboat chartered-in under operating leases	368	368	1,092	1,092
Vessels time chartered-in under operating leases	1,414	1,056	3,960	3,117
Vessels spot chartered-in under operating leases	231	—	390	—

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

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2007 and 2006 between spot and time charter rates. The information is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended September 30,	2007		2006
	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs: (a) Average rate	$34,802	$—	$69,348	$—
Revenue days	1,619	—	1,519	—
Aframaxes: (b) Average rate	$24,614	$28,459	$34,952	$29,925
Revenue days	1,378	355	1,018	332
Panamaxes: Average rate	$34,662	$27,409	$29,707	$25,093
Revenue days	441	457	434	546

(a)  Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the three months ended September 30, 2007 would have been $34,960 per day.

(b) Spot charter TCE results exclude the effect of forward freight agreements.  Including such effect, the average spot charter TCE rate for the three months ended September 30, 2007 would have been $25,719 per day.

Nine months ended September 30,	2007		2006
	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs: (a) Average rate	$45,004	$—	$66,171	$—
Revenue days	4,735	—	4,785	—
Aframaxes: (b) Average rate	$33,055	$28,746	$34,011	$28,525
Revenue days	3,649	1,023	3,196	995
Panamaxes: Average rate	$33,521	$25,597	$30,480	$24,928
Revenue days	1,249	1,522	1,264	1,629

(a)  Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the nine months ended September 30, 2007 and 2006 would have been $45,058 and $66,044 per day, respectively.

(b) Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the nine months ended September 30, 2007 would have been $33,171 per day.

During the third quarter of 2007, TCE revenues for the International Crude Tankers segment decreased by $48,537,000, or 28%, to $127,341,000 from $175,878,000 in the third quarter of 2006 reflecting lower daily TCE rates earned by VLCCs and Aframaxes. The Crude Tankers segment includes the operating results of the Heidmar Lightering business from the April 1, 2007 effective date of the transaction.  The acquisition of the lightering business added TCE revenues of $12,701,000 and 374 revenue days to results for the three months ended September 30, 2007 and added TCE revenues of

$26,542,000 and 703 revenue days for the nine months ended September 2007. TCE revenues for the third quarter of 2007 reflect a gain of $1,777,000 generated by forward freight agreements.

Vessel expenses decreased by $584,000 to $22,356,000 in the third quarter of 2007 from $22,940,000 in the prior year’s third quarter. This change was attributable to a decrease in operating days for owned vessels. Although operating days decreased due to the sale and sale and leaseback of four vessels (two VLCCs and two Aframaxes) subsequent to June 30, 2006, average daily vessel expenses for the third quarter of 2007 increased by $420 per day. The increase was principally as the result of increases in crew costs and the timing of delivery of spares. Charter hire expenses increased by $13,460,000 to $46,423,000 in the third quarter of 2007 from $32,963,000 in the third quarter of 2006.  The increase includes $11,996,000 attributable to the acquisition of the Heidmar Lightering business.  The balance of the increase was attributable to VLCCs and Aframaxes that were chartered in subsequent to September 30, 2006.  Depreciation and amortization increased by $1,502,000 to $19,386,000 from $17,884,000 in the third quarter of 2006 principally due to the accounting for the purchase of the Heidmar Lightering business and increased amortization of drydock costs on the Panamaxes.

During the first nine months of 2007, TCE revenues for the International Crude Tankers segment decreased by $94,273,000, or 18%, to $434,453,000 from $528,726,000 in the first nine months of 2006.  This decrease resulted principally from a decrease in daily TCE rates earned by the VLCCs and, to a lesser extent, the Aframaxes.  The decrease in revenue days for nine months ended September 30, 2007 compared with the first nine months of 2006 was principally attributable to the sale of two Aframaxes subsequent to June 30, 2006. TCE revenues for the first nine months of 2007 and 2006 reflect a gain of $678,000 and a loss $611,000, respectively, generated by forward freight agreements.

Vessel expenses decreased by $4,101,000 to $66,206,000 in the first nine months of 2007 from $70,307,000 in the first nine months of 2006 due a decrease in operating days for owned vessels. Operating days decreased due to the sale and sale and leaseback of four vessels, as discussed above.  Partially offsetting the impact of the decrease in operating days, average daily vessel expenses for the first nine months of 2007 increased by $392 per day compared with the same year-ago period, principally as the result of increases in crew costs and the timing of delivery of spares. Charter hire expenses increased by $34,418,000 to $128,774,000 in the first nine months of 2007 from $94,356,000 in the first nine months of 2006 for the reasons noted above, with Heidmar Lightering representing $24,091,000 of this increase.  Depreciation and amortization decreased by $2,551,000 to $55,164,000 from $57,715,000 in the first nine months of 2006 principally due to the vessel sales discussed above.

International Product Carriers (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
TCE revenues	$66,928	$55,048	$184,049	$160,938
Vessel expenses	(21,668)	(19,445)	(61,832)	(59,508)
Charter hire expenses	(14,057)	(9,332)	(38,274)	(21,842)
Depreciation and amortization	(14,205)	(10,375)	(36,488)	(29,590)
Income from vessel operations	$16,998	$15,896	$47,455	$49,998
Average daily TCE rate	$21,543	$20,609	$21,046	$20,382
Average number of vessels	16.4	18.0	16.2	18.0
Average number of vessels chartered-in under operating leases	18.0	13.7	17.1	12.7
Number of revenue days	3,107	2,671	8,745	7,896
Number of ship-operating days:
Owned vessels	1,512	1,656	4,430	4,914
Vessels bareboat chartered-in under operating leases	1,288	1,104	3,733	3,276
Vessels time chartered-in under operating leases	368	152	930	193

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2007 and 2006 between spot and time charter rates.  The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended September 30,	2007		2006
	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	$26,501	$18,817	$—	$19,418
Revenue days	132	184	—	184
Handysize Product Carriers: (a)
Average rate	$25,974	$18,559	$29,018	$19,835
Revenue days	680	2,111	711	1,776

(a) Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the three months ended September 30, 2007 and 2006 would have been $32,480 and $28,647 per day, respectively.

Nine months ended September 30,	2007		2006
	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	$26,504	$18,415	$—	$21,195
Revenue days	132	546	—	543
Handysize Product Carriers: (a)
Average rate	$30,774	$18,546	$28,272	$18,311
Revenue days	2,128	5,939	1,849	5,504

(a)  Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the nine months ended September 30, 2007 and 2006 would have been $32,147 and $27,780 per day, respectively.

During the third quarter of 2007, TCE revenues for the International Product Carriers segment increased by $11,880,000, or 22%, to $66,928,000 from $55,048,000 in the third quarter of 2006. This increase in TCE revenues resulted from an increase in revenue days principally attributable to the delivery of four time chartered-in Handysize Product Carriers subsequent to June 30, 2006 and the acquisition of two Panamax Product Carriers, the Overseas Luzon and the Overseas Visayas, in the third quarter of 2007. In addition, revenue days during the third quarter of 2007 were positively impacted by a reduction of 150 days compared with the third quarter of 2006 in days that vessels were out of service due to drydockings. TCE revenues for the third quarter of 2007 reflect a gain of $4,425,000 generated by forward freight agreements, compared with a loss of $264,000 in the third quarter of 2006.

Vessel expenses increased by $2,223,000 to $21,668,000 in the third quarter of 2007 from $19,445,000 in the prior year’s third quarter principally due to a $649 per day increase in average daily vessel expenses.  The increase was principally as the result of increases in crew costs and the timing of delivery of lubricating oils, stores and spares. Charter hire expenses increased by $4,725,000 to $14,057,000 in the third quarter of 2007 from $9,332,000 in the third quarter of 2006 due to the delivery of the four time chartered-in vessels discussed above, as well as the sale and bareboat charter back of two Handysize Product  Carriers (Overseas Limar and Overseas  Nedimar) during the first quarter of 2007.  Depreciation and amortization increased by $3,830,000 to $14,205,000 in the third quarter of 2007 from $10,375,000 in the third quarter of 2006 principally due to the amortization of drydock costs incurred subsequent to September 30, 2006 and the acquisition of the two Panamax Product Carriers discussed above.

During the first nine months of 2007, TCE revenues for the International Product Carriers segment increased by $23,111,000, or 14%, to $184,049,000 from $160,938,000 in the first nine months of 2006. This increase in TCE revenues resulted from increases in revenue days attributable to the delivery of (i) four time chartered-in Handysize Product Carriers subsequent to June 30, 2006 and (ii) two Panamax Product Carriers in the third quarter of 2007, and the positive impact of a reduction of 100 days in days that vessels were out of service due to drydockings.  TCE revenues for the first nine months of 2007 reflect a loss of $1,511,000 generated by forward freight agreements, compared with a loss of $909,000 in the first nine months of 2006.

Vessel expenses increased by $2,324,000 to $61,832,000 in the first nine months of 2007 from $59,508,000 in the comparable period of the prior year principally due to a $755 per day increase in average daily vessel expenses. The increase was principally as the result of increases in crew costs and damage repairs.

Charter hire expenses increased by $16,432,000 to $38,274,000 in the first nine months of 2007 from $21,842,000 in the first nine months of 2006 due to the delivery of the four time chartered-in vessels and the sale and bareboat charter back of two Handysize Product Carriers discussed above. Depreciation and amortization increased by $6,898,000 to $36,488,000 in the first nine months of 2007 from $29,590,000 in the first nine months of 2006 principally due to the amortization of drydock costs incurred subsequent to September 30, 2006.

Other International (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
TCE revenues	$5,929	$4,893	$16,744	$14,495
Vessel expenses	(59)	155	(310)	(237)
Provision for settlement	—	(27,000)	—	(27,000)
Charter hire expenses	(3,185)	(3,201)	(9,533)	(9,501)
Depreciation and amortization	(1,566)	(958)	(4,368)	(3,110)
Income from vessel operations	$1,119	$(26,111)	$2,533	$(25,353)
Average daily TCE rate	$32,391	$26,596	$30,734	$26,533
Average number of vessels chartered-in under operating leases	2.0	2.0	2.0	2.0
Number of revenue days	183	184	545	546
Number of ship-operating days, vessels time chartered-in under operating leases	183	184	545	546

As of September 30, 2007, the Company operated two International Flag Dry Bulk Carriers.

U. S. Segment (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
TCE revenues	$53,839	$18,989	$152,209	$47,062
Vessel expenses	(26,626)	(10,025)	(72,033)	(24,994)
Charter hire expenses	(5,204)	(526)	(9,653)	(1,550)
Depreciation and amortization	(13,386)	(4,764)	(39,105)	(13,780)
Income from vessel operations	$8,623	$3,674	$31,418	$6,738
Average daily TCE rate	$33,762	$30,397	$31,176	$26,757
Average number of vessels	18.5	5.0	19.0	5.0
Average number of vessels chartered-in under operating leases	2.0	2.0	1.9	2.0
Number of revenue days	1,595	625	4,882	1,759
Number of ship-operating days:
Owned vessels	1,698	460	5,194	1,365
Vessels bareboat chartered-in under operating leases	189	184	511	546

In November 2006, the Company acquired Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull U.S. Flag vessels serving the East and U.S. Gulf coastwise trades.  As a result of the combination, OSG’s U.S. Flag operating fleet totaled 19 vessels as of September 30, 2007, including 18 handysize product carriers and articulated tug barges and one other vessel.

During the third quarter of 2007, TCE revenues for the U.S. segment increased by $34,850,000, or 183.5%, to $53,839,000 from $18,989,000 in the third quarter of 2006. The acquisition of Maritrans added TCE revenues of $32,054,000 and 966 revenue days. During the first nine months of 2007, the Company took delivery of the Overseas Houston and the Overseas Long Beach, the first two vessels in a series of Jones Act Product Carriers constructed by Aker Philadelphia Shipyard and bareboat chartered to the Company.  The Overseas Long Beach delivered to the Company late in June 2007 and only began trading in July.  These increases were partially offset by the impact of the redelivery of one of its two remaining U.S. Flag dry bulk carriers in late 2006 and the sale of the last of such dry bulk carriers in July 2007.

Vessel expenses increased by $16,601,000 to $26,626,000 in the third quarter of 2007 from $10,025,000 in the third quarter of 2006 principally due to an increase in operating days as a result of the Maritrans acquisition and the delivery of the two bareboat chartered-in vessels in 2007. Charter hire expenses increased by $4,678,000 to $5,204,000 in the third quarter of 2007 from $526,000 in the third quarter of 2006 principally due to the delivery of the Overseas Houston and Overseas Long Beach.  This increase was marginally offset by the impact of the redelivery of the two U.S. Flag dry bulk carriers subsequent to September 30, 2006. Depreciation and amortization increased by $8,622,000 to $13,386,000 in the third quarter of 2007 from $4,764,000 in the third quarter of 2006 principally due to the Maritrans acquisition.

During the first nine months of 2007, TCE revenues for the U.S. segment increased by $105,147,000, or 223%, to $152,209,000 from $47,062,000 in the first nine months of 2006. The acquisition of Maritrans added TCE revenues of $92,811,000 and 3,110 revenue days. Results for the first nine months of 2007 also reflect the delivery and operations of the Overseas Houston and Overseas Long Beach. These increases were partially offset by the impact of the redelivery of the dry bulk discussed above.

Vessel expenses increased by $47,039,000 to $72,033,000 in the first nine months of 2007 from $24,994,000 in the first nine months of 2006 principally due to an increase in operating days as a result of the Maritrans acquisition and the delivery of the Overseas Houston and Overseas Long Beach. Charter hire expenses increased by $8,103,000 to $9,653,000 in the first nine months of 2007 from $1,550,000 in the first nine months of 2006 principally due to the delivery of the Overseas Houston and Overseas Long Beach. Depreciation and amortization increased by $25,325,000 to $39,105,000 in the first nine months of 2007 from $13,780,000 in the first nine months of 2006 principally due to the Maritrans acquisition.

General and Administrative Expenses

During the third quarter of 2007, general and administrative expenses increased by $12,784,000 to $33,655,000 from $20,871,000 in the third quarter of 2006 principally because of the following:

•                  expenses of the Manila office, and the Tampa, Philadelphia and Houston offices associated with the Maritrans and Heidmar lightering business acquisitions aggregating $7,100,000; and

•                  an increase in compensation and pension benefits of approximately $3,600,000, including $1,433,000 related to stock options and restricted stock.

During the first nine months of 2007, general and administrative expenses increased by $26,428,000 to $94,380,000 from $67,952,000 in the first nine months of 2006 principally because of the following:

•                  expenses of the Manila office, and the Tampa, Philadelphia and Houston offices aggregating $18,100,000; and

•                  an increase in compensation and pension benefits of approximately $10,800,000, including $4,139,000 related to stock options and restricted stock.

These increases were partially offset by a reduction in legal fees, which were principally incurred in connection with the investigations by the U.S. Department of Justice.

Equity in Income of Affiliated Companies:

During the third quarter of 2007, equity in income of affiliated companies decreased by $4,580,000 to $1,005,000 from $5,585,000 in the third quarter of 2006.  During the first nine months of 2007, equity in income of affiliated companies decreased by $9,639,000 to $7,274,000 from $16,913,000 in the first nine months of 2006.  The above declines reflect, in large part, the Company’s sale of its remaining interest in DHT during the first six months of 2007.  Such sales reduced OSG’s interest first to 29.2% in January 2007 and then to 0.0% in June 2007.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP.  ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards.  Such income is included in the U.S. segment.

The following table is a summary of the Company’s interest in its equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are the Company’s actual ownership percentages as of September 30, 2007 and 2006.

Three months ended September 30,	2007		2006
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	—	0.0%	108	44.5%
Aframaxes operating on long-term charters	—	0.0%	162	44.5%
Total	—	0.0%	270	44.5%

Nine months ended September 30,	2007		2006
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	151	0.0%	349	44.5%
Aframaxes operating on long-term charters	204	0.0%	475	44.5%
Total	355	0.0%	824	44.5%

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest before impact of swaps and capitalized interest	$28,576	$16,270	$69,196	$55,580
Impact of swaps	(14)	(23)	(42)	809
Capitalized interest	(6,501)	(1,695)	(15,644)	(4,096)
Interest expense	$22,061	$14,552	$53,510	$52,293

Interest expense increased by $7,509,000 to $22,061,000 in the third quarter of 2007 from $14,552,000 in the third quarter of 2006 as a result of an increase in the average amount of debt outstanding of $830,000,000 (substantially all of which was floating rate debt) partially offset by an increase in the amount of interest capitalized in the third quarter of 2007 compared with the third quarter of 2006. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at September 30, 2007 and 2006 was 6.6% and 6.8%, respectively. Such rates take into consideration related interest rate swaps.

Interest expense increased by $1,217,000 to $53,510,000 in the first nine months of 2007 from $52,293,000 in the first nine months of 2006 as a result of increases in the average amount of debt outstanding of $405,000,000 (substantially all of which was floating rate debt) and in the average rate paid on floating rate debt of 70 basis points to 6.0% from 5.3% in the first nine months of 2006.  These increases were partially offset by an increase in the amount of interest capitalized in the first nine months of 2007 compared with the comparable 2006 period and the inclusion in interest expense in the first nine months of 2006 of a $4,800,000 write off of the unamortized balance of deferred finance charges for terminated credit facilities.

Provision/(Credit) for Federal Income Taxes:

The income tax provision for the nine months ended September 30, 2007 and the income tax credits for the three months ended September 30, 2007 and the three and nine months ended September 30, 2006 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries. The change in the income tax provision for the nine months ended September 30, 2007 compared with the first nine months of 2006 was principally the result of an increase in non-shipping income of the Company’s foreign subsidiaries in the 2007 period.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$26,629	$90,830	$190,273	$279,425
Provision/(credit) for federal income taxes	(4,417)	(3,800)	8,501	(11,141)
Interest expense	22,061	14,552	53,510	52,293
Depreciation and amortization	48,543	33,981	135,125	104,195
EBITDA	$92,816	$135,563	$387,409	$424,772

Liquidity and Sources of Capital:

Working capital at September 30, 2007 was approximately $598,000,000 compared with $618,000,000 at December 31, 2006. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of approximately $173,000,000 at September 30, 2007.  Net cash provided by operating activities in the first nine months of 2007 was more than $152,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2007) compared with $310,000,000 in the first nine months of 2006. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to September 30, 2007, compared with the actual TCE rates achieved during the first nine months of 2007, will have a negative comparative impact on the amount of cash provided by operating activities.

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

As of September 30, 2007, OSG had $1,800,000,000 of long-term unsecured credit availability, of which $840,000,000 had been borrowed and an additional $65,200,000 had been used for letters of credit issued principally in conjunction with the construction of four Aframaxes. The Company’s one long-term revolving credit facility matures as follows: $150,000,000 (2011), $150,000,000 (2012) and $1,500,000,000 (2013).

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of September 30, 2007.  The financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Because a portion of OSG’s debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company’s ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of September 30, 2007, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $641,888,000. Such debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 or 2008, these vessels will commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $908,100,000 will be financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of September 30, 2007, representing its share of working capital ($10,000) and the first installment under the construction contracts  ($90,625,000, or approximately 49.9% of $181,600,000). During the first nine months of 2007, the joint venture made $45,403,000 of progress payments. The aggregate unpaid contract costs of $181,613,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into forward start floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,926,000, pursuant to which it will pay fixed rates of 4.91% and 4.93% and receive a floating rate based on LIBOR. These agreements have forward start dates ranging from July to October 2008 and maturity dates ranging from July to October 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as September 30, 2007 follows (in thousands):

	Balance of 2007	2008	2009	2010	2011	Beyond 2011	Total
Debt (1)	$32,346	$131,719	$130,325	$129,018	$128,072	$1,842,167	$2,393,647
Obligations under capital leases (1)	2,167	11,888	10,808	9,692	8,102	—	42,657
Operating lease obligations (chartered-in vessels) (2)	71,863	328,492	345,622	339,528	291,290	791,270	2,168,065
Advances to affiliated companies	—	26,995	59,388	—	—	—	86,383
Construction contracts and vessel purchase agreements (3)	89,620	236,929	259,692	279,117	59,006	—	924,364

(1)      Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt ($1,164,200 as of September 30, 2007) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at September 30, 2007 of 5.2%.  As of September 30, 2007, the interest rate swaps effectively convert the Company’s interest rate exposure on $61,100 from a floating rate based on LIBOR to an average fixed rate of 5.8%.

(2)          As of September 30, 2007, the Company had charter-in commitments for 66 vessels on leases that are, or will be, accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options.

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

The Company enters into Forward Freight Agreements (“FFAs”) and related FFA options as economic hedges to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business.  By using FFAs and related FFA options, OSG manages the financial risk associated with fluctuating market conditions.  FFAs generally cover periods ranging from one month to one year and involve contracts to provide a fixed number of theoretical voyages at fixed rates.  FFAs and related FFA options are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house, with whom OSG started to trade during November 2006.  NOS ASA requires the posting of collateral by all participants.  The use of a clearing house reduces the Company’s exposure to counterparty credit risk.  OSG is exposed to market risk in relation to its positions in FFAs and related FFA options and could suffer substantial losses from these activities in the event its expectations prove to be incorrect.  OSG enters into FFAs and related FFA options with an objective of either economically hedging risk or for trading purposes to take advantage of short term fluctuations in freight rates.  As of September 30, 2007, OSG was committed to FFA agreements with a fair value of $124,000, which has been recorded as a liability.  These contracts settle between October 2007 and December 2009.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

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

PART II — OTHER INFORMATION

Item 1.                Legal Proceedings

On December 19, 2006, the Company and the U.S. Department of Justice reached a comprehensive settlement regarding violations concerning the Company’s handling of waste oils and maintenance of books and records relating thereto stemming from an investigation that began in 2003.  Under the settlement, the Company agreed to plead guilty to a total of 33 counts, one of which concerned the improper discharge of oil in 2002 and the remainder of which concerned record-keeping violations, including making false statements, obstruction and conspiracy related to such record-keeping violations.  The settlement also provided that the Company pay a fine in the amount of $27.8 million and pay $9.2 million to designated environmental community service programs, all of which was paid in 2007 prior to September 30, 2007, and agree to an environmental compliance program, which commenced during the third quarter of 2007 and is substantially the same as the Company’s existing environmental management programs.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On September 4, 2007, the Company purchased 340 shares of its common stock for $70.07 per share (the closing price on such date) from one of its senior officers, who elected to pay the withholding taxes upon the vesting of restricted stock by delivering (and, thus, selling) shares of OSG’s common stock in accordance with the terms of the Company’s 2004 Stock Incentive Plan.

The following table shows the third quarter 2007 stock repurchase activity:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
August	1,335,485	$74.10	1,335,485	933,347
September	244,100	$68.42	244,100	766,745
Total	1,579,585	$73.22	1,579,585

(a)  Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 6.     Exhibits

See Exhibit Index on page 50.

Ernst & Young LLP                               5 Times Square                                                              Phone: 212 773-3000

                                                                   New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 2007, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

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

October 26, 2007

OVERSEAS SHIPHOLDING GROUP, INC.

         AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date:	October 30, 2007	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date:	October 30, 2007	/s/ Myles R. Itkin
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