Form 10-K
period 2007-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2008-02-29
CIK 75208

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant's most recently completed second quarter, was $2,377,427,578, based on the closing price of $81.40 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

As of February 22, 2008, 31,189,735 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the registrant in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

i

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Overseas Shipholding Group, Inc. ("OSG" or the "Company") is one of the world's leading bulk shipping companies engaged primarily in the ocean transportation of crude oil and petroleum products. At December 31, 2007, the Company owned or operated a modern fleet of 112 vessels (aggregating 12.2 million deadweight tons and 432,400 cubic meters) of which 93 vessels operated in the international market and 19 operated in the U.S. Flag market. OSG's newbuilding program of owned and chartered-in vessels totaled 44 and extends across each of its operating segments, bringing the Company's total operating and newbuild fleet to 156 vessels.

OSG's vessel operations are organized into four strategic business units and focused on market segments each serve: crude oil ("International Flag Crude Tankers"), refined petroleum products ("International Product Carriers"), U.S. Flag vessels ("U.S. Flag") and gas ("Gas"). The International Flag Crude Tankers unit manages International Flag V-Plus, VLCC, Suezmax, Aframax and Panamax tankers; the International Product Carriers unit principally manages Panamax and Handysize Product Carriers; the U.S. Flag unit manages most U.S. Flag vessels; and the Gas unit at year end had two LNG Carriers under management with two additional vessels delivering in the first quarter of 2008. For 2007, the Gas unit was not a reportable business segment for financial reporting purposes. Each business unit has dedicated chartering and commercial personnel while the Company's technical ship management operations and corporate departments support the Company's global fleet and corporate operations.

The Company generally charters its vessels either for specific voyages at spot rates or for specific periods of time at fixed daily amounts. Spot market rates are highly volatile, while time and bareboat charter rates are fixed for a specific period of time, and provide a more predictive stream of Time Charter Equivalent Revenues. For a more detailed discussion on factors influencing spot and time charter markets, see Operations—Charter Types later in this section.

A glossary of shipping terms (the "Glossary") that should be used as a reference when reading this Annual Report on Form 10-K can be found later in Item 1. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

BUSINESS STRATEGY

The Company's strategy is to be the most respected energy transportation company in the world and to have a balanced portfolio of vessels in its fleet. As a major international shipping company, OSG intends to achieve its strategy by focusing on three goals: maximizing returns to shareholders throughout all markets; providing reliable transportation to its customers while protecting its crews, vessels and the environment; and creating a rewarding and challenging workplace for its sea and shore-based employees.

To achieve its strategy, OSG seeks to be a market leader in each of the segments in which it operates, International Flag Crude Tankers, International Product Carriers, U.S. Flag and Gas. To support this goal, OSG balances the expansion of its International and U.S. Flag fleets on an opportunistic basis, continuously improves its operations and seeks to maintain a strong balance sheet and financial flexibility to support future growth. OSG believes that it differentiates itself from its competitors through the scale and diversity of its fleet, the skills, experience and capabilities of its sea-based crew and shore-based personnel, and its provision of reliable, safe transportation services to customers.

Balanced Growth—The Company believes that by balancing the types of vessels it deploys and actively managing the mix of charter types as well as the ownership profile of its fleet, it can maximize returns on invested capital while making it less dependent on any particular market sector.

Operational Excellence—The Company is committed to technical excellence across its fleet. The Company's high quality, modern fleet, which is operated by experienced crews and supported by experienced shore side personnel, has in place a program of standardized operational practices and procedures that have been designed to ensure that seafarers and vessel operations comply with all applicable environmental, regulatory and safety standards established by International and U.S. maritime laws. The Company has a philosophy of continuous improvement in its systems and technologies designed to support such compliance. For more information, see Technical Operations later in this section.

2007 Annual Report                                                                                                                                                                       1

Financial Flexibility—The Company believes its strong balance sheet, high credit rating and high level of unencumbered assets give it access to both the unsecured bank markets and the public debt markets, allowing it to borrow primarily on an unsecured basis. This, in turn, reduces its financing costs and cash flow breakeven levels. This financial flexibility permits the Company to pursue attractive business opportunities.

Summary of 2007 Events
During 2007, the Company pursued numerous initiatives that supported its balanced growth strategy, some of which are highlighted below.

Fleet Diversification, Fleet Expansion and Active Asset Management

International Flag Crude Tankers—The crude oil fleet expanded from 49 operating vessels and four newbuilds at the end of 2006 to 53 operating vessels and 10 newbuilds at the end of 2007. The crude oil transportation unit executed a number of sale, purchase, diversification and charter-in transactions in order to better serve its customers. Key events and transactions included:

Forward sale.    The Company agreed to sell the Overseas Donna, a 2000-built VLCC for forward delivery. At the discretion of the purchaser, the vessel will be delivered no later than July 2009, at which time OSG will recognize a gain on the sale in excess of $75 million.

Acquisition of Hiedmar Lightering.    On April 20, 2007, OSG completed the acquisition of the Heidmar Lightering business from a subsidiary of Morgan Stanley Capital Group Inc. for approximately $41 million. The Houston-based operation provides crude oil lightering services to refiners, oil companies and trading companies, primarily in the U.S. Gulf. The business manages a portfolio of one-to-three year fixed rate cargo contracts with a fleet of five dedicated International Flag Aframaxes and three U.S. Flag workboats. Subsequent to the acquisition, the International Flag lightering operations expanded to the U.S. West Coast.

Purchased vessels.    In January 2007, OSG acquired 49.99% interest in a company that is constructing two VLCC tankers in China, which are expected to deliver in 2009.

Fleet diversification.    In the third quarter, OSG announced the planned addition of four Suezmax tankers to its crude oil fleet, giving the Company the distinction of being the only ship owner that offers service across all crude vessel classes: V-Plus, VLCC, Suezmax, Aframax, Panamax and Lightering. The Company purchased two secondhand vessels that were then sold and bareboat chartered-back for seven and 10 years. Two newbuilding Suezmaxes were time chartered-in for three years commencing upon their delivery, which are expected in the fourth quarter of 2008. The first of the two secondhand vessels, the Overseas Newcastle, was delivered and began trading in December 2007. The other secondhand vessel, the Overseas London, commenced its 10-year bareboat charter to the Company in late-January 2008.

Fleet expansion through charter-in arrangements.    The Watban, a 1996-built VLCC, was chartered-in through 2011 replacing 50% interests in two VLCCs that redelivered during the year. OSG took a 50% interest in three-year time charter-in commitments for two newbuild Aframaxes, the Aqua and the Action, which entered the fleet in the second and third quarter of 2007, respectively; and OSG took a 50% interest in a five-year time charter-in of a VLCC, the KHK Vision, which delivered in the second quarter of 2007. All of these vessels trade in Commercial Pools in which the Company participates.

International Product Carriers—The product carrier fleet expanded from 32 operating vessels and 12 newbuilds at the end of 2006 to 35 operating vessels and 16 newbuilds at the end of 2007. Key events and transactions are highlighted below:

Vessel Deliveries.    The Overseas Cygnus delivered in the first quarter of 2007 and the Overseas Sextans delivered in the second quarter of 2007. Both vessels have been time chartered-in for 10 years. The 2007-built vessels are IMO III certified, which gives them the flexibility to transport vegetable oils.

Vessel sales.    The Overseas Almar, a 1996-built Handysize Product Carrier, was sold and a gain of approximately $5.6 million was recognized in the second quarter of 2007.

LR1 Fleet Expansion.    In an effort to diversify its portfolio of vessels to better serve customers and enhance its competitive position as product trades shift and globalize, OSG expanded its large size coated Panamax fleet, or LR1 tankers. The Company purchased two 2006-built LR1s, the Overseas Visayas and the Overseas Luzon, which

2                                                                                                                                                 Overseas Shipholding Group, Inc.

delivered in the third quarter. In August, OSG announced that it will build four LR1 vessels, which are expected to deliver in 2010 and 2011, and in the fourth quarter, OSG exercised an option to build two additional LR1 vessels, which are expected to deliver in late 2011. This expansion brings the OSG's operating and newbuild LR1 fleet to 10 vessels.

Sale-leasebacks.    OSG sold and bareboat chartered back two 1996-built Handysize Product Carriers, the Overseas Nedimar and the Overseas Limar. The $10.8 million gain from the sales has been deferred and is being amortized over seven and one-half years (the term of the charter-backs) as a reduction of charter hire expense. OSG has renewal options at the end of each charter-hire period.

U.S. Flag—The U.S. Flag fleet of 19 operating vessels and 16 newbuilds as of December 31, 2007, contracted slightly from 20 operating vessels and 14 newbuilds at the end of 2006, primarily a result of selling older tonnage and ordering shuttle tankers and ATBs for transporting refined petroleum products. Key events and transactions were:

Fleet Expansion and Modernization.    In the first quarter of 2007, OSG announced a definitive agreement to build three new Articulated Tug Barges. The vessels are scheduled to be delivered in the fourth quarter of 2009 and the second and fourth quarters of 2010. Further expanding its Jones Act Product Carrier newbuild program, OSG announced a definitive agreement to expand its Aker newbuild series by two additional MT-46 Jones Act Product Carriers during the fourth quarter of 2007. This agreement brings the total number of ships OSG will bareboat-charter in from Aker to twelve.

The M211 was taken out of service to be expanded and converted to a double-hull configuration in April 2007 and is expected to rejoin the operating fleet in the first half of 2008. During the year, the Company sold three older Dry Bulk Carriers: the Overseas Harriette, the Allegiance and the Perseverance.

Vessel Deliveries.    Three U.S. Flag Jones Act Product Carriers delivered in 2007. The Overseas Houston delivered and began trading in the first quarter, the Overseas Long Beach began trading in July and the Overseas Los Angeles began trading in November. An ATB, OSG 242, reentered the fleet after being converted to a double-hull configuration and expanding its capacity by 38,000 barrels using a patented methodology.

New Trade.    In October 2007, OSG announced that it has signed a definitive agreement to charter two 46,000 dwt Jones Act tankers to Petrobras America, Inc., marking the first U.S. Flag shuttle tankers to transport oil from ultra-deepwater drilling projects in the U.S. Gulf of Mexico. OSG will provide shuttle tanker services from a Floating Production Storage and Offloading facility, or FPSO, at the Chinook and Cascade ultra-deepwater fields in the Walker Ridge area of the Gulf of Mexico. Ultra-deepwater discoveries are located in water at least 8,000 feet deep and require an additional 15,000 feet of drilling beneath the ocean floor. FPSOs and shuttle tankers are a cost-effective means of transporting offshore oil where pipeline infrastructure is too costly or technologically not feasible to construct. This will be the first FPSO and shuttle tanker project in U.S. waters.

Gas—The first two of OSG's Q-Flex LNG Carriers delivered during the fourth quarter of 2007 and began trading. The Al Gattara, delivered on November 6 and commenced its 25-year time charter on November 23. The Tembek delivered on November 19 and commenced its 25-year time charter on December 6. Two additional LNG Carriers delivered in the first quarter of 2008. OSG has a 49.9% ownership interest in each of the LNG Carriers.

Financial Strength and Stability

During the year, the Company repurchased a total of 8.3 million shares at a cost of approximately $551 million through open market purchases and one single block transaction of 5.1 million shares. As of December 31, 2007, approximately $45 million remained available for further share repurchases under the $200 million repurchase program that was approved by the Company's Board of Directors in April 2007.

On June 6, 2007, the Company's Board of Directors announced a regular quarterly dividend of $0.3125 per share, a 25% increase from $0.25 per share, which had been in place since April 2006.

During the first half of 2007, OSG sold its entire 44.5% interest in Double Hull Tankers (NYSE: DHT) and recognized total gains from the sale of approximately $40.6 million. OSG continues to time charter-in DHT's initial fleet of seven vessels that remain subject to valuable extension options.

In May 2007, OSG formed OSG America L.P., a master limited partnership ("MLP"), and on November 15, 2007, completed an initial public offering, issuing 7.5 million common units (representing a 24.5% limited partner interest),

2007 Annual Report                                                                                                                                                                       3

priced at $19.00 per unit. OSG America L.P. trades on the New York Stock Exchange under the ticker "OSP". At December 31, 2007, the OSG America L.P. fleet consisted of 19 U.S. Flag product carriers and tug barges, a newbuild fleet of five product carriers and options to purchase an additional 10 vessels upon delivery. OSG executed this transaction in order to enhance the valuation of its U.S. Flag assets, which have generally predictable cash flows generated by medium and long-term charters. The MLP structure should also lower its cost of capital, enabling it to pursue growth opportunities more competitively. The transaction generated $129.3 million in proceeds to OSG, which the Company used to pay down debt in the fourth quarter.

In November 2007, OSG America L.P. entered into a five-year senior secured revolving credit agreement. Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by the lenders.

Active Asset Management

In support of its balanced growth strategy, OSG seeks to balance the mix of owned and chartered-in tonnage of both its operating and newbuild fleet. As noted in the summary of events and transactions by business units above, the Company entered into a number of transactions whereby it sold or sold and leased-back vessels during the year. Fleet disposition activity during 2007 resulted in proceeds on vessel sales of $224 million resulting in $7.1 million in gains. Sale and lease-back transactions allow the Company to monetize assets in a favorable secondhand market, thereby transferring residual risk of older tonnage to third parties while retaining control of the tonnage. Amortization of deferred gains from sale and lease back transactions, which amounted to $47.3 million in 2007, is recorded as a reduction of charter hire expense.

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

Fleet Highlights
As of December 31, 2007, OSG's owned, operated and newbuild fleet aggregated 156 vessels. Of this total, 121 vessels are International Flag and 35 vessels are U.S. Flag. The Marshall Islands is the principal flag of registry of the Company's International Flag vessels. The Company has one of the industry's most modern and efficient fleets in the international market. At a time when customers are demonstrating an increasingly clear preference for modern tonnage based on concerns about the environmental risks associated with older vessels, 100% of OSG's owned International Flag fleet is double hull.

Additional information about the Company's fleet, including its ownership profile, is set forth below under Operations—Fleet Summary, as well as on the Company's website, www.osg.com.

Fleet

	International Flag Fleet								U.S. Flag Fleet (3)	Total
	Crude Tankers
					Product Carriers
	VLCC (1)
		Suezmax	Aframax (2)	Panamax	Handysize	Panamax	Gas	Other

Owned	10	—	7	9	12	4	2	1	14	59
Chartered-in	10	1	14	2	19	—	—	2	5	53
Newbuilds	2	2	6	—	10	6	2	—	16	44
Total	22	3	27	11	41	10	4	3	35	156

(1)
Includes V-Pluses

(2)
Includes lightering vessels

(3)
Excludes three U.S. Flag vessels that trade primarily in the international markets and are therefore reflected in the International Product Carriers reportable segment

4                                                                                                                                                 Overseas Shipholding Group, Inc.

Newbuild Delivery Schedule as of December 31, 2007

Year/Segment	Q1	Q2	Q3	Q4	Total

2008

Crude	—	1	3	3	7
Products	1	3	1	—	5
U.S. Flag	1	2	2	—	5
Gas	2	—	—	—	2
Total	4	6	6	3	19

2009

Crude	1	1	—	1	3
Products	1	—	1	—	2
U.S. Flag	2	1	1	1	5
Gas	—	—	—	—	0
Total	4	2	2	2	10

2010

Crude	—	—	—	—	0
Products	1	1	1	2	5
U.S. Flag	1	2	—	2	5
Gas	—	—	—	—	0
Total	2	3	1	4	10

2011

Crude	—	—	—	—	0
Products	1	2	1	—	4
U.S. Flag	1	—	—	—	1
Gas	—	—	—	—	0
Total	2	2	1	0	5

TOTAL					44

Commercial Pools
To increase vessel utilization and thereby revenues, the Company participates in Commercial Pools with other like-minded ship owners of similar modern, well-maintained vessels. By operating a large number of vessels as an integrated transportation system, Commercial Pools offer customers greater flexibility and a higher level of service while achieving improved scheduling efficiencies. All of the Company's V-Plus and VLCC vessels are managed in the Tankers International pool which, as of December 31, 2007, operated an aggregate of 47 VLCC and V-Plus tankers that trade on long haul routes throughout the world. All of OSG's Aframax tankers except for four dedicated lightering vessels operate in the Aframax International pool, which at year end 2007 consisted of 40 Aframaxes that generally trade in the Atlantic Basin, North Sea and the Mediterranean on short and medium haul routes. Nine of the Company's 11 crude oil Panamax tankers participate in Panamax International, which operated a total of 21 Panamaxes as of December 31, 2007 on short haul and medium haul routes between South and Central America, the U.S. and the Caribbean. Five of OSG's Handysize Product Carriers participate in the Clean Products International Pool, a regional pool comprising six vessels that concentrates on triangulation trades in South America. These commercial ventures negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization rates for pool vessels by securing backhaul voyages and Contracts of Affreightment ("COAs"), thus generating higher effective TCE revenues than otherwise might be obtainable in the spot market while providing a higher level of service offerings to customers. For more information on the pools, see Operations—International Fleet Operations.

Technical Operations
OSG believes that its commercial success depends in large part on the Company's compliance with safety, quality and environmental ("SQE") standards mandated by worldwide regulators and customers. The Company's integrated technical management centers in the U.S. and Europe manage its operating fleet of International Flag crude oil

2007 Annual Report                                                                                                                                                                       5

tankers and refined petroleum product carriers, the U.S. Flag fleet and the gas fleet. In addition to regular maintenance and repair, crews onboard each vessel and OSG's technical management teams of shore side personnel are responsible for ensuring that the Company's fleet meets or exceeds SQE regulations and standards established by customers and the U.S. Coast Guard, SOLAS (the International Convention for the Safety of Life at Sea) and MARPOL. This is achieved by hiring highly qualified crews and personnel, developing and deploying standardized, fleet-wide operational practices and procedures, continuous education and training and the reinforcement of Company policies through integrated systems and technology, open reporting programs and shore side support. In connection with the Company's philosophy of continuous improvement, OSG's operational integrity group, an audit and investigative function, audits both compliance by vessel crews with operating procedures and vessel compliance with environmental regulatory requirements and vessel safety and maintenance standards and responds to the Company's anonymous self reporting system of possible violations of Company policies and procedures. Furthermore, the Company's Operational Compliance Officer, who reports to the President and the Board of Directors, has independent oversight of fleet-wide vessel operating practices and procedures and global training programs. OSG believes it has one of the most comprehensive environmental compliance programs in the industry with checks and balances throughout its system. As a result of the settlement with the U.S. Department of Justice in 2006, the Company agreed to an environmental compliance program, which was substantially the same as its existing environmental management programs.

Commercial Teams
OSG's commercial teams based in offices in Houston, London, New York, Singapore and Tampa enable customers to have access, at all times, to information about their cargo's position and status. The Company believes that the scale of its fleet, its commercial management skills and its extensive market knowledge allow it to consistently achieve better rates than smaller, independent shipowners. OSG's strong reputation in the marketplace is the result of longstanding relationships with its customers and business partners. Investments in technology, including database and software tools, have enabled OSG to improve the speed and quality of information it provides to its customers.

Customers
OSG's customers include major independent and state-owned oil companies, oil traders, and U.S. and international government entities. The Company believes that it distinguishes itself in the shipping market through an emphasis on service, safety and reliability and its ability to maintain and grow long-term customer relationships.

Liquidity
The Company believes that the strength of its balance sheet, and the financial flexibility that it affords, distinguishes it from many of its competitors. In 2007, stockholders' equity declined by $389 million to $1.8 billion, principally due to the Company's repurchase of $551 million of its shares, and liquidity, including undrawn bank facilities, stood at more than $1.8 billion at December 31, 2007. During 2007, OSG America L.P., a subsidiary of OSG, entered into a new $200 million secured credit facility, which is nonrecourse to the Company.

Liquidity adjusted debt to capital was 32.6% at December 31, 2007, compared with 14.8% as of December 31, 2006. The increase was principally the result of $551 million in share repurchases in 2007, which were substantially funded through borrowings under the Company's unsecured credit facility. For this purpose, liquidity adjusted debt is defined as long-term debt reduced by cash and the balance in the Capital Construction Fund.

Employees
As of December 31, 2007, the Company had 3,754 employees comprised of 3,278 seagoing personnel and 476 shore side staff. The Company has collective bargaining agreements with three different maritime unions covering 599 seagoing personnel employed on the Company's U.S. Flag vessels. These agreements are in effect for periods ending between March 2008 and June 2015. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. OSG believes that it has a satisfactory relationship with its employees.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements regarding the outlook for tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in

6                                                                                                                                                 Overseas Shipholding Group, Inc.

these forward-looking statements, including changes in production of or demand for oil and petroleum products, either globally or in particular regions; prospects for the growth of the Gas segment; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including accidents and discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; drydocking schedules differing from those previously anticipated; the ability of the Company to attract and retain experienced, qualified and skilled crewmembers; delays or cost overruns in the building of new vessels; the cost and availability of insurance coverage; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; estimates of future costs and other liabilities for certain environmental matters and compliance plans; and projections of the costs needed to develop and implement the Company's strategy of being a market leader in the segments in which the Company competes. The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

OPERATIONS

The bulk shipping of crude oil and refined and unrefined petroleum products has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers, ATBs and Product Carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company has established three reportable business segments: International Crude Tankers, International Product Carriers, and U.S. vessels.

The following chart reflects the percentage of TCE revenues generated by the Company's three reportable segments for each year in the three-year period ended December 31, 2007 and excludes the Company's proportionate share of TCE revenues of affiliated companies.

	Percentage of TCE Revenues
	2007	2006	2005

International
Crude Tankers	54.8%	68.9%	69.6%
Product Carriers	23.4%	21.7%	19.3%
Other	2.3%	1.8%	2.7%

Total International Segments	80.5%	92.4%	91.6%
U.S.	19.5%	7.6%	8.4%

Total	100.0%	100.0%	100.0%

The following chart reflects the percentage of income from vessel operations accounted for by each reportable segment. Income from vessel operations is before general and administrative expenses, gain on disposal of vessels and the Company's share of income from affiliated companies:

	Percentage of Income from Vessel Operations
	2007	2006	2005

International
Crude Tankers	69.3%	88.5%	78.6%
Product Carriers	17.6%	14.5%	14.5%
Other	1.1%	(5.9)%	0.9%

Total International Segments	88.0%	97.1%	94.0%
U.S.	12.0%	2.9%	6.0%

Total	100.0%	100.0%	100.0%

2007 Annual Report                                                                                                                                                                       7

For additional information regarding the Company's three reportable segments for the three years ended December 31, 2007, and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note F to the Company's consolidated financial statements set forth in Item 8.

The Other International segment for 2006 reflects a $27 million increase in the reserve for the settlement of investigations by the U.S. Department of Justice.

Revenues from International Crude Tankers are derived principally from voyage charters and are, therefore, significantly affected by prevailing spot rates. In contrast to International Crude Tankers, revenues from International Product Carriers and the vessels included in the U.S. reportable segment are derived principally from time charters generating a more predictable level of TCE earnings. Accordingly, the relative contributions of the Product Carriers and the U.S. segment's vessels to consolidated TCE revenues and to consolidated income from vessel operations are influenced by the level of freight rates then existing in the international market for crude oil tankers, increasing when such rates decrease, as they did in 2007, and decreasing when such rates increase.

Charter Types
The Company believes that by balancing the mix of TCE revenues generated by voyage charters and time charters, the Company is able to maximize its financial performance throughout shipping cycles.

Spot Market

Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 62% of the Company's TCE revenues in 2007 and 69% in 2006 and 2005. The above information is based, in part, on information provided by the pools or commercial ventures in which OSG participates. Accordingly, the Company's shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company's vessels operate. Spot market rates are highly volatile. Rates are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over the period of projected use. Seasonal trends greatly affect world oil consumption and consequently vessel demand. While trends in consumption vary with season, peaks in demand quite often precede seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand are principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by the volume of newbuilding deliveries, the removal (principally through scrapping or conversion) of existing vessels from service, and by the greater efficiency of modern tonnage. Scrapping is affected by the level of freight rates, by the level of scrap prices and by international and U.S. governmental regulations that require the maintenance of vessels within certain standards and mandate the retirement of vessels lacking double hulls.

Time and Bareboat Charter Market

A significant portion of the Company's U.S. Flag fleet, its International Flag Product Carrier fleet and the LNG fleet is on time charter, providing a significant and predictable level of earnings, which is not subject to fluctuations in spot-market rates. Time and bareboat charters constituted 38% of the Company's TCE revenues in 2007 and 31% in 2006 and 2005. Some of the Company's older chartered-in vessels are chartered through the remainder of their commercial lives.

8                                                                                                                                                 Overseas Shipholding Group, Inc.

Fleet Summary

As of December 31, 2007, OSG's International Flag and U.S. Flag operating fleet consisted of 112 vessels, 53% of which were owned, with the remaining vessels bareboat or time chartered-in. In order to maximize returns on invested capital, particularly during periods when newbuilding prices and second-hand prices are near all-time highs, the Company charters-in tonnage, enabling it to expand its fleet without making additional capital commitments. Vessels chartered-in may be Bareboat Charters (where OSG is responsible for all Vessel Expenses) or Time Charters (where the shipowner pays Vessel Expenses).

	Vessels Owned		Vessels Chartered-in		Total at December 31, 2007
Vessel Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt

Operating Fleet
VLCC (including V-Plus)	10	10	10	7.5	20	17.5	6,398,415
Suezmax	—	—	1	1	1	1	164,000
Aframax	6	6	12	8.6	18	14.6	1,913,154
Panamax	9	9	2	2	11	11	764,083
Lightering	1	1	2	1	3	2	252,111

International Flag Crude Tankers	26	26	27	20.1	53	46.1	9,491,763
Panamax Product Carriers	4	4	—	—	4	4	290,527
Handysize Product Carriers (1)	12	12	19	19	31	31	1,360,616

International Flag Product Carriers	16	16	19	19	35	35	1,651,143
Car Carrier (2)	1	1	—	—	1	1	16,101
International Bulk Carriers	—	—	2	2	2	2	319,843

International Flag Other (2)	1	1	2	2	3	3	335,944

Total Int'l Flag Operating Fleet	43	43	48	41.1	91	84.1	11,478,850

Handysize Product Carriers	3	3	5	5	8	8	367,497
Clean ATBs	8	8	—	—	8	8	216,630
Lightering:
Crude Carrier	1	1	—	—	1	1	39,948
ATBs	2	2	—	—	2	2	90,908

Total U.S. Flag Operating Fleet	14	14	5	5	19	19	714,983

LNG Carriers	2	1	—	—	2	1	432,400 cbm

Total Operating Fleet	59	58	53	46.1	112	104.1	12,193,833 432,400 cbm

Newbuild Fleet
International Flag
VLCC	2	1	—	—	2	1	594,000
Suezmax	—	—	2	2	2	2	312,000
Aframax	4	4	2	1	6	5	686,000
Panamax Product Carriers	6	6	—	—	6	6	441,000
Handysize Product Carriers	2	2	8	8	10	10	489,350
U.S. Flag
Product Carriers	—	—	9	9	9	9	421,335
Clean ATBs	4	4	—	—	4	4	136,777
Lightering ATBs	3	3	—	—	3	3	136,668
LNG Carriers	2	1	—	—	2	1	432,400 cbm

Total Newbuild Fleet	23	21	21	20	44	41	3,217,130 432,400 cbm

Total Operating and Newbuild Fleet	82	79	74	66.1	156	145.1	15,410,963 864,800 cbm

(1)
Includes three owned U.S. Flag Product Carriers that trade internationally, thus associated revenue is included in the Product Carrier segment.

(2)
The Overseas Joyce, the Company's only pure car carrier, was reflagged from U.S. Flag to International Flag in the fourth quarter of 2007 and no longer participates in the Maritime Security Program.

2007 Annual Report                                                                                                                                                                       9

OSG has one of the youngest International Flag fleets in the industry. The Company believes its modern, well maintained fleet is a significant competitive advantage in the global market. The table below reflects the average age of the Company's owned International Flag fleet in comparison with the world fleet.

Vessel Type	Average Age of OSG's Owned Fleet at 12/31/07	Average Age of OSG's Owned Fleet at 12/31/06	Average Age of World Fleet at 12/31/07*

VLCC (including V-Plus)	7.0 years	5.9 years	9.1 years
Aframax	9.2 years	8.2 years	8.9 years
Panamax (crude oil and refined petroleum products)	4.3 years	3.8 years	9.1 years
Handysize Product Carrier	6.2 years	5.9 years	9.4 years

*
Source: Clarkson database as of January 1, 2008

International Fleet Operations

Crude Oil Tankers

In order to enhance vessel utilization and TCE revenues, the Company has placed its V-Plus, VLCC and Aframax tankers, except four dedicated lightering vessels, as well as a number of Panamax tankers into Commercial Pools that are responsible for the Commercial Management of these vessels. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants, after deducting administrative fees, according to formulas based upon the relative carrying capacity, speed, and fuel consumption of each vessel.

•
Tankers International—Tankers International was formed in December 1999 by OSG and other leading tanker companies in order to pool the commercial operation of their modern VLCC fleets. As of December 31, 2007, Tankers International had nine participants and managed a fleet of 47 modern VLCCs and V-Pluses that trade throughout the world, including all 20 (17.5, weighted by ownership) of the Company's V-Plus and VLCC owned and chartered-in vessels.

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

•
Aframax International—Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. As of December 31, 2007, there were eight participants in Aframax International and the pool Commercially Managed 40 vessels, including 14 (11.6, weighted by ownership) of the Company's owned and chartered-in vessels. Aframax International's vessels generally trade in the Atlantic Basin, North Sea and the Mediterranean. The Aframax International pool has been able to enhance vessel utilization with backhaul cargoes and COAs, thereby generating higher TCE revenues than would otherwise be attainable in the spot market.

•
Panamax International—Panamax International was formed in April 2004 and provides the Commercial Management of the Panamax fleets of its three participants. As of December 31, 2007, Panamax International managed a fleet of 21 modern Panamaxes, which includes six of the Company's crude Panamaxes and two of its Panamax Product Carriers, as well as three crude Panamaxes that are time chartered to one of the pool partners.

Product Carriers

International Product Carriers constitutes one of the Company's reportable business segments and is made up of a diverse International Flag and U.S. Flag fleet that transport refined petroleum products worldwide. The fleet, consisting of 31 medium-range ("MR") Product Carriers and four long-range Panamax coated tankers ("LR1"), gives

10                                                                                                                   Overseas Shipholding Group, Inc.

OSG the ability to provide a broad range of services to global customers. Refined petroleum product cargoes are transported from refineries to consuming markets and are characterized by both long- and short-haul routes. The market is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. The Company's expansion of its Product Carrier fleet is consistent with its balanced growth strategy and was built upon a commercial and technical platform of operating a core fleet of Handysize Product Carriers by expanding and growing revenues and earnings in a market sector with more predictable earnings characteristics.

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

•
OSG trades five of its Handysize Product Carriers, including two that are time chartered to the other pool participant, in the Clean Products International Pool, a regional Commercial Pool formed in 2006 with Ultragas Group. The pool is comprised of six vessels and concentrates on triangulation trades in South America.

•
Since 2005, OSG has ordered or chartered-in from third parties 14 newbuild Handysize Product Carriers and six newbuild Panamax Product Carriers. Delivery of these vessels began in 2006 and will continue through 2011. These newbuilds are an important part of the business unit's strategy to modernize and expand its fleet, and offset redeliveries of older, chartered-in Handysize vessels scheduled for 2008 and 2009. Of the Product Carrier newbuild program, all except one of the Handysize vessels will be IMO III compliant, allowing for increased flexibility when switching between cargo grades.

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

•
Three U.S. Flag vessels that participate in the U.S. government's Maritime Security Program, the Overseas Maremar, the Overseas Luxmar and the Overseas Ambermar, are included in the International Product Carrier unit. For detailed information on the Maritime Security Program, see U.S. Flag Fleet Operations, Maritime Security Program later in this section.

Gas

Gas constitutes one of the Company's business units, which will transport two important energy sources: liquefied natural gas and compressed natural gas. The Company entered each of these energy sectors with strategic partners, a tactic that allows OSG to gain experience in each sector prior to committing to more significant expansion. The expansion into the gas market further enhances the Company's fixed revenue and earnings base, since both LNG and CNG markets are characterized by long-term time-charters.

•
OSG has constructed four 216,000 cbm LNG Carriers, two of which delivered in the fourth quarter of 2007 and two of which delivered in the first quarter of 2008. The Company entered this emerging energy market in November 2004, after a competitive tender process whereby Qatar Liquefied Gas Company Limited (II) selected a joint venture in which the Company has a 49.9% interest to time charter the LNG Carriers for twenty-five years, with options to extend. The joint venture between the Company and Qatar Gas Transport Company Limited (Nakilat) ordered the four vessels at a total purchase price of $913 million. The Company provides Technical Management for these state-of-the-art vessels. The Company's expansion into the LNG segment supports its strategy of fleet diversification and expansion into markets with significant growth opportunities. For more information about the financing of the LNG Carriers, see Note H to the consolidated financial statements set forth in Item 8.

•
The Company entered the CNG segment in 2006 through a partnership between OSG and TransCanada CNG Technologies Ltd, a subsidiary of TransCanada Corporation. The partnership combines OSG's knowledge of marine transportation and vessel construction with TransCanada's patented technology for Gas Transport Modules

2007 Annual Report                                                                                                                                                                       11

  ("GTMs") that is intended to enable the development of efficient and commercially viable CNG vessels. TransCanada's GTM technology utilizes a proprietary composite reinforced steel pressure container system manufactured under license from NCF Industries Inc. (U.S. and foreign patents issued and pending).

U.S. Flag Fleet Operations

OSG is one of the largest commercial owners and operators of Jones Act vessels in the United States. The Company's U.S. Flag Fleet has expanded significantly since 2004 and today consists of 35 owned, operated and newbuild Handysize Product Carrier and tug barges. As a U.S.-based company, OSG is uniquely positioned to participate in the U.S. Jones Act shipping market, a trade that is not available to its foreign-based competitors. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies more than 75% owned and controlled by U. S. citizens. The Jones Act regulations, coupled with tax law changes in the American Jobs Creation Act of 2004, has enabled OSG to significantly invest in and expand its U.S. Fleet business.

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

•
Jones Act Product Carrier Newbuild Order—In June 2005, OSG signed agreements to bareboat charter-in 10 Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard, Inc. and in October 2007, the order was further expanded by an additional two sister ships. The unique market dynamic of a declining Jones Act single hull fleet in the United States as a result of the U.S. Oil Pollution Act of 1990 ("OPA 90"), coupled with the expected continued growth in demand by U.S. consumers for crude oil and petroleum products transported by sea, served as the basis for OSG placing the series order for the product carriers prior to securing employment for the vessels. OSG has chartered-in each vessel for initial terms of five to ten years commencing on delivery of each vessel. The Company has extension options for the life of the vessels. As of December 31, 2007, OSG has entered into long-term time charters-out for 11 of these 12 vessels. Three of the ships delivered in 2007 and commenced long-term charters. The remaining nine vessels under construction will deliver from 2008 through 2011.

•
Alaskan North Slope Trade—OSG has a significant presence in the Alaskan North Slope trade through its 37.5% equity interest in Alaska Tanker Company, LLC ("ATC"), a joint venture that was formed in 1999 among OSG, BP p.l.c. ("BP") and Keystone Shipping Company ("Keystone"), to support BP's Alaskan crude oil transportation requirements. The Company's participation in ATC provides it with the ability to earn additional income (incentive hire) based upon ATC's meeting certain predetermined performance standards. Such income, which is included in equity in income of affiliated companies, amounted to $5.5 million in 2007, $6.8 million in 2006 and $8.1 million in 2005.

•
Maritime Security Program—From late 1996 until late 2007, the Company's U.S. Flag Pure Car Carrier participated in the U.S. Maritime Security Program (the "Program"), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. In 2005, the Company signed four agreements with the Maritime Administrator of the Department of Transportation pursuant to which the Company entered three reflagged U.S. Flag Product Carriers and re-entered its U.S. Flag Pure Car Carrier into the Program. The terms of the three agreements relating to the reflagged Product Carriers are four years, subject to extension to a total of ten years in the event that the Company is awarded certain construction subsidies under the National Defense Tanker Vessel Construction Program ("NDTVCP") and substitutes appropriate newbuild vessels constructed with such subsidies for the reflagged Product Carriers. Congressional funding of the NDTVCP has not been approved and there can be no assurance that Congress will provide such construction subsidies, that such subsidies will be awarded to the Company or that terms of these agreements will be extended if the Company does not substitute newbuild vessels constructed with such subsidies. Under the Company's 10-year agreement relating to the Pure Car Carrier, the vessel continued in the Program through October 2007, at which time the vessel, Overseas Joyce, exited the Program and was reflagged under the Marshalls Island flag. Under the Program, the Company receives approximately $2.6 million per year for each vessel through 2008, $2.9 million per year for

12                                                                                                                   Overseas Shipholding Group, Inc.

  each vessel from 2009 through 2011, and $3.1 million per year for each vessel from 2012 through 2016, subject in each case to annual Congressional appropriations.

•
Capital Construction Fund—To encourage private investment in U.S. Flag vessels, the Merchant Marine Act of 1970 (the "Act") permits deferral of taxes on earnings from U.S. Flag vessels deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag vessels (primarily those limited to foreign, Great Lakes, and noncontiguous domestic trades). The Company is a party to an agreement under such Act. Under the agreement, the general objective is for U.S. Flag vessels to be constructed or acquired through the use of assets accumulated in the fund. If the agreement is terminated or amounts are withdrawn from the Capital Construction Fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had approximately $151 million in its Capital Construction Fund as of December 31, 2007. The Company's balance sheet at December 31, 2007 includes a liability of approximately $55 million for deferred taxes on the fund deposits and earnings thereon. During 2007, the Company withdrew approximately $172 million from its Capital Construction Fund towards the initial acquisition of the construction contracts for the three Lightering ATBs and for subsequent construction costs.

Investments in Affiliated Companies

The following chart reflects the percentage of income of investments in joint ventures and other investments accounted for using the equity method by each reportable segment.

	Percentage of Income of Equity Method Investments
	2007		2006	2005

International
Crude Tankers	40.9%		66.6%	82.2%
Other	(5.6%	)	3.1%	(0.6%	)

Total International Segments	35.3%		69.7%	81.6%
U.S.	64.7%		30.3%	18.4%

Total	100.0%		100.0%	100.0%

As a result of the 2005 sales of Front Tobago (a VLCC in which the Company held a 30% joint venture interest) and the Compass I (an Aframax in which OSG held a 50% joint venture interest) and the Company's purchase of its partner's 50.1% interest in a joint venture that owned four V-Pluses (see discussion below), the only operating vessels held in companies accounted for by the equity method at December 31, 2006 and 2005 were those held through Double Hull Tankers, Inc. ("DHT"), all of which are on time charters to OSG, with profit sharing. In October 2005, the Company sold seven tankers (three VLCCs and four Aframaxes) to DHT in connection with DHT's initial public offering. These vessels are time chartered back to OSG at fixed rates for initial periods of five to six and one-half years. The charters provide for the payment of additional hire, on a quarterly basis, by OSG when the aggregate revenue earned by these vessels for the Company exceeds the sum of the basic hire paid during the quarter by the Company. During the first six months of 2007, the company sold its remaining shares of DHT and reducing its interest in DHT to 0.0% as of June 30, 2007 from 44.5% as of December 31, 2006.

The first two of four 216,000 cbm LNG Carriers were delivered from shipyards in the Far East in the fourth quarter of 2007. After a ballast voyage to the Middle East, the cost of which was expensed in accordance with current accounting rules, each vessel commenced 25-year time charters. The Company's share of the results of these vessels is included in International—Other in the above table.

COMPETITION

The shipping industry is highly competitive and fragmented with OSG competing with other owners of U.S. and International Flag tankers and dry cargo ships. Competitors include other independent shipowners and integrated oil companies and state owned entities with their own fleets, oil traders with logistical operations, and pipelines.

2007 Annual Report                                                                                                                                                                       13

OSG's vessels compete with all other vessels of a size and type required by the customer that can be available at the date specified. In the spot market, competition is based primarily on price, although charterers are becoming more selective with respect to the quality of the vessel they hire considering other key factors such as the vessel age, the reliability and quality of operations and preference for modern double hull vessels based on concerns about environmental risks associated with older vessels. Consequently, owners of large modern double hull fleets have gained a competitive advantage over owners of older fleets. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be more significant when competing for business.

OSG's fleet of VLCCs and V-Pluses is commercially managed through Tankers International. Tankers International, with a total of 47 VLCCs and V-Pluses as of December 31, 2007 is a leading player in this highly competitive and fragmented market. Tankers International's main competitors include Frontline Ltd., Mitsui OSK Lines, Ltd., Nippon Yusen Kabushiki Kaisha and VELA International Marine Ltd., the shipping arm of the Saudi Arabian oil company, and AGELEF Shipping Co. (London) Ltd.

OSG is a founding member of Aframax International, which consists of 40 Aframaxes trading primarily in the Atlantic Basin, North Sea, Baltic and Black Sea areas and in the Mediterranean. Aframax International is one of the three largest operators in this market sector. Aframax International's main competitors include Teekay Shipping Corporation, Malaysian International Shipping Corporation Berhad, Novorossiysk Shipping Company, Sigma Tankers Heidmar Inc. and British Petroleum Shipping Ltd.

OSG's main competitors in the highly fragmented Panamax trade include owners, trader's relets and pool operators. OSG's fleet of Panamax tankers is commercially managed by Panamax International, who commercially manages 21 double hull vessels. Main competitors include Star Tankers Heidmar Inc., A/S Dampskibsselskabet Torm, Scorpio Pool Management S.A.M. as well as Glencore International AG.

In the Handysize Product Carrier segment, OSG owns or charters-in a fleet of 31 vessels that competes in a highly fragmented market. Some of the OSG vessels are operated in the Clean Product International Pool. Main competitors include Glencore International AG, Handytankers K/S, Vitol Group, Trafigura, A/S Dampskibsselskabet Torm, Sovcomflot OAO and Novorossiysk Shipping Company.

The U.S. Jones Act restricts U.S. point-to-point seaborne shipments to vessels operating under U.S. Flag that were built in the U.S., manned by U.S. crews and at least 75% owned and operated by U.S. citizens. OSG's primary competitors are operators of U.S. Flag oceangoing barges and tankers, such as Seacor Holdings Inc., Crowley and U.S. Shipping Partners L.P. and operators of refined product pipelines, such as the Colonial and Plantation pipeline systems that transport refined petroleum products directly from refineries to markets.

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

14                                                                                                                   Overseas Shipholding Group, Inc.

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

OSG's International Flag tanker fleet is comprised of modern double hull vessels, except for 13 chartered-in Handysize Product Carriers and two chartered-in Aframax lightering vessels, which do not qualify as double hull for MARPOL or EU purposes. The direct impact to the Company of the revised and accelerated IMO phase out schedule will be limited, as all of the Company's crude oil tankers, except these two chartered-in, double sided Aframaxes that are used exclusively in lightering activities in the U.S. Gulf, and all but these 13 chartered-in International Flag Product Carriers, are double hull, and the charters-in expire prior to the date of the respective vessels' IMO phase out. However, because eight of these 13 vessels are not already chartered out through the end of their respective charters-in, they are less likely to command premium rates when their current time charters out end. Likewise, the two non double hull International Flag lightering vessels may not command premium rates if customers become less inclined to use non double hull vessels generally or for this purpose. The Company's four double bottom U.S. Flag

2007 Annual Report                                                                                                                                                                       15

Product Carriers and two single hull barges (one is being rebuilt to double hull specifications with completion scheduled for the first half of 2008 and the other is currently in lay-up) participate in the U.S. Jones Act trades and are therefore not affected by the IMO phase-out schedule. The U.S. has not adopted the 2001 amendments to the MARPOL regulations, which were viewed as less restrictive than OPA 90 regulations that were already in place.

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

All of the Company's vessels are certified under the standards promulgated by the International Standards Organization in ISO 9001 in 2000 and ISO 14001 in 2004 and those promulgated by the IMO in its International Safety Management ("ISM") safety and pollution prevention protocols. The ISM Code requires a document of compliance to be obtained for the vessel manager and a safety management certificate to be obtained for each vessel that it operates. The Company has obtained documents of compliance for its shore side offices that have responsibility for vessel management and safety management certificates for each of the vessels that such offices manage. These documents of compliance and safety management certificates must be verified or renewed periodically (annually or less frequently, depending on the type of document) in accordance with the ISM Code. Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the U.S. Coast Guard and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading with U.S. and EU ports.

Although the U.S. is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969. Under this convention, depending on whether the country in which the damage results is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability will be limited to approximately $7.2 million plus $1,007 for each additional gross ton over 5,000. For vessels over 140,000 gross tons, liability will be limited to approximately $143 million. As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on February 1, 2008. Under the 1969 Convention, the right to limit liability is forfeited where the spill is caused by the owner's actual fault; under the 1992 Protocol, a shipowner cannot limit liability where the spill is caused by the owner's intentional or reckless conduct. Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO. See the discussion of Insurance below.

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

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters, creates an obligation for port states to inspect at least 25% of vessels using their ports annually and provides for increased

16                                                                                                                   Overseas Shipholding Group, Inc.

surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. In addition, the EU is considering the adoption of criminal sanctions for certain pollution events, such as the unauthorized discharge of tank washings. Certain member states of the European Union, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. It is impossible to predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority.

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

2007 Annual Report                                                                                                                                                                       17

National Pollution Funds Center. Under OPA 90 regulations, an owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel having the greatest maximum strict liability under OPA 90 and CERCLA. OSG has provided the requisite guarantees and has received certificates of financial responsibility from the U.S. Coast Guard for each of its vessels required to have one.

OSG has insurance for each of its vessels with pollution liability insurance in the amount of $1 billion. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company's business.

OPA 90 calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits existing single hull vessels to operate until 2015 if they discharge at deep water ports, or lighter more than 60 miles offshore.

The Company's four double bottom U.S. Flag Product Carriers will be affected by the OPA 90 phase-out schedule in 2012 and 2013; however, two of these vessels are operated under capital leases expiring in 2011, before their phase-out dates, while the other two vessels will be close to 30 years old at the dates they are first affected by the OPA 90 phase-out schedule. The Company also has two single hull U.S. Flag barges, one of which is being rebuilt to double hull specifications with completion scheduled for the first half of 2008, while the other will be over 33 years old when it is affected by the OPA 90 phase-out. The OPA 90 phase-out dates for the Company's non double hull International Flag Product Carriers and two double sided International Flag lightering vessels are subsequent to their respective IMO phase-out dates.

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

OPA 90 also requires training programs and periodic drills for shoreside staff and response personnel and for vessels and their crews.

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

In addition, the U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in U.S. navigable waters and imposes strict liability in the form of penalties for unauthorized discharges. The Clean Water Act also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under the more recent OPA and CERCLA, discussed above. The U.S. Environmental Protection Agency, or EPA, has exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports from Clean Water Act permitting requirements. However, on March 30, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in EPA's regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, directing EPA to develop a system for regulating all discharges from vessels by that date. Although the EPA has appealed this decision, if the exemption is repealed, the Company's vessels would be subject to Clean Water Act permitting requirements that could include ballast water treatment obligations that could increase the cost of operating in the United States. For example, repeal of the ballast water exemption could require the installation of equipment on the Company's vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost and/or otherwise restrict the Company's vessels from entering U.S. waters.

18                                                                                                                   Overseas Shipholding Group, Inc.

Domestic Air Emissions Standards

The U.S. has not yet ratified MARPOL Annex VI. Without knowing how Annex VI will be implemented, if at all, in the U.S., it is difficult for the Company to evaluate whether the cost of complying with Annex VI as so implemented will be material. The Company believes that its fleet would not be impacted disproportionately compared with those of its competitors.

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

Lightering activities in Delaware are subject to Title V of the CAA, and OSG is the only marine operator with a Title V permit to engage in lightering operations. The State of Delaware is in non-compliance with EPA requirements for volatile organic compounds, or VOCs. OSG's U.S. Flag lightering operations are the State of Delaware's largest single source of VOCs. The Delaware Department of Natural Resources and Environment Control, or DNREC, is currently engaged in rule making to address emissions of VOCs from lightering operations, and the Company is working closely with DNREC to craft regulations designed to reduce such emissions. New regulations designed to reduce the release of VOCs during crude oil lightering went into effect on May 11, 2007. In cooperation with DNREC, the Company's U.S. Flag operations have engaged in a pilot project involving vapor balancing between one of its tankers, the Overseas Integrity, and "ships to be lightered." In addition, OSG continues to evaluate other vapor reduction technologies and has incorporated vapor control technologies in the design of the Company's new ATBs.

The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in major metropolitan and industrial areas. Where states fail to present approvable SIPs, or SIP revisions by certain statutory deadlines, the U.S. government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. Where required, the Company's vessels are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase its costs, the Company believes, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

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

2007 Annual Report                                                                                                                                                                       19

All of the Company's ships have obtained an International Ship Security Certificate from a recognized security organization approved by the appropriate flag states and each vessel has developed and implemented an approved Ship Security Plan.

Insurance

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $5.45 billion. As a member of a P&I Association which is a member of the International Group, the Company is subject to calls payable to the Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2007, the Company was a member of three P&I Associations with each of its vessels insured by one of these three Associations. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $100,000 to $500,000 per vessel per incident. The Company is self insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $3,000,000 per policy year.

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

Legislation has been introduced that is aimed at deferring the claiming by a taxpayer of deductions attributable to foreign source income that is not subject to current U.S. taxation until the income is repatriated. The enactment of such proposed legislation is uncertain and the effect on the Company can not be determined until agreement has been reached on the exact wording of the provision.

20                                                                                                                   Overseas Shipholding Group, Inc.

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

Application of Code Section 883

Under Section 883 of the Code and recently promulgated temporary Treasury regulations, OIN will be exempt from the foregoing U.S. taxation of its U.S source shipping income if, for more than half of the days in its taxable year, it is a "controlled foreign corporation" within the meaning of Section 957 of the Code and more than 50 percent of the total value of its stock is owned by certain U.S. persons including a domestic corporation. These requirements should be met and therefore OIN should continue to benefit from the application of Section 883 of the Code. To the extent OIN is unable to qualify for exemption from tax under Section 883, OIN's U.S. source shipping income will become subject to the 4% gross basis tax regime described below.

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

2007 Annual Report                                                                                                                                                                       21

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

Commercial Pool—A commercial pool is a group of similar size and quality vessels with different shipowners that are placed under one administrator or manager. Pools allow for scheduling and other operating efficiencies such as multi- legged charters and Contracts of Affreightment and other operating efficiencies.

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

Demurrage—Additional revenue paid to the shipowner on its Voyage Charters for delays experienced in loading and/or unloading cargo that are not deemed to be the responsibility of the shipowner, calculated in accordance with specific Charter terms.

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

Handysize Product Carrier—A small size Product Carrier of approximately 29,000 to 53,000 deadweight tons. This type of vessel generally operates on shorter routes (short haul). Also, may be referred to as an MR Product Carrier.

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

OPA 90—OPA 90 is the abbreviation for the U.S. Oil Pollution Act of 1990.

Panamax—A medium size vessel of approximately 53,000 to 80,000 deadweight tons. A coated Panamax operating in the refined petroleum products trades may be referred to as an LR1.

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

2007 Annual Report                                                                                                                                                                       23

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

V-Plus—A large crude oil tanker of more than 350,000 deadweight tons. Modern V-Pluses can transport three million barrels of crude oil and are mainly used on the same long haul routes as VLCCs.

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

24                                                                                                                   Overseas Shipholding Group, Inc.

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

•
environmental and maritime regulations.

An increase in the supply of vessels without an increase in demand for such vessels could cause charter rates to decline, which could have a material adverse effect on OSG's revenues and profitability

Historically, the marine transportation industry has been cyclical. The profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. The newbuilding order book equaled 39% of the existing world tanker fleet as of December 31, 2007 and no assurance can be given that the order book will not increase further in proportion to the existing fleet. If the number of new ships delivered exceeds the number of vessels being scrapped, capacity will increase. If supply increases and demand does not, the charter rates for the Company's vessels could decline significantly. A decline in charter rates could have a material adverse effect on OSG's revenues and profitability.

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

2007 Annual Report                                                                                                                                                                       25

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

26                                                                                                                   Overseas Shipholding Group, Inc.

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

2007 Annual Report                                                                                                                                                                       27

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

28                                                                                                                   Overseas Shipholding Group, Inc.

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

The Company's substantial debt could adversely affect its financial condition

OSG has substantial debt and debt service requirements. At December 31, 2007, the Company's consolidated total debt, including capital lease obligations, was $1.56 billion and its unused borrowing capacity under revolving credit facilities was $1.27 billion.

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

The Company is highly dependent upon volatile spot market charter rates

OSG depends on spot charters for a significant portion of its revenues. In 2007, 2006 and 2005, OSG derived approximately 62%, 69% and 69%, respectively, of its TCE revenues in the spot market. Although chartering a significant portion of OSG's vessels on the spot market affords it greater opportunity to increase income from operations when rates rise, dependence on the spot market could result in earnings volatility. A significant decrease in OSG's spot market TCE revenues could adversely affect its profit or result in cash losses.

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

2007 Annual Report                                                                                                                                                                       29

Termination or change in the nature of OSG's relationship with any of the pools in which it participates could adversely affect its business

All of the Company's VLCCs participate in the Tankers International pool. All but four of OSG's Aframaxes participate in the Aframax International pool. Nine of its crude Panamaxes and two of its Panamax Product Carriers participate directly in Panamax International. Participation in these pools enhances the financial performance of the Company's vessels as a result of the higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. The Company cannot predict whether the pools in which its vessels operate will continue to exist in the future. In addition, the EU is in the process of substantially reforming the way it regulates traditional agreements for maritime services from an antitrust perspective. The proposed draft guidelines impose new restrictions on the way the pools are operated and it is likely that many of these restrictions will be included in the final guidelines scheduled to be issued by the Fall of 2008. Any significant restriction on pooling arrangements or the withdrawal of any participants could adversely affect the ability to commercially market the respective types of vessels in pools.

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

30                                                                                                                   Overseas Shipholding Group, Inc.

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

Additionally, the Jones Act restrictions on the provision of maritime cabotage services are subject to exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed or altered, the transportation of maritime cargo between U.S. ports could be opened to international-flag or international-manufactured vessels. On two occasions during 2005, the U.S. Secretary of Homeland Security, at the direction of the President of the U.S., issued limited waivers of the Jones Act for the transportation of petroleum and petroleum products as a result of the extraordinary circumstances created by Hurricane Katrina and Hurricane Rita on Gulf Coast refineries and petroleum product pipelines. During the past several years, interest groups have lobbied Congress to repeal the Jones Act to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act and cargo preference laws. The Company believes that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S. Flag vessels. Because international vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on the Company's business, results of operations and financial condition.

2007 Annual Report                                                                                                                                                                       31

In the highly competitive international market, OSG may not be able to effectively compete for charters with companies with greater resources

The Company's vessels are employed in a highly competitive market. Competition arises from other vessel owners, including major oil companies, which may have substantially greater resources than OSG does. Competition for the transportation of crude oil and other petroleum products depends on price, location, size, age, condition, and the acceptability of the vessel operator to the charterer. The Company believes that because ownership of the world tanker fleet is highly fragmented, no single vessel owner is able to influence charter rates. To the extent OSG enters into new geographic regions or provides new services, it may not be able to compete profitably. New markets may involve competitive factors that differ from those of the Company's current markets, and the competitors in those markets may have greater financial strength and capital resources than OSG does.

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

OSG's ability to obtain business from the Military Sealift Command (MSC) or other U.S. government agencies may be adversely affected by a determination by the MSC that OSG is not presently responsible for a single contract

OSG Product Tankers, LLC ("Product Tankers"), which is an indirect OSG subsidiary (owned through OSG America L.P.), participated in a Request for Proposals issued by the MSC, an agency of the United States Department of the Navy, to time charter to the MSC two Jones Act compliant product carriers. On July 6, 2007, the MSC advised Product Tankers that the MSC could not find Product Tankers presently "responsible" under the Federal Acquisition Regulation and, therefore, ineligible to time charter the vessels to the MSC. The MSC based its

32                                                                                                                   Overseas Shipholding Group, Inc.

decision on the December 2006 guilty plea by OSG to violations related to the handling of bilge water and oily mixtures from the engine rooms on certain of its international flag vessels. The MSC reached this decision notwithstanding an earlier decision by the United States Maritime Administration of the Department of Transportation ("Mar Ad") on June 25, 2007 not to suspend or debar OSG from business with the U.S. government. The federal agencies, including the United States Department of Navy, had agreed that Mar Ad would serve as the lead agency in any administrative action regarding discretionary suspension or debarment of OSG from federal contracts under the Federal Acquisition Regulation. On July 25, 2007, Product Tankers filed a protest of the MSC's decision in the United States Court of Federal Claims, asserting that the MSC decision was arbitrary, capricious, and unsupported by the administrative record.

No assurance can be given that the MSC decision will be overturned by the United States Court of Federal Claims. Although the MSC decision specifically addresses only the single contract, if the decision is not overturned, it may have an adverse effect on OSG's ability to obtain business from the U.S. government. For 2007, OSG did not do any business with the MSC and, accordingly, did not generate any shipping revenues from the MSC. Historically, OSG has not sought to generate significant revenues from conducting business with the MSC or other agencies and departments within the U.S. government, nor does OSG intend to in the future. The only business OSG currently conducts with the U.S. government is the participation by two of its vessels in the Maritime Security Program ("MSP"), which is intended to support the operation of up to 60 U.S. flag vessels in the foreign commerce of the United States to make available a fleet of privately owned vessels to the Department of Defense during times of war or national emergency. Payments are made under the MSP to vessel operators, including OSG, to help offset the high cost of employing a U.S. crew. Mar Ad, the agency which decided not to suspend or debar OSG, administers the MSP. To date, the MSC decision has not had an adverse effect on OSG's ability to obtain business from commercial customers.

American Shipping Corporation ("Aker") has informed OSG that as a result of OSG's order of three articulated tug barges ("ATBs") from Bender Shipbuilding & Repair Co., Inc. ("Bender"), Aker is exercising a right it claims to have under its agreement with OSG to impose a five year extension of the term of each of the bareboat charters for the ten Jones Act product carriers that subsidiaries of OSG are chartering from subsidiaries of Aker

Aker and OSG are parties to an agreement containing two provisions. In one of the provisions, if during the period ending in September 2015, OSG or any of its affiliates purchases, charters or contracts for a U.S. flag product carrier or ocean-going tank barge from a shipyard other than Aker Philadelphia Shipyard, Inc. ("APSI"), then, at Aker's option, the charter terms of all the bareboat charters from subsidiaries of Aker may be extended for five additional years at the prevailing rate from the date of contract signing with the supplier of the relevant product carrier or tank barge. In the second provision, which OSG maintains is separate and independent, if APSI contracts to build a new U.S. flag product carrier or ocean-going tank barge for any party other than OSG or its affiliates, then, at OSG's option, the initial term of all the bareboat charters from subsidiaries of Aker may be reduced to three years from the effective date of such bareboat charters and all option periods may be reduced to the lesser of one year or the remaining option period at the time, and all later option periods may be reduced to twelve months exercisable with 12 months' prior notice.

In February 2007, Aker and OSG entered into an agreement (the "Amendment Agreement") in which they, among other things, agreed to use their best efforts to negotiate in good faith for six product carriers and agree upon the documentation of the amendment of, among other things, the foregoing agreement to provide that the provisions summarized above do not apply to ocean-going tank barges, such as ATBs, with Aker being given an opportunity to participate in the competitive bidding in connection with any such order placed by OSG for an ocean-going tank barge. After the Amendment Agreement was signed, OSG informed APSI that it desired to contract for three ocean-going tank barges and offered APSI the opportunity to participate in a competitive bidding process for the tank barges. APSI declined the opportunity to bid, following which OSG ordered three ATBs from Bender. Subsequently, the Amendment Agreement expired on August 31, 2007 without Aker and OSG otherwise documenting their agreement on the matters provided in the Amendment Agreement.

On October 25, 2007, Aker informed OSG that Aker was exercising its alleged right to extend the bareboat charters for an additional five year period as a result of OSG's order of the three ATBs from Bender. Aker also claims that

2007 Annual Report                                                                                                                                                                       33

OSG has lost its rights in the separate and independent provision to reduce the bareboat charter terms of the vessels to three years if APSI contracts to build product carriers or ocean-going tank barges for third parties.

OSG disputes Aker's claim because, among other reasons, OSG believes that Aker waived, contracted away, and is otherwise estopped from asserting, its right under its agreement with respect to the order for the tank barges and further that Aker violated its agreement with OSG to use its best efforts to negotiate in good faith and agree upon the documentation of the clear agreement concerning ATBs contained in the Amendment Agreement.

On January 11, 2008, Aker sent OSG a notice demanding arbitration of Aker's claims against OSG. OSG denies Aker's claims in the arbitration. The parties to the arbitration are now in the process of scheduling the discovery and other events in the arbitration leading to a hearing on its merits. A five-year extension of the initial term of the bareboat charters would lengthen the period OSG is required to charter these vessels. If OSG would not have exercised its option to charter each vessel for the five year extension period, this mandatory extension could have an adverse effect on OSG, the quantification of such adverse effect being dependent upon market conditions during such five year period. No assurance can be given that OSG's positions with respect to Aker's claims will be upheld in arbitration.

Compliance with the environmental compliance plan agreed to with the U.S. Department of Justice imposes a more rigorous standard on OSG's technical management of its vessels, which may adversely affect its business

In connection with the comprehensive settlement of the investigation by the U.S. Department of Justice of the Company's handling of waste oils and maintenance of books and records relating thereto, the Company agreed to implement and fund an environmental compliance plan, which contains detailed rules, programs and procedures that the Company must follow for a three year period from March 2007 to ensure full compliance with environmental laws and regulations. The Company has implemented these rules, programs and procedures and does not believe that they will adversely affect its ability to technically manage its vessels in a competitive manner. However, because the environmental compliance plan is a condition of the Company's three year probation, violations of certain of these rules and procedures, while not necessarily a violation of environmental laws and regulations, could result in sanctions and have an adverse affect on the Company's business.

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

34                                                                                                                   Overseas Shipholding Group, Inc.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vessels:

At December 31, 2007, the Company owned or operated (including newbuilds) an aggregate of 156 vessels. See tables presented under Item 1. Additional information about the Company's fleet is set forth on the Company's website, www.osg.com.

ITEM 3. LEGAL PROCEEDINGS

On February 23, 2008, the U.S. Department of Justice notified the Company that it agreed to close the investigation of allegations of possible violations of law concerning the Company's handling of waste oils and maintenance of books and records on one of the Company's International Flag vessels which the Company, acting in compliance with terms of its existing policies, self-reported to the U.S. Department of Justice on March 2, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Name	Age	Position Held	Has Served as Such Since

Morten Arntzen	52	President and Chief Executive Officer	January 2004
Myles R. Itkin	60	Executive Vice President, Chief Financial Officer and Treasurer	June 2006 June 1995
Mats H. Berglund	45	Senior Vice President and Head of International Crude Transportation Strategic Business Unit	September 2005
Robert E. Johnston	60	Senior Vice President and Head of Shipping Operations	October 1998 September 2005

2007 Annual Report                                                                                                                                                                       35

Jonathan Whitworth	41	Senior Vice President and Head of U.S. Strategic Business Unit	November 2006
Ian T. Blackley	53	Managing Director and Chief Operating Officer, OSG Ship Management (UK) Ltd.	September 2005
Angus Campbell	52	Head of Gas Strategic Business Unit	November 2004
George Dienis	55	Managing Director and Chief Operating Officer, OSG Ship Management (GR) Ltd.	January 2005
James I. Edelson	51	General Counsel and Secretary	January 2005 March 2005
Robert R. Mozdean	54	Head of Worldwide Human Resources	August 2005
Lois K. Zabrocky	38	Head of International Product Carrier Strategic Business Unit	September 2005

The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, to be held on June 10, 2008, and until the election and qualification of his successor. There is no family relationship between the executive officers.

Mr. Arntzen was employed by American Marine Advisors, Inc., a U.S.-based merchant banking firm specializing in the maritime industry, as Chief Executive Officer for at least four years prior to January 2004. Mr. Itkin served as Senior Vice President for at least five years prior to his appointment as Executive Vice President. Mr. Berglund was an officer of Stena Rederi AB of Sweden, a company which supports and coordinates the shipping activities of Stena AB, one of the largest privately-held shipping companies in the world, serving as President from January 2003 to August 2005. Mr. Johnston served as Chief Commercial Officer of the Company for at least five years prior to becoming Head of Shipping Operations. Mr. Whitworth was employed by Maritrans Inc., a publicly traded shipping company, as President and Chief Executive Officer from May 2004 until the Company acquired such company in November 2006. From 2000 until May 2004, Mr. Whitworth was Managing Director of Teekay Shipping (USA), Inc., a shipping company. Mr. Blackley was employed by the Company in numerous positions, including Assistant Treasurer and Vice President, Treasury of OSG Ship Management, Inc. for at least five years prior to becoming Chief Operating Officer of OSG Ship Management (UK) Ltd. Mr. Campbell served as Operations Director of OSG Ship Management (UK) Ltd. for at least four years prior to becoming Head of the Company's Gas Strategic Business Unit. Mr. Dienis worked for Stelmar Shipping Ltd., a publicly traded shipping company that the Company acquired in January 2005, in several management capacities including Chief Operating Officer for at least five years prior to becoming Managing Director and Chief Operating Officer of OSG Ship Management (GR) Ltd. Prior to becoming General Counsel of the Company, Mr. Edelson was employed as Associate General Counsel of the Company from January 2000 until January 2005. For at least five years prior to becoming Head of Worldwide Human Resources for the Company, Mr. Mozdean served as Vice President of Human Resources and Legal Affairs at the Dannon Company, Inc., a leading producer of yogurt products in the United States. Ms. Zabrocky worked for the Company in various management capacities relating to chartering and other commercial functions for at least five years prior to becoming Head of the Company's International Product Carrier Strategic Business Unit in September 2005.

36                                                                                                                   Overseas Shipholding Group, Inc.

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

2006	High	Low

	(In dollars)
First Quarter	66.15	54.25
Second Quarter	82.32	61.49
Third Quarter	90.38	66.80
Fourth Quarter	79.77	58.82

2006	High	Low

First Quarter	52.92	47.93
Second Quarter	59.50	47.02
Third Quarter	69.44	59.29
Fourth Quarter	64.44	56.30

(b)
On February 22, 2008, there were 321 stockholders of record of the Company's common stock.

(c)
In June 2007, OSG announced a 25% increase in its annual dividend to $1.25 per share from $1.00 per share of common stock. Subsequent thereto, the Company paid two regular quarterly dividends of $0.3125 per share of common stock. Prior to the above change, the Company paid regular quarterly dividends of $0.25 per share of common stock subsequent to April 2006 and $0.175 per share of common stock prior to April 2006. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company's Board of Directors.

2007 Annual Report                                                                                                                                                                       37

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph for the five years ended December 31, 2007 comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative return of the published Standard and Poor's 500 Index, a peer group index consisting of Frontline Ltd., Teekay Shipping Corporation and the Company referred to as the peer group index (old) previously used by the Company and included herein for comparative purposes, and a peer group index consisting of Frontline Ltd., Teekay Shipping Corporation, General Maritime Corporation, Kirby Corporation, Seacor Holdings Inc., Tsakos Energy Navigation Limited and the Company referred to as the peer group index (new). The companies added to the peer group index (new), which was last changed in 2004, consist of those corporations in the peer group index used for determining vesting of performance share units for the Company's senior management whose stock has been publicly traded in the United States for at least five years. The Company believes that this expanded peer group index is more relevant for comparative purposes. One company previously in the peer group index (old), OMI Corporation, was acquired in 2007 and has been removed from the index.

STOCK PERFORMANCE GRAPH
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX (OLD), PEER GROUP INDEX (NEW)

*
Assumes that the value of the investment in the Company's common stock and each index was $100 on December 31, 2002 and that all dividends were reinvested.

During June 2006, the Board approved a repurchase program, authorizing $300,000,000 to be expended on the repurchase of common stock. On April 24, 2007, the OSG's Board of Directors authorized, and the Company agreed to purchase, all of the outstanding shares of the Company's common stock held by Archer-Daniels-Midland Company

38                                                                                                                   Overseas Shipholding Group, Inc.

("ADM"), or 5,093,391 shares, at $65.42 per share. In addition, on April 24, 2007, the Board of Directors authorized a new share repurchase program of $200,000,000, which replaced the prior $300,000,000 share repurchase program. The total shares repurchased to date under the June 2006 and April 2007 authorities and the ADM purchase aggregates approximately $569,526,000, or 8,591,989 shares.

The following table shows the fourth quarter 2007 stock repurchase activity:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)

November and total	125,000	$61.62	125,000	726,330

(a)
Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited selected consolidated financial data for the years ended December 31, 2007, 2006 and 2005, and at December 31, 2007 and 2006, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The unaudited selected consolidated financial data for the years ended December 31, 2004 and 2003, and at December 31, 2005, 2004 and 2003, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by Ernst & Young LLP.

In thousands, except per share amounts	2007	2006	2005	2004	2003

Shipping revenues	$1,129,305	$1,047,403	$1,000,303	$810,835	$454,120
Income from vessel operations	207,572	378,544	474,939	493,002	184,298
Income before federal income taxes	216,137	384,473	463,719	481,014	168,153
Net income (a)	211,310	392,660	464,829	401,236	121,309
Depreciation and amortization	185,499	141,940	152,311	100,088	90,010
Net cash provided by operating activities	167,624	445,975	435,147	374,471	224,779
Total vessels, deferred drydock and other property, at net book amount (b)	2,797,023	2,583,370	2,344,553	1,489,512	1,384,524
Total assets	4,158,917	4,230,669	3,348,680	2,680,798	2,000,686
Debt—long-term debt and capital lease obligations (exclusive of short-term debt and current portions) (c)	1,531,334	1,306,947	965,655	906,183	787,588
Reserve for deferred federal income taxes—noncurrent	230,924	234,269	113,255	105,424	151,304
Stockholders' equity	1,818,025	2,207,311	1,876,028	1,426,372	917,075
Debt/total capitalization	45.7%	37.2%	34.0%	38.8%	46.2%
Per share amounts:
Basic net income	6.19	9.94	11.78	10.26	3.49
Diluted net income	6.16	9.92	11.77	10.24	3.47
Stockholders' equity	58.47	56.27	47.56	36.20	25.54
Cash dividends paid	1.125	0.925	0.70	0.70	0.65
Average shares outstanding for basic earnings per share	34,136	39,515	39,444	39,113	34,725
Average shares outstanding for diluted earnings per share	34,327	39,586	39,506	39,176	34,977
Other data:
Time charter equivalent revenues (d)	1,039,211	992,817	961,662	789,581	431,136
EBITDA (e)	476,332	595,065	705,519	655,248	320,287

(a)
Results for 2004 reflect a $77,423 reduction in deferred tax liabilities recorded on enactment of the American Jobs Creation Act of 2004.

2007 Annual Report                                                                                                                                                                       39

(b)
Includes vessel held for sale of $9,744 in 2004.

(c)
Amounts do not include debt of affiliated companies accounted for using the equity method.

(d)
Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

In thousands	2007	2006	2005	2004	2003

Time charter equivalent revenues	$1,039,211	$992,817	$961,662	$789,581	$431,136
Add: Voyage expenses	90,094	54,586	38,641	21,254	22,984

Shipping revenues	$1,129,305	$1,047,403	$1,000,303	$810,835	$454,120

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
The following table reconciles net income as reflected in the consolidated statements of operations, to EBITDA:

In thousands	2007	2006	2005	2004	2003

Net income	$211,310	$392,660	$464,829	$401,236	$121,309
Provision/(credit) for federal income taxes	4,827	(8,187)	(1,110)	79,778	46,844
Interest expense	74,696	68,652	89,489	74,146	62,124
Depreciation and amortization	185,499	141,940	152,311	100,088	90,010

EBITDA	$476,332	$595,065	$705,519	$655,248	$320,287

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet as of December 31, 2007 consisted of 112 vessels aggregating 12.2 million dwt and 432,400 cbm, including three vessels that have been chartered-in under capital leases and 50 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 112 vessels, charters-in for 21 vessels are scheduled to commence upon delivery of the vessels between 2008 and 2011 and 23 newbuilds (including one U.S. Flag ATB that is being converted to a double hull configuration) are scheduled for delivery between 2008 and 2011, bringing the total operating and newbuild fleet to 156 vessels.

ACQUISITION OF HEIDMAR LIGHTERING

In April 2007, OSG acquired the Heidmar Lightering business from a subsidiary of Morgan Stanley Capital Group Inc. for cash of approximately $41 million. The operation provided crude oil lightering services to refiners, oil companies and trading companies primarily in the U.S. Gulf with a fleet of four International Flag Aframaxes and two U.S. Flag workboats. The business manages a portfolio of one-to-three year fixed rate cargo contracts. Under the agreement, OSG acquired the lightering fleet, which was time chartered-in, including a 50% residual interest in two specialized lightering Aframaxes. The operating results of the Heidmar Lightering business have been included in the Company's financial statements commencing April 1, 2007.

ACQUISITION OF MARITRANS INC.

On November 28, 2006, the Company acquired Maritrans Inc. ("Maritrans"), a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull vessels serving the East Coast and U.S. Gulf Coast trades. The operating results of Maritrans have been included in the Company's financial statements commencing November 29, 2006. Maritrans' fleet consisted of 11 tug barges, one of which was in the process of being converted to a double hull configuration, five product carriers, two of which had

40                                                                                                                   Overseas Shipholding Group, Inc.

been redeployed to transport grain, and three large ATBs under construction. Holders of Maritrans' common stock received $37.50 per share in cash for an aggregate consideration of approximately $450 million. Taking into account the assumption of Maritrans' outstanding debt, the total purchase price was approximately $506 million. OSG financed the acquisition through borrowings under existing credit facilities.

ACQUISITION OF STELMAR SHIPPING LTD.

On January 20, 2005, the Company acquired Stelmar Shipping Ltd. ("Stelmar"), a leading provider of petroleum product and crude oil transportation services. The operating results of Stelmar have been included in the Company's financial statements commencing January 21, 2005. Holders of Stelmar's common stock received $48.00 per share in cash for an aggregate consideration of approximately $844 million. Taking into account the assumption of Stelmar's outstanding debt, the total purchase price was approximately $1.35 billion. The Company funded the acquisition of Stelmar and the refinancing of its debt with $675 million of borrowings under new credit facilities and $675 million of cash and borrowings under long-term credit facilities in existence as of December 31, 2004. Stelmar's 40 vessel fleet consisted of 24 Handysize, 13 Panamax and three Aframax tankers. Stelmar's fleet included two chartered-in Aframax and nine chartered-in Handysize vessels.

SALE OF SEVEN TANKERS TO DOUBLE HULL TANKERS, INC.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. ("DHT") in connection with DHT's initial public offering. In consideration, OSG received $412.6 million in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. The total consideration to OSG valued the transaction at $580.6 million. In November 2005, the Company sold 648,500 shares of DHT pursuant to the exercise of the over-allotment option granted to the underwriters of DHT's initial public offering, and received net cash proceeds of $7.3 million. During 2007, the company sold the remaining 13,351,500 shares of DHT and received net cash proceeds of $194.7 million. Such sales reduced the Company's interest in DHT to 0.0% as of June 30, 2007. OSG has time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options up to an additional five to eight years, depending on the vessel. The charters provide for the payment by the Company of additional hire, on a quarterly basis, when the aggregate revenue earned, or deemed earned, by these vessels exceeds the sum of the basic hire paid during the quarter by the Company. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements.

OSG booked a gain on the sale and charter back of these vessels of $232,159,000 in the fourth quarter of 2005. The gain was deferred for accounting purposes and is being recognized as a reduction of time charter hire expense over the initial charter periods. The cash proceeds from the sale were used to reduce debt and for general corporate purposes.

OPERATIONS

The Company's revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenue are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy and level of OPEC's exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrappings or conversions. The Company's revenues are also affected by the mix of charters between spot (Voyage Charter) and long-term (Time or Bareboat Charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on time charter equivalent ("TCE") revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Overview

Average freight rates for VLCCs, Aframaxes and Product Carriers in 2007 were below the rates realized in 2006 while 2007 Panamax tanker rates were slightly higher. The U.S. Flag Jones Act Product Carrier rates continued their upward trend in 2007.

2007 Annual Report                                                                                                                                                                       41

Crude oil prices adversely impacted demand during 2007, increasing from a first quarter average of $58 per barrel for West Texas Intermediate crude to $91 per barrel during the fourth quarter of 2007. Crude price increases were attributable, in part, to OPEC production cuts that began in the fourth quarter of 2006. The reduction in available supplies caused a worldwide decline in inventory levels to meet oil demand. In addition, higher crude oil prices resulted in the market moving from contango (future prices above current prompt prices) to backwardation (future prices below current prompt prices), which further exacerbated inventory drawdowns. In a backwardation market it is generally preferable to use inventories to meet current demand since replacing inventories is more economical in the future.

Global oil demand in 2007 was 85.9 million barrels per day ("b/d"), an increase of 1.4%, or 1.1 million b/d, above the 2006 demand level. Non-OECD demand increased by 3.7% against an OECD demand decline of 0.3%. Demand growth in non-OECD countries was led by a 4.5% increase in China where naphtha and middle distillates use was particularly strong. A 5.4% increase in Other non-OECD Asia and a 4.8% increase in the Middle East accounted for much of the rest of non-OECD demand growth. Demand in North America, the world's largest consuming region, increased by 1.0% while demand in OECD Europe and OECD Asia declined by 1.9% and 1.4%, respectively.

World oil demand in the fourth quarter of 2007 was 87.2 million b/d, an increase of 1.5 million b/d (1.8%) from 85.7 million b/d in the fourth quarter of 2006. Demand increased by 0.5% in OECD areas and by 3.4% in non-OECD countries. Demand in OECD North America and OECD Europe increased by 0.9% and 0.2%, respectively, primarily due to increased consumption of middle distillate products. There was no change in demand in OECD Asia. Higher demand in non-OECD areas was led by a 7.5% increase in Other Asia, principally reflecting the increased use of transportation fuels in India. China oil demand increased by only 4.4% as shortages of gasoil resulted in lower sales volumes than might have otherwise occurred.

Rates in 2007 were adversely impacted by OPEC's decision in late 2006 to reduce its official production quota by 1.2 million b/d. As most of the production cut was allocated to Arabian Gulf OPEC members, the volume of long-haul crude shipments was reduced, lowering tonne-mile demand for VLCCs. The lower quota level remained in effect until December 2007 when OPEC announced a 500,000 b/d increase in production. This increase had an immediate positive impact on long-haul shipments as this incremental volume was largely sourced from Arabian Gulf OPEC members, particularly Saudi Arabia.

OECD refining runs in 2007 were lower than in 2006, especially in the U.S. and Europe, reflecting the impact of planned and unplanned downtime. Refinery utilization in the U.S. averaged 88.7% during 2007 compared with 89.7% in 2006 and a six-year average of 91.7%. Much of the downtime in North America in the first half of the year was unplanned, which presented arbitrage opportunities that generated additional trans-Atlantic product movements from Europe to the U.S. Despite this, European refinery runs were approximately 100,000 b/d lower in 2007 than in 2006 as a result of increased planned downtime and discretionary run cuts due to poor refining margins primarily in the last half of the year.

Commercial inventories in OECD countries ended 2007 5% below year-end 2006 levels reflecting a drawdown of approximately 335,000 b/d. North America experienced the largest drawdown of 52 million barrels, followed by a 37 million barrel reduction in Europe and a 34 million barrel reduction in Asia. As a result of the inventory declines, forward cover in OECD areas ended 2007 about three days below the year-end 2006 level. The OECD drawdown coupled with declines in non-OECD inventory levels dampened demand for crude imports and adversely impacted tanker demand during the year.

Crude oil imports into China during 2007 rose by 13% relative to 2006. While movements from West Africa were stable, increases in crude oil imports from the Middle East and North Africa generated a significant boost to China's tonne-mile demand during 2007 compared with 2006.

Crude oil exported from Ceyhan, which is sourced from Azerbaijan transported through the Baku-Tbilisi-Ceyhan ("B-T-C") pipeline, averaged 550,000 b/d in 2007, an increase of 400,000 b/d over 2006. Crude oil shipped through the pipeline to Ceyhan reached 670,000 b/d in November 2007 and is forecast to increase to over 1.0 million b/d in 2008.

Tanker rates during the fourth quarter of 2007 were extremely volatile in all market segments. This volatility was in response to OPEC's announcement of a 500,000 b/d increase in production. The sudden surge in oil shipments from the Middle East resulted in a temporary shortage of available tonnage, which boosted VLCC rates to over $280,000 per day in December from a low point of $6,800 per day in early November. Strength in the VLCC sector carried over

42                                                                                                                   Overseas Shipholding Group, Inc.

into both the Aframax and Panamax markets, lifting rates in these sectors to multi-year highs as well. This positive rate environment was reinforced by a collision on December 7 between a single hull VLCC (Hebei Spirit) and a barge off the coast of South Korea that resulted in that country's worst oil spill. In addition to having a positive influence on rates, the oil spill caused a significant widening in the premium in TCE rates for double hull tankers compared with single hull tankers.

Higher costs for raw materials, a significant order backlog and continued strong demand for newbuildings both in the tanker and dry cargo markets during 2007 led to further vessel price increases at shipyards of approximately 10% from year-end 2006 levels. Partly as a result, prices for modern second hand vessels also remained strong.

Overall tanker supply increased by 7.5%, or 26.8 million dwt, from year-end 2006 levels. The largest increase was in Panamax tankers (13%) and the smallest increase in the VLCC category (6.2%). The total tanker orderbook at the end of 2007 represented 39.2% of the total fleet based on deadweight tons.

The tables below show the daily TCE rates that prevailed in markets in which the Company's vessels operated for the periods indicated. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates required the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages and the portion of revenue generated from long-term charters. For example, TCE rates for VLCCs are reflected in the earnings of the Company approximately one month after such rates are reflected in the tables below calculated on the basis of the fixture dates.

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Q1-2007	Q2-2007	Q3-2007	Q4-2007	2007	2006	2005

Average	$44,200	$44,100	$22,400	$74,500	$46,300	$53,800	$53,600
High	$75,600	$69,200	$39,800	$283,500	$283,500	$119,000	$135,000
Low	$26,900	$20,200	$11,100	$6,800	$6,800	$19,300	$13,100

*
Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf averaged $46,300 per day during 2007, a decline of 14% from the 2006 average. This decline was attributable to a 400,000 b/d reduction in Middle East OPEC production, a 6.2% increase in the VLCC fleet, lower refinery utilization rates in all OECD areas and a worldwide oil inventory drawdown as the oil market moved into backwardation. These factors were somewhat offset by a 140,000 b/d increase in West African OPEC production, primarily from new deepwater projects in Angola and an increase in long-haul movements from the Middle East and North Africa to China.

VLCC rates in the first quarter of 2007 were 30% below the average in the first quarter of 2006. Rates were lowest in the beginning of January as crude oil liftings from Middle East OPEC countries declined in the wake of production cuts, resulting in surplus tonnage. Rates rose to their highest level of the quarter at the end of March as U.S. refiners began to increase throughput and as tensions with Iran rose. In addition, VLCC loadings increased out of West Africa due to a temporary lack of available Suezmax tonnage as a port strike in southern France left many Suezmaxes stranded.

Average VLCC rates in the second quarter of 2007 remained at first quarter levels. Rates were bolstered by an increase in exports of African crudes to China, an increase in Venezuelan fuel oil movements to Asia and the expanded use of VLCCs to store crude oil in the Gulf of Mexico owing to the contango in crude oil prices. The positive affect on rates was, however, offset by lower refinery utilization in all OECD regions due to both planned and unplanned downtime and a reduction in Arabian Gulf OPEC crude oil production, which was approximately 700,000 b/d below levels in the second quarter of 2006.

VLCC rates declined in the third quarter of 2007 and averaged 70% below the average for the third quarter of 2006, which had the highest quarterly average during 2006. The lower rates reflected ongoing reductions in OPEC crude oil production levels, which significantly reduced long-haul crude oil shipments. A counter-seasonal decline in inventory levels also occurred during the third quarter, as the crude oil market moved from contango to backwardation,

2007 Annual Report                                                                                                                                                                       43

discouraging inventory accumulation. This contrasted with a significant inventory build-up during the third quarter of 2006 in anticipation of an active hurricane season.

VLCC rates reached their highest average levels of the year in the fourth quarter of 2007, about double the average rates for the fourth quarter of 2006 and significantly above those attained in the third quarter of 2007. Fourth quarter Middle East OPEC production increased by 560,000 b/d (including a 235,000 b/d increase in Iraq, which is not subject to OPEC quotas) over third quarter 2007 levels following OPEC's decision in December to increase production quotas by 500,000 b/d. Concurrently with increased production, Saudi Arabia readjusted its pricing formula providing a sharp discount on its crudes that would be sent West. This discount provided strong incentives for refiners in the U.S. and Europe to increase purchases of Arabian crude oils. As a result, there was a 60% increase in westbound cargoes in the November 12 to December 11 period compared with the same period in 2006.The sudden pickup in Middle East production moving West combined with a lack of available tonnage in the Arabian Gulf resulted in a significant increase in rates. A serious oil spill off the coast of South Korea in December also helped lift rates to $283,500 per day in December.

The world VLCC fleet expanded by 29 tankers from 497 tankers (145.5 million dwt) at the beginning of the year to 526 tankers (154.5 million dwt) at December 31, 2007. The year-end 2007 VLCC orderbook totaled 182 vessels (55.8 million dwt) representing 36.1% of the existing VLCC fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Q1-2007	Q2-2007	Q3-2007	Q4-2007	2007	2006	2005

Average	$37,400	$27,100	$18,800	$36,400	$29,900	$33,700	$33,100
High	$51,000	$38,000	$35,800	$108,600	$108,600	$55,000	$65,000
Low	$26,000	$19,400	$8,900	$8,400	$8,400	$13,000	$8,000

*
Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean averaged $29,900 per day during 2007, a decline of 11% from the 2006 average. Lower rates reflected a net reduction in liftings at key Aframax ports, an 8% increase in the size of the Aframax fleet, lower refinery runs and inventory drawdowns, especially in Europe.

Crude oil production in key Aframax loading areas, which include Mexico, the North Sea and Venezuela, declined by approximately 610,000 b/d from 2006 levels. Mexican production decreased by approximately 5% primarily due to normal age-related declines in the Cantarell field and from the precautionary shut-in of production in August, October and November due to storms. Venezuela's crude oil output declined by approximately 170,000 b/d mainly because of a curtailment in investments by major oil companies stemming from the Venezuelan government's renegotiation of contracts to increase its ownership interest and tax revenues from heavy oil upgrade operations. Diminishing output from mature fields and heavier than normal maintenance activities resulted in a 5% decline in North Sea production. Reduced supplies in these three areas were somewhat offset by higher production in Brazil as new offshore fields, located primarily in the Campos Basin, came on line. In addition about 550,000 b/d of Azeri crude, transported using the B-T-C pipeline, was exported from the port of Ceyhan in 2007, up from 150,000 b/d in 2006, its first year of operation.

Aframax rates in the first quarter of 2007 were, on average, down approximately 2% from the first quarter of 2006. A year-over-year decline of approximately 200,000 b/d in the North Sea production and a 15% drop in Mexican production accounted for the lower rates. Aframax rates in the Caribbean were driven to their highest levels of the first quarter in January by weather-related delays in the U.S. Gulf of Mexico and in the Bosporus Straits. Rates then dropped to their lowest levels of the quarter in the first week in February as these weather delays abated. Rates increased again in March, especially in the Black Sea and Mediterranean Sea, primarily due to port strikes in France, bad weather in Trieste, renewed delays in the Bosporus and increased liftings from Ceyhan, which averaged 470,000 b/d in the first quarter of 2007.

Average rates during the second quarter of 2007 were 7% higher than in the second quarter of 2006, benefiting from the impact of increased liftings of Azeri crude at Ceyhan. In addition, ongoing port strikes in France as well as other related port delays significantly increased waiting time early in the quarter, placing upward pressure on rates. Rates

44                                                                                                                   Overseas Shipholding Group, Inc.

then declined in May as the strike was settled, reducing port congestion, and fell further in June as both North Sea production and Russian crude oil exports declined.

Aframax rates in the third quarter of 2007 averaged 40% below those in the third quarter of 2006. More extensive-than-usual platform maintenance activities in the North Sea during the quarter, which shut-in approximately 570,000 b/d of crude oil, and precautionary field closures in Mexico in anticipation of Hurricane Dean, which shut-in approximately 520,000 b/d in August, reduced liftings in these two key loading areas. Weak refining margins in Europe resulted in discretionary cuts in refining runs that reduced crude demand, resulting in a build-up in surplus tonnage in Europe. Some of this surplus tonnage moved into the Caribbean, negatively affecting rates there as well.

Rates in the fourth quarter of 2007 rates were highly volatile, ranging from a low of $8,400 per day early in the quarter to a high of $108,600 per day late in the quarter and averaged 11% below fourth quarter of 2006 rates. Declining refinery utilization rates in Europe and lower crude oil production in key Aframax loading areas caused the initial weakness in rates. The dramatic improvement in rates later in the quarter was driven by the run up in VLCC rates in December that favorably impacted the Suezmax and Aframax markets. A number of other factors also had a positive influence on rates, including fog-related delays along the Texas coast and an ice storm that reduced crude oil shipments by pipeline from Canada to U.S. refineries.

The world Aframax fleet expanded during 2007 from 714 vessels (72.5 million dwt) as of December 31, 2006 to 764 vessels (78.3 million dwt) at December 31, 2007. The Aframax orderbook increased to 292 vessels (32.1 million dwt) at December 21, 2007 from 230 vessels (25.3 million dwt) at the beginning of the year. The current orderbook now represents 41.0% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes—Crude and Residual Oil*
	Q1-2007	Q2-2007	Q3-2007	Q4-2007	2007	2006	2005

Average	$31,300	$27,700	$21,800	$23,800	$26,100	$25,900	$28,900
High	$39,000	$43,500	$30,800	$49,000	$49,000	$38,000	$57,000
Low	$19,500	$15,000	$7,600	$7,800	$7,600	$9,000	$10,000

*
Based on 50% Caribbean to the U.S. Gulf and Atlantic Coasts and 50% Ecuador to the U.S. West Coast

Rates for Panamaxes that move crude and residual fuel oils averaged $26,100 per day during 2007, slightly higher than the average of $25,900 per day in 2006. Rates during the first half of 2007 were higher than the first half of 2006 while rates during the last half of 2007 were lower. Higher fuel oil imports into the U.S. and extended delays in port turnarounds on the U.S. West Coast during the first quarter of 2007 were largely offset by a 13% increase in the Panamax fleet during 2007.

Average rates in the first quarter of 2007 were 10% above the average for the corresponding quarter in 2006. Refinery maintenance programs on the U.S. West Coast took longer than anticipated, resulting in extended delays in port turnarounds. This reduced tanker availability and benefited freight rates on the Ecuador- to-U.S. West Coast route.

Panamax rates during the second quarter of 2007 averaged 13% above the corresponding quarter in 2006 primarily because utilities with fuel-switching capability chose to substitute comparatively cheaper fuel oil (on a dollars per BTU basis) for natural gas. As a result, residual fuel oil imports increased 17% in the second quarter compared with the second quarter of 2006.

Rates for Panamaxes during the third quarter of 2007 averaged 15% lower than the third quarter of 2006 as imports of Colombian and Ecuadorian crude oil into the U.S. declined by approximately 20,000 b/d. Utilities with fuel-switching capability chose to switch back to comparatively cheaper natural gas from fuel oil, the reverse of the situation in the second quarter.

Fourth quarter 2007 rates were 5% below average rates in the fourth quarter of 2006. This decline was mainly attributable to the delivery of 11 Panamaxes, which more than offset a 60,000 b/d increase in residual fuel oil imports into the U.S. compared with the fourth quarter in 2006.

2007 Annual Report                                                                                                                                                                       45

The world Panamax fleet at December 31, 2007 stood at 389 vessels (26.6 million dwt), an increase from 346 vessels (23.6 million dwt) as of December 31, 2006. The current orderbook of 133 vessels (9.7 million dwt) at December 31, 2007 represents 36.4% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Q1-2007	Q2-2007	Q3-2007	Q4-2007	2007	2006	2005

Average	$28,300	$29,700	$12,900	$13,300	$21,000	$22,500	$25,300
High	$39,000	$39,000	$22,800	$21,400	$39,000	$35,900	$41,500
Low	$19,100	$19,500	$6,700	$6,700	$6,700	$11,600	$9,500

*
Based on 60% trans-Atlantic and 40% Caribbean to the U.S. Atlantic Coast

Rates for Handysize Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $21,000 per day in 2007, 7% below the 2006 average. Product Carrier rates were higher in the first and second quarters as unplanned refinery downtime in North America opened the gasoline arbitrage window from Europe. Rates in the last half of 2007 averaged below the comparable period of 2006 as U.S. gasoline production increased, reducing trans-Atlantic movements, and the Handysize fleet increased by a net of 60 vessels.

Average Product Carrier rates during the first quarter of 2007 were 12% above the average rates for the first quarter of 2006. Rates were buoyed by an increase in gasoline and diesel demand in the U.S. compared with year-ago levels. At the same time, the domestic supply situation became strained as planned refinery downtime on both the U.S. East and West Coasts and unplanned downtime at two key refineries, resulted in lower volumes of products being produced in North America. While part of the increased demand was met by inventory drawdowns, the remainder was supplied by product imports.

Rates for Product Carriers during the second quarter of 2007 were almost 50% higher than average rates for the second quarter of 2006. Second quarter rates, which are typically below first quarter rates, were higher in 2007 largely due to a gasoline deficit in the U.S. as the result of lower refinery utilization rates from both planned and unplanned downtime combined with increased demand. Additional product imports were obtained from Europe to make up the shortfall, boosting rates.

Product Carrier rates averaged $12,900 per day during the third quarter of 2007, 45% below average rates for the third quarter of 2006. Refinery utilization rates in the U.S. increased to 90.6% (compared with the second quarter utilization rate of 89.3%) that closed the European gasoline arbitrage window, reducing trans-Atlantic product movements relative to second quarter levels. Iran also initiated a gasoline rationing program in late June and reduced gasoline imports in the third quarter from second quarter levels.

Fourth quarter 2007 rates were 33% below the average for the fourth quarter of 2006 but slightly higher than rates in the previous quarter. Fourth quarter rates reflected increased middle distillate imports into China, as a record level of imports was reached, as well as increased backhaul movements of middle distillates from the U.S. to Europe. The impact of these increases in product movements was offset by the delivery of 23 Product Carriers during the quarter.

New IMO regulations enacted at the beginning of 2007 ban existing product carriers from transporting vegetable oils unless the vessels are able to meet certain requirements. The required use of IMO II (or IMO III product carriers with waivers) has resulted in additional long haul trades as well as owners retiring older vessels. This has had a beneficial impact on Product Carrier rates throughout the year.

The world Handysize fleet reached 1,332 vessels (55.0 million dwt) at December 31, 2007, an increase of 72 vessels (3.6 million dwt) since December 31, 2006. The orderbook now stands at 544 vessels (25.1 million dwt), equivalent to 45.7% of the existing Handysize fleet, based on deadweight tons.

46                                                                                                                   Overseas Shipholding Group, Inc.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates Jones Act Product Carriers and Product Articulated Tug Barges (ATBs)
	Q1-2007	Q2-2007	Q3-2007	Q4-2007	2007	2006	2005

45,000 dwt Tankers	$64,800	$56,700	$51,100	$51,800	$56,100	$54,800	$48,700
30,000 dwt ATBs	$41,900	$37,000	$33,200	$33,600	$36,400	$35,300	$30,600

Rates for Jones Act Product Carriers and handysize ATBs averaged $56,100 per day and $36,400 per day, respectively in 2007. Product Carrier rates in 2007 were 2% above their 2006 average and ATB rates were 3% over their 2006 average. Higher refinery utilization rates at Gulf Coast refineries helped lift first half 2007 rates for both Product carriers and handysize ATBs above first half 2006 rates while higher unrecoverable fuel costs caused average TCE rates in the second half of 2007 to fall below second half 2006 rates.

In the first quarter of 2007, average spot TCE rates for handymax tankers and handysize ATBs increased 29% over the first quarter of 2006. Although refinery maintenance in the first quarter of 2007 proved to be quite extensive, this improvement in freight rates reflected significantly higher refinery utilization rates at Gulf Coast refineries (87.4%) compared with the first quarter of 2006 (83.2%).

Rates for Jones Act Product Carriers and handysize ATBs during the second quarter of 2007 were 12% higher than average rates in the comparable quarter of 2006. The higher average rates realized reflected an increase in both tanker and barge movements of petroleum products from U.S. Gulf Coast refineries to the Lower Atlantic states as well as to the U.S. West Coast.

Average rates in the third quarter of 2007 for handymax tankers and handysize ATBs were 12% below the average rates in the third quarter of 2006. Factors that negatively impacted rates included an increase in fuel prices that owners were not able to recover through higher charter rates and competition from additional tankers that were re-let into the spot market, increasing available tonnage.

Average spot TCE rates in the fourth quarter of 2007 for handymax tankers and handysize ATBs declined 14% from the fourth quarter of 2006, again driven by higher fuel prices that could not be passed through to charterers through higher rates.

The Delaware Bay lightering business transported an average of 259,000 b/d during 2007, a 6% increase over 2006. The larger volumes transported reflected an increase in draft restrictions at one of the refineries compared with the prior year and an increase in refinery throughput levels.

As of December 31, 2007, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs (Integrated Tug Barges) consisted of 61 vessels (2.4 million dwt), a decline of four vessels from December 31, 2006. There were seven deliveries (five newbuilds and two converted vessels) during 2007 compared with eight scrappings and three tankers removed from service undergoing conversion to double hull during 2007. The Jones Act Product Carrier orderbook consists of 33 tankers and barges in the 160,000 to 420,000 barrel size range, of which 31 are scheduled for delivery through 2011, and two conversions, resulting in a total orderbook of 35 vessels. These additions will be offset by the phasing out of 22 vessels during the next nine years in accordance with OPA 90 regulations. An additional seven double hull tankers will also likely be retired upon reaching 35 years of service resulting in a potential of 29 vessels being deleted from the fleet.

Outlook

According to the International Energy Agency, total worldwide demand in 2008 is forecast to average 87.6 million b/d, an increase of 1.7 million b/d, or 1.9%, over 2007 levels. Demand in non-OECD areas is forecast to increase by 3.8%, or 1.4 million b/d, while demand in OECD areas is forecast to increase by 0.6%, or 290,000 b/d, over 2007 levels. Demand growth of 740,000 b/d in Asia will necessitate additional long haul oil movements to meet demand growth. Production in non-Opec areas is forecast to increase by about 1.0 million b/d, sourced mainly from Brazil and the Former Soviet Union ("FSU"), offset by declines in the North Sea and Mexico. Additional production will, therefore, be required from OPEC in 2008 to meet the growth in demand. OPEC has begun to respond by increasing production quotas by 500,000 b/d beginning in December 2007. Middle East OPEC is expected to meet most of this demand increase.

2007 Annual Report                                                                                                                                                                       47

Refining capacity is forecast to increase by 1.4 to 1.5 million b/d in 2008 with close to 1.0 million b/d of this increase located in Asia. Additions to refining capacity will occur in China (new refineries at Quindao and Huizhou and expansions at five other refineries), which are expected to increase capacity by approximately 700,000 b/d in 2008. This incremental refining capacity will generate additional seaborne movements as Chinese crude oil production is not forecast to increase during 2008.

Refinery utilization levels in the U.S. are forecast to increase during 2008 from the 88.7% rate realized during 2007. Increased throughput at BP's Texas City refinery and lower planned maintenance activities elsewhere are expected in 2008. This should result in an increase in imported crude oil but could adversely impact product imports.

Commercial inventory levels in the three major OECD regions declined significantly during 2007 resulting in year-end 2007 inventory levels declining 5% from year-end 2006 levels. Additional supply should be required during 2008 to either maintain or rebuild inventory levels. This would require additional seaborne movements and positively impact utilization rates in 2008 compared with 2007.

The growth in tanker supply for 2008 is forecast to be between 5.5% and 6.5%, which is below 2007 fleet growth. A significant number of single hull VLCCs are expected to be removed from the fleet and converted to very large ore carriers for the dry bulk market.

During December 2007, there was an oil spill off the coast of South Korea, which was caused by a barge colliding with a single hull VLCC. This was the worst oil spill in South Korea's history. As a result of the oil spill, South Korea announced its decision to ban the use of single hull tankers in their waters beginning in 2011, reversing their original announced intention to permit these single hull tankers to continue trading until 2015. South Korea's second largest refiner, GS Caltex, has announced its intention to bar single hull tankers from their port facilities beginning in 2009. Other Asian countries, such as the Philippines, also announced the acceleration of timetables for banning single hull tankers from entering their waters. These actions should have a positive affect on double hull tanker rates in 2008 as the acceptability of single hull tankers declines in Asia.

Freight rates remain highly sensitive to severe weather, geopolitical and economic events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Winter-related delays in the Bosporus straits could increase tanker utilization rates in the coming months. Geopolitical events, such as ongoing violence in Nigeria's oil producing Niger delta, tensions with Iran and other regional conflicts in the Middle East, could also cause changes in supply patterns that could significantly impact rates. A weaker-than-expected economic outlook for the U.S. economy during 2008 could reduce demand in North America and have an adverse impact on demand in other regions of the world, such as Asia.

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

Revenue Recognition

The Company generates a majority of its revenue from voyage charters, including vessels in pools that predominantly perform voyage charters. Within the shipping industry, there are two methods used to account for voyage charter revenue: (1) ratably over the estimated length of each voyage and (2) completed voyage. The recognition of voyage revenues ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues and the method used by OSG. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In applying its revenue recognition method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues can be estimated with a greater degree of accuracy. OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

48                                                                                                                   Overseas Shipholding Group, Inc.

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

For the Company's vessels operating in commercial pools, revenues and voyage expenses are pooled and allocated to each pool's participants on a time charter equivalent basis in accordance with an agreed-upon formula. The pools may enter into contracts that earn either voyage charter revenue or time charter revenue. Each of the pools follows the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a Charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Vessel Lives and Impairment

The carrying value of each of the Company's vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years (except for LNG Carriers for which an estimated useful life of 35 years is used) from the date such vessel was originally delivered from the shipyard or 20 years from the date the Company's ATBs were rebuilt. In the shipping industry, use of a 25-year life has become the standard. The actual life of a vessel may be different. The Company has evaluated the impact of the revisions to MARPOL Regulation 13G that became effective April 5, 2005 and the EU regulations that went into force on October 21, 2003 on the economic lives assigned to the tankers in the Company's International Flag fleet. The OSG International Flag tanker fleet comprises mainly modern, double hull vessels. The revised regulations do not require any double sided International Flag tankers to be removed from service prior to attaining 25 years of age. The revised Regulation 13G allows the flag state to permit the continued operation of the Company's double sided tankers beyond 2010. Because such regulations do not explicitly permit double sided tankers to continue trading beyond 2010, their operation beyond 2010 is not assured. OSG considered the need to reduce the estimated remaining useful lives of its double sided International Flag tankers because of the EU regulations and the revised and accelerated phase-out schedule agreed to by IMO in December 2003. These regulations do not prevent any of these vessels from trading prior to reaching 25 years of age. Accordingly, it was not deemed necessary to reduce the estimated remaining useful lives of any of OSG's double sided International Flag tankers. If the economic lives assigned to the tankers prove to be too long because of new regulations or other future events, higher depreciation expense and impairment losses could result in future periods related to a reduction in the useful lives of any affected vessels.

The carrying values of the Company's vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. The Company records impairment losses only when events occur that cause the Company to believe that future cash flows for any individual vessel will be less than its carrying value. The carrying amounts of vessels held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel's carrying amount. This assessment is made at the individual vessel level as separately identifiable cash flow information for each vessel is available.

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

Goodwill and Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as

2007 Annual Report                                                                                                                                                                       49

customer relationships, are being amortized. Future operating performance will be affected by the amortization of intangible assets and potential impairment charges related to goodwill. Accordingly, the allocation of purchase price to intangible assets and goodwill may significantly affect our future operating results. Goodwill and indefinite lived assets are not amortized, but reviewed for impairment annually, or more frequently if impairment indicators arise. The allocation of the purchase price of acquired companies requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. The process of evaluating the potential impairment of goodwill and intangible assets is highly subjective and requires significant judgment.

Market Value of Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), the Company's holdings in marketable securities were classified as available for sale and, therefore, carried on the balance sheet at fair value (determined using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value recorded in accumulated other comprehensive income until the investments were sold. Accordingly, these changes in value were not reflected in the Company's statements of operations. If, however, the Company determined that a material decline in fair value below the Company's cost basis is other than temporary, the Company recorded a noncash impairment loss in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluated all material declines in fair value for impairment whenever the fair value of a stock had been below its cost basis for six consecutive months. In the period in which a material decline in fair value was determined to be other than temporary, the carrying value of that security was written down to its fair value at the end of such period, thereby establishing a new cost basis.

As of December 31, 2007 and 2006, the Capital Construction Fund was fully invested in cash and cash equivalents. In 2006, the Company liquidated its security positions in the Capital Construction Fund in preparation for making qualified withdrawals commencing in 2007 in connection with the acquisition and construction of three ATBs.

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

Deferred Tax Assets and Valuation Allowance

The carrying value of the Company's deferred tax assets is based on the assumption that the Company will generate sufficient taxable income in the future to permit the Company to take deductions. Each quarter, management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance. Any increase in the valuation allowance against deferred tax assets will result in additional income tax expense in the Company's statement of operations.

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

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans ("the Maritrans Plan"). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. Accordingly, the selection of a discount rate for the Maritrans Plan as of December 31, 2006, was based on the assumption that the plan would be terminated and all eligible participants would receive insurance company annuities when all necessary approvals are obtained. The Company expects such final settlement to occur during 2008. In determining the discount rate at

50                                                                                                                   Overseas Shipholding Group, Inc.

December 31, 2007 of 5.2%, management, therefore, deemed the use of an estimated rate at which an insurance company would agree to annuitize the obligations under the plan to be more appropriate than the use of a long-term discount rate based on high-quality fixed income investments.

Certain of the Company's foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company's financial position.

Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), "Fair Value Measurements." The standard provides guidance for using fair value to measure assets and liabilities in accordance with generally accepted accounting principles, and expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The adoption of FAS 157 will not have a material effect on the Company's earnings or financial position.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115." FAS 159 provides entities with the opportunity to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted provided the Company also elects to apply the provisions of FAS 157. The adoption of FAS 159 will not have a material effect on the Company's earnings or financial position.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research

2007 Annual Report                                                                                                                                                                       51

Bulletin No. 51" ("FAS 160"). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

INCOME FROM VESSEL OPERATIONS

During 2007, TCE revenues increased by $46,394,000, or 5%, to $1,039,211,000 from $992,817,000 in 2006, principally because of a 5,862 day increase in revenue days, substantially offset by decreases in daily TCE rates for the VLCCs and Aframaxes in the spot market. During 2007, approximately 62% of the Company's TCE revenues were derived in the spot market compared with 69% in 2006 and 2005. In 2007, approximately 38% of TCE revenues were generated from time or bareboat charters ("term") compared with 31% in 2006 and 2005. During 2006, TCE revenues increased by $31,155,000, or 3%, to $992,817,000 from $961,662,000 in 2005, principally because of increases in average daily TCE rates for VLCCs and Handysize Product Carriers, partially offset by an 860 day decrease in revenue days.

Reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During 2007, income from vessel operations decreased by $170,972,000, or 45%, to $207,572,000 from $378,544,000 in 2006. During 2006, income from vessel operations decreased by $96,395,000, or 20%, to $378,544,000 from $474,939,000 in 2005. See Note F to the consolidated financial statements set forth in Item 8 for additional information on the Company's segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations. Information with respect to the Company's proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of "Equity in Income of Affiliated Companies."

International Crude Tankers (dollars in thousands)	2007	2006	2005

TCE revenues	$569,264	$684,029	$668,819
Vessel expenses	(88,766)	(91,741)	(89,016)
Charter hire expenses	(178,646)	(128,882)	(83,838)
Depreciation and amortization	(75,040)	(74,887)	(93,975)

Income from vessel operations (a)	$226,812	$388,519	$401,990

Average daily TCE rate	$34,352	$43,614	$41,037
Average number of owned vessels (b)	26.0	28.8	36.2
Average number of vessels chartered-in under operating leases	20.6	15.7	9.3
Number of revenue days (c)	16,572	15,684	16,298
Number of ship-operating days: (d)
Owned vessels	9,490	10,515	13,210
Vessels bareboat chartered-in under operating leases	1,487	1,460	1,020
Vessels time chartered-in under operating leases	5,446	4,287	2,369
Vessels spot chartered-in under operating leases	604	—	—

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

52                                                                                                                   Overseas Shipholding Group, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2007, 2006 and 2005 between spot and time charter rates. The information is based, in part, on information provided by the pools or commercial joint ventures in which the segment's vessels participate.

	2007		2006		2005
	Spot Charter	Time Charter	Spot Charter	Time Charter	Spot Charter	Time Charter

VLCCs: (a)
Average rate	$42,890	—	$64,095	—	$58,426	—
Revenue days	6,401	—	6,357	—	6,314	—
Suezmaxes:
Average rate	$38,324	—	—	—	—	—
Revenue days	27	—	—	—	—	—
Aframaxes: (b)
Average rate	$31,638	$29,226	$36,904	$28,738	$36,764	$22,202
Revenue days	5,046	1,321	4,208	1,288	4,470	1,578
Panamaxes:
Average rate	$32,283	$26,076	$30,160	$24,884	$34,038	$20,381
Revenue days	1,795	1,982	1,651	2,180	1,700	2,068

(a)
Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the years ended December 31, 2007, 2006 and 2005 would have been $42,897, $63,999 and $58,600 per day, respectively.

(b)
Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the years ended December 31, 2007 and 2005 would have been $31,592 and $36,481 per day, respectively.

During 2007, TCE revenues for the International Crude Tankers segment decreased by $114,765,000, or 17%, to $569,264,000 from $684,029,000 in 2006. This decline in TCE revenues resulted primarily from a significant decrease in average rates earned on the VLCCs and, to a lesser extent, the Aframaxes. The Crude Tankers segment includes the operating results of the Heidmar lightering business from April 1, 2007, the effective date of the transaction. The acquisition of the lightering business added TCE revenues of $39,384,000 and 1,095 revenue days in 2007. In addition, days out of service in 2007 for drydocking and repairs decreased by 123 days compared with 2006. Revenue days in 2007 for the Aframaxes reflect the 2006 sales of the Overseas Keymar and Pacific Sapphire. TCE revenues for 2007 reflect a loss of $410,000 generated by forward freight agreements compared with a loss of $611,000 for 2006.

Vessel expenses decreased by $2,975,000 to $88,766,000 in 2007 from $91,741,000 in the prior year, principally as a result of a decrease in operating days for owned vessels attributable to the sale of three vessels and the sale and time charter back of one VLCC during 2006. Average daily vessel expenses, however, increased by $425 per day in 2007 compared with 2006. This increase was primarily attributable to increases in crew costs, the timing of delivery of spares and the transportation costs for such spares. Charter hire expenses increased by $49,764,000 to $178,646,000 in 2007 from $128,882,000 in 2006. This increase was principally attributable to the acquisition of Heidmar Lightering, which added $37,157,000 in 2007. The balance of the increase was attributable to an increase in the number of operating vessels that are chartered in relative to 2006. The charter-in agreements for seven VLCCs, eight Aframaxes and one Suezmax provide for profit sharing with the vessels' owners when TCE rates exceed the base rates in the charters. Depreciation and amortization increased marginally by $153,000 to $75,040,000 in 2007 from $74,887,000 in 2006. This increase reflects the inclusion of depreciation and amortization from the Heidmar Lightering acquisition, amounting to $3,126,000, offset by the effect of the sale and sale and charter back of four vessels during 2006.

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

2007 Annual Report                                                                                                                                                                       53

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

International Product Carriers (dollars in thousands)	2007	2006	2005

TCE revenues	$243,451	$215,311	$185,832
Vessel expenses	(83,348)	(78,477)	(54,016)
Charter hire expenses	(51,147)	(32,259)	(22,144)
Depreciation and amortization	(51,287)	(40,966)	(35,440)

Income from vessel operations	$57,669	$63,609	$74,232

Average daily TCE rate	$20,454	$20,231	$17,925
Average number of owned vessels	16.4	18.0	17.5
Average number of vessels chartered-in under operating leases	17.3	13.2	11.4
Number of revenue days	11,903	10,642	10,367
Number of ship-operating days:
Owned vessels	5,994	6,570	6,374
Vessels bareboat chartered-in under operating leases	5,021	4,380	4,144
Vessels time chartered-in under operating leases	1,297	451	—

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2007, 2006 and 2005 between spot and time charter rates. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment's vessels participate.

	2007		2006		2005
	Spot Charter	Time Charter	Spot Charter	Time Charter	Spot Charter	Time Charter

Panamax Product Carriers
Average rate	$28,867	$19,471	—	$20,943	$13,575	$26,387
Revenue days	316	730	—	727	55	723
Handysize Product Carriers: (a)
Average rate	$28,689	$18,761	$26,847	$18,350	$25,940	$16,708
Revenue days	2,775	8,082	2,570	7,345	1,199	8,390

(a)
Spot charter TCE results exclude the effect of forward freight agreements. Including such effect, the average spot charter TCE rate for the years ended December 31, 2007, 2006 and 2005 would have been $28,308, $26,816 and $26,394 per day, respectively.

During 2007, TCE revenues for the International Product Carrier segment increased by $28,140,000, or 13%, to $243,451,000 from $215,311,000 in 2006. This increase in TCE revenues resulted principally from an increase of 1,261 revenue days and an increase in the average rates earned by both the Handysize and Panamax Product Carriers. The increase in revenue days was attributable to (i) the delivery of four time chartered-in Handysize Product Carriers subsequent to June 30, 2006, (ii) the acquisition of two Panamax Product Carriers, the Overseas Luzon and Overseas Visayas, during the third quarter of 2007, and (iii) a reduction of 349 days, compared with the prior year, in which vessels were out of service due to drydock and repairs. The Overseas Luzon and Overseas Visayas have operated in the Panamax International pool since delivery. TCE revenues for 2007 reflect a loss of $1,057,000 generated by forward freight agreements compared with a loss of $42,000 in 2006.

Vessel expenses increased by $4,871,000 to $83,348,000 in 2007 from $78,477,000 in the prior year principally as a result of an increase in average daily vessel expenses of $400 per day compared with 2006. This increase was

54                                                                                                                   Overseas Shipholding Group, Inc.

principally attributable to increases in crew costs and damage repairs. Charter hire expenses increased by $18,888,000 to $51,147,000 in 2007 from $32,259,000 in 2006 principally as a result of the sale and bareboat charter-in of two Handysize Product Carriers, the Overseas Nedimar and Overseas Limar, during the first quarter of 2007 and the time charter-in of the four Handysize Product Carriers referred to above. Depreciation and amortization increased by $10,321,000 to $51,287,000 in 2007 from $40,966,000 in 2006 due to increased amortization associated with vessels that drydocked during 2007and 2006 and the delivery of the two Panamax Product Carriers during the third quarter of 2007. A number of the Handysize Product Carriers that drydocked in 2007, for the first time following the acquisition of Stelmar, are operating on bareboat charters that expire in mid 2009, thus shortening the period over which such drydock costs are amortized.

During 2006, TCE revenues for the International Product Carrier segment increased by $29,479,000, or 16%, to $215,311,000 from $185,832,000 in 2005. This increase in TCE revenues resulted principally from an increase of 275 revenue days and an increase in the average rates earned by the Handysize Product Carriers. TCE revenues for 2006 reflect a loss of $42,000 generated by forward freight agreements compared with a gain of $561,000 in 2005. The increase in revenue days was attributable to the addition of 26 Product Carriers as a result of the Stelmar acquisition in January 2005, the short-term time-charter in of one Handysize Product Carrier and the delivery of two newbuild Handysize Product Carriers during the third quarter of 2006, partially offset by an increase of 608 days in which vessels were out of service due to drydock and repairs.

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

The Company has reflagged three Handysize Product Carriers (the Overseas Ambermar, the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). Under the Program, the Company receives approximately $2.6 million per year. Such subsidy is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Other International (dollars in thousands)	2007	2006	2005

TCE revenues (a)	$23,676	$18,338	$25,902
Vessel expenses	(875)	(560)	(1,148)
Provision for settlement	—	(27,000)	(4,000)
Charter hire expenses	(12,735)	(12,026)	(12,247)
Depreciation and amortization	(6,272)	(4,426)	(3,582)

Income from vessel operations	$3,794	$(25,674)	$4,925

Average daily TCE rate	$30,610	$26,521	$27,357
Average number of owned vessels	0.2	—	—
Average number of vessels chartered-in under operating leases	2.0	1.9	2.1
Number of revenue days	773	691	733
Number of ship-operating days:
Owned vessels	65	—	—
Vessels time chartered-in under operating leases	729	691	758

(a)
TCE revenues include inter-segment commercial management fees of $5,849 in 2005. Such amounts have been excluded in the calculation of the average daily TCE rate.

2007 Annual Report                                                                                                                                                                       55

As of December 31, 2007, the segment operated three vessels: two Dry Bulk Carriers and one Pure Car Carrier that was reflagged from the U.S. Flag in late-October 2007. All three vessels are employed on long-term time charters.

U.S. Segment (dollars in thousands)	2007	2006	2005

TCE revenues	$202,820	$75,139	$81,109
Vessel expenses	(94,958)	(39,220)	(29,168)
Charter hire expenses	(15,588)	(1,650)	(2,073)
Depreciation and amortization	(52,900)	(21,661)	(19,314)

Income from vessel operations	$39,374	$12,608	$30,554

Average daily TCE rate	$31,836	$27,427	$24,980
Average number owned of vessels	18.6	6.3	7.1
Average number of vessels chartered-in under operating leases	2.0	1.8	2.0
Number of revenue days	6,371	2,740	3,247
Number of ship-operating days:
Owned vessels	6,784	2,290	2,604
Vessels bareboat chartered-in under operating leases	741	669	730

In November 2006, the Company acquired Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull U.S. Flag vessels serving the East and U.S. Gulf coastwise trade. As a result of the combination, OSG's U.S. Flag operating fleet totaled 19 product carriers and tug barges as of December 31, 2007.

TCE revenues increased by $127,681,000, or 170%, to $202,820,000 in 2007 from $75,139,000 in 2006 due to increases in revenue days and in the average daily TCE rate earned. Revenue days increased principally due to the inclusion of the former Maritrans fleet for a full year in 2007. The acquisition of Maritrans contributed to increases in TCE revenues of $108,827,000 and in revenue days of 3,558. During 2007, the Company also took delivery of the Overseas Houston, the Overseas Long Beach and the Overseas Los Angeles, the first three vessels in a series of Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard and bareboat chartered to the Company. These increases were partially offset by the impact of the redelivery of one of its two remaining U.S. Flag Dry Bulk Carriers in late 2006 and the sale of the last of such Dry Bulk Carriers in July 2007. During the fourth quarter of 2007, the Pure Car Carrier, the Overseas Joyce, was reflagged to International Flag.

Vessel expenses increased by $55,738,000 to $94,958,000 in 2007 from $39,220,000 in 2006 principally due to an increase in operating days. This increase reflects the delivery of the three Product Carriers from the Aker Philadelphia Shipyard and the inclusion of the former Maritrans fleet for the full year in 2007, which accounted for $48,900,000 of the increase in vessel expenses. Charter hire expenses increased $13,938,000 to $15,588,000 in 2007 from $1,650,000 in 2006 due to the commencement of the bareboat charters for the three Product Carriers referred to above, partially offset by the expiry of the charters on two Dry Bulk carriers subsequent to September 30, 2006. Depreciation and amortization increased by $31,239,000 to $52,900,000 in 2007 from $21,661,000 in 2006 principally due to the Maritrans acquisition.

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

56                                                                                                                   Overseas Shipholding Group, Inc.

General and Administrative Expenses

During 2007, general and administrative expenses increased by $27,686,000 to $127,211,000 from $99,525,000 in 2006 principally because of the following:

•
expenses of the Manila office, and the Tampa, Philadelphia and Houston offices associated with the Maritrans and Heidmar Lightering acquisitions aggregating $23,000,000; and

•
an increase in compensation and benefits paid to shore-based staff of $9,500,000, including $5,997,000 relating to stock options and restricted stock;

These increases were partially offset by:

•
a decrease in legal fees incurred in connection with investigations by the U.S. Department of Justice, of approximately $7,122,000; and

•
costs of $4,228,000 recognized in the fourth quarter of 2006 in connection with the final settlement of a defined benefit pension plan that was terminated effective December 31, 2005.

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

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2007, equity in income of affiliated companies decreased by $13,598,000 to $8,876,000 from $22,474,000 in 2006. The drop in equity income is primarily due to the Company selling its remaining 13,351,500 shares of DHT in the first six months of 2007. Such sales reduced the Company's interest in DHT first to 29.2% in January 2007 and then to 0.0% in June 2007, from 44.5% as of December 31, 2006. During November 2007, two LNG Carriers delivered to a joint venture in which the Company has a 49.9% interest. After a ballast voyage to the Middle East, the cost of which was expensed in accordance with current accounting rules, each vessel commenced 25-year time charters.

During 2006, equity in income of affiliated companies decreased by $21,333,000 to $22,474,000 from $43,807,000 in 2005. As a result of (i) the 2005 sales of the Front Tobago (a VLCC in which the company held a 30% joint venture interest) and the Compass I (an aframax in which OSG held a 50% joint venture interest), and (ii) the Company's purchase of its partner's 50.1% interest in a joint venture that owned four V-Pluses, the only operating vessels held in companies accounted for by the equity method during 2006 were those held through DHT. All of DHT's vessels are on time charters, with profit sharing. In comparison, during 2005, 66% of the revenue days resulted from vessels operating in the spot market.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

2007 Annual Report                                                                                                                                                                       57

The following table is a summary of the Company's interest in its vessel owning equity method investments, excluding ATC, and OSG's proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company's actual ownership percentages as of December 31 of each year.

	2007		2006		2005
	Revenue Days	% of Ownership	Revenue Days	% of Ownership	Revenue Days	% of Ownership

V-Pluses operating in the spot market	—	0.0%	—	0.0%	301	0.0%
VLCCs operating in the spot market	—	0.0%	—	0.0%	106	0.0%
VLCCs operating on long-term charters	151	0.0%	467	44.5%	99	44.5%
Aframax operating in the spot market	—	0.0%	—	0.0%	53	0.0%
Aframaxes operating on long-term charters	204	0.0%	639	44.5%	133	44.5%
LNG Carriers operating on long-term charters	31	49.9%	—	0.0%	—	0.0%

Total	386	49.9%	1,106	44.5%	692	44.5%

INTEREST EXPENSE

The components of interest expense are as follows:

In thousands for the year ended December 31,	2007	2006	2005

Interest before impact of swaps and capitalized interest	$97,291	$74,773	$86,379
Impact of swaps	(31)	790	6,995
Capitalized interest	(22,564)	(6,911)	(3,885)

Interest expense	$74,696	$68,652	$89,489

Interest expense increased by $6,044,000 to $74,696,000 in 2007 from $68,652,000 in 2006 as a result of an increase in the average amount of debt outstanding of $436,600,000 (substantially all of which was floating rate debt), which is principally attributable to the funding of share repurchases in 2007. Additionally, there was an increase in the average rate paid on floating rate debt of 80 basis points to 5.9% in 2007 from 5.1% in 2006. These increases were partially offset by an increase in the amount of interest capitalized in 2007 compared with 2006 and the inclusion in interest expense in 2006 of a $4,800,000 write-off of the unamortized balance of deferred finance charges for terminated credit facilities.

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

PROVISION/(CREDIT) FOR FEDERAL INCOME TAXES

The income tax provision for 2007 and the credits for 2006 and 2005 are based on the pre-tax results of the Company's U.S. subsidiaries, adjusted to include non shipping income of the Company's foreign subsidiaries. The change in the income tax provision for 2007 compared with 2006 and 2005 was principally the result of an increase in non shipping income of the Company's foreign subsidiaries in 2007.

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

58                                                                                                                   Overseas Shipholding Group, Inc.

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

In thousands for the year ended December 31,	2007	2006	2005

Net income	$211,310	$392,660	$464,829
Provision/(credit) for federal income taxes	4,827	(8,187)	(1,110)
Interest expense	74,696	68,652	89,489
Depreciation and amortization	185,499	141,940	152,311

EBITDA	$476,332	$595,065	$705,519

EFFECTS OF INFLATION

The Company does not believe that general price inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital at December 31, 2007 was approximately $591,000,000 compared with $618,000,000 at December 31, 2006 and $253,000,000 at December 31, 2005. Current assets are highly liquid, consisting principally of cash, interest- bearing deposits and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $151,000,000 at December 31, 2007. The Company expects to use approximately $109,000,000 of the balance in the Capital Construction Fund during 2008 and 2009 to fund remaining payments towards the construction contracts for three U.S. Flag ATBs. Net cash provided by operating activities approximated $168,000,000 in 2007 compared with $446,000,000 in 2006 and $435,000,000 in 2005. Net cash provided by operating activities in 2005 reflected $91,100,000 of payments with respect to 2004 federal income taxes. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year. The Company's reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company's vessels in periods subsequent to December 31, 2007, compared with the actual TCE rates achieved during 2007, will have a negative comparative impact on the amount of cash provided by operating activities.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet.

2007 Annual Report                                                                                                                                                                       59

In November 2007, OSG America L.P., a subsidiary of OSG, entered into a five-year senior secured revolving credit agreement, which is nonrecourse to the Company. Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by the lenders.

In May 2007, OSG formed OSG America L.P., a master limited partnership ("MLP"), and on November 15, 2007, completed an initial public offering, issuing 7,500,000 common units (representing a 24.5% limited partner interest), priced at $19.00 per unit. OSG America L.P. trades on the New York Stock Exchange under the ticker "OSP". At December 31, 2007, the OSG America L.P. fleet was comprised of 19 U.S. Flag product carriers and tug barges, a newbuild fleet of five product carriers and options to purchase an additional 10 vessels upon delivery. The transaction generated approximately $129,300,000 in proceeds to OSG, which the Company used to pay down debt in the fourth quarter.

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

In October 2005, OSG sold seven tankers to DHT in connection with DHT's initial public offering. In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT. In November 2005, the Company sold 648,500 shares of common stock of DHT pursuant to the exercise of the over-allotment option granted to the underwriters of DHT's initial public offering, and received net cash proceeds of $7,315,000. In 2007, the Company sold the remaining 13,351,500 shares of DHT and received net cash proceeds of $194,706,000. Such sales reduced the company's interest in DHT to 0.0% as of June 30, 2007. The cash proceeds from these sales were used to reduce amounts outstanding under long-term credit facilities and for general corporate purposes.

The indentures pursuant to which the Company's senior unsecured notes were issued require the Company to secure the senior unsecured notes equally and comparably with any other unsecured indebtedness in the event OSG is required to secure such debt.

As of December 31, 2007, OSG had $2,000,000,000 of long-term credit availability, of which approximately $727,000,000 had been borrowed and an additional $55,778,000 had been used for letters of credit issued principally in conjunction with the construction of four Aframaxes. The Company's two long-term revolving credit facilities mature as follows: $150,000,000 (2011), $350,000,000 (2012) and $1,500,000 (2013).

The Company was in compliance with all of the financial covenants contained in the Company's debt agreements as of December 31, 2007. The financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Because a portion of OSG's debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company's ability to obtain other financing might be impaired.

60                                                                                                                   Overseas Shipholding Group, Inc.

Off-Balance Sheet Arrangements

As of December 31, 2007, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $784,459,000. Such debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $913,100,000 has been financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of December 31, 2007, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During 2007, the joint venture made $141,202,000 of progress payments. The aggregate unpaid contract costs of $90,806,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $877,659,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligation

A summary of the Company's long-term contractual obligations as of December 31, 2007 follows:

In thousands	2008	2009	2010	2011	2012	Beyond 2012	Total

Debt (1)	$119,816	$118,158	$116,954	$116,060	$115,037	$1,596,477	$2,182,502
Obligations under capital leases (1)	11,080	10,808	9,692	8,103	—	—	39,683
Operating lease obligations (chartered-in vessels) (2)	341,962	371,991	368,418	320,325	238,399	730,636	2,371,731
Advances to affiliated Companies	21,596	64,787	—	—	—	—	86,383
Construction contracts and vessel purchase agreements (3)	324,108	255,467	296,474	146,536	—	—	1,022,585
Operating lease obligations (office space)	5,425	5,509	5,454	5,442	4,921	32,983	59,734

Total	$823,987	$826,720	$796,992	$596,466	$358,357	$2,360,096	$5,762,618

(1)
Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,043,704 as of December 31, 2007, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at December 31, 2007 of 4.7%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $57,167 at December 31, 2007 that effectively convert the Company's interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 5.8%.

(2)
As of December 31, 2007, the Company had charter-in commitments for 71 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

(3)
Represents remaining commitments under (i) agreements to acquire vessels and (ii) shipyard construction contracts, excluding capitalized interest and other construction costs.

2007 Annual Report                                                                                                                                                                       61

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2007, related to pension and other post retirement benefit plans as follows:

In thousands	2008	2009	2010	2011	2012

Supplemental pension plan obligations (1)	$71	$70	$70	$69	$69
Defined benefit pension plan obligations (2)	11,342	—	—	—	—
Postretirement health care plan obligations (3)	210	216	217	215	223

(1)
Obligations are included herein only if the retirement of a covered individual is known as of December 31, 2007.

(2)
Estimated amount to settle the Company's obligations under the Maritrans Plan. The Company expects such final settlement to occur in 2008.

(3)
Amounts are estimated based on the 2007 cost taking the assumed health care cost trend rate for 2008 to 2012 into consideration. See Note P to the consolidated financial statements set forth in Item 8. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

OSG has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management's interest rate outlook at various times. These agreements contain no leverage features and have various final maturity dates from December 2008 to August 2014.

OSG expects to finance any vessel commitments from working capital, the Capital Construction Fund, cash anticipated to be generated from operations, existing long-term credit facilities, and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such charter rates are volatile.

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

OSG enters into Forward Freight Agreements ("FFAs") and related FFA options with an objective of either economically hedging risk or for trading purposes to take advantage of short term fluctuations in freight rates. The Company enters into FFAs and related FFA options as economic hedges to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs and related FFA options, OSG manages the financial risk associated with fluctuating market conditions. FFAs generally cover periods ranging from one month to one year and involve contracts to provide a fixed number of theoretical voyages at fixed rates. FFAs and related FFA options are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house, with whom OSG started to trade during November 2006. NOS ASA requires the posting of collateral by all participants. The use of a clearing house reduces the Company's exposure to counterparty credit risk. OSG is exposed to market risk in relation to its positions in FFAs and related FFA options and could suffer substantial losses from these activities in the event its expectations prove to be incorrect. As of December 31, 2007, OSG was committed to FFA agreements with a fair value of $6,487,000, which has been recorded as a liability. These contracts settle between January 2008 and December 2009.

The shipping industry's functional currency is the U.S. dollar. All of the Company's revenues and most of its operating costs are in U.S. dollars.

62                                                                                                                   Overseas Shipholding Group, Inc.

INTEREST RATE SENSITIVITY

The following tables provide information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the tables present notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

At December 31, 2007	2008	2009	2010	2011	2012	Beyond 2012	Total	Fair Value at Dec. 31, 2007

Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$14.3	$14.8	$14.7	$14.2	$6.6	$457.5	$522.1	$518.1
Average interest rate	7.8%	8.0%	8.1%	7.9%	5.5%	7.8%
Variable rate	$20.2	$20.2	$20.2	$20.2	$20.2	$942.7	$1,043.7	$1,043.7
Average spread over LIBOR	0.5%	0.5%	0.5%	0.5%	0.5%	0.6%
Interest Rate Swaps
Pay fixed/receive variable*	$46.8	$0.9	$1.0	$1.0	$0.9	$6.6	$57.2	($0.7)
Average pay rate	5.4%	4.7%	4.7%	4.7%	4/7%	4.7%

At December 31, 2006	2007	2008	2009	2010	2011	Beyond 2011	Total	Fair Value at Dec. 31, 2006

Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$14.9	$16.4	$14.8	$14.7	$14.2	$464.1	$539.1	$554.2
Average interest rate	7.4%	7.6%	8.0%	8.1%	7.9%	7.7%
Variable rate	$20.2	$20.2	$20.2	$20.2	$20.2	$701.9	$802.9	$802.9
Average spread over LIBOR	0.5%	0.5%	0.5%	0.5%	0.5%	0.6%
Interest Rate Swaps
Pay fixed/receive variable*	$8.8	$46.8	$0.9	$1.0	$1.0	$7.5	$66.0	($0.1)
Average pay rate	5.3%	5.4%	4.7%	4.7%	4.7%	4.7%

*
LIBOR

As of December 31, 2007, the Company had two long-term revolving credit facilities under which borrowings bear interest at rate based on LIBOR, plus the applicable margin, as stated in each agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

2007 Annual Report                                                                                                                                                                       63

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

64                                                                                                                   Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31
DOLLARS IN THOUSANDS

	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$502,420	$606,758
Voyage receivables, including unbilled of $135,210 and $92,599	180,406	136,043
Federal income taxes recoverable	23,181	29,630
Other receivables	61,446	42,093
Inventories	9,195	7,002
Prepaid expenses	28,105	23,995

Total Current Assets	804,753	845,521
Capital Construction Fund	151,174	315,913
Vessels and other property, less accumulated depreciation	2,691,005	2,501,846
Vessels under capital leases, less accumulated amortization	24,399	30,750
Deferred drydock expenditures, net	81,619	50,774

Total Vessels, Deferred Drydock and Other Property	2,797,023	2,583,370

Investments in Affiliated Companies	131,905	275,199
Intangible Assets, less accumulated amortization	114,077	92,611
Goodwill	72,463	64,293
Other Assets	87,522	53,762

Total Assets	$4,158,917	$4,230,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$178,837	$192,500
Current installments of long-term debt	26,058	27,426
Current obligations under capital leases	8,406	7,650

Total Current Liabilities	213,301	227,576
Long-term Debt	1,506,396	1,273,053
Obligations under Capital Leases	24,938	33,894
Deferred Gain on Sale and Leaseback of Vessels	182,076	218,759
Deferred Federal Income Taxes ($230,924 and $234,269) and Other Liabilities	281,711	270,076
Minority Interest	132,470	—
Stockholders' Equity:
Common stock ($1 par value; 120,000,000 shares authorized; 40,790,759 shares issued)	40,791	40,791
Paid-in additional capital	208,817	202,712
Retained earnings	2,170,098	1,996,826

	2,419,706	2,240,329
Cost of treasury stock (9,697,620 and 1,565,559 shares)	583,708	34,522

	1,835,998	2,205,807
Accumulated other comprehensive income/(loss)	(17,973)	1,504

Total Stockholders' Equity	1,818,025	2,207,311

Total Liabilities and Stockholders' Equity	$4,158,917	$4,230,669

See notes to consolidated financial statements.

2007 Annual Report                                                                                                                                                                       65

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2007	2006	2005

Shipping Revenues:
Pool revenues including $86,631 in 2007, $57,345 in 2006 and $57,562 in 2005 from companies accounted for by the equity method	$501,767	$639,618	$607,035
Time and bareboat charter revenues, including $16,488 in 2005 received from a company accounted for by the equity method	361,431	282,409	309,471
Voyage charter revenues	266,107	125,376	83,797

	1,129,305	1,047,403	1,000,303
Operating Expenses:
Voyage expenses	90,094	54,586	38,641
Vessel expenses	267,947	209,998	173,349
Provision for settlement	—	27,000	4,000
Charter hire expenses, including $41,121 in 2007, $86,767 in 2006 and $20,241 in 2005 paid to a company accounted for by the equity method	258,116	174,817	120,301
Depreciation and amortization	185,499	141,940	152,311
General and administrative	127,211	99,525	79,667
Gain on disposal of vessels	(7,134)	(39,007)	(42,905)

Total Operating Expenses	921,733	668,859	525,364

Income from Vessel Operations	207,572	378,544	474,939
Equity in Income of Affiliated Companies	8,876	22,474	43,807

Operating Income	216,448	401,018	518,746
Other Income	75,434	52,107	34,462

	291,882	453,125	553,208
Interest Expense	(74,696)	(68,652)	(89,489)

Income before Minority Interest and Federal Income Taxes	217,186	384,473	463,719
Minority Interest	(1,049)	—	—

Income before Federal Income Taxes	216,137	384,473	463,719
(Provision)/Credit for Federal Income Taxes	(4,827)	8,187	1,110

Net Income	$211,310	$392,660	$464,829

Weighted Average Number of Common Shares Outstanding:
Basic	34,135,672	39,515,300	39,444,059
Diluted	34,326,741	39,586,035	39,506,332
Per Share Amounts:
Basic net income	$6.19	$9.94	$11.78
Diluted net income	$6.16	$9.92	$11.77
Cash dividends declared and paid	$1.125	$0.925	$0.70

See notes to consolidated financial statements.

66                                                                                                                   Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS

	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$211,310	$392,660	$464,829
Items included in net income not affecting cash flows:
Depreciation and amortization	185,499	141,940	152,311
Amortization of deferred gain on sale and leasebacks	(47,303)	(43,114)	(9,897)
Deferred compensation relating to restricted stock and stock option grants	9,519	3,922	2,084
Provision/(credit) for deferred federal income taxes	(1,081)	9,702	675
Undistributed earnings of affiliated companies	5,110	4,963	(9,307)
Other—net	1,160	(6,223)	(10,856)
Items included in net income related to investing and financing activities:
Gain on sale of securities and other investments—net	(41,173)	(35,136)	(23,186)
Gain on disposal of vessels	(7,134)	(39,007)	(42,905)
Payments for drydocking	(69,892)	(49,867)	(16,899)
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	(50,039)	2,526	45,319
Increase/(decrease) in federal income taxes payable	—	—	(96,435)
Net change in prepaid items and accounts payable, sundry liabilities and accrued expenses	(28,352)	63,609	(20,586)

Net cash provided by operating activities	167,624	445,975	435,147

Cash Flows from Investing Activities:
Expenditures for vessels, including $260,716 in 2007 and $48,100 in 2006 related to vessels under construction	(545,078)	(55,793)	(5,166)
Withdrawals from Capital Construction Fund	175,950	—	—
Proceeds from disposal of vessels	224,019	258,877	858,142
Acquisition of interest in affiliated company that owned four V-Pluses	—	—	(69,047)
Acquisition of Heidmar Lightering, net of cash acquired of $2,600	(38,471)	—	—
Acquisition of Maritrans Inc., net of cash acquired of $24,536	—	(444,550)	—
Acquisition of Stelmar Shipping Ltd., net of cash acquired of $107,911	—	—	(742,433)
Expenditures for other property	(15,864)	(11,591)	(12,257)
Investments in and advances to affiliated companies	(31,083)	(8,613)	(9,495)
Proceeds from disposal of investments in affiliated companies	194,706	—	—
Distributions from affiliated companies	—	4,772	20,853
Purchases of other investments	—	(660)	(847)
Proceeds from dispositions of other investments	1,787	2,292	23,271
Other—net	(861)	(1,436)	(863)

Net cash provided by/(used in) investing activities	(34,895)	(256,702)	62,158

Cash Flows from Financing Activities:
Net proceeds from sale of OSG America L.P. units	129,256	—	—
Purchases of treasury stock	(551,001)	(18,525)	—
Issuance of debt, net of issuance costs	261,000	549,642	781,268
Payments on debt and obligations under capital leases	(37,238)	(255,948)	(1,541,293)
Cash dividends paid	(38,038)	(36,576)	(27,615)
Issuance of common stock upon exercise of stock options	566	242	218
Other—net	(1,612)	(9,938)	(476)

Net cash provided by/(used in) financing activities	(237,067)	228,897	(787,898)

Net increase/(decrease) in cash and cash equivalents	(104,338)	418,170	(290,593)
Cash and cash equivalents at beginning of year	606,758	188,588	479,181

Cash and cash equivalents at end of year	$502,420	$606,758	$188,588

See notes to consolidated financial statements.

2007 Annual Report                                                                                                                                                                       67

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
DOLLARS IN THOUSANDS

					Treasury Stock
		Paid-in Additional Capital		Unearned Compensation Restricted Stock			Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Retained Earnings
					Shares	Amount		Total

Balance at December 31, 2004	$40,791	$199,054	$1,203,528	$(1,360) 1	1,391,280	$(17,579)	$1,938	$1,426,372
Reclassification upon adoption of FAS 123(R)		(1,360)		1,360				—
Net Income			464,829					464,829
Other Comprehensive Income/(Loss), net of taxes:
Net unrealized holding gains on available-for-sale securities*							2,329	2,329
Effect of derivative instruments							6,352	6,352
Minimum pension liability							1,325	1,325

Comprehensive Income								474,835

Cash Dividends Declared and Paid			(27,615)					(27,615)
Deferred Compensation Related to Options Granted		720						720
Issuance of Restricted Stock Awards		(487)			(43,766)	487		—
Amortization of Restricted Stock Awards		1,364						1,364
Options Exercised and Employee Stock Purchase Plan		145			(5,796)	73		218
Tax Benefit Related to Options Exercised		134						134

Balance at December 31, 2005	40,791	199,570	1,640,742	—	1,341,718	(17,019)	11,944	1,876,028
Net Income			392,660					392,660
Other Comprehensive Income/(Loss), net of taxes:
Net unrealized holding losses on available-for-sale securities*							(16,238)	(16,238)
Effect of derivative instruments							6,687	6,687
Minimum pension liability							(79)	(79)

Comprehensive Income								383,030

Cash Dividends Declared and Paid			(36,576)					(36,576)
Deferred Compensation Related to Options Granted		1,551						1,551
Issuance of Restricted Stock Awards		(931)			(81,066)	931		—
Amortization of Restricted Stock Awards		2,371						2,371
Options Exercised and Employee Stock Purchase Plan		151			(8,593)	91		242
Purchases of Treasury Stock					313,500	(18,525)		(18,525)
Adjustment to initially adopt FAS 158, net of taxes							(810)	(810)

Balance at December 31, 2006	40,791	202,712	1,996,826	—	1,565,559	(34,522)	1,504	2,207,311
Net Income			211,310					211,310
Other Comprehensive Income/(Loss), net of taxes:
Effect of derivative instruments							(17,947)	(17,947)
Impact of Pension and Other Postretirement Benefit Plans							(1,530)	(1,530)

Comprehensive Income								191,833

Cash Dividends Declared and Paid			(38,038)					(38,038)
Deferred Compensation Related to Options Granted		3,595						3,595
Issuance of Restricted Stock Awards		(1,662)			(134,441)	1,662		—
Amortization of Restricted Stock Awards		5,924						5,924
Options Exercised and Employee Stock Purchase Plan		413			(11,987)	153		566
Purchases of Treasury Stock					8,278,489	(551,001)		(551,001)
Loss on Public Offering of OSG America L.P. Units		(2,165)						(2,165)

Balance at December 31, 2007	$40,791	$208,817	$2,170,098	—	9,697,620	$(583,708)	$(17,973)	$1,818,025

*
For 2005, net of realized gains included in net income of $11,219; and for 2006, net of realized gains included in net income of $23,223.

See notes to consolidated financial statements.

68                                                                                                                   Overseas Shipholding Group, Inc.

Overseas Shipholding Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.
Basis of presentation and description of business—The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company" or "OSG"). For the three years ended December 31, 2007, all subsidiaries were wholly owned, with the exception of OSG America L.P. (see Note E). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method.

  The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid and dry bulk cargoes in the international market and the U.S. Flag trades.

2.
Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

3.
Marketable securities—The Company's investments in marketable securities were classified as available for sale and were carried at fair value. The Company utilizes the first-in, first-out method to determine the cost of a marketable security sold or the amount reclassified out of accumulated other comprehensive income into earnings. Net unrealized gains or losses were reported as a component of accumulated other comprehensive income within stockholders' equity.

  The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Staff Accounting Bulletin No. 59, "Noncurrent Marketable Equity Securities." Accordingly, if a material decline in the fair value below the Company's cost basis is determined to be other than temporary, a noncash impairment loss is recorded as a charge in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a security has been below its cost basis for more than six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis.

4.
Inventories—Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

5.
Vessels, deferred drydocking expenditures and other property—Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis, using a vessel life of 25 years. Each vessel's salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. Accumulated depreciation was $492,357,000 and $377,791,000 at December 31, 2007 and 2006, respectively.

  Other property, including buildings and leasehold improvements, are recorded at cost and amortized substantially on the straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to 35 years.

  Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $22,564,000 in 2007, $6,911,000 in 2006 and $3,885,000 in 2005.

  Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. Expenditures for maintenance and repairs are expensed when incurred. Amortization of capitalized drydock expenditures, which is included in depreciation and amortization in the consolidated statements of operations, amounted to $34,652,000 in 2007, $16,775,000 in 2006 and $11,735,000 in 2005.

6.
Vessels under capital leases—The Company charters in one International Flag Handysize Product Carrier and two U.S. Flag vessels that it accounts for as capital leases. Amortization of capital leases is computed by the straight-line method over five years for the Handysize Product Carrier and 22 years for the U.S. Flag vessels,

2007 Annual Report                                                                                                                                                                       69

  representing the terms of the leases. Accumulated amortization was $85,580,000 and $78,272,000 at December 31, 2007 and 2006, respectively.

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

8.
Goodwill and intangible assets—Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of long-term customer relationships, and charter-in contracts acquired as part of the purchase of the Heidmar Lightering business. The long-term customer relationships are being amortized on a straight-line basis over 20 years and the charter-in contracts are being amortized on a straight-line basis over approximately four years. Accumulated amortization was $7,748,000 and $389,000 at December 31, 2007 and 2006, respectively. Amortization amounted to $7,359,000 in 2007 and $389,000 in 2006. Amortization of intangible assets for the five years subsequent to December 31, 2007 is expected to approximate $8,300,000 in each of 2008 through 2010 and $5,200,000 in 2011 and 2012.

9.
Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Deferred finance charges of $15,127,000 and $15,877,000 are included in other assets at December 31, 2007 and 2006, respectively. Amortization amounted to $2,387,000 in 2007, $7,513,000 in 2006 (including a $4,800,000 write-off of the unamortized balance of deferred debt expense for terminated facilities) and $4,498,000 in 2005.

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

  The Company uses derivatives to reduce market risks associated with its operations. The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company's debt from a floating to a fixed rate and are designated and qualify as cash flow

70                                                                                                                   Overseas Shipholding Group, Inc.

  hedges. For interest rate swaps, the Company assumes no ineffectiveness since each interest rate swap meets conditions required under FAS 133. Accordingly, no gains or losses have been recorded in income relative to the Company's interest rate swaps that qualify as hedges. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt.

  The Company also uses forward freight agreements and bunker swaps in order to reduce its exposure to the variability in the cash flows inherent in the spot charter market. The forward freight agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates, which contracts generally range from one month to one year and settle monthly based on a published index. Forward freight agreements that meet the effectiveness threshold required by FAS 133 are accounted for as effective cash flow hedges.

12.
Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

13.
Issuance of shares or units by subsidiaries—The Company accounts for gains or losses from the issuance of shares or units by its subsidiaries as an adjustment to stockholders' equity.

14.
Newly issued accounting standards—In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), "Fair Value Measurements." The standard provides guidance for using fair value to measure assets and liabilities in accordance with generally accepted accounting principles, and expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The adoption of FAS 157 will not have a material effect on the Company's earnings or financial position.

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

  In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115." FAS 159 provides entities with the opportunity to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted provided the

2007 Annual Report                                                                                                                                                                       71

  Company also elects to apply the provisions of FAS 157. The adoption of FAS 159 will not have a material effect on the Company's earnings or financial position.

  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("FAS 160"). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

NOTE B—EARNINGS PER COMMON SHARE:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

Dollars in thousands for the year ended December 31,	2007	2006	2005

Net income	$211,310	$392,660	$464,829

Common shares outstanding, basic:
Weighted average shares outstanding, basic	34,135,672	39,515,300	39,444,059

Common shares outstanding, diluted:
Weighted average shares outstanding, basic	34,135,672	39,515,300	39,444,059
Dilutive equity awards	191,069	70,735	62,273

Weighted average shares outstanding, diluted	34,326,741	39,586,035	39,506,332

The anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share were not material for each of the three years in the period ended December 31, 2007.

NOTE C—CHANGES IN ACCOUNTING PRINCIPLE

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." FIN 48 applies to all tax positions related to income taxes that are subject to FAS 109, including tax positions considered to be routine. The Company, as required, adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's earnings or financial position.

72                                                                                                                   Overseas Shipholding Group, Inc.

NOTE D—ACQUISITIONS:

Heidmar Lightering

In April 2007, OSG acquired the Heidmar Lightering business from a subsidiary of Morgan Stanley Capital Group Inc. for cash of approximately $41 million. The operation provided crude oil lightering services to refiners, oil companies and trading companies primarily in the U.S. Gulf with a fleet of four International Flag Aframaxes and two U.S. Flag workboats. The business managed a portfolio of one-to-three year fixed rate cargo contracts. Under the agreement, OSG acquired the lightering fleet, which was time chartered-in, including a 50% residual interest in two specialized lightering Aframaxes. The operating results of the Heidmar Lightering business have been included in the Company's financial statements commencing April 1, 2007.

Maritrans Inc

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

The following table summarizes the allocation of the purchase price to the fair value of Maritrans' assets and liabilities at the date of the acquisition (in thousands):

Assets:
Current assets, including receivables	$74,843
Vessels	456,574
Intangible assets subject to amortization	93,000
Goodwill	62,874
Other assets	1,598

Total assets acquired	688,889

Liabilities:
Current liabilities, including current installments of long-term debt	34,090
Long-term debt	51,427
Deferred federal income taxes and other liabilities	134,286

Total liabilities assumed	219,803

Net assets acquired (cash consideration)	$469,086

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

2007 Annual Report                                                                                                                                                                       73

The following table summarizes the fair value of Stelmar's assets and liabilities at the date of the acquisition (in thousands):

Assets:
Current assets, including receivables	$159,045
Vessels	1,257,573
Vessels under capital leases	8,280
Other assets	2,627

Total assets acquired	1,427,525

Liabilities:
Current liabilities, including current installments of long-term debt	101,625
Long-term debt	467,604
Obligations under capital lease	6,662
Other liabilities	1,290

Total liabilities assumed	577,181

Net assets acquired (cash consideration)	$850,344

The following pro forma financial information reflects the results for 2005, of the Stelmar acquisition as if it had occurred at the beginning of that year, after giving effect to purchase accounting adjustments:

Pro forma shipping revenues	$1,019,027
Pro forma net income	$472,079
Pro forma per share amounts:
Basic	$11.97
Diluted	$11.95

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2005.

NOTE E—PUBLIC OFFERING OF OSG AMERICA L.P.:

On November 8, 2007, a subsidiary of the Company, OSG America L.P., a master limited partnership ("MLP") completed its initial public offering of 7,500,000 common units, representing a 24.5% limited partner interest, at a price of $19.00 per unit. As a result, the Company recorded a $2,165,000 decrease to stockholders' equity, which represents the Company's loss (calculated as the difference between the net sale proceeds and the Company's consolidated basis in the noncontrolling interest in OSG America L.P.) from the issuance of units in the initial public offering.

The proceeds received from the public offering and the Company's use of those proceeds are summarized as follows (in thousands):

Proceeds received:
Sale of 7,500,000 common units at $19.00 per unit	$142,500

Use of proceeds from sale of common units:
Underwriting and structuring fees	$9,975
Professional fees and other offering expenses to third parties	3,269
Repayment of obligations to OSG	129,256

Total assets acquired	$142,500

OSG America L.P. is a Delaware limited partnership formed by the Company as part of its strategy to enhance the valuation of its U.S. Flag assets, which have generally predictable cash flows generated by medium and long-term charters. Immediately after the public offering, OSG America LLC, a wholly owned subsidiary of OSG, owned a 2% general partner interest and was the sole general partner of the partnership. Other subsidiaries of OSG hold a 73.5% limited partner interest. As a result, OSG effectively owns 75.5% of the MLP. As of December 31, 2007, OSG America L.P. owned and operated a fleet of 19 U.S. Flag Product Carriers and tug barges that principally transport refined petroleum products in the U.S. coastwise trade.

74                                                                                                                   Overseas Shipholding Group, Inc.

NOTE F—BUSINESS AND SEGMENT REPORTING:

The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in both the international market and the U.S. Flag trades through the ownership and operation of a diversified fleet of bulk cargo vessels. The shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Rates in each market segment are determined by a variety of factors affecting the supply and demand for vessels to move cargoes in the trades for which they are suited. Bulk vessels are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company charters its vessels to commercial shippers and U.S. and foreign governments and governmental agencies primarily on voyage charters and on time charters.

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income from vessel operations before general and administrative expenses and gain on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company's consolidated financial statements.

2007 Annual Report                                                                                                                                                                       75

Information about the Company's reportable segments as of and for the three years ended December 31, 2007 follows:

	International
In thousands	Crude Tankers	Product Carriers	Other	U.S.	Totals

2007
Shipping revenues	600,182	267,112	24,879	237,132	1,129,305
Time charter equivalent revenues	569,264	243,451	23,676	202,820	1,039,211
Depreciation and amortization	75,040	51,287	6,272	52,900	185,499
Gain on disposal of vessels	(197)	5,625	3	1,703	7,134
Income from vessel operations	226,812	57,669	3,794	39,374	327,649
Equity in income of affiliated companies	3,634	—	(502)	5,744	8,876
Investments in affiliated companies at December 31, 2007	26,695	900	98,528	5,782	131,905
Total assets at December 31, 2007	1,615,718	806,249	120,418	844,705	3,387,090
Expenditures for vessels	158,295	195,456	11,933	179,394	545,078
Payments for drydockings	20,955	31,818	—	17,119	69,892
2006
Shipping revenues	691,601	246,006	19,307	90,489	1,047,403
Time charter equivalent revenues	684,029	215,311	18,338	75,139	992,817
Depreciation and amortization	74,887	40,966	4,426	21,661	141,940
Gain on disposal of vessels	41,204	—	—	(2,197)	39,007
Income from vessel operations	388,519	63,609	(25,674)	12,608	439,062
Equity in income of affiliated companies	14,975	—	689	6,810	22,474
Investments in affiliated companies at December 31, 2006	158,200	600	109,551	6,848	275,199
Total assets at December 31, 2006	1,655,600	713,594	111,103	712,743	3,193,040
Expenditures for vessels	48,867	974	—	5,952	55,793
Payments for drydockings	14,592	28,161	—	7,114	49,867
2005
Shipping revenues	677,759	209,626	21,061	91,857	1,000,303
Time charter equivalent revenues	668,819	185,832	25,902	81,109	961,662
Depreciation and amortization	93,975	35,440	3,582	19,314	152,311
Gain on disposal of vessels	22,939	12,508	—	7,458	42,905
Income from vessel operations	401,990	74,232	4,925	30,554	511,701
Equity in income of affiliated companies	36,010	—	(269)	8,066	43,807
Investments in affiliated companies at December 31, 2005	167,498	—	94,290	7,869	269,657
Total assets at December 31, 2005	1,896,059	715,259	95,527	89,042	2,795,887
Expenditures for vessels	2,142	175	—	2,849	5,166
Payments for drydockings	7,701	7,184	—	2,014	16,899

The three Handysize Product Carriers that were reflagged under the U.S. Flag in late 2005 have been included in the International Product Carriers segment since these vessels continue to trade primarily in the international market. The joint venture with four LNG Carriers is included in Other International along with two Capesize Dry Bulk Carriers and one Pure Car Carrier.

76                                                                                                                   Overseas Shipholding Group, Inc.

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2007	2006	2005

Time charter equivalent revenues	$1,039,211	$992,817	$961,662
Add: Voyage expenses	90,094	54,586	38,641

Shipping revenues	$1,129,305	$1,047,403	$1,000,303

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

Reconciliations of income from vessel operations of the segments to income before federal income taxes as reported in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2007	2006	2005

Total income from vessel operations of all segments	$327,649	$439,062	$511,701
General and administrative expenses	(127,211)	(99,525)	(79,667)
Gain on disposal of vessels	7,134	39,007	42,905

Consolidated income from vessel operations	207,572	378,544	474,939
Equity in income of affiliated companies	8,876	22,474	43,807
Other income	75,434	52,107	34,462
Interest expense	(74,696)	(68,652)	(89,489)
Minority interest	(1,049)	—	—

Income before Federal Income Taxes	$216,137	$384,473	$463,719

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31,	2007	2006	2005

Total assets of all segments	$3,387,090	$3,193,040	$2,795,887
Corporate cash and securities, including Capital Construction Fund	653,594	922,671	484,714
Other unallocated amounts	118,233	114,958	68,079

Consolidated total assets	$4,158,917	$4,230,669	$3,348,680

Certain additional information about the Company's operations for the three years ended December 31, 2007 follows:

In thousands	Consolidated	International Flag	U.S. Flag

2007
Shipping revenues	$1,129,305	$892,173	$237,132
Total vessels, deferred drydock and other property at December 31, 2007	2,797,023	2,029,236	767,787
2006
Shipping revenues	1,047,403	956,914	90,489
Total vessels, deferred drydock and other property at December 31, 2006	2,583,370	1,939,059	644,311
2005
Shipping revenues	1,000,303	908,446	91,857
Total vessels, deferred drydock and other property at December 31, 2005	2,344,553	2,144,261	200,292

2007 Annual Report                                                                                                                                                                       77

NOTE G—VESSELS AND OTHER PROPERTY:

Vessels and other property consist of the following:

In thousands at December 31,	2007	2006

Vessels, at cost	$2,727,967	$2,659,685
Construction in progress	416,538	192,035
Other property, at cost	59,587	41,530

	3,204,092	2,893,250
Accumulated depreciation and amortization	(513,087)	(391,404)

	$2,691,005	$2,501,846

As of December 31, 2007, the Company had remaining commitments for vessels to be wholly owned by the Company of $1,023,000,000 on non-cancelable contracts for the construction of 19 vessels (four Aframaxes, six Panamax Product Carriers, two Handysize Product Carriers and seven ATBs, including a contract for the double hulling of one existing ATB) and the purchase of another two newbuilding Panamax Product Carriers upon their delivery from the shipyard. These vessels are scheduled for delivery between 2008 and 2011.

The Company has entered into agreements to sell two of the above Aframax and two of the Panamax Product Carrier newbuildings upon each vessel's delivery from the shipyard, at prices that should approximate each vessel's delivered cost. These two newbuildings will then be chartered back for periods of ten and twelve years. One of such agreements provides the Company with certain purchase options.

NOTE H—EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method. As of December 31, 2007, the Company had approximately a 50% interest in two joint ventures. One joint venture has four LNG Carriers; two delivered in November 2007 and two delivered in the first quarter of 2008. The other joint venture has two VLCCs under construction.

Alaska Tanker Company

In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company, LLC ("ATC"), a variable interest entity, to manage the vessels carrying Alaskan crude oil for BP. ATC, which is owned 37.5% by OSG, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC. In the second quarter of 1999, the charters for five U.S. Flag Crude Tankers (all of which have subsequently been sold by the owner), which were previously time chartered to BP, were converted to bareboat charters to ATC, with guaranties from BP, to employ the vessels through their OPA 90 retirement dates. Revenue from the bareboat charters of these vessels to ATC was included in time and bareboat charter revenue.

Double Hull Tankers, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. ("DHT") in connection with DHT's initial public offering. In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT's initial public offering, and received net cash proceeds of $7,315,000. During 2007, the Company sold the remaining 13,351,500 shares of DHT and received net cash proceeds of $194,706,000. Such sales reduced the Company's interest in DHT to 0.0% as of June 30, 2007 from 44.5% as of December 31, 2006. OSG time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel. The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements.

78                                                                                                                   Overseas Shipholding Group, Inc.

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

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commence 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $913,100,000 has been financed by the joint venture through long-term bank financing and partner contributions. OSG has advanced $90,635,000 to such joint venture as of December 31, 2007, representing its share of working capital ($10,000) and the first installment under the construction contracts ($90,625,000, or approximately 49.9% of $181,600,000). During 2007, the joint venture made $141,202,000 of progress payments. The aggregate unpaid contract costs of $90,806,000 will be funded through bank financing that will be nonrecourse to the partners. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $877,659,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of December 31, 2007, the joint venture has recorded a liability of $18,032,000 for the fair value of these swaps. The Company's share of such amount is included in accumulated other comprehensive income in the accompanying balance sheet.

2007 Annual Report                                                                                                                                                                       79

A condensed summary of the combined assets and liabilities of the equity method investments follows:

In thousands at December 31,	2007	2006

Current assets	$105,587	$98,214
Vessels, net	935,799	1,028,935
Other assets	17,196	27,355

Total assets	$1,058,582	$1,154,504

Current liabilities	$63,616	$49,055
Long-term debt and other non-current liabilities	784,495	800,644
Equity*	210,471	304,805

Total liabilities and equity	$1,058,582	$1,154,504

*
Includes undistributed earnings of $4,520 in 2007.

As of December 31, 2007, the joint ventures in which the Company participates had total bank debt outstanding of $784,459,000 all of which was non recourse to the Company. The Company's percentage interest in the equity method investments with bank debt is 49.9%.

A condensed summary of the results of operations of the equity method investments follows:

In thousands for the year ended December 31,	2007	2006	2005

Time charter equivalent revenues	$189,311	$246,546	$252,127
Ship operating expenses	(152,114)	(178,154)	(167,443)
Gain on vessel disposals	—	—	20,795

Income from vessel operations	37,197	68,392	105,479
Other income	1,846	1,852	546
Interest expense*	(10,098)	(13,049)	(9,496)

Net income	$28,945	$57,195	$96,529

*
Includes interest on subordinated loans payable to joint venture partners of $2,725 (2005) and is net of amounts capitalized in connection with vessel construction of $34,495 (2007), $17,759 (2006) and $1,217 (2005). The Company's share of interest on such subordinated loans was eliminated in recording the results of the joint ventures by the equity method.

NOTE I—DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Forward freight agreements and bunker swaps—The fair values of forward freight agreements and bunker swaps are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date.

80                                                                                                                   Overseas Shipholding Group, Inc.

The estimated fair values of the Company's financial instruments, other than derivatives, follow:

In thousands at December 31,	Carrying amount 2007	Fair value 2007	Carrying amount 2006	Fair value 2006
Financial assets (liabilities)
Cash and cash equivalents	$502,420	$502,420	$606,758	$606,758
Capital Construction Fund	151,174	151,174	315,913	315,913
Debt, including capital lease obligations	(1,565,798)	(1,561,821)	(1,342,023)	(1,357,066)

Forward Freight Agreements

The Company enters into tanker Forward Freight Agreements ("FFAs") and related FFA options with an objective to utilize them as both: (i) economic hedging instruments that reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business; or (ii) for trading purposes to take advantage of short term fluctuations in the market.

Certain FFAs and bunker swap trades qualified as cash flow hedges for accounting purposes at December 31, 2007 with the change in fair value of the effective portions being recorded in accumulated other comprehensive income as a loss amounting to $5,420,000. All qualifying hedges together with FFAs that do not qualify for hedge accounting are shown at fair value in the balance sheet.

As of December 31, 2007 and 2006, the Company recorded a liability of $6,487,000 and an asset of $1,877,000, respectively, related to the fair values of all of these agreements representing positions that extend to December 2009. For the years ended December 31, 2007 and 2006, OSG recognized net losses of $4,213,000 in 2007 and $2,559,000 in 2006 from transactions involving FFAs and related FFA options and bunker swaps.

Interest Rate Swaps

As of December 31, 2007, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $57,167,000 pursuant to which it pays fixed rates ranging from 4.7% to 5.4% and receives floating rates based on the London interbank offered rate ("LIBOR") (approximately 4.7% at December 31, 2007). These agreements contain no leverage features and have various final maturity dates ranging from December 2008 to August 2014. As of December 31, 2007, the Company has recorded a liability of $720,000 related to the fair values of these swaps.

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

2007 Annual Report                                                                                                                                                                       81

NOTE J—ACCOUNTS PAYABLE, SUNDRY LIABILITIES AND ACCRUED EXPENSES:

Accounts payable, sundry liabilities and accrued expenses follows:

In thousands at December 31,	2007	2006

Accounts payable	$12,047	$17,549
Payroll and benefits	25,912	25,182
Interest	16,839	11,487
Due to owners on chartered in vessels	10,941	11,779
Accrued drydock and repair costs	9,848	19,362
Amounts held in escrow	33,919	16,078
Reserve for settlement of Department of Justice investigation	—	37,000
Charter revenues received in advance	14,930	14,926
Acquisition costs	350	3,308
Insurance	3,537	1,040
FFA settlements	9,040	1,106
Other	41,474	33,683

	$178,837	$192,500

NOTE K—DEBT:

Debt consists of the following:

In thousands at December 31,	2007	2006

Unsecured revolving credit facilities	$727,000	$466,000
7.50% notes due 2024	150,000	150,000
8.75% debentures due 2013, net of unamortized discount of $75 and $87	78,200	78,188
8.25% notes due 2013	176,115	176,115
Floating rate secured term loans, due through 2018	316,704	336,897
Fixed rate secured term loans, due through 2014	84,435	93,279

	1,532,454	1,300,479
Less current portion	26,058	27,426

Long-term portion	$1,506,396	$1,273,053

The weighted average effective interest rate for debt outstanding at December 31, 2007 and 2006 was 6.4% and 6.6%, respectively. Such rates take into consideration related interest rate swaps.

In November 2007, OSG America L.P., a subsidiary of OSG, entered into a five-year senior secured revolving credit agreement, which is nonrecourse to the Company. Borrowing under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by lenders.

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

82                                                                                                                   Overseas Shipholding Group, Inc.

At December 31, 2007, the Company had unused long-term credit availability of approximately $1,217,000,000, which reflects, $55,778,000 of letters of credit issued principally in connection with the construction of four Aframaxes.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of December 31, 2007, approximately 29.0% of the net book value of the Company's vessels is pledged as collateral under certain debt agreements.

The aggregate annual principal payments required to be made on debt are as follows:

In thousands at December 31, 2007

2008	$26,058
2009	26,231
2010	26,414
2011	26,609
2012	26,815
Thereafter	1,400,327

$1,532,454

Interest paid, excluding capitalized interest, amounted to $69,344,000 in 2007, $74,409,000 in 2006 and $88,363,000 in 2005.

NOTE L—TAXES:

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

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG's foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company's foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in the three years ended December 31, 2007 and no provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2007. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of December 31, 2007, because the Company intends to indefinitely reinvest such earnings ($80,000,000 at December 31, 2007). The unrecognized deferred U.S. income taxes attributable thereto approximated $27,900,000.

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

2007 Annual Report                                                                                                                                                                       83

recorded a reduction in its deferred tax provision of $3,500,000 in 2006 relating to the write off of deferred tax liabilities that will no longer reverse as a result of the election of the tonnage tax regime.

As of December 31, 2007, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,000,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $700,000,000.

As discussed above, earnings of OSG's foreign shipping subsidiaries from January 1, 1987 through December 31, 2004, were subject to U.S. income taxes and, therefore, may be distributed to the U.S. parent without further tax. As of December 31, 2007, the Company had accumulated in excess of $545,000,000 of undistributed previously taxed earnings that can be repatriated without incurring any additional U.S. income taxes.

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

The significant components of the Company's deferred tax liabilities and assets follow:

In thousands at December 31,	2007	2006

Deferred tax liabilities:
Excess of book over tax basis of depreciable or amortizable assets—net	$172,544	$130,728
Tax benefits related to the Capital Construction Fund	54,858	99,393
Costs capitalized and amortized for book, expensed for tax	8,484	4,145
Other—net	40	2,320

Total deferred tax liabilities	235,926	236,586

Deferred tax assets:
Other comprehensive income	5,002	2,317

Total deferred tax assets	5,002	2,317

Net deferred tax liabilities	230,924	234,269
Current portion of net deferred tax liabilities	—	—

Long-term portion of net deferred tax liabilities	$230,924	$234,269

The components of income before federal income taxes follow:

In thousands for the year ended December 31,	2007	2006	2005

Foreign	$296,807	$403,504	$452,888
Domestic	(80,670)	(19,031)	10,831

	$216,137	$384,473	$463,719

Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

84                                                                                                                   Overseas Shipholding Group, Inc.

The components of the (provision)/credits for federal income taxes follow:

In thousands for the year ended December 31,	2007	2006	2005

Current	$(5,908)	$17,889	$1,785
Deferred	1,081	(9,702)	(675)

	$(4,827)	$8,187	$1,110

Actual income taxes paid amounted to $94,510,000 in 2005 (of which $91,100,000 related to 2004).

Reconciliations of the actual federal income tax rate attributable to pretax income and the U.S. statutory income tax rate follow:

For the year ended December 31,	2007	2006	2005

Actual federal income tax provision/(credit) rate	2.1%	(5.7%)	(0.3%	)
Adjustments due to:
Dividends received deduction	—	0.2%	—
Income not subject to U.S. income taxes	32.9%	36.0%	35.0%
Other	—	1.7%	0.3%
Reversal of deferred tax liabilities	—	2.8%	—

U.S. statutory income tax provision rate	35.0%	35.0%	35.0%

The following is a roll-forward of the Company's FIN 48 unrecognized tax benefits from January 1, 2007 to December 31, 2007 (in thousands):

Balance of unrecognized tax benefits as of January 1, 2007	$5,424
Increases for positions taken in prior years	—
Increases for positions related to the current year	—
Amounts of decreases related to settlements	—
Reductions due to lapse of statutes of limitations	—

Balance of unrecognized tax benefits as of December 31, 2007	$5,424

OSG and its subsidiaries are, from time to time, audited by federal, state, and local tax authorities. These audits occasionally result in proposed assessments. The Company is generally no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002.

OSG records interest on unrecognized tax benefits, which amount was not material in 2007, in its provision for income taxes.

NOTE M—CAPITAL STOCK AND STOCK COMPENSATION:

In June 2006, the Company's Board of Directors authorized the repurchase of up to $300,000,000 worth of the Company's common stock, from time-to-time. On April 24, 2007, the Board authorized, and the Company agreed to purchase, all of the outstanding shares held by Archer-Daniels-Midland Company, or 5,093,391 shares, at $65.42 per share. The above purchase, in addition to the total shares previously repurchased under the June 2006 authority, aggregated 6,451,491 shares. In addition, on April 24, 2007, the Board authorized a new share repurchase program of $200,000,000, which replaced the prior $300,000,000 share repurchase program. Such purchases of the Company's common stock will be made at the Company's discretion and take into account such factors as price and prevailing market conditions. As of December 31, 2007, the Company had repurchased 2,132,385 shares of its common stock under the 2007 program.

The Company granted a total of 12,000 (2007), 11,000 (2006) and 10,000 (2005) restricted stock units during the three years ended December 31, 2007, to certain of its non-employee directors. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director's termination of service as a board member. The restricted stock units vest upon the earlier of the first anniversary of the date of grant or the

2007 Annual Report                                                                                                                                                                       85

next annual meeting of the stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company's common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company's common stock on the payment date, which restricted units vest immediately on the payment date for the dividend. At the date of the awards the fair market value of the Company's stock was $79.16 (2007), $58.32 (2006) and $59.69 (2005) per share during the three years ended December 31, 2007.

The Company awarded a total of 143,351 (2007), 83,411 (2006) and 45,758 (2005) shares during the three years ended December 31, 2007, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair values of the restricted stock issued during the three years ended December 31, 2007, were $56.42 (2007), $49.04 (2006) and $53.61 (2005) per share.

In 2007, the Company granted a total of 278,083 performance related restricted stock units and performance related options covering 146,270 shares to certain of its employees, including senior officers. Each performance stock unit represents a contingent right to receive one share of common stock if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured. The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest. In certain instances, cash dividends, if declared, will be held uninvested and without interest and paid in cash if and when such performance stock units vest. The weighted average grant-date market prices of the performance stock units awarded during 2007 was $56.46 per share. The estimated weighted average grant-date fair value of performance stock units awarded during 2007 was $20.41 per share. The weighted average exercise price of the performance options awarded during 2007 was $63.44 per share (the market price at date of grant). The estimated weighted average grant-date fair value of performance options awarded during 2007 was $17.23 per share.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of all of these grants of restricted stock and restricted stock units was $5,924,000 in 2007, $2,371,000 in 2006 and $1,364,000 in 2005.

Activity with respect to restricted common stock and restricted stock units is summarized as follows:

Nonvested Shares Outstanding at December 31, 2004	50,000
Granted	55,758
Vested ($35.70 to $52.40 per share)	(13,717)
Forfeited	(1,992)

Nonvested Shares Outstanding at December 31, 2005	90,049
Granted	94,411
Vested ($35.70 to $62.32 per share)	(34,082)
Forfeited	(2,343)

Nonvested Shares Outstanding at December 31, 2006	148,035
Granted	433,434
Vested ($35.70 to $62.32 per share)	(53,814)
Forfeited	(14,601)

Nonvested Shares Outstanding at December 31, 2007	513,054

In April 2004, the Board of Directors approved the 2004 Stock Incentive Plan (the "2004 Plan") subject to approval by the shareholders, which approval was received in June of that year. The 2004 Plan enables the Company to grant stock-based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors. Options covering 696,379 shares are outstanding with exercise prices ranging from $48.58 to $63.44 per share (the market prices at dates of grant). A total of 634,141 shares of the Company's stock may be issued or used as the basis for awards under the 2004 Plan as of December 31, 2007. No

86                                                                                                                   Overseas Shipholding Group, Inc.

further stock options may be granted under the Company's 1998 stock option plan and the 1999 non-employee director stock option plan.

Options covering 114,667 shares are outstanding under the 1998 stock option plan with exercise prices ranging from $13.81 to $35.70 per share (the market prices at dates of grant). Options granted under the 1998 stock option plan vest and become exercisable over a three-year period and expire ten years from the date of grant.

Options covering 68,500 shares are outstanding under the 1999 non-employee director stock option plan with exercise prices ranging from $13.31 to $44.47 per share (the market prices at dates of grant). The plan provided for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vest and become exercisable over a three-year period; annual options vest and become exercisable one year from the date of the grant. All options expire ten years from the date of grant.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2004	193,581
Granted	61,896
Forfeited	(520)
Exercised ($13.31 to $13.81 per share)	(1,500)

Options Outstanding at December 31, 2005	253,457
Granted	154,688
Forfeited	(3,844)
Exercised ($13.81 to $16.00 per share)	(4,334)

Options Outstanding at December 31, 2006	399,967
Granted	492,661
Forfeited	(8,482)
Exercised ($13.31 to $52.40 per share)	(4,600)

Options Outstanding at December 31, 2007	879,546

Options Exercisable at December 31, 2007	274,156

The weighted average remaining contractual life of the outstanding stock options at December 31, 2007 was 7.9 years. The range of exercise prices of the stock options outstanding at December 31, 2007 was $13.31 to $63.44 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2007 and 2006 were $51.03 and $41.14 per share, respectively. The aggregate intrinsic values of the options outstanding and exercisable at December 31, 2007 were $20,578,000 and $10,090,000, respectively.

The Company follows FAS 123(R) and related Interpretations in accounting for its stock options. The fair values of the options granted other than performance related options were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2007, 2006 and 2005: risk free interest rates of 4.7%, 4.6% and 4.3%, dividend yields of 1.8%, 1.5% and 1.3%, expected stock price volatility factors of .31, .36 and .36, and expected lives of 6.0 years. The weighted average grant-date fair values of options other than performance related options granted in 2007, 2006 and 2005 were $17.96, $18.04, and $20.42, respectively. The total intrinsic value of options exercised amounted to $168,000 in 2007, $150,000 in 2006 and $73,000 in 2005.

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

The performance related grants in 2007 were valued using assumptions similar to those described above for the risk free interest rates, dividend yields and stock price volatility within a Monte Carlo pricing model that takes into account the market related performance goals described in the grants.

2007 Annual Report                                                                                                                                                                       87

As of December 31, 2007, there was $19,659,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

In October 1998, the Board of Directors adopted a Stockholder Rights Plan and declared a rights distribution under the plan of one common stock purchase right on each outstanding share of common stock of the Company. The rights plan, as amended in 2007, is designed to guard against attempts to take over the Company for a price that does not reflect the Company's full value or that are conducted in a manner or on terms not approved by the Board of Directors as being in the best interests of the Company and the stockholders. The rights are preventative in nature and were not distributed in response to any known attempt to acquire control of the Company.

NOTE N—ACCUMULATED OTHER COMPREHENSIVE INCOME:

The components of accumulated other comprehensive income, net of related taxes, in the consolidated balance sheets follow:

In thousands at December 31,	2007	2006

Unrealized gains/(losses) on derivative instruments	$(12,695)	$5,252
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(5,278)	(3,748)

	$(17,973)	$1,504

At December 31, 2007, the Company expects that it will reclassify $2,892,000 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months related to the effective portions of qualifying FFA transactions that will affect earnings for 2008 and due to the payment of variable rate interest associated with floating rate debt.

The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

In thousands for the year ended December 31,	2007	2006

Reclassification adjustments for amounts included in net income, net:
Interest expense	$31	$373
Shipping revenues	958	—
Change in unrealized impact of derivative instruments	(18,936)	6,314

	$(17,947)	$6,687

The income tax expense/(benefit) allocated to each component of other comprehensive income follows:

In thousands for the year ended December 31,	2007	2006	2005

Unrealized gains on available-for-sale securities	$—	$3,761	$7,295
Unrealized losses on derivative instruments	(2,413)	(472)	2,354
Pension liabilities	(527)	16	2,066
Reclassification adjustments included in net income:
Gains on sale of securities	—	(12,505)	(6,041)
General and administrative expenses	58	—	—
Losses on derivative instruments	516	201	1,563

	$(2,366)	$(8,999)	$7,237

88                                                                                                                   Overseas Shipholding Group, Inc.

NOTE O—LEASES:

1.
Charters-in:

As of December 31, 2007, the Company had commitments to charter-in 74 vessels. Seventy-one of such charter-ins are, or will be, accounted for as operating leases, of which 34 are bareboat charters and 37 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

Dollars in thousands at December 31, 2007	Amount	Operating Days

2008	$115,715	9,078
2009	128,244	7,828
2010	136,733	6,817
2011	146,227	6,908
2012	147,705	6,954
Thereafter	488,291	21,629

Net minimum lease payments	$1,162,915	59,214

Time Charters-in:

Dollars in thousands at December 31, 2007	Amount	Operating Days

2008	$226,247	9,790
2009	243,747	9,547
2010	231,685	9,055
2011	174,098	7,094
2012	90,694	4,610
Thereafter	242,345	14,571

Net minimum lease payments	$1,208,816	54,667

The above table reflects the acquisition of the Heidmar Lightering business, which included two vessels that were time-chartered-in. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under three bareboat charters-in that are classified as capital leases are as follows:

In thousands at December 31, 2007

2008	$11,080
2009	10,808
2010	9,692
2011	8,103

Net minimum lease payments	39,683
Less amount representing interest	(6,339)

Present value of net minimum lease payments	$33,344

Certain of these charters also provide the Company with renewal and purchase options.

In February 2007, the Company sold and chartered back two of its Handysize Product Carriers, which bareboat charters are classified as operating leases. The aggregate gain on the transaction of approximately $10,773,000 was deferred and is being amortized over the seven and one-half year terms of the leases as a reduction of charter hire expenses. In the third quarter of 2007, the Company entered into agreements to purchase and then sell and charter back, on a bareboat basis, two Suezmaxes from DHT. OSG took delivery of the first of the two Suezmaxes late in

2007 Annual Report                                                                                                                                                                       89

2007 and of the other in the first quarter of 2008. The Company does not expect to recognize any gain or loss on the sale of these vessels. The charters, which are for terms of seven and ten years, are, or will be, classified as operating leases.

During 2007, the Company entered into charter-in arrangements in conjunction with other pool members covering a 50% interest in the three-year time charters of two newbuilding Aframaxes and a five-year time charter of one newbuilding VLCC, which commenced upon their delivery from shipyards in 2007. In addition, the Company has time chartered-in two newbuilding Suezmaxes for three years, commencing upon their delivery in the second half of 2008.

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

In June 2005, OSG signed agreements for the bareboat charters of ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. ("APSI"), which order was increased to 12 ships in October 2007. Following construction, APSI will sell the vessels to leasing subsidiaries of American Shipping Corporation ("ASC"), an affiliate of APSI, who will bareboat charter the vessels to subsidiaries of OSG for initial terms of five to ten years, with OSG having extension options for the life of the vessels. The bareboat charterers of the vessels will, in turn, time charter the vessels to an entity owned jointly by a subsidiary of OSG and an affiliate of ASC. The remaining nine vessels as of December 31, 2007, are scheduled to be delivered between 2008 and 2011. The bareboat charters commence upon delivery of the vessels.

In July 2005, two Panamaxes (Overseas Polys and Overseas Cleliamar) were sold and chartered back for terms of 50 months. The bareboat charters are classified as operating leases.

In October 2005, OSG signed an agreement to time charter-in four newbuild Handysize Product Carriers, each for a period of ten years. Two of such vessels delivered to the Company during 2006 and the remaining two delivered in 2007.

2.
Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at December 31, 2007	Amount	Revenue Days

2008	$333,751	12,950
2009	235,499	7,654
2010	226,188	5,732
2011	205,528	4,338
2012	143,890	2,818
Thereafter	179,895	2,967

Net minimum lease payments	$1,324,751	36,459

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

90                                                                                                                   Overseas Shipholding Group, Inc.

Charters on two vessels provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values. As of December 31, 2007, the charterer has exercised its purchase option for one of the two vessels.

3.
Office space:

The future minimum commitments under lease obligations for office space are as follows:

In thousands at December 31, 2007

2008	$5,425
2009	5,509
2010	5,454
2011	5,442
2012	4,921
Thereafter	32,983

Net minimum lease payments	$59,734

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $5,043,000 in 2007, $4,511,000 in 2006 and $4,823,000 in 2005.

NOTE P—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

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

In October 2005, the Company's Board of Directors approved the termination, effective December 31, 2005, of (i) the qualified defined benefit pension plan covering its domestic shore-based employees, and (ii) the unfunded, nonqualified supplemental defined benefit pension plan with respect to members in active service. Concurrently, the Company amended its existing 401(k) employee savings plan and adopted an unfunded, nonqualified supplemental defined contribution plan to provide for increased levels of employer contributions, or hypothetical contributions with respect to the unqualified plan, commencing in 2006. In connection with the termination of these defined benefit plans, the Company recorded charges to earnings of $4,706,000 in the fourth quarter of 2005 and $4,228,000 in the fourth quarter of 2006 at the time of the final settlement of the obligations under the above defined benefits plans in accordance with the provisions of Statement of Financial Accounting Standards No. 88, "Employers Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("FAS 88").

In connection with the acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. ("the Maritrans Plan"). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan and expects to terminate the Maritrans Plan in 2008. At December 31, 2007, the Maritrans Plan is the only domestic defined benefit pension plan sponsored by the Company. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired as, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors retirement benefits are provided through contributions to an industry-wide, multi-employer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multi-employer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents. The health care plan is contributory, and the life insurance plan is noncontributory. In general, postretirement medical coverage is provided to employees hired prior to January 1, 2005

2007 Annual Report                                                                                                                                                                       91

who retire and have met minimum age and service requirements under a formula related to total years of service. The Company no longer provides prescription drug coverage to its retirees or their eligible dependents, other than licensed deck officers or their eligible dependents, who become eligible for Medicare after 2005. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the postretirement health care and life insurance benefits at any time.

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

The incremental effects of adopting the provisions of FAS 158 on the Company's balance sheet at December 31, 2006 are presented in the following table. The adoption of FAS 158 had no effect on the Company's consolidated statements of income for the years ended December 31, 2007 and 2006, or for any prior period presented, and it will not effect the Company's operating results in future periods. The effect of recognizing the additional minimum liability is included in table below in the column labeled "Prior to Adopting FAS 158" (in thousands).

	Prior to Adopting FAS 158	Effect of Adopting FAS 158	As Reported

Other assets	$56,565	$(2,803)	$53,762
Deferred federal income taxes and other liabilities	272,069	(1,993)	270,076
Accumulated other comprehensive income/(loss)	2,314	(810)	1,504

Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic cost: unrecognized transition obligation of $1,593,000 ($1,125,000 net of tax), unrecognized prior service costs of $410,000 ($290,000 net of tax) and unrecognized actuarial losses $5,468,000 ($3,863,000 net of tax). The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic cost during the year ended December 31, 2008 is $200,000 ($139,000 net of tax), $82,000 ($45,000 net of tax), and $200,000 ($139,000 net of tax), respectively.

92                                                                                                                   Overseas Shipholding Group, Inc.

Information with respect to the domestic plans, which for the Maritrans Plan covers the period from the date of acquisition through December 31, 2007, for which the Company uses a December 31 measurement date, follow:

	Pension benefits		Other benefits
In thousands	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$41,024	$17,308	$3,068	$3,172
Benefit obligation of Maritrans Plan at acquisition	—	39,675	—	—
Cost of benefits earned (service cost)	—	—	90	89
Interest cost on benefit obligation	2,279	878	206	197
Amendments	—	—	37	—
Actuarial losses/(gains)	2,927	(19)	457	(246)
Benefits paid	(1,754)	(16,120)	(118)	(144)
Terminations, curtailments, settlements and other similar events	—	(698)	—	—

Benefit obligation at year end	44,476	41,024	3,740	3,068

Change in plan assets:
Fair value of plan assets at beginning of year	31,160	20,889	—	—
Fair value of Maritrans Plan assets at acquisition	—	31,151	—	—
Actual return on plan assets	2,027	(1,032)	—	—
Employer contributions	205	—	—	—
Benefits paid	(1,678)	(2,304)	—	—
Settlements	—	(13,740)	—	—
Transfer to savings plan	—	(3,804)	—	—

Fair value of plan assets at year end	31,714	31,160	—	—

Funded status at December 31 (unfunded)	$(12,762)	$(9,864)	$(3,740)	$(3,068)

The accumulated benefit obligation for the Company's defined benefit pension plans described above was $44,476,000 and $41,024,000 at December 31, 2007 and 2006, respectively.

Information for domestic pension plans with accumulated benefit obligations in excess of plan assets follows:

In thousands at December 31,	2007	2006

Projected benefit obligation	$44,476	$41,024
Accumulated benefit obligation	44,476	41,024
Fair value of plan assets	31,714	31,160

	Pension benefits			Other benefits
In thousands for the year ended December 31,
	2007	2006	2005	2007	2006	2005

Components of expense:
Cost of benefits earned	$—	$—	$1,631	$90	$89	$85
Interest cost on benefit obligation	2,279	878	2,114	206	197	214
Expected return on plan assets	(2,047)	(1,687)	(2,485)	—	—	—
Amortization of prior-service costs	—	—	158	(240)	(242)	(242)
Amortization of transition obligation	—	—	—	20	20	20
Recognized net actuarial loss	14	24	236	12	8	41

Net periodic benefit cost	246	(785)	1,654	88	72	118
Loss on terminations, curtailments, settlements and other similar events	—	4,228	6,901	—	—	—

Net periodic benefit cost after terminations, curtailments, settlements and other similar events	$246	$3,443	$8,555	$88	$72	$118

2007 Annual Report                                                                                                                                                                       93

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits				Other benefits
At December 31,	2007		2006		2007	2006

Discount rate	5.2	%*	5.2	%*	6.0%	6.4%
Rate of future compensation increases	—		—		—	—

*
Applicable to the qualified Maritrans Plan and 6.0% and 6.4% for 2007 and 2006, respectively, with regard to the unqualified plan.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2007*	2006*	2005	2007	2006	2005

Discount rate	5.25%	5.75%	6.2%	6.4%	6.4%	6.2%
Expected (long-term) return on plan assets	6.75%	6.75%	8.75%	—	—	—
Rate of future compensation increases	—	5.0%	3.9%	—	—	—

*
the Maritrans Plan.

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 10% for 2008, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands	1% increase	1% decrease

Effect on total of service and interest cost components in 2007	$34	$(28)
Effect on postretirement benefit obligation as of December 31, 2007	$318	$(265)

Expected benefit payments are as follows:

In thousands	Pension benefits*	Other benefits

2008	1,904	210
2009	2,072	216
2010	2,120	217
2011	2,175	215
2012	2,348	223
Years 2013—2017	13,484	1,091

	$24,103	$2,172

*
Reflects payments under the Maritrans Plan. If this plan is terminated in 2008, such payments will likely be made in 2008.

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

94                                                                                                                   Overseas Shipholding Group, Inc.

The Company's pension plan weighted-average asset allocations at December 31, 2007 and 2006 by asset category, follow:

	2007	2006

Asset category:
Equity securities	65%	62%
Debt securities	34%	29%
Cash and cash equivalents	1%	9%

	100%	100%

The Maritrans Plan utilizes a strategic asset allocation investment strategy that maintains a targeted allocation of 65% equity and 35% fixed income. The allocation is rebalanced periodically after considering anticipated benefit payments.

The Company made a contribution of $205,000 to the Maritrans Plan for the 2006 plan year. Any required contribution for the 2007 plan year is not expected to be material.

The Company also has a 401(k) employee savings plan covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plan. All contributions to the plan are at the discretion of the Company.

Certain subsidiaries make contributions to jointly managed (Company and union) multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 2007. Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2007.

NOTE Q—VESSEL SALES:

During 2007, the Company sold two U.S. Flag Handysize Product Carriers, which had been redeployed to transport grain, its one remaining U.S. Flag Dry Bulk Carrier and one International Flag Handysize Product Carrier. In addition, the Company sold and chartered back two other International Flag Handysize Product Carriers.

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

2007 Annual Report                                                                                                                                                                       95

NOTE R—OTHER INCOME:

Other income consists of:

In thousands for the year ended December 31,	2007	2006	2005

Investment income:
Interest	$35,980	$22,886	$11,221
Dividends	9	1,503	3,255
Gains on sale of securities and other investments	41,173	35,136	23,186

	77,162	59,525	37,662
Loss on repurchases of debt	—	(1,511)	—
Loss on derivative transactions	(2,746)	(2,157)	(1,336)
Miscellaneous—net	1,018	(3,750)	(1,864)

	$75,434	$52,107	$34,462

Proceeds from sales of available-for-sale securities were $543,675,000 (2006) and $438,802,000 (2005). Gross realized gains on such sales that were included in income before federal income taxes in each of the respective periods were $42,497,000 (2006) and $15,814,000 (2005). Gross realized losses on such sales were $6,769,000 (2006) and $1,569,000 (2005).

NOTE S—AGREEMENTS WITH EXECUTIVE OFFICERS:

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

NOTE T—LEGAL MATTERS:

On February 23, 2008, the U.S. Department of Justice notified the Company that it agreed to close the investigation of allegations of possible violations of law concerning the Company's handling of waste oils and maintenance of

96                                                                                                                   Overseas Shipholding Group, Inc.

books and records on one of the Company's International Flag vessels which the Company, acting in compliance with terms of its existing policies, self-reported to the U.S. Department of Justice on March 2, 2007.

On December 19, 2006, the Company and the U.S. Department of Justice reached a comprehensive settlement regarding violations concerning the Company's handling of waste oils and maintenance of books and records relating thereto stemming from an investigation that began in 2003. Under the settlement, the Company agreed to plead guilty to a total of 33 counts, one of which concerned the improper discharge of oil in 2002 and the remainder of which concerned record-keeping violations, including making false statements, obstruction and conspiracy related to such record-keeping violations. The settlement also provided that the Company pay a fine in the amount of $27.8 million and pay $9.2 million to designated environmental community service programs, all of which was paid in 2007, and agree to an environmental compliance program, which commenced during the third quarter of 2007 and is substantially the same as the Company's existing environmental management programs.

The Company incurred costs of approximately $3,023,000 in 2007, $10,145,000 in 2006 and $5,021,000 in 2005 in connection with these investigations. Such costs have been included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE U—SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

In 2005, the Company acquired its partner's interest in one joint venture in exchange for cash of $69,047,000, as follows:

Fair value of assets received	$168,029,000
Cost of investment in joint venture	(98,982,000)

Cash paid	$69,047,000

NOTE V—2007 AND 2006 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Results of Operations for Quarter Ended (in thousands, except per share amounts)	March 31,	June 30,	Sept. 30,	Dec. 31,

2007
Shipping revenues	$275,284	$299,997	$277,181	$276,843
Gain on disposal of vessels—net	(3)	5,623	1,620	(106)
Income from vessel operations	77,430	67,264	33,881	28,997
Net income	84,652	78,992	26,629	21,037

Basic net income per share	$2.17	$2.30	$0.83	$0.68
Diluted net income per share	$2.16	$2.28	$0.83	$0.67

2006
Shipping revenues	$291,026	$230,753	$265,864	$259,760
Gain on disposal of vessels—net	(121)	(3,498)	14,270	28,356
Income from vessel operations	129,537	61,944	88,949	98,114
Net income	128,364	60,231	90,830	113,235

Basic net income per share	$3.25	$1.52	$2.30	$2.87
Diluted net income per share	$3.24	$1.52	$2.29	$2.86

2007 Annual Report                                                                                                                                                                       97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note P to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Overseas Shipholding Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008, expressed an unqualified opinion thereon.

New York, New York
February 25, 2008

98                                                                                                                   Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROLS

To the Stockholders
Overseas Shipholding Group, Inc.

We have audited Overseas Shipholding Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Overseas Shipholding Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OSG Lightering, LLC which is included in the 2007 consolidated financial statements of Overseas Shipholding Group, Inc. and constituted less than $49 million and $1 million of total and net assets, respectively, as of December 31, 2007 and less than $64 million and $1 million of revenues and income before federal income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of Overseas Shipholding Group, Inc. also did not include an evaluation of the internal control over financial reporting of OSG Lightering, LLC.

In our opinion, Overseas Shipholding Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

2007 Annual Report                                                                                                                                                                       99

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2007 of Overseas Shipholding Group, Inc. and our report dated February 25, 2008 an unqualified opinion thereon.

New York, New York
February 25, 2008

100                                                                                                                   Overseas Shipholding Group, Inc.

MANAGEMENT'S REPORT ON INTERNAL CONTROLS
OVER FINANCIAL REPORTING

To the Stockholders
Overseas Shipholding Group, Inc.

In accordance with Rule 13a-15(f) of the Securities Exchange Act of 1934, the management of Overseas Shipholding Group, Inc. and its subsidiaries (the "Company") is responsible for the establishment and maintenance of adequate internal controls over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Management has performed an assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2007 based on the provisions of Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal controls over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control—Integrated Framework issued by COSO.

This assessment excluded the Company's acquisition in April 2007 of the Heidmar Lightering business as described in Note D to the notes to the consolidated financial statements. The Heidmar Lightering business is controlled and managed by the Company whose total assets and shipping revenues represent less than 1.2% and 5.6%, respectively, of the corresponding consolidated financial statement amounts of the Company as of and for the year ended December 31, 2007.

Ernst & Young LLP, the Company's independent registered public accounting firm, who audited the financial statements included in the Annual Report, has audited and reported on management's assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2007 as stated in their report which appears elsewhere in this Annual Report.

Date: February 25, 2008

OVERSEAS SHIPHOLDING GROUP, INC.
By:	/s/ MORTEN ARNTZEN Morten Arntzen President, Chief Executive Officer
By:	/s/ MYLES R. ITKIN Myles R. Itkin Executive Vice President, Chief Financial Officer and Treasurer

2007 Annual Report                                                                                                                                                                       101

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There have been no material changes in the Company's internal controls or in other factors that could materially affect these controls during the period covered by this Annual Report.

(b)
Management's report on internal controls over financial reporting.

Management's report on internal controls over financial reporting, which appears elsewhere in this Annual Report, is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

102                                                                                                                   Overseas Shipholding Group, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2007 with respect to the Company's equity (stock) compensation plans, all of which have been approved by the Company's shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	879,546	$51.03	714,948*

*
Consists of 634,141 shares eligible to be granted under the Company's 2004 stock incentive plan and 80,807 shares eligible to be purchased pursuant to the Company's 2000 Employee Stock Purchase Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2008 Annual Meeting of Stockholders.

2007 Annual Report                                                                                                                                                                       103

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2007 and 2006.
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2007, 2006 and 2005.
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
4(a)
Rights Agreement dated as of October 20, 1998 between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, with the form of Right Certificate attached as Exhibit A thereto and the Summary of Rights to Purchase Shares attached as Exhibit B thereto (filed as Exhibit 4.1 to the registrant's Registration Statement on Form 8-A filed November 9, 1998 and incorporated herein by reference), as amended by an Amendment dated as of June 25, 2007 (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated June 27, 2007 and incorporated herein by reference).
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

104                                                                                                                   Overseas Shipholding Group, Inc.

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

2007 Annual Report                                                                                                                                                                       105

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
*10(iii)(e)
Agreement dated January 19, 2004 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant's Annual Report on Form 10-K for 2003 and incorporated herein by reference), as amended by a letter agreement dated February 15, 2007 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference) and by a letter agreement dated February 15, 2007 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
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
*10(iii)(o)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

106                                                                                                                   Overseas Shipholding Group, Inc.

*10(iii)(p)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(q)	Form of Performance Award (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(r)
Restricted Stock Award dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
*10(iii)(s)
Nonqualified Stock Option Agreement dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
*10(iii)(t)
Restricted Stock Unit Award dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
*10(iii)(u)
Nonqualified Stock Option Agreement dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
*10(iii)(v)	Form of Restricted Stock Unit (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated June 5, 2007 and incorporated herein by reference).
*10(iii)(w)	Agreement dated June 29, 2005 with an executive officer (filed as Exhibit 10 to the registrant's Current Report on Form 8-K dated July 6, 2005 and incorporated herein by reference).
*10(iii)(x)**	Notice of Eligibility effective as of January 30, 2006 in favor of an executive officer.
*10(iii)(y)**	Agreement dated as of January 1, 2006 with an executive officer.
*10(iii)(z)**	Agreement dated September 26, 2006 with an executive officer.
*10(iii)(aa)**	Agreement dated as of September 24, 2006 with an executive officer.
*10(iii)(bb)**	Agreement dated as of September 24, 2006 with an executive officer.
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Registered Public Accounting Firm of the registrant.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)
The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

2007 Annual Report                                                                                                                                                                       107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2008

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

Name	Date

/s/ MORTEN ARNTZEN Morten Arntzen, Principal Executive Officer and Director	February 27, 2008
/s/ MYLES R. ITKIN Myles R. Itkin, Principal Financial Officer and Principal Accounting Officer	February 27, 2008
/s/ G. ALLEN ANDREAS, III G. Allen Andreas, III, Director	February 27, 2008
/s/ ALAN R. BATKIN Alan R. Batkin, Director	February 27, 2008
/s/ THOMAS B. COLEMAN Thomas B. Coleman, Director	February 27, 2008
/s/ CHARLES A. FRIBOURG Charles A. Fribourg, Director	February 27, 2008

108                                                                                                                   Overseas Shipholding Group, Inc.

Name	Date

/s/ STANLEY KOMAROFF Stanley Komaroff, Director	February 27, 2008
/s/ SOLOMON N. MERKIN Solomon N. Merkin, Director	February 27, 2008
/s/ JOEL I. PICKET Joel I. Picket, Director	February 27, 2008
/s/ ARIEL RECANATI Ariel Recanati, Director	February 27, 2008
/s/ OUDI RECANATI Oudi Recanati, Director	February 27, 2008
/s/ THOMAS F. ROBARDS Thomas F. Robards, Director	February 27, 2008
/s/ JEAN-PAUL VETTIER Jean-Paul Vettier, Director	February 27, 2008
/s/ MICHAEL J. ZIMMERMAN Michael J. Zimmerman, Director	February 27, 2008

2007 Annual Report                                                                                                                                                                       109

EXHIBIT INDEX

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2007 and 2006.
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2007, 2006 and 2005.
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
4(a)
Rights Agreement dated as of October 20, 1998 between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, with the form of Right Certificate attached as Exhibit A thereto and the Summary of Rights to Purchase Shares attached as Exhibit B thereto (filed as Exhibit 4.1 to the registrant's Registration Statement on Form 8-A filed November 9, 1998 and incorporated herein by reference), as amended by an Amendment dated as of June 25, 2007 (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated June 27, 2007 and incorporated herein by reference).
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

110                                                                                                                   Overseas Shipholding Group, Inc.

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

2007 Annual Report                                                                                                                                                                       111

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
*10(iii)(e)
Agreement dated January 19, 2004 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant's Annual Report on Form 10-K for 2003 and incorporated herein by reference), as amended by a letter agreement dated February 15, 2007 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference) and by a letter agreement dated February 15, 2007 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
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
*10(iii)(o)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(p)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(q)	Form of Performance Award (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

112                                                                                                                   Overseas Shipholding Group, Inc.

*10(iii)(r)
Restricted Stock Award dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
*10(iii)(s)
Nonqualified Stock Option Agreement dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
*10(iii)(t)
Restricted Stock Unit Award dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
*10(iii)(u)
Nonqualified Stock Option Agreement dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
*10(iii)(v)	Form of Restricted Stock Unit (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated June 5, 2007 and incorporated herein by reference).
*10(iii)(w)	Agreement dated June 29, 2005 with an executive officer (filed as Exhibit 10 to the registrant's Current Report on Form 8-K dated July 6, 2005 and incorporated herein by reference).
*10(iii)(x)**	Notice of Eligibility effective as of January 30, 2006 in favor of an executive officer.
*10(iii)(y)**	Agreement dated as of January 1, 2006 with an executive officer.
*10(iii)(z)**	Agreement dated September 26, 2006 with an executive officer.
*10(iii)(aa)**	Agreement dated as of September 24, 2006 with an executive officer.
*10(iii)(bb)**	Agreement dated as of September 24, 2006 with an executive officer.
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Registered Public Accounting Firm of the registrant.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)
The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

2007 Annual Report                                                                                                                                                                       113

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCKHOLDER RETURN PERFORMANCE PRESENTATION
STOCK PERFORMANCE GRAPH COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX (OLD), PEER GROUP INDEX (NEW)
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS
MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES