Form 10-Q
period 2008-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2008-05-01
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer “an accelerated filer”, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares outstanding as of April 29, 2008 – 30,793,238

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$578,646	$502,420
Voyage receivables, including unbilled of $151,280 and $135,210	190,731	180,406
Other receivables, including federal income taxes recoverable	74,635	84,627
Inventories, prepaid expenses and other current assets	57,506	37,300
Total Current Assets	901,518	804,753
Capital Construction Fund	137,556	151,174
Vessels and other property, less accumulated depreciation of $529,542 and $492,357	2,656,440	2,691,005
Vessels under capital leases, less accumulated amortization of $87,449 and $85,580	22,554	24,399
Vessels held for sale	33,779	—
Deferred drydock expenditures, net	85,830	81,619
Total Vessels, Deferred Drydock and Other Property	2,798,603	2,797,023

Investments in Affiliated Companies	110,736	131,905
Intangible Assets, less accumulated amortization of $9,637 and $7,748	112,195	114,077
Goodwill	72,463	72,463
Other Assets	79,334	87,522
Total Assets	$4,212,405	$4,158,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$151,741	$178,837
Current installments of long-term debt	26,100	26,058
Current obligations under capital leases	8,599	8,406
Total Current Liabilities	186,440	213,301
Long-term Debt	1,529,049	1,506,396
Obligations under Capital Leases	22,572	24,938
Deferred Gain on Sale and Leaseback of Vessels	181,904	182,076
Deferred Federal Income Taxes ($227,656 and $230,924) and Other Liabilities	287,413	281,711
Minority Interest	131,928	132,470
Stockholders’ Equity	1,873,099	1,818,025
Total Liabilities and Stockholders’ Equity	$4,212,405	$4,158,917

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Shipping Revenues:
Pool revenues including $30,178 and $16,925 received from companies accounted for by the equity method	$225,000	$137,803
Time and bareboat charter revenues	92,487	84,934
Voyage charter revenues	93,189	52,547
	410,676	275,284
Operating Expenses:
Voyage expenses	34,842	16,100
Vessel expenses	72,869	60,814
Charter hire expenses, including $20,877 in 2007 paid to a company accounted for by the equity method	90,671	49,416
Depreciation and amortization	47,591	42,483
General and administrative	37,285	29,038
(Gain)/loss on disposal of vessels	(5)	3
Total Operating Expenses	283,253	197,854
Income from Vessel Operations	127,423	77,430
Equity in Income of Affiliated Companies	1,329	3,384
Operating Income	128,752	80,814
Other Income	2,969	22,758
	131,721	103,572
Interest Expense	(18,363)	(13,168)
Income before Minority Interest and Federal Income taxes	113,358	90,404
Minority Interest	(923)	—
Income before Federal Income Taxes	112,435	90,404
Provision for Federal Income Taxes	—	(5,752)
Net Income	$112,435	$84,652
Weighted Average Number of Common Shares Outstanding:
Basic	31,107,499	39,062,855
Diluted	31,250,086	39,167,371
Per Share Amounts:
Basic net income	$3.61	$2.17
Diluted net income	$3.60	$2.16
Cash dividends declared	$0.3125	$0.25

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$112,435	$84,652
Items included in net income not affecting cash flows:
Depreciation and amortization	47,591	42,483
Amortization of deferred gain on sale and leasebacks	(12,236)	(11,689)
Deferred compensation relating to restricted stock and
stock option grants	3,035	2,033
Provision/(credit) for deferred federal income taxes	(283)	2,834
Undistributed earnings of affiliated companies	4,427	7,277
Other – net	(530)	386
Items included in net income related to investing and financing activities:
Gain on sale of securities – net	—	(15,015)
(Gain)/loss on disposal of vessels	(5)	3
Payments for drydocking	(16,058)	(7,838)
Distributions from subsidiaries to minority owners	(1,407)	—
Changes in operating assets and liabilities	(39,751)	(26,862)
Net cash provided by operating activities	97,218	78,264
Cash Flows from Investing Activities:
Purchases of marketable securities	(8,690)	—
Expenditures for vessels	(144,442)	(57,673)
Withdrawals from Capital Construction Fund	15,050	98,500
Proceeds from disposal of vessels	135,110	79,664
Expenditures for other property	(3,390)	(2,392)
Investments in and advances to affiliated companies	(1,183)	(25,869)
Proceeds from disposal of investments in affiliated companies	—	69,276
Other – net	(14)	749
Net cash provided by/(used in) investing activities	(7,559)	162,255
Cash Flows from Financing Activities:
Purchases of treasury stock	(24,238)	(62,511)
Issuance of debt, net of issuance costs	30,000	—
Payments on debt and obligations under capital leases	(9,480)	(183,113)
Cash dividends paid	(9,757)	(9,853)
Issuance of common stock upon exercise of stock options	281	180
Other – net	(239)	2
Net cash used in financing activities	(13,433)	(255,295)
Net increase/(decrease) in cash and cash equivalents	76,226	(14,776)
Cash and cash equivalents at beginning of year	502,420	606,758
Cash and cash equivalents at end of period	$578,646	$591,982

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income/(Loss)**	Total
Balance at January 1, 2008	$40,791	$208,817	$2,170,098	9,697,620	$(583,708)	$(17,973)	$1,818,025
Net Income			112,435				112,435
Net Unrealized Holding Gain on Available-for-Sale Securities						574	574
Effect of Derivative Instruments						(26,939)	(26,939)
Effect of Pension and Other Postretirement Benefit Plans						(134)	(134)
Comprehensive Income							85,936
Cash Dividends Declared			(9,757)				(9,757)
Deferred Compensation Related to Options Granted		1,215					1,215
Issuance of Restricted Stock Awards		(1,277)		(116,651)	1,277		—
Amortization of Restricted Stock Awards		1,820					1,820
Options Exercised and Employee Stock Purchase Plan		222		(4,612)	59		281
Purchases of Treasury Stock				420,989	(24,238)		(24,238)
Increase in Loss on Public Offering of OSG America L.P. Units		(183)					(183)
Balance at March 31, 2008	$40,791	$210,614	$2,272,776	9,997,346	$(606,610)	$(44,472)	$1,873,099

Balance at January 1, 2007	$40,791	$202,712	$1,996,826	1,565,559	$(34,522)	$1,504	$2,207,311
Net Income			84,652				84,652
Effect of Derivative Instruments						1,985	1,985
Effect of Pension and Other Postretirement Benefit Plans						(191)	(191)
Comprehensive Income							86,446
Cash Dividends Declared			(9,853)				(9,853)
Deferred Compensation Related to Options Granted		756					756
Issuance of Restricted Stock Awards		(1,662)		(139,708)	1,662		—
Amortization of Restricted Stock Awards		1,277					1,277
Options Exercised and Employee Stock Purchase Plan		137		(3,404)	43		180
Purchases of Treasury Stock				1,052,373	(62,511)		(62,511)
Balance at March 31, 2007	$40,791	$203,220	$2,071,625	2,474,820	$(95,328)	$3,298	$2,223,606

* Par value $1 per share; 120,000,000 shares authorized; 40,790,759 shares issued.
** Amounts are net of tax.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Vessels, deferred drydocking expenditures and other property — Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years.  Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate.  Effective January 1, 2008, the Company effected a change in estimate related to the estimated scrap rate for substantially all of its vessels from $150 per lightweight ton to $300 per lightweight ton.  The resulting increase in salvage value will be applied prospectively and will reduce depreciation by approximately $10,900,000 for the year ended December 31, 2008 and by approximately $2,700,000 for each quarter in 2008.

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

FAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements was effective for OSG for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note A — Basis of Presentation (continued):

effective for fiscal years ending after December 15, 2008. Earlier application of the measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The adoption of the measurement date provisions of FAS 158 will not have a material effect on the Company’s financial position.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133” (“FAS 161”).  FAS 161 requires qualitative disclosures about an entity’s objectives and strategies for using derivatives and quantitative disclosures about how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application allowed.  FAS 161 allows but does not require, comparative disclosures for earlier periods at initial adoption.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note B —Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
Dollars in thousands	2008	2007
Net income	$112,435	$84,652
Common shares outstanding, basic:
Weighted average shares outstanding, basic	31,107,499	39,062,855
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	31,107,499	39,062,855
Dilutive equity awards	142,587	104,516
Weighted average shares outstanding, diluted	31,250,086	39,167,371

The anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share were not material.

Note C — Acquisitions:

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

Note D— Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income from vessel operations before general and administrative expenses and gain or loss on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D— Business and Segment Reporting (continued):

Information about the Company’s reportable segments as of and for the three months ended March 31, 2008 and 2007 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended March 31, 2008:
Shipping revenues	$264,373	$74,921	$8,087	$63,295	$410,676
Time charter equivalent revenues	248,860	66,406	7,780	52,788	375,834
Depreciation and amortization	18,534	13,797	1,594	13,666	47,591
Gain on disposal of vessels	5	—	—	—	5
Income from vessel operations	136,505	15,375	2,381	10,442	164,703
Equity in income of affiliated companies	(882)	—	1,618	593	1,329
Investments in affiliated companies at March 31, 2008	26,821	900	82,384	631	110,736
Total assets at March 31, 2008	1,646,467	787,494	104,271	864,827	3,403,059
Expenditures for vessels	96,830	15,014	—	32,598	144,442
Payments for drydocking	3,625	7,245	—	5,188	16,058

Three months ended March 31, 2007:
Shipping revenues	148,239	64,178	5,149	57,718	275,284
Time charter equivalent revenues	146,802	57,898	4,882	49,602	259,184
Depreciation and amortization	17,067	11,359	1,334	12,723	42,483
Loss on disposal of vessels	5	—	(8)	—	(3)
Income from vessel operations	76,241	16,583	157	13,490	106,471
Equity in income of affiliated companies	2,355	—	170	859	3,384
Investments in affiliated companies at March 31, 2007	126,957	600	111,929	897	240,383
Total assets at March 31, 2007	1,624,145	644,087	112,764	729,135	3,110,131
Expenditures for vessels	14,095	10,094	64	33,420	57,673
Payments for drydocking	3,069	4,755	—	14	7,838

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended March 31,
In thousands	2008	2007
Time charter equivalent revenues	$375,834	$259,184
Add: Voyage expenses	34,842	16,100
Shipping revenues	$410,676	$275,284

Consistent with general practice in the shipping industry, the Company uses time charter equivalent revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. Time charter equivalent revenues, a non-GAAP measure, provides additional meaningful information in conjunction with

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D— Business and Segment Reporting (continued):

shipping revenues, the most directly comparable GAAP measure, because it assists Company management in making decisions regarding the deployment and use of its vessels and in evaluating their financial performance.

Reconciliations of income from vessel operations of the segments to income before federal income taxes as reported in the consolidated income statements follow:

	Three Months Ended March 31,
In thousands	2008	2007
Total income from vessel operations of all segments	$164,703	$106,471
General and administrative expenses	(37,285)	(29,038)
Gain/(loss) on disposal of vessels	5	(3)
Consolidated income from vessel operations	127,423	77,430
Equity in income of affiliated companies	1,329	3,384
Other income	2,969	22,758
Interest expense	(18,363)	(13,168)
Minority interest	(923)	—
Income before federal income taxes	$112,435	$90,404

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands	March 31, 2008	March 31, 2007
Total assets of all segments	$3,403,059	$3,110,131
Corporate cash and securities, including Capital Construction Fund	716,202	813,167
Other unallocated amounts	93,144	115,149
Consolidated total assets	$4,212,405	$4,038,447

Note E —Equity Method Investments:

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method. As of March 31, 2008, the Company had approximately a 50% interest in two joint ventures. One joint venture has four LNG Carriers and the other joint venture has two VLCCs under construction.

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, OSG announced that Maersk Oil Qatar AS has awarded two charters to a joint venture between OSG and Euronav NV for eight year terms.  The Company has a 50% interest in this joint venture. The charters provide for two V-Pluses, the TI Africa (currently wholly owned by OSG) and the TI Asia (currently wholly owned by Euronav), to be contributed to the joint venture and then converted to FSOs at an approximate cost of $150 million each, excluding lost revenue during the conversion period. The FSOs are expected to commence service in the second half of 2009.   The joint venture expects to finance the conversion costs with bank borrowings.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E —Equity Method Investments (continued):

Double Hull Tankers, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering.  In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. During 2007, the Company sold the remaining 13,351,500 shares of DHT and received net cash proceeds of $194,706,000 ($69,276,000 in the first quarter of 2007).  Such sales reduced the Company’s interest in DHT to 0.0% as of June 30, 2007 (29.2% as of March 31, 2007) from 44.5% as of December 31, 2006.  OSG has time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel.  The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements.

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

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $877,659,000 pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of March 31, 2008, the joint venture has recorded a liability of $53,956,000 for the fair value of these swaps.  The Company’s share of such amount is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E —Equity Method Investments (continued):

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended March 31,
In thousands	2008	2007
Time charter equivalent revenues	$54,109	$52,436
Ship operating expenses	(40,922)	(39,255)
Income from vessel operations	13,187	13,181
Other income	741	451
Interest expense *	(8,935)	(3,233)
Net income	$4,993	$10,399

*  Interest is net of amounts capitalized in connection with vessel construction of $3,033 (2008) and $4,587 (2007).

Note F—Derivatives and Fair Value Disclosures:

Forward Freight Agreements and Bunker Swaps

The Company enters into tanker Forward Freight Agreements (“FFAs”), FFA options and bunker swaps with an objective to utilize them as both: (i) economic hedging instruments that reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business; or (ii) for trading purposes to take advantage of short term fluctuations in the market.

Certain FFAs and bunker swap trades qualified as cash flow hedges for accounting purposes at March 31, 2008 with the change in fair value of the effective portions being recorded in accumulated other comprehensive income/(loss) as a loss amounting to $7,804,000.  All qualifying hedges together with FFAs that do not qualify for hedge accounting are shown at fair value in the balance sheet.

As of March 31, 2008, the Company recorded a net liability of $19,614,000 related to the fair values of all of these agreements representing positions that extend to December 2010.  For the three months ended March 31, 2008 and 2007, OSG recognized net losses of $4,809,000 and $2,602,000, respectively, from transactions involving FFAs, FFA options and bunker swaps.

The following table presents the amounts, which are net of taxes, that the Company expects to reclassify from accumulated other comprehensive income/(loss) as of March 31, 2008 related to the effective portions of FFAs and bunker swap trades that will affect earnings for the balance of 2008, 2009 and 2010:

In thousands as of March 31, 2008	Income/(Loss)
2008	$545
2009	(7,673)
2010	(676)
$(7,804)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F—Derivatives and Fair Value Disclosures (continued):

Interest Rate Swaps

As of March 31, 2008, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $376,700,000 pursuant to which it pays fixed rates ranging from 2.9% to 5.4% and receives floating rates based on LIBOR (approximately 2.7% as of March 31, 2008). These agreements contain no leverage features and have maturity dates ranging from December 2008 to August 2014.  As of March 31, 2008, the Company has recorded a liability of $4,905,000 related to the fair values of these swaps.

The following table presents the fair values, which are pre tax, for assets and liabilities measured on a recurring basis as of March 31, 2008 (in thousands):

Description	Fair Value	Level 1: Quoted prices in active markets for identical liabilities		Level 2: Significant other observable inputs
Liabilities:
Derivatives	$24,519	$13,154	(1)	$11,365	(2)
Assets:
Available-for-sale marketable securities	$9,573	$9,573

(1)   Forward Freight Agreements and bunker swaps

(2)   Standard interest rate swaps ($4,905) and FFA options ($6,460)

Note G— Debt:

In November 2007, OSG America L.P., a subsidiary of OSG, entered into a $200 million five-year senior secured revolving credit agreement, which is nonrecourse to the Company.  Borrowings under this facility bear interest at a rate based on LIBOR.  The facility may be extended by 24 months subject to approval by lenders.

During the first quarter of 2008, the Company repurchased principal amounts of $2,500,000 of its 8.75% debentures that were due in December 2013 and recognized a loss of approximately $100,000.  In addition, in April 2008, the Company announced it would redeem, at a premium, its outstanding 8.25% Senior Notes due March 2013 with a principal amount of $176,115,000.  The Company expects to complete the purchase on May 15, 2008 at which time it will recognize a loss of $7,265,000, equal to the premium paid, in other income, and will write off, as additional interest expense, the balance of the unamortized deferred debt expense in the approximate amount of $2,150,000.

As of March 31, 2008, the Company had unused long-term unsecured credit availability of  approximately $1,195,000,000 which reflects $48,333,000 of letters of credit issued principally in connection with the construction of four Aframaxes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G— Debt (continued):

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of March 31, 2008, approximately 29.0% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $26,989,000 and $16,325,000 for the three month periods ended March 31, 2008 and 2007, respectively.

Note H— Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004.  Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.  The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations.  Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2008 and 2007. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures was required as of March 31, 2008, because the Company intends to indefinitely reinvest such earnings ($80,000,000 at March 31, 2008).  The unrecognized deferred U.S. income taxes attributable thereto approximated $27,900,000.

As of March 31 2008, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,134,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $746,000,000.

The components of the provision/(credit) for federal income taxes follow:

	Three Months Ended March 31,
In thousands	2008	2007
Current	$283	$2,918
Deferred	(283)	2,834
	$—	$5,752

At December 31, 2007, the Company had a reserve of approximately $5,400,000 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than more likely than not. There was no material change in the reserve during the three months ended March 31, 2008.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note I — Capital Stock and Stock Compensation:

In April 2007, the Company’s Board of Directors authorized a new share repurchase program of $200,000,000. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of  March 31, 2008, the Company had repurchased 2,532,385 shares of its common stock under the 2007 program.

In the first three months of 2008 and 2007, the Company awarded a total of 117,541 and 143,351 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the three months ended March 31, 2008 and 2007 was $64.92 and $56.42 per share, respectively.  In addition, in the first three months of 2008 and 2007, options covering 254,991 and 346,391 shares were granted, respectively, at the market prices at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date.  The weighted average exercise prices of options granted during the three months ended March 31, 2008 and 2007 were $64.92 and $58.78 per share, respectively (the market prices at dates of grant).  The weighted average grant date fair values of options granted during the three months ended March 31, 2008 and 2007 were $18.32 and $17.96 per share, respectively.

In the first three months of 2007, the Company granted a total of 278,083 performance related restricted stock units and performance related options covering 146,270 shares to certain of its employees, including senior officers.  Each performance stock unit represents a contingent right to receive one share of common stock if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured.  The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest.  In certain instances, cash dividends, if declared, will be held uninvested and without interest and paid in cash if and when such performance stock units vest.  The weighted average grant-date market prices of the performance stock units awarded during the first three months of 2007 was $56.46 per share.  The estimated weighted average grant-date fair value of performance stock units awarded during the first three months of 2007 was $20.41 per share. The weighted average exercise price of the performance options awarded during the first three months of 2007 was $63.44 per share (the market price at date of grant).  The estimated weighted average grant-date fair value of performance options awarded during the first three months of 2007 was $17.23 per share.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note J — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands as of	March 31, 2008	December 31, 2007
Unrealized gains on available-for-sale securities	$574	$—
Unrealized losses on derivative instruments	(39,634)	(12,695)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(5,412)	(5,278)
	$(44,472)	$(17,973)

Included in accumulated other comprehensive income/(loss) at March 31, 2008 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $1,640,000 ($1,144,000 net of tax), unrecognized prior service costs of $456,000 ($375,000 net of tax) and unrecognized actuarial losses of $5,677,000 ($3,893,000 net of tax).  The transition obligation, prior service credit and actuarial loss previously included in accumulated other comprehensive income/(loss) recognized in net periodic cost during the three months ended March 31, 2008 were $50,000, $21,000 and $123,000, respectively.

Note K — Leases:

1.                   Charters-in:

As of March 31, 2008, the Company had commitments to charter-in 76 vessels. Seventy-three of such charter-ins are, or will be, accounted for as operating leases, of which 36 are bareboat charters and 37 are time charters.  The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

Dollars in thousands at March 31, 2008	Amount	Operating Days
2008	$94,714	7,218
2009	134,084	8,193
2010	142,573	7,182
2011	152,067	7,273
2012	153,561	7,320
Thereafter	561,523	24,744
Net minimum lease payments	$1,238,522	61,930

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Leases (continued):

Time Charters-in:

Dollars in thousands at March 31, 2008	Amount	Operating Days
2008	$174,057	7,474
2009	243,974	9,556
2010	231,685	9,055
2011	174,098	7,094
2012	90,694	4,610
Thereafter	242,187	14,561
Net minimum lease payments	$1,156,695	52,350

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under three bareboat charters-in that are classified as capital leases are as follows:

Dollars in thousands at March 31, 2008
2008	$8,110
2009	10,808
2010	9,692
2011	8,103
Net minimum lease payments	36,713
Less amount representing interest	(5,542)
Present value of net minimum lease payments	$31,171

During the three months ended March 31, 2008, the Company sold and chartered back one International Flag Product Carrier, which bareboat charter is classified as an operating lease.  The aggregate gain on the transaction of approximately $12,100,000 was deferred and is being amortized over the seven and one-half year term of the lease as a reduction of charter hire expenses.  The lease provides the Company with certain purchase options.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Leases (continued):

2.         Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at March 31, 2008	Amount	Revenue Days
2008	$270,106	10,364
2009	248,399	8,258
2010	228,385	5,832
2011	205,482	4,336
2012	143,891	2,818
Thereafter	179,895	2,967
Net minimum lease payments	$1,276,158	34,575

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

Charters on two vessels provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values.  As of March 31, 2008, the charterer has exercised its purchase option for one of the two vessels.

Note L — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension, and postretirement health care and life insurance plans was not material during the three months ended March 31, 2008 and 2007.

There has been no material contribution to the Company’s domestic defined benefit plans for the 2007 plan year, and the Company believes that there will be no material contribution for the 2008 plan year.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note M — Other Income:

Other income consists of:

	Three Months Ended March 31,
In thousands	2008	2007
Investment income:
Interest and dividends	$6,297	$6,920
Gain/(loss) on sale of securities and other investments	(7)	15,015
	6,290	21,935
Loss on repurchases of debt	(100)	—
Loss on derivative transactions	(3,255)	(200)
Miscellaneous — net	34	1,023
	$2,969	$22,758

Note N — Commitments:

As of March 31, 2008, the Company had remaining commitments for vessels to be wholly owned by the Company of $1,007,047,000 on non-cancelable contracts for the construction or rebuilding of 19 vessels (four Aframaxes, six Panamax Product Carriers, two Handysize Product Carriers and seven ATBs, including a contract for the double hulling of one existing ATB) and the purchase of another two newbuilding Panamax Product Carriers upon their delivery from the shipyard, which are scheduled for delivery between 2008 and 2011.

The Company has entered into agreements to sell two of the above Aframax and two of the Panamax Product Carrier newbuildings upon each vessel’s delivery from the shipyard, at prices that should approximate each vessel’s delivered cost.  These four newbuildings will then be chartered back for periods of 10 and 12 years.  Three of such agreements provide the Company with certain purchase options.

Note O — Vessel Sales:

During the three months ended March 31, 2008, OSG entered into agreements to sell two vessels, one International Flag Handysize Product Carrier and its remaining single hull U.S. Flag barge (M 215) for delivery during the second quarter of 2008.  Such vessels were classified as held for sale in the consolidated balance sheet as of March 31, 2008.  In addition, in April 2008, the Company entered into an agreement to sell one of its 1994-built International Flag Aframaxes, also for delivery to the buyer during the second quarter of 2008.  A gain of approximately $24,000,000 will be recognized in the second quarter attributable to the sale of these three vessels.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note P— Subsequent Events:

Effective April 1, 2008, OSG entered into a term charter agreement with a subsidiary, OSG America L.P. for the charter-out of the OSG Liberty/OSG 300 and the OSG Constitution/OSG400, two ATBs currently working in the U.S. Flag lightering business, at fixed daily rates.  The agreement assigns the charter contracts on these two ATBs to OSG America L.P.  The terms of each of the charters are coterminus with the completion of each unit’s lightering service, which is expected to occur through 2009. In addition, also effective April 1, 2008, the Company entered into term charter agreements with OSG America L.P. to charter-in five vessels, three of which are currently employed by OSG America L.P. in the spot market (two ATBs, the OSG 242/Columbia and the OSG 243/Independence, and one Product Carrier, the Overseas New Orleans) and two Product Carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009. All five of these charter-in agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s current time charter and ending on or about December 31, 2009. Management believes that the fixed daily rates in the above charter-in agreements are at rates that approximate market rates.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of March 31, 2008 consisted of 116 vessels aggregating 12.4 million dwt and 864,800 cbm, including three vessels that have been chartered-in under capital leases and 53 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 116 vessels, charters-in for 20 vessels are scheduled to commence upon delivery of the vessels between 2008 and 2011 and 21 newbuilds (including one U.S. Flag ATB that is being converted to a double hull configuration) are scheduled for delivery between 2008 and 2011, bringing the total operating and newbuild fleet to 157 vessels.

Operations:

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenue are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy and level of OPEC’s exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapings or conversions.   The Company’s revenues are also affected by the mix of charters between spot (Voyage Charter) and long-term (Time Charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Overview

Average spot rates during the first quarter of 2008 for VLCCs were significantly higher than rates realized in the first quarter of 2007 while rates for crude Panamaxes and Aframaxes were slightly below last year’s first quarter levels.  First quarter 2008 Product Carrier rates were significantly below the comparable quarter last year.

OPEC production, excluding Ecuador, rose 5.2% to 31.8 million barrels per day (“b/d”) relative to the first quarter of 2007 and was a major factor behind the strong performance in the crude oil tanker markets during the first quarter of 2008. There were also increased shipments of West African crude oil to China as refiners there maintained a high refining utilization rate to meet their growing domestic demand. Weather related delays in the Black Sea and in the Caribbean led to increased tanker utilization rates, bolstering freight rates in the Suezmax, Aframax and Panamax sectors. Lower clean product rates reflected a reduction in trans-Atlantic shipments from Europe to the U.S. as gasoline demand declined relative to the first quarter of 2007, resulting in an increase in gasoline inventory levels on both sides of the Atlantic, closing the gasoline arbitrage window.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Worldwide oil demand during the first quarter of 2008 was approximately 87.3 million b/d, an increase of 1.3 million b/d, or 1.5%, compared with the first quarter of 2007. Demand in Non-OECD countries increased by 4.0% against an OECD decline of 0.4%. The demand increase in non-OECD countries was centered in China where demand grew by 410,000 b/d, or 5.6%, led by increased gasoline, aviation fuel and diesel fuel consumption, and in the Middle East, where demand expanded by 320,000 b/d, or 5.0%. Demand in North America, the largest consuming area in the world, declined by 2.6% as gasoline use fell below last year’s levels while demand in both OECD Europe and OECD Asia increased slightly.

Production in Middle East OPEC countries during the first quarter of 2008 increased by approximately 1.4 million b/d over the first quarter of 2007 and by approximately 400,000 b/d over the fourth quarter of 2007. Higher first quarter production compared with the first quarter of 2007 reflects a 500,000 b/d increase in the official OPEC production quota as well as an increase of 500,000 b/d in Iraqi production, which is not currently subject to production quotas. A lower level of field maintenance in the UAE relative to the fourth quarter of 2007 accounted for much of the first quarter increase in overall Middle East OPEC production. The higher Middle East liftings enhanced tanker utilization rates for VLCCs and had a positive impact on rates in all crude tanker sectors.

Crude oil inventories increased by approximately 29.6 million barrels in the U.S. from beginning-of-the year levels as total U.S. refining utilization rates declined to 85.5% in the first quarter from 87.9% in the fourth quarter of 2007. The increase in crude oil inventories was primarily due to planned refinery maintenance activity as well as unplanned downtime at a few U.S. Gulf Coast refineries.

Crude oil imports into China increased by approximately 12% during the first quarter 2008 compared with the first quarter of 2007. This increase was sourced from long-haul areas such as the Middle East and North and West Africa, providing a boost to tonne-mile demand.

Newbuilding prices remained strong during the first quarter of 2008 due to higher raw material costs and the continuation of a substantial amount of contracting for tanker and dry cargo newbuildings. Newbuilding prices increased by approximately 3.5% for VLCCs since the beginning of the year while prices for Product Carriers remained stable. Prices for modern second hand vessels have also remained strong.

Scrap prices reached record high levels in the first quarter of 2008. As a result of the high scrap prices as well as the strong dry cargo markets there were approximately 30 tankers that were either scrapped or converted to dry bulk carriers.

The tables below show the daily TCE rates that prevailed in markets in which the Company’s vessels operated for the periods indicated. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates required the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages, waiting time and the portion of revenue generated from long-term charters. For example, TCE rates for VLCCs are reflected in the earnings of the Company approximately one month after such rates are reflected in the tables below calculated on the basis of fixture dates.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended March 31,
	2008	2007
Average	$83,600	$44,200
High	$250,000	$75,600
Low	$46,200	$26,900

* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the first quarter of 2008 averaged $83,600 per day, an increase of 89% over first quarter 2007 rates and approximately 12% higher than rates in the last quarter of 2007. Higher first quarter 2008 rates reflect additional movements of Middle East crude oil as well as a net reduction in the size of the VLCC fleet.

Movements of Middle East crudes to China increased by over 200,000 b/d during the first quarter of 2008 compared with the first quarter of 2007. China’s West African crude oil imports also increased with record volumes delivered in February 2008. West African crudes yield a high level of middle distillates, particularly diesel, which is in short supply in China. Demand for diesel in China is highest during the planting season in the second quarter.

Additionally, Venezuelan crude and fuel oil exports to China significantly increased in the first quarter from the same quarter in 2007. Venezuela’s disagreement with ExxonMobil resulted in an increase in crude oil shipments to Asia, specifically China. This change in supply pattern is favorable to tonne-mile demand given both the length of the Venezuela-to-Asia voyage and the additional tonne miles generated by ExxonMobil sourcing alternative crudes to be processed at their U.S. Gulf Coast refinery.

In response to the Hebei Spirit accident, the use of single hull tankers into South Korea declined from an average of 50% during the first quarter of 2007 to approximately 30% during the first quarter of 2008. This has increased the demand for double hull tankers and has resulted in a daily rate differential of approximately $17,000 per day between double and single hull tankers.

There was also a reduction in the VLCC fleet during the first quarter as there were six deliveries compared with 11 conversions or deletions. Lower available tonnage combined with additional tonne-mile demand provided the environment for strong first quarter VLCC rates.

The number of VLCCs in service as of April 1, 2008 was 499 vessels (147.2 million dwt).  The world VLCC tanker fleet is expected to further decline during the second quarter of 2008 as tanker conversions and scrappings are forecast to exceed deliveries.  The number of deliveries during the second half of 2008, however, is forecast to exceed conversions and scrappings. The VLCC orderbook totaled 196 vessels (60.4 million dwt) at April 1, 2008 equivalent to 41.0% of the existing VLCC fleet, based on deadweight tons.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended March 31,
	2008	2007
Average	$47,600	$47,400
High	$82,500	$79,200
Low	$27,000	$35,900

* 2008 rates based on West Africa toU.S. Gulf Coast: 2007 rates based on West Africa to U.S. East Coast

Rates during the first quarter of 2008 averaged $47,600 per day. Suezmax rates were positively influenced by a 16% increase in long haul North African crude oil shipments to China relative to the first quarter of 2007 and from an increase in long haul cargo movements from the Caribbean to Far East destinations. The longer ballast legs resulting from these long haul movements reduced available Suezmax tonnage in the West African and Black Sea cargo trades.

Ten to 12 day days of weather-related delays in the Turkish Straits in February had a favorable impact on Suezmax rates in the first quarter. Additionally, there was a decline in relatively short-haul crude oil exports from Russia to Europe in the first quarter due to an increase in Russia’s own demand and to higher export taxes. These short-haul supplies were replaced by shipments from longer-haul OPEC sources, including West Africa and the Middle East.

Refinery utilization rates on the U.S. East and Gulf Coasts in the first quarter of 2008 averaged about 83%, well below historical levels and were the primary reason for the increase in crude oil inventory levels in the U.S. since the beginning of the year. Refinery utilization rates are forecast to increase in the coming months with the restart of a number of Gulf Coast refineries and waning refinery maintenance activities, which should have peaked in March.

The world Suezmax fleet increased by one vessel during the first quarter of 2008 to 366 vessels (55.4 million dwt) at April 1, 2008. The Suezmax orderbook of 140 vessels (22.1 million dwt) at April 1, 2008 represented 39.9% of the existing Suezmax fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended March 31,
	2008	2007
Average	$35,900	$37,400
High	$73,100	$51,000
Low	$5,200	$26,000

* Based on Caribbean to the U.S .Gulf and Atlantic Coasts

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Rates for Aframaxes operating in the Caribbean during the first quarter of 2008 averaged $35,900 per day, a decrease of 4% from the first quarter of 2007 and 1% below the average for the fourth quarter of 2007.

Aframax rates were strong in the Caribbean during the first quarter as weather-related delays on Mexico’s East Coast and along the U.S. Gulf Coast tied up tonnage, which improved tanker utilization rates. Lightering activity also picked up in the first quarter as the large quantity of Middle East cargoes that were loaded late in the fourth quarter of 2007 arrived at the U.S. Gulf.

Aframax rates in the Mediterranean were not as strong as those realized in the Caribbean. Refiners in Europe reduced discretionary crude runs as margins weakened significantly due to the closing of both the gasoline arbitrage window to the U.S. and the heavy fuel oil arbitrage window to Asia.  Moreover, a decline in first quarter 2008 North Sea production of approximately 300,000 b/d compared with the comparable period a year ago negatively impacted Aframax demand.

Strong demand for larger tonnage, particularly for long haul voyages to Eastern destinations, had a beneficial knock-on effect on rates for Aframaxes operating in the Black Sea. Weather delays in the Turkish Straits also boosted tanker utilization rates, which had a positive effect on freight rates.

The world Aframax fleet expanded by five vessels since December 31, 2007 and reached 760 vessels (78.1 million dwt) at April 1, 2008. The Aframax orderbook was 285 vessels (31.4 million dwt) at April 1, 2008, representing 40.2% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils*
	Three Months Ended March 31,
	2008	2007
Average	$28,500	$31,300
High	$53,800	$39,000
Low	$14,300	$19,500

*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $28,500 per day during the first quarter of 2008, 20% higher than the previous quarter but 9% below the corresponding quarter in 2007. In March, there were extended delays in the Panama Canal and in Puerto Rico, which constrained tonnage and lifted freight rates relative to the previous quarter.  Rates relative to the fourth quarter were also buoyed by an increase in fuel oil shipments from Brazil to Europe.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Fuel oil inventory levels in the U.S. stood at 39.7 million barrels at the end of the first quarter of 2008 compared with 39.6 million barrels at the end of December 2007. It is unlikely that inventory levels or fuel oil demand will increase in the near-term since fuel oil prices currently remain above natural gas prices on a BTU basis.

The world Panamax fleet at April 1, 2008 stood at 388 vessels (26.7 million dwt). The fleet increased by five tankers during the first quarter of 2008. The orderbook of 130 vessels (9.5 million dwt) at April 1, 2008 represented 35.6% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended March 31,
	2008	2007
Average	$17,300	$28,300
High	$23,300	$39,000
Low	$13,200	$19,100

* Based on 60% trans-Atlantic and 40% Caribbean to U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $17,300 per day during the first quarter of 2008, about 39% below rates in the first quarter of 2007, but 30% above rates in the last quarter of 2007.

U.S. gasoline demand declined in the first quarter relative to the first quarter of 2007 as gasoline inventories increased by approximately 17 million barrels compared with an inventory decline of approximately four million barrels during the first quarter of 2007. The combined effect of reduced gasoline demand and rising inventory levels effectively closed the gasoline arbitrage window, which curtailed trans-Atlantic product movements and negatively impacted Product Carrier freight rates.

Despite a significant increase in product imports into China, especially diesel, Product Carrier rates in Asia remained relatively weak. Weak refining margins in Asia resulted in discretionary refining cuts in Japan and South Korea, reducing intra-Asian product movements just as additional tonnage arrived in the region. A decline in naphtha imports into Asia from the Middle East also exerted pressure on Asian Product Carrier rates.

Due to a strike by farmers in Argentina that affected soybean oil production, there was a reduction in long haul Argentine soybean oil exports to China in the first quarter. This also had an adverse impact on triangulation opportunities for movements of palm oil. Specifically, after unloading Argentine soybean oil in China, Product Carriers frequently ballast to Malaysia to take on palm oil, which is then delivered to Europe.

The world Handysize fleet increased by 29 vessels during the first quarter of 2008 and reached 1,369 vessels (56.9 million dwt) at April 1, 2008. The orderbook stands at 579 vessels (26.7 million dwt) at April 1, 2008, equivalent to 47.0% of the existing Handysize fleet, based on deadweight tons.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates Jones Act Product Carriers and Product Articulated Barges (ATBs)
	Three Months Ended March 31,
	2008	2007
40,000 dwt Tankers	$51,000	$64,800
30,000 dwt ATBs	$31,500	$41,900

Rates for Jones Act Product Carriers and ATBs averaged $51,000 per day and $31,500 per day respectively during the first quarter of 2008. Rates for both vessel types reflected a decline of about 25% relative to the first quarter of 2007 and a decline of 2% and 6%, respectively, relative to the fourth quarter of 2007.

Lower first quarter 2008 rates reflect an increase in waiting time for cargoes as U.S. Gulf Coast refinery utilization rates declined from 87.4% during the first quarter of 2007 to 82.9% in the first quarter of 2008. Lower refinery utilization reduced product shipments from the Gulf Coast areas.

The Delaware Bay lightering business transported an average of 249,000 b/d during the quarter, which was 3% below the first quarter of 2007 and 7% below the fourth quarter of 2007. Lower lightering volumes were due to reduced crude runs at East Coast refineries as some refineries, such as Valero’s refinery in Paulsboro, underwent planned maintenance work.

One rebuilt vessel entered the market during the first quarter and one other vessel remained out of the market undergoing conversion to double hull. As of March 31, 2008, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs (Integrated Tug Barges) consisted of 62 vessels (2.4 million dwt).

The March 31, 2008 Jones Act Product Carrier orderbook consisted of 31 tankers and barges in the 160,000 to 420,000 barrel size range, which are scheduled for delivery through 2011, and an additional two vessels scheduled for delivery beyond 2011, resulting in a total orderbook of 33 vessels. These additions will be partially offset by deletions as there are 22 vessels that will be phased out during the next nine years in accordance with OPA 90 regulations. An additional seven double-hull tankers that are over 35 years old will also likely be retired, resulting in a total of 30 vessels to be phased out.

Outlook

According to the International Energy Agency, world oil demand in 2008 is expected to average 87.2 million b/d, an increase of 1.5%, or 1.3 million b/d over 2007. Demand growth is forecast to increase by 1.4% during the second quarter and by 1.5% in both the third and fourth quarters of 2008 relative to the comparable 2007 periods.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Similar to the first quarter of 2008, demand growth for all of 2008 is forecast to be highest in China (about 4.7%), the Middle East (about 5.7%) and other Asia (about 3%). Meeting the demand growth in Asia during the remainder of this year will likely necessitate additional long-haul movements from both the Middle East and Africa that will increase tonne-mile demand.

OPEC producers maintained existing quota levels at their March 5, 2008 meeting believing that the market is currently well supplied and that crude oil prices of over $100 per barrel are primarily the result of a weak dollar and market speculation. Maintaining their production quota supports Middle East long-haul exports at current levels. There will also be additional seaborne movements as new production commences in West Africa, Brazil and the Caspian Sea area during the last half of 2008.

Worldwide refinery throughput levels and utilization rates are forecast to increase during the second and third quarters of this year, although refinery throughput in China during the second quarter is forecast to be slightly below first quarter levels, as maintenance occurs on units where work had been deferred from the fourth quarter of 2007 in order to meet distillate demand. Refinery runs in China are forecast to increase in the third quarter following the start-up of Sinopec’s new 200,000 b/d refinery at Qingdao late in the second quarter and before the start of the Olympics in Beijing in August 2008.

A slowdown in the world’s economy could restrain demand growth during the remainder of this year from forecast levels. The IMF has recently lowered to 3.7% their prediction for 2008 global economic growth. While growth in the U.S. was reduced from 1.5% to 0.5% for 2008, changes in emerging economies were less pronounced with some countries now showing higher forecasted growth.

Current oil prices continue to be higher than prices in the futures market resulting in a backwardation market. Inventories usually build-up when the market is in contango (when the price of oil in the futures market is higher than the current market price) and a move from backwardation to a contango position could support freight rates during the remainder of 2008.

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

The growth in tanker supply for 2008 is forecast to be below 2007 levels at approximately 5% to 6%, depending on the actual numbers of single hull tankers that are converted to very large ore carriers for the dry bulk market or scrapped.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Vessel Lives and Impairment

The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years (except for LNG Carriers for which an estimated useful life of 35 years is used) from the date such vessel was originally delivered from the shipyard or 20 years from the date the Company’s ATBs were rebuilt.  Effective January 1, 2008, the Company effected a change in estimate related to the estimated scrap rate for substantially all of its vessels from $150 per lightweight ton to $300 per lightweight ton.  The resulting increase in salvage value will reduce depreciation by approximately $10,900,000 for the year ended December 31, 2008 and by approximately $2,700,000 for each quarter in 2008.  The Company’s assumptions used in the determination of estimated salvage value took into account current scrap prices, which are in excess of $700 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2007, which ranged from $250 to over $500 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.  Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

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

FAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements was effective for OSG for the year ended December 31, 2006. The requirement to measure plan assets and

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of Statement of Financial Accounting Standards No. 133” (“FAS 161”).  FAS 161 requires qualitative disclosures about an entity’s objectives and strategies for using derivatives and quantitative disclosures about how derivative and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years, and interim periods within those fiscal years beginning after November 15, 2008, with early application allowed.  FAS 161 allows but does not require, comparative disclosures for earlier periods at initial adoption.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations:

During the first quarter of 2008, TCE revenues increased by $116,650,000 or approximately 45%, to $375,834,000 from $259,184,000 in the first quarter of 2007 mainly due to a 1,052 day increase in revenue days and an increase in the daily TCE  rates earned by the Company’s  VLCCs.  During the first quarter of 2008, approximately 73% of the Company’s TCE revenues were derived in the spot market compared with 64% in the first quarter of 2007.  In the first quarter of 2008, approximately 27% of TCE revenues were generated from time or bareboat charters (“term”) compared with 36% in the first quarter of 2007.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the first quarter of 2008, income from vessel operations increased by $49,993,000, or 65%, to $127,423,000 from $77,430,000 in the first quarter of 2007. See Note E to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations.  Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended March 31,
	2008	2007
TCE revenues	$248,860	$146,802
Vessel expenses	(28,796)	(20,057)
Charter hire expenses	(65,025)	(33,437)
Depreciation and amortization	(18,534)	(17,067)
Income from vessel operations (a)	$136,505	$76,241
Average daily TCE rate	$54,659	$38,767
Average number of owned vessels (b)	26.0	26.0
Average number of vessels chartered-in under operating leases	24.4	16.8
Number of revenue days (c)	4,553	3,786
Number of ship-operating days:(d)
Owned vessels	2,366	2,340
Vessels bareboat chartered-in under operating leases	518	360
Vessels time chartered-in under operating leases	1,517	1,154
Vessels spot chartered-in under operating leases	188	—

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

The following tables provide a breakdown of TCE rates achieved for the three months ended March 31, 2007 and 2008 between spot and time charter rates. The information is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

	2008		2007
Three months ended March 31,	Spot Charter	Time Charter	Spot Charter	Time Charter
VLCCs: (a)
Average rate	$98,565	$—	$47,861	$—
Revenue days	1,471	—	1,376	—
Suezmaxes:
Average rate	$31,788	$—	$—	$—
Revenue days	154	—	—	—
Aframaxes: (b)
Average rate	$35,859	$30,825	$42,172	$29,140
Revenue days	1,543	233	954	319
Panamaxes:
Average rate	$35,289	$26,638	$31,634	$25,059
Revenue days	543	451	419	538

(a)          Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the three months ended March 31, 2008 would have been $99,021 per day.  The above information excludes the Company’s two V-Pluses, 158 days for the three months ended March 31, 2008 and 180 days for the three months ended March 31, 2007.

(b)         Spot charter TCE results include the effect of forward freight agreements.  Excluding such effect, the average spot charter TCE rate for the three months ended March 31, 2008 and 2007 would have been $36,421 and $42,704 per day, respectively.

During the first quarter of 2008, TCE revenues for the International Crude Tankers segment increased by $102,058,000, or 70%, to $248,860,000 from $146,802,000 in the first quarter of 2007 reflecting a significant increase in average rates earned on the VLCCs and a 766 increase in revenue days. The International Crude Tankers segment includes the operating results of the Heidmar lightering business from April 1, 2007, the effective date of the transaction.  The acquisition of the lightering business added TCE revenues of $18,700,000 and 508 revenue days to results for the three months ended March 31, 2008. TCE revenues for the first quarter of 2008 reflect a loss of $1,554,000 generated by forward freight agreements, compared with a loss of $507,000 for the three months ended March 31, 2007.

Vessel expenses increased by $8,739,000 to $28,796,000 in the first three months of 2008 from $20,057,000 in the first three months of 2007 reflecting an increase of 184 owned and bareboat chartered-in days. This increase was principally attributable to the commencement of bareboat charters on two Suezmaxes in December 2007 and January 2008. In addition, average daily vessel expenses increased by $1,784 per day, principally as a result of increases in crew costs and repairs and the timing of fees and services.  Charter hire expenses increased by $31,588,000 to $65,025,000 in the first three months of 2008 from $33,437,000 in the first three months of 2007, principally as a result of (i) the acquisition of the Heidmar lightering business, which added $14,255,000, (ii) additional profit sharing due to the owners of chartered-in VLCC tonnage because of the increase in the TCE rates earned in the 2008 quarter compared with the first quarter of 2007, and (iii) additional VLCCs and Aframaxes

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

chartered-in in conjunction with the Company’s pool partners. Depreciation and amortization increased by $1,467,000 to $18,534,000 from $17,067,000 in the first three months of 2007 principally due to the inclusion of amounts attributable to the Heidmar lightering business, partially offset by the impact on depreciation of the increase in salvage values effective on January 1, 2008.

	Three Months Ended March 31,
International Product Carriers (dollars in thousands)	2008	2007
TCE revenues	$66,406	$57,898
Vessel expenses	(21,431)	(18,874)
Charter hire expenses	(15,803)	(11,082)
Depreciation and amortization	(13,797)	(11,359)
Income from vessel operations	$15,375	$16,583
Average daily TCE rate	$21,059	$20,298
Average number of owned vessels	16.0	17.0
Average number of vessels chartered-in under operating leases	19.7	15.7
Number of revenue days	3,153	2,881
Number of ship-operating days:
Owned vessels	1,456	1,529
Vessels bareboat chartered-in under operating leases	1,427	1,171
Vessels time chartered-in under operating leases	364	244

The following tables provide a breakdown of TCE rates achieved for the three months ended March 31, 2008 and 2007 between spot and time charter rates.  The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2008		2007
Three months ended March 31,	Spot Charter	Time Charter	Spot Charter	Time Charter
Panamax Product Carriers:
Average rate	$35,099	$18,640	$—	$17,654
Revenue days	182	182	—	180
Handysize Product Carriers: (a)
Average rate	$24,500	$19,417	$27,495	$18,092
Revenue days	832	1,957	723	1,978

(a)          Spot charter TCE results include the effect of forward freight agreements. Excluding such effect, the average spot charter TCE rate for the three months ended March 31, 2007 would have been  $30,148 per day.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the first quarter of 2008, TCE revenues for the International Product Carriers segment increased by $8,508,000, or 15%, to $66,406,000 from $57,898,000 in the first quarter of 2007. This increase in TCE revenues resulted from an increase in revenue days principally attributable to an increase in time chartered-in Handysize Product Carriers, reflecting the delivery of two vessels since January 1, 2007, and the acquisition of two Panamax Product Carriers, the Overseas Luzon and the Overseas Visayas, during 2007. TCE revenues for the first quarter of 2007 reflect a loss of $1,918,000 generated by forward freight agreements.

Vessel expenses increased by $2,557,000 to $21,431,000 in the first quarter of 2008 from $18,874,000 in the prior year’s first quarter principally due to an increase in operating days, attributable to the purchase of the two Panamax Product Carriers, and a $443 per day increase in average daily vessel expenses.  The increase was principally the result of increases in crew and environmental compliance costs and the timing of delivery of spares. Charter hire expenses increased by $4,721,000 to $15,803,000 in the first quarter of 2008 from $11,082,000 in the first quarter of 2007 due to the delivery of two time chartered-in vessels and the sale and bareboat charter back of three Handysize Product Carriers (Overseas Limar, Overseas Nedimar and Overseas Rimar) since January 1, 2007.  Depreciation and amortization increased by $2,438,000 to $13,797,000 in the first quarter of 2008 from $11,359,000 in the first quarter of 2007 principally due to the delivery of  the two Panamax Product Carriers referred to above and increased amortization associated with older vessels that drydocked during 2008 and 2007. A number of the Handysize Product Carriers that drydocked in 2007, for the first time following the acquisition of Stelmar, are operating on bareboat charters that expire in mid 2009, thus shortening the period over which such drydock costs are amortized.

	Three Months Ended March 31,
Other International (dollars in thousands)	2008	2007
TCE revenues	$7,780	$4,882
Vessel expenses	(639)	(206)
Charter hire expenses	(3,166)	(3,185)
Depreciation and amortization	(1,594)	(1,334)
Income from vessel operations	$2,381	$157
Average daily TCE rate	$28,604	$27,122
Average number of owned vessels	1.0	—
Average number of vessels chartered-in under operating leases	2.0	2.0
Number of revenue days	272	180
Number of ship-operating days:
Owned vessels	91	—
Vessels time chartered-in under operating leases	181	180

As of March 31, 2008, the Company operated three Other International Flag vessels: two Dry Bulk Carriers and one Pure Car Carrier that was reflagged from the U.S. Flag in late October 2007. All three vessels are employed on long-term charters.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

	Three Months Ended March 31,
U. S. Segment (dollars in thousands)	2008	2007
TCE revenues	$52,788	$49,602
Vessel expenses	(22,003)	(21,677)
Charter hire expenses	(6,677)	(1,712)
Depreciation and amortization	(13,666)	(12,723)
Income from vessel operations	$10,442	$13,490
Average daily TCE rate	$33,355	$29,846
Average number of owned vessels	17.0	19.6
Average number of vessels chartered-in under operating leases	3.0	1.6
Number of revenue days	1,583	1,662
Number of ship-operating days:
Owned vessels	1,547	1,767
Vessels bareboat chartered-in under operating leases	273	140

During the first quarter of 2008, TCE revenues for the U.S. segment increased by $3,186,000, or 6%, to $52,788,000 from $49,602,000 in the first quarter of 2007. The increase is mainly due to the delivery in 2007 of the first three vessels (Overseas Houston, Overseas Long Beach and the Overseas Los Angeles) in a series of twelve Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard and bareboat chartered to the Company. The delivery of these ships, which accounted for an increase of 243 revenue days, was partially offset by the sale of two Dry Bulk Carriers and the transfer of the Pure Car Carrier, Overseas Joyce, to Marshall Islands Flag during the fourth quarter of 2007.  In addition, the Company’s only single hull barge, which was sold for delivery in the second quarter, was in lay-up for the entire first quarter of 2008.

Vessel expenses increased by $326,000 to $22,003,000 in the first quarter of 2008 from $21,677,000 in the first quarter of 2008 principally due to an increase in average daily vessel expenses of $1,358 per day. This increase was principally attributable to increases in crew costs.  In addition, the reflagging of the Overseas Joyce to International Flag had the effect of increasing the average daily vessel expenses since this vessel was receiving a subsidy under the U.S. Maritime Security Program that was intended to offset the increased cost of operating such vessel under the U.S. Flag. Charter hire expenses increased by $4,965,000 to $6,677,000 in the first quarter of 2008 from $1,712,000 in the first quarter of 2007 principally due to the delivery of the three vessels referred to above.  Depreciation and amortization increased by $943,000 to $13,666,000 in the first quarter of 2008 from $12,723,000 in the first quarter of 2007 principally due to the amortization of costs incurred on vessels in the former Maritrans fleet that drydocked for the first time since the November 2006 acquisition.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

General and Administrative Expenses

During the first quarter of 2008, general and administrative expenses increased by $8,247,000 to $37,285,000 from $29,038,000 in the first quarter of 2007 principally because of the following:

•                  an increase in compensation and benefits paid to shore-based staff of $3,500,000, including $1,002,000 related to non cash stock compensation;

•                  higher legal and consultancy costs of $1,825,000 and;

•                  incremental costs associated with the Houston and Manila offices of $1,139,000.

Equity in Income of Affiliated Companies:

During the first quarter of 2008, equity in income of affiliated companies decreased by $2,055,000 to $1,329,000 from $3,384,000 in the first quarter of 2007.  The above decline reflects, in part, the Company’s sale of its remaining interest in DHT during the first six months of 2007.  Such sales reduced OSG’s interest first to 29.2% in January 2007 and then to 0.0% in June 2007 from 44.5% as of December 31, 2006. In addition, from November 2007 to February 2008, four LNG Carriers delivered to a joint venture in which the company has a 49.9% interest.  After a ballast voyage to the Middle East, the cost of which was expensed in accordance with current accounting rules, each vessel commenced 25-year time charters. Results for the first quarter of 2008 include the OSG’s share, $1,400,000, of a severance arrangement recorded by a company that is accounted for using the equity method.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP.  ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards.  Such income is included in the U.S. segment.

The following table is a summary of the Company’s interest in its equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are the Company’s actual ownership percentages as of March 31, 2008 and 2007.

	2008		2007
Three months ended March 31,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	—	—	79	29.2%
Aframaxes operating on long-term charters	—	—	102	29.2%
LNG Carriers operating on long-term charters	135	49.9%	—	—
Total	135	49.9%	181	29.2%

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Interest before impact of swaps and capitalized interest	$24,617	$17,428
Impact of swaps	107	(15)
Capitalized interest	(6,361)	(4,245)
Interest expense	$18,363	$13,168

Interest expense increased by $5,195,000 to $18,363,000 in the first quarter of 2008 from $13,168,000 in the first quarter of 2007 as a result of an increase in the average amount of debt outstanding of $669,000,000 (substantially all of which was floating rate debt), which is principally attributable to the funding of share repurchases in 2007.  This increase was partially offset by a decrease in the average rate paid on floating rate debt of close to 90 basis points to 5.0% from 5.8% in the first quarter of 2007 and an increase in the amount of interest capitalized in the first quarter of 2008 compared with the first quarter of 2007. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at March 31, 2008 and 2007 was 5.3% and 6.7%, respectively. Such rates take into consideration related interest rate swaps.

Provision/(Credit) for Federal Income Taxes:

The income tax provisions for the three months ended March 31, 2008 and 2007 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries. The change in the income tax provision for the three months ended March 31, 2008 compared with the first three months of 2007 was principally the result of a decrease in non-shipping income of the Company’s foreign subsidiaries in 2008.

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

EBITDA:

EBITDA represents operating earnings, which is before interest expense and income taxes, plus other income and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods.  EBITDA should not be considered a substitute for net income or cash flow from operating activities prepared in accordance with accounting principles generally

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EBITDA (continued):

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

	Three Months Ended March 31,
	2008	2007
Net income	$112,435	$84,652
Provision for federal income taxes	—	5,752
Interest expense	18,363	13,168
Depreciation and amortization	47,591	42,483
EBITDA	$178,389	$146,055

Liquidity and Sources of Capital:

Working capital at March 31, 2008 was approximately $715,000,000 compared with $591,000,000 at December 31, 2007. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of $137,556,000 at March 31, 2008.  Net cash provided by operating activities in the first three months of 2008 was more than $97,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2008) compared with $78,000,000 in the first three months of 2007. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to March 31, 2008, compared with the actual TCE rates achieved during the first three months of 2008, will have a negative comparative impact on the amount of cash provided by operating activities.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet.

During the second quarter of 2008, OSG will redeem, at a premium, its outstanding 8.25% Senior Notes due March 2013 with an aggregate principal amount of $176,115,000. The Company will borrow the full amount needed for the purchase under its long-term revolving credit facility.  In addition, the Company has entered into forward start floating-to-fixed interest rate swaps at a weighted average rate of approximately 3.3% covering the full amount to be borrowed, enabling it to lock-in a reduction in interest expense of approximately $7,000,000 per annum through March 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

In May 2007, OSG formed OSG America L.P., a master limited partnership (“MLP”), and on November 15, 2007, completed an initial public offering, issuing 7,500,000 common units (representing a 24.5% limited partner interest), priced at $19.00 per unit. OSG America L.P. trades on the New York Stock Exchange under the ticker “OSP”. The transaction generated approximately $129,300,000 in proceeds to OSG, which the Company used to pay down debt in the fourth quarter of 2007.

In November 2007, OSG America L.P., a subsidiary of OSG, entered into a $200 million five-year senior secured revolving credit agreement, which is nonrecourse to the Company. Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by the lenders.

The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure the senior unsecured notes equally and comparably with any other unsecured indebtedness in the event OSG is required to secure such debt.

As of March 31, 2008, OSG had $2,000,000,000 of long-term unsecured credit availability, of which $757,000,000 had been borrowed and an additional $48,333,000 had been used for letters of credit issued principally in conjunction with the construction of four Aframaxes. The Company’s two long-term revolving credit facilities mature as follows: $150,000,000 (2011), $350,000,000 (2012) and $1,500,000,000 (2013).

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of March 31, 2008.  The financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.  Because a portion of OSG’s debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company’s ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of  March 31, 2008, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $917,915,000. Such debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and  2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

hedges. The interest rate swaps cover notional amounts aggregating approximately $877,659,000, pursuant to which it will pay fixed rates of  approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

 Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as March 31, 2008 follows (in thousands):

	Balance of 2008	2009	2010	2011	2012	Beyond 2012	Total
Debt (1)	$76,330	$99,251	$98,646	$97,863	$111,544	$1,592,083	$2,075,717
Obligations under capital leases (1)	8,110	10,808	9,692	8,103	—	—	36,713
Operating lease obligations (chartered-in vessels) (2)	268,771	378,058	374,258	326,165	244,255	803,710	2,395,217
Advances to affiliated companies	16,197	43,191	26,995	—	—	—	86,383
Construction contracts and vessel purchase agreements (3)	273,160	277,648	292,911	151,336	11,992	—	1,007,047

(1)          Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt ($1,071,104 as of March 31, 2008) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at March 31, 2008 of 2.7%.  As of March 31, 2008, the interest rate swaps effectively convert the Company’s interest rate exposure on $376,700 from a floating rate based on LIBOR to an average fixed rate of 5.8%.

(2)          As of March 31, 2008, the Company had charter-in commitments for 73 vessels on leases that are, or will be, accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options.

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

Risk Management:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition.  The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company manages its ratio of fixed to floating rate debt with the objective of

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

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

OSG enters into Forward Freight Agreements (“FFAs”), bunker swaps and FFA options with an objective of either economically hedging risk or for trading purposes to take advantage of short term fluctuations in freight rates. The Company enters into FFAs, FFA options and bunker swaps as economic hedges to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business.  By using FFAs, bunker swaps and FFA options, OSG manages the financial risk associated with fluctuating market conditions.  FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts to provide a fixed number of theoretical voyages at fixed rates.  FFAs, bunker swaps and FFA options are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house or LCH, London Clearing House, with whom OSG started to trade during February 2008.  NOS ASA and LCH require the posting of collateral by all participants.  The use of a clearing house reduces the Company’s exposure to counterparty credit risk.  OSG is exposed to market risk in relation to its positions in FFAs, bunker swaps and FFA options and could suffer substantial losses from these activities in the event its expectations prove to be incorrect.  As of March 31, 2008, OSG was committed to FFA and bunker swap agreements with a net fair value of $19,614,000, which has been recorded as a liability.  These contracts settle between April 2008 and December 2010.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

PART II – OTHER INFORMATION

Item 1A.             Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 other than to the risk factor shown below.

The Company’s business would be adversely affected if it failed to comply with the Jones Act provisions on coastwise trade, or if these provisions were repealed and if changes in international trade agreements were to occur

The Company is subject to the Jones Act and other federal laws that restrict maritime transportation between points in the U.S. (known as marine cabotage services or coastwise trade) to vessels built and registered in the U.S. and owned and manned by U.S. citizens. The Company is responsible for monitoring the foreign ownership of its common stock and other interests to insure compliance with the Jones Act. If the Company does not comply with these restrictions, it would be prohibited from operating its vessels in U.S. coastwise trade, and under certain circumstances would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for the Company’s vessels, fines or forfeiture of the vessels.

In order to ensure compliance with Jones Act citizenship requirements, and in accordance with the certificate of incorporation and by-laws of the Company, the Board of Directors of the Company adopted a requirement in July 1976 that at least 77% of the Company's common stock must be held by U.S. citizens. On April 16, 2008, the Company announced that U.S. ownership of our common stock at the close of business on April 15, 2008 had declined to the minimum percentage of 77%.  Any purported transfer of common stock in violation of these ownership provisions will be ineffective to transfer the shares of common stock or any voting, dividend or other rights associated with them.  The existence and enforcement of this U.S. citizen ownership requirement could have an adverse impact on the liquidity or market value of our common stock in the event that U.S. citizens were unable to transfer shares of our common stock to non-U.S. citizens.  Furthermore, this ownership requirement could discourage, delay or prevent a change in control of the Company.

Additionally, the Jones Act restrictions on the provision of maritime cabotage services are subject to exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed or altered, the transportation of maritime cargo between U.S. ports could be opened to international-flag or international-manufactured vessels. On two occasions during 2005, the U.S. Secretary of Homeland Security, at the direction of the President of the U.S., issued limited waivers of the Jones Act for the transportation of petroleum and petroleum products as a result of the extraordinary circumstances created by Hurricane Katrina and Hurricane Rita on Gulf Coast refineries and petroleum product pipelines. During the past several years, interest groups have lobbied Congress to repeal the Jones Act to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act and cargo preference laws. The Company believes that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S. Flag vessels. Because international vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, the Company purchased 20,989 shares of its common stock for a weighted average price of $62.01 per share (the weighted average closing price on the dates of purchase) from employees, including certain senior officers, who elected to pay the withholding taxes upon the vesting of restricted stock by delivering (and, thus, selling) shares of OSG’s common stock in accordance with the terms of the Company’s 2004 Stock Incentive Plan.

The following table shows the first quarter 2008 stock repurchase activity:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
March and Total	400,000	$57.33	400,000	380,618

(a)  Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 6.                Exhibits

See Exhibit Index on page 46.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 2008, and the related condensed consolidated statements of operations, cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended not presented herein, and in our report dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New York, New York
April 30, 2008

OVERSEAS SHIPHOLDING GROUP, INC.

     AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 1, 2008	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: May 1, 2008	/s/ Myles R. Itkin
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