Form 10-Q
period 2008-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2008-08-01
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

Common Shares outstanding as of July 28, 2008 – 30,362,888

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$219,524	$502,420
Voyage receivables, including unbilled of $191,481 and $135,210	252,452	180,406
Other receivables, including income taxes recoverable	83,447	84,627
Inventories, prepaid expenses and other current assets	66,504	37,300
Total Current Assets	621,927	804,753
Capital Construction Fund	103,639	151,174
Vessels and other property, less accumulated depreciation of $518,646 and $492,357	2,706,499	2,691,005
Vessels under capital leases, less accumulated amortization of $6,167 and $85,580	2,151	24,399
Vessels held for sale	48,819	—
Deferred drydock expenditures, net	83,629	81,619
Total Vessels, Deferred Drydock and Other Property	2,841,098	2,797,023

Investments in Affiliated Companies	86,446	131,905
Intangible Assets, less accumulated amortization of $11,498 and $7,748	110,333	114,077
Goodwill	72,463	72,463
Other Assets	154,235	87,522
Total Assets	$3,990,141	$4,158,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$195,802	$178,837
Current installments of long-term debt	26,143	26,058
Current obligations under capital leases	2,102	8,406
Total Current Liabilities	224,047	213,301
Long-term Debt	1,229,654	1,506,396
Obligations under Capital Leases	30	24,938
Deferred Gain on Sale and Leaseback of Vessels	169,629	182,076
Deferred Income Taxes ($209,095 and $230,924) and Other Liabilities	341,138	281,711
Minority Interest	130,279	132,470
Stockholders’ Equity	1,895,364	1,818,025
Total Liabilities and Stockholders’ Equity	$3,990,141	$4,158,917

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shipping Revenues:
Pool revenues, including $32,816, $18,860, $62,994 and $35,785 received from companies accounted for by the equity method	$226,018	$134,363	$449,464	$269,741
Time and bareboat charter revenues	90,374	90,447	182,861	175,381
Voyage charter revenues	111,832	75,187	206,575	130,159
	428,224	299,997	838,900	575,281
Operating Expenses:
Voyage expenses	42,110	25,763	76,952	41,863
Vessel expenses	77,785	68,858	150,654	129,672
Charter hire expenses, including $20,244 and $41,121 in 2007 paid to a company accounted for by the equity method	103,368	67,949	194,039	117,365
Depreciation and amortization	47,315	44,099	94,906	86,582
General and administrative	34,509	31,687	71,794	60,725
Gain on disposal of vessels	(23,686)	(5,623)	(23,691)	(5,620)
Total Operating Expenses	281,401	232,733	564,654	430,587
Income from Vessel Operations	146,823	67,264	274,246	144,694
Equity in Income of Affiliated Companies	4,048	2,885	5,377	6,269
Operating Income	150,871	70,149	279,623	150,963
Other Income/(Expense)	(46,404)	34,290	(43,435)	57,048
	104,467	104,439	236,188	208,011
Interest Expense	17,191	18,281	35,554	31,449
Income before Minority Interest and Income Taxes	87,276	86,158	200,634	176,562
Minority Interest	(1,112)	—	(2,035)	—
Income before Income Taxes	86,164	86,158	198,599	176,562
(Provision)/Credit for Income Taxes	771	(7,166)	771	(12,918)
Net Income	$86,935	$78,992	$199,370	$163,644

Weighted Average Number of Common Shares Outstanding:
Basic	30,615,359	34,404,900	30,861,429	36,733,878
Diluted	30,895,367	34,622,798	31,072,727	36,895,084
Per Share Amounts:
Basic net income	$2.84	$2.30	$6.46	$4.45
Diluted net income	$2.81	$2.28	$6.42	$4.44
Cash dividends declared	$0.75	$0.5625	$1.0625	$0.8125

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$199,370	$163,644
Items included in net income not affecting cash flows:
Depreciation and amortization	94,906	86,582
Amortization of deferred gain on sale and leasebacks	(24,510)	(23,561)
Deferred compensation relating to restricted stock and stock option grants	6,104	4,606
Provision for deferred income taxes	1,437	5,668
Unrealized losses on forward freight agreements and bunker swaps	29,500	2,310
Undistributed earnings of affiliated companies	379	7,717
Other – net	(3,506)	1,357
Items included in net income related to investing and financing activities:
(Gain)/loss on sale of securities – net	6	(41,285)
Gain on disposal of vessels	(23,691)	(5,620)
Payments for drydocking	(27,613)	(24,690)
Distributions from subsidiaries to minority owners	(4,168)	—
Changes in operating assets and liabilities	(156,485)	(43,379)
Net cash provided by operating activities	91,729	133,349
Cash Flows from Investing Activities:
Purchases of marketable securities	(11,311)	—
Expenditures for vessels	(252,260)	(149,991)
Withdrawals from Capital Construction Fund	49,830	106,700
Proceeds from disposal of vessels	216,884	117,548
Acquisition of Heidmar Lightering, net of cash acquired	—	(38,375)
Expenditures for other property	(7,207)	(4,848)
Investments in and advances to affiliated companies	(5,734)	(27,934)
Proceeds from disposal of investments in affiliated companies	—	194,706
Distributions from affiliated companies	19,960	—
Other – net	3	367
Net cash provided by investing activities	10,165	198,173
Cash Flows from Financing Activities:
Purchases of treasury stock	(57,551)	(427,618)
Issuance of debt, net of issuance costs	59,000	267,000
Payments on debt and obligations under capital leases	(366,875)	(17,680)
Cash dividends paid	(19,385)	(18,163)
Issuance of common stock upon exercise of stock options	398	317
Other – net	(377)	(20)
Net cash (used in) financing activities	(384,790)	(196,164)
Net increase/(decrease) in cash and cash equivalents	(282,896)	135,358
Cash and cash equivalents at beginning of year	502,420	606,758
Cash and cash equivalents at end of period	$219,524	$742,116

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income/(Loss)**	Total
Balance at January 1, 2008	$40,791	$208,817	$2,170,098	9,697,620	$(583,708)	$(17,973)	$1,818,025
Net Income			199,370				199,370
Net Unrealized Holding Gain on Available-for-sale Securities						1,782	1,782
Effect of Derivative Instruments						(39,592)	(39,592)
Effect of Pension and Other Postretirement Benefit Plans						(319)	(319)
Comprehensive Income							161,241 ***
Cash Dividends Declared			(32,670)				(32,670)
Deferred Compensation Related to Options Granted		2,448					2,448
Issuance of Restricted Stock Awards		(1,277)		(115,598)	1,277		—
Amortization of Restricted Stock Awards		3,656					3,656
Options Exercised and Employee Stock Purchase Plan		315		(6,535)	83		398
Purchases of Treasury Stock				851,101	(57,551)		(57,551)
Increase in Loss on Public Offering of OSG America L.P. Units		(183)					(183)
Balance at June 30, 2008	$40,791	$213,776	$2,336,798	10,426,588	$(639,899)	$(56,102)	$1,895,364

Balance at January 1, 2007	$40,791	$202,712	$1,996,826	1,565,559	$(34,522)	$1,504	$2,207,311
Net Income			163,644				163,644
Effect of Derivative Instruments						15,538	15,538
Effect of Pension and Other Postretirement Benefit Plans						(206)	(206)
Comprehensive Income							178,976 ***
Cash Dividends Declared			(28,411)				(28,411)
Deferred Compensation Related to Options Granted		1,771					1,771
Issuance of Restricted Stock Awards		(1,662)		(135,619)	1,662		—
Amortization of Restricted Stock Awards		2,835					2,835
Options Exercised and Employee Stock Purchase Plan		237		(6,302)	80		317
Purchases of Treasury Stock				6,573,564	(427,618)		(427,618)
Balance at June 30, 2007	$40,791	$205,893	$2,132,059	7,997,202	$(460,398)	$16,836	$1,935,181

*	Par value $1 per share; 120,000,000 shares authorized; 40,790,759 shares issued.
**	Amounts are net of tax.
***	Comprehensive income for the three month periods ended June 30, 2008 and 2007 was $75,305 and $92,530, respectively.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A – Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2008	2007	2008	2007
Net income	$86,935	$78,992	$199,370	$163,644
Common shares outstanding, basic:
Weighted average shares outstanding, basic	30,615,359	34,404,900	30,861,429	36,733,878
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	30,615,359	34,404,900	30,861,429	36,733,878
Dilutive equity awards	280,008	217,898	211,298	161,206
Weighted average shares outstanding, diluted	30,895,367	34,622,798	31,072,727	36,895,084

The anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share were not material.

Note C — Acquisitions:

Heidmar Lightering

In April 2007, OSG acquired the Heidmar Lightering business from a subsidiary of Morgan Stanley Capital Group Inc. for cash of approximately $41,000,000.  The operation, a fleet of four International Flag Aframaxes and two U.S. Flag workboats at the time of acquisition, provides crude oil lightering services to refiners, oil companies and trading companies primarily in the U.S. Gulf.  The business manages a portfolio of one-to-three year fixed rate cargo contracts.  Under the agreement, OSG acquired the lightering fleet, which was time chartered-in, including a 50% residual interest in two specialized lightering Aframaxes.  The operating results of the Heidmar Lightering business have been included in the Company’s financial statements commencing April 1, 2007.

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

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2008 and 2007 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended June 30, 2008:
Shipping revenues	$275,476	$80,672	$8,199	$63,877	$428,224
Time charter equivalent revenues	254,950	71,597	7,887	51,680	386,114
Depreciation and amortization	18,361	13,614	1,543	13,797	47,315
Gain on disposal of vessels	13,009	9,933	—	744	23,686
Income from vessel operations	135,345	15,972	2,084	4,245	157,646
Equity in income of affiliated companies	(193)	—	3,211	1,030	4,048
Investments in affiliated companies at June 30, 2008	697	900	83,188	1,661	86,446
Total assets at June 30, 2008	1,728,986	745,173	104,438	912,781	3,491,378

Six months ended June 30, 2008:
Shipping revenues	539,850	155,593	16,285	127,172	838,900
Time charter equivalent revenues	503,810	138,004	15,666	104,468	761,948
Depreciation and amortization	36,895	27,411	3,137	27,463	94,906
Gain on disposal of vessels	13,014	9,933	—	744	23,691
Income from vessel operations	271,850	31,348	4,464	14,687	322,349
Equity in income of affiliated companies	(1,075)	—	4,829	1,623	5,377
Expenditures for vessels	140,840	18,682	41	92,697	252,260
Payments for drydocking	6,341	10,853	118	10,301	27,613

Three months ended June 30, 2007:
Shipping revenues	171,417	63,614	6,239	58,727	299,997
Time charter equivalent revenues	160,310	59,223	5,933	48,768	274,234
Depreciation and amortization	18,711	10,925	1,467	12,996	44,099
Gain on disposal of vessels	(1)	5,624	—	—	5,623
Income from vessel operations	68,891	13,874	1,258	9,305	93,328
Equity in income of affiliated companies	1,336	—	150	1,399	2,885
Investments in affiliated companies at June 30, 2007	25,954	900	128,156	2,296	157,306
Total assets at June 30, 2007	1,580,448	642,022	130,191	780,385	3,133,046

Six months ended June 30, 2007:
Shipping revenues	319,656	127,792	11,388	116,445	575,281
Time charter equivalent revenues	307,112	117,121	10,815	98,370	533,418
Depreciation and amortization	35,778	22,284	2,801	25,719	86,582
Gain on disposal of vessels	4	5,624	(8)	—	5,620
Income from vessel operations	145,132	30,457	1,415	22,795	199,799
Equity in income of affiliated companies	3,691	—	320	2,258	6,269
Expenditures for vessels	16,392	42,487	—	91,112	149,991
Payments for drydocking	10,782	9,620	—	4,288	24,690

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Time charter equivalent revenues	$386,114	$274,234	$761,948	$533,418
Add: Voyage expenses	42,110	25,763	76,952	41,863
Shipping revenues	$428,224	$299,997	$838,900	$575,281

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

Reconciliations of income from vessel operations of the segments to income before income taxes as reported in the consolidated income statements follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Total income from vessel operations of all segments	$157,646	$93,328	$322,349	$199,799
General and administrative expenses	(34,509)	(31,687)	(71,794)	(60,725)
Gain on disposal of vessels	23,686	5,623	23,691	5,620
Consolidated income from vessel operations	146,823	67,264	274,246	144,694
Equity in income of affiliated companies	4,048	2,885	5,377	6,269
Other income/(expense)	(46,404)	34,290	(43,435)	57,048
Interest expense	(17,191)	(18,281)	(35,554)	(31,449)
Minority interest	(1,112)	—	(2,035)	—
Income before income taxes	$86,164	$86,158	$198,599	$176,562

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of June 30,	2008	2007
Total assets of all segments	$3,491,378	$3,133,046
Corporate cash and securities, including Capital Construction Fund	323,163	957,906
Other unallocated amounts	175,600	123,596
Consolidated total assets	$3,990,141	$4,214,548

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method. As of June 30, 2008, the Company had a 49.9% interest in a joint venture that operates four LNG Carriers, and a 37.5% interest in Alaska Tanker Company, LLC that manages the vessels carrying Alaskan crude oil for BP.

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV for eight year terms.  The Company has a 50% interest in this joint venture. The service contracts provide for two V-Pluses, the TI Africa (currently wholly owned by OSG) and the TI Asia (currently wholly owned by Euronav NV), to be contributed to the joint venture and then converted to FSOs at an approximate cost of $150,000,000 each, excluding lost revenue during the conversion period. The FSOs are expected to commence service in the second half of 2009.   The joint venture expects to finance the conversion costs with bank borrowings.

DHT Maritime, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to DHT Maritime, Inc., formerly Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering.  In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. During 2007, the Company sold the remaining 13,351,500 shares of DHT and received net cash proceeds of $194,706,000.  Such sales reduced the Company’s interest in DHT to 0.0% as of June 30, 2007 from 44.5% as of December 31, 2006.  OSG has time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel.  The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements.

VLCC Joint Venture

In January 2007, the Company acquired a 49.99% interest in a company, which was constructing two VLCCs, for approximately $24,100,000.   In May 2008, the Company and its joint venture partner entered into an agreement terminating the joint venture arrangement.  Under the agreement, the joint venture distributed 100% of the stock of one of the two joint venture subsidiaries, which was constructing a VLCC to be delivered in 2010, to the Company.  The stock of the other joint venture subsidiary was distributed to the Company’s joint venture partner.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $877,110,000 pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of June 30, 2008, the joint venture has recorded a liability of $18,768,000 for the fair value of these swaps.  The Company’s share of such amount is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Time charter equivalent revenues	$61,411	$54,584	$115,520	$107,020
Ship operating expenses	(43,372)	(40,508)	(84,294)	(79,763)
Income from vessel operations	18,039	14,076	31,226	27,257
Other income	415	466	1,156	917
Interest expense *	(9,040)	(3,347)	(17,975)	(6,580)
Net income	$9,414	$11,195	$14,407	$21,594

* Interest is net of amounts capitalized in connection with vessel construction of $3,033 (three and six months ended June 30, 2008), $9,259 (three months ended June 30, 2007) and $17,932 (six months ended June 30, 2007).

Note F — Derivatives and Fair Value Disclosures:

Forward Freight Agreements and Bunker Swaps

The Company enters into tanker Forward Freight Agreements (“FFAs”), FFA options and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business; and, prior to June 30, 2008, for (ii) trading purposes to take advantage of short term fluctuations in the market.

The impact of settlements and changes in fair value of the economic hedging instruments that do not qualify as cash flow hedges and derivative transactions entered into for trading purposes are reflected in other income/(expense). Certain FFAs and bunker swap trades qualified as cash flow hedges for accounting purposes at June 30, 2008 with the change in fair value of the effective portions being recorded in accumulated other comprehensive income/(loss) as a loss amounting to $50,110,000.  All qualifying hedges together with FFAs that do not qualify for hedge accounting are shown at fair value in the balance sheet.

As of June 30, 2008, the Company recorded a net liability of $94,618,000 in other noncurrent liabilities related to the fair values of all of these agreements representing positions that extend to December 2010.  For the six months ended June 30, 2008 and 2007, transactions involving FFAs, FFA options and bunker swaps reduced income by $65,382,000 and $9,190,000, respectively. The amounts for other income/(expense) for the three and six months ended June 30, 2008, include an expense of $30,364,000 related to the mark-to-market adjustment as of June 30, 2008, which is unrealized. These amounts are reflected in the accompanying statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Shipping revenues	$(18,164)	$(4,610)	$(19,718)	$(7,035)
Other income/(expense)	(42,409)	(1,955)	(45,664)	(2,155)
	$(60,573)	$(6,565)	$(65,382)	$(9,190)

The following table presents the hedging expenses, which are net of taxes, that the Company expects to reclassify from accumulated other comprehensive income/(loss) as of June 30, 2008 related to the effective portions of FFAs and bunker swaps that will affect earnings for the balance of 2008 and 2009 and January 2010. The results from these effective cash flow hedges are expected to be offset by changes in the underlying hedged revenues in the periods shown in the table.

In thousands as of June 30, 2008
2008	$25,869
2009	22,424
2010	1,817
$50,110

Interest Rate Swaps

As of June 30, 2008, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $496,142,000 pursuant to which it pays fixed rates ranging from 2.9% to 5.4% and receives floating rates based on LIBOR (approximately 2.8% as of June 30, 2008). These agreements contain no leverage features and have maturity dates ranging from December 2008 to August 2014.  As of June 30, 2008, the Company has recorded an asset of $9,406,000 related to the fair values of these swaps.

Fair Value Disclosures

The following table presents the fair values, which are pre tax, for assets and liabilities measured on a recurring basis as of June 30, 2008 (in thousands):

Description	Fair Value	Level 1: Quoted prices in active markets for identical liabilities		Level 2: Significant other observable inputs
Liabilities:
Derivatives	$85,212	$74,757	(1)	$10,455	(2)
Assets:
Available-for-sale marketable securities	$14,051	$14,051

(1)  Forward Freight Agreements and bunker swaps

(2)  Standard interest rate swaps (gain of $9,406) and FFA options (loss of $19,861)

Note G — Debt:

In November 2007, OSG America L.P., a subsidiary of OSG, entered into a $200 million five-year senior secured revolving credit agreement, which is nonrecourse to the Company.  Borrowings under this facility bear interest at a rate based on LIBOR.  The facility may be extended by 24 months subject to approval by lenders.

During the first six months of 2008, the Company repurchased principal amounts of $7,540,000 of its 8.75% Debentures due in 2013 and its 7.5% Notes due in 2024 and recognized a net gain of approximately $331,000.  In May 2008, the Company redeemed, at a premium, its outstanding 8.25% Senior Notes due March 2013 with a principal amount of $176,115,000 and recognized a loss of $7,265,000, equal to the premium paid, in other income/(expense).  In addition, the Company, wrote off as additional interest expense, the balance of the unamortized deferred debt expense of approximately $2,150,000.

As of June 30, 2008, the Company had unused long-term unsecured credit availability of approximately $1,295,000,000, which reflects $57,444,000 of letters of credit issued principally in connection with collateral requirements for freight derivative transactions.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of June 30, 2008, approximately 28.6% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $44,316,000 and $29,345,000 for the six month periods ended June 30, 2008 and 2007, respectively.

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

As of June 30, 2008, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,250,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $787,000,000.

The components of the provision/(credit) for income taxes follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Current	$(2,491)	$4,332	$(2,208)	$7,250
Deferred	1,720	2,834	1,437	5,668
	$(771)	$7,166	$(771)	$12,918

At December 31, 2007, the Company had a reserve of approximately $5,400,000 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than more likely than not. There was no material change in the reserve during the six months ended June 30, 2008.

Note I — Capital Stock and Stock Compensation:

In June 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock from time-to-time.  Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of June 30, 2008, the Company had repurchased 150,000 shares of its common stock under the 2008 program. In April 2007, the Company’s Board of Directors had authorized a share repurchase program of $200,000,000. As of June 30, 2008, the Company had completed the 2007 share repurchase program and repurchased 2,812,385 shares of its common stock under such program.

In the first six months of 2008 and 2007, the Company awarded a total of 117,541 and 143,351 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the six months ended June 30, 2008 and 2007 was $64.92 and $56.42 per share, respectively.  In addition, in the first six months of 2008 and 2007, options covering 254,991 and 346,391 shares were granted, respectively, at the market prices at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date.  The weighted average exercise prices of options granted during the six months ended June 30, 2008 and 2007 were $64.92 and $58.78 per share, respectively (the market prices at dates of grant).  The weighted average grant date fair values of options granted during the six months ended June 30, 2008 and 2007 were $18.32 and $17.96 per share, respectively.

In the first six months of 2007, the Company granted a total of 278,083 performance related restricted stock units and performance related options covering 146,270 shares to certain of its employees, including senior officers.  Each performance stock unit represents a contingent right to receive one share of common stock if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured.  The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest.  In certain instances, cash dividends, if declared, will be held uninvested and without interest and paid in cash if and when such performance stock units vest.  The weighted average grant-date market prices of the performance stock units awarded during the first six months of 2007 was $56.46 per share.  The estimated weighted average grant-date fair value of performance stock units awarded during the first six months of 2007 was $20.41 per share. The weighted average exercise price of the performance options awarded during the first six months of 2007 was $63.44 per share (the market price at date of grant).  The estimated weighted average grant-date fair value of performance options awarded during the first six months of 2007 was $17.23 per share.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

In the first six months of 2008 and 2007, the Company granted a total of 15,228 and 12,000 restricted stock units respectively, to its non-employee directors.  Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member.  Restricted stock units granted in 2008 vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. Restricted stock units granted prior to 2008 vest upon the earlier of the first anniversary of the date of grant or the next annual meeting of the stockholders.  The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director.  The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.  At the date of the awards in the first six months of 2008 and 2007 the fair market value of the Company’s stock was $78.80 and $79.16 per share, respectively.

Note J — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands as of	June 30, 2008	December 31, 2007
Unrealized gains on available-for-sale securities	$1,782	$—
Unrealized losses on derivative instruments	(52,287)	(12,695)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(5,597)	(5,278)
	$(56,102)	$(17,973)

Included in accumulated other comprehensive income/(loss) at June 30, 2008 are the following amounts that have not yet been recognized in net periodic benefit cost (pension and other postretirement plans):  unrecognized transition obligation of $1,590,000 ($1,108,000 net of tax), unrecognized prior service costs of $476,000 ($387,000 net of tax) and unrecognized actuarial losses of $5,871,000 ($4,102,000 net of tax).  The transition obligation, prior service credit and actuarial loss previously included in accumulated other comprehensive income/(loss) recognized in net periodic cost during the six months ended June 30, 2008 were $100,000, $41,000 and $71,000, respectively.

Note K — Leases:

1.                   Charters-in:

As of June 30, 2008, the Company had commitments to charter-in 77 vessels. Seventy-six of such charter-ins are, or will be, accounted for as operating leases, of which 36 are bareboat charters and 40 are time charters.  The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:
Dollars in thousands as of June 30, 2008	Amount	Operating Days
2008	$65,796	4,904
2009	133,706	8,179
2010	142,573	7,182
2011	152,067	7,273
2012	153,561	7,320
Thereafter	561,138	24,724
Net minimum lease payments	$1,208,841	59,582

Time Charters-in:
Dollars in thousands as of June 30, 2008	Amount	Operating Days
2008	$119,553	5,237
2009	246,547	9,820
2010	233,493	9,168
2011	189,444	7,807
2012	107,758	5,434
Thereafter	311,467	18,189
Net minimum lease payments	$1,208,262	55,655

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

During the six months ended June 30, 2008, the Company sold and chartered back one International Flag Product Carrier, which bareboat charter is classified as an operating lease.  The aggregate gain on the transaction of approximately $12,100,000 was deferred and is being amortized over the seven and one-half year term of the lease as a reduction of charter hire expenses.  The lease provides the Company with certain purchase options.

The future minimum commitments under the one bareboat charter-in that is classified as a capital lease are as follows:

In thousands as of June 30, 2008
2008	$1,104
2009	1,116
Net minimum lease payments	2,220
Less amount representing interest	(88)
Present value of net minimum lease payments	$2,132

 2                   Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands as of June 30, 2008	Amount	Revenue Days
2008	$184,809	7,052
2009	258,581	8,620
2010	228,385	5,832
2011	205,567	4,338
2012	143,891	2,818
Thereafter	179,895	2,967
Net minimum lease payments	$1,201,128	31,627

Future minimum revenues, as reflected in the above table, do not include the Company’s share of time charters entered into by the pools in which it participates. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Charters on two vessels provide the charterer with options to buy the vessels at the end of the charters in June 2009 at fixed prices, which will approximate their expected book values.  As of June 30, 2008, the charterer has exercised its purchase options for both of these vessels.

Note L — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension, and postretirement health care and life insurance plans was not material during the six months ended June 30, 2008 and 2007.

There has been no material contribution to the Company’s domestic defined benefit plans for the 2007 plan year, and the Company believes that there will be no material contribution for the 2008 plan year during 2008.

Note M — Other Income/(Expense):

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Investment income:
Interest and dividends	$2,649	$9,534	$8,946	$16,454
Gain/(loss) on sale of securities and other investments	1	26,270	(6)	41,285
	2,650	35,804	8,940	57,739
Loss on repurchases of debt	(6,834)	—	(6,934)	—
Loss on derivative transactions	(42,409)	(1,955)	(45,664)	(2,155)
Miscellaneous — net	189	441	223	1,464
	$(46,404)	$34,290	$(43,435)	$57,048

Note N — Commitments:

As of June 30, 2008, the Company had remaining commitments for vessels to be wholly owned by the Company of $999,867,000 on non-cancelable contracts for the construction of 19 vessels (one VLCC, four Aframaxes, six Panamax Product Carriers, two Handysize Product Carriers and six ATBs) and the purchase of another two newbuilding Panamax Product Carriers upon their delivery from the shipyard, which are scheduled for delivery between 2008 and 2011.

The Company has entered into agreements to sell two of the above Aframax and two of the Panamax Product Carrier newbuildings upon each vessel’s delivery from the shipyard, at prices that are expected to approximate each vessel’s delivered cost.  These four newbuildings will then be chartered back for periods ranging from 10 to 12 years.  Three of such agreements provide the Company with certain purchase options.

Note O — Vessel Sales:

During the three months ended June 30, 2008, OSG sold three vessels, one International Flag Aframax, one International Flag Handysize Product Carrier and its remaining single hull U.S. Flag barge.

The Company has entered into an agreement to sell one of its 2000-built VLCCs for forward delivery.  The vessel will be delivered to the buyer no later than January 2009, at which time OSG expects to recognize a gain on the sale of approximately $77,000,000.  Such vessel is classified as held for sale in the consolidated balance sheet as of June 30, 2008. The agreement also provides for profit sharing with the buyer, effective through the date of delivery of the vessel, when time charter equivalent rates earned exceed a base rate defined in the agreement.

Note P — Related Party Transactions:

Effective April 1, 2008, OSG entered into a term charter agreement with a subsidiary, OSG America L.P. for the charter-out of the OSG Liberty/OSG 300 and the OSG Constitution/OSG 400, two ATBs currently working in the U.S. Flag lightering business, at fixed daily rates.  The agreement assigns the charter contracts on these two ATBs to OSG America L.P.  The terms of each of the charters are coterminus with the completion of each unit’s lightering service, which is expected to occur through 2009. In addition, also effective April 1, 2008, the Company entered into term charter agreements with OSG America L.P. to charter-in five vessels, three of which were employed by OSG America L.P. in the spot market (two ATBs, the OSG 242/Columbia and the OSG 243/Independence, and one Product Carrier, the Overseas New Orleans) and two Product Carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009. All five of these charter-in agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s then current charter and ending on or about December 31, 2009. Management believes that the fixed daily rates in the above charter-in agreements are at rates that approximate market rates.

Note Q — Supplemental Schedule of Noncash Investing Activities:

In May 2008, the Company and its joint venture partner entered into an agreement terminating a joint venture that was constructing two VLCCs.

Value of assets received	$26,159,000
Cost of investment in joint venture	(26,159,000)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of June 30, 2008 consisted of 121 vessels aggregating 12.8 million dwt and 864,800 cbm, including one vessel that has been chartered-in under a capital lease and 60 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 121 vessels, charters-in for 16 vessels are scheduled to commence upon delivery of the vessels between 2008 and 2011 and 19 newbuilds are scheduled for delivery between 2008 and 2011, bringing the total operating and newbuild fleet to 156 vessels.

Operations:

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy and level of OPEC’s exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrappings or conversions.   The Company’s revenues are also affected by the mix of charters between spot (Voyage Charter) and long-term (Time Charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Overview

Average spot rates for all crude oil carriers (VLCC, Suezmax, Aframax and Panamax) realized their highest second quarter rates so far this decade. These rates largely reflected a significant increase in the shipment of long-haul crudes from the Middle East to both Asia and to the U.S. Other contributing factors included rising demand for middle distillates manufactured from light sweet crude oils, which are increasingly being derived from West Africa and the Mediterranean port of Ceyhan, and a port strike at Fos-Laveras, Europe’s second largest oil hub, that delayed the entry and offloading of tankers. Product Carrier rates in the second quarter of 2008 were lower than in the second quarter of 2007, but higher than those realized in the first quarter of 2008, due primarily to incremental diesel movements from the U.S. to Europe and South America, an increase in intra-Asian movements as China imported a record level of diesel during the second quarter of 2008 and from additional movements of diesel from Singapore to Australia.

Second quarter 2008 non-OPEC supplies declined by approximately 900,000 barrels per day (“b/d”) compared with the second quarter of 2007 primarily due to lower production in North America, Latin America and the North Sea.  This resulted in refiners placing greater reliance on long-haul suppliers to meet their crude oil requirements. OPEC Middle East production during the second quarter of 2008 was reported at 21.6 million b/d, approximately 1.3 million b/d over second quarter 2007. Additionally, production in West Africa OPEC in the second quarter of 2008 increased compared with the same period last year as production from new deepwater fields in Angola offset a decline in Nigerian production caused by civil unrest. The start-up of the Gunashi field in Azerbaijan, which ties into the Baku-Tbilisi-Ceyhan (“B-T-C”) pipeline, increased the volume of crude oil available for export at Ceyhan.  Crude oil from Ceyhan is ordinarily shipped on VLCCs, Suezmaxes or Aframaxes to refineries in the U.S., Asia, Northwest Europe and within the Mediterranean region.

Second quarter 2008 world oil demand was 86.15 million b/d, an increase of 1.07 million b/d, or 1.3% over the second quarter of 2007. Demand in non-OECD countries increased by 3.5% (1.3 million b/d) against a decline of 0.5% (0.2 million b/d) in OECD countries. Demand in China increased by 230,000 b/d, led primarily by a rise in gasoline and middle distillate consumption. Car sales in China in 2008 are up by 17% compared with the prior year period. Demand in India increased by approximately 140,000 b/d as its economic expansion continued. Middle East demand increased by 340,000 b/d as price subsidies continued to shield Middle East consumers from world market prices. However, demand in the U.S. declined as crude oil prices reached record high levels of over $140 per barrel in the second quarter, with a corresponding increase in gasoline prices. High energy prices combined with an economic slowdown reduced demand in the U.S. by 600,000 b/d compared with the second quarter of 2007.

Seaborne crude oil imports into China during the second quarter of 2008 increased by approximately 10% compared with the second quarter of 2007. Crude imports from both South America and West Africa increased by over 20% while imports from the Middle East increased by 10%. China’s seaborne crude oil imports during the first six months of 2008 increased by approximately 15% compared with the same period in 2007.

Crude tanker rates in the first half of this year were well above the same period in 2007. Strong VLCC rates reflected the increase in Middle East production as well as a reduction in available tonnage due, in part, to the deployment of 20 VLCC tankers by Iran for the storage of heavy crude oil, and to a net decline in fleet tonnage as conversions and deletions exceeded deliveries. Aframax and Suezmax rates also increased as crude oil movements from Ceyhan rose by 34% and the wide spread between Light Louisiana Sweet and Brent prices created arbitrage opportunities resulting in a strong Aframax demand in the Atlantic basin.

Overall OPEC production during the first half of 2008 increased by approximately 2.0 million b/d over the comparable 2007 period, of which 1.3 million b/d was sourced from the Middle East. The higher output reflects a 500,000 b/d increase in OPEC quotas (primarily by Saudi Arabia) introduced in late 2007, an increase in output of 460,000 b/d in Iraq, which is not currently subject to production quotas, and a further increase of 300,000 b/d announced by Saudi Arabia in May 2008. Additionally, increased Angolan production of 270,000 b/d derived from new deepwater projects was only partially offset by a reduction of 150,000 b/d in Nigeria as civil unrest there continued to adversely impact production.

World oil demand during the first half of 2008 was approximately 86.4 million b/d, an increase of 800,000 b/d, or 1.0%, compared with the first six months of 2007.  Product demand increased in all areas of the world except North America. While gasoline demand declined in North America (primarily in the U.S.), diesel demand in OECD Europe and fuel oil demand required for power generation in Japan increased. Demand in non-OECD areas such as China, India, the Middle East and South America increased in part due to price subsidies and stronger economic growth than in OECD countries.

Crude oil inventories in the U.S. at the end of June 2008 were approximately 300 million barrels, a decline of 19 million barrels during the second quarter. This level is approximately 54 million barrels below last year’s level. Additionally, the second quarter inventory build in OECD countries is estimated at just 100,000 b/d, substantially below the five-year average second quarter build of 900,000 b/d. Refiners in OECD areas, especially in the U.S. and Europe, reduced crude oil inventory levels relative to last year due to lower refining margins, the higher cost of carrying inventories, lower gasoline sales and an uncertain economic environment.

Newbuilding prices remained strong during the first half of 2008. Orders for VLCCs increased by 78% in the first six months of 2008 compared with the orders recorded in all of 2007.  As a result, VLCC newbuilding prices have increased by approximately 5% since the beginning of the year. The newbuilding prices for Suezmax tankers also increased by approximately 5% while newbuilding prices for Product Carriers remained constant relative to the beginning of the year.

The tables below show the daily TCE rates that prevailed in markets in which the Company’s vessels operated for the periods indicated. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates required the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages, waiting time and the portion of revenue generated from long-term charters. For example, TCE rates for VLCCs are reflected in the earnings of the Company approximately one month after such rates are reflected in the tables below, calculated on the basis of fixture dates.

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average	$108,300	$44,100	$95,900	$44,200
High	$199,300	$69,200	$250,000	$75,600
Low	$28,300	$20,200	$28,300	$20,200

* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the second quarter and first six months of 2008 averaged $108,300 per day and $95,900 per day, respectively. Second quarter and year-to-date rates were more than double rates realized in the same periods of 2007. Second quarter 2008 rates were also 30% above those in the first quarter of 2008.

The key reasons for higher rates, both in the second quarter and in the first six months of 2008 compared with the same period last year, include the increase in Middle East OPEC production of over 1 million b/d, the reduction in the size of the fleet to date in 2008, the employment by Iran of 20 VLCCs as floating crude oil storage and the increased reluctance of refiners in Asia to utilize single hull tankers in the aftermath of the Hebei Spirit oil spill.

Middle East crude oil delivered to Asia in the first half of 2008 has been significantly above 2007 levels. Middle East crude deliveries increased by about 400,000 b/d to Japan, 200,000 b/d to China and approximately 500,000 b/d to Other Asia, which includes Singapore, Thailand, South Korea and India. China also increased crude imports by approximately 100,000 b/d from West Africa, which further enhanced tonne-mile demand.

Changes in supply patterns in the U.S. and Europe also increased tonne-mile demand relative to a year ago. A reduction of approximately 200,000 b/d of Venezuelan crude exports to the U.S. and a decline in Mexican crude production resulted in an increase in shipments of approximately 300,000 b/d from Middle East sources in both the second quarter and the first six months of 2008. Additionally, lower North Sea production resulted in an increase in seaborne imports into Europe from both West Africa and the port of Ceyhan.

The 20 VLCCs used by Iran as floating crude oil storage effectively lowered available tonnage, especially during the second quarter.  Additional tonne-mile demand combined with lower available tonnage provided the environment for strong VLCC rates.

The number of VLCCs in service as of July 1, 2008 was 508 vessels (150.1 million dwt). The VLCC orderbook totaled 236 vessels (73.0 million dwt) at July 1, 2008, equivalent to 48.6% of the existing VLCC fleet, based on deadweight tons.

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average	$74,500	$38,500	$61,000	$43,000
High	$106,000	$53,800	$106,000	$79,200
Low	$39,000	$32,600	$27,000	$32,600

* 2008 rates based on West Africa to U.S. Gulf Coast; 2007 rates based on West Africa to U.S. East Coast

Rates during the second quarter of 2008 averaged $74,500 per day, 94% above average rates in the second quarter of 2007 and 57% higher than average rates in the first quarter of 2008.

Suezmax rates were positively influenced by high VLCC rates, strong global demand for diesel oil that continues to keep West African and Azeri Light crude oils in favor with refiners, and a tight supply of Suezmax tankers in most of the markets in which they trade.

The strength of Tapis crude oil prices in Asia combined with the increasing unreliability of Nigerian crude oil supplies prompted many Asian refiners to purchase more of their light sweet crude oil at Ceyhan. Also, Asian refiners with limited desulphurization capacity, such as in India and Thailand, increased their purchases of Azeri Light crude oil.

With the recent start-up of the Gunashi field in Azerbaijan, crude oil volumes that flow through the B-T-C pipeline currently average about 850,000 b/d and are forecast to increase to approximately 1.0 million b/d by the end of 2008. Second quarter and first half of 2008 volumes were, respectively, about 15% and 30% higher than the same periods in 2007.

The growing long-haul North African crude oil movements to China, which increased tonne-mile demand, and a port strike at Fos-Laveras, which effectively reduced the available supply of suitable vessels, positively impacted Suezmax rates during the second quarter of 2008.

Strong demand for diesel in the world is boosting demand for higher distillate-yielding light sweet crude from West Africa. Increased demand in the U.S. and higher diesel exports from the U.S. to Europe and South America resulted in a strong trans-Atlantic market and boosted rates to over $100,000 per day in May.

The world Suezmax fleet increased by four vessels during the first half of 2008 to 369 vessels (55.9 million dwt) at July 1, 2008. The Suezmax orderbook was 157 vessels (24.8 million dwt) at July 1, 2008, representing 44.4% of the existing Suezmax fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average	$53,400	$27,100	$44,600	$32,300
High	$95,000	$38,000	$95,000	$51,000
Low	$19,300	$19,400	$5,200	$19,400

* Based on Caribbean to the U.S .Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the second quarter of 2008 averaged $53,400 per day, an increase of 97% from the second quarter of 2007 and 49% above the first quarter of 2008. Multiple factors that constrained supply largely accounted for the higher rates.

Aframax rates in the Caribbean were strong in both the second quarter and first half 2008 relative to the same 2007 timeframes. An increase in fuel oil shipments from the Caribbean to Asia boosted tonne-mile demand. Concurrently, there were weather-related delays along the U.S. Gulf Coast and delays in the Caribbean due to limited shore based storage capacity, both of which tied up tonnage. Lightering activity in the Gulf of Mexico during the second quarter and first six months of 2008 also exceeded year ago levels as refiners significantly increased their imports of Saudi Arabian crude oil.   Price discounts offered by the Saudis in late 2007 and during the second quarter of 2008 resulted in higher refining margins compared with other shorter-haul crude oils.

Aframax rates in the Mediterranean strengthened in the second quarter of 2008 primarily as a result of the port strike at Fos-Laveras, which resulted in vessel dislocations and effectively tightened available tonnage. This more than offset the decline in North Sea production and a reduction in discretionary refinery crude runs in Europe due to lower margins.

The world Aframax fleet expanded by 13 vessels since December 31, 2007 and reached 768 vessels (79.0 million dwt) at July 1, 2008. The Aframax orderbook was 286 vessels (31.5 million dwt) at July 1, 2008, representing 39.8% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils*
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average	$35,000	$27,700	$31,800	$29,500
High	$51,000	$43,500	$53,800	$43,500
Low	$26,700	$15,000	$14,300	$15,000

*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $35,000 per day during the second quarter of 2008, 23% higher than the previous quarter and 26% above the corresponding quarter in 2007.

Much of the buoyancy in the Panamax rates was attributable to the strength in the larger size tanker markets and an increase in crude oil exports from Colombia to the U.S. West Coast. In addition, significant canal and port delays during the second quarter contributed to a tightening in tanker supply, which increased utilization rates.

Fuel oil inventory levels in the U.S. stood at approximately 39 million barrels at the end of June 2008, about the same level as at the beginning of the year and at the end of the first quarter of 2008. It is unlikely that inventory levels or fuel oil demand will increase in the near term since fuel oil prices currently remain above natural gas prices on a BTU basis.

The world Panamax fleet at July 1, 2008 was 393 vessels (27.0 million dwt), an increase of ten tankers since the beginning of this year.  The Panamax orderbook was 148 vessels (10.5 million dwt) at July 1, 2008, representing 38.8% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average	$28,300	$29,700	$22,800	$29,000
High	$38,000	$39,000	$38,000	$39,000
Low	$11,100	$19,500	$11,100	$19,100

* Based on 60% trans-Atlantic and 40% Caribbean to U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $28,300 per day during the second quarter of 2008, about 5% below second quarter of 2007 rates but 64% above first quarter 2008 rates.

The strengthening in rates relative to the first quarter of 2008 was due to an increase in diesel movements throughout the world. A fire at a natural gas facility in Australia and increased demand from the trucking sector boosted Australian diesel imports to record high levels. There were increases in diesel shipments from the U.S. Gulf Coast to Chile and Europe with the movements to Europe coupled with gasoline backhauls. Diesel demand in China in the first half of 2008 continued to increase, resulting in diesel imports reaching an all-time high of 170,000 b/d in May and averaging 125,000 b/d more than in the first half of 2007.

Freight rates in 2007 benefited from gasoline arbitrage opportunities to the U.S. An increase in gasoline demand during the first half of 2007 and a reduction in U.S. gasoline production due to unanticipated refining downtime, created a higher than expected gasoline deficit in the U.S. that opened the arbitrage window with Europe.

Due to record high prices in 2008, gasoline demand in the U.S. declined by approximately 4% in the first half of 2008 compared with the same period in 2007. At the same time, ethanol use increased by approximately 200,000 b/d, further reducing the demand for domestically manufactured gasoline. Lower gasoline demand in the U.S. combined with significantly higher crude oil prices resulted in a significant reduction in the gasoline crack spread compared with the prior year. All of these factors contributed to discretionary refining cuts in both the U.S. and Europe.

The world Handysize fleet increased by 52 vessels during the first half of 2008, reaching 1,392 vessels (58.1 million dwt) at July 1, 2008. The Handysize orderbook was 591 vessels (27.3 million dwt) at July 1, 2008, equivalent to 47.0% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates Jones Act Product Carriers and Product Articulated Barges (ATBs)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
40,000 dwt Tankers	$38,900	$56,700	$44,500	$60,800
30,000 dwt ATBs	$21,400	$37,000	$26,500	$39,500

Rates for Jones Act Product Carriers and ATBs during the second quarter of 2008 averaged $38,900 per day and $21,400 per day, respectively.  These rates were, respectively, 31% and 42% below those in the second quarter of 2007. Lower second quarter 2008 rates reflected a decline in U.S. Gulf Coast refining utilization rates from 89.3% in the second quarter of 2007 to 86.7% in the second quarter of 2008, as well as significantly higher bunker costs that could not be passed on to customers in the spot market. Lower refinery utilization rates during the first half of the year reflected a reduction in gasoline sales volumes exacerbated by a reduction in gasoline refining margins resulting from the significant increase in crude oil prices.

The Delaware Bay lightering business transported an average of 257,000 b/d during the second quarter, which was 3% above the first quarter of 2008 but 7% below the second quarter of 2007. The primary reason for the increase in second quarter 2008 volumes relative to the prior quarter was a reduction in refinery maintenance activities, increasing crude oil requirements at the Delaware River refineries. The reduction in lightering volumes compared with the second quarter of 2007 was due to a reduction in refining utilization rates on the U.S. East Coast from 86% in the second quarter of 2007 to approximately 80% in the second quarter of 2008.

The June 30, 2008 Jones Act Product Carrier orderbook consisted of 32 tankers and barges in the 160,000 to 420,000 barrel size range, which are scheduled for delivery through 2012, and one additional vessel scheduled for delivery beyond 2011 resulting in a total orderbook of 33 vessels. These additions will be partially offset by deletions as there are 22 vessels (fifteen through 2012 and seven from 2013 through 2018) that will be phased out in accordance with OPA 90 regulations. An additional eight double-hull tankers that are over 35 years old will also likely be retired, resulting in a total of 30 vessels to be phased out.

Outlook

The tanker market sustained an unprecedented level of strength during the first half of 2008 primarily due to increased Middle East production that compensated for production declines in non-OECD areas and resulted in a significant increase in long-haul movements. Limited growth in tanker supply combined with charterers’ increased preference for double hull tankers in the wake of stricter maritime regulations resulted in a tight demand-supply situation where demand rose while supply remained stable.

According to the International Energy Agency, world oil demand in 2008 is expected to average 86.9 million b/d, an increase of 1.0%, or 900,000 b/d, above 2007. Demand growth is forecast to increase by 1.1% during both the third and fourth quarters of 2008 relative to the comparable 2007 periods. Similarly to the first half of 2008, non-OECD demand growth in the second half of 2008 is forecast to increase 3.7% while demand in OECD areas is forecast to decline by approximately 0.8%.

To meet the increase in demand during the second half of 2008 and to alleviate supply fears, Saudi Arabia pledged to increase output by another 200,000 b/d beginning in July and to further increase production should the need arise. Additionally, to address questions concerning future oil supplies, Saudi Arabia also announced that it will increase future output capacity to 15 million b/d by 2018.

Refinery expansions in Asia during the last half of 2008 and 2009 will generate additional crude oil movements from the Middle East, West Africa and Ceyhan. India’s 580,000 b/d Reliance refinery is due to come on stream in the fourth quarter of 2008 and new refineries and expansions in China in 2008 and 2009 are forecast to increase overall refining capacity by approximately 1.4 million b/d by the end of 2009.

Higher crude oil prices in 2008 are increasing costs not only for gasoline and middle distillates but also for products that are derived from oil, such as asphalt and plastics, and for agricultural commodities, which cost more to grow and to ship, due to higher fuel costs. Several non-OECD Asian countries, including China and India, have recently increased their domestic retail product prices. The inflationary impact of high oil prices to end consumers could slow economic growth in OECD as well as non-OECD countries and ultimately, reduce the overall demand for oil.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Geopolitical events, such as ongoing violence in Nigeria’s oil producing Niger delta and recent attacks on deepwater production facilities in Nigeria that reduced production and escalating tensions with Iran could also cause changes in supply patterns that could significantly impact rates.

The growth in tanker supply for 2008 is forecast to be below 2007 levels. Net fleet additions are forecast to be lowest in the VLCC and Suezmax tanker sectors, as both conversions and scrappings should offset new tonnage that is forecast to enter the market during the second half of 2008. Product Carriers are expected to show the largest net additions. Overall, tanker supply is expected to grow by approximately 5% to 6% in 2008.

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

Vessel Lives and Impairment

The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years (except for LNG Carriers for which an estimated useful life of 35 years is used) from the date such vessel was originally delivered from the shipyard or 20 years from the date the Company’s ATBs were rebuilt.  Effective January 1, 2008, the Company effected a change in estimate related to the estimated scrap rate for substantially all of its vessels from $150 per lightweight ton to $300 per lightweight ton.  The resulting increase in salvage value will reduce depreciation by approximately $10,900,000 for the year ended December 31, 2008 and by approximately $2,700,000 for each quarter in 2008.  The Company’s assumptions used in the determination of estimated salvage value took into account current scrap prices, which were in excess of $700 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2007, which ranged from $250 to over $500 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.  Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

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

Income from Vessel Operations:

During the second quarter of 2008, TCE revenues increased by $111,880,000, or 41%, to $386,114,000 from $274,234,000 in the second quarter of 2007 mainly due to a 945 day increase in revenue days and a significant counter seasonal increase in the daily TCE rates earned by the Company’s VLCCs and Aframaxes.  VLCCs and Aframaxes accounted for $73,106,000 of the quarter-over-quarter increase in TCE revenues.  During the second quarter of 2008, approximately 61% of the Company’s TCE revenues were derived from spot earnings compared with 63% in the second quarter of 2007.  In the second quarter of 2008, approximately 39% of TCE revenues were generated from fixed earnings, which comprise time or bareboat charters (“term”) and synthetic time charters, which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters using FFAs and bunker swaps that qualify as cash flow hedges.  Fixed earnings represented 37% of the Company’s TCE revenues in the second quarter of 2007.  During the first six months of 2008, TCE revenues increased by $228,530,000, or 43%, to $761,948,000 from $533,418,000 in the first six months of 2007 mainly due to an increase of approximately 2,000 revenue days and a significant increase in the daily TCE rates earned by the Company’s VLCCs. During the first six months of 2008, approximately 64% of the Company’s TCE revenues were derived from spot earnings compared with 62% in the first six months of 2007.  In the first six months of 2008, approximately 36% of TCE revenues were generated from time, bareboat, or synthetic time charters compared with 38% in the first six months of 2007.

OSG operates most of its crude oil tankers in commercial pooling arrangements (“Pools”).  The Pools’ cargo commitments make them attractive, but such cargo commitments limit the Pools’ ability to support any significant portfolio of time charters. Accordingly, OSG enters into forward freight agreements (“FFAs”) and bunker swaps to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and are effective are reflected in TCE revenues in the periods to which such hedges relate. Including such positions, the Company achieved TCE rates for VLCCs of $73,832 per day for 609 days for the second quarter of 2008.  The June 30, 2008 mark-to-market for derivative positions through 2010 that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income (stockholders’ equity). The actual results of these hedge positions will be reflected in the Company’s earnings in the periods to which the positions relate, essentially creating fixed charter revenues. The results of derivative positions that do not qualify for hedge accounting treatment are reflected in other income/(expense) and resulted in an expense of $42.4 million in the quarter ended June 30, 2008, including mark-to-market unrealized losses at June 30, 2008 of $30.4 million.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the second quarter of 2008, income from vessel operations increased by $79,559,000, or 118%, to $146,823,000 from $67,264,000 in the second quarter of 2007.  During the first six months of 2008, income from vessel operations increased by $129,552,000, or 90%, to $274,246,000 from $144,694,000 in the first six months of 2007. See Note D to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before income taxes, as reported in the consolidated statements of operations.  Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

	Three Months Ended June 30,		Six Months Ended June 30,
International Crude Tankers (dollars in thousands)	2008	2007	2008	2007
TCE revenues	$254,950	$160,310	$503,810	$307,112
Vessel expenses	(28,569)	(23,792)	(57,365)	(43,850)
Charter hire expenses	(72,675)	(48,916)	(137,700)	(82,352)
Depreciation and amortization	(18,361)	(18,711)	(36,895)	(35,778)
Income from vessel operations (a)	$135,345	$68,891	$271,850	$145,132
Average daily TCE rate	$55,571	$38,713	$55,117	$38,738
Average number of owned vessels (b)	25.5	26.0	25.7	26.0
Average number of vessels chartered-in under operating leases	26.1	21.1	25.2	18.9
Number of revenue days (c)	4,588	4,141	9,141	7,928
Number of ship-operating days:(d)
Owned vessels	2,320	2,366	4,686	4,706
Vessels bareboat chartered-in under operating leases	546	364	1,064	724
Vessels time chartered-in under operating leases	1,649	1,393	3,146	2,546
Vessels spot chartered-in under operating leases	175	159	383	159

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

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2008 and 2007 between spot and fixed charter rates and the related revenue days. The Company has entered into Forward Freight Agreements (“FFAs”) and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs and Aframaxes in the spot market. These derivative instruments create synthetic time charters because their impact is to effectively create a level of fixed TCE earnings. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are substantially equivalent to results from time chartering vessels in the physical market.  The impact of these derivatives, which qualify for hedge accounting treatment under FAS 133, are now reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

	2008		2007
Three months ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$98,747	$73,832	$54,353	$—
Revenue days	819	609	1,377	—
Suezmaxes:
Average rate	$61,098	$—	$—	$—
Revenue days	182	—	—	—
Aframaxes:
Average rate	$44,514	$30,235	$35,118	$29,005
Revenue days	1,475	325	1,135	530
Panamaxes:
Average rate	$35,625	$26,492	$34,287	$24,573
Revenue days	544	452	390	527

	2008		2007
Six months ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$98,648	$80,487	$51,109	$—
Revenue days	2,065	834	2,754	—
Suezmaxes:
Average rate	$47,649	$—	$—	$—
Revenue days	336	—	—	—
Aframaxes:
Average rate	$40,063	$30,765	$38,224	$30,930
Revenue days	2,931	644	1,909	1,030
Panamaxes:
Average rate	$35,086	$26,565	$32,912	$24,819
Revenue days	1,088	903	809	1,065

During the second quarter of 2008, TCE revenues for the International Crude Tankers segment increased by $94,640,000, or 59%, to $254,950,000 from $160,310,000 in the second quarter of 2007 reflecting a significant increase in average rates earned on the VLCCs and Aframaxes and a 447 day increase in revenue days. The increase in revenue days reflects the Company’s expansion into Suezmaxes late in 2007.

Vessel expenses increased by $4,777,000 to $28,569,000 in the second quarter of 2008 from $23,792,000 in the second quarter of 2007 reflecting an increase of 136 owned and bareboat chartered-in days.  This increase was attributable to the commencement of bareboat charters-in on two Suezmaxes in December 2007 and January 2008, respectively.  The above increase in days was partially offset by the sale of the Pacific Ruby in May 2008.  Average daily vessel expenses increased by $1,371 per day, principally as a result of increased crew costs, fees and services and repairs.  Charter hire expenses increased by $23,759,000 to $72,675,000 in the second quarter of 2008 from $48,916,000 in the second quarter of 2007, principally as a result of (i) additional profit sharing due to the owners of chartered-in VLCC and Aframax tonnage because of the increase in the TCE rates earned in the 2008 quarter compared with the second quarter of 2007, and (ii) the Suezmax bareboat charters-in discussed above and additional chartered-in vessels, primarily in the Aframax fleet.

During the first six months of 2008, TCE revenues for the International Crude Tankers segment increased by $196,698,000, or 64%, to $503,810,000 from $307,112,000 in the first six months of 2007. This increase resulted principally from a significant increase in daily TCE rates earned by the VLCCs, and an increase of 1,213 days revenue days.  The International Crude Tankers segment includes the operating results of the Heidmar lightering business from April 1, 2007, the effective date of the transaction.

Vessel expenses increased by $13,515,000 to $57,365,000 in the first six months of 2008 from $43,850,000 in the first six months of 2007 reflecting a net 320 day increase in owned and bareboat chartered-in days.  This increase reflects the commencement of the Suezmax bareboat charters-in.  In addition, average daily vessel expenses increased by $1,727 per day, principally as a result of increases in crew costs, fees and services and repairs and the timing of delivery of stores and spares.  Charter hire expenses increased by $55,348,000 to $137,700,000 in the first six months of 2008 from $82,352,000 in the first six months of 2007, principally as a result of (i) the acquisition of the Heidmar lightering business, which added $16,218,000, (ii) additional profit sharing due to the owners of chartered-in VLCC and Aframax tonnage because of the increase in the TCE rates earned in the first six months of 2008 compared with the first six months of 2007, and (iii) an increase in chartered-in tonnage, including the two Suezmaxes discussed above.  Depreciation and amortization increased by $1,117,000 to $36,895,000 from $35,778,000 in the first six months of 2007 principally due to the inclusion of amounts attributable to the Heidmar lightering business, partially offset by the impact on depreciation of the increase in salvage values effective on January 1, 2008 and the sale of the Pacific Ruby during the second quarter of 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
International Product Carriers (dollars in thousands)	2008	2007	2008	2007
TCE revenues	$71,597	$59,223	$138,004	$117,121
Vessel expenses	(23,695)	(21,290)	(45,126)	(40,164)
Charter hire expenses	(18,316)	(13,134)	(34,119)	(24,216)
Depreciation and amortization	(13,614)	(10,925)	(27,411)	(22,284)
Income from vessel operations	$15,972	$13,874	$31,348	$30,457
Average daily TCE rate	$22,348	$21,477	$21,708	$20,772
Average number of owned vessels	15.3	15.3	15.7	16.1
Average number of vessels chartered-in under operating leases	20.9	17.5	20.3	16.6
Number of revenue days	3,204	2,757	6,357	5,638
Number of ship-operating days
Owned vessels	1,395	1,389	2,851	2,918
Vessels bareboat chartered-in under operating leases	1,456	1,274	2,883	2,445
Vessels time chartered-in under operating leases	449	318	813	562

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2008 and 2007 between spot and fixed charter rates and the related revenue days.  The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2008		2007
Three months ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$35,140	$18,625	$—	$18,761
Revenue days	182	180	—	182
Handysize Product Carriers:
Average rate	$25,131	$20,799	$29,785	$18,998
Revenue days	1,031	1,811	725	1,850

	2008		2007
Six months ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$34,876	$18,633	$—	$18,211
Revenue days	364	362	—	362
Handysize Product Carriers:
Average rate	$24,849	$20,081	$28,643	$18,530
Revenue days	1,863	3,768	1,448	3,828

During the second quarter of 2008, TCE revenues for the International Product Carriers segment increased by $12,374,000, or 21%, to $71,597,000 from $59,223,000 in the second quarter of 2007. This increase in TCE revenues resulted primarily from an increase in revenue days attributable to an increase in chartered-in Handysize Product Carriers, reflecting the delivery of five vessels since April 1, 2007, the acquisition of two Panamax Product Carriers, the Overseas Luzon and the Overseas Visayas, during the second half of 2007, and 126 fewer off hire days in the current quarter.  The above increase in revenue days was partially offset by the sale of two Handysize Product Carriers, the Overseas Aquamar and the Overseas Almar subsequent to April 1, 2007.

Vessel expenses increased by $2,405,000 to $23,695,000 in the second quarter of 2008 from $21,290,000 in the prior year’s second quarter principally due to an increase in owned and bareboat chartered-in days, attributable to the fleet additions discussed above, and a $316 per day increase in average daily vessel expenses, which was principally the result of increases in crew costs. Charter hire expense increased by $5,182,000 to $18,316,000 in the second quarter of 2008 from $13,134,000 in the second quarter of 2007 due to the delivery of two time chartered-in vessels and two bareboat chartered-in vessels subsequent to April 1, 2007, and the sale and leaseback under a bareboat charter of one Handysize Product Carrier in the first quarter of 2008.  Depreciation and amortization increased by $2,689,000 to $13,614,000 in the second quarter of 2008 from $10,925,000 in the second quarter of 2007 principally due to the acquisition of  the two Panamax Product Carriers referred to above and increased amortization associated with older vessels that drydocked during 2008 and 2007.  A number of the Handysize Product Carriers that drydocked in 2007, for the first time following the acquisition of Stelmar, are operating on bareboat charters that expire in mid 2009, thus shortening the period over which such drydock costs are amortized.

During the first six months of 2008, TCE revenues for the International Product Carriers segment increased by $20,883,000, or 18%, to $138,004,000 from $117,121,000 in the first six months of 2007. This increase in TCE revenues resulted primarily from an increase in revenue days attributable to the acquisition of the Overseas Luzon and Overseas Visayas, the delivery of two time chartered-in Handysize Product Carriers, and the delivery of two bareboat chartered-in Handysize Product Carriers and 95 fewer off hire days in the first half of 2008.  The above increase in revenue days was partially offset by the sale of one vessel during the second quarter of 2008.

Vessel expenses increased by $4,962,000 to $45,126,000 in the first six months of 2008 from $40,164,000 in the comparable period of the prior year due to an increase in operating days and a $379 per day increase in average daily vessel expenses.  The increase in average daily vessel expenses was principally attributable to higher crew costs.  Charter hire expenses increased by $9,903,000 to $34,119,000 in the first six months of 2008 from $24,216,000 in the first six months of 2007 due to the delivery of the chartered-in vessels discussed above and the sale and bareboat charter back of three Handysize Product Carriers since January 1, 2007. Depreciation and amortization increased by $5,127,000 to $27,411,000 in the first six months of 2008 from $22,284,000 in the first six months of 2007 principally due to the impact of accelerated drydock amortization on older Handysize Product Carriers discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
Other International (dollars in thousands)	2008	2007	2008	2007
TCE revenues	$7,887	$5,933	$15,666	$10,815
Vessel expenses	(1,123)	(46)	(1,762)	(252)
Charter hire expenses	(3,137)	(3,162)	(6,303)	(6,347)
Depreciation and amortization	(1,543)	(1,467)	(3,137)	(2,801)
Income from vessel operations	$2,084	$1,258	$4,464	$1,415
Average daily TCE rate	$28,886	$32,642	$28,739	$29,895

Average number of owned vessels	1.0	—	1.0	—
Average number of vessels chartered in under operating leases	2.0	2.0	2.0	2.0
Number of revenue days	273	182	545	362
Number of ship-operating days:
Owned vessels	91	—	182	—
Vessels time chartered-in under operating leases	182	182	363	362

As of June 30, 2008, the Company operated three Other International Flag vessels: two Dry Bulk Carriers and one Pure Car Carrier that was reflagged from the U.S. Flag in late October 2007. All three vessels are employed on long-term charters.

	Three Months Ended June 30,		Six Months Ended June 30,
U. S. Segment (dollars in thousands)	2008	2007	2008	2007
TCE revenues	$51,680	$48,768	$104,468	$98,370
Vessel expenses	(24,398)	(23,730)	(46,401)	(45,407)
Charter hire expenses	(9,240)	(2,737)	(15,917)	(4,449)
Depreciation and amortization	(13,797)	(12,996)	(27,,463)	(25,719)
Income from vessel operations	$4,245	$9,305	$14,687	$22,795
Average daily TCE rate	$32,640	$30,029	$32,997	$29,936
Average number of owned vessels	16.0	19.0	16.5	19.3
Average number of vessels chartered in under operating leases	3.9	2.0	3.4	1.8
Number of revenue days	1,583	1,624	3,166	3,286
Number of ship-operating days:
Owned vessels	1,456	1,729	3,003	3,496
Vessels bareboat chartered-in under operating leases	354	182	627	322

In late-June 2008, the Company purchased two Product Carriers, the Overseas New Orleans and Overseas Philadelphia, which had previously been operating on bareboat charters-in that were classified as capital leases.

During the second quarter of 2008, TCE revenues for the U.S. segment increased by $2,912,000, or 6%, to $51,680,000 from $48,768,000 in the second quarter of 2007. The increase is mainly due to an increase in the average daily TCE rates earned.  The number of revenue days decreased slightly compared with the same quarter in 2007.  The fleet has taken delivery of the first four vessels (Overseas Houston, Overseas Long Beach, Overseas Los Angeles and the Overseas New York) in a series of twelve Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard and bareboat chartered to the Company.  In addition, the OSG 243, an ATB that has been converted from single hull to double hull delivered in late-April 2008.  These increases were offset by the sale of two Dry Bulk Carriers and the transfer of the Pure Car Carrier, Overseas Joyce, to Marshall Islands Flag during the fourth quarter of 2007.  The Company also sold its remaining single hull barge in the second quarter of 2008.

Vessel expenses increased by $668,000 to $24,398,000 in the second quarter of 2008 from $23,730,000 in the second quarter of 2007 principally due to an increase in average daily vessel expenses of $1,095 per day. This increase was principally attributable to increases in crew costs.  In addition, the reflagging of the Overseas Joyce to International Flag had the effect of increasing average daily vessel expenses since this vessel was receiving a subsidy under the U.S. Maritime Security Program that was intended to offset the increased cost of operating such vessel under the U.S. Flag. Charter hire expenses increased by $6,503,000 to $9,240,000 in the second quarter of 2008 from $2,737,000 in the second quarter of 2007 principally due to the delivery of three of the four vessels referred to above after March 31, 2007.  Depreciation and amortization increased by $801,000 to $13,797,000 in the second quarter of 2008 from $12,996,000 in the second quarter of 2007 principally due to the amortization of costs incurred on vessels in the former Maritrans fleet that drydocked for the first time since the November 2006 acquisition.

During the first six months of 2008, TCE revenues for the U.S. segment increased by $6,098,000, or 6%, to $104,468,000 from $98,370,000 in the first six months of 2007. The increase relates to the same factors described above with respect to the quarter-over-quarter variances.

Vessel expenses increased by $994,000 to $46,401,000 in the first six months of 2008 from $45,407,000 in the first six months of 2007 principally due to an increase in average daily vessel expenses of $904 per day. This increase was principally attributable to increases in crew costs. Charter hire expenses increased by $11,468,000 to $15,917,000 in the first six months of 2008 from $4,449,000 in the first six months of 2007 principally due to the four Aker vessels which were bareboat chartered-in since January 1, 2007.  Depreciation and amortization increased by $1,744,000 to $27,463,000 in the first six months of 2008 from $25,719,000 in the first six months of 2007 principally due to the amortization of drydock costs incurred on vessels in the former Maritrans fleet that drydocked for the first time since the November 2006 acquisition.

General and Administrative Expenses

During the second quarter of 2008, general and administrative expenses increased by $2,822,000 to $34,509,000 from $31,687,000 in the second quarter of 2007 principally because of the following:

•                  an increase in compensation and benefits paid to shore-based staff of $1,700,000, including $496,000 related to non cash stock compensation;

•                  higher legal and consultancy costs of $959,000 and;

•                  incremental costs associated with the Manila office of $534,000.

During the first six months of 2008, general and administrative expenses increased by $11,069,000 to $71,794,000 from $60,725,000 in the first six months of 2007 principally because of the following:

•                  an increase in compensation and benefits paid to shore-based staff of $5,200,000, including $1,498,000 related to non cash stock compensation;

•                  higher legal and consultancy costs of $2,784,000;

•                  an increase in travel and entertainment costs of $910,000; and

•                  incremental costs associated with the Houston and Manila offices of $1,673,000.

Equity in Income of Affiliated Companies:

During the second quarter of 2008, equity in income of affiliated companies increased by $1,163,000 to $4,048,000 from $2,885,000 in the second quarter of 2007.   During the first six months of 2008, equity in income of affiliated companies decreased by $892,000 to $5,377,000 from $6,269,000 in the first six months of 2007.  The above changes reflect, in part, the Company’s sale of its remaining interest in DHT during the first six months of 2007.  Such sales reduced OSG’s interest first to 29.2% in January 2007 and then to 0.0% in June 2007 from 44.5% as of December 31, 2006. In addition, from November 2007 to February 2008, four LNG Carriers were delivered to a joint venture in which the Company has a 49.9% interest.  After a ballast voyage to the Middle East, the cost of which was expensed in accordance with current accounting rules, each LNG Carrier commenced 25-year time charters.

Results for the first six months of 2008 include OSG’s share, approximately $1,600,000, of a severance arrangement recorded by a company that is accounted for using the equity method.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP.  ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards.  Such income is included in the U.S. segment.

The following tables summarize the Company’s interest in its equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are the Company’s actual ownership percentages as of June 30, 2008 and 2007.

	2008		2007
Three months ended June 30,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	—	—	73	0.0%
Aframaxes operating on long-term charters	—	—	102	0.0%
LNG Carriers operating on long-term charters	178	49.9%	—	—
Total	178	49.9%	175	0.0%

	2008		2007
Six months ended June 30,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	—	—	151	0.0%
Aframaxes operating on long-term charters	—	—	204	0.0%
LNG Carriers operating on long-term charters	313	49.9%	—	—
Total	313	49.9%	355	0.0%

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest before impact of swaps and capitalized interest	$20,696	$23,192	$45,313	$40,620
Impact of swaps	817	(13)	924	(28)
Capitalized interest	(4,322)	(4,898)	(10,683)	(9,143)
Interest expense	$17,191	$18,281	$35,554	$31,449

Interest expense decreased by $1,090,000 to $17,191,000 in the second quarter of 2008 from $18,281,000 in the second quarter of 2007 as a result of decreases in the average amount of debt outstanding of $4,000,000 and in the average rate paid on floating rate debt of close to 180 basis points to 4.1% from 5.9% in the second quarter of 2007. These decreases were partially offset by the inclusion in interest expense in the second quarter of 2008 of a $2,150,000 write off of the unamortized balance of deferred finance charges with respect to the 8.25% Senior Notes and by a decrease in the amount of interest capitalized in the second quarter of 2008 compared with the second quarter of 2007. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at June 30, 2008 and 2007 was 4.9% and 6.5%, respectively. Such rates take into consideration related interest rate swaps.

Interest expense increased by $4,105,000 to $35,554,000 in the first six months of 2008 from $31,449,000 in the first six months of 2007 as a result of an increase in the average amount of debt outstanding of $332,000,000, which was principally attributable to the funding of share repurchases in 2007, and the impact of the $2,150,000 write off of the unamortized balance of deferred finance charges referred to above. These increases were partially offset by a decrease in the average rate paid on floating rate debt of about 140 basis points to 4.5% from 5.9% in the comparable period of 2007 and an increase in the amount of interest capitalized compared with the comparable 2007 period.

Provision/(Credit) for Income Taxes:

The income tax provisions/(credits) were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries. The changes in the income tax provisions for the three and six months ended June 30, 2008 compared with the comparable periods of 2007 were principally the result of a decrease in non-shipping income of the Company’s foreign subsidiaries in 2008.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$86,935	$78,992	$199,370	$163,644
Provision/(credit) for income taxes	(771)	7,166	(771)	12,918
Interest expense	17,191	18,281	35,554	31,449
Depreciation and amortization	47,315	44,099	94,906	86,582
EBITDA	$150,670	$148,538	$329,059	$294,593

Liquidity and Sources of Capital:

Working capital at June 30, 2008 was approximately $398,000,000 compared with $591,000,000 at December 31, 2007. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund with a market value of $103,639,000 at June 30, 2008.  Net cash provided by operating activities in the first six months of 2008 was more than $91,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2008) compared with $133,000,000 in the first six months of 2007. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to June 30, 2008, compared with the actual TCE rates achieved during the first six months of 2008, will have a negative comparative impact on the amount of cash provided by operating activities.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet.

In May 2008, OSG redeemed at a premium, its outstanding 8.25% Senior Notes due March 2013 with an aggregate principal amount of $176,115,000. The Company borrowed the full amount needed for the purchase under its long-term revolving credit facility.  In addition, the Company entered into floating-to-fixed interest rate swaps at a weighted average rate of approximately 3.3% covering the full amount borrowed, enabling it to lock-in a reduction in interest expense of approximately $7,000,000 per annum through March 2013.

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

During the second quarter of 2008, the Company repatriated approximately $545,000,000 in cash from its foreign subsidiaries principally to repay a portion of its outstanding long-term revolving credit debt.

As of June 30, 2008, OSG had $2,000,000,000 of long-term unsecured credit availability, of which $647,000,000 had been borrowed and an additional $57,444,000 had been used for letters of credit issued principally in conjunction with collateral requirements for freight derivative transactions. The Company’s two long-term revolving credit facilities mature as follows: $150,000,000 (2011), $350,000,000 (2012) and $1,500,000,000 (2013).

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of June 30, 2008.  The financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.  Because a portion of OSG’s debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company’s ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of June 30, 2008, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $911,987,000. Such debt is nonrecourse to the Company.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $877,110,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as June 30, 2008 follows (in thousands):

	Balance of 2008	2009	2010	2011	2012	Beyond 2012	Total
Debt (1)	$39,945	$81,277	$80,620	$79,696	$137,228	$1,245,523	$1,664,289
Obligations under capital leases (1)	1,104	1,116	—	—	—	—	2,220
Operating lease obligations (chartered-in vessels) (2)	185,349	380,253	376,066	341,511	261,319	872,605	2,417,103
Construction contracts and vessel purchase agreements (3)	195,545	268,842	358,077	177,403	—	—	999,867

(1)

Amounts shown include contractual interest obligations. The interest obligations for floating rate debt ($953,607 as of June 30, 2008) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at June 30, 2008 of 2.8%. As of June 30, 2008, the interest rate swaps effectively convert the Company’s interest rate exposure on $496,142 from a floating rate based on LIBOR to an average fixed rate of 4.1%.

(2)

As of June 30, 2008, the Company had charter-in commitments for 76 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

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

OSG’s management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA and related options markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements (“FFAs”), bunker swaps and FFA options with an objective of either economically hedging risk or, prior to June 30, 2008, for trading purposes to take advantage of short term fluctuations in freight rates. The Company enters into FFAs, FFA options and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business.  By using FFAs, bunker swaps and FFA options, OSG manages the financial risk associated with fluctuating market conditions.  FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts to provide a fixed number of theoretical voyages at fixed rates.  FFAs, bunker swaps and FFA options are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house or LCH, London Clearing House, with which OSG started to trade during February 2008.  NOS ASA and LCH require the posting of collateral by all participants.  The use of a clearing house reduces the Company’s exposure to counterparty credit risk.  OSG is exposed to market risk in relation to its positions in FFAs, bunker swaps and FFA options and could suffer substantial losses from these activities in the event its expectations prove to be incorrect.  As of June 30, 2008, OSG was committed to FFA and bunker swap agreements that qualified as cash flow hedges for accounting purposes with a net fair value of $77,091,000, which has been recorded as a liability. The changes in fair value of these positions are recorded in accumulated other comprehensive income/(loss). These contracts settle between July 2008 and December 2009.

The following table provides management’s expectations with respect to the estimated synthetic TCE rates to be achieved and the related revenue days for the periods when those derivative positions that qualify as cash flow hedges for accounting purposes will affect the Company’s earnings:

	Three Months Ending		Year Ending
	September 30, 2008	December 31, 2008	December 31, 2009	December 31, 2010 (1)
VLCCs:
Average estimated TCE rate	$55,535	$69,836	$62,567	$61,240
Revenue days	450	539	3,173	276

(1) The revenue days relate to the first quarter of 2010.

In addition, the Company has synthetic time charters for Aframaxes representing approximately 79 days in each of the third and fourth quarters of 2008.

The actual TCE rates achieved for all of these synthetic time charters may differ, possibly substantially, from the expected rates shown in the above table.  The FFA contracts are settled using the Baltic index applicable to the specific routes.  The Company’s VLCCs and Aframaxes are deployed and earn revenue through commercial pools.  As a result, the FFA hedges have basis risk where the actual TCE rate for the hedged period may vary from the targeted TCE rate.  For example, the hedged VLCC TCE rate for the third quarter of 2008 is $55,535 per day.  Due to basis risk, based on historical data analysis, the actual TCE rate could vary between $47,688 per day and $63,382 per day with 80% confidence.  The hedged VLCC TCE rate for the fourth quarter of 2008 is $69,836 per day and the 80% confidence interval is between $61,989 per day and $77,683 per day.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

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

PART II – OTHER INFORMATION

Item 1A.        Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, other than to the risk factors shown below.

The Company’s business would be adversely affected if it failed to comply with the Jones Act provisions on coastwise trade, or if these provisions were repealed and if changes in international trade agreements were to occur.

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

In order to ensure compliance with Jones Act citizenship requirements, and in accordance with the certificate of incorporation and by-laws of the Company, the Board of Directors of the Company adopted a requirement in July 1976 that at least 77% (the “Minimum Percentage”) of the Company’s common stock must be held by U.S. citizens. On April 16, 2008, the Company announced that U.S. ownership of our common stock at the close of business on April 15, 2008 had declined to the minimum percentage of 77%.  U.S. citizenship ownership of the Company’s outstanding common stock remains at the Minimum Percentage. Any purported transfer of common stock in violation of these ownership provisions will be ineffective to transfer the shares of common stock or any voting, dividend or other rights associated with them.  The existence and enforcement of this U.S. citizen ownership requirement could have an adverse impact on the liquidity or market value of our common stock in the event that U.S. citizens were unable to transfer shares of our common stock to non-U.S. citizens.  Furthermore, under certain circumstances this ownership requirement could discourage, delay or prevent a change in control of the Company.

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

American Shipping Corporation (“Aker”) has informed OSG that as a result of OSG’s order of three articulated tug barges (“ATBs”) from Bender Shipbuilding & Repair Co., Inc. (“Bender”), Aker is exercising a right it claims to have under its agreement with OSG to impose a five year extension of the term of each of the bareboat charters for the ten Jones Act product carriers that subsidiaries of OSG are chartering from subsidiaries of Aker.

On October 25, 2007, Aker informed OSG that Aker was exercising its alleged right to extend the bareboat charters for an additional five year period as a result of OSG’s order of the three ATBs from Bender.  At that time, Aker also claimed that OSG has lost its rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for the charters in effect for two or more years) if APSI contracts to build product carriers or ocean going tank barges for third parties.

OSG disputes Aker’s claims because, among other reasons, OSG believes that Aker waived, contracted away, and is otherwise estopped from asserting, its right under its agreement with respect to the order for the tank barges and further that Aker violated its agreement with OSG to use its best efforts to negotiate in good faith and agree upon the documentation of the clear agreement concerning ATBs contained in the Amendment Agreement.

On January 11, 2008, Aker sent to OSG a notice demanding arbitration of Aker’s claims against OSG.  OSG denied Aker’s claims in the arbitration and has brought a counterclaim against Aker concerning its October 2007 position with respect to OSG’s right to reduce the bareboat charter terms of the vessels should APSI contract to build product carriers or ocean going tank barges for third parties.

The parties have appointed an arbitration panel and have completed initial briefing.  In April 2008, the parties met with the panel and set forth a proposed schedule for discovery and other events in the arbitration.  The hearings on the merits have been bifurcated, with the final dates not yet set.

A five year extension of the initial term of the bareboat charters would lengthen the period OSG is required to charter these vessels.  If OSG would not have exercised its option to charter each vessel for the five year extension period, this mandatory extension could have an adverse effect on OSG, the quantification of such adverse effect being dependent upon market conditions during such five year period.  Furthermore, permitting Aker to compete against OSG — based on the argument, which Aker has made and which OSG disputes, that OSG has lost its rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for charters in effect for two or more years) if APSI contracts to build product carriers or ocean going tank barges for third parties — could have an adverse effect on OSG, the quantification of such adverse effect being dependent upon market conditions during the relevant period.  No assurances can be given that OSG’s positions with respect to Aker’s claims will be upheld in the arbitration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the second quarter 2008 stock repurchase activity:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
May	280,000	$77.48	280,000	—
June	150,000	$77.40	150,000	3,079,870
Total	430,000	$77.45	430,000

(a)  Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 4.            Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 10, 2008, the stockholders elected thirteen directors, each for a term of one year, ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year 2008 and approved an amendment and restatement of the Overseas Shipholding Group, Inc. 2004 Stock Incentive Plan, and re-approved the section 162(m) performance goals under such plan. A total of 27,285,036 shares were voted with respect to each of the aforementioned matters and, except as set forth below, there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

NUMBER OF SHARES

NAME OF NOMINEE FOR DIRECTOR	VOTED FOR	WITHHELD AUTHORITY TO VOTE

Morten Arntzen	27,206,697	78,339
Oudi Recanati	24,590,712	2,694,324
G. Allen Andreas III	27,218,907	66,129
Alan R. Batkin	27,201,406	83,630
Thomas B. Coleman	25,509,957	1,775,079
Charles A. Fribourg	25,510,357	1,774,679
Stanley Komaroff	27,178,503	106,533
Solomon N. Merkin	27,185,248	99,788
Joel I. Picket	27,201,516	83,520
Ariel Recanati	24,567,565	2,717,471
Thomas F. Robards	27,215,489	69,547
Jean-Paul Vettier	25,509,745	1,775,291
Michael J. Zimmerman	27,201,100	83,936

The resolution to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was adopted by a vote of 27,199,670 shares in favor, 52,898 shares against and 32,468 shares abstained. The resolution to approve an amendment and restatement of the Overseas Shipholding Group, Inc. 2004 Stock Incentive Plan, and to re-approve the section 162(m) performance goals under such plan was adopted by a vote of 14,981,991 shares in favor, 6,463,697 shares against, 30,874 shares abstained and 5,808,474 broker non-votes.

Item 6.          Exhibits

See Exhibit Index on page 54.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of June 30, 2008, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

July 25, 2008

OVERSEAS SHIPHOLDING GROUP, INC.
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 1, 2008	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: August 1, 2008	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

10	Overseas Shipholding Group, Inc. Non-Employee Director Deferred Compensation Plan

15	Letter from Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith.  The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.