Form 10-Q
period 2008-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2008-11-03
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares outstanding as of October 28, 2008 – 28,337,393

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$342,676	$502,420
Voyage receivables, including unbilled of $213,416 and $135,210	257,696	180,406
Other receivables, including income taxes recoverable	75,709	84,627
Inventories, prepaid expenses and other current assets	64,256	37,300
Total Current Assets	740,337	804,753
Capital Construction Fund	71,636	151,174
Vessels and other property, less accumulated depreciation of $540,296 and $492,357	2,842,774	2,691,005
Vessels under capital leases, less accumulated amortization of $6,687 and $85,580	1,631	24,399
Vessels held for sale	61,819	—
Deferred drydock expenditures, net	83,403	81,619
Total Vessels, Deferred Drydock and Other Property	2,989,627	2,797,023

Investments in Affiliated Companies	77,453	131,905
Intangible Assets, less accumulated amortization of $13,373 and $7,748	108,459	114,077
Goodwill	72,463	72,463
Other Assets	104,151	87,522
Total Assets	$4,164,126	$4,158,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$198,562	$178,837
Current installments of long-term debt	26,387	26,058
Current obligations under capital leases	1,617	8,406
Total Current Liabilities	226,566	213,301
Long-term Debt	1,422,398	1,506,396
Obligations under Capital Leases	—	24,938
Deferred Gain on Sale and Leaseback of Vessels	157,790	182,076
Deferred Income Taxes ($223,064 and $230,924) and Other Liabilities	271,312	281,711
Minority Interest	125,135	132,470
Stockholders’ Equity	1,960,925	1,818,025
Total Liabilities and Stockholders’ Equity	$4,164,126	$4,158,917

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shipping Revenues:
Pool revenues, including $50,315, $24,003, $113,310 and $59,788 received from companies accounted for by the equity method	$277,782	$113,736	$727,246	$383,477
Time and bareboat charter revenues	92,702	95,005	275,563	270,386
Voyage charter revenues	102,188	68,440	308,763	198,599
	472,672	277,181	1,311,572	852,462
Operating Expenses:
Voyage expenses	37,938	23,144	114,890	65,007
Vessel expenses	79,395	70,709	230,049	200,381
Charter hire expenses, including $— and $41,121 in 2007 paid to a company accounted for by the equity method	115,271	68,869	309,310	186,234
Depreciation and amortization	46,436	48,543	141,342	135,125
General and administrative	32,430	33,655	104,224	94,380
Gain on disposal of vessels – net of writedowns	(31,517)	(1,620)	(55,208)	(7,240)
Total Operating Expenses	279,953	243,300	844,607	673,887
Income from Vessel Operations	192,719	33,881	466,965	178,575
Equity in Income of Affiliated Companies	3,574	1,005	8,951	7,274
Operating Income	196,293	34,886	475,916	185,849
Other Income/(Expense)	10,491	9,387	(32,944)	66,435
	206,784	44,273	442,972	252,284
Interest Expense	12,295	22,061	47,849	53,510
Income before Minority Interest and Income Taxes	194,489	22,212	395,123	198,774
Minority Interest	2,280	—	245	—
Income before Income Taxes	196,769	22,212	395,368	198,774
Credit /(Provision) for Income Taxes	1,071	4,417	1,842	(8,501)
Net Income	$197,840	$26,629	$397,210	$190,273

Weighted Average Number of Common Shares Outstanding:
Basic	29,353,025	31,922,577	30,358,628	35,130,111
Diluted	29,572,378	32,167,515	30,572,611	35,319,228
Per Share Amounts:
Basic net income	$6.74	$0.83	$13.08	$5.42
Diluted net income	$6.69	$0.83	$12.99	$5.39
Cash dividends declared	$0.4375	$0.3125	$1.50	$1.125

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$397,210	$190,273
Items included in net income not affecting cash flows:
Depreciation and amortization	141,342	135,125
Amortization of deferred gain on sale and leasebacks	(36,350)	(35,432)
Deferred compensation relating to restricted stock and stock option grants	9,204	7,054
Provision/(credit) for deferred income taxes	(1,809)	8,501
Unrealized losses on forward freight agreements and bunker swaps	6,152	65
Undistributed earnings of affiliated companies	(3,195)	6,712
Other – net	9,357	(2,403)
Items included in net income related to investing and financing activities:
(Gain)/loss on sale of securities – net	193	(41,150)
Gain on disposal of vessels – net	(55,208)	(7,240)
Payments for drydocking	(40,732)	(52,976)
Distributions from subsidiaries to minority owners	(7,033)	—
Changes in operating assets and liabilities	(122,801)	(55,940)
Net cash provided by operating activities	296,330	152,589
Cash Flows from Investing Activities:
Purchases of marketable securities	(15,112)	—
Proceeds from sales of marketable securities	5,327	—
Expenditures for vessels	(458,181)	(397,389)
Withdrawals from Capital Construction Fund	82,385	151,600
Proceeds from disposal of vessels	272,241	131,426
Acquisition of Heidmar Lightering, net of cash acquired	—	(38,375)
Expenditures for other property	(9,197)	(7,110)
Investments in and advances to affiliated companies	(5,764)	(29,713)
Proceeds from disposal of investments in affiliated companies	—	194,706
Distributions from affiliated companies	19,960	—
Other – net	112	1,226
Net cash provided by/(used in) investing activities	(108,229)	6,371
Cash Flows from Financing Activities:
Purchases of treasury stock	(199,918)	(543,299)
Issuance of debt, net of issuance costs	110,812	374,000
Payments on debt and obligations under capital leases	(226,219)	(26,931)
Cash dividends paid	(32,493)	(28,272)
Issuance of common stock upon exercise of stock options	513	427
Other – net	(540)	(161)
Net cash used in financing activities	(347,845)	(224,236)
Net decrease in cash and cash equivalents	(159,744)	(65,276)
Cash and cash equivalents at beginning of year	502,420	606,758
Cash and cash equivalents at end of period	$342,676	$541,482

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

						Accumulated
		Paid-in				Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Income/(Loss)**	Total
Balance at January 1, 2008	$40,791	$208,817	$2,170,098	9,697,620	$(583,708)	$(17,973)	$1,818,025
Net Income			397,210				397,210
Net Unrealized Holding Gain on Available-for-sale Securities						96	96
Effect of Derivative Instruments						(18,866)	(18,866)
Effect of Pension and Other Postretirement Benefit Plans						(221)	(221)
Comprehensive Income							378,219 ***
Cash Dividends Declared			(44,935)				(44,935)
Deferred Compensation Related to Options Granted		3,636					3,636
Issuance of Restricted Stock Awards		(1,277)		(113,161)	1,277		—
Amortization of Restricted Stock Awards		5,568					5,568
Options Exercised and Employee Stock Purchase Plan		404		(8,094)	109		513
Purchases of Treasury Stock				2,877,001	(199,918)		(199,918)
Increase in Loss on Public Offering of OSG America L.P. Units		(183)					(183)
Balance at September 30, 2008	$40,791	$216,965	$2,522,373	12,453,366	$(782,240)	$(36,964)	$1,960,925

Balance at January 1, 2007	$40,791	$202,712	$1,996,826	1,565,559	$(34,522)	$1,504	$2,207,311
Net Income			190,273				190,273
Effect of Derivative Instruments						4,121	4,121
Effect of Pension and Other Postretirement Benefit Plans						(165)	(165)
Comprehensive Income							194,229 ***
Cash Dividends Declared			(38,026)				(38,026)
Deferred Compensation Related to Options Granted		2,676					2,676
Issuance of Restricted Stock Awards		(1,662)		(134,441)	1,662		—
Amortization of Restricted Stock Awards		4,378					4,378
Options Exercised and Employee Stock Purchase Plan		318		(8,577)	109		427
Purchases of Treasury Stock				8,153,489	(543,299)		(543,299)
Balance at September 30, 2007	$40,791	$208,422	$2,149,073	9,576,030	$(576,050)	$5,460	$1,827,696

* Par value $1 per share; 120,000,000 shares authorized; 40,790,759 shares issued.
** Amounts are net of tax.
*** Comprehensive income for the three month periods ended September 30, 2008 and 2007 was $216,978 and $15,253, respectively.
See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Vessels, deferred drydocking expenditures and other property — Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years.  Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate.  Effective January 1, 2008, the Company effected a change in estimate related to the estimated scrap rate for substantially all of its vessels from $150 per lightweight ton to $300 per lightweight ton.  The resulting increase in salvage value has been applied prospectively and will reduce depreciation by approximately $10,900,000 for the year ended December 31, 2008 and by approximately $2,700,000 for each quarter in 2008.

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

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note B — Earnings per Common Share (continued):

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2008	2007	2008	2007
Net income	$197,840	$26,629	$397,210	$190,273
Common shares outstanding, basic:
Weighted average shares outstanding, basic	29,353,025	31,922,577	30,358,628	35,130,111
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	29,353,025	31,922,577	30,358,628	35,130,111
Dilutive equity awards	219,353	244,938	213,983	189,117
Weighted average shares outstanding, diluted	29,572,378	32,167,515	30,572,611	35,319,228

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Business and Segment Reporting (continued):

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2008 and 2007 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals

Three months ended September 30, 2008:
Shipping revenues	$310,456	$91,895	$4,588	$65,733	$472,672
Time charter equivalent revenues	295,099	80,589	4,458	54,588	434,734
Depreciation and amortization	18,123	13,728	1,685	12,900	46,436
Gain on disposal of vessels	(128)	(2)	55,490	(23,843)	31,517
Income from vessel operations	164,718	20,816	918	7,180	193,632
Equity in income of affiliated companies	—	—	2,447	1,127	3,574
Investments in affiliated companies at September 30, 2008	727	900	73,037	2,789	77,453
Total assets at September 30, 2008	1,859,513	769,320	84,479	920,627	3,633,939

Nine months ended September 30, 2008:
Shipping revenues	850,305	247,489	20,873	192,905	1,311,572
Time charter equivalent revenues	798,908	218,593	20,124	159,057	1,196,682
Depreciation and amortization	55,018	41,139	4,822	40,363	141,342
Gain on disposal of vessels	12,886	9,931	55,489	(23,098)	55,208
Income from vessel operations	436,567	52,164	5,381	21,869	515,981
Equity in income of affiliated companies	(1,075)	—	7,276	2,750	8,951
Expenditures for vessels	287,640	46,798	(8,523)	132,266	458,181
Payments for drydocking	9,777	14,490	118	16,347	40,732

Three months ended September 30, 2007:
Shipping revenues	136,519	73,334	6,243	61,085	277,181
Time charter equivalent revenues	127,341	66,928	5,929	53,839	254,037
Depreciation and amortization	19,386	14,205	1,566	13,386	48,543
Gain on disposal of vessels	(80)	—	(3)	1,703	1,620
Income from vessel operations	39,176	16,998	1,119	8,623	65,916
Equity in income of affiliated companies	(56)	—	127	934	1,005
Investments in affiliated companies at September 30, 2007	26,329	900	114,602	3,231	145,062
Total assets at September 30, 2007	1,593,664	792,116	116,954	811,900	3,314,634

Nine months ended September 30, 2007:
Shipping revenues	456,175	201,126	17,631	177,530	852,462
Time charter equivalent revenues	434,453	184,049	16,744	152,209	787,455
Depreciation and amortization	55,164	36,488	4,368	39,105	135,125
Gain on disposal of vessels	(76)	5,624	(11)	1,703	7,240
Income from vessel operations	184,309	47,455	2,533	31,418	265,715
Equity in income of affiliated companies	3,635	—	447	3,192	7,274
Expenditures for vessels	60,538	193,862	—	142,989	397,389
Payments for drydocking	16,624	24,604	—	11,748	52,976

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Business and Segment Reporting (continued):

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Time charter equivalent revenues	$434,734	$254,037	$1,196,682	$787,455
Add: Voyage expenses	37,938	23,144	114,890	65,007
Shipping revenues	$472,672	$277,181	$1,311,572	$852,462

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

Reconciliations of income from vessel operations of the segments to income before income taxes as reported in the consolidated income statements follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Total income from vessel operations of all segments	$193,632	$65,916	$515,981	$265,715
General and administrative expenses	(32,430)	(33,655)	(104,224)	(94,380)
Gain on disposal of vessels	31,517	1,620	55,208	7,240
Consolidated income from vessel operations	192,719	33,881	466,965	178,575
Equity in income of affiliated companies	3,574	1,005	8,951	7,274
Other income/(expense)	10,491	9,387	(32,944)	66,435
Interest expense	(12,295)	(22,061)	(47,849)	(53,510)
Minority interest	2,280	—	245	—
Income before income taxes	$196,769	$22,212	$395,368	$198,744

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of September 30,	2008	2007
Total assets of all segments	$3,633,939	$3,314,634
Cash, including Capital Construction Fund	414,312	714,968
Other unallocated amounts	115,875	139,412
Consolidated total assets	$4,164,126	$4,169,014

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures and other investments accounted for using the equity method. As of September 30, 2008, the Company had a 49.9% interest in a joint venture that operates four LNG Carriers, and a 37.5% interest in Alaska Tanker Company, LLC that manages the vessels carrying Alaskan crude oil for BP.

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV for eight year terms.  The Company has a 50% interest in this joint venture. The service contracts provide for two V-Pluses, the TI Africa (currently wholly owned by OSG) and the TI Asia (currently wholly owned by Euronav NV), to be contributed to the joint venture and then converted to FSOs at an approximate cost of $160,000,000 each, excluding lost revenue during the conversion periods. The FSOs are expected to commence service in the second half of 2009.   The joint venture will finance the conversion costs with bank borrowings.

DHT Maritime, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to DHT Maritime, Inc., formerly Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering.  In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. During 2007, the Company sold the remaining 13,351,500 shares of DHT and received net cash proceeds of $194,706,000.  Such sales reduced the Company’s interest in DHT to 0.0% as of June 30, 2007 from 44.5% as of December 31, 2006.  OSG has time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel.  The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT for amounts that have been fixed (except for vessel insurance premiums) over the term of the agreements. These technical management agreements will end in January 2009.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $876,569,000 pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of September 30, 2008, the joint venture has recorded a liability of $44,026,000 for the fair value of these swaps.  The Company’s share of such amount is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Time charter equivalent revenues	$62,157	$32,331	$177,678	$139,351
Ship operating expenses	(44,068)	(30,332)	(128,362)	(110,095)
Income from vessel operations	18,089	1,999	49,316	29,256
Other income	252	437	1,408	1,354
Interest expense *	(10,235)	39	(28,210)	(6,541)
Net income	$8,106	$2,475	$22,514	$24,069

* Interest is net of amounts capitalized in connection with vessel construction of $3,033 (nine months ended September 30, 2008), $9,596 (three months ended September 30, 2007) and $27,528 (nine months ended September 30, 2007).

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

The impact of settlements and changes in fair value of the economic hedging instruments that do not qualify as cash flow hedges and derivative transactions entered into for trading purposes are reflected in other income/(expense). Certain FFAs and bunker swap trades qualified as cash flow hedges for accounting purposes at September 30, 2008 with the change in fair value of the effective portions being

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F — Derivatives and Fair Value Disclosures (continued):

recorded in accumulated other comprehensive income/(loss) as a loss amounting to $12,771,000.  All qualifying hedges together with FFAs that do not qualify for hedge accounting are shown at fair value in the balance sheet.

As of September 30, 2008, the Company recorded a net liability of $6,164,000 in other noncurrent liabilities related to the fair values of all of these agreements representing positions that extend to December 2010.  For the nine months ended September 30, 2008 and 2007, transactions involving FFAs, FFA options and bunker swaps reduced income by $74,421,000 and $4,209,000, respectively. The amounts for other income/(expense) for the three and nine months ended September 30, 2008, include an expense of $8,702,000 related to the mark-to-market adjustment as of September 30, 2008, which is unrealized. These amounts are reflected in the accompanying statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Shipping revenues	$(17,617)	$6,202	$(37,335)	$(830)
Other income/(expense)	8,578	(1,224)	(37,086)	(3,379)
	$(9,039)	$4,978	$(74,421)	$(4,209)

The following table presents the hedging expenses, which are net of taxes, that the Company expects to reclassify from accumulated other comprehensive income/(loss) as of September 30, 2008 related to the effective portions of FFAs and bunker swaps that will affect earnings for the balance of 2008 and 2009 and January 2010. The results from these effective cash flow hedges are expected to be offset by changes in the underlying hedged revenues in the periods shown in the table.

In thousands as of September 30, 2008
2008	$3,708
2009	8,376
2010	687
$12,771

Interest Rate Swaps

As of September 30, 2008, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $495,670,000 pursuant to which it pays fixed rates ranging from 2.9% to 5.4% and receives floating rates based on LIBOR (approximately 4.1% as of September 30, 2008). These agreements contain no leverage features and have maturity dates ranging from December 2008 to August 2014.  As of September 30, 2008, the Company has recorded an asset of $4,197,000 related to the fair values of these swaps.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F — Derivatives and Fair Value Disclosures (continued):

Foreign Currency Contracts

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive income/(loss). As of September 30, 2008, the Company has recorded an asset of $70,000 related to the fair values of these forward contracts.

Fair Value Disclosures

The following table presents the fair values, which are pre tax, for assets and liabilities measured on a recurring basis as of September 30, 2008 (in thousands):

Description	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities):
Derivatives	$(1,897)	$(2,418	)(1)	$521	(2)
Available-for-sale marketable securities	$9,720	$9,720

(1)   Forward Freight Agreements and bunker swaps

(2)   Standard interest rate swaps (gain of $4,197) and FFA options (loss of $3,746) and foreign currency contracts (gain of $70)

Note G — Debt:

In November 2007, OSG America L.P., a subsidiary of OSG, entered into a $200 million five-year senior secured revolving credit agreement, which is nonrecourse to the Company.  Borrowings under this facility bear interest at a rate based on LIBOR.  The facility may be extended by 24 months subject to approval by lenders.

During the first nine months of 2008, the Company repurchased principal amounts of $7,540,000 of its 8.75% Debentures due in 2013 and its 7.5% Notes due in 2024 and recognized a net gain of approximately $331,000.  In May 2008, the Company redeemed, at a premium, its outstanding 8.25% Senior Notes due March 2013 with a principal amount of $176,115,000 and recognized a loss of $7,265,000, equal to the premium paid, in other income/(expense).  In addition, the Company wrote off as additional interest expense, the balance of the unamortized deferred debt expense of approximately $2,150,000.

In August 2008, the Company amended floating rate secured term loans covering seven vessels.  The amendment provided additional borrowing capacity of approximately $100,000,000 (“New Loan”), adding two vessels currently under construction to the secured facility. The New Loan bears interest at a rate based on LIBOR and amortizes over ten years commencing upon delivery of each of the two vessels under construction. Upon closing of the amended facility, the Company borrowed $32,812,000.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G — Debt (continued):

As of September 30, 2008, the Company had unused long-term unsecured credit availability of  approximately $1,062,000,000, which reflects $125,877,000 of letters of credit issued principally in connection with collateral requirements for freight derivative transactions and the construction of two VLCCs.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of September 30, 2008, approximately 26.5% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $57,855,000 and $54,207,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

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

As of September 30, 2008, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,540,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $899,000,000.

The components of the provision/(credit) for income taxes follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Current	$2,175	$(7,250)	$(33)	$—
Deferred	(3,246)	2,833	(1,809)	8,501
	$(1,071)	$(4,417)	$(1,842)	$8,501

At December 31, 2007, the Company had a reserve of approximately $5,400,000 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than more likely than not. There was no material change in the reserve during the nine months ended September 30, 2008.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note I — Capital Stock and Stock Compensation:

In June 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock from time-to-time.  Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of September 30, 2008, the Company had repurchased 2,175,900 shares of its common stock under the 2008 program. In April 2007, the Company’s Board of Directors authorized a share repurchase program of $200,000,000. The Company completed the 2007 share repurchase program in the second quarter of 2008 and had repurchased 2,812,385 shares of its common stock under such program.

In the first nine months of 2008 and 2007, the Company awarded a total of 117,541 and 143,351 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the nine months ended September 30, 2008 and 2007 was $64.92 and $56.42 per share, respectively.  In addition, in the first nine months of 2008 and 2007, options covering 254,991 and 346,391 shares were granted, respectively, at the market prices at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date.  The weighted average exercise prices of options granted during the nine months ended September 30, 2008 and 2007 were $64.92 and $58.78 per share, respectively (the market prices at dates of grant).  The weighted average grant date fair values of options granted during the nine months ended September 30, 2008 and 2007 were $18.32 and $17.96 per share, respectively.

In the first nine months of 2007, the Company granted a total of 278,083 performance related restricted stock units and performance related options covering 146,270 shares to certain of its employees, including senior officers.  Each performance stock unit represents a contingent right to receive one share of common stock if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured.  The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest.  In certain instances, cash dividends, if declared, will be held uninvested and without interest and paid in cash if and when such performance stock units vest.  The weighted average grant-date market prices of the performance stock units awarded during the first nine months of 2007 was $56.46 per share.  The estimated weighted average grant-date fair value of performance stock units awarded during the first nine months of 2007 was $20.41 per share. The weighted average exercise price of the performance options awarded during the first nine months of 2007 was $63.44 per share (the market price at date of grant).  The estimated weighted average grant-date fair value of performance options awarded during the first nine months of 2007 was $17.23 per share.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

In the first nine months of 2008 and 2007, the Company granted a total of 15,228 and 12,000 restricted stock units respectively, to its non-employee directors.  Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note I — Capital Stock and Stock Compensation (continued):

board member.  Restricted stock units granted in 2008 vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. Restricted stock units granted prior to 2008 vested upon the earlier of the first anniversary of the date of grant or the next annual meeting of the stockholders.  The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director.  The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.  At the date of the awards in the first nine months of 2008 and 2007 the fair market value of the Company’s stock was $78.80 and $79.16 per share, respectively.

Note J — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands as of	September 30, 2008	December 31, 2007
Unrealized gains on available-for-sale securities	$96	$—
Unrealized losses on derivative instruments	(31,561)	(12,695)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(5,499)	(5,278)
	$(36,964)	$(17,973)

Included in accumulated other comprehensive income/(loss) at September 30, 2008 are the following amounts that have not yet been recognized in net periodic benefit cost (pension and other postretirement plans):  unrecognized transition obligation of $1,540,000 ($1,074,000 net of tax), unrecognized prior service costs of $497,000 ($398,000 net of tax) and unrecognized actuarial losses of $5,779,000 ($4,027,000 net of tax).  The transition obligation, prior service credit and actuarial loss previously included in accumulated other comprehensive income/(loss) recognized in net periodic cost during the nine months ended September 30, 2008 were $150,000, $61,000 and $20,000, respectively.

Note K — Leases:

1.                   Charters-in:

As of September 30, 2008, the Company had commitments to charter-in 75 vessels. Seventy-four of such charter-ins are, or will be, accounted for as operating leases, of which 34 are bareboat charters and 40 are time charters.  The future minimum commitments and related number of operating days under these operating leases are as follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Leases (continued):

Bareboat Charters-in:

Dollars in thousands as of September 30, 2008	Amount	Operating Days
2008	$34,328	2,484
2009	133,706	8,179
2010	142,573	7,182
2011	152,067	7,273
2012	153,561	7,320
Thereafter	561,138	24,724
Net minimum lease payments	$1,177,373	57,162

Time Charters-in:

Dollars in thousands as of September 30, 2008	Amount	Operating Days
2008	$65,739	2,667
2009	276,392	10,886
2010	238,228	9,659
2011	185,001	7,775
2012	94,389	4,764
Thereafter	310,229	18,127
Net minimum lease payments	$1,169,978	53,878

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

During the nine months ended September 30, 2008, the Company sold and chartered back one International Flag Product Carrier, which bareboat charter is classified as an operating lease.  The aggregate gain on the transaction of approximately $12,100,000 was deferred and is being amortized over the seven and one-half year term of the lease as a reduction of charter hire expenses.  The lease provides the Company with certain purchase options.

The future minimum commitments under the one bareboat charter-in that is classified as a capital lease are as follows:

In thousands as of September 30, 2008
2008	$552
2009	1,116
Net minimum lease payments	1,668
Less amount representing interest	(51)
Present value of net minimum lease payments	$1,617

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Leases (continued):

 2.    Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands as of September 30, 2008	Amount	Revenue Days
2008	$97,544	3,690
2009	277,026	9,597
2010	228,070	6,205
2011	192,380	4,173
2012	139,491	2,686
Thereafter	180,149	2,972
Net minimum lease payments	$1,114,660	29,323

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

Note L — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen), and postretirement health care and life insurance plans was not material during the nine months ended September 30, 2008 and 2007.

There has been no material contribution to the Company’s domestic defined benefit plan for the 2007 plan year, and the Company believes that there will be no material contribution for the 2008 plan year during 2008.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note M — Other Income/(Expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Investment income:
Interest and dividends	$2,041	$10,952	$10,987	$27,406
Gain/(loss) on sale of securities and other investments	(187)	(135)	(193)	41,150
	1,854	10,817	10,794	68,556
Loss on repurchases of debt	—	—	(6,934)	—
Gain/(loss) on derivative transactions	8,578	(1,224)	(37,086)	(3,379)
Miscellaneous — net	59	(206)	282	1,258
	$10,491	$9,387	$(32,944)	$66,435

Note N — Commitments:

As of September 30, 2008, the Company had remaining commitments for vessels to be wholly owned by the Company of $1,115,525,000 on non-cancelable contracts for the construction of 21 vessels (three VLCCs, four Aframaxes, six Panamax Product Carriers, two Handysize Product Carriers and six ATBs) and the purchase of another two newbuilding Panamax Product Carriers upon their delivery from the shipyard, which are scheduled for delivery between 2008 and 2011.

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

Note O — Vessel Sales:

During the third quarter of 2008, the Company decided not to have two older U.S. Flag vessels (one Product Carrier and one ATB) undergo scheduled drydockings, which are required to continue operating such vessels.  These vessels will therefore cease operating during the fourth quarter of 2008 and will be placed in lay-up pending the sale of such vessels.  Accordingly the Company recorded a charge of $23,843,000 to write down the carrying amount of these vessels to their estimated net fair value as of September 30, 2008. These vessels have been classified as held for sale at September 30, 2008.

During the nine months ended September 30, 2008, OSG sold five vessels, one International Flag Aframax, one International Flag Handysize Product Carrier, its remaining single hull U.S. Flag Barge and its two remaining International Flag Dry Bulk Carriers.

The Company has entered into an agreement to sell one of its 2000-built VLCCs for delivery to the buyer in the first quarter of 2009, at which time OSG expects to recognize a gain on the sale of

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note O — Vessel Sales (continued):

approximately $77,000,000.  Such vessel is classified as held for sale in the consolidated balance sheet as of September 30, 2008. The agreement also provides for profit sharing with the buyer, effective through the date of delivery of the vessel, when time charter equivalent rates earned exceed a base rate defined in the agreement.

Note P — Related Party Transactions:

Effective April 1, 2008, OSG entered into term charter agreements with a subsidiary, OSG America L.P. for the charter-out of the Liberty/M 300 and the OSG Constitution/OSG 400, two ATBs currently working in the U.S. Flag lightering business, at fixed daily rates.  The agreement assigns the charter contracts on these two ATBs to OSG America L.P.  The terms of each of the charters are coterminus with the completion of each unit’s lightering service, which is expected to occur through 2009. In addition, also effective April 1, 2008, the Company entered into term charter agreements with OSG America L.P. to charter-in five vessels, three of which were employed by OSG America L.P. in the spot market (two ATBs, the OSG Columbia/OSG 242 and the OSG Independence/OSG 243, and one Product Carrier, the Overseas New Orleans) and two Product Carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009. All five of these charter-in agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s then current charter and ending on or about December 31, 2009. Management believes that the fixed daily rates in the above charter-in agreements are at rates that approximate market rates.

Note Q — Supplemental Schedule of Noncash Investing Activities:

In May 2008, the Company and its joint venture partner entered into an agreement terminating a joint venture that was constructing two VLCCs.

Value of assets received	$30,437,000
Cost of investment in joint venture	(30,437,000)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of September 30, 2008 consisted of 120 vessels aggregating 12.6 million dwt and 864,800 cbm, including one vessel that has been chartered-in under a capital lease and 59 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 120 vessels, charters-in for 15 vessels are scheduled to commence upon delivery of the vessels between 2008 and 2011 and 21 newbuilds are scheduled for delivery between 2008 and 2011, bringing the total operating and newbuild fleet to 156 vessels.

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

Overview

Daily rates for all tanker segments were strong during the third quarter of 2008, reaching their highest third quarter levels so far this decade. The strong rates reflected limited tonnage increases and were supported by slow steaming to conserve fuel, keeping the fleet in a tight balance. Additional crude supplies became available from the Persian Gulf as Saudi Arabia increased production by approximately 200,000 barrels per day (“b/d”) during the third quarter. China continued to increase its oil inventory levels early in the third quarter in support of the Summer Olympic games held there in August, serving to bolster both crude and product tanker rates. Increased product arbitrage opportunities on four different continents also contributed to the strong performance of the Product Carrier market.

Third quarter 2008 tanker rates were also impacted by significant weather and geopolitical events. Hurricanes Dolly, Gustav and Ike disrupted shipping in the Gulf of Mexico and caused extensive delays that exacerbated an already tight supply situation. Hurricanes Gustav and Ike, which struck the U.S. Gulf Coast in September, resulted in a shutdown of over one million b/d of U.S. Gulf crude oil production and impacted almost seven million b/d of refining capacity. U.S. Gulf Coast refining utilization levels dropped below 60% in September and gasoline inventories declined to their lowest

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (Continued):

levels since 1967. The Baku-Tbilisi-Ceyhan (“B-T-C”) pipeline was shut down for a few weeks in the third quarter as the result of a bombing, effectively reducing Suezmax and Aframax demand, causing freight rates in the Mediterranean to fall in late August.

Worldwide oil demand during the third quarter of 2008 was approximately 85.9 million b/d, an increase of 80,000 b/d, or 0.1%, compared with the third quarter of 2007. A decline in third quarter demand of approximately 3.1% in OECD countries was countered by robust demand growth in non-OECD countries of 4.4% as non-OECD countries continued to be the main driver of world oil consumption growth.  The demand increase in non-OECD countries was centered in China where demand grew by 570,000 b/d, or 7.5%, and in the Middle East, where demand expanded by 520,000 b/d, or 7.8%, compared to third quarter levels in 2007. North America, which experienced a decline of 1.2 million b/d, or 4.7%, primarily due to reduced gasoline sales as a result of record high gasoline prices, accounted for most of the decline in demand in OECD areas.

Worldwide oil demand in the first nine months of 2008 increased by approximately 440,000 b/d, or 0.5%, compared with the same 2007 period. Demand in Non-OECD countries increased by 1.6 million b/d, or 4.3%, led by increases of 5.8% in China, 2.9% in other Non-OECD Asian countries and 6.7% in the Middle East. Demand in OECD countries declined by 2.3% led by a fall of 3.8% in North America.

During the first nine months of 2008, crude tanker rates averaged significantly higher than during the same period in 2007. Increased OPEC production in the Middle East resulted in additional long-haul movements to both Western and Eastern destinations. An increasing preference for diesel oil resulted in strong demand by refiners for light sweet crudes from West Africa and Ceyhan that had a positive impact on VLCC, Suezmax and Aframaxes rates. Product Carrier rates were slightly below the average of the first nine months in 2007. The 2008 rates benefited from diesel arbitrage opportunities in Europe, South America and Australia, and gasoline arbitrage opportunities in the U.S. that resulted in an increase in trans-Atlantic, Intra-Asia and U.S. Gulf Coast-to-South America movements during the third quarter. Additionally a fuel oil arbitrage window opened in Asia during the third quarter of 2008 that significantly increased fuel oil shipments from Europe to the Far East, increasing crude oil tanker utilization rates.

Production in OPEC countries (including adjustment for Ecuador, which joined OPEC at the beginning of 2008) increased by approximately 1.5 million b/d during the first nine months of 2008 compared with the same period in 2007. Iraq (which does not have a production quota) increased its production by approximately 400,000 b/d while new offshore production in Angola resulted in a 300,000 b/d increase compared with the first nine months of 2007. Production in Saudi Arabia during the first nine months of 2008 was approximately 600,000 b/d higher than in the same 2007 period.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (Continued):

Third quarter 2008 OPEC production was up by approximately 1.4 million b/d over third quarter 2007 levels with Middle East OPEC accounted for the entire increase. West African production was stable as a 220,000 b/d increase in Angola from new deepwater production was offset by lower Nigerian production due to continued civil unrest. Increases in Middle East OPEC production for both the third quarter and first nine months of 2008 compared with the same 2007 timeframes significantly benefited crude oil tanker rates.

Crude oil tanker newbuilding prices increased during the third quarter from June 2008 levels while newbuilding prices for Medium Range Product Carriers remained constant. VLCCs and Suezmax tanker prices reached $162 million and $100 million, respectively, increases of approximately 10% since the beginning of 2008. Prices for modern second hand vessels also remained strong.

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average	$77,600	$22,400	$89,800	$36,900
High	$196,200	$39,800	$250,000	$75,600
Low	$7,200	$11,100	$7,200	$11,100

* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the third quarter and first nine months of 2008 averaged $77,600 per day and just under $90,000 per day, respectively, significantly above the rates realized in the same periods of 2007.

The primary reasons for the higher rates, both in the third quarter and in the first nine months of 2008 were a significant increase in Middle East OPEC production combined with a net reduction in tonnage. Rates were also buoyed by tankers slow steaming, as bunkers reached their highest price levels in July, effectively increasing tanker utilization rates.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (Continued):

Arabian Gulf OPEC crude oil production in the third quarter of 2008 was 22.0 million b/d, approximately 1.3 million b/d above levels in the same quarter last year, and 300,000 b/d above second quarter 2008 levels. Incremental Middle East production went both East and West. Movements to the U.S. increased as Saudi Arabia discounted its crude price resulting in refiners running additional volumes of Saudi crude oil, which generated higher refining margins than other crude oils. Additionally, refiners continued to replace declining volumes of Venezuelan and Mexican crude oil imports with Middle East crudes. This resulted in Saudi Arabia surpassing both Venezuela and Mexico to become the second largest exporter (behind Canada) of crude oil to the U.S. for the third quarter and year-to-date 2008, effectively increasing tonne-mile demand.

Seaborne crude oil imports into China increased during both the third quarter and the first nine months of 2008 compared with the respective 2007 periods as China prepared to host the Olympics in August 2008. The increase in seaborne imports primarily came from long-haul sources, including both West Africa and the Middle East oil. Angola was China’s top crude oil supplier in the month of August, providing 730,000 b/d. Angolan crude export volumes to China during the first nine months of 2008 increased by approximately 180,000 b/d compared with the first nine months of 2007.

There was a net decline in VLCC tonnage during the third quarter as conversions and deletions more than offset fleet additions. The decline in tonnage coupled with an increase in tonne-mile demand and slow steaming on the ballast leg resulted in a strong rate environment.

The world VLCC fleet totaled 507 vessels (150.4 million dwt) at September 30, 2008. The VLCC orderbook totaled 266 vessels (82.4 million dwt) at September 30, 2008, equivalent to 54.8% of the existing VLCC fleet, based on deadweight tons, significantly over the year-end 2007 orderbook of 182 vessels (55.8 million dwt) that represented 36.1% of the VLCC fleet at the beginning of 2008.

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average	$64,000	$21,200	$62,000	$35,700
High	$140,000	$32,700	$140,000	$79,200
Low	$18,400	$13,100	$18,400	$13,100

* 2008 rates based on West Africa to U.S. Gulf Coast; 2007 rates based on West Africa to U.S. East Coast

Similar to the VLCC market, third quarter 2008 and year-to-date rates for Suezmax tankers were significantly higher than the comparable periods in 2007.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (Continued):

Nigerian crude oil movements to the U.S. East Coast increased by approximately 80,000 b/d during the first nine months of 2008. Nigerian sourced crudes have been replacing the dwindling supply of shorter-haul North Sea crude oil.

Oil output in OPEC North African countries, much of which consists of light sweet crude, increased by approximately 60,000 b/d during the first nine months of 2008 compared with 2007.  A large portion of this incremental light crude was shipped to Asia in Suezmaxes as were increased volumes of Azeri light sweet crude oil out of Ceyhan, despite the disruptions that affected the flow of oil through the B-T-C pipeline.  Light sweet crude oil, which has a high distillate refining yield, remained in strong demand in Asian countries where refiners have limited desulphurization capacity.

Growth in the Suezmax fleet was minimal during the first nine months of the year. The fleet, which increased by only four vessels during the first half of 2008, did not increase during the third quarter as fleet additions were completely offset by conversions and deletions. The minimal fleet growth combined with increased tonne-mile demand from longer haul Suezmax movements, resulted in a tight demand-supply balance that had a favorable impact on rates so far this year.

The world Suezmax fleet totaled 362 vessels (54.9 million dwt) as of September 30, 2008. The Suezmax orderbook was 186 vessels (29.2 million dwt) at September 30, 2008, representing 53.2% of the existing Suezmax fleet, based on deadweight tones. The current Suezmax orderbook reflects 45 vessels that have been ordered since the beginning of this year.

  International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average	$43,200	$18,800	$44,200	$27,800
High	$72,000	$35,800	$95,000	$51,000
Low	$16,600	$8,900	$5,200	$8,900

*Rates based on Caribbean to the U.S .Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the third quarter of 2008 averaged $43,200 per day, more than double those for the third quarter of 2007, but were 19% below the average for the second quarter of 2008.  Higher rates relative to the same year ago period reflect a carryover of strength from the preceding quarter and growth in trans-Atlantic crude oil movements from both Northwest Europe and the Mediterranean. Despite the bombing of the B-T-C pipeline in late August, crude oil volumes flowing through this pipeline, which feeds the Mediterranean, averaged 700,000 b/d during the first nine months of 2008, approximately 32% over the first nine months of 2007. An increase in crude

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (Continued):

oil movements from Brazil to the U.S. Gulf Coast this year also contributed to higher utilization rates.  Steadily increasing exports to the U.S. from Brazil have somewhat offset the decline in Venezuelan crude oil exports to the U.S.  Venezuela has been shipping more crude oil to Asia in an effort to reduce its dependence on U.S. markets.

 The world Aframax fleet has expanded by 22 vessels since December 31, 2007 and reached 777 vessels (80.2 million dwt) at September 30, 2008. The Aframax orderbook has declined since the beginning of 2008 from 292 vessels (32.1 million dwt, or 41.0% of the fleet) to 271 vessels (29.8 million dwt) at September 30, 2008 and now represents 37.2% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils*
	Three Months Ended September 30,		Nine Months Ended September30,
	2008	2007	2008	2007
Average	$37,900	$21,800	$33,800	$26,900
High	$41,000	$30,800	$53,800	$43,500
Low	$34,500	$7,600	$14,300	$7,600

*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $37,900 per day during the third quarter of 2008, 74% over the average rates in the corresponding quarter in 2007, but 19% below the second quarter of 2008. The startup at a Chilean refinery of a new coker, which converts fuel oil into clean products, necessitated additional fuel oil imports and largely accounted for the higher Panamax freight rates relative to the third quarter of 2007. Additionally, a refinery in Peru changed its supply source, increasing imports of heavy sour Venezuelan crudes in place of low and medium sweet crude oils.

U.S. fuel oil inventories at the end of the third quarter of 2008 were 3.8 million barrels below levels at the end of the second quarter and 1.0 million barrels below levels at the end of the third quarter of 2007. Hurricanes Gustav and Ike closed down crude oil and natural gas production facilities in the Gulf of Mexico in September and only about 53% of natural gas production was restored by the end of the third quarter. Lower natural gas production could result in an increase in fuel oil imports for power generating companies that have the ability to switch between natural gas and fuel oil.

The world Panamax fleet at September 30, 2008 stood at 399 vessels (27.5 million dwt), an increase of 16 vessels since the beginning of this year. The current Panamax orderbook of 150 vessels (10.7 million dwt) at September 30, 2008 represents 38.7% of the existing Panamax fleet, based on deadweight tons. The Panamax orderbook reflects an increase of 17 vessels (1.0 million dwt) ordered during the first nine months of 2008.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (Continued):

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average	$23,300	$12,900	$22,900	$23,600
High	$34,600	$22,800	$35,800	$39,000
Low	$9,400	$6,700	$9,400	$6,700

*Based on 60% trans-Atlantic and 40% Caribbean movements to the U.S.Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $23,300 per day during the third quarter of 2008, about 80% above the average for the third quarter of 2007, but 17% below average rates for the second quarter of 2008. Average Product Carrier rates for the first nine months of 2008 were slightly below those realized during the same time period in 2007.

Product Carrier rates in the third quarter reflected arbitrage opportunities for diesel in Europe, South America and China and for gasoline in the U.S. Diesel exports from the U.S. reached a record level of over 700,000 b/d in July. Diesel imports into China reached over 200,000 b/d in the third quarter and averaged approximately 170,000 b/d over the first nine months of 2008 compared with only 15,000 b/d during the same period in 2007.

The hurricanes that hit the U.S. Gulf Coast in September had a significant impact on refining utilization rates. Fifteen refineries totaling over seven million b/d of capacity were impacted by the hurricanes, sharply reducing refining utilization rates in the Gulf Coast to 54% in September and causing gasoline output to decline by 40% from pre-hurricane levels. This resulted in a significant increase in the gasoline crack spread, which generated additional gasoline movements from both Europe and Asia.

The world Handysize fleet reached 1,431 vessels (59.8 million dwt) at September 30, 2008. The orderbook now stands at 538 vessels (24.9 million dwt), equivalent to 41.6% of the existing Handysize fleet, based on deadweight tons. The current orderbook is slightly below the December 31, 2007 level of 544 vessels (25.1 million dwt).

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates Jones Act Product Carriers and Product Articulated Barges (ATBs)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
45,000 dwt Tankers	$39,700	$51,100	$57,500	$52,900
30,000 dwt ATBs	$23,900	$33,200	$37,400	$34,200

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (Continued):

The rates for Jones Act Product Carriers and ATBs averaged $39,700 per day and $23,900 per day, respectively during the third quarter of 2008, approximately 22% and 28% below their respective third quarter 2007 rates. The lower average rates reflect a significant reduction in Gulf Coast refinery utilization rates from 90.6% in the third quarter of 2007 to 76.6% in the third quarter of 2008. The steep decline in refinery utilization rates, which was primarily due to the hurricanes that hit the U.S. Gulf Coast refining infrastructure in September 2008, reduced gasoline output at the Gulf Coast refineries by approximately 1.2 million b/d from pre-hurricane levels. This, in turn, resulted in reduced gasoline shipments to Florida. A total of six Jones Act Product Carriers and ATBs ordinarily used to transport products were used to ship grain in the third quarter, somewhat offsetting the impact of the reduced gasoline shipments.

The Delaware Bay lightering business transported an average of 238,000 b/d during the quarter, which was approximately the same level as in the third quarter of 2007. Lightering volumes were 6% below second quarter of 2008 due to a combination of refinery issues and delays caused by Hurricane Hannah.

Two new vessels were delivered during the third quarter. There were no conversions or scrappings reported, resulting in 66 vessels trading in the Jones Act coastwise market at the end of the third quarter of 2008. One more delivery is forecast for the fourth quarter of 2008, which would result in a year-end 2008 Jones Act tanker fleet of 67 vessels.

As of September 30, 2008, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs (Integrated Tug Barges) consisted of 66 vessels, or 2.6 million dwt. Approximately 39% of the fleet, based on dwt, is not double hulled and will be phased out during the next nine years in accordance with OPA 90 regulations. The Jones Act Product Carrier orderbook consists of 30 tankers and barges in the 160,000 to 420,000 barrel size range, all of which are scheduled for delivery through 2012.

Outlook

According to the International Energy Agency (“IEA”), fourth quarter demand is forecast at 87.6 million b/d, an increase of 1.8 million b/d from the third quarter 2008 level of 85.9 million b/d and approximately 450,000 b/d over fourth quarter 2007 demand. The increased demand, combined with lower than normal OECD inventory levels at the end of the third quarter of 2008, could result in an increase in fourth quarter 2008 seaborne movements compared with the fourth quarter of 2007 levels.

World oil demand in 2009 is forecast by the IEA to increase by approximately 700,000 b/d, or 0.8%, from 2008 forecast levels.  Similarly to 2008, demand in 2009 is forecast to increase in Non-OECD areas and decline in OECD countries. Demand in China, Other Asia, Latin America and the Middle East are forecast to increase by 5.2%, 2.0%, 3.5% and 4.5%, respectively, while demand is forecast to decline by approximately 1.4% in both North America and OECD Asia and by 0.9% in Europe.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (Continued):

World refining capacity in 2009 is forecast to expand by over one million b/d, most of which will occur in Asia. New capacity in China includes the 200,000 b/d Qinzhou refinery, the 100,000 b/d Dushanzi refinery and the 240,000 b/d Huizhou refinery, which is expected to start up in the fourth quarter. The 580,000 b/d Reliance refinery in India is expected to operate at full capacity in early 2009 while Vietnam will start up its first refinery in late 2009 or early 2010.  The introduction of all of this new Asian capacity should be supportive of crude tanker rates in 2009.

Oil production in non-OPEC countries in 2009 is forecast by the IEA to increase by approximately 700,000 b/d over 2008 levels. Production increases are expected to occur in Brazil, North America and Azerbaijan while the North Sea and Mexico continue to experience declines. Continued production declines in the North Sea and less available crude for export from Russia will necessitate additional seaborne imports into Europe. These imports will likely emanate from the port of Ceyhan, West Africa, or from the newly started Arabian light Khursaniyah project in Saudi Arabia.

Taking into consideration the continued weakening in crude oil prices, OPEC decided at a meeting in September 2008 to reinforce production quotas set to September 2007 levels. This includes a base production level of 27.3 million b/d for the OPEC 10 members excluding Iraq and adjusted for new members (Angola and Ecuador) and for Indonesia leaving OPEC as of January 2009. The net result is a forecast production level of approximately 31 million b/d, or about 500,000 b/d below the 31.5 million b/d production level in the third quarter of 2008.

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

The current global financial crisis has caused significant uncertainty in the market related to both demand forecasts for 2009 and the ability of highly leveraged tanker companies to finance their newbuilding activities. Lower worldwide demand would adversely impact tonne-mile demand while companies with strong balance sheets would be in a stronger competitive position to finance opportunities.

Given the low growth in tanker supply over the first nine months, the growth in tanker supply for the entire year 2008 is forecast to range between 1% and 3%, less than forecast tonne-mile demand growth. Overall Tanker supply is forecast to grow in 2009 by 6% to 9%.

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

Vessel Lives

The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years (except for LNG Carriers for which an estimated useful life of 35 years is used) from the date such vessel was originally delivered from the shipyard or 20 years from the date the Company’s ATBs were rebuilt.  Effective January 1, 2008, the Company effected a change in estimate related to the estimated scrap rate for substantially all of its vessels from $150 per lightweight ton to $300 per lightweight ton.  The resulting increase in salvage value will reduce depreciation by approximately $10,900,000 for the year ended December 31, 2008 and by approximately $2,700,000 for each quarter in 2008.  The Company’s assumptions used in the determination of estimated salvage value took into account then current scrap prices, which were in excess of $700 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2007, which ranged from $250 to over $500 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.  Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

Vessel Impairment

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

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

During the third quarter of 2008, the Company decided not to have two older U.S. Flag vessels (one Product Carrier and one ATB) undergo scheduled drydockings, which are required to continue operating such vessels.  These vessels will therefore cease operating during the fourth quarter of 2008 and will be placed in lay-up pending the sale of such vessels.  Accordingly the Company recorded a charge of $23,843,000 to write down the carrying amount of these vessels to their estimated net fair value as of September 30, 2008.

Goodwill and Intangible Assets

The Company tests the goodwill in each of its reporting units for impairment at least annually, or more frequently if impairment indicators arise in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” by comparing the estimated fair value of each operating segment with its estimated net book value. Considering the general weakening of the economic outlook and the decline in the financial and banking sectors, the Company performed an impairment test as of September 30, 2008.  OSG derives the fair value of each of its reporting units primarily based on discounted cash flows models. The process of evaluating the potential impairment of goodwill and intangible assets is highly subjective and requires significant judgment with respect to estimates of future cash flows expected to be generated and the appropriate discount rate to value these cash flows.  No impairment of goodwill has been recorded during any of the periods presented.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

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

Income from Vessel Operations:

During the third quarter of 2008, TCE revenues increased by $180,697,000, or 71%, to $434,734,000 from $254,037,000 in the third quarter of 2007 mainly due to an 837 day increase in revenue days and a significant increase in the daily TCE rates earned by the Company’s Crude Tankers.  VLCCs and Aframaxes accounted for $141,239,000 of the quarter-over-quarter increase in TCE revenues.  During the third quarter of 2008, approximately 64% of the Company’s TCE revenues were derived from spot earnings compared with 57% in the third quarter of 2007.  In the third quarter of 2008, approximately 36% of TCE revenues were generated from fixed earnings, which comprise time or bareboat charters (“term”) and synthetic time charters, which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters using FFAs and bunker swaps that qualify as cash flow hedges.  Fixed earnings represented 43% of the Company’s TCE revenues in the third quarter of 2007.  During the first nine months of 2008, TCE revenues increased by $409,227,000, or 52%, to $1,196,682,000 from $787,455,000 in the first nine months of 2007 mainly due to an increase of approximately 2,849 revenue days and a significant increase in the daily TCE rates earned by the Company’s VLCCs and Aframaxes. During the first nine months of 2008, approximately 65% of the Company’s TCE revenues were derived from spot earnings compared with 62% in the first nine months of 2007.  In the first nine months of 2008, approximately 35% of TCE revenues were generated from time, bareboat, or synthetic time charters compared with 38% in the first nine months of 2007.

OSG operates most of its crude oil tankers in commercial pooling arrangements (“Pools”).  The Pools’ cargo commitments make them attractive, but such cargo commitments limit the Pools’ ability to support any significant portfolio of time charters. Accordingly, OSG enters into forward freight agreements (“FFAs”) and bunker swaps to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and are effective, are reflected in TCE revenues in the periods to which such hedges relate. The Company achieved an average TCE rate for VLCCs of $80,561 per day for the 435 days covered by such effective hedges for the third quarter of 2008.  The September 30, 2008 mark-to-market for derivative positions through 2010 that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income/(loss) (stockholders’ equity). The actual results of these hedge positions will be reflected in the Company’s earnings in the periods to which the positions relate. The results of derivative positions that do not qualify for hedge accounting treatment are reflected in other income/(expense) and resulted in income of $8,578,000 in the quarter ended September 30, 2008, including mark-to-market unrealized losses at September 30, 2008 of $8,702,000, and an expense of $37,086,000 in the first nine months of 2008.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise.  On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the third quarter of 2008, income from vessel operations increased by $158,838,000, or 469%, to $192,719,000 from $33,881,000 in the third quarter of 2007.  During the first nine months of 2008, income from vessel operations increased by $288,390,000, or 161%, to $466,965,000 from $178,575,000 in the first nine months of 2007. See Note D to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before income taxes, as reported in the consolidated statements of operations.  Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
TCE revenues	$295,099	$127,341	$798,908	$434,453
Vessel expenses	(30,308)	(22,356)	(87,673)	(66,206)
Charter hire expenses	(81,950)	(46,423)	(219,650)	(128,774)
Depreciation and amortization	(18,123)	(19,386)	(55,018)	(55,164)
Income from vessel operations (a)	$164,718	$39,176	$436,567	$184,309
Average daily TCE rate	$60,908	$29,964	$57,122	$35,676
Average number of owned vessels (b)	25.1	26.0	25.5	26.0
Average number of vessels chartered-in under operating leases	28.8	21.9	26.4	19.9
Number of revenue days (c)	4,845	4,250	13,986	12,178
Number of ship-operating days:(d)
Owned vessels	2,301	2,392	6,987	7,098
Vessels bareboat chartered-in under operating leases	552	368	1,616	1,092
Vessels time chartered-in under operating leases	1,934	1,414	5,080	3,960
Vessels spot chartered-in under operating leases	157	231	540	390

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2008 and 2007 between spot and fixed earnings and the related revenue days. The Company has entered into Forward Freight Agreements (“FFAs”) and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs and Aframaxes in the spot market. These derivative instruments create synthetic time charters because their impact is to effectively create a level of fixed TCE earnings. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are substantially equivalent to results from time chartering vessels in the physical market.  The impact of these derivatives, which qualify for hedge accounting treatment under FAS 133, are now reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended September 30,

	2008		2007
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$113,358	$77,945	$35,322	$46,401
Revenue days	1,035	435	1,429	25
Suezmaxes:
Average rate	$55,716	$—	$—	$—
Revenue days	199	—	—	—
Aframaxes:
Average rate	$42,780	$31,962	$23,632	$29,885
Revenue days	1,494	383	1,381	352
Panamaxes:
Average rate	$39,225	$26,554	$34,662	$27,409
Revenue days	659	460	441	457

Nine months ended September 30,

	2008		2007
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$103,558	$80,513	$45,717	$46,401
Revenue days	3,100	1,269	4,183	25
Suezmaxes:
Average rate	$50,752	$—	$—	$—
Revenue days	535	—	—	—
Aframaxes:
Average rate	$41,750	$31,012	$31,278	$30,687
Revenue days	4,425	1,027	3,484	1,188
Panamaxes:
Average rate	$36,262	$26,978	$33,521	$25,597
Revenue days	1,747	1,363	$1,249	1,522

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the third quarter of 2008, TCE revenues for the International Crude Tankers segment increased by $167,758,000, or 132%, to $295,099,000 from $127,341,000 in the third quarter of 2007 reflecting a significant increase in average TCE rates earned on the VLCCs and Aframaxes and a 595 day increase in revenue days. The increase in revenue days reflects the Company’s expansion into Suezmaxes late in 2007 adding 199 revenue days during the current quarter.

Vessel expenses increased by $7,952,000 to $30,308,000 in the third quarter of 2008 from $22,356,000 in the third quarter of 2007 reflecting an increase of 93 owned and bareboat chartered-in days.  This increase was attributable to the commencement of bareboat charters-in on two Suezmaxes in December 2007 and January 2008, respectively.  The above increase in days was partially offset by the sale of the Pacific Ruby in May 2008.  Average daily vessel expenses increased by $2,023 per day, principally as a result of increased crew costs, fees and services and repairs and the timing of delivery of stores and spares.  Charter hire expenses increased by $35,527,000 to $81,950,000 in the third quarter of 2008 from $46,423,000 in the third quarter of 2007, principally as a result of (i) additional profit sharing due to the owners of chartered-in VLCC and Aframax tonnage because of the increase in the TCE rates earned during the 2008 quarter compared with the third quarter of 2007, and (ii) the Suezmax bareboat charters-in discussed above and additional chartered-in vessels, primarily in the Aframax and Panamax fleets.

During the first nine months of 2008, TCE revenues for the International Crude Tankers segment increased by $364,455,000, or 84%, to $798,908,000 from $434,453,000 in the first nine months of 2007. This increase resulted principally from a significant increase in daily TCE rates earned by the VLCCs and Aframaxes, and an increase of 1,808 revenue days.  The International Crude Tankers segment includes the operating results of the Heidmar lightering business from April 1, 2007, the effective date of the transaction.

Vessel expenses increased by $21,467,000 to $87,673,000 in the first nine months of 2008 from $66,206,000 in the first nine months of 2007 reflecting a net 413 day increase in owned and bareboat chartered-in days.  This increase reflects the commencement of the Suezmax bareboat charters-in discussed above, partially offset by the sale of the Pacific Ruby.  In addition, average daily vessel expenses increased by $1,858 per day, principally as a result of increases in crew costs, fees and services and repairs and the timing of delivery of stores and spares.  Charter hire expenses increased by $90,876,000 to $219,650,000 in the first nine months of 2008 from $128,774,000 in the first nine months of 2007, principally as a result of (i) the acquisition of the Heidmar lightering business, which added $15,476,000, (ii) additional profit sharing due to the owners of chartered-in VLCC and Aframax tonnage because of the increase in the TCE rates earned in the first nine months of 2008 compared with the first nine months of 2007, and (iii) the increase in chartered-in tonnage discussed above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

International Product Carriers (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
TCE revenues	$80,589	$66,928	$218,593	$184,049
Vessel expenses	(23,916)	(21,668)	(69,042)	(61,832)
Charter hire expenses	(22,129)	(14,057)	(56,248)	(38,274)
Depreciation and amortization	(13,728)	(14,205)	(41,139)	(36,488)
Income from vessel operations	$20,816	$16,998	$52,164	$47,455
Average daily TCE rate	$24,486	$21,543	$22,656	$21,046
Average number of owned vessels	15.0	16.4	15.4	16.2
Average number of vessels chartered-in under operating leases	22.1	18.0	20.9	17.1
Number of revenue days	3,291	3,107	9,649	8,745
Number of ship-operating days
Owned vessels	1,380	1,512	4,218	4,430
Vessels bareboat chartered-in under operating leases	1,477	1,288	4,374	3,733
Vessels time chartered-in under operating leases	552	368	1,365	930

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2008 and 2007 between spot and fixed earnings and the related revenue days.  The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended September 30,

	2008		2007
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$40,507	$18,566	$26,501	$18,817
Revenue days	184	184	132	184
Handysize Product Carriers:
Average rate	$31,412	$20,250	$25,974	$18,559
Revenue days	1,023	1,900	680	2,111

Nine months ended September 30,

	2008		2007
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$36,767	$18,610	$26,504	$18,415
Revenue days	548	546	132	546
Handysize Product Carriers:
Average rate	$27,175	$19,469	$30,774	$18,546
Revenue days	2,887	5,668	2,128	5,939

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the third quarter of 2008, TCE revenues for the International Product Carriers segment increased by $13,661,000, or 20%, to $80,589,000 from $66,928,000 in the third quarter of 2007. This increase in TCE revenues resulted primarily from an increase in average daily TCE rates earned.  In addition, there was also a 184 day increase in revenue days, attributable to a net increase in the number of chartered-in Handysize Product Carriers and the acquisition in the third quarter of 2007 of two Panamax Product Carriers, the Overseas Luzon and the Overseas Visayas, which resulted in an increase of 52 revenue days.

Vessel expenses increased by $2,248,000 to $23,916,000 in the third quarter of 2008 from $21,668,000 in the prior year’s third quarter, which was principally attributable to a $632 per day increase in average daily vessel expenses.  The increase in average daily vessel expenses was principally the result of increases in crew costs and repairs. Charter hire expenses increased by $8,072,000 to $22,129,000 in the third quarter of 2008 from $14,057,000 in the third quarter of 2007 due to the delivery of five chartered-in vessels subsequent to July 1, 2007, and the sale and leaseback under a bareboat charter of one Handysize Product Carrier in the first quarter of 2008.

During the first nine months of 2008, TCE revenues for the International Product Carriers segment increased by $34,544,000, or 19%, to $218,593,000 from $184,049,000 in the first nine months of 2007. This increase in TCE revenues resulted from an increase in average rates earned as well as a 904 day increase in revenue days.  The increase in revenue days is primarily attributable to a net increase in the number of chartered-in Handysize Product Carriers and the acquisition of the Overseas Luzon and Overseas Visayas, partially offset by the sale of one Handysize Product Carrier in each of the second quarter of 2007 and 2008.

Vessel expenses increased by $7,210,000 to $69,042,000 in the first nine months of 2008 from $61,832,000 in the comparable period of the prior year due to an increase in operating days and a $461 per day increase in average daily vessel expenses.  The increase in average daily vessel expenses was principally attributable to higher crew costs and fees and services.  Charter hire expenses increased by $17,974,000 to $56,248,000 in the first nine months of 2008 from $38,274,000 in the first nine months of 2007 due to the increase in chartered-in Handysize Product Carriers discussed above and the sale and bareboat charter back of three Handysize Product Carriers since January 1, 2007. Depreciation and amortization increased by $4,651,000 to $41,139,000 in the first nine months of 2008 from $36,488,000 in the first nine months of 2007 principally due to the acquisition of the Overseas Luzon and Overseas Visayas as well as the impact of accelerated drydock amortization on older Handysize Product Carriers.  A number of the Handysize Product Carriers that drydocked in 2007, for the first time following the acquisition of Stelmar, are operating on bareboat charters that expire in mid 2009, thus shortening the period over which such drydock costs are amortized. This increase was partially offset by the sales of the Overseas Aquamar and Overseas Almar and the sale and leaseback transactions discussed above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

Other International (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
TCE revenues	$4,458	$5,929	$20,124	$16,744
Vessel expenses	(533)	(59)	(2,295)	(310)
Charter hire expenses	(1,322)	(3,185)	(7,626)	(9,533)
Depreciation and amortization	(1,685)	(1,566)	(4,822)	(4,368)
Income from vessel operations	$918	$1,119	$5,381	$2,533
Average daily TCE rate	$28,946	$32,391	$28,785	$30,734
Average number of owned vessels	1.0	—	1.0	—
Average number of vessels chartered in under operating leases	0.7	2.0	1.6	2.0
Number of revenue days	154	183	699	545
Number of ship-operating days:
Owned vessels	92	—	274	—
Vessels time chartered-in under operating leases	62	183	425	545

As of September 30, 2008, the Company operated one Other International Flag vessel, a Pure Car Carrier that was reflagged from the U.S. Flag in late October 2007. During the third quarter of 2008, the time charters-in of two International Flag Dry Bulk Carriers and purchase options for such vessels were sold.  All three vessels were employed on long-term charters.

U. S. Segment (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
TCE revenues	$54,588	$53,839	$159,057	$152,209
Vessel expenses	(24,638)	(26,626)	(71,039)	(72,033)
Charter hire expenses	(9,870)	(5,204)	(25,786)	(9,653)
Depreciation and amortization	(12,900)	(13,386)	(40,363)	(39,105)
Income from vessel operations	$7,180	$8,623	$21,869	$31,418
Average daily TCE rate	$32,455	$33,762	$32,809	$31,176
Average number of owned vessels	16.0	18.5	16.3	19.0
Average number of vessels chartered in under operating leases	4.1	2.0	3.7	1.9
Number of revenue days	1,682	1,595	4,848	4,882
Number of ship-operating days:
Owned vessels	1,472	1,698	4,475	5,194
Vessels bareboat chartered-in under operating leases	380	189	1,006	511

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

In late-June 2008, the Company purchased two Product Carriers, the Overseas New Orleans and Overseas Philadelphia, which had previously been operating on bareboat charters-in that were classified as capital leases.

During the third quarter of 2008, TCE revenues for the U.S. segment increased by $749,000, or 1%, to $54,588,000 from $53,839,000 in the third quarter of 2007. The increase is mainly due to an increase in the number of revenue days, primarily as a result of 122 fewer out-of-service days during the current quarter. The fleet has taken delivery of the first five vessels (Overseas Houston, Overseas Long Beach, Overseas Los Angeles, Overseas New York and the Overseas Texas City) in a series of twelve Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard and bareboat chartered to the Company.  In addition, the OSG 243, an ATB that has been converted from single hull to double hull delivered in late-April 2008.  These increases were offset by the transfer of the Pure Car Carrier, Overseas Joyce, to Marshall Islands Flag during the fourth quarter of 2007.  The Company also sold its remaining single hull barge in the second quarter of 2008.

Vessel expenses decreased by $1,988,000 to $24,638,000 in the third quarter of 2008 from $26,626,000 in the third quarter of 2007 primarily due to a decrease in average daily vessel expenses of $845 per day. This decrease was principally attributable to decreases in repairs and the timing of delivery of stores, spares and lubricating oils.  Charter hire expenses increased by $4,666,000 to $9,870,000 in the third quarter of 2008 from $5,204,000 in the third quarter of 2007 principally due to increased chartered-in days resulting from the delivery of three of the five Aker vessels referred to above after September 30, 2007.

During the first nine months of 2008, TCE revenues for the U.S. segment increased by $6,848,000, or 4%, to $159,057,000 from $152,209,000 in the first nine months of 2007. The increase is mainly due to an increase in the average daily TCE rates earned.

Vessel expenses decreased by $994,000 to $71,039,000 in the first nine months of 2008 from $72,033,000 in the first nine months of 2007 principally due to a net 224 day decrease in owned and bareboat chartered-in days. Average daily vessel expenses, however, increased by $333 per day principally attributable to increases in crew costs. Charter hire expenses increased by $16,133,000 to $25,786,000 in the first nine months of 2008 from $9,653,000 in the first nine months of 2007 principally due to the delivery of the Aker vessels discussed above which are bareboat chartered-in.  Depreciation and amortization increased by $1,258,000 to $40,363,000 in the first nine months of 2008 from $39,105,000 in the first nine months of 2007 principally due to the amortization of drydock costs incurred on vessels in the former Maritrans fleet that drydocked for the first time since the November 2006 acquisition.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

General and Administrative Expenses

During the third quarter of 2008, general and administrative expenses decreased by $1,225,000 to $32,430,000 from $33,655,000 in the third quarter of 2007.  There was a general reduction in overhead costs in the third quarter of 2008 compared with the third quarter of 2007. In addition, other more significant changes were as follows:

•                  an increase in compensation and benefits paid to shore-based staff of $230,000, after reflecting an increase of $542,000 related to non cash stock compensation;

•                  a reduction in travel and entertainment costs of $706,000; and

•                  higher consultancy costs of $1,220,000.

During the first nine months of 2008, general and administrative expenses increased by $9,844,000 to $104,224,000 from $94,380,000 in the first nine months of 2007 principally because of the following:

•                  an increase in compensation and benefits paid to shore-based staff of $5,430,000, including $2,140,000 related to non cash stock compensation;

•                  higher consultancy costs of $3,570,000; and

•                  incremental costs associated with the Houston and Manila offices of $1,300,000.

Equity in Income of Affiliated Companies:

During the third quarter of 2008, equity in income of affiliated companies increased by $2,569,000 to $3,574,000 from $1,005,000 in the third quarter of 2007.   During the first nine months of 2008, equity in income of affiliated companies increased by $1,677,000 to $8,951,000 from $7,274,000 in the first nine months of 2007.  The above changes reflect, in part, the Company’s sale of its remaining interest in DHT during the first nine months of 2007.  Such sales reduced OSG’s interest first to 29.2% in January 2007 and then to 0.0% in June 2007 from 44.5% as of December 31, 2006. In addition, from November 2007 to February 2008, four LNG Carriers were delivered to a joint venture in which the Company has a 49.9% interest.  After a ballast voyage to the Middle East, the cost of which was expensed in accordance with current accounting rules, each LNG Carrier commenced 25-year time charters.

Results for the first nine months of 2008 include OSG’s share, approximately $1,600,000, of a severance arrangement recorded by a company that is accounted for using the equity method.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP.  ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards.  Such income is included in the U.S. segment.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Affiliated Companies: (Continued)

The following tables summarize the Company’s interest in its equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels.  Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel.  The ownership percentages reflected below are the Company’s actual ownership percentages as of September 30, 2008 and 2007.

Three months ended September 30,

	2008		2007
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	—	—	—	0.0%
Aframaxes operating on long-term charters	—	—	—	0.0%
LNG Carriers operating on long-term charters	184	49.9%	—	0.0%
Total	184	49.9%	—	0.0%

Nine months ended September 30,

	2008		2007
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	—	—	151	0.0%
Aframaxes operating on long-term charters	—	—	204	0.0%
LNG Carriers operating on long-term charters	497	49.9%	—	—
Total	497	49.9%	355	0.0%

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest before impact of swaps and capitalized interest	$16,876	$28,576	$62,189	$69,196
Impact of swaps	821	(14)	1,745	(42)
Capitalized interest	(5,402)	(6,501)	(16,085)	(15,644)
Interest expense	$12,295	$22,061	$47,849	$53,510

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense (continued):

The Company’s redemption of the $176,115,000 outstanding balance of its 8.25% Senior Notes in May 2008, using funds borrowed under the long-term revolving credit facility that were swapped into fixed rate at a weighted average of approximately 3.3%, locked in a reduction in interest expense of approximately $7,000,000 per annum through March 2013.

Interest expense decreased by $9,766,000 to $ 12,295,000 in the third quarter of 2008 from $22,061,000 in the third quarter of 2007 as a result of the redemption of the 8.25% Senior Notes described above and decreases in the average amount of debt outstanding of $320,000,000 and in the average rate paid on floating rate debt of close to 220 basis points to 3.8 % from 6.0% in the third quarter of 2007.  These decreases were offset by the impact of a reduction in the amount of interest capitalized in the third quarter of 2008 compared with the third quarter of 2007. The weighted average effective interest rate for debt (excluding capital lease obligations) outstanding at September 30, 2008 and 2007 was 4.4% and 6.6%, respectively. Such rates take into consideration related interest rate swaps.

Interest expense decreased by $5,661,000 to $47,849,000 in the first nine months of 2008 from $53,510,000 in the first nine months of 2007 as a result of the redemption of the 8.25% Senior Notes described above, a decrease in the average rate paid on floating rate debt of about 170 basis points to 4.3% from 6.0% in the comparable period of 2007 and a small increase in the amount of interest capitalized compared with the comparable 2007 period. These decreases were offset by an increase in the average amount of debt outstanding of $112,000,000, which was principally attributable to the funding of share repurchases, and the $2,150,000 write off of the unamortized balance of deferred finance charges with respect to the 8.25% Senior Notes.

Provision/(Credit) for Income Taxes:

The income tax provisions/(credits) were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries. The changes in the income tax provisions for the three and nine months ended September 30, 2008 compared with the comparable periods of 2007 were principally the result of a decrease in non-shipping income of the Company’s foreign subsidiaries in 2008.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$197,840	$26,629	$397,210	$190,273
(Credit)/provision for income taxes	(1,071)	(4,417)	(1,842)	8,501
Interest expense	12,295	22,061	47,849	53,510
Depreciation and amortization	46,436	48,543	141,342	135,125
EBITDA	$255,500	$92,816	$584,559	$387,409

Liquidity and Sources of Capital:

Working capital at September 30, 2008 was approximately $ 514,000,000 compared with $591,000,000 at December 31, 2007. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.  In addition, the Company maintains a Capital Construction Fund, which is invested in highly liquid investments, with a market value of $71,636,000 at September 30, 2008.  Net cash provided by operating activities in the first nine months of 2008 was more than $296,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2008) compared with $152,000,000 in the first nine months of 2007. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.  The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to September 30, 2008, compared with the actual TCE rates achieved during the first nine months of 2008, will have a negative comparative impact on the amount of cash provided by operating activities.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet.

In August 2008, the Company amended floating rate secured term loans covering seven vessels.  The amendment provided additional borrowing capacity of approximately $100,000,000 (“New Loan”), adding two vessels currently under construction to the secured facility. The New Loan bears interest at a rate based on LIBOR and amortizes over ten years commencing upon delivery of each of the two vessels under construction. Upon closing of the amended facility, the Company borrowed $32,812,000.

In May 2008, OSG redeemed at a premium, its outstanding 8.25% Senior Notes due March 2013 with an aggregate principal amount of $176,115,000. The Company borrowed the full amount needed for the

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

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

As of September 30, 2008, OSG had $2,000,000,000 of long-term unsecured credit availability, of which $812,000,000 had been borrowed and an additional $125,877,000 had been used for letters of credit. The Company’s two long-term revolving credit facilities mature as follows: $150,000,000 (2011), $350,000,000 (2012) and $1,500,000,000 (2013).

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of September 30, 2008.  The financing agreements impose operating restrictions and establish minimum financial covenants.  Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt.  Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.  Because a portion of OSG’s debt is secured and because of limitations imposed by financing agreements on the ability to secure additional debt and to take other actions, the Company’s ability to obtain other financing might be impaired.

Off-Balance Sheet Arrangements

As of September 30, 2008, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $905,778,000. Such debt is nonrecourse to the Company.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $876,569,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as September 30, 2008 follows (in thousands):

	Balance of 2008	2009	2010	2011	2012	Beyond 2012	Total
Debt (1)	$23,885	$96,892	$99,968	$103,022	$180,127	$1,422,353	$1,926,247
Obligations under capital leases (1)	552	1,116	—	—	—	—	1,668
Operating lease obligations (chartered-in vessels) (2)	100,067	410,098	380,801	337,068	247,950	871,367	2,347,351
Construction contracts and vessel purchase agreements (3)	148,201	230,804	485,611	250,909	—	—	1,115,525

(1)          Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt ($1,148,819 as of September 30, 2008) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at September 30, 2008 of 4.1%.  As of September 30, 2008, the interest rate swaps effectively convert the Company’s interest rate exposure on $495,670 from a floating rate based on LIBOR to an average fixed rate of 4.1%.

(2)          As of September 30, 2008, the Company had charter-in commitments for 74 vessels on leases that are, or will be, accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in forward exchange rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive income/(loss). As of September 30, 2008, the Company has recorded an asset of about $70,000 related to the fair values of these contracts, which settle between October and December 2008 and cover approximately 900,000 Euros per month.

OSG’s management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA and related options markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements (“FFAs”), bunker swaps and FFA options with an objective of either economically hedging risk or, prior to June 30, 2008, for trading purposes to take advantage of short term fluctuations in freight rates. The Company enters into FFAs, FFA options and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business.  By using FFAs, bunker swaps and FFA options, OSG manages the financial risk associated with fluctuating market conditions.  FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from certain of the pools in which it participates.  FFAs, bunker swaps and FFA options are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house or LCH, London Clearing House, with which OSG started to trade during February 2008.  NOS ASA and LCH require the posting of collateral by all participants.  The use of a clearing house reduces the Company’s exposure to counterparty credit risk.  As of September 30, 2008, OSG was committed to FFA and bunker swap agreements that qualified as cash flow hedges for accounting purposes with a net fair value of $20,740,000 (hedging expense). The effective portion of the changes in fair value of these positions are recorded in accumulated other comprehensive income/(loss). These contracts settle between October 2008 and December 2009.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

The Company’s VLCCs and Aframaxes are deployed and earn revenue through commercial pools that operate on multiple routes on voyages of varying durations, which differs from the standard routes associated with the related hedging instruments. Therefore, the FFA and bunker hedges that qualify as cash flow hedges for accounting purposes have basis risk. Management expects that in the periods when the FFAs and bunker swaps are recognized their financial results combined with the TCE revenues earned by the vessels in the pools will result in hedged TCE rates that approximate the targeted TCE rates. For the fourth quarter of 2008, given a 95% confidence interval, the range of the expected hedged VLCC TCE is between $55,000 per day and $83,000 per day for 540 revenue days. Using the same confidence interval, the average expected hedged VLCC TCE rate for the year ended December 31, 2009 is expected to range between $45,000 per day and $76,000 per day for 3,205 days. These confidence intervals were calculated based on historical volatilities and the statistical relationship between the VLCC pool performance and the FFA Market results.

In addition, the Company has similar synthetic time charters for Aframaxes representing approximately 79 days in fourth quarter of 2008.

During the third quarter of 2008, there was high volatility both in freight rates and bunker prices. As an example, the Baltic Exchange’s index TD-3 (Arabian Gulf to Eastern destinations) settled at approximately $184,000 per day for July and at approximately $37,000 per day for August. The Tankers International pool’s earnings do not fluctuate as much as TD-3 since the pool’s cargo system, with longer Arabian Gulf-to-Western destination and West Africa-to-Eastern destination combination voyages, levels out the pool’s earnings. OSG management has analyzed the historical difference in volatility between TD-3 and Tankers International pool’s earnings and optimized the volume of the hedge position to mirror the historical difference in volatility. In the third quarter of 2008, the Tankers International pool performed better than this historical relationship anticipated, primarily by better avoiding the significant drop in rates during August.

The actual TCE rates achieved for the synthetic time charters may differ, possibly substantially, from the expected rates shown above. For the third quarter of 2008, the synthetic TCE rate achieved of approximately $77,900 was outside the 95% confidence interval. A 95% confidence interval means that 95 out of 100 quarterly results can be expected to fall within the disclosed range. High volatility tends to weaken the statistical relationship between the VLCC and Aframax pool performance and the respective FFA market results and broaden the confidence interval. The reason for this is the difference in the way the average TCE rate for the pools and the FFA contracts are calculated. The TCE rates for the pools are computed from the results of actual voyages performed during the period whereas the rates used for settling FFA contracts are calculated as simple averages of the daily rates reported with each daily rate weighted equally. In the future, the above mentioned and new factors may again lead to the TCE rates from the synthetic charters again falling outside the expected 95% confidence intervals, in either direction.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 1A.        Risk Factors (continued)

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 1A.        Risk Factors (continued)

American Shipping Corporation (“Aker”) has informed OSG that as a result of OSG’s order of three articulated tug barges (“ATBs”) from Bender Shipbuilding & Repair Co., Inc. (“Bender”), Aker is exercising a right it claims to have under its agreement with OSG to impose a five year extension of the term of each of the bareboat charters for the ten Jones Act product carriers that subsidiaries of OSG are chartering from subsidiaries of Aker. Aker has also notified OSG that Aker was unilaterally reversing the building sequence of two vessels, one of which is to be used as a shuttle tanker.

On October 25, 2007, Aker informed OSG that Aker was exercising its alleged right to extend the bareboat charters for an additional five year period, according to Aker’s calculation (which OSG disputes),  as a result of OSG’s order of the three ATBs from Bender.  At that time, Aker also claimed that OSG has lost its rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for the charters in effect for two or more years) if APSI contracts to build product carriers or ocean going tank barges for third parties.

OSG disputes Aker’s claims because, among other reasons, OSG believes that Aker waived, contracted away, and is otherwise stopped from asserting, its right under its agreement with respect to the order for the tank barges and further that Aker violated its agreement with OSG to use its best efforts to negotiate in good faith and agree upon the documentation of the clear agreement concerning ATBs contained in the Amendment Agreement.

On January 11, 2008, Aker sent to OSG a notice demanding arbitration of Aker’s claims against OSG.  OSG denied Aker’s claims in the arbitration and has brought a counterclaim against Aker concerning its October 2007 position with respect to OSG’s right to reduce the bareboat charter terms of the vessels should APSI contract to build product carriers or ocean going tank barges for third parties.

The parties have appointed an arbitration panel, are finishing discovery and are deposing potential witnesses for the arbitration hearings.  The hearings on the merits are scheduled to begin on November 10, 2008.

A five year extension of the initial term of the bareboat charters would lengthen the period OSG is required to charter these vessels.  This mandatory extension could have an adverse effect on OSG because it removes OSG’s option to decide if it is advantageous to OSG to charter each vessel for the five year extension period, the quantification of such adverse effect being dependent upon market conditions during such five year period.  Furthermore, permitting Aker to compete against OSG — based on the argument, which Aker has made and which OSG disputes, that OSG has lost its rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for charters in effect for two or more years) if APSI contracts to build product carriers or ocean going tank barges for third parties — could have an adverse effect on OSG, the quantification of such adverse effect being dependent upon market conditions during the relevant period.  No assurances can be given that OSG’s positions with respect to Aker’s claims will be upheld in the arbitration.

On October 14, 2008, Aker notified OSG that Aker was reversing the building sequence of two vessels, one for a product carrier contractually obligated to be delivered on or before September 19, 2009 to be named the Overseas Cascade, which Aker has agreed may be converted to a shuttle tanker, and the other for a product carrier contractually obligated to be delivered to OSG on or before January 18, 2010 to be named the Overseas Martinez, which OSG does not have the right to convert to a shuttle tanker.  OSG

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 1A.        Risk Factors (continued)

disputes Aker’s ability to make this switch in hulls and delivery dates without OSG’s consent, and immediately objected to Aker’s action.

On October 21, 2008, OSG requested that the arbitration panel that is deciding the merits of the dispute described above also decide expeditiously the merits of the dispute concerning the change in delivery dates of the Overseas Cascade and Overseas Martinez to avoid or reduce any harm to OSG or its customers from Aker’s unilateral change in delivery dates.  No assurance can be given that OSG’s position that Aker can not amend the delivery dates of these two vessels without OSG’s consent will be upheld in the arbitration.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the third quarter 2008 stock repurchase activity:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July	177,000	$77.62	177,000	2,894,077
August	1,257,200	$71.05	1,257,200	1,904,817
September	591,700	$66.38	591,700	1,447,099
Total	2,025,900	$70.26	2,025,900

(a)  Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 6.     Exhibits

See Exhibit Index on page 56.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of September 30, 2008, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.

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
October 29, 2008

OVERSEAS SHIPHOLDING GROUP, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 3, 2008	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: November 3, 2008	/s/ Myles R. Itkin
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

Exhibit 15

To the Stockholders

Overseas Shipholding Group, Inc.

We are aware of the incorporation by reference in the Registration Statements (Form S-8 No. 333-88581, Form S-8 No. 333-95029, Form S-8 No. 333-40204 and Form S-8 No. 333-121188) of Overseas Shipholding Group, Inc. of our report dated October 29, 2008 relating to the unaudited condensed consolidated interim financial statements of Overseas Shipholding Group, Inc. which are included in its Form 10-Q for the quarter ended September 30, 2008.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not part of a registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

ERNST & YOUNG LLP

New York, New York
October 30, 2008

Exhibit 31.1

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13a-14(a) AND 15d-14(a), AS AMENDED

I, Morten Arntzen, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Overseas Shipholding Group, Inc.

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.               The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

a.               Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.               Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.              Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13a-14(a) AND 15d-14(a), AS AMENDED

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: November 3, 2008	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer

Exhibit 31.2

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULE 13a-14(a) AND 15d-14(a), AS AMENDED

I, Myles R. Itkin, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Overseas Shipholding Group, Inc.

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.               The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

a.               Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.               Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.              Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULE 13a-14(a) AND 15d-14(a), AS AMENDED

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:	November 3, 2008	/s/ Myles R. Itkin
Myles R. Itkin
Chief Financial Officer

Exhibit 32

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002

Each of the undersigned, the Chief Executive Officer and the Chief Financial Officer of Overseas Shipholding Group, Inc. (the “Company”), hereby certifies, to the best of his knowledge and belief, that the Form 10-Q of the Company for the quarterly period ended September 30, 2008 (the “Periodic Report”) accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.  This certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Date: November 3, 2008	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer

Date: November 3, 2008	/s/ Myles R. Itkin
Myles R. Itkin
Chief Financial Officer