Form 10-K
period 2008-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2009-03-02
CIK 75208

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant's most recently completed second quarter, was $2,152,623,338, based on the closing price of $79.52 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

As of February 23, 2009, 26,858,555 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the registrant in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

i

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

Overseas Shipholding Group, Inc. ("OSG" or the "Company") is one of the world's leading bulk shipping companies engaged primarily in the ocean transportation of crude oil and petroleum products. At December 31, 2008, the Company owned or operated a modern fleet of 122 vessels (aggregating 12.5 million deadweight tons and 864,800 cubic meters) of which 101 vessels operated in the international market and 21 operated in the U.S. Flag market. OSG's newbuilding program of owned and chartered-in vessels totaled 32 International and U.S. Flag vessels, bringing the Company's total operating and newbuild fleet to 154 vessels.

The Company's vessel operations are organized into strategic business units and focused on market segments each serve: crude oil, refined petroleum products, U.S. Flag vessels and gas. The International Flag Crude Tanker unit manages International Flag ULCC, VLCC, Suezmax, Aframax and Panamax tankers; the International Flag Product Carrier unit principally manages Panamax and Handysize Product Carriers; the U.S. Flag unit manages most U.S. Flag vessels; and the Gas unit at year end had four LNG carriers under management. Each business unit has dedicated chartering and commercial personnel while the Company's technical ship management operations and corporate departments support the Company's global fleet.

The Company generally charters its vessels to customers either for specific voyages at spot rates or for specific periods of time at fixed daily amounts. Spot market rates are highly volatile, while time and bareboat charter rates are fixed for specific periods of time, and provide a more predictable stream of Time Charter Equivalent Revenues. For a more detailed discussion on factors influencing spot and time charter markets, see Operations—Charter Types later in this section.

A glossary of shipping terms (the "Glossary") that should be used as a reference when reading this Annual Report on Form 10-K can be found later in Item 1. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

BUSINESS STRATEGY

OSG is committed to long-term shareholder value creation and believes its balanced growth strategy is a critical element to continued success. The Company seeks to achieve market leading positions in each of its operating segments: crude oil, products and U.S. Flag. OSG's track record of profitability and growth reflects investment, expansion and focus on core areas of operations where it has expertise. Fleet growth has been achieved in a capital-efficient manner through chartering-in tonnage and participation and expansion of commercial pools. Acquisitions of vessels and companies have enhanced OSG's geographic presence, the scale of its fleet and service offerings. The Company's disciplined financial strategy is focused on maintaining a strong balance sheet and generating profits throughout shipping cycles.

The Company seeks to be the most respected energy transportation company in the world. OSG seeks to achieve this vision by focusing on three goals: maximizing returns to shareholders throughout all markets; providing reliable transportation to customers while protecting its crews, vessels and the environment; and creating a rewarding and challenging workplace for its sea and shore-based employees. OSG believes that it differentiates itself from its competitors through the scale and diversity of its fleet, the skills, experience and capabilities of its sea-based crew and shoreside personnel, and its provision of reliable, safe transportation services to customers.

Balanced Growth—The Company believes that by balancing the types of vessels it deploys and the markets in which it participates and by actively managing the mix of charter types and the ownership profile of its fleet, it can maximize returns on invested capital while making it less dependent on any particular market sector.

Operational Excellence—OSG is committed to technical excellence across its fleet. The Company's high quality, modern fleet, which is operated by experienced crews supported by skilled shoreside personnel, has in place a program of standardized operational practices and procedures that have been designed to ensure that seafarers and vessel operations comply with all applicable environmental, regulatory and safety standards established by International and U.S. maritime laws. The Company has a philosophy of continuous improvement in all aspects of technical operations, including its systems and technologies designed to support such compliance. For more information, see Technical Operations later in this section.

2008 Annual Report                                                                                                                                                                       1

Financial Flexibility—The Company believes its strong balance sheet, comparatively high credit rating and high level of unencumbered assets give it access to both the unsecured bank markets and the public debt markets, allowing it to borrow primarily on an unsecured basis. This, in turn, reduces its financing costs and cash flow breakeven levels. This financial flexibility permits the Company to pursue attractive business opportunities.

Summary of 2008 Events
Fleet expansion activities during the year included vessel purchases and deliveries, expansion into new markets and commercial pool growth. Additionally, the Company continued to actively manage its assets through vessel sale and sale/leaseback transactions. Sale and leaseback transactions not only raise cash that can be redeployed or reinvested, but shift residual risk, providing for greater flexibility in uncertain market conditions.

Fleet Expansion Through Vessel Deliveries and Vessel Purchases

•
Two Suezmax tankers were added to the fleet: the Overseas London, a 2000-built 153,000 dwt tanker was bareboat chartered-in for ten years and the Hellespont Trinity, a 1996-built 148,000 dwt tanker, was time chartered-in for one year. Both vessels joined the Suezmax International commercial pool.

•
Five Aframax tankers were added to the fleet during the year. The Overseas Acadia, a 113,000 dwt vessel, was sold and time chartered-back for 10 years and the Overseas Everglades, a 113,000 dwt tanker, was sold and bareboat chartered-back for twelve years. OSG has certain purchase option rights with respect to the Overseas Everglades. The Mare Salernum, a 2003-built 111,000 dwt vessel was time chartered-in for two years. The Peak and the Wind, 116,000 dwt newbuild Aframaxes were time chartered in for three years but the charters were terminated in January 2009 by OSG because of a change in ownership of the vessels. The Aframaxes joined the Aframax International commercial pool upon their respective delivery dates.

•
Five Handysize newbuild product carriers delivered during 2008. The Overseas Serifos, Overseas Sifnos and Overseas Kimolos, each approximately 51,000 dwt, were bareboat chartered-in for 10 years. The Atlantic Aquarius and Atlantic Leo, each 47,000 dwt, were time chartered-in for seven years. The Company has certain purchase option rights on the Overseas Kimolos and renewal options on the Atlantic Aquarius and Atlantic Leo.

•
The Overseas Palawan, a 74,000 dwt coated Panamax product carrier (LR1), delivered and then was sold and bareboat chartered-back for 12 years. OSG has certain purchase option rights on the vessel.

•
Two U.S. Flag 46,800 dwt newbuild product carriers delivered in 2008. The Overseas New York and the Overseas Texas City have both been chartered-in for seven years. OSG has extension options for the life of both vessels.

•
With the delivery of two Q-Flex LNG carriers in the first quarter, all four of the Company's LNG carriers were operating on 25-year time charters. OSG has a 49.9% ownership interest in the joint venture entity that owns the LNG carriers.

New Markets

In the first quarter of 2008, the Company announced its entrance into the FSO (Floating Storage and Offloading) service vessel market. Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV, each for a term of eight years. Each of the two companies will sell one ULCC (the TI Africa owned by OSG and the TI Asia owned by Euronav) to the joint venture to be converted to an FSO. The FSOs are expected to commence service in the second half of 2009.

Active Asset Management Through Asset Sale and Sale and Leaseback Transactions

During the year, the Company sold or sold and leased-back a total of nine vessels, including the Overseas Acadia, Overseas Everglades and Overseas Palawan mentioned above, generating $462 million in total proceeds and $78 million in gain on vessels sales.

•
Five vessels were sold during the year: the Pacific Ruby, a 1994-built Aframax tanker, the M215, a U.S. Flag single hull ATB; the Overseas Aquamar, a 1998-built Handysize product carrier; and the charter-in contracts for two 1997-built dry bulk carriers, the Matilde and Chrismir.

•
The Overseas Rimar, a 1998-built Handysize product carrier was sold and bareboat chartered back for a period of seven and one-half years. OSG has an option to purchase the vessel at the end of the charter-in period.

2                                                                                                                                                 Overseas Shipholding Group, Inc.

Vessel Redeliveries

•
During the year two Handysize product carriers redelivered, the Overseas Uranus, built in 1988 and Overseas Neptune, built in 1989.

Commercial Pool Activity

OSG formed Suezmax International in 2008 with Seaarland Shipping Management B.V., a privately held shipping company based in Amsterdam, The Netherlands. As of December 31, 2008, the pool consisted of six Suezmax tankers with seven newbuilds expected to deliver between 2009 and 2011.

The Company's Clean Products International commercial pool expanded to eight medium-range (MR) Handysize product carriers in 2008 with Korea Line Corporation joining the pool's founding members, OSG and Ultragas Group. Korea Line chartered-in the Overseas Sifnos and Overseas Serifos, each for three-year periods. In addition, Korea Lines will contribute two additional newbuild vessels to the pool in 2009, one of which OSG will time charter-in.

Financial Strength and Stability

During the year, the Company repurchased a total of 4.5 million shares at a cost of approximately $259 million through open market purchases. As of December 31, 2008, approximately $37 million remained available for further share repurchases under the $250 million repurchase program that was approved by the Company's Board of Directors in June 2008.

On June 9, 2008, the Company's Board of Directors increased its regular quarterly dividend by 40% to $0.4375 per share from $0.3125 per share, which had been in place since June 2007.

On May 15, 2008, OSG redeemed all $176,115,000 principal outstanding of its 8.25% Senior Notes due 2013. The redemption price was 104.125% of the principal amount of the Notes together with accrued and unpaid interest as of the redemption date. This redemption will reduce the Company's interest expense by approximately $7.0 million per annum through March 2013.

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

Fleet Highlights
As of December 31, 2008, OSG's owned, operated and newbuild fleet aggregated 154 vessels. Of this total, 124 vessels are International Flag and 30 vessels are U.S. Flag. The Marshall Islands is the principal flag of registry of the Company's International Flag vessels. The Company has one of the industry's most modern and efficient fleets in the international market. At a time when customers are demonstrating an increasingly clear preference for modern tonnage based on concerns about the environmental risks associated with older vessels, 100% of OSG's owned International Flag fleet is double hull.

Additional information about the Company's fleet, including its ownership profile, is set forth below under Operations—Fleet Summary, as well as on the Company's website, www.osg.com.

2008 Annual Report                                                                                                                                                                       3

Fleet

	International Flag Fleet								U.S. Flag Fleet	Total
	Crude Tankers				Product Carriers
	VLCC (1)	Suezmax	Aframax (2)	Panamax	Handysize (3)	Panamax	Gas	Other (4)

Owned	9	—	6	9	10	4	4	1	16	59
Chartered-in	10	3	19	2	23	1	—	—	5	63
Newbuilds	5	—	2	—	8	7	—	1	9	32
Total	24	3	27	11	41	12	4	2	30	154

(1)
Includes ULCCs and two ULCCs being converted to FSOs

(2)
Includes lightering vessels

(3)
Includes two U.S. Flag vessels that trade primarily in the international markets (and are therefore reflected in the International Product Carriers reportable segment)

(4)
Includes one owned car carrier and one newbuild chemical carrier

Newbuild Delivery Schedule as of December 31, 2008

Year/Segment	Q1	Q2	Q3	Q4	Total

2009

Crude	1	1	2	1	5
Products	3	—	1	—	4
U.S. Flag	2	1	1	1	5
Total	6	2	4	2	14

2010

Products	1	1	1	2	5
U.S. Flag	1	1	—	1	3
Total	2	2	1	3	8

2011

Crude	—	1	—	1	2
Products	3	2	2	—	7
U.S. Flag	1	—	—	—	1
Total	4	3	2	1	10

TOTAL					32

Commercial Pools
To increase vessel utilization and thereby revenues, the Company participates in Commercial Pools with other like-minded shipowners of similar modern, well-maintained vessels. By operating a large number of vessels as an integrated transportation system, Commercial Pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools employ experienced commercial charterers and operators who have close working relationships with customers and brokers, while technical management is performed by each shipowner. Pools negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization rates for pool vessels by securing backhaul voyages and Contracts of Affreightment ("COAs"), thus generating higher effective TCE revenues than otherwise might be obtainable in the spot market while providing a higher level of service offerings to customers. As of December 31, 2008 OSG participates in five pools: Tankers International (TI), Aframax International (AI), Panamax International (PI), Clean Products International (CPI) and the newest pool, Suezmax International (SI). For more information on the pools, see Operations—International Fleet Operations.

4                                                                                                                                                 Overseas Shipholding Group, Inc.

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

Liquidity
The Company believes that the strength of its balance sheet, and the financial flexibility that it affords, distinguishes it from many of its competitors. In 2008, stockholders' equity declined by $95 million to $1.7 billion, principally due to the Company's repurchase of $259 million of its shares and an increase in the unrealized hedging expense of $118 million related to interest rate swaps that are accounted for as cash flow hedges. Liquidity, including undrawn bank facilities, stood at approximately $1.5 billion at December 31, 2008.

Liquidity adjusted debt to capital was 36.8% at December 31, 2008, compared with 32.6% as of December 31, 2007. The increase reflects share repurchases in 2008, which were substantially funded through borrowings under the Company's unsecured credit facility. For this purpose, liquidity adjusted debt is defined as long-term debt reduced by cash and the balance in the Capital Construction Fund.

Employees
As of December 31, 2008, the Company had 3,774 employees comprised of 3,292 seagoing personnel and 482 shore side staff. The Company has collective bargaining agreements with three different maritime unions covering 614 seagoing personnel employed on the Company's U.S. Flag vessels. These agreements are in effect for periods ending between March 2010 and June 2015. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. OSG believes that it has a satisfactory relationship with its employees.

2008 Annual Report                                                                                                                                                                       5

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements regarding the outlook for tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for oil and petroleum products, either globally or in particular regions; the outcome of the Company's negotiations with American Shipping Company ASA, formerly known as Aker American Shipping ASA, and with Bender Shipbuilding and Repair Co., Inc.; prospects for the growth of the Gas segment; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the global economy and various regional economies; risks incident to vessel operation, including accidents and discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; drydocking schedules differing from those previously anticipated; the ability of the Company to attract and retain experienced, qualified and skilled crewmembers; changes in credit risk of counterparties, including shipyards, suppliers and financial lenders: delays (including failure to deliver) or cost overruns in the building of new vessels; the cost and availability of insurance coverage; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; estimates of future costs and other liabilities for certain environmental matters and compliance plans; and projections of the costs needed to develop and implement the Company's strategy of being a market leader in the segments in which the Company competes. The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

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

The following chart reflects the percentage of TCE revenues generated by the Company's three reportable segments for each year in the three-year period ended December 31, 2008 and excludes the Company's proportionate share of TCE revenues of affiliated companies.

	Percentage of TCE Revenues
	2008	2007	2006

International
Crude Tankers	64.9%	54.8%	68.9%
Product Carriers	19.3%	23.4%	21.7%
Other	1.4%	2.3%	1.8%

Total International Segments	85.6%	80.5%	92.4%
U.S.	14.4%	19.5%	7.6%

Total	100.0%	100.0%	100.0%

6                                                                                                                                                 Overseas Shipholding Group, Inc.

The following chart reflects the percentage of income from vessel operations accounted for by each reportable segment. Income from vessel operations is before general and administrative expenses, gain on disposal of vessels, impairment charges (vessel and goodwill) and the Company's share of income from affiliated companies:

	Percentage of Income from Vessel Operations
	2008	2007	2006

International
Crude Tankers	83.1%	69.3%	88.5%
Product Carriers	11.3%	17.6%	14.5%
Other	0.8%	1.1%	(5.9)%

Total International Segments	95.2%	88.0%	97.1%
U.S.	4.8%	12.0%	2.9%

Total	100.0%	100.0%	100.0%

For additional information regarding the Company's three reportable segments for the three years ended December 31, 2008, and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note F to the Company's consolidated financial statements set forth in Item 8.

The Other International segment for 2006 reflects a $27 million increase in the reserve for the settlement of investigations by the U.S. Department of Justice.

Revenues from International Crude Tankers are derived principally from voyage charters and are, therefore, significantly affected by prevailing spot rates. In contrast to International Crude Tankers, revenues from International Product Carriers and the vessels included in the U.S. reportable segment are derived principally from time charters generating a more predictable level of TCE earnings. Accordingly, the relative contributions of the Product Carriers and the U.S. segment's vessels to consolidated TCE revenues and to consolidated income from vessel operations are influenced by the level of freight rates then existing in the international market for crude oil tankers, increasing when such rates decrease, as they did in 2007, and decreasing when such rates increase as was the case for 2008.

Charter Types
The Company believes that by balancing the mix of TCE revenues generated by voyage charters and time charters, the Company is able to maximize its financial performance throughout shipping cycles.

Spot Market

Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 65% of the Company's TCE revenues in 2008, 60% in 2007 and 69% in 2006. The above information is based, in part, on information provided by the pools or commercial ventures in which OSG participates. Accordingly, the Company's shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company's vessels operate. Spot market rates are highly volatile. Rates are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over the period of projected use. Seasonal trends greatly affect world oil consumption and consequently vessel demand. While trends in consumption vary with season, peaks in demand quite often precede seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand are principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by the volume of newbuilding deliveries, the removal (principally through scrapping or conversion) of existing vessels from service, and by the greater efficiency of modern tonnage. Scrapping is affected by the level of freight rates, by the level of scrap prices and by international and U.S. governmental regulations that require the maintenance of vessels within certain standards and mandate the retirement of vessels lacking double hulls.

Time and Bareboat Charter Market

A significant portion of the Company's U.S. Flag fleet, its International Flag Product Carrier fleet, the LNG fleet and the two FSOs upon the completion of their conversions, is, or will be, on time charter, providing a significant and predictable level of earnings, which is not subject to fluctuations in spot-market rates. Time and bareboat charters constituted 35% of the Company's TCE revenues in 2008, 40% in 2007 and 31% in 2006. Some of the Company's older chartered-in vessels are chartered through the remainder of their commercial lives.

2008 Annual Report                                                                                                                                                                       7

Fleet Summary
As of December 31, 2008, OSG's International Flag and U.S. Flag operating fleet consisted of 122 vessels, 48% of which were owned, with the remaining vessels bareboat or time chartered-in. In order to maximize returns on invested capital, particularly during periods when newbuilding prices and second-hand prices are high, the Company charters-in tonnage, enabling it to expand its fleet without making additional capital commitments. Vessels chartered-in may be Bareboat Charters (where OSG is responsible for all Vessel Expenses) or Time Charters (where the shipowner pays Vessel Expenses).

	Vessels Owned		Vessels Chartered-in		Total at Dec. 31, 2008
Vessel Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt

Operating Fleet
VLCC (including ULCC)	9	9.0	10	7.5	19	16.5	5,962,867
Suezmax	—	—	3	2.5	3	2.5	465,017
Aframax	4	4.0	16	11.0	20	15.0	2,195,837
Panamax	9	9.0	2	2.0	11	11.0	764,083
Lightering	2	2.0	3	2.0	5	4.0	441,772

International Flag Crude Tankers	24	24.0	34	25.0	58	49.0	9,829,576
Panamax Product Carriers	4	4.0	1	1.0	5	5.0	364,323
Handysize Product Carriers (1)	10	10.0	23	23.0	33	33.0	1,482,555

International Flag Product Carriers	14	14.0	24	24.0	38	38.0	1,846,878
Car Carrier	1	1.0	—	—	1	1.0	16,101

Total Int'l Flag Operating Fleet	39	39.0	58	49.0	97	88.0	11,692,555

Handysize Product Carriers (2)	5	5.0	5	5.0	10	10.0	461,127
Clean ATBs	7	7.0	—	—	7	7.0	204,150
Lightering:
Crude Carrier	1	1.0	—	—	1	1.0	39,948
ATB (2)	3	3.0	—	—	3	3.0	112,822

Total U.S. Flag Operating Fleet	16	16.0	5	5.0	21	21.0	818,047

LNG Fleet	4	2.0	—	—	4	2.0	864,800 cbm

Total Operating Fleet	59	57.0	63	54.0	122	111.0	12,510,602 864,800 cbm

Newbuild/Conversion Fleet
International Flag
VLCC	3	3.0	—	—	3	3.0	893,000
FSO	2	1.5	—	—	2	1.5	883,548
Aframax	2	2.0	—	—	2	2.0	226,010
Panamax Product Carriers	7	7.0	—	—	7	7.0	514,000
Handysize Product Carriers	2	2.0	6	6.0	8	8.0	390,350
Chemical Tankers	—	—	1	1.0	1	1.0	19,900
U.S. Flag
Product Carriers	—	—	7	7.0	7	7.0	327,705
Lightering ATBs	2	2.0	—	—	2	2.0	91,112

Total Newbuild Fleet	18	17.5	14	14.0	32	31.5	3,345,625

Total Operating & Newbuild Fleet	77	74.5	77	68.0	154	142.5	15,856,227 864,800 cbm

(1)
Includes two owned U.S. Flag Product Carriers that trade internationally, thus associated revenue is included in the Product Carrier segment.

(2)
Includes the Overseas Integrity and M300, which were in lay-up at December 31, 2008.

8                                                                                                                   Overseas Shipholding Group, Inc.

The table below reflects the average age of the Company's owned International Flag fleet in comparison with the world fleet.

Vessel Type	Average Age of OSG's Owned Fleet at 12/31/08	Average Age of OSG's Owned Fleet at 12/31/07	Average Age of World Fleet at 12/31/08*

VLCC (including ULCC)	8.1 years	7.0 years	8.4 years
Aframax	9.5 years	9.2 years	8.4 years
Panamax (crude oil and refined petroleum products)	5.3 years	4.3 years	8.1 years
Handysize Product Carrier	6.4 years	6.2 years	8.6 years

*
Source: Clarkson database as of January 1, 2009

International Fleet Operations

Crude Oil Tankers

In order to enhance vessel utilization and TCE revenues, the Company has placed its ULCC, VLCC, Suexmax and Aframax tankers, except five dedicated lightering vessels, as well as a number of Panamax tankers into Commercial Pools that are responsible for the Commercial Management of these vessels. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants, after deducting administrative fees, according to formulas based upon the relative carrying capacity, speed, and fuel consumption of each vessel.

•
Tankers International—Tankers International was formed in December 1999 by OSG and other leading tanker companies in order to pool the commercial operation of their modern VLCC fleets. As of December 31, 2008, Tankers International had eight participants and managed a fleet of 40 modern VLCCs and ULCCs that trade throughout the world, including all 19 (16.5, weighted by ownership) of the Company's ULCC and VLCC owned and chartered-in vessels.

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

By consolidating the Commercial Management of its substantial fleet, Tankers International is able to offer its customers access to an expanded fleet of high-quality VLCCs and ULCCs. The size of the fleet enables Tankers International to become the logistics partner of major customers, providing new and improved tools to help them better manage their shipping programs, inventories and risk.

•
Suezmax International—Suezmax International was formed in June 2008 by the Company and Seaarland Shipping Management B.V., a privately held shipping company based in Amsterdam, The Netherlands. As of December 31, 2008, the pool has two participants and provides the Commercial Management of a fleet which primarily trades in the Atlantic Basin. As of December 31, 2008, Suezmax International managed a fleet of six modern Suezmaxes, including all three (2.5 weighted by ownership) of the Company's owned and chartered-in vessels.

•
Aframax International—Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. As of December 31, 2008, there were eight participants in Aframax International and the pool Commercially Managed 48 vessels, including 20 (15 weighted by ownership) of the Company's owned and chartered-in vessels. Aframax International's vessels generally trade in the Atlantic Basin, North Sea and the Mediterranean. The Aframax International pool has been able to enhance vessel utilization with backhaul cargoes and COAs, thereby generating higher TCE revenues than would otherwise be attainable in the spot market.

•
Panamax International—Panamax International was formed in April 2004 and provides the Commercial Management of the Panamax fleets of its three participants. As of December 31, 2008, Panamax International managed a fleet of 27 modern Panamaxes, which includes six of the Company's crude Panamaxes and two of its Panamax Product Carriers, as well as three crude Panamaxes that are time chartered to one of the pool partners.

2008 Annual Report                                                                                                                                                                       9

Product Carriers

International Product Carriers constitutes one of the Company's reportable business segments and is made up of a diverse International Flag and U.S. Flag fleet that transport refined petroleum products worldwide. The fleet, consisting of 33 medium-range ("MR") Product Carriers and five long-range Panamax coated tankers ("LR1"), gives OSG the ability to provide a broad range of services to global customers. Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long- and short-haul routes. The market is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. The Company's expansion of its Product Carrier fleet is consistent with its balanced growth strategy and was built upon a commercial and technical platform of operating a core fleet of Handysize Product Carriers by expanding and growing revenues and earnings in a market sector with more predictable earnings characteristics.

In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel, jet fuel, home heating oil, vegetable oils and organic chemicals (e.g., methanol and ethylene glycols). The trades require crews to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and discharging, cleaning and loading operations than crude oil tankers.

OSG has opportunistically expanded its commercial footprint in the Product Carrier segment through acquisitions, newbuildings, chartering-in vessels and commercial alliances.

•
OSG trades seven of its Handysize Product Carriers, including four that are time chartered to the other pool participants, in the Clean Products International Pool, a regional Commercial Pool formed in 2006 with Ultragas Group. As of December 31, 2008, the pool had three participants. The pool is comprised of eight vessels and concentrates on triangulation trades in South America.

•
Since 2005, OSG has ordered or chartered-in from third parties 14 newbuild Handysize Product Carriers and eight newbuild Panamax Product Carriers. Delivery of these vessels began in 2006 and will continue through 2011. These newbuilds are an important part of the business unit's strategy to modernize and expand its fleet, and offset redeliveries of older, chartered-in Handysize vessels scheduled for 2008 and 2009. Of the Product Carrier newbuild program, all except one of the Handysize vessels will be IMO III compliant, allowing for increased flexibility when switching between cargo grades.

•
Two U.S. Flag vessels that participate in the U.S. government's Maritime Security Program, the Overseas Maremar and the Overseas Luxmar, are included in the International Product Carrier unit. For detailed information on the Maritime Security Program, see U.S. Flag Fleet Operations, Maritime Security Program later in this section. The Overseas Ambermar also participated in the U.S. government's Maritime Security Program, but ceased such participation in September 2008 and was reflagged under Marshall Islands Flag.

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

•
The joint venture in which OSG has a 49.9% interest constructed four 216,000 cbm LNG Carriers, two of which delivered in the fourth quarter of 2007 and two of which delivered in the first quarter of 2008. The Company entered this emerging energy market in November 2004, after a competitive tender process whereby Qatar Liquefied Gas Company Limited (II) selected a joint venture between the Company and Qatar Gas Transport Company Limited (Nakilat) to time charter the LNG Carriers for twenty-five years, with options to extend. The joint venture ordered the four vessels at a total purchase price of $918 million. The Company provides Technical Management for these state-of-the-art vessels. For more information about the financing of the LNG Carriers, see Note H to the consolidated financial statements set forth in Item 8.

•
The Company entered the CNG segment in 2006 through a partnership between OSG and TransCanada CNG Technologies Ltd, a subsidiary of TransCanada Corporation. The partnership combines OSG's knowledge of marine transportation and vessel construction with TransCanada's patented technology for Gas Transport Modules ("GTMs") that is intended to enable the development of efficient and commercially viable CNG vessels.

10                                                                                                                   Overseas Shipholding Group, Inc.

  TransCanada's GTM technology utilizes a proprietary composite reinforced steel pressure container system manufactured under license from NCF Industries Inc. (U.S. and foreign patents issued and pending).

U.S. Flag Fleet Operations
OSG is one of the largest commercial owners and operators of Jones Act vessels in the United States. The Company's U.S. Flag Fleet has expanded significantly since 2004 and today consists of 30 owned, operated and newbuild Handysize Product Carrier and ATBs. As a U.S.-based company, OSG is uniquely positioned to participate in the U.S. Jones Act shipping market, a trade that is not available to its foreign-based competitors. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies more than 75% owned and controlled by U.S. citizens. The Jones Act regulations, coupled with tax law changes in the American Jobs Creation Act of 2004, has enabled OSG to significantly invest in and expand its U.S. Fleet business.

•
ATBs—In November 2006, OSG acquired Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull Jones Act vessels serving the East and U.S. Gulf coastwise trades. This strategic acquisition gave OSG a presence in all major U.S. trading routes; intra U.S. Gulf, U.S. Gulf to the East Coast, U.S. Gulf to the West Coast, the Alaskan North Slope trades and the Delaware Bay. In addition, the acquisition provided for a qualifying use of OSG's Capital Construction Fund towards the acquisition of construction contracts for ATBs that will be used for lightering services in the Delaware Bay.

•
Jones Act Product Carrier Newbuild Order—In June 2005, OSG signed agreements to bareboat charter-in 10 Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard, Inc. and in October 2007, the order was further expanded by an additional two sister ships. The unique market dynamic of a declining Jones Act single hull fleet in the U.S. as a result of the U.S. Oil Pollution Act of 1990 ("OPA 90"), coupled with the expected continued growth in demand by U.S. consumers for crude oil and petroleum products transported by sea, served as the basis for OSG placing the series order for the product carriers prior to securing employment for the vessels. OSG has chartered-in each vessel for initial terms of five to ten years commencing on delivery of each vessel. The Company has extension options for the life of the vessels. As of December 31, 2008, OSG has entered into long-term time charters-out for 11 of these 12 vessels. Three of the ships delivered in 2007 and two in 2008. All five ships have commenced long-term charters. The remaining seven vessels under construction will deliver from 2009 through 2011.

•
Alaskan North Slope Trade—OSG has a significant presence in the Alaskan North Slope trade through its 37.5% equity interest in Alaska Tanker Company, LLC ("ATC"), a joint venture that was formed in 1999 among OSG, BP p.l.c. ("BP") and Keystone Shipping Company ("Keystone"), to support BP's Alaskan crude oil transportation requirements. The Company's participation in ATC provides it with the ability to earn additional income (incentive hire) based upon ATC's meeting certain predetermined performance standards. Such income, which is included in equity in income of affiliated companies, amounted to $5.3 million in 2008, $5.7 million in 2007 and $6.8 million in 2006.

•
Maritime Security Program—Certain of the Company's vessels participate in the U.S. Maritime Security Program (the "Program"), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. In 2005, the Company signed four agreements with the Maritime Administrator of the Department of Transportation pursuant to which the Company entered three reflagged U.S. Flag Product Carriers and re-entered its U.S. Flag Pure Car Carrier into the Program. The terms of the agreements relating to the reflagged Product Carriers are four years, subject to extension to a total of ten years in the event that the Company is awarded certain construction subsidies under the National Defense Tanker Vessel Construction Program ("NDTVCP") and substitutes appropriate newbuild vessels constructed with such subsidies for the reflagged Product Carriers. Congressional funding of the NDTVCP has not been approved and there can be no assurance that Congress will provide such construction subsidies, that such subsidies will be awarded to the Company or that terms of these agreements will be extended if the Company does not substitute newbuild vessels constructed with such subsidies. Under the Company's 10-year agreement relating to the Pure Car Carrier, the vessel continued in the Program through October 2007, at which time the vessel, Overseas Joyce, exited the Program and was reflagged under the Marshalls Island flag. In September 2008, one of the three U.S. Flag Product Carriers exited the program and was reflagged under the Marshall Islands Flag. Under the Program, the Company receives approximately $2.6 million per year for each vessel through 2009, $2.9 million per year for each vessel

2008 Annual Report                                                                                                                                                                       11

  from 2010 through 2011, and $3.1 million per year for each vessel from 2012 through 2016, subject in each case to annual Congressional appropriations.

•
Capital Construction Fund—To encourage private investment in U.S. Flag vessels, the Merchant Marine Act of 1970 (the "Act") permits deferral of taxes on earnings from U.S. Flag vessels deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag vessels (primarily those limited to foreign, Great Lakes, and noncontiguous domestic trades). The Company is a party to an agreement under such Act. Under the agreement, the general objective is for U.S. Flag vessels to be constructed or acquired through the use of assets accumulated in the fund. If the agreement is terminated or amounts are withdrawn from the Capital Construction Fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had approximately $49 million in its Capital Construction Fund as of December 31, 2008. The Company's balance sheet at December 31, 2008 includes a liability of approximately $17 million for deferred taxes on the fund deposits and earnings thereon. During 2008 and 2007, the Company withdrew an aggregate of approximately $282 million from its Capital Construction Fund towards the initial acquisition of the construction contracts for the Lightering ATBs and for subsequent construction costs.

Investments in Affiliated Companies
The following chart reflects the percentage of income of investments in joint ventures accounted for using the equity method by each reportable segment.

	Percentage of Income of Equity Method Investments
	2008		2007		2006

International
Crude Tankers	(17.0%	)	40.9%		66.6%
Other	73.5%		(5.6%	)	3.1%

Total International Segments	56.5%		35.3%		69.7%
U.S.	43.5%		64.7%		30.3%

Total	100.0%		100.0%		100.0%

The only operating vessels held in companies accounted for by the equity method at December 31, 2006 and 2005 were those held through DHT Maritime Inc., formerly Double Hull Tankers, Inc. ("DHT"), all of which are on time charters to OSG, with profit sharing. In October 2005, the Company sold seven tankers (three VLCCs and four Aframaxes) to DHT in connection with DHT's initial public offering. During the first six months of 2007, the Company sold its remaining shares of DHT reducing its interest in DHT to 0.0% as of June 30, 2007 from 44.5% as of December 31, 2006. These vessels are time chartered back to OSG at fixed rates for initial periods of five to six and one-half years. In December 2008, OSG declared its option to extend the charter periods by 18 months for two of the Aframaxes and by 12 months for the other five vessels. The charters provide for the payment of additional hire, on a quarterly basis, by OSG when the aggregate revenue earned by these vessels for the Company exceeds the sum of the basic hire paid during the quarter by the Company.

The four 216,000 cbm LNG Carriers were delivered from shipyards in the Far East, two in the fourth quarter of 2007 with the remaining two delivering in the first quarter of 2008. After a ballast voyage to the Middle East, the cost of which was expensed in accordance with current accounting rules, each vessel commenced 25-year time charters. The Company's share of the results of these vessels is included in International—Other in the above table.

In February 2008, Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV for eight year terms. The Company has a 50% interest in this joint venture. The service contracts provide for two ULCCs to be sold to the joint venture and then converted to FSOs at an approximate cost of $160,000,000 each. The FSOs are expected to commence service in the second half of 2009. The first ULCC entered the joint venture in October 2008 and commenced conversion. The Company's share of results of this joint venture, which in 2008 consisted principally of project management costs, is included in International—Crude in the above table.

COMPETITION

The shipping industry is highly competitive and fragmented with OSG competing with other owners of U.S. and International Flag tankers. Competitors include other independent shipowners and integrated oil companies and state owned entities with their own fleets, oil traders with logistical operations, and pipelines.

12                                                                                                                   Overseas Shipholding Group, Inc.

OSG's vessels compete with all other vessels of a size and type required by the customer that can be available at the date specified. In the spot market, competition is based primarily on price, although charterers are becoming more selective with respect to the quality of the vessel they hire considering other key factors such as the reliability and quality of operations and a preference for modern double hull vessels based on concerns about environmental risks associated with older vessels. Consequently, owners of large modern double hull fleets have gained a competitive advantage over owners of older fleets. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be even more significant when competing for business.

OSG's fleet of VLCCs and ULCCs is commercially managed though Tankers International. Tankers International, with a total of 40 VLCCs and ULCCs as of December 31, 2008 is a leading player in this highly competitive and fragmented market. Its main competitors include Frontline Ltd., BW Group Ltd., Mitsui OSK Lines, Ltd., Nippon Yusen Kabushiki Kaisha and VELA International Marine Ltd., the shipping arm of the Saudi Arabian Oil Company, and Kristen Navigation Inc.

OSG formed the Suezmax International pool in 2008. There are currently six tankers in the pool that trades primarily in the Atlantic Basin, South America and Mediterranean areas. The main competitors of the Suezmax International pool include the Gemini Tankers pool, the Stena Sonagol pool and the Blue Fin Tankers pool. Other competitors include non-pool owners such as Dynacom Tankers Management, Ltd., Thenamaris Ships Management, Inc., Delta Tankers Ltd. and OAO Sovcomflot.

OSG is a founding member of Aframax International, which consists of 48 Aframaxes trading primarily in the Atlantic Basin, North Sea, Baltic and the Mediterranean areas. Aframax International is one of the three largest operators in this market sector. Aframax International's main competitors include Teekay Corporation, General Maritime Corporation and Sigma Tankers Inc.

OSG's main competitors in the highly fragmented Panamax trade include owners, trader's relets and pool operators. Substantially all of OSG's fleet of Panamax tankers is commercial managed by Panamax International, which commercially manages 27 double hull vessels. Main competitors include Star Tankers Inc., A/S Dampskibsselskabet Torm and Scorpio Pool Management S.A.M.

In the Handysize Product Carrier segment, OSG owns or charters-in a fleet of 33 vessels that competes in a highly fragmented market. Seven of the OSG vessels are operated in the Clean Product International Pool. Main competitors include Glencore International AG, Handytankers K/S, Vitol Group, Trafigura, A/S Dampskibsselskabet Torm and OAO Sovcomflot.

The U.S. Jones Act restricts U.S. point-to-point seaborne shipments to vessels operating under U.S. Flag that were built in the U.S., manned by U.S. crews and at least 75% owned and operated by U.S. citizens. OSG's primary competitors are operators of U.S. Flag oceangoing barges and tankers, such as Seacor Holdings Inc., Crowley Maritime Corporation and U.S. Shipping Partners L.P. and operators of refined product pipelines such as Colonial and Plantation pipeline systems that transport refined petroleum products directly from refineries to markets.

ENVIRONMENTAL AND SECURITY MATTERS RELATING TO BULK SHIPPING

Government regulation significantly affects the operation of the Company's vessels. OSG's vessels are subject to international conventions, national, state and local laws and regulations in force in the countries in which such vessels may operate or are registered.

The Company's vessels undergo regular and rigorous in-house safety reviews. In addition, a variety of governmental and private entities subject the Company's vessels to both scheduled and unscheduled inspections. These entities include local port state control authorities (U.S. Coast Guard, harbor master or equivalent), Classification Societies, flag state administration (country of registry) and charterers, particularly major oil companies and petroleum terminal operators. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of the Company's vessels. Failure to maintain necessary permits or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of the Company's vessels.

The Company believes that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels. Increasing environmental concerns have created a demand for tankers that conform to the stricter environmental standards. The Company is required to maintain operating standards for all of its tankers emphasizing operational safety, quality maintenance, continuous training of its officers and crews and compliance with international and U.S.

2008 Annual Report                                                                                                                                                                       13

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

International Environmental and Safety Restrictions and Regulations

Phase Out of Non Double Hull Tankers:

In April 2001, the International Maritime Organization ("IMO") adopted regulations under the International Convention for the Prevention of Pollution from Ships, or MARPOL, requiring new tankers of 5,000 dwt and over, contracted for construction since July 6, 1993, to have double hull, mid-deck or equivalent design. At that time the regulations also required the phase out of non double hull tankers by 2015, with tankers having double sides or double bottoms permitted to operate until the earlier of 2017 or when the vessel reaches 25 years of age. Existing single hull tankers were required to be phased out unless retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. These regulations were adopted by over 150 nations, including many of the jurisdictions in which the Company's tankers operate. Subsequent amendments to the MARPOL regulations accelerated the phase out of single hull tankers to 2005 (at the latest) for Category I vessels and 2010 (at the latest) for Category II vessels. Category I vessels include crude oil tankers of 20,000 dwt and above and product carriers of 30,000 dwt and above that are pre-MARPOL Segregated Ballast Tanks ("SBT") carriers. Category II vessels include crude oil vessels of 20,000 dwt and above and product carriers of 30,000 dwt and above that are post-MARPOL SBT vessels.

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

MARPOL Regulation 13H banned the carriage of heavy grade oils ("HGO") in single hull tankers of more than 5,000 dwt after April 5, 2005, except that flag states may permit Category II tankers to continue to carry HGO beyond 2005 (until the vessel reaches 25 years of age), subject to satisfactory CAS results. This regulation predominantly affected heavy crude oil from Latin America, as well as heavy fuel oil, bitumen, tar and related products.

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

OSG's International Flag tanker fleet is comprised of modern double hull vessels, except for 11 chartered-in Handysize Product Carriers as of December 31, 2008 (all of which are due to be redelivered to their owners by July 2009) and two chartered-in Aframax lightering vessels, which do not qualify as double hull for MARPOL or EU purposes. The direct impact to the Company of the revised and accelerated IMO phase out schedule will be limited, as all of the Company's crude oil tankers, except these two chartered-in, double sided Aframaxes that are used exclusively in lightering activities in the U.S. Gulf, and all but these 11 chartered-in International Flag Product Carriers, are double hull, and the charters-in expire prior to the date of the respective vessels' IMO phase out. The two non double hull International Flag lightering vessels may not command premium rates if customers become less inclined to use non double hull vessels generally or for this purpose. The Company's four double bottom U.S. Flag

14                                                                                                                   Overseas Shipholding Group, Inc.

Product Carriers participate in the U.S. Jones Act trades and are therefore not affected by the IMO phase-out schedule. The U.S. has not adopted the 2001 amendments to the MARPOL regulations, which were viewed as less restrictive than OPA 90 regulations that were already in place.

Liability Standards and Limits:

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 27, 2009.

Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $198 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $20.9 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to approximately $6.7 million plus $940 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and approximately $133.9 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO. See the discussion of Insurance below.

The U.S. is not a party to the 1969 Convention or the 1992 Protocol. See the discussion of Domestic Environmental and Safety Restrictions and Regulations below. In other jurisdictions where the 1969 Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which was adopted on March 23, 2001 and became effective on November 21, 2008, is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in its exclusive economic zones, of states that are party to it. While the U.S. has not yet ratified this convention, vessels operating internationally would be subject to it, if sailing within the territories of those countries that have implemented its provisions. The Company's vessels are currently in compliance with these requirements.

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

2008 Annual Report                                                                                                                                                                       15

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

Other EU Legislation and Regulations:

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters, creates an obligation for port states to inspect at least 25% of vessels using their ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. In addition, the EU is considering the adoption of criminal sanctions for certain pollution events, such as the unauthorized discharge of tank washings. Certain member states of the European Union, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. It is impossible to predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority.

International Air Emission Standards:

Annex VI to MARPOL, which was designed to address air pollution from vessels and which became effective internationally on May 19, 2005, sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also imposes a global cap (currently 4.50%) on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008, signed into law by President Bush in July 2008, amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI of MARPOL. In October 2008, the U.S. became the 53rd state to ratify Annex VI, which came into force in the U.S. on January 8, 2009.

Annex VI was amended in 2008 to provide for a progressive and substantial reduction in sulfur oxide ("SOx") and nitrogen oxide ("NOx") emissions from vessels and allow for the designation of Emission Control Areas, for SOx and particulate matter, or all three types of emissions from vessels, in which more stringent controls would apply. The primary changes are that the global cap on the sulfur content of fuel oil is reduced to 3.50% effective from January 1, 2012, and such cap is further reduced progressively to 0.50% effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018.

All vessels in the Company's International and U.S. Flag fleets are currently Annex VI compliant. However, additional or new conventions, laws and regulations may be adopted in the future that could adversely affect the Company's ability to comply with applicable air pollution regulations or could result in material cost increases to assure such compliance.

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

16                                                                                                                   Overseas Shipholding Group, Inc.

Phase Out of Non Double Hull Tankers:

OPA 90 calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits existing single hull vessels to operate until 2015 if they discharge at deep water ports, or lighter more than 60 miles offshore.

The Company's four double bottom U.S. Flag Product Carriers will be affected by the OPA 90 phase-out schedule in 2012 and 2013, with all four vessels being 30 years old when they are first affected by the phase-out schedule. The OPA 90 phase-out dates for the Company's non double hull International Flag Product Carriers and two double sided International Flag lightering vessels are subsequent to their respective IMO phase-out dates.

Liability Standards and Limits:

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

OPA 90 also requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the statute. The U.S. Coast Guard enacted regulations requiring evidence of financial responsibility consistent with the previous limits of liability described above for OPA 90 and CERCLA. Effective October 17, 2008, the Coast Guard updated its regulations regarding required financial assurances to bring the amount of the required financial assurance in line with the updated limits on liability provided for in the 2006 amendments of OPA 90. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty or an alternative method subject to approval by the Director of the U.S. Coast Guard National Pollution Funds Center. Under OPA 90 regulations, an owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel having the greatest maximum strict liability under OPA 90 and CERCLA. OSG has provided the requisite guarantees and has received certificates of financial responsibility from the U.S. Coast Guard for each of its vessels required to have one.

OSG has insurance for each of its vessels with pollution liability insurance in the amount of $1 billion. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company's business.

Other Domestic Environmental and Safety Regulations:

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

2008 Annual Report                                                                                                                                                                       17

announced its intention to propose similar regulations requiring certain vessels to prepare response plans for the release of hazardous substances.

OPA 90 also requires training programs and periodic drills for shore side staff and response personnel and for vessels and their crews.

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

The U.S. Environmental Protection Agency, or EPA, had long exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports from the U.S. Clean Water Act permitting requirements. However, on March 30, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in EPA's regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008 and directed EPA to develop a system for regulating all discharges from vessels by that date. On July 23, 2008, the United States Court of Appeals for the 9th Circuit upheld the District Court's ruling. However, the District Court subsequently issued an order providing that the prior exemption from permitting would not be deemed vacated until February 6, 2009. Although the EPA has appealed this decision, if the exemption is repealed, the Company's vessels would be subject to the U.S. Clean Water Act permitting requirements that could include ballast water treatment obligations and vessel discharge stream processing requirements that could increase the cost of operating in the U.S. For example, repeal of the ballast water exemption could require the installation of equipment on the Company's vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost and/or otherwise restrict the Company's vessels from entering U.S. waters.

The EPA has issued a Vessel General Permit, or VGP, which is deemed to cover all regulated vessels as of February 6, 2009, addressing, among other matters, the discharge of ballast water, and imposing new requirements, including effluent limitations. The VGP identifies twenty-six vessel discharge streams, establishes effluent limits for constituents of those streams and requires that best management practices be implemented to decrease the amounts of certain constituents of the discharges. However, the VGP does not impose numerical treatment standards for the discharge of living organisms in ballast water. Rather, the VGP mandates management practices that decrease the risk of introduction of aquatic nuisance species to bodies of water receiving ballast water discharges. The EPA has indicated, however, that as ballast water treatment technologies become available in the future, the EPA will revisit its approach to the management of ballast water discharges. In order to maintain coverage, the owner or operator of the vessel subject to the regulations must file a Notice of Intent to be covered no earlier than June 19, 2009 and no later than September 19, 2009.

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, on October 10, 2007, California Governor Schwarzenegger signed into law AB 740, legislation expanding regulation of ballast water discharges and the management of hull-fouling organisms. California has extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters.

Legislation has been proposed in the U.S. Congress to amend the Nonindigenous Aquatic Nuisance Prevention and Control Act, which had been previously amended and reauthorized by the National Invasive Species Act, to further increase the regulation of ballast water discharges. However, it can not currently be determined whether such legislation will eventually be enacted, and if enacted, what actions might be required under such legislation.

Domestic Air Emissions Standards:

As discussed above, MARPOL Annex VI came into force in the U.S. in January 2009, although its U.S. implementing regulations have not all been finalized. The Company's vessels are currently Annex VI compliant. Accordingly, absent

18                                                                                                                   Overseas Shipholding Group, Inc.

any new and onerous Annex VI implementing regulations, the Company does not expect to incur material additional costs in order to comply with this convention.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. OSG's vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company's vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, in December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines, if the industry does not take steps to introduce new pollution control technologies. On December 7, 2007, the EPA published an advanced notice of proposed rulemaking in which the EPA indicated its intent to increase the control of air pollutant emissions from certain large marine engines. The EPA, however, has yet to formally propose these new regulations. Finally, the EPA recently entered into a settlement that will expand this rulemaking to include certain large diesel engines not previously addressed in the final rule. Adoption of such standards could require modifications to some existing marine diesel engines and may require the Company to incur capital expenditures.

Lightering activities in Delaware are subject to Title V of the CAA, and OSG is the only marine operator with a Title V permit to engage in lightering operations. The State of Delaware is in non-compliance with EPA requirements for volatile organic compounds, or VOCs. OSG's U.S. Flag lightering operations are the State of Delaware's largest single source of VOCs. The Delaware Department of Natural Resources and Environment Control, or DNREC, is currently engaged in rule making to address emissions of VOCs from lightering operations, and the Company is working closely with DNREC to craft regulations designed to reduce such emissions. New regulations designed to reduce the release of VOCs during crude oil lightering went into effect on May 11, 2007. In cooperation with DNREC, the Company's U.S. Flag operations have engaged in a pilot project involving vapor balancing between one of its tankers and "ships to be lightered." In addition, OSG continues to evaluate other vapor reduction technologies and has incorporated vapor control technologies in the design of the Company's new ATBs.

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

Individual states have been considering their own restrictions on air emissions from engines on vessels operating within state waters. California regulations of emissions of diesel particulate matter, nitrogen oxides and sulfur oxides from the use of certain types of engines on ocean-going vessels within California waters became effective January 1, 2007. On February 27, 2008, the U.S. Court of Appeals for the 9th Circuit ruled that these California regulations were preempted by federal law. However, on July 24, 2008, the California Air Resources Board adopted new regulations providing for the phasing-in of requirements that certain vessels operating within 24 nautical miles of the Californian coast reduce air pollution by using only low-sulfur marine distillate fuel rather than bunker fuel. The Company's vessels that operate in California waters are in compliance with these regulations.

Security Regulations
As of July 1, 2004, all vessels involved in international commerce and the port facilities that interface with those vessels must comply with the International Ship and Port Facility Security Code ("ISPS Code"). This includes passenger vessels, cargo vessels over 500 gross tons, and mobile offshore drilling rigs. The ISPS Code provides a set of measures and procedures to prevent acts of terrorism, which threaten the security of passengers and crew and the safety of vessels and port facilities. All of OSG's Ship Security Plans for its vessels have been approved by the appropriate regulatory authorities and have been implemented.

2008 Annual Report                                                                                                                                                                       19

Each of the Company's vessels have obtained an International Ship Security Certificate from a recognized security organization approved by the appropriate flag states and each vessel has developed and implemented an approved Ship Security Plan.

Insurance
Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $5.45 billion. As a member of a P&I Association which is a member of the International Group, the Company is subject to calls payable to the Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2008, the Company was a member of three P&I Associations with each of its vessels insured by one of these three Associations. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $100,000 to $500,000 per vessel per incident. The Company is self insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $3,500,000, per policy year.

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

Application of Code Section 883

Under Section 883 of the Code and temporary Treasury regulations, OIN will be exempt from the foregoing U.S. taxation of its U.S source shipping income if, for more than half of the days in its taxable year, it is a "controlled foreign corporation" within the meaning of Section 957 of the Code and more than 50 percent of the total value of its stock is owned by certain U.S. persons including a domestic corporation. These requirements should be met and therefore OIN should continue to benefit from the application of Section 883 of the Code. To the extent OIN is unable to qualify for exemption from tax under Section 883, OIN's U.S. source shipping income will become subject to the 4% gross basis tax regime described below.

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

2008 Annual Report                                                                                                                                                                       21

Glossary

Aframax—A medium size crude oil tanker of approximately 80,000 to 120,000 deadweight tons. Because of their size, Aframaxes are able to operate on many different routes, including from Latin America and the North Sea to the U.S. They are also used in Lightering. Modern Aframaxes can generally transport from 500,000 to 800,000 barrels of crude oil.

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

Commercial Pool—A commercial pool is a group of similar size and quality vessels with different shipowners that are placed under one administrator or manager. Pools allow for scheduling and other operating efficiencies such as multi-legged charters and Contracts of Affreightment and other operating efficiencies.

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

22                                                                                                                   Overseas Shipholding Group, Inc.

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

Lightering—The process of off-loading crude oil or petroleum products from deeply laden inbound tankers, typically VLCCs, into smaller tankers and/or barges for discharge in ports from which the larger tankers are restricted.

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

Special Survey—An extensive inspection of a vessel by classification society surveyors that must be completed once within every five year period. Special Surveys require a vessel to be drydocked.

Suezmax—A large crude oil tanker of approximately 120,000 to 200,000 deadweight tons. Modern Suezmaxes can generally transport about one million barrels of crude oil.

2008 Annual Report                                                                                                                                                                       23

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

ULCC—A large crude oil tanker of more than 350,000 deadweight tons. Modern ULCCs can transport three million barrels of crude oil and are mainly used on the same long haul routes as VLCCs.

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

24                                                                                                                   Overseas Shipholding Group, Inc.

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

The factors that influence the supply of vessel capacity include:

•
the number of newbuilding deliveries;

•
the scrapping rate of older vessels;

•
the number of vessels that are used for storage or as floating storage offloading service vessels;

•
the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo and the reverse conversion;

•
the number of vessels that are out of service; and

•
environmental and maritime regulations.

An increase in the supply of vessels without an increase in demand for such vessels could cause charter rates to decline, which could have a material adverse effect on OSG's revenues and profitability

Historically, the marine transportation industry has been cyclical. The profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. The newbuilding order book equaled 44% of the existing world tanker fleet as of December 31, 2008 and no assurance can be given that the order book will not increase further in proportion to the existing fleet. If the number of new ships delivered exceeds the number of vessels being scrapped, capacity will increase. In addition, if dry bulk vessels are converted to oil tankers, the supply of oil tankers will increase. If supply increases and demand does not, the charter rates for the Company's vessels could decline significantly. A decline in charter rates could have a material adverse effect on OSG's revenues and profitability.

Charter rates may decline from their current level, which could have a material adverse effect on OSG's revenues and profitability

Because many of the factors that influence the supply of, and demand for, tanker capacity are unpredictable and beyond the Company's control, the nature, timing and degree of changes in charter rates are unpredictable. The global economic recession that started in 2008 and its accompanying adverse impact on demand has resulted in a

2008 Annual Report                                                                                                                                                                       25

decline in charter rates. A decline in charter rates could have a material adverse effect on OSG's revenues and profitability.

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

The global economic recession and constraints on capital availability that commenced in 2008 adversely affects the tanker industry and OSG's business

The current global economic recession and constraints on capital have adversely affected the financial condition of entities throughout the world, including certain of the Company's customers, joint venturers, financial lenders and suppliers, including shipyards from whom the Company has contracted to purchase vessels. Those entities that suffer a material adverse impact on their financial condition may be unable or unwilling to comply with their contractual commitments to OSG which, in turn, could have an adverse impact on OSG. The failure of entities to comply with contractual commitments could include the refusal or inability of customers to pay charter hire to OSG, shipyards' failure to construct and deliver to OSG newbuilds or financial lenders' inability or unwillingness to honor their commitments to lend funds to OSG. While OSG seeks to monitor the financial condition of such entities, the availability and accuracy of information about the financial condition of such entities may be limited and the actions that OSG may take to reduce possible losses resulting from the failure of such entities to comply with their contractual obligations may be restricted. See also under the heading "Company specific risk factors" below the risk factor concerning credit risks with counterparties.

Terrorist attacks, piracy and international hostilities can affect the tanker industry, which could adversely affect OSG's business

Additional terrorist attacks like those in New York on September 11, 2001 and in London on July 7, 2005, piracy attacks against merchant ships, including oil tankers, that escalated during 2008, particularly in the Gulf of Aden and off the East Coast of Africa, especially Somalia, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect the Company's ability to re-charter its vessels on the expiration or termination of the charters and the charter rates payable under any renewal or replacement charters. The Company conducts its operations internationally, and its business, financial condition and results of operations may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed. Moreover, OSG operates in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war, international hostilities or piracy.

The market value of vessels fluctuates significantly, which could adversely affect OSG's liquidity, result in breaches of its financing agreements or otherwise adversely affect its financial condition

The market value of vessels has fluctuated over time. The fluctuation in market value of vessels over time is based upon various factors, including:

•
age of the vessel;

•
general economic and market conditions affecting the tanker industry, including the availability of vessel financing;

•
number of vessels in the world fleet;

•
types and sizes of vessels available;

•
changes in trading patterns affecting demand for particular sizes and types of vessels;

•
cost of newbuildings;

•
prevailing level of charter rates;

•
competition from other shipping companies;

26                                                                                                                   Overseas Shipholding Group, Inc.

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

2008 Annual Report                                                                                                                                                                       27

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

28                                                                                                                   Overseas Shipholding Group, Inc.

The market value of OSG's vessels, which have recently been at or near historically high levels, may be depressed at a time and in the event that it sells a vessel

Vessel values have generally experienced high volatility and values have recently been at or near historically high levels. The fair market value of the Company's vessels can be expected to fluctuate, depending on general economic and market conditions affecting the tanker industry and competition from other shipping companies, types and sizes of vessels and other modes of transportation. The global economic recession that commenced in 2008 will likely result in a decrease in vessel values. In addition, although OSG has a modern fleet, as vessels grow older, they generally decline in value. These factors will affect the value of the Company's vessels at the time of any vessel sale. If for any reason, OSG sells a vessel at a time when prices have fallen, the sale may be at less than the vessel's carrying amount on its financial statements, with the result that the Company would also incur a loss on the sale and a reduction in earnings and surplus.

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

In order to ensure compliance with Jones Act citizenship requirements, and in accordance with the certificate of incorporation and by-laws of the Company, the Board of Directors of the Company adopted a requirement in July 1976 that at least 77% (the "Minimum Percentage") of the Company's common stock must be held by U.S. citizens. On April 16, 2008, the Company announced that U.S. ownership of our common stock at the close of business on April 15, 2008 had declined to the minimum percentage of 77%. While the percentage of U.S. citizenship ownership of the Company's outstanding common stock fluctuates daily, the highest it has been since April 15, 2008 has been approximately 3% above the Minimum Percentage. Any purported transfer of common stock in violation of these ownership provisions will be ineffective to transfer the shares of common stock or any voting, dividend or other rights associated with them. The existence and enforcement of this U.S. citizen ownership requirement could have an adverse impact on the liquidity or market value of our common stock in the event that U.S. citizens were unable to transfer shares of our common stock to non-U.S. citizens. Furthermore, under certain circumstances this ownership requirement could discourage, delay or prevent a change in control of the Company.

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

2008 Annual Report                                                                                                                                                                       29

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

In his address to a Joint Session of Congress on February 24, 2009, President Obama stated that "we would restore a sense of fairness and balance to our tax code by finally ending the tax breaks for corporations that ship jobs overseas". An increasing number of Congressmen and Senators have announced support for ending such tax breaks. While the Company believes that the changes made in the 2004 Act with respect to foreign shipping income do not "ship jobs overseas," and, in fact, have enabled the Company to expand its U.S. Flag fleet and create jobs in the U.S., Congress may decide to repeal the changes made in the 2004 Act with respect to taxation of foreign shipping income. Such a repeal would have a materially adverse affect on the Company's business and financial results.

The Company's substantial debt could adversely affect its financial condition

OSG has substantial debt and debt service requirements. At December 31, 2008, the Company's consolidated total debt, including capital lease obligations, was $1.42 billion and its unused borrowing capacity under revolving credit facilities was $1.10 billion.

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

The Company is highly dependent upon volatile spot market charter rates

OSG depends on spot charters for a significant portion of its revenues. In 2008, 2007 and 2006, OSG derived approximately 65%, 60% and 69%, respectively, of its TCE revenues in the spot market. Although chartering a significant portion of OSG's vessels on the spot market affords it greater opportunity to increase income from operations when rates rise, dependence on the spot market could result in earnings volatility. A significant decrease in OSG's spot market TCE revenues could adversely affect its profit or result in cash losses.

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

30                                                                                                                   Overseas Shipholding Group, Inc.

Delays or cost overruns in building new vessels (including the failure to deliver new vessels) or in the scheduled shipyard maintenance of the Company's vessels could adversely affect OSG's results of operations

Building new vessels and scheduled shipyard maintenance of vessels are subject to risks of delay (including the failure to deliver new vessels) or cost overruns caused by one or more of the following:

•
unforeseen quality or engineering problems;

•
work stoppages;

•
weather interference;

•
unanticipated cost increases;

•
financial difficulties of the shipyard building or repairing a vessel, including bankruptcy;

•
delays in receipt of necessary materials or equipment; and

•
inability to obtain the requisite permits, approvals or certifications from the U.S. Coast Guard or international foreign flag state authorities and the applicable classification society upon completion of work.

Significant delays and cost overruns could materially increase the Company's expected contract commitments, which would have an adverse effect on the Company's revenues, borrowing capacity and results of operations. Furthermore, delays would result in vessels being out-of-service for extended periods of time, and therefore not earning revenue, which could have a material adverse effect on OSG's financial condition and results of operations. The Company's remedies for losses resulting from shipyards' failure to comply with their contractual commitments may be limited by the relevant contracts, including by liquidated damages provisions. While purchase price payments for newbuild vessels made prior to vessel delivery to international shipyards historically have been supported by guarantees from financial institutions, such as banks or insurance companies, such payments to U.S. shipyards historically have been supported by liens on the work in progress, including steel and equipment used for constructing the vessel, and not by guarantees from financial institutions. If an international shipyard fails to deliver a contracted newbuild vessel for which there is a guarantee, the Company may claim against the guarantee, substantially reducing the risk that the Company will suffer a loss of its investment. If a U.S. shipyard fails to deliver a contracted vessel, the Company's investment may be supported only by the Company's liens on the work in progress, which may result in a loss of part or all of the Company's investment.

Bender Shipbuilding & Repair Co., Inc.'s ("Bender") inability to deliver and incurrence of cost overruns in constructing new vessels has adversely affected OSG

During the fourth quarter of 2008 and in early 2009, the Company became increasingly concerned about Bender's ability to deliver the six ATBs and two tugs that the Company agreed to purchase from Bender in accordance with the terms of the construction agreements for such vessels including as a result of Bender's lack of performance under such agreements and its lack of liquidity and poor financial condition. Contracted delivery dates for certain vessels have been significantly delayed from the original contract delivery dates, and in 2009 Bender requested substantial price increases on all the contracted vessels. As a result, the Company and Bender began negotiation to end their contractual agreements. The Company intends to complete two of the six ATBs and two tugs at alternative yards. OSG continues to pursue negotiations with Bender regarding termination of our contracts. The outcome of the negotiations is uncertain and no assurance can be given that a settlement will be reached and implemented or that Bender's liquidity position and financial condition will not significantly worsen.

The Company took an impairment charge of $105 million with respect to four of the ATBs in the fourth quarter of 2008 and anticipates taking additional charges of between $20 million to $35 million in the first quarter of 2009. The amount of the actual charges will depend upon the result of the negotiations and Bender's financial condition and no assurance can be given that the total additional charges would not exceed the above estimate. Should these matters not be resolved to OSG's satisfaction, OSG may have to take an additional impairment charge. The book value of the two remaining ATBs and two tugs was $265 million at December 31, 2008. See Note G to the Company's consolidated financial statements set forth in item 8.

2008 Annual Report                                                                                                                                                                       31

Termination or change in the nature of OSG's relationship with any of the pools in which it participates could adversely affect its business

All of the Company's VLCCs participate in the Tankers International pool. At December 31, 2008, all of OSG's Aframaxes participate in the Aframax International pool other than those that are engaged in lightering. Six of its crude Panamaxes and two of its Panamax Product Carriers participate directly in Panamax International. Participation in these pools enhances the financial performance of the Company's vessels as a result of the higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. The Company cannot predict whether the pools in which its vessels operate will continue to exist in the future. In addition, in 2008 the EU published guidelines on the application of the EU antitrust rules to traditional agreements for maritime services. While the Company believes that all the pools it participates in comply with EU rules, there has been limited administrative and judicial interpretation of the rules. Restrictive interpretations of the guidelines could adversely affect the ability to commercially market the respective types of vessels in pools.

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

OSG's strategy of growing its business in part through acquisitions is capital intensive, time consuming and subject to a number of inherent risks

Part of OSG's business strategy is to opportunistically acquire complementary businesses or vessels such as the Company's acquisitions of Stelmar Shipping Ltd. in January 2005 and Maritrans Inc. in November 2006. If the Company fails to develop and integrate any acquired businesses or vessels effectively, its earnings may be adversely affected. Further, if a portion of the purchase price of a business is attributable to goodwill and OSG does not operate the acquired business effectively some or all of the goodwill may be written off, adversely affecting OSG's earnings. In addition, the Company's management team will need to devote substantial time and attention to the integration of the acquired businesses or vessels, which could distract them from their other duties and responsibilities.

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

32                                                                                                                   Overseas Shipholding Group, Inc.

vessels prior to purchase, such inspections would normally not provide OSG with as much knowledge about vessel condition as the Company would possess if the vessels had been built for it.

Certain potential customers will not use vessels older than a specified age, even if they have been recently rebuilt

All of our existing ATBs were originally constructed more than 25 years ago. While all of these tug-barge units were rebuilt and double-hulled since 1998 and are "in-class," meaning the vessel has been certified by a classification society as being built and maintained in accordance with the rules of that classification society and complies with the applicable rules and regulations of the vessel's country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. Although there has to date been no material difference in time charter rates earned by a vessel of a specified age and a rebuilt vessel of the same age measured from the date of rebuilding, no assurance can be given that most customers will continue to view rebuilt vessels as comparable to newbuild vessels. If more customers differentiate between rebuilt and newbuild vessels, time charter rates for our rebuilt ATBs will likely be adversely affected.

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

The Company is subject to certain credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings

The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters into Contracts of Affreightment ("COAs") and Voyage Charters. As OSG increases the portion of its revenues from time charters, it increases its reliance on the ability of time charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates. Historically, the Company has not experienced any material problem collecting charter hire but the global economic recession that commenced in 2008 may affect charterers more severely than the prior recessions that have occurred since the Company's establishment almost 40 years ago. Additionally, the Company enters into derivative contracts (FFAs and related FFA options, bunker swaps, interest rate swaps and foreign currency contracts). All of these contracts subject the Company to counterparty credit risk. As a result, the Company is subject to credit risks at various levels, including with charterers or cargo interests. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues and earnings.

2008 Annual Report                                                                                                                                                                       33

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

OSG's ability to obtain business from U.S. government agencies may be adversely affected by a determination by the Military Sealift Command (MSC) that OSG is not presently responsible for a single contract.

OSG Product Tankers, LLC ("Product Tankers"), which is an indirect OSG subsidiary (owned through OSG America L.P.), participated in a Request for Proposals issued by the MSC, an agency of the United States Department of the Navy, to time charter two Jones Act compliant product carriers to the MSC. On June 25, 2007, the United Stated Maritime Administration of the Department of Transportation ("MarAd"), acting as lead federal agency under the Federal Acquisition Regulation ("FAR"), entered into a compliance agreement with OSG in lieu of suspending or debarring OSG from business with the U.S. Government based on the December 2006 guilty plea by OSG to violations related to the handling of bilge water and oily mixtures from the engine rooms on certain of its international flag vessels. Notwithstanding that compliance agreement, on July 6, 2007, the MSC found that Product Tankers was not "responsible," pursuant to the FAR, for the particular procurement based on the same violations by OSG's international flag vessels and, therefore, was ineligible to time charter the vessels to the MSC. MSC's non-responsibility determination was upheld by the United States Court of Federal Claims, which ruled that the MSC was not bound by the MarAd's decision as lead federal agency and that the MSC decision was not arbitrary and capricious.

Although the MSC decision specifically addresses only the single contract, it may have an adverse effect on OSG's ability to obtain business from the U.S. government. For 2007 and 2008, OSG did not do any material business with the MSC and, accordingly, did not generate any shipping revenues from the MSC. Historically, OSG has not sought to generate significant revenues from conducting business with the MSC or other agencies and departments within the U.S. government, nor does OSG intend to in the future. The only business OSG currently conducts with the U.S. government is the participation by two of its vessels in the Maritime Security Program ("MSP"), which is intended to support the operation of up to 60 U.S. Flag vessels in the foreign commerce of the United States to make available a fleet of privately owned vessels to the Department of Defense during times of war or national emergency. Payments are made under the MSP to vessel operators, including OSG, to help offset the high cost of employing a U.S. crew. Mar Ad, the agency which decided not to suspend or debar OSG, administers the MSP. To date, the MSC decision has not had an adverse effect on OSG's ability to obtain business from commercial customers.

American Shipping Company ASA, formerly known as Aker American Shipping ASA ("AMSC") and OSG have reached a nonbinding agreement in principle to provide for a global settlement of a number of issues outstanding between them, including, among other things, settlement of their arbitration concerning AMSC's claim that as a result of OSG's order of three articulated tug barges ("ATBs") from Bender, AMSC may impose a five year extension of the term of each of the bareboat charters for the ten Jones Act product carriers that subsidiaries of OSG are chartering from subsidiaries of AMSC. The nonbinding agreement in principle also resolves the dispute as to whether AMSC may unilaterally reverse the building sequence of two vessels, one of which is to be used as a shuttle tanker.

AMSC and OSG have signed a nonbinding agreement in principle ("Nonbinding Agreement") to provide for a global settlement of a number of issues outstanding between them, including, among other things, settlement of the arbitration described below. Implementation of the Nonbinding Agreement is subject to negotiation and signing of definitive agreements and certain other conditions. OSG does not admit and continues vigorously to deny any triggering of charter extension, any breach of contract, and any wrongdoing whatsoever in connection with its dealings with AMSC, and the Nonbinding Agreement does not change that or contain any admission or

34                                                                                                                   Overseas Shipholding Group, Inc.

acknowledgment of liability or wrongdoing. The Nonbinding Agreement provides for the dismissal with prejudice of all the claims in the arbitration, without any payment by OSG of any of AMSC's costs, and contains a number of provisions materially altering the prior agreements between the parties. No assurance can be given that AMSC and OSG will enter into definitive agreements and satisfy the required conditions to implement the Nonbinding Agreement.

If the Nonbinding Agreement is not implemented, the arbitration will continue. The background of the arbitration is that, on October 25, 2007, AMSC informed OSG that AMSC was exercising its alleged right to extend the bareboat charters for an additional five year period, according to AMSC's calculation (which OSG disputes), as a result of OSG's order of the three ATBs from Bender. At that time, AMSC also claimed that OSG has lost its rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for the charters in effect for two or more years) if AMSC Philadelphia Shipyard Inc. ("APSI") contracts to build product carriers or ocean going tank barges for third parties.

OSG disputes AMSC's claims because, among other reasons, OSG believes that AMSC waived, contracted away, and is otherwise stopped from asserting, its right under its agreement with respect to the order for the tank barges and further that AMSC violated its agreement with OSG to use its best efforts to negotiate in good faith and agree upon the documentation of the clear agreement concerning ATBs contained in an agreement with AMSC.

On January 11, 2008, AMSC sent to OSG a notice demanding arbitration of AMSC's claims against OSG. OSG denied AMSC's claims in the arbitration and brought a counterclaim against AMSC concerning its October 2007 position with respect to OSG's right to reduce the bareboat charter terms of the vessels should APSI contract to build product carriers or ocean going tank barges for third parties.

The parties appointed an arbitration panel, finished discovery and deposed potential witnesses for the arbitration hearing. The arbitration panel held hearings on the merits in November 2008. The parties have postponed further hearings pending implementation of the Nonbinding Agreement.

A five year extension of the initial term of the bareboat charters would lengthen the period OSG is required to charter these vessels. This mandatory extension could have an adverse effect on OSG because it removes OSG's option to decide if it is advantageous to OSG to charter each vessel for the five year extension period, the quantification of such adverse effect being dependent upon market conditions during such five year period. Furthermore, permitting AMSC to compete against OSG—based on the argument, which AMSC has made and which OSG disputes, that OSG has lost its rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for charters in effect for two or more years) if APSI contracts to build product carriers or ocean going tank barges for third parties—could have an adverse effect on OSG, the quantification of such adverse effect being dependent upon market conditions during the relevant period. No assurances can be given that OSG's positions with respect to AMSC's claims will be upheld in the arbitration.

On October 14, 2008, AMSC notified OSG that AMSC was reversing the building sequence of two vessels, one for a product carrier contractually obligated to be delivered on or before September 19, 2009 to be named the Overseas Cascade, which AMSC has agreed may be converted to a shuttle tanker, and the other for a product carrier contractually obligated to be delivered to OSG on or before January 18, 2010 to be named the Overseas Martinez, which OSG does not have the right to convert to a shuttle tanker. OSG disputes AMSC's ability to make this switch in hulls and delivery dates without OSG's consent, and immediately objected to AMSC's action.

On October 21, 2008, OSG requested that the arbitration panel that is deciding the merits of the dispute described above also decide expeditiously the merits of the dispute concerning the change in delivery dates of the Overseas Cascade and Overseas Martinez to avoid or reduce any harm to OSG or its customers from AMSC's unilateral change in delivery dates. The panel agreed to do so following a decision on the foregoing dispute. No assurance can be given that OSG's position that AMSC can not amend the delivery dates of these two vessels without OSG's consent will be upheld in the arbitration.

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

2008 Annual Report                                                                                                                                                                       35

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

36                                                                                                                   Overseas Shipholding Group, Inc.

ITEM 2. PROPERTIES

Vessels:

At December 31, 2008, the Company owned or operated (including newbuilds) an aggregate of 154 vessels. See tables presented under Item 1. Additional information about the Company's fleet is set forth on the Company's website, www.osg.com.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Name	Age	Position Held	Has Served as Such Since

Morten Arntzen	53	President and Chief Executive Officer	January 2004
Myles R. Itkin	61	Executive Vice President, Chief Financial Officer and Treasurer	June 2006 June 1995
Mats H. Berglund	46	Senior Vice President and Head of International Crude Transportation Strategic Business Unit	September 2005
Robert E. Johnston	61	Senior Vice President and Head of U.S. Strategic Business Unit	October 1998 January 2009
Ian T. Blackley	54	Head of International Shipping and Managing Director and Chief Operating Officer, OSG Ship Management (UK) Ltd.	January 2009 September 2005
George Dienis	56	Managing Director and Chief Operating Officer, OSG Ship Management (GR) Ltd.	January 2005
James I. Edelson	52	General Counsel and Secretary	January 2005 March 2005
Robert R. Mozdean	55	Head of Worldwide Human Resources	August 2005
Lois K. Zabrocky	39	Senior Vice President and Head of International Product Carrier Strategic Business Unit	June 2008 September 2005
Marc La Monte	44	Head of Gas Strategic Business Unit	September 2008

The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, to be held on June 9, 2009, and until the election and qualification of his successor. There is no family relationship between the executive officers.

Mr. Arntzen was employed by American Marine Advisors, Inc., a U.S.-based merchant banking firm specializing in the maritime industry, as Chief Executive Officer for at least four years prior to January 2004. Mr. Itkin served as Senior Vice President for at least five years prior to his appointment as Executive Vice President. Mr. Berglund was an officer of Stena Rederi AB of Sweden, a company which supports and coordinates the shipping activities of Stena AB, one of the largest privately-held shipping companies in the world, serving as President from January 2003 to August 2005. Mr. Johnston served as Chief Commercial Officer of the Company for at least five years prior to becoming Head of Shipping Operations in September 2005 and served in that capacity until his appointment as Head of U.S.

2008 Annual Report                                                                                                                                                                       37

Flag Strategic Business Unit in January 2009. Mr. Blackley was employed by the Company in numerous positions, including Assistant Treasurer and Vice President, Treasury of OSG Ship Management, Inc.. for at least five years prior to becoming Chief Operating Officer of OSG Ship Management (UK) Ltd. Mr. Dienis worked for Stelmar Shipping Ltd., a publicly traded shipping company that the Company acquired in January 2005, in several management capacities including Chief Operating Officer for at least five years prior to becoming Managing Director and Chief Operating Officer of OSG Ship Management (GR) Ltd. Prior to becoming General Counsel of the Company, Mr. Edelson was employed as Associate General Counsel of the Company from January 2000 until January 2005. For at least five years prior to becoming Head of Worldwide Human Resources for the Company, Mr. Mozdean served as Vice President of Human Resources and Legal Affairs at the Dannon Company, Inc., a leading producer of yogurt products in the United States. Ms. Zabrocky worked for the Company in various management capacities relating to chartering and other commercial functions for at least five years prior to her appointment as Head of the Company's International Product Carrier Strategic Business Unit in September 2005. Mr. LaMonte worked for the Company in various management capacities relating to chartering and vessel sales and purchases for at least five years prior to becoming Head of Gas Strategic Business Unit in September 2008.

38                                                                                                                   Overseas Shipholding Group, Inc.

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
2008	High	Low

	(In dollars)
First Quarter	75.89	52.74
Second Quarter	87.79	69.40
Third Quarter	84.25	50.72
Fourth Quarter	59.47	29.92

2007	High	Low

First Quarter	66.15	54.25
Second Quarter	82.32	61.49
Third Quarter	90.38	66.80
Fourth Quarter	79.77	58.82

(b)
On February 23, 2009, there were 315 stockholders of record of the Company's common stock.

(c)
In June 2008, OSG announced a 40% increase in its annual dividend to $1.75 per share from $1.25 per share of common stock. Subsequent thereto, the Company paid two regular quarterly dividends of $0.4375 per share of common stock. Prior to the above change, the Company paid regular quarterly dividends of $0.3125 per share of common stock subsequent to June 2007, regular quarterly dividends of $0.25 per share of common stock between April 2006 and June 2007 and $0.175 per share of common stock prior to April 2006. The payment of cash dividends in the future will depend upon the Company's operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company's Board of Directors.

2008 Annual Report                                                                                                                                                                       39

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph for the five years ended December 31, 2008 comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative return of the published Standard and Poor's 500 index, a peer group index consisting of Frontline Ltd., Teekay Shipping Corporation, General Maritime Corporation, Kirby Corporation, Seacor Holdings Inc., Tsakos Energy Navigation Limited and the Company referred to as the peer group index. The companies in this peer group index consist of those corporations used for determining vesting of performance share units for the Company's senior management whose stock has been publicly traded in the United States for at least five years. The Company believes that this peer group index is relevant for comparative purposes.

STOCK PERFORMANCE GRAPH
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*
Assumes that the value of the investment in the Company's common stock and each index was $100 on December 31, 2003 and that all dividends were reinvested.

40                                                                                                                   Overseas Shipholding Group, Inc.

During June 2006, the Board approved a repurchase program, authorizing $300,000,000 to be expended on the repurchase of common stock. On April 24, 2007, the OSG's Board of Directors authorized, and the Company agreed to purchase all of the outstanding shares of the Company's common stock held by Archer-Daniels-Midland Company ("ADM"), or 5,093,391 shares, at $65.42 per share. In addition, on April 24, 2007, the Board of Directors authorized a new share repurchase program of $200,000,000, which replaced the prior $300,000,000 share repurchase program. The Company completed the 2007 repurchase program in the second quarter of 2008. On June 9, 2008, a new share purchase program of $250,000,000 was authorized by the Board of Directors. Total shares repurchased to date under all of the above authorities, aggregates approximately $826,465,000, or 13,062,100 shares.

The following table shows the fourth quarter 2008 stock repurchase activity:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)

November	1,606,000	$36.31	1,606,000	1,039,794
December	16,300	$32.12	16,300	1,158,913

Total	1,622,300	$36.26	1,622,300

(a)
Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

ITEM 6.   SELECTED FINANCIAL DATA

The following unaudited selected consolidated financial data for the years ended December 31, 2008, 2007 and 2006, and at December 31, 2008 and 2007, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The unaudited selected consolidated financial data for the years ended December 31, 2005 and 2004, and at December 31, 2006, 2005 and 2004, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by Ernst & Young LLP.

In thousands, except per share amounts	2008	2007	2006	2005	2004

Shipping revenues	$1,704,697	$1,129,305	$1,047,403	$1,000,303	$810,835
Income from vessel operations	345,186	207,572	378,544	474,939	493,002
Income before federal income taxes	283,661	216,137	384,473	463,719	481,014
Net income (a)	317,665	211,310	392,660	464,829	401,236
Depreciation and amortization	189,163	185,499	141,940	152,311	100,088
Net cash provided by operating activities	366,677	167,624	445,975	435,147	374,471
Total vessels, deferred drydock and other property, at net book amount (b)	2,818,060	2,797,023	2,583,370	2,344,553	1,489,512
Total assets	3,890,061	4,158,917	4,230,669	3,348,680	2,680,798
Debt—long-term debt and capital lease obligations (exclusive of short-term debt and current portions) (c)	1,396,135	1,531,334	1,306,947	965,655	906,183
Reserve for deferred federal income taxes—noncurrent	196,815	230,924	234,269	113,255	105,424
Stockholders' equity	1,722,867	1,818,025	2,207,311	1,876,028	1,426,372
Debt/total capitalization	44.8%	45.7%	37.2%	34.0%	38.8%

2008 Annual Report                                                                                                                                                                       41

Per share amounts:
Basic net income	10.71	6.19	9.94	11.78	10.26
Diluted net income	10.65	6.16	9.92	11.77	10.24
Stockholders' equity	64.07	58.47	56.27	47.56	36.20
Cash dividends paid	1.50	1.125	0.925	0.70	0.70
Average shares outstanding for basic earnings per share	29,648	34,136	39,515	39,444	39,113
Average shares outstanding for diluted earnings per share	29,814	34,327	39,586	39,506	39,176
Other data:
Time charter equivalent revenues (d)	1,545,385	1,039,211	992,817	961,662	789,581
EBITDA (e)	530,273	476,332	595,065	705,519	655,248

(a)
Results for 2004 reflect a $77,423 reduction in deferred tax liabilities recorded on enactment of the American Jobs Creation Act of 2004.

(b)
Includes vessels held for sale $53,975 in 2008 and $9,744 in 2004.

(c)
Amounts do not include debt of affiliated companies in which the Company participates.

(d)
Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:
In thousands	2008	2007	2006	2005	2004

Time charter equivalent revenues	$1,545,385	$1,039,211	$992,817	$961,662	$789,581
Add: Voyage expenses	159,312	90,094	54,586	38,641	21,254

Shipping revenues	$1,704,697	$1,129,305	$1,047,403	$1,000,303	$810,835

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

The following table reconciles net income as reflected in the consolidated statements of operations, to EBITDA:

In thousands	2008	2007	2006	2005	2004

Net income	$317,665	$211,310	$392,660	$464,829	$401,236
Provision/(credit) for federal income taxes	(34,004)	4,827	(8,187)	(1,110)	79,778
Interest expense	57,449	74,696	68,652	89,489	74,146
Depreciation and amortization	189,163	185,499	141,940	152,311	100,088

EBITDA	$530,273	$476,332	$595,065	$705,519	$655,248

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is one of the largest independent bulk shipping companies in the world. The Company's operating fleet as of December 31, 2008 consisted of 122 vessels aggregating 12.5 million dwt and 864,800 cbm, including one vessel that has been chartered-in under a capital lease and 62 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 122 vessels, charters-in for 14 vessels are scheduled to commence upon delivery of the vessels between 2009 and 2011 and 18 newbuilds are scheduled for delivery between 2009 and 2011, bringing the total operating and newbuild fleet to 154 vessels.

42                                                                                                                   Overseas Shipholding Group, Inc.

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

ACQUISITION OF MARITRANS

On November 28, 2006, the Company acquired Maritrans Inc. ("Maritrans"), a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull vessels serving the East Coast and U.S. Gulf Coast trades. The operating results of Maritrans have been included in the Company's financial statements commencing November 29, 2006. Maritrans' fleet consisted of 11 tug barges, one of which was in the process of being converted to a double hull configuration, five product carriers, two of which had been redeployed to transport grain, and three large ATBs under construction. Holders of Maritrans' common stock received $37.50 per share in cash for an aggregate consideration of approximately $450 million. Taking into account the assumption of Maritrans' outstanding debt, the total purchase price was approximately $506 million. OSG financed the acquisition through borrowings under existing credit facilities.

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

Overview

Average freight rates in 2008 for VLCCs, Suezmaxes, Aframaxes and Panamaxes were 75%, 45%, 44% and 24%, respectively above their 2007 levels. Daily rates for crude tanker segments were especially strong during the second and third quarters of 2008, reaching their highest quarterly levels so far this decade. Product Carrier rates and U.S. Flag rates, however, averaged below their 2007 levels.

Significant volatility in crude oil prices impacted world demand in 2008. West Texas Intermediate ("WTI") crude oil averaged approximately $99.50 per barrel in 2008, approximately 38% higher than in 2007. After averaging slightly above $100 per barrel in the first half of the year, WTI reached a high of $147 per barrel in the third quarter of 2008 before declining steeply to its lowest fourth quarter level since 2004. High crude oil prices during the first nine months of 2008 contributed to a contraction in oil demand in 2008. Additionally, the slowdown in global economic activity in the fourth quarter caused by the crisis in world financial markets hastened the decline in world oil consumption.

Global oil demand in 2008 was 85.7 million barrels per day ("b/d"), a decline of 0.4%, or 400,000 b/d, below the 2007 demand level. Non-OECD demand increased by 3.5% compared with a decline of 3.7% in OECD countries. Demand growth in non-OECD countries was led by a 6.8% increase in the Middle East where product price subsidies exist and a 4.3% demand increase in China driven by strong middle distillate consumption. Demand in North America, the world's largest consuming region, declined by 4.8% as a result of high product prices and a weak economy. Oil demand in OECD Europe and OECD Asia also declined by 0.8% and 3.9%, respectively.

2008 Annual Report                                                                                                                                                                       43

World oil demand in the fourth quarter of 2008 was 85.0 million b/d, a 2.5% decrease from 87.2 million b/d in the fourth quarter of 2007. Sharply lower demand largely reflected the contraction in global economic activity. The deterioration in economic conditions was widespread and resulted in demand declines of 9.2%, 5.2% and 2.9% in OECD Asia, North America and Europe, respectively. Oil demand in non-OECD areas increased by 1.0% as a 6.1% increase in demand in the Middle East was only partially offset by flat demand in China and declines in Other Asian countries.

In 2008, tanker rates were favorably impacted by OPEC's decision to increase its official production quota resulting in an increase in production of approximately 900,000 b/d compared with 2007 levels. The increase in production was centered in the Middle East, primarily Saudi Arabia and Iraq, which led to an increase in long-haul volumes to both western and eastern destinations. Increased long-haul crude movements combined with a minimal increase in fleet size in the VLCC and Suezmax tanker segments, especially during the first nine months of 2008, boosted fleet utilization rates.

Crude oil imports into China during 2008 rose by 12% relative to 2007, including 20% increases from both the Middle East and South America, significantly boosting China's tonne-mile demand.

Crude oil tanker rates during the fourth quarter of 2008 were lower for the larger tanker segments (VLCCs and Suezmaxes) but higher for Aframaxes, Panamaxes and Product Carriers compared with the comparable 2007 period. The decrease in VLCC and Suezmax rates reflected a cutback in OPEC production intended to halt the dramatic decline in crude oil prices that began during the summer. OPEC announced cutbacks in oil production totaling 4.2 million b/d in the fourth quarter of 2008 including a 2.2 million b/d decrease announced in December, the largest single OPEC production cut ever made. Higher fourth quarter 2008 rates in the Aframax and Panamax tanker segments primarily reflected increased utilization rates stemming from the impact of delays experienced in the Mediterranean and Caribbean areas.

Commercial inventories in OECD countries increased during 2008. The combination of a reduction in demand and an increase in OPEC production levels resulted in a historic high number of days of forward inventory coverage as of year-end. A counter-seasonal increase in commercial inventories in both OECD and non-OECD countries in the fourth quarter of 2008 also supported tanker rates. In the U.S., commercial inventory levels increased by about 64.1 million barrels, or almost 700,000 b/d in the fourth quarter of 2008 compared with a seasonal decline of almost 50 million barrels during the fourth quarter of 2007.

Crude oil tanker newbuilding prices increased by approximately 10% during the first nine months of 2008 as VLCC and Suezmax tanker prices reached $160 million and $100 million, respectively. Vessel values declined during the fourth quarter of 2008, led by a significant decline in the dry bulk market and a smaller decline in the tanker market. While the lack of activity and current market uncertainty makes its difficult to accurately state current tanker values, it is estimated that tanker secondhand values have declined by approximately 35% to 40% from their record high levels reached in the third quarter of 2008.

Current scrap prices for steel have also declined from their mid-year high price levels of $740 per light deadweight ton ("LDT"). Lower commodity demand, falling vessel values and lower rates have reduced year-end 2008 scrap prices to about $300 per LDT.

The current squeeze in credit availability has already resulted in cancellations of newbuilding orders at Chinese and South Korean shipyards. So far, this has mainly involved dry bulk carrier orders, with very few tanker orders having been cancelled. Continued economic uncertainty, debt covenant violations by both tanker owners and shipyards, combined with cancellations and deferrals of capital intensive upstream production development projects and downstream refining projects could result in additional cancellations or postponements in existing newbuilding tanker orders and elimination of speculative tanker orders.

Changes in tanker fleet size in 2008 varied by category. There were minimal increases in the larger tanker categories and the largest increases occurred in the Product Carrier sector. There was no net change in VLCC supply in 2008 as the declines in the first, second and third quarters were completely offset by a net increase of nine vessels that entered the fleet during the fourth quarter. The Suezmax fleet increased by four vessels, as 14 newbuildings were largely offset by 10 deletions and conversions. Aframax and Panamax net tonnage increased by approximately 6% and 8%, respectively, while there was an increase of over 10% in the Product Carrier fleet. The total tanker orderbook at the end of 2008 represented 43.5% of the total fleet based on deadweight tons ("dwt").

44                                                                                                                   Overseas Shipholding Group, Inc.

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Q1-2008	Q2-2008	Q3-2008	Q4-2008	2008	2007	2006

Average	$83,600	$108,300	$77,600	$54,900	$81,100	$46,300	$53,800
High	$250,000	$199,300	$196,200	$104,000	$250,000	$283,500	$119,000
Low	$46,200	$38,000	$7,200	$32,900	$7,200	$6,800	$19,300

*
Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf averaged $81,100 per day during 2008, an increase of 75% from the 2007 average. This increase was largely due to a 900,000 b/d increase in Middle East OPEC production combined with a minimal increase in the VLCC fleet during 2008. Annual rates were also supported by a worldwide increase in inventory levels during the year, including a countercyclical inventory build in the fourth quarter. VLCCs benefited as they were increasingly utilized for crude storage purposes.

VLCC rates in the first quarter of 2008 averaged 89% above rates in the first quarter of 2007, as increased Middle East OPEC production of 1.2 million b/d, primarily from Saudi Arabia and Iraq, combined with a net reduction in the size of the VLCC fleet. An increase in Venezuelan crude oil and fuel oil shipments to China further enhanced first quarter 2008 tonne-mile demand.

Average VLCC rates in the second quarter of 2008 were more than double those realized during the second quarter of 2007. The key supportive factors included continued high Middle East OPEC production, a further reduction in the size of the fleet as tanker conversions and deletions exceeded fleet additions, the employment by Iran of VLCCs for crude oil storage and the increased reluctance of refiners in Asia to utilize single hull tankers in the aftermath of the Hebei Spirit oil spill.

VLCC rates averaged $77,600 per day in the third quarter of 2008, significantly above rates realized in the same period of 2007. Similar to the first half of 2008, the higher tanker rates reflected increased long-haul Middle East OPEC production in conjunction with a net reduction in tonnage. Rates were also buoyed by tankers slow steaming as bunkers reached their highest price levels in July, effectively increasing tanker utilization rates.

Fourth quarter of 2008 rates declined by approximately 29% compared with the third quarter of 2008 and by 26% compared with the fourth quarter of 2007. Worldwide oil demand, which typically increases in the fourth quarter as the Northern Hemisphere moves into winter, declined by 300,000 b/d. Fourth quarter 2008 oil demand was approximately 2.2 million b/d below levels in the fourth quarter of 2007.

OPEC production in the fourth quarter of 2008 averaged 31.4 million b/d, approximately one million b/d below third quarter of 2008 levels and 470,000 b/d below levels in the fourth quarter of 2007. Lower oil output in both the Middle East and West Africa resulted in a decrease in demand for VLCCs.

VLCCs benefited from the widening contango in crude oil prices as charterers increasingly employed VLCCs for storage. The difference between prompt crude oil and futures prices created a situation that made it profitable to store crude oil on tankers for future delivery. As many as 35 VLCCs were employed in storage deals as of early 2009. Increased incidents of piracy off the coast of Somalia also had a positive effect on tonne-mile demand as more tankers were diverted or rerouted to avoid the risk of being seized for ransom by pirates.

The world VLCC fleet remained unchanged during 2008, ending the year at 519 tankers (153.8 million dwt), including 125 single hull tankers that represented 22.2% of the VLCC fleet based on deadweight tons. The year-end 2008

2008 Annual Report                                                                                                                                                                       45

VLCC orderbook totaled 254 vessels (78.7 million dwt) representing 51.2% of the existing VLCC fleet, based on deadweight tons.

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Q1-2008	Q2-2008	Q3-2008	Q4-2008	2008	2007	2006

Average	$47,600	$74,500	$64,000	$53,300	$59,800	$41,100	$47,400
High	$82,500	$106,000	$140,000	$83,000	$140,000	$110,000	$71,300
Low	$27,000	$39,000	$18,400	$33,000	$18,400	$13,100	$21,200

*
2008 rates based on West Africa to the U.S. Gulf Coast: 2007 and 2006 rates based on West Africa to the U.S. East Coast

Similar to the VLCC market, average rates for Suezmax tankers in 2008 were significantly higher (46%) than 2007 rates. The higher rates reflected an overall increase in liftings from the Baku-Tbilisi-Ceyhan ("B-T-C") pipeline and North Africa, reflecting a preference by Asian refiners to access supplies of light sweet crude oil from sources that are more secure than Nigeria. Increased sourcing from these longer-haul suppliers of light sweet crude added to Suezmax tonne-mile demand. Port and weather delays throughout much of the year reduced the available supply of suitable vessels and improved tanker utilization rates. Minimal fleet growth during 2008 further contributed toward creating a balanced demand/supply environment.

Rates in the first quarter of 2008 were positively influenced by a 16% increase in long-haul North African crude oil shipments to China and by an increase in long-haul movements from the Caribbean to the Far East (both relative to the first quarter of 2007). These incremental long-haul shipments reduced available Suezmax tonnage in both the West African and Black Sea trades. Weather-related delays in the Turkish Straits in February also had a favorable impact on Suezmax rates in the first quarter.

Rates in the second quarter of 2008 averaged $74,500 per day, 94% above average rates in the second quarter of the previous year. Growing long-haul North African crude oil movements to China and a port strike in France positively impacted Suezmax rates during the second quarter of 2008.

Suezmax rates in the third quarter averaged $64,000 per day and were positively influenced by high VLCC rates, strong global demand for diesel oil that continued to keep West African and Azeri Light crude oils in favor with refiners (including refiners in India and Thailand with limited desulphurization capacity) and a tight supply of Suezmax tankers.

Fourth quarter rates averaged $53,300 per day, approximately 7% below those in the fourth quarter of 2007. The decrease in rates was mitigated by a two-week strike at the port of Fos-Lavera in France and weather delays in the Gulf of Mexico and the Bosporus. In addition, Suezmax tonnage increased its share of the trans-Atlantic crude oil trade, substituting for VLCCs that were beginning to be used for floating storage.

The world Suezmax fleet stood at 367 tankers (55.7 million dwt) at December 31, 2008 of which single hull tankers represented 12.8% of the fleet based on deadweight tons. The year-end 2008 Suezmax orderbook totaled 186 vessels (29.1 million dwt) representing 52.3% of the existing Suezmax fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Q1-2008	Q2-2008	Q3-2008	Q4-2008	2008	2007	2006

Average	$35,900	$53,400	$43,200	$39,200	$42,900	$29,900	$33,700
High	$73,100	$95,000	$72,000	$93,500	$95,000	$108,600	$55,000
Low	$5,200	$19,300	$16,600	$16,000	$5,200	$8,400	$13,000

*
Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean averaged $42,900 per day during 2008, an increase of 43% compared with 2007. Higher 2008 rates were largely due to the knock-on effect of stronger rates in the larger tanker

46                                                                                                                   Overseas Shipholding Group, Inc.

markets, incremental fuel oil shipments from the Caribbean to Asia and the impact of weather-related delays in Europe, North America and the Caribbean.

Aframax rates were strong in the Caribbean during the first quarter as inclement weather on Mexico's East Coast and along the U.S. Gulf Coast tied up tonnage, which improved tanker utilization rates. Lightering activity also picked up in the first quarter as the large quantity of Middle East cargoes that loaded late in the fourth quarter of 2007 arrived in the U.S. Gulf.

Second quarter rates in the Caribbean exceeded those in the comparable 2007 timeframe as an increase in fuel oil shipments from the Caribbean to Asia boosted tonne-mile demand. Concurrently, there were weather-related delays along the U.S. Gulf Coast and delays in the Caribbean due to limited shore-based storage capacity, both of which tied up tonnage. Aframax rates in the Mediterranean were stronger relative to the same year ago period primarily due to a French port strike, which resulted in vessel dislocations and effectively tightened the supply of available tonnage.

Rates for Aframaxes operating in the Caribbean during the third quarter averaged $43,200 per day, more than double the rates in the third quarter of 2007, resulting from the growth in trans-Atlantic crude oil movements from both Northwest Europe and the Mediterranean.

Fourth quarter rates averaged $39,200 per day, 8% above the fourth quarter of 2007, as Aframaxes benefited from weather related delays in the Bosporus and another strike at the Fos-Laveras terminals that stranded about 60 vessels.

The world Aframax fleet totaled 798 vessels (82.6 million dwt) as of December 31, 2008, including 111 single hull tankers representing 12.7% of the fleet based on deadweight tons. The Aframax orderbook stood at 244 vessels (26.8 million dwt) at December 31, 2008, representing 32.5% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes—Crude and Residual Oil*
	Q1-2008	Q2-2008	Q3-2008	Q4-2008	2008	2007	2006

Average	$28,500	$35,000	$37,900	$28,300	$32,400	$26,100	$25,900
High	$53,800	$51,000	$41,000	$36,500	$53,800	$49,000	$38,000
Low	$14,300	$26,700	$34,500	$17,000	$14,300	$7,600	$9,000

*
Based on 50% Caribbean to the U.S. Gulf and Atlantic Coasts and 50% Ecuador to the U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $32,400 per day in 2008, an increase of 24% over 2007 rates. The improvement in rates reflected increased crude oil shipments to the U.S. West Coast from South America, additional fuel oil shipments to Argentina and canal and port delays.

Panamax rates averaged $28,500 per day in the first quarter of 2008, 9% below the corresponding quarter in 2007. In Marc1, there were extended delays in the Panama Canal and in Puerto Rico, which constrained available tonnage and lifted freight rates.

Rates for Panamaxes averaged $35,000 per day during the second quarter, 26% above the corresponding quarter in 2007, as increasing imports of Colombian crude oil to the U.S. West Coast and significant canal and port delays tightened tanker supply, which increased utilization rates.

Freight rates averaged $37,900 per day during the third quarter, 74% above rates in the corresponding quarter in 2007. The startup at a Chilean refinery of a new coker, which converts fuel oil into clean products, necessitated additional fuel oil imports and contributed to the higher Panamax freight rates relative to the third quarter of 2007.

Fourth quarter rates were 19% higher than rates in the fourth quarter of 2007. This increase was a result of delays in the U.S. Gulf Coast area and at the Panama Canal due to maintenance work performed on the locks.

The world Panamax fleet at December 31, 2008 stood at 410 vessels (28.4 million dwt) including 74 single hull vessels representing 16.8% of the current fleet based on deadweight tons. The orderbook of 136 vessels (9.6 million dwt) at December 31, 2008 represented 33.8% of the existing Panamax fleet, based on deadweight tons.

2008 Annual Report                                                                                                                                                                       47

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Q1-2008	Q2-2008	Q3-2008	Q4-2008	2008	2007	2006

Average	$17,300	$28,300	$23,300	$14,300	$20,800	$21,000	$22,500
High	$23,300	$35,800	$34,600	$18,200	$35,800	$39,000	$35,900
Low	$13,200	$11,100	$9,400	$7,700	$7,700	$6,700	$11,600

*
Based on 60% trans-Atlantic and 40% Caribbean to the U.S. Atlantic Coast

Rates for Handysize Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $20,800 per day in 2008, 1% below 2007 average rates. Product Carrier rates in the first half of 2008 averaged well below 2007 levels, but increased significantly in the third quarter, bringing up the annual rate for 2008 to equal 2007 levels.

Product Carrier rates are heavily influenced by the arbitrage opportunities for either gasoline or diesel oil. Lower gasoline demand in the U.S. effectively closed gasoline arbitrage opportunities for most of 2008. However, diesel arbitrage opportunities opened in the second and third quarters of 2008 in Asia, Europe, South America and Australia that increased tonne-mile demand requirements.

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $17,300 per day in the first quarter of 2008, about 39% below average rates in the first quarter of 2007. Lower levels of gasoline demand in the U.S. effectively closed the gasoline arbitrage window, which negatively impacted Product Carrier freight rates in the first quarter.

The strengthening in second quarter rates relative to the first quarter of 2008 was due to a worldwide increase in diesel movements. A fire at a natural gas facility and increased demand from the trucking sector boosted Australian diesel imports to record high levels. There were also increased diesel shipments from the U.S. Gulf Coast to Chile and Europe. Diesel demand in China in the first half of 2008 rose dramatically and diesel imports averaged 125,000 b/d more than in the first half of 2007.

Product Carrier rates in the third quarter reflected arbitrage opportunities for diesel in Europe, South America and China. Diesel exports from the U.S. reached a record level of over 800,000 b/d in August. Diesel imports into China continued to grow and reached over 200,000 b/d in the third quarter and averaged approximately 170,000 b/d during the first nine months of 2008 compared with only 15,000 b/d during the same period in 2007. Additionally the hurricanes that hit the U.S. Gulf Coast in September significantly reduced refinery utilization rates. This resulted in a significant increase in the gasoline crack spread, which generated additional gasoline shipments to the U.S. from both Europe and Asia.

The lowest quarterly average rate for Product Carrier in 2008 occurred in the fourth quarter as lower refinery utilization rates, falling worldwide oil demand and growing inventory levels closed both gasoline and diesel arbitrage opportunities. China's diesel imports during the fourth quarter of 2008 dropped significantly to approximately 25,000 b/d, significantly reducing clean product movements in Asia.

The world Handysize fleet reached 1,449 vessels (60.9 million dwt) at December 31, 2008, including 275 single hull tankers that comprised 17.1% of the total Handysize fleet. The orderbook at year-end 2008 stood at 484 vessels (22.4 million dwt), equivalent to 36.8% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates Jones Act Product Carriers and Product Articulated Tug Barges (ATBs)
	Q1-2008	Q2-2008	Q3-2008	Q4-2008	2008	2007	2006

45,000 dwt Tankers	$51,000	$38,900	$39,700	$51,400	$45,025	$56,100	$54,800
30,000 dwt ATBs	$31,500	$21,400	$23,900	$31,600	$27,100	$36,400	$35,300

Jones Act Product Carrier and ATB rates in 2008 were approximately 20% and 26% below 2007 levels, respectively. The lower rates primarily reflected higher bunker prices and a reduction in gasoline volumes available for seaborne transport as refinery utilization levels declined in response to lower gasoline demand in the U.S.

48                                                                                                                   Overseas Shipholding Group, Inc.

The Delaware Bay lightering business transported an average of 241,000 b/d during 2008, a 7% decline compared with 2007, primarily reflecting a decline in throughput at U.S. East Coast refineries.

Rates for Jones Act Product Carriers and ATBs averaged $51,000 per day and $31,500 per day, respectively, during the first quarter of 2008, a decline for each of about 25% relative to the first quarter of 2007. Lower first quarter 2008 rates reflected a reduction in product shipments as U.S. Gulf Coast refinery utilization rates declined from 87.4% during the first quarter of 2007 to 82.9% in the first quarter of 2008. The Delaware Bay lightering business transported an average of 249,000 b/d during the quarter, which was 3% below the first quarter of 2007 as refineries underwent planned maintenance work.

Rates for Jones Act Product Carriers and ATBs during the second quarter were 31% and 42%, respectively, below those in the second quarter of 2007. Lower second quarter rates reflected a decline in U.S. Gulf Coast refinery utilization rates from 89.3% in the second quarter of 2007 to 86.7% in the second quarter of 2008, as well as significantly higher bunker costs that could not be passed on to customers in the spot market. The Delaware Bay lightering business transported an average of 257,000 b/d during the second quarter, 7% below the second quarter of 2007 as a result of lower refinery utilization rates on the U.S. East Coast.

Rates for Jones Act Product Carriers and ATBs in the third quarter were 22% and 28%, respectively, below their third quarter 2007 rates primarily due to hurricanes that hit the U.S. Gulf Coast refining infrastructure in September 2008. These hurricanes caused a significant reduction in Gulf Coast refinery utilization rates from 90.6% in the third quarter of 2007 to 76.6% in the third quarter of 2008. This reduced gasoline output at the Gulf Coast refineries by approximately 1.2 million b/d from pre-hurricane levels, whic1, in turn, resulted in reduced gasoline shipments to Florida. The Delaware Bay lightering business transported an average of 238,000 b/d during the quarter, approximately the same level as in the third quarter of 2007.

Rates for Jones Act Product Carriers and ATBs averaged $51,400 per day and $31,600 per day, respectively, in the fourth quarter, a 29% increase for Product Carriers and a 32% increase for ATBs compared with the prior quarter, but a decline of 1% and 6%, respectively, relative to the fourth quarter of 2007. The primary drivers for the increase in rates relative to the third quarter of 2008 were a dramatic reduction in bunker fuel prices and a reduction in available tanker supply. Additionally, tonne-mile demand received a seasonal boost as more middle distillate shipments began to move up the East Coast from Gulf Coast refineries ahead of the winter heating season. The decrease in fourth quarter rates relative to the prior year was due to the general reduction in product demand levels. The Delaware Bay lightering business transported an average of 219,000 b/d during the fourth quarter, which was 8% less than the third quarter of 2008 and 17% below the fourth quarter of 2007. Maintenance activities on customer refineries and on one of the vessels employed in the trade resulted in a reduction in lightering activities.

As of December 31, 2008, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs (Integrated Tug Barges) consisted of 65 vessels (2.5 million dwt), an increase of four vessels from December 31, 2007. There were six deliveries (four newbuilds and two converted vessels) compared with two scrappings during 2008. The Jones Act Product Carrier orderbook for deliveries scheduled through 2012 consisted of 28 tankers and barges in the 160,000 to 420,000 barrel size range. These additions will be offset by fourteen tankers that will reach their OPA phase out dates during the same timeframe. After 2012, there are an additional seven vessels that will reach their OPA retirement dates and should be scrapped and another nine double hull tankers that will face likely commercial obsolescence and be retired upon reaching 35 years of service.

Outlook

In their February forecast, the International Energy Agency ("IEA") projected 2009 global GDP growth of 0.5%, based on a decline in GDP of 1.7% in OECD countries and a growth of 3.4% in developing economies. The IEA sees world economies continuing to slump during the first half of 2009 with a slight recovery occurring in the second half of the year. Consistent with this GDP forecast, world oil demand for 2009 is forecast to decline by approximately 2% during the first half of 2009 and by about 0.3% over the last six months of the year.

Production in non-OPEC areas during 2009 is forecast to increase by approximately 500,000 b/d over 2008 levels as increases in Brazil, the Former Soviet Union and in the U.S. and Canada will more than offset production declines in the North Sea and in Mexico. The recent startup of Azerbaijan's Gunshei field will make additional crude oil supplies available via the B-T-C pipeline, while the start-up of new deepwater projects in Brazil should also provide additional

2008 Annual Report                                                                                                                                                                       49

employment for crude oil tankers in 2009. The changes in supply patterns resulting from production declines in the North Sea and Mexico will likely result in additional long-haul movements, which supports tanker demand.

Crude oil exports from Middle East OPEC countries are a key factor driving the crude tanker market. Based on forecasts for reduced 2009 demand as well as a need to reduce historically high stock levels, OPEC decided to reduce production by 4.2 million b/d from September 2008 levels. OPEC Middle East producers (primarily Saudi Arabia) are expected to account for approximately 70% of this reduction, with the remaining balance evenly split between West African, South American and North African OPEC members. Such a significant cutback in OPEC production levels will reduce both long-haul and short-haul crude oil movements.

For Product Carriers, the startup of the 580,000 b/d export-oriented Reliance refinery in India should provide opportunities for additional short-haul and long-haul product movements. In addition to exporting products into the Singapore and African markets, the Reliance refinery could also provide Europe and the U.S. with low sulfur diesel and gasoline

Tanker supply is forecast to increase significantly in 2009, based on the number of vessels currently scheduled for delivery this year. However, the current economic environment and negative outlook as well as the lack of available credit could lead to delayed deliveries and cancellations of newbuildings by cash-strapped shipowners. Tanker deletions in 2009 could increase as single hull vessels become commercially obsolete and the 2010 IMO deadline for phase out approaches. An increasing number of oil companies are only willing to employ double hull tankers and a growing number of countries have banned the use of single hull tankers in their waters in advance of the IMO phase-out timetable.

The combination of negative GDP growth in OECD countries, a contraction in oil demand and an increase in tonnage supply in 2009 is expected to put downward pressure on tanker freight rates. The tanker market, however, remains highly sensitive to severe weather, geopolitical and economic events which can create inefficiencies, market imbalances and temporary shortages.

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

50                                                                                                                   Overseas Shipholding Group, Inc.

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

Vessel Lives

The carrying value of each of the Company's vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years (except for LNG Carriers for which an estimated useful life of 35 years is used) from the date such vessel was originally delivered from the shipyard or 20 years from the date the Company's ATBs were rebuilt. Effective January 1, 2008, the Company effected a change in estimate related to the estimated scrap rate for substantially all of its vessels from $150 per lightweight ton to $300 per lightweight ton. The resulting increase in salvage value reduced depreciation by approximately $10,900,000 for the year ended December 31, 2008 and by approximately $2,700,000 for each quarter in 2008. The Company's assumptions used in the determination of estimated salvage value took into account then current scrap prices, which were in excess of $700 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2007, which ranged from $250 to over $500 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels. As of December 31, 2007, the average age for OSG's owned international flag fleet sectors ranged from 4.3 years to 9.2 years. The industry standard for determining the economic life-span for tankers is 25 years. The steel scrap price forecast to determine vessel salvage value is therefore based on economic assumptions and conditions that will exist over a forward looking 15 to 20 year timeframe from today given the current age of the Company's fleet. The strength of the world's economic growth will vary during this timeframe from periods of global recession and low commodity price levels to periods of varied economic growth where steel prices will be determined by industrial production, financing and credit availability for projects and government sponsored infrastructure investments throughout the world. Management reviewed steel plate prices in Asia and in North America from January 2000 through December of 2007 that showed a more than doubling of steel plate prices in both areas within this timeframe. Actual scrap prices were consistently priced at over $300 per lightweight ton from January 2004 through June 2008. Scrap values declined below $300 per lightweight ton towards the end of 2008, due to turmoil in the financial markets, which caused a general decline in vessel values. The scrap market also experienced a period with very little activity as scrappers were unable to obtain letters of credit, which caused further downward pressure on prices. At the moment, the weak freight markets, especially in dry bulk carriers, have resulted in owners scrapping more vessels, and scrapping them earlier in their lives. The Company expects scrapping levels to remain high during 2009 and 2010, considering owners' rate expectations and the phase out of single hull tankers in 2010, and therefore considers it likely that scrap prices will remain low over this period with even further downward pressure from current levels possible. Management also took into consideration that commodity prices have historically increased over extended time horizons and believes that it is reasonable to forecast that steel scrap prices will increase over time as economic activity increases from today's level. Management believes that $300 per lightweight ton is a reasonable estimate of future scrap prices, taking into consideration the cyclicality of the nature of future demand for scrap steel. Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

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

2008 Annual Report                                                                                                                                                                       51

future events, higher depreciation expense and impairment losses could result in future periods related to a reduction in the useful lives of any affected vessels.

Vessel Impairment

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

During 2008, the Company decided not to have two older U.S. Flag vessels (one Product Carrier and one ATB) undergo scheduled drydockings, which are required to continue operating such vessels. These vessels therefore ceased operating during the fourth quarter of 2008 and were placed in lay-up pending the sale of such vessels. Accordingly the Company recorded a charge of $32,597,000 to write down the carrying amount of these vessels to their estimated net fair value as of December 31, 2008.

In early 2009, OSG began negotiations with Bender Shipbuilding & Repair Co., Inc. ("Bender") to end the agreements covering the six ATBs and two tug boats associated with its U.S. Flag expansion plans due to repeated delays in vessel delivery dates from the original contract delivery dates, Bender's request for substantial price increases on all contracted vessels and OSG's concern about Bender's inability to complete the ATBs and tug boats within contract terms, including as a result of Bender's lack of performance under such agreements and its financial condition. The Company intends to complete two of the six ATBs and the two tug boats at alternative shipyards.

Under the terms of the proposed settlement, which is still in the process of negotiation, Bender would transfer ownership of the vessels to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units and (2) assume certain specified obligations related to construction of the units, which amounts referred to in clauses (1) and (2) above total in the aggregate approximately $35 million to $40 million. The outcome of the negotiations is uncertain and no assurance can be given that a settlement will be reached and implemented.

The Company reviewed the six ATBs and two tug boats for impairment based upon the information that was known to it as of December 31, 2008. Accordingly, OSG recorded impairment charges aggregating $105,111,000 in the fourth quarter of 2008 related to four of such ATBs. Based on accounting rules that provide guidance with respect to contract terminations and the impairment of long-lived assets such as the ATBs, the Company expects to record additional impairment charges and contract termination costs against earnings in the first quarter of 2009 of between $20 million and $35 million. At December 31, 2008, the book value of the two remaining ATBs and two tugs under construction was $265 million.

Goodwill and Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as customer relationships, are being amortized. Future operating performance will be affected by the amortization of intangible assets and potential impairment charges related to goodwill. Accordingly, the allocation of purchase price to intangible assets and goodwill may significantly affect our future operating results. Goodwill and indefinite lived assets are not amortized, but reviewed for impairment. The allocation of the purchase price of acquired companies requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows.

52                                                                                                                   Overseas Shipholding Group, Inc.

The Company tests the goodwill in each of its reporting units for impairment at least annually, or more frequently if impairment indicators arise in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," by comparing the estimated fair value of each operating segment with its net book value. Considering the decline in the stock price of OSG America L.P. and the general weakening of the economic outlook and the decline in the financial and banking sectors, the Company performed an impairment test as of September 30, 2008 and an annual impairment test as of October 1, 2008. No impairment of goodwill was recorded at September 30, 2008 or October 1, 2008. In the fourth quarter of 2008, the economic downturn resulted in a number of market-related events that are expected to negatively impact the Company's U. S. Flag operations in the near and medium-term. Lower demand for refined petroleum products in North America has resulted in a number of major refining companies reducing capacity throughout the Gulf of Mexico. The reduction in planned refining expansion projects reduces future volumes of clean products that had been forecast to move on Jones Act tankers. Recessionary forces are also now expected to result in unfavorable changes in trading patterns, as refiners shift to higher margin low sulfur diesel for export, resulting in an adverse impact on tonne-mile demand in the Jones Act market and associated rates. As a result of this deterioration in the forward supply/demand balance of the Jones Act market and the reduction in the Company's U.S. Flag newbuilding program, the Company reduced its estimates of future cash flows to measure fair value and, accordingly, recorded an impairment charge of $62,874,000, representing the full value of the goodwill related to the U.S. Flag reportable segment in the fourth quarter ended December 31, 2008. OSG derives the fair value of each of its reporting units primarily based on discounted cash flow models. The process of evaluating the potential impairment of goodwill and intangible assets is highly subjective and requires significant judgment with respect to estimates of future cash flows expected to be generated and the appropriate discount rate to value these cash flows. The discounted cash flow models incorporate revenue assumptions based on actual existing contracts and historical utilization rates for vessels not under contract. The related costs and expenses are consistent with the Company's historical levels to support revenue growth. The weighted average cost of capital reflects the risks associated with the underlying cash flows taking into consideration both the industry and general economic conditions at the time of testing.

Market Value of Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115 ("FAS 115"), the Company's holdings in marketable securities are classified as available-for-sale and, therefore, carried on the balance sheet at fair value (determined using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value recorded in accumulated other comprehensive income/(loss) until the investments are sold. Accordingly, these changes in value are not reflected in the Company's statements of operations. If, however, the Company determines that a material decline in fair value below the Company's cost basis is other than temporary, the Company would record a noncash impairment loss in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a material decline in fair value is determined to be other than temporary, the carrying value of that security would be written down to its fair value at the end of such period, thereby establishing a new cost basis.

The fair value of the Company's marketable securities (which consisted solely of investments in equity securities) have declined below their cost bases ($6,601,000 at December 31, 2008) in those securities. None of these securities have had fair values below their carrying values for more than three months. The Company has evaluated the circumstances surrounding the declines in market values as of December 31, 2008 and believes that these declines are temporary and, accordingly, continues to record the unrealized losses in accumulated other comprehensive income/(loss). If, however, the market values of these securities do not recover in the near term, the declines may then be considered other-than-temporary, which would result in impairment charges to earnings in future periods, which charges previously have been included in accumulated other comprehensive income/(loss).

Drydocking

Within the shipping industry, there are two methods that are used to account for dry dockings: (1) capitalize drydocking costs as incurred (deferral method) and amortize such costs over the period to the next scheduled drydocking, and (2) expense drydocking costs as incurred. Since drydocking cycles typically extend over two and a half years or longer, management believes that the deferral method provides a better matching of revenues and expenses than the expense-as-incurred method.

2008 Annual Report                                                                                                                                                                       53

Deferred Tax Assets and Valuation Allowance

The carrying value of the Company's deferred tax assets is based on the assumption that the Company will generate sufficient taxable income in the future to permit the Company to take deductions. Each quarter, management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance. Any increase in the valuation allowance against deferred tax assets will result in additional income tax expense in the Company's statement of operations. During 2008, the Company established a valuation allowance of $48,031,000 against the deferred tax assets resulting from the write-down of vessels in the fourth quarter of 2008 and from net operating loss carryforwards arising in 2008. The valuation allowance was established because the Company could not determine that it was more likely than not that the full amount of the deferred tax asset would be realized through the generation of taxable income in the future. The valuation allowance was recorded as a reduction in the federal income tax credit in the accompanying consolidated statement of operations for the year ended December 31, 2008.

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

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans ("the Maritrans Plan"). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. Accordingly, the selection of a discount rate for the Maritrans Plan as of December 31, 2008, was based on the assumption that the plan would be terminated and all eligible participants would receive insurance company annuities when all necessary approvals are obtained. The Company expects such final settlement to occur during 2009. In determining the discount rate at December 31, 2008 of 5.0%, management, therefore, deemed the use of an estimated rate at which an insurance company would agree to annuitize the obligations under the plan to be more appropriate than the use of a long-term discount rate based on high-quality fixed income investments.

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

FAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements was effective for OSG for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the measurement date provisions is encouraged; however, early application must be for all of an employer's benefit plans. The adoption of the provisions of FAS 158 did not have a material effect on the Company's financial position.

54                                                                                                                   Overseas Shipholding Group, Inc.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133" ("FAS 161"). FAS 161 requires qualitative disclosures about an entity's objectives and strategies for using derivatives and quantitative disclosures about how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application allowed. FAS 161 allows, but does not require comparative disclosures for earlier periods at initial adoption.

INCOME FROM VESSEL OPERATIONS

During 2008, TCE revenues increased by $506,174,000, or 49%, to $1,545,385,000 from $1,039,211,000 in 2007, principally because of a 4,090 day increase in revenue days and a significant increase in the daily TCE rates earned by the Company's VLCCs, and, to a lesser extent, Aframaxes. During 2008, approximately 65% of the Company's TCE revenues were derived from spot earnings, compared with 60% in 2007 and 69% in 2006. In 2008, approximately 35% of TCE revenues were generated from fixed earnings, which comprise time or bareboat charters ("term") and synthetic time charters (which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters through hedging with FFAs and bunker swaps that qualify as cash flow hedges). Fixed earnings represented 40% of the Company's TCE revenues in 2007 and 31% in 2006. During 2007, TCE revenues increased by $46,394,000, or 5%, to $1,039,211,000 from $992,817,000 in 2006, principally because of a 5,862 day increase in revenue days, substantially offset by decreases in daily TCE rates for the VLCCs and Aframaxes in the spot market.

OSG operates most of its crude oil tankers in commercial pooling arrangements ("Pools"). The Pools' cargo commitments make them attractive, but such cargo commitments limit the Pools' ability to support any significant portfolio of time charters. Accordingly, OSG enters into forward freight agreements ("FFAs") and bunker swaps seeking to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and are effective, are reflected in TCE revenues in the periods to which such hedges relate. The Company achieved an average TCE rate for VLCCs of $73,632 per day for the 1,795 days covered by such effective hedges for 2008. The December 31, 2008 mark-to-market for derivative positions through 2010 that qualify for hedge accounting treatment, which are considered to be effective, are recorded in accumulated other comprehensive income/(loss) (stockholders' equity). The actual results of these hedge positions will be reflected in the Company's earnings in the periods to which the positions relate. The results of derivative positions that do not qualify for hedge accounting treatment are reflected in other income/(expense) and resulted in an expense of $33,774,000 in 2008.

Reliance on the spot market contributes to fluctuations in the Company's revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

2008 Annual Report                                                                                                                                                                       55

During 2008, income from vessel operations increased by $137,614,000, or 66%, to $345,186,000 from $207,572,000 in 2007. During 2007, income from vessel operations decreased by $170,972,000, or 45%, to $207,572,000 from $378,544,000 in 2006. See Note F to the consolidated financial statements set forth in Item 8 for additional information on the Company's segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations. Information with respect to the Company's proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of "Equity in Income of Affiliated Companies."

International Crude Tankers (dollars in thousands)	2008	2007	2006

TCE revenues	$1,003,331	$569,264	$684,029
Vessel expenses	(117,815)	(88,766)	(91,741)
Charter hire expenses	(303,215)	(178,646)	(128,882)
Depreciation and amortization	(73,934)	(75,040)	(74,887)

Income from vessel operations (a)	$508,367	$226,812	$388,519

Average daily TCE rate	$52,344	$34,352	$43,614
Average number of owned vessels (b)	25.4	26.0	28.8
Average number of vessels chartered-in under operating leases	27.8	20.6	15.7
Number of revenue days (c)	19,167	16,572	15,684
Number of ship-operating days: (d)
Owned vessels	9,286	9,490	10,515
Vessels bareboat chartered-in under operating leases	2,265	1,487	1,460
Vessels time chartered-in under operating leases	7,090	5,446	4,287
Vessels spot chartered-in under operating leases	819	604	—

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

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2008, 2007 and 2006 between spot and fixed earnings and the related revenue days. The Company has entered into Forward Freight Agreements and related bunker swaps as hedges against the volatility of earnings from operating the Company's VLCCs and Aframaxes in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment under FAS 133, are reported together with time charters entered in the physical market, under "Fixed Earnings." The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment's vessels participate.

	2008		2007		2006
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings

VLCCs:
Average rate	$92,351	$73,632	$43,179	$44,887	$64,095	$—
Revenue days	4,044	1,795	5,497	193	6,357	—
Suezmaxes:
Average rate	$49,550	$—	$38,324	$—	$—	$—
Revenue days	772	—	27	—	—	—
Aframaxes:
Average rate	$38,432	$31,765	$30,036	$30,516	$34,904	$28,738
Revenue days	6,237	1,451	4,843	1,524	4,208	1,288
Panamaxes:
Average rate	$36,311	$26,687	$32,268	$26,076	$30,160	$24,884
Revenue days	2,386	1,778	1,795	1,982	1,651	2,180

56                                                                                                                   Overseas Shipholding Group, Inc.

During 2008, TCE revenues for the International Crude Tankers segment increased by $434,067,000, or 76%, to $1,003,331,000 from $569,264,000 in 2007. This increase in TCE revenues resulted primarily from a significant increase in daily TCE rates earned by the VLCCs and, to a lesser extent, the Aframaxes, and an increase of 2,595 revenue days. The increase in revenue days reflects the Company's expansion into Suezmaxes late in 2007 adding 745 revenue days during 2008, as well as the fact that the Crude Tankers segment includes the operating results of the Heidmar lightering business from April 1, 2007, the effective date of the transaction. Out-of-service days in 2008 for drydocking and repairs decreased by 164 days compared with 2007.

Vessel expenses increased by $29,049,000 to $117,815,000 in 2008 from $88,766,000 in the prior year reflecting a net increase of 574 owned and bareboat chartered-in days. This increase was principally attributable to the commencement of bareboat charters-in on two Suezmaxes in December 2007 and January 2008, respectively, and two Aframaxes in the fourth quarter of 2008. The above increase in days was partially offset by the sale of the Pacific Ruby in May 2008. Average daily expenses increased by $1,632 per day, principally as a result of increases in crew costs, repairs and insurance premiums. Charter hire expenses increased by $124,569,000 to $303,215,000 in 2008 from $178,646,000 in 2007. This increase was principally as a result of (i) the bareboat charters-in discussed above and additional chartered-in vessels, primarily in the Aframax and Panamax fleets, (ii) additional profit sharing due to the owners of chartered-in VLCCs, and to a lesser extent, Aframax tonnage because of the increase in TCE rates earned during 2008 compared with 2007, and (iii) the acquisition of the Heidmar lightering business.

During 2007, TCE revenues for the International Crude Tankers segment decreased by $114,765,000, or 17%, to $569,264,000 from $684,029,000 in 2006. This decline in TCE revenues resulted primarily from a significant decrease in average rates earned on the VLCCs and, to a lesser extent, the Aframaxes. The Crude Tankers segment includes the operating results of the Heidmar lightering business from April 1, 2007, the effective date of the transaction. The acquisition of the lightering business added TCE revenues of $39,384,000 and 1,095 revenue days in 2007. In addition, days out-of-service in 2007 for drydocking and repairs decreased by 123 days compared with 2006. Revenue days in 2007 for the Aframaxes reflect the 2006 sales of the Overseas Keymar and Pacific Sapphire.

Vessel expenses decreased by $2,975,000 to $88,766,000 in 2007 from $91,741,000 in the prior year, principally as a result of a decrease in operating days for owned vessels attributable to the sale of three vessels and the sale and time charter back of one VLCC during 2006. Average daily vessel expenses, however, increased by $425 per day in 2007 compared with 2006. This increase was primarily attributable to increases in crew costs, the timing of delivery of spares and the transportation costs for such spares. Charter hire expenses increased by $49,764,000 to $178,646,000 in 2007 from $128,882,000 in 2006. This increase was principally attributable to the acquisition of Heidmar Lightering, which added $37,157,000 in 2007. The balance of the increase was attributable to an increase in the number of operating vessels that are chartered in relative to 2006. Depreciation and amortization increased marginally by $153,000 to $75,040,000 in 2007 from $74,887,000 in 2006. This increase reflects the inclusion of depreciation and amortization from the Heidmar Lightering acquisition, amounting to $3,126,000, offset by the effect of the sale and charter back of four vessels during 2006.

International Product Carriers (dollars in thousands)	2008	2007	2006

TCE revenues	$298,132	$243,451	$215,311
Vessel expenses	(93,111)	(83,348)	(78,477)
Charter hire expenses	(79,648)	(51,147)	(32,259)
Depreciation and amortization	(55,796)	(51,287)	(40,966)

Income from vessel operations	$69,577	$57,669	$63,609

Average daily TCE rate	$22,803	$20,454	$20,231
Average number of owned vessels	15.3	16.4	18.0
Average number of vessels chartered-in under operating leases	21.4	17.3	13.2
Number of revenue days	13,074	11,903	10,642
Number of ship-operating days:
Owned vessels	5,598	5,994	6,570
Vessels bareboat chartered-in under operating leases	5,900	5,021	4,380
Vessels time chartered-in under operating leases	1,917	1,297	451

2008 Annual Report                                                                                                                                                                       57

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2008, 2007 and 2006 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment's vessels participate.

	2008		2007		2006
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings

Panamax Product Carriers:
Average rate	$39,189	$18,653	$28,352	$19,471	$—	$20,943
Revenue days	785	730	316	730	—	727
Handysize Product Carriers:
Average rate	$26,718	$19,851	$28,167	$18,761	$26,832	$18,350
Revenue days	4,025	7,534	2,775	8,082	2,570	7,345

During 2008, TCE revenues for the International Product Carrier segment increased by $54,681,000, or 22%, to $298,132,000 from $243,451,000 in 2007. This increase in TCE revenues resulted from an increase in the average rates earned, primarily by the Panamax Product Carriers, as well as a 1,171 day increase in revenue days. The increase in revenue days was attributable to (i) the delivery of four time chartered-in Handysize Product Carriers subsequent to January 1, 2007, (ii) the delivery of four bareboat chartered-in Handysize Product Carriers subsequent to January 1, 2008, and (iii) the acquisition of two Panamax Product Carriers, the Overseas Luzon and Overseas Visayas, during the third quarter of 2007. These increases are partially offset by the sale of one Handysize Product Carrier in each of the second quarter of 2007 and 2008, and the expiry of the bareboat charters on two Handysize Product Carriers subsequent to June 30, 2008. The Overseas Luzon and Overseas Visayas have operated in the Panamax International pool since delivery.

Vessel expenses increased by $9,763,000 to $93,111,000 in 2008 from $83,348,000 in the prior year reflecting a net 483 day increase in owned and bareboat chartered-in days. This increase results from the changes in the operating fleet discussed above. In addition, average daily vessel expenses increased by $531 per day, principally as a result of increases in crew costs and insurance premiums. Charter hire expenses increased by $28,501,000 to $79,648,000 in 2008 from $51,147,000 in 2007 due to the increase in chartered-in Handysize Product Carriers discussed above. Depreciation and amortization increased by $4,509,000 to $55,796,000 from $51,287,000 in 2007 principally due to the acquisition of the Overseas Luzon and Overseas Visayas as well as the impact of accelerated drydock amortization on older Handysize Product Carriers. A number of Handysize Product Carriers that drydocked in 2007, for the first time following the acquisition of Stelmar, are operating on bareboat charters that expire in mid 2009, thus shortening the period over which such drydock costs are amortized. This increase was partially offset by the sale of the Overseas Aquamar and Overseas Almar and the sale and leaseback transactions discussed above.

During 2007, TCE revenues for the International Product Carrier segment increased by $28,140,000, or 13%, to $243,451,000 from $215,311,000 in 2006. This increase in TCE revenues resulted principally from an increase of 1,261 revenue days and an increase in the average rates earned by both the Handysize and Panamax Product Carriers. The increase in revenue days was attributable to (i) the delivery of four time chartered-in Handysize Product Carriers subsequent to June 30, 2006, (ii) the acquisition of two Panamax Product Carriers during the third quarter of 2007, and (iii) a reduction of 349 days, compared with the prior year, in which vessels were out-of-service due to drydock and repairs.

Vessel expenses increased by $4,871,000 to $83,348,000 in 2007 from $78,477,000 in the prior year principally as a result of an increase in average daily vessel expenses of $400 per day compared with 2006. This increase was principally attributable to increases in crew costs and damage repairs. Charter hire expenses increased by $18,888,000 to $51,147,000 in 2007 from $32,259,000 in 2006 principally as a result of the sale and bareboat charter-in of two Handysize Product Carriers, the Overseas Nedimar and Overseas Limar, during the first quarter of 2007 and the time charter-in of the four Handysize Product Carriers referred to above. Depreciation and amortization increased by $10,321,000 to $51,287,000 in 2007 from $40,966,000 in 2006 due to increased amortization associated with vessels that drydocked during 2007 and 2006 and the delivery of the two Panamax Product Carriers during the third quarter of 2007.

58                                                                                                                   Overseas Shipholding Group, Inc.

In 2005, the Company reflagged three Handysize Product Carriers (the Overseas Ambermar, the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). In September 2008, the Overseas Ambermar exited the program and was reflagged under the Marshall Islands Flag. Under the Program, the Company receives approximately $2.6 million per year. Such subsidy is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Other International (dollars in thousands)	2008	2007	2006

TCE revenues	$22,102	$23,676	$18,338
Vessel expenses	(3,204)	(875)	(560)
Provision for settlement	—	—	(27,000)
Charter hire expenses	(7,627)	(12,735)	(12,026)
Depreciation and amortization	(6,557)	(6,272)	(4,426)

Income from vessel operations	$4,714	$3,794	$(25,674)

Average daily TCE rate	$27,942	$30,610	$26,521
Average number of owned vessels	1.0	0.2	—
Average number of vessels chartered-in under operating leases	1.2	2.0	1.9
Number of revenue days	791	773	691
Number of ship-operating days:
Owned vessels	366	65	—
Vessels time chartered-in under operating leases	425	729	691

As of December 31, 2008, the Company operated one Other International Flag vessel, a Pure Car Carrier that was reflagged from the U.S. Flag in late October 2007. During the third quarter of 2008, the time charters-in of two International Flag Dry Bulk Carriers and related purchase options for such vessels were sold. All three vessels were employed on long-term charters.

U.S. Segment (dollars in thousands)	2008	2007	2006

TCE revenues	$221,820	$202,820	$75,139
Vessel expenses	(100,423)	(94,958)	(39,220)
Charter hire expenses	(39,318)	(15,588)	(1,650)
Depreciation and amortization	(52,876)	(52,900)	(21,661)

Income from vessel operations	$29,203	$39,374	$12,608

Average daily TCE rate	$33,222	$31,836	$27,427
Average number owned of vessels	16.4	18.6	6.3
Average number of vessels chartered-in under operating leases	4.0	2.0	1.8
Number of revenue days	6,677	6,371	2,740
Number of ship-operating days:
Owned vessels	6,003	6,784	2,290
Vessels bareboat chartered-in under operating leases	1,466	741	669

In late-June 2008, the Company purchased two Product Carriers, the Overseas New Orleans and Overseas Philadelphia, which had previously been operating on bareboat charters-in that were classified as capital leases.

TCE revenues increased by $19,000,000, or 9%, to $221,820,000 in 2008 from $202,820,000 in 2007. The increase reflects a 306 day increase in the number of revenue days, primarily as a result of 361 fewer out-of-service days during the current year. The fleet has taken delivery of the first five vessels (Overseas Houston, Overseas Long Beach, Overseas Los Angeles, Overseas New York, and the Overseas Texas City) in a series of twelve Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard and bareboat chartered to the Company. In addition, the OSG 243, an ATB that has been converted from single hull to double hull delivered in late-April 2008. These increases were offset by the transfer of the Pure Car Carrier, Overseas Joyce, to Marshall Islands Flag during

2008 Annual Report                                                                                                                                                                       59

the fourth quarter of 2007 and the removal from service of the Integrity and M300 in the fourth quarter of 2008 pending their sale. The Company also sold its remaining single hull barge in the second quarter of 2008.

Vessel expenses increased by $5,465,000 to $100,423,000 in 2008 from $94,958,000 in 2007. This increase was principally attributable to an increase of operating days for Product Carriers that offset a decline in operating days for ATBs. These offsetting changes resulted in higher daily vessel expenses for the U.S. segment since Product Carriers are inherently more expensive to operate than ATBs. Charter hire expenses increased $23,730,000 to $39,318,000 in 2008 from $15,588,000 in 2007 principally due to the delivery of the Aker vessels discussed above which are bareboat chartered-in.

In November 2006, the Company acquired Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull U.S. Flag vessels serving the East and U.S. Gulf coastwise trade.

TCE revenues increased by $127,681,000, or 170%, to $202,820,000 in 2007 from $75,139,000 in 2006 due to increases in revenue days and in the average daily TCE rate earned. Revenue days increased principally due to the inclusion of the former Maritrans fleet for a full year in 2007. The acquisition of Maritrans contributed to increases in TCE revenues of $108,827,000 and in revenue days of 3,558. During 2007, the Company also took delivery of the Overseas Houston, Overseas Long Beach and Overseas Los Angeles. These increases were partially offset by the impact of the redelivery of one of its two remaining U.S. Flag Dry Bulk Carriers in late 2006 and the sale of the last of such Dry Bulk Carriers in July 2007. During the fourth quarter of 2007, the Pure Car Carrier, the Overseas Joyce, was reflagged to International Flag.

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

General and Administrative Expenses

During 2008, general and administrative expenses increased by $16,852,000 to $144,063,000 from $127,211,000 in 2007 principally because of the following:

•
an increase in compensation and benefits paid to shore-based staff of $11,082,000, including $3,155,000 related to non cash stock compensation;

•
higher legal and consulting costs of $10,162,000; and

•
unfavorable changes in foreign exchange rates that resulted in losses of $1,518,000.

These increases were partially offset by:

•
a reduction in travel and a general reduction in overhead costs aggregating $3,155,000; and

•
a decrease in legal fees incurred in connection with investigations by the U.S. Department of Justice, of approximately $2,358,000.

During 2007, general and administrative expenses increased by $27,686,000 to $127,211,000 from $99,525,000 in 2006 principally because of the following:

•
expenses of the Manila office, and the Tampa, Philadelphia and Houston offices associated with the Maritrans and Heidmar Lightering acquisitions aggregating $23,000,000; and

•
an increase in compensation and benefits paid to shore-based staff of $9,500,000, including $5,997,000 relating to stock options and restricted stock.

60                                                                                                                   Overseas Shipholding Group, Inc.

These increases were partially offset by:

•
A decrease in legal fees incurred in connection with investigations by the U.S. Department of Justice, of approximately $7,122,000; and

•
costs of $4,228,000 recognized in the fourth quarter of 2006 in connection with the final settlement of a defined benefit pension plan that was terminated effective December 31, 2005.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2008, equity in income of affiliated companies increased by $3,416,000 to $12,292,000 from $8,876,000 in 2007. The increase in equity income is primarily due to the delivery of four LNG Carriers between November 2007 and February 2008 to a joint venture in which the Company has a 49.9% interest. After a ballast voyage to the Middle East, the cost of which was expensed in accordance with current accounting rules, each vessel commenced 25-year time charters. This increase was partially offset due to the Company selling its remaining 13,351,500 shares of DHT in the first six months of 2007. Such sales reduced the Company's interest in DHT first to 29.2% in January 2007 and then to 0.0% in June 2007, from 44.5% as of December 31, 2006.

Results for 2008 also include OSG's share, approximately $1,600,000, of a severance arrangement recorded by a company that is accounted for using the equity method as well as the Company's share of the results of the joint venture that is converting the first of two ULCCs to FSOs at December 31, 2008. The 2008 results of this joint venture consisted principally of project management costs.

During 2007, equity in income of affiliated companies decreased by $13,598,000 to $8,876,000 from $22,474,000 in 2006. The drop in equity income is primarily due to the Company's sale of its remaining interest in DHT in the first six months of 2007. During November 2007, two LNG Carriers delivered to a joint venture in which the Company has a 49.9% interest.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

The following table summarizes the Company's interest in its vessel owning equity method investments, excluding ATC, and OSG's proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG's percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company's actual ownership percentages as of December 31 of each year.

	2008		2007		2006
	Revenue Days	% of Ownership	Revenue Days	% of Ownership	Revenue Days	% of Ownership

VLCCs operating on long-term charters	—	0.0%	151	0.0%	467	44.5%
Aframaxes operating on long-term charters	—	0.0%	204	0.0%	639	44.5%
LNG Carriers operating on long-term charters	681	49.9%	31	49.9%	—	0.0%

Total	681	49.9%	386	49.9%	1,106	44.5%

INTEREST EXPENSE

The components of interest expense are as follows:

In thousands for the year ended December 31,	2008	2007	2006

Interest before impact of swaps and capitalized interest	$78,666	$97,291	$74,773
Impact of swaps	2,584	(31)	790
Capitalized interest	(23,801)	(22,564)	(6,911)

Interest expense	$57,449	$74,696	$68,652

2008 Annual Report                                                                                                                                                                       61

The Company's redemption of the $176,115,000 outstanding balance of its 8.25% Senior Notes in May 2008, using funds borrowed under the long-term revolving credit facility that were swapped into fixed rates at a weighted average of approximately 3.3%, locked in a reduction in interest expense of approximately $7,000,000 per annum through March 2013.

Interest expense decreased by $17,247,000 to $57,449,000 in 2008 from $74,696,000 in 2007 as a result of the redemption of the 8.25% Senior Notes described above, a decrease in the average rate paid on floating rate debt of about 200 basis points to 3.9% from 5.9% in 2007 and an increase in the amount of interest capitalized compared with 2007. These decreases were partially offset by an increase in the average amount of debt outstanding of $58,000,000 and the $2,150,000 write off of the unamortized balance of deferred finance charges with respect to the 8.25% Senior Notes.

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

PROVISION/(CREDIT) FOR FEDERAL INCOME TAXES

The income tax provision for 2007 and the credits for 2008 and 2006 are based on the pre-tax results of the Company's U.S. subsidiaries, adjusted to include non shipping income of the Company's foreign subsidiaries. The change in the income tax provision for 2007 compared with 2006 was principally the result of an increase in non shipping income of the Company's foreign subsidiaries in 2007. The tax credit for 2008 reflects the carryback of approximately $4,000,000 of 2008 tax losses against the non shipping income of the Company's foreign subsidiaries generated in 2007. In addition, the vessel write-downs recorded in 2008 gave rise to the reversal of previously established deferred tax liabilities aggregating approximately $26,300,000.

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

62                                                                                                                   Overseas Shipholding Group, Inc.

following table reconciles net income, as reflected in the consolidated statements of operations, to EBITDA (in thousands):

In thousands for the year ended December 31,	2008	2007	2006

Net income	$317,665	$211,310	$392,660
Provision/(credit) for federal income taxes	(34,004)	4,827	(8,187)
Interest expense	57,449	74,696	68,652
Depreciation and amortization	189,163	185,499	141,940

EBITDA	$530,273	$476,332	$595,065

EFFECTS OF INFLATION

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital at December 31, 2008 was approximately $483,000,000 compared with $591,000,000 at December 31, 2007 and $618,000,000 at December 31, 2006. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $49,000,000 at December 31, 2008. The Company expects to use the balance in the Capital Construction Fund during 2009 and 2010 to fund remaining payments towards the construction contracts for two U.S. Flag ATBs.

Net cash provided by operating activities approximated $367,000,000 in 2008 compared with $168,000,000 in 2007 and $446,000,000 in 2006. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company's reliance on the spot market contributes to fluctuations in cash flows from operating activities because of the large exposure to highly cyclical tanker rates. Any decrease in the average TCE rates earned by the Company's vessels in periods subsequent to December 31, 2008, compared with the actual TCE rates achieved during 2008, will have a negative comparative impact on the amount of cash provided by operating activities. The Company entered into forward freight agreements to hedge a portion of the results of its VLCC fleet, recognizing that such contracts have basis risk. The major portion of these contracts are exchange-based, which significantly reduces counterparty risk. The Company believes that the 2009 results of the International Crude Tankers segment will benefit from these hedge positions.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet. The Company continues to monitor and evaluate the timing of repurchases of stock under its share buy back program. Because of weakness in the financial and credit markets there is greater focus on maintaining cash balances. The Company has adopted what it believes to be a conservative dividend policy at levels that are considered sustainable as part of its strategy to provide growth in returns to stockholders while maintaining a strong balance sheet. Future dividends, similar to the stock repurchase program, will be evaluated as part of managing the balance sheet and cash.

During 2008, the Company repurchased principal amounts of $7,540,000 of its 8.75% Debentures due in 2013 and its 7.5% Notes due in 2024 and recognized a net gain of approximately $331,000. In May 2008, OSG redeemed at a premium its outstanding 8.25% Senior Notes due March 2013 with an aggregate principal amount of $176,115,000 and recognized a loss of $7,265,000, equal to the premium paid, in other income/(expense). The Company borrowed the full amount for the purchase under its long-term revolving credit facility. In addition, the Company entered into floating-to-fixed interest rate swaps at a weighted average rate of approximately 3.3% covering the full amount borrowed enabling it to lock-in a reduction in interest expense of approximately $7,000,000 per annum through March 2013.

During the second quarter of 2008, the Company repatriated approximately $545,000,000 in cash from its foreign subsidiaries principally to repay a portion of its outstanding long-term revolving credit debt.

2008 Annual Report                                                                                                                                                                       63

In August 2008, the Company amended floating rate term loans covering seven vessels. The amendment provided additional borrowing capacity of approximately $100,000,000 ("New Loan"), adding two vessels currently under construction to the secured facility. The New Loan bears interest at a rate based on LIBOR and amortizes over ten years commencing upon delivery of each of the two vessels. Upon closing of the amended facility, the Company borrowed $32,812,000.

In May 2007, OSG formed OSG America L.P., a master limited partnership ("MLP"), and on November 15, 2007, completed an initial public offering, issuing 7,500,000 common units priced at $19.00 per unit. OSG America L.P. trades on the New York Stock Exchange under the ticker "OSP". The transaction generated approximately $129,300,000 in proceeds to OSG, which the Company used to pay down debt in the fourth quarter of 2007.

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

As of December 31, 2008, OSG had $1,800,000,000 of long-term unsecured credit availability and $200 million of long-term secured credit availability, of which approximately $794,000,000 had been borrowed and an additional $103,147,000 had been used for letters of credit. The Company's two long-term revolving credit facilities mature as follows: $150,000,000 (2011), $350,000,000 (2012) and $1,500,000,000 (2013). The current financial resources available under the unsecured facilities are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. The availability under the unsecured credit facility plus cash expected to be generated from operations and from the sale and sale and leaseback of vessels during the fourth quarter of 2008 and first quarter of 2009 should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short and medium term.

Rating agencies have indicated a negative outlook for OSG's debt, which currently is Ba1 (Moody's), stating that further increases in debt, either from share repurchases, acquisitions or additional charter-in commitments could result in a down grade as would a protracted downturn in freight rates.

The Company was in compliance with all of the financial covenants contained in the Company's debt agreements as of December 31, 2008. The financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

64                                                                                                                   Overseas Shipholding Group, Inc.

Off-Balance Sheet Arrangements

As of December 31, 2008, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $978,781,000 of which $899,481,000 was nonrecourse to the Company.

In February 2008, Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV for eight year terms. The Company has a 50% interest in this joint venture. The service contracts provide for two ULCCs to be converted to FSOs at a cost of approximately $160,000,000 each. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009 for approximately $200,000,000. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture has entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the full cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. The joint venture has entered into forward start floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps, covering notional amounts aggregating $480,000,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commence between July and September 2009 and have maturity dates ranging from July to September 2017.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 has been financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $873,221,000, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company's long-term contractual obligations as of December 31, 2008 follows:

In thousands	2009	2010	2011	2012	2013	Beyond 2013	Total

Debt (1)	$78,452	$80,966	$82,598	$124,646	$897,405	$512,688	$1,776,755
Obligations under capital leases (1)	1,116	—	—	—	—	—	1,116
Operating lease obligations (chartered-in vessels) (2)	410,283	371,337	364,101	314,714	261,652	781,852	2,503,939
Construction contracts and vessel purchase agreements (3)	256,104	357,057	208,591	—	—	—	821,752
Operating lease obligations (office space)	5,279	5,221	5,207	4,684	4,750	24,644	49,785

Total	$751,234	$814,581	$660,497	$444,044	$1,163,807	$1,319,184	$5,153,347

(1)
Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,123,322 as of December 31, 2008, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at December 31, 2008 of 1.4%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $453,716,000 at December 31, 2008 that effectively convert the Company's interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.0%.

(2)
As of December 31, 2008, the Company had charter-in commitments for 76 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

(3)
Represents remaining commitments under (i) agreements to acquire vessels and (ii) shipyard construction contracts or estimates thereof, excluding capitalized interest and other construction costs.

2008 Annual Report                                                                                                                                                                       65

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2008, related to pension and other post retirement benefit plans as follows:

In thousands	2009	2010	2011	2012	2013

Supplemental pension plan obligations (1)	$64	$57	$51	$35	$29
Defined benefit pension plan obligations (2)	21,643	—	—	—	—
Postretirement health care plan obligations (3)	210	210	209	217	223

(1)
Obligations are included herein only if the retirement of a covered individual is known as of December 31, 2008.

(2)
Estimated amount to settle the Company's obligations under the Maritrans Plan. The Company expects such final settlement to occur in 2009.

(3)
Amounts are estimated based on the 2008 cost taking the assumed health care cost trend rate for 2009 to 2013 into consideration. See Note P to the consolidated financial statements set forth in Item 8. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

OSG has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management's interest rate outlook at various times. These agreements contain no leverage features and have various final maturity dates from February 2010 to August 2014.

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

RISK MANAGEMENT

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in forward exchange rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive income/(loss). As of December 31, 2008, the Company has recorded a liability of approximately $99,000 related to the fair values of these contracts, which settle between January and December 2009 and cover approximately £1,000,000 per month.

OSG's management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA and related options markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements, bunker swaps and FFA options with an objective of either economically hedging risk or, prior to June 30, 2008, for trading purposes to take advantage of short term fluctuations in freight rates. The Company enters into FFAs, FFA options and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, seeking to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs, bunker swaps and FFA options, OSG manages the financial risk associated with fluctuating market conditions. FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from certain

66                                                                                                                   Overseas Shipholding Group, Inc.

of the pools in which it participates. FFAs, bunker swaps and FFA options are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house or LCH, London Clearing House, with which OSG started to trade during February 2008. NOS ASA and LCH require the posting of collateral by all participants. The use of a clearing house reduces the Company's exposure to counterparty credit risk. As of December 31, 2008, OSG was committed to FFA and bunker swap agreements that qualified as cash flow hedges for accounting purposes with a net fair value of $2,696,000 (hedging expense). The effective portion of the changes in fair value of these positions are recorded in accumulated other comprehensive income/(loss). These contracts settle between January 2009 and December 2009.

The Company's VLCCs and Aframaxes are deployed and earn revenue through commercial pools that operate on multiple routes on voyages of varying durations, which differs from the standard routes associated with the related hedging instruments. Therefore, the FFA and bunker hedges that qualify as cash flow hedges for accounting purposes have basis risk. The TCE rates for the pools are computed from the results of actual voyages performed during the period whereas the rates used for settling FFA and bunker contracts are calculated as simple averages of the daily rates and prices for standard routes reported with each daily rate weighted equally. High volatility tends to weaken the statistical relationship between pool performance and the FFA market results.

The second half of 2008 experienced extremely high volatility both in freight rates and bunker prices. As an example, the Baltic Exchange's index TD-3 (VLCC Arabian Gulf to Eastern destinations) settled at approximately $184,000 per day for July and at approximately $37,000 per day for August, approximately $77,000 per day for September and approximately $51,000 per day for November. The Tankers International pool's VLCC earnings do not fluctuate as much as TD-3 since the pool's cargo system with longer Arabian Gulf to Western destination and West Africa to Eastern destination combination voyages smoothes out the pool's earnings. The historical difference in volatility between TD-3 and Tankers International pool's earnings has been analyzed and the volume of the hedge position optimized to mirror the historical difference in volatility. In the third quarter of 2008, the Tankers International pool performed better than this historical relationship anticipated, primarily by better avoiding the large drop in rates during August. In the fourth quarter of 2008, the Tankers International pool performed worse than the historical relationship anticipated. For the third quarter of 2008, the synthetic TCE rate achieved for VLCCs was approximately $78,000 per day and during the fourth quarter of 2008, the synthetic TCE rate achieved for VLCCs was approximately $56,200 per day. Given already known pool results for the first quarter of 2009 and current forward freight rate and bunker price levels, the Company expects that the actual average synthetic TCE rate for VLCCs for the first quarter of 2009 will be lower than the level achieved in the fourth quarter of 2008 and average between $40,000 per day and $50,000 per day for 730 days. In addition, the Company's derivative positions seek to achieve synthetic time charters for 2,475 days for VLCCs over the period from April 1, 2009 to December 31, 2009. However, due to the above mentioned basis risk, price volatility and other factors, the actual TCE rates achieved for the synthetic time charters may differ (quarter by quarter and for the year 2009), possibly substantially, from expected rates.

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

2008 Annual Report                                                                                                                                                                       67

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

At December 31, 2008	2009	2010	2011	2012	2013	Beyond 2013	Total	Fair Value at Dec. 31, 2008

Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$7.1	$6.2	$6.4	$6.6	$94.8	$179.0	$300.2	$217.1
Average interest rate	5.8%	5.5%	5.5%	5.5%	8.1%	7.1%
Variable rate	$20.2	$23.5	$26.9	$71.9	$775.9	$205.0	$1,123.3	$1,034.9
Average spread over LIBOR	0.5%	0.5%	0.6%	0.6%	0.7%	0.5%
Interest Rate Swaps
Pay fixed/receive variable*	$0.9	$50.9	$90.9	$120.9	$184.3	$5.6	$453.7	($22.1)
Average pay rate	3.2%	3.2%	3.3%	3.5%	3.3%	3.2%

At December 31, 2007	2008	2009	2010	2011	2012	Beyond 2012	Total	Fair Value at Dec. 31, 2007

Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$14.3	$14.8	$14.7	$14.2	$6.6	$457.5	$522.1	$518.1
Average interest rate	7.8%	8.0%	8.1%	7.9%	5.5%	7.8%
Variable rate	$20.2	$20.2	$20.2	$20.2	$20.2	$942.7	$1,043.7	$1,043.7
Average spread over LIBOR	0.5%	0.5%	0.5%	0.5%	0.5%	0.6%
Interest Rate Swaps
Pay fixed/receive variable*	$46.8	$0.9	$1.0	$1.0	$0.9	$6.6	$57.2	($0.7)
Average pay rate	5.4%	4.7%	4.7%	4.7%	4.7%	4.7%

*
LIBOR

As of December 31, 2008, the Company had two long-term revolving credit facilities under which borrowings bear interest at rate based on LIBOR, plus the applicable margin, as stated in each agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

68                                                                                                                   Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2008 Annual Report                                                                                                                                                                       69

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31
DOLLARS IN THOUSANDS

	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$343,609	$502,420
Voyage receivables, including unbilled of $170,403 and $135,210	219,500	180,406
Federal income taxes recoverable	30,366	23,181
Other receivables	34,407	61,446
Inventories	6,627	9,195
Prepaid expenses and other current assets	43,780	28,105

Total Current Assets	678,289	804,753
Capital Construction Fund	48,681	151,174
Vessels and other property, less accumulated depreciation	2,683,147	2,691,005
Vessels under capital leases, less accumulated amortization	1,101	24,399
Vessels held for sale	53,975	—
Deferred drydock expenditures, net	79,837	81,619

Total Vessels, Deferred Drydock and Other Property	2,818,060	2,797,023

Investments in Affiliated Companies	98,620	131,905
Intangible Assets, less accumulated amortization	106,585	114,077
Goodwill	9,589	72,463
Other Assets	130,237	87,522

Total Assets	$3,890,061	$4,158,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, sundry liabilities and accrued expenses	$167,615	$178,837
Current installments of long-term debt	26,231	26,058
Current obligations under capital leases	1,092	8,406

Total Current Liabilities	194,938	213,301
Long-term Debt	1,396,135	1,506,396
Obligations under Capital Leases	—	24,938
Deferred Gain on Sale and Leaseback of Vessels	143,948	182,076
Deferred Federal Income Taxes ($196,815 and $230,924) and Other Liabilities	330,407	281,711
Minority Interest	101,766	132,470
Stockholders' Equity:
Common stock ($1 par value; 120,000,000 shares authorized; 40,790,759 shares issued)	40,791	40,791
Paid-in additional capital	224,522	208,817
Retained earnings	2,442,907	2,170,098

	2,708,220	2,419,706
Cost of treasury stock (13,898,541 and 9,697,620 shares)	838,994	583,708

	1,869,226	1,835,998
Accumulated other comprehensive income/(loss)	(146,359)	(17,973)

Total Stockholders' Equity	1,722,867	1,818,025

Total Liabilities and Stockholders' Equity	$3,890,061	$4,158,917

See notes to consolidated financial statements.

70                                                                                                                   Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2008	2007	2006

Shipping Revenues:
Pool revenues including $160,972 in 2008, $86,631 in 2007 and $57,345 in 2006 from companies accounted for by the equity method	$906,291	$500,300	$638,965
Time and bareboat charter revenues	366,629	361,431	282,409
Voyage charter revenues	431,777	267,574	126,029

	1,704,697	1,129,305	1,047,403
Operating Expenses:
Voyage expenses	159,312	90,094	54,586
Vessel expenses	314,553	267,947	209,998
Provision for settlement	—	—	27,000
Charter hire expenses, including $—in 2008, $41,121 in 2007 and $86,767 in 2006 paid to a company accounted for by the equity method	429,808	258,116	174,817
Depreciation and amortization	189,163	185,499	141,940
General and administrative	144,063	127,211	99,525
Goodwill impairment charge	62,874	—	—
Loss on write-down of vessels, net of gain on disposals	59,738	(7,134)	(39,007)

Total Operating Expenses	1,359,511	921,733	668,859

Income from Vessel Operations	345,186	207,572	378,544
Equity in Income of Affiliated Companies	12,292	8,876	22,474

Operating Income	357,478	216,448	401,018
Other Income/(Expense)	(28,847)	75,434	52,107

	328,631	291,882	453,125
Interest Expense	(57,449)	(74,696)	(68,652)

Income before Minority Interest and Federal Income Taxes	271,182	217,186	384,473
Minority Interest	12,479	(1,049)	—

Income before Federal Income Taxes	283,661	216,137	384,473
(Provision)/Credit for Federal Income Taxes	34,004	(4,827)	8,187

Net Income	$317,665	$211,310	$392,660

Weighted Average Number of Common Shares Outstanding:
Basic	29,648,230	34,135,672	39,515,300
Diluted	29,814,221	34,326,741	39,586,035
Per Share Amounts:
Basic net income	$10.71	$6.19	$9.94
Diluted net income	$10.65	$6.16	$9.92
Cash dividends declared and paid	$1.50	$1.125	$0.925

See notes to consolidated financial statements.

2008 Annual Report                                                                                                                                                                       71

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS

	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$317,665	$211,310	$392,660
Items included in net income not affecting cash flows:
Depreciation and amortization	189,163	185,499	141,940
Goodwill impairment charge	62,874	—	—
Loss on write-down of vessels	137,708	—	—
Amortization of deferred gain on sale and leasebacks	(47,971)	(47,303)	(43,114)
Minority Interest	(12,479)	1,049	—
Deferred compensation relating to restricted stock and
stock option grants	12,674	9,519	3,922
Provision/(credit) for deferred federal income taxes	(26,136)	(1,081)	9,702
Unrealized (gains)/losses on forward freight agreements and bunker swaps	(2,137)	2,010	(662)
Undistributed earnings of affiliated companies	(6,445)	5,110	4,963
Other—net	12,628	(1,899)	(5,561)
Items included in net income related to investing and financing activities:
(Gain)/loss on sale of securities and other investments—net	1,284	(41,173)	(35,136)
Gain on disposal of vessels	(77,970)	(7,134)	(39,007)
Payments for drydocking	(53,560)	(69,892)	(49,867)
Distributions from subsidiaries to minority owners	(9,660)	—	—
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	(16,043)	(50,039)	2,526
Net change in prepaid items and accounts payable, sundry liabilities and accrued expenses	(114,918)	(28,352)	63,609

Net cash provided by operating activities	366,677	167,624	445,975

Cash Flows from Investing Activities:
Purchases of marketable securities	(15,112)	—	—
Proceeds from sale of marketable securities	7,208	—	—
Expenditures for vessels, including $313,045 in 2008, $260,716 in 2007 and $48,100 in 2006 related to vessels under construction	(608,271)	(545,078)	(55,793)
Withdrawals from Capital Construction Fund	105,700	175,950	—
Proceeds from disposal of vessels	461,872	224,019	258,877
Acquisition of Heidmar Lightering, net of cash acquired of $2,600	—	(38,471)	—
Acquisition of Maritrans Inc., net of cash acquired of $24,536	—	—	(444,550)
Expenditures for other property	(10,809)	(15,864)	(11,591)
Investments in and advances to affiliated companies	(37,871)	(31,083)	(8,613)
Proceeds from disposal of investments in affiliated companies	—	194,706	—
Distributions from affiliated companies	20,148	—	4,772
Other—net	113	926	196

Net cash used in investing activities	(77,022)	(34,895)	(256,702)

Cash Flows from Financing Activities:
Net proceeds from sale of OSG America L.P. units	—	129,256	—
Purchases of treasury stock	(258,747)	(551,001)	(18,525)
Issuance of debt, net of issuance costs	77,812	261,000	549,642
Payments on debt and obligations under capital leases	(220,165)	(37,238)	(255,948)
Cash dividends paid	(44,856)	(38,038)	(36,576)
Issuance of common stock upon exercise of stock options	970	566	242
Other—net	(3,480)	(1,612)	(9,938)

Net cash provided by/(used in) financing activities	(448,466)	(237,067)	228,897

Net increase/(decrease) in cash and cash equivalents	(158,811)	(104,338)	418,170
Cash and cash equivalents at beginning of year	502,420	606,758	188,588

Cash and cash equivalents at end of year	$343,609	$502,420	$606,758

See notes to consolidated financial statements.

72                                                                                                                   Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
DOLLARS IN THOUSANDS

				Treasury Stock
		Paid-in Additional Capital				Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Retained Earnings
				Shares	Amount		Total

Balance at December 31, 2005	$40,791	$199,570	$1,640,742	1,341,718	$(17,019)	$11,944	$1,876,028
Net Income			392,660				392,660
Other Comprehensive Income/(Loss), net of taxes:
Net unrealized holding losses on available-for-sale securities*						(16,238)	(16,238)
Effect of derivative instruments						6,687	6,687
Minimum pension liability						(79)	(79)

Comprehensive Income							383,030

Cash Dividends Declared and Paid			(36,576)				(36,576)
Deferred Compensation Related to Options Granted		1,551					1,551
Issuance of Restricted Stock Awards		(931)		(81,066)	931		—
Amortization of Restricted Stock Awards		2,371					2,371
Options Exercised and Employee Stock Purchase Plan		151		(8,593)	91		242
Purchases of Treasury Stock				313,500	(18,525)		(18,525)
Adjustment to Initially Adopt FAS 158, net of taxes						(810)	(810)

Balance at December 31, 2006	40,791	202,712	1,996,826	1,565,559	(34,522)	1,504	2,207,311
Net Income			211,310				211,310
Other Comprehensive Income/(Loss), net of taxes:
Effect of derivative instruments						(17,947)	(17,947)
Impact of pension and other postretirement benefit plans						(1,530)	(1,530)

Comprehensive Income							191,833

Cash Dividends Declared and Paid			(38,038)				(38,038)
Deferred Compensation Related to Options Granted		3,595					3,595
Issuance of Restricted Stock Awards		(1,662)		(134,441)	1,662		—
Amortization of Restricted Stock Awards		5,924					5,924
Options Exercised and Employee Stock Purchase Plan		413		(11,987)	153		566
Purchases of Treasury Stock				8,278,489	(551,001)		(551,001)
Loss on Public Offering of OSG America L.P. Units		(2,165)					(2,165)

Balance at December 31, 2007	40,791	208,817	2,170,098	9,697,620	(583,708)	(17,973)	1,818,025
Net Income			317,665				317,665
Other Comprehensive Income/(Loss), net of taxes:
Net unrealized holding losses on available-for-sale securities*						(3,969)	(3,969)
Effect of derivative instruments						(117,756)	(117,756)
Impact of pension and other postretirement benefit plans						(6,661)	(6,661)

Comprehensive Income							189,279

Cash Dividends Declared and Paid			(44,856)				(44,856)
Deferred Compensation Related to Options Granted		5,057					5,057
Issuance of Restricted Stock Awards		(3,070)		(268,135)	3,070		—
Amortization of Restricted Stock Awards		7,617					7,617
Options Exercised and Employee Stock Purchase Plan		579		(30,711)	391		970
Purchases of Treasury Stock				4,499,767	(258,747)		(258,747)
Gain on purchase of OSG America L.P. Units		5,705					5,705
Increase in Loss on Public Offering of OSG America L.P. Units		(183)					(183)

Balance at December 31, 2008	$40,791	$224,522	$2,442,907	13,898,541	$(838,994)	$(146,359)	$1,722,867

*
For 2008, net of realized losses included in net income of $1,303; and for 2006, net of realized gains included in net income of $23,223.

See notes to consolidated financial statements.

2008 Annual Report                                                                                                                                                                       73

Overseas Shipholding Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.
Basis of presentation and description of business—The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company" or "OSG"). For the three years ended December 31, 2008, all subsidiaries were wholly owned, with the exception of OSG America L.P. (see Note E). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method.

  The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid and dry bulk cargoes in the international market and the U.S. Flag trades.

2.
Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

3.
Marketable securities—The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. The Company utilizes the first-in, first-out method to determine the cost of marketable securities sold or the amount reclassified out of accumulated other comprehensive income/(loss) into earnings. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss) within stockholders' equity.

  The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Staff Accounting Bulletin No. 59, "Noncurrent Marketable Equity Securities." Accordingly, if a material decline in the fair value below the Company's cost basis is determined to be other than temporary, a noncash impairment loss is recorded in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a security has been below its cost basis for more than six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis.

4.
Inventories—Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

5.
Vessels, deferred drydocking expenditures and other property—Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years. Each vessel's salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. Effective January 1, 2008, the Company effected a change in estimate related to the estimated scrap rate for substantially all of its vessels from $150 per lightweight ton to $300 per lightweight ton. The resulting increase in salvage value has been applied prospectively and reduced depreciation by approximately $10,900,000 for the year ended December 31, 2008. Accumulated depreciation was $602,403,000 and $492,357,000 at December 31, 2008 and 2007, respectively.

  Other property, including buildings and leasehold improvements, are recorded at cost and amortized substantially on the straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to 35 years.

  Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $23,801,000 in 2008, $22,564,000 in 2007 and $6,911,000 in 2006.

  Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that either add economic life to the vessel, increase the vessel's earnings capacity or improve the vessel's efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred.

74                                                                                                                   Overseas Shipholding Group, Inc.

6.
Vessels under capital leases—The Company chartered-in two U.S. Flag vessels and one International Flag Handysize Product Carrier that it accounted for as capital leases. In June 2008, the Company purchased the two U.S. Flag vessels. Amortization of capital leases has been computed by the straight-line method over five years for the Handysize Product Carrier and 22 years for the U.S. Flag vessels, representing the terms of the leases. Accumulated amortization was $7,217,000 and $85,580,000 at December 31, 2008 and 2007, respectively.

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

8.
Goodwill and intangible assets—Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of long-term customer relationships as part of the purchase of Maritrans, Inc, and charter-in contracts acquired as part of the purchase of the Heidmar Lightering business. The long-term customer relationships are being amortized on a straight-line basis over 20 years and the charter-in contracts are being amortized on a straight-line basis over approximately four years. Accumulated amortization was $15,247,000 and $7,748,000 at December 31, 2008 and 2007, respectively. Amortization amounted to $7,499,000 in 2008, $7,359,000 in 2007 and $389,000 in 2006. Amortization of intangible assets for the five years subsequent to December 31, 2008 is expected to approximate $7,500,000 in each of 2009 and 2010, $6,200,000 in 2011 and $5,200,000 in 2012 and 2013.

  The Company tests the goodwill in each of its reporting units for impairment at least annually, or more frequently if impairment indicators arise in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," by comparing the estimated fair value of each operating segment with its net book value. Considering the decline in stock price of OSG America L.P. and the general weakening of the economic outlook and the decline in the financial and banking sectors, the Company performed an impairment test as of September 30, 2008, an annual impairment test as of October 1, 2008, and an impairment test as of December 31, 2008. In the fourth quarter of 2008, the economic downturn resulted in a number of market-related events that are expected to negatively impact the company's U.S. Flag operations in the near and medium-term. Lower demand for refined petroleum products in North America has resulted in a number of major refining companies reducing capital expenditures and deferring and/or eliminating projects that would have increased production capacity throughout the Gulf of Mexico. The reduction in planned refining expansion projects reduces future volumes of clean products that had been forecast to move on Jones Act tankers. Recessionary forces are also now expected to result in unfavorable changes in trading patterns, as refiners shift to higher margin low sulfur diesel for export, resulting in an adverse impact on tonne-mile demand in the Jones Act market and associate rates. As a result of this deterioration in the forward supply/demand balance of the Jones Act market and the reduction in the Company's U.S. Flag newbuilding program, the Company reduced its estimates of future cash flows to measure fair value and, accordingly, recorded an impairment charge of $62,874,000 representing the full value of the goodwill related to the U.S. Flag reportable segment in the fourth quarter ended December 31, 2008.

9.
Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Deferred finance charges of $10,952,000 and $15,127,000 are included in other assets at December 31, 2008 and 2007, respectively. Amortization amounted to $4,625,000 in 2008, $2,387,000 in 2007 and $7,513,000 in 2006, including a $4,800,000 write-off of the unamortized balance of deferred debt expense for terminated facilities.

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

2008 Annual Report                                                                                                                                                                       75

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

  The Company uses derivatives to reduce market risks associated with its operations. The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company's debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. For those interest rates swaps for which all the critical terms match, no ineffectiveness is assumed nor recorded in earnings throughout the duration of the swap unless any of the critical terms of either the hedge instrument, or hedged item change, or if there have been any adverse developments regarding counterparty risk. The Company will in such cases, determine the amount of ineffectiveness that must be recorded in earnings and will further assess whether the hedging relationship is expected to continue to be highly effective. The interest rate swaps that qualify for cash flow hedge accounting treatment but do not have matched terms, are measured for ineffectiveness at every reporting period with the amount of ineffectiveness being recorded in earnings. At December 31, 2008 no ineffectiveness gains or losses have been recorded in earnings relative to the Company's interest rate swaps that qualify as hedges. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt.

  The Company also uses Forward Freight Agreements ("FFAs"), FFA options and bunker swaps in order to reduce its exposure to the variability in the cash flows inherent in the spot charter market. The Forward Freight Agreements involve contracts to provide a fixed number of theoretical voyages at fixed rates, which contracts generally range from one month to one year and settle monthly based on a published index. FFAs and bunker swaps that meet the effectiveness threshold required by FAS 133 are accounted for as effective cash flow hedges.

  The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly general and administrative expenses through the use of foreign currency forward contracts. Derivatives used to hedge these recurring monthly foreign currency denominated general and administrative expenses that meet the criteria for hedge accounting are designated as cash flow hedges.

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

76                                                                                                                   Overseas Shipholding Group, Inc.

•
measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and

•
recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

  FAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements was effective for OSG for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the measurement date provisions is encouraged; however, early application must be for all of an employer's benefit plans. The adoption of the provisions of FAS 158 did not have a material effect on the Company's financial position.

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

  In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133" ("FAS 161"). FAS 161 requires qualitative disclosures about an entity's objectives and strategies for using derivatives and quantitative disclosures about how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application allowed. FAS 161 allows, but does not require comparative disclosures for earlier periods at initial adoption.

NOTE B—EARNINGS PER COMMON SHARE:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive

2008 Annual Report                                                                                                                                                                       77

stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

Dollars in thousands for the year ended December 31,	2008	2007	2006

Net income	$317,665	$211,310	$392,660

Common shares outstanding, basic:
Weighted average shares outstanding, basic	29,648,230	34,135,672	39,515,300

Common shares outstanding, diluted:
Weighted average shares outstanding, basic	29,648,230	34,135,672	39,515,300
Dilutive equity awards	165,991	191,069	70,735

Weighted average shares outstanding, diluted	29,814,221	34,326,741	39,586,035

The anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share were not material for each of the three years in the period ended December 31, 2008.

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

NOTE D—ACQUISITIONS:

Heidmar Lightering

In April 2007, OSG acquired the Heidmar Lightering business from a subsidiary of Morgan Stanley Capital Group Inc. for cash of approximately $41 million. The operation, a fleet of four International Flag Aframaxes and two U.S. Flag workboats, at the time of the acquisition, provides crude oil lightering services to refiners, oil companies and trading companies primarily in the U.S. Gulf. The business managed a portfolio of one-to-three year fixed rate cargo contracts. Under the agreement, OSG acquired the lightering fleet, which was time chartered-in, including a 50% residual interest in two specialized lightering Aframaxes. The operating results of the Heidmar Lightering business have been included in the Company's financial statements commencing April 1, 2007.

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

78                                                                                                                   Overseas Shipholding Group, Inc.

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

NOTE E—PUBLIC OFFERING OF OSG AMERICA L.P.:

On November 8, 2007, a subsidiary of the Company, OSG America L.P., a master limited partnership ("MLP") completed its initial public offering of 7,500,000 common units, representing a 24.5% limited partner interest, at a price of $19.00 per unit. As a result, the Company recorded a $2,165,000 decrease to stockholders' equity, which represents the difference between the net sale proceeds from the issuance of units in the initial public offering and the Company's consolidated basis in the noncontrolling interest in OSG America L.P.

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

OSG America L.P. is a Delaware limited partnership formed by the Company as part of its strategy to enhance the valuation of its U.S. Flag assets, which have generally predictable cash flows generated by medium and long-term charters. Immediately after the public offering, OSG America LLC, a wholly owned subsidiary of OSG, owned a 2% general partner interest and was the sole general partner of the partnership. As of December 31, 2008, other subsidiaries of OSG held a 75.1% limited partner interest. As a result, OSG effectively owns 77.1% of the MLP. As of December 31, 2008, OSG America L.P. owned and operated a fleet of 21 U.S. Flag Product Carriers and tug barges that principally transport refined petroleum products in the U.S. coastwise trade.

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

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income from vessel operations before general and administrative expenses, gain on disposal of vessels and impairment charges (vessel and goodwill). The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company's consolidated financial statements.

2008 Annual Report                                                                                                                                                                       79

Information about the Company's reportable segments as of and for the three years ended December 31, 2008 follows:

	International
In thousands	Crude Tankers	Product Carriers	Other	U.S.	Totals

2008
Shipping revenues	$1,074,417	$341,302	$22,850	$266,128	$1,704,697
Time charter equivalent revenues	1,003,331	298,132	22,102	221,820	1,545,385
Depreciation and amortization	73,934	55,796	6,557	52,876	189,163
Gain on disposal of vessels	11,899	9,931	55,395	745	77,970
Loss on write-down of vessels	—	—	—	137,708	137,708
Goodwill impairment charge	—	—	—	62,874	62,874
Income from vessel operations	508,367	69,577	4,714	29,203	611,861
Equity in income of affiliated companies	(2,094)	—	9,042	5,344	12,292
Investments in affiliated companies at December 31, 2008	87,989	900	4,349	5,382	98,620
Total assets at December 31, 2008	1,793,045	753,380	14,414	776,746	3,337,585
Expenditures for vessels	325,768	119,461	(9,411)	172,453	608,271
Payments for drydockings	15,945	15,951	117	21,547	53,560
2007
Shipping revenues	600,182	267,112	24,879	237,132	1,129,305
Time charter equivalent revenues	569,264	243,451	23,676	202,820	1,039,211
Depreciation and amortization	75,040	51,287	6,272	52,900	185,499
Gain on disposal of vessels	(197)	5,625	3	1,703	7,134
Income from vessel operations	226,812	57,669	3,794	39,374	327,649
Equity in income of affiliated companies	3,634	—	(502)	5,744	8,876
Investments in affiliated companies at December 31, 2007	26,696	900	98,528	5,782	131,905
Total assets at December 31, 2007	1,615,718	806,249	120,418	844,705	3,387,090
Expenditures for vessels	158,295	195,456	11,933	179,394	545,078
Payments for drydockings	20,955	31,818	—	17,119	69,892
2006
Shipping revenues	691,601	246,006	19,307	90,489	1,047,403
Time charter equivalent revenues	684,029	215,311	18,338	75,139	992,817
Depreciation and amortization	74,887	40,966	4,426	21,661	141,940
Gain on disposal of vessels	41,204	—	—	(2,197)	39,007
Income from vessel operations	388,519	63,609	(25,674)	12,608	439,062
Equity in income of affiliated companies	14,975	—	689	6,810	22,474
Investments in affiliated companies at December 31, 2006	158,200	600	109,551	6,848	275,199
Total assets at December 31, 2006	1,655,600	713,594	111,103	712,743	3,193,040
Expenditures for vessels	48,867	974	—	5,952	55,793
Payments for drydockings	14,592	28,161	—	7,114	49,867

The Handysize Product Carriers that were reflagged under the U.S. Flag have been included in the International Product Carriers segment since these vessels continue to trade primarily in the international market. The joint venture with four LNG Carriers is included in Other International along with two Capesize Dry Bulk Carriers (prior to the sale of the underlying time charter-in contracts and purchase options for such vessels in August 2008) and one Pure Car Carrier.

80                                                                                                                   Overseas Shipholding Group, Inc.

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2008	2007	2006

Time charter equivalent revenues	$1,545,385	$1,039,211	$992,817
Add: Voyage expenses	159,312	90,094	54,586

Shipping revenues	$1,704,697	$1,129,305	$1,047,403

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

Reconciliations of income from vessel operations of the segments to income before federal income taxes as reported in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2008	2007	2006

Total income from vessel operations of all segments	$611,861	$327,649	$439,062
General and administrative expenses	(144,063)	(127,211)	(99,525)
Loss on write-down of vessels, net of gain on disposals	(59,738)	7,134	39,007
Goodwill impairment charge	(62,874)	—	—

Consolidated income from vessel operations	345,186	207,572	378,544
Equity in income of affiliated companies	12,292	8,876	22,474
Other income/(expense)	(28,847)	75,434	52,107
Interest expense	(57,449)	(74,696)	(68,652)
Minority interest	12,479	(1,049)	—

Income before Federal Income Taxes	$283,661	$216,137	$384,473

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31,	2008	2007	2006

Total assets of all segments	$3,337,585	$3,387,090	$3,193,040
Corporate cash and securities, including Capital Construction Fund	392,290	653,594	922,671
Other unallocated amounts	160,186	118,233	114,958

Consolidated total assets	$3,890,061	$4,158,917	$4,230,669

Certain additional information about the Company's operations for the three years ended December 31, 2008 follows:

In thousands	Consolidated	International Flag	U.S. Flag

2008
Shipping revenues	$1,704,697	$1,438,569	$266,128
Total vessels, deferred drydock and other property at December 31, 2008	2,818,060	2,181,660	636,400
2007
Shipping revenues	1,129,305	892,173	237,132
Total vessels, deferred drydock and other property at December 31, 2007	2,797,023	2,029,236	767,787
2006
Shipping revenues	1,047,403	956,914	90,489
Total vessels, deferred drydock and other property at December 31, 2006	2,583,370	1,939,059	644,311

2008 Annual Report                                                                                                                                                                       81

NOTE G—VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

In thousands at December 31,	2008	2007

Vessels, at cost	$2,564,674	$2,727,967
Construction in progress	618,472	416,538
Other property, at cost	70,395	59,587

	3,253,541	3,204,092
Accumulated depreciation and amortization	(570,394)	(513,087)

	$2,683,147	$2,691,005

In early 2009, OSG began negotiations with Bender Shipbuilding & Repair Co., Inc. ("Bender") to end the agreements covering the six ATBs and two tug boats associated with its U.S. Flag expansion plans due to repeated delays in vessel delivery dates from the original contract delivery dates, Bender's request for substantial price increases on all contracted vessels and OSG's concern about Bender's inability to complete the ATBs and tug boats within contract terms, including as a result of Bender's lack of performance under such agreements and its financial condition. The Company intends to complete two of the six ATBs and the two tug boats at alternative shipyards.

Under the terms of the proposed settlement, which is still in the process of negotiation, Bender would transfer ownership of the vessels to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units and (2) assume certain specified obligations related to construction of the units, which amounts referred to in clauses (1) and (2) above total in the aggregate approximately $35 million to $40 million. The outcome of the negotiations is uncertain and no assurance can be given that a settlement will be reached and implemented.

The Company reviewed the six ATBs and two tug boats for impairment based upon the information that was known to it as of December 31, 2008. Accordingly, OSG recorded impairment charges aggregating $105,111,000 in the fourth quarter of 2008 related to four of such ATBs. Based on accounting rules that provide guidance with respect to contract terminations and the impairment of long-lived assets such as the ATBs, the Company expects to record additional impairment charges and contract termination costs against earnings in the first quarter of 2009 of between $20 million and $35 million. At December 31, 2008, the book value of the two remaining ATBs and the two tugs under construction was $264,619,000.

During 2008, OSG sold five vessels, one International Flag Aframax, one International Flag Handysize Product Carrier, its remaining single hull U.S. Flag Barge and its two remaining International Flag Dry Bulk Carriers. In addition, the Company sold and chartered back two International Flag Aframaxes and one International Flag Panamax Product Carriers.

During the third quarter of 2008, the Company decided not to have two older U.S. Flag vessels (one Product Carrier and one ATB) undergo scheduled drydockings, which are required to continue operating such vessels. These vessels therefore ceased operating during the fourth quarter of 2008 and were placed in lay-up pending the sale of such vessels. Accordingly, the Company recorded charges of $32,597,000, including $8,754,000 in the fourth quarter of 2008, to write down the carrying amount of these vessels to their estimated fair value as of December 31, 2008. These vessels have been classified as held for sale at December 31, 2008.

The Company entered into an agreement in 2007 to sell one of its 2000-built VLCCs for forward delivery to the buyer, which occurred in January 2009, at which time OSG expects to recognize a gain on the sale of approximately $77,000,000. Such vessel is classified as held for sale in the consolidated balance sheet as of December 31, 2008. The agreement also provides for profit sharing with the buyer, effective through the date of delivery of the vessel, when time charter equivalent rates earned exceed a base rate defined in the agreement. As of December 31, 2008, the Company had a remaining liability of $494,000 to the buyer under this profit sharing agreement. Amounts owed to the buyer for profit share are reflected in the consolidated statements of operations as reductions of shipping revenues in the quarters to which such amounts relate. Amounts so recorded are paid to the buyer of the vessel in the following quarter.

82                                                                                                                   Overseas Shipholding Group, Inc.

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

As of December 31, 2008, the Company had remaining commitments for vessels to be wholly owned by the Company of approximately $821,752,000 on non-cancelable contracts for the construction or purchase of 16 vessels (three VLCCs, two Aframaxes, seven Panamax Product Carriers, two Handysize Product Carriers and two ATBs). These vessels are scheduled for delivery between 2009 and 2011.

The Company has entered into an agreement to sell one of the Panamax Product Carrier newbuildings upon its delivery from the shipyard in the first quarter of 2009, at a price that should approximate such vessel's delivered cost. This newbuilding will then be chartered back for twelve years.

Drydocking activity for the three years ended December 31, 2008 is summarized as follows:

In thousands for the year ended December 31,	2008	2007	2006

Balance at January 1,	$81,619	$50,774	$19,805
Payments for drydocking	53,560	69,892	49,867

Sub-total	135,179	120,666	69,672
Drydock amortization	(53,026)	(34,652)	(16,775)
Amounts recognized upon sale of vessels and non-cash adjustments	(2,316)	(4,395)	(2,123)

Balance at December 31,	$79,837	$81,619	$50,774

NOTE H—EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2008, the Company had a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture is converting two ULCCs to FSOs, which are expected to commence service in the second half of 2009. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels ("FSO")

In February 2008, Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV for eight year terms. The service contracts provide for two ULCCs to be converted to FSOs at a cost of approximately $160,000,000 each. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009 for approximately $200,000,000. The sale of the TI Africa into the joint venture will generate a gain on vessel sale of approximately $52 million in the first quarter of 2009. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture has entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the full cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of December 31, 2008, the carrying value of the Company's guaranty, which is included in other liabilities in the accompanying balance sheet, was $525,000. The joint venture has entered into forward start floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps, covering notional amounts aggregating $480,000,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commence between July and September 2009 and have maturity dates ranging from July to September 2017. As of December 31, 2008, the joint venture has recorded a liability of $36,691,000 for the fair value of these swaps. The Company's share of such amount is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet.

2008 Annual Report                                                                                                                                                                       83

VLCC Joint Ventures

In January 2007, the company acquired a 49.99% interest in a company, which was constructing two VLCCs, for approximately $24,100,000. In May 2008, the Company and its joint venture partner entered into an agreement terminating the joint venture arrangement. Under the agreement, the joint venture distributed 100% of the stock of one of the two joint venture subsidiaries, which was constructing a VLCC to be delivered in 2010, to the Company. The stock of the other joint venture subsidiary was distributed to the Company's joint venture partner.

DHT Maritime, Inc.

In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to DHT Maritime, Inc., formerly Double Hull Tankers, Inc. ("DHT") in connection with DHT's initial public offering. In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT's initial public offering, and received net cash proceeds of $7,315,000. During 2007, the Company sold the remaining 13,351,500 shares of DHT and received net cash proceeds of $194,706,000. Such sales reduced the Company's interest in DHT to 0.0% as of June 30, 2007 from 44.5% as of December 31, 2006. OSG has time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel. The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT. In late 2008, the basic charter-hire agreements were extended for periods of twelve or eighteen months depending on the vessel and concurrently the technical management agreements were renegotiated on market terms. These new agreements become effective January 17, 2009.

OSG booked a gain on the sale and charter back of these vessels of $232,159,000 in the fourth quarter of 2005. The gain was deferred for accounting purposes and is being recognized as a reduction of time charter hire expense over the initial charter periods.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $873,221,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of December 31, 2008, the joint venture has recorded a liability of $183,361,000 for the fair value of these swaps. The Company's share of such amount is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet.

84                                                                                                                   Overseas Shipholding Group, Inc.

Alaska Tanker Company

In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company, LLC ("ATC") to manage the vessels carrying Alaskan crude oil for BP. ATC provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC.

A condensed summary of the combined assets and liabilities of the equity method investments follows:

In thousands at December 31,	2008	2007

Current assets	$133,190	$105,587
Vessels, net	1,240,863	935,799
Other assets	19,648	17,196

Total assets	$1,393,701	$1,058,582

Current liabilities	$75,369	$63,616
Long-term debt and other non-current liabilities	1,381,523	784,495
Equity/(deficiency)*	(63,191)	210,471

Total liabilities and equity/(deficiency)	$1,393,701	$1,058,582

*
Includes undistributed earnings of $17,616 in 2008.

As of December 31, 2008, the affiliated companies in which the Company participates had total bank debt outstanding of $978,781,000 of which $899,481,000 was nonrecourse to the Company. The Company's percentage interest in the equity method investments with bank debt approximates 50%.

A condensed summary of the results of operations of the equity method investments follows:

In thousands for the year ended December 31,	2008	2007	2006

Time charter equivalent revenues	$241,774	$189,311	$246,546
Ship operating expenses	(171,892)	(152,114)	(178,154)

Income from vessel operations	69,882	37,197	68,392
Other income	2,010	1,846	1,852
Interest expense*	(40,817)	(10,098)	(13,049)

Net income	$31,075	$28,945	$57,195

*
Interest is net of amounts capitalized in connection with vessel construction of $2,738 (2008), $34,495 (2007) and $17,759 (2006).

NOTE I—DERIVATIVES, FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument in accordance with the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements":

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt, including capital lease obligations—The fair values of the Company's fixed rate debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

Interest rate swaps—The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Forward freight agreements and bunker swaps—The fair value of forward freight agreements and bunker swaps is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date.

Foreign Currency Contracts—The fair value of foreign currency contracts is the estimated amount that the Company would receive or pay to terminate the contract at the reporting date.

2008 Annual Report                                                                                                                                                                       85

The estimated fair values of the Company's financial instruments, other than derivatives, follow:

In thousands at December 31,	Carrying amount 2008	Fair value 2008	Carrying amount 2007	Fair value 2007

Financial assets (liabilities)
Cash and cash equivalents	$343,609	$343,609	$502,420	$502,420
Capital Construction Fund	48,681	48,681	151,174	151,174
Debt, including capital lease obligations	(1,423,458)	(1,251,987)	(1,565,798)	(1,561,821)

Forward Freight Agreements

The Company enters into Forward Freight Agreements ("FFAs"), FFA options and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business; and prior to June 30, 2008, for (ii) for trading purposes to take advantage of short term fluctuations in the market.

The impact of settlements and changes in fair value of the economic hedging instruments that do not qualify as cash flow hedges and derivative transactions entered into for trading purposes are reflected in other income/(expense). Certain FFAs and bunker swap trades qualified as cash flow hedges for accounting purposes at December 31, 2008 with the change in fair value of the effective portions being recorded in accumulated other comprehensive income/(loss) as a loss amounting to $1,752,000. All qualifying hedges together with FFAs that do not qualify for hedge accounting are shown at fair value in the balance sheet.

As of December 31, 2008 and 2007, the Company recorded an asset of $19,546,000 and a liability of $6,487,000, respectively, related to the fair values of all of these agreements representing positions that extend to December 2010.

Transactions involving FFAs, FFA options and bunker swaps reduced income by $73,794,000 in 2008, $4,213,000 in 2007 and $2,559,000 in 2006.

These amounts are reflected in the accompanying statements of operations as follows:

In thousands for the year ended December 31,	2008	2007	2006

Shipping revenues	$(40,020)	$(1,467)	$(653)
Other income/(expense)	(33,774)	(2,746)	(1,906)

	$(73,794)	$(4,213)	$(2,559)

The following table presents the hedging expenses, which are net of taxes, that the Company expects to reclassify from accumulated other comprehensive income/(loss) as of December 31, 2008 related to the effective portions of FFAs and bunker swaps that will affect earnings for 2009 and January 2010. The results from these effective cash flow hedges are expected to be offset by changes in the underlying hedged revenues in the periods shown in the table.

In thousands at December 31, 2008

2009	$1,650
2010	102

$1,752

Interest Rate Swaps

As of December 31, 2008, the Company is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating approximately $453,716,000 pursuant to which it pays fixed rates ranging from 2.9% to 4.7% and receives floating rates based on the London interbank offered rate ("LIBOR") (approximately 1.4% at December 31, 2008). These agreements contain no leverage features and have various final maturity dates ranging from February 2010 to August

86                                                                                                                   Overseas Shipholding Group, Inc.

2014. As of December 31, 2008, the Company has recorded a liability of $22,084,000 related to the fair values of these swaps.

During the first quarter of 2006, the Company transferred a loss of $232,000 from accumulated other comprehensive income/(loss) to other income/(expense) for interest rate swaps that matured in July 2006 with notional amounts totaling $199,000,000 that no longer qualified as effective cash flow hedges because the underlying debt was repaid.

Foreign Currency Contracts

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive income/(loss). As of December 31, 2008, the Company has recorded a liability of $99,000 related to the fair values of these forward contracts.

Fair Value Disclosures

The following table presents the fair values, which are pre tax, for assets and liabilities measured on a recurring basis as of December 31, 2008 (in thousands):

Items Measured at Fair Value on a Recurring Basis (excluding investments in affiliated companies)

Description	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities	Level 2: Significant other observable inputs

Assets/(Liabilities):
Derivatives	$(2,638)	$19,546 (1)	$(22,183) (2)
Available-for-sale marketable securities	$2,631	$2,631

(1)
Forward Freight Agreements and Bunker Swaps

(2)
Standard interest rate swaps (loss of $22,084) and foreign currency contracts (loss of $99)

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis for the year ended December 31, 2008 (in thousands):

Items Measured at Fair Value on a Nonrecurring Basis

Description	Level 3: Significant unobservable inputs		Fair Value	Total Losses

Assets:
U.S. Flag impairment—Vessels held for sale		$5,155 (3)	$5,155	$(32,597)
U.S. Flag impairment—Vessels held for use		$164 (4)	$164	$(105,111)
U.S. Flag reportable segment—Goodwill	$	— (5)	$—	$(62,874)

(3)
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), a pre-tax impairment charge of $32,597 was recorded related to U.S. Flag vessels classified as held for sale. The fair value measurement used to determine the impairment reflects the expected proceeds as of December 31, 2008.

(4)
In accordance with the provisions of FAS 144, a pre-tax impairment charge of $105,111 was recorded related to construction in progress in the U.S. Flag segment. The fair value measurement used to determine the impairment was based upon the income approach which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant's weighted average cost of capital.

(5)
In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), an impairment charge of $62,874 was recorded related to goodwill in the U.S. Flag segment. The fair value measurement used to determine the impairment was based upon the income approach which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant's weighted average cost of capital.

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master

2008 Annual Report                                                                                                                                                                       87

agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. The following table summarizes the amounts paid and received as collateral related to derivative fair value positions:

In thousands at December 31, 2008

Right to reclaim cash collateral (1)	$73,092
Obligation to return cash collateral (2)	$(2,180)

(1)
The deposits related to the right to reclaim cash collateral is reflected in other assets on the balance sheet.

(2)
The obligations to return cash collateral is reflected in accounts payable, sundry liabilities and accrued expenses on the balance sheet.

NOTE J—ACCOUNTS PAYABLE, SUNDRY LIABILITIES AND ACCRUED EXPENSES:

Accounts payable, sundry liabilities and accrued expenses follows:

In thousands at December 31,	2008	2007

Accounts payable	$5,996	$12,047
Payroll and benefits	13,344	25,912
Interest	7,823	16,839
Due to owners on chartered in vessels	27,602	10,941
Accrued drydock and repair costs	28,422	9,848
Amounts held in escrow	12,855	33,919
Charter revenues received in advance	20,484	14,930
Insurance	8,922	3,537
FFA settlements	4,200	9,040
Other	37,967	41,824

	$167,615	$178,837

NOTE K—DEBT:

Debt consists of the following:

In thousands at December 31,	2008	2007

Unsecured revolving credit facilities	$794,000	$727,000
7.50% notes due 2024	146,000	150,000
8.75% debentures due 2013, net of unamortized discount of $62 and $75	74,473	78,200
8.25% notes due 2013	—	176,115
Floating rate secured term loans, due through 2020	329,322	316,704
Fixed rate secured term loans, due through 2014	78,571	84,435

	1,422,366	1,532,454
Less current portion	26,231	26,058

Long-term portion	$1,396,135	$1,506,396

The weighted average effective interest rate for debt outstanding at December 31, 2008 and 2007 was 3.4% and 6.4%, respectively. Such rates take into consideration related interest rate swaps.

In November 2007, OSG America L.P., a subsidiary of OSG, entered into a $200 million five-year senior secured revolving credit agreement which is nonrecourse to the Company. Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by lenders.

The Company entered into a $1.8 billion seven-year unsecured revolving credit agreement in 2006 with a group of banks (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million). Borrowings under this facility bear interest at a rate based on LIBOR.

88                                                                                                                   Overseas Shipholding Group, Inc.

In 2008, the Company repurchased principal amounts of $7,540,000 of its 8.75% debentures due in 2013 and its 7.5% notes due in 2024 and recognized a net gain of approximately $331,000. In 2006, the Company repurchased principal amounts of $23,885,000 of its 8.25% Senior Notes and $6,700,000 of its 8.75% debentures and recognized a loss of $1,511,000 on the repurchased debt. In May 2008, the Company redeemed, at a premium, its outstanding 8.25% Senior Notes due March 2013 with a principal amount of $176,115,000 and recognized a loss of $7,265,000, equal to the premium paid, in other income/(expense). In addition, the Company wrote off as additional interest expense, the balance of the unamortized deferred debt expense of approximately $2,150,000.

In August 2008, the Company amended floating rate secured term loans covering seven vessels. The amendment provided additional borrowing capacity of approximately $100,000,000 ("New Loan"), adding two vessels currently under construction to the secured facility. The New Loan bears interest at a rate based on LIBOR and amortizes over ten years commencing upon delivery of each of the two vessels. Upon closing of the amended facility, the Company borrowed $32,812,000.

At December 31, 2008, the Company had unused long-term unsecured credit availability of approximately $1,103,000,000, which reflects $103,147,000 of letters of credit issued principally in connection with collateral requirements for freight derivative transactions and the construction of two VLCCs.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of December 31, 2008, approximately 28.3% of the net book value of the Company's vessels is pledged as collateral under certain debt agreements.

The aggregate annual principal payments required to be made on debt are as follows:

In thousands at December 31, 2008

2009	$26,231
2010	29,748
2011	33,276
2012	78,482
2013	870,625
Thereafter	384,004

$1,422,366

Interest paid, excluding capitalized interest, amounted to $66,464,000 in 2008, $69,344,000 in 2007 and $74,409,000 in 2006.

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

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG's foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company's foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in the three years ended December 31, 2008 and no provision for U.S.

2008 Annual Report                                                                                                                                                                       89

income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2008. Further, no provision for U.S. income taxes on the Company's share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of December 31, 2008, because the Company intends to indefinitely reinvest such earnings ($90,000,000 at December 31, 2008). The unrecognized deferred U.S. income taxes attributable thereto approximated $31,500,000.

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

As of December 31, 2008, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,500,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $875,000,000.

As discussed above, earnings of OSG's foreign shipping subsidiaries from January 1, 1987 through December 31, 2004, were subject to U.S. income taxes and, therefore, may be distributed to the U.S. parent without further tax. In 2008, the Company repatriated approximately $545,000,000 of such previously taxed earnings, representing the full balance of its undistributed previously taxed earnings.

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

The significant components of the Company's deferred tax liabilities and assets follow:

In thousands at December 31,	2008	2007

Deferred tax liabilities:
Excess of book over tax basis of depreciable or amortizable assets—net	$181,055	$172,544
Tax benefits related to the Capital Construction Fund	17,038	54,858
Costs capitalized and amortized for book, expensed for tax	9,367	8,484
Other—net	487	40

Total deferred tax liabilities	207,947	235,926

Deferred tax assets:
Vessel impairment charges	20,289	—
Net operating loss carryforward	27,742	—
Other comprehensive income	11,132	5,002

Total deferred tax assets	59,163	5,002
Valuation allowance	48,031	—

Net deferred tax assets	11,132	—

Net deferred tax liabilities	196,815	230,924
Current portion of net deferred tax liabilities	—	—

Long-term portion of net deferred tax liabilities	$196,815	$230,924

90                                                                                                                   Overseas Shipholding Group, Inc.

During 2008, the Company established a valuation allowance of $48,031,000 against the deferred tax assets resulting from the write-down of certain U.S. Flag vessels in the fourth quarter of 2008 and net operating loss carryforwards arising in 2008. The valuation allowance was established because the Company could not determine that it was more likely than not that the full amount of the deferred tax asset would be realized through the generation of taxable income in the future. The valuation allowance was recorded as a reduction in the federal income tax benefit in the accompanying consolidated statement of operations for the year ended December 31, 2008.

The components of income before federal income taxes follow:

In thousands for the year ended December 31,	2008	2007	2006

Foreign	$593,025	$296,807	$403,504
Domestic	(309,364)	(80,670)	(19,031)

	$283,661	$216,137	$384,473

Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The components of the (provision)/credits for federal income taxes follow:

In thousands for the year ended December 31,	2008	2007	2006

Current	$7,868	$(5,908)	$17,889
Deferred	26,136	1,081	(9,702)

	$34,004	$(4,827)	$8,187

Reconciliations of the actual federal income tax rate attributable to pretax income and the U.S. statutory income tax rate follow:

For the year ended December 31,	2008	2007	2006

Actual federal income tax provision/(credit) rate	(12.3%)	2.1%	(5.7%	)
Adjustments due to:
Goodwill impairment charge	(6.0%)	—	—
Dividends received deduction	—	—	0.2%
Income not subject to U.S. income taxes	68.0%	32.9%	36.0%
Other	2.2%	—	1.7%
Valuation allowance	(16.9%)	—	—
Reversal of deferred tax liabilities	—	—	2.8%

U.S. statutory income tax provision rate	35.0%	35.0%	35.0%

The following is a roll-forward of the Company's FIN 48 unrecognized tax benefits for 2008 and 2007:

In thousands	2008	2007

Balance of unrecognized tax benefits as of January 1,	$5,424	$5,424
Increases for positions taken in prior years	2,775	—
Increases for positions related to the current year	—	—
Amounts of decreases related to settlements	—	—
Reductions due to lapse of statutes of limitations	(653)	—

Balance of unrecognized tax benefits as of December 31,	$7,546	$5,424

The Company does not presently anticipate such uncertain tax positions will significantly increase or decrease in the next 12 months; however actual developments could differ from those currently expected. The Company is generally no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

2008 Annual Report                                                                                                                                                                       91

OSG records interest on unrecognized tax benefits in its provision for income taxes. The interest and penalties on unrecognized tax benefits are included in the roll-forward schedule above and were approximately $1,811,000 in 2008 and $699,000 in 2007.

NOTE M—CAPITAL STOCK AND STOCK COMPENSATION:

In June 2008, the Company's Board of Directors authorized the repurchase of up to $250,000,000 of the Company's common stock from time-to-time. Such purchases of the Company's common stock will be made at the Company's discretion and take into account such factors as price and prevailing market conditions. As of December 31, 2008, the Company had repurchased 3,798,200 shares of its common stock under the 2008 program. On April 24, 2007, the Board authorized, and the Company agreed to purchase all of the outstanding shares held by Archer-Daniels-Midland Company, or 5,093,391 shares, at $65.42 per share. The above purchase, in addition to the total shares previously repurchased under the June 2006 authority, aggregated 6,451,491 shares. In addition, in April 2007, the Company's Board of Directors authorized a share repurchase program of $200,000,000, which replaced a prior $300,000,000 share repurchase program authorized in June 2006. The Company completed the 2007 share repurchase program in the second quarter of 2008 and had repurchased 2,812,385 shares of its common stock under such program.

The Company granted a total of 15,228 (2008), 12,000 (2007), and 11,000 (2006) restricted stock units during the three years ended December 31, 2008, to certain of its non-employee directors. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director's termination of service as a board member. Restricted stock units granted in 2008 vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company's stockholders. Restricted stock units granted prior to 2008 vested upon the earlier of the first anniversary of the date of grant or the next annual meeting of the stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company's common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company's common stock on the payment date, which restricted units vest immediately on the payment date for the dividend. At the date of the awards the fair market value of the Company's stock was $78.80 (2008), $79.16 (2007) and $58.32 (2006) per share during the three years ended December 31, 2008.

The Company awarded a total of 272,515 (2008), 143,351 (2007) and 83,411 (2006) shares during the three years ended December 31, 2008, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair values of the restricted stock issued during the three years ended December 31, 2008, were $51.29 (2008), $56.42 (2007) and $49.04 (2006) per share.

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

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of all of these grants of restricted stock and restricted stock units was $7,617,000 in 2008, $5,924,000 in 2007 and $2,371,000 in 2006.

92                                                                                                                   Overseas Shipholding Group, Inc.

Activity with respect to restricted common stock and restricted stock units is summarized as follows:

Nonvested Shares Outstanding at December 31, 2005	90,049
Granted	94,411
Vested ($35.70 to $62.32 per share)	(34,082)
Forfeited	(2,343)

Nonvested Shares Outstanding at December 31, 2006	148,035
Granted	433,434
Vested ($35.70 to $62.32 per share)	(53,814)
Forfeited	(14,601)

Nonvested Shares Outstanding at December 31, 2007	513,054
Granted	287,582
Vested ($35.70 to $79.16 per share)	(82,494)
Forfeited	(11,938)

Nonvested Shares Outstanding at December 31, 2008	706,024

The Company's 2004 Stock Incentive Plan, as amended (the "2004 Plan"), which was approved by shareholders in June 2008, enables the Company to grant stock-based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors. Options covering 1,361,751 shares are outstanding with exercise prices ranging from $40.95 to $64.92 per share (the market prices at dates of grant). A total of 536,794 shares of the Company's stock may be issued or used as the basis for awards under the 2004 Plan as of December 31, 2008. No further stock options may be granted under the Company's 1998 stock option plan and the 1999 non-employee director stock option plan.

Options covering 105,413 shares are outstanding under the 1998 stock option plan with exercise prices ranging from $13.81 to $35.70 per share (the market prices at dates of grant). Options granted under the 1998 stock option plan vest and become exercisable over a three-year period and expire ten years from the date of grant.

Options covering 61,000 shares are outstanding under the 1999 non-employee director stock option plan with exercise prices ranging from $16.35 to $44.47 per share (the market prices at dates of grant). The plan provided for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vest and become exercisable over a three-year period; annual options vest and become exercisable one year from the date of the grant. All options expire ten years from the date of grant.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2005	253,457
Granted	154,688
Forfeited	(3,844)
Exercised ($13.81 to $16.00 per share)	(4,334)

Options Outstanding at December 31, 2006	399,967
Granted	492,661
Forfeited	(8,482)
Exercised ($13.31 to $52.40 per share)	(4,600)

Options Outstanding at December 31, 2007	879,546
Granted	670,038
Forfeited	(3,398)
Exercised ($13.31 to $49.05 per share)	(18,022)

Options Outstanding at December 31, 2008	1,528,164

Options Exercisable at December 31, 2008	414,806

2008 Annual Report                                                                                                                                                                       93

The weighted average remaining contractual life of the outstanding stock options at December 31, 2008 was 8.2 years. The range of exercise prices of the stock options outstanding at December 31, 2008 was $13.81 to $64.92 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2008 and 2007 were $50.98 and $51.03 per share, respectively. The aggregate intrinsic values of the options outstanding and exercisable at December 31, 2008 were $2,145,000 and $1,664,000, respectively.

The Company follows FAS 123(R) and related Interpretations in accounting for its stock options. The fair values of the options granted other than performance related options were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2008, 2007 and 2006: risk free interest rates of 2.4%, 4.7% and 4.6%, dividend yields of 3.4%, 1.8% and 1.5%, expected stock price volatility factors of .35, .31 and .36, and expected lives of 6.0 years. The weighted average grant-date fair values of options other than performance related options granted in 2008, 2007 and 2006 were $13.01, $17.96, and $18.04, respectively. The total intrinsic value of options exercised amounted to $425,000 in 2008, $168,000 in 2007 and $150,000 in 2006.

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

As of December 31, 2008, there was $28,829,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.

NOTE N—ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands at December 31,	2008	2007

Unrealized losses on available-for-sale securities	$(3,969)	$—
Unrealized losses on derivative instruments	(130,451)	(12,695)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(11,939)	(5,278)

	$(146,359)	$(17,973)

At December 31, 2008, the Company expects that it will reclassify $22,673,000 of net losses on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months related to the effective portions of qualifying FFA and foreign currency transactions that will affect earnings for 2009 and due to the payment of variable rate interest associated with floating rate debt.

94                                                                                                                   Overseas Shipholding Group, Inc.

The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

In thousands for the year ended December 31,	2008	2007

Reclassification adjustments for amounts included in net income, net:
Interest expense	$2,294	$31
Shipping revenues	40,020	958
Change in unrealized impact of derivative instruments	(160,070)	(18,936)

	$(117,756)	$(17,947)

The income tax expense/(benefit) allocated to each component of other comprehensive income/(loss) follows:

In thousands for the year ended December 31,	2008	2007	2006

Unrealized gains on available-for-sale securities	$—	$—	$3,761
Unrealized losses on derivative instruments	(3,226)	(2,413)	(472)
Pension liabilities	(3,646)	(527)	16
Reclassification adjustments included in net income:
Losses on sale of securities	—	—	(12,505)
General and administrative expenses	87	58	—
Losses on derivative instruments	290	516	201

	$(6,495)	$(2,366)	$(8,999)

NOTE O—LEASES:

1.
Charters-in:

As of December 31, 2008, the Company had commitments to charter-in 77 vessels. Seventy-six of such charter-ins are, or will be, accounted for as operating leases, of which 36 are bareboat charters and 40 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

Dollars in thousands at December 31, 2008	Amount	Operating Days

2009	$145,795	8,882
2010	154,508	7,894
2011	164,782	8,003
2012	166,553	8,052
2013	166,126	8,030
Thereafter	503,481	22,508

Net minimum lease payments	$1,301,245	63,369

Time Charters-in:

Dollars in thousands at December 31, 2008	Amount	Operating Days

2009	$264,488	11,384
2010	216,829	9,461
2011	199,319	8,740
2012	148,161	6,824
2013	95,526	5,156
Thereafter	278,371	16,404

Net minimum lease payments	$1,202,694	57,969

2008 Annual Report                                                                                                                                                                       95

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under the one bareboat charter-in that is classified as a capital lease are as follows:

In thousands at December 31, 2008

Net minimum lease payments for 2009	$1,116
Less amount representing interest	(24)

Present value of net minimum lease payments	$1,092

Certain of these charters also provide the Company with renewal and purchase options.

During 2008, the Company sold and chartered back two International Flag Aframaxes and two International Flag Product Carriers. Such charters are classified as operating leases. The gain on the transactions of approximately $9,979,000 was deferred and is being amortized over the term of each of the charters (ranging from seven and one half years to twelve years) as a reduction of charter hire expense.

During 2008, the Company entered into agreements to charter-in one Aframax, two Handysize Product Carriers and one Chemical carrier, all of which are, or will be, classified as operating leases. The charter-in commitments on two Aframaxes and two Suezmaxes were cancelled in the fourth quarter of 2008.

In February 2007, the Company sold and chartered back two of its Handysize Product Carriers, which bareboat charters are classified as operating leases. The aggregate gain on the transaction of approximately $10,773,000 was deferred and is being amortized over the seven and one-half year terms of the leases as a reduction of charter hire expenses. In the third quarter of 2007, the Company entered into agreements to purchase and then sell and charter back, on a bareboat basis, two Suezmaxes from DHT. OSG took delivery of the first of the two Suezmaxes late in 2007 and of the other in the first quarter of 2008. The Company did not recognize any gain or loss on the sale of these vessels. The charters, which are for terms of seven and ten years, are classified as operating leases.

During 2007, the Company entered into charter-in arrangements in conjunction with other pool members covering a 50% interest in the three-year time charters of two newbuilding Aframaxes and a five-year time charter of one newbuilding VLCC, which commenced upon their delivery from shipyards in 2007.

In September 2006, the Company sold and chartered back one VLCC, whose time charter is classified as an operating lease. The gain on the transaction of approximately $29,161,000 was deferred and is being amortized over the seven-year term of the lease as a reduction of charter hire expenses.

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

In June 2005, OSG signed agreements for the bareboat charters of ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. ("APSI"). The order was increased to 12 ships in October 2007. Following construction, APSI will sell the vessels to leasing subsidiaries of American Shipping Company ("AMSC"), an affiliate of APSI, which will bareboat charter the vessels to subsidiaries of OSG for initial terms of five to ten years, with OSG having extension options for the life of the vessels. Five of the 12 vessels delivered prior to December 31, 2008. The remaining seven vessels are scheduled to be delivered between 2009 and 2011. The charters provide for profit sharing with the owners of the vessels when revenues earned by the vessels exceed amounts defined in the charters.

96                                                                                                                   Overseas Shipholding Group, Inc.

2.
Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at December 31, 2008	Amount	Revenue Days

2009	$331,170	11,419
2010	247,762	7,077
2011	203,409	4,581
2012	135,131	2,606
2013	92,803	1,589
Thereafter	89,917	1,416

Net minimum lease payments	$1,100,192	28,688

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

3.
Office space:

The future minimum commitments under lease obligations for office space are as follows:

In thousands at December 31, 2008

2009	$5,279
2010	5,221
2011	5,207
2012	4,684
2013	4,750
Thereafter	24,644

Net minimum lease payments	$49,785

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $5,531,000 in 2008, $5,043,000 in 2007 and $4,511,000 in 2006.

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

2008 Annual Report                                                                                                                                                                       97

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

In connection with the acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. ("the Maritrans Plan"). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan and expects to terminate the Maritrans Plan in 2009. At December 31, 2008, the Maritrans Plan is the only domestic defined benefit pension plan in existence. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired as, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors retirement benefits are provided through contributions to an industry-wide, multi-employer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multi-employer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents. The health care plan is contributory, and the life insurance plan is noncontributory. In general, postretirement medical coverage is provided to employees hired prior to January 1, 2005 who retire and have met minimum age and service requirements under a formula related to total years of service. The Company no longer provides prescription drug coverage to its retirees or their beneficiaries, other than licensed deck officers, who reach age 65 after 2005. Generally, the resulting savings under the retiree medical plan will be shared equally by the Company and those employees and their beneficiaries currently over age 65 and will be shared in proportion to the current cost-sharing provisions for those employees and their beneficiaries not yet age 65. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the health care benefits at any time.

Certain of the Company's foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company's consolidated financial position.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS 158. FAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and other postretirement benefit plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income/(loss), net of tax. The adjustment to accumulated other comprehensive income/(loss) at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of Statement of Financial Accounting Standards No. 87 ("FAS 87"), "Employers' Accounting for Pensions," all of which were previously netted against the plan's funded status in the Company's balance sheet pursuant to the provisions of FAS 87. These amounts will be subsequently recognized as net periodic cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic cost in the same periods will be recognized as a component of other comprehensive income/(loss). Those amounts will subsequently be recognized as a component of net periodic cost on the same basis as the amounts recognized in accumulated other comprehensive income/(loss) at adoption of FAS 158.

Included in accumulated other comprehensive income/(loss) at December 31, 2008 are the following amounts that have not yet been recognized in net periodic cost: unrecognized transition obligation of $1,190,000 ($803,000 net of tax), unrecognized prior service costs of $184,000 ($124,000 net of tax) and unrecognized actuarial losses $16,319,000 ($11,012,000 net of tax). The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive income/(loss) and expected to be recognized in net periodic cost during the year ended December 31, 2009 is $71,000 ($49,000 net of tax), $193,000 ($123,000 net of tax), and $475,000 ($315,000 net of tax), respectively.

98                                                                                                                   Overseas Shipholding Group, Inc.

Information with respect to the domestic plans for which the Company uses a December 31 measurement date, follow:

	Pension benefits		Other benefits
In thousands	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$44,476	$41,024	$3,740	$3,068
Cost of benefits earned (service cost)	—	—	147	90
Interest cost on benefit obligation	2,262	2,279	227	206
Amendments	—	—	—	37
Actuarial losses/(gains)	833	2,927	106	457
Benefits paid	(1,815)	(1,754)	(144)	(118)

Benefit obligation at year end	45,756	44,476	4,076	3,740

Change in plan assets:
Fair value of plan assets at beginning of year	31,714	31,160	—	—
Actual return on plan assets	(8,118)	2,027	—	—
Employer contributions	683	205	—	—
Benefits paid	(1,739)	(1,678)	—	—

Fair value of plan assets at year end	22,540	31,714	—	—

Funded status at December 31 (unfunded)	$(23,216)	$(12,762)	$(4,076)	$(3,740)

The accumulated benefit obligation for the Company's defined benefit pension plans described above was $45,756,000 and $44,476,000 at December 31, 2008 and 2007, respectively.

Information for domestic pension plans with accumulated benefit obligations in excess of plan assets follows:

In thousands at December 31,	2008	2007

Projected benefit obligation	$45,756	$44,476
Accumulated benefit obligation	45,756	44,476
Fair value of plan assets	22,540	31,714

	Pension benefits			Other benefits
In thousands for the year ended December 31,
	2008	2007	2006	2008	2007	2006

Components of expense:
Cost of benefits earned	$—	$—	$—	$147	$90	$89
Interest cost on benefit obligation	2,262	2,279	878	227	206	197
Expected return on plan assets	(2,086)	(2,047)	(1,687)	—	—	—
Amortization of prior-service costs	—	—	—	(240)	(240)	(242)
Amortization of transition obligation	—	—	—	20	20	20
Recognized net actuarial loss	18	14	24	35	12	8

Net periodic benefit cost	194	246	(785)	189	88	72
Loss on terminations, curtailments, settlements and other similar events	—	—	4,228	—	—	—

Net periodic benefit cost after terminations, curtailments, settlements and other similar events	$194	$246	$3,443	$189	$88	$72

2008 Annual Report                                                                                                                                                                       99

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits				Other benefits
At December 31,	2008		2007		2008	2007

Discount rate	5.0	%*	5.2	%*	5.75%	6.0%
Rate of future compensation increases	—		—		—	—

*
Applicable to members of the qualified Maritrans Plan and 5.75% and 6.0%, respectively with regard to the unqualified plan.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2008*	2007*	2006*	2008	2007	2006

Discount rate	5.25%	5.25%	5.75%	6.0%	6.4%	6.4%
Expected (long-term) return on plan assets	6.75%	6.75%	6.75%	—	—	—
Rate of future compensation increases	—	—	5.0%	—	—	—

*
the Maritrans Plan.

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 9% for 2009, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands	1% increase	1% decrease

Effect on total of service and interest cost components in 2008	$55	$(44)
Effect on postretirement benefit obligation as of December 31, 2008	$416	$(341)

Expected benefit payments are as follows:

In thousands	Pension benefits*	Other benefits

2009	$ 1,964	$210
2010	1,992	210
2011	2,026	209
2012	2,164	217
2013	2,160	223
Years 2014—2018	12,508	1,125

	$22,814	$2,194

*
Reflects payments under the Maritrans Plan. If this plan is terminated in 2009, such payments will likely be made in 2009.

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

100                                                                                                                   Overseas Shipholding Group, Inc.

The Company's pension plan weighted-average asset allocations at December 31, 2008 and 2007 by asset category, follow:

	2008	2007

Asset category:
Equity securities	45%	65%
Debt securities	49%	34%
Cash and cash equivalents	6%	1%

	100%	100%

The Maritrans Plan utilizes a strategic asset allocation investment strategy that maintains a targeted allocation of 65% equity and 35% fixed income. The allocation is rebalanced periodically after considering anticipated benefit payments.

The Company did not make a material contribution to the Maritrans Plan for the 2007 plan year. The Company contributed $683,000 to the Maritrans Plan for the 2008 plan year. The Company expects that its required contribution in 2009 to the Maritrans Plan will be approximately $1,800,000.

The Company also has a 401(k) employee savings plan covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plan. All contributions to the plan are at the discretion of the Company.

Certain subsidiaries make contributions to jointly managed (Company and union) multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. The Company has been advised by the trustees of such plans that it has no withdrawal liability as of December 31, 2008. Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2008.

NOTE Q—OTHER INCOME/(EXPENSE):

Other income consists of:

In thousands for the year ended December 31,	2008	2007	2006

Investment income:
Interest	$13,087	$35,980	$22,886
Dividends	1	9	1,503
Gains/(losses) on sale of securities and other investments	(1,284)	41,173	35,136

	11,804	77,162	59,525
Loss on repurchases of debt	(6,934)	—	(1,511)
Loss on derivative transactions	(33,774)	(2,746)	(2,157)
Miscellaneous—net	57	1,018	(3,750)

	$(28,847)	$75,434	$52,107

Proceeds from sales of available-for-sale securities were $7,342,000 (2008) and $543,675,000 (2006). Gross realized gains on such sales that were included in income before federal income taxes in each of the respective periods were $144,000 (2008) and $42,497,000 (2006). Gross realized losses on such sales were $1,428,000 (2008) and $6,769,000 (2006).

2008 Annual Report                                                                                                                                                                       101

NOTE R—AGREEMENTS WITH EXECUTIVE OFFICERS:

The Company entered into an agreement effective February 1, 2009 in connection with the resignation of one of its senior officers. The agreement provides for payments aggregating approximately $1,200,000 to be made to such senior officer in accordance with the Company's amended and restated Severance Protection Plan, which was effective December 31, 2008. Accordingly, the Company will recognize this expense in the first quarter of 2009.

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

NOTE S—RELATED PARTY TRANSACTIONS:

Effective April 1, 2008, OSG entered into time charter agreements with a subsidiary, OSG America L.P. for the charter-out of the Liberty/M 300 and the OSG Constitution/OSG 400, two ATBs currently working in the U.S. Flag lightering business, at fixed daily rates. The agreement assigns the charter contracts on these two ATBs to OSG America L.P. The terms of each of the charters end simultaneously with the completion of each unit's lightering service, which was in December 2008 for the Liberty/M300 and is expected to occur in 2009 for the OSG Constitution/OSG 400. On October 10, 2008, OSG converted the time charter agreement on the OSG Constitution/OSG 400 to a bareboat charter agreement. In addition, also effective April 1, 2008, the Company entered into time charter agreements with OSG America L.P. to charter-in five vessels, three of which were employed by OSG America L.P. in the spot market (two ATBs, the OSG Columbia/OSG 242 and the OSG Independence/OSG 243, and one Product Carrier, the Overseas New Orleans) and two Product Carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009. All five of these charter-in agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel's then current charter and ending on or about December 31, 2009. Management believes that the fixed daily rates in the above charter-in agreements are at rates that approximate market rates.

NOTE T—SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

In May 2008, the Company and its joint venture partner entered into an agreement terminating a joint venture that was constructing two VLCCs.

Value of assets received	$30,437,000
Cost of investment in joint venture	(30,437,000)

In October 2008, Euronav NV sold the TI Asia to a joint venture between the Company and Euronav NV in exchange for cash and advances aggregating $150,000,000. The Company's share of such advances will be settled through its sale of the TI Africa to the joint venture in the first quarter of 2009.

Investment in Affiliated Companies	$75,000,000
Liability to Euronav NV	(75,000,000)

102                                                                                                                   Overseas Shipholding Group, Inc.

NOTE U—2008 AND 2007 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Results of Operations for Quarter Ended (in thousands, except per share amounts)	March 31,	June 30,	Sept. 30,	Dec. 31,

2008
Shipping revenues	$410,676	$428,224	$472,672	$393,125
Loss on write-down of vessels, net of gain on disposal	5	23,686	31,517	(114,946)
Income from vessel operations	127,423	146,823	192,719	(121,779)
Net income	112,435	86,935	197,840	(79,545)

Basic net income per share	$3.61	$2.84	$6.74	$(2.89)
Diluted net income per share	$3.60	$2.81	$6.69	$(2.89)

2007
Shipping revenues	$275,284	$299,997	$277,181	$276,843
Loss on write-down of vessels, net of gain on disposal	(3)	5,623	1,620	(106)
Income from vessel operations	77,430	67,264	33,881	28,997
Net income	84,652	78,992	26,629	21,037

Basic net income per share	$2.17	$2.30	$0.83	$0.68
Diluted net income per share	$2.16	$2.28	$0.83	$0.67

The results for the quarter ended December 31, 2008, include $113,865,000 in write-downs for four ATBs under construction and two older U.S. Flag vessels that were held for sale at year end and a $62,874,000 impairment charge related to goodwill in the U.S. segment.

NOTE V—LEGAL MATTERS:

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

The Company incurred costs of approximately $3,023,000 in 2007 and $10,145,000 in 2006 in connection with these investigations. Such costs have been included in general and administrative expenses in the accompanying consolidated statements of operations.

2008 Annual Report                                                                                                                                                                       103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Overseas Shipholding Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion thereon.

New York, New York
February 26, 2009

104                                                                                                                   Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Overseas Shipholding Group, Inc.

We have audited Overseas Shipholding Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Overseas Shipholding Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Overseas Shipholding Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2008 of Overseas Shipholding Group, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

New York, New York
February 26, 2009

2008 Annual Report                                                                                                                                                                       105

MANAGEMENT'S REPORT ON INTERNAL CONTROLS
OVER FINANCIAL REPORTING

To the Stockholders
Overseas Shipholding Group, Inc.

In accordance with Rule 13a-15(f) of the Securities Exchange Act of 1934, the management of Overseas Shipholding Group, Inc. and its subsidiaries (the "Company") is responsible for the establishment and maintenance of adequate internal controls over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Management has performed an assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2008 based on the provisions of Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal controls over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Ernst & Young LLP, the Company's independent registered public accounting firm, who audited the financial statements included in the Annual Report, has audited and reported on management's assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2008 as stated in their report which appears elsewhere in this Annual Report.

February 26, 2009

OVERSEAS SHIPHOLDING GROUP, INC.
By:	/s/ MORTEN ARNTZEN Morten Arntzen President, Chief Executive Officer
By:	/s/ MYLES R. ITKIN Myles R. Itkin Executive Vice President, Chief Financial Officer and Treasurer

106                                                                                                                   Overseas Shipholding Group, Inc.

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

Management's report on internal controls over financial reporting, which appears elsewhere in this Annual Report, is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

2008 Annual Report                                                                                                                                                                       107

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2008 with respect to the Company's equity (stock) compensation plans, all of which have been approved by the Company's shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,528,164	$50.98	604,702	*

*
Consists of 536,794 shares eligible to be granted under the Company's 2004 stock incentive plan and 67,908 shares eligible to be purchased pursuant to the Company's 2000 Employee Stock Purchase Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2009 Annual Meeting of Stockholders.

108                                                                                                                   Overseas Shipholding Group, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2008 and 2007.
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2008, 2006 and 2005.
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
4(a)(1)
Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed as Exhibit 4(b)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(a)(2)
Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(b)(2) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(a)(3)
Form of 8 3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(b)(3) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(b)(1)
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
4(b)(2)	Form of Debt Security of the registrant (filed as Exhibit 4.4 to the registrant's Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).
4(c)(1)
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

2008 Annual Report                                                                                                                                                                       109

4(c)(2)
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
10(i)(c)**
Time Charter Party relating to the Overseas Ann dated October 6, 2005 between DHT Ann VLCC Corp. and Ann Tanker Corporation (filed as Exhibit 10.3.1 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(d)**
Time Charter Party relating to the Overseas Chris dated October 6, 2005 between DHT Chris VLCC Corp. and Chris Tanker Corporation (filed as Exhibit 10.3.2 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference, as amended by Amendment No. 1 dated January 15, 2009.
10(i)(e)**
Time Charter Party relating to the Regal Unity dated October 6, 2005 between DHT Regal Unity VLCC Corp. and Regal Unity Tanker Corporation (filed as Exhibit 10.3.3 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(f)**
Time Charter Party relating to the Overseas Cathy dated October 6, 2005 between DHT Cathy Aframax Corp. and Cathy Tanker Corporation (filed as Exhibit 10.3.4 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(g)**
Time Charter Party relating to the Overseas Sophie dated October 6, 2005 between DHT Sophie Aframax Corp. and Sophie Tanker Corporation (filed as Exhibit 10.3.5 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(h)**
Time Charter Party relating to the Rebecca dated October 6, 2005 between Rebecca Aframax Corp. and Rebecca Tanker Corporation (filed as Exhibit 10.3.6 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(i)**
Time Charter Party relating to the Ania dated October 6, 2005 between DHT Ania Aframax Corp. and Ania Aframax Corporation (filed as Exhibit 10.3.7 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(j)
Charter Framework Agreement dated October 6, 2005 between Double Hull Tankers, Inc., OSG International, Inc. and each of the Owners and Charterers named therein (filed as Exhibit 10.5 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
*10(iii)(a)**	Supplemental Executive Savings Plan of the registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006.
*10(iii)(b)
1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

110                                                                                                                   Overseas Shipholding Group, Inc.

*10(iii)(c)
Amendment to the 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
*10(iii)(d)
1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference), as amended by Amendment No. 1 dated May 31, 2004 (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
*10(iii)(e)
Agreement dated January 19, 2004 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant's Annual Report on Form 10-K for 2003 and incorporated herein by reference), as amended by (i) a letter agreement dated February 15, 2007 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference), (ii) a letter agreement dated February 15, 2007 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference) and (iii) a letter agreement dated December 31, 2008 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(f)
Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(g)
Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
*10(iii)(h)
2004 Stock Incentive Plan of the registrant as amended and restated as of June 10, 2008 (filed with the SEC on April 29, 2008 as Appendix A to the registrant's Proxy Statement and incorporated herein by reference), as amended by Amendment No. One dated December 30, 2008 (filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(i)
Form of Amended and Restated Change of Control Protection Agreement dated as of December 31, 2008 with each of three executive officers (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(j)**	Form of Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer.
*10(iii)(k)
Severance Protection Plan of the registrant effective January 1, 2006 as amended and restated as of December 31, 2008 (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(l)
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
*10(iii)(n)
Notice of Eligibility effective as of January 30, 2006 in favor of an executive officer (filed as Exhibit 10(iii)(x) to the registrant's Annual Report on Form 10-K for 2007 and incorporated herein by reference).
*10(iii)(o)**	Notice of eligibility effective as of December 31, 2008 in favor of an executive officer.
*10(iii)(p)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

2008 Annual Report                                                                                                                                                                       111

*10(iii)(q)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(r)	Form of Performance Award (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(s)
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
*10(iii)(u)
Restricted Stock Unit Award dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference), as amended by a letter agreement dated December 31, 2008 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(v)
Nonqualified Stock Option Agreement dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
*10(iii)(w)	Form of Restricted Stock Unit (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated June 5, 2007 and incorporated herein by reference).
*10(iii)(x)	Agreement dated June 29, 2005 with an executive officer (filed as Exhibit 10 to the registrant's Current Report on Form 8-K dated July 6, 2005 and incorporated herein by reference).
*10(iii)(y)	Agreement dated September 26, 2006 with an executive officer (filed as Exhibit 10(iii)(z) to the registrant's Annual Report on Form 10-K for 2007 and incorporated herein by reference).
*10(iii)(z)**	Enhanced Severance Plan for Employees Level 21-23 effective as of January 1, 2009.
*10(iii)(aa)
Executive Performance Incentive Plan dated June 1, 2004 (filed with the SEC on April 28, 2004 as Appendix B to the registrant's Proxy Statement and incorporated herein by reference), as amended by Amendment No. 1 dated as of June 10, 2008 (filed as Exhibit 99 to the registrant's Current Report on Form 8-K dated June 10, 2008 and incorporated herein by reference).
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

112                                                                                                                   Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009

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

Name	Date

/s/ MORTEN ARNTZEN Morten Arntzen, Principal Executive Officer and Director	February 27, 2009
/s/ MYLES R. ITKIN Myles R. Itkin, Principal Financial Officer and Principal Accounting Officer	February 27, 2009
/s/ G. ALLEN ANDREAS, III G. Allen Andreas, III, Director	February 27, 2009
/s/ ALAN R. BATKIN Alan R. Batkin, Director	February 27, 2009
/s/ THOMAS B. COLEMAN Thomas B. Coleman, Director	February 27, 2009
/s/ CHARLES A. FRIBOURG Charles A. Fribourg, Director	February 27, 2009

2008 Annual Report                                                                                                                                                                       113

Name	Date

/s/ STANLEY KOMAROFF Stanley Komaroff, Director	February 27, 2009
/s/ SOLOMON N. MERKIN Solomon N. Merkin, Director	February 27, 2009
/s/ JOEL I. PICKET Joel I. Picket, Director	February 27, 2009
/s/ ARIEL RECANATI Ariel Recanati, Director	February 27, 2009
/s/ OUDI RECANATI Oudi Recanati, Director	February 27, 2009
/s/ THOMAS F. ROBARDS Thomas F. Robards, Director	February 27, 2009
/s/ JEAN-PAUL VETTIER Jean-paul vettier, Director	February 27, 2009
/s/ MICHAEL J. ZIMMERMAN Michael J. Zimmerman, Director	February 27, 2009

114                                                                                                                   Overseas Shipholding Group, Inc.

EXHIBIT INDEX

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2008 and 2007.
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2008, 2006 and 2005.
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
4(a)(1)
Form of Indenture dated as of December 1, 1993 between the registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the registrant from time to time (filed as Exhibit 4(b)(1) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(a)(2)
Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the registrant under the Indenture (filed as Exhibit 4(b)(2) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(a)(3)
Form of 8 3/4% Debentures due December 1, 2013 of the registrant (filed as Exhibit 4(b)(3) to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4(b)(1)
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
4(b)(2)	Form of Debt Security of the registrant (filed as Exhibit 4.4 to the registrant's Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).
4(c)(1)
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

2008 Annual Report                                                                                                                                                                       115

4(c)(2)
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
10(i)(c)**
Time Charter Party relating to the Overseas Ann dated October 6, 2005 between DHT Ann VLCC Corp. and Ann Tanker Corporation (filed as Exhibit 10.3.1 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(d)**
Time Charter Party relating to the Overseas Chris dated October 6, 2005 between DHT Chris VLCC Corp. and Chris Tanker Corporation (filed as Exhibit 10.3.2 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference, as amended by Amendment No. 1 dated January 15, 2009.
10(i)(e)**
Time Charter Party relating to the Regal Unity dated October 6, 2005 between DHT Regal Unity VLCC Corp. and Regal Unity Tanker Corporation (filed as Exhibit 10.3.3 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(f)**
Time Charter Party relating to the Overseas Cathy dated October 6, 2005 between DHT Cathy Aframax Corp. and Cathy Tanker Corporation (filed as Exhibit 10.3.4 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(g)**
Time Charter Party relating to the Overseas Sophie dated October 6, 2005 between DHT Sophie Aframax Corp. and Sophie Tanker Corporation (filed as Exhibit 10.3.5 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(h)**
Time Charter Party relating to the Rebecca dated October 6, 2005 between Rebecca Aframax Corp. and Rebecca Tanker Corporation (filed as Exhibit 10.3.6 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(i)**
Time Charter Party relating to the Ania dated October 6, 2005 between DHT Ania Aframax Corp. and Ania Aframax Corporation (filed as Exhibit 10.3.7 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009.
10(i)(j)
Charter Framework Agreement dated October 6, 2005 between Double Hull Tankers, Inc., OSG International, Inc. and each of the Owners and Charterers named therein (filed as Exhibit 10.5 to Double Hull Tankers, Inc.'s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).
*10(iii)(a)**	Supplemental Executive Savings Plan of the registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006.
*10(iii)(b)
1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

116                                                                                                                   Overseas Shipholding Group, Inc.

*10(iii)(c)
Amendment to the 1998 Stock Option Plan adopted for employees of the registrant and its affiliates (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
*10(iii)(d)
1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant's Annual Report on Form 10-K for 1998 and incorporated herein by reference), as amended by Amendment No. 1 dated May 31, 2004 (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
*10(iii)(e)
Agreement dated January 19, 2004 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant's Annual Report on Form 10-K for 2003 and incorporated herein by reference), as amended by (i) a letter agreement dated February 15, 2007 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference), (ii) a letter agreement dated February 15, 2007 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference) and (iii) a letter agreement dated December 31, 2008 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(f)
Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(g)
Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant (filed as Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
*10(iii)(h)
2004 Stock Incentive Plan of the registrant as amended and restated as of June 10, 2008 (filed with the SEC on April 29, 2008 as Appendix A to the registrant's Proxy Statement and incorporated herein by reference), as amended by Amendment No. One dated December 30, 2008 (filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(i)
Form of Amended and Restated Change of Control Protection Agreement dated as of December 31, 2008 with each of three executive officers (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(j)**	Form of Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer.
*10(iii)(k)
Severance Protection Plan of the registrant effective January 1, 2006 as amended and restated as of December 31, 2008 (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(l)
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
*10(iii)(n)
Notice of Eligibility effective as of January 30, 2006 in favor of an executive officer (filed as Exhibit 10(iii)(x) to the registrant's Annual Report on Form 10-K for 2007 and incorporated herein by reference).
*10(iii)(o)**	Notice of eligibility effective as of December 31, 2008 in favor of an executive officer.
*10(iii)(p)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

2008 Annual Report                                                                                                                                                                       117

*10(iii)(q)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(r)	Form of Performance Award (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).
*10(iii)(s)
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
*10(iii)(u)
Restricted Stock Unit Award dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference), as amended by a letter agreement dated December 31, 2008 (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).
*10(iii)(v)
Nonqualified Stock Option Agreement dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).
*10(iii)(w)	Form of Restricted Stock Unit (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated June 5, 2007 and incorporated herein by reference).
*10(iii)(x)	Agreement dated June 29, 2005 with an executive officer (filed as Exhibit 10 to the registrant's Current Report on Form 8-K dated July 6, 2005 and incorporated herein by reference).
*10(iii)(y)	Agreement dated September 26, 2006 with an executive officer (filed as Exhibit 10(iii)(z) to the registrant's Annual Report on Form 10-K for 2007 and incorporated herein by reference).
*10(iii)(z)**	Enhanced Severance Plan for Employees Level 21-23 effective as of January 1, 2009.
*10(iii)(aa)
Executive Performance Incentive Plan dated June 1, 2004 (filed with the SEC on April 28, 2004 as Appendix B to the registrant's Proxy Statement and incorporated herein by reference), as amended by Amendment No. 1 dated as of June 10, 2008 (filed as Exhibit 99 to the registrant's Current Report on Form 8-K dated June 10, 2008 and incorporated herein by reference).
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

118                                                                                                                   Overseas Shipholding Group, Inc.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
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