Form 10-Q
period 2009-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2009-05-06
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter No period that the registrant was required to submit and post such files).

☐ Yes  ☐ No

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

Common Shares outstanding as of April 29, 2009 – 26,861,614

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$588,067	$343,609
Voyage receivables, including unbilled of $140,555 and $170,403	187,091	219,500
Other receivables, including federal income taxes recoverable	68,137	64,773
Inventories, prepaid expenses and other current assets	181,336	50,407
Total Current Assets	1,024,631	678,289
Capital Construction Fund	40,524	48,681
Vessels and other property, less accumulated depreciation of $583,611 and $570,394	2,580,150	2,683,147
Vessels under capital leases, less accumulated amortization of $7,745 and $7,217	573	1,101
Vessels held for sale	5,156	53,975
Deferred drydock expenditures, net	68,214	79,837
Total Vessels, Deferred Drydock and Other Property	2,654,093	2,818,060

Investments in Affiliated Companies	125,746	98,620
Intangible Assets, less accumulated amortization of $17,121 and $15,247	104,711	106,585
Goodwill	9,589	9,589
Other Assets	49,573	130,237
Total Assets	$4,008,867	$3,890,061

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$223,804	$167,615
Current installments of long-term debt	26,276	26,231
Current obligations under capital leases	569	1,092
Total Current Liabilities	250,649	194,938
Long-term Debt	1,381,243	1,396,135
Deferred Gain on Sale and Leaseback of Vessels	132,654	143,948
Deferred Federal Income Taxes ($204,309 and $196,815) and Other Liabilities	274,737	330,407

Equity:
Overseas Shipholding Group, Inc. Stockholders’ Equity	1,868,933	1,722,867
Noncontrolling Interest	100,651	101,766
Total Equity	1,969,584	1,824,633
Total Liabilities and Equity	$4,008,867	$3,890,061

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Shipping Revenues:
Pool revenues including $39,275 and $30,178 received from companies accounted for by the equity method	$136,404	$223,446
Time and bareboat charter revenues	87,369	92,487
Voyage charter revenues	101,031	94,743
	324,804	410,676
Operating Expenses:
Voyage expenses	32,015	34,842
Vessel expenses	73,530	72,869
Charter hire expenses	111,342	90,671
Depreciation and amortization	43,881	47,591
General and administrative	27,300	37,285
Severance and relocation costs	2,169	—
Shipyard contract termination costs	35,885	—
Gain on disposal of vessels	(129,863)	(5)
Total Operating Expenses	196,259	283,253
Income from Vessel Operations	128,545	127,423
Equity in Income of Affiliated Companies	2,472	1,329
Operating Income	131,017	128,752
Other Income	2,305	2,969
	133,322	131,721
Interest Expense	(11,372)	(18,363)
Income before Federal Income Taxes	121,950	113,358
Credit for Federal Income Taxes	1,312	—
Net Income	123,262	113,358
Less: Net Income Attributable to the Noncontrolling Interest	(1,512)	(923)
Net income attributable to Overseas Shipholding Group, Inc.	$121,750	$112,435

Weighted Average Number of Common Shares Outstanding:
Basic	26,865,843	31,107,499
Diluted	26,878,841	31,250,086
Per Share Amounts:
Basic net income attributable to Overseas Shipholding Group, Inc. common stockholders	$4.53	$3.61
Diluted net income attributable to Overseas Shipholding Group, Inc. common stockholders	$4.53	$3.60
Cash dividends declared	$0.4375	$0.3125

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$123,262	$113,358
Items included in net income not affecting cash flows:
Depreciation and amortization	43,881	47,591
Amortization of deferred gain on sale and leasebacks	(11,512)	(12,236)
Deferred compensation relating to restricted stock and stock option grants	3,081	3,035
Credit for deferred federal income taxes	(1,693)	(283)
Unrealized gains on forward freight agreements and bunker swaps	(1,083)	(481)
Undistributed earnings of affiliated companies	2,874	4,427
Other — net	2,028	(972)
Items included in net income related to investing and financing activities:
Loss on write-down of securities	269	—
Gain on disposal of vessels	(129,863)	(5)
Payments for drydocking	(5,920)	(16,058)
Distributions from subsidiaries to noncontrolling interest owners	(2,627)	(1,407)
Changes in operating assets and liabilities	80,649	(39,751)
Net cash provided by operating activities	103,346	97,218
Cash Flows from Investing Activities:
Purchases of marketable securities	—	(8,690)
Expenditures for vessels	(71,992)	(144,442)
Withdrawals from Capital Construction Fund	8,265	15,050
Proceeds from disposal of vessels	239,505	135,110
Expenditures for other property	(1,721)	(3,390)
(Investments in and advances to)/Distributions from affiliated companies	12,452	(1,183)
Shipyard contract termination payments	(17,336)	—
Other — net	(49)	(14)
Net cash provided by/(used in) investing activities	169,124	(7,559)
Cash Flows from Financing Activities:
Purchases of treasury stock	(980)	(24,238)
Issuance of debt, net of issuance costs	—	30,000
Payments on debt and obligations under capital leases	(15,373)	(9,480)
Cash dividends paid	(11,773)	(9,757)
Issuance of common stock upon exercise of stock options	131	281
Other — net	(17)	(239)
Net cash used in financing activities	(28,012)	(13,433)
Net increase in cash and cash equivalents	244,458	76,226
Cash and cash equivalents at beginning of year	343,609	502,420
Cash and cash equivalents at end of period	$588,067	$578,646

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Overseas Shipholding Group, Inc. Stockholders
							Total
	Common	Pain-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Overseas Shipholding Group, Inc.	Noncontrolling
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Stockholders	Interest	Total
Balance at January 1, 2009	$40,791	$224,522	$2,442,907	13,898,541	$(838,994)	$(146,359)	$1,722,867	$101,766	$1,824,633
Net Income			121,750				121,750	1,512	123,262
Net Unrealized Holding Loss on Available-for-Sale Securities						(1,015)	(1,015)		(1,015)
Effect of Derivative Instruments						35,637	35,637		35,637
Effect of Pension and Other Postretirement Benefit Plans						(765)	(765)		(765)
Comprehensive Income							155,607	1,512	157,119
Cash Dividends Declared			(11,773)				(11,773)		(11,773)
Deferred Compensation Related to Options Granted		1,256					1,256		1,256
Amortization of Restricted Stock Awards		1,825					1,825		1,825
Options Exercised and Employee Stock Purchase Plan		45		(6,806)	86		131		131
Purchases of Treasury Stock				36,368	(980)		(980)		(980)
Distributions from Subsidiary to Noncontrolling Interest Owners								(2,627)	(2,627)
Balance at March 31, 2009	$40,791	$227,648	$2,552,884	13,928,103	$(839,888)	$(112,502)	$1,868,933	$100,651	$1,969,584

Balance at January 1, 2008	$40,791	$208,817	$2,170,098	9,697,620	$(583,708)	$(17,973)	$1,818,025	$132,470	$1,950,495
Net Income			112,435				112,435	923	113,358
Net Unrealized Holding Gain on Available-for-Sale Securities						574	574		574
Effect of Derivative Instruments						(26,939)	(26,939)		(26,939)
Effect of Pension and Other Postretirement Benefit Plans						(134)	(134)		(134)
Comprehensive Income							85,936	923	86,859
Cash Dividends Declared			(9,757)				(9,757)		(9,757)
Deferred Compensation Related to Options Granted		1,215					1,215		1,215
Issuance of Restricted Stock Awards		(1,277)		(116,651)	1,277		—		—
Amortization of Restricted Stock Awards		1,820					1,820		1,820
Options Exercised and Employee Stock Purchase Plan		222		(4,612)	59		281		281
Purchases of Treasury Stock				420,989	(24,238)		(24,238)		(24,238)
Increase in Loss on Public Offering of OSG America L.P. Units		(183)					(183)	(58)	(241)
Distributions from Subsidiary to Noncontrolling Interest Owners								(1,407)	(1,407)
Balance at March 31, 2008	$40,791	$210,614	$2,272,776	9,997,346	$(606,610)	$(44,472)	$1,873,099	$131,928	$2,005,027

*     Par value $1 per share; 120,000,000 shares authorized; 40,790,759 shares issued.

**   Amounts are net of tax.

See notes to condensed consolidated finanacial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The 2008 financial information has been recast to reflect the adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No.51.”

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
Dollars in thousands	2009	2008
Net income attributable to Overseas Shipholding Group, Inc.	$121,750	$112,435
Common shares outstanding, basic:
Weighted average shares outstanding, basic	26,865,843	31,107,499
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	26,865,843	31,107,499
Dilutive equity awards	12,998	142,587
Weighted average shares outstanding, diluted	26,878,841	31,250,086

The anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share were not material.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs and gain on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three months ended March 31, 2009 and 2008 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended March 31, 2009:
Shipping revenues	$173,009	$82,829	$1,935	$67,031	$324,804
Time charter equivalent revenues	159,986	71,185	1,934	59,684	292,789
Depreciation and amortization	17,877	11,803	1,616	12,585	43,881
Shipyard contract termination costs	—	—	—	35,885	35,885
Gain on disposal of vessels	129,954	—	(91)	—	129,863
Income from vessel operations	43,959	11,516	(210)	8,771	64,036
Equity in income of affiliated companies	(335)	—	2,242	565	2,472
Investments in affiliated companies at March 31, 2009	101,821	900	22,424	601	125,746
Total assets at March 31, 2009	1,713,564	739,414	32,333	763,742	3,249,053
Expenditures for vessels	2,943	59,772	(226)	9,503	71,992
Payments for drydocking	2,795	2,843	—	282	5,920

Three months ended March 31, 2008:
Shipping revenues	264,373	74,921	8,087	63,295	410,676
Time charter equivalent revenues	248,860	66,406	7,780	52,788	375,834
Depreciation and amortization	18,534	13,797	1,594	13,666	47,591
Gain on disposal of vessels	5	—	—	—	5
Income from vessel operations	136,505	15,375	2,381	10,442	164,703
Equity in income of affiliated companies	(882)	—	1,618	593	1,329
Investments in affiliated companies at March 31, 2008	26,821	900	82,384	631	110,736
Total assets at March 31, 2008	1,646,467	787,494	104,271	864,827	3,403,059
Expenditures for vessels	96,830	15,014	—	32,598	144,442
Payments for drydocking	3,625	7,245	—	5,188	16,058

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended March 31,
In thousands	2009	2008
Time charter equivalent revenues	$292,789	$375,834
Add: Voyage expenses	32,015	34,842
Shipping revenues	$324,804	$410,676

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting (continued):

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

Reconciliations of income from vessel operations of the segments to income before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations follow:

	Three Months Ended March 31,
In thousands	2009	2008
Total income from vessel operations of all segments	$64,036	$164,703
General and administrative expenses	(27,300)	(37,285)
Severance and relocation costs	(2,169)	—
Shipyard contract termination costs	(35,885)	—
Gain on disposal of vessels	129,863	5
Consolidated income from vessel operations	128,545	127,423
Equity in income of affiliated companies	2,472	1,329
Other income	2,305	2,969
Interest expense	(11,372)	(18,363)
Income before federal income taxes	$121,950	$113,358

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands	March 31, 2009	March 31, 2008
Total assets of all segments	$3,249,053	$3,403,059
Corporate cash and securities, including Capital Construction Fund	628,591	716,202
Other unallocated amounts	131,223	93,144
Consolidated total assets	$4,008,867	$4,212,405

Note D — Vessels:

As of March 31, 2009, the Company had remaining commitments for vessels to be wholly owned by the Company of $767,179,000 on non-cancelable contracts for the construction or purchase of 14 vessels (three VLCCs, one Aframax, six Panamax Product Carriers, two Handysize Product Carriers and two ATBs). These vessels are scheduled for delivery between 2009 and 2011.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels (continued):

In early 2009, OSG began negotiations with Bender Shipbuilding & Repair Co., Inc. (“Bender”) to terminate the construction agreements covering the six ATBs and two tug boats associated with its U.S. Flag expansion plans due to repeated delays in vessel delivery dates from the original contract delivery dates, Bender’s request for substantial price increases on all contracted vessels and OSG’s concern about Bender’s ability to complete the ATBs and tug boats within contract terms, including Bender’s lack of performance under such agreements and its financial condition.  The Company took an impairment charge of $105,111,000 in the fourth quarter of 2008 related to four of such ATBs.

On March 13, 2009, the Company entered into a termination agreement with Bender. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units, (2) assume certain specified obligations related to construction of the units and (3) render a  payment of $14,000,000 to a third party for the release of priority liens on the vessels being transferred to the Company. The amounts referred to in (1), (2) and (3) above are estimated to approximate $68,000,000 of which $35,885,000 was charged to expense during the three months ended March 31, 2009. The Company intends to complete two of the six ATBs and the two tug boats at alternative shipyards.

During the first quarter of 2009, the Company delivered one of its 2000-built VLCCs to the buyer pursuant to a forward sales agreement entered in 2007. Accordingly, OSG recognized a gain on the sale of $76,654,000 in the first quarter of 2009. Such vessel was classified as held for sale in the consolidated balance sheet as of December 31, 2008. In addition, a ULCC, the TI Africa, which was wholly-owned by OSG, was sold in January 2009 to a joint venture in which the Company has a 50% interest for conversion to an FSO for approximately $200,000,000. The Company recorded a gain of $106,686,000, of which $53,343,000 was recognized in the first quarter of 2009 with the balance deferred to be amortized over the remaining life of the vessel. The gain recognized on the transaction was equal to 50% of the excess of the sales price over the carrying amount of the vessel.

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2009, the Company had a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture is converting two ULCCs to FSOs, which are expected to commence service in the second half of 2009. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV for eight year terms. The service contracts provide for two ULCCs to be converted to FSOs. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000.

The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture has entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of March 31, 2009, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $525,000. The joint venture has entered into forward start floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps, covering notional amounts aggregating $480,000,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commence between July and September 2009 and have maturity dates ranging from July to September 2017. As of March 31, 2009, the joint venture has recorded a liability of $32,639,000 for the fair value of these swaps. The Company’s share of such amount is included in accumulated other comprehensive loss in the accompanying balance sheet.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $866,611,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of March 31, 2009, the joint venture has recorded a liability of $154,036,000 for the fair value of these swaps. The Company’s share of such amount is included in accumulated other comprehensive loss in the accompanying balance sheet.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended March 31,
In thousands	2009	2008
Time charter equivalent revenues	$60,344	$54,109
Ship operating expenses	(41,912)	(40,922)
Income from vessel operations	18,432	13,187
Other income/(expense)	(159)	741
Interest expense *	(12,786)	(8,935)
Net income	$5,487	$4,993

* Interest is net of amounts capitalized in connection with vessel construction of $1,484 (2009) and $3,033 (2008).

Note F — Derivatives and Fair Value Disclosures:

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to short-term charter rates, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce its exposure to changes in the spot market rates earned by some of its vessels or protect the Company against future increases in bunker prices in the normal course of its shipping business; and prior to June 30, 2008, for (ii) for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. These contracts expire on December 2009. As of March 31, 2009, those FFAs and bunker swaps, with future settlement dates, that qualify as cash flow hedges cover approximately nine VLCCs, representing aggregate volumes of 8,910,000 metric tons (“mts”) and 216,000 mts, respectively.

The Company has also entered into bunker swaps that did not qualify as cash flow hedges covering aggregate volumes of 5,700 mts, which settle monthly through August 2009.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $453,244,000 at March 31, 2009 pursuant to which it pays fixed rates ranging from 2.9% to 4.7% and receives floating rates based on the London interbank offered rate (“LIBOR”) (approximately 1.2% at March 31, 2009). These agreements contain no leverage features and have various final maturity dates ranging from February 2010 to August 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F — Derivatives and Fair Value Disclosures (continued):

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts. The foreign currency forward contracts settle on a monthly basis through December 2009 and qualify as cash flow hedges. At March 31, 2009, the notional amounts of these contracts aggregated £9,054,000.

Tabular disclosure of derivatives location

At March 31, 2009, the Company changed its presentation of the derivative instruments on the balance sheet to correspond with the additional disclosure requirements in Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133.”

Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of setoff exists. The following tables present information with respect to the fair values of derivatives reflected in the balance sheet on a gross basis. The tables also present information with respect to gains and losses on derivative positions reflected in the statement of operations or in the balance sheet, as a component of accumulated other comprehensive loss.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F — Derivatives and Fair Value Disclosures (continued):

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
In thousands at March 31, 2009	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments under FAS 133:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$90,594	Accounts payable, accrued expenses and other current liabilities	$55,549
	Accounts payable, accrued expenses and other current liabilities	6,101
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	—

Interest rate swaps:
Current portion	Other receivables, including federal income taxes recoverable.	—	Accounts payable, accrued expenses and other current liabilities	6,498
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	15,166

Foreign currency contracts:
Current portion	Other receivables, including federal income taxes recoverable	—	Accounts payable, accrued expenses and other current liabilities	297
Total derivatives designated as hedging instruments under FAS 133		$96,695		$77,510

Derivatives not designated as hedging instruments under FAS 133:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$2,050	Accounts payable, accrued expenses and other current liabilities	$6,798
	Accounts payable, accrued expenses and other current liabilities	7,467	Inventories, prepaid expenses and other current assets	3,244
Long-term portion	Other assets	260	Deferred federal income taxes and other liabilities	486
	Deferred federal income taxes and other liabilities	165
Total derivatives not designated as hedging instruments under FAS 133		$9,942		$10,528

Total derivatives		$106,637		$88,038

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F — Derivatives and Fair Value Disclosures (continued):

The effect of cash flow hedging relationships on the balance sheet as of March 31, 2009 and the statement of operations for the three months ended March 31, 2009 are as follows:

	Balance Sheet	Statement of Operations
	Effective Portion
	Gain/(Loss) In or Reclassified from Accumulated Other Comprehensive Loss			Ineffective Portion
In thousands	Amount	Location	Amount	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	$15,880	Shipping revenues	$(3,821)	Shipping revenues	$147

Interest rate swaps	(110,406)	Interest expense	(1,971)	Interest expense	—

Foreign currency contracts	(288)	General and administrative expenses	(23)	General and administrative expenses	(8)
Total	$(94,814)		$(5,815)		$139

The effect of the gain recognized on derivatives not designated as hedging instruments on the statement of operations for the three months ended March 31, 2009 is as follows:

In thousands	Location	Gain/(Loss)
FFAs and bunker swaps	Other income	$672

The following table presents the hedging expenses, which are net of taxes, that the Company expects to reclassify from accumulated other comprehensive loss as of March 31, 2009 related to the effective portions of FFAs and bunker swaps that will affect earnings for the remainder of 2009 and January 2010. The results from these effective cash flow hedges are expected to be offset by changes in the underlying hedged revenues in the periods shown in the table.

In thousands at March 31, 2009
2009	$14,339
2010	1,541
$15,880

Credit-Risk-Related Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s long-term, senior, unsecured debt credit rating to remain above specified thresholds stated in each agreement. If the Company’s debt credit rating were to fall below such thresholds, the counterparties to the derivative instruments could request immediate settlement of the derivative instruments that are in net liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position on March 31, 2009, is $10,328,000, against which the Company has not been required to post any collateral. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2009, the Company could have been

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F — Derivatives and Fair Value Disclosures (continued):

required to settle the derivative liability in accordance with the provisions in the related agreements. The Company estimates that such settlement amounts would approximate the fair value of these derivatives.

Fair Value Hierarchy

The following table presents the fair values, which are pre tax, for assets and liabilities measured on a recurring basis as of March 31, 2009 (in thousands):

Description	Fair Value	Level 1: Quoted prices in active markets for identical liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities):
Available for sale marketable securities	$1,352	$1,352		—
Derivative Assets	$89,660	$89,660	(1)	—
Derivative Liabilities	$(71,061)	$(49,100	)(1)	$(21,961	)(2)

(1)  Forward Freight Agreements and bunker swaps

(2)  Standard interest rate swaps ($21,664) and foreign currency contracts ($297)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. The following table summarizes the amounts paid and received as collateral related to derivative fair value positions:

In thousands at March 31, 2009
Right to reclaim cash collateral (1)	$38,705
Obligation to return cash collateral (2)	$(15,650)

(1)	The deposits related to the right to reclaim cash collateral are reflected in inventories, prepaid expenses and other current assets on the balance sheet.
(2)	The obligations to return cash collateral are reflected in accounts payable, accrued expenses and other current liabilities on the balance sheet.

Note G — Debt:

During the first quarter of 2008, the Company repurchased principal amounts of $2,500,000 of its 8.75% debentures that were due in December 2013 and recognized a loss of approximately $100,000.

As of March 31, 2009, the Company had unused long-term credit availability of approximately $1,112,900,000 which reflects $103,130,000 of letters of credit issued principally in connection with collateral requirements for freight derivative transactions and the construction of two VLCCs.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G — Debt (continued):

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of March 31, 2009, approximately 29.7% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $11,752,000 and $26,989,000 for the three month periods ended March 31, 2009 and 2008, respectively.

Note H — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2009 and 2008. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50% owned foreign shipping joint ventures was required as of March 31, 2009, because the Company intends to indefinitely reinvest such earnings ($90,000,000 at March 31, 2009). The unrecognized deferred U.S. income taxes attributable thereto approximated $31,000,000.

As of March 31, 2009, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,665,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $930,000,000.

The components of the provision/(credit) for federal income taxes follow:

	Three Months Ended March 31,
In thousands	2009	2008
Current	$381	$283
Deferred	(1,693)	(283)
	$(1,312)	$—

At December 31, 2008, the Company had a reserve of approximately $7,546,000 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than more likely than not. There was no material change in the reserve during the three months ended March 31, 2009.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note I — Capital Stock and Stock Compensation:

In June 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock from time-to-time. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of March 31, 2009, the Company had repurchased 3,798,200 shares of its common stock under the 2008 program (all prior to December 31, 2008).

The Company did not make any stock compensation awards during the first three months of 2009. In the first three months of 2008, the Company awarded a total of 117,541 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the three months ended March 31, 2008 was $64.92 per share. In addition, in the first three months of 2008, options covering 254,991 shares were granted at the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the three months ended March 31, 2008 was $64.92 per share (the market price at dates of grant). The grant date fair value of options granted during the three months ended March 31, 2008 was $18.32 per share.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

Note J — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

In thousands as of	March 31, 2009	December 31, 2008
Unrealized losses on available-for-sale securities	$(4,984)	$(3,969)
Unrealized losses on derivative instruments	(94,814)	(130,451)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(12,704)	(11,939)
	$(112,502)	$(146,359)

Included in accumulated other comprehensive loss at March 31, 2009 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $1,184,000 ($847,000 net of tax), unrecognized prior service costs of $329,000 ($297,000 net of tax) and unrecognized actuarial losses of $17,144,000 ($11,560,000 net of tax). The transition obligation, prior service credit and actuarial loss previously included in accumulated other comprehensive loss recognized in net periodic cost during the three months ended March 31, 2009 were $(3,000), $99,000 and $669,000, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Leases:

1.      Charters-in:

As of March 31, 2009, the Company had commitments to charter-in 73 vessels.  Seventy-two of such charter-ins are, or will be, accounted for as operating leases, of which 35 are bareboat charters and 37 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:
Dollars in thousands at March 31, 2009	Amount	Operating Days
2009	$113,443	6,613
2010	159,451	8,189
2011	170,701	8,322
2012	173,141	8,418
2013	172,696	8,395
Thereafter	553,864	25,274
Net minimum lease payments	$1,343,296	65,211

Time Charters-in:
Dollars in thousands at March 31, 2009	Amount	Operating Days
2009	$195,767	8,453
2010	215,334	9,369
2011	199,319	8,740
2012	148,161	6,824
2013	95,526	5,156
Thereafter	279,932	16,499
Net minimum lease payments	$1,134,039	55,041

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

The future minimum commitments under the one bareboat charter-in that is classified as a capital lease is as follows:

Dollars in thousands at March 31, 2009
2009	$576
Less amount representing interest	(7)
Present value of net minimum lease payments	$569

During the three months ended March 31, 2009, the Company sold and chartered back one International Flag Panamax Product Carrier, which bareboat charter is classified as an operating lease. The aggregate gain on the transaction of approximately $1,018,000 was deferred and is being amortized over the approximately twelve year term of the lease as a reduction of charter hire expenses. The lease provides the Company with certain purchase options.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Leases (continued):

2.   Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at March 31, 2009	Amount	Revenue Days
2009	$241,238	8,272
2010	242,415	6,936
2011	195,054	4,232
2012	141,275	2,724
2013	98,983	1,705
Thereafter	87,697	1,385
Net minimum lease payments	$1,006,662	25,254

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

Charters on two vessels provide the charterer with options to buy the vessels at the end of the charters in May and June 2009 at fixed prices, which will approximate their expected book values. The charterer has exercised its purchase options for both of these vessels.

Note L — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen), and postretirement health care and life insurance plans was not material during the three months ended March 31, 2009 and 2008.

The Company expects that its required contribution in 2009 with respect to its domestic defined benefit pension plan will be approximately $1,800,000, none of which was funded during the three months ended March 31, 2009.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note M — Other Income:

Other income consists of:

	Three Months Ended March 31,
In thousands	2009	2008
Investment income:
Interest and dividends	$1,199	$6,297
Loss on sale and write-down of securities	(269)	(7)
	930	6,290
Loss on repurchases of debt	—	(100)
Gain/(loss) on derivative transactions	672	(3,255)
Miscellaneous — net	703	34
	$2,305	$2,969

Note N — Related Party Transactions:

Effective April 1, 2008, OSG entered into time charter agreements with a subsidiary, OSG America L.P. for the charter-out of the Liberty/M 300 and the OSG Constitution/OSG 400 at fixed daily rates. The agreement assigned the charter contracts on these two ATBs to OSG America L.P. The terms of each of the charters end simultaneously with the completion of each unit’s lightering service, which was in December 2008 for the Liberty/M300 and is expected to occur in 2009 for the OSG Constitution/OSG 400. On October 10, 2008, OSG converted the time charter agreement on the OSG Constitution/OSG 400 to a bareboat charter agreement. In addition, also effective April 1, 2008, the Company entered into time charter agreements with OSG America L.P. to charter-in five vessels, three of which were employed by OSG America L.P. in the spot market (two ATBs, the OSG Columbia/OSG 242 and the OSG Independence/OSG 243, and one Product Carrier, the Overseas New Orleans) and two Product Carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009. The charter in of the Overseas Philadelphia has not started because the then current charter was extended. All five of these charter-in agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s then current charter and ending on or about December 31, 2009. At the time of the agreement, management believed that the fixed daily rates in the above charter-in agreements were at rates that approximated market rates.

Note O — Severance and Relocation Costs:

The Company entered into an agreement effective February 1, 2009 in connection with the resignation of one of its senior officers. The agreement provides for payments aggregating to $1,200,000 to be made to such senior officer in accordance with the Company’s amended and restated Severance Protection Plan, which was effective December 31, 2008. The Company recognized the expense in the first quarter of 2009. In addition, in the first quarter of 2009, the Company completed a review of staffing requirements for its U.S. Flag business.  In connection therewith, six employees were terminated and certain employees were relocated from the New York headquarters office to the Tampa office.  In connection with such staff reductions, the Company recorded $514,000 in severance costs and $600,000 in relocation costs in the first quarter of 2009.  The company expects to record an additional $130,000 in relocation expenses to be recognized in the second quarter of 2009.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note P—Supplemental Schedule of Noncash Investing Activities:

In January 2009, OSG sold the TI Africa to a joint venture between the Company and Euronav NV in exchange for cash of $50,000,000 and advances of $150,000,000. Euronav’s share of such advances ($75,000,000) were settled through its sale of the TI Asia to the joint venture in the fourth quarter of 2008.

Investment in Affiliated Companies	$74,595,000
Liability to Euronav NV	75,000,000
Carrying Amount of Vessel and Deferred Drydock Expenditures	(96,252,000)
Gain on Disposal of Vessel	(53,343,000)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of March 31, 2009 consisted of 121 vessels aggregating 12.1 million dwt and 864,800 cbm, including one vessel that has been chartered-in under capital leases and 61 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 121 vessels, charters-in for 11 vessels are scheduled to commence upon delivery of the vessels between 2009 and 2011 and 16 newbuilds are scheduled for delivery between 2009 and 2011, bringing the total operating and newbuild fleet to 148 vessels.

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

Overview

Average spot rates during the first quarter of 2009 for all crude oil vessel categories (VLCCs, Suexmaxes, Aframaxes and Panamaxes) were between 20% and 50% below rates realized in the first quarter of 2008. First quarter 2009 Product Carrier rates were also significantly below the comparable quarter in 2008. Lower rates were primarily due to sharply reduced worldwide demand for oil caused by the worsening global economic downturn.

The International Energy Agency (“IEA”), as of early April, forecast that world economic growth would contract by 1.4% in 2009, with negative growth of 3.9% expected in OECD countries and positive growth of only 1.9% predicted for non-OECD areas. World energy demand, which declined in both the third and fourth quarters of 2008, decreased by approximately 3.7% in the first quarter of 2009 compared with the first quarter of 2008. The steep drop in world oil demand resulted in a plunge in crude oil prices from over $140 per barrel in July 2008 prompting action by OPEC to support falling crude oil prices. OPEC reduced its production quotas twice in the fourth quarter of 2008. Its current production quota, excluding Iraq which has no quota, is 24.9 million barrels per day (“b/d”), or 4.2 million b/d below September 2008 production levels. These cuts were almost fully implemented by the end of the first quarter, as adherence to the reduced quotas ran at 80% to 90%. Declining OPEC production led to a reduction in both long and short haul crude movements in the first quarter and exerted downward pressure on tanker rates.

World oil demand during the first quarter of 2009 was approximately 83.75 million b/d, a decline of 3.7%, or 3.2 million b/d, compared with the first quarter of 2008. The decline in demand was centered in OECD countries where recessionary forces have had a major impact. Oil demand, which has consistently risen in non-OECD areas by 3% to 4% in recent years, is forecast to decline by approximately 1.6% in 2009 led by a decline of 3.5% in China and 2.0% in Other Asia. Both China and Other Asia have been hurt by reduced demand for their exports in western countries.

During the first quarter of 2009, OPEC production (excluding Indonesia, which left OPEC at the beginning of 2009, and excluding Iraq) was approximately 26.0 million b/d, a reduction of 3.1 million b/d, compared with 29.1 million b/d in the first quarter of 2008. Although production declined from first quarter 2008 levels in all OPEC countries, the decline was largely centered in the Middle East where production decreased by approximately 2.2 million b/d. This resulted in a significant reduction in tonne-mile demand for VLCCs trading both east and west. Production declines in Angola and Nigeria totaling 350,000 b/d also adversely impacted VLCC and Suezmax tanker employment, while lower output (320,000 b/d) in Libya and Algeria curtailed Suezmax and Aframax employment. Lower production in Venezuela and Ecuador amounted to approximately 290,000 b/d, negatively affecting Aframax and Panamax tanker utilization rates.

Reduced oil demand combined with lower refining margins resulted in a decrease in worldwide refinery utilization levels. U.S. refinery utilization rates in the first quarter of 2009 averaged about 82.1% compared with 84.7% in the first quarter of 2008. European refinery runs during the first quarter of 2009 declined by approximately one million b/d from the comparable 2008 timeframe as weaker distillate demand led to reduced crude throughput levels, especially in France and Germany. Refinery runs in Japan also declined, by approximately 350,000 b/d, relative to the first quarter of 2008, mirroring the decline in product demand levels.

U.S. inventory levels, excluding the Strategic Petroleum Reserve, increased by approximately 34.5 million barrels during the first quarter of 2009. Over 90% of the increased inventory volume was in crude oil, which could adversely impact crude imports levels during the remaining nine months of 2009, as crude inventory levels need to be drawn down.

Crude oil and Product Carrier fleets increased during the first quarter of 2009, with the largest increase in crude carriers occurring in the Aframax sector (27 vessels). There was also a net increase of 21 vessels in the Product Carrier fleet during the first quarter of 2009. The impact of the increase in supply across all tanker categories coupled with the decline in demand requirements kept rates under pressure during the first quarter of 2009.

The newbuilding market remained inactive during the first three months of 2009, with no new orders placed. Shipyards are currently more focused on saving or restructuring their existing orderbooks than seeking new orders and it is, therefore, difficult to accurately assess where current newbuilding prices stand. Discussions have taken place between owners and shipyards concerning cancellation and conversion of orders, but so far these discussions have not resulted in any significant changes in the tanker orderbook.

Nevertheless, we do expect this situation to change in the not-too-distant future, with resulting declines in the tanker orderbook and delays in deliveries. There was also very limited activity in the secondhand market in the first quarter of 2009 as vessel values continued to decline, although at a slower rate than during the fourth quarter of 2008.

The demolition market was very active in the first quarter of 2009 with roughly 10 to 15 ships per week, primarily dry bulk carriers, being sold for scrap. Scrap prices remained fairly steady during the quarter at approximately $300 per Light Deadweight Ton (“dwt”).

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended March 31,
	2009	2008
Average	$40,400	$83,600
High	$80,700	$250,000
Low	$15,500	$46,200

* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the first quarter of 2009 averaged $40,400 per day, 52% less than rates in the first quarter of 2008 and 26% below rates in the fourth quarter of 2008. Lower first quarter rates mainly reflected the reduction in Middle East crude oil movements to both eastern and western destinations as well as an increase in VLCC tonnage.

Rates declined steadily during the first quarter as successively steeper Middle East OPEC production cuts occurred each month with a 98% quota compliance rate being reached in March. It is estimated that overall compliance with the announced 4.2 million b/d reductions in quotas averaged approximately 85% in March, resulting in a 3.6 million b/d reduction in overall OPEC production.

First quarter 2009 refinery runs in Asia decreased significantly from the first quarter of 2008. In Japan, refinery runs declined by approximately 350,000 b/d, resulting in a decrease in imports from the Middle East of 300,000 b/d and a decrease in imports from Southeast Asian countries. Refinery runs in China also declined by approximately 400,000 b/d, with West African and South American sources accounting for the bulk of the decrease.

Lower refinery utilization levels in the U.S. led to a decline in crude oil imports of approximately 250,000 b/d from the Middle East in the first quarter relative to the same quarter in 2008.

In the first quarter, VLCCs continued to be in demand for the storage of crude oil, which supported rates to some extent. The contango in crude oil, where the prompt price is lower than the forward oil price, provided an opportunity for traders and oil companies to store crude oil and sell it at a profit in the forward market. The number of tankers used for storage varied during the quarter, but it is estimated that there were approximately 35 VLCCs being used to store crude oil at the U.S. Gulf Coast, in the North Sea and in West Africa.

The VLCC fleet increased in the first quarter of 2009, with seventeen deliveries and only two deletions. An increase in available tonnage combined with a reduction in tonne-mile demand provided an environment for weaker first quarter VLCC rates.

The number of VLCCs in service as of March 31, 2009 was 529 vessels (157.0 million dwt).  The VLCC orderbook totaled 240 vessels (74.4 million dwt) at March 31, 2009, equivalent to 47.4% of the existing VLCC fleet, based on deadweight tons.  As of March 31, 2009, single hull tankers comprised 20.6% of the existing VLCC fleet, based on deadweight tons.

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended March 31,
	2009	2008
Average	$37,500	$47,600
High	$49,200	$82,500
Low	$21,000	$27,000

* Based on West Africa to U.S. Gulf Coast

Rates during the first quarter of 2009 averaged $37,500 per day, approximately 21% lower than the first quarter of 2008 and 30% lower than the fourth quarter of 2008. Weaker rates reflected the same conditions that adversely impacted VLCC rates (lower worldwide demand for oil, reduction in the world’s refinery utilization rates and reduced OPEC crude production).

West African OPEC members, Angola and Nigeria, were approximately 80% compliant with their production quotas by the end of March and their combined production in the first quarter was down approximately 350,000 b/d compared with the first quarter of 2008. This drop in output resulted in a decrease in Suezmax tonnage requirements.

Brent crude oil, a key market price for low sulfur crude oils, was priced above West Texas Intermediate during part of the first quarter of 2009. This situation led to higher prices for West African crudes, which are tied into Brent crude oil prices. This generated incremental movements of long-haul Mediterranean low sulfur crude oil using Suezmax tankers to both the U.S. and Asia. Other factors that served to bolster Suezmax rates in the first quarter of 2009 included favorable rate differentials that made it more economical for charterers to secure one million barrel stems rather than two million barrel stems, continued use of tankers as floating storage and delays in the Bosporus Straits of about 11 days during the early part of the first quarter of 2009.

The world Suezmax fleet increased by a net of seven vessels during the first quarter of 2009 to 374 vessels (56.9 million dwt) at March 31, 2009. The Suezmax orderbook of 176 vessels (27.6 million dwt) at March 31, 2009 represented 48.4% of the existing Suezmax fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended March 31,
	2009	2008
Average	$24,200	$35,900
High	$73,000	$73,100
Low	$8,700	$5,200

* Based on Caribbean to the U.S ..Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the first quarter of 2009 averaged $24,200 per day, a decrease of 33% from the first quarter of 2008 and 38% from the fourth quarter of 2008. Aframax rates were strongest in January. The reduction in the crude oil export tax in Russia in January resulted in a significant increase in Russian crude oil exports from the Black Sea. Lower refinery utilization rates in both the U.S. and Europe contributed to a decline in freight rates in February. Refinery maintenance activities along the U.S. Gulf Coast reached a peak in February, resulting in an average refinery utilization rate below 80%. Freight rates in the Caribbean to the U.S. Gulf route strengthened in March as refinery maintenance activities ended. In addition, Middle East production cuts created a shortage of sour crude oil that led to an increased sourcing of crude oil from Latin America on Aframax tankers.

First quarter rates were also adversely affected by production declines in key Aframax loading areas and a lack of ballast activity as regional rate differentials presented very few arbitrage opportunities for owners. North Sea and Mexican crude oil production in the first quarter declined approximately 300,000 b/d compared with the first quarter of 2008. Crude output in both these areas is expected to remain below year ago levels, which could continue to keep Aframax freight rates under pressure.

The world Aframax fleet expanded by 27 vessels since December 31, 2008 and reached 823 vessels (85.4 million dwt) at March 31, 2009. The Aframax orderbook was 222 vessels (24.4 million dwt) at March 31, 2009, representing 28.6% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes — Crude and Residual Oil*
	Three Months Ended March 31,
	2009	2008
Average	$21,300	$28,500
High	$38,000	$53,800
Low	$5,000	$14,300

*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual oil averaged $21,300 per day during the first quarter of 2009, 25% lower than both the previous quarter and the corresponding quarter in 2008. The decline in rates was primarily due to lower fuel oil export volumes shipped from the U.S. Gulf Coast through the Panama Canal to South America and a reduction in crude oil moved on Panamax tankers from South America to refineries on the U.S. West Coast. There were also minimal delays through the Panama Canal in the first quarter compared with extended delays in the Panama Canal and Puerto Rico during March of last year.

It became more economical to move crude and residual oil on Aframaxes rather than Panamax tankers in the first quarter of 2009, effectively setting a ceiling on Panamax spot rates.

Fuel oil inventory levels in the U.S. stood at 35.5 million barrels at the end of the first quarter of 2009 compared with 36.2 million barrels at the end of December 2008. It is unlikely that inventory levels or fuel oil demand will increase in the near-term since fuel oil prices currently remain above natural gas prices measured on a BTU basis.

The world Panamax fleet at March 31, 2009 stood at 420 vessels (29.1 million dwt), an increase of eight tankers during the first quarter of 2009. The orderbook of 127 vessels (9.0 million dwt) at March 31, 2009 represented 30.8% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended March 31,
	2009	2008
Average	$11,000	$17,300
High	$18,200	$23,300
Low	$3,000	$13,200

* Based on 60% trans-Atlantic and 40% Caribbean to U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $11,000 per day during the first quarter of 2009, 36% below rates in the first quarter of 2008 and 23% below rates in the fourth quarter of 2008.

The decline in first quarter 2009 rates reflects a net increase in tonnage and a decline in worldwide oil demand. Arbitrage opportunities in clean products, which began to fall off in the fourth quarter of 2008, deteriorated further in the first quarter of 2009 as worldwide distillate margins narrowed, reducing intra-regional movements and weakening tonne-mile demand. In the U.S., lower gasoline demand and increased refinery maintenance activity in the first quarter of 2009, especially for gasoline-producing units, caused a reduction in average refinery utilization rates to less than 83%, almost 5% below the five-year average rate for this period. Weak refining margins in Europe and Asia resulted in discretionary run cuts, curtailing product movements in both areas. Additionally, outages at South Korean and Taipei crackers and diminished demand for petrochemicals, resulted in a decrease in naphtha movements to Asia.

The world Handysize fleet increased by a net of 21 vessels during the first quarter of 2009 and reached 1,479 vessels (62.4 million dwt) at March 31, 2009. The orderbook stood at 456 vessels (21.2 million dwt) at March 31, 2009, equivalent to 33.9% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates Jones Act Product Carriers and Product Articulated Tug Barges (ATBs)
	Three Months Ended March 31,
	2009	2008
45,000 dwt Tankers	$46,600	$51,000
30,000 dwt ATBs	$30,500	$31,500

Rates for Jones Act Product Carriers averaged $46,600 per day during the first quarter of 2009, down approximately 9% from both the first and fourth quarters of 2008. Rates for ATBs averaged $30,500 per day during the first quarter of 2009, down 3% from both the first and fourth quarters of 2008.

In response to weaker first quarter 2009 demand levels and lower refining margins, U.S. Gulf Coast refinery utilization rates fell to 81.4% from 83.7% during the first quarter of 2008. This development limited the quantity of products available for seaborne movements from the Gulf Coast region and resulted in an increase in waiting time, adversely impacting Product Carrier rates.

The Delaware Bay lightering business transported an average of 194,000 b/d during the quarter, which was approximately 27% below both the first and fourth quarter levels of 2008. The lower lightering volumes reflected planned maintenance at Valero’s Delaware City refinery that began in mid-March and reduced refinery runs at other East Coast refineries. This slowdown in refinery operations can largely be attributed to the overall decrease in U.S. oil demand.

There was a net reduction of one U.S. Jones Act Flag tanker during the first quarter of 2009 as two tankers were delivered and three tankers were scrapped. As of March 31, 2009, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs (“Integrated Tug Barges”) consisted of 64 vessels (2.5 million dwt).

The Jones Act Product Carrier orderbook in the 160,000 to 420,000 barrel size range at March 31, 2009 consisted of 23 vessels. There is also one conversion being done, which results in a total of 24 vessels to be delivered through 2013. A total of 17 vessels will be retired in this same timeframe. There are no new tankers in the current orderbook to be delivered after 2013. In addition, four vessels will be scrapped in the 2014 through 2022 timeframe in accordance with their OPA retirement dates. Commercial obsolescence resulting from oil companies’ policies concerning age limitation on chartering tankers and ATBs that have been converted to a double hull configuration could result in additional vessels being scrapped during this period.

Outlook

According to the International Energy Agency, world oil demand in 2009 is expected to average 83.4 million b/d, a decrease of 2.8%, or 2.4 million b/d, from 2008. Quarterly demand levels in the second, third and fourth quarters of 2009 are forecast to average 82.8 million b/d, 83.6 million b/d and 83.5 million b/d, respectively. These demand levels reflect respective declines of 3.5%, 2.2% and 1.9%, relative to the second, third and fourth quarters of 2008.

Charter rates are forecast to be weak in the second quarter of 2009 compared with the second quarter of 2008 reflecting the following factors. Additional tonnage is expected to enter the markets during this period that will exacerbate the demand/supply situation since the second quarter is typically the weakest demand quarter of the year. In addition, some tankers that are currently employed in crude oil storage may begin to offload their cargoes, freeing up additional VLCC tonnage. Refinery maintenance in Asia is forecast to peak in the second quarter as well. Any further increase in compliance with OPEC’s cuts in production quotas would result in a reduction in crude oil movements.

Tanker supply is forecast to grow between 6% and 10% in 2009, depending on the number of single hull tankers that are scrapped during the year and the number of scheduled tanker deliveries that are delayed into 2010. Given the current weak oil demand situation, falling tanker values and reduced credit availability, many companies are trying to cancel tanker orders or defer deliveries. At the same time, some new green-field shipyards that have been negatively impacted by the credit crisis may not be able to fulfill their order-book commitments. It is, therefore, expected that a number of tanker deliveries slated for post-2009 will not occur.

The recent container vessel oil spill in Australia could result in stricter environmental regulations that would require the exclusive use of double-hull tankers in more countries located in the Asia / South Pacific region. The benefit of utilizing double-hull tankers was highlighted when the SKS Satilla struck a sunken rig in the Gulf of Mexico and the outer hull was breached, but no oil was spilled because no damage occurred to the inner hull. The Company believes that substantially all single hull tankers will be phased out by the end of 2010, in accordance with IMO regulations.

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

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Income from Vessel Operations:

During the first quarter of 2009, TCE revenues decreased by $83,045,000, or 22%, to $292,789,000 from $375,834,000 in the first quarter of 2008 mainly due to a significant decrease in the daily TCE rates earned by the Company’s VLCCs, offset by a 428 day increase in revenue days. During the first quarter of 2009, approximately 57% of the Company’s TCE revenues were derived from spot earnings, compared with 67% in the first quarter of 2008. In the first quarter of 2009, approximately 43% of TCE revenues were generated from fixed earnings, which comprise time or bareboat charters (“term”) and synthetic time charters (which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters through hedging with FFAs and bunker swaps that qualify as cash flow hedges). Fixed earnings represented 33% of the Company’s TCE revenues in the first quarter of 2008.

OSG operates most of its crude oil tankers in commercial pooling arrangements (“Pools”). The Pools’ cargo commitments make them attractive, but such cargo commitments limit the Pools’ ability to support any significant portfolio of time charters. Accordingly, OSG enters into forward freight agreements (“FFAs”) and bunker swaps seeking to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and are effective, are reflected in TCE revenues in the periods to which such hedges relate. The Company achieved average TCE rates for VLCCs of $40,075 per day for the 725 days and $98,438 per day for 225 days covered by such effective hedges for the first quarter of 2009 and 2008, respectively. The March 31, 2009 mark-to-market for derivative positions through 2010 that qualify for hedge accounting treatment, which are considered to be effective, are recorded in accumulated other comprehensive loss (equity). The actual results of these hedge positions will be reflected in the Company’s earnings in the periods to which the positions relate. The results of derivative positions that do not qualify for hedge accounting treatment are reflected in other income and resulted in a gain of $672,000 in the first quarter of 2009 and a loss of $3,255,000 in the first quarter of 2008.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the first quarter of 2009, income from vessel operations increased by $1,122,000, or 1%, to $128,545,000 from $127,423,000 in the first quarter of 2008. See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended March 31,
	2009	2008
TCE revenues	$159,986	$248,860
Vessel expenses	(25,538)	(28,796)
Charter hire expenses	(72,612)	(65,025)
Depreciation and amortization	(17,877)	(18,534)
Income from vessel operations (a)	$43,959	$136,505
Average daily TCE rate	$33,317	$54,659
Average number of owned vessels (b)	24.2	26.0
Average number of vessels chartered-in under operating leases	30.2	24.4
Number of revenue days (c)	4,802	4,553
Number of ship-operating days:(d)
Owned vessels	2,178	2,366
Vessels bareboat chartered-in under operating leases	621	518
Vessels time chartered-in under operating leases	1,909	1,517
Vessels spot chartered-in under operating leases	186	188

(a)          Income from vessel operations by segment is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs and gain on disposal of vessels.

(b)         The average is calculated to reflect the addition and disposal of vessels during the period.

(c)          Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)         Ship-operating days represent calendar days.

The following tables provide a breakdown of TCE rates achieved for the three months ended March 31, 2009 and 2008 between spot and fixed earnings and the related revenue days. The Company has entered into Forward Freight Agreements and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs and Aframaxes in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment under FAS 133, are reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

	2009		2008
Three months ended March 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$47,228	$40,705	$98,588	$98,438
Revenue days	613	725	1,246	225
Suezmaxes:
Average rate	$40,054	$—	$31,788	$—
Revenue days	231	—	154	—
Aframaxes:
Average rate	$29,669	$38,634	$35,624	$31,288
Revenue days	1,856	225	1,457	319
Panamaxes:
Average rate	$27,318	$26,896	$34,545	$26,638
Revenue days	614	448	543	451

During the first quarter of 2009, TCE revenues for the International Crude Tankers segment decreased by $88,874,000, or 36%, to $159,986,000 from $248,860,000 in the first quarter of 2008 reflecting a significant decrease in average rates earned on the VLCCs, offset by a 249 day increase in revenue days. The increase in revenue days is primarily a result of an increase in days attributable to the OSG Lightering business during the three months ended March 31, 2009.

Vessel expenses decreased by $3,258,000 to $25,538,000 in the first three months of 2009 from $28,796,000 in the first three months of 2008 reflecting a net decrease of 86 owned and bareboat chartered-in days and a decrease in average daily vessel expenses of $987 per day.  This decrease is primarily due to the renegotiation of the fixed rate technical management agreements between the Company and DHT Maritime, Inc., formerly Double Hull Tankers, Inc. (“DHT”), on seven tankers, effective January 17, 2009. Under the renegotiated agreements, DHT is responsible for all vessel expenses.

Charter hire expenses increased by $7,587,000 to $72,612,000 in the first three months of 2009 from $65,025,000 in the first three months of 2008, principally as a result of a 495 day increase in bareboat and time chartered-in days, partially offset by lower profit share due to owners, as a result of lower TCE rates achieved on the VLCC and Aframax fleets.

International Product Carriers (dollars in thousands)

	Three Months Ended March 31,
	2009	2008
TCE revenues	$71,185	$66,406
Vessel expenses	(21,848)	(21,431)
Charter hire expenses	(26,018)	(15,803)
Depreciation and amortization	(11,803)	(13,797)
Income from vessel operations	$11,516	$15,375
Average daily TCE rate	$20,895	$21,059
Average number of owned vessels	15.0	16.0
Average number of vessels chartered-in under operating leases	23.8	19.7
Number of revenue days	3,407	3,153
Number of ship-operating days:
Owned vessels	1,350	1,456
Vessels bareboat chartered-in under operating leases	1,475	1,427
Vessels time chartered-in under operating leases	668	364

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2009 and 2008 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2009		2008
Three months ended March 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$25,860	$18,699	$34,612	$18,640
Revenue days	283	179	182	182
Handysize Product Carriers:
Average rate	$22,359	$19,435	$24,500	$19,417
Revenue days	1,122	1,728	832	1,957

During the first quarter of 2008, TCE revenues for the International Product Carriers segment increased by $4,779,000, or 7%, to $71,185,000 from $66,406,000 in the first quarter of 2008. This increase in TCE revenues resulted from a 254 day increase in revenue days.

Charter hire expenses increased by $10,215,000 to $26,018,000 in the first quarter of 2009 from $15,803,000 in the first quarter of 2008 due to an increase in chartered-in modern Handysize Product Carriers, the sale and charter back of two Panamax Product Carriers and the transfer of two LR2s from the International Crude Tankers segment.  Depreciation and amortization decreased by $1,994,000 to $11,803,000 in the first quarter of 2009 from $13,797,000 in the first quarter of 2008 principally due to the expiration of bareboat charters on four older Handysize Product Carriers.

In 2005, the Company reflagged three Handysize Product Carriers (the Overseas Ambermar, the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the “Program”). In September 2008, the Overseas Ambermar exited the program and was reflagged under the Marshall Islands Flag. Under the Program, the Company received approximately $2,600,000 million per year for each vessel through 2008. Such subsidy, which was increased to $2,900,000 in 2009, is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Other International (dollars in thousands)

Three Months Ended March 31,

	2009	2008
TCE revenues	$1,934	$7,780
Vessel expenses	(528)	(639)
Charter hire expenses	—	(3,166)
Depreciation and amortization	(1,616)	(1,594)
Income from vessel operations	$(210)	$2,381
Average daily TCE rate	$21,500	$28,604
Average number of owned vessels	1.0	1.0
Average number of vessels chartered-in under operating leases	—	2.0
Number of revenue days	90	272
Number of ship-operating days:
Owned vessels	90	91
Vessels time chartered-in under operating leases	—	181

As of March 31, 2009, the Company operated one Other International Flag vessel, a Pure Car Carrier. During the third quarter of 2008, the time charters-in of two International Flag Dry Bulk Carriers and related purchase options for such vessels were sold. All three vessels were employed on long-term charters.

U. S. Segment (dollars in thousands)

	Three Months Ended March 31,
	2009	2008
TCE revenues	$59,684	$52,788
Vessel expenses	(25,616)	(22,003)
Charter hire expenses	(12,712)	(6,677)
Depreciation and amortization	(12,585)	(13,666)
Income from vessel operations	$8,771	$10,442
Average daily TCE rate	$35,319	$33,355
Average number of owned vessels	16.0	17.0
Average number of vessels chartered-in under operating leases	5.5	3.0
Number of revenue days	1,690	1,583
Number of ship-operating days:
Owned vessels	1,440	1,547
Vessels bareboat chartered-in under operating leases	497	273

In late-June 2008, the Company purchased two Product Carriers, the Overseas New Orleans and Overseas Philadelphia, which had previously been operating on bareboat charters-in that were classified as capital leases.

During the first quarter of 2009, TCE revenues for the U.S. segment increased by $6,896,000, or 13%, to $59,684,000 from $52,788,000 in the first quarter of 2008. The increase was the result of a 107 day increase in the number of revenue days, primarily as a result of the delivery of three additional bareboat chartered-in Jones Act Product Carriers subsequent to March 31, 2008. In addition to the delivery of these ships, the OSG 243, an ATB that was converted from single hull to double hull delivered in late April 2008. These increases in the fleet were partially offset by the removal from service of the Integrity and M300 in the fourth quarter of 2008 pending their sale, and the lay-up of one Product Carrier for 29 days in the first quarter of 2009.

Vessel expenses increased by $3,613,000 to $25,616,000 in the first quarter of 2009 from $22,003,000 in the first quarter of 2008 principally due to an increase in bareboat chartered-in days relating to the deliveries discussed above, and an increase in average daily vessel expenses of $1,180 per day, primarily as a result of increases in crew costs. Charter hire expenses increased by $6,035,000 to $12,712,000 in the first quarter of 2009 from $6,677,000 in the first quarter of 2008 principally due to the delivery of the three vessels referred to above. Depreciation and amortization decreased by $1,081,000 to $12,585,000 in the first quarter of 2009 from $13,666,000 in the first quarter of 2008 principally due to the Integrity and M300 being classified as held for sale during the fourth quarter of 2008. Depreciation ceased on these vessels when they were classified as held for sale, in accordance with the applicable accounting guidance.

General and Administrative Expenses

During the first quarter of 2009, general and administrative expenses decreased by $9,985,000 to $27,300,000 from $37,285,000 the first quarter of 2008 principally because of the following:

•                  a reduction in compensation and benefits for shore-based staff of $5,852,000;

•                  a favorable change in foreign exchange rates that resulted in gains of $902,000;

•                  lower legal and consulting costs of $627,000;

•                  reduced travel and entertainment costs of $844,000; and

•                  reductions of other discretionary expenditures of $997,000 resulting from cost control efforts.

Equity in Income of Affiliated Companies:

During the first quarter of 2009, equity in income of affiliated companies increased by $1,143,000 to $2,472,000 from $1,329,000 in the first quarter of 2008 principally as a result of having a full quarter of four fully operational vessels in the LNG joint venture in the 2009 quarter, two of which delivered during the first quarter of 2008.  Results for the first quarter of 2008 included OSG’s share, $1,400,000, of a severance arrangement recorded by a company that is accounted for using the equity method.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

The following table summarizes the Company’s interest in its vessel owning equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of March 31, 2009 and 2008.

	2009		2008
Three months ended March 31,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	180	49.9%	135	49.9%

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest before impact of swaps and capitalized interest	$12,278	$24,617
Impact of swaps	1,971	107
Capitalized interest	(2,877)	(6,361)
Interest expense	$11,372	$18,363

The Company’s redemption of the $176,115,000 outstanding balance of its 8.25% Senior Notes in May 2008, using funds borrowed under the long-term revolving credit facility that were swapped into fixed rates at a weighted average of approximately 3.3%, locked in a reduction in interest expense of approximately $7,000,000 per annum through March 2013.

Interest expense decreased by $6,991,000 to $11,372,000 in the first quarter of 2009 from $18,363,000 in the first quarter of 2008 as a result of the redemption of the 8.25% Senior Notes described above, a decrease in the average rate paid on floating rate debt of 300 basis points to 2.0% from 5.0% in 2008 and a decrease in the average amount of debt outstanding of $160,000,000. These decreases were partially offset by higher expenses on the interest rate swaps resulting from the decline in LIBOR rates for the  2009 period compared with the first quarter of 2008 and a reduction in interest capitalized.

Provision/(Credit) for Federal Income Taxes:

The income tax benefit for the three months ended March 31, 2009 was based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflects the reversal of previously established deferred tax liabilities.

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

EBITDA:

EBITDA represents operating earnings excluding net income attributable to the noncontrolling interest, which is before interest expense and income taxes, plus other income and depreciation and amortization expense and EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income attributable to the Company, as reflected in the condensed consolidated statements of operations, to EBITDA (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income attributable to Overseas Shipholding Group, Inc.	$121,750	$112,435
Credit for federal income taxes	(1,312)	—
Interest expense	11,372	18,363
Depreciation and amortization	43,881	47,591
EBITDA	$175,691	$178,389

Liquidity and Sources of Capital:

Working capital at March 31, 2009 was approximately $774,000,000 compared with $483,000,000 at December 31, 2008. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of $40,000,000 at March 31, 2009. The Company expects to use the balance in the Capital Construction Fund during 2009 and 2010 to fund remaining payments towards the construction contracts for two U.S. Flag ATBs.

Net cash provided by operating activities in the first three months of 2009 approximated $103,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2009) compared with $97,000,000 in the first three months of 2008. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to March 31, 2009, compared with the actual TCE rates achieved during the first three months of 2009, will have a negative comparative impact on the amount of cash provided by operating activities. The Company entered into forward freight agreements to hedge a portion of the results of its VLCC fleet, recognizing that such contracts have basis risk. The major portion of these contracts are exchange-based, which significantly reduces counterparty risk. At the current rate levels, the Company believes that the 2009 results of the International Crude Tankers segment will benefit from these hedge positions.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet. The Company continues to monitor and evaluate the timing of repurchases of stock under its share buyback program. Because of weakness in the financial and credit markets there is greater focus on maintaining cash balances. The Company has adopted what it believes to be a conservative dividend policy at levels that are considered sustainable as part of its strategy to provide growth in returns to stockholders while maintaining a strong balance sheet. Future dividends, similar to the stock repurchase program, will be evaluated as part of managing the balance sheet and cash.

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

As of March 31, 2009, OSG had $1,800,000,000 of long-term unsecured credit availability and $200,000,000 of long-term secured credit availability, of which approximately $784,000,000 had been borrowed and an additional $103,130,000 had been used for letters of credit. The Company’s two long-term revolving credit facilities mature as follows: $150,000,000 (2011), $350,000,000 (2012) and $1,500,000,000 (2013). The current financial resources available under the unsecured credit facilities are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. The availability under the unsecured credit facility plus cash expected to be generated from operations in 2009 should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short and medium term.

Rating agencies have indicated a negative outlook for OSG’s debt, which currently is Ba1 (Moody’s), stating that further increases in debt, either from share repurchases, acquisitions or additional charter-in commitments could result in a down grade as would a protracted downturn in freight rates.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of March 31, 2009. The financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Off-Balance Sheet Arrangements

As of March 31, 2009, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,084,136,000 of which $983,093,000 was nonrecourse to the Company.

In February 2008, Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV for eight year terms. The Company has a 50% interest in this joint venture. The service contracts provide for two ULCCs to be converted to FSOs. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009 for approximately $200,000,000. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture has entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the full cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. The joint venture has entered into forward start floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps, covering notional amounts aggregating $480,000,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commence between July and September 2009 and have maturity dates ranging from July to September 2017.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and  2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $866,611,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as March 31, 2009 follows (in thousands):

	Balance of 2009	2010	2011	2012	2013	Beyond 2013	Total
Debt (1)	$58,774	$80,417	$81,845	$114,260	$899,494	$511,092	$1,745,882
Obligations under capital leases(1)	576	—	—	—	—	—	576

Operating lease obligations (chartered-in vessels)(2)	309,210	374,785	370,020	321,302	268,222	833,796	2,477,335
Construction contracts (3)	218,700	339,888	208,591	—	—	—	767,179

(1)         Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,110,722,000 as of March 31, 2009, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at March 31, 2009 of 1.2%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $453,244,000 at March 31, 2009 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.0%.

(2)         As of March 31, 2009, the Company had charter-in commitments for 72 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

(3)         Represents remaining commitments under shipyard construction contracts or estimates thereof, excluding capitalized interest and other construction costs.

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

Risk Management:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management’s interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in forward exchange rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss. As of March 31, 2009, the Company has recorded a liability of $297,000 related to the fair values of these contracts, which settle between April and December 2009 and cover approximately £1,000,000 per month.

OSG’s management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements and bunker swaps with an objective of economically hedging risk.  The Company enters into FFAs and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, seeking to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs and bunker swaps, OSG manages the financial risk associated with fluctuating market conditions. FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from certain of the pools in which it participates. FFAs and bunker swaps are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house or LCH, London Clearing House. NOS ASA and LCH require the posting of collateral by all participants. The use of a clearing house reduces the Company’s exposure to counterparty credit risk. As of March 31, 2009, OSG was committed to FFA and bunker swap agreements that qualified as cash flow hedges for accounting purposes with a fair value of $40,346,000 (hedging expense). The effective portion of the changes in fair value of these positions are recorded in accumulated other comprehensive loss. These contracts settle between April 2009 and December 2009.

The Company’s VLCCs are deployed and earn revenue through commercial pools that operate on multiple routes on voyages of varying durations, which differs from the standard routes associated with the related hedging instruments. Therefore, the FFA and bunker hedges that qualify as cash flow hedges for accounting purposes have basis risk. The TCE rates for the pools are computed from the results of actual voyages performed during the period whereas the rates used for settling FFA and bunker hedges are calculated as simple averages of the daily rates and prices for standard routes reported with each daily rate weighted equally. High volatility tends to weaken the statistical relationship between pool performance and the FFA market results.

The second half of 2008 experienced extremely high volatility both in freight rates and bunker prices. The Tankers International pool’s VLCC earnings do not fluctuate as much as TD-3 since the pool’s cargo system with longer Arabian Gulf to Western destination and West Africa to Eastern destination combination voyages smoothes out the pool’s earnings. The historical difference in volatility between TD-3 and Tankers International pool’s earnings has been analyzed and the volume of the hedge position optimized to mirror the historical difference in volatility. In the third quarter of 2008, the Tankers International pool performed better than this historical relationship anticipated.  In the fourth quarter of

2008 and the first quarter of 2009, the opposite was the case.  For the first quarter of 2009, the synthetic TCE rate achieved for VLCCs was approximately $40,700 per day. In addition, the Company’s derivative positions seek to achieve synthetic time charters for 2,475 days for VLCCs over the period from April 1, 2009 to December 31, 2009. However, due to the above mentioned basis risk, price volatility and other factors, the actual TCE rates achieved for the synthetic time charters may differ (quarter by quarter and for the year 2009), possibly substantially, from expected rates.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

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

PART II — OTHER INFORMATION

Item 1A.             Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, other than to the risk factors shown below.

Bender Shipbuilding & Repair Co., Inc.’s (“Bender”) inability to deliver and incurrence of cost overruns in constructing new vessels has adversely affected OSG

In March 2009, the Company and Bender terminated the construction agreements pursuant to which Bender was building six ATBs and two tugs for the Company.  The Company terminated these agreements because of Bender’s lack of performance under such agreements and its lack of liquidity and poor financial condition.  The Company intends to complete two of the six ATBs and two tugs at alternative yards.  The Company recorded an impairment charge of $105 million with respect to four of the ATBs in the fourth quarter of 2008 and shipyard contract termination costs of $36 million in the first quarter of 2009.

Weakening Market Conditions and Other Factors May have an Effect on the Current Cash Distribution Policy of OSG America L.P. (the “Partnership”)

The Company owns a 77.1% interest in the Partnership, a limited partnership which is the largest operator of U.S. Flag product carriers and barges transporting refined petroleum products.  U.S. oil demand in the first quarter of 2009 decreased approximately 6% compared with the first quarter of 2008, resulting in less seaborne movements of products and increased waiting time for cargoes, adversely affecting spot rates.  As a result of the weakening market conditions, challenging credit markets that may hinder the Partnership’s ability to exercise options granted to the Partnership to acquire newbuildings and increased costs from any settlement with American Shipping Company ASA (formerly named Aker American Shipping ASA) that raise pressure to take steps to preserve capital, the Board of Directors of the general partner of the Partnership will carefully monitor all of these factors over the course of the year and may consider their effect, if any, on the Partnership’s current cash distribution policy.

The Company’s ownership interest in the Partnership consists of subordinated units, representing approximately a 50% ownership interest with the Partnership, common units, representing approximately a 25.1% interest in the Partnership and a general partnership interest of 2% in the Partnership.  During the subordination period, which will not end until at least September 30, 2010, no cash distributions may be made on the subordinated units until the common units have received cash distributions equal to the current quarterly distribution of $0.375 per quarter per unit plus any arrearages in the payment of such minimum quarterly distribution from prior quarters.  The Company currently receives cash distributions of approximately $35.4 million per year from the Partnership.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

In January and February 2009, the Company purchased 24,164 shares of its common stock for a weighted average price of $40.56 per share (the weighted average closing price on the dates of purchase) from employees, including certain senior officers, who elected to pay the withholding taxes upon the vesting of restricted stock by delivering (and, thus, selling) shares of OSG’s common stock in accordance with the terms of the Company’s 2004 Stock Incentive Plan.

Item 6.                Exhibits

See Exhibit Index on page 48.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Overseas Shipholding Group, Inc.

We have reviewed the condensed consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of March 31, 2009, and the related condensed consolidated statements of operations, cash flows and changes in equity for the three month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended not presented herein, and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. As described in Note A, on January 1, 2009, Overseas Shipholding Group, Inc. adopted Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS No. 160”) on a retrospective basis resulting in revision of the December 31, 2008, consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of SFAS No. 160.

ERNST & YOUNG LLP

New York, New York

Date:  May 1, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: April 30, 2009	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: April 30, 2009	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

15	Letter from Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.