Form 10-Q
period 2009-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2009-08-10
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   ☒   NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Webs site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES   ☐   NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer “an accelerated filer”, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES   ☐   NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares outstanding as of August 6, 2009 – 26,865,088

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$571,362	$343,609
Voyage receivables, including unbilled of $111,286 and $170,403	160,416	219,500
Other receivables, including federal income taxes recoverable	59,471	64,773
Inventories, prepaid expenses and other current assets	110,079	50,407
Total Current Assets	901,328	678,289
Capital Construction Fund	40,629	48,681
Vessels and other property, less accumulated depreciation of $602,129 and $570,394	2,602,126	2,683,147
Vessels under capital leases, less accumulated amortization of $7,217 (2008)	—	1,101
Vessels held for sale	—	53,975
Deferred drydock expenditures, net	62,430	79,837
Total Vessels, Deferred Drydock and Other Property	2,664,556	2,818,060

Investments in Affiliated Companies	170,417	98,620
Intangible Assets, less accumulated amortization of $18,995 and $15,247	102,837	106,585
Goodwill	9,589	9,589
Other Assets	49,383	130,237
Total Assets	$3,938,739	$3,890,061

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$191,595	$167,615
Current installments of long-term debt	26,351	26,231
Current obligations under capital leases	—	1,092
Total Current Liabilities	217,946	194,938
Long-term Debt	1,342,958	1,396,135
Deferred Gain on Sale and Leaseback of Vessels	121,074	143,948
Deferred Federal Income Taxes ($201,310 and $196,815) and Other Liabilities	263,202	330,407

Equity:
Overseas Shipholding Group, Inc. Stockholders’ Equity	1,894,561	1,722,867
Noncontrolling Interest	98,998	101,766
Total Equity	1,993,559	1,824,633
Total Liabilities and Equity	$3,938,739	$3,890,061

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Shipping Revenues:
Pool revenues, including $25,406, $32,816, $64,681 and $62,994 received from companies accounted for by the equity method	$105,439	$226,018	$241,843	$449,464
Time and bareboat charter revenues	83,974	90,374	171,343	182,861
Voyage charter revenues	93,243	111,832	194,274	206,575
	282,656	428,224	607,460	838,900
Operating Expenses:
Voyage expenses	34,271	42,110	66,286	76,952
Vessel expenses	69,948	77,785	143,478	150,654
Charter hire expenses	104,595	103,368	215,937	194,039
Depreciation and amortization	44,890	47,315	88,771	94,906
General and administrative	29,107	34,509	56,407	71,794
Severance and relocation costs	148	—	2,317	—
Shipyard contract termination costs	(3,670)	—	32,215	—
(Gain)/loss on disposal of vessels	2,568	(23,686)	(127,295)	(23,691)
Total Operating Expenses	281,857	281,401	478,116	564,654
Income from Vessel Operations	799	146,823	129,344	274,246
Equity in Income of Affiliated Companies	1,116	4,048	3,588	5,377
Operating Income	1,915	150,871	132,932	279,623
Other Income/(Expense)	(1,824)	(46,404)	481	(43,435)
	91	104,467	133,413	236,188
Interest Expense	10,903	17,191	22,275	35,554
Income/(loss) before Federal Income Taxes	(10,812)	87,276	111,138	200,634
Credit for Federal Income Taxes	2,991	771	4,303	771
Net Income/(Loss)	(7,821)	88,047	115,441	201,405
Less: Net Income Attributable to the Noncontrolling Interest	(973)	(1,112)	(2,485)	(2,035)
Net Income/(Loss) Attributable to Overseas Shipholding Group, Inc.	$(8,794)	$86,935	$112,956	$199,370

Weighted Average Number of Common Shares Outstanding:
Basic	26,861,081	30,615,359	26,863,462	30,861,429
Diluted	26,861,081	30,895,367	26,869,961	31,072,727
Per Share Amounts:
Basic net income/(loss) attributable to Overseas Shipholding Group, Inc. common stockholders	$(0.33)	$2.84	$4.20	$6.46
Diluted net income/(loss) attributable to Overseas Shipholding Group, Inc. common stockholders	$(0.33)	$2.81	$4.20	$6.42
Cash dividends declared	$0.88	$0.75	$1.31	$1.06

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$115,441	$201,405
Items included in net income not affecting cash flows:
Depreciation and amortization	88,771	94,906
Amortization of deferred gain on sale and leasebacks	(23,037)	(24,510)
Compensation relating to restricted stock and stock option grants	6,480	6,104
Provision/(credit) for deferred federal income taxes	(5,109)	1,437
Unrealized (gains)/losses on forward freight agreements and bunker swaps	(1,869)	29,500
Undistributed earnings of affiliated companies	1,758	379
Other — net	6,511	(5,541)
Items included in net income related to investing and financing activities:
Loss on sale or write-down of securities — net	3,290	6
Gain on disposal of vessels	(127,295)	(23,691)
Payments for drydocking	(14,175)	(27,613)
Distributions from subsidiaries to noncontrolling interest owners	(5,253)	(4,168)
Changes in operating assets and liabilities	139,097	(156,485)
Net cash provided by operating activities	184,610	91,729
Cash Flows from Investing Activities:
Purchases of marketable securities	—	(11,311)
Sale of marketable securities	159	—
Expenditures for vessels	(181,609)	(252,260)
Withdrawals from Capital Construction Fund	8,265	49,830
Proceeds from disposal of vessels	298,844	216,884
Expenditures for other property	(2,604)	(7,207)
Distributions from affiliated companies — net	14,527	14,226
Shipyard contract termination payments	(18,146)	—
Other — net	2,136	3
Net cash provided by investing activities	121,572	10,165
Cash Flows from Financing Activities:
Purchases of treasury stock	(999)	(57,551)
Issuance of debt, net of issuance costs	—	59,000
Payments on debt and obligations under capital leases	(54,155)	(366,875)
Cash dividends paid	(23,503)	(19,385)
Issuance of common stock upon exercise of stock options	242	398
Other — net	(14)	(377)
Net cash used in financing activities	(78,429)	(384,790)
Net increase/(decrease) in cash and cash equivalents	227,753	(282,896)
Cash and cash equivalents at beginning of year	343,609	502,420
Cash and cash equivalents at end of period	$571,362	$219,524

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Overseas Shipholding Group, Inc. Stockholders
							Total
		Paid-in				Accumulated Other	Overseas Shipholding
	Common	Additional	Retained	Treasury Stock		Comprehensive	Group, Inc.	Noncontrolling
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Stockholders	Interest	Total
Balance at January 1, 2009	$40,791	$224,522	$2,442,907	13,898,541	$(838,994)	$(146,359)	$1,722,867	$101,766	$1,824,633
Net Income/(Loss)			112,956				112,956	2,485	115,441
Net Unrealized Holding Gain on Available-for-Sale Securities						3,969	3,969		3,969
Effect of Derivative Instruments						85,255	85,255		85,255
Effect of Pension and Other Postretirement Benefit Plans						(909)	(909)		(909)
Comprehensive Income							201,271 ***	2,485	203,756
Cash Dividends Declared			(35,300)				(35,300)		(35,300)
Compensation Related to Options Granted		2,546					2,546		2,546
Amortization of Restricted Stock Awards		3,934					3,934		3,934
Options Exercised and Employee Stock Purchase Plan		87		(12,207)	155		242		242
Purchases of Treasury Stock				39,337	(999)		(999)		(999)
Distributions from Subsidiary to Noncontrolling Interest Owners								(5,253)	(5,253)
Balance at June 30, 2009	$40,791	$231,089	$2,520,653	13,925,671	$(839,838)	$(58,044)	$1,894,561	$98,998	$1,993,559

Balance at January 1, 2008	$40,791	$208,817	$2,170,098	9,697,620	$(583,708)	$(17,973)	$1,818,025	$132,470	$1,950,495
Net Income			199,370				199,370	2,035	201,405
Net Unrealized Holding Gain on Available-for-Sale Securities						1,782	1,782		1,782
Effect of Derivative Instruments						(39,592)	(39,592)		(39,592)
Effect of Pension and Other Postretirement Benefit Plans						(319)	(319)		(319)
Comprehensive Income							161,241 ***	2,035	163,276
Cash Dividends Declared			(32,670)				(32,670)		(32,670)
Compensation Related to Options Granted		2,448					2,448		2,448
Issuance of Restricted Stock Awards		(1,277)		(115,598)	1,277		—		—
Amortization of Restricted Stock Awards		3,656					3,656		3,656
Options Exercised and Employee Stock Purchase Plan		315		(6,535)	83		398		398
Purchases of Treasury Stock				851,101	(57,551)		(57,551)		(57,551)
Increase in Loss on Public Offering of OSG America L.P. Units		(183)					(183)	(58)	(241)
Distributions from Subsidiary to Noncontrolling Interest Owners								(4,168)	(4,168)
Balance at June 30, 2008	$40,791	$213,776	$2,336,798	10,426,588	$(639,899)	$(56,102)	$1,895,364	$130,279	$2,025,643

*	Par value $1 per share; 120,000,000 shares authorized; 40,790,759 shares issued.
**	Amounts are net of tax.
***	Comprehensive income for the three month periods ended June 30, 2009 and 2008 was $45,664 and $75,305, respectively.

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The 2008 financial information has been recast to reflect the adoption of an accounting pronouncement, which changed the presentation of noncontrolling interest.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company evaluated events and transactions occurring after the balance sheet date and through the day the financial statements were issued. The date of issuance of the financial statements was August 10, 2009.

Newly Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board established principles and requirements for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement introduces the concept of when financial statements are considered issued or are available to be issued.  The statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.   The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2009	2008	2009	2008
Net income/(loss) attributable to Overseas Shipholding Group, Inc	$(8,794)	$86,935	$112,956	$199,370
Common shares outstanding, basic:
Weighted average shares outstanding, basic	26,861,081	30,615,359	26,863,462	30,861,429
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	26,861,081	30,615,359	26,863,462	30,861,429
Dilutive equity awards	—	280,008	6,499	211,298
Weighted average shares outstanding, diluted	26,861,081	30,895,367	26,869,961	31,072,727

The anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share were not material.

Accounting guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs and gain/(loss) on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2009 and 2008 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended June 30, 2009:
Shipping revenues	$145,554	$75,894	$1,957	$59,251	$282,656
Time charter equivalent revenues	128,145	63,581	1,957	54,702	248,385
Depreciation and amortization	18,418	11,634	1,597	13,241	44,890
Shipyard contract termination costs	—	—	—	3,670	3,670
Gain/(loss) on disposal of vessels	(154)	(1,770)	(8)	(636)	(2,568)
Income from vessel operations	24,990	(302)	(162)	4,426	28,952
Equity in income of affiliated companies	(1,067)	—	1,610	573	1,116
Investments in affiliated companies at June 30, 2009	107,820	900	60,522	1,175	170,417
Total assets at June 30, 2009	1,664,538	712,271	70,229	787,553	3,234,591

Six months ended June 30, 2009:
Shipping revenues	318,563	158,723	3,891	126,283	607,460
Time charter equivalent revenues	288,131	134,766	3,891	114,386	541,174
Depreciation and amortization	36,295	23,436	3,215	25,825	88,771
Shipyard contract termination costs	—	—	—	(32,215)	(32,215)
Gain/(loss) on disposal of vessels	129,799	(1,770)	(98)	(636)	127,295
Income from vessel operations	68,950	11,213	(372)	13,197	92,988
Equity in income of affiliated companies	(1,402)	—	3,853	1,137	3,588
Expenditures for vessels	29,849	102,417	(533)	49,876	181,609
Payments for drydocking	6,438	7,208	—	529	14,175

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting (continued):

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended June 30, 2008:
Shipping revenues	$275,476	$80,672	$8,199	$63,877	$428,224
Time charter equivalent revenues	254,950	71,597	7,887	51,680	386,114
Depreciation and amortization	18,361	13,614	1,543	13,797	47,315
Gain on disposal of vessels	13,009	9,933	—	744	23,686
Income from vessel operations	135,345	15,972	2,084	4,245	157,646
Equity in income of affiliated companies	(193)	—	3,211	1,030	4,048
Investments in affiliated companies at June 30, 2008	697	900	83,188	1,661	86,446
Total assets at June 30, 2008	1,728,986	745,173	104,438	912,781	3,491,378

Six months ended June 30, 2008:
Shipping revenues	539,850	155,593	16,285	127,172	838,900
Time charter equivalent revenues	503,810	138,004	15,666	104,468	761,948
Depreciation and amortization	36,895	27,411	3,137	27,463	94,906
Gain on disposal of vessels	13,014	9,933	—	744	23,691
Income from vessel operations	271,850	31,348	4,464	14,687	322,349
Equity in income of affiliated companies	(1,075)	—	4,829	1,623	5,377
Expenditures for vessels	140,840	18,682	41	92,697	252,260
Payments for drydocking	6,341	10,853	118	10,301	27,613

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Time charter equivalent revenues	$248,385	$386,114	$541,174	$761,948
Add: Voyage expenses	34,271	42,110	66,286	76,952
Shipping revenues	$282,656	$428,224	$607,460	$838,900

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting (continued):

Reconciliations of income from vessel operations of the segments to income/(loss) before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Total income from vessel operations of all segments	$28,952	$157,646	$92,988	$322,349
General and administrative expenses	(29,107)	(34,509)	(56,407)	(71,794)
Severance and relocation costs	(148)	—	(2,317)	—
Shipyard contract termination costs	3,670	—	(32,215)	—
Gain/(loss) on disposal of vessels	(2,568)	23,686	127,295	23,691
Consolidated income from vessel operations	799	146,823	129,344	274,246
Equity in income of affiliated companies	1,116	4,048	3,588	5,377
Other income/(expense)	(1,824)	(46,404)	481	(43,435)
Interest expense	(10,903)	(17,191)	(22,275)	(35,554)
Income /(loss) before federal income taxes	$(10,812)	$87,276	$111,138	$200,634

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of June 30,	2009	2008
Total assets of all segments	$3,234,591	$3,491,378
Corporate cash and securities, including Capital Construction Fund	611,991	323,163
Other unallocated amounts	92,157	175,600
Consolidated total assets	$3,938,739	$3,990,141

Note D — Vessels:

As of June 30, 2009, the Company had remaining commitments for vessels to be wholly owned by the Company of $634,605,000 on non-cancelable contracts for the construction or purchase of 13 vessels (three VLCCs, four Panamax Product Carriers, four Handysize Product Carriers and two ATBs). These vessels are scheduled for delivery between 2009 and 2011.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels (continued):

On March 13, 2009, the Company entered into a termination agreement with Bender. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units, (2) assume certain specified obligations related to construction of the units and (3) render a  payment of $14,000,000 to a third party for the release of priority liens on the vessels being transferred to the Company. During the second quarter of 2009, the Company reduced its estimate of the amounts payable above that will be charged to expense by $3,670,000. The amounts referred to in (1), (2) and (3) above are estimated to approximate $70,000,000 of which $32,215,000 was charged to expense during the six months ended June 30, 2009. The Company intends to complete two of the six ATBs and the two tug boats at alternative shipyards.

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

During the three months ended June 30, 2009, the Company sold three vessels and a barge: two International Flag Panamaxes for which the charterer had previously exercised purchase options and one U.S. Flag Tanker and one U.S. Flag Barge, both of which had been classified as held for sale.

During the three months ended June 30, 2009, the Company changed its plans to sell a U.S. Flag tug boat previously classified as held for sale. The tug boat will be used as a replacement for certain other tug boats that will drydock in 2009. The impact of this change in classification on the statements of operations for the three and six months ended June 30, 2009 was not material.

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2009, the Company had a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture is converting two ULCCs to FSOs, which are expected to commence service in the second half of 2009. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav N.V. for eight year terms. The service contracts provide for two ULCCs to be converted to FSOs. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009.

The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture has entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of June 30, 2009, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $537,000. The joint venture has entered into forward start floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps, covering notional amounts aggregating $480,000,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commence between July and September 2009 and have maturity dates ranging from July to September 2017. As of June 30, 2009, the joint venture has recorded a liability of $15,261,000 for the fair value of these swaps. The Company’s share of such amount is included in accumulated other comprehensive loss in the accompanying balance sheet.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $860,280,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of June 30, 2009, the joint venture has recorded a liability of $80,904,000 for the fair value of these swaps. The Company’s share of such amount is included in accumulated other comprehensive loss in the accompanying balance sheet.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Shipping revenues	$60,351	$61,411	$120,695	$115,520
Ship operating expenses	(43,070)	(43,372)	(84,983)	(84,294)
Income from vessel operations	17,281	18,039	35,712	31,226
Other income/(loss)	(219)	415	(378)	1,156
Interest expense *	(14,238)	(9,040)	(27,024)	(17,975)
Net income	$2,824	$9,414	$8,310	$14,407

* Interest is net of amounts capitalized in connection with vessel construction of $1,640 (three months ended June 30, 2009), $3,124 (six months ended June 30, 2009) and $3,033 (six months ended June 30, 2008).

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt, including capital lease obligations—The fair values of the Company’s debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

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

The estimated fair values of the Company’s financial instruments at June 30, 2009, other than derivatives, follow:

In thousands	Carrying Amount	Fair value
Financial assets (liabilities)
Cash and cash equivalents	$571,362	$571,362
Capital Construction Fund	40,629	40,629
Debt	(1,369,309)	(1,230,149)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to short-term charter rates, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce its exposure to changes in the spot market rates earned by some of its vessels or protect the Company against future increases in bunker prices in the normal course of its shipping business; and prior to June 30, 2008, or (ii) for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. These contracts expire on various dates through December 2009. As of June 30, 2009, those FFAs and bunker swaps, with future settlement dates, that qualify as cash flow hedges cover approximately ten VLCCs, representing aggregate volumes of 6,600,000 metric tons (“mts”) and 153,000 mts, respectively.

The Company has also entered into bunker swaps that did not qualify as cash flow hedges covering aggregate volumes of 1,120 mts, which settle monthly through August 2009.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $453,244,000 at June 30, 2009 pursuant to which it pays fixed rates ranging from 2.9% to 4.7% and receives floating rates based on the London interbank offered rate (“LIBOR”) (approximately 0.60% at June 30, 2009). These agreements contain no leverage features and have various final maturity dates ranging from February 2010 to August 2014.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates which management considers favorable. The foreign currency forward contracts settle on a monthly basis through March 2010 and qualify as cash flow hedges. At June 30, 2009, the notional amounts of these contracts aggregated £8,975,000.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Tabular disclosure of derivatives location

At March 31, 2009, the Company changed its presentation of the derivative instruments on the balance sheet to correspond with additional disclosure requirements that became effective in 2009.

Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of setoff exists. The following tables present information with respect to the fair values of derivatives reflected in the balance sheet on a gross basis by transaction. The tables also present information with respect to gains and losses on derivative positions reflected in the statement of operations or in the balance sheet, as a component of accumulated other comprehensive loss.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
In thousands at June 30, 2009	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$44,702	Accounts payable, accrued expenses and other current liabilities	$19,214

	Accounts payable, accrued expenses and other current liabilities	3,073	Inventories, prepaid expenses and other current assets	23

Interest rate swaps:

Current portion	Other receivables, including federal income taxes recoverable.	—	Accounts payable, accrued expenses and other current liabilities	10,277

Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	4,392

Foreign currency contracts:

Current portion	Inventories, prepaid expenses and other current assets	1,057	Accounts payable, accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments		$48,832		$33,906

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:

Current portion	Inventories, prepaid expenses and other current assets	$1,278	Accounts payable, accrued expenses and other current liabilities	$3,333

	Accounts payable, accrued expenses and other current liabilities	6,128	Inventories, prepaid expenses and other current assets	2,869

Long-term portion	Other assets	136	Deferred federal income taxes and other liabilities	250

	Deferred federal income taxes and other liabilities	74
Total derivatives not designated as hedging instruments		$7,616		$6,452

Total derivatives		$56,448		$40,358

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of cash flow hedging relationships on the balance sheet as of June 30, 2009 and the statement of operations for the six months ended June 30, 2009 are as follows:

	Balance Sheet	Statement of Operations
	Effective Portion
	Gain/(Loss) In or Reclassified from Accumulated Other Comprehensive Loss (1)			Ineffective Portion (2)
					Amount of
In thousands	Amount	Location	Amount	Location	Gain/(Loss)

FFAs and bunker swaps	$13,154	Shipping revenues	$8,206	Shipping revenues	$118

Interest rate swaps	(59,404)	Interest expense	(4,548)	Interest expense	—

Foreign currency contracts	1,054	General and administrative expenses	(121)	General and administrative expenses	15
Total	$(45,196)		$3,537		$133

(1)  The amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended June 30, 2009 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $12,027, $(2,577) and $(98), respectively.

(2)   The ineffective portions of cash flow hedges recognized in earnings for the three months ended June 30, 2009 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $(29), $— and $23, respectively.

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statement of operations for the three and six months ended June 30, 2009 are as follows:

In thousands	Location	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
FFAs and bunker swaps	Other income	$720	$1,392

The following table presents the hedging expenses, which are net of taxes, that the Company expects to reclassify from accumulated other comprehensive loss as of June 30, 2009 related to the effective portions of FFAs and bunker swaps that will affect earnings for the remainder of 2009 and January 2010. The results from these effective cash flow hedges are expected to be offset by changes in the underlying hedged revenues in the periods shown in the table.

In thousands at June 30, 2009
2009	$11,447
2010	1,707
$13,154

Credit-Risk-Related Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s long-term, senior, unsecured debt credit rating to remain above specified thresholds stated in each agreement. If the Company’s debt credit rating were to fall below such thresholds, the counterparties to the

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

derivative instruments could request immediate settlement of the derivative instruments that are in net liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position on June 30, 2009, is $2,981,000, against which the Company has not been required to post any collateral. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2009, the Company could have been required to settle the derivative liability in accordance with the provisions in the related agreements. The Company estimates that such settlement amounts would approximate the fair value of these derivatives.

Fair Value Hierarchy

The following table presents the fair values, which are pre tax, for assets and liabilities measured on a recurring basis as of June 30, 2009 (in thousands):

Description	Fair Value	Level 1: Quoted prices in active markets for identical liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities):
Available for sale marketable securities	$1,037	$1,037		$—
Derivative Assets	$46,157	$45,100	(1)	$1,057	(2)
Derivative Liabilities	$(30,067)	$(15,398	)(1)	$(14,669	)(2)

(1)	Forward Freight Agreements and bunker swaps

(2)	Standard interest rate swaps (liability of $14,669) and foreign currency contracts (asset of $1,057)

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

In thousands at June 30, 2009
Right to reclaim cash collateral (1)	$11,838
Obligation to return cash collateral (2)	$(3,350)

(1)	The deposits related to the right to reclaim cash collateral are reflected in inventories, prepaid expenses and other current assets on the balance sheet.

(2)	The obligations to return cash collateral are reflected in accounts payable, accrued expenses and other current liabilities on the balance sheet.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G — Debt:

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

As of June 30, 2009, the Company had unused long-term credit availability of approximately $1,146,000,000 which reflects $100,150,000 of letters of credit issued principally in connection with collateral requirements for freight derivative transactions and the construction of two VLCCs.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of June 30, 2009, approximately 29.2% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $22,960,000 and $44,316,000 for the six month periods ended June 30, 2009 and 2008, respectively.

Note H — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2009 and 2008. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50% owned foreign shipping joint ventures was required as of June 30, 2009, because the Company intends to indefinitely reinvest such earnings ($90,000,000 at June 30, 2009). The unrecognized deferred U.S. income taxes attributable thereto approximated $31,000,000.

As of June 30, 2009, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,665,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $930,000,000.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note H — Taxes (continued):

The components of the provision/(credit) for income taxes follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Current	$425	$(2,491)	$806	$(2,208)
Deferred	(3,416)	1,720	(5,109)	1,437
	$(2,991)	$(771)	$(4,303)	$(771)

At December 31, 2008, the Company had a reserve of approximately $7,546,000 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than more likely than not. There was no material change in the reserve during the six months ended June 30, 2009.

Note I — Capital Stock and Stock Compensation:

In June 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock from time-to-time. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of June 30, 2009, the Company had repurchased 3,798,200 shares of its common stock under the 2008 program (all prior to December 31, 2008).

The Company did not make any stock compensation awards to employees during the first six months of 2009. In the first six months of 2008, the Company awarded a total of 117,541 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the six months ended June 30, 2008 was $64.92 per share. In addition, in the first six months of 2008, options covering 254,991 shares were granted at the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the six months ended June 30, 2008 was $64.92 per share (the market price at dates of grant). The grant date fair value of options granted during the six months ended June 30, 2008 was $18.32 per share.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

In the first six months of 2009 and 2008, the Company granted a total of 33,840 and 15,228 restricted stock units to its non-employee directors, respectively. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note I — Capital Stock and Stock Compensation (continued):

units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend. At the date of the awards in the first six months of 2009 and 2008, the fair market value of the Company’s stock was $35.46 and $78.80 per share, respectively.

Note J — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

In thousands as of	June 30, 2009	December 31, 2008
Unrealized losses on available-for-sale securities	$—	$(3,969)
Unrealized losses on derivative instruments	(45,196)	(130,451)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(12,848)	(11,939)
	$(58,044)	$(146,359)

Included in accumulated other comprehensive loss at June 30, 2009 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $1,179,000 ($844,000 net of tax), unrecognized prior service costs of $395,000 ($340,000 net of tax) and unrecognized actuarial losses of $17,254,000 ($11,664,000 net of tax). The transition obligation, prior service credit and actuarial loss previously included in accumulated other comprehensive loss recognized in net periodic cost during the six months ended June 30, 2009 were $(7,000), $142,000 and $774,000, respectively.

Note K — Leases:

1.                   Charters-in:

As of June 30, 2009, the Company had commitments to charter-in 67 vessels all of which are, or will be, accounted for as operating leases. Thirty-four are bareboat charters and 33 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Leases (continued):

Bareboat Charters-in:
Dollars in thousands at June 30, 2009	Amount	Operating Days
2009	$74,051	3,971
2010	161,075	8,360
2011	174,499	8,710
2012	176,618	8,784
2013	176,163	8,760
Thereafter	558,998	25,827
Net minimum lease payments	$1,321,404	64,412

Time Charters-in:
Dollars in thousands at June 30, 2009	Amount	Operating Days
2009	$128,488	5,694
2010	216,400	9,528
2011	199,319	8,740
2012	148,161	6,824
2013	95,526	5,156
Thereafter	279,997	16,503
Net minimum lease payments	$1,067,891	52,445

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

During the six months ended June 30, 2009, the Company sold and chartered back one International Flag Panamax Product Carrier, which bareboat charter is classified as an operating lease. The aggregate gain on the transaction of approximately $1,018,000 was deferred and is being amortized over the approximately twelve year term of the lease as a reduction of charter hire expenses. The lease provides the Company with certain purchase options.

2.                   Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Leases (continued):

Dollars in thousands at June 30, 2009	Amount	Revenue Days
2009	$156,353	5,183
2010	251,943	7,362
2011	203,321	4,577
2012	140,928	2,717
2013	98,983	1,705
Thereafter	87,697	1,385
Net minimum lease payments	$939,225	22,929

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

Note L — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen), and postretirement health care and life insurance plans was not material during the six months ended June 30, 2009 and 2008.

The Company expects that its required contribution in 2009 with respect to its domestic defined benefit pension plan will be approximately $1,800,000, of which $75,000 was funded during the six months ended June 30, 2009.

Note M — Other Income/(Expense):

Other income/(expense) consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Investment income:
Interest and dividends	$881	$2,649	$2,080	$8,946
Gain/(loss) on sale of securities and other investments and write-down of securities	(3,021)	1	(3,290)	(6)
	(2,140)	2,650	(1,210)	8,940
Loss on repurchases of debt	—	(6,834)	—	(6,934)
Gain/(loss) on derivative transactions	720	(42,409)	1,392	(45,664)
Miscellaneous — net	(404)	189	299	223
	$(1,824)	$(46,404)	$481	$(43,435)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note N — Related Party Transactions:

Effective April 1, 2008, OSG entered into time charter agreements with a subsidiary, OSG America L.P. for the charter-out of the Liberty/M 300 and the OSG Constitution/OSG 400 at fixed daily rates. The agreement assigned the charter contracts on these two ATBs to OSG America L.P. The terms of each of the charters end simultaneously with the completion of each unit’s lightering service, which was in December 2008 for the Liberty/M 300 and is expected to occur in 2009 for the OSG Constitution/OSG 400. On October 10, 2008, OSG converted the time charter agreement on the OSG Constitution/OSG 400 to a bareboat charter agreement. In addition, also effective April 1, 2008, the Company entered into time charter agreements with OSG America L.P. to charter-in five vessels, three of which were employed by OSG America L.P. in the spot market (two ATBs, the OSG Columbia/OSG 242 and the OSG Independence/OSG 243, and one Product Carrier, the Overseas New Orleans) and two Product Carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009. The charter-in of the Overseas Philadelphia has not started because the then current charter was extended. All five of these charter-in agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s then current charter and ending on or about December 31, 2009. At the time of the agreement, management believed that the fixed daily rates in the above charter-in agreements were at rates that approximated market rates.

Note O — Severance and Relocation Costs:

The Company entered into an agreement effective February 1, 2009 in connection with the resignation of one of its senior officers. The agreement provides for payments aggregating to approximately $1,200,000 to be made to such senior officer in accordance with the Company’s amended and restated Severance Protection Plan, which was effective December 31, 2008. The Company recognized the expense in the first quarter of 2009. In addition, in the first quarter of 2009, the Company completed a review of staffing requirements for its U.S. Flag business. In connection therewith, six employees were terminated and certain employees were relocated from the New York headquarters office to the Tampa office. In connection with such staff reductions, the Company recorded $514,000 in severance costs and $600,000 in relocation costs in the first quarter of 2009 and an additional $148,000 in relocation expenses in the second quarter of 2009.

Note P—Supplemental Schedule of Noncash Investing Activities:

In January 2009, OSG sold the TI Africa to a joint venture between the Company and Euronav NV in exchange for cash of $50,000,000 and advances of $150,000,000. Euronav’s share of such advances ($75,000,000) was settled through its sale of the TI Asia to the joint venture in the fourth quarter of 2008.

Investment in Affiliated Companies	$74,595,000
Liability to Euronav NV	75,000,000
Carrying Amount of Vessel and Deferred Drydock Expenditures	(96,252,000)
Gain on Disposal of Vessel	(53,343,000)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note Q—Subsequent Event:

On July 29, 2009, OSG announced that it intends to initiate a tender offer for all of the outstanding publicly held common units of OSG America L.P., a Delaware limited partnership formed by the Company, for $8.00 in cash per unit.  As of June 30, 2009, the Company effectively owns 77.1% of OSG America L.P. The tender offer, which is expected to commence in late August 2009, will be conditioned upon, among other things, more than 4,003,166 common units being tendered such that OSG would thereupon own at least 80% of the outstanding common units of OSG America L.P.  Following the completion of the tender offer, OSG expects to acquire any remaining units not tendered through the exercise of a repurchase right contained in OSG America’s partnership agreement.  OSG currently owns 8,000,435 units of the 15,000,000 total common units outstanding.

On August 6, 2009, legal counsel to the conflicts committee of the Board of Directors of OSG America L.P.’s general partner sent a letter to OSG expressing the informal sense of the conflicts committee that, were OSG to proceed with the proposed tender offer at the current price, the conflicts committee would recommend that common unitholders reject the offer and not tender their units pursuant to the offer.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of June 30, 2009 consisted of 112 vessels aggregating 11.3 million dwt and 864,800 cbm, including 56 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 112 vessels, charters-in for 11 vessels are scheduled to commence upon delivery of the vessels between 2009 and 2011 and 15 newbuilds are scheduled for delivery between 2009 and 2011, bringing the total operating and newbuild fleet to 138 vessels.

Recent Developments:

On July 29, 2009, OSG announced that it intends to initiate a tender offer for all of the outstanding publicly held common units of OSG America L.P., a Delaware limited partnership formed by the Company, for $8.00 in cash per unit.  As of June 30, 2009, the Company effectively owns 77.1% of OSG America L.P. The tender offer, which is expected to commence in late August 2009, will be conditioned upon, among other things, more than 4,003,166 common units being tendered such that OSG would thereupon own at least 80% of the outstanding common units of OSG America L.P.  OSG currently owns 8,000,435 units of the 15,000,000 total common units outstanding. Following the completion of the tender offer, OSG expects to acquire any remaining units not tendered through the exercise of a repurchase right contained in OSG America’s partnership agreement. The Company will fund the purchase of the outstanding common units from available cash or borrowings under existing credit facilities.

On August 6, 2009, legal counsel to the conflicts committee of the Board of Directors of OSG America L.P.’s general partner sent a letter to OSG expressing the informal sense of the conflicts committee that, were OSG to proceed with the proposed tender offer at the current price, the conflicts committee would recommend that common unitholders reject the offer and not tender their units pursuant to the offer.

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

Overview

Average second quarter 2009 spot rates for all crude oil (VLCC, Suezmax, Aframax and Panamax) and product carriers were significantly below second quarter 2008 rates as a reduction in worldwide oil demand combined with lower OPEC production levels. At the same time, new tanker tonnage entered the market, which lowered tanker utilization rates and exacerbated an already weak freight rate environment.

The economic downturn that began in 2008 resulted in negative GDP performance in the first half of 2009 in OECD countries and significantly impacted world oil demand.  Total world oil demand in the second quarter of 2009 amounted to 83.1 million barrels per day (“b/d”), down 3.7%, or 3.2 million b/d from the second quarter of 2008 with OECD countries accounting for about 95% of this decline.

Second quarter 2009 oil demand in OECD North America, Europe and the Pacific declined by 7.2%, 5.4% and 8.8%, respectively, compared with second quarter 2008 levels representing a total decline in OECD countries of 3.2 million b/d. Second quarter demand in non-OECD countries approximated second quarter 2008 levels as demand growth in China and the Middle East offset lower oil demand in Other Asia and in the FSU.

The sharp decline in world demand for oil caused by the global economic contraction prompted OPEC to curtail output to maintain crude oil prices within its price target range. A pledged reduction of 4.2 million b/d in production quotas took effect in the fourth quarter of 2008. However, as crude oil prices increased during the second quarter of 2009, compliance with the reduced quotas slipped from over 80% compliance in the first quarter of 2009 to approximately 74% in the second quarter. Nevertheless, second quarter 2009 OPEC production levels were still approximately 2.9 million b/d less than the second quarter of 2008, of which 2.1 million b/d represented lower Middle East production.

The reduction in oil demand in the second quarter of 2009, specifically in middle distillates, led to a reduction in refining margins and to a drop in refining utilization levels in all OECD areas compared with the same year ago timeframe. This had a negative effect on both crude oil and product seaborne trades, resulting in a decline in tonne-mile demand.

Worldwide oil inventory volumes of both crude oil and products continued to build in the second quarter of 2009. In both the U.S. and Europe, total distillate inventory levels rose significantly above their five-year average. Consequently, some newbuild crude oil tankers entered the fleet as floating storage for clean products while a number of existing crude oil and product carriers continued to serve as floating storage for crude oil and distillates (specifically diesel), respectively as both markets remained in contango. The utilization of tankers for floating storage for both crude oil and clean products provided some support for second quarter 2009 rates.

Seaborne crude oil imports into China during the second quarter of 2009 increased by approximately 20% over the second quarter of 2008. A portion of this increase was used to rebuild strategic reserves. Additionally, record refining throughput levels were achieved in the second quarter as new refineries commenced operations. Transportation fuel demand continued to increase as car sales were up by about 34% in the month of May to 1.12 million units compared with May 2008.

Tanker rates during the first half of 2009 were also significantly below rates realized in the first half of 2008. First half of 2008 tanker rates reflected an increase in world oil demand coupled with a net decline in fleet tonnage. The reverse situation occurred in 2009 as world oil demand declined as fleet tonnage increased.

World oil demand during the first six months of 2009 averaged approximately 83.8 million b/d, which is down 3.1 million b/d, or 3.6%, from the first half of 2008. Demand in OECD areas declined by 6.0% primarily due to a reduction in middle distillate demand while demand in non-OECD areas declined only by about 0.7%.

OPEC production during the first six months of 2009 averaged approximately 3.0 million b/d less than the first half of 2008. Approximately 68% of the decline was centered in Middle East OPEC countries, particularly Saudi Arabia, which remained in 100% compliance with its production quota. The remaining decline in OPEC production was about evenly split between OPEC’s North African, West African and South American members. A reduction in long-haul movements from the Middle East to both western and eastern destinations reduced tonne-mile demand during the first half of 2009.

The global financial crisis significantly impacted the tanker orderbook during the latter part of 2008 and through the first half of 2009. No VLCCs were ordered in the first half of 2009 against only one order in the last quarter of 2008. Also, no Suezmaxes or Aframaxes were ordered in the first half of 2009.

Fuel oil prices in the first half of 2009 were relatively strong compared with prices for crude oil and other products. OPEC crude oil production cuts were focused in the medium and heavy sour crude oil grades that yield more residual fuel oils than lighter sweet crude oils. Lower worldwide refinery  utilization (except in China where refinery runs increased) combined with an increase in refinery upgrade capacity that cracks fuel oil into gasoline and middle distillates also reduced bunker availability, keeping bunker fuel prices strong relative to crude oil and other oil products.

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average	$13,300	$108,300	$26,800	$95,900
High	$39,500	$199,300	$80,700	$250,000
Low	$(4,500)	$28,300	$(4,500)	$28,300

* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the second quarter and first six months of 2009 averaged $13,300 per day and $26,800 per day, respectively. Second quarter and first half rates were 88% and 72% respectively below rates realized in the same periods of 2008. Second quarter 2009 rates were also 67% below those in the first quarter of 2009.

Lower 2009 rates reflected a significant decline in long-haul crude movements from the Middle East. A reduction in oil demand in OECD countries coupled with lower refining margins led to cuts in discretionary refinery throughput levels throughout the world, except in China. Tanker deliveries in the first six months of 2009 far exceeded conversions and deletions, resulting in an increase in the fleet even as tonne-mile demand declined.

VLCC rates reached their low point from the middle of May through the first week in June. Negative time charter rates during this period reflected owners’ willingness to accept rates below bunker fuel costs to reposition their tankers to more favorable markets. Rates rose in June as crude movements increased due to a pickup in imports into China and a slippage in OPEC quota production compliance. Additionally, a contango in the middle distillate markets made it favorable to store diesel and aviation gasoline on newly delivered VLCCs.

Refinery utilization levels in the U.S. during the second quarter of 2009 averaged 84.3%, down from the 88.2% rate experienced in the second quarter of 2008. In Japan, refining runs were down approximately 350,000 b/d compared with the second quarter of 2008, which brought refinery utilization levels below 80%. Refinery utilization rates in Europe during the second quarter were also under 80%, with runs approximately 500,000 b/d below those in the same year ago period.

Weak oil demand also caused increased worldwide inventory levels to rise as days of forward supply cover reached record levels in some OECD countries. U.S. crude oil inventory levels were approximately 350 million barrels at the end of the second quarter of 2009, about 50 million barrels above levels at the same time, last year. While U.S. gasoline inventories were within their five-year range, middle distillate inventory levels reached record levels. Additionally, both crude oil and middle distillate inventories in Europe at the end of the second quarter of 2009 were above their five-year average. Higher Atlantic Basin inventory levels filled onshore storage facilities and necessitated using tankers to store both crude and distillates.

The buildup of strategic oil reserves combined with an increase in refinery runs significantly increased seaborne crude oil imports into China during the second quarter of 2009. Refinery runs in China attained record levels in the second quarter of 2009 as three new refineries totaling 600,000 b/d came on line. Seaborne cargoes destined to China were up 22% overall in the second quarter of 2009 compared with the second quarter of 2008, including a 28% increase in long-haul movements from West Africa.

There were thirty-two VLCC deliveries compared with six deletions during the first half of 2009.   The total number of VLCCs in service, both trading and for other uses, as of July 1, 2009 was 535 (159.3 million dwt). The VLCC orderbook totaled 224 vessels (69.5 million dwt) at July 1, 2009, equivalent to 43.6% of the existing VLCC fleet, based on deadweight tons. As of June 30, 2009, single-hull tankers comprised 19.6% of the existing VLCC fleet, based on deadweight tons.

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average	$17,700	$74,500	$27,600	$61,000
High	$35,000	$106,000	$49,200	$106,000
Low	$6,000	$39,000	$6,000	$27,000

* Based on West Africa to U.S. Gulf Coast

Rates for Suezmaxes trading out of West Africa in the second quarter of 2009 averaged $17,700 per day, 76% below rates in the second quarter of 2008 and 53% below the first quarter of 2009. Rates during the first half of 2009 averaged $27,600 per day, 55% below rates in the first half of 2008.

Rates in the second quarter of 2009 were negatively influenced by force majeure in Nigeria as Shell Oil Company, Chevron and ENI were forced to shut in production due to infrastructure damaged from attacks by insurgents. U.S. imports of Nigerian crude oil in the first half of 2009 were approximately 35% to 40% below 2008 levels, effectively reducing demand for Suezmax tankers. The reduction of approximately 300,000 b/d of North African OPEC production in both the second quarter and first six months of 2009 compared with the same year ago periods also adversely impacted Suezmax tonne-mile demand.

Crude oil movements via the B-T-C pipeline to the port of Ceyhan during both the second quarter and first six months of 2009 were unchanged from 2008 levels. With Caspian crude production that feeds the B-T-C pipeline forecasted to remain unchanged in 2009, crude oil exports from the port of Ceyhan, which increased in both 2007 and 2008, should also remain at a constant level in 2009.

Unlike the first six month of 2008 when strong worldwide demand for diesel generated additional light sweet crude oil shipments into Asia from longer-haul sources, weaker global demand for diesel in 2009 resulted in a decrease in light sweet crude oil movements into Asia, significantly limiting employment opportunities for Suezmax tankers. However, a modest increase in the utilization of Suezmax tankers to move Arabian Gulf crude cargoes to refiners in India somewhat offset the reduction in longer-haul Suezmax tanker cargoes.

Twenty-one Suezmax tankers were delivered over the first half of 2009 compared with three deletions.  However, some of these newly delivered tankers found employment as floating storage for middle distillates, lending some support to Suezmax tanker rates during the quarter.

The world Suezmax fleet stood at 378 vessels (57.6 million dwt) at July 1, 2009. The Suezmax orderbook was 163 vessels (25.5 million dwt) at July 1, 2009, representing 44.2% of the existing Suezmax fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average	$9,200	$53,400	$16,700	$44,600
High	$17,500	$95,000	$73,000	$95,000
Low	$3,400	$19,300	$3,400	$5,200

* Based on Caribbean to the U.S .Gulf and Atlantic Coasts.

Rates for Aframaxes operating in the Caribbean during the second quarter of 2009 averaged $9,200 per day, a decline of 83% from the second quarter of 2008 and 62% from the first quarter of 2009. Rates in the first half of 2009 averaged $16,700 per day, 63% less than the first half of 2008.

Aframax rates were weakest in the early part of the second quarter of 2009 but firmed up towards the end of the quarter. The strength in rates late in the quarter can at least be partially attributed to increased purchases of Russian crude oil before a significant increase in export duties scheduled for July 1, 2009.

Lower Mexican crude oil production in both the second quarter and the first six months of 2009 compared with 2008 adversely impacted freight rates. Additionally, production declines in the North Sea in the second quarter of 2009 were exacerbated by heavier-than-normal maintenance activities. Demand for crude oil by both U.S. and European refiners fell sharply from last year as refinery runs decreased on both side of the Atlantic Ocean in the face of falling oil product demand.

The Aframax fleet increased in the first half of 2009 as 57 vessels delivered against only seven deletions. The world Aframax fleet reached 845 vessels (87.9 million dwt) at July 1, 2009. The Aframax orderbook was 197 vessels (21.7 million dwt) at July 1, 2009, representing 24.6% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils*
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average	$13,900	$35,000	$17,600	$31,800
High	$23,000	$51,000	$38,000	$53,800
Low	$3,700	$26,700	$3,700	$14,300

*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $13,900 per day during the second quarter of 2009, 34% lower than the previous quarter and 60% below the corresponding quarter in 2008. First half 2009 rates were 45% below rates in the first half of 2008.

The decline in rates in this sector was more moderate than those realized in the larger tanker sectors. Panamax tankers that were chartered early in the quarter generally had storage options that were exercised. In the second quarter, approximately 20 to 25 tankers were used to store clean products, primarily middle distillates, which was supportive of rates.

Refinery utilization levels dropped on the U.S. West Coast from 86.8% in the second quarter of 2008 to 77.1% in the second quarter of 2009. This lowered second quarter 2009 crude oil import requirements and reduced crude oil deliveries from Ecuador to West Coast refineries.

The world Panamax fleet at July 1, 2009 was 428 vessels (29.8 million dwt), a net increase of 21 tankers since the beginning of 2009.  The Panamax orderbook was 115 vessels (8.1 million dwt) at July 1, 2009, representing 27.1% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average	$6,800	$28,300	$8,900	$22,800
High	$15,500	$38,000	$18,200	$38,000
Low	$1,500	$11,100	$1,500	$11,100

* Based on 60% trans-Atlantic and 40% Caribbean to U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $6,800 per day during the second quarter of 2009, about 76% below those in the second quarter of 2008 and 39% less than those in the first quarter of 2009. Rates in the first half of 2009 averaged $8,900 per day, 61% less than the first half of 2008.

Product Carrier rates in the first half of 2009 reflected a reduction in middle distillate (i.e., diesel, kerosene and aviation gasoline) demand throughout the world. Compared with 2008, middle distillate demand in the first half of 2009 was down approximately 5%, significantly reducing arbitrage opportunities in 2009. The diesel crack spread in the first half of 2009 was significantly below that realized in the same timeframe in 2008. This contributed to reductions in refinery runs and a global decline in diesel seaborne shipments. Lower refinery utilization rates in Europe, which effectively reduced the volumes of gasoline manufactured, in conjunction with more-than adequate U.S. gasoline inventories that fell within their five-year average range, curtailed the level of trans-Atlantic gasoline movements.

Naphtha feedstock movements from the Middle East to Asia declined as petrochemical plants in Asia scaled-back production of petrochemical products.

The start-up of a new refinery in Vietnam significantly reduced product movements into that country while diesel imports into China, which reached an all-time high in the second quarter of 2008 in advance of the Olympics, fell significantly during 2009 as additional refining capacity in China came on line.

As a result of the above factors, Product Carrier tonne-mile demand declined in 2009 relative to 2008 levels.

A net of 55 Handysize Product tankers entered the fleet during the first half of 2009. There were 74 deliveries and 19 deletions. The world Handysize fleet reached 1,511 vessels (64.0 million dwt) at July 1, 2009. The Handysize orderbook was 410 vessels (19.0 million dwt) at July 1, 2009, equivalent to 29.7% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
40,000 dwt Tankers	$31,900	$38,900	$39,300	$44,500
30,000 dwt ATBs	$22,200	$21,400	$26,400	$26,500

Rates for Jones Act Product Carriers and ATBs during the second quarter of 2009 averaged $31,900 per day and $22,200 per day, respectively.  Rates for the Product Carriers were 18% below those in the second quarter of 2008 while the ATB rates were 4% higher. Second quarter 2009 rates for the Product Tankers and ATBs were respectively 32% and 27% below first quarter 2009 rates.

Lower oil demand in the U.S., especially for middle distillates, resulted in a decline in refining utilization levels on the U.S. Gulf Coast which accounts for approximately 48% of total refining capacity in the U.S. Second quarter 2009 refining utilization rates averaged about 85.5% compared with 88.4% during the second quarter of 2008, resulting in a reduction in seaborne movements of approximately 250,000 b/d of clean product. There was also additional tonnage in the marketplace, as six vessels that had been engaged in the grain trade in 2008 now compete in the product spot market. As a result of lower demand and increased availability of suitable tonnage, Product Tankers and ATBs had to wait longer for cargoes. This resulted in lower TCE rates for Product Tankers in the second quarter of 2009 relative to both the first quarter of 2009 and second quarter of 2008.

ATB rates in the second quarter of 2009 were slightly higher than those in the second quarter of 2008 despite the fact that the ATB market was subject to the same adverse market conditions as tankers. This was largely due to a significant decrease in the price of diesel fuel, which is the primary fuel used to power ATBs. A significant decrease in U.S. diesel demand is what caused the cost of diesel fuel to fall so substantially. Tankers, on the other hand, typically run on fuel oil (bunkers), which increased in price relative to crude oil.

Refinery utilization rates on the U.S. East Coast during the second quarter of 2009 were approximately 71%, down from 81% in the second quarter of 2008. One factor that contributed to the lower refining utilization rates and reduced crude oil requirements was planned maintenance at the Delaware City refinery. The Delaware Bay lightering business transported an average of 199,000 b/d during the second quarter, which was 22% below the amount transported in the second quarter of 2008, but slightly above lightering volumes in the first quarter of 2009.

Three Jones Act vessels were delivered in the second quarter. This resulted in 67 Jones Act vessels that were available for trading as of June 30, 2009. Due to the reduction in transport requirements thus far in 2009, 12 vessels in the Jones Act fleet were idle at the end of the second quarter.

The June 30, 2009 Jones Act Product Carrier orderbook consisted of 20 tankers and barges in the 160,000 to 420,000 barrel size range that are scheduled for delivery through 2013, and one additional vessel scheduled for conversion, resulting in a total orderbook of 21 vessels. These additions will be partially offset by deletions as there are 13 vessels that will be phased out in accordance with OPA 90 regulations and an additional four double hull vessels that are over 35 years old and will also likely be retired during this period.

Outlook

According to the International Energy Agency (“IEA”), world oil demand in 2009 is expected to average 83.8 million b/d, a decline of 2.9%, or 2.5 million b/d below 2008 levels. Oil demand in the third and fourth quarters of 2009 are forecasted to decline by 2.6% and 1.7% from the third and fourth quarters of 2008, respectively, which suggests that the weakest period for oil demand may be behind us.

Tanker rates are expected to remain under pressure during the second half of 2009. The first half of 2009 reflected an environment where product demand fell faster than refinery runs, resulting in a substantial increase in inventory levels and opening up more employment opportunities for tankers as floating storage. A larger-than usual portion of the demand for products during the remainder of 2009 will likely be filled from working down inventories, both offshore and onshore, thus reducing demand for shipping.

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

U.S. and world economic news continues to show some signs of improvement from earlier this year. The International Monetary Fund (“IMF”) recently increased its 2009 GDP estimate for China from 6.5% to 7.5% and forecasts 8.5% growth in 2010. Macroeconomic indicators point to a rebound in U.S. GDP growth as well, which is expected to improve from a 2.6% contraction in 2009 to a 0.8% increase in 2010. The IMF forecasts that there will be a global economic expansion of 2.5% in 2010 compared with a contraction in world growth of 1.4% in 2009.

An increase in oil demand should follow any economic expansion in 2010. The IEA predicts that demand will rise by approximately 1.7%, which translates into an increase of approximately 1.4 million b/d, of which 40% will occur in Asia and the rest in other non-OECD areas. A decrease in upstream capital spending in 2009 will exacerbate declines in mature oil producing areas. The increase in oil demand forecast for 2010 should therefore increase the call on OPEC crude supplies, resulting in an increase in tonne-mile demand over 2009 levels.

The phaseout of single hull tankers should begin in earnest in 2010. The use of single hull tankers delivering crudes to Asia is steadily declining and there are very few places in the world today where a steady trade for single hull VLCCs exists. It is expected that a majority of single hull tankers will be scrapped in 2010, which will favorably impact tanker utilization rates.

The economic and financial crisis has, and will continue to, impact the shipping industry.  Owners who have placed tanker orders and are facing liquidity and covenant issues may not be able to fulfill their contractual obligations with the shipyards, resulting in cancellations or distressed sales. The delivery dates for tankers that are currently being built, or that are scheduled to undergo construction shortly, could be delayed. Uncertainty as to whether the tankers in the current orderbook will be built or delivered, or face delays in delivery schedules will impact future tanker utilization rates.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico during the second half of 2009 could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Geopolitical events, such as ongoing violence in Nigeria’s oil producing Niger delta and escalating tensions with Iran could also cause changes in supply patterns that could significantly impact rates.

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

Newly Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board established principles and requirements for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement introduces the concept of when financial statements are considered issued or are available to be issued.  The statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.   The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

Income from Vessel Operations:

During the second quarter of 2009, TCE revenues decreased by $137,729,000, or 36%, to $248,385,000 from $386,114,000, in the second quarter of 2008 mainly due to a significant decrease in the daily TCE rates earned by all of the Company’s international flag vessel classes, offset by a 77 day increase in revenue days. During the second quarter of 2009, approximately 48% of the Company’s TCE revenues were derived from spot earnings, compared with 61% in the second quarter of 2008. In the second quarter of 2009, approximately 52% of TCE revenues were generated from fixed earnings, which comprise time or bareboat charters (“term”) and synthetic time charters (which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters through hedging with FFAs and bunker swaps that qualify as cash flow hedges). Fixed earnings represented 39% of the Company’s TCE revenues in the second quarter of 2008. During the first six months of 2009, TCE revenues decreased by $220,774,000, or 29%, to $541,174,000 from $761,948,000 in the first six months of 2008. During the first six months of 2009, approximately 53% of the Company’s TCE revenues were derived from spot earnings compared with 64% in the first six months of 2008. In the first six months of 2009, approximately 47% of TCE revenues were generated from time, bareboat, or synthetic time charters compared with 36% in the first six months of 2008.

OSG operates most of its crude oil tankers in commercial pooling arrangements (“Pools”). The Pools’ cargo commitments make them attractive, but such cargo commitments limit the Pools’ ability to support any significant portfolio of time charters. Accordingly, OSG enters into forward freight agreements (“FFAs”) and bunker swaps seeking to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and that are effective, are reflected in TCE revenues in the periods to which such hedges relate. The Company achieved average TCE rates for VLCCs of $45,864 per day for 817 days and $73,832 per day for 609 days covered by such effective hedges for the second quarter of 2009 and 2008, respectively. The June 30, 2009 mark-to-market for derivative positions through 2010 that qualify for hedge accounting treatment, which are considered to be effective, are recorded in accumulated other comprehensive loss (equity). The actual results of these hedge positions will be reflected in the Company’s earnings in the periods to which the positions relate.

The results of derivative positions that do not qualify for hedge accounting treatment are reflected in other income/(expense) and resulted in a gain of $720,000 in the second quarter of 2009 and a loss of $42,409,000 in the second quarter of 2008.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the second quarter of 2009, income from vessel operations decreased by $146,024,000 to $799,000 from $146,823,000 in the second quarter of 2008. During the first six months of 2009, income from vessel operations decreased by $144,902,000 to $129,344,000 from $274,246,000 in the first six months of 2008. See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations. Information with respect to the

Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
TCE revenues	$128,145	$254,950	$288,131	$503,810
Vessel expenses	(24,464)	(28,569)	(50,002)	(57,365)
Charter hire expenses	(60,273)	(72,675)	(132,884)	(137,700)
Depreciation and amortization	(18,418)	(18,361)	(36,295)	(36,895)
Income from vessel operations (a)	$24,990	$135,345	$68,950	$271,850
Average daily TCE rate	$27,900	$55,571	$30,669	$55,117
Average number of owned vessels (b)	24.8	25.5	24.5	25.7
Average number of vessels chartered-in under operating leases	26.8	26.1	28.5	25.2
Number of revenue days (c)	4,593	4,588	9,395	9,141
Number of ship-operating days:(d)
Owned vessels	2,261	2,320	4,439	4,686
Vessels bareboat chartered-in under operating leases	567	546	1,187	1,064
Vessels time chartered-in under operating leases	1,607	1,649	3,516	3,146
Vessels spot chartered-in under operating leases	268	175	454	383

(a)	Income from vessel operations by segment is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs and gain/(loss) on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)

Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2009 and 2008 between spot and fixed earnings and the related revenue days. The Company has entered into FFAs and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs and Aframaxes in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment, are reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

	2009		2008
Three months ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$32,020	$45,864	$98,747	$73,832
Revenue days	500	817	819	609
Suezmaxes:
Average rate	$23,847	$—	$61,098	$—
Revenue days	221	—	182	—
Aframaxes:
Average rate	$21,441	$37,455	$44,514	$30,235
Revenue days	1,749	204	1,475	325
Panamaxes:
Average rate	$18,776	$26,288	$35,625	$26,492
Revenue days	592	421	544	452

	2009		2008
Six months ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$40,398	$43,441	$98,648	$80,487
Revenue days	1,112	1,542	2,065	834
Suezmaxes:
Average rate	$32,140	$—	$47,649	$—
Revenue days	452	—	336	—
Aframaxes:
Average rate	$25,688	$38,025	$40,063	$30,765
Revenue days	3,605	429	2,931	644
Panamaxes:
Average rate	$23,134	$26,591	$35,086	$26,565
Revenue days	1,206	868	1,088	903

During the second quarter of 2009, TCE revenues for the International Crude Tankers segment decreased by $126,805,000, or 50%, to $128,145,000 from $254,950,000 in the second quarter of 2008 reflecting significant decreases in average rates earned on all classes of crude tankers operating in the spot market.

Vessel expenses decreased by $4,105,000 to $24,464,000 in the second quarter of 2009 from $28,569,000 in the second quarter of 2008, principally attributable to a decrease in average daily vessel expenses of $1,355 per day. This decrease is primarily due to the timing of delivery of stores and spares, reductions in repairs and the renegotiation of the fixed rate technical management agreements between the Company and DHT Maritime, Inc., formerly Double Hull Tankers, Inc. (“DHT”), on seven tankers, effective January 17, 2009. Under the renegotiated agreements, DHT is responsible for all vessel expenses. Charter hire expenses decreased by $12,402,000 to $60,273,000 in the second quarter of 2009 from $72,675,000 in the second quarter of 2008, principally as a result of lower profit share due to owners reflecting lower TCE rates achieved on the VLCC and Aframax fleets.

During the first six months of 2009, TCE revenues for the International Crude Tankers segment decreased by $215,679,000, or 43%, to $288,131,000 from $503,810,000 in the first six months of 2008 reflecting significant decreases in average rates earned on the VLCC and Aframax fleets, partially offset by a 254 day increase in revenue days.  The increase in days reflects increased days attributable to the OSG Lightering business during 2009.

Vessel expenses decreased by $7,363,000 to $50,002,000 in the first six months of 2009 from $57,365,000 in the first six months of 2008 reflecting a net decrease of 124 owned and bareboat chartered-in days and a decrease in average daily vessel expenses of $1,119 per day. The decrease in average daily vessel expenses is primarily due to the renegotiation of the DHT technical management agreements discussed above. Charter hire expenses decreased by $4,816,000 to $132,884,000 in the first six months of 2009 from $137,700,000 in the first six months of 2008, principally as a result of lower profit share due to owners, as a result of lower TCE rates achieved on the VLCC and Aframax fleets, partially offset by a 493 day increase in bareboat and time chartered-in days.

International Product Carriers (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
TCE revenues	$63,581	$71,597	$134,766	$138,004
Vessel expenses	(22,305)	(23,695)	(44,154)	(45,126)
Charter hire expenses	(29,944)	(18,316)	(55,963)	(34,119)
Depreciation and amortization	(11,634)	(13,614)	(23,436)	(27,411)
Income from vessel operations	$(302)	$15,972	$11,213	$31,348
Average daily TCE rate	$18,331	$22,348	$19,601	$21,708
Average number of owned vessels	14.1	15.3	14.6	15.7
Average number of vessels chartered-in under operating leases	26.1	20.9	25.0	20.3
Number of revenue days	3,469	3,204	6,875	6,357
Number of ship-operating days
Owned vessels	1,286	1,395	2,636	2,851
Vessels bareboat chartered-in under operating leases	1,602	1,456	3,076	2,883
Vessels time chartered-in under operating leases	774	449	1,442	813

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2009 and 2008 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2009		2008
Three months ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$17,470	$19,837	$35,140	$18,625
Revenue days	364	103	182	180
Handysize Product Carriers:
Average rate	$16,715	$19,680	$25,131	$20,799
Revenue days	1,270	1,571	1,031	1,811

	2009		2008
Six months ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$21,140	$19,115	$34,876	$18,633
Revenue days	647	282	364	362
Handysize Product Carriers:
Average rate	$19,362	$19,552	$24,849	$20,081
Revenue days	2,393	3,299	1,863	3,768

During the second quarter of 2009, TCE revenues for the International Product Carriers segment decreased by $8,016,000, or 11%, to $63,581,000 from $71,597,000 in the second quarter of 2008. This decrease in TCE revenues principally resulted from a decrease in average rates earned on the Handysize Product Carriers operating, in the spot market partially offset by a 265 day increase in revenue days. The two Panamax Product Carriers that were operating on time charters were sold during the second quarter of 2009.

Vessel expenses decreased by $1,390,000 to $22,305,000 in the second quarter of 2009 from $23,695,000 in the second quarter of 2008 principally due to a decrease in average daily vessel expenses of $585 per day. The decrease in average daily expenses was principally driven by the planned redelivery of nine older Handysize Product Carriers in June and July. Charter hire expenses increased by $11,628,000 to $29,944,000 in the second quarter of 2009 from $18,316,000 in the second quarter of 2008 due to an increase in chartered-in modern Handysize Product Carriers, the sale and charter back of two Panamax Product Carriers, and two LR2s that operated in the International Product Carriers segment for the majority of the quarter.  These increases were offset by the expiration of bareboat charters on four older Handysize Product Carriers between December 2008 and January 2009. Depreciation and amortization decreased by $1,980,000 to $11,634,000 in the second quarter of 2009 from $13,614,000 in the second quarter of 2008 principally due to the expiration of the bareboat charters on the four older Handysize Product Carriers. By the end of August 2009, all 13 of the older Handysize Product Carriers will have been redelivered to the owners at the expiry of their respective charters.

During the first six months of 2009, TCE revenues for the International Product Carriers segment decreased by $3,238,000, or 2%, to $134,766,000 from $138,004,000 in the first six months of 2008. This decrease in TCE revenues resulted from the decrease in average rates earned on the Handysize Product Carriers operating in the spot market, partially offset by a 518 day increase in revenue days.

Vessel expenses decreased by $972,000 to $44,154,000 in the first six months of 2009 from $45,126,000 in the first half of 2008 principally due to a $139 per day decrease in average daily vessel expenses. Charter hire expenses increased by $21,844,000 to $55,963,000 in the first six months of 2009 from $34,119,000 in the first six months of 2008 due to the increase in chartered-in vessels discussed above. Depreciation and amortization decreased by $3,975,000 to $23,436,000 in the first six months of 2009 from $27,411,000 in the first six months of 2008 principally due to the expiration of the charters on the four older Handysize Product Carriers discussed above.

In 2005, the Company reflagged three Handysize Product Carriers (the Overseas Ambermar, the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the “Program”). In September 2008, the Overseas Ambermar exited the program and was reflagged under the Marshall Islands Flag. Through 2008, each of the vessel owning companies received approximately $2,600,000 per year. Such subsidy, which was increased to $2,900,000 in 2009, is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Other International (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
TCE revenues	$1,957	$7,887	$3,891	$15,666
Vessel expenses	(522)	(1,123)	(1,048)	(1,762)
Charter hire expenses	—	(3,137)	—	(6,303)
Depreciation and amortization	(1,597)	(1,543)	(3,215)	(3,137)
Income from vessel operations	$(162)	$2,084	$(372)	$4,464
Average daily TCE rate	$21,500	$28,886	$21,500	$28,739
Average number of owned vessels	1.0	1.0	1.0	1.0
Average number of vessels chartered in under operating leases	—	2.0	—	2.0
Number of revenue days	91	273	181	545
Number of ship-operating days:
Owned vessels	91	91	181	182
Vessels time chartered-in under operating leases	—	182	—	363

As of June 30, 2009, the Company operated one Other International Flag vessel, a Pure Car Carrier. During the third quarter of 2008, the time charters-in of two International Flag Dry Bulk Carriers and related purchase options for such vessels were sold. All three vessels were employed on long-term charters.

U. S. Segment (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
TCE revenues	$54,702	$51,680	$114,386	$104,468
Vessel expenses	(22,657)	(24,398)	(48,274)	(46,401)
Charter hire expenses	(14,378)	(9,240)	(27,090)	(15,917)
Depreciation and amortization	(13,241)	(13,797)	(25,825)	(27,463)
Income from vessel operations	$4,426	$4,245	$13,197	$14,687
Average daily TCE rate	$34,806	$32,640	$35,071	$32,997
Average number of owned vessels	15.9	16.0	15.9	16.5
Average number of vessels chartered in under operating leases	6.2	3.9	5.9	3.4
Number of revenue days	1,572	1,583	3,262	3,166
Number of ship-operating days:
Owned vessels	1,443	1,456	2,883	3,003
Vessels bareboat chartered-in under operating leases	566	354	1,062	627

In late-June 2008, the Company purchased two Product Carriers, the Overseas New Orleans and Overseas Philadelphia, which had previously been operating on bareboat charters-in that were classified as capital leases.

During the second quarter of 2009, TCE revenues for the U.S. segment increased by $3,022,000, or 6%, to $54,702,000 from $51,680,000 in the second quarter of 2008. The increase was the result of an increase in the average rates earned during the period.  This increase in rates reflects the delivery of four additional bareboat chartered-in Jones Act Product Carriers subsequent to March 31, 2008, all of which were time chartered.  The related increase in revenue attributable to these new Jones Act Product Carriers was offset by the removal from service of one U.S. Flag Tanker, the Overseas Integrity, and one U.S. Flag Barge, the M 300, in the fourth quarter of 2008 pending their sale, and the lay-up of two Product Carriers and one ATB for a substantial portion of the second quarter of 2009.

Vessel expenses decreased by $1,741,000 to $22,657,000 in the second quarter of 2009 from $24,398,000 in the second quarter of 2008 principally due to the lay-up of five vessels during the second quarter of 2009, including the Overseas Integrity and M 300, which were both sold in late-June 2009. Charter hire expenses increased by $5,138,000 to $14,378,000 in the second quarter of 2009 from $9,240,000 in the second quarter of 2008 principally due to the delivery of the four vessels referred to above.

During the first six months of 2009, TCE revenues for the U.S. segment increased by $9,918,000, or 9%, to $114,386,000 from $104,468,000 in the first six months of 2008. The increase was the result of an increase in the average rates earned as discussed above, as well as a 96 day increase in the number of revenue days reflecting changes in the operating fleet discussed above.

Vessel expenses increased by $1,873,000 to $48,274,000 in the first six months of 2009 from $46,401,000 in the first six months of 2008 principally due to an increase in bareboat chartered-in days relating to the deliveries discussed above. Charter hire expenses increased by $11,173,000 to $27,090,000 in the first six months of 2009 from $15,917,000 in the first six months of 2008 principally due to the delivery of the chartered-in vessels referred to above. Depreciation and amortization decreased by $1,638,000 to $25,825,000 in the first six months of 2009 from $27,463,000 in the first six months of 2008 principally due to the Overseas Integrity and M 300 being classified as held for sale during the fourth quarter of 2008. Depreciation ceased on these vessels when they were classified as held for sale, in accordance with applicable accounting guidance.

General and Administrative Expenses

During the second quarter of 2009, general and administrative expenses decreased by $5,402,000 to $29,107,000 from $34,509,000 in the second quarter of 2008 principally because of the following:

•                  a reduction in compensation and benefits paid to shore-based staff of $3,333,000;

•                  reduced travel and entertainment and consulting costs of $1,452,000, offset by higher legal costs of $977,000;

•                  a favorable change in foreign exchange rates that resulted in gains of $545,000; and

•                  reductions in other discretionary expenditures of $937,000 resulting from cost control efforts.

During the first six months of 2009, general and administrative expenses decreased by $15,387,000 to $56,407,000 from $71,794,000 in the first six months of 2008 principally because of the following:

•                  a reduction in compensation and benefits paid to shore-based staff of $9,566,000;

•                  reduced travel and entertainment costs of $1,822,000;

•                  a favorable change in foreign exchange rates that resulted in gains of $1,447,000 and

•                  reductions in other discretionary expenditures of $2,023,000 resulting from cost control efforts.

Equity in Income of Affiliated Companies:

During the second quarter of 2009, equity in income of affiliated companies decreased by $2,932,000 to $1,116,000 from $4,048,000 in the second quarter of 2008. During the first six months of 2009, equity in income of affiliated companies decreased by $1,789,000 to $3,588,000 from $5,377,000 in the first six months of 2008. These changes were as a result of the Company’s share of costs incurred in 2009 during conversion of two ULCCs by the FSO joint venture and lower earnings from the LNG joint venture resulting from the impact of interest rate swaps that principally commenced subsequent to June 30, 2008.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

The following table summarizes the Company’s interest in its vessel owning equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of June 30, 2009 and 2008.

	2009		2008
Three months ended June 30,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	181	49.9%	178	49.9%

	2009		2008
Six months ended June 30,	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	361	49.9%	313	49.9%

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest before impact of swaps and capitalized interest	$10,836	$20,696	$23,114	$45,313
Impact of swaps	2,577	817	4,548	924
Capitalized interest	(2,510)	(4,322)	(5,387)	(10,683)
Interest expense	$10,903	$17,191	$22,275	$35,554

The Company’s redemption of the $176,115,000 outstanding balance of its 8.25% Senior Notes in May 2008, using funds borrowed under the long-term revolving credit facility that were swapped into fixed rates at a weighted average of approximately 3.3%, locked in a reduction in interest expense of approximately $7,000,000 per annum through March 2013. Interest expense for the three and six months ended June 30, 2008 includes a $2,150,000 write off of the unamortized balance of deferred finance charges with respect to the 8.25% Senior Notes.

Interest expense decreased by $6,288,000 to $10,903,000 in the second quarter of 2009 from $17,191,000 in the second quarter of 2008 as a result of the redemption of the 8.25% Senior Notes described above and a decrease in the average rate paid on floating rate debt of 260 basis points to 1.5% from 4.1% in 2008. These decreases were partially offset by an increase in the average amount of debt outstanding of $106,236,000, higher expenses on the interest rate swaps resulting from the decline in LIBOR rates for the 2009 period compared with the second quarter of 2008 and a reduction in interest capitalized.

Interest expense decreased by $13,279,000 to $22,275,000 in the first six months of 2009 from $35,554,000 in the first six months of 2008 as a result of the redemption of the 8.25% Senior Notes described above, a decrease in the average rate paid on floating rate debt of 280 basis points to 1.7% from 4.5% in 2008 and a decrease in the average amount of debt outstanding of $27,183,000. These decreases were partially offset by higher expenses on the interest rate swaps resulting from the decline in LIBOR rates for the 2009 period compared with the first six months of 2008 and a reduction in interest capitalized.

Provision/(Credit) for Federal Income Taxes:

The income tax benefit for the three and six months ended June 30, 2009 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflects the reversal of previously established deferred tax liabilities.

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

EBITDA:

EBITDA represents operating earnings excluding net income/(loss) attributable to the noncontrolling interest, which is before interest expense and income taxes, plus other income and depreciation and amortization expense and EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income/(loss) attributable to the Company, as reflected in the condensed consolidated statements of operations, to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income/(loss) attributable to Overseas Shipholding Group, Inc.	$(8,794)	$86,935	$112,956	$199,370
(Credit) for income taxes	(2,991)	(771)	(4,303)	(771)
Interest expense	10,903	17,191	22,275	35,554
Depreciation and amortization	44,890	47,315	88,771	94,906
EBITDA	$44,008	$150,670	$219,699	$329,059

Liquidity and Sources of Capital:

Working capital at June 30, 2009 was approximately $683,000,000 compared with $483,000,000 at December 31, 2008. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of $40,600,000 at June 30, 2009. The Company expects to use the balance in the Capital Construction Fund during 2009 to fund remaining payments towards the construction contracts for two U.S. Flag ATBs.

Net cash provided by operating activities in the first six months of 2009 approximated $185,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2009) compared with $92,000,000 in the first six months of 2008. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to June 30, 2009, compared with the actual TCE rates achieved during the first six months of 2009, will have a negative comparative impact on the amount of cash provided by operating activities. The Company entered into forward freight agreements to hedge a portion of the results of its VLCC fleet, recognizing that such contracts have basis risk. Most of these contracts are exchange-based, which significantly reduces counterparty risk. At the current rate levels, the Company believes that the 2009 results of the International Crude Tankers segment will benefit from these hedge positions.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet. The Company continues to monitor and evaluate the timing of repurchases of stock under its share buyback program. Because of weakness in the financial and credit markets there is greater focus on maintaining cash balances. The Company continually reviews the amount of its regular quarterly dividend to determine whether it is sustainable at current levels as part of its strategy to provide growth in returns to stockholders while maintaining a strong balance sheet.

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

As of June 30, 2009, OSG had $1,800,000,000 of long-term unsecured credit availability and $200,000,000 of long-term secured credit availability, of which approximately $754,000,000 had been borrowed and an additional $100,150,000 had been used for letters of credit. The Company’s two long-term revolving credit facilities mature as follows: $150,000,000 (2011), $350,000,000 (2012) and $1,500,000,000 (2013). The current financial resources available under the unsecured credit facilities are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. The availability under the unsecured credit facility plus cash expected to be generated from operations in 2009 should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short and medium term.

One of the rating agencies (Moody’s) recently reduced its rating for OSG’s senior unsecured debt one notch to Ba2, which is equivalent to Standard & Poor’s rating for OSG’s senior unsecured debt of BB. Moody’s attaches a stable outlook to their rating whereas Standard & Poor’s expresses a negative outlook. Further increases in debt, either from share repurchases, acquisitions or additional charter-in commitments could result in a downgrade as could a protracted downturn in freight rates. A downgrade does not impact any of the existing financial covenants contained in the Company’s debt agreements nor does it increase the Company’s current cost of funds.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of June 30, 2009 and projects continued compliance over the next twelve months. The financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under those circumstances, the Company might not have sufficient funds or other resources to satisfy its obligations.

Off-Balance Sheet Arrangements

As of June 30, 2009, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,144,686,000 of which $886,196,000 was nonrecourse to the Company.

In February 2008, Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav N.V. for eight year terms. The Company has a 50% interest in this joint venture. The service contracts provide for two ULCCs to be converted to FSOs. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009 for approximately $200,000,000. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture has entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of conversion. In connection with the secured bank financing, the partners severally issued guaranties. The joint venture has entered into forward start floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps, covering notional amounts aggregating $480,000,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commence between July and September 2009 and have maturity dates ranging from July to September 2017.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $860,280,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of June 30, 2009 follows (in thousands):

	Balance of 2009	2010	2011	2012	2013	Beyond 2013	Total
Debt (1)	$36,390	$75,973	$76,389	$104,561	$869,232	$507,146	$1,669,691
Operating lease obligations (chartered-in vessels)(2)	202,539	377,475	373,818	324,779	271,689	838,995	2,389,295
Construction contracts (3)	71,622	371,538	191,445	—	—	—	634,605

(1)

Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,073,225,000 as of June 30, 2009, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at June 30, 2009 of 0.6%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $453,244,000 at June 30, 2009 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.0%.

(2)

As of June 30, 2009, the Company had charter-in commitments for 67 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

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

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of quantities of foreign currency at rates that management considers favorable. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss. As of June 30, 2009, the Company has recorded an asset of $1,057,000 related to the fair values of these contracts, which settle between July 2009 and March 2010 and cover approximately £1,000,000 per month.

OSG’s management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements and bunker swaps with an objective of economically hedging risk. The Company enters into FFAs and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, seeking to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs and bunker swaps, OSG manages the financial risk associated with fluctuating market conditions. FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from certain of the pools in which it participates. FFAs and bunker swaps are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house or LCH, London Clearing House. NOS ASA and LCH require the posting of collateral by all participants. The use of a clearing house reduces the Company’s exposure to counterparty credit risk. As of June 30, 2009, OSG was committed to FFA and bunker swap agreements that qualified as cash flow hedges for accounting purposes with a fair value of $28,538,000 (hedging income). The effective portion of the changes in fair value of these positions are recorded in accumulated other comprehensive loss. These contracts settle between July 2009 and December 2009.

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

The second half of 2008 experienced extremely high volatility both in freight rates and bunker prices. The Tankers International pool’s VLCC earnings do not fluctuate as much as TD-3 since the pool’s cargo system with longer Arabian Gulf to Western destination and West Africa to Eastern destination combination voyages smoothes out the pool’s earnings. The historical difference in volatility between TD-3 and Tankers International pool’s earnings has been analyzed and the volume of the hedge position optimized to maximize correlation. For the second quarter of 2009, the synthetic TCE rate achieved for VLCCs was approximately $45,864 per day. In addition, the Company’s derivative positions seek to achieve synthetic time charters for 2,110 days for VLCCs over the period from July 1, 2009 to January 31, 2010. However, due to the above mentioned basis risk, price volatility and other factors, the actual TCE rates achieved for the synthetic time charters may differ (quarter by quarter and for the year 2009), possibly substantially, from expected rates.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.        Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, other than to the risk factors shown below.

Termination of the contracts with Bender Shipbuilding & Repair Co., Inc.’s (“Bender”) has, and may continue to,  adversely affect OSG and OSG America L.P. (“OSG America”)

In March 2009, OSG, OSG America and Bender terminated the construction agreements pursuant to which Bender was building six ATBs and two tugs for OSG and OSG America, respectively.  These agreements were terminated because of Bender’s lack of performance under such agreements and its lack of liquidity and poor financial condition.  OSG and OSG America intend to complete two of the six ATBs and two tugs at alternative yards.

In June 2009, certain creditors of Bender filed an involuntary Chapter 7 bankruptcy petition against Bender claiming that Bender was insolvent and raising questions about Bender’s pre-petition transfer of assets, specifically transfers of the vessels to OSG and OSG America in connection with the termination of contracts of OSG and OSG America with Bender.  Bender subsequently converted the involuntary proceeding into a voluntary Chapter 11 reorganization.  As creditors of Bender have raised questions regarding OSG’s and OSG America’s termination agreement transaction it is likely that the transaction will be reviewed by authorized parties-in-interest in the bankruptcy and possibly challenged.  OSG and OSG America believe that the termination transaction was valid and for fair consideration, and that we each have strong and meritorious defenses in the event of a challenge but no assurance can be given that the bankruptcy court will agree.  However, if the bankruptcy court were to sustain a challenge to the transaction, OSG could be required to pay Bender additional sums for the partially completed ATBs and tugs and related equipment that were transferred to OSG and OSG America in connection with the termination agreement transaction.  In such case, the payment of additional amounts would have an adverse effect on OSG.  No assurance can be given that OSG’s positions with respect to the termination agreement transaction will be upheld.

American Shipping Company ASA, formerly known as Aker American Shipping ASA (“AMSC”) and OSG are continuing to negotiate a number of outstanding issues between them, including settlement of their arbitration proceeding, but such negotiations have continued for more than six months without resolution and no assurance can be given that an agreement will be reached

AMSC and OSG are continuing to negotiate a number of outstanding issues between them, including settlement of the arbitration proceeding described in OSG’s Annual Report on Form 10-K for 2008 under Risk Factors which description is incorporated herein by reference.  On February 12, 2009, they signed a nonbinding agreement in principle (the “Nonbinding Agreement”) to settle such issues, the implementation of which was subject to negotiation and signing of definitive agreements and certain other conditions, which were required to be satisfied on or before April 10, 2009.  The parties continued to negotiate after April 10, 2009 to implement the Nonbinding Agreement, but with the passage of time and new developments, the Nonbinding Agreement terminated in accordance with its terms.  While the parties continue to seek to resolve their outstanding commercial disagreements, which may involve materially altering the prior agreements between the parties, no assurance can be given that AMSC and OSG will enter into definitive agreement to resolve such issues.  On August 4, 2009, AMSC reported, among other things, that it has not been able to arrange financing for the two shuttle tankers which it has agreed to charter to OSG, and has stated that if it is unable to raise the required equity and debt financing in a timely manner AMSC will be subject to delays or cancellations in the construction of those vessels.  AMSC has further reported that absent an agreement with OSG settling their outstanding commercial disagreements, AMSC will need to raise additional debt or equity financing in the near term in order to meet the required liquidity needs of the business.  AMSC reported that failure to raise additional capital would in such event likely have a materially adverse impact on AMSC’s financial position and operations.  On August 5, 2009, Aker Philadelphia Shipyard ASA (“AKPS”), which is constructing the vessels to be chartered to OSG and OSG America by AMSC, reported, among other things, that if financing for the shuttle tankers is not obtained by AMSC or the parties do not reach a definitive settlement agreement in the near term, then it may have a material adverse effect on AKPS’s financial position and operations.  Material adverse developments in AMSC’s and AKPS’s financial position and operations could adversely affect OSG and OSG America, including, but not limited to, delays in or failures of delivery of the remaining five vessels which AMSC has agreed to charter to OSG and OSG America.  In connection with the matters at issue in the arbitration, as described in OSG’s Form 10-K for 2008, OSG does not admit and continues vigorously to deny any triggering of charter extensions, any breach of contract, and any wrongdoing whatsoever in connection with its dealings with AMSC and the arbitration may be resumed by either party at any time.

Delays or cost overruns in building new vessels (including the failure to deliver new vessels), in the scheduled shipyard maintenance of the Company’s vessels, or in rebuilding or conversion of the Company’s vessels could adversely affect OSG’s results of operations

Building new vessels, scheduled shipyard maintenance, or rebuilding or conversion of vessels are subject to risks of delay (including the failure to deliver new vessels) or cost overruns caused by one or more of the following:

•                  financial difficulties of the shipyard building, repairing, or converting a vessel, including bankruptcy;

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

Significant delays, cost overruns and failure to deliver new vessels could materially increase the Company’s expected contract commitments, which would have an adverse effect on the Company’s revenues, borrowing capacity and results of operations. Furthermore, delays would result in vessels being out of service for extended periods of time, and therefore not earning revenue, which could have a material adverse effect on OSG’s financial condition and results of operations. The Company’s remedies for losses resulting from shipyards’ failure to comply with their contractual commitments may be limited by the relevant contracts, including by liquidated damages provisions, such as those that limit the amount of monetary damages that may be claimed or that limit the Company’s remedy to cancellation of the building contract. While progress payments for newbuild vessels made prior to vessel delivery to international shipyards historically have been supported by guarantees from financial institutions, such as banks or insurance companies, such payments to U.S. shipyards historically have been supported by liens on the work in progress, including steel and equipment used for constructing the vessel, and not by guarantees from financial institutions. If an international shipyard fails to deliver a contracted newbuild vessel for which there is a guarantee, the Company may claim against the guarantee, substantially reducing the risk that the Company will suffer a loss of its investment. If a U.S. shipyard fails to deliver a contracted vessel, the Company’s investment may be supported only by the Company’s liens on the work in progress, which may result in a loss of part or all of the Company’s investment.

The Company is subject to certain credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings

The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters into Contracts of Affreightment (“COAs”) and Voyage Charters. As OSG increases the portion of its revenues from time charters, it increases its reliance on the ability of time charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates. Historically, the Company has not experienced any material problem collecting charter hire but the global economic recession that commenced in 2008 may affect charterers more severely than the prior recessions that have occurred since the Company’s establishment almost 40 years ago. The Company also time charters or bareboat charters some of its vessels from other parties and its continued use and operation of such vessels depends on the vessel owners’ compliance with the terms of the time charter or bareboat charter.  Additionally, the Company enters into derivative contracts (FFAs, bunker swaps, interest rate swaps and foreign currency contracts). All of these contracts subject the Company to counterparty credit risk, including the bankruptcy of the counterparty. As a result, the Company is subject to credit risks at various levels, including with charterers or cargo interests. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts, which would decrease revenues and earnings.

Weakening Market Conditions and Other Factors May have an Effect on the Current Cash Distribution Policy of OSG America L.P. (the “Partnership”)

The Company owns a 77.1% interest in the Partnership, a limited partnership which is the largest operator of U.S. Flag product carriers and barges transporting refined petroleum products.   Management of the Partnership’s current forecast indicates that distributable cash flow of the Partnership in the second half of 2009 through 2010 will be below that required to cover the Partnership’s historical quarterly distribution on the common and subordinated Partnership units. Management of the Partnership believes that recent deterioration of the Jones Act market resulting from lower U.S. oil demand and suspended or cancelled refinery expansion projects present near- and medium-term challenges for the Partnership. In addition, six vessels in the Partnership’s operating fleet will come off term charters by the end of 2009 and are expected to enter the spot market. The Board of Directors of the general partner of the Partnership will continue to carefully evaluate the appropriate level of future distributions based on the Partnership’s financial condition, capital needed for future growth, and earnings and the general economic and financial market environment.

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

Item 4.          Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on June 9, 2009, the stockholders elected thirteen directors, each for a term of one year and approved an amendment and restatement of the Overseas Shipholding Group, Inc. 2004 Stock Incentive Plan, and re-approved the section 162(m) performance goals under such plan. A total of 24,199,852 shares were voted with respect to each of the aforementioned matters and, except as set forth below, there were no broker non-votes.

The tabulation of the votes cast for each nominee for director was as follows:

NUMBER OF SHARES
NAME OF NOMINEE FOR DIRECTOR	VOTED FOR	WITHHELD AUTHORITY TO VOTE

Morten Arntzen	21,338,344	2,861,508
Oudi Recanati	13,733,458	10,466,394
G. Allen Andreas III	21,058,438	3,141,414
Alan R. Batkin	21,346,367	2,853,485
Thomas B. Coleman	13,750,580	10,449,272
Charles A. Fribourg	13,748,203	10,451,649
Stanley Komaroff	21,203,002	2,996,850
Solomon N. Merkin	21,094,518	3,105,334
Joel I. Picket	21,055,498	3,144,354
Ariel Recanati	18,184,575	6,015,277
Thomas F. Robards	19,487,255	4,712,597
Jean-Paul Vettier	13,749,817	10,450,035
Michael J. Zimmerman	21,333,657	2,866,195

The resolution to approve an amendment and restatement of the Overseas Shipholding Group, Inc. 2004 Stock Incentive Plan, and to re-approve the section 162(m) performance goals under such plan was adopted by a vote of 21,526,096 shares in favor, 2,630,747 shares against, 43,009 shares abstained and no broker non-votes.

Item 6.     Exhibits

See Exhibit Index on page 58.

OVERSEAS SHIPHOLDING GROUP, INC.

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 7, 2009	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: August 7, 2009	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.