Form 10-Q
period 2009-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2009-11-06
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

Common Shares outstanding as of November 2, 2009 – 26,865,594

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$583,170	$343,609
Short-term investments	50,000	—
Voyage receivables, including unbilled of $105,239 and $170,403	143,081	219,500
Other receivables, including federal income taxes recoverable	66,364	64,773
Inventories, prepaid expenses and other current assets	82,890	50,407
Total Current Assets	925,505	678,289
Capital Construction Fund	40,679	48,681
Restricted cash	7,945	—
Vessels and other property, less accumulated depreciation of $644,224 and $570,394	2,738,320	2,683,147
Vessels under capital leases, less accumulated amortization of $7,217 (2008)	—	1,101
Vessels held for sale	—	53,975
Deferred drydock expenditures, net	63,386	79,837
Total Vessels, Deferred Drydock and Other Property	2,801,706	2,818,060

Investments in Affiliated Companies	155,345	98,620
Intangible Assets, less accumulated amortization of $20,869 and$15,247	100,962	106,585
Goodwill	9,589	9,589
Other Assets	45,362	130,237
Total Assets	$4,087,093	$3,890,061

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$158,885	$167,615
Current installments of long-term debt	33,155	26,231
Current obligations under capital leases	—	1,092
Total Current Liabilities	192,040	194,938
Long-term Debt	1,592,598	1,396,135
Deferred Gain on Sale and Leaseback of Vessels	93,152	143,948
Deferred Federal Income Taxes ($198,474 and $196,815) and Other Liabilities	264,188	330,407

Equity:
Overseas Shipholding Group, Inc. Stockholders’ Equity	1,851,049	1,722,867
Noncontrolling Interest	94,066	101,766
Total Equity	1,945,115	1,824,633
Total Liabilities and Equity	$4,087,093	$3,890,061

See notes to condensed consolidated financial statements.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Shipping Revenues:
Pool revenues, including $19,036, $50,315, $83,717 and $113,310 received from companies accounted for by the equity method	$78,352	$277,782	$320,195	$727,246
Time and bareboat charter revenues	79,289	92,702	250,632	275,563
Voyage charter revenues	85,935	102,188	280,209	308,763
	243,576	472,672	851,036	1,311,572
Operating Expenses:
Voyage expenses	36,278	37,938	102,564	114,890
Vessel expenses	66,673	79,395	210,151	230,049
Charter hire expenses	93,505	115,271	309,442	309,310
Depreciation and amortization	40,977	46,436	129,748	141,342
General and administrative	28,313	32,430	84,720	104,224
Severance and relocation costs	—	—	2,317	—
Shipyard contract termination costs	(5,141)	—	27,074	—
(Gain) on disposal of vessels – net of impairments	(830)	(31,517)	(128,125)	(55,208)
Total Operating Expenses	259,775	279,953	737,891	844,607
Income/(Loss) from Vessel Operations	(16,199)	192,719	113,145	466,965
Equity in Income of Affiliated Companies	2,480	3,574	6,068	8,951
Operating Income/(Loss)	(13,719)	196,293	119,213	475,916
Other Income/(Expense)	873	10,491	1,354	(32,944)
	(12,846)	206,784	120,567	442,972
Interest Expense	10,933	12,295	33,208	47,849
Income/(Loss) before Federal Income Taxes	(23,779)	194,489	87,359	395,123
Credit for Federal Income Taxes	1,850	1,071	6,153	1,842
Net Income/(Loss)	(21,929)	195,560	93,512	396,965
Less: Net (Income)/Loss Attributable to the Noncontrolling Interest	2,305	2,280	(180)	245
Net Income/(Loss) Attributable to Overseas Shipholding Group, Inc.	$(19,624)	$197,840	$93,332	$397,210

Weighted Average Number of Common Shares Outstanding:
Basic	26,864,527	29,353,025	26,863,817	30,358,628
Diluted	26,864,527	29,572,378	26,871,110	30,572,611
Per Share Amounts:
Basic net income/(loss) attributable to Overseas Shipholding Group, Inc. common stockholders	$(0.73)	$6.74	$3.47	$13.08
Diluted net income/(loss) attributable to Overseas Shipholding Group, Inc. common stockholders	$(0.73)	$6.69	$3.47	$12.99
Cash dividends declared	$0.44	$0.44	$1.75	$1.50

See notes to condensed consolidated financial statements.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$93,512	$396,965
Items included in net income not affecting cash flows:
Depreciation and amortization	129,748	141,342
Amortization of deferred gain on sale and leasebacks	(34,336)	(36,350)
Compensation relating to restricted stock and
stock option grants	9,969	9,204
Provision/(credit) for deferred federal income taxes	(7,000)	(1,809)
Unrealized (gains)/losses on forward freight agreements and bunker swaps	(1,200)	6,152
Undistributed earnings of affiliated companies	8,894	(3,195)
Other – net	7,273	9,602
Items included in net income related to investing and financing activities:
Loss on sale or write-down of securities – net	3,290	193
Gain on disposal of vessels – net	(128,125)	(55,208)
Payments for drydocking	(24,590)	(40,732)
Distributions from subsidiaries to noncontrolling interest owners	(7,880)	(7,033)
Changes in operating assets and liabilities	148,633	(122,801)
Net cash provided by operating activities	198,188	296,330
Cash Flows from Investing Activities:
Short-term investments	(50,000)	—
Purchases of marketable securities	—	(15,112)
Sale of marketable securities	159	5,327
Expenditures for vessels	(362,548)	(458,181)
Withdrawals from Capital Construction Fund	8,265	82,385
Proceeds from disposal of vessels	301,182	272,241
Expenditures for other property	(3,093)	(9,197)
Distributions from affiliated companies – net	8,822	14,196
Shipyard contract termination payments	(20,476)	—
Other – net	2,120	112
Net cash used in investing activities	(115,569)	(108,229)
Cash Flows from Financing Activities:
Increase in restricted cash	(7,945)	—
Purchases of treasury stock	(1,013)	(199,918)
Issuance of debt, net of issuance costs	299,156	110,812
Payments on debt and obligations under capital leases	(96,870)	(226,219)
Cash dividends paid	(35,338)	(32,493)
Issuance of common stock upon exercise of stock options	334	513
Other – net	(1,382)	(540)
Net cash provided by/(used in) financing activities	156,942	(347,845)
Net increase/(decrease) in cash and cash equivalents	239,561	(159,744)
Cash and cash equivalents at beginning of year	343,609	502,420
Cash and cash equivalents at end of period	$583,170	$342,676

See notes to condensed consolidated financial statements.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Overseas Shipholding Group, Inc. Stockholders
							Total
	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Overseas Shipholding Group, Inc.	Noncontrolling
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Stockholders	Interest	Total
Balance at January 1, 2009	$40,791	$224,522	$2,442,907	13,898,541	$(838,994)	$(146,359)	$1,722,867	$101,766	$1,824,633
Net Income			93,332				93,332	180	93,512
Net Unrealized Holding Gain on Available-for-Sale Securities						3,701	3,701		3,701
Effect of Derivative Instruments						69,954	69,954		69,954
Effect of Pension and Other Postretirement Benefit Plans						(1,002)	(1,002)		(1,002)
Comprehensive Income							165,985 ***	180	166,165
Cash Dividends Declared			(47,093)				(47,093)		(47,093)
Compensation Related to Options Granted		3,867					3,867		3,867
Amortization of Restricted Stock Awards		6,102					6,102		6,102
Options Exercised and Employee Stock Purchase Plan		135		(15,598)	199		334		334
Purchases of Treasury Stock				40,871	(1,013)		(1,013)		(1,013)
Distributions from Subsidiary to Noncontrolling Interest Owners								(7,880)	(7,880)
Balance at September 30, 2009	$40,791	$234,626	$2,489,146	13,923,814	$(839,808)	$(73,706)	$1,851,049	$94,066	$1,945,115

Balance at January 1, 2008	$40,791	$208,817	$2,170,098	9,697,620	$(583,708)	$(17,973)	$1,818,025	$132,470	$1,950,495
Net Income			397,210				397,210	(245)	396,965
Net Unrealized Holding Gain on Available-for-Sale Securities						96	96		96
Effect of Derivative Instruments						(18,866)	(18,866)		(18,866)
Effect of Pension and Other Postretirement Benefit Plans						(221)	(221)		(221)
Comprehensive Income							378,219 ***	(245)	377,974
Cash Dividends Declared			(44,935)				(44,935)		(44,935)
Compensation Related to Options Granted		3,636					3,636		3,636
Issuance of Restricted Stock Awards		(1,277)		(113,161)	1,277		—		—
Amortization of Restricted Stock Awards		5,568					5,568		5,568
Options Exercised and Employee Stock Purchase Plan		404		(8,094)	109		513		513
Purchases of Treasury Stock				2,877,001	(199,918)		(199,918)		(199,918)
Increase in Loss on Public Offering of OSG America L.P. Units		(183)					(183)	(57)	(240)
Distributions from Subsidiary to Noncontrolling Interest Owners								(7,033)	(7,033)
Balance at September 30, 2008	$40,791	$216,965	$2,522,373	12,453,366	$(782,240)	$(36,964)	$1,960,925	$125,135	$2,086,060

* Par value $1 per share; 120,000,000 shares authorized; 40,790,759 shares issued.
** Amounts are net of tax.
*** Comprehensive income/(loss) for the three month periods ended September 30, 2009 and 2008 was $(35,286) and $216,978, respectively.

See notes to condensed consolidated financial statements.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company evaluated events and transactions occurring after the balance sheet date and through the day the financial statements were issued. The date of issuance of the financial statements was November 6, 2009.

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

In June 2009, the Financial Accounting Standards Board amended the consolidation guidance for variable-interest entities (“VIEs”). The amended guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. It also requires additional disclosures for any enterprise that holds a variable interest in a VIE. The new accounting and disclosure requirements become effective for the Company on January 1, 2010. The Company is in the process of evaluating the effect of these requirements on its consolidated financial statements.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2009	2008	2009	2008
Net income/(loss) attributable to Overseas Shipholding Group, Inc	$(19,624)	$197,840	$93,332	$397,210
Common shares outstanding, basic:
Weighted average shares outstanding, basic	26,864,527	29,353,025	26,863,817	30,358,628
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	26,864,527	29,353,025	26,863,817	30,358,628
Dilutive equity awards	—	219,353	7,293	213,983
Weighted average shares outstanding, diluted	26,864,527	29,572,378	26,871,110	30,572,611

Awards of 1,823,074 and 1,793,405 shares of common stock for the three and nine months ended September 30, 2009, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive. The anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2008 were not material.

Accounting guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs and gain/(loss) on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2009 and 2008 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended September 30, 2009:
Shipping revenues	$115,138	$57,867	$1,979	$68,592	$243,576
Time charter equivalent revenues	99,805	45,966	1,978	59,549	207,298
Depreciation and amortization	18,523	7,926	1,692	12,836	40,977
Reduction in shipyard contract termination costs	—	—	—	5,141	5,141
Gain/(loss) on disposal of vessels	13,828	(498)	—	(12,500)	830
Income/(loss) from vessel operations	5,309	(5,207)	(266)	6,307	6,143

Equity in income of affiliated companies	68	—	1,534	878	2,480
Investments in affiliated companies at September 30, 2009	107,041	900	45,353	2,051	155,345
Total assets at September 30, 2009	1,778,478	695,571	52,690	790,947	3,317,686

Nine months ended September 30, 2009:
Shipping revenues	433,701	216,590	5,870	194,875	851,036
Time charter equivalent revenues	387,936	180,732	5,869	173,935	748,472
Depreciation and amortization	54,818	31,362	4,907	38,661	129,748
Shipyard contract termination costs	—	—	—	(27,074)	(27,074)
Gain/(loss) on disposal of vessels	143,530	(2,269)	—	(13,136)	128,125
Income/(loss) from vessel operations	74,259	6,007	(639)	19,504	99,131

Equity in income of affiliated companies	(1,334)	—	5,387	2,015	6,068
Expenditures for vessels	190,249	106,062	(163)	66,400	362,548
Payments for drydocking	9,543	10,102	—	4,945	24,590

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting (continued):

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended September 30, 2008:
Shipping revenues	$310,456	$91,895	$4,588	$65,733	$472,672
Time charter equivalent revenues	295,099	80,589	4,458	54,588	434,734
Depreciation and amortization	18,123	13,728	1,685	12,900	46,436
Gain/(loss) on disposal of vessels	(128)	(2)	55,490	(23,843)	31,517
Income from vessel operations	164,718	20,816	918	7,180	193,632

Equity in income of affiliated companies	—	—	2,447	1,127	3,574
Investments in affiliated companies at September 30, 2008	727	900	73,037	2,789	77,453
Total assets at September 30, 2008	1,859,513	769,320	84,479	920,627	3,633,939

Nine months ended September 30, 2008:
Shipping revenues	850,305	247,489	20,873	192,905	1,311,572
Time charter equivalent revenues	798,908	218,593	20,124	159,057	1,196,682
Depreciation and amortization	55,018	41,139	4,822	40,363	141,342
Gain/(loss) on disposal of vessels	12,886	9,931	55,489	(23,098)	55,208
Income from vessel operations	436,567	52,164	5,381	21,869	515,981

Equity in income of affiliated companies	(1,075)	—	7,276	2,750	8,951
Expenditures for vessels	287,640	46,798	(8,523)	132,266	458,181
Payments for drydocking	9,777	14,490	118	16,347	40,732

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Time charter equivalent revenues	$207,298	$434,734	$748,472	$1,196,682
Add: Voyage expenses	36,278	37,938	102,564	114,890
Shipping revenues	$243,576	$472,672	$851,036	$1,311,572

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting (continued):

Reconciliations of income from vessel operations of the segments to income/(loss) before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Total income from vessel operations of all segments	$6,143	$193,632	$99,131	$515,981
General and administrative expenses	(28,313)	(32,430)	(84,720)	(104,224)
Severance and relocation costs	—	—	(2,317)	—
Shipyard contract termination costs	5,141	—	(27,074)	—
Gain on disposal of vessels	830	31,517	128,125	55,208
Consolidated income/(loss) from vessel operations	(16,199)	192,719	113,145	466,965
Equity in income of affiliated companies	2,480	3,574	6,068	8,951
Other income/(expense)	873	10,491	1,354	(32,944)
Interest expense	(10,933)	(12,295)	(33,208)	(47,849)
Income /(loss) before federal income taxes	$(23,779)	$194,489	$87,359	$395,123

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of September 30,	2009	2008
Total assets of all segments	$3,317,686	$3,633,939
Corporate cash and securities, including Capital Construction Fund and Restricted Cash	681,794	414,312
Other unallocated amounts	87,613	115,875
Consolidated total assets	$4,087,093	$4,164,126

Note D — Vessels:

As of September 30, 2009, the Company had remaining commitments for vessels to be wholly owned by the Company of $477,312,000 on non-cancelable contracts for the construction or purchase of 14 vessels (three VLCCs, four Panamax Product Carriers, five Handysize Product Carriers, and two ATBs). These vessels are scheduled for delivery between 2009 and 2011.

In early 2009, OSG began negotiations with Bender Shipbuilding & Repair Co., Inc. (“Bender”) to terminate the construction agreements covering the six ATBs and two tug boats associated with its U.S. Flag expansion plans due to repeated delays in vessel delivery dates from the original contract delivery dates, Bender’s request for substantial price increases on all contracted vessels and OSG’s concern about Bender’s ability to complete the ATBs and tug boats within contract terms, including Bender's lack of performance under such agreements and its financial condition. The Company took an impairment charge of $105,111,000 in the fourth quarter of 2008 related to four of such ATBs.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels (continued):

On March 13, 2009, the Company entered into a termination agreement with Bender. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units, (2) assume certain specified obligations related to construction of the units and (3) render a payment of $14,000,000 to a third party for the release of priority liens on the vessels being transferred to the Company. During the third quarter of 2009, the Company reduced its estimate of the amounts payable above that will be charged to expense by $5,141,000. The amounts referred to in (1), (2) and (3) above are estimated to approximate $47,000,000 of which $27,074,000 was charged to expense during the nine months ended September 30, 2009. The Company intends to complete two of the six ATBs and the two tug boats at alternative shipyards.

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

During the second quarter of 2009, the Company changed its plans to sell a U.S. Flag tug boat previously classified as held for sale. The tug boat will be used as a replacement for certain other tug boats that will drydock in 2009. The impact of this change in classification on the statements of operations for the nine months ended September 30, 2009 was not material.

During the third quarter of 2009, the Company recorded impairment charges aggregating $12,500,000 to write down the carrying amount of two U.S. Flag vessels, an older double-hulled tanker with an inefficient gas turbine engine and one of its four single-hulled vessels, which have limited remaining useful lives, to their estimated fair values as of September 30, 2009.

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2009, the Company had a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture is converting two ULCCs to FSOs, which are expected to commence service in the fourth quarter of 2009 and first quarter of 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav N.V. for terms of approximately eight years. The service contracts provide for two ULCCs to be converted to FSOs. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009.

The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture has entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of September 30, 2009, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $537,000. The joint venture has entered into floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps, covering notional amounts aggregating $480,000,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements became effective in the third quarter of 2009 and have maturity dates ranging from July to September 2017. As of September 30, 2009, the joint venture has recorded a liability of $23,205,000 for the effective portion of the fair value of these swaps. The Company’s share of such amount is included in accumulated other comprehensive loss in the accompanying balance sheet.

Conversion of both vessels to FSOs has been delayed. The joint venture owner of the FSO Asia (formerly named the TI Asia) has notified MOQ that the FSO Asia will begin providing services on November 11, 2009, before the November 19, 2009 cancellation date after which MOQ has the right to terminate both the FSO Asia and FSO Africa (formerly named the TI Africa) service contracts.  The conversion of the FSO Africa to an FSO is expected to be completed in the first two months of 2010. Under the terms of the service contracts, if the conversion of the FSO Africa is not completed and the FSO Africa does not begin providing FSO services to MOQ by January 19, 2010 (the “Africa Cancellation Date”), MOQ has the right to terminate both the FSO Africa and the FSO Asia service contracts. It is uncertain whether the conversion of the FSO Africa will be completed and the vessel will be able to begin providing FSO services to MOQ by the Africa Cancellation Date.  MOQ has notified the joint venture partners that MOQ reserves all of its rights if the FSO Africa does not begin providing services by the Africa Cancellation Date.

Management believes that both the FSO Asia and the FSO Africa are critical to MOQ’s multi-billion dollar expansion on the Al Shaheen field and that MOQ is unlikely to exercise its rights to terminate either or both of the service contracts if the FSO Africa does not begin providing FSO services by the Africa Cancellation Date.  However, no assurance can be given that the FSO Africa will begin providing FSO services by the Africa Cancellation Date, or that in any such event MOQ will not exercise its rights to terminate either or both service contracts or request changes to contract terms. The service contracts provide for the payment of liquidated damages by the joint ventures to MOQ for delays in delivery of the FSOs.  Such liquidated damages are expensed by the joint ventures as incurred.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $853,878,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of September 30, 2009, the joint venture has recorded a liability of $99,242,000 for the effective portion of the fair value of these swaps. The Company’s share of such amount is included in accumulated other comprehensive loss in the accompanying balance sheet.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Shipping revenues	$62,160	$62,157	$182,855	$177,678
Ship operating expenses	(47,509)	(44,068)	(132,492)	(128,362)
Income from vessel operations	14,651	18,089	50,363	49,316
Other income/(loss)	(286)	252	(664)	1,408
Interest expense *	(12,820)	(10,235)	(39,844)	(28,210)
Net income/(loss)	$1,545	$8,106	$9,855	$22,514

* Interest is net of amounts capitalized in connection with vessel construction of $1,489 (three months ended September 30, 2009), $4,613 (nine months ended September 30, 2009) and $3,033 (nine months ended September 30, 2008).

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

Short-term investments—The carrying amounts reported in the consolidated balance sheet for short-term investments, which consist of interest-bearing time deposits approximate their fair value.

Restricted cash—The carrying amounts reported in the consolidated balance sheet for restricted cash, which consists of interest-bearing deposits approximate their fair value.

Debt, including capital lease obligations—The fair values of the Company’s debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

Form 10-Q

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

The estimated fair values of the Company’s financial instruments at September 30, 2009, other than derivatives, follow:

In thousands	Carrying Amount	Fair value
Financial assets (liabilities)
Cash and cash equivalents	$583,170	$583,170
Short-term investments	50,000	50,000
Restricted cash	7,945	7,945
Capital Construction Fund	40,679	40,679
Debt	(1,625,753)	(1,529,773)

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to short-term charter rates, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce its exposure to changes in the spot market rates earned by some of its vessels or protect the Company against future increases in bunker prices in the normal course of its shipping business; and prior to June 30, 2008, (ii) for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. These contracts expire on various dates through December 2009. As of September 30, 2009, those FFAs and bunker swaps, with future settlement dates, that qualify as cash flow hedges cover approximately ten VLCCs, representing aggregate volumes of 3,300,000 metric tons (“mts”) and 76,500 mts, respectively.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $452,772,000 at September 30, 2009 pursuant to which it pays fixed rates ranging from 2.9% to 4.7% and receives floating rates based on the London interbank offered rate ("LIBOR") (approximately 0.30% at September 30, 2009). These agreements contain no leverage features and have various final maturity dates ranging from February 2010 to August 2014.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates which management considers favorable. The foreign currency forward contracts settle on a monthly basis through March 2010 and qualify as cash flow hedges. At September 30, 2009, the notional amounts of these contracts aggregated £6,007,000.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
In thousands at September 30, 2009	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$27,298	Accounts payable, accrued expenses and other current liabilities	$(8,841)
	Accounts payable, accrued expenses and other current liabilities	2,314	Inventories, prepaid expenses and other current assets	—

Interest rate swaps:
Current portion	Other receivables, including federal income taxes recoverable.	—	Accounts payable, accrued expenses and other current liabilities	(11,006)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	(6,217)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	392	Inventories, prepaid expenses and other current assets	(128)
Total derivatives designated as hedging instruments		$30,004		$(26,192)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$1,953	Accounts payable, accrued expenses and other current liabilities	$(3,110)
	Accounts payable, accrued expenses and other current liabilities	2,611	Inventories, prepaid expenses and other current assets	(971)
Long-term portion	Other assets	81	Deferred federal income taxes and other liabilities	(150)
	Deferred federal income taxes and other liabilities	49		—
Total derivatives not designated as hedging instruments		$4,694		$(4,231)

Total derivatives		$34,698		$(30,423)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of cash flow hedging relationships on the balance sheet as of September 30, 2009 and the statement of operations for the nine months ended September 30, 2009 are as follows:

	Balance Sheet	Statement of Operations
	Effective Portion
	Gain/(Loss) In or Reclassified from Accumulated Other Comprehensive Loss (1)			Ineffective Portion (2)
In thousands	Amount	Location	Amount	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	$14,414	Shipping revenues	$23,517	Shipping revenues	$(440)

Interest rate swaps	(75,167)	Interest expense	(7,169)	Interest expense	—

Foreign currency contracts	256	General and administrative expenses	406	General and administrative expenses	28
Total	$(60,497)		$16,754		$(412)

1  The amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended September 30, 2009 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $13,839, $(3,056) and $526, respectively.

2 The ineffective portions of cash flow hedges recognized in earnings for the three months ended September 30, 2009 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $(1), $— and $6, respectively.

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the three and nine months ended September 30, 2009 are as follows:

In thousands	Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
FFAs and bunker swaps	Other income	$316	$1,708

The following table presents the hedging income, which is net of taxes, that the Company expects to reclassify from accumulated other comprehensive loss as of September 30, 2009 related to the effective portions of FFAs and bunker swaps that will affect earnings for the remainder of 2009 and January 2010. The results from these effective cash flow hedges are expected to be offset by changes in the underlying hedged revenues in the periods shown in the table.

In thousands at September 30, 2009
2009	$11,710
2010	2,704
$14,414

Credit-Risk-Related Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s long-term, senior, unsecured debt credit rating to remain above specified thresholds stated in each agreement. If the Company’s debt credit rating were to fall below such thresholds, the counterparties to the

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

derivative instruments could request immediate settlement of the derivative instruments that are in net liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position on September 30, 2009, is $1,774,000 against which the Company has not been required to post any collateral. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2009, the Company could have been required to settle the derivative liability in accordance with the provisions in the related agreements. The Company estimates that such settlement amounts would approximate the fair value of these derivatives.

Fair Value Hierarchy

The following table presents the fair values, which are pre tax, for assets and liabilities measured on a recurring basis as of September 30, 2009 (in thousands):

Description	Fair Value	Level 1: Quoted prices in active markets for identical liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities):
Available for sale marketable securities	$769	$769		$—
Derivative Assets	$28,625	$28,361	(1)	$264	(2)
Derivative Liabilities	$(24,350)	$(7,127	)(1)	$(17,223	)(2)

1 Forward Freight Agreements and bunker swaps

2 Standard interest rate swaps (liability of $17,223) and foreign currency contracts (asset of $264)

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis as of September 30, 2009 (in thousands):

Description	Level 3: Significant unobservable inputs		Fair Value	Total Losses
Assets:
U.S. Flag impairment - Vessels held for use	$7,672	(3)	$7,672	$(12,500)

[3]
A pre-tax impairment charge of $12,500 was recorded in the third quarter of 2009, related to the U.S. Flag segment.  The fair value measurement used to determine the impairment was based upon the income approach which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant’s weighted average cost of capital.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or clearing houses and are required when agreed upon threshold limits are exceeded. The following table summarizes the amounts paid and received as collateral related to derivative fair value positions:

In thousands at September 30, 2009
Right to reclaim cash collateral (1)	$4,245
Obligation to return cash collateral (2)	$(2,410)

[1]	The deposits related to the right to reclaim cash collateral are reflected in inventories, prepaid expenses and other current assets on the balance sheet.

[2]	The obligations to return cash collateral are reflected in accounts payable, accrued expenses and other current liabilities on the balance sheet.

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

In August 2009, the Company entered into a $389,000,000, 12-year secured facility with the Export-Import Bank of China. Borrowings under the facility will be used toward financing three VLCCs and two Aframaxes constructed in China. Borrowings under the facility bear interest at a rate based on LIBOR. In September 2009, the Company borrowed $299,000,000 under this facility. As of September 30, 2009, the Company maintained $7,945,000 of cash contractually restricted to meet a loan-to-value covenant contained in the agreement.

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

As of September 30, 2009, the Company had unused long-term credit availability of approximately $1,236,000,000, which reflects $10,280,000 of letters of credit issued principally in connection with collateral requirements for freight derivative transactions.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G — Debt:

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of September 30, 2009, approximately 43.3% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $35,094,000 and $57,855,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

Note H — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2009 and 2008. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of its less than 50% owned foreign shipping joint ventures was required as of September 30, 2009, because the Company intends to indefinitely reinvest such earnings ($90,000,000 at September 30, 2009). The unrecognized deferred U.S. income taxes attributable thereto approximated $31,000,000.

As of September 30, 2009, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,655,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $930,000,000.

The components of the provision/(credit) for income taxes follow:
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Current	$41	$2,175	$847	$(33)
Deferred	(1,891)	(3,246)	(7,000)	(1,809)
	$(1,850)	$(1,071)	$(6,153)	$(1,842)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note H — Taxes (continued):

At December 31, 2008, the Company had a reserve of approximately $7,546,000 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than more likely than not. The Company reduced such reserve by approximately $2,353,000 during the nine months ended September 30, 2009 attributable to tax positions that were settled in such period.

Note I — Capital Stock and Stock Compensation:

In June 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock from time-to-time. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of September 30, 2009, the Company had repurchased 3,798,200 shares of its common stock under the 2008 program (all prior to December 31, 2008).

The Company did not make any stock compensation awards to employees during the first nine months of 2009. In the first nine months of 2008, the Company awarded a total of 117,541 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the nine months ended September 30, 2008 was $64.92 per share. In addition, in the first nine months of 2008, options covering 254,991 shares were granted at the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the nine months ended September 30, 2008 was $64.92 per share (the market price at dates of grant). The grant date fair value of options granted during the nine months ended September 30, 2008 was $18.32 per share.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note I — Capital Stock and Stock Compensation (continued):

In the first nine months of 2009 and 2008, the Company granted a total of 33,840 and 15,228 restricted stock units to its non-employee directors, respectively. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend. At the date of the awards in the first nine months of 2009 and 2008, the fair market value of the Company’s stock was $35.46 and $78.80 per share, respectively.

Note J — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

In thousands as of	September 30, 2009	December 31, 2008
Unrealized losses on available-for-sale securities	$(268)	$(3,969)
Unrealized losses on derivative instruments	(60,497)	(130,451)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(12,941)	(11,939)
	$(73,706)	$(146,359)

Included in accumulated other comprehensive loss at September 30, 2009 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $1,174,000 ($841,000 net of tax), unrecognized prior service costs of $462,000 ($384,000 net of tax) and unrecognized actuarial losses of $17,296,000 ($11,716,000 net of tax). The transition obligation, prior service credit and actuarial loss previously included in accumulated other comprehensive loss recognized in net periodic cost during the nine months ended September 30, 2009 were $(10,000), $186,000 and $827,000, respectively.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Leases:

1.	Charters-in:

As of September 30, 2009, the Company had commitments to charter-in 56 vessels all of which are, or will be, accounted for as operating leases. Twenty six are bareboat charters and 30 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:
Dollars in thousands at September 30, 2009	Amount	Operating Days
2009	$37,004	1,910
2010	161,075	8,360
2011	174,499	8,710
2012	176,618	8,784
2013	176,163	8,760
Thereafter	559,862	25,859
Net minimum lease payments	$1,285,221	62,383

Time Charters-in:
Dollars in thousands at September 30, 2009	Amount	Operating Days
2009	$57,328	2,632
2010	207,479	9,367
2011	186,179	8,375
2012	134,985	6,458
2013	86,562	4,907
Thereafter	280,046	16,507
Net minimum lease payments	$952,579	48,246

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

During the nine months ended September 30, 2009, the Company sold and chartered back one International Flag Panamax Product Carrier, which bareboat charter is classified as an operating lease. The aggregate gain on the transaction of approximately $1,018,000 was deferred and is being amortized over the approximately twelve year term of the lease as a reduction of charter hire expenses. The lease provides the Company with certain purchase options.

During the third quarter of 2009, the Company terminated the time charter-in of a VLCC as a result of the vessel owner's breach of the underlying charter party agreement. Accordingly, the Company recognized the remaining unamortized balance of the gain, $16,617,000, which was deferred on the sale and charter back of such vessel in 2006. This gain was reduced by a reserve of $2,744,000 established against certain receivables due from the vessel owner. The time charter-in was originally scheduled to end in September 2013.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Leases (continued):

2.	Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at September 30, 2009	Amount	Revenue Days
2009	$75,880	2,495
2010	252,679	7,394
2011	199,143	4,520
2012	140,822	2,717
2013	98,874	1,705
Thereafter	92,182	1,446
Net minimum lease payments	$859,580	20,277

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

Note L — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen), and postretirement health care and life insurance plans was not material during the nine months ended September 30, 2009 and 2008.

The Company expects that its required contribution in 2009 with respect to its domestic defined benefit pension plan will be approximately $1,800,000, of which $150,000 was funded during the nine months ended September 30, 2009.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note M — Other Income/(Expense):

Other income/(expense) consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Investment income:
Interest and dividends	$537	$2,041	$2,617	$10,987
(Loss) on sale of securities and other investments and write-down of securities	(3)	(187)	(3,293)	(193)
	534	1,854	(676)	10,794
Loss on repurchases of debt	—	—	—	(6,934)
Gain/(loss) on derivative transactions	316	8,578	1,708	(37,086)
Miscellaneous — net	23	59	322	282
	$873	$10,491	$1,354	$(32,944)

Note N — Related Party Transactions:

Effective April 1, 2008, OSG entered into time charter agreements with a subsidiary, OSG America L.P. for the charter-out of the Liberty/M 300 and the OSG Constitution/OSG 400 at fixed daily rates. The agreement assigned the charter contracts on these two ATBs to OSG America L.P. The terms of each of the charters end simultaneously with the completion of each unit’s lightering service, which was in December 2008 for the Liberty/M 300 and is expected to occur in 2009 for the OSG Constitution/OSG 400. On October 10, 2008, OSG converted the time charter agreement on the OSG Constitution/OSG 400 to a bareboat charter agreement. In addition, also effective April 1, 2008, the Company entered into time charter agreements with OSG America L.P. to charter-in five vessels, three of which were employed by OSG America L.P. in the spot market (two ATBs, the OSG Columbia/OSG 242 and the OSG Independence/OSG 243, and one Product Carrier, the Overseas New Orleans) and two Product Carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009. The charter-in of the Overseas Philadelphia has not started because its current charter was extended. All five of these charter-in agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s then current charter and ending on or about December 31, 2009. At the time of the agreement, management believed that the fixed daily rates in the above charter-in agreements were at rates that approximated market rates.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note P — Supplemental Schedule of Noncash Investing Activities:

In January 2009, OSG sold the TI Africa to a joint venture between the Company and Euronav N.V. in exchange for cash of $50,000,000 and advances of $150,000,000. Euronav’s share of such advances ($75,000,000) was settled through its sale of the TI Asia to the joint venture in the fourth quarter of 2008.

Investment in Affiliated Companies	$74,595,000
Liability to Euronav N.V.	75,000,000
Carrying Amount of Vessel and Deferred Drydock Expenditures	(96,252,000)
Gain on Disposal of Vessel	(53,343,000)

Note Q — Subsequent Event:

On November 5, 2009, OSG initiated a tender offer for all of the outstanding publicly held common units of OSG America L.P., a Delaware limited partnership formed by the Company, for $10.25 in cash per unit. As of September 30, 2009, the Company effectively owns 77.1% of OSG America L.P. The tender offer will be conditioned upon, among other things, more than 4,003,166 common units being tendered such that OSG would thereupon own at least 80% of the outstanding common units of OSG America L.P. Following the completion of the tender offer, OSG expects to acquire any remaining units not tendered through the exercise of a repurchase right contained in OSG America's partnership agreement. OSG currently owns 8,000,435 units of the 15,000,000 total common units outstanding. See Part II, Item 1. “Legal Proceedings” for information  with respect to two purported class action complaints on behalf of the common unitholders that have been filed.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of September 30, 2009 consisted of 102 vessels aggregating 10.2 million dwt and 864,800 cbm, including 46 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 102 vessels, charters-in for ten vessels are scheduled to commence upon delivery of the vessels between 2009 and 2011 and 16 newbuilds are scheduled for delivery between 2009 and 2011, bringing the total operating and newbuild fleet to 128 vessels.

Recent Developments:

On November 5, 2009, OSG initiated a tender offer for all of the outstanding publicly held common units of OSG America L.P., a Delaware limited partnership formed by the Company, for $10.25 in cash per unit. As of September 30, 2009, the Company effectively owns 77.1% of OSG America L.P. The tender offer will be conditioned upon, among other things, more than 4,003,166 common units being tendered such that OSG would thereupon own at least 80% of the outstanding common units of OSG America L.P. Following the completion of the tender offer, OSG expects to acquire any remaining units not tendered through the exercise of a repurchase right contained in OSG America's partnership agreement. OSG currently owns 8,000,435 units of the 15,000,000 total common units outstanding. The Company will fund the purchase of the outstanding common units from available cash or borrowings under existing credit facilities.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued)

Overview

Daily rates for all tanker segments were weak during the third quarter of 2009, at times trading at or below cash breakeven levels. World oil demand in the third quarter of 2009 was 1.6% below the third quarter of 2008, the fifth consecutive quarterly decline. Slackening oil demand resulted in a reduction in refinery utilization levels that reduced crude oil requirements. As a result, OPEC production levels and tonne-mile demand fell below third quarter 2008 levels. Concurrent with reduced oil and tonne-mile demand, an increase in tonnage entering the market exacerbated the decline in tanker utilization rates, placing additional pressure on freight rates. Demand in China, however, continued to grow as new refineries came online and inventories were built, boosting seaborne imports to record high levels in the third quarter of 2009.

World oil demand during the third quarter of 2009 was approximately 84.6 million b/d, a decline of 1.3 million b/d, or 1.6%, compared with the third quarter of 2008. A decline in demand of approximately 4.2%, or 1.95 million b/d, in OECD countries was partially offset by demand growth in non-OECD countries of 1.6%, or 600,000 b/d. Non-OECD countries and regions such as China, India and the Middle East continued to be the main drivers of growth in world oil consumption. The demand increase in China of approximately 500,000 b/d was due in part to a stimulus package enacted by the Chinese Government earlier this year while demand growth in India was largely driven by increased consumer demand for products. Demand declined in OECD North America, Europe and the Pacific by 3.2%, 5.8% and 3.9%, respectively, primarily due to reduced middle distillate and fuel oil requirements.

World oil demand in the first nine months of 2009 decreased by approximately 2.2 million b/d, or 2.5%, compared with the same 2008 period. Demand in non-OECD countries rose by approximately 280,000 b/d, or 0.7%, led by increases of 4.8% in India and 3.8% in China that were somewhat offset by a 6.5% decline in the Former Soviet Union (“FSU”). OECD demand declined by 5.1% led by a fall of 6.7% in OECD Pacific, primarily Japan, while demand in OECD North America and Europe declined by approximately 4.9% and 4.7%, respectively.

The financial crisis and resultant economic recession that began in 2008 precipitated a steep decline in crude prices from the highs that were reached in July 2008. In response to this decline, OPEC introduced new production quotas that were intended to reduce output by 4.2 million b/d from September 2008 levels. This resulted in reduced OPEC production during both the third quarter and first nine months of 2009 compared with the respective 2008 levels. Weaker oil demand in OECD countries and reduced OPEC production levels, primarily in the Middle East, generated fewer long-haul crude movements to both Western and Eastern destinations and led to a reduction in trans-Atlantic and Far East product movements. As a consequence both crude and product tanker rates in the third quarter and first nine months of 2009 were significantly below comparable 2008 levels.

Third quarter 2009 OPEC production decreased by approximately 2.7 million b/d compared with the third quarter of 2008 and represented a 68% overall compliance level with production quotas. A drop in production of 1.8 million b/d in the Middle East accounted for most of the OPEC decline and adversely impacted long-haul tanker demand. Production declines in North Africa, Nigeria (primarily from continued civil unrest) and South America also contributed to a reduction in tanker demand.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued)

Production in OPEC countries declined by approximately 9%, or 2.9 million b/d, during the first nine months of 2009 compared with the same period in 2008 as quota compliance levels reached 71%. Production was down in all OPEC areas, adversely impacting demand in all crude oil tanker sectors.

With on-shore oil inventory levels in OECD areas at or near storage capacity, tankers continued to be used to store oil in the third quarter of 2009. The current oil price contango continues to make it profitable to hold cargoes, especially middle distillates, in floating storage. During 2009, as many as 100 tankers have been used for floating storage, with the majority now holding middle distillates as opposed to crude oil, which was the predominant cargo earlier in the year. This has provided some support to both crude tanker and product carrier rates during both the third quarter and first nine months of 2009.

Exacerbating the weak demand situation, tanker tonnage increased approximately 8% over the first nine months of 2009. This is in sharp contrast to the situation that occurred during the same timeframe in 2008 when there was almost no growth in tanker supply.

After having reached their highest levels in 2008, crude oil tanker newbuilding prices have declined during the first nine months of 2009. VLCC newbuilding prices, which reached approximately $160 million in 2008, are believed to have declined by about 30% thus far in 2009. Prices for modern second-hand vessels in 2009 have also declined from 2008 levels.

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average	$7,200	$77,600	$20,300	$89,800
High	$40,500	$196,200	$80,700	$250,000
Low	$(5,800)	$7,200	$(5,800)	$7,200
* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued)

Rates for VLCCs trading out of the Arabian Gulf in the third quarter and first nine months of 2009 averaged $7,200 per day and just over  $20,000 per day, respectively, significantly lower than rates realized in the same periods during 2008.

The main factor behind the lower rates, both in the third quarter and in the first nine months of 2009 was the significant decline in Middle East production that reduced requirements for VLCC tonnage. Tankers operated at negative TCE rates for a time during the third quarter due to reduced availability of cargoes and high bunker costs, with some owners repositioning tankers for cargoes at other locations.

Arabian Gulf OPEC crude oil production in the third quarter of 2009 was 19.8 million b/d, approximately 2.0 million b/d below levels in the same quarter of last year, but about 200,000 b/d above second quarter 2009 levels. Volumes of Middle East oil moving to both Eastern and Western destinations were down relative to the third quarter of 2008, especially to OECD countries where oil demand was particularly weak and refinery runs were significantly lower. Middle East crude oil production in the first nine months of 2009 was also approximately 2.0 million b/d lower than in the first nine months of 2008. Lower oil demand has hurt worldwide refining margins and caused refiners to reduce their refinery runs. Refinery utilization rates in Europe declined from the mid-80% range in 2008 to just below 80% in 2009 while utilization in Japan dropped from approximately 80% in 2008 to 70% in 2009. Declining oil demand and refinery utilization rates has had a negative effect on long-haul crude oil requirements to both of these areas.

Refinery utilization rates in the U.S. during the third quarter of 2009 were 85.5% compared with 83.5% in the third quarter of 2008. Refinery runs in the third quarter of 2008 were adversely impacted by Hurricanes Gustav and Ike that closed down both offshore production platforms and refineries in the Gulf of Mexico in September 2008. The hurricanes necessitated increased movements of both crude oil and products to the U.S. that benefited freight rates during that period.

Seaborne crude oil imports into China increased during both the third quarter and the first nine months of 2009 compared with the respective 2008 periods. An increase in oil demand and the start-up of new refining capacity resulted in seaborne imports increasing by 17% and 11%, respectively, in the third quarter and first nine months of 2009. Production sourced from West Africa accounted for the increase in the third quarter of 2009 while production in the Middle East accounted for most of the increase in seaborne deliveries during the first nine months of 2009.

The use of VLCCs as floating storage has increased in 2009. Approximately 35 VLCCs are now being used for storage purposes, of which about 70% are being used to store crude oil and 30% to store products.

There was a net increase in VLCC tonnage during the first nine months of 2009 with 44 deliveries being offset by 14 deletions. This was in contrast to the first nine months of 2008 when conversions and deletions exceeded fleet additions. The world VLCC fleet, both trading and for other uses, totaled 534 vessels (159.7 million dwt) at September 30, 2009. The VLCC orderbook totaled 204 vessels (63.3 million dwt) at September 30, 2009, equivalent to 40% of the existing VLCC fleet, based on deadweight tons. As of September 30, 2009, single-hull tankers comprised 17% of the existing VLCC fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued)

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average	$9,500	$64,000	$21,500	$62,000
High	$19,000	$140,000	$49,200	$140,000
Low	$2,000	$18,400	$2,000	$18,400
* Based on West Africa to U.S. Gulf Coast

Similar to the VLCC market, third quarter 2009 and year-to-date rates for Suezmax tankers were significantly lower than the comparable periods in 2008.

Nigerian crude oil production during the first nine months of 2009 declined by approximately 180,000 b/d relative to the same timeframe in 2008 as attacks on onshore oil infrastructure resulted in companies shutting in production and declaring force majeure. Nigerian production in July 2009 was approximately 1.68 million b/d (the lowest level in the past 20 years) resulting in a decrease of more than 200,000 b/d in the third quarter of 2009 compared with the third quarter of 2008. Oil production in OPEC North African countries also declined by approximately 250,000 b/d during the first nine months of 2009 compared with the same 2008 timeframe. There was strong demand for this crude during 2008 in Asian countries. North African crude is used to manufacture diesel oil for which there has been growing demand in recent years. Requirements for light sweet crude from North Africa have, however, declined this year in response to weaker demand for middle distillates.

Crude oil exports from West Africa to the U.S. East Coast during the first nine months of 2009 were down more than 25% compared with the same timeframe in 2008. This was primarily due to a 12% decrease in East Coast refinery utilization levels that reduced light sweet crude oil requirements (West African crudes) and thus adversely impacted Suezmax tanker utilization rates. This was partially offset by an increase in crude oil imports into the U.S. from Brazil where production has been steadily increasing.

Growth in the Suezmax fleet, which was minimal during the first nine months of 2008, increased by over 7% during the first nine months of 2009. The increase in tonnage combined with a reduction in tonne-mile demand had an adverse impact on 2009 rates.

The world Suezmax fleet totaled 383 vessels (58.5 million dwt) as of September 30, 2009. The Suezmax orderbook was 145 vessels (22.6 million dwt) at September 30, 2009, representing 39% of the existing Suezmax fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued)

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average	$3,500	$43,200	$12,300	$44,200
High	$8,500	$72,000	$73,000	$95,000
Low	$1,000	$16,600	$1,000	$5,200
*Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the third quarter of 2009 averaged $3,500 per day, approximately 90% below the third quarter of 2008 and 60% below the average for the second quarter of 2009.

Aframax employment and freight rates in the third quarter were adversely impacted by higher than normal planned refinery maintenance activities. Third quarter North Sea production declined by approximately 400,000 b/d compared with the third quarter of 2008 due to heavy maintenance activities in addition to normal field declines. FSU crude oil exports from the Baltic Sea during the third quarter were curtailed by maintenance work on the Russian pipeline system. The combination of diminished volumes from the Baltic and North Seas forced tankers to seek employment elsewhere, including the Caribbean.

Reduced refining throughput levels in the U.S. and Europe in the third quarter and first nine months of 2009 limited demand for Aframaxes. A decline in Mexican crude oil production further reduced employment opportunities for Aframaxes trading in the Atlantic Basin.

 A sizable expansion in the Aframax fleet in the first nine months of 2009 presented increased competition for cargoes during a period in which demand for oil was already weak and exportable oil supplies were below year ago levels. The world Aframax fleet reached 837 vessels (87.6 million dwt) at September 30, 2009. The Aframax orderbook was 174 vessels (19.1 million dwt) at September 30, 2009, representing 22% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils*
	Three Months Ended September 30,		Nine Months Ended September30,
	2009	2008	2009	2008
Average	$8,500	$37,900	$14,600	$33,800
High	$20,000	$41,000	$38,000	$53,800
Low	$0	$34,500	$0	$14,300
*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued)

Rates for Panamaxes that move crude and residual oils averaged $8,500 per day during the third quarter of 2009, approximately 80% below average rates in the corresponding quarter of 2008, and 40% below the second quarter of 2009.

Changing supply patterns caused by the reversal in the direction of crude oil flow through the Trans-Panama pipeline adversely affected Panamax tanker rates. This pipeline was constructed to move Alaskan North Slope crude to U.S. Gulf Coast refineries. The recent reversal in crude flows from East-to-West allows oil from South America and West Africa to flow through the pipeline into newly expanded storage facilities on the west coast of Panama,reducing the demand for Panamax tankers to ship crude oil from Ecuador to U.S. West Coast refineries. In addition many of the cargoes that moved from Ecuador to U.S. West Coast refineries (a 21 day voyage) are now being delivered to storage facilities in Panama (5 day voyage), where larger size tankers are then used. This has further reduced demand requirements for Panamax tankers in this trade.

Fuel oil trading opportunities in the Caribbean also decreased during the first nine months of 2009. Natural gas in the U.S., on a BTU basis, has been cheaper than fuel oil and has, therefore, replaced fuel oil in power and manufacturing plants that are capable of operating with either fuel.

The world Panamax fleet at September 30, 2009 stood at 441 vessels (30.8 million dwt). The current Panamax orderbook of 98 vessels (6.9 million dwt) at September 30, 2009 represents 22% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average	$3,000	$23,300	$6,900	$22,900
High	$7,100	$34,600	$18,200	$35,800
Low	$0	$9,400	$0	$9,400
*Based on 60% trans-Atlantic and 40% Caribbean movements to the U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $3,000 per day during the third quarter of 2009, about 85% below the average for the third quarter of 2008 and 55% below average rates for the second quarter of 2009. Product Carrier rates for the first nine months of 2009 averaged 70% below those realized during the same time period in 2008.

In the third quarter of 2008, Product Carrier rates benefited from arbitrage opportunities for diesel in Europe, South America and China and arbitrage opportunities for gasoline in the U.S. Weaker demand for all products in 2009 led to a reduction in refinery runs in Europe and the U.S. curtailing trans-Atlantic movements, including gasoline from Europe to the U.S. and diesel exports from the U.S. to Europe compared with year-ago levels.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued)

Intra-Asian product movements declined due to reduced demand requirements and the start-up of new refining capacity in countries such as Vietnam that significantly reduced product import requirements. In addition, decreased demand for petrochemicals resulted in a decline in naphtha shipments to Asia. This decrease in tonne-mile demand for Handysize Product Carriers relative to a year ago occurred at the same time that a large number of newbuildings entered the market, placing a considerable amount of downward pressure on Product Carrier rates.

The current price contango in middle distillates resulted in a total of approximately 80 vessels (LR1s and LR2s) being used to store products. The use of tankers as floating storage will likely continue for as long as prices for middle distillates remain in contango, since land-based storage is either filled or more expensive than utilizing tankers.

The world Handysize fleet reached 1,536 vessels (65.3 million dwt) at September 30, 2009. The orderbook now stands at 375 vessels (17.4 million dwt), equivalent to 27% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
45,000 dwt Tankers	$33,100	$39,700	$37,200	$57,500
30,000 dwt ATBs	$23,000	$23,900	$25,200	$37,400

The rates for Jones Act Product Carriers and ATBs averaged $33,100 per day and $23,000 per day, respectively, during the third quarter of 2009, approximately 17% and 4% below their respective third quarter 2008 rates. Rates for both vessel types were, however, approximately 4% above their second quarter 2009 rates.

The decline in rates relative to 2008 primarily reflected weaker demand for products in 2009 that resulted in reduced spot tanker requirements and longer waiting times for cargoes. U.S. Gulf Coast refinery utilization levels in 2009 have been consistently below those of one year ago except for September 2008, when hurricanes caused damage to the refinery infrastructure and utilization rates fell to 60%. The percentage decline in TCE rates for ATBs was less than for Product Carriers as weak freight rates were significantly offset by the lower cost for diesel fuel for ATBs.

Tanker and ATB freight rates during the third quarter of 2009 were somewhat buoyed by maintenance activities at Irving Oil’s New Brunswick refinery in Canada, which resulted in a reduction in exports of gasoline and middle distillates from that facility to U.S. East Coast markets. This increased demand for Jones Act vessels to transport additional cargoes from U.S. Gulf Coast refineries to East Coast markets.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued)

The Delaware Bay lightering business transported an average of 230,000 b/d during the third quarter of 2009, down about 3% from the third quarter of 2008. Third quarter volumes were the highest quarterly lightering volumes so far this year due to low water levels at a customer’s refinery that necessitated additional lightering. Lightering volumes during the first nine months of 2009 were approximately 20% lower than last year reflecting a decline in East Coast refining utilization rates to 73% from 82% in the first nine months of 2008.

One Jones Act vessel was delivered in the third quarter of 2009, resulting in 68 vessels that were available for trading in the Jones Act coastwise market at the end of the quarter. Four more vessels are expected to be delivered in the fourth quarter, which would result in a year-end Jones Act fleet of 72 vessels. There were nine Jones Act vessels in lay-up at the end of the third quarter of 2009.

At the end of the third quarter of 2009 there were 19 tankers and barges in the 160,000 to 420,000 barrel size range on order and one additional barge scheduled for conversion. There are 17 vessels that will be phased out in accordance with OPA 90 regulations and four additional double-hull vessels that will be likely be retired in the next nine to 24 months due to commercial obsolescence.

Outlook

There is a growing consensus that economic growth and oil demand will improve in 2010. The International Energy Agency (“IEA”) forecasts that world GDP will increase by 3.1% in 2010 following a contraction of 1.2% in 2009. Non-OECD countries are expected to continue to lead the way with economic growth increasing from 2.1% in 2009 to 5.2% in 2010. Of equal importance, GDP growth in OECD countries is forecast to increase by 1.4% in 2010 after contracting by 3.6% in 2009.

After two consecutive years of contraction, oil demand is forecast to increase in 2010 by approximately 1.7%, or 1.4 million b/d. Approximately 46% of this increase will occur in Asia, primarily in China and India. Higher crude oil demand will result from the startup of additional refinery capacity in Asia, which will generate additional long-haul seaborne crude oil imports and provide a boost to tonne-mile demand in 2010.

Demand for oil in OECD countries in 2010 is not forecast to significantly change from 2009 levels. Any increase in demand for transportation fuels will likely be offset by lower fuel oil requirements. Seaborne crude oil imports into North America and Europe, however, should increase as North Sea production continues to decline and Russia exports less crude oil into Europe. Declining Mexican crude oil output combined with the start-up of new refining capacity in the Gulf of Mexico could result in an increase in long-haul movements of heavy sour crude oil to the U.S.

Production from new projects will also occur during 2010 that will benefit tonne-mile demand. Incremental production of approximately 200,000 b/d is forecast for Brazil as well as the Caspian area. Exports from Brazil will primarily go to China (benefiting VLCCs) and to the U.S. Gulf Coast (supporting Suezmax tankers). Additional volumes exported from the Caspian Sea should provide a boost to both Aframax and Suezmax tanker employment.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued)

The eventual drawdown of worldwide inventories, including inventories currently being held in tankers, will constrain crude oil and product movements and be detrimental to freight rates in the short-term.

The phaseout of single hull tankers should begin in earnest in 2010. The use of single hull tankers delivering crudes to Asia is steadily declining and there are very few places in the world today where a steady trade for single hull VLCCs exists. It is expected that a majority of single hull tankers will be scrapped in 2010, which will favorably impact tanker utilization rates.

The global financial crisis has caused much uncertainty in the market relating to the ability of highly leveraged tanker companies to finance their newbuilding activities as well as the ability of shipyards to meet their contractual obligations. This will have an impact on future tanker delivery schedules with both tanker cancellations and delivery delays likely to occur.

The overall growth in tanker supply for 2009 is forecast to range between 8% and 10%. There is no growth in tonnage supply forecast for crude tankers in 2010 because the impact of the significant phase-out of single-hull tankers is expected to offset deliveries. The combination of increasing oil demand with no growth in overall tonnage should enhance tanker utilization rates and have a positive impact on freight rates.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Winter-related delays in the Bosporus straits could increase tanker utilization rates in the coming months. Geopolitical events, such as ongoing violence in Nigeria’s oil producing Niger delta, escalating tensions with Iran and other regional conflicts in the Middle East, could also cause changes in supply patterns that could significantly impact rates. Additionally changes in OPEC production quotas will have an impact on tanker utilization and rates.

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

Form 10-Q
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

During the third quarter of 2009, events and circumstances indicated that the four single-hulled U.S. Flag product carriers, which have limited remaining lives due to OPA regulations that mandate their retirement between 2012 and 2013, and one 1977-built double-hulled U.S. Flag product carrier, which has a less-efficient gas turbine engine, might be impaired. In September, the charterer of one of the four single-hulled U.S. Flag product carriers informed OSG that they would not be renewing the time charter upon its expiry in January 2010, which caused the Company to evaluate the vessel’s future employment possibilities in light of its approaching May 2010 drydocking. Also in September, two customers that are currently utilizing the 1977-built double-hulled U.S. Flag product carrier according to contracts of affreightment to perform lightering services in Delaware Bay, announced restructurings of their refinery operations, which could reduce lightering volumes, causing the Company to evaluate the possibility of removing the vessel from lightering service prior to its required June 2010 drydocking. These facts, combined with continued weak market conditions, caused the Company to review all five vessels, which had an aggregate net book value of $45,602,000 as of September 30, 2009, for impairment. The estimates of the undiscounted future cash flows for the 1977-built double-hulled vessel and one of its single-hulled vessels did not support recovery of such vessels’ carrying value. Accordingly, the Company recorded an impairment charge of $12,500,000 to write down their carrying values to their estimated net fair values as of September 30, 2009, using estimates of discounted future cash flows for each of the vessels. The estimates of undiscounted cash flows for each of the remaining three single-hulled vessels indicated that their carrying amounts were recoverable. Nonetheless, it is possible that the estimate of undiscounted cash flows may change in the future, resulting in the need to write down one or more of the three single-hulled product carriers.

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

In June 2009, the Financial Accounting Standards Board amended the consolidation guidance for variable-interest entities (“VIEs”). The amended guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. It also requires additional disclosures for any enterprise that holds a variable interest in a VIE. The new accounting and disclosure requirements become effective for the Company on January 1, 2010. The Company is in the process of evaluating the effect of these requirements on its consolidated financial statements.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations:

During the third quarter of 2009, TCE revenues decreased by $227,436,000, or 52%, to $207,298,000 from $434,734,000, in the third quarter of 2008 mainly due to a significant decrease in the daily TCE rates earned by all of the Company’s international flag vessel classes, as well as a 735 day decrease in revenue days. During the third quarter of 2009, approximately 43% of the Company’s TCE revenues were derived from spot earnings, compared with 64% in the third quarter of 2008. In the third quarter of 2009, approximately 57% of TCE revenues were generated from fixed earnings, which comprise time or bareboat charters (“term”) and synthetic time charters (which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters through hedging with FFAs and bunker swaps that qualify as cash flow hedges). Fixed earnings represented 36% of the Company’s TCE revenues in the third quarter of 2008. During the first nine months of 2009, TCE revenues decreased by $448,210,000, or 37%, to $748,472,000 from $1,196,682,000 in the first nine months of 2008. During the first nine months of 2009, approximately 50% of the Company’s TCE revenues were derived from spot earnings compared with 65% in the first nine months of 2008. In the first nine months of 2009, approximately 50% of TCE revenues were generated from time, bareboat, or synthetic time charters compared with 35% in the first nine months of 2008.

OSG operates most of its crude oil tankers in commercial pooling arrangements (“Pools”). The Pools' cargo commitments make them attractive, but such cargo commitments limit the Pools’ ability to support any significant portfolio of time charters. Accordingly, OSG enters into forward freight agreements (“FFAs”) and bunker swaps seeking to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and that are effective, are reflected in TCE revenues in the periods to which such hedges relate. The Company achieved average TCE rates for VLCCs of $38,920 per day for 890 days and $77,945 per day for 435 days covered by such effective hedges for the third quarter of 2009 and 2008, respectively. The September 30, 2009 mark-to-market for derivative positions through 2010 that qualify for hedge accounting treatment, which are considered to be effective, are recorded in accumulated other comprehensive loss (equity). The actual results of these hedge positions will be reflected in the Company's earnings in the periods to which the positions relate. The results of derivative positions that do not qualify for hedge accounting treatment are reflected in other income/(expense) and resulted in gains of $316,000 and $8,578,000 in the third quarter of 2009 and 2008, respectively.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued)

During the third quarter of 2009, income/(loss) from vessel operations decreased by $208,918,000 to $(16,199,000) from $192,719,000 in the third quarter of 2008. During the first nine months of 2009, income from vessel operations decreased by $353,820,000 to $113,145,000 from $466,965,000 in the first nine months of 2008. See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
TCE revenues	$99,805	$295,099	$387,936	$798,908
Vessel expenses	(24,606)	(30,308)	(74,608)	(87,673)
Charter hire expenses	(51,367)	(81,950)	(184,251)	(219,650)
Depreciation and amortization	(18,523)	(18,123)	(54,818)	(55,018)
Income from vessel operations (a)	$5,309	$164,718	$74,259	$436,567
Average daily TCE rate	$21,204	$60,908	$27,509	$57,122
Average number of owned vessels (b)	25.0	25.1	24.7	25.5
Average number of vessels chartered-in under operating leases	27.1	28.8	28.0	26.4
Number of revenue days (c)	4,707	4,845	14,102	13,986
Number of ship-operating days:(d)
Owned vessels	2,300	2,301	6,739	6,987
Vessels bareboat chartered-in under operating leases	599	552	1,786	1,616
Vessels time chartered-in under operating leases	1,610	1,934	5,126	5,080
Vessels spot chartered-in under operating leases	283	157	737	540

(a)	Income from vessel operations by segment is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs and gain/(loss) on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)
Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2009 and 2008 between spot and fixed earnings and the related revenue days. The Company has entered into FFAs and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs and Aframaxes in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment, are reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended September 30,	2009		2008
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$22,977	$38,920	$113,358	$77,945
Revenue days	436	890	1,035	435
Suezmaxes:
Average rate	$14,000	$—	$55,716	$—
Revenue days	206	—	199	—
Aframaxes:
Average rate	$13,421	$30,972	$42,780	$31,962
Revenue days	1,810	313	1,494	383
Panamaxes:
Average rate	$14,298	$24,940	$39,225	$26,554
Revenue days	592	368	659	460

Nine months ended September 30,	2009		2008
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$35,488	$41,786	$103,558	$80,513
Revenue days	1,548	2,432	3,100	1,269
Suezmaxes:
Average rate	$26,455	$—	$50,752	$—
Revenue days	658	—	535	—
Aframaxes:
Average rate	$21,538	$35,695	$41,750	$31,012
Revenue days	5,415	742	4,425	1,027
Panamaxes:
Average rate	$20,236	$26,430	$36,262	$26,978
Revenue days	1,798	1,236	1,747	1,363

During the third quarter of 2009, TCE revenues for the International Crude Tankers segment decreased by $195,294,000, or 66%, to $99,805,000 from $295,099,000 in the third quarter of 2008 reflecting significant decreases in average rates earned on all classes of crude tankers operating in the spot market.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

Vessel expenses decreased by $5,702,000 to $24,606,000 in the third quarter of 2009 from $30,308,000 in the third quarter of 2008, principally attributable to a decrease in average daily vessel expenses of $2,218 per day. This decrease is primarily due to the timing of delivery of stores, spares and lubricating oils, reductions in repairs and the renegotiation of the fixed rate technical management agreements between the Company and DHT Maritime, Inc., formerly Double Hull Tankers, Inc. (“DHT”), on seven tankers, effective January 17, 2009. Under the renegotiated agreements, DHT is responsible for all vessel expenses. Charter hire expenses decreased by $30,583,000 to $51,367,000 in the third quarter of 2009 from $81,950,000 in the third quarter of 2008, principally as a result of lower profit share due to owners reflecting lower TCE rates achieved on the VLCC and Aframax fleets and a reduction in chartered-in days.

During the first nine months of 2009, TCE revenues for the International Crude Tankers segment decreased by $410,972,000, or 51%, to $387,936,000 from $798,908,000 in the first nine months of 2008 reflecting significant decreases in average rates earned on all classes of tankers across the crude fleet, partially offset by a 116 day increase in revenue days. The increase in days reflects increased days attributable to the OSG Lightering business during 2009.

Vessel expenses decreased by $13,065,000 to $74,608,000 in the first nine months of 2009 from $87,673,000 in the first nine months of 2008 primarily due to a decrease in average daily vessel expenses of $1,487 per day. Average daily vessel expenses for the first nine months of 2009 declined for the same reasons described above with respect to the third quarter. Charter hire expenses decreased by $35,399,000 to $184,251,000 in the first nine months of 2009 from $219,650,000 in the first nine months of 2008, principally as a result of lower profit share due to owners as a result of lower TCE rates achieved on the VLCC and Aframax fleets, partially offset by a 216 day increase in bareboat and time chartered-in days.

OSG Lightering in both the third quarter and first nine months of 2009 was able to fill its spot charter-in requirements at lower rates than the comparable 2008 periods due to the significant reduction in Aframax rates.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

International Product Carriers (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
TCE revenues	$45,966	$80,589	$180,732	$218,593
Vessel expenses	(17,598)	(23,916)	(61,751)	(69,042)
Charter hire expenses	(25,649)	(22,129)	(81,612)	(56,248)
Depreciation and amortization	(7,926)	(13,728)	(31,362)	(41,139)
Income/(loss) from vessel operations	$(5,207)	$20,816	$6,007	$52,164
Average daily TCE rate	$16,242	$24,486	$18,623	$22,656
Average number of owned vessels	12.0	15.0	13.7	15.4
Average number of vessels chartered-in under operating leases	19.2	22.1	23.0	20.9
Number of revenue days	2,830	3,291	9,705	9,649
Number of ship-operating days:
Owned vessels	1,104	1,380	3,740	4,218
Vessels bareboat chartered-in under operating leases	915	1,477	3,991	4,374
Vessels time chartered-in under operating leases	854	552	2,296	1,365

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2009 and 2008 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

Three months ended September 30,	2009		2008
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$14,813	$—	$40,507	$18,566
Revenue days	364	—	184	184
Handysize Product Carriers:
Average rate	$11,766	$22,333	$31,412	$20,250
Revenue days	1,279	1,095	1,023	1,900

Nine months ended September 30,	2009		2008
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$18,935	$19,429	$36,767	$18,610
Revenue days	1,011	282	548	546
Handysize Product Carriers:
Average rate	$17,376	$21,003	$27,175	$19,469
Revenue days	3,661	4,405	2,887	5,668

During the third quarter of 2009, TCE revenues for the International Product Carriers segment decreased by $34,623,000, or 43%, to $45,966,000 from $80,589,000 in the third quarter of 2008. This decrease in TCE revenues principally resulted from a decrease in average rates earned on the Handysize Product Carriers and Panamax Product Carriers operating in the spot market.  Revenue days have also decreased by 461 days. By the end of August 2009, all 13 of the segment’s older, single-hull Handysize Products had redelivered to the owners at the expiry of their respective charters. These redeliveries were partially offset by an increase in chartered-in modern Handysize Product Carriers. In addition, two Panamax Product Carriers that were operating on time charters were sold during the second quarter of 2009.

Vessel expenses decreased by $6,318,000 to $17,598,000 in the third quarter of 2009 from $23,916,000 in the third quarter of 2008 principally due to a decrease of 838 owned and bareboat chartered-in days. The decrease was principally driven by the fleet changes discussed above. Charter hire expenses increased by $3,520,000 to $25,649,000 in the third quarter of 2009 from $22,129,000 in the third quarter of 2008 due to an increase in chartered-in modern Handysize Product Carriers, and the sale and charter back of two Panamax Product Carriers, and one LR2 which operated in the International Product Carriers segment for the quarter. These increases were partially offset by the expiration of bareboat charters on the older Handysize Product Carriers discussed above. Depreciation and amortization decreased by $5,802,000 to $7,926,000 in the third quarter of 2009 from $13,728,000 in the third quarter of 2008 principally due to the expiration of the bareboat charters on the older Handysize Product Carriers.

During the first nine months of 2009, TCE revenues for the International Product Carriers segment decreased by $37,861,000, or 17%, to $180,732,000 from $218,593,000 in the third quarter of 2008. This decrease in TCE revenues resulted from the decrease in average rates earned on the Handysize Product Carriers and Panamax Product Carriers operating in the spot market.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

Vessel expenses decreased by $7,291,000 to $61,751,000 in the first nine months of 2009 from $69,042,000 in the first nine months of 2008 principally due to an 861 day decrease in owned and bareboat chartered-in days, primarily relating to the redelivery of the older Handysize Product Carriers discussed above. Charter hire expenses increased by $25,364,000 to $81,612,000 in the first nine months of 2009 from $56,248,000 in the first nine months of 2008 due to the increase in time chartered-in modern Handysize Product Carriers discussed above. Depreciation and amortization decreased by $9,777,000 to $31,362,000 in the first nine months of 2009 from $41,139,000 in the first nine months of 2008 principally due to the expiration of the charters on the older Handysize Product Carriers discussed above.

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

Other International (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
TCE revenues	$1,978	$4,458	$5,869	$20,124
Vessel expenses	(552)	(533)	(1,601)	(2,295)
Charter hire expenses	—	(1,322)	—	(7,626)
Depreciation and amortization	(1,692)	(1,685)	(4,907)	(4,822)
Income/(loss) from vessel operations	$(266)	$918	$(639)	$5,381
Average daily TCE rate	$21,500	$28,946	$21,500	$28,785
Average number of owned vessels	1.0	1.0	1.0	1.0
Average number of vessels chartered in under operating leases	—	0.7	—	1.6
Number of revenue days	92	154	273	699
Number of ship-operating days:
Owned vessels	92	92	273	274
Vessels time chartered-in under operating leases	—	62	—	425

As of September 30, 2009, the Company operated one Other International Flag vessel, a Pure Car Carrier. During the third quarter of 2008, the time charters-in of two International Flag Dry Bulk Carriers and related purchase options for such vessels were sold. All three vessels were employed on long-term charters.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

U. S. Segment (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
TCE revenues	$59,549	$54,588	$173,935	$159,057
Vessel expenses	(23,917)	(24,638)	(72,191)	(71,039)
Charter hire expenses	(16,489)	(9,870)	(43,579)	(25,786)
Depreciation and amortization	(12,836)	(12,900)	(38,661)	(40,363)
Income from vessel operations	$6,307	$7,180	$19,504	$21,869
Average daily TCE rate	$37,010	$32,455	$35,708	$32,809
Average number of owned vessels	14.0	16.0	15.3	16.3
Average number of vessels chartered in under operating leases	7.0	4.1	6.2	3.7
Number of revenue days	1,609	1,682	4,871	4,848
Number of ship-operating days:
Owned vessels	1,288	1,472	4,171	4,475
Vessels bareboat chartered-in under operating leases	644	380	1,706	1,006

In late-June 2008, the Company purchased two Product Carriers, the Overseas New Orleans and Overseas Philadelphia, which had previously been operating on bareboat charters-in that were classified as capital leases.

During the third quarter of 2009, TCE revenues for the U.S. segment increased by $4,961,000, or 9%, to $59,549,000 from $54,588,000 in the third quarter of 2008. The increase was the result of an increase in the average rates earned during the period. This increase in rates reflects the delivery of three additional bareboat chartered-in Jones Act Product Carriers subsequent to June 30, 2008, all of which were time chartered-out. The related increase in revenue attributable to these new Jones Act Product Carriers was offset by an increase in lay-up days of 284 in the current quarter and the removal from service of two vessels in the fourth quarter of 2008 pending their sale. These out-of-service days were offset by a 130 day reduction in drydock and repair days in the current quarter.

Vessel expenses decreased by $721,000 to $23,917,000 in the third quarter of 2009 from $24,638,000 in the third quarter of 2008 principally due to the lay-up of four vessels during the third quarter of 2009, and the sales of the Overseas Integrity and M 300 in late-June 2009. Charter hire expenses increased by $6,619,000 to $16,489,000 in the third quarter of 2009 from $9,870,000 in the third quarter of 2008 principally due to the delivery of the three vessels referred to above.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the first nine months of 2009, TCE revenues for the U.S. segment increased by $14,878,000, or 9%, to $173,935,000 from $159,057,000 in the first nine months of 2008. The increase was the result of an increase in the average rates earned as discussed above, partially offset by a net increase in out-of-service days of 396 days.

Vessel expenses increased by $1,152,000 to $72,191,000 in the first nine months of 2009 from $71,039,000 in the first nine months of 2008 principally due to an increase of 700 bareboat chartered-in days relating to the deliveries discussed above and the Overseas New York, which commenced operations in the second quarter of 2008, partially offset by the impact of the lay-ups and sales discussed above. Charter hire expenses increased by $17,793,000 to $43,579,000 in the first nine months of 2009 from $25,786,000 in the first nine months of 2008 principally due to the delivery of the chartered-in vessels referred to above. Depreciation and amortization decreased by $1,702,000 to $38,661,000 in the first nine months of 2009 from $40,363,000 in the first nine months of 2008 principally due to the Overseas Integrity and M 300 being classified as held for sale during the fourth quarter of 2008. Depreciation ceased on these vessels when they were classified as held for sale, in accordance with applicable accounting guidance.

General and Administrative Expenses

During the third quarter of 2009, general and administrative expenses decreased by $4,117,000 to $28,313,000 from $32,430,000 in the third quarter of 2008 principally because of the following:

•	a reduction in compensation and benefits paid to shore-based staff of $1,849,000;
•
lower consulting, legal and travel and entertainment costs of $874,000, which is net of approximately $1,714,000 of costs incurred in connection with the expected tender offer for all of the outstanding publicly held common units of OSG America L.P.; and

•	reductions in training and other discretionary expenditures of $1,366,000 resulting from cost control efforts.

During the first nine months of 2009, general and administrative expenses decreased by $19,504,000 to $84,720,000 from $104,224,000 in the first nine months of 2008 principally because of the following:

•	a reduction in compensation and benefits paid to shore-based staff of $11,415,000;
•
lower consulting, legal and travel and entertainment costs of $2,664,000, which is net of approximately $1,714,000 of costs incurred in connection with the expected tender offer for all of the outstanding publicly held common units of OSG America L.P.;

•	a favorable change in foreign exchange rates that resulted in benefits of $1,055,000; and
•	reductions in training and other discretionary expenditures of $3,389,000 resulting from cost control efforts.

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Affiliated Companies:

During the third quarter of 2009, equity in income of affiliated companies decreased by $1,094,000 to $2,480,000 from $3,574,000 in the third quarter of 2008. During the first nine months of 2009, equity in income of affiliated companies decreased by $2,883,000 to $6,068,000 from $8,951,000 in the first nine months of 2008. These changes were as a result of the Company’s share of costs incurred in 2009 during conversion of two ULCCs by the FSO joint venture and lower earnings from the LNG joint venture resulting from the impact of interest rate swaps that principally commenced subsequent to June 30, 2008. As a result of delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered-in the TI Oceania, a ULCC wholly-owned by the Company, as a temporary replacement unit. Charter hire received by MOQ from early August was offset by liquidated damages payable by the joint venture to MOQ under the service contracts. For more information with respect to the conversion of the two ULCCs to FSOs see below in the discussion of “Liquidity and Sources of Capital.”

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

The following table summarizes the Company’s interest in its vessel owning equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of September 30, 2009 and 2008.

Three months ended September 30,	2009		2008
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	184	49.9%	184	49.9%

ULCC operating as temporary FSO	35	50.0%	—	50.0%

Nine months ended September 30,	2009		2008
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	545	49.9%	497	49.9%

ULCC operating as temporary FSO	35	50.0%	—	50.0%

Form 10-Q
OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest before impact of swaps and capitalized interest	$10,070	$16,876	$33,184	$62,189
Impact of swaps	3,171	821	7,719	1,745
Capitalized interest	(2,308)	(5,402)	(7,695)	(16,085)
Interest expense	$10,933	$12,295	$33,208	$47,849

The Company’s redemption of the $176,115,000 outstanding balance of its 8.25% Senior Notes in May 2008, using funds borrowed under the long-term revolving credit facility that were swapped into fixed rates at a weighted average of approximately 3.3%, locked in a reduction in interest expense of approximately $7,000,000 per annum through March 2013. Interest expense for the nine months ended September 30, 2008 includes a $2,150,000 write off of the unamortized balance of deferred finance charges with respect to the 8.25% Senior Notes.

Interest expense decreased by $1,362,000 to $10,933,000 in the third quarter of 2009 from $12,295,000 in the third quarter of 2008 as a result of a decrease in the average rate paid on floating rate debt of 270 basis points to 1.1% from 3.8% in 2008. This decrease was partially offset by an increase in the average amount of debt outstanding of $65,000,000, higher expenses on the interest rate swaps resulting from the decline in LIBOR rates for the 2009 period compared with the third quarter of 2008 and a reduction in interest capitalized.

Interest expense decreased by $14,641,000 to $33,208,000 in the first nine months of 2009 from $47,849,000 in the first nine months of 2008 as a result of the redemption of the 8.25% Senior Notes described above and a decrease in the average rate paid on floating rate debt of 280 basis points to 1.5% from 4.3% in 2008. These decreases were partially offset by an increase in the average amount of debt outstanding of $4,000,000, higher expenses on the interest rate swaps resulting from the decline in LIBOR rates for the 2009 period compared with the first nine months of 2008 and a reduction in interest capitalized.

Provision/(Credit) for Federal Income Taxes:

The income tax benefits for the three and nine months ended September 30, 2009 included $2,353,000 for the reduction in the reserve attributable to tax positions taken for which the probability of recognition was considered less than more likely than not. Such income tax benefits were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflects the reversal of previously established deferred tax liabilities.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income/(loss) attributable to Overseas Shipholding Group, Inc.	$(19,624)	$197,840	$93,332	$397,210
(Credit) for income taxes	(1,850)	(1,071)	(6,153)	(1,842)
Interest expense	10,933	12,295	33,208	47,849
Depreciation and amortization	40,977	46,436	129,748	141,342
EBITDA	$30,436	$255,500	$250,135	$584,559

Liquidity and Sources of Capital:

Working capital at September 30, 2009 was approximately $733,000,000 compared with $483,000,000 at December 31, 2008. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of $41,000,000 at September 30, 2009. The Company expects to use the balance in the Capital Construction Fund during 2009 and 2010 to fund remaining payments towards the construction contracts for two U.S. Flag ATBs.

Net cash provided by operating activities in the first nine months of 2009 approximated $198,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2009) compared with $296,000,000 in the first nine months of 2008. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to September 30, 2009, compared with the actual TCE rates achieved during the first nine months of 2009, will have a negative comparative impact on the amount of cash provided by operating activities. The Company entered into forward freight agreements to hedge a portion of the results of its VLCC fleet, recognizing that such contracts have basis risk. Most of these contracts are exchange-based, which significantly reduces counterparty risk. At the current rate levels, the Company believes that the 2009 results of the International Crude Tankers segment will continue to benefit from these hedge positions.

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

In August 2008, the Company amended floating rate term loans covering seven vessels. The amendment provided additional borrowing capacity of approximately $100,000,000, adding two vessels currently under construction to the secured facility. The New Loan bears interest at a rate based on LIBOR and amortizes over ten years commencing upon delivery of each of the two vessels.

In August 2009, the Company entered into a $389,000,000, 12-year secured facility with the Export-Import Bank of China. Borrowings under the facility will be used toward financing three VLCCs and two Aframaxes constructed in China. Borrowings under the facility bear interest at a rate based on LIBOR. In September 2009, the Company borrowed $299,000,000 under this facility. As of September 30, 2009, the Company maintained $7,945,000 of cash contractually restricted to meet a loan-to-value covenant contained in the agreement.

The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure the senior unsecured notes equally and comparably with any other unsecured indebtedness in the event OSG is required to secure such debt.

In addition to the above facilities, as of September 30, 2009, OSG had $1,800,000,000 of long-term unsecured credit availability and $200,000,000 of long-term secured credit availability, of which approximately $754,000,000 had been borrowed and an additional $10,280,000 had been used for letters of credit. The Company’s two long-term revolving credit facilities mature as follows: $150,000,000 (2011), $350,000,000 (2012) and $1,500,000,000 (2013). The current financial resources available under the unsecured credit facilities are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. The availability under the unsecured credit facility plus cash on hand and cash expected to be generated from operations should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short and medium term.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

One of the rating agencies (Moody’s) recently reduced its rating for OSG’s senior unsecured debt down by one notch to Ba2, which is equivalent to Standard & Poor’s rating for OSG’s senior unsecured debt of BB. Moody’s attaches a stable outlook to their rating whereas Standard & Poor’s expresses a negative outlook. Further increases in debt, either from share repurchases, acquisitions or additional charter-in commitments could result in a downgrade as could a protracted downturn in freight rates. A downgrade does not impact any of the existing financial covenants contained in the Company’s debt agreements nor does it increase the Company’s current cost of funds.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of September 30, 2009 and projects continued compliance over the next twelve months. Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,204,226,000 of which $879,617,000 was nonrecourse to the Company.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav N.V. for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, respectively, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel has been converted to an FSO. The Company has a 50% interest in this joint venture. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009 for approximately $200,000,000. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture has entered into a $500,000,000 credit facility secured by the service contracts to partially finance the acquisition of the two ULCCs and the cost of conversion. Approximately $325,000,000 was outstanding under this facility on September 30, 2009, with half or all of the outstanding amount of this facility being subject to acceleration on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture has entered into floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps, covering notional amounts aggregating $480,000,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements became effective the third quarter of 2009 and have maturity dates ranging from July to September 2017.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

Conversion of both vessels to FSOs has been delayed. The joint venture owner of the FSO Asia has notified MOQ that the FSO Asia will begin providing services on November 11, 2009, before the November 19, 2009 cancellation date after which MOQ has the right to terminate both the FSO Asia and FSO Africa service contracts.  The conversion of the FSO Africa to an FSO is expected to be completed in the first two months of 2010. Under the terms of the service contracts, if the conversion of the FSO Africa is not completed and the FSO Africa does not begin providing FSO services to MOQ by January 19, 2010 (the “Africa Cancellation Date”), MOQ has the right to terminate both the FSO Africa and the FSO Asia service contracts.  It is uncertain whether the conversion of the FSO Africa will be completed and the vessel will be able to begin providing FSO services to MOQ by the Africa Cancellation Date.  MOQ has notified the joint venture partners that MOQ reserves all of its rights if the FSO Africa does not begin providing services by the Africa Cancellation Date. Management believes that both the FSO Asia and the FSO Africa are critical to MOQ’s multi-billion dollar expansion on the Al Shaheen field and that MOQ is unlikely to exercise its rights to terminate either or both of the service contracts if the FSO Africa does not begin providing FSO services by the Africa Cancellation Date.  However, no assurance can be given that the FSO Africa will begin providing FSO services by the Africa Cancellation Date, or that in any such event MOQ will not exercise its rights to terminate either or both service contracts or request changes to contract terms. The service contracts provide for the payment of liquidated damages by the joint venture to MOQ for delays in delivery of the FSOs (which liquidated damages are expensed by the joint venture as incurred), and for damages on termination of such contracts (with OSG’s aggregate exposure to such liquidated or other damages being limited to $25,000,000). The value of each vessel without the related service contract may be adversely affected.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $853,878,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2009 follows (in thousands):

	Balance of 2009	2010	2011	2012	2013	Beyond 2013	Total
Debt (1)	$17,741	$84,392	$87,020	$122,901	$891,089	$774,847	$1,977,990
Operating lease obligations (chartered-in vessels)(2)	94,332	368,554	360,678	311,603	262,725	839,908	2,237,800
Construction contracts (3)	102,725	216,295	158,292	—	—	—	477,312
Advances to joint ventures (4)	—	20,000	—	—	—	—	20,000

1 Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,331,969,000 as of September 30, 2009, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at September 30, 2009 of 0.3%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $452,772,000 at September 30, 2009 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.0%.

2 As of September 30, 2009, the Company had charter-in commitments for 56 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

3 Represents remaining commitments under shipyard construction contracts or estimates thereof, excluding capitalized interest and other construction costs.

4 The Company expects to be required to contribute a minimum of approximately $20,000,000 to a joint venture, representing its share of increases in the costs of converting the two ULCCs to FSOs.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss. As of September 30, 2009, the Company has recorded an asset of $264,000 related to the fair values of these contracts, which settle between October 2009 and March 2010 and cover approximately ₤1,000,000 per month.

OSG's management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements and bunker swaps with an objective of economically hedging risk. The Company enters into FFAs and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, seeking to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs and bunker swaps, OSG manages the financial risk associated with fluctuating market conditions. FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from certain of the pools in which it participates. FFAs and bunker swaps are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house or LCH, London Clearing House. NOS ASA and LCH require the posting of collateral by all participants. The use of a clearing house reduces the Company’s exposure to counterparty credit risk. As of September 30, 2009, OSG was committed to FFA and bunker swap agreements that qualified as cash flow hedges for accounting purposes with a fair value of $21,234,000 (hedging income). The effective portion of the changes in fair value of these positions are recorded in accumulated other comprehensive loss. These contracts settle between October 2009 and December 2009.

The Company’s VLCCs are deployed and earn revenue through commercial pools that operate on multiple routes on voyages of varying durations, which differs from the standard routes associated with the related hedging instruments. Therefore, the FFA and bunker hedges that qualify as cash flow hedges for accounting purposes have basis risk. The TCE rates for the pools are computed from the results of actual voyages performed during the period whereas the rates used for settling FFA and bunker hedges are calculated as simple averages of the daily rates for standard routes reported with each daily rate weighted equally. High volatility tends to weaken the statistical relationship between pool performance and the FFA market results.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

The second half of 2008 experienced extremely high volatility both in freight rates and bunker prices. The Tankers International pool's VLCC earnings do not fluctuate as much as TD-3 since the pool’s cargo system with longer Arabian Gulf to Western destination and West Africa to Eastern destination combination voyages smoothes out the pool’s earnings. The historical difference in volatility between TD-3 and Tankers International pool's earnings has been analyzed and the volume of the hedge position optimized to maximize correlation. For the third quarter of 2009, the synthetic TCE rate achieved for VLCCs was approximately $38,920 per day. In addition, the Company's derivative positions seek to achieve synthetic time charters for 1,220 days for VLCCs over the period from October 1, 2009 to January 31, 2010. However, due to the above mentioned basis risk, price volatility and other factors, the actual TCE rates achieved for the synthetic time charters may differ, possibly substantially, from expected rates.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Following the announcement of OSG’s intent to make an offer to purchase all of the outstanding publicly held common units of OSG America L.P. (the “Offer”), two purported class action complaints on behalf of unitholders have been filed separately by an individual and an entity each claiming to be a unitholder of OSG America L.P. (the “Partnership”). The first-filed complaint, filed on September 28, 2009 in the Supreme Court of the State of New York, County of New York, is captioned Cornelius P. Dukelow v. OSG America, L.P., et al. (the “Dukelow Complaint”). The second-filed complaint, filed on October 8, 2009 in the Circuit Court of the 13th Judicial District, in and for Hillsborough County, Florida, is captioned Balanced Beta Fund v. Morten Arntzen, et al. (the “Balanced Beta Fund Complaint”). Both complaints name as defendants OSG, the Partnership and each of the individual board members of the Partnership’s general partner (and, in the Balanced Beta Fund Complaint, the general partner). Both complaints purport to assert claims for breaches of fiduciary duties (against the individual defendants in the Dukelow Complaint and against all defendants in the Balanced Beta Fund Complaint); the Dukelow Complaint also purports to assert a claim for aiding and abetting the alleged breaches of fiduciary duties (against OSG). Both complaints allege, among other things, that the Offer price is unfair and inadequate, and that the Offer involves a process that is alleged to be either unfair or inadequate. The Dukelow Complaint seeks, among other relief, to enjoin the Offer and subsequent exercise of the repurchase right or, alternatively, seeks damages in an unspecified amount in the event the proposed transactions occur. The Balanced Beta Fund Complaint seeks, among other relief, a declaratory judgment and compensatory and/or rescissory damages. The defendants believe that the claims made in these complaints are without merit and intend to vigorously defend against these actions.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 1A.        Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, other than to the risk factors shown below.

American Shipping Company ASA, formerly known as Aker American Shipping ASA ("AMSC"), and OSG have signed a nonbinding proposal to settle all outstanding commercial disagreements between them, including settlement of their arbitration proceeding, but no assurance can be given that such nonbinding proposal may be implemented

As of August 15, 2009, AMSC and OSG signed a nonbinding proposal (the “Nonbinding Proposal”) to settle outstanding commercial disagreements between them.  The Nonbinding Proposal is intended to resolve certain liquidity issues affecting AMSC and Aker Philadelphia Shipyard ASA (“AKPS”) described in OSG’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 under Risk Factors which description is incorporated herein by reference.  Resolution of such issues is expected to enable AKPS to continue its 12 ship newbuild program.  All 12 vessels have been chartered to OSG, seven of which have delivered and are trading in the Jones Act market.  The Nonbinding Proposal provides for the dismissal with prejudice of all claims in the arbitration proceeding among the parties described in OSG’s Annual Report on Form 10-K for 2008 under Risk Factors which description is incorporated herein by reference.  The Nonbinding Proposal also contains a number of provisions materially altering the prior agreements among the parties, including providing for the sale to OSG of two newbuild vessels that were to be bareboat chartered to OSG.

Implementation of the Nonbinding Proposal is subject to certain conditions precedent, including the receipt of third party approvals from various lenders and government authorities, the execution and delivery of satisfactory definitive documentation and the completion of satisfactory due diligence.  The parties are negotiating definitive agreements to implement the proposal but no assurance can be given that the Nonbinding Proposal will be implemented.  In connection with the matters at issue in the arbitration, as described in OSG’s Form 10-K for 2008, OSG does not admit and continues vigorously to deny any triggering of charter extensions, any breach of contract, and any wrongdoing whatsoever in connection with its dealings with AMSC and the arbitration may be resumed by either party at any time.

Item 6.     Exhibits

See Exhibit Index on page 59.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC.
       AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 6, 2009	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: November 6, 2009	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President, Chief Financial Officer and Treasurer

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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