Form 10-K
period 2009-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2010-03-01
CIK 75208

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                         to                     .

Commission File Number 1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2637623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

666 Third Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-953-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was $797,137,960, based on the closing price of $34.04 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

As of February 25, 2010, 26,903,262 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

OVERVIEW
Overseas Shipholding Group, Inc. (“OSG” or the “Company”) is one of the world’s leading bulk shipping companies engaged primarily in the ocean transportation of crude oil and petroleum products. At December 31, 2009, the Company owned or operated a modern fleet of 106 vessels (aggregating 10.9 million deadweight tons and 864,800 cubic meters) of which 84 vessels operated in the international market and 22 operated in the U.S. Flag market. OSG’s newbuilding program of owned and chartered-in vessels totaled 23 International and U.S. Flag vessels, bringing the Company’s total owned, operated and newbuild fleet to 129 vessels.

The Company’s vessel operations are organized into strategic business units and focused on market segments: crude oil, refined petroleum products, U.S. Flag and gas. The International Flag Crude Tanker unit manages International Flag ULCC, VLCC, Suezmax, Aframax, Panamax and Lightering tankers; the International Flag Product Carrier unit principally manages LR1 and MR product carriers and the U.S. Flag unit manages most U.S. Flag vessels.  Through joint venture partnerships, the Company operates four LNG carriers and, beginning in 2010, two Floating Storage and Offloading (“FSO”) service vessels.  Dedicated chartering and commercial personnel manage specific fleets while the Company’s technical ship management operations and corporate departments support the Company’s global operations.

OSG generally charters its vessels to customers either for specific voyages at spot rates or for specific periods of time at fixed daily amounts. Spot market rates are highly volatile, while time and bareboat charter rates are fixed for specific periods of time and provide a more predictable stream of Time Charter Equivalent Revenues (“TCE”). For a more detailed discussion on factors influencing spot and time charter markets, see Operations—Charter Types later in this section.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report on Form 10-K can be found later in Item 1. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

BUSINESS STRATEGY
OSG is committed to providing safe, reliable transportation services to its customers while ensuring the safety of its crews, vessels and the environment. The Company is also committed to creating long-term shareholder value by executing on a growth strategy designed to maximize returns in all economic cycles.  The Company believes it can successfully deliver benefits to both customers and shareholders by creating a rewarding and challenging work environment for all employees.  OSG’s growth strategy is focused on four elements:

▪	Sector Leadership
OSG seeks to maintain or achieve market leading positions in each of the primary markets it operates: crude oil, products and U.S. Flag.  The Company has expanded its fleet through organic growth and acquisitions of companies that have expanded its market presence, the scale of its fleet and service offerings.

▪	Fleet Optimization
The Company believes that it can improve returns in any shipping cycle by taking a portfolio approach to managing its business.  This approach includes operating a diverse set of vessels that trade in different markets; participating in commercial pools that maximize vessel utilization; managing a fleet of owned and chartered-in tonnage that provides for flexibility and optionality; and trading its fleet in both the spot and time charter markets to enhance returns.

▪	Superior Technical Ship Management
OSG is committed to operational excellence across its fleet. The Company’s high-quality, modern fleet is operated by experienced crews supported by skilled shore side personnel.  One hundred percent of OSG’s owned international flag fleet is double hull.  OSG’s Safety Management System (“SMS”) is designed to ensure that operational practices and procedures are standardized fleet wide and those seafarers and vessel operations meet or exceed all applicable safety, regulatory and environmental standards established by International and U.S. maritime laws.  For more information, see Technical Operations later in this section.

2009 Annual Report	1

▪	Financial Flexibility
The Company believes its strong balance sheet, comparatively high credit rating and level of unencumbered assets provide significant financial flexibility.  OSG has been able to access both the unsecured bank markets and the public debt markets, allowing it to borrow substantial amounts on an unsecured basis. This financial flexibility permits the Company to pursue attractive business opportunities.

Summary of 2009 Events
OSG’s growth strategy seeks to balance the expansion and renewal of its fleet across multiple market segments and manage the mix of owned and chartered-in assets.  Chartering-in vessels gives the Company greater flexibility in both contracting and expanding markets through an ability to exercise redelivery, purchase or charter extension options.  Sale and leaseback transactions not only raise cash that can be redeployed or reinvested, but shift risk, providing for greater flexibility in uncertain market conditions.

Fleet Expansion
In 2009, OSG took delivery of ten vessels.

▪	In the Crude Oil segment, two 113,000 dwt owned Aframaxes, the Overseas Yellowstone and Overseas Yosemite, delivered.

▪
In Products, five vessels delivered.  Four MRs included the 51,000 dwt Blue Emerald time chartered-in for three years, the Atlantic Polaris and Atlantic Pisces, both 47,000 dwt vessels time chartered-in for 10 years and the Overseas Skopelos, a 50,000 dwt owned vessel.  The Overseas Mindoro, a 73,000 dwt owned LR1 also delivered.

▪
Three U.S. Flag product carriers delivered, the Overseas Boston, Overseas Nikiski and Overseas Cascade, all 46,815 dwt vessels.  The Overseas Cascade after operating briefly in December is being converted to a shuttle tanker in order to trade in the ultra-deepwater U.S. Gulf, a Jones Act trade. The Overseas Boston and Overseas Nikiski are chartered-in for five years and OSG has extension options for the life of the vessels.

Active Asset Management
OSG’s active asset management strategy includes managing the mix of its owned and chartered-in fleet.  In strong markets where asset values rise, the Company may emphasize chartering-in over ownership due to a lower implicit cost of capital.  Similarly, sale leaseback transactions provide an opportunity to capitalize on rising asset values while maintaining control of an asset.  Leaseback terms can offer extension and purchase options, providing flexibility in volatile markets as well as transferring residual risk to third parties.  In declining market conditions where asset values are falling, the Company may seek to increase its ownership of vessels.

USale and Sale Leaseback Transactions

During the year, the Company sold or sold and leased back six vessels generating $252 million in total proceeds.

•	In the Crude Oil fleet, the Overseas Donna, a 2000-built VLCC was sold for $127.5 million. A gain of approximately $77 million was recognized.

▪
In the Products fleet, the charterer of two LR1s, the Overseas Reginamar and Overseas Reinemar, exercised its purchase options, generating proceeds of approximately $58 million.  In connection with the delivery of the Overseas Mindoro mentioned above, OSG sold and bareboat chartered-back the LR1 for twelve years generating proceeds of $65.5 million.  OSG has certain purchase option rights on the vessel.

▪	Two U.S. Flag vessels, the Overseas Integrity and the M300 barge were sold.

URedeliveries
During the year, OSG oversaw the planned redeliveries of 20 vessels that had been time or bareboat chartered in.

▪	In connection with the product carrier fleet renewal program, 11 single hull MR product carriers redelivered in 2009. The remaining International flag product carrier fleet is now fully double hull.

▪
The crude oil fleet redelivered nine vessels including two VLCCs, the C. Dream and Ardenne Venture, and four Aframaxes, the Phoenix Alpha, Phoenix Beta, Cape Avila and Cape Aspro.  The Hellespont Trinity, a Suezmax, redelivered early when OSG exercised its right to do so.  OSG had less than 100% ownership interests in the aforementioned time chartered-in vessels.  Two bareboat chartered-in Panamaxes also redelivered, the Overseas Cleliamar and Overseas Polys.

2	Overseas Shipholding Group, Inc.

UCancelled Charter-in Obligations and Order Cancellation
OSG actively managed a number of unplanned redeliveries and contract cancellations during the year.

•
In the crude oil fleet, the Company cancelled or terminated charter-in obligations on five vessels.  Time charter-in obligations were cancelled on two newbuild Suezmaxes (the Profit and Pipe) with no penalty because their scheduled delivery dates were delayed.  OSG consented to the termination of charter-in contracts on two Aframaxes, the Peak and Wind, after the vessels were sold by the owner to a third party.  The four cancellations lowered OSG’s time charter-in commitments by approximately $100 million.  The time charter-in on the Samho Crown was terminated four years before its scheduled expiry due to the owner’s breach of the underlying contract, which resulted in the reversal of the unamortized balance of the deferred gain that arose from the sale leaseback transaction in 2006, of $13.9 million.

▪
In the Company’s U.S. Flag unit, contracts to complete six U.S. Flag vessels at Bender Shipbuilding & Repair Co., Inc. (“Bender”) were cancelled.  Two of these vessels are being completed at alternative shipyards.

UOrderbook Modifications
Declining asset prices during 2009 resulted in OSG renegotiating contract prices for some of its newbuild orders.  In connection with these efforts:

▪	The Company agreed to accelerate payments in return for contract price concessions on two of its VLCCs under construction.

▪
Orders were cancelled for two LR1 product carriers that were scheduled to deliver in 2010 and replaced with two MR product carriers delivering in 2011 and one newbuild MR that will be bareboat chartered-in and is expected to deliver in 2010.

New Markets
In early 2008, OSG announced its entrance into the FSO (“Floating Storage and Offloading”) service vessel market. Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV, each for a term ending in 2017. In January 2010, the FSO Asia delivered on site to the Al Shaheen oil field offshore Qatar.  Subsequent to the delivery of the FSO Asia, MOQ canceled the service contract on the FSO Africa, the second of two vessels originally awarded the service contracts, due to delays in the completion of its conversion.  OSG and its joint venture partner Euronav NV continue commercial discussions with MOQ about the project. For additional information regarding the FSOs see Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note H to the Company’s financial statements set forth in Item 8.

Financial Strength and Stability
The Company entered into a $389 million, 12-year secured facility with The Export-Import Bank of China (“China Exim Bank”). Borrowings under the facility are financing three VLCCs and two Aframax crude oil tankers constructed in China. The two Aframaxes, Overseas Yosemite and Overseas Yellowstone, delivered in the first half of 2009.  The facility is the first financing arrangement that China Exim Bank has extended to a U.S. company.

U.S. Flag Events

UTender for OSG America L.P.
OSG America L.P. (“OSG America”), a Delaware limited partnership and subsidiary of OSG, completed its initial public offering of 7,500,000 common units, representing a 24.5% limited partner interest, on November 9, 2007.  In late 2008 and 2009, deteriorating Jones Act market conditions, newbuild vessel cancellations and delivery delays on two ATB units created significant near- and medium term challenges for OSG America.  Tight credit and equity market conditions further diminished OSG America’s ability to finance planned fleet growth and expansion opportunities, attributes that were integral to OSG America’s strategy at the time of its initial public offering, and prospects of increasing dividend distributions over time.  As a result, on July 29, 2009, OSG announced its intent to tender for all of the remaining outstanding publicly held common units of OSG America.  On December 17, 2009, OSG completed the tender for $10.25 in cash per unit. OSG remains positive on the long-term prospects of the Jones Act market and committed to operating both an International Flag and U.S. Flag fleet.

2009 Annual Report	3

UPurchase of Two Vessels
In the fourth quarter 2009, the Company entered into an agreement with American Shipping Company ASA (“AMSC”) and related entities and among other matters agreed to purchase two U.S. Flag Handysize Product Carriers, the Overseas Cascade and Overseas Chinook, for $115 million each.  For additional information, see Note O to the consolidated financial statements set forth in Item 8.

UBender
In the first quarter of 2009, OSG terminated contracts with Bender related to the construction of six ATBs and two tug boats.   The contracts were terminated due to repeated delays in vessel delivery dates from the original contract delivery dates, Bender’s request for substantial price increases on all contracted vessels and OSG’s concern about Bender’s inability to complete the ATBs and tug boats within contract terms, including Bender’s lack of performance under such agreements and its financial condition. The Company moved two partially completed ATBs and two tug boats, including unassembled parts and purchased equipment, to alternative shipyards for completion.  In connection therewith, the Company has recorded shipyard contract termination charges of $27.0 million in 2009.  The ATBs are expected to deliver in 2010.

Fleet Highlights
As of December 31, 2009, OSG’s owned, operated and newbuild fleet aggregated 129 vessels. Of this total, 101 vessels are International Flag and 28 vessels are U.S. Flag. The Marshall Islands is the principal flag of registry of the Company’s International Flag vessels. At a time when customers are demonstrating an increasingly clear preference for modern tonnage based on concerns about the environmental risks associated with older vessels, 100% of OSG’s owned International Flag fleet is double hull.

Additional information about the Company’s fleet, including its ownership profile, is set forth below under Operations—Fleet Summary, as well as on the Company’s website, www.osg.com.

Commercial Pools
To increase vessel utilization and thereby revenues, the Company participates in Commercial Pools with other like-minded shipowners of similar modern, well-maintained vessels. By operating a large number of vessels as an integrated transportation system, Commercial Pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools consist of experienced commercial owners and operators who have close working relationships with customers and brokers, while technical management is performed by each shipowner. Pools negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization for pool vessels by securing backhaul voyages and Contracts of Affreightment (“COAs”), thus generating higher effective TCE revenues than otherwise might be obtainable in the spot market while providing a higher level of service offerings to customers. As of December 31, 2009 OSG participates in five pools: Tankers International (“TI”), Aframax International (“AI”), Panamax International (“PI”), Clean Products International (“CPI”) and the newest pool, Suezmax International (“SI”). For more information on the pools, see Operations—International Fleet Operations.

Technical Operations
OSG’s global fleet operations are managed on an integrated platform by segment:  crude, products, U.S. Flag and gas.  In addition to regular maintenance and repair, crews onboard each vessel and shore side personnel are responsible for ensuring that the Company’s fleet meets or exceeds regulatory standards established by the International Maritime Organization (“IMO”) and U.S. Coast Guard, including SOLAS (the International Convention for the Safety of Life at Sea) and MARPOL.

The Company is committed to providing safe, reliable and environmentally sound transportation to its customers.  Integral to meeting standards mandated by worldwide regulators, customers and OSG is the Company’s SMS.  The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety.  The SMS is certified by  ISM (International Safety Management Code), ISO 9001 (Quality Management) and ISO 14001 (Environmental Management).

The Company takes an active role in crewing its vessels and believes that the quality of its senior officers, crew and shore side support personnel provide it with a competitive advantage.  OSG’s mandatory training and education requirements meet the IMO Standards of Training, Certification and Watchkeeping (STCW) principles.  In early 2009, OSG completed the installation of an integrated engine room and bridge simulator, located in its Manila office.  The simulator is to familiarize OSG engine and deck officers with correct procedures and to respond effectively when faced with unusual or unexpected situations.  OSG believes its ability to provide professional development and long-term employment opportunities for qualified crew are competitive advantages in a market where skilled labor shortages are expected to remain a challenge.  In 2009, both International and U.S. Flag crew retention was greater than 90%.

4	Overseas Shipholding Group, Inc.

The fleet is supported by shore side operations that include fleet managers, marine and technical superintendents, purchasing staff, security officers, crewing and training personnel and a safety, quality and environmental (“SQE”) department.  Further augmenting technical operations are a number of assurance functions that conduct vessel audits and manage preparedness for marine and environmental regulations and emergency response.  In 2006, OSG implemented an Open Reporting system whereby seafarers can anonymously report possible violations of Company policies and procedures.  All open reports are investigated and appropriate actions are taken as needed.  Furthermore, the Company’s Operational Compliance Officer has independent oversight of fleet-wide vessel operating practices and procedures and global training programs.

Commercial Teams
OSG’s commercial teams based in offices in Houston, London, Montreal, New York, Singapore, Philadelphia and Tampa enable customers to have access, at all times, to information about their cargo’s position and status. The Company believes that the scale of its fleet, its commercial management skills and its extensive market knowledge allow it to achieve better rates than smaller, independent shipowners on a consistent basis. OSG’s strong reputation in the marketplace is the result of longstanding relationships with its customers and business partners.

Customers
OSG’s customers include major independent and state-owned oil companies, oil traders, and U.S. and international government entities. The Company believes that it distinguishes itself in the shipping market through an emphasis on service, safety and reliability and its ability to maintain and grow long-term customer relationships.

Liquidity
The Company believes that the strength of its balance sheet, and the financial flexibility that it affords, distinguishes it from many of its competitors. In 2009, total equity increased by $43 million to $1.9 billion. The change reflects a reduction in the unrealized hedging expense of $78 million related to derivatives that are accounted for as cash flow hedges, offset by a reduction of $72 million attributable to the repurchase of the noncontrolling interest (publicly held common units) in OSG America. Liquidity, including undrawn bank facilities, was approximately $1.6 billion at December 31, 2009.

Liquidity adjusted debt to capital was 40.1% at December 31, 2009, compared with 35.5% as of December 31, 2008, adjusted to reflect the reclassification of the noncontrolling interest to equity in accordance with accounting guidance that became effective in 2009. For this purpose, liquidity adjusted debt is defined as long-term debt reduced by cash, short-term investments and the balance in the Capital Construction Fund.

Employees
As of December 31, 2009, the Company had approximately 3,600 employees comprised of 3,150 seagoing personnel and 450 shore side staff. The Company has collective bargaining agreements with three different maritime unions covering 530 seagoing personnel employed on the Company’s U.S. Flag vessels. These agreements are in effect for periods ending between March 2010 and June 2015. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. OSG believes that it has a satisfactory relationship with its employees.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward looking statements regarding the outlook for tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward-looking statements.  There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward looking statements, including changes in production of or demand for oil and petroleum products, either globally or in particular regions; the outcome of the Company's negotiations with Maersk Oil Qatar AS; resolution of possible claims against the Company by Bender Shipbuilding and Repair Co., Inc.; prospects for the growth of the Gas segment; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the global economy and various regional economies; risks incident to vessel operation, including accidents and discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; drydocking schedules differing from those previously anticipated; the ability of the Company to attract and retain experienced, qualified and skilled crewmembers; changes in credit risk of counterparties, including shipyards, suppliers and financial lenders: delays (including failure to deliver) or cost overruns in the building of new vessels or the conversion of existing vessels for other uses; the cost and availability of insurance coverage; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; estimates of future costs and other liabilities for certain environmental matters and compliance plans; and projections of the costs needed to develop and implement the Company's strategy of being a market leader in the segments in which the Company competes. The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Form 10-K and written and oral forward looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

2009 Annual Report	5

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

The following chart reflects the percentage of TCE revenues generated by the Company’s three reportable segments for each year in the three-year period ended December 31, 2009 and excludes the Company’s proportionate share of TCE revenues of affiliated companies.

	Percentage of TCE Revenues
	2009	2008	2007
International
Crude Tankers	51.2%	64.9%	54.8%
Product Carriers	23.7%	19.3%	23.4%
Other	0.8%	1.4%	2.3%
Total International Segments	75.7%	85.6%	80.5%
U.S.	24.3%	14.4%	19.5%
Total	100.0%	100.0%	100.0%

The following chart reflects the percentage of income from vessel operations accounted for by each reportable segment. Income from vessel operations is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels, impairment charges (vessel and goodwill) and the Company’s share of income from affiliated companies:

	Percentage of Income from Vessel Operations
	2009	2008	2007
International
Crude Tankers	81.2%	83.1%	69.3%
Product Carriers	(3.2)%	11.3%	17.6%
Other	(1.4)%	0.8%	1.1%
Total International Segments	76.6%	95.2%	88.0%
U.S.	23.4%	4.8%	12.0%
Total	100.0%	100.0%	100.0%

For additional information regarding the Company’s three reportable segments for the three years ended December 31, 2009, and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, as reported in the consolidated statements of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note F to the Company’s consolidated financial statements set forth in Item 8.

Revenues from International Crude Tankers are derived principally from voyage charters and are, therefore, significantly affected by prevailing spot rates. In contrast to International Crude Tankers, revenues from International Product Carriers and the vessels included in the U.S. reportable segment are derived to a larger extent from time charters, generating a more predictable level of TCE earnings. Accordingly, the relative contributions of the Product Carriers and the U.S. segment’s vessels to consolidated TCE revenues and to consolidated income from vessel operations are influenced by the level of freight rates then existing in the international market for crude oil tankers, increasing when such rates decrease, as they did in 2009 and 2007, and decreasing when such rates increase as was the case for 2008. The weak markets in 2009 resulted in TCE earnings for the Company’s Product Carriers dropping below their total operating expense levels, and in the lay up of four U.S. Flag vessels for substantial portions of the year.

6	Overseas Shipholding Group, Inc.

Charter Types
The Company believes that by balancing the mix of TCE revenues generated by voyage charters and time charters, the Company is able to maximize its financial performance throughout shipping cycles.

Spot Market
Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 49% of the Company’s TCE revenues in 2009, 65% in 2008 and 60% in 2007. The above information is based, in part, on information provided by the pools or commercial ventures in which OSG participates. Accordingly, the Company’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile. Rates are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over the period of projected use. Seasonal trends greatly affect world oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand are principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by the volume of newbuilding deliveries and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates, by the level of scrap prices and by international and U.S. governmental regulations that require the maintenance of vessels within certain standards and mandate the retirement of vessels lacking double hulls.

Time and Bareboat Charter Market
A significant portion of the Company’s U.S. Flag fleet, its International Flag Product Carrier fleet, the LNG fleet and the two FSOs are, or expected to be, on time charter, providing a predictable level of earnings, which is not subject to fluctuations inherent in spot-market rates. The Company has entered into FFAs and related bunker swaps as hedges for reducing the volatility of earnings from operating the Company’s VLCCs in the spot market.  These derivative instruments seek to create synthetic time charters.  The impact of these derivatives, which quality for hedge accounting treatment, is reported together with time charters in the physical market.  Time and bareboat charters constituted 51% of the Company’s TCE revenues in 2009, 35% in 2008 and 40% in 2007.

2009 Annual Report	7

Fleet Summary
As of December 31, 2009, OSG’s International Flag and U.S. Flag operating fleet consisted of 106 vessels, 56% of which were owned, with the remaining vessels bareboat or time chartered-in. In order to maximize returns on invested capital, particularly during periods when newbuilding prices and second-hand prices are high, the Company charters-in tonnage, enabling it to expand its fleet without making additional capital commitments. Vessels chartered-in may be Bareboat Charters (where OSG is responsible for all Vessel Expenses) or Time Charters (where the shipowner pays Vessel Expenses).

	Vessels Owned		Vessels Chartered-in		Total at Dec. 31, 2009
Vessel Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt
Operating Fleet
FSO	1	0.5	—	—	1	0.5	432,023
VLCC and ULCC	8	8.0	7	6.0	15	14.0	4,735,659
Suezmax	—	—	2	2.0	2	2.0	317,000
Aframax	6	6.0	8	6.4	14	12.4	1,571,060
Panamax	9	9.0	—	—	9	9.0	626,834
Lightering	2	2.0	5	4.0	7	6.0	642,319
International Flag Crude Tankers	26	25.5	22	18.4	48	43.9	8,324,895
LR2	—	—	1	1.0	1	1.0	104,024
LR1	2	2.0	2	2.0	4	4.0	297,374
MR (1)	11	11.0	15	15.0	26	26.0	1,229,805
International Flag Product Carriers	13	13.0	18	18.0	31	31.0	1,631,203
Car Carrier	1	1.0	—	—	1	1.0	16,101
Total Int’l Flag Operating Fleet	40	39.5	40	36.4	80	75.9	9,972,199
Handysize Product Carriers (2)	5	5.0	7	7.0	12	12.0	561,840
Clean ATBs (2)	7	7.0	—	—	7	7.0	204,150
Lightering:
Crude Carrier	1	1.0	—	—	1	1.0	39,732
ATB	2	2.0	—	—	2	2.0	75,976
Total U.S. Flag Operating Fleet	15	15.0	7	7.0	22	22.0	881,698
LNG Fleet	4	2.0	—	—	4	2.0	864,800 cbm
Total Operating Fleet	59	56.5	47	43.4	106	99.9	10,853,897
							864,800 cbm
Newbuild/Conversion Fleet
International Flag
FSO	1	0.5	—	—	1	0.5	441,655
VLCC	3	3.0	—	—	3	3.0	893,000
LR1	4	4.0	—	—	4	4.0	294,000
MR	4	4.0	4	4.0	8	8.0	395,350
Chemical Tankers	—	—	1	1.0	1	1.0	19,900
U.S. Flag
Product Carriers	1	1.0	3	3.0	4	4.0	187,260
Lightering ATBs	2	2.0	—	—	2	2.0	91,112
Total Newbuild Fleet	15	14.5	8	8.0	23	22.5	2,322,277
Total Operating & Newbuild Fleet	74	71	55	51.4	129	122.4	13,176,174
							864,800 cbm

(1)	Includes two owned U.S. Flag Product Carriers that trade internationally, thus associated revenue is included in the Product Carrier segment.
(2)	Includes the New Orleans, Overseas Puget Sound, Overseas Galena Bay and OSG 214, which were in lay-up at December 31, 2009.

Newbuild Delivery Schedule as of December 31, 2009

Year/Segment	Q1	Q2	Q3	Q4	Total
2010
Crude	2	—	—	—	2
Products	1	1	1	2	5
U.S. Flag	2	—	2	1	5
Total	5	1	3	3	12
2011
Crude	—	1	—	1	2
Products	2	4	2	—	8
U.S. Flag	1	—	—	—	1
Total	3	5	2	1	11
TOTAL					23

8	Overseas Shipholding Group, Inc.

The table below reflects the average age of the Company’s owned International Flag fleet in comparison with the world fleet.

Vessel Type	Average Age of OSG’s Owned Fleet at 12/31/09	Average Age of OSG’s Owned Fleet at 12/31/08	Average Age of World Fleet at 12/31/09*
VLCC (including ULCC)	9.1 years	8.1 years	8.0 years
Aframax	8.0 years	9.5 years	7.4 years
Panamax	6.4 years	5.3 years	7.0 years
MR	6.7 years	6.4 years	8.1 years
*	Source: Clarkson database as of January 1, 2010

International Fleet Operations

Crude Oil Tankers

OSG’s crude oil fleet is comprised of all major crude oil vessel classes and includes a fleet of seven International Flag lightering vessels that trade primarily in the U.S. Gulf of Mexico (see Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, Acquisition of Heidmar Lightering.)  In order to enhance vessel utilization and TCE revenues, the Company has placed its ULCC, VLCC, Suexmax, Aframax tankers as well as a number of Panamax tankers into Commercial Pools that are responsible for the Commercial Management of these vessels. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants, after deducting administrative fees, according to formulas based upon the relative carrying capacity, speed, and fuel consumption of each vessel.

•
Tankers International—Tankers International was formed in December 1999 by OSG and other leading tanker companies in order to pool the commercial operation of their modern VLCC fleets. As of December 31, 2009, Tankers International had six participants and managed a fleet of 40 modern VLCCs and ULCCs that trade throughout the world, including all 15 (14.0 weighted by ownership) of the Company’s ULCC and VLCC owned and chartered-in vessels.

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

By consolidating the Commercial Management of its substantial fleet, Tankers International is able to offer its customers access to an expanded fleet of high-quality VLCCs and ULCCs. The size of its fleet enables Tankers International to become the logistics partner of major customers and to help them better manage their shipping programs, inventories and risk.

•
Suezmax International— Suezmax International was formed in June 2008 and is currently solely managed by the Company. As of December 31, 2009, the pool has four participants and provides the Commercial Management of a fleet that primarily trades in the Atlantic Basin. As of December 31, 2009, Suezmax International managed a fleet of five modern Suezmaxes, including both of the Company’s chartered-in vessels.

•
Aframax International—Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. As of December 31, 2009, there were 11 participants in Aframax International and the pool Commercially Managed 42 vessels, including 13 (11.4 weighted by ownership) of the Company’s owned and chartered-in vessels. Aframax International’s vessels generally trade in the Atlantic Basin, North Sea and the Mediterranean. The Aframax International pool has been able to enhance vessel utilization with backhaul cargoes and COAs, thereby generating higher TCE revenues than would otherwise be attainable in the spot market.

•
Panamax International—Panamax International was formed in April 2004 and provides the Commercial Management of the Panamax fleets of its three participants. As of December 31, 2009, Panamax International managed a fleet of 21 modern Panamaxes, which includes five of the Company’s crude Panamaxes and three of its Panamax Product Carriers (LR1s), as well as three crude Panamaxes that are time chartered to one of the pool partners.

2009 Annual Report	9

Product Carriers
International Product Carriers constitutes one of the Company’s reportable business segments and is made up of a diverse International Flag and U.S. Flag fleet that transport refined petroleum products worldwide. The fleet, consisting of 26 MR product carriers and four LR1s and one LR2, gives OSG the ability to provide a broad range of services to global customers. Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long- and short-haul routes. The market is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. By expanding a core fleet of modern Handysize Product Carriers, OSG has grown revenues in a market sector with more predictable earnings characteristics.

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

•
OSG trades seven of its Handysize Product Carriers, including four that are time chartered to the other pool participants, in the Clean Products International Pool, a regional Commercial Pool formed in 2006 with Ultragas Group. As of December 31, 2009, the pool had four participants. The pool is comprised of 12 vessels and concentrates on triangulation trades in South America.

•
Since 2005, OSG has ordered or chartered-in from third parties 21 MRs and eight LR1s. Delivery of these vessels began in 2006 and will continue through 2011. These vessels are an important part of the business unit’s strategy to modernize and expand its fleet, and offset redeliveries of older, chartered-in Handysize vessels in 2008 and 2009. Of the Product Carrier newbuild program, all except one of the MR1s vessels will be IMO III compliant, allowing for increased flexibility when switching between cargo grades.

•
Two U.S. Flag vessels that participate in the U.S. government’s Maritime Security Program, the Overseas Maremar and the Overseas Luxmar, are included in the International Product Carrier unit. For detailed information on the Maritime Security Program, see U.S. Flag Fleet Operations, Maritime Security Program later in this section. The Overseas Ambermar also participated in the U.S. government’s Maritime Security Program, but ceased such participation in September 2008 and was reflagged under Marshall Islands Flag.

Gas
Gas constitutes one of the Company’s business units, which transports liquefied natural gas. The expansion into the gas market further enhances the Company’s fixed revenue and earnings base, since the LNG markets are characterized by long-term time-charters.

•
The joint venture between the Company and Qatar gas Transport Company Limited (Nakilat) in which OSG has a 49.9% interest, owns four 216,000 cbm LNG Carriers. Qatar Liquefied Gas Company Limited (II) has time chartered the LNG Carriers for twenty-five years, with options to extend. The Company provides Technical Management for these state-of-the-art vessels. For more information about the financing of the LNG Carriers, see Note H to the consolidated financial statements set forth in Item 8.

U.S. Flag Fleet Operations
OSG is one of the largest commercial owners and operators of Jones Act vessels in the United States. The Company’s U.S. Flag Fleet has expanded significantly since 2004 and today consists of 28 owned, operated and newbuild Handysize Product Carriers and ATBs. As a U.S.-based company, OSG is uniquely positioned to participate in the U.S. Jones Act shipping market, a trade that is not available to its foreign-based competitors. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies more than 75% owned and controlled by U.S. citizens. The Jones Act regulations, coupled with tax law changes in the American Jobs Creation Act of 2004, have provided the opportunity for OSG to significantly invest in and expand its U.S. Fleet business. See Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, Provision/(Credit) for Federal Income Taxes.

10	Overseas Shipholding Group, Inc.

•
ATBs—In November 2006, OSG acquired Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull Jones Act vessels serving the East and U.S. Gulf coastwise trades. This strategic acquisition gave OSG a presence in all major U.S. trading routes; intra U.S. Gulf, U.S. Gulf to the East Coast, U.S. Gulf to the West Coast, the Alaskan North Slope trades and the Delaware Bay. In addition, the acquisition provided for a qualifying use of OSG’s Capital Construction Fund towards the acquisition of construction contracts for ATBs that will be used for lightering services in the Delaware Bay.

•
Jones Act Product Carrier Newbuilds—In June 2005, OSG signed agreements to bareboat charter-in 10 Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard, Inc. and in October 2007, the order was further expanded by an additional two sister ships. The unique market dynamic of a declining Jones Act single hull fleet in the U.S. as a result of the U.S. Oil Pollution Act of 1990 (“OPA 90”), coupled with the expected continued growth in demand by U.S. consumers for crude oil and petroleum products transported by sea, served as the basis for OSG placing the series order for the Product Carriers prior to securing employment for the vessels. OSG has chartered-in ten of the twelve vessels for initial terms of five to ten years commencing on delivery of each vessel. The Company has extension options for the lives of these vessels. As of December 31, 2009, OSG has entered into long-term time charters-out for 11 of these 12 vessels. Eight of the ships delivered prior to December 31, 2009.  The remaining vessels under construction deliver from 2010 through 2011.

•
Alaskan North Slope Trade—OSG has a significant presence in the Alaskan North Slope trade through its 37.5% equity interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, BP plc. (“BP”) and Keystone Shipping Company (“Keystone”), to support BP’s Alaskan crude oil transportation requirements. The Company’s participation in ATC provides it with the ability to earn additional income (incentive hire) based upon ATC’s meeting certain predetermined performance standards. Such income, which is included in equity in income of affiliated companies, amounted to $4.3 million in 2009, $5.3 million in 2008 and $5.7 million in 2007.

•
Maritime Security Program—Certain of the Company’s vessels participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. In 2005, the Company signed four agreements with the Maritime Administrator of the Department of Transportation pursuant to which the Company entered three reflagged U.S. Flag Product Carriers and re-entered its U.S. Flag Pure Car Carrier into the Program. The terms of the agreements relating to the reflagged Product Carriers were for four years. Under the Company’s 10-year agreement relating to the Pure Car Carrier, the vessel continued in the Program through October 2007, at which time the vessel, Overseas Joyce, exited the Program and was reflagged under the Marshalls Island flag. In September 2008, one of the three U.S. Flag Product Carriers exited the program and was reflagged under the Marshall Islands Flag. In April 2009, the Maritime Administrator determined that all statutory requirements for the conversion of the agreements relating to the two Product Carriers remaining in the MSP program from temporary to permanent status had been satisfied and authorized amendments to the agreements incorporating this change in status.  Under the Program, the Company received approximately $2.6 million per year for each vessel through 2008 and $2.9 million for each vessel for 2009, and will receive $2.9 million per year for each vessel from 2010 through 2011, and $3.1 million per year for each vessel from 2012 through 2016, subject in each case to annual Congressional appropriations.

•
Capital Construction Fund—To encourage private investment in U.S. Flag vessels, the Merchant Marine Act of 1970 (the “Act”) permits deferral of taxes on earnings from U.S. Flag vessels deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag vessels (primarily those limited to foreign, Great Lakes, and noncontiguous domestic trades). The Company is a party to an agreement under such Act. Under the agreement, the general objective is for U.S. Flag vessels to be constructed or acquired through the use of assets accumulated in the fund. If the agreement is terminated or amounts are withdrawn from the Capital Construction Fund for non-qualified purposes, such amounts will then be subject to federal income taxes. Monies can remain tax-deferred in the fund for a maximum period of 25 years (commencing January 1, 1987 for deposits prior thereto). The Company had approximately $41 million in its Capital Construction Fund as of December 31, 2009. The Company’s balance sheet at December 31, 2009 includes a liability of approximately $14 million for deferred taxes on the fund deposits and earnings thereon. During the three years ended December 31, 2009, the Company withdrew an aggregate of approximately $290 million from its Capital Construction Fund towards the initial acquisition of the construction contracts for the Lightering ATBs and for subsequent construction costs.

2009 Annual Report	11

Investments in Affiliated Companies
The following chart reflects the percentage of income of investments in joint ventures accounted for using the equity method by each reportable segment.  For additional information regarding income from affiliated companies for the three years ended December 31, 2009 see Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Percentage of Income of Equity Method Investments
	2009	2008	2007
International
Crude Tankers	(1,347.0)%	(17.0)%	40.9%
Other	886.4%	73.5%	(5.6)%
Total International Segments	(460.6)%	56.5%	35.3%
U.S.	560.6%	43.5%	64.7%
Total	100.0%	100.0%	100.0%

The only operating vessels held in companies accounted for by the equity method at December 31, 2006 were those held through DHT Maritime Inc., formerly Double Hull Tankers, Inc. (“DHT”), all of which are on time charters to OSG, with profit sharing. In October 2005, the Company sold seven tankers (three VLCCs and four Aframaxes) to DHT in connection with DHT’s initial public offering. During the first six months of 2007, the Company sold its remaining shares of DHT reducing its interest in DHT to 0.0% as of June 30, 2007 from 44.5% as of December 31, 2006. These vessels were time chartered back to OSG at fixed rates for initial periods of five to six and one-half years. In December 2008, OSG declared its option to extend the charter periods by 18 months for two of the Aframaxes and by 12 months for the other five vessels. The fixed rate technical management agreements between the Company and DHT were modified effective January 17, 2009. Under the renegotiated agreements, DHT is responsible for all vessel expenses. The charters provide for the payment of additional hire, on a quarterly basis, by OSG when the aggregate revenue earned by these vessels for the Company exceeds the sum of the basic hire paid during the quarter by the Company.

The four 216,000 cbm LNG Carriers were delivered from shipyards in the Far East, two in the fourth quarter of 2007 with the remaining two delivering in the first quarter of 2008. After a ballast voyage to the Middle East, the cost of which was expensed in accordance with current accounting rules, each vessel commenced 25-year time charters. The Company’s share of the results of these vessels is included in International—Other in the above table.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav NV for eight year terms. The Company has a 50% interest in this joint venture. The service contracts provided for two ULCCs to be sold to the joint venture and then converted to FSOs. The first ULCC entered the joint venture in October 2008 and the second ULCC (the TI Africa, which was owned by the Company) entered the joint venture in January 2009. For additional information regarding the FSOs see Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note H to the Company’s financial statements set forth in Item 8. The Company’s share of results of this joint venture is included in International—Crude in the above table.

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

12	Overseas Shipholding Group, Inc.

OSG’s fleet of VLCCs and ULCCs is commercially managed though Tankers International. Tankers International, with a total of 40 VLCCs and ULCCs as of December 31, 2009 is a leading player in this highly competitive and fragmented market. Its main competitors include Frontline Ltd., BW Group Ltd., Mitsui OSK Lines, Ltd., Nippon Yusen Kabushiki Kaisha and Agelef Shipping Co. (London) Ltd.

OSG formed the Suezmax International pool in 2008. There are currently five tankers in the pool that trades primarily in the Atlantic Basin and South America. The main competitors of the Suezmax International pool include the Gemini Tankers pool, the Stena Sonagol pool and the Blue Fin Tankers pool. Other competitors include non-pool owners such as Dynacom Tankers Management, Ltd., Thenamaris Ships Management, Inc., Delta Tankers Ltd. and OAO Sovcomflot.

OSG is a founding member of Aframax International, which consists of 42 Aframaxes trading primarily in the Atlantic Basin, North Sea, Baltic and the Mediterranean areas. Aframax International is one of the largest operators in this market sector. Aframax International’s main competitors include Teekay Corporation, General Maritime Corporation and Sigma Tankers Inc.

OSG’s main competitors in the highly fragmented Panamax trade include owners, trader’s relets and pool operators. Substantially all of OSG’s fleet of Panamax tankers is commercial managed by Panamax International, which commercially manages 21 double hull vessels. Main competitors include Star Tankers Inc., A/S Dampskibsselskabet Torm and Scorpio Pool Management S.A.M.

In the Handysize Product Carrier segment, OSG owns or charters-in a fleet of 26 vessels that competes in a highly fragmented market. Seven of the OSG vessels are operated in the Clean Product International Pool. Main competitors include Glencore International AG, Handytankers K/S, Vitol Group, Trafigura, A/S Dampskibsselskabet Torm, Navig8, Dorado Tankers Pool Inc. and OAO Sovcomflot.

The U.S. Jones Act restricts U.S. point-to-point seaborne shipments to vessels operating under U.S. Flag that were built in the U.S., manned by U.S. crews and at least 75% owned and operated by U.S. citizens. OSG’s primary competitors are operators of U.S. Flag oceangoing barges and tankers, such as Seacor Holdings Inc., Crowley Maritime Corporation and U.S. Shipping Corp. and operators of refined product pipelines such as Colonial and Plantation pipeline systems that transport refined petroleum products directly from refineries to markets.

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

2009 Annual Report	13

International and Domestic Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (commonly called the Kyoto Protocol) became effective.  Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which contribute to global warming.  The European Union (“EU”) has indicated that it intends to propose an expansion of the existing EU emissions trading scheme to include emissions of greenhouse gases from vessels.  In addition, climate change-related legislation is pending before the U.S. Congress which, if enacted, would limit and reduce greenhouse gas emissions through a “cap-and-trade” system of allowances and credits and other provisions.  In the U.S., the Attorney Generals from 16 states and a coalition of environmental groups in April 2008 filed a petition for a writ of mandamus, or petition, with the D.C. Circuit Court of Appeals to request an order requiring the U.S. Environmental Protection Agency, or EPA, to regulate greenhouse gas emissions from ocean-going vessels under the Clean Air Act.  The court denied the petition in June 2008.  Pursuant to an April 2007 U.S. Supreme Court decision, EPA is required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the Clean Air Act.  On December 1, 2009 the EPA issued an “endangerment finding” regarding greenhouse gases under the Clean Air Act.  The EPA found that the current and projected concentrations of the six key well-mixed greenhouse gases in the atmosphere—carbon dioxide (CO2), methane (CH4), nitrous oxide (N2O), hydrofluorocarbons (HFCs), perfluorocarbons (PFCs), and sulfur hexafluoride (SF6) –  threaten the public health and welfare of current and future generations.  While this finding in itself does not impose any requirements on industry or other entities, it authorizes the EPA to regulate directly greenhouse gas emissions through a rule-making process. Future passage of climate control legislation or other regulatory initiatives by the IMO, EU, U.S. or other countries where we operate that restrict emissions of greenhouse gases could result in financial and operational impacts on our business, which impacts we cannot predict with certainty at this time.

International Environmental and Safety Restrictions and Regulations

Phase Out of Non Double Hull Tankers:

In April 2001, the IMO adopted regulations under the International Convention for the Prevention of Pollution from Ships, or MARPOL, requiring new tankers of 5,000 dwt and over, contracted for construction since July 6, 1993, to have double hull, mid-deck or equivalent design. At that time the regulations also required the phase out of non double hull tankers by 2015, with tankers having double sides or double bottoms permitted to operate until the earlier of 2017 or when the vessel reaches 25 years of age. Existing single hull tankers were required to be phased out unless retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. These regulations were adopted by over 150 nations, including many of the jurisdictions in which the Company's tankers operate. Subsequent amendments to the MARPOL regulations accelerated the phase out of single hull tankers to 2005 (at the latest) for Category I vessels and 2010 (at the latest) for Category II vessels. Category I vessels include crude oil tankers of 20,000 dwt and above and product carriers of 30,000 dwt and above that are pre-MARPOL Segregated Ballast Tanks ("SBT") carriers. Category II vessels include crude oil vessels of 20,000 dwt and above and product carriers of 30,000 dwt and above that are post-MARPOL SBT vessels.

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

14	Overseas Shipholding Group, Inc.

Many users of oil transportation services operating around Europe are showing a willingness to pay a higher freight rate for double hull tankers than for single hull tankers. It is becoming increasingly more difficult to obtain clearance for single hull tankers from many countries and oil terminals.

The direct impact to the Company of the revised and accelerated IMO phase out schedule is limited, as OSG's International Flag tanker fleet is comprised of modern double hull vessels except for two chartered-in double sided Aframax vessels, which do not qualify as double hull for MARPOL or EU purposes, that are used exclusively in lightering activities in the U.S. Gulf. These two vessels may not command premium rates if customers become less inclined to use non double hull vessels generally or for this purpose. The Company's four double bottom U.S. Flag Product Carriers participate in the U.S. Jones Act trades and are therefore not affected by the IMO phase-out schedule. The U.S. has not adopted the 2001 amendments to the MARPOL regulations, which were viewed as less restrictive than OPA 90 regulations that were already in place.

Liability Standards and Limits:

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on February 3, 2010.

Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $207 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $21.8 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to approximately $7.0 million plus $980 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and approximately $139.5 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

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

2009 Annual Report	15

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

16	Overseas Shipholding Group, Inc.

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

The Company's four double bottom U.S. Flag Product Carriers will be affected by the OPA 90 phase-out schedule in 2012 and 2013, with all four vessels being 30 years old when they are first affected by the phase-out schedule. The OPA 90 phase-out dates for the Company's two double sided International Flag lightering vessels are subsequent to their respective IMO phase-out dates.

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

2009 Annual Report	17

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

The EPA had long exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports from the U.S. Clean Water Act permitting requirements. However, on March 30, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in EPA's regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008 and directed EPA to develop a system for regulating all discharges from vessels by that date. On July 23, 2008, the United States Court of Appeals for the 9th Circuit upheld the District Court's ruling, and the District Court subsequently issued an order providing that the prior exemption from permitting would not be deemed vacated until the extended date of December 19, 2008. As a result of the judicial repeal of the exemption for ballast water, the Company's vessels are subject to the U.S. Clean Water Act permitting requirements, including ballast water treatment obligations and vessel discharge stream processing requirements that could increase the cost of operating in the U.S. For example, repeal of the ballast water exemption could require the installation of equipment on the Company's vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost and/or otherwise restrict the Company's vessels from entering U.S. waters.

The EPA has issued a Vessel General Permit, or VGP, which is deemed to cover all regulated vessels as of February 6, 2009, addressing, among other matters, the discharge of ballast water, and imposing new requirements, including effluent limitations. The VGP identifies twenty-six vessel discharge streams, establishes effluent limits for constituents of those streams and requires that best management practices be implemented to decrease the amounts of certain constituents of the discharges. The VGP does not impose numerical treatment standards for the discharge of living organisms in ballast water. Rather, the VGP mandates management practices that decrease the risk of introduction of aquatic nuisance species to bodies of water receiving ballast water discharges. The EPA has indicated, however, that as ballast water treatment technologies become available in the future, the EPA will revisit its approach to the management of ballast water discharges. In order to maintain coverage, the owner or operator of the vessel subject to the regulations must file a Notice of Intent to be covered no earlier than June 19, 2009 and no later than September 19, 2009. The Company has filed such notices in compliance with this requirement.

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

18	Overseas Shipholding Group, Inc.

Legislation has been proposed in the U.S. Congress to amend the Nonindigenous Aquatic Nuisance Prevention and Control Act of 1990, which had been previously amended and reauthorized by the National Invasive Species Act of 1996, to further increase the regulation of ballast water discharges. However, it can not currently be determined whether such legislation will eventually be enacted, and if enacted, what requirements might be imposed on the Company’s operations under such legislation.

Domestic Air Emissions Standards:

As discussed above, MARPOL Annex VI came into force in the U.S. in January 2009, although its U.S. implementing regulations have not all been finalized. The Company's vessels are currently Annex VI compliant. Accordingly, absent any new and onerous Annex VI implementing regulations, the Company does not expect to incur material additional costs in order to comply with this convention.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. OSG's vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company's vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, in December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines, if the industry does not take steps to introduce new pollution control technologies. On December 22, 2009, the EPA issued rules to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower nitrogen oxide (NOx) standards which will be implemented in two phases. The new near-term standards for newly built engines will apply beginning in 2011 and will require more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below the current levels. The new long-term standards for newly built engines will apply beginning in 2016 and will require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the current levels. Adoption of these and emerging standards may require substantial modifications to some of the Company’s existing marine diesel engines and may require the Company to incur substantial capital expenditures.

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

2009 Annual Report	19

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

Each of the Company's vessels has obtained an International Ship Security Certificate from a recognized security organization approved by the appropriate flag states and each vessel has developed and implemented an approved Ship Security Plan.

Insurance
Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $5.45 billion. As a member of a P&I Association which is a member of the International Group, the Company is subject to calls payable to the Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2009, the Company was a member of three P&I Associations with each of its vessels insured by one of these three Associations. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

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

The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of its vessels that are covered under the vessels' marine hull and machinery insurance. Loss of hire insurance covers up to 180 days lost charter income per vessel per incident in excess of the first 60 days lost for each covered incident, which is borne by the Company.

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

As a result of changes made by the American Jobs Creation Act of 2004 (“2004 Act”), as discussed below, for taxable years beginning after December 31, 2004, the Company is no longer required to report taxable income on a current basis the undistributed foreign shipping income earned by OIN under the “Subpart F” provisions of the Code.

Legislation has been proposed that is aimed at deferring the claiming by a taxpayer of interest deductions attributable to foreign source income that is not subject to current U.S. taxation until the income is repatriated. The enactment of such proposed legislation is uncertain and the effect on the Company can not be determined until agreement has been reached on the exact wording of the provision.

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

Application of Code Section 883
Under Section 883 of the Code and temporary Treasury regulations, OIN will be exempt from the foregoing U.S. taxation of its U.S source shipping income if, for more than half of the days in its taxable year, it is a “controlled foreign corporation” within the meaning of Section 957 of the Code and more than 50 percent of the total value of its stock is owned by certain U.S. persons including a domestic corporation. These requirements should be met and therefore OIN should continue to benefit from the application of Section 883 of the Code. To the extent OIN is unable to qualify for exemption from tax under Section 883, OIN’s U.S. source shipping income will become subject to the 4% gross basis tax regime described above.

Taxation to OSG of OIN’s Shipping Income
For taxable years beginning on or after January 1, 1987 and ending on or before December 31, 2004, the Company, as a 10% shareholder or more of controlled foreign corporations, was subject to current taxation on the shipping income of its foreign subsidiaries. To make U.S.-controlled shipping companies competitive with foreign-controlled shipping companies, through the passage of the 2004 Act, Congress repealed the current income inclusion by 10% shareholders of the shipping income of controlled foreign corporations. Accordingly, for years beginning on or after January 1, 2005, the Company is not required to include in income OIN’s undistributed shipping income.

For taxable years beginning on or after January 1, 1976 and ending on or before December 31, 1986, the Company was not required to include in income the undistributed shipping income of its foreign subsidiaries that was reinvested in qualified shipping assets. For taxable years beginning on or after January 1, 1987, the Company is required to include in income the deferred shipping income from this period to the extent that at the end of any year the investment in qualified shipping assets is less than the corresponding amount at December 31, 1986. By virtue of the nature of OIN’s business, the Company anticipates that the recognition of this deferred income will be postponed indefinitely. This is discussed in more detail in the notes to the Company’s consolidated financial statements set forth in Item 8.

U.S. Tonnage Tax Regime
The 2004 Act changed the U.S. tax treatment of the foreign operations of the Company’s U.S. Flag vessels by allowing it to make an election to have such vessels taxed under a new “tonnage tax” regime rather than the usual U.S. corporate income tax regime. Because OSG made the tonnage tax election, its gross income for U.S. income tax purposes with respect to eligible U.S. flag vessels for 2005 and subsequent years does not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets. The Company’s taxable income with respect to the operations of its eligible U.S. Flag vessels is based on a “daily notional taxable income,” which is taxed at the highest U.S. corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in U.S. foreign trade.

2009 Annual Report	21

Glossary
Aframax—A medium size crude oil tanker of approximately 80,000 to 120,000 deadweight tons. Modern Aframaxes can generally transport from 500,000 to 800,000 barrels of crude oil and are also used in Lightering.

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

CAP—The Condition Assessment Program of ABS Consulting, a subsidiary of the American Bureau of Shipping, which evaluates a vessel’s operation, machinery, maintenance and structure using the ABS Safe Hull Criteria. A CAP 1 rating indicates that a vessel meets the standards of a newly built vessel.

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

Contract of Affreightment or COA—COA is the abbreviation for Contract of Affreightment, which is an agreement providing for the transportation between specified points for a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling since no vessel designation is required. COAs can either have a fixed rate or a market-related rate. One example would be two shipments of 70,000 tons per month for two years at the prevailing spot rate at the time of each loading.

Consecutive Voyage Charters or CVC—CVC is the abbreviation for Consecutive Voyage Charter, which are used when a customer contracts for a particular vessel for a certain period of time to transport cargo between specified points for a rate that is determined based on the volume of cargo delivered. The Company bears the risk of delays under CVC arrangements.

Crude Oil—Oil in its natural state that has not been refined or altered.

Cubic Meters or cbm—cbm is the abbreviation for cubic meters, the industry standard for measuring the carrying capacity of a LNG Carrier.

22	Overseas Shipholding Group, Inc.

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

Floating Storage Offloading Unit or FSO—A converted or new build barge or tanker, moored at a location to receive crude or other products for storage and transfer purposes. FSOs are not equipped with processing facilities.

FSU—Former Soviet Union.

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

Lightering—The process of off-loading crude oil or petroleum products from large size tankers, typically VLCCs, into smaller tankers and/or barges for discharge in ports from which the larger tankers are restricted due to the depth of the water, narrow entrances or small berths.

LNG Carrier—A vessel designed to carry liquefied natural gas, that is, natural gas cooled to −163° centigrade, turning it into a liquid and reducing its volume to 1/600 of its volume in gaseous form. LNG is the abbreviation for liquefied natural gas.

LR1—A coated Panamax tanker. LR is an abbreviation is Long Range.

MARPOL—International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto. This convention includes regulations aimed at preventing and minimizing pollution from ships by accident and by routine operations.

MR—A Handysize Product Carrier. MR is an abbreviation is Medium Range.

OECD—Organization for Economic Cooperation and Development is a group of 30 developed countries in North America, Europe and Asia.

OPA 90—OPA 90 is the abbreviation for the U.S. Oil Pollution Act of 1990.

Panamax—A medium size vessel of approximately 53,000 to 80,000 deadweight tons. A coated Panamax operating in the refined petroleum products trades may be referred to as an LR1.

2009 Annual Report	23

Product Carrier—General term that applies to any tanker that is used to transport refined oil products, such as gasoline, jet fuel or heating oil.

Pure Car Carrier—A single-purpose vessel with many decks, designed to carry automobiles, which are driven on and off using ramps.

Safety Management System or SMS—A framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety.  The MMS is certified by ISM (International Safety Management Code), ISO 9001 (Quality Management) and ISO 14001 (Environmental Management).

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

Tonne-mile demand—A calculation that multiplies the average distance of each route a tanker travels by the volume of cargo moved. The greater the increase in long haul movement compared with shorter haul movements, the higher the increase in tonne-mile demand.

ULCC—ULCC is an abbreviation for Ultra Large Crude Carrier, a crude oil tanker of more than 350,000 deadweight tons. Modern ULCCs can transport three million barrels of crude oil and are mainly used on the same long haul routes as VLCCs.

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

24	Overseas Shipholding Group, Inc.

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

Industry specific risk factors:

The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which may adversely affect the Company’s earnings

Factors affecting the supply and demand for vessels are outside of the Company’s control, and the nature, timing and degree of changes in industry conditions are unpredictable and may adversely affect the values of the Company’s vessels and result in significant fluctuations in the amount of charter hire the Company may earn, which could result in significant fluctuations in OSG’s quarterly results. The factors that influence the demand for tanker capacity include:

•	demand for oil and oil products, which affect the need for vessel capacity;

•	global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;

•	changes in the production of crude oil, particularly by OPEC and other key producers, which impact the need for vessel capacity;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•	environmental concerns and regulations;

•	new pipeline construction and expansions;

•	weather; and

•	competition from alternative sources of energy.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

2009 Annual Report	25

•	the number of vessels that are used for storage or as floating storage offloading service vessels;

•	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo and the reverse conversion;

•	the number of vessels that are out of service; and

•	environmental and maritime regulations.

An increase in the supply of vessels without an increase in demand for such vessels could cause charter rates to decline, which could have a material adverse effect on OSG’s revenues and profitability

Historically, the marine transportation industry has been cyclical. The profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. The newbuilding order book equaled 31% of the existing world tanker fleet as of December 31, 2009 and no assurance can be given that the order book will not increase further in proportion to the existing fleet. If the number of new ships delivered exceeds the number of vessels being scrapped, capacity will increase. In addition, if dry bulk vessels are converted to oil tankers, the supply of oil tankers will increase. If supply increases and demand does not, the charter rates for the Company’s vessels could decline significantly. A decline in charter rates could have a material adverse effect on OSG’s revenues and profitability.

Charter rates may decline from their current level, which could have a material adverse effect on OSG’s revenues and profitability

Because many of the factors that influence the supply of, and demand for, tanker capacity are unpredictable and beyond the Company’s control, the nature, timing and degree of changes in charter rates are unpredictable. The global economic recession that started in 2008 and its accompanying adverse impact on demand has resulted in a decline in charter rates. The lower charter rates have adversely affected OSG’s revenues and profitability and any additional declines in charter rates could have a material adverse effect on OSG’s revenues and profitability.

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

The global economic recession and constraints on capital availability that commenced in 2008 adversely affects the tanker industry and OSG’s business

The current global economic recession and constraints on capital have adversely affected the financial condition of entities throughout the world, including certain of the Company’s customers, joint venture partners, financial lenders and suppliers, including shipyards from whom the Company has contracted to purchase vessels. Those entities that suffer a material adverse impact on their financial condition may be unable or unwilling to comply with their contractual commitments to OSG which, in turn, could have an adverse impact on OSG. The failure of entities to comply with contractual commitments could include the refusal or inability of customers to pay charter hire to OSG, shipyards’ failure to construct and deliver to OSG newbuilds or joint ventures’ or financial lenders’ inability or unwillingness to honor their commitments, such as to contribute funds to a joint venture with OSG or to lend funds to OSG. While OSG seeks to monitor the financial condition of such entities, the availability and accuracy of information about the financial condition of such entities may be limited and the actions that OSG may take to reduce possible losses resulting from the failure of such entities to comply with their contractual obligations may be restricted. See also under the heading “Company specific risk factors” below the risk factor concerning credit risks with counterparties.

Terrorist attacks, piracy and international hostilities can affect the tanker industry, which could adversely affect OSG’s business

Additional terrorist attacks like those in New York on September 11, 2001 and in London on July 7, 2005, piracy attacks against merchant ships, including oil tankers, particularly in the Gulf of Aden and off the East Coast of Africa, especially Somalia, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect the Company’s ability to re-charter its vessels on the expiration or termination of the charters and the charter rates payable under any renewal or replacement charters. The Company conducts its operations internationally, and its business, financial condition and results of operations may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed. Moreover, OSG operates in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war, international hostilities or piracy.

26	Overseas Shipholding Group, Inc.

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

Declining values of the Company’s vessels could adversely affect its liquidity by limiting its ability to raise cash by refinancing vessels. Declining vessel values could also result in a breach of loan covenants or trigger events of default under relevant financing agreements that require the Company to maintain certain loan-to-value ratios. In such instances, if OSG is unable or unwilling to pledge additional collateral to offset the decline in vessel values, its lenders could accelerate its debt and foreclose on its vessels pledged as collateral for the loans.

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

2009 Annual Report	27

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

Compliance with environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect OSG’s business

The Company’s operations are affected by extensive and changing international, national and local environmental protection laws, regulations, treaties, conventions and standards in force in international waters, the jurisdictional waters of the countries in which OSG’s vessels operate, as well as the countries of its vessels’ registration. Many of these requirements are designed to reduce the risk of oil spills and other pollution and to decrease emission of greenhouse gases, and OSG’s compliance with these requirements can be costly.

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

28	Overseas Shipholding Group, Inc.

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

In addition, in complying with OPA, IMO regulations, EU directives and other existing laws and regulations and those that may be adopted, shipowners may incur significant additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become more strict in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. As a result of accidents such as the November 2002 oil spill from the Prestige, a 26 year old single hull tanker unrelated to the Company, OSG believes that regulation of the shipping industry will continue to become more stringent and more expensive for the Company and its competitors. In recent years, the IMO and EU have both accelerated their existing non double hull phase out schedules in response to highly publicized oil spills and other shipping incidents involving companies unrelated to OSG. Future accidents can be expected in the industry, and such accidents or other events could be expected to result in the adoption of even stricter laws and regulations, which could limit the Company’s operations or its ability to do business and which could have a material adverse effect on OSG’s business and financial results. Furthermore, OSG anticipates that the IMO, EU, U.S. or other countries where we operate might enact climate control legislation or other regulatory initiatives that could restrict emissions of greenhouse gases. Such actions could result in significant financial and operational impacts on our business. See the discussion of “Environmental and Security Matters Relating to Bulk Shipping” above.

The market value of OSG’s vessels, which in 2008 reached historically high levels, may be depressed at a time and in the event that it sells a vessel

Vessel values have generally experienced high volatility and values in recent years have been at or near historically high levels. The fair market value of the Company’s vessels can be expected to fluctuate, depending on general economic and market conditions affecting the tanker industry and competition from other shipping companies, types and sizes of vessels and other modes of transportation. The global economic recession that commenced in 2008 has resulted in a decrease in vessel values. In addition, although OSG has a modern fleet, as vessels grow older, they generally decline in value. These factors will affect the value of the Company’s vessels at the time of any vessel sale. If for any reason, OSG sells a vessel at a time when prices have fallen, the sale may be at less than the vessel’s carrying amount on its financial statements, with the result that the Company would also incur a loss on the sale and a reduction in earnings and surplus.

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

2009 Annual Report	29

In order to ensure compliance with Jones Act citizenship requirements, and in accordance with the certificate of incorporation and by-laws of the Company, the Board of Directors of the Company adopted a requirement in July 1976 that at least 77% (the “Minimum Percentage”) of the Company’s common stock must be held by U.S. citizens. On April 16, 2008, the Company announced that U.S. ownership of our common stock at the close of business on April 15, 2008 had declined to the minimum percentage of 77%. While the percentage of U.S. citizenship ownership of the Company’s outstanding common stock fluctuates daily, the highest it has been since April 15, 2008 has been approximately 3% above the Minimum Percentage. Any purported transfer of common stock in violation of these ownership provisions will be ineffective to transfer the shares of common stock or any voting, dividend or other rights associated with them. The existence and enforcement of this U.S. citizen ownership requirement could have an adverse impact on the liquidity or market value of our common stock in the event that U.S. citizens were unable to transfer shares of our common stock to non-U.S. citizens. Furthermore, under certain circumstances this ownership requirement could discourage, delay or prevent a change in control of the Company.

Additionally, the Jones Act restrictions on the provision of maritime cabotage services are subject to exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed or altered, the transportation of maritime cargo between U.S. ports could be opened to international-flag or international- manufactured vessels. On two occasions during 2005, the U.S. Secretary of Homeland Security, at the direction of the President of the U.S., issued limited waivers of the Jones Act for the transportation of petroleum and petroleum products as a result of the extraordinary circumstances created by Hurricane Katrina and Hurricane Rita on Gulf Coast refineries and petroleum product pipelines. During the past several years, interest groups have lobbied Congress to repeal the Jones Act to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act and cargo preference laws. The Company believes that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S. Flag vessels. Because international vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

OSG’s financial condition would be materially adversely affected if the shipping income of OSG’s foreign subsidiaries becomes subject to current taxation in the U.S.

As a result of changes made by the 2004 Act, the Company does not report in taxable income on a current basis the undistributed shipping income earned by its international flag vessels, which in recent years represented substantially all of the Company’s pre-tax income. These changes in the 2004 Act were made to make U.S. controlled shipping companies competitive with foreign-controlled shipping companies, which are generally incorporated in jurisdictions in which they either do not pay income taxes or pay minimal income taxes.

In his State of the Union address on January 27, 2010, President Obama stated that “it’s time to finally slash the tax breaks for companies that ship our jobs overseas and give those tax breaks for companies that create jobs in the United States of America”. An increasing number of Congressmen and Senators have announced support for ending such tax breaks. While the Company believes that the changes made in the 2004 Act with respect to foreign shipping income do not “ship jobs overseas,” and, in fact, have enabled the Company to expand its U.S. Flag fleet and create jobs in the U.S., Congress may decide to repeal the changes made in the 2004 Act with respect to taxation of foreign shipping income. Such repeal, either directly or indirectly by limiting or reducing benefits received under the 2004 Act, would have a materially adverse affect on the Company’s business and financial results.

The Company’s substantial debt and charter in commitments could adversely affect its financial condition

OSG has substantial debt and debt service requirements. At December 31, 2009, the Company’s consolidated total debt was $1.8 billion and its unused borrowing capacity under revolving credit facilities was $1.0 billion and its charter in commitments were $2.0 billion.

The amount of the Company’s debt could have important consequences. For example, it could:

•	increase OSG’s vulnerability to general adverse economic and industry conditions;

•	limit OSG’s ability to fund future capital expenditures, working capital and other general corporate requirements;

•	require the Company to dedicate a substantial portion of its cash flow from operations to make interest and principal payments on its debt;

30	Overseas Shipholding Group, Inc.

•	limit OSG’s flexibility in planning for, or reacting to, changes in its business and the shipping industry;

•	place OSG at a competitive disadvantage compared with competitors that have less debt or charter-in commitments including by causing OSG to have a lower credit rating; and

•	limit OSG’s ability to borrow additional funds, even when necessary to maintain adequate liquidity.

When OSG’s credit facilities mature, it may not be able to refinance or replace them

The global economic downturn that started in 2008 has adversely affected the availability and terms of debt and equity capital. When OSG’s indebtedness matures, the Company may need to refinance it and may not be able to do so on favorable terms or at all. If OSG is able to refinance maturing indebtedness, the terms of any refinancing or alternate credit arrangements may contain terms and covenants that restrict OSG’s financial and operating flexibility.

The Company is highly dependent upon volatile spot market charter rates

OSG depends on spot charters for a significant portion of its revenues. In 2009, 2008 and 2007, OSG derived approximately 49%, 65% and 60%, respectively, of its TCE revenues in the spot market. Although chartering a significant portion of OSG’s vessels on the spot market affords it greater opportunity to increase income from operations when rates rise, dependence on the spot market could result in earnings volatility. A significant decrease in OSG’s spot market TCE revenues could adversely affect its profit or result in cash losses.

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

Delays or cost overruns in building new vessels (including the failure to deliver new vessels), in the scheduled shipyard maintenance of the Company’s vessels, or in rebuilding or conversion of the Company’s vessels could adversely affect OSG’s results of operations

Building new vessels, scheduled shipyard maintenance or rebuilding or conversion of vessels are subject to risks of delay (including the failure to deliver new vessels) or cost overruns caused by one or more of the following:

•	financial difficulties of the shipyard building or repairing a vessel, including bankruptcy;

•	unforeseen quality or engineering problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases;

•	delays in receipt of necessary materials or equipment;

▪	changes to design specifications; and

•
inability to obtain the requisite permits, approvals or certifications from the U.S. Coast Guard or international foreign flag state authorities and the applicable classification society upon completion of work.

2009 Annual Report	31

Significant delays, cost overruns and failure to deliver new vessels could materially increase the Company’s expected contract commitments, which would have an adverse effect on the Company’s revenues, borrowing capacity and results of operations. Furthermore, delays would result in vessels being out-of-service for extended periods of time, and therefore not earning revenue, which could have a material adverse effect on OSG’s financial condition and results of operations. The Company’s remedies for losses resulting from shipyards’ failure to comply with their contractual commitments may be limited by the relevant contracts, including by liquidated damages provisions, such as those that limit the amount of monetary damages that may be claimed or that limit the Company’s right to cancellation of the building contract. While purchase price payments for newbuild vessels made prior to vessel delivery to international shipyards historically have been supported by guarantees from financial institutions, such as banks or insurance companies, such payments to U.S. shipyards historically have been supported by liens on the work in progress, including steel and equipment used for constructing the vessel, and not by guarantees from financial institutions. If an international shipyard fails to deliver a contracted newbuild vessel for which there is a guarantee, the Company may claim against the guarantee, substantially reducing the risk that the Company will suffer a loss of its investment. If a U.S. shipyard fails to deliver a contracted vessel, the Company’s investment may be supported only by the Company’s liens on the work in progress, which may result in a loss of part or all of the Company’s investment.

Termination of the contracts with Bender Shipbuilding & Repair Co., Inc.’s (“Bender”) has, and may continue to, adversely affect OSG

In March 2009, OSG and Bender terminated the construction agreements pursuant to which Bender was building six ATBs and two tugs for OSG.  These agreements were terminated because of Bender’s lack of performance under such agreements and its lack of liquidity and poor financial condition.  OSG is completing construction of two of the six ATBs at alternative yards and intends to finish building the two tugs.

In June 2009, certain creditors of Bender filed an involuntary Chapter 7 bankruptcy petition against Bender claiming that Bender was insolvent and raising questions about Bender’s pre-petition transfer of assets, specifically transfers of the vessels to OSG in connection with the termination of contracts of OSG with Bender.  Bender subsequently converted the involuntary proceeding into a voluntary Chapter 11 reorganization.  As creditors of Bender have raised questions regarding OSG’s termination agreement transaction it is likely that the transaction will be reviewed by authorized parties-in-interest in the bankruptcy and possibly challenged.  OSG believes that the termination transaction was valid and for fair consideration, and that it has strong and meritorious defenses in the event of a challenge but no assurance can be given that the bankruptcy court will agree.  However, if the bankruptcy court were to sustain a challenge to the transaction, OSG could be required to pay Bender additional sums for the partially completed ATBs and tugs and related equipment that were transferred to OSG in connection with the termination agreement transaction.  In such case, the payment of additional amounts would have an adverse effect on OSG.  No assurance can be given that OSG’s positions with respect to the termination agreement transaction will be upheld.

Termination or change in the nature of OSG’s relationship with any of the pools in which it participates could adversely affect its business

All of the Company’s VLCCs participate in the Tankers International pool. At December 31, 2009, all of OSG’s Aframaxes participate in the Aframax International pool other than those that are engaged in lightering. Five of its crude Panamaxes and three of its Panamax Product Carriers participate directly in Panamax International. Participation in these pools enhances the financial performance of the Company’s vessels as a result of the higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. The Company cannot predict whether the pools in which its vessels operate will continue to exist in the future. In addition, in 2008 the EU published guidelines on the application of the EU antitrust rules to traditional agreements for maritime services. While the Company believes that all the pools it participates in comply with EU rules, there has been limited administrative and judicial interpretation of the rules. Restrictive interpretations of the guidelines could adversely affect the ability to commercially market the respective types of vessels in pools.

OSG may not be able to grow its fleet

One part of OSG’s strategy is to continue to grow its fleet on an opportunistic basis. The Company’s ability to grow its fleets will depend upon a number of factors, many of which the Company cannot control. These factors include OSG’s ability to:

•	identify acquisition candidates and joint venture opportunities;

•	replace expiring charters-in at comparable rates;

•	identify suitable charter-in opportunities;

32	Overseas Shipholding Group, Inc.

•	consummate acquisitions or joint ventures;

•	integrate any acquired vessels or businesses successfully with its existing operations;

•	hire and train qualified personnel; and

•	obtain required financing.

OSG’s strategy of growing its business in part through acquisitions is capital intensive, time consuming and subject to a number of inherent risks

Part of OSG’s business strategy is to opportunistically acquire complementary businesses or vessels such as the Company’s acquisitions of Stelmar Shipping Ltd. in January 2005 and Maritrans Inc. in November 2006. If the Company fails to develop and integrate any acquired businesses or vessels effectively, its earnings may be adversely affected. Further, if a portion of the purchase price of a business is attributable to goodwill and if the acquired business does not perform up to expectations at the time of the acquisition some or all of the goodwill may be written off, adversely affecting OSG’s earnings. In addition, the Company’s management team will need to devote substantial time and attention to the integration of the acquired businesses or vessels, which could distract them from their other duties and responsibilities.

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

OSG’s purchase of second hand vessels carries risks associated with the quality of those vessels

OSG’s expansion strategy includes the opportunistic acquisition of quality second hand vessels either directly or through corporate acquisitions. Second hand vessels typically do not carry warranties with respect to their condition, whereas warranties are generally available for newbuildings. While the Company generally inspects all second hand vessels prior to purchase, such inspections would normally not provide OSG with as much knowledge about vessel condition as the Company would possess if the vessels had been built for it.

Certain potential customers will not use vessels older than a specified age, even if they have been recently rebuilt

All of our existing ATBs were originally constructed more than 25 years ago. While all of these tug-barge units were rebuilt and double-hulled since 1998 and are “in-class,” meaning the vessel has been certified by a classification society as being built and maintained in accordance with the rules of that classification society and complies with the applicable rules and regulations of the vessel’s country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. Although there has to date been no material difference in time charter rates earned by a vessel of a specified age and a rebuilt vessel of the same age measured from the date of rebuilding, no assurance can be given that customers will continue to view rebuilt vessels as comparable to newbuild vessels. If more customers differentiate between rebuilt and newbuild vessels, time charter rates for our rebuilt ATBs will likely be adversely affected or they may not be employable.

In the highly competitive international market, OSG may not be able to effectively compete for charters with companies with greater resources

The Company’s vessels are employed in a highly competitive market. Competition arises from other vessel owners, including major oil companies, which may have substantially greater resources than OSG does. Competition for the transportation of crude oil and other petroleum products depends on price, location, size, age, condition, and the acceptability of the vessel operator to the charterer. The Company believes that because ownership of the world tanker fleet is highly fragmented, no single vessel owner is able to influence charter rates. To the extent OSG enters into new geographic regions or provides new services, it may not be able to compete profitably. New markets may involve competitive factors that differ from those of the Company’s current markets, and the competitors in those markets may have greater financial strength and capital resources than OSG does.

2009 Annual Report	33

Trading and complementary hedging activities in Forward Freight Agreements (“FFAs”) subject the Company to trading risks and the Company may suffer trading losses that reduce earnings

Due to shipping market volatility, success in this industry requires constant adjustment of the balance between chartering out vessels for long periods of time and trading them on a spot basis. The Company seeks to manage and mitigate that risk through trading and complementary hedging activities in forward freight agreements, or FFAs. However, there is no assurance that the Company will be able at all times to successfully protect itself from volatility in the shipping market. The Company may not successfully mitigate its risks, leaving it exposed to unprofitable contracts and may suffer trading losses that reduce earnings and surplus.

The Company is subject to certain credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings

The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters into COAs and Voyage Charters. As OSG increases the portion of its revenues from time charters, it increases its reliance on the ability of time charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates. Historically, the Company has not experienced any material problem collecting charter hire but the global economic recession that commenced in 2008 may affect charterers more severely than the prior recessions that have occurred since the Company’s establishment more than 40 years ago. The Company also time charters or bareboat charters some of its vessels from other parties and its continued use and operation of such vessels depends on the vessel owners’ compliance with the terms of the time charter or bareboat charter.  Additionally, the Company enters into derivative contracts (FFAs, bunker swaps, interest rate swaps and foreign currency contracts). All of these contracts subject the Company to counterparty credit risk. As a result, the Company is subject to credit risks at various levels, including with charterers or cargo interests. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues and earnings.

As the Company expands its business, it will need to improve its operations and financial systems, and recruit additional staff and crew; if it cannot improve these systems or recruit suitable employees, it may not effectively control its operations

The Company’s current operating and financial systems may not be adequate as it implements its plan to expand, and its attempts to improve these systems may be ineffective. If the Company is unable to operate its financial and operations systems effectively or to recruit suitable employees for its vessels and offices as it expands its operations, it may be unable to effectively control and manage substantially larger operations. Although it is impossible to predict what errors might occur as the result of inadequate controls, it is the case that it is harder to oversee a sizable operation and, accordingly, more likely that errors will occur as operations grow and that additional management infrastructure and systems will be required to attempt to avoid such errors.

OSG’s ability to obtain business from U.S. government agencies may be adversely affected by a determination by the Military Sealift Command (MSC) that OSG is not presently responsible for a single contract.

OSG Product Tankers, LLC (“Product Tankers”), which is an indirect OSG subsidiary, participated in a Request for Proposals issued by the MSC, an agency of the United States Department of the Navy, to time charter two Jones Act compliant product carriers to the MSC. On June 25, 2007, the U.S. Maritime Administration of the Department of Transportation (“MarAd”), acting as lead federal agency under the Federal Acquisition Regulation (“FAR”), entered into a compliance agreement with OSG in lieu of suspending or debarring OSG from business with the U.S. Government based on the December 2006 guilty plea by OSG to violations related to the handling of bilge water and oily mixtures from the engine rooms on certain of its international flag vessels. Notwithstanding that compliance agreement, on July 6, 2007, the MSC found that Product Tankers was not “responsible,” pursuant to the FAR, for the particular procurement based on the same violations by OSG’s international flag vessels and, therefore, was ineligible to time charter the vessels to the MSC. MSC’s non-responsibility determination was upheld by the United States Court of Federal Claims, which ruled that the MSC was not bound by the MarAd’s decision as lead federal agency and that the MSC decision was not arbitrary and capricious.

Although the MSC decision specifically addresses only the single contract, it may have an adverse effect on OSG’s ability to obtain business from the U.S. government. For the past three years, OSG did not do any material business with the MSC and, accordingly, did not generate any shipping revenues from the MSC. Historically, OSG has not sought to generate significant revenues from conducting business with the MSC or other agencies and departments within the U.S. government, nor does OSG intend to in the future. The only business OSG currently conducts with the U.S. government is the participation by two of its vessels in the Maritime Security Program (“MSP”), which is intended to support the operation of up to 60 U.S. Flag vessels in the foreign commerce of the U.S. to make available a fleet of privately owned vessels to the Department of Defense during times of war or national emergency. Payments are made under the MSP to vessel operators, including OSG, to help offset the high cost of employing a U.S. crew. MarAd, the agency which decided not to suspend or debar OSG, administers the MSP. To date, the MSC decision has not had an adverse effect on OSG’s ability to obtain business from commercial customers.

34	Overseas Shipholding Group, Inc.

Compliance with the environmental compliance plan agreed to with the U.S. Department of Justice imposes a more rigorous standard on OSG’s technical management of its vessels, which may adversely affect its business

In connection with the comprehensive settlement of the investigation by the U.S. Department of Justice of the Company’s handling of waste oils and maintenance of books and records relating thereto, the Company agreed to implement and fund an environmental compliance plan, which contains detailed rules, programs and procedures that the Company must follow for a three year period from March 2007 to ensure full compliance with environmental laws and regulations. The Company has implemented these rules, programs and procedures and does not believe that they will adversely affect its ability to technically manage its vessels in a competitive manner. However, because the environmental compliance plan is a condition of the Company’s three year probation, violations of certain of these rules and procedures, while not necessarily a violation of environmental laws and regulations, could result in sanctions and have an adverse affect on the Company’s business.

OSG’s vessels call on ports located in countries that are subject to restrictions imposed by the U.S. government, which could negatively affect the trading price of the Company’s common stock

From time to time, vessels in OSG’s fleet call on ports located in countries subject to sanctions and embargoes imposed by the U.S. government and countries identified by the U.S. government as state sponsors of terrorism, such as Iran. Although these sanctions and embargoes do not prevent OSG’s vessels from making calls to ports in these countries, potential investors could view such port calls negatively, which could adversely affect the Company’s reputation and the market for its common stock.

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

Maritime claimants could arrest OSG’s vessels, which could interrupt its cash flow

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

2009 Annual Report	35

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vessels:

At December 31, 2009, the Company owned or operated (including newbuilds) an aggregate of 129 vessels. See tables presented under Item 1. Additional information about the Company’s fleet is set forth on the Company’s website, www.osg.com.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

36	Overseas Shipholding Group, Inc.

Executive Officers of the Registrant

Name	Age	Position Held	Has Served as Such Since
Morten Arntzen	54	President and Chief Executive Officer	January 2004

Myles R. Itkin	62	Executive Vice President, Chief Financial Officer and Treasurer	June 2006 June 1995

Mats H. Berglund	47	Senior Vice President and Head of International Crude Transportation Strategic Business Unit	September 2005

Robert E. Johnston	62	Senior Vice President and Head of U.S. Strategic Business Unit	October 1998 January 2009

Ian T. Blackley	55	Senior Vice President, Head of International Shipping and Managing Director and Chief Operating Officer, OSG Ship Management (UK) Ltd.	May 2009 January 2009 September 2005

George Dienis	57	Managing Director and Chief Operating Officer, OSG Ship Management (GR) Ltd.	January 2005

James I. Edelson	53	General Counsel and Secretary	January 2005 March 2005

Robert R. Mozdean	56	Head of Worldwide Human Resources	August 2005

Lois K. Zabrocky	40	Senior Vice President and Head of International Product Carrier Strategic Business Unit	June 2008 September 2005

Marc La Monte	45	Head of Gas Strategic Business Unit	September 2008

Janice K. Smith	48	Chief Risk Officer	February 2010

The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, to be held on June 2, 2010, and until the election and qualification of his successor. There is no family relationship between the executive officers.

Mr. Itkin served as Senior Vice President for at least five years prior to his appointment as Executive Vice President. Mr. Berglund was an officer of Stena Rederi AB of Sweden, a company which supports and coordinates the shipping activities of Stena AB, one of the largest privately-held shipping companies in the world, serving as President from January 2003 to August 2005. Mr. Johnston served as Chief Commercial Officer of the Company for at least five years prior to becoming Head of Shipping Operations in September 2005 and served in that capacity until his appointment as Head of U.S. Flag Strategic Business Unit in January 2009. Mr. Blackley was employed by the Company in numerous positions, including Assistant Treasurer and Vice President, Treasury of OSG Ship Management, Inc. for at least five years prior to becoming Chief Operating Officer of OSG Ship Management (UK) Ltd. For at least five years prior to becoming Head of Worldwide Human Resources for the Company, Mr. Mozdean served as Vice President of Human Resources and Legal Affairs at the Dannon Company, Inc., a leading producer of yogurt products in the United States. Ms. Zabrocky worked for the Company in various management capacities relating to chartering and other commercial functions for at least five years prior to her appointment as Head of the Company’s International Product Carrier Strategic Business Unit in September 2005. Mr. LaMonte worked for the Company in various management capacities relating to chartering and vessel sales and purchases for at least five years prior to becoming Head of Gas Strategic Business Unit in September 2008. Ms. Smith served as Deputy General Counsel of the Company since July 2007. For at least three years prior to joining the Company, Ms. Smith was a corporate partner at Proskauer Rose LLP, where her practice focused on advising clients on a variety of corporate finance transactions.

2009 Annual Report	37

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

2009	High	Low
	(In dollars)
First Quarter	46.18	21.02
Second Quarter	43.29	23.94
Third Quarter	41.10	29.70
Fourth Quarter	46.02	35.59

2008	High	Low
First Quarter	75.89	52.74
Second Quarter	87.79	69.40
Third Quarter	84.25	50.72
Fourth Quarter	59.47	29.92

(b)	On February 22, 2010, there were 342 stockholders of record of the Company’s common stock.

(c)
In June 2008, OSG increased its annual dividend by 40% to $1.75 per share from $1.25 per share of common stock. Subsequent thereto, the Company paid six regular quarterly dividends of $0.4375 per share of common stock. Prior to the above change, the Company paid regular quarterly dividends of $0.3125 per share of common stock subsequent to June 2007, regular quarterly dividends of $0.25 per share of common stock between April 2006 and June 2007 and $0.175 per share of common stock prior to April 2006. The payment of cash dividends in the future will depend upon the Company’s operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company’s Board of Directors.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph for the five years ended December 31, 2009 comparing the yearly percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of the published Standard and Poor’s 500 index, a peer group index consisting of Frontline Ltd., Teekay Corporation, General Maritime Corporation, Kirby Corporation, Seacor Holdings Inc., Tsakos Energy Navigation Limited and the Company referred to as the peer group index. The companies in this peer group index consist of those corporations used for determining vesting of performance share units for the Company’s senior management whose stock has been publicly traded in the United States for at least five years. The Company believes that this peer group index is relevant for comparative purposes.

38	Overseas Shipholding Group, Inc.

STOCK PERFORMANCE GRAPH
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*	Assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2004 and that all dividends were reinvested.

During June 2006, the Board approved a repurchase program, authorizing $300,000,000 to be expended on the repurchase of common stock. On April 24, 2007, the OSG’s Board of Directors authorized, and the Company agreed to purchase all of the outstanding shares of the Company’s common stock held by Archer- Daniels-Midland Company (“ADM”), or 5,093,391 shares, at $65.42 per share. In addition, on April 24, 2007, the Board of Directors authorized a new share repurchase program of $200,000,000, which replaced the prior $300,000,000 share repurchase program. The Company completed the 2007 repurchase program in the second quarter of 2008. On June 9, 2008, a new share purchase program of $250,000,000 was authorized by the Board of Directors. Total shares repurchased to date under all of the above authorities, aggregates approximately $826,465,000, or 13,062,100 shares.

2009 Annual Report	39

ITEM 6.  SELECTED FINANCIAL DATA

The following unaudited selected consolidated financial data for the years ended December 31, 2009, 2008 and 2007, and at December 31, 2009 and 2008, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by PricewaterhouseCoopers (2009) and Ernst & Young LLP (2008 and 2007), independent registered public accounting firms. The unaudited selected consolidated financial data for the years ended December 31, 2006 and 2005, and at December 31, 2007, 2006 and 2005, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have been audited by Ernst & Young LLP.

In thousands, except per share amounts	2009	2008	2007	2006	2005
Shipping revenues	$1,093,618	$1,704,697	$1,129,305	$1,047,403	$1,000,303
Income from vessel operations	77,130	345,186	207,572	378,544	474,939
Income before federal income taxes	34,450	271,182	217,186	384,473	463,719
Net income attributable to Overseas Shipholding Group, Inc.	70,170	317,665	211,310	392,660	464,829
Depreciation and amortization	172,404	189,163	185,499	141,940	152,311
Net cash provided by operating activities	218,121	376,337	167,624	445,975	435,147
Total vessels, deferred drydock and other property, at net book amount (a)	3,000,768	2,818,060	2,797,023	2,583,370	2,344,553
Total assets	4,208,441	3,890,061	4,158,917	4,230,669	3,348,680
Debt—long-term debt and capital lease obligations (exclusive of short-term debt and current portions) (b)	1,813,289	1,396,135	1,531,334	1,306,947	965,655
Reserve for deferred federal income taxes—noncurrent	205,295	196,815	230,924	234,269	113,255
Total equity (c)	1,867,855	1,824,633	1,950,495	2,207,311	1,876,028
Debt/total capitalization(c)	49.3%	43.3%	44.0%	37.2%	34.0%
Per share amounts:
Basic net income attributable to Overseas Shipholding Group, Inc.	2.61	10.71	6.19	9.94	11.78
Diluted net income attributable to Overseas Shipholding Group, Inc.	2.61	10.65	6.16	9.92	11.77
Overseas Shipholding Group, Inc.’s equity	69.55	64.07	58.47	56.27	47.56
Cash dividends paid	1.75	1.50	1.125	0.925	0.70
Average shares outstanding for basic earnings per share	26,864	29,648	34,136	39,515	39,444
Average shares outstanding for diluted earnings per share	26,869	29,814	34,327	39,586	39,506
Other data:
Time charter equivalent revenues (d)	952,621	1,545,385	1,039,211	992,817	961,662
EBITDA (e)	251,002	530,273	476,332	595,065	705,519

(a)	Includes vessels held for sale of $53,975 in 2008.

(b)	Amounts do not include debt of affiliated companies in which the Company participates.

(c)
Amounts have been restated to include noncontrolling interest as part of total equity and total capitalization. The Company adopted accounting guidance in 2009 that required the classification of noncontrolling interest as a component of equity.

(d)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

In thousands	2009	2008	2007	2006	2005
Time charter equivalent revenues	$952,621	$1,545,385	$1,039,211	$992,817	$961,662
Add: Voyage expenses	140,997	159,312	90,094	54,586	38,641
Shipping revenues	$1,093,618	$1,704,697	$1,129,305	$1,047,403	$1,000,303

40	Overseas Shipholding Group, Inc.

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

The following table reconciles net income/(loss) attributable to the Company, as reflected in the consolidated statements of operations, to EBITDA:

In thousands	2009	2008	2007	2006	2005
Net income attributable to Overseas Shipholding Group, Inc.	$70,170	$317,665	$211,310	$392,660	$464,829
Provision/(credit) for income taxes	(36,697)	(34,004)	4,827	(8,187)	(1,110)
Interest expense	45,125	57,449	74,696	68,652	89,489
Depreciation and amortization	172,404	189,163	185,499	141,940	152,311
EBITDA	$251,002	$530,273	$476,332	$595,065	$705,519

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UGENERAL
The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of December 31, 2009 consisted of 106 vessels aggregating 10.9 million dwt and 864,800 cbm, including 47 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 106 vessels, charters-in for eight vessels are scheduled to commence upon delivery of the vessels between 2010 and 2011 and 15 newbuilds are scheduled for delivery between 2010 and 2011, bringing the total operating and newbuild fleet to 129 vessels.

U2009 DEVELOPMENTS

Completion of tender offer for outstanding common units of OSG America L.P.

On November 5, 2009, OSG initiated a tender offer for the 6,999,565 outstanding publicly held common units of OSG America L.P., a Delaware limited partnership formed by the Company, for $10.25 in cash per unit. At the time of the tender offer, the Company effectively owned 77.1% of OSG America L.P. The number of common units ( “Units”) validly tendered in the initial offering period satisfied the non−waivable condition that more than 4,003,166 Units be validly tendered, such that OSG owned more than 80% of the outstanding Units. OSG exercised its right pursuant to Section 15.01 of the amended and restated limited partnership agreement of the partnership to purchase all of the remaining Units that were not tendered in the Offer and acquired the remaining outstanding Units on December 17, 2009. As a result, the Company became the owner of 100% of OSG America L.P. The Company financed the purchase price of $71,792,000 through funds drawn under its $1.8 billion credit facility.

UACQUISITION OF HEIDMAR LIGHTERING

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

2009 Annual Report	41

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

Overview

Average freight rates in 2009 for VLCCs, Suezmaxes, Aframaxes, Panamaxes and Product Carriers were significantly below their 2008 levels as lower product demand in OECD countries led to a decline in OPEC production of approximately 2.5 million barrels per day (“b/d”), significantly reducing tonne-mile demand. An increase in the size of the tanker fleet further exacerbated the supply and demand balance, causing year-over-year rates to decline by 60% in the Panamax tanker sector and 76% in the VLCC sector.

The slowdown in global economic activity that began in the fourth quarter of 2008 continued throughout 2009 and resulted in a decline in global oil demand relative to 2008 levels of 1.5%, or 1.3 million b/d. The decline in demand was centered in OECD countries, with demand dropping by 4.4%, or two million b/d from 2008. U.S oil demand declined from 19.5 million b/d in 2008 to 18.7 million b/d in 2009 while demand in Europe and Japan went from 15.3 million b/d and 4.8 million b/d in 2008 to 14.5 million b/d and 4.3 million b/d respectively in 2009. Somewhat offsetting this decline was an increase in demand in non-OECD countries of 2.0%, or 790,000 b/d as demand growth in Asia (including China) of 890,000 b/d and of 140,000 b/d in the Middle East was offset by a reduction of 270,000 b/d in oil demand in the Former Soviet Union (FSU).

Lower oil demand in OECD countries in 2009 adversely impacted refinery utilization levels in the U.S., Europe and Japan. Refinery utilization levels in the U.S. averaged approximately 82.7%, the lowest level of the decade. Utilization levels in both Europe and Japan fell to less than 80% in 2009 compared with over 80% in 2008. The decrease in OECD oil demand resulted in a decline in oil import requirements, particularly from Middle East OPEC member countries, the major suppliers of long-haul crude oil to both eastern and western destinations. As a consequence, crude oil tonne-mile demand in 2009 declined from 2008 levels, the first such annual decline since 2003.

China was one key long-haul destination to experience an increase in crude oil tonne-mile demand, which benefited from a strong government fiscal stimulus program and new refining capacity that came online in 2009.  Together, these factors stimulated an increase in seaborne crude oil movements to China of approximately 19% compared with 2008.

Tanker rates during 2009, especially during the last half of the year, were buoyed by the usage of tankers as floating storage for both crude oil and clean products. The contango in middle distillate and crude oil prices combined with lower tanker rates overall made it economical to utilize tankers (including newly built VLCCs, Suezmaxes, LR1s and LR2s) to hold inventory. Approximately 118 tankers were used globally to store clean products and 18 VLCCs were used to hold crude oil during the fourth quarter of 2009. However, the number of tankers used to store products declined in January 2010 as demand for middle distillates increased due to cold weather in the Northern Hemisphere, pushing tanker rates up and making it less attractive to use tankers as floating storage.

42	Overseas Shipholding Group, Inc.

World oil demand in the fourth quarter of 2009 was 85.9 million b/d, a 0.6% increase from 85.4 million b/d in the fourth quarter of 2008, representing the first year-over-year quarterly increase in demand since the second quarter of 2008. A demand decline in OECD areas of 2.9% was more than offset by an increase of approximately 10.4% in Asia, led by a 16.4% increase in China.

Crude tanker rates in all segments during the fourth quarter of 2009 were approximately 70% below rates in the comparable 2008 period while Product Carrier rates were down approximately 80%. Lower refinery utilization rates and high inventory levels (including products held in floating storage) adversely impacted trans-Atlantic movements and limited product arbitrage opportunities. Product Carrier freight rates in Asia were also negatively affected by a decline in intra-Asian product movements.

Crude tanker newbuilding prices, which reached record high levels during the third quarter of 2008, have declined steadily from that point. By the end of 2009, newbuilding prices were down approximately 40% from their highs.

Extremely depressed tanker freight rates that reduced owners’ cash flows and tight credit resulted in approximately 40 tanker newbuilding orders being cancelled in 2009. The number of newbuilding tanker orders actually placed in 2009 was the lowest of the decade, totaling less than 70 vessels, or about 14% of the 500 average ordered during the period from 2000 through 2008. Additional factors that discouraged new speculative orders in 2009 and could cause further cancellations or postponements include ongoing economic uncertainty, debt covenant violations by both tanker owners and shipyards and the cancellation and deferral of capital-intensive upstream production development projects and downstream refining projects.

The net increase in tanker fleet size in 2009 was approximately 6% as the number of new tankers delivered exceeded the number of single hull vessels scrapped. Increases occurred in all tanker vessel categories, ranging from an increase of approximately 4.5% in VLCC tonnage to an increase of 8.5% in Product Carrier tonnage. The total tanker orderbook at the end of 2009 represented 31% of the total fleet based on deadweight tons (“dwt”), down from 44% at the end of 2008.

The tables below show the daily TCE rates that prevailed in markets in which the Company's vessels operated for the periods indicated. It is important to note that the spot market is quoted in Worldscale rates. The conversion of Worldscale rates to the following TCE rates required the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages, waiting time and the portion of revenue generated from long-term charters. For example, TCE rates for VLCCs are reflected in the earnings of the Company approximately one month after such rates are reflected in the tables below, calculated on the basis of the fixture dates.

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Q1-2009	Q2-2009	Q3-2009	Q4-2009	2009	2008	2007
Average	$40,400	$13,300	$7,200	$17,000	$19,500	$81,100	$46,300
High	$80,700	$39,500	$40,500	$48,700	$80,700	$250,000	$283,500
Low	$15,500	$(4,500)	$(5,800)	$0	$(5,800)	$7,200	$6,800
*           Based on 60% Arabian Gulf to eastern destinations and 40% Arabian Gulf to western destinations

Rates for VLCCs trading out of the Arabian Gulf averaged $19,500 per day during 2009, a decrease of 76% from the 2008 average. This decline was largely due to a 1.8 million b/d decrease in Middle East OPEC production and a 200,000 b/d reduction in West African OPEC production relative to 2008. This 2.1 million b/d decline in long-haul crude OPEC production correlates closely with the overall decline in 2009 OECD oil demand of two million b/d. The 4.5% increase in the size of the fleet, combined with the decline in tonne-mile demand, weighed heavily on rates during 2009.

Rates for VLCCs in the first quarter of 2009 averaged 52% less than rates in the first quarter of 2008 as a reduction in Middle East crude oil movements to both eastern and western destinations coincided with an increase in VLCC tonnage.

In the second quarter, rates fell 88% below those in the second quarter of 2008. A reduction in oil demand in OECD countries coupled with lower refining margins led to cuts in discretionary refinery throughput levels throughout the world, except in China. Tanker deliveries in the first six months of 2009 far exceeded conversions and deletions, resulting in an increase in the fleet at the same time that tonne-mile demand continued to decline.

2009 Annual Report	43

Third quarter rates averaged $7,200 per day, the lowest quarterly level in 2009 and significantly lower than rates during the same period in 2008. Similar to the first half of 2009, the lower rates reflected a reduction in long-haul OPEC crude oil movements in conjunction with a net increase in available tonnage. Tankers operated at negative TCE rates during part of the quarter due to the limited availability of cargoes and high bunker costs as some owners sought to reposition tankers to more favorable locations.

Fourth quarter rates declined approximately 69% compared with the fourth quarter of 2008, but still improved by almost 140% from the third quarter of 2009. Fourth quarter 2009 world oil demand increased by 520,000 b/d relative to the fourth quarter of 2008 and 600,000 b/d compared with the third quarter of 2009.

OPEC production in the fourth quarter of 2009 averaged 29.0 million b/d, the highest level of the year and approximately 450,000 b/d above the first half of the year and 200,000 b/d above the third quarter, but still about 1.5 million b/d below the fourth quarter of 2008.

Refinery utilization rates in the fourth quarter of 2009 were significantly below those during the same timeframe of 2008. Refinery utilization rates in the U.S., Europe and Japan averaged 81%, 76% and 72%, respectively, compared with 85%, 84% and 87%, respectively, in the fourth quarter of 2008. Lower refining runs reduced seaborne import requirements and adversely affected tonne-mile demand.

China’s fourth quarter refinery runs reached a record of 8.1 million b/d as new and expanded refining capacity in China allowed throughput levels to rise by more than one million b/d compared with the fourth quarter of 2008. The increase in refining capacity led to a significant increase in imported crude oil sourced from both West Africa and the Middle East, favorably impacting tonne-mile demand in the fourth quarter as well as for the entire year.

The use of VLCCs for floating storage provided some support for tanker rates during the fourth quarter of 2009. There were about 29 VLCCs being used for storage during this period, including 11 newly built VLCCs that stored clean products. Tonnage used for floating storage purposes represented about 5.6% of the total VLCC trading fleet at the end of 2009.

The world VLCC fleet stood at 536 tankers (160.6 million dwt) at December 31, 2009. The VLCC fleet currently includes 90 single hull tankers, of which approximately two-thirds are trading, with the remainder being utilized for FPSO / FSO purposes. The year-end 2009 VLCC orderbook totaled 194 vessels (60.3 million dwt) representing 37.5% of the existing VLCC fleet, based on deadweight tons, significantly below the year-end 2008 orderbook level of 254 vessels (78.7 million dwt).

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Q1-2009	Q2-2009	Q3-2009	Q4-2009	2009	2008	2007
Average	$37,500	$17,700	$9,500	$19,200	$21,000	$59,800	$41,100
High	$49,200	$35,000	$19,000	$29,100	$49,200	$140,000	$110,000
Low	$21,000	$6,000	$2,000	$10,500	$2,000	$18,400	$13,100
*	2009 and 2008 rates based on West Africa to the U.S. Gulf Coast: 2007 rates based on West Africa to the U.S. East Coast

Average rates for Suezmax tankers in 2009 were down 65% from 2008 because of many of the same conditions that adversely affected the VLCC market. Weaker rates also reflected a decline of approximately 130,000 b/d in Nigerian crude oil output, a key source of light sweet crude oil typically transported across the Atlantic on Suezmax tankers. Lower refinery utilization levels at U.S. East Coast refineries contributed to a decline in seaborne import requirements for light sweet crudes. An increase in Brazilian production resulted in a pickup in crude oil movements from Brazil to the U.S. as well as from Brazil to other South American countries that benefited Suezmax employment to some extent. Concurrent with reduced overall demand, the Suezmax tanker fleet experienced a net increase in tonnage of 7.7% during 2009, exacerbating the Suezmax supply and demand balance.

44	Overseas Shipholding Group, Inc.

Rates during the first quarter of 2009 averaged $37,500 per day, approximately 21% lower than the first quarter of 2008. West African OPEC members, Angola and Nigeria, were approximately 80% compliant with their production quotas by the end of March, which brought their combined production in the first quarter down approximately 420,000 b/d relative to the first quarter of 2008. This drop in output resulted in a decrease in Suezmax tonnage requirements.

Rates in the second quarter of 2009 averaged $17,700 per day, 76% below rates in the second quarter of 2008, negatively affected by a declaration of force majeure by oil companies operating in Nigeria.   Specifically, Shell Oil Company, Chevron and ENI were forced to shut in production due to infrastructure damaged from attacks by insurgents. A decrease in North African OPEC crude oil production of approximately 330,000 b/d in the second quarter compared with the same year ago period also adversely impacted Suezmax tonne-mile demand.

Nigerian production fell to approximately 1.68 million b/d in July 2009, the lowest level in the past 20 years, contributing to an overall decrease in production of approximately 190,000 b/d in the third quarter of 2009 compared with the third quarter of 2008. This decline, coupled with a decline in OPEC North African production of approximately 260,000 b/d, resulted in third quarter Suezmax rates reaching their low point of the year.

Fourth quarter rates averaged $19,200 per day, approximately 64% below those in the fourth quarter of 2008, but above those in the third quarter of 2009. The increase in rates relative to the third quarter reflected a 200,000 b/d increase in Nigerian production, bolstered by an increase in December production to its highest level in over 20 months. The increase in production resulted from an indefinite ceasefire reached between the Nigerian government and insurgents. Production in Nigeria could continue to increase from current levels should the ceasefire be maintained.

The employment of approximately 20 newly built Suezmax tankers as floating storage for clean products also benefited rates in this sector to some extent.

The world Suezmax fleet totaled 392 tankers (60.0 million dwt) at December 31, 2009 of which single hull tankers represented 8% of the fleet, based on deadweight tons. The year-end 2009 Suezmax orderbook totaled 150 vessels (23.4 million dwt) representing 39% of the existing Suezmax fleet, based on deadweight tons, down from 186 vessels (29.1 million dwt), or 52.3% of the fleet at year-end 2008.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Q1-2009	Q2-2009	Q3-2009	Q4-2009	2009	2008	2007
Average	$24,200	$9,200	$3,500	$11,700	$12,200	$42,900	$29,900
High	$73,000	$17,500	$8,500	$31,000	$73,000	$95,000	$108,600
Low	$8,700	$3,400	$1,000	$2,200	$1,000	$5,200	$8,400
*           Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean averaged $12,200 per day during 2009, a decline of 72% compared with 2008. Lower 2009 rates were largely due to the knock-on effect of weaker rates in the larger tanker markets, lower crude oil production levels in both Mexico and the North Sea and a reduction in fuel oil demand as lower cost natural gas continued to displace fuel oil for power generation in Europe and North America. In addition, the Aframax fleet grew by 5.9% during 2009.

Rates for Aframaxes operating in the Caribbean during the first quarter of 2009 averaged $24,200 per day, a decrease of 33% from the first quarter of 2008. First quarter rates were adversely affected by production declines in key Aframax loading areas and a lack of ballast activity as regional rate differentials presented very few arbitrage opportunities for owners. North Sea and Mexican crude oil production in the first quarter declined approximately 240,000 b/d compared with the first quarter of 2008.

Lower Mexican crude oil production in the second quarter of 2009 compared with 2008 adversely impacted freight rates. In addition, production declines in the North Sea in the second quarter were exacerbated by more extensive than usual maintenance activities. Demand for crude oil by both U.S. and European refiners fell sharply from 2008 and refinery runs decreased on both sides of the Atlantic in the face of falling product demand.

2009 Annual Report	45

Aframax employment and freight rates in the third quarter were adversely impacted by higher- than-normal planned refinery maintenance activities. North Sea production declined approximately 280,000 b/d compared with the third quarter of 2008 due to extensive maintenance activity in addition to normal field declines. Crude oil exports from the Baltic Sea were curtailed by maintenance work on the Russian pipeline system. The diminished quantity of cargoes available from both the Baltic and North Sea regions forced tankers to seek employment elsewhere.

Fourth quarter rates averaged $11,700 per day, 70% below the fourth quarter of 2008. The increased size of the fleet combined with lower refinery runs in the U.S. and Europe, and continued reduced production levels in both the North Sea and Mexico, adversely impacted rates. These negative factors were mitigated to some extent as some Aframax tankers found employment as floating storage for clean products.

The world Aframax fleet totaled 833 vessels (87.5 million dwt) as of December 31, 2009, including 55 single hull tankers representing 6% of the fleet, based on deadweight tons. The Aframax orderbook stood at 160 vessels (17.5 million dwt) at December 31, 2009, representing 20.1% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes—Crude and Residual Oils*
	Q1-2009	Q2-2009	Q3-2009	Q4-2009	2009	2008	2007
Average	$21,300	$13,900	$8,500	$8,700	$13,100	$32,400	$26,100
High	$38,000	$23,000	$20,000	$20,500	$38,000	$53,800	$49,000
Low	$5,000	$3,700	$0	$0	$0	$14,300	$7,600
*           Based on 50% Caribbean to the U.S. Gulf and Atlantic Coasts and 50% Ecuador to the U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $13,100 per day during 2009, which was approximately 60% below average 2008 rates. The decline in rates was primarily due to a decrease in fuel oil exports from the U.S. Gulf Coast to South America, a decrease in the quantity of South American crude oil transported to U.S. West Coast refineries and to a reversal in the direction of crude oil flows through the Trans-Panama pipeline.

Rates averaged $21,300 per day during the first quarter of 2009, 25% below the first quarter of 2008. The lower rates were primarily due to the decline in fuel oil exports from the U.S. and the reduced quantity of crude oil moved on Panamax tankers from South America as discussed above.

Refinery utilization levels on the U.S. West Coast declined from 86.8% in the second quarter of 2008 to 77.1% in the second quarter of 2009. This reduced second quarter 2009 crude oil import requirements and adversely affected the Ecuador-to-U.S. West Coast crude oil trade.

During the third quarter, changing supply patterns caused by the reversal in direction of crude oil flow through the Trans-Panama pipeline adversely affected Panamax tanker rates. The reversal in crude flows to an east-to-west direction allowed oil from South America and West Africa to flow through the pipeline into newly expanded storage facilities on the west coast of Panama, reducing the demand for Panamax tankers that ship crude oil from Ecuador to U.S. West Coast refineries. In addition, many of the cargoes that used to move directly from Ecuador to U.S. West Coast refineries (a 21 day voyage) are now being delivered to storage facilities in Panama (5 day voyage), where larger size tankers are then used to ship the oil to its ultimate destination.

Fourth quarter rates were 70% below those in the fourth quarter of 2008 as fuel oil shipments from the U.S. to South American countries decreased and oil trade activity within the Caribbean Basin remained sluggish.

The world Panamax fleet at December 31, 2009 stood at 427 vessels (29.8 million dwt) including 46 single hull vessels representing 10% of the current fleet based on deadweight tons. The orderbook of 94 vessels (6.6 million dwt) at December 31, 2009 represents 22.3% of the existing fleet based on dead weight tons. This is down from the December 31, 2008 orderbook of 136 vessels (9.6 million dwt) that represented 33.8% of the Panamax fleet, based on deadweight tons.

46	Overseas Shipholding Group, Inc.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Q1-2009	Q2-2009	Q3-2009	Q4-2009	2009	2008	2007
Average	$11,000	$6,800	$3,000	$2,700	$5,900	$20,800	$21,000
High	$18,200	$15,500	$7,100	$8,400	$18,200	$35,800	$39,000
Low	$3,000	$1,500	$0	$0	$0	$7,700	$6,700
*           Based on 60% trans-Atlantic and 40% Caribbean to the U.S. Atlantic Coast

Rates for Handysize Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $5,900 per day in 2009, 72% below 2008 rates. The lower rates in 2009 reflected an increase in tonnage, a reduction in trans-Atlantic movements as refining levels in both the U.S. and Europe fell in response to weakening product demand, a reduction in intra-Asian product movements and lower middle distillate demand that sharply reduced arbitrage opportunities.

Rates in the first quarter of 2009 averaged $11,000 per day compared with $17,300 per day in the same year ago period. Weaker rates reflected a net increase in tonnage and a decline in worldwide oil demand. Narrower refining margins in Europe and Asia resulted in cuts in discretionary runs, curtailing product movements in both of these regions. Outages at South Korean and Taipei crackers and diminished demand for petrochemicals resulted in a decrease in naphtha movements to Asia, further contributing to weaker rates.

Rates averaged $6,800 per day in the second quarter, down from $28,300 in the second quarter of 2008. A 5% decline in worldwide middle distillate demand led to a cutback in refining runs and significantly limited arbitrage opportunities.  Lower refinery utilization rates in Europe, which resulted in less gasoline being produced, in conjunction with more than adequate U.S. gasoline inventories, curtailed trans-Atlantic gasoline movements.

Rates in the third quarter averaged $3,000 per day compared with $23,300 per day in the comparable 2008 period. Relatively weak U.S. demand for gasoline during the summer months when demand is usually seasonally strong resulted in a decline in import requirements. Decreased demand for petrochemicals in Asia relative to a year ago resulted in a slowdown in the Middle East-to-Asia petrochemical trade as well as a reduction in intra-Asian product trades. Existing weak demand just as a large number of newbuildings entered the market placed a considerable amount of downward pressure on Product Carrier rates.

The lowest quarterly average rate for Product Carriers in 2009, of less than $3,000 per day, occurred in the fourth quarter as OECD demand levels remained weak relative to a year ago and refinery utilization rates in all OECD areas continued to fall. In addition, there was a drawdown in U.S. middle distillate inventories from 171 million barrels to 159 million barrels during the fourth quarter, further reducing import requirements and tonne-mile demand. The continued increase in the size of the fleet even as demand remained weak, maintained significant downward pressure on rates.

The world Handysize fleet reached 1,550 vessels (66.0 million dwt) at December 31, 2009, including 209 single hull tankers that comprised 12% of the total Handysize fleet, based on deadweight tons. The orderbook at year-end 2009 stood at 346 vessels (16.1 million dwt) representing 24.4% of the existing orderbook.  This was down from the December 31, 2008 orderbook of 484 vessels (22.4 million dwt), equivalent to 36.8% of the Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges (“ATBs”)

	Average Spot Market TCE Rates
	Q1-2009	Q2-2009	Q3-2009	Q4-2009	2009	2008	2007
45,000 dwt Tankers	$46,600	$31,900	$33,100	$34,900	$36,650	$45,025	$56,100
30,000 dwt ATBs	$30,500	$22,200	$23,000	$23,800	$24,850	$27,100	$36,400

Jones Act Product Carrier and ATB rates in 2009 were approximately 19% and 8% respectively, below 2008 levels. The lower rates primarily reflected a reduction in U.S. oil demand and lower refinery utilization levels that reduced volumes available for seaborne transport.

2009 Annual Report	47

In response to weaker demand levels and lower refining margins, U.S. Gulf Coast refinery utilization rates in the first quarter fell to 81.4% from 83.7% in the first quarter of 2008. This development limited the quantity of products available for seaborne movements from the Gulf Coast region and resulted in an increase in waiting time, adversely impacting rates. As a result, first quarter 2009 rates for Jones Act Product Carriers and ATBs were down 9% and 3%, respectively, compared with the same timeframe in 2008.

Jones Act Product Carrier rates in the second quarter were 18% below those in the second quarter of 2008 while ATB rates were 4% higher. Weak U.S. oil demand and the entry of six vessels into the product spot market that had previously been employed in the grain trade were the principal factors that weighed on spot rates. ATB rates in the second quarter of 2009 were slightly higher than those in the second quarter of 2008 largely due to a significant decrease in the price of diesel fuel, which is the primary fuel used to power ATBs.

Rates for Jones Act Product Carriers and ATBs during the third quarter were approximately 17% and 4% below their respective third quarter 2008 rates. The decline in rates continued to reflect weaker demand for products in 2009 that resulted in reduced spot tanker requirements and longer waiting times for cargoes. However, tanker and ATB freight rates during the third quarter of 2009 were somewhat buoyed by an increase in maintenance activities at Irving Oil’s New Brunswick refinery in Canada, which resulted in a reduction in exports of gasoline and middle distillates from that facility to U.S. East Coast markets. This increased the demand for oil products derived from U.S. Gulf Coast refineries and shipped on Jones Act vessels to East Coast markets.

Fourth quarter rates for Jones Act Product Carrier and ATBs were 32% and 25%, respectively, below fourth quarter 2008 rates. Lower refining levels at U.S. Gulf Coast refineries and a drawdown in middle distillate inventory levels, especially along the U.S. East Coast reduced product seaborne movements on Jones Act vessels.

As of December 31, 2009, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs (“Integrated Tug Barges”) consisted of 66 vessels, a decline of two vessels during the fourth quarter of 2009. Three vessels entered the fleet while five vessels were scrapped or reflagged. There were seven vessels in layup at the end of the fourth quarter of 2009 due to a lack of cargoes.

The Jones Act Product Carrier orderbook for deliveries scheduled through 2013 consisted of 16 tankers and barges in the 160,000 to 420,000 barrel size range. These additions will be partially offset by the deletion of seven tankers that will reach their OPA-90 phase out dates during the same period.

The Delaware Bay lightering business transported an average of 208,000 b/d during 2009, a 14% decline from 2008 levels. The decline in annual lightering volumes reflected a reduction in U.S. East Coast refinery utilization levels and the winding down of Valero’s Delaware City and Sunoco’s Eagle Point refinery operations.

The Delaware Bay lightering business transported an average of 194,000 b/d during the first quarter, which was approximately 27% below the first quarter level of 2008. The smaller amount lightered was due to a reduction in refinery runs at East Coast refineries as U.S oil demand continued to falter.

A decline in U.S. East Coast refinery utilization rates from 81% in the second quarter of 2008 to 71% in the second quarter of 2009 resulted in a 27 % decrease in lightering volumes, which fell from 275,000 b/d in the second quarter of 2008 to 200,000 b/d in the second quarter of 2009.

The Delaware Bay lightering business transported an average of 230,000 b/d during the third quarter of 2009, down 3% from the third quarter of 2008, but the highest volume lightered in 2009.  This comparatively strong performance could be largely attributed to low water levels at one customer’s refinery that necessitated additional lightering.

Fourth quarter 2009 lightering volumes declined by approximately 22% to 206,000 b/d compared with the same period a year ago. Both the Eagle Point and Delaware City refineries shut their crude units during this timeframe, reducing lightering requirements.

UOutlook

Many economists now agree that economic recovery is underway in many countries and that growth in world GDP will occur in 2010. Consequently, 2010 world oil demand is forecast to reach 86.3 million b/d, an increase of approximately 1.7%, or 1.4 million b/d, over 2009 levels. The forecast for an increase in demand for 2010 follows two consecutive years of falling world oil demand, with 2009 demand having decreased by 1.5% and 2008 demand having decreased by 0.3%.

48	Overseas Shipholding Group, Inc.

While world oil demand is expected to increase by 1.8% in 2010, non-OPEC production is forecast to increase by only 0.5% from 2009 levels. Production declines that are forecast to occur in the North Sea and Mexico are likely to be offset by increased production in the Former Soviet Union and Brazil. Therefore, OPEC will likely be called upon to increase production to meet projected 2010 oil demand growth, which should result in an expansion in long-haul crude oil movements.

The largest increase in oil demand in 2010 is forecast to occur in non-OECD Asia with growth of 4.0%, or 740,000 b/d. Refinery capacity in Asia is expected to increase by approximately one million b/d in 2010, which will increase demand for crude oil. This incremental demand will be partly met by crude oil from Siberia that will be shipped through the new port of Kozmino on the Russian Pacific Coast. It is anticipated that Asian countries will import incremental quantities of West African light sweet crude oil as they continue to move toward tighter sulfur specifications and will continue to increase quantities of Middle East crudes as well. Increased seaborne shipments from these areas will boost 2010 tonne-mile demand in Asia over 2009 levels.

The sharp drop in oil demand in OECD countries in 2008 and 2009 that adversely affected refining margins resulted in discretionary refinery run cuts in the U.S., Europe and Japan. Refiners in these regions are adjusting to the overcapacity situation by closing units and refineries. It is estimated that approximately 1.4 million b/d of refining capacity was shut down in 2009, including closures announced by Valero and Sunoco in the U.S., Shell in Canada , Nippon in Japan and Total and Petroplus in Europe. Some of the units could restart if sold, or if refining margins improve significantly from current levels.

The world tanker fleet should remain fairly stable in 2010 due to the phasing out of single hull tankers as the 2010 IMO deadline for single-hull tankers is reached and as more countries choose to ban the use of single hull tankers in their waters ahead of the IMO phase-out timetable. Overall fleet growth in 2010 is, therefore, expected to be minimal. The world fleet of VLCCs is forecast to shrink for the first time in seven years as more single hull VLCCs are scrapped than new vessels delivered.

It is unlikely that all vessels reported in the current orderbook will be delivered as scheduled. Tanker cancelations and delivery deferrals are forecast to occur in each tanker category and some tankers will be converted into the dry bulk market. This will enhance tanker utilization rates in 2010 and 2011 timeframes.

The confluence of demand growth, especially in Asia, favorable changes in seaborne trade patterns and minimal, if any, growth in tonnage supply, should support freight rates in 2010. However, it will probably take more than one year to reverse the supply and demand imbalance that occurred in 2009 when tonne-mile demand declined as tonnage supply increased. It is, therefore, anticipated that 2010 rates could remain under pressure. The tanker market remains highly sensitive to severe weather, geopolitical and economic events that can create inefficiencies, market imbalances and temporary shortages and thus, impact rates within a shorter timeframe.

UCRITICAL ACCOUNTING POLICIES

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

2009 Annual Report	49

Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. The Company does not recognize time charter revenues during periods that vessels are off hire. Certain of these charters provide for profit sharing between the Company and the charterer when rates earned exceed a base rate defined in the agreements. The Company only recognizes profit sharing when there is no longer any risk that any amounts accruable can be recaptured. If such agreements provide that profit sharing be determined annually on the anniversary of delivery of the vessels onto the charters, the Company’s share, if any, would not be recognized until the charter anniversary date.

For the Company’s vessels operating in commercial pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent basis in accordance with an agreed-upon formula. The pools may enter into contracts that earn either voyage charter revenue or time charter revenue. Each of the pools follows the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a Charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Vessel Lives
The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years (except for Floating Storage and Offloading service vessels (“FSO”) and LNG Carriers for which an estimated useful lives of 30 and 35 years, respectively, are used) from the date such vessel was originally delivered from the shipyard or 20 years from the date the Company’s ATBs were rebuilt. Effective January 1, 2008, the Company effected a change in estimate related to the estimated scrap rate for substantially all of its vessels from $150 per lightweight ton to $300 per lightweight ton The Company’s assumptions used in the determination of estimated salvage value took into account then current scrap prices, which were in excess of $700 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2007, which ranged from $250 to over $500 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.

As of December 31, 2007, the average age for OSG’s owned international flag fleet sectors ranged from 4.3 years to 9.2 years. The industry standard for determining the economic life-span for tankers is 25 years. The steel scrap price forecast to determine vessel salvage value was therefore based on economic assumptions and conditions that were expected to exist over a forward looking 15 to 20 year timeframe from December 31, 2007 given the current age of the Company’s fleet. The strength of the world’s economic growth will vary during this timeframe from periods of global recession and low commodity price levels to periods of varied economic growth where steel prices will be determined by industrial production, financing and credit availability for projects and government sponsored infrastructure investments throughout the world. Management reviewed steel plate prices in Asia and in North America from January 2000 through December of 2007 that showed a more than doubling of steel plate prices in both areas within this timeframe. Actual scrap prices were consistently priced at over $300 per lightweight ton from January 2004 through June 2008. Scrap values declined below $300 per lightweight ton towards the end of 2008, due to turmoil in the financial markets, which caused a general decline in vessel values. The scrap market also experienced a period with very little activity in 2008 as scrappers were unable to obtain letters of credit, which caused further downward pressure on prices. The weak freight markets during 2009 resulted in owners scrapping more vessels, and scrapping them earlier in their lives. The Company expects scrapping levels to remain high during 2010, considering owners’ rate expectations and the phase out of single hull tankers in 2010, and therefore considers it likely that scrap prices will remain low over this period with downward pressure from current levels possible. Management also took into consideration that commodity prices have historically increased over extended time horizons and believes that it is reasonable to forecast that steel scrap prices will increase over time as economic activity increases from today’s level. Management believes that $300 per lightweight ton is a reasonable estimate of future scrap prices, taking into consideration the cyclicality of the nature of future demand for scrap steel. Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

50	Overseas Shipholding Group, Inc.

The Company has evaluated the impact of the revisions to MARPOL Regulation 13G that became effective April 5, 2005 and the EU regulations that went into force on October 21, 2003 on the economic lives assigned to the tankers in the Company’s International Flag fleet. The International Flag tanker fleet comprises mainly double hull vessels. The revised regulations do not require any double sided International Flag tankers to be removed from service prior to attaining 25 years of age. The revised Regulation 13G allows the flag state to permit the continued operation of the Company’s double sided tankers beyond 2010. Because such regulations do not explicitly permit double sided tankers to continue trading beyond 2010, their operation beyond 2010 is not assured. OSG considered the need to reduce the estimated remaining useful lives of its double sided International Flag tankers because of the EU regulations and the revised and accelerated phase-out schedule agreed to by IMO in December 2003. These regulations do not prevent any of these vessels from trading prior to reaching 25 years of age. Accordingly, it was not deemed necessary to reduce the estimated remaining useful lives of any of OSG’s double sided International Flag tankers. If the economic lives assigned to the tankers prove to be too long because of new regulations or other future events, higher depreciation expense and impairment losses could result in future periods related to a reduction in the useful lives of any affected vessels.

The U.S. has not yet adopted the Hong Kong International Convention for the Safe and Environmentally Sound Recycling of Ships (the “Convention”). While the U.S. Environmental Protection Agency (“EPA”) and the U.S. Maritime Administration (“MarAd”) discuss the implications and potential adoption of this Convention, scrapping U.S. Flag vessels could become subject to additional requirements, which could negatively impact sales prices obtainable in the markets or require companies, such as OSG, to incur additional costs in order to sell, for further trading, or scrap U.S. Flag vessels. Currently, management believes that $300 per lightweight ton is a reasonable estimate of scrap prices for its U.S. Flag vessels.

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

During 2008, the Company decided not to have two older U.S. Flag vessels (one Product Carrier and one ATB) undergo scheduled drydockings, which were required to continue operating such vessels. These vessels therefore ceased operating during the fourth quarter of 2008 and were placed in lay-up pending the sale of such vessels. Accordingly the Company recorded a charge of $32,597,000 to write down the carrying amount of these vessels to their estimated net fair value as of December 31, 2008.

In early 2009, OSG began negotiations with Bender Shipbuilding & Repair Co., Inc. (“Bender”) to terminate the construction agreements covering the six ATBs and two tug boats associated with its U.S. Flag expansion plans due to repeated delays in vessel delivery dates from the original contract delivery dates, Bender’s request for substantial price increases on all contracted vessels and OSG’s concern about Bender’s ability to complete the ATBs and tug boats within contract terms, including Bender's lack of performance under such agreements and its financial condition. The Company reviewed the six ATBs and two tugboats for impairment based on the information known to it as of December 31, 2008. Accordingly, OSG recorded impairment charges of $105,111,000 in the fourth quarter of 2008 related to four of such ATBs.

2009 Annual Report	51

During the third quarter of 2009, events and circumstances indicated that the four single-hulled U.S. Flag Product Carriers, which have limited remaining lives due to OPA regulations that mandate their retirement between 2012 and 2013, and one 1977-built double-hulled U.S. Flag Product Carrier, which has a less-efficient gas turbine engine, might be impaired. In September, the charterer of one of the four single-hulled U.S. Flag Product Carriers informed OSG that they would not be renewing the time charter upon its expiry in January 2010, which caused the Company to evaluate the vessel’s future employment possibilities in light of its approaching May 2010 drydocking. Also in September, two customers that are currently utilizing the 1977-built double-hulled U.S. Flag Product Carrier according to contracts of affreightment to perform lightering services in Delaware Bay, announced restructurings of their refinery operations, which could reduce lightering volumes, causing the Company to evaluate the possibility of removing the vessel from lightering service prior to its required June 2010 drydocking. These facts, combined with continued weak market conditions, caused the Company to review all five vessels, which had an aggregate net book value of $45,602,000 as of September 30, 2009, for impairment. The estimates of the undiscounted future cash flows for the 1977-built double-hulled vessel and one of its single-hulled vessels did not support recovery of such vessels’ carrying value. Accordingly, the Company recorded an impairment charge of $12,500,000 to write down their carrying values to their estimated net fair values as of September 30, 2009, using estimates of discounted future cash flows for each of the vessels. The estimates of undiscounted cash flows for each of the remaining three single-hulled vessels indicated that their carrying amounts were recoverable. Because of the continued weakness in the U.S. Flag markets, the Company reviewed all five vessels for further impairment at December 31, 2009, based on the information known to it as of December 31, 2009, in a manner consistent with the analysis performed at end of the preceding quarter. Management concluded that no further impairment charges were required. Nonetheless, it is possible that the estimate of undiscounted cash flows may change in the future, including the Company’s estimate of salvage values as a result of future rulings of, or interpretations by, EPA or MarAd, resulting in the need to write down one or more of the five Product Carriers.

The Company does not believe that the low market TCE rates for its International Flag tankers achieved during the nine months ended December 31, 2009 represents a triggering event for the review of the International Flag fleet for impairment. Nevertheless, in December 2009, the Company reviewed a representative sample of newbuildings and older tankers operating in the Crude and Products segments for potential impairment. The Company concluded that the future revenue streams expected to be earned by such vessels over their remaining operating lives would be sufficient to recover their carrying values.

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

The Company tests the goodwill in each of its reporting units for impairment at least annually, or more frequently if impairment indicators arise by comparing the estimated fair value of each operating segment with its net book value. In the fourth quarter of 2008, the economic downturn resulted in a number of market-related events that were expected to negatively impact the Company’s U. S. Flag operations in the near and medium-term. Lower demand for refined petroleum products in North America resulted in a number of major refining companies reducing capacity throughout the Gulf of Mexico. The reduction in planned refining expansion projects reduced future volumes of clean products that had been forecast to move on Jones Act tankers. Recessionary forces also resulted in unfavorable changes in trading patterns, as refiners shifted to higher margin low sulfur diesel for export, resulting in an adverse impact on tonne-mile demand in the Jones Act market and associated rates. As a result of this deterioration in the forward supply/demand balance of the Jones Act market and the reduction in the Company’s U.S. Flag newbuilding program, the Company reduced its estimates of future cash flows to measure fair value and, accordingly, recorded an impairment charge of $62,874,000, representing the full value of the goodwill related to the U.S. Flag reportable segment in the fourth quarter ended December 31, 2008. OSG derives the fair value of each of its reporting units primarily based on discounted cash flow models. The process of evaluating the potential impairment of goodwill and intangible assets is highly subjective and requires significant judgment with respect to estimates of future cash flows expected to be generated and the appropriate discount rate to value these cash flows. The discounted cash flow models incorporate revenue assumptions based on actual existing contracts and historical utilization rates for vessels not under contract. The related costs and expenses are consistent with the Company’s historical levels to support revenue growth. The weighted average cost of capital reflects the risks associated with the underlying cash flows taking into consideration both the industry and general economic conditions at the time of testing.

Market Value of Marketable Securities
The Company’s holdings in marketable securities are classified as available-for-sale and, therefore, carried on the balance sheet at fair value (determined using period-end sales prices on U.S. or foreign stock exchanges) with changes in carrying value recorded in accumulated other comprehensive income/(loss) until the investments are sold. Accordingly, these changes in value are not reflected in the Company’s statements of operations. If, however, the Company determines that a material decline in fair value below the Company’s cost basis is other than temporary, the Company would record a noncash impairment loss in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a stock has been below its cost basis for six consecutive months. In the period in which a material decline in fair value is determined to be other than temporary, the carrying value of that security would be written down to its fair value at the end of such period, thereby establishing a new cost basis.

52	Overseas Shipholding Group, Inc.

During 2009, the decrease in the market value of its marketable securities was considered other-than-temporary and resulted in an impairment charge to earnings of $5,151,000, which charge previously had been included in accumulated other comprehensive income/(loss). At December 31, 2009, the fair value of the Company’s marketable securities had declined below its newly established cost basis of $1,037,000. This decline has been recorded in accumulated other comprehensive income/(loss) because the decline in value was not considered to be other-than-temporary since the market value of the securities had been below its cost basis for six consecutive months.

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

Deferred Tax Assets and Valuation Allowance
The carrying value of the Company’s deferred tax assets is based on the assumption that the Company will generate sufficient taxable income in the future to permit the Company to take deductions. Each quarter, management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance. Any increase in the valuation allowance against deferred tax assets will result in additional income tax expense in the Company’s statement of operations. During 2008, the Company established a valuation allowance of $48,031,000 against the deferred tax assets resulting from the write-down of vessels in the fourth quarter of 2008 and from net operating loss carryforwards arising in 2008. The valuation allowance was established because the Company could not determine that it was more likely than not that the full amount of the deferred tax asset would be realized through the generation of taxable income in the future. The valuation allowance was recorded as a reduction in the federal income tax credit in the accompanying consolidated statement of operations for the year ended December 31, 2008. On November 6, 2009, the President of the U.S. signed the Worker, Homeownership, and Business Assistance Act of 2009. This law included a provision allowing taxpayers to elect an increased carryback for net operating losses incurred in either 2008 or 2009. As a result of this change in the law, the write-down of certain vessels taken in 2008, which losses were 2009 events for tax purposes, was included in a net operating loss carryback against earnings generated in 2004. The valuation allowance associated with these deferred tax assets aggregating $21,624,000 was accordingly reversed since realization was probable. The Company also established a valuation allowance of $6,413,000 against deferred tax assets originating in 2009 for the same reasons stated above for 2008.

2009 Annual Report	53

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

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans (“the Maritrans Plan”). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. The selection of a discount rate for the Maritrans Plan for all reporting periods between 2006 and December 31, 2008, was based on the assumption that the plan would be terminated and all eligible participants would receive insurance company annuities when all necessary approvals are obtained. The Company, however, has not been able to secure such insurance annuities, which appears to be at least partially attributable to the complexity of the Maritrans Plan. Accordingly, at December 31, 2009, the Company used a discount rate of 5.50% which it believes to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan. Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s financial position.
Newly Issued Accounting Standards

See Note A to the Company’s consolidated financial statements set forth in Item 8.

54	Overseas Shipholding Group, Inc.

INCOME FROM VESSEL OPERATIONS
During 2009, TCE revenues decreased by $592,764,000, or 38%, to $952,621,000 from $1,545,385,000 in 2008, mainly due to a significant decrease in the daily TCE rates earned by all of the Company’s international flag vessel classes, as well as a 1,809 day decrease in revenue days.  During 2009, approximately 49% of the Company’s TCE revenues were derived from spot earnings, compared with 65% in 2008 and 60% in 2007. In 2009, approximately 51% of TCE revenues were generated from fixed earnings, which comprise time or bareboat charters (“term”) and synthetic time charters (which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters through hedging with FFAs and bunker swaps that qualify as cash flow hedges). Fixed earnings represented 35% of the Company’s TCE revenues in 2008 and 40% in 2007. During 2008, TCE revenues increased by $506,174,000, or 49%, to $1,545,385,000 from $1,039,211,000 in 2007, principally because of a 4,090 day increase in revenue days and a significant increase in the daily TCE rates earned by the Company’s VLCCs, and, to a lesser extent, Aframaxes.

OSG operates most of its crude oil tankers in commercial pooling arrangements (“Pools”). The Pools’ cargo commitments make them attractive, but such cargo commitments limit the Pools’ ability to support any significant portfolio of time charters. Accordingly, OSG enters into forward freight agreements (“FFAs”) and bunker swaps seeking to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and that are effective, are reflected in TCE revenues in the periods to which such hedges relate. The Company achieved average TCE rates for VLCCs of $41,959 per day for 3,342 days and $73,632 per day for 1,795 days covered by such effective hedges for 2009 and 2008, respectively. The December 31, 2009 mark-to-market for derivative positions through 2010 that qualify for hedge accounting treatment, which are considered to be effective, are recorded in accumulated other comprehensive income/(loss) (equity). The actual results of these hedge positions will be reflected in the Company’s earnings in the period (January 2010) to which the positions relate. The results of derivative positions that do not qualify for hedge accounting treatment are reflected in other income/(expense) and resulted in income of $1,672,000 in 2009 and expense of $33,774,000 in 2008.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During 2009, income from vessel operations decreased by $268,056,000, or 78%, to $77,130,000 from $345,186,000 in 2008. During 2008, income from vessel operations increased by $137,614,000, or 66%, to $345,186,000 from $207,572,000 in 2007. See Note F to the consolidated financial statements set forth in Item 8 for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)	2009	2008	2007
TCE revenues	$488,021	$1,003,331	$569,264
Vessel expenses	(104,052)	(117,815)	(88,766)
Charter hire expenses	(230,123)	(303,215)	(178,646)
Depreciation and amortization	(72,654)	(73,934)	(75,040)
Income from vessel operations (a)	$81,192	$508,367	$226,812
Average daily TCE rate	$26,307	$52,344	$34,352
Average number of owned vessels (b)	24.8	25.4	26.0
Average number of vessels chartered-in under operating leases	27.0	27.8	20.6
Number of revenue days (c)	18,550	19,167	16,572
Number of ship-operating days: (d)
Owned vessels	9,039	9,286	9,490
Vessels bareboat chartered-in under operating leases	2,246	2,265	1,487
Vessels time chartered-in under operating leases	6,679	7,090	5,446
Vessels spot chartered-in under operating leases	921	819	604

(a)
Income from vessel operations by segment is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs and gain/(loss) on disposal of vessels and impairment charges (vessel and goodwill).

(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)
Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered in vessels.

2009 Annual Report	55

(d)	Ship-operating days represent calendar days.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2009, 2008 and 2007 between spot and fixed earnings and the related revenue days. The Company has entered into FFAs and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs and Aframaxes in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment, are reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

	2009		2008		2007
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$33,511	$41,959	$92,351	$73,632	$43,179	$44,887
Revenue days	1,866	3,342	4,044	1,795	5,497	193
Suezmaxes:
Average rate	$26,174	$—	$49,550	$—	$38,324	$—
Revenue days	864	—	772	—	27	—
Aframaxes:
Average rate	$20,037	$32,868	$38,432	$31,765	$30,036	$30,516
Revenue days	7,244	1,009	6,237	1,451	4,843	1,524
Panamaxes:
Average rate	$18,983	$25,424	$36,311	$26,687	$32,268	$26,076
Revenue days	2,257	1,604	2,386	1,778	1,795	1,982

During 2009, TCE revenues for the International Crude Tankers segment decreased by $515,310,000, or 51%, to $488,021,000 from $1,003,331,000 in 2008. This decrease in TCE revenues resulted primarily from a significant decrease in daily TCE rates earned on all classes of tankers across the crude fleet and, to a lesser extent, a decrease of 617 revenue days. The decrease in revenue days reflects the sale in January 2009 of one VLCC and the commencement of conversion of a ULCC to an FSO, as well as a reduction in chartered-in VLCCs and Panamaxes.  These decreases were partially offset by increased days attributable to the OSG Lightering business during 2009.

Vessel expenses decreased by $13,763,000 to $104,052,000 in 2009 from $117,815,000 in 2008. In the fourth quarter of 2009, the Company recorded a reserve of $3,357,000 for a probable assessment in 2010 (based on the 2009 pension plan valuation) by the MNOPF. The MNOPF is a multi-employer pension plan covering British crew members that served as officers onboard OSG’s vessels (as well as vessels of other owners) in prior years. Although the Company has not been an active member of the plan for a number of years, because the plan is underfunded, additional assessments are possible in future years. This remaining change in vessel expenses was principally attributable to a decrease in average daily vessel expenses of $1,303 per day. The decrease is primarily due to the timing of delivery of stores and spares, lower insurance premiums and reductions in repairs and the renegotiation of fixed rate technical management agreements between the Company and DHT Maritime, Inc., formerly Double Hull Tankers, Inc. (“DHT”), on seven tankers, effective January 17, 2009.  Under the renegotiated agreements, DHT is responsible for all vessel expenses.  Charter hire expenses decreased by $73,092,000 to $230,123,000 in 2009 from $303,215,000 in 2008. This decrease was principally as a result of lower profit share due to owners reflecting lower TCE rates achieved on the VLCC and Aframax fleets, and a 431 day reduction in bareboat and time chartered-in days.  Additionally, OSG Lightering was able to fill its spot charter-in requirements at lower rates in 2009 compared with 2008 due to the significant reduction in Aframax rates.

During 2008, TCE revenues for the International Crude Tankers segment increased by $434,067,000, or 76%, to $1,003,331,000 from $569,264,000 in 2007. This increase in TCE revenues resulted primarily from a significant increase in daily TCE rates earned by the VLCCs and, to a lesser extent, the Aframaxes, and an increase of 2,595 revenue days. The increase in revenue days reflects the Company’s expansion into Suezmaxes late in 2007 adding 745 revenue days during 2008, as well as the fact that the Crude Tankers segment includes the operating results of the OSG Lightering business from April 1, 2007, the effective date of the transaction. Out-of-service days in 2008 for drydocking and repairs decreased by 164 days compared with 2007.

56	Overseas Shipholding Group, Inc.

Vessel expenses increased by $29,049,000 to $117,815,000 in 2008 from $88,766,000 in the prior year reflecting a net increase of 574 owned and bareboat chartered-in days. This increase was principally attributable to the commencement of bareboat charters-in on two Suezmaxes in December 2007 and January 2008 and two Aframaxes in the fourth quarter of 2008. The above increase in days was partially offset by the sale of the Pacific Ruby in May 2008. Average daily expenses increased by $1,632 per day, principally as a result of increases in crew costs, repairs and insurance premiums. Charter hire expenses increased by $124,569,000 to $303,215,000 in 2008 from $178,646,000 in 2007. This increase was principally as a result of (i) the bareboat charters-in discussed above and additional chartered-in vessels, primarily in the Aframax and Panamax fleets, (ii) additional profit sharing due to the owners of chartered-in VLCCs, and to a lesser extent, Aframax tonnage because of the increase in TCE rates earned during 2008 compared with 2007, and (iii) the acquisition of the Heidmar lightering business.

International Product Carriers (dollars in thousands)	2009	2008	2007
TCE revenues	$225,059	$298,132	$243,451
Vessel expenses	(80,899)	(93,111)	(83,348)
Charter hire expenses	(105,813)	(79,648)	(51,147)
Depreciation and amortization	(41,508)	(55,796)	(51,287)
Income from vessel operations	$(3,161)	$69,577	$57,669
Average daily TCE rate	$17,976	$22,803	$20,454
Average number of owned vessels	13.4	15.3	16.4
Average number of vessels chartered-in under operating leases	21.9	21.4	17.3
Number of revenue days	12,521	13,074	11,903
Number of ship-operating days:
Owned vessels	4,903	5,598	5,994
Vessels bareboat chartered-in under operating leases	4,819	5,900	5,021
Vessels time chartered-in under operating leases	3,161	1,917	1,297

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2009, 2008 and 2007 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2009		2008		2007
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$17,227	$19,094	$39,189	$18,653	$28,352	$19,471
Revenue days	1,378	282	785	730	316	730
Handysize Product Carriers:
Average rate	$15,867	$20,148	$26,718	$19,851	$28,167	$18,761
Revenue days	4,879	5,542	4,025	7,534	2,775	8,082

During 2009, TCE revenues for the International Product Carrier segment decreased by $73,073,000, or 25%, to $225,059,000 from $298,132,000 in 2008. This decrease in TCE revenues principally resulted from a decrease in the average rates earned on the Handysize Product Carriers and Panamax Product Carriers operating in the spot market.  Revenue days have also decreased by 554 days.  By the end of August 2009, all 13 of the segment’s older, single-hulled Handysize Product Carriers had redelivered to the owners at the expiry of their respective charters.  These redeliveries were partially offset by an increase in chartered-in modern Handysize Product Carriers, one Aframax Product Carrier (LR2), which operated in the International Product Carrier segment for 2009, and a net increase in chartered-in Panamax Product Carriers.

Vessel expenses decreased by $12,212,000 to $80,899,000 in 2009 from $93,111,000 in the prior year reflecting a 1,776 day decrease in owned and bareboat chartered-in days. This decrease results from the changes in the operating fleet discussed above.  Charter hire expenses increased by $26,165,000 to $105,813,000 in 2009 from $79,648,000 in 2008 due to the increase in time chartered-in modern Handysize Product Carriers, the sale and charter back of two newbuild Panamax Product Carriers since the third quarter of 2008, and the inclusion of the LR2.  These increases were partially offset by the expiration of bareboat charters on the older Handysize Product Carriers discussed above. Depreciation and amortization decreased by $14,288,000 to $41,508,000 from $55,796,000 in 2008 principally due to the expiration of the bareboat charters on the older Handysize Product Carriers.

2009 Annual Report	57

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

Other International (dollars in thousands)	2009	2008	2007
TCE revenues	$7,848	$22,102	$23,676
Vessel expenses	(2,643)	(3,204)	(875)
Charter hire expenses	—	(7,627)	(12,735)
Depreciation and amortization	(6,628)	(6,557)	(6,272)
Income from vessel operations	$(1,423)	$4,714	$3,794
Average daily TCE rate	$21,500	$27,942	$30,610
Average number of owned vessels	1.0	1.0	0.2
Average number of vessels chartered-in under operating leases	—	1.2	2.0
Number of revenue days	365	791	773
Number of ship-operating days:
Owned vessels	365	366	65
Vessels time chartered-in under operating leases	—	425	729

As of December 31, 2009, the Company operated one Other International Flag vessel, a Pure Car Carrier. During the third quarter of 2008, the time charters-in of two International Flag Dry Bulk Carriers and related purchase options for such vessels were sold. All three vessels were employed on long-term charters.

U.S. Segment (dollars in thousands)	2009	2008	2007
TCE revenues	$231,693	$221,820	$202,820
Vessel expenses	(96,358)	(100,423)	(94,958)
Charter hire expenses	(60,296)	(39,318)	(15,588)
Depreciation and amortization	(51,614)	(52,876)	(52,900)
Income from vessel operations	$23,425	$29,203	$39,374
Average daily TCE rate	$35,849	$33,222	$31,836
Average number of owned vessels	15.0	16.4	18.6
Average number of vessels chartered-in under operating leases	6.4	4.0	2.0
Number of revenue days	6,463	6,677	6,371
Number of ship-operating days:
Owned vessels	5,479	6,003	6,784
Vessels bareboat chartered-in under operating leases	2,350	1,466	741

58	Overseas Shipholding Group, Inc.

In late-June 2008, the Company purchased two Product Carriers, the Overseas New Orleans and Overseas Philadelphia, which had previously been operating on bareboat charters-in that were classified as capital leases.

TCE revenues increased by $9,873,000, or 4%, to $231,693,000 in 2009 from $221,820,000 in 2008. The increase was the result of an increase in the average rates earned during the period.  This increase in rates reflects the delivery of five additional bareboat chartered-in Jones Act Product Carriers subsequent to mid April 2008, four of which immediately commenced time charters.  In addition, the Overseas Cascade, which is owned by OSG, delivered in December and operated briefly in 2009 in the Delaware Bay lightering trade. The related increase in revenue attributable to these new Jones Act Product Carriers was substantially offset by an increase in lay-up days of 945 in the current year and the removal from service of two vessels in the fourth quarter of 2008 pending their sale, which occurred in 2009. During 2009, there were 364 fewer out-of-service days as a result of drydock and repair days.

Vessel expenses decreased by $4,065,000 to $96,358,000 in 2009 from $100,423,000 in 2008. This decrease was principally attributable to the lay-up of four vessels for significant portions of 2009, and the removal from service of the Overseas Integrity and M 300 in the fourth quarter of 2008.  Charter hire expenses increased $20,978,000 to $60,296,000 in 2009 from $39,318,000 in 2008 principally due to the delivery of four Jones Act Product Carriers referred to above, which are bareboat chartered-in.  Depreciation and amortization decreased by $1,262,000 to $51,614,000 in 2009 from $52,876,000 in 2008 primarily due to the Overseas Integrity and M 300 being classified as held for sale during the fourth quarter of 2008.  Depreciation ceased on these vessels when they were classified as held for sale, in accordance with applicable accounting guidance.

TCE revenues increased by $19,000,000, or 9%, to $221,820,000 in 2008 from $202,820,000 in 2007. The increase reflects a 306 day increase in the number of revenue days, primarily as a result of 361 fewer out-of-service days during the current year. The fleet took delivery of the first five vessels in a series of twelve Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard. In addition, the OSG 243, an ATB that has been converted from single hull to double hull delivered in late-April 2008. These increases were offset by the transfer of the Pure Car Carrier, Overseas Joyce, to Marshall Islands Flag during the fourth quarter of 2007 and the removal from service of the Integrity and M300 in the fourth quarter of 2008 pending their sale. The Company also sold its remaining single hull barge in the second quarter of 2008.

Vessel expenses increased by $5,465,000 to $100,423,000 in 2008 from $94,958,000 in 2007. This increase was principally attributable to an increase of operating days for Product Carriers that offset a decline in operating days for ATBs. These offsetting changes resulted in higher daily vessel expenses for the U.S. segment since Product Carriers are inherently more expensive to operate than ATBs. Charter hire expenses increased $23,730,000 to $39,318,000 in 2008 from $15,588,000 in 2007 principally due to the delivery of the Aker vessels discussed above.

General and Administrative Expenses

During 2009, general and administrative expenses decreased by $22,951,000 to $121,112,000 from $144,063,000 in 2008 principally because of the following:

•	a decrease in compensation and benefits paid to shore-based staff of $14,602,000, primarily driven by lower incentive compensation;
•	reduced travel and entertainment costs of $2,526,000;
•	favorable changes in foreign exchange rates and the impact of foreign currency contracts that reduced currency losses by $1,657,000; and
•	lower other discretionary costs of $4,577,000.

These decreases were offset by an increase in legal and consulting costs of approximately $1,327,000 attributable to advisory fees associated with the resolution of commercial disputes with Aker in December 2009 and approximately $6,309,000 of costs incurred in connection with the tender for all of the outstanding publicly held common units of OSG America L.P. completed in December 2009.

During 2008, general and administrative expenses increased by $16,852,000 to $144,063,000 from $127,211,000 in 2007 principally because of the following:

•	an increase in compensation and benefits paid to shore-based staff of $11,082,000, including $3,155,000 related to non cash stock compensation;

2009 Annual Report	59

•	higher legal and consulting costs of $10,162,000; and
•	unfavorable changes in foreign exchange rates that resulted in losses of $1,518,000.

These increases were partially offset by:

•	a reduction in travel and a general reduction in overhead costs aggregating $3,155,000; and
•	a decrease in legal fees incurred in connection with investigations by the U.S. Department of Justice, of approximately $2,358,000.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2009, equity in income of affiliated companies decreased by $11,519,000 to $773,000 from $12,292,000 in 2008. The decrease was the result of the Company’s share of costs incurred in 2009 by the FSO joint venture (as described below) and lower earnings from the LNG joint venture resulting from the impact of interest rate swaps that principally commenced subsequent to June 30, 2008.

As a result of delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered-in the TI Oceania, a ULCC wholly-owned by the Company, as a temporary replacement unit. Charter hire received by MOQ from early August was offset by liquidated damages payable by the joint venture to MOQ under the service contract. The FSO Asia completed conversion in November 2009 and costs incurred subsequent thereto have been reflected in profit and loss. The FSO Asia experienced mechanical problems that delayed commencement of its charter until January 4, 2010. The conversion of the TI Africa to an FSO also experienced delays, which resulted in additional costs, including liquidating damages commencing in late September 2009. Because of the delays in completion of conversion of both FSOs, the joint venture recorded charges aggregating $6,546,000 attributable to the ineffectiveness of interest rate swaps that are being accounted as cash flow hedges. For more information with respect to the conversion of the two ULCCs to FSOs see below in the discussion of “Liquidity and Sources of Capital.”

During 2008, equity in income of affiliated companies increased by $3,416,000 to $12,292,000 from $8,876,000 in 2007. The increase in equity income was primarily due to the delivery of four LNG Carriers between November 2007 and February 2008 to a joint venture in which the Company has a 49.9% interest. After a ballast voyage to the Middle East, the cost of which was expensed in accordance with current accounting rules, each vessel commenced 25-year time charters. This increase was partially offset due to the Company selling its remaining 13,351,500 shares of DHT in the first six months of 2007. Such sales reduced the Company’s interest in DHT first to 29.2% in January 2007 and then to 0.0% in June 2007, from 44.5% as of December 31, 2006.

Results for 2008 also include OSG’s share, approximately $1,600,000, of a severance arrangement recorded by a company that is accounted for using the equity method as well as the Company’s share of the results of the joint venture that was converting the first of two ULCCs to FSOs at December 31, 2008. The 2008 results of this joint venture consisted principally of project management costs.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

The following table summarizes the Company’s interest in its vessel owning equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of December 31 of each year.

60	Overseas Shipholding Group, Inc.

	2009		2008		2007
	Revenue Days	% of Ownership	Revenue Days	% of Ownership	Revenue Days	% of Ownership
VLCCs operating on long-term charters	—	0.0%	—	0.0%	151	0.0%
Aframaxes operating on long-term charters	—	0.0%	—	0.0%	204	0.0%
LNG Carriers operating on long-term charters	729	49.9%	681	49.9%	31	49.9%
ULCC operating as temporary FSO	81	50.0%	—	0.0%	—	0.0%
Total	810		681		386

INTEREST EXPENSE

The components of interest expense are as follows:

In thousands for the year ended December 31,	2009	2008	2007
Interest before impact of swaps and capitalized interest	$44,661	$78,666	$97,291
Impact of swaps	11,223	2,584	(31)
Capitalized interest	(10,759)	(23,801)	(22,564)
Interest expense	$45,125	$57,449	$74,696

The Company’s redemption of the $176,115,000 outstanding balance of its 8.25% Senior Notes in May 2008, using funds borrowed under the long-term revolving credit facility that were swapped into fixed rates at a weighted average of approximately 3.3%, locked in a reduction in interest expense of approximately $7,000,000 per annum through March 2013.

Interest expense decreased by $12,324,000 to $45,125,000 in 2009 from $57,449,000 in 2008 as a result of the redemption of the 8.25% Senior Notes described above and a decrease in the average rate paid on floating rate debt of about 240 basis points to 1.5% from 3.9% in 2008. These decreases were partially offset by an increase in the average amount of debt outstanding of $32,000,000, higher expenses on the interest rate swaps resulting from the decline in LIBOR rates for 2009 compared with 2008 and a reduction in interest capitalized.

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

PROVISION/(CREDIT) FOR FEDERAL INCOME TAXES

The income tax provision for 2007 and the credits for 2009 and 2008 are based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non shipping income of the Company’s foreign subsidiaries. The tax credit for 2009 reflects the carryback of approximately $42,200,000 of 2009 tax losses against earnings generated in 2004. On November 6, 2009, the President of the U.S. signed the Worker, Homeownership, and Business Assistance Act of 2009. This law included a provision allowing taxpayers to elect an increased carryback for net operating losses incurred in either 2008 or 2009. In addition, OSG also recognized a charge of approximately $3,700,000 attributable to the net increase in deferred tax liabilities in 2009. This increase was net of a benefit aggregating approximately $4,700,000 attributable to a reduction in deferred tax liabilities recognized upon dissolution for tax purposes of the partnership, OSG America L.P., in 2009. The tax credit for 2008 reflects the carryback of approximately $4,000,000 of 2008 tax losses against the non shipping income of the Company’s foreign subsidiaries generated in 2007. In addition, the vessel write-downs recorded in 2008 gave rise to the reversal of previously established deferred tax liabilities aggregating approximately $26,300,000.

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

2009 Annual Report	61

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

EBITDA

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

In thousands for the year ended December 31,	2009	2008	2007
Net income attributable to Overseas Shipholding Group, Inc.	$70,170	$317,665	$211,310
Provision/(credit) for income taxes	(36,697)	(34,004)	4,827
Interest expense	45,125	57,449	74,696
Depreciation and amortization	172,404	189,163	185,499
EBITDA	$251,002	$530,273	$476,332

EFFECTS OF INFLATION

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital at December 31, 2009 was approximately $634,000,000 compared with $483,000,000 at December 31, 2008 and $591,000,000 at December 31, 2007. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of approximately $41,000,000 at December 31, 2009. The Company expects to use the balance in the Capital Construction Fund during 2010 to fund remaining payments towards the construction contracts for two U.S. Flag ATBs.

Net cash provided by operating activities approximated $218,000,000 in 2009 compared with $376,000,000 in 2008 and $168,000,000 in 2007. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities historically as a result of the exposure to highly cyclical tanker rates and more recently as a result of the impact of the downturn in the world economy on worldwide oil demand, as described in more detail under Operations earlier in Item 7. Any decrease in the average TCE rates earned by the Company’s vessels in periods subsequent to December 31, 2009, compared with the actual TCE rates achieved during 2009, will have a negative comparative impact on the amount of cash provided by operating activities. The Company enters into forward freight agreements to hedge a portion of the results of its VLCC fleet, recognizing that such contracts have basis risk. Most of these contracts are exchange-based, which significantly reduces counterparty risk. At the current rate levels, the Company believes that results for the first quarter of 2010 of the International Crude Tankers segment will continue to benefit from these hedge positions.

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

62	Overseas Shipholding Group, Inc.

In December 2009, the Company completed its purchase of all of the outstanding publicly held Units of OSG America L.P., a master limited partnership (“MLP”), for $10.25 in cash per unit. The Company financed the purchase price of $71,792,000 through funds drawn under its $1.8 billion credit facility. The Company had completed an initial public offering of OSG America L.P. in November 2007, issuing 7,500,000 Units priced at $19.00 per unit. The MLP traded on the New York Stock Exchange under the ticker “OSP”. That transaction generated approximately $129,300,000 in proceeds to OSG, which the Company used to pay down debt in the fourth quarter of 2007.

As a result of the acquisition of all remaining outstanding publicly held Units of OSG America L.P. and its delisting from the New York Stock Exchange, the Company amended such subsidiary’s $200 million five-year senior secured revolving credit agreement, entered into in November 2007, to include another domestic subsidiary as an additional borrower. There were no other significant changes to the terms of the facility and the facility’s pricing was maintained unchanged. Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by the lenders.

In August 2009, the Company entered into a $389,000,000, 12-year secured facility with the Export-Import Bank of China. Borrowings under the facility will be used toward financing three VLCCs and two Aframaxes constructed in China. Borrowings under the facility bear interest at a rate based on LIBOR. In September 2009, the Company borrowed $299,156,000 under this facility. As of December 31, 2009, the Company maintained $7,945,000 of cash contractually restricted to meet a loan-to-value covenant contained in the agreement.

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

In addition to the secured facilities described above, as of December 31, 2009, OSG had $1,800,000,000 of long-term unsecured credit availability and $200,000,000 of long-term secured credit availability, of which approximately $983,000,000 had been borrowed and an additional $1,640,000 had been used for letters of credit. The Company’s two long-term revolving credit facilities mature as follows: $150,000,000 (2011), $350,000,000 (2012) and $1,500,000,000 (2013). The current financial resources available under the unsecured facilities are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. The availability under the unsecured credit facility plus cash on hand and cash expected to be generated from operations should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short and medium term.

2009 Annual Report	63

In January 2010, Standard & Poor’s downgraded its rating for OSG’s senior unsecured debt by one notch from BB to BB- and changed its outlook from negative to stable. In the second quarter of 2009, Moody’s reduced its rating for OSG’s senior unsecured debt down by one notch to Ba2. Moody’s attached a stable outlook to their rating.  Standard and Poor’s rating is now one notch below that of Moody’s. Further increases in debt, either from share repurchases, acquisitions or additional charter-in commitments could result in additional downgrades as could a protracted downturn in freight rates. A downgrade does not impact any of the existing financial covenants contained in the Company’s debt agreements nor does it increase the Company’s current cost of funds.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of December 31, 2009 and projects continued compliance over the next twelve months. Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,197,553,000 of which $872,944,000 was nonrecourse to the Company.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, respectively, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel has been converted to an FSO. The Company has a 50% interest in this joint venture. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009 for approximately $200,000,000. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture entered into a $500,000,000 credit facility secured by the service contracts to partially finance the acquisition of the two ULCCs and the cost of conversion. Approximately $325,000,000 was outstanding under this facility on December 31, 2009, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture has entered into floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps, covering notional amounts aggregating $480,000,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commenced in the third quarter of 2009 and have maturity dates ranging from July to September 2017.

After experiencing construction delays, the FSO Asia delivered to MOQ on January 4, 2010, and commenced a commissioning period of 120 days. The conversion of the TI Africa to an FSO also experienced construction delays and its conversion is ongoing. On January 21, 2010, MOQ notified the joint venture partners that it was canceling the service contract for the FSO Africa due to the delayed delivery. The joint venture partners contest MOQ’s right to terminate the contract.

As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period currently ending in the second quarter of 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated to $143,000,000. If the debt attributable to the FSO Africa is accelerated or the terms of the loan significantly modified, the joint venture will be required to de-designate the interest rate swap related to that tranche of the debt outstanding and will recognize a loss in the first quarter of 2010 on the basis that the forecasted transaction would no longer be deemed probable of occurring. Based on the interest rate swap fair value at December 31, 2009, the Company’s share of such loss would be $3,400,000.

64	Overseas Shipholding Group, Inc.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $847,381,000 at December 31, 2009, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2009 follows:

In thousands	2010	2011	2012	2013	2014	Beyond 2015	Total
Debt (1)	$85,756	$88,235	$124,508	$1,120,018	$93,088	$678,635	$2,190,240
Operating lease obligations (chartered-in vessels) (2)	365,833	346,442	293,383	243,088	227,058	488,361	1,964,165
Construction contracts and vessel purchase agreements (3)	363,423	158,861	—	—	—	—	522,284
Operating lease obligations (office space)	5,014	4,915	4,425	4,248	3,433	18,031	40,066
Advances to joint ventures (4)	95,000	—	—	—	—	—	95,000
Total	$915,026	$598,453	$422,316	$1,367,354	$323,579	$1,185,027	$4,811,755

(1)
Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,553,472 as of December 31, 2009, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at December 31, 2009 of 0.25%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $452,772 at December 31, 2009 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.0%.

(2)
As of December 31, 2009, the Company had charter-in commitments for 55 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

(3)	Represents remaining commitments under (i) agreements to acquire vessels and (ii) shipyard construction contracts or estimates thereof, excluding capitalized interest and other construction costs.

(4)
The Company expects to be required to contribute a minimum of approximately $20,000,000 to a joint venture, representing its share of increases in the costs of converting the two ULCCs into FSOs. Because the final cost of conversion has not been agreed with the shipyard, the Company could be required to make advances in excess of such amount.  In addition, in January 2010, the Company contributed approximately $75,000,000 to the same joint venture, representing its share of cash collateral posted in connection with related bank financing, as more fully discussed above.

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2009, related to pension and other post retirement benefit plans as follows:

In thousands	2010	2011	2012	2013	2014
Supplemental pension plan obligations (1)	$63	$56	$39	$32	$26
Defined benefit pension plan contributions (2)	2,925	1,625	1,625	1,625	1,625
Postretirement health care plan obligations (3)	194	195	210	223	241

(1)	Obligations are included herein only if the retirement of a covered individual is known as of December 31, 2009.

(2)	Represents estimated contributions under the Maritrans Inc. defined benefit retirement plan.

2009 Annual Report	65

(3)
Amounts are estimated based on the 2009 cost taking the assumed health care cost trend rate for 2010 to 2014 into consideration. See Note P to the consolidated financial statements set forth in Item 8. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

OSG has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management’s interest rate outlook at various times. These agreements contain no leverage features and have various final maturity dates from February 2010 to August 2014.

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

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive income/(loss). As of December 31, 2009, the Company has recorded a liability of approximately $492,000 related to the fair values of these contracts. The Company has entered into contracts which settle monthly between January and August 2010 and cover approximately £1,000,000 and €2,000,000 per month.

OSG’s management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements and bunker swaps with an objective of economically hedging risk. The Company enters into FFAs and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, seeking to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs and bunker swaps, OSG manages the financial risk associated with fluctuating market conditions. FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from certain of the pools in which it participates. FFAs and bunker swaps are executed either over-the-counter, between two parties, or through NOS ASA, a Norwegian clearing house or, LCH, London Clearing House. NOS ASA and LCH require the posting of collateral by all participants. The use of a clearing house reduces the Company’s exposure to counterparty credit risk. The effective portion of the changes in fair value of these positions are recorded in accumulated other comprehensive income/(loss). These contracts settled between January 2009 and December 2009.

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

66	Overseas Shipholding Group, Inc.

The second half of 2008 experienced extremely high volatility both in freight rates and bunker prices. Tankers International pool’s VLCC earnings do not fluctuate as much as TD-3 since the pool’s cargo system with longer Arabian Gulf to Western destination and West Africa to Eastern destination combination voyages smoothes out the pool’s earnings. The historical difference in volatility between TD-3 and Tankers International pool’s earnings has been analyzed and the volume of the hedge position optimized to maximize correlation. For the fourth quarter of 2009, the synthetic TCE rate achieved for VLCCs was approximately $42,419 per day. In addition, the Company’s derivative positions seek to achieve synthetic time charters for 310 days for VLCCs for the month of January 2010. However, due to the above mentioned basis risk, price volatility and other factors, the actual TCE rates achieved for synthetic time charters may differ, possibly substantially, from expected rates.

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

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

At December 31, 2009	2010	2011	2012	2013	2014	Beyond 2014	Total	Fair Value at Dec. 31, 2009
Liabilities
Long-term debt, including current portion:
Fixed rate	$6.2	$6.4	$6.6	$94.8	$33.0	$146.0	$293.1	$272.8
Average interest rate	5.5%	5.5%	5.5%	8.1%	5.6%	7.5%
Variable rate	$27.0	$30.8	$70.1	$993.1	$40.1	$392.3	$1,553.5	$1,488.1
Average spread over LIBOR	0.9%	1.1%	1.1%	0.7%	1.4%	1.5%
Interest Rate Swaps
Pay fixed/receive variable*	$50.9	$90.9	$120.9	$184.3	$5.6	—	$452.8	$15.3
Average pay rate	3.2%	3.3%	3.5%	3.3%	3.2%	—

At December 31, 2008	2009	2010	2011	2012	2013	Beyond 2013	Total	Fair Value at Dec. 31, 2008
Liabilities
Long-term debt and capital lease obligations, including current portion:
Fixed rate	$7.1	$6.2	$6.4	$6.6	$94.8	$179.0	$300.2	$217.1
Average interest rate	5.8%	5.5%	5.5%	5.5%	8.1%	7.1%
Variable rate	$20.2	$23.5	$26.9	$71.9	$775.9	$205.0	$1,123.3	$1,034.9
Average spread over LIBOR	0.5%	0.5%	0.6%	0.6%	0.7%	0.5%
Interest Rate Swaps
Pay fixed/receive variable*	$0.9	$50.9	$90.9	$120.9	$184.3	$5.6	$453.7	$(22.1)
Average pay rate	3.2%	3.2%	3.3%	3.5%	3.3%	3.2%

*            LIBOR

As of December 31, 2009, the Company had two long-term revolving credit facilities under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in each agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

2009 Annual Report	67

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

68	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31
DOLLARS IN THOUSANDS

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$474,690	$343,609
Short–term investments	50,000	—
Voyage receivables, including unbilled of $113,694 and $170,403	146,311	219,500
Federal income taxes recoverable	72,415	30,366
Other receivables	27,725	34,407
Inventories	8,110	6,627
Prepaid expenses and other current assets	38,115	43,780
Total Current Assets	817,366	678,289
Capital Construction Fund	40,698	48,681
Restricted Cash	7,945	—
Vessels and other property, less accumulated depreciation	2,942,233	2,683,147
Vessels under capital leases, less accumulated amortization	—	1,101
Vessels held for sale	—	53,975
Deferred drydock expenditures, net	58,535	79,837
Total Vessels, Deferred Drydock and Other Property	3,000,768	2,818,060
Investments in Affiliated Companies	189,315	98,620
Intangible Assets, less accumulated amortization	99,088	106,585
Goodwill	9,589	9,589
Other Assets	43,672	130,237
Total Assets	$4,208,441	$3,890,061
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$149,891	$167,615
Current installments of long-term debt	33,202	26,231
Current obligations under capital leases	—	1,092
Total Current Liabilities	183,093	194,938
Long-term Debt	1,813,289	1,396,135
Deferred Gain on Sale and Leaseback of Vessels	82,500	143,948
Deferred Federal Income Taxes ($205,295 and $196,815) and Other Liabilities	261,704	330,407
Total Liabilities	2,340,586	2,065,428
Equity:
Common stock ($1 par value; 120,000,000 shares authorized; 40,790,759 shares issued)	40,791	40,791
Paid-in additional capital	262,117	224,522
Retained earnings	2,465,949	2,442,907
	2,768,857	2,708,220
Cost of treasury stock (13,933,435 and 13,898,541 shares)	840,238	838,994
	1,928,619	1,869,226
Accumulated other comprehensive income/(loss)	(60,764)	(146,359)
Overseas Shipholding Group, Inc.’s Equity	1,867,855	1,722,867
Noncontrolling Interest	—	101,766
Total Equity	1,867,855	1,824,633
Total Liabilities and Equity	$4,208,441	$3,890,061

See notes to consolidated financial statements.

2009 Annual Report	69

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2009	2008	2007
Shipping Revenues:
Pool revenues, including $101,914 in 2009, $160,972 in 2008 and $86,631in 2007 received from companies accounted for by the equity method	$398,321	$906,291	$500,300
Time and bareboat charter revenues	325,590	366,629	361,431
Voyage charter revenues	369,707	431,777	267,574
	1,093,618	1,704,697	1,129,305
Operating Expenses:
Voyage expenses	140,997	159,312	90,094
Vessel expenses	283,952	314,553	267,947
Charter hire expenses, including $41,121 in 2007 paid to a company accounted for by the equity method	396,232	429,808	258,116
Depreciation and amortization	172,404	189,163	185,499
General and administrative	121,112	144,063	127,211
Severance and relocation costs	2,317	—	—
Shipyard contract termination costs	26,960	—	—
Goodwill impairment charge	—	62,874	—
(Gain)/loss on disposal of vessels, net of impairments	(127,486)	59,738	(7,134)
Total Operating Expenses	1,016,488	1,359,511	921,733
Income from Vessel Operations	77,130	345,186	207,572
Equity in Income of Affiliated Companies	773	12,292	8,876
Operating Income	77,903	357,478	216,448
Other Income/(Expense)	1,672	(28,847)	75,434
	79,575	328,631	291,882
Interest Expense	(45,125)	(57,449)	(74,696)
Income before Federal Income Taxes	34,450	271,182	217,186
Credit/(Provision) for Federal Income Taxes	36,697	34,004	(4,827)
Net Income	71,147	305,186	212,359
Less: Net (Income)/Loss Attributable to the Noncontrolling Interest	(977)	12,479	(1,049)
Net Income Attributable to Overseas Shipholding Group, Inc.	$70,170	$317,665	$211,310

Weighted Average Number of Common Shares Outstanding:
Basic	26,863,958	29,648,230	34,135,672
Diluted	26,869,427	29,814,221	34,326,741
Per Share Amounts:
Basic net income attributable to Overseas Shipholding Group, Inc. common stockholders	$2.61	$10.71	$6.19
Diluted net income attributable to Overseas Shipholding Group, Inc. common stockholders	$2.61	$10.65	$6.16
Cash dividends declared	$1.75	$1.50	$1.13

See notes to consolidated financial statements.

70	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS

	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$71,147	$305,186	$212,359
Items included in net income not affecting cash flows:
Depreciation and amortization	172,404	189,163	185,499
Goodwill impairment charge	—	62,874	—
Loss on write-down of vessels	12,500	137,708	—
Amortization of deferred gain on sale and leasebacks	(44,946)	(47,971)	(47,303)
Compensation relating to restricted stock and
stock option grants	14,214	12,674	9,519
Provision/(credit) for deferred federal income taxes	3,698	(26,136)	(1,081)
Unrealized (gains)/losses on forward freight agreements and bunker swaps	(460)	(2,137)	2,010
Undistributed earnings of affiliated companies	18,445	(6,445)	5,110
Other—net	15,593	12,628	(1,899)
Items included in net income related to investing and financing activities:
(Gain)/loss on sale or write-down of securities and other investments—net	3,287	1,284	(41,173)
Gain on disposal of vessels – net	(139,986)	(77,970)	(7,134)
Payments for drydocking	(30,125)	(53,560)	(69,892)
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	84,821	(16,043)	(50,039)
Net change in prepaid items and accounts payable, accrued expenses and other current liabilities	37,529	(114,918)	(28,352)
Net cash provided by operating activities	218,121	376,337	167,624
Cash Flows from Investing Activities:
Short-term investments	(50,000)	—	—
Purchases of marketable securities	—	(15,112)	—
Proceeds from sale of marketable securities	159	7,208	—
Expenditures for vessels	(595,086)	(608,271)	(545,078)
Withdrawals from Capital Construction Fund	8,265	105,700	175,950
Proceeds from disposal of vessels	300,894	461,872	224,019
Acquisition of Heidmar Lightering, net of cash acquired of $2,600	—	—	(38,471)
Expenditures for other property	(4,247)	(10,809)	(15,864)
Investments in and advances to affiliated companies	(107,690)	(37,871)	(31,083)
Proceeds from disposal of investments in affiliated companies	—	—	194,706
Distributions from affiliated companies	93,203	20,148	—
Shipyard contract termination payments	(20,452)	—	—
Other—net	2,188	113	926
Net cash used in investing activities	(372,766)	(77,022)	(34,895)
Cash Flows from Financing Activities:
Net proceeds from sale of OSG America L.P. units	—	—	129,256
Purchase of OSG America L.P. units	(71,792)	(2,802)	—
Increase in restricted cash	(7,945)	—	—
Purchases of treasury stock	(1,514)	(258,747)	(551,001)
Issuance of debt, net of issuance costs	558,156	77,812	261,000
Payments on debt and obligations under capital leases	(135,136)	(220,165)	(37,238)
Cash dividends paid	(47,128)	(44,856)	(38,038)
Issuance of common stock upon exercise of stock options	580	970	566
Distributions from subsidiaries to noncontrolling interest owners	(7,880)	(9,660)	—
Other—net	(1,615)	(678)	(1,612)
Net cash provided by/(used in) financing activities	285,726	(458,126)	(237,067)
Net increase/(decrease) in cash and cash equivalents	131,081	(158,811)	(104,338)
Cash and cash equivalents at beginning of year	343,609	502,420	606,758
Cash and cash equivalents at end of year	$474,690	$343,609	$502,420
See notes to consolidated financial statements.

2009 Annual Report	71

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS

	Overseas Shipholding Group, Inc. Stockholders
							Total
	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Overseas Shipholding Group, Inc.	Noncontrolling
	Stock*	Capital	Earnings	Shares	Amount	Loss	Stockholders	Interest	Total
Balance at December 31, 2006	$40,791	$202,712	$1,996,826	1,565,559	$(34,522)	$1,504	$2,207,311	$ ─	$2,207,311
Net Income			211,310				211,310	1,049	212,359
Other Comprehensive Income/(Loss), net of taxes:
Effect of Derivative Instruments						(17,947)	(17,947)		(17,947)
Effect of Pension and Other Postretirement Benefit Plans						(1,530)	(1,530)		(1,530)
Comprehensive Income							191,833	1,049	192,882
Cash Dividends Declared			(38,038)				(38,038)		(38,0383)
Compensation Related to Options Granted		3,595					3,595		3,595
Issuance of Restricted Stock Awards		(1,662)		(134,441)	1,662		—		—
Amortization of Restricted Stock Awards		5,924					5,924		5,926
Options Exercised and Employee Stock Purchase Plan		413		(11,987)	153		566		566
Purchases of Treasury Stock				8,278,489	(551,001)		(551,001)		(551,001)
Sale of OSG America L.P. Units								131,421	131,421
Loss on Public Offering of OSG America L.P. Units		(2,165)					(2,165)		(2,165)
Balance at December 31, 2007	40,791	208,817	2,170,098	9,697,620	(583,708)	(17,973)	1,818,025	132,470	1,950,495
Net Income			317,665				317,665	(12,479)	305,186
Other Comprehensive Income/(Loss), net of taxes
Net change in Unrealized Holding Losses on Available-for-Sale Securities *						(3,969)	(3,969)		(3,969)
Effect of Derivative Instruments						(117,756)	(117,756)		(117,756)
Effect of Pension and Other Postretirement Benefit Plans						(6,661)	(6,661)		(6,661)
Comprehensive Income							189,279	(12,479)	176,800
Cash Dividends Declared			(44,856)				(44,856)		(44,856)
Compensation Related to Options Granted		5,057					5,057		5,057
Issuance of Restricted Stock Awards		(3,070)		(268,135)	3,070		—		—
Amortization of Restricted Stock Awards		7,617					7,617		7,617
Options Exercised and Employee Stock Purchase Plan		579		(30,711)	391		970		970
Purchases of Treasury Stock				4,499,767	(258,747)		(258,747)		(258,747)
Purchase of OSG America L.P. Units								(2,802)	(2,802)
Gain on Purchase of OSG America L.P. Units		5,705					5,705	(5,705)	─
Increase in Loss on Public Offering of OSG America L.P. Units		(183)					(183)	(57)	(240)
Distributions from Subsidiary to Noncontrolling Interest Owners								(9,660)	(9,660)
Balance at December 31, 2008	40,791	224,522	2,442,907	13,898,541	(838,994)	(146,359)	1,722,867	101,766	1,824,633
Net Income			70,170				70,170	977	71,147
Other Comprehensive Income/(Loss), net of taxes
Net change in Unrealized Holding Losses on Available-for-Sale Securities *						3,585	3,585		3,585
Effect of Derivative Instruments						77,802	77,802		77,802
Effect of Pension and Other Postretirement Benefit Plans						4,208	4,208		4,208
Comprehensive Income							155,765	977	156,742
Cash Dividends Declared			(47,128)				(47,128)		(47,128)
Compensation Related to Options Granted		5,440					5,440		5,440
Amortization of Restricted Stock Awards		8,774					8,774		8,774
Options Exercised and Employee Stock Purchase Plan		310		(21,296)	270		580		580
Purchases of Treasury Stock				56,190	(1,514)		(1,514)		(1,514)
Purchase of OSG America L.P. Units								(71,792)	(71,792)
Gain on Purchase of OSG America L.P. Units		23,071					23,071	(23,071)	─
Distributions from Subsidiary to Noncontrolling Interest Owners								(7,880)	(7,880)
Balance at December 31, 2009	$40,791	$262,117	$2,465,949	13,933,435	$(840,238)	$(60,764)	$1,867,855	$—	$1,867,855

*For  2009 and 2008, net of realized losses included in net income of $5,151 and $1,303, respectively.

See notes to consolidated financial statements.

72	Overseas Shipholding Group, Inc.

Overseas Shipholding Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.
Basis of presentation and description of business—The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation, and its majority- owned subsidiaries (the “Company” or “OSG”). For the three years ended December 31, 2009, all subsidiaries were wholly owned, with the exception of OSG America L.P., which became a wholly owned subsidiary of the Company in December 2009 (see Note E). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method.

The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid and dry bulk cargoes in the international market and the U.S. Flag trades.

The 2008 and 2007 financial information has been recast to reflect the adoption of an accounting pronouncement, which changed the presentation of noncontrolling interest. Certain other amounts in the consolidated statements of cash flows for the years ended December 31, 2008 and 2007 have been reclassified to conform to the 2009 presentation.

The Company evaluated events and transactions occurring after the balance sheet date and through the day the financial statements were issued.

2.	Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

3.
Marketable securities—The Company’s investments in marketable securities are classified as available-for-sale and are carried at fair value. The Company utilizes the first-in, first-out method to determine the cost of marketable securities sold or the amount reclassified out of accumulated other comprehensive income/(loss) into earnings. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss) within equity. If a material decline in the fair value below the Company’s cost basis is determined to be other than temporary, a noncash impairment loss is recorded in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a security has been below its cost basis for more than six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis.

4.	Inventories—Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

5.
Vessels, deferred drydocking expenditures and other property—Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. Accumulated depreciation was $636,799,000 and $602,403,000 at December 31, 2009 and 2008, respectively.

Other property, including buildings and leasehold improvements, are recorded at cost and amortized substantially on the straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to 35 years.

Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $10,759,000 in 2009, $23,801,000 in 2008 and $22,564,000 in 2007.

Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred.

2009 Annual Report	73

6.
Vessels under capital leases—The Company chartered-in two U.S. Flag vessels and one International Flag Handysize Product Carrier that it accounted for as capital leases. In June 2008, the Company purchased the two U.S. Flag vessels. Amortization of capital leases has been computed by the straight-line method over five years ending in 2009 for the Handysize Product Carrier and 22 years for the U.S. Flag vessels, representing the terms of the leases. Accumulated amortization was $7,217,000 at December 31, 2008.

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

8.
Goodwill and intangible assets—Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of long-term customer relationships as part of the purchase of Maritrans, Inc, and charter-in contracts acquired as part of the purchase of the Heidmar Lightering business. The long-term customer relationships are being amortized on a straight-line basis over 20 years and the charter-in contracts are being amortized on a straight-line basis over approximately four years. Accumulated amortization was $22,743,000 and $15,247,000 at December 31, 2009 and 2008, respectively. Amortization amounted to $7,496,000 in 2009, $7,499,000 in 2008 and $7,359,000 in 2007. Amortization of intangible assets for the five years subsequent to December 31, 2009 is expected to approximate $7,500,000 in 2010, $6,200,000 in 2011 and $5,200,000 in 2012, 2013 and 2014.

The Company tests the goodwill in each of its reporting units for impairment at least annually, or more frequently if impairment indicators arise by comparing the estimated fair value of each operating segment with its net book value. The Company performed its annual goodwill impairment testing in the second quarter of 2009. This evaluation did not result in an impairment charge being recognized in 2009.

9.
Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Deferred finance charges of $10,594,000 and $10,952,000 are included in other assets at December 31, 2009 and 2008, respectively. Amortization amounted to $1,984,000 in 2009, $4,625,000 in 2008 and $2,387,000 in 2007.

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

For the Company’s vessels operating in pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent basis in accordance with an agreed-upon formula.

11.
Derivatives—Accounting standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of the change in fair value of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

74	Overseas Shipholding Group, Inc.

At December 31, 2009, no ineffectiveness gains or losses have been recorded in earnings relative to interest rate swaps entered into by the Company or its subsidiaries that qualify as hedges. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt.

12.
Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

13.	Issuance of shares or units by subsidiaries—The Company accounts for gains or losses from the issuance of shares or units by its subsidiaries as an adjustment to equity.

14.
Newly issued accounting standards—In May 2009, the Financial Accounting Standards Board established principles and requirements for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement introduces the concept of when financial statements are considered issued or are available to be issued. The statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board amended the consolidation guidance for variable-interest entities (“VIEs”). The amended guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. It also requires additional disclosures for any enterprise that holds a variable interest in a VIE. The new accounting and disclosure requirements become effective for the Company on January 1, 2010. The Company evaluated its participation in the Commercial Pools in which it participates and concluded that certain pools are not VIEs and, for those that met the criteria of a VIE, the Company concluded that it was not the primary beneficiary. The Company also evaluated its participation in joint ventures and concluded that those joint ventures are VIEs but that the Company is not the primary beneficiary.

NOTE B—EARNINGS PER COMMON SHARE:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

Dollars in thousands for the year ended December 31,	2009	2008	2007
Net income attributable to Overseas Shipholding Group, Inc.	$70,170	$317,665	$211,310
Common shares outstanding, basic:
Weighted average shares outstanding, basic	26,863,958	29,648,230	34,135,672
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	26,863,958	29,648,230	34,135,672
Dilutive equity awards	5,469	165,991	191,069
Weighted average shares outstanding, diluted	26,869,427	29,814,221	34,326,741

Awards of 1,603,340, shares of common stock for 2009 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive. The anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share for 2008 and 2007 were not material.

2009 Annual Report	75

Accounting guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE C—ACQUISITIONS:

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

NOTE D – GOODWILL

Goodwill activity for the years ended December 31, 2008 and 2009 is summarized as follows:

In thousands for the years ended December 31, 2009 and 2008	Crude Segment	U.S. Flag Segment	Total
Balance at January 1, 2008
Goodwill	$9,589	$62,874	$72,463
Accumulated impairment losses	—	—	—

Impairment losses in 2008	—	(62,874)	(62,874)

Balance at December 31, 2008 and 2009
Goodwill	9,589	62,874	72,463
Accumulated impairment losses	—	(62,874)	(62,874)
	$9,589	$—	$9,589

Considering the decline in stock price of OSG America L.P. and the general weakening of the economic outlook and the decline in the financial and banking sectors, the Company performed an impairment test as of September 30, 2008, an annual impairment test as of October 1, 2008, and an impairment test as of December 31, 2008. In the fourth quarter of 2008, the economic downturn resulted in a number of market-related events that were expected to negatively impact the Company’s U.S. Flag operations in the near and medium-term. Lower demand for refined petroleum products in North America resulted in a number of major refining companies reducing capital expenditures and deferring and/or eliminating projects that would have increased production capacity throughout the Gulf of Mexico. The reduction in planned refining expansion projects reduced future volumes of clean products that had been forecast to move on Jones Act tankers. Recessionary forces were also expected to result in unfavorable changes in trading patterns, as refiners shifted to higher margin low sulfur diesel for export, resulting in an adverse impact on tonne-mile demand in the Jones Act market and associated rates. As a result of this deterioration in the forward supply/demand balance of the Jones Act market and the reduction in the Company’s U.S. Flag newbuilding program, the Company reduced its estimates of future cash flows to measure fair value and, accordingly, recorded an impairment charge of $62,874,000 representing the full value of the goodwill related to the U.S. Flag reportable segment in the fourth quarter ended December 31, 2008.
76	Overseas Shipholding Group, Inc.

NOTE E—PUBLIC OFFERING OF OSG AMERICA L.P. AND REPURCHASE OF COMMON UNITS:

Initial Public Offering

On November 8, 2007, a subsidiary of the Company, OSG America L.P., a master limited partnership (“MLP”), completed its initial public offering of 7,500,000 common units, representing a 24.5% limited partner interest, at a price of $19.00 per unit. As a result, the Company recorded a $2,165,000 decrease to equity, which represents the difference between the net sale proceeds from the issuance of units in the initial public offering and the Company’s consolidated basis in the noncontrolling interest in OSG America L.P.

The proceeds received from the public offering and the Company’s use of those proceeds are summarized as follows (in thousands):

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

Repurchase of Common Units

On November 5, 2009, OSG initiated a tender offer for the 6,999,565 outstanding publicly held common units of OSG America L.P. for $10.25 in cash per unit. At the time of the tender offer, the Company effectively owned 77.1% of OSG America L.P. The number of common units (“Units”) validly tendered in the initial offering period satisfied the non−waivable condition that more than 4,003,166 Units be validly tendered, such that OSG owned more than 80% of the outstanding Units, OSG exercised its right pursuant to Section 15.01 of the amended and restated limited partnership agreement of the partnership to purchase all of the remaining Units that were not tendered in the Offer and acquired the remaining outstanding Units on December 17, 2009. The Company financed the purchase price of $71,792,000 through funds drawn under its $1.8 billion credit facility.

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

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and impairment charges (vessel and goodwill). The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

2009 Annual Report	77

Information about the Company’s reportable segments as of and for the three years ended December 31, 2009 follows:

	International
In thousands	Crude Tankers	Product Carriers	Other	U.S.	Totals
2009
Shipping revenues	$552,164	$272,641	$7,848	$260,965	$1,093,618
Time charter equivalent revenues	488,021	225,059	7,848	231,693	952,621
Depreciation and amortization	72,654	41,508	6,628	51,614	172,404
Shipyard contract termination costs	—	—	—	(26,960)	(26,960)
Gain on disposal of vessels	143,476	(2,854)	—	(636)	139,986
Loss on write-down of vessels	—	—	—	12,500	12,500
Income from vessel operations	81,192	(3,161)	(1,423)	23,425	100,033
Equity in income of affiliated companies	(10,412)	—	6,852	4,333	773
Investments in affiliated companies at December 31, 2009	122,944	900	61,102	4,369	189,315
Total assets at December 31, 2009	1,756,928	760,065	70,276	929,570	3,516,839
Expenditures for vessels	206,344	169,018	—	219,724	595,086
Payments for drydockings	12,490	9,882	—	7,753	30,125
2008
Shipping revenues	1,074,417	341,302	22,850	266,128	1,704,697
Time charter equivalent revenues	1,003,331	298,132	22,102	221,820	1,545,385
Depreciation and amortization	73,934	55,796	6,557	52,876	189,163
Gain on disposal of vessels	11,899	9,931	55,395	745	77,970
Loss on write-down of vessels	—	—	—	137,708	137,708
Goodwill impairment charge	—	—	—	62,874	62,874
Income from vessel operations	508,367	69,577	4,714	29,203	611,861
Equity in income of affiliated companies	(2,094)	—	9,042	5,344	12,292
Investments in affiliated companies at December 31, 2008	87,989	900	4,349	5,382	98,620
Total assets at December 31, 2008	1,793,045	753,380	14,414	776,746	3,337,585
Expenditures for vessels	325,768	119,461	(9,411)	172,453	608,271
Payments for drydockings	15,945	15,951	117	21,547	53,560
2007
Shipping revenues	600,182	267,112	24,879	237,132	1,129,305
Time charter equivalent revenues	569,264	243,451	23,676	202,820	1,039,211
Depreciation and amortization	75,040	51,287	6,272	52,900	185,499
Gain on disposal of vessels	(197)	5,625	3	1,703	7,134
Income from vessel operations	226,812	57,669	3,794	39,374	327,649
Equity in income of affiliated companies	3,634	—	(502)	5,744	8,876
Investments in affiliated companies at December 31, 2007	26,696	900	98,528	5,782	131,905
Total assets at December 31, 2007	1,615,718	806,249	120,418	844,705	3,387,090
Expenditures for vessels	158,295	195,456	11,933	179,394	545,078
Payments for drydockings	20,955	31,818	—	17,119	69,892

The Handysize Product Carriers that were reflagged under the U.S. Flag have been included in the International Product Carrier segment since these vessels continue to trade primarily in the international market. The joint venture with four LNG Carriers is included in Other International along with two Capesize Dry Bulk Carriers (prior to the sale of the underlying time charter-in contracts and purchase options for such vessels in August 2008) and one Pure Car Carrier.

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2009	2008	2007
Time charter equivalent revenues	$952,621	$1,545,385	$1,039,211
Add: Voyage expenses	140,997	159,312	90,094
Shipping revenues	$1,093,618	$1,704,697	$1,129,305

78	Overseas Shipholding Group, Inc.

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

Reconciliations of income from vessel operations of the segments to income before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2009	2008	2007
Total income from vessel operations of all segments	$100,033	$611,861	$327,649
General and administrative expenses	(121,112)	(144,063)	(127,211)
Severance and relocation costs	(2,317)	—	—
Shipyard contract termination costs	(26,960)	—	—
Gain on disposal of vessels, net of impairments	127,486	(59,738)	7,134
Goodwill impairment charge	—	(62,874)	—
Consolidated income from vessel operations	77,130	345,186	207,572
Equity in income of affiliated companies	773	12,292	8,876
Other income/(expense)	1,672	(28,847)	75,434
Interest expense	(45,125)	(57,449)	(74,696)
Income before federal income taxes	$34,450	$271,182	$217,186

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31,	2009	2008	2007
Total assets of all segments	$3,516,839	$3,337,585	$3,387,090
Corporate cash and securities, including Capital Construction Fund and restricted cash	573,333	392,290	653,594
Other unallocated amounts	118,269	160,186	118,233
Consolidated total assets	$4,208,441	$3,890,061	$4,158,917

Certain additional information about the Company’s operations for the three years ended December 31, 2009 follows:

In thousands	Consolidated	International Flag	U.S. Flag
2009
Shipping revenues	$1,093,618	$832,653	$260,965
Total vessels, deferred drydock and other property at December 31, 2009	3,000,768	2,199,873	800,895
2008
Shipping revenues	1,704,697	1,438,569	266,128
Total vessels, deferred drydock and other property at December 31, 2008	2,818,060	2,181,660	636,400
2007
Shipping revenues	1,129,305	892,173	237,132
Total vessels, deferred drydock and other property at December 31, 2007	2,797,023	2,029,236	767,787

2009 Annual Report	79

NOTE G—VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

In thousands at December 31,	2009	2008
Vessels, at cost	$2,683,792	$2,564,674
Construction in progress	859,307	618,472
Other property, at cost	73,591	70,395
	3,616,690	3,253,541
Accumulated depreciation and amortization	(674,457)	(570,394)
	$2,942,233	$2,683,147

As of December 31, 2009, the Company had remaining commitments for vessels to be wholly owned by the Company of $522,284,000 on non-cancelable contracts for the construction or purchase of 14 vessels (three VLCCs, four Panamax Product Carriers, four Handysize Product Carriers, one U.S. Flag Handysize Product Carrier and two ATBs). These vessels are scheduled for delivery between 2010 and 2011.

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

On March 13, 2009, the Company entered into a termination agreement with Bender. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units, (2) assume certain specified obligations related to construction of the units and (3) render a payment of $14,000,000 to a third party for the release of priority liens on the vessels being transferred to the Company. During the fourth quarter of 2009, the Company reduced its estimate of the amounts payable above that will be charged to expense by $114,000. The amounts referred to in (1), (2) and (3) above are estimated to approximate $47,000,000 of which $26,960,000 was charged to expense during 2009. The Company intends to complete two of the six ATBs and the two tug boats at alternative shipyards.

During the first quarter of 2009, the Company delivered one of its 2000-built VLCCs to the buyer pursuant to a forward sales agreement entered in 2007. Accordingly, OSG recognized a gain on the sale of $76,654,000 in the first quarter of 2009. Such vessel was classified as held for sale in the consolidated balance sheet as of December 31, 2008. A ULCC, the TI Africa, which was wholly-owned by OSG, was sold in January 2009 to a joint venture in which the Company has a 50% interest for conversion to an FSO for approximately $200,000,000. The Company recorded a gain of $106,686,000, of which $53,343,000 was recognized in the first quarter of 2009 with the balance deferred to be amortized over the remaining life of the vessel. The gain recognized on the transaction was equal to 50% of the excess of the sales price over the carrying amount of the vessel. In addition, OSG sold and chartered back one International Flag Panamax Product Carrier.

During the second quarter of 2009, the Company also sold three vessels and a barge: two International Flag Panamaxes for which the charterer had previously exercised purchase options and one U.S. Flag Tanker and one U.S. Flag barge, both of which had been classified as held for sale.

During the second quarter of 2009, the Company changed its plans to sell a U.S. Flag tug boat previously classified as held for sale, as described below. The tug boat was used as a replacement for certain other tug boats scheduled to drydock. The impact of this change in classification on the statements of operations for the year ended December 31, 2009 was not material.

During the third quarter of 2009, the Company recorded impairment charges aggregating $12,500,000 to write down the carrying amount of two U.S. Flag vessels, an older double-hulled tanker with an inefficient gas turbine engine and one of its four single-hulled vessels, which have limited remaining useful lives, to their estimated fair values as of September 30, 2009.

80	Overseas Shipholding Group, Inc.

During 2008, OSG sold five vessels, one International Flag Aframax, one International Flag Handysize Product Carrier, its remaining single hull U.S. Flag barge and the underlying time charter-in contracts and purchase options for its two remaining International Flag Dry Bulk Carriers. In addition, the Company sold and chartered back two International Flag Aframaxes and one International Flag Panamax Product Carrier.

During the third quarter of 2008, the Company decided not to have two older U.S. Flag vessels (one Product Carrier and one ATB) undergo scheduled drydockings, which were required to continue operating such vessels. These vessels therefore ceased operating during the fourth quarter of 2008 and were placed in lay-up pending the planned sale of such vessels. Accordingly, the Company recorded charges of $32,597,000, including $8,754,000 in the fourth quarter of 2008, to write down the carrying amount of these vessels to their estimated fair value as of December 31, 2008. These vessels were classified as held for sale at December 31, 2008.

During 2007, the Company sold two U.S. Flag Handysize Product Carriers, which had been redeployed to transport grain, its one remaining U.S. Flag Dry Bulk Carrier and one International Flag Handysize Product Carrier. In addition, the Company sold and chartered back two other International Flag Handysize Product Carriers.

Drydocking activity for the three years ended December 31, 2009 is summarized as follows:

In thousands for the year ended December 31,	2009	2008	2007
Balance at January 1	$79,837	$81,619	$50,774
Payments for drydocking	30,125	53,560	69,892
Sub-total	109,962	135,179	120,666
Drydock amortization	(43,669)	(53,026)	(34,652)
Amounts recognized upon sale of vessels and non-cash adjustments	(7,758)	(2,316)	(4,395)
Balance at December 31	$58,535	$79,837	$81,619

NOTE H—EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2009, the Company had a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture is converting two ULCCs to FSOs, one of which commenced service on January 4, 2010.  In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”)
In February 2008, Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years ending in 2017. The service contracts provide for two ULCCs to be converted to FSOs. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009. Conversion of both vessels to FSOs has been delayed. . The FSO Asia completed conversion in November 2009 and costs incurred subsequent thereto have been reflected in profit and loss. The FSO Asia experienced mechanical problems that delayed commencement of its charter until January 4, 2010. The service contract for the FSO Africa (formerly named the TI Africa) required that its conversion to an FSO be completed and it begins providing FSO services to MOQ by January 19, 2010 (the “Africa Cancellation Date”). On January 21, 2010, MOQ issued a notice of cancellation to the joint venture partners concerning the FSO Africa service contract due to the delayed delivery. The joint venture partners contest MOQ’s right to terminate the contract. The conversion of the FSO Africa is continuing. Commercial discussions between the joint venture partners and MOQ are ongoing, but no assurance can be given concerning the outcome of these discussions. The Company reviewed the FSO Africa for impairment based upon the information that was known to it as of December 31, 2009. This evaluation did not result in an impairment charge being recognized as of December 31, 2009

The service contracts provide for the payment of liquidated damages by the joint ventures to MOQ for delays in delivery of the FSOs. Such liquidated damagers were expensed by the joint venture as incurred.

2009 Annual Report	81

The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture has entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of December 31, 2009, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $583,000. As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period currently ending in the second quarter of 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000,000. The joint venture has entered into floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps, covering notional amounts aggregating $480,000,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commenced in the third quarter of 2009 and have maturity dates ranging from July to September 2017. Because of delays in the completion of conversion and commencement of the service contracts for the FSO Asia and FSO Africa, the joint venture recognized a charge of approximately $6,546,000 related to the ineffective portion of the hedges. As of December 31, 2009, the joint venture has recorded a liability of $14,340,000 for the effective portion of the fair value of these swaps. The Company’s share of such amount is included in accumulated other comprehensive loss in the accompanying balance sheet. If the debt attributable to the FSO Africa is accelerated or the terms of the loan are significantly modified, the joint venture will be required to de-designate the interest rate swap related to that tranche of the debt outstanding and will recognize a loss in the first quarter of 2010 on the basis that the forecasted transaction would no longer be deemed probable of occurring. Based on the interest rate swap fair value at December 31, 2009, the Company’s portion of such loss would be $3,400,000.

As a result of delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered-in the TI Oceania, a ULCC wholly-owned by the Company, as a temporary replacement unit. The Company recognized its share of the earnings related to this transaction with the joint venture. Charter hire payable by the joint venture aggregated $9,780,000 in 2009. Fifty percent of such amount, or $4,890,000, has been eliminated from equity in income of affiliated companies and shipping revenues in the accompanying statement of operations.

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

DHT Maritime, Inc.
In October 2005, OSG sold seven tankers (three VLCCs and four Aframaxes) to DHT Maritime, Inc., formerly Double Hull Tankers, Inc. (“DHT”) in connection with DHT’s initial public offering. In consideration, the Company received $412,580,000 in cash and 14,000,000 shares in DHT, representing a 46.7% equity stake in the new tanker concern. In November 2005, the Company sold 648,500 shares of DHT, pursuant to the exercise of the over-allotment option granted to the underwriters of DHT’s initial public offering, and received net cash proceeds of $7,315,000. During 2007, the Company sold the remaining 13,351,500 shares of DHT and received net cash proceeds of $194,706,000. Such sales reduced the Company’s interest in DHT to 0.0% as of June 30, 2007 from 44.5% as of December 31, 2006. OSG has time chartered the vessels back from DHT for initial periods of five to six and one-half years with various renewal options of up to an additional five to eight years, depending on the vessel. The charters provide for profit sharing with DHT when the aggregate TCE revenues earned by the vessels exceed the aggregate basic charter hire defined in the agreement. Under related agreements, a subsidiary of the Company technically manages these vessels for DHT. In late 2008, the basic charter-hire agreements were extended for periods of twelve or eighteen months depending on the vessel. Concurrently, the technical management agreements were renegotiated on market terms effective January 17, 2009.

LNG Joint Venture
In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $847,381,000 at December 31, 2009, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of December 31, 2009, the joint venture has recorded a liability of $67,620,000 for the effective portion of the fair value of these swaps. The Company’s share of such amount is included in accumulated other comprehensive loss in the accompanying balance sheet.

82	Overseas Shipholding Group, Inc.

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

A condensed summary of the combined assets and liabilities of the equity method investments follows:

In thousands at December 31,	2009	2008
Current assets	$124,783	$133,190
Vessels, net	1,686,142	1,240,863
Other assets	18,270	19,648
Total assets	$1,829,195	$1,393,701
Current liabilities	$199,661	$75,369
Long-term debt and other non-current liabilities	1,588,261	1,381,523
Equity/(deficiency)	41,273	(63,191)
Total liabilities and equity/(deficiency)	$1,829,195	$1,393,701

As of December 31, 2009, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,197,553,000 of which $872,944,000 was nonrecourse to the Company. The Company’s percentage interest in the equity method investments with bank debt approximates 50%.

A condensed summary of the results of operations of the equity method investments follows:

In thousands for the year ended December 31,	2009	2008	2007
Shipping revenues	$235,509	$241,774	$189,311
Ship operating expenses	(180,391)	(171,892)	(152,114)
Income from vessel operations	55,118	69,882	37,197
Other income/(expense)	(634)	2,010	1,846
Interest expense*	(58,964)	(40,817)	(10,098)
Net income/(loss)	$(4,480)	$31,075	$28,945

*	Interest is net of amounts capitalized in connection with vessel construction of $5,707 (2009), $2,738 (2008) and $34,495 (2007).

NOTE I— FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

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

2009 Annual Report	83

Forward freight agreements and bunker swaps—The fair values of forward freight agreements and bunker swaps are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, which include an adjustment for the counterparty or the Company’s credit risk, as appropriate.

Interest rate swaps—The fair values of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date, which include an adjustment for the counterparty or the Company’s credit risk, as appropriate.

Foreign Currency Contracts—The fair values of foreign currency contracts is the estimated amount that the Company would receive or pay to terminate the contract at the reporting date, which include an adjustment for the counterparty or the Company’s credit risk, as appropriate.

The estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008, other than derivatives, follow:

In thousands	Carrying Amount 2009	Fair Value 2009	Carrying Amount 2008	Fair value 2008
Financial assets (liabilities)
Cash and cash equivalents	$474,690	$474,690	$343,609	$343,609
Short-term investments	50,000	50,000	—	—
Restricted cash	7,945	7,945	—	—
Capital Construction Fund	40,698	40,698	48,681	48,681
Debt	(1,846,491)	(1,760,868)	(1,423,458)	(1,251,987)

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to short-term charter rates, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce its exposure to changes in the spot market rates earned by some of its vessels or protect the Company against future increases in bunker prices in the normal course of its shipping business; and prior to June 30, 2008, (ii) for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. At December 31, 2009, the Company did not have any FFAs or bunker swaps that qualified for hedge accounting, which settled after such date.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $452,772,000 at December 31, 2009 pursuant to which it pays fixed rates ranging from 2.9% to 4.7% and receives floating rates based on the London interbank offered rate (“LIBOR”) (approximately 0.25% at December 31, 2009). These agreements contain no leverage features and have various final maturity dates ranging from February 2010 to August 2014.

84	Overseas Shipholding Group, Inc.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates which management considers favorable. At December 31, 2009, the notional amounts of the foreign currency forward contracts aggregated approximately £8,000,000 and €15,000,000 settling monthly through August 2010 and such contracts qualify as cash flow hedges.

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

2009 Annual Report	85

Fair Values of Derivative Instruments:
	Asset Derivatives		Liability Derivatives
In thousands at December 31, 2009	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Prepaid expenses and other current assets	$—	Accounts payable, accrued expenses and other current liabilities	$—
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	—

Interest rate swaps:
Current portion	Other receivables	—	Accounts payable, accrued expenses and other current liabilities	(10,847)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	(4,484)

Foreign currency contracts:
Current portion	Prepaid expenses and other current assets	─	Accounts payable, accrued expenses and other current liabilities	(492)
Total derivatives designated as hedging instruments		$ ─		$(15,823)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Prepaid expenses and other current assets	$394	Accounts payable, accrued expenses and other current liabilities	$(457)
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	(11)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	—
	Deferred federal income taxes and other liabilities	—		—
Total derivatives not designated as hedging instruments		$394		$(468)

Total derivatives		$394		$(16,291)

86	Overseas Shipholding Group, Inc.

The effect of cash flow hedging relationships on the balance sheet as of December 31, 2009 and the statement of operations for the year ended December 31, 2009 are as follows:

	Balance Sheet	Statement of Operations
	Effective Portion
	Gain/(Loss) In or Reclassified from Accumulated Other Comprehensive Loss			Ineffective Portion
In thousands	Amount	Location	Amount	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	$1,150	Shipping revenues	$47,425	Shipping revenues	$(534)

Interest rate swaps	(53,307)	Interest expense	(10,585)	Interest expense	—

Foreign currency contracts	(492)	General and administrative expenses	788	General and administrative expenses	19
Total	$(52,649)		$37,628		$(515)

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the year ended December 31, 2009 is as follows:

In thousands	Location	Year ended December 31, 2009
FFAs and bunker swaps	Other income	$1,672

Credit-Risk-Related Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company’s long-term, senior, unsecured debt credit rating to remain above specified thresholds stated in each agreement. If the Company’s debt credit rating were to fall below such thresholds, the counterparties to the derivative instruments could request immediate settlement of the derivative instruments that are in net liability positions. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position on December 31, 2009, is $466,000 against which the Company has not been required to post any collateral. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2009, the Company could have been required to settle the derivative liability in accordance with the provisions in the related agreements. The Company estimates that such settlement amounts would approximate the fair value of these derivatives.

Fair Value Disclosures

The following table presents the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies) as of December 31, 2009 (in thousands):

Description	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities			Level 2: Significant other observable inputs
Assets/(Liabilities):
Available-for-sale marketable securities	$652		$652		$—
Derivative Assets	$383		$383	(1)	$—
Derivative Liabilities	$(16,280)	$	( 457	)(1)	$(15,823	)(2)
1  Forward Freight Agreements and Bunker Swaps
2  Standard interest rate swaps (liability of $15,331) and foreign currency contracts (liability of $492)

2009 Annual Report	87

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis for the year ended December 31, 2009 (in thousands):

Description	Level 3: Significant unobservable inputs		Fair Value	Total Losses
Assets:
U.S. Flag impairment—Vessels held for use	$7,672	(3)	$7,672	$(12,500)
[3]
A pre-tax impairment charge of $12,500 was recorded related to the U.S. Flag segment as of September 30, 2009. The fair value measurement used to determine the impairment as of September 30, 2009 was based upon the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant’s weighted average cost of capital.

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives for the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. The following table summarizes the amounts received as collateral related to derivative fair value positions:

In thousands at December 31, 2009
Obligation to return cash collateral (1)	$(261)
[1]	The obligations to return cash collateral are reflected in accounts payable, accrued expenses and other current liabilities on the balance sheet.

As of December 31, 2009, the Company had no outstanding amounts paid as collateral related to derivative fair value positions.

NOTE J—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accounts payable, accrued expenses and other current liabilities follows:

In thousands at December 31,	2009	2008
Accounts payable	$32,591	$5,996
Payroll and benefits	20,303	13,344
Interest	9,823	7,823
Due to owners on chartered in vessels	5,147	27,602
Accrued drydock and repair costs	14,229	28,422
Amounts held in escrow	—	12,855
Accrued shipyard contract termination costs	5,402	—
Charter revenues received in advance	28,072	20,484
Insurance	5,029	8,922
FFA settlements	9	4,200
Current portion of derivative liabilities	11,797	—
Other	17,489	37,967
	$149,891	$167,615

88	Overseas Shipholding Group, Inc.

NOTE K—DEBT:

Debt consists of the following:

In thousands at December 31,	2009	2008
Unsecured revolving credit facilities	$953,000	$749,000
Secured revolving credit facilities	30,000	45,000
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $50 and $62	74,485	74,473
Floating rate secured term loans, due through 2023	599,260	329,322
Fixed rate secured term loans, due through 2014	43,746	78,571
	1,846,491	1,422,366
Less current portion	33,202	26,231
Long-term portion	$1,813,289	$1,396,135

The weighted average effective interest rate for debt outstanding at December 31, 2009 and 2008 was 3.0% and 3.4%, respectively. Such rates take into consideration related interest rate swaps.

The Company entered into a $1.8 billion seven-year unsecured revolving credit agreement in 2006 with a group of banks (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million). Borrowings under this facility bear interest at a rate based on LIBOR.

In August 2009, the Company entered into a $389,000,000, 12-year secured facility with the Export-Import Bank of China. Borrowings under the facility will be used toward financing three VLCCs and two Aframaxes constructed in China. Borrowings under the facility bear interest at a rate based on LIBOR. In September 2009, the Company borrowed $299,156,000 under this facility. As of December 31, 2009, the Company maintained $7,945,000 of cash contractually restricted to meet a loan-to-value covenant contained in the agreement.

As a result of the acquisition of all remaining outstanding publicly held Units of OSG America L.P. and its delisting from the New York Stock Exchange, the Company amended such subsidiary’s $200 million five-year senior secured revolving credit agreement, entered into in November 2007, to include another domestic subsidiary as an additional borrower. There were no other significant changes to the terms of the facility and the facility’s pricing was maintained unchanged. Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by the lenders.

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

At December 31, 2009, the Company had unused long-term unsecured credit availability of approximately $1,015,000,000, which reflects $1,640,000 of letters of credit issued principally in connection with collateral requirements for derivative transactions.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

2009 Annual Report	89

As of December 31, 2009, approximately 40.8% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

The aggregate annual principal payments required to be made on debt are as follows:

In thousands at December 31, 2009
2010	$33,202
2011	37,223
2012	76,759
2013	1,087,852
2014	73,183
Thereafter	538,272
$1,846,491

Interest paid, excluding capitalized interest, amounted to $43,125,000 in 2009, $66,464,000 in 2008 and $69,344,000 in 2007.

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

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in the three years ended December 31, 2009 and no provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2009. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of the less than 50%-owned foreign shipping joint ventures was required as of December 31, 2009, because the Company intends to indefinitely reinvest such earnings ($85,000,000 at December 31, 2009). The unrecognized deferred U.S. income taxes attributable thereto approximated $30,000,000.

As of December 31, 2009, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,400,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $840,000,000.

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

90	Overseas Shipholding Group, Inc.

The significant components of the Company’s deferred tax liabilities and assets follow:

In thousands at December 31,	2009	2008
Deferred tax liabilities:
Excess of book over tax basis of depreciable or amortizable assets—net	$193,632	$181,055
Tax benefits related to the Capital Construction Fund	14,244	17,038
Costs capitalized and amortized for book, expensed for tax	9,020	9,367
Other—net	5,456	9,272
Total deferred tax liabilities	222,352	216,732
Deferred tax assets:
Vessel impairment charges	642	20,289
Net operating loss carryforward	27,742	27,742
Employee Compensation and Benefit Plans	14,898	8,785
Other comprehensive income	6,598	11,132
Total deferred tax assets	49,880	67,948
Valuation allowance	32,823	48,031
Net deferred tax assets	17,057	19,917
Net deferred tax liabilities	205,295	196,815
Current portion of net deferred tax liabilities	—	—
Long-term portion of net deferred tax liabilities	$205,295	$196,815

During 2008, the Company established a valuation allowance of $48,031,000 against the deferred tax assets resulting from the write-down of certain U.S. Flag vessels in the fourth quarter of 2008 and net operating loss carryforwards arising in 2008. The valuation allowance was established because the Company could not determine that it was more likely than not that the full amount of the deferred tax asset would be realized through the generation of taxable income in the future. The valuation allowance was recorded as a reduction in the federal income tax benefit in the accompanying consolidated statement of operations for the year ended December 31, 2008. On November 6, 2009, the President of the U.S. signed the Worker, Homeownership, and Business Assistance Act of 2009. This law included a provision allowing taxpayers to elect an increased carryback for net operating losses incurred in either 2008 or 2009. As a result of this change in the law, the write-down of certain vessels taken in 2008, which losses were 2009 events for tax purposes, was included in a net operating loss carryback against earnings generated in 2004. The valuation allowance associated with these deferred tax assets aggregating $21,624,000 was accordingly reversed since realization was probable. The Company also established a valuation allowance of $6,413,000 against deferred tax assets originating in 2009 for the same reasons stated above for 2008.

The components of income before federal income taxes, adjusted for noncontrolling interest, follow:

In thousands for the year ended December 31,	2009	2008	2007
Foreign	$170,207	$593,025	$296,807
Domestic	(135,757)	(309,364)	(80,670)
	$34,450	$283,661	$216,137

Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The adjustments for noncontrolling interest relate only to domestic income.

The components of the (provision)/credits for federal income taxes follow:

In thousands for the year ended December 31,	2009	2008	2007
Current	$40,395	$7,868	$(5,908)
Deferred	(3,698)	26,136	1,081
	$36,697	$34,004	$(4,827)

2009 Annual Report	91

Reconciliations of the actual federal income tax rate attributable to pretax income and the U.S. statutory income tax rate follow:

For the year ended December 31,	2009	2008	2007
Actual federal income tax provision/(credit) rate	(106.5)%	(12.3)%	2.1%
Adjustments due to:
Goodwill impairment charge	—	(6.0)%	—
Income not subject to U.S. income taxes	97.3%	68.0%	32.9%
Basis adjustment recognized on liquidation of OSG America L.P.	(13.6)%	—	—
Other	13.6%	2.2%	—
Valuation allowance	44.2%	(16.9)%	—
U.S. statutory income tax provision rate	35.0%	35.0%	35.0%

The following is a roll-forward of the Company’s unrecognized tax benefits for 2009 and 2008:

In thousands	2009	2008
Balance of unrecognized tax benefits as of January 1,	$7,546	$5,424
Increases for positions taken in prior years	226	2,775
Increases for positions related to the current year	1,234	—
Amounts of decreases related to settlements	(2,094)	—
Reductions due to lapse of statutes of limitations	(1,620)	(653)
Balance of unrecognized tax benefits as of December 31,	$5,292	$7,546

The Company does not presently anticipate such uncertain tax positions will significantly increase or decrease in the next 12 months; however actual developments could differ from those currently expected. The Company is generally no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

OSG records interest on unrecognized tax benefits in its provision for income taxes. The interest and penalties on unrecognized tax benefits are included in the roll-forward schedule above and were approximately $1,303,000 in 2009 and $1,811,000 in 2008.

NOTE M—CAPITAL STOCK AND STOCK COMPENSATION:

In June 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock from time-to-time. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of December 31, 2009, the Company had repurchased 3,798,200 shares of its common stock under the 2008 program. On April 24, 2007, the Board authorized, and the Company agreed to purchase all of the outstanding shares held by Archer- Daniels-Midland Company, or 5,093,391 shares, at $65.42 per share. The above purchase, in addition to the total shares previously repurchased under the June 2006 authority, aggregated 6,451,491 shares. In addition, in April 2007, the Company’s Board of Directors authorized a share repurchase program of $200,000,000, which replaced a prior $300,000,000 share repurchase program authorized in June 2006. The Company completed the 2007 share repurchase program in the second quarter of 2008 and had repurchased 2,812,385 shares of its common stock under such program.

The Company granted a total of 33,840 (2009), 15,228 (2008) and 12,000 (2007) restricted stock units during the three years ended December 31, 2009, to certain of its non-employee directors. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Restricted stock units granted subsequent to 2007 vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. Restricted stock units granted prior to 2008 vested upon the earlier of the first anniversary of the date of grant or the next annual meeting of the stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend. At the date of the awards the fair market value of the Company’s stock was $35.46 (2009), $78.80 (2008) and $79.16 (2007) per share during the three years ended December 31, 2009.

92	Overseas Shipholding Group, Inc.

The Company awarded a total of 272,515 (2008) and 143,351 (2007) shares during the three years ended December 31, 2009, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair values of the restricted stock issued during the three years ended December 31, 2009, were $51.29 (2008) and $56.42 (2007) per share.

In 2007, the Company granted a total of 278,083 performance related restricted stock units and performance related options covering 146,270 shares to certain of its employees, including senior officers. Each performance stock unit represents a contingent right to receive one share of common stock if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured. The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest. In certain instances, cash dividends, if declared, will be held uninvested and without interest and paid in cash if and when such performance stock units vest. The weighted average grant-date market prices of the performance stock units awarded during 2007 was $56.46 per share. The estimated weighted average grant-date fair value of performance stock units awarded during 2007 was $20.41 per share. The weighted average exercise price of the performance options awarded during 2007 was $63.44 per share (the market price at date of grant). The estimated weighted average grant-date fair value of performance options awarded during 2007 was $17.23 per share. On December 31, 2009, a total of 195,407 performance related restricted stock units were forfeited since the related market related performance goal was not met. No performance related restricted stock units vested during the three years ended December 31, 2009, since the related market related performance goals were not met.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of all of these grants of restricted stock and restricted stock units was $8,774,000 in 2009, $7,617,000 in 2008 and $5,924,000 in 2007.

Activity with respect to restricted common stock and restricted stock units is summarized as follows:

Nonvested Shares Outstanding at December 31, 2006	148,035
Granted	433,434
Vested ($35.70 to $62.32 per share)	(53,814)
Forfeited	(14,601)
Nonvested Shares Outstanding at December 31, 2007	513,054
Granted	287,582
Vested ($35.70 to $79.16 per share)	(82,494)
Forfeited	(11,938)
Nonvested Shares Outstanding at December 31, 2008	706,204
Granted	33,840
Vested ($40.95 to $78.80 per share)	(142,931)
Forfeited	(234,884)
Nonvested Shares Outstanding at December 31, 2009	362,229

The Company’s 2004 Stock Incentive Plan, as amended (the “2004 Plan”), which was approved by shareholders in June 2008, enables the Company to grant stock- based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors. Options covering 1,310,869 shares are outstanding with exercise prices ranging from $40.95 to $64.92 per share (the market prices at dates of grant). A total of 959,404 shares of the Company’s stock may be issued or used as the basis for awards under the 2004 Plan as of December 31, 2009. No further stock options may be granted under the Company’s 1998 stock option plan and the 1999 non-employee director stock option plan.

Options covering 102,112 shares are outstanding under the 1998 stock option plan with exercise prices ranging from $18.16 to $35.70 per share (the market prices at dates of grant). Options granted under the 1998 stock option plan vest and become exercisable over a three-year period and expire ten years from the date of grant.

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

2009 Annual Report	93

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2006	399,967
Granted	492,661
Forfeited	(8,482)
Exercised ($13.31 to $52.40 per share)	(4,600)
Options Outstanding at December 31, 2007	879,546
Granted	670,038
Forfeited	(3,398)
Exercised ($13.31 to $49.05 per share)	(18,022)
Options Outstanding at December 31, 2008	1,528,164
Granted	—
Forfeited	(50,883)
Exercised ($13.81 per share)	(3,300)
Options Outstanding at December 31, 2009	1,473,981
Options Exercisable at December 31, 2009	751,369

The weighted average remaining contractual life of the outstanding stock options at December 31, 2009 was 7.2 years. The range of exercise prices of the stock options outstanding at December 31, 2009 was $16.35 to $64.92 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2009 and 2008 were $50.98 per share, respectively. The aggregate intrinsic values of the options outstanding and exercisable at December 31, 2009 were $3,038,000 and $2,249,000, respectively.

There were no options granted in 2009. The fair values of the options granted other than performance related options were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2008 and 2007: risk free interest rates of 2.4% and 4.7%, dividend yields of 3.4% and 1.8%, expected stock price volatility factors of .35 and .31 and expected lives of 6.0 years. The weighted average grant-date fair values of options other than performance related options granted in 2008 and 2007 were $13.01 and $17.96, respectively. The total intrinsic value of options exercised amounted to $87,000 in 2009, $425,000 in 2008 and $168,000 in 2007.

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

As of December 31, 2009, there was $15,902,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

94	Overseas Shipholding Group, Inc.

NOTE N—ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands at December 31,	2009	2008
Unrealized losses on available-for-sale securities	$(384)	$(3,969)
Unrealized losses on derivative instruments	(52,649)	(130,451)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(7,731)	(11,939)
	$(60,764)	$(146,359)

At December 31, 2009, the Company expects that it will reclassify $33,133,000 of net losses on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months related to the effective portions of qualifying FFA and foreign currency transactions that will affect earnings for 2010 and due to the payment of variable rate interest associated with floating rate debt.

The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

In thousands for the year ended December 31,	2009	2008
Reclassification adjustments for amounts included in net income, net:
Interest expense	$9,309	$2,294
Shipping revenues	(41,445)	40,020
Change in unrealized impact of derivative instruments	109,938	(160,070)
	$77,802	$(117,756)

The income tax expense/(benefit) allocated to each component of other comprehensive income/(loss) follows:

In thousands for the year ended December 31,	2009	2008	2007
Unrealized losses on derivative instruments	$1,151	$(3,226)	$(2,413)
Pension liabilities	2,532	(3,646)	(527)
Reclassification adjustments included in net income:
General and administrative expenses	112	87	58
Losses on derivative instruments	1,913	290	516
	$5,708	$(6,495)	$(2,366)

NOTE O—LEASES:

1.	Charters-in:

As of December 31, 2009, the Company had commitments to charter-in 55 vessels. All of the charter-ins are, or will be, accounted for as operating leases, of which 24 are bareboat charters and 31 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

2009 Annual Report	95

Bareboat Charters-in:

Dollars in thousands at December 31, 2009	Amount	Operating Days
2010	$149,932	7,963
2011	154,368	7,980
2012	156,685	8,052
2013	156,526	8,030
2014	146,666	6,465
Thereafter	288,707	14,714
Net minimum lease payments	$1,052,884	53,204

Time Charters-in:

Dollars in thousands at December 31, 2009	Amount	Operating Days
2010	$215,901	10,454
2011	192,074	9,054
2012	136,698	6,507
2013	86,562	4,907
2014	80,392	4,743
Thereafter	199,654	11,763
Net minimum lease payments	$911,281	47,428

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

Certain of these charters also provide the Company with renewal and purchase options.

On December 11, 2009, the Company entered into an agreement with American Shipping Company ASA (“AMSC”) and Aker Philadelphia Shipyard ASA (“APSI), and certain of their affiliates and other related parties (collectively “Aker”). In connection with such agreement, OSG agreed to purchase two U.S. Flag Handysize Product Carriers (Overseas Cascade and Hull 015 TBN Overseas Chinook). These vessels were previously subject to bareboat charters-in, with terms of ten years commencing upon each vessel’s delivery. In addition, the agreement provides that if certain conditions are satisfied by Aker, the charter-in terms of the other ten Product Carriers constructed by, or to be constructed by, APSI will be extended to a period of ten years from December 11, 2009. These conditions had not been met as of December 31, 2009.

During 2009, the Company sold and chartered back one International Flag Panamax Product Carrier, which bareboat charter is classified as an operating lease. The aggregate gain on the transaction of approximately $1,018,000 was deferred and is being amortized over the approximately twelve year term of the lease as a reduction of charter hire expenses. The lease provides the Company with certain purchase options.

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

2.           Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at December 31, 2009	Amount	Revenue Days
2010	$263,285	7,969
2011	215,701	4,892
2012	143,582	2,778
2013	99,193	1,711
2014	76,532	1,234
Thereafter	15,650	212
Net minimum lease payments	$813,943	18,796

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

3.	Office space:

The future minimum commitments under lease obligations for office space are as follows:

In thousands at December 31, 2009
2010	$5,014
2011	4,915
2012	4,425
2013	4,248
2014	3,433
Thereafter	18,031
Net minimum lease payments	$40,066

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $5,737,000 in 2009, $5,531,000 in 2008 and, $5,043,000 in 2007.

NOTE P—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

In connection with the acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2009, the Maritrans Plan is the only domestic defined benefit pension plan in existence. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multi-employer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multi-employer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

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

2009 Annual Report	97

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position.

Included in accumulated other comprehensive income/(loss) at December 31, 2009 are the following amounts that have not yet been recognized in net periodic cost: unrecognized transition obligation of $65,000 ($42,000 net of tax), unrecognized prior service costs of $1,565,000 ($1,175,000 net of tax) and unrecognized actuarial losses $9,491,000 ($6,518,000 net of tax). The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive income/(loss) and expected to be recognized in net periodic cost during the year ended December 31, 2010 is $20,000 ($13,000 net of tax), $164,000 ($101,000 net of tax), and $239,000 ($163,000 net of tax), respectively. Information with respect to the domestic plans for which the Company uses a December 31 measurement date, follow:

	Pension benefits		Other benefits
In thousands	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$45,756	$44,476	$4,076	$3,740
Cost of benefits earned (service cost)	—	—	205	147
Interest cost on benefit obligation	2,235	2,262	223	227
Amendments	—	—	—	—
Actuarial losses/(gains)	(4,399)	833	1,130	106
Benefits paid	(2,730)	(1,815)	(149)	(144)
Benefit obligation at year end	40,862	45,756	5,485	4,076
Change in plan assets:
Fair value of plan assets at beginning of year	22,540	31,714	—	—
Actual return on plan assets	5,602	(8,118)	—	—
Employer contributions	1,265	683	—	—
Benefits paid	(2,655)	(1,739)	—	—
Fair value of plan assets at year end	26,752	22,540	—	—
Funded status at December 31 (unfunded)	$(14,110)	$(23,216)	$(5,485)	$(4,076)

The accumulated benefit obligation for the Company’s defined benefit pension plans described above was $40,862,000 and $45,756,000 at December 31, 2009 and 2008, respectively.

Information for domestic pension plans with accumulated benefit obligations in excess of plan assets follows:

In thousands at December 31,	2009	2008
Projected benefit obligation	$40,862	$45,756
Accumulated benefit obligation	40,862	45,756
Fair value of plan assets	26,752	22,540

	Pension benefits			Other benefits
In thousands for the year ended December 31,	2009	2008	2007	2009	2008	2007
Components of expense:
Cost of benefits earned	$—	$—	$—	$205	$147	$90
Interest cost on benefit obligation	2,235	2,262	2,279	223	227	206
Expected return on plan assets	(1,451)	(2,086)	(2,047)	—	—	—
Amortization of prior-service costs	—	—	—	(240)	(240)	(240)
Amortization of transition obligation	—	—	—	20	20	20
Recognized net actuarial loss	375	18	14	22	35	12
Net periodic benefit cost	$1,159	$194	$246	$230	$189	$88

98	Overseas Shipholding Group, Inc.

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits		Other benefits
At December 31,	2009	2008	2009	2008
Discount rate	5.5%	5.0%	5.5%	5.75%
Rate of future compensation increases	—	—	—	—

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2009	2008	2007	2009	2008	2007
Discount rate	5.00%	5.25%	5.25%	—	6.0%	6.4%
Expected (long-term) return on plan assets	6.75%	6.75%	6.75%	—	—	—
Rate of future compensation increases	—	—	—	—	—	—

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 9% for 2011 over the actual 2010 rates, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2014. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands	1% increase	1% decrease
Effect on total of service and interest cost components in 2009	$72	$(57)
Effect on postretirement benefit obligation as of December 31, 2009	$804	$(640)

Expected benefit payments are as follows:

In thousands	Pension benefits	Other benefits
2010	1,968	194
2011	1,997	195
2012	2,108	210
2013	2,106	223
2014	2,186	241
Years 2015—2019	12,651	1,420
	$23,016	$2,483

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

Description	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities
Cash and cash equivalents	$911	$911
Equity securities:	—	—
U.S. companies	12,581	12,581
International companies	4,933	4,933
Mutual funds (1)	3,270	3,270
U.S. Treasury securities	1,452	1,452
Mortgage-backed securities	3,605	3,605
Total	$26,752	$26,752

(1) The mutual fund investments are invested in intermediate term bonds.

2009 Annual Report	99

The Maritrans Plan has historically utilized a strategic asset allocation investment strategy that maintains a targeted allocation of 65% equity and 35% fixed income. The allocation is rebalanced periodically after considering anticipated benefit payments. The Company intends to reduce the targeted allocation of 65% equity to 60% with a corresponding allocation of 5% to more liquid alternative investments.

The Company contributed $1,265,000 and $683,000 to the Maritrans Plan in 2009 and 2008, respectively. The Company did not make a material contribution to the Maritrans Plan for 2007. The Company expects that its required contribution in 2010 to the Maritrans Plan will be approximately $2,925,000.

The Company also has a 401(k) employee savings plan covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plan. All contributions to the plan are at the discretion of the Company.

Certain subsidiaries make contributions to jointly managed (Company and union) multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multi- employer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of such plans, the Company believes that any withdrawal liability as of December 31, 2009 is not material. Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2009.

NOTE Q—OTHER INCOME/(EXPENSE):

Other income consists of:

In thousands for the year ended December 31,	2009	2008	2007
Investment income:
Interest	$3,092	$13,087	$35,980
Dividends	31	1	9
Gains/(losses) on sale of securities and other investments and write-down of securities	(3,287)	(1,284)	41,173
	(164)	11,804	77,162
Loss on repurchases of debt	—	(6,934)	—
Loss on derivative transactions	1,672	(33,774)	(2,746)
Miscellaneous—net	164	57	1,018
	$1,672	$(28,847)	$75,434

Proceeds from sales of available-for-sale securities were $159,000 (2009) and $7,342,000 (2008). Gross realized gains on such sales that were included in income before federal income taxes in each of the respective periods were $144,000 (2008). Gross realized losses on such sales were $253,000 (2009) and $1,428,000 (2008).

Based on a number of factors, including the magnitude of the drop in market value below the Company’s cost basis and the length of time that the decline had been sustained, management concluded that the decline in fair value of certain securities with aggregate cost basis of $6,188,000 in 2009, were other-than-temporary. Accordingly, during 2009, the Company recorded an impairment loss aggregating $5,151,000 in the accompanying consolidated statement of operations.

NOTE R—AGREEMENTS WITH EXECUTIVE OFFICERS AND SEVERANCE AND RELOCATION COSTS:

The Company entered into an agreement effective February 1, 2009 in connection with the resignation of one of its senior officers. The agreement provides for payments aggregating approximately $1,200,000 to be made to such senior officer in accordance with the Company’s amended and restated Severance Protection Plan, which was effective December 31, 2008. The Company recognized this expense in the first quarter of 2009. In addition, in the first quarter of 2009, the Company completed a review of staffing requirements for its U.S. Flag business. In connection therewith, six employees were terminated and certain employees were relocated from the New York headquarters office to the Tampa office. In connection with such staff reductions, the Company recorded $514,000 in severance costs and $748,000 in relocation costs in 2009.

100	Overseas Shipholding Group, Inc.

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

NOTE S—RELATED PARTY TRANSACTIONS:

Effective April 1, 2008, OSG entered into time charter agreements with a subsidiary, OSG America L.P. for the charter-out of the Liberty/M 300 and the OSG Constitution/OSG 400 at fixed daily rates. The agreement assigned the charter contracts on these two ATBs to OSG America L.P. The terms of each of the charters end simultaneously with the completion of each unit’s lightering service, which was in December 2008 for the Liberty/M 300 and was expected to occur in 2009 for the OSG Constitution/OSG 400. On October 10, 2008, OSG converted the time charter agreement on the OSG Constitution/OSG 400 to a bareboat charter agreement. In addition, also effective April 1, 2008, the Company entered into time charter agreements with OSG America L.P. to charter-in five vessels, three of which were employed by OSG America L.P. in the spot market (two ATBs, the OSG Columbia/OSG 242 and the OSG Independence/OSG 243, and one Product Carrier, the Overseas New Orleans) and two Product Carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009. The charter-in of the Overseas Philadelphia did not start because its then current charter was extended. All five of these charter-in agreements were at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s then current charter and ending on or about December 31, 2009. See Note E.   At the time of the agreement, management believed that the fixed daily rates in the above charter-in agreements were at rates that approximated market rates.

NOTE T—SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

In May 2008, the Company and its joint venture partner entered into an agreement terminating a joint venture that was constructing two VLCCs.

Value of assets received	$30,437,000
Cost of investment in joint venture	(30,437,000)

In October 2008, Euronav NV sold the TI Asia to a joint venture between the Company and Euronav NV in exchange for cash and advances aggregating $150,000,000. The Company’s share of such advances was settled through its sale of the TI Africa to the joint venture in the first quarter of 2009.

Investment in Affiliated Companies	$75,000,000
Liability to Euronav NV	(75,000,000)

In January 2009, OSG sold the TI Africa to a joint venture between the Company and Euronav NV in exchange for cash of $50,000,000 and advances of $150,000,000. Euronav’s share of such advances ($75,000,000) was settled through its sale of the TI Asia to the joint venture as described above.

Investment in Affiliated Companies	$74,595,000
Liability to Euronav NV	75,000,000
Carrying Amount of Vessel and Deferred Drydock Expenditures	(96,252,000)
Gain on Disposal of Vessel	(53,343,000)

2009 Annual Report	101

NOTE U—2009 AND 2008 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Results of Operations for Quarter Ended (in thousands, except per share amounts)	March 31,	June 30,	Sept. 30,	Dec. 31,
2009
Shipping revenues	$324,804	$282,656	$243,576	$242,582
Gain/(loss) on disposal of vessels, net of impairments	129,863	(2,568)	830	(639)
Income from vessel operations	128,545	799	(16,199)	(36,015)
Net income	123,262	(7,821)	(21,929)	(22,365)
Net income attributable to Overseas Shipholding Group, Inc.	121,750	(8,794)	(19,624)	(23,162)
Basic net income per share	$4.53	$(0.33)	$(0.73)	$(0.86)
Diluted net income per share	$4.53	$(0.33)	$(0.73)	$(0.86)
2008
Shipping revenues	$410,676	$428,224	$472,672	$393,125
Gain/(loss) on disposal of vessels, net of impairments	5	23,686	31,517	(114,946)
Income from vessel operations	127,423	146,823	192,719	(121,779)
Net income	113,358	88,047	195,560	(91,779)
Net income attributable to Overseas Shipholding Group, Inc.	112,435	86,935	197,840	(79,545)
Basic net income per share	$3.61	$2.84	$6.74	$(2.89)
Diluted net income per share	$3.60	$2.81	$6.69	$(2.89)

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

The Company incurred costs of approximately $3,023,000 in 2007 in connection with these investigations. Such costs have been included in general and administrative expenses in the accompanying consolidated statements of operations.

102	Overseas Shipholding Group, Inc.

0BReport of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Overseas Shipholding Group, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows, and changes in equity present fairly, in all material respects, the financial position of Overseas Shipholding Group, Inc. and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

We also have audited the adjustments to the 2008 and 2007 financial statements to retrospectively apply change in accounting for the presentation of noncontrolling interest, as described in Note A - Summary of Significant Accounting Policies. In our opinion, such adjustments are appropriate and have been properly applied. We are not engaged to audit, or apply any procedures to the 2008 or 2007 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 or 2007 financial statements taken as a whole.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 1, 2010

2009 Annual Report	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, cash flows, and changes in equity for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overseas Shipholding Group, Inc. and subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young
New York, New York
February 26, 2009

104	Overseas Shipholding Group, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS
OVER FINANCIAL REPORTING

To the Stockholders
Overseas Shipholding Group, Inc.

In accordance with Rule 13a-15(f) of the Securities Exchange Act of 1934, the management of Overseas Shipholding Group, Inc. and its subsidiaries (the “Company”) is responsible for the establishment and maintenance of adequate internal controls over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management has performed an assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009 based on the provisions of Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal controls over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, who audited the 2009 financial statements included in the Annual Report, has audited and reported on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009 as stated in their report which appears elsewhere in this Annual Report.

February 26, 2010

OVERSEAS SHIPHOLDING GROUP, INC.

By:	/s/ Morten Arntzen
Morten Arntzen
President,
Chief Executive Officer

By:	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President,
Chief Financial Officer and Treasurer

2009 Annual Report	105

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

(b)	Management’s report on internal controls over financial reporting.

Management’s report on internal controls over financial reporting, which appears elsewhere in this Annual Report, is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

106	Overseas Shipholding Group, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2009 with respect to the Company’s equity (stock) compensation plans, all of which have been approved by the Company’s shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,473,982	$50.98	1,011,852	*

*	Consists of 959,404 shares eligible to be granted under the Company’s 2004 stock incentive plan and 52,448 shares eligible to be purchased pursuant to the Company’s 2000 Employee Stock Purchase Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2010 Annual Meeting of Stockholders.

2009 Annual Report	107

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

(a)(2)	Schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(c):

3(i)
Certificate of Incorporation of the registrant, as amended to date (filed as Exhibit 3(i) to the registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).

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

4(c)(1)
Credit Agreement dated as February 9, 2006, among the registrant, OSG Bulk Ships, Inc., OSG International, Inc., various lenders, DnB NOR Bank ASA, New York Branch (“DnB”), as administrative agent, HSBC Securities (USA) Inc. (“HSBC”), as documentation agent, Citigroup Global Markets Limited (“Citigroup”) and Nordea Bank Finland, Plc, New York branch (“Nordea”), as bookrunners, and Citigroup, DnB, HSBC and Nordea as lead arrangers (filed as Exhibit 4(e)(6) to the registrant’s Annual Report on Form 10-K for 2005 and incorporated herein by reference).

108	Overseas Shipholding Group, Inc.

4(c)(2)
Second Pooled Assignment and Amendment dated as of May 10, 2006 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 10, 2006 and incorporated herein by reference).

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

10(i)(c)
Time Charter Party relating to the Overseas Ann dated October 6, 2005 between DHT Ann VLCC Corp. and Ann Tanker Corporation (filed as Exhibit 10.3.1 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(c) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(d)
Time Charter Party relating to the Overseas Chris dated October 6, 2005 between DHT Chris VLCC Corp. and Chris Tanker Corporation (filed as Exhibit 10.3.2 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference, as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(d) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(e)
Time Charter Party relating to the Regal Unity dated October 6, 2005 between DHT Regal Unity VLCC Corp. and Regal Unity Tanker Corporation (filed as Exhibit 10.3.3 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(e) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(f)
Time Charter Party relating to the Overseas Cathy dated October 6, 2005 between DHT Cathy Aframax Corp. and Cathy Tanker Corporation (filed as Exhibit 10.3.4 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(f) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(g)
Time Charter Party relating to the Overseas Sophie dated October 6, 2005 between DHT Sophie Aframax Corp. and Sophie Tanker Corporation (filed as Exhibit 10.3.5 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(g) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(h)
Time Charter Party relating to the Rebecca dated October 6, 2005 between Rebecca Aframax Corp. and Rebecca Tanker Corporation (filed as Exhibit 10.3.6 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(h) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(i)
Time Charter Party relating to the Ania dated October 6, 2005 between DHT Ania Aframax Corp. and Ania Aframax Corporation (filed as Exhibit 10.3.7 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(i) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

2009 Annual Report	109

10(i)(j)
Charter Framework Agreement dated October 6, 2005 between Double Hull Tankers, Inc., OSG International, Inc. and each of the Owners and Charterers named therein (filed as Exhibit 10.5 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

*10(iii)(a)
Supplemental Executive Savings Plan of the registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

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

*10(iii)(d)
1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant’s Annual Report on Form 10-K for 1998 and incorporated herein by reference), as amended by Amendment No. 1 dated May 31, 2004 (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

*10(iii)(e)
Agreement dated January 19, 2004 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant’s Annual Report on Form 10-K for 2003 and incorporated herein by reference), as amended by (i) a letter agreement dated February 15, 2007 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference), (ii) a letter agreement dated February 15, 2007 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference) and (iii) a letter agreement dated December 31, 2008 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(f)
Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(g)
Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

*10(iii)(h)
2004 Stock Incentive Plan of the registrant as amended and restated as of June 10, 2008 (filed with the SEC on April 29, 2008 as Appendix A to the registrant’s Proxy Statement and incorporated herein by reference), as amended by Amendment No. One dated December 30, 2008 (filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(i)
Form of Amended and Restated Change of Control Protection Agreement dated as of December 31, 2008 with each of three executive officers (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(j)
Form of Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer (filed as Exhibit 10(iii)(j) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(k)
Severance Protection Plan of the registrant effective January 1, 2006 as amended and restated as of December 31, 2008 (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

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

110	Overseas Shipholding Group, Inc.

*10(iii)(n)
Notice of Eligibility effective as of January 30, 2006 in favor of an executive officer (filed as Exhibit 10(iii)(x) to the registrant’s Annual Report on Form 10-K for 2007 and incorporated herein by reference).

*10(iii)(o)
Notice of eligibility effective as of December 31, 2008 in favor of an executive officer (filed as Exhibit 10(iii)(o) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(p)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

*10(iii)(q)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

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

*10(iii)(t)
Restricted Stock Unit Award dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference), as amended by a letter agreement dated December 31, 2008 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(u)
Nonqualified Stock Option Agreement dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

*10(iii)(v)	Form of Restricted Stock Unit (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 5, 2007 and incorporated herein by reference).

*10(iii)(w)	Agreement dated June 29, 2005 with an executive officer (filed as Exhibit 10 to the registrant’s Current Report on Form 8-K dated July 6, 2005 and incorporated herein by reference).

*10(iii)(x)
Enhanced Severance Plan for Employees Level 21-23 effective as of January 1, 2009 (filed as Exhibit 10(iii)(z) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(y)
Executive Performance Incentive Plan dated June 1, 2004 (filed with the SEC on April 28, 2004 as Appendix B to the registrant’s Proxy Statement and incorporated herein by reference), as amended by Amendment No. 1 dated as of June 10, 2008 (filed as Exhibit 99 to the registrant’s Current Report on Form 8-K dated June 10, 2008 and incorporated herein by reference).

10(iii)(2)
Stock Ownership Guidelines for Senior Management Employees Level 21 and Above (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

10(iii)(aa)	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

10(iii)(bb)	Form of Performance Award (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference).

**21	List of subsidiaries of the registrant.

**23.1	Consent of Independent Registered Public Accounting Firm of the registrant.

2009 Annual Report	111

**23.2	Consent of Independent Registered Public Accounting Firm of the registrant.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

112	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010

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

Name	Date

/s/ Morten Arntzen	February 26, 2010
Morten Arntzen, Principal
Executive Officer and Director

/s/ Myles R. Itkin	February 26, 2010
Myles R. Itkin, Principal
Financial Officer and
Principal Accounting Officer

/s/ G. Allen Andreas, III	February 26, 2010
G. Allen Andreas, III, Director

/s/ Alan R. Batkin	February 26, 2010
Alan R. Batkin, Director

/s/ Thomas B. Coleman	February 26, 2010
Thomas B. Coleman, Director

/s/ Charles A. Fribourg	February 26, 2010
Charles A. Fribourg, Director

/s/ Stanley Komaroff	February 26, 2010
Stanley Komaroff, Director

/s/ Solomon N. Merkin	February 26, 2010
Solomon N. Merkin, Director

/s/ Joel I. Picket	February 26, 2010
Joel I. Picket, Director

2009 Annual Report	113

Name	Date

/s/ Ariel Recanati	February 26, 2010
Ariel Recanati, Director

/s/ Oudi Recanati	February 26, 2010
Oudi Recanati, Director

/s/ Thomas F. Robards	February 26, 2010
Thomas F. Robards, Director

/s/ Jean-paul vettier	February 26, 2010
Jean-Paul Vettier, Director

/s/ Michael J. Zimmerman	February 26, 2010
Michael J. Zimmerman, Director

114	Overseas Shipholding Group, Inc.

EXHIBIT INDEX

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

(a)(2)	Schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(c):

3(i)
Certificate of Incorporation of the registrant, as amended to date (filed as Exhibit 3(i) to the registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).

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

4(c)(1)
Credit Agreement dated as February 9, 2006, among the registrant, OSG Bulk Ships, Inc., OSG International, Inc., various lenders, DnB NOR Bank ASA, New York Branch (“DnB”), as administrative agent, HSBC Securities (USA) Inc. (“HSBC”), as documentation agent, Citigroup Global Markets Limited (“Citigroup”) and Nordea Bank Finland, Plc, New York branch (“Nordea”), as bookrunners, and Citigroup, DnB, HSBC and Nordea as lead arrangers (filed as Exhibit 4(e)(6) to the registrant’s Annual Report on Form 10-K for 2005 and incorporated herein by reference).

2009 Annual Report	115

4(c)(2)
Second Pooled Assignment and Amendment dated as of May 10, 2006 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 10, 2006 and incorporated herein by reference).

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

10(i)(c)
Time Charter Party relating to the Overseas Ann dated October 6, 2005 between DHT Ann VLCC Corp. and Ann Tanker Corporation (filed as Exhibit 10.3.1 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(c) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(d)
Time Charter Party relating to the Overseas Chris dated October 6, 2005 between DHT Chris VLCC Corp. and Chris Tanker Corporation (filed as Exhibit 10.3.2 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference, as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(d) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(e)
Time Charter Party relating to the Regal Unity dated October 6, 2005 between DHT Regal Unity VLCC Corp. and Regal Unity Tanker Corporation (filed as Exhibit 10.3.3 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(e) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(f)
Time Charter Party relating to the Overseas Cathy dated October 6, 2005 between DHT Cathy Aframax Corp. and Cathy Tanker Corporation (filed as Exhibit 10.3.4 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(f) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(g)
Time Charter Party relating to the Overseas Sophie dated October 6, 2005 between DHT Sophie Aframax Corp. and Sophie Tanker Corporation (filed as Exhibit 10.3.5 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(g) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(h)
Time Charter Party relating to the Rebecca dated October 6, 2005 between Rebecca Aframax Corp. and Rebecca Tanker Corporation (filed as Exhibit 10.3.6 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(h) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(i)
Time Charter Party relating to the Ania dated October 6, 2005 between DHT Ania Aframax Corp. and Ania Aframax Corporation (filed as Exhibit 10.3.7 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(i) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

116	Overseas Shipholding Group, Inc.

10(i)(j)
Charter Framework Agreement dated October 6, 2005 between Double Hull Tankers, Inc., OSG International, Inc. and each of the Owners and Charterers named therein (filed as Exhibit 10.5 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

*10(iii)(a)
Supplemental Executive Savings Plan of the registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

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

*10(iii)(d)
1999 Non-Employee Director Stock Option Plan of the registrant (filed as Exhibit 10(e)(4) to the registrant’s Annual Report on Form 10-K for 1998 and incorporated herein by reference), as amended by Amendment No. 1 dated May 31, 2004 (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

*10(iii)(e)
Agreement dated January 19, 2004 with an executive officer (filed as Exhibit 10(iii)(v) to the registrant’s Annual Report on Form 10-K for 2003 and incorporated herein by reference), as amended by (i) a letter agreement dated February 15, 2007 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference), (ii) a letter agreement dated February 15, 2007 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference) and (iii) a letter agreement dated December 31, 2008 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(f)
Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(g)
Form of Director and Officer Indemnity Agreement for the directors and officers of the registrant (filed as Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

*10(iii)(h)
2004 Stock Incentive Plan of the registrant as amended and restated as of June 10, 2008 (filed with the SEC on April 29, 2008 as Appendix A to the registrant’s Proxy Statement and incorporated herein by reference), as amended by Amendment No. One dated December 30, 2008 (filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(i)
Form of Amended and Restated Change of Control Protection Agreement dated as of December 31, 2008 with each of three executive officers (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(j)
Form of Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer (filed as Exhibit 10(iii)(j) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(k)
Severance Protection Plan of the registrant effective January 1, 2006 as amended and restated as of December 31, 2008 (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

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

2009 Annual Report	117

*10(iii)(n)
Notice of Eligibility effective as of January 30, 2006 in favor of an executive officer (filed as Exhibit 10(iii)(x) to the registrant’s Annual Report on Form 10-K for 2007 and incorporated herein by reference).

*10(iii)(o)
Notice of eligibility effective as of December 31, 2008 in favor of an executive officer (filed as Exhibit 10(iii)(o) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(p)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

*10(iii)(q)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

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

*10(iii)(t)
Restricted Stock Unit Award dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference), as amended by a letter agreement dated December 31, 2008 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(u)
Nonqualified Stock Option Agreement dated as of February 15, 2007 between registrant and an executive officer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

*10(iii)(v)	Form of Restricted Stock Unit (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 5, 2007 and incorporated herein by reference).

*10(iii)(w)	Agreement dated June 29, 2005 with an executive officer (filed as Exhibit 10 to the registrant’s Current Report on Form 8-K dated July 6, 2005 and incorporated herein by reference).

*10(iii)(x)
Enhanced Severance Plan for Employees Level 21-23 effective as of January 1, 2009 (filed as Exhibit 10(iii)(z) to the registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(y)
Executive Performance Incentive Plan dated June 1, 2004 (filed with the SEC on April 28, 2004 as Appendix B to the registrant’s Proxy Statement and incorporated herein by reference), as amended by Amendment No. 1 dated as of June 10, 2008 (filed as Exhibit 99 to the registrant’s Current Report on Form 8-K dated June 10, 2008 and incorporated herein by reference).

10(iii)(2)
Stock Ownership Guidelines for Senior Management Employees Level 21 and Above (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

10(iii)(aa)	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

10(iii)(bb)	Form of Performance Award (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference).

**21	List of subsidiaries of the registrant.

**23.1	Consent of Independent Registered Public Accounting Firm of the registrant.

118	Overseas Shipholding Group, Inc.

**23.2	Consent of Independent Registered Public Accounting Firm of the registrant.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

2009 Annual Report	119