Form 10-Q
period 2010-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2010-05-07
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Common Shares outstanding as of May 3, 2010 – 30,413,673

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$340,395	$474,690
Short-term investments	—	50,000
Voyage receivables, including unbilled of $127,349 and $113,694	171,107	146,311
Other receivables, including federal income taxes recoverable	101,962	100,140
Inventories, prepaid expenses and other current assets	56,442	46,225
Total Current Assets	669,906	817,366
Capital Construction Fund	40,708	40,698
Restricted cash	—	7,945
Vessels and other property, including construction in progress of $624,691 and $859,307, less accumulated depreciation of $709,710 and $636,799	3,017,987	2,942,233
Deferred drydock expenditures, net	52,106	58,535
Total Vessels, Deferred Drydock and Other Property	3,070,093	3,000,768

Investments in Affiliated Companies	271,470	189,315
Intangible Assets, less accumulated amortization of $24,617 and $22,743	97,214	99,088
Goodwill	9,589	9,589
Other Assets	48,919	43,672
Total Assets	$4,207,899	$4,208,441

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$139,152	$149,891
Current installments of long-term debt	33,933	33,202
Total Current Liabilities	173,085	183,093
Long-term Debt	1,700,303	1,813,289
Deferred Gain on Sale and Leaseback of Vessels	71,887	82,500
Deferred Federal Income Taxes ($202,544 and $205,295) and Other Liabilities	263,114	261,704
Total Liabilities	2,208,389	2,340,586

Equity:
Overseas Shipholding Group, Inc.’s Equity	1,999,510	1,867,855
Total Equity	1,999,510	1,867,855
Total Liabilities and Equity	$4,207,899	$4,208,441

See notes to condensed consolidated financial statements

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Shipping Revenues:
Pool revenues, including $23,461 and $39,275 received from companies accounted for by the equity method	$108,584	$136,404
Time and bareboat charter revenues	65,546	87,369
Voyage charter revenues	95,624	101,031
	269,754	324,804
Operating Expenses:
Voyage expenses	39,893	32,015
Vessel expenses	64,074	73,530
Charter hire expenses	90,614	111,342
Depreciation and amortization	41,926	43,881
General and administrative	26,829	27,300
Severance and relocation costs	—	2,169
Shipyard contract termination costs	(231)	35,885
(Gain)/Loss on disposal of vessels, net of impairments in 2010	2,256	(129,863)
Total Operating Expenses	265,361	196,259
Income from Vessel Operations	4,393	128,545
Equity in Income/(Loss) of Affiliated Companies	(2,298)	2,472
Operating Income	2,095	131,017
Other Income/(Expense)	(146)	2,305
	1,949	133,322
Interest Expense	(12,294)	(11,372)
Income/(Loss) before Federal Income Taxes	(10,345)	121,950
Credit for Federal Income Taxes	992	1,312
Net Income/(Loss)	(9,353)	123,262
Less: Net Income Attributable to the Noncontrolling Interest	—	(1,512)
Net Income/(Loss) Attributable to Overseas Shipholding Group, Inc.	$(9,353)	$121,750

Weighted Average Number of Common Shares Outstanding:
Basic	27,760,420	26,865,843
Diluted	27,760,420	26,878,841
Per Share Amounts:
Basic net income/(loss) attributable to Overseas Shipholding Group, Inc. common stockholders	$(0.34)	$4.53
Diluted net income/(loss) attributable to Overseas Shipholding Group, Inc. common stockholders	$(0.34)	$4.53
Cash dividends declared	$0.4375	$0.4375

See notes to condensed consolidated financial statements

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income/(loss)	$(9,353)	$123,262
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	41,926	43,881
Loss on write-down of vessels	3,607	—
Amortization of deferred gain on sale and leasebacks	(10,613)	(11,512)
Compensation relating to restricted stock and
stock option grants	2,740	3,081
Provision/(credit) for deferred federal income taxes	(1,118)	(1,693)
Unrealized (gains)/losses on forward freight agreements and bunker swaps	(54)	(1,083)
Undistributed earnings of affiliated companies	7,791	2,874
Other – net	1,172	2,028
Items included in net income/(loss) related to investing and financing activities:
Loss on sale or write-down of securities – net	458	269
Gain on disposal of vessels – net	(1,351)	(129,863)
Payments for drydocking	(1,945)	(5,920)
Changes in operating assets and liabilities	(47,472)	80,649
Net cash provided by/(used in) operating activities	(14,212)	105,973
Cash Flows from Investing Activities:
Disposal of short-term investments	50,000	—
Proceeds from sales of investments	190	—
Expenditures for vessels	(112,054)	(71,992)
Withdrawals from Capital Construction Fund	—	8,265
Proceeds from disposal of vessels	—	239,505
Expenditures for other property	(568)	(1,721)
(Investments in and advances to)/Distributions from affiliated companies – net	(92,251)	12,452
Shipyard contract termination payments	(839)	(17,336)
Other – net	1,351	(49)
Net cash provided by/(used in) investing activities	(154,171)	169,124
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	158,155	—
Decrease in restricted cash	7,945	—
Purchases of treasury stock	(1,281)	(980)
Issuance of debt, net of issuance costs	289,789	—
Payments on debt and obligations under capital leases	(407,947)	(15,373)
Cash dividends paid	(11,809)	(11,773)
Issuance of common stock upon exercise of stock options	374	131
Distributions from subsidiaries to noncontrolling interest owners	—	(2,627)
Other – net	(1,138)	(17)
Net cash provided by/(used in) financing activities	34,088	(30,639)
Net increase/(decrease) in cash and cash equivalents	(134,295)	244,458
Cash and cash equivalents at beginning of year	474,690	343,609
Cash and cash equivalents at end of period	$340,395	$588,067

See notes to condensed consolidated financial statements

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Overseas Shipholding Group, Inc. Stockholders
	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Overseas Shipholding Group, Inc.	Noncontrolling
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Stockholders	Interest	Total
Balance at January 1, 2010	$40,791	$262,117	$2,465,949	13,933,435	$(840,238)	$(60,764)	$1,867,855	$—	$1,867,855
Net Income/(Loss)			(9,353)				(9,353)		(9,353)
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						384	384		384
Effect of Derivative Instruments						(6,861)	(6,861)		(6,861)
Effect of Pension and Other Postretirement Benefit Plans						(694)	(694)		(694)
Comprehensive Income							(16,524)		(16,524)
Cash Dividends Declared			(11,809)				(11,809)		(11,809)
Issuance of Common Stock	3,500	154,655					158,155		158,155
Issuance of Restricted Stock Awards		(810)		(70,748)	810		—		—
Compensation Related to Options Granted		994					994		994
Amortization of Restricted Stock Awards		1,746					1,746		1,746
Options Exercised and Employee Stock Purchase Plan		217		(12,313)	157		374		374
Purchases of Treasury Stock				25,046	(1,281)		(1,281)		(1,281)
Balance at March 31, 2010	$44,291	$418,919	$2,444,787	13,875,420	$(840,552)	$(67,935)	$1,999,510	$—	$1,999,510

Balance at January 1, 2009	$40,791	$224,522	$2,442,907	13,898,541	$(838,994)	$(146,359)	$1,722,867	$101,766	$1,824,633
Net Income			121,750				121,750	1,512	123,262
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						(1,015)	(1,015)		(1,015)
Effect of Derivative Instruments						35,637	35,637		35,637
Effect of Pension and Other Postretirement Benefit Plans						(765)	(765)		(765)
Comprehensive Income							155,607	1,512	157,119
Cash Dividends Declared			(11,773)				(11,773)		(11,773)
Compensation Related to Options Granted		1,256					1,256		1,256
Amortization of Restricted Stock Awards		1,825					1,825		1,825
Options Exercised and Employee Stock Purchase Plan		45		(6,806)	86		131		131
Purchases of Treasury Stock				36,368	(980)		(980)		(980)
Distributions from Subsidiary to Noncontrolling Interest Owners								(2,627)	(2,627)
Balance at March 31, 2009	$40,791	$227,648	$2,552,884	13,928,103	$(839,888)	$(112,502)	$1,868,933	$100,651	$1,969,584

*     Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of March 31, 2010.
**   Amounts are net of tax.
See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
Dollars in thousands	2010	2009
Net income/(loss) attributable to Overseas Shipholding Group, Inc.	$(9,353)	$121,750
Common shares outstanding, basic:
Weighted average shares outstanding, basic	27,760,420	26,865,843
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	27,760,420	26,865,843
Dilutive equity awards	—	12,998
Weighted average shares outstanding, diluted	27,760,420	26,878,841

Awards of 1,736,224 and 1,737,015 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three months ended March 31, 2010 and 2009 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended March 31, 2010:
Shipping revenues	$150,477	$65,422	$1,935	$51,920	$269,754
Time charter equivalent revenues	132,132	50,121	1,935	45,673	229,861
Depreciation and amortization	18,399	8,946	1,537	13,044	41,926
Adjustment to shipyard contract termination costs	—	—	—	231	231
Gain/(loss) on disposal of vessels	(55)	63	—	1,343	1,351
Loss on write-down of vessels	—	—	—	3,607	3,607
Income from vessel operations	36,702	1,314	(137)	(4,632)	33,247
Equity in income/(loss) of affiliated companies	(4,216)	—	1,633	285	(2,298)
Investments in affiliated companies at March 31, 2010	212,011	1,350	57,782	327	271,470
Total assets at March 31, 2010	1,917,528	788,554	66,835	932,838	3,705,755
Expenditures for vessels	55,693	31,870	—	24,491	112,054
Payments for drydockings	200	134	15	1,596	1,945

Three months ended March 31, 2009:
Shipping revenues	173,009	82,829	1,935	67,031	324,804
Time charter equivalent revenues	159,986	71,185	1,934	59,684	292,789
Depreciation and amortization	17,877	11,803	1,616	12,585	43,881
Shipyard contract termination costs	—	—	—	35,885	35,885
Gain on disposal of vessels	129,954	—	(91)	—	129,863
Income from vessel operations	43,959	11,516	(210)	8,771	64,036
Equity in income of affiliated companies	(335)	—	2,242	565	2,472
Investments in affiliated companies at March 31, 2009	101,821	900	22,424	601	125,746
Total assets at March 31, 2009	1,713,564	739,414	32,333	763,742	3,249,053
Expenditures for vessels	2,943	59,772	(226)	9,503	71,992
Payments for drydocking	2,795	2,843	—	282	5,920

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting (continued):

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended March 31,
In thousands	2010	2009
Time charter equivalent revenues	$229,861	$292,789
Add: Voyage expenses	39,893	32,015
Shipping revenues	$269,754	$324,804

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

Reconciliations of income from vessel operations of the segments to income/(loss) before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations follow:

	Three Months Ended March 31,
In thousands	2010	2009
Total income from vessel operations of all segments	$33,247	$64,036
General and administrative expenses	(26,829)	(27,300)
Severance and relocation costs	—	(2,169)
Shipyard contract termination costs	231	(35,885)
Gain/(loss) on disposal of vessels, net of impairments	(2,256)	129,863
Consolidated income from vessel operations	4,393	128,545
Equity in income/(loss) of affiliated companies	(2,298)	2,472
Other income/(expense)	(146)	2,305
Interest expense	(12,294)	(11,372)
Income/(loss) before federal income taxes	$(10,345)	$121,950

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of March 31,	2010	2009
Total assets of all segments	$3,705,755	$3,249,053
Corporate cash and securities, including Capital Construction Fund	381,103	628,591
Other unallocated amounts	121,041	131,223
Consolidated total assets	$4,207,899	$4,008,867

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels:

As of March 31, 2010, the Company had remaining commitments for vessels to be wholly owned by the Company of $412,662,000 on non-cancelable contracts for the construction or purchase of 11 vessels (two VLCCs, four Panamax Product Carriers, four Handysize Product Carriers and one ATB). These vessels are scheduled for delivery between 2010 and 2011.

During the third quarter of 2009, the Company recorded impairment charges aggregating $12,500,000 to write down the carrying amount of two U.S. Flag vessels, an older double-hulled tanker with an inefficient gas turbine engine and one of its four single-hulled vessels, which have limited remaining useful lives, to their estimated fair values as of September 30, 2009. During the first quarter of 2010, the Company recorded an additional impairment charge of $3,607,000 to write down the carrying values of two of its U.S. Flag vessels, the older double-hulled tanker referred to above and another one of its four single-hulled vessels, to their estimated net fair values as of March 31, 2010, using estimates of discounted future cash flows for each of the vessels.

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

On March 13, 2009, the Company entered into a termination agreement with Bender. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units, (2) assume certain specified obligations related to construction of the units and (3) render a payment of $14,000,000 to a third party for the release of priority liens on the vessels being transferred to the Company. As of March 31, 2010, the amounts referred to in (1), (2) and (3) above are estimated to approximate $46,000,000 of which $26,729,000 has been charged to expense from the date of the termination agreement through March 31, 2010. The Company completed construction of one of the above ATBs in the first quarter of 2010 and intends to complete one additional ATB and the two tugboats at alternative shipyards.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2010, the Company had a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to FSOs, one of which commenced service on January 4, 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years ending in 2017. The service contracts provide for two ULCCs to be converted to FSOs. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009. Conversion of both vessels to FSOs was delayed. The FSO Asia completed conversion in November 2009 and costs incurred subsequent thereto have been expensed. The FSO Asia experienced mechanical problems and effective hook-up did not occur until January 5, 2010. The service contract for the FSO Africa (formerly named the TI Africa) required that its conversion to an FSO be completed and it begins providing FSO services to MOQ by January 19, 2010 (the “Africa Cancellation Date”). On January 21, 2010, MOQ issued a notice of cancellation to the joint venture partners concerning the FSO Africa service contract due to the delayed delivery. The joint venture partners contest MOQ’s right to terminate the contract. The FSO Africa was completed on March 14, 2010. Commercial discussions with various parties concerning the employment of the FSO Africa are ongoing, but no assurance can be given concerning the outcome of these discussions. The Company reviewed the FSO Africa for impairment based upon the information that was known to it as of December 31, 2009. This evaluation did not result in an impairment charge being recognized as of December 31, 2009. The assumptions used in that impairment analysis have not subsequently changed in any material way.

The service contracts provided for the payment of liquidated damages by the joint ventures to MOQ for delays in delivery of the FSOs. Such liquidated damages, which were payable either through the date of delivery of the FSO Asia or termination of the service contract of the FSO Africa, were expensed by the joint venture as incurred.

The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture has entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of March 31, 2010, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $429,000. As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period currently ending in the second quarter of 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000,000 as of January 21, 2010. The outstanding balance applicable to the FSO Africa under the facility and the amount of collateral posted was reduced to $133,000,000 as of March 31, 2010. The joint venture has entered into floating-to-fixed interest rate swaps with major financial institutions that are being accounted for as cash flow hedges as of December 31, 2009. The interest rate swaps, covering notional amounts aggregating $460,085,000, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commenced in the third quarter of 2009 and have maturity dates ranging from July to September 2017. As of March 31, 2010, the Company concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, in the first quarter of 2010, the Company recognized a loss of $4,548,000, representing its share of amounts previously included in accumulated comprehensive income/(loss) by the joint venture for the interest rate swaps associated with the FSO Africa. As of March 31, 2010, the joint venture has recorded a liability of $20,591,000 for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amount ($5,022,000) is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $840,399,000 at March 31, 2010, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of March 31, 2010, the joint venture has recorded a liability of $77,543,000 for the effective portion of the fair value of these swaps. The Company’s share of such amount is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended March 31,
In thousands	2010	2009
Shipping revenues	$72,103	$60,344
Ship operating expenses	(51,190)	(41,912)
Income from vessel operations	20,913	18,432
Other income/(expense)	(411)	(159)
Interest expense *	(27,006)	(12,786)
Net income/(loss)	$(6,504)	$5,487

* Interest is net of amounts capitalized in connection with vessel construction of $509 (2010) and $1,484 (2009).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F – Variable Interest Entities (“VIEs”):

At March 31, 2010, the Company participates in five commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

The Company enters into joint ventures to take advantage of commercial opportunities. The Company has entered into three joint ventures with different partners (see Note E). In each joint venture, the Company has the same relative rights and obligations and financial risks and rewards as its partners. The Company evaluated all eight arrangements to determine if they were variable interest entities (“VIEs”). The Company determined that two of the pools and one of the joint ventures met the criteria of a VIE and, therefore, the Company reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

Accounting guidance requires a company to determine qualitatively if it is the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company reviewed the legal documents which govern the creation and management of the VIEs and also analyzed its involvement to determine if the Company was a primary beneficiary in any of the VIEs.

The formation agreements for each of the two commercial pools are similar and state that the board of each pool has decision making power over their significant decisions. In addition, all such decisions must be approved unanimously by the respective boards. Since the Company shares power to make all significant economic decisions that affect these pools and does not control a majority of either of the boards, the Company is not considered a primary beneficiary of either of the pools.

The joint venture formed to convert two ULCCs to FSOs, which was determined to be a VIE, was formed by the Company and one other entity, each with a 50% interest. The formation agreements state that all significant decisions must be approved by the majority of the board. As a result, the Company shares power to make all significant economic decisions that affect this joint venture and does not control a majority of the board and is not considered a primary beneficiary. Accordingly, the Company accounts for this investment under the equity method of accounting. A VIE for which the Company is determined to be the primary beneficiary is required to be consolidated in its financial statements.

The joint venture’s formation agreements require the Company and its joint venture partner to provide financial support as needed. The Company has provided and will continue to provide such support as described in Note E.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F – Variable Interest Entities (continued):

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs described above as of March 31, 2010:

In thousands	Consolidated Balance Sheet
Investments in Affiliated Companies	$211,889
Deferred Federal Income Taxes and Other Liabilities (1)	429

(1)   Represents the Company’s valuation of its several guarantee of a joint venture’s outstanding debt at March 31, 2010.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt that exceeds the amount of cash collateral already posted by the joint venture. The Company’s share of such cash collateral (approximately $66,332,000) was advanced to the joint venture in the first quarter of 2010 and is included in investments in affiliated companies. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at March 31, 2010.

In thousands	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Federal Income Taxes and Other Liabilities	$429	$334,500

In addition, as of March 31, 2010, the Company had approximately $18,450,000 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2010. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

Short-term investments—The carrying amounts reported in the consolidated balance sheet for short-term investments, which consisted of interest-bearing time deposits approximated their fair value.

Restricted cash—The carrying amounts reported in the consolidated balance sheet for restricted cash, which consisted of interest-bearing deposits approximated their fair value.

Debt—The fair values of the Company’s debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

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

Foreign Currency Contracts—The fair value of foreign currency contracts is the estimated amount that the Company would receive or pay to terminate the contracts at the reporting date, which include an adjustment for the counterparty or the Company’s credit risk, as appropriate.

The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009, other than derivatives, follow:

	March 31, 2010		December 31, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair value
Financial assets (liabilities)
Cash and cash equivalents	$340,395	$340,395	$474,690	$474,690
Short-term investments	—	—	50,000	50,000
Restricted cash	—	—	7,945	7,945
Capital Construction Fund	40,708	40,708	40,698	40,698
Debt	(1,734,236)	(1,684,682)	(1,846,491)	(1,760,868)

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to short-term charter rates, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce its exposure to changes in the spot market rates earned by some of its vessels or protect the Company against future increases in bunker prices in the normal course of its shipping business. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. These contracts expire on various dates through September 2010. As of March 31, 2010, those FFAs and bunker swaps, with future settlement dates, that qualify as cash flow hedges cover approximately one VLCC, representing aggregate volumes of 660,000 metric tons (“mts”) and 9,600 mts, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately
Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

$402,300,000 at March 31, 2010 pursuant to which it pays fixed rates ranging from 3.2% to 4.7% and receives floating rates based on the London interbank offered rate ("LIBOR") (approximately 0.30% at March 31, 2010). These agreements contain no leverage features and have various final maturity dates ranging from March 2011 to August 2014.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates which management considers favorable. At March 31, 2010, the notional amounts of the foreign currency forward contracts aggregated approximately £12,000,000 and €22,400,000 settling monthly through March 2011 and such contracts qualify as cash flow hedges.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
In thousands at March 31, 2010	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$—	Accounts payable, accrued expenses and other current liabilities	$(210)
	Accounts payable, accrued expenses and other current liabilities	2	Inventories, prepaid expenses and other current assets	(93)

Interest rate swaps:
Current portion	Other receivables, including federal income taxes recoverable.	—	Accounts payable, accrued expenses and other current liabilities	(11,053)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	(6,009)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	—	Accounts payable, accrued expenses and other current liabilities	(1,949)
Total derivatives designated as hedging instruments		$2		$(19,314)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$115	Accounts payable, accrued expenses and other current liabilities	$(201)
	Accounts payable, accrued expenses and other current liabilities	71	Inventories, prepaid expenses and other current assets	(6)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	—
	Deferred federal income taxes and other liabilities	—	Other assets	—
Total derivatives not designated as hedging instruments		$186		$(207)

Total derivatives		$188		$(19,521)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

	Asset Derivatives		Liability Derivatives
In thousands at December 31, 2009	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Prepaid expenses and other current assets	$—	Accounts payable, accrued expenses and other current liabilities	$—
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	—

Interest rate swaps:
Current portion	Other receivables	—	Accounts payable, accrued expenses and other current liabilities	(10,847)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	(4,484)

Foreign currency contracts:
Current portion	Prepaid expenses and other current assets	—	Accounts payable, accrued expenses and other current liabilities	(492)
Total derivatives designated as hedging instruments		$—		$(15,823)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Prepaid expenses and other current assets	$394	Accounts payable, accrued expenses and other current liabilities	$(457)
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	(11)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	—
	Deferred federal income taxes and other liabilities	—	Other assets	—
Total derivatives not designated as hedging instruments		$394		$(468)

Total derivatives		$394		$(16,291)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of cash flow hedging relationships on the balance sheet as of March 31, 2010 and December 31, 2009 follows:

	Amount of Derivative Gain or (Loss) Reclassified to Accumulated Other Comprehensive Income/(Loss) (Effective Portion)
In thousands	March 31, 2010	December 31, 2009

FFAs and bunker swaps	$(300)	$1,150
Interest rate swaps	(57,261)	(53,307)
Foreign currency contracts	(1,949)	(492)
Total	$(59,510)	$(52,649)

The effect of cash flow hedging relationships on the statement of operations for the three months ended March 31, 2010 and 2009 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss)		Ineffective Portion
In thousands for the quarter ended March 31, 2010	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	Shipping revenues	$1,770	Shipping revenues	$	─

Interest rate swaps	Interest expense	(1,377)	Interest expense		─

Foreign currency contracts	General and administrative expenses	(194)	General and administrative expenses		─
Total		$199		$	─

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss)		Ineffective Portion
In thousands for the quarter ended March 31, 2009	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	Shipping revenues	$(3,821)	Shipping revenues	$147

Interest rate swaps	Interest expense	(1,971)	Interest expense	─

Foreign currency contracts	General and administrative expenses	(23)	General and administrative expenses	(8)
Total		$(5,815)		$139

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the three months ended March 31, 2010 and 2009 are as follows:

		Three Months Ended March 31,
In thousands	Location	2010	2009
FFAs and bunker swaps	Other Income/(Expense)	$(68)	$672

Fair Value Hierarchy

The following tables present the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

In thousands	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities) at March 31, 2010:
Available-for-sale marketable securities	$706	$706		$—
Derivative Assets	$16	$16	(1)	$—
Derivative Liabilities	$(19,349)	$(338	)(1)	$(19,011	)(2)

Assets/(Liabilities) at December 31, 2009:
Available-for-sale marketable securities	$652	$652		$—
Derivative Assets	$383	$383	(1)	$—
Derivative Liabilities	$(16,280)	$(457	)(1)	$(15,823	)(3)

1  Forward Freight Agreements and Bunker Swaps
2 Standard interest rate swaps (liability of $17,062) and foreign currency contracts (liability of $1,949)
3  Standard interest rate swaps (liability of $15,331) and foreign currency contracts (liability of $492)

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis as of March 31, 2010 (in thousands):

Description	Level 3: Significant unobservable inputs	Fair Value	Total Losses
Assets:
U.S. Flag impairment - Vessels held for use (1)	$3,865	$3,865	$(3,607)

[1]
A pre-tax impairment charge of $3,607 was recorded in the first quarter of 2010, related to the U.S. Flag segment. The fair value measurement used to determine the impairment was based upon the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant’s weighted average cost of capital.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. The amounts received as collateral related to derivative fair value positions were not material at March 31, 2010.

Note H — Debt:

On March 29, 2010, the Company issued $300,000,000 principal amount of senior unsecured notes at a discount pursuant to a Form S-3 shelf registration filed March 22, 2010. The notes are due in March 2018 and have a coupon of 8.125%. The Company received proceeds of approximately $289,789,000, after deducting expenses.

As of March 31, 2010, the Company had unused long-term credit availability of approximately $1,415,000,000, which reflects $1,867,000 of letters of credit issued principally in connection with collateral requirements for derivative transactions.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of March 31, 2010, approximately 42.1% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $15,051,000 and $11,752,000 for the three month periods ended March 31, 2010 and 2009, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note I — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2010 and 2009. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of the less than 50% owned foreign shipping joint ventures was required as of March 31, 2010, because the Company intends to indefinitely reinvest such earnings ($85,000,000 at March 31, 2010). The unrecognized deferred U.S. income taxes attributable thereto approximated $30,000,000.

As of March 31, 2010, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,400,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $840,000,000.

The components of the provision/(credit) for income taxes follow:
	Three Months Ended March 31,
In thousands	2010	2009
Current	$126	$381
Deferred	(1,118)	(1,693)
	$(992)	$(1,312)

At December 31, 2009, the Company had a reserve of approximately $5,292,000 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than “more likely than not.” There was no material change in the reserve during the three months ended March 31, 2010.

Note J — Capital Stock and Stock Compensation:

In June 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock from time-to-time. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of March 31, 2010, the Company had repurchased 3,798,200 shares of its common stock under the 2008 program (all prior to December 31, 2008).

In the first three months of 2010, the Company awarded a total of 71,008 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the three months ended March 31, 2010 was $43.40 per share (the market price at date of grant). In addition, in the first three  months of 2010, options covering 141,988 shares were granted at the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the three months ended March 31, 2010 was $43.40 per share (the market price at date of grant). The grant date fair value of options granted during the three months ended March 31, 2010 was $13.53 per share.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note J — Capital Stock and Stock Compensation (Continued):

In the first three months of 2010, the Company granted a total of 44,142 performance related restricted stock units to covered employees. The Company did not make any performance related restricted stock unit awards during the first three months of 2009. Each performance unit represents a contingent right to receive shares of common stock, based on a formula, if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured. The performance units have no voting rights and may not be transferred or otherwise disposed of. The covered employees are entitled to dividends in the form of additional performance units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the covered employee on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date. The performance units resulting from the reinvested dividends will convert into shares of common stock, using the formula contained in the original grant and will vest at the end of the performance period. At the date of grant of the performance related restricted stock awards, the fair market value of the Company’s stock was $43.40 per share. The estimated weighted average grant-date fair value of the performance related restricted stock awards in the first three months of 2010 was $52.43 per share.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

Note K — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands as of	March 31, 2010	December 31, 2009
Unrealized losses on available-for-sale securities	$—	$(384)
Unrealized losses on derivative instruments	(59,510)	(52,649)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(8,425)	(7,731)
	$(67,935)	$(60,764)

Included in accumulated other comprehensive income/(loss) at March 31, 2010 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $71,000 ($46,000 net of tax), unrecognized prior service costs of $1,969,000 ($1,280,000 net of tax) and unrecognized actuarial losses of $10,922,000 ($7,099,000 net of tax).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

 Note L — Leases:

1.	Charters-in:

As of March 31, 2010, the Company had commitments to charter-in 53 vessels all of which are, or will be, accounted for as operating leases. Twenty four are bareboat charters and 29 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:
Dollars in thousands at March 31, 2010	Amount	Operating Days
2010	$113,688	6,048
2011	153,241	7,935
2012	156,685	8,052
2013	156,526	8,030
2014	146,666	6,465
Thereafter	292,652	14,874
Net minimum lease payments	$1,019,458	51,404

Time Charters-in:
Dollars in thousands at March 31, 2010	Amount	Operating Days
2010	$164,120	8,159
2011	194,924	9,287
2012	135,362	6,551
2013	84,779	4,940
2014	78,510	4,773
Thereafter	196,709	12,038
Net minimum lease payments	$854,404	45,748

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

Note L — Leases (continued):

2.	Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at March 31, 2010	Amount	Revenue Days
2010	$193,100	5,671
2011	217,801	4,922
2012	143,634	2,778
2013	105,051	1,820
2014	76,588	1,234
Thereafter	13,389	182
Net minimum lease payments	$749,563	16,607

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

Note M — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen), and postretirement health care and life insurance plans was not material during the three months ended March 31, 2010 and 2009.

The Company expects that its required contribution in 2010 with respect to its domestic defined benefit pension plan will be approximately $2,925,000, of which $75,000 was funded during the three months ended March 31, 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note N — Other Income/(Expense):

Other income/(expense) consists of:

	Three Months Ended March 31,
In thousands	2010	2009
Investment income:
Interest and dividends	$333	$1,199
Loss on sale of securities and other investments and write-down of securities	(458)	(269)
	(125)	930
Gain/(loss) on derivative transactions	(68)	672
Miscellaneous — net	47	703
	$(146)	$2,305

Note O — Severance and Relocation Costs:

The Company entered into an agreement effective February 1, 2009 in connection with the resignation of one of its senior officers. The agreement provides for payments aggregating approximately $1,200,000 to be made to such senior officer in accordance with the Company’s amended and restated Severance Protection Plan, which was effective December 31, 2008. The Company recognized the expense in the first quarter of 2009. In addition, in the first quarter of 2009, the Company completed a review of staffing requirements for its U.S. Flag business. In connection therewith, six employees were terminated and certain employees were relocated from the New York headquarters office to the Tampa office. In connection with such staff reductions, the Company recorded $514,000 in severance costs and $600,000 in relocation costs in the first quarter of 2009. An additional $148,000 in relocation expenses was recorded in the second quarter of 2009.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of March 31, 2010 consisted of 110 vessels aggregating 11.7 million dwt and 864,800 cbm, including 47 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 110 vessels, charters-in for 6 vessels are scheduled to commence upon delivery of the vessels between 2010 and 2011 and 11 newbuilds are scheduled for delivery between 2010 and 2011, bringing the total operating and newbuild fleet to 127 vessels.

Operations:
The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy and level of OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (Voyage Charter) and long-term (Time or Bareboat Charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Overview

Average spot rates for VLCCs during the first quarter of 2010 were higher than the first quarter of 2009, bolstered by strong Asian oil demand, specifically in China and India, where seaborne crude oil imports rose significantly. Rates realized in the other crude oil vessel categories (Suezmaxes, Aframaxes and Panamaxes) and in Product Carriers were, however, between 9% and 23% below rates in the first quarter of 2009. First quarter 2010 rates improved significantly in all tanker categories compared with the fourth quarter of 2009, albeit from low levels.

The strength in the VLCC market is attributable to a significant increase in long-haul crude oil movements to China where strong oil demand growth resulted in record high refining runs. First quarter refining runs in China were approximately 25% (about 1.5 million b/d) greater than in the first quarter of 2009. As local production remained relatively constant, China imported incremental crude oil volumes from such long-haul sources as West Africa, South America and the Middle East, increasing tonne-mile demand. Refinery runs in India also reached a record high level in the first quarter of 2010 because of new refining capacity that came on-stream during 2009 and throughput levels at Reliance refinery that exceeded nameplate capacity.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Lower comparative rates in other crude tanker categories and Product Carriers reflected an increase in newbuilding tonnage that entered the market during the preceding year and lower oil demand due to reductions in both clean product inventories and Atlantic Basin refinery utilization levels. Refinery runs in the Atlantic Basin in the first quarter of 2010 were at their lowest level in over a decade as seaborne import demand for crude oil declined.

Approximately 60 tankers were being used to store clean products, primarily middle distillates as of the end of March 2010, about 50% less than the number so employed at the beginning of 2010. This sizable reduction occurred as an increase in the prompt price for middle distillates caused the oil price contango to narrow and resulted in an increase in the number of storage cargoes that were discharged. This affected all tanker vessel classes.

Most of the single hull vessels that were trading at the beginning of 2010 will likely be scrapped this year in accordance with IMO mandates. Scrap prices over $400 per lightweight ton during the first quarter of 2010 provided shipowners an incentive to remove approximately 46 tankers from the trading fleet, including 13 VLCCs.

First quarter OPEC production averaged approximately 29.1 million b/d or 600,000 b/d more than the first quarter of 2009. Over 75% of the increased production was centered in West Africa and destined for Asia. The remaining increase was split between Middle East and South American OPEC members and again primarily destined for Asia. OPEC member production quota compliance stood at 55% in March 2010, down significantly from 83% in March 2009.

World oil demand during the first quarter of 2010 was approximately 86.3 million b/d, an increase of 2.2%, or 1.85 million b/d, compared with the first quarter of 2009. All of the increase in demand occurred in non-OECD countries, including Asia, Middle East, FSU and Latin America. This increase was somewhat offset by a 1.6% decline in demand in OECD countries, mostly accounted for by a 5.1% decline in European demand.

Crude oil and Product Carrier fleets increased slightly during the first quarter of 2010 as the number of single hull scrappings substantially offset additions. The increases in fleet size ranged from less than 1% for Panamaxes to about 3% for Suezmaxes. The increase in fleet size coupled with the decline in demand requirements in the Atlantic Basin kept rates under pressure.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended March 31,
	2010	2009
Average	$45,300	$40,400
High	$93,900	$80,700
Low	$13,500	$15,500
 * Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the first quarter of 2010 averaged $45,300 per day, 12% above those in the first quarter of 2009 and more than double those in the fourth quarter of 2009. First quarter rates reflected increased long haul movements to Asia somewhat offset by reduced crude oil shipments to Western destinations and an increase in available tonnage.

Rates in the first quarter were supported by an increase in OPEC production levels, especially in West Africa, and from additional movements of crude oil from Brazil to China. Angolan production increased by approximately 250,000 b/d compared with the first quarter of 2009, with this incremental production destined for China. Exports from the Middle East to China also increased by about 200,000 b/d with Iraq and Saudi Arabia the principal suppliers. Refinery runs in India reached a record 3.9 million b/d, which required an increase in crude oil imports. Additionally, shipowners have continued to slow steam their vessels to compensate for high bunker prices, reducing tanker fleet efficiency levels but benefiting tanker rates.

Overall refinery utilization levels in the U.S. in the first quarter of 2010 decreased to 80.6% from   81.7% in the same timeframe of 2009. This represented the lowest first quarter refinery utilization level in over 20 years, reducing seaborne import requirements.

The VLCC fleet increased in the first quarter of 2010, with 17 deliveries offset by 13 deletions. Additionally 24 VLCCs were utilized to store crude oil and clean products during the first quarter of 2010 compared with approximately 35 VLCCs in the first quarter of 2009.

The number of VLCCs in service as of March 31, 2010 was 541 vessels (162.0 million dwt), including 77 single hull tankers, of which 51 are currently trading.  The VLCC orderbook totaled 195 vessels (60.7 million dwt) at March 31, 2010, equivalent to approximately 37% of the existing VLCC fleet, based on deadweight tons.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended March 31,
	2010	2009
Average	$30,500	$37,500
High	$64,000	$49,200
Low	$16,400	$21,000
* Based on West Africa to U.S. Gulf Coast

Average rates for Suezmaxes during the first quarter of 2010 averaged $30,500 per day, approximately 19% lower than the corresponding year ago quarter, but 59% higher than the fourth quarter of 2009. Weaker rates relative to a year ago mainly reflected an increase in the size of the Suezmax fleet and a reduction in crude oil exports from Russian ports.

First quarter 2010 crude oil exports by Russia from Black Sea and Baltic Sea ports decreased by approximately 300,000 b/d compared with the first quarter of 2009. Higher domestic demand in Russia combined with maintenance at Primorsk and stormy weather in the Black Sea were the main factors behind the decline.  Additionally, Russia has recently been shifting its crude oil export orientation away from its western ports toward its Pacific coast port of Kozimo to meet the growing demand for oil in the Pacific Basin.

While crude oil production in Angola and Nigeria increased relative to year-ago levels, most of this additional production was transported to Asia on VLCCs. Crude oil exports from West Africa to the U.S. East Coast declined in the first quarter of 2010 compared with the first quarter of 2009 as U.S. East Coast refinery runs declined by 10%.

The entry of 17 newbuildings into the Suezmax market also put pressure on first quarter 2010 rates, as did a significant reduction in the number of Suezmaxes used for floating storage. The world Suezmax fleet increased during the quarter by a net of 13 vessels to 403 vessels (61.7 million dwt) at March 31, 2010. The Suezmax orderbook of 132 vessels (20.5 million dwt) at March 31, 2010 represented 33% of the existing Suezmax fleet, based on deadweight tons.

 International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended March 31,
	2010	2009
Average	$22,000	$24,200
High	$41,000	$73,000
Low	$11,300	$8,700
* Based on Caribbean to the U.S .Gulf and Atlantic Coasts

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Rates for Aframaxes operating in the Caribbean during the first quarter of 2010 averaged $22,000 per day, a decrease of 9% from the first quarter of 2009 but an increase of 89% from the fourth quarter of 2009.

The reductions in refining levels during the first quarter of 2010 in both the U.S. and Europe had a negative impact on Aframax rates. Refinery runs in Europe are estimated to have declined from 12.6 million b/d (79.6% utilization rate) in the first quarter of 2009 to 12.0 million b/d (76% utilization rate) during the first quarter of 2010.  Production declines in key Aframax loading areas also contributed to a reduction in Aframax demand. North Sea crude oil production in the first quarter declined approximately 400,000 b/d compared with the first quarter of 2009. Crude output in the North Sea as well as crude oil exported from Russian ports in the Black and Baltic Seas are expected to remain below year ago levels, which could keep pressure on Aframax freight rates.

Refinery maintenance activities in both Europe and in the U.S. curtailed refinery runs and reduced crude oil import requirements. U.S. refinery maintenance peaked in March, while European maintenance is expected to peak in April following a normal first quarter 2010 maintenance period. Refinery closures, the idling of Total’s European refineries due to worker strikes, and unplanned refinery outages in South America and the Caribbean also adversely impacted crude requirements reducing tonne-mile demand for crude tonnage other than VLCCs.

The world Aframax fleet reached 851 vessels (89.4 million dwt) at March 31, 2010, an increase of approximately 2% since the beginning of the year. The Aframax orderbook was 155 vessels (16.9 million dwt) at March 31, 2010, representing 19% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes - Crude and Residual Oil*
	Three Months Ended March 31,
	2010	2009
Average	$16,300	$21,300
High	$24,900	$38,000
Low	$3,500	$5,000
 *Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual fuel oil averaged $16,300 per day during the first quarter of 2010, 23% lower than the first quarter of 2009 but almost 90% above the fourth quarter of 2009.

Muted demand for crude and fuel oil on both sides of the Atlantic Basin led to an oversupply of Panamaxes in the Caribbean. Unlike the situation in the first quarter of last year, when higher freight rates in Europe provided the incentive to reposition tankers into the U.K. / Mediterranean markets, rates in the Mediterranean this year were weak. Additionally, charterers were able to benefit from economies of scale by combining cargoes on Aframaxes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Crude oil production in Ecuador in the first quarter of 2010 approximated levels in the first quarter of 2009 but freight rates for crude oil movements on the Ecuador-to-U.S. routes exceeded those on Caribbean routes. An increase in shipments of Ecuadorian crude through the Panama Canal to the U.S. Gulf Coast and some shifting from short-haul local trades to longer-haul movements to the U.S. West Coast contributed towards the relatively higher rates.

Fuel oil inventories in the U.S. stood at 39.9 million barrels at the end of the first quarter of 2010 compared with 35.8 million barrels at the end of December 2009, indicating weak fuel oil demand in the first quarter. It is unlikely that fuel oil demand will increase in the near-term since fuel oil prices currently remain above natural gas prices measured on a BTU basis.

The world Panamax fleet totaled 433 tankers (30.2 million dwt) at March 31, 2010, a net increase of six tankers during the first quarter. The orderbook of 95 vessels (6.8 million dwt) at March 31, 2010 represented approximately 22% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended March 31,
	2010	2009
Average	$9,600	$11,000
High	$17,400	$18,200
Low	$4,900	$3,000
 * Based on 60% trans-Atlantic and 40% Caribbean to U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $9,600 per day during the first quarter of 2010, 13% below rates in the first quarter of 2009, but about 250% above rates in the fourth quarter of 2009.

The decline in rates relative to the same year ago period reflected a net increase in Product Carrier tonnage and a decline in trans-Atlantic and Caribbean-to-U.S. East Coast movements. The shutdown of the Aruba refinery in mid-2009 resulted in the elimination of approximately 120,000 b/d of product exports to the U.S. A 320,000 b/d refinery in Curacao was closed for the entire month of March into April, effectively reducing the quantity of products available for shipment in the Caribbean.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

An increase in product imports to both Chile and Argentina in March from the U.S. Gulf Coast provided some support for freight rates. The February earthquake in Chile damaged its only two refineries, necessitating an increase in product imports of approximately 70,000 b/d. While one of the damaged refineries is expected to restart in the near future, the other, which was more heavily damaged, may not restart operations until later this year. Additionally, strong gasoline demand in Argentina resulted in imports of about 300,000 b/d in March from the U.S. Gulf Coast, the first time that Argentina has imported gasoline in 30 years.

 The world Handysize fleet increased by a net of 13 vessels during the first quarter of 2010 and reached 1,563 vessels (66.8 million dwt) at March 31, 2010. The orderbook stood at 339 vessels (15.8 million dwt) at March 31, 2010, equivalent to approximately 24% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges (“ATBs”)

	Average Spot Market TCE Rates
	Three Months Ended March 31,
	2010	2009
45,000 dwt Tankers	$34,300	$46,600
30,000 dwt ATBs	$23,300	$30,500

Rates for Jones Act Product Carriers and ATBs averaged $34,300 per day and $23,300 per day, respectively, during the first quarter of 2010. Rates for both the Tankers and ATBs were down approximately 25% from the first quarter of 2009 and 2% from the fourth quarter of 2009.

U.S. Gulf Coast refinery utilization rates fell from 82.4% during the first quarter of 2009 to below 80% in the first quarter of 2010, limiting the availability of oil product cargoes. The lack of cargoes in the spot market resulted in eight vessels (about 12% of the fleet) being in lay-up at the end of the first quarter of 2010.

The Delaware Bay lightering business transported an average of 206,000 b/d during the quarter, which was approximately 5% more than the first quarter of 2009. The increase in lightering volumes reflected adverse weather conditions in the Atlantic Ocean that resulted in additional lightering activities in the more tranquil Delaware Bay.

There were no change in the Jones Act product Carrier fleet of tankers, ATBs and ITBs (“Integrated Tug Barges”) during the first quarter of 2010 as one tanker delivery was offset by one tanker that was scrapped. As of March 31, 2010, the total Jones Act Product Carrier fleet consisted of 66 vessels.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The Jones Act Product Carrier orderbook for deliveries scheduled through 2014 consisted of 15 tankers and barges in the 160,000 to 420,000 barrel size range at March 31, 2010. During this period, a total of 11 vessels should be retired in accordance with OPA 90 phase-out regulations and an additional three vessels that will be over 35 years old will likely become commercially obsolete.

Outlook

World GDP is forecast to increase by approximately 4.2% in 2010 after declining by 0.6% in 2009. Economic recovery appears to be underway in all industrialized countries around the world with GDP expected to grow in the U.S., Japan and Europe in 2010 following declines in 2009. GDP growth in developing countries is forecast to reach 6.3% in 2010, led by an increase of 10% in China, compared with 2.4% growth in 2009.

The International Energy Agency (“IEA”) predicts that world oil demand in 2010 will average 86.6 million b/d, an increase of 2.0%, or 1.7 million b/d, from 2009. This level would be slightly above the pre-recession 2007 demand level of 86.5 million b/d.  Quarterly demand in the second, third and fourth quarters of 2010 is forecast to average 86.0 million b/d, 87.0 million b/d and 87.2 million b/d, respectively, reflecting increases of 2.2%, 2.0% and 1.5%, respectively, relative to the same year ago quarters.

Refinery runs in the U.S. and Europe in the second quarter are forecast to exceed those of the first quarter as scheduled maintenance declines, onshore and offshore inventory stock drawdowns subside and seasonal demand for transportation fuels increase. Second quarter refinery runs in Asia are expected to remain at first quarter levels as a small increase in throughput in China and other Asian countries is expected to be offset by lower runs in Japan.

While world oil demand is forecast to increase quarterly, consecutive declines in oil production in non-OPEC areas is forecast to occur in both the second and third quarters before increasing in the fourth quarter. Thus, additional OPEC production, particularly from the Middle East, will likely be required to compensate for this supply / demand imbalance, resulting in longer-haul movements to meet demand growth, particularly in Asia.

Tanker supply is forecast to grow between 3% and 5% in 2010. It is anticipated that most, if not all, of the single hull trading fleet will be scrapped in 2010. It is likely that tonnage slippage will occur as a number of newbuildings initially planned for 2010 delivery could be delayed. There could also be newbuilding cancellations as shipowners and shipyards continue to experience financing problems.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Geopolitical events, such as violence in Nigeria’s oil producing Niger delta, escalating tensions with Iran and other regional conflicts in the Middle East, could also cause changes in supply patterns that could significantly impact rates.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

During the third quarter of 2009, the Company recorded impairment charges aggregating $12,500,000 to write down the carrying amount of two U.S. Flag vessels, an older double-hulled tanker with an inefficient gas turbine engine and one of its four single-hulled vessels (scheduled to drydock in 2010), which have limited remaining useful lives, to their estimated fair values as of September 30, 2009. During the first quarter of 2010, the Company determined that the continued weak conditions in the U.S. Flag markets represented an impairment indicator. The Company reviewed future cash flows for these two U.S. Flag vessels and the other three single-hulled vessels in its U.S. Flag fleet, all of which had an aggregate net book value of $26,450,000 as of March 31, 2010. The Company considered the current market values and the scheduled 2010 drydockings on two of the single-hulled tankers in evaluating prospects for continued operation of such vessels. The estimates of the undiscounted cash flows for the other single-hulled vessel scheduled to drydock in 2010 and the double-hulled tanker referred to above did not support recovery of such vessels’ carrying value. Accordingly, the Company recorded an impairment charge of $3,607,000 to write down their carrying values to their estimated net fair values as of March 31, 2010, using estimates of discounted future cash flows for each of the vessels. The estimates of undiscounted cash flows for each of the remaining three single-hulled vessels (including the vessel for which an impairment charge was recorded in the third quarter of 2009) indicated that their carrying amounts were recoverable.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

During March 2010, OSG was informed by one of the major refineries along the U.S. Gulf that it would no longer accept the Company’s two double-sided Aframaxes employed in the International Crude Tankers segment’s lightering business, commencing April 1, 2010. OSG has a 50% interest in the residual value of these two Aframaxes, which are chartered-in. These double-sided Aframaxes are not subject to the IMO phaseout until 2013. The Company considered the impact of the resulting likely reduction in utilization on estimated future charter rates and is in the process of considering alternate employment or use for these vessels, which have additional features compared with standard Aframaxes. The estimates of the undiscounted future cash flows for these two vessels indicated that their carrying amounts ($12,698,000) at March 31, 2010 were recoverable.

It is possible that the Company’s estimates of undiscounted cash flows may change in the future, resulting in the need to write down one or more of the five U.S. Flag Product Carriers or the two International Flag Aframaxes.

Income from Vessel Operations:

During the first quarter of 2010, TCE revenues decreased by $62,928,000, or 21%, to $229,861,000 from $292,789,000, in the first quarter of 2009 primarily due to a significant decrease in the daily TCE rates earned by all of the Company’s International Flag vessel classes other than VLCCs, as well as a 1,216 day decrease in revenue days. During the first quarter of 2010, approximately 64% of the Company’s TCE revenues were derived from spot earnings, compared with 57% in the first quarter of 2009. In the first quarter of 2010, approximately 36% of TCE revenues were generated from fixed earnings, which comprise time or bareboat charters (“term”) and synthetic time charters (which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters through hedging with FFAs and bunker swaps that qualify as cash flow hedges). Fixed earnings represented 43% of the Company’s TCE revenues in the first quarter of 2009.

OSG operates most of its crude oil tankers in commercial pooling arrangements (“Pools”). The Pools' cargo commitments make them attractive, but such cargo commitments limit the Pools’ ability to support any significant portfolio of time charters. Accordingly, OSG enters into forward freight agreements (“FFAs”) and bunker swaps seeking to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and that are effective, are reflected in TCE revenues in the periods to which such hedges relate. The Company achieved average TCE rates for VLCCs of $49,511 per day for 338 days and $40,075 per day for 725 days covered by such effective hedges for the first quarter of 2010 and 2009, respectively. The March 31, 2010 mark-to-market for derivative positions through 2010 that qualify for hedge accounting treatment, which are considered to be effective, are recorded in accumulated other comprehensive income/(loss) (equity). The actual results of these hedge positions will be reflected in the Company's earnings in the periods to which the positions relate. The results of derivative positions that do not qualify for hedge accounting treatment are reflected in other income/(expense) and resulted in a loss of $68,000 and gain of $672,000 in the first quarter of 2010 and 2009, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

 Income from Vessel Operations (continued)

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the first quarter of 2010, income from vessel operations decreased by $124,152,000 to $4,393,000 from $128,545,000 in the first quarter of 2009. Income from vessel operations in the first quarter of 2009 included gains on vessel sales of $129,863,000 and shipyard contract termination costs of $35,885,000. See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations.

Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
TCE revenues	$132,132	$159,986
Vessel expenses	(26,526)	(25,538)
Charter hire expenses	(50,505)	(72,612)
Depreciation and amortization	(18,399)	(17,877)
Income/(loss) from vessel operations (a)	$36,702	$43,959
Average daily TCE rate	$29,395	$33,317
Average number of owned vessels (b)	25.6	24.2
Average number of vessels chartered-in under operating leases	25.2	30.2
Number of revenue days (c)	4,495	4,802
Number of ship-operating days:(d)
Owned vessels	2,300	2,178
Vessels bareboat chartered-in under operating leases	450	621
Vessels time chartered-in under operating leases	1,543	1,909
Vessels spot chartered-in under operating leases	272	186

(a)
Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs and gain/(loss) on disposal of vessels and impairment charges (vessel and goodwill).

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2010 and 2009 between spot and fixed earnings and the related revenue days. The Company has entered into FFAs and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment, are reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in this table is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended March 31,	2010		2009
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$49,931	$49,511	$47,228	$40,705
Revenue days	915	338	613	725
Suezmaxes:
Average rate	$28,301	$—	$40,054	$—
Revenue days	231	—	231	—
Aframaxes:
Average rate	$20,669	$23,058	$29,669	$38,634
Revenue days	1,934	177	1,856	225
Panamaxes:
Average rate	$20,323	$18,926	$27,318	$26,896
Revenue days	450	360	614	448

During the first quarter of 2010, TCE revenues for the International Crude Tankers segment decreased by $27,854,000, or 17%, to $132,132,000 from $159,986,000 in the first quarter of 2009 reflecting significant decreases in average rates earned on all vessel classes except VLCCs, as well as a 307 decrease in revenue days.  The decrease in revenue days reflects a reduction in chartered in Panamaxes and Aframaxes, partially offset by increased days attributable to the OSG Lightering business in the first quarter of 2010.

Vessel expenses increased by $988,000 to $26,526,000 in the first quarter of 2010 from $25,538,000 in the first quarter of 2009, principally attributable to a marginal increase in average daily vessel expenses of $433 per day. This increase is primarily due to the timing of fees and services and the delivery of spares and higher repair expenses in the current period. Charter hire expenses decreased by $22,107,000 to $50,505,000 in the first quarter of 2010 from $72,612,000 in the first quarter of 2009, principally as a result of 537 fewer bareboat and time chartered-in days in the current quarter as well as substantially lower profit share due to owners, reflecting lower TCE rates achieved on the VLCC and Aframax fleets over the relevant profit share calculation periods.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

International Product Carriers (dollars in thousands)

	Three Months Ended March 31,
	2010	2009
TCE revenues	$50,121	$71,185
Vessel expenses	(16,066)	(21,848)
Charter hire expenses	(23,795)	(26,018)
Depreciation and amortization	(8,946)	(11,803)
Income/(loss) from vessel operations	$1,314	$11,516
Average daily TCE rate	$17,610	$20,895
Average number of owned vessels	13.4	15.0
Average number of vessels chartered-in under operating leases	18.5	23.8
Number of revenue days	2,846	3,407
Number of ship-operating days:
Owned vessels	1,205	1,350
Vessels bareboat chartered-in under operating leases	810	1,475
Vessels time chartered-in under operating leases	852	668

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2010 and 2009 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended March 31,	2010		2009
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$18,914	$—	$25,860	$18,699
Revenue days	351	—	283	179
Handysize Product Carriers:
Average rate	$15,157	$21,217	$22,359	$19,435
Revenue days	1,423	982	1,122	1,728

During the first quarter of 2010, TCE revenues for the International Product Carriers segment decreased by $21,064,000, or 30%, to $50,121,000 from $71,185,000 in the first quarter of 2009. This decrease in TCE revenues reflected a decrease in average rates earned on the Handysize Product Carriers and Panamax Product Carriers operating in the spot market. In addition, revenue days decreased by 561 days. By the end of August 2009, all 13 of the segment’s older, single-hull Handysize Product Carriers had redelivered to the owners at the expiry of their respective charters. In addition, two Panamax Product Carriers that were operating on time charters-out were sold during the second quarter of 2009. These redeliveries and sales were partially offset by an increase in chartered-in and owned modern Handysize Product Carriers.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

Vessel expenses decreased by $5,782,000 to $16,066,000 in the first quarter of 2010 from $21,848,000 in the first quarter of 2009 principally due to a decrease of 810 owned and bareboat chartered-in days. Charter hire expenses decreased by $2,223,000 to $23,795,000 in the first quarter of 2010 from $26,018,000 in the first quarter of 2009. These decreases were principally driven by the fleet changes discussed above. Depreciation and amortization decreased by $2,857,000 to $8,946,000 in the first quarter of 2010 from $11,803,000 in the first quarter of 2009 principally due to the expiration of the bareboat charters on the older Handysize Product Carriers.

During the second half of 2005 the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). Each of the vessel owning companies receives a subsidy, which was increased to $2,900,000 in 2009 that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Other International (dollars in thousands)

	Three Months Ended March 31,
	2010	2009
TCE revenues	$1,935	$1,934
Vessel expenses	(535)	(528)
Charter hire expenses	—	—
Depreciation and amortization	(1,537)	(1,616)
Income/(loss) from vessel operations	$(137)	$(210)
Average daily TCE rate	$21,500	$21,500
Average number of owned vessels	1.0	1.0
Number of revenue days	90	90
Number of ship-operating days:
Owned vessels	90	90

As of March 31, 2010, the Company operated one Other International Flag vessel, a Pure Car Carrier.  The vessel was employed on a long-term charter.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

U. S. Segment (dollars in thousands)

	Three Months Ended March 31,
	2010	2009
TCE revenues	$45,673	$59,684
Vessel expenses	(20,947)	(25,616)
Charter hire expenses	(16,314)	(12,712)
Depreciation and amortization	(13,044)	(12,585)
Income/(loss) from vessel operations	$(4,632)	$8,771
Average daily TCE rate	$34,039	$35,319
Average number of owned vessels	14.9	16.0
Average number of vessels chartered in under operating leases	7.0	5.5
Number of revenue days	1,342	1,690
Number of ship-operating days:
Owned vessels	1,363	1,440
Vessels bareboat chartered-in under operating leases	630	497

During the first quarter of 2010, TCE revenues for the U.S. segment decreased by $14,011,000, or 23%, to $45,673,000 from $59,684,000 in the first quarter of 2009. The decrease was primarily attributable to six vessels being in lay up for a total of 520 days during the quarter due to the continued weak market conditions in the U.S. Flag markets, which is a 311 day increase over the first quarter of 2009.  Additionally, there was a 98 day increase in dry-dock days during the current quarter.

Vessel expenses decreased by $4,669,000 to $20,947,000 in the first quarter of 2010 from $25,616,000 in the first quarter of 2009 principally due to six vessels being in lay-up for the majority of the first quarter. Charter hire expenses increased by $3,602,000 to $16,314,000 in the first quarter of 2010 from $12,712,000 in the first quarter of 2009 principally due to the delivery of two additional bareboat chartered-in Jones Act Product Carriers in the first half of 2009. Depreciation and amortization increased by $459,000 to $13,044,000 in the first three months of 2010 from $12,585,000 in the first three months of 2009.  The increase is primarily related to the delivery of the Overseas Cascade in December 2009. This vessel completed conversion to a shuttle tanker in late-March 2010 and then commenced a five-year time charter in April 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses

During the first quarter of 2010, general and administrative expenses decreased by $471,000 to $26,829,000 from $27,300,000 in the first quarter of 2009 principally because of the following:

•	lower legal and consulting costs of $421,000; and
•	reductions in other discretionary expenditures of $1,011,000.

These decreases were offset by:

•	an increase in payroll taxes and benefits for shore-based staff of $738,000, principally related to a change in the timing of the payment of annual incentive compensation; and
•	a reduction in foreign exchange gains of $396,000.

Equity in Income of Affiliated Companies:

During the first quarter of 2010, equity in income of affiliated companies decreased by $4,770,000 to a loss of $2,298,000 from income of $2,472,000 in the first quarter of 2009. The decrease was the result of the Company’s share of costs incurred in 2010 as a result of delays in the completion of the conversion of two ULCCs by the FSO joint venture. As a result of delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered-in the TI Oceania, a ULCC wholly-owned by the Company, as a temporary replacement floating storage unit. Charter hire received from MOQ from early August 2009 through the vessel’s redelivery in January 2010 was substantially offset by liquidated damages payable by the joint venture to MOQ under the service contracts. The FSO Africa completed conversion in March 2010 and costs incurred subsequent thereto have been reflected in profit and loss. The FSO Africa was idle as of March 31, 2010. Because of MOQ’s notification that it was cancelling the service contract for the FSO Africa, the joint venture recorded a charge attributable to the de-designation of interest rate swaps that were being accounted for as cash flow hedges, the Company’s share of which aggregated $4,548,000. For more information with respect to the conversion of the two ULCCs to FSOs see below in the discussion of “Liquidity and Sources of Capital.”

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

The following table summarizes the Company’s interest in its vessel owning equity method investments, excluding ATC, and OSG’s proportionate share of the revenue days for the respective vessels. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of March 31, 2010 and 2009.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Affiliated Companies (continued):

Three months ended March 31,	2010		2009
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	180	49.9%	180	49.9%
FSO operating on long-term charters	43	50.0%	—	0.0%
ULCC operating as temporary FSO	11	50.0%	—	0.0%
	234		180

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Interest before impact of swaps and capitalized interest	$11,675	$12,278
Impact of swaps	3,361	1,971
Capitalized interest	(2,742)	(2,877)
Interest expense	$12,294	$11,372

Interest expense increased by $922,000 to $12,294,000 in the first quarter of 2010 from $11,372,000 in the first quarter of 2009 as a result of increases in the average amount of debt outstanding of $411,000,000 and the impact from interest rate swaps resulting from the decline in LIBOR rates for the 2010 period compared with the first quarter of 2009. These increases were partially offset by a decrease in the average rate paid on floating rate debt of 70 basis points to 1.3% from 2.0% in 2009. For information with respect to the future impact of the Company’s issuance of common stock and 8.125% senior unsecured notes in March 2010, see below in the discussion of “Liquidity and Sources of Capital.”

Provision/(Credit) for Federal Income Taxes:

The income tax benefits for the three months ended March 31, 2010 and 2009 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflect the reversal of previously established deferred tax liabilities.

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

	Three Months Ended March 31
	2010	2009
Net income/(loss) attributable to Overseas Shipholding Group, Inc.	$(9,353)	$121,750
(Credit) for income taxes	(992)	(1,312)
Interest expense	12,294	11,372
Depreciation and amortization	41,926	43,881
EBITDA	$43,875	$175,691

Liquidity and Sources of Capital:

Working capital at March 31, 2010 was approximately $497,000,000 compared with $634,000,000 at December 31, 2009. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of $41,000,000 at March 31, 2010. The Company expects to use substantially all of the balance in the Capital Construction Fund during 2010 to fund remaining payments towards the construction contracts for two U.S. Flag ATBs.

Net cash used by operating activities in the first three months of 2010 approximated $14,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2010) compared with $106,000,000 provided by operating activities in the first three months of 2009. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to March 31, 2010, compared with the actual TCE rates achieved during the first three months of 2010, will have a negative comparative impact on the amount of cash provided by operating activities. The Company enters into forward freight agreements to hedge a portion of the results of its VLCC fleet, recognizing that such contracts have basis risk. Most of these contracts are exchange-based, which significantly reduces counterparty risk.

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

On March 9, 2010, pursuant to a Form S-3 shelf registration, the Company sold 3,500,000 shares of its common stock at a price of $45.33 per share. The Company received net proceeds of $158,155,000, after deducting estimated expenses. OSG used the net proceeds from this offering for working capital purposes and the repayment of outstanding indebtedness under its unsecured revolving credit facility.

On March 29, 2010, pursuant to a Form S-3 shelf registration filed on March 4, 2010, the Company issued $300,000,000 principal amount of senior unsecured notes. The notes are due in March 2018 and have a coupon of 8.125%. The Company received net proceeds of approximately $289,789,000, after deducting underwriting discounts and commissions and estimated expenses. OSG used the net proceeds from the offering to reduce outstanding indebtedness under its unsecured revolving credit facility.

The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure its senior unsecured notes equally and comparably with any other unsecured indebtedness in the event OSG is required to secure such debt.

As of March 31, 2010, OSG had $1,800,000,000 of long-term unsecured credit availability and $200,000,000 of long-term secured credit availability, of which approximately $583,000,000 had been borrowed and an additional $1,867,000 had been used for letters of credit. The Company’s two long-term revolving credit facilities mature as follows: $150,000,000 (2011), $350,000,000 (2012) and $1,500,000,000 (2013). The current financial resources available under the unsecured credit facilities are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. The availability under the unsecured credit facility plus cash on hand and cash expected to be generated from operations should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short and medium term.

In March 2010, Moody’s Investors Service (“Moody’s”) affirmed the Ba2 corporate family rating of the Company. In addition, Moody’s downgraded the rating for the Company’s senior unsecured debt to Ba3 from Ba2 and changed the ratings outlook to negative. Moody’s downgrade of the senior unsecured rating is a consequence of a shift in the composition of the Company’s debt capital, to one with a higher proportion of senior secured debt. Further increases in debt, either from share repurchases, acquisitions or additional charter-in commitments could result in additional downgrades as could a protracted downturn in freight rates. The Company’s debt agreements do not contain downgrade triggers.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of March 31, 2010 and projects continued compliance over the next twelve months. Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,238,295,000 of which $866,176,000 was nonrecourse to the Company.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, respectively, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel has been converted to an FSO. The Company has a 50% interest in this joint venture. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009 for approximately $200,000,000. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture entered into a $500,000,000 credit facility secured by the service contracts to partially finance the acquisition of the two ULCCs and the cost of conversion. Approximately $372,000,000 was outstanding under this facility on March 31, 2010, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture has entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $460,085,000, which pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commenced in the third quarter of 2009 and have maturity dates ranging from July to September 2017.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

After experiencing construction delays, effective hook-up of the FSO Asia was completed on January 5, 2010, and commenced a commissioning period of 120 days. The conversion of the TI Africa to an FSO also experienced construction delays. On January 21, 2010, MOQ notified the joint venture partners that it was canceling the service contract for the FSO Africa due to the delayed delivery. The joint venture partners contest MOQ’s right to terminate the contract. The conversion of the FSO Africa was completed on March 14, 2010.

As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period currently ending in the second quarter of 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000,000 as of January 21, 2010. The outstanding balance under the facility applicable to the FSO Africa and the amount of collateral posted was reduced to $133,000,000 as of March 31, 2010. As of March 31, 2010, the Company concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, in the first quarter of 2010, the Company recognized a loss of $4,548,000, representing its share of amounts previously included in accumulated other comprehensive income/(loss) by the joint venture.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $840,399,000, pursuant to which it will pay fixed rates of approximately 4.9% and receive a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of March 31, 2010 follows (in thousands):

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

	Balance of 2010	2011	2012	2013	2014	Beyond 2014	Total
Debt (1)	$71,069	$109,154	$145,089	$743,886	$117,572	$1,064,257	$2,251,027
Operating lease obligations (chartered-in vessels)(2)	277,808	348,165	292,047	241,305	225,176	489,361	1,873,862
Construction contracts (3)	235,200	177,462	─	─	─	─	412,662
Advances to joint ventures (4)	47,000	─	─	─	─	─	47,000

1 Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,147,820 as of March 31, 2010, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at March 31, 2010 of 0.30%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $402,300 at March 31, 2010 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.0%.

2 As of March 31, 2010, the Company had charter-in commitments for 53 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

3 Represents remaining commitments under shipyard construction contracts or estimates thereof, excluding capitalized interest and other construction costs.

4 The Company expects to be required to contribute a minimum of approximately $47,000,000 to a joint venture, representing its share of increases in the costs of converting the two ULCCs to FSOs.

OSG has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management’s interest-rate outlook at various times. These agreements contain no leverage features and have various final maturity dates from March 2011 to August 2014.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss. As of March 31, 2010, the Company has recorded a liability of $1,949,000 related to the fair values of these contracts, which settle monthly between April 2010 and March 2011 and cover approximately ₤1,000,000 and €1,867,000 per month.

OSG's management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements and bunker swaps with an objective of economically hedging risk. The Company enters into FFAs and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, seeking to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs and bunker swaps, OSG manages the financial risk associated with fluctuating market conditions. FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from certain of the pools in which it participates. FFAs and bunker swaps are executed predominantly through NOS ASA, a Norwegian clearing house or LCH, London Clearing House. NOS ASA and LCH require the posting of collateral by all participants. The use of a clearing house reduces the Company’s exposure to counterparty credit risk. The effective portion of the changes in fair value of these positions are recorded in accumulated other comprehensive loss. Outstanding contracts settle between April and September 2010.

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

The second half of 2008 experienced extremely high volatility both in freight rates and bunker prices. The Tankers International pool's VLCC earnings do not fluctuate as much as TD-3 since the pool’s cargo system with longer Arabian Gulf to Western destination and West Africa to Eastern destination combination voyages smoothes out the pool’s earnings. The historical difference in volatility between TD-3 and Tankers International pool's earnings has been analyzed and the volume of the hedge position optimized to maximize correlation. For the first quarter of 2010, the synthetic TCE rate achieved for

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

VLCCs was approximately $49,511 per day. In addition, the Company's derivative positions seek to achieve synthetic time charters for 214 days for VLCCs spread ratably over the period from April 1, 2010 to October 31, 2010. However, due to the above mentioned basis risk, price volatility and other factors, the actual TCE rates achieved for the synthetic time charters may differ, possibly substantially, from expected rates.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, other than to the risk factor shown below.

Termination of the contracts with Bender Shipbuilding & Repair Co., Inc.’s (“Bender”) has, and may continue to, adversely affect OSG

In March 2009, OSG and Bender terminated the construction agreements pursuant to which Bender was building six ATBs and two tugs for OSG. These agreements were terminated because of Bender’s lack of performance under such agreements and its lack of liquidity and poor financial condition. OSG is completing construction of two of the six ATBs at alternative yards and intends to finish building the two tugs. OSG took delivery of the first of the ATBs during the first quarter of 2010.

In June 2009, certain unsecured creditors of Bender filed an involuntary Chapter 7 bankruptcy petition against Bender claiming that Bender was insolvent and raising questions about Bender’s pre-petition transfer of assets, specifically transfers of the partially constructed vessels to OSG in connection with the termination of contracts. Bender subsequently converted the involuntary proceeding into a voluntary chapter 11 reorganization.

In connection with the bankruptcy proceeding, to date the Company has received separate letters on behalf of the Creditors Committee (“Committee”) and on behalf of Bender, as the debtor-in-possession (the “Debtor”), that raise questions and challenge the validity of the termination transaction.  In the case of the letter on behalf of the Committee, the Committee threatened to seek standing, on behalf of the Debtor’s estate, to bring various alleged claims directly against OSG, including alleged preference and fraudulent conveyance claims, which the Committee asserted may have a potential value in excess of $130,000,000.  In the case of the letter on behalf of the Debtor, the Debtor also purports to have preference and fraudulent conveyance claims against OSG.  OSG has separately advised each of the Committee and the Debtor that it disputes the assertions and claims and reserves all of its rights, claims and defenses.

To date, no motions or actions have been filed against OSG. The Company believes that the claims and assertions raised by the Debtor and the Committee are meritless and that it has strong and meritorious defenses against such claims. OSG intends to vigorously defend any actions brought by the Committee, the Debtor or any other party; however there can be no assurance that an adverse ruling will not be rendered. If the bankruptcy court were to sustain a challenge to the transaction, OSG could be required to pay Bender additional sums for the partially completed ATBs and tugs and related equipment that was transferred to OSG in connection with the termination agreement transaction. In such case, the payment of additional amounts could have an adverse effect on OSG.

Item 6.	Exhibits

See Exhibit Index on page 52.

OVERSEAS SHIPHOLDING GROUP, INC.
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 6, 2010	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: May 6, 2010	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President, Chief Financial Officer and Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer.

10.2	Agreement dated September 11, 2006 with an executive officer.

10.3	Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:
Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.