Form 10-Q
period 2010-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2010-08-06
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to ________

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
Common Shares outstanding as of August 6, 2010 – 30,425,347

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$352,485	$474,690
Short-term investments	—	50,000
Voyage receivables, including unbilled of $143,278 and $113,694	173,134	146,311
Other receivables, including federal income taxes recoverable	109,190	100,140
Inventories, prepaid expenses and other current assets	58,937	46,225
Total Current Assets	693,746	817,366
Capital Construction Fund	40,724	40,698
Restricted cash	—	7,945
Vessels and other property, including construction in progress of $613,675 and $859,307, less accumulated depreciation of $727,023 and $674,457	3,031,970	2,942,233
Vessels held for sale	3,908	—
Deferred drydock expenditures, net	49,710	58,535
Total Vessels, Deferred Drydock and Other Property	3,085,588	3,000,768

Investments in Affiliated Companies	296,143	189,315
Intangible Assets, less accumulated amortization of $36,102 and $22,743	85,729	99,088
Goodwill	9,589	9,589
Other Assets	49,557	43,672
Total Assets	$4,261,076	$4,208,441

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$169,345	$149,891
Current installments of long-term debt	83,639	33,202
Total Current Liabilities	252,984	183,093
Long-term Debt	1,772,182	1,813,289
Deferred Gain on Sale and Leaseback of Vessels	61,273	82,500
Deferred Federal Income Taxes ($200,449 and $205,295) and Other Liabilities	263,459	261,704
Total Liabilities	2,349,898	2,340,586

Equity:
Overseas Shipholding Group, Inc.’s Equity	1,911,178	1,867,855
Total Equity	1,911,178	1,867,855
Total Liabilities and Equity	$4,261,076	$4,208,441

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shipping Revenues:
Pool revenues, including $21,154, $20,142, $39,067 and $50,152 received from companies accounted for by the equity method	$111,008	$105,439	$219,592	$241,843
Time and bareboat charter revenues	67,830	83,974	133,376	171,343
Voyage charter revenues	105,065	93,243	200,689	194,274
	283,903	282,656	553,657	607,460
Operating Expenses:
Voyage expenses	52,241	34,271	92,134	66,286
Vessel expenses	67,662	69,948	131,736	143,478
Charter hire expenses	88,631	104,595	179,245	215,937
Depreciation and amortization	43,212	44,890	85,138	88,771
General and administrative	24,479	29,107	51,308	56,407
Severance and relocation costs	—	148	—	2,317
Shipyard contract termination costs	(396)	(3,670)	(627)	32,215
(Gain)/Loss on disposal of vessels, net of impairments in 2010	25,295	2,568	27,551	(127,295)
Total Operating Expenses	301,124	281,857	566,485	478,116
Income/(Loss) from Vessel Operations	(17,221)	799	(12,828)	129,344
Equity in Income/(Loss) of Affiliated Companies	(3,045)	1,116	(5,343)	3,588
Operating Income/(Loss)	(20,266)	1,915	(18,171)	132,932
Other Income/(Expense)	485	(1,824)	339	481
	(19,781)	91	(17,832)	133,413
Interest Expense	19,192	10,903	31,486	22,275
Income/(Loss) before Federal Income Taxes	(38,973)	(10,812)	(49,318)	111,138
Credit for Federal Income Taxes	1,116	2,991	2,108	4,303
Net Income/(Loss)	(37,857)	(7,821)	(47,210)	115,441
Less: Net Income Attributable to the Noncontrolling Interest	—	(973)	—	(2,485)
Net Income/(Loss) Attributable to Overseas Shipholding Group, Inc.	$(37,857)	$(8,794)	$(47,210)	$112,956

Weighted Average Number of Common Shares Outstanding:
Basic	30,142,124	26,861,081	28,826,015	26,863,462
Diluted	30,142,124	26,861,081	28,826,015	26,869,961
Per Share Amounts:
Basic net income/(loss) attributable to Overseas Shipholding Group, Inc. common stockholders	$(1.26)	$(0.33)	$(1.66)	$4.20
Diluted net income/(loss) attributable to Overseas Shipholding Group, Inc. common stockholders	$(1.26)	$(0.33)	$(1.66)	$4.20
Cash dividends declared	$0.88	$0.88	$1.31	$1.31

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income/(loss)	$(47,210)	$115,441
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	85,138	88,771
Loss on write-down of vessels and intangible assets	28,783	—
Amortization of deferred gain on sale and leasebacks	(21,227)	(23,037)
Compensation relating to restricted stock and stock option grants	5,719	6,480
Credit for deferred federal income taxes	(2,608)	(5,109)
Unrealized gains on forward freight agreements and bunker swaps	(73)	(1,869)
Undistributed earnings of affiliated companies	14,828	1,758
Other – net	4,818	6,511
Items included in net income/(loss) related to investing and financing activities:
Loss on sale or write-down of securities – net	458	3,290
Gain on disposal of vessels – net	(1,232)	(127,295)
Payments for drydocking	(9,057)	(14,175)
Changes in operating assets and liabilities	(45,724)	139,097
Net cash provided by operating activities	12,613	189,863
Cash Flows from Investing Activities:
Disposal of short-term investments	50,000	—
Proceeds from sales of investments	190	159
Expenditures for vessels	(177,028)	(181,609)
Withdrawals from Capital Construction Fund	—	8,265
Proceeds from disposal of vessels	—	298,844
Expenditures for other property	(1,162)	(2,604)
(Investments in and advances to)/Distributions from affiliated companies – net	(149,735)	14,527
Shipyard contract termination payments	(1,722)	(18,146)
Other – net	1,297	2,136
Net cash provided by/(used in) investing activities	(278,160)	121,572
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	158,266	—
Decrease in restricted cash	7,945	—
Purchases of treasury stock	(1,281)	(999)
Issuance of debt, net of issuance costs	450,745	—
Payments on debt and obligations under capital leases	(447,503)	(54,155)
Cash dividends paid	(25,080)	(23,503)
Issuance of common stock upon exercise of stock options	763	242
Distributions from subsidiaries to noncontrolling interest owners	—	(5,253)
Other – net	(513)	(14)
Net cash provided by/(used in) financing activities	143,342	(83,682)
Net increase/(decrease) in cash and cash equivalents	(122,205)	227,753
Cash and cash equivalents at beginning of year	474,690	343,609
Cash and cash equivalents at end of period	$352,485	$571,362

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Overseas Shipholding Group, Inc. Stockholders
							Total
	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Overseas Shipholding Group, Inc.		Noncontrolling
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Stockholders		Interest	Total
Balance at January 1, 2010	$40,791	$262,117	$2,465,949	13,933,435	$(840,238)	$(60,764)	$1,867,855		$—	$1,867,855
Net Income/(Loss)			(47,210)				(47,210)			(47,210)
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						119	119			119
Effect of Derivative Instruments						(33,885)	(33,885)			(33,885)
Effect of Pension and Other Postretirement Benefit Plans						(701)	(701)			(701)
Comprehensive Income/(Loss)							(81,677	)***		(81,677)
Cash Dividends Declared			(38,467)				(38,467)			(38,467)
Issuance of Common Stock	3,500	154,766					158,266			158,266
Issuance of Restricted Stock Awards		(810)		(68,401)	810		—			—
Compensation Related to Options Granted		2,033					2,033			2,033
Amortization of Restricted Stock Awards		3,686					3,686			3,686
Options Exercised and Employee Stock Purchase Plan		432		(26,018)	331		763			763
Purchases of Treasury Stock				25,046	(1,281)		(1,281)			(1,281)
Balance at June 30, 2010	$44,291	$422,224	$2,380,272	13,864,062	$(840,378)	$(95,231)	$1,911,178		$—	$1,911,178

Balance at January 1, 2009	$40,791	$224,522	$2,442,907	13,898,541	$(838,994)	$(146,359)	$1,722,867		$101,766	$1,824,633
Net Income			112,956				112,956		2,485	115,441
Net Change in Unrealized Holding Gain on Available-for-Sale Securities						3,969	3,969			3,969
Effect of Derivative Instruments						85,255	85,255			85,255
Effect of Pension and Other Postretirement Benefit Plans						(909)	(909)			(909)
Comprehensive Income							201,271	***	2,485	203,756
Cash Dividends Declared			(35,300)				(35,300)			(35,300)
Compensation Related to Options Granted		2,546					2,546			2,546
Amortization of Restricted Stock Awards		3,934					3,934			3,934
Options Exercised and Employee Stock Purchase Plan		87		(12,207)	155		242			242
Purchases of Treasury Stock				39,337	(999)		(999)			(999)
Distributions from Subsidiary to Noncontrolling Interest Owners									(5,253)	(5,253)
Balance at June 30, 2009	$40,791	$231,089	$2,520,563	13,925,671	$(839,838)	$(58,044)	$1,894,561		$98,998	$1,993,559
*	Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of June 30, 2010.
**	Amounts are net of tax.
***	Comprehensive income/(loss) for the three month periods ended June 30, 2010 and 2009 was $(65,153) and $45,664, respectively.
See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2010	2009	2010	2009
Net income/(loss) attributable to Overseas Shipholding Group, Inc	$(37,857)	$(8,794)	$(47,210)	$112,956
Common shares outstanding, basic:
Weighted average shares outstanding, basic	30,142,124	26,861,081	28,826,015	26,863,462
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	30,142,124	26,861,081	28,826,015	26,863,462
Dilutive equity awards	—	—	—	6,499
Weighted average shares outstanding, diluted	30,142,124	26,861,081	28,826,015	26,869,961

Awards of 1,755,366 and 1,820,127 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, and 1,745,795 and 1,778,571 shares of common stock for the six months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2010 and 2009 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended June 30, 2010:
Shipping revenues	$146,070	$67,698	$2,413	$67,722	$283,903
Time charter equivalent revenues	125,996	45,430	2,413	57,823	231,662
Depreciation and amortization	19,044	8,824	1,562	13,782	43,212
Adjustment to shipyard contract termination costs	—	—	—	396	396
Gain/(loss) on disposal of vessels	44	(40)	—	(123)	(119)
Loss on write-down of vessels and intangible assets	(12,730)	—	—	(12,446)	(25,176)
Income/(loss) from vessel operations	37,129	(6,343)	(13)	1,384	32,157
Equity in income/(loss) of affiliated companies	(5,418)	—	1,642	731	(3,045)
Investments in affiliated companies at June 30, 2010	261,175	1,650	32,260	1,058	296,143
Total assets at June 30, 2010	1,948,830	823,026	43,951	933,310	3,749,117

Six months ended June 30, 2010:
Shipping revenues	296,549	133,120	4,347	119,641	553,657
Time charter equivalent revenues	258,128	95,552	4,347	103,496	461,523
Depreciation and amortization	37,443	17,771	3,098	26,826	85,138
Adjustment to shipyard contract termination costs	—	—	—	627	627
Gain/(loss) on disposal of vessels	(12)	23	—	1,221	1,232
Loss on write-down of vessels and intangible assets	(12,730)	—	—	(16,053)	(28,783)
Income/(loss) from vessel operations	73,831	(5,029)	(150)	(3,248)	65,404
Equity in income/(loss) of affiliated companies	(9,635)	—	3,276	1,016	(5,343)
Expenditures for vessels	58,920	71,060	—	47,048	177,028
Payments for drydocking	3,566	548	85	4,858	9,057

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting (continued):

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended June 30, 2009:
Shipping revenues	$145,554	$75,894	$1,957	$59,251	$282,656
Time charter equivalent revenues	128,145	63,581	1,957	54,702	248,385
Depreciation and amortization	18,418	11,634	1,597	13,241	44,890
Adjustment to shipyard contract termination costs	—	—	—	3,670	3,670
Gain/(loss) on disposal of vessels	(154)	(1,770)	(8)	(636)	(2,568)
Income from vessel operations	24,990	(302)	(162)	4,426	28,952
Equity in income of affiliated companies	(1,067)	—	1,610	573	1,116
Investments in affiliated companies at June 30, 2009	107,820	900	60,522	1,175	170,417
Total assets at June 30, 2009	1,664,538	712,271	70,229	787,553	3,234,591

Six months ended June 30, 2009:
Shipping revenues	318,563	158,723	3,891	126,283	607,460
Time charter equivalent revenues	288,131	134,766	3,891	114,386	541,174
Depreciation and amortization	36,295	23,436	3,215	25,825	88,771
Shipyard contract termination costs	—	—	—	(32,215)	(32,215)
Gain/(loss) on disposal of vessels	129,799	(1,770)	(98)	(636)	127,295
Income from vessel operations	68,950	11,213	(372)	13,197	92,988
Equity in income of affiliated companies	(1,402)	—	3,853	1,137	3,588
Expenditures for vessels	29,849	102,417	(533)	49,876	181,609
Payments for drydocking	6,438	7,208	—	529	14,175

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Time charter equivalent revenues	$231,662	$248,385	$461,523	$541,174
Add: Voyage expenses	52,241	34,271	92,134	66,286
Shipping revenues	$283,903	$282,656	$553,657	$607,460

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

Reconciliations of income/(loss) from vessel operations of the segments to income/(loss) before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Total income from vessel operations of all segments	$32,157	$28,952	$65,404	$92,988
General and administrative expenses	(24,479)	(29,107)	(51,308)	(56,407)
Severance and relocation costs	—	(148)	—	(2,317)
Shipyard contract termination costs	396	3,670	627	(32,215)
Gain/(loss) on disposal of vessels, net of impairments	(25,295)	(2,568)	(27,551)	127,295
Consolidated income/(loss) from vessel operations	(17,221)	799	(12,828)	129,344
Equity in income/(loss) of affiliated companies	(3,045)	1,116	(5,343)	3,588
Other income/(expense)	485	(1,824)	339	481
Interest expense	(19,192)	(10,903)	(31,486)	(22,275)
Income /(loss) before federal income taxes	$(38,973)	$(10,812)	$(49,318)	$111,138

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of June 30,	2010	2009
Total assets of all segments	$3,749,117	$3,234,591
Corporate cash and securities, including Capital Construction Fund	393,209	611,991
Other unallocated amounts	118,750	92,157
Consolidated total assets	$4,261,076	$3,938,739

Note D — Vessels:

As of June 30, 2010, the Company had remaining commitments for vessels to be wholly owned by the Company of $390,572,000 on contracts for the construction or purchase of 10 vessels (two VLCCs, four Panamax Product Carriers, three Handysize Product Carriers and one ATB). These vessels are scheduled for delivery between 2010 and 2011.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels (continued):

During the third quarter of 2009, the Company recorded impairment charges aggregating $12,500,000 to write down the carrying amount of two U.S. Flag vessels, an older double-hulled tanker with an inefficient gas turbine engine and one of its four single-hulled vessels, which have limited remaining useful lives, to their estimated fair values as of September 30, 2009. During the first quarter of 2010, the Company recorded an additional impairment charge of $3,607,000 to write-down the carrying values of two of its U.S. Flag vessels, the older double-hulled tanker referred to above and another one of its four single-hulled vessels, to their estimated net fair values as of March 31, 2010, using estimates of discounted future cash flows for each of the vessels. During the second quarter of 2010, the Company continued to experience difficulty employing its single-hulled U.S. Flag vessels and in utilizing two single-hulled Aframaxes in the International Crude Tankers segment’s lightering business. The April 2010 explosion and sinking of the drilling rig, Deepwater Horizon, and the subsequent oil spill in the Gulf of Mexico has resulted in proposed legislation that is expected to impact drilling and transportation services in the Gulf of Mexico. Such legislation currently under consideration includes provisions that could impact single-hulled vessels trading to the Louisiana Offshore Oil Port and performing lightering operations and impose restrictions on activities in the Exclusive Economic Zone, among other matters. In addition, discussions were held with regulators and the Delaware Bay lightering customers concerning the future composition of the U.S. Flag lightering fleet and the requirement for vessels to have vapor-balancing capabilities. During the second quarter of 2010, the Company recorded an impairment charge of $25,176,000 to write-down six vessels to their estimated fair values at June 30, 2010. The aforementioned write-down covered (i) two single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf, (ii) three single-hulled U.S. Flag vessels, including one vessel for which an impairment charge was previously recorded in the third quarter of 2009 that was delivered to buyers in July, and (iii) a 1981-built U.S. Flag lightering ATB. The Company has classified two of the above U.S. Flag vessels as held for sale in the consolidated balance sheet as of June 30, 2010.

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

On March 13, 2009, the Company entered into a termination agreement with Bender. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to alternative shipyards and certain other material and labor costs related to construction of the units, (2) assume certain specified obligations related to construction of the units and (3) render a payment of $14,000,000 to a third party for the release of priority liens on the vessels being transferred to the Company. As of June 30, 2010, the amounts referred to in (1), (2) and (3) above are estimated to approximate $46,000,000 of which $26,333,000 has been charged to expense from the date of the termination agreement through June 30, 2010, with the balance being capitalized as construction in progress. The Company completed construction of one of the above ATBs in the first quarter of 2010 and intends to complete one additional ATB and the two tugboats at alternative shipyards.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels (continued):

During the first quarter of 2009, the Company delivered one of its 2000-built VLCCs to the buyer pursuant to a forward sales agreement entered in 2007. Accordingly, OSG recognized a gain on the sale of $76,654,000 in the first quarter of 2009. A ULCC, the TI Africa, which was wholly-owned by OSG, was sold in January 2009 to a joint venture in which the Company has a 50% interest for conversion to an FSO for approximately $200,000,000. The Company recorded a gain of $106,686,000, of which $53,343,000 was recognized in the first quarter of 2009 with the balance deferred, which deferred balance is to be amortized over the remaining life of the vessel. The gain recognized on the transaction was equal to 50% of the excess of the sales price over the carrying amount of the vessel. In addition, OSG sold and chartered back one International Flag Panamax Product Carrier (see Note L).

During the three months ended June 30, 2009, the Company sold three vessels and a barge: two International Flag Panamaxes for which the charterer had previously exercised purchase options and one U.S. Flag Tanker and one U.S. Flag Barge, both of which had been classified as held for sale.

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2010, the Company had approximately a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to FSOs, one of which commenced service on January 5, 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years ending in 2017. The service contracts provided for two ULCCs to be converted to FSOs. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009. Conversion of both vessels to FSOs was delayed. The FSO Asia completed conversion in November 2009 and costs incurred subsequent thereto have been expensed by the joint venture. The FSO Asia experienced mechanical problems and effective hook-up did not occur until January 5, 2010. The service contract for the FSO Africa (formerly named the TI Africa) required that its conversion to an FSO be completed and it begin providing FSO services to MOQ by January 19, 2010 (the “Africa Cancellation Date”). On January 21, 2010, MOQ issued a notice of cancellation to the joint venture partners concerning the FSO Africa service contract due to the delayed delivery. The FSO Africa was completed on March 14, 2010 and costs incurred subsequent thereto have been expensed by the joint venture. Commercial discussions with various parties concerning the employment of the FSO Africa are ongoing, but no assurance can be given concerning the outcome of these discussions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

The service contracts provided for the payment of liquidated damages by the joint ventures to MOQ for delays in delivery of the FSOs. Such liquidated damages, which were paid either through the date of delivery of the FSO Asia or termination of the service contract of the FSO Africa, were expensed by the joint venture as incurred.

The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of June 30, 2010, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $377,000. As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period currently ending in the fourth quarter of 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000,000 as of January 21, 2010. The outstanding balance applicable to the FSO Africa under the facility and the amount of collateral posted has been reduced to $133,000,000 as of June 30, 2010. The joint venture has entered into floating-to-fixed interest rate swaps with major financial institutions that were being accounted for as cash flow hedges as of December 31, 2009. The interest rate swaps, covering notional amounts aggregating $460,085,000 as of June 30, 2010, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commenced in the third quarter of 2009 and have maturity dates ranging from July to September 2017. As of March 31, 2010, the Company concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, in the first three months of 2010, the Company recognized a loss of $4,548,000, representing its share of amounts previously included in accumulated comprehensive income/(loss) by the joint venture for the interest rate swaps associated with the FSO Africa. As of June 30, 2010, the joint venture has recorded a liability of $31,567,000 for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amount, aggregating $7,676,000, is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $833,680,000 at June 30, 2010, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of June 30, 2010, the joint venture has recorded a liability of $122,981,000 for the effective portion of the fair value of these swaps.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

The Company’s share of such amount, $61,367,000, is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Shipping revenues	$74,944	$60,351	$147,047	$120,695
Ship operating expenses	(57,117)	(43,070)	(108,307)	(84,983)
Income from vessel operations	17,827	17,281	38,740	35,712
Other income/(loss)	(511)	(219)	(922)	(378)
Interest expense *	(23,937)	(14,238)	(50,943)	(27,024)
Net income/(loss)	$(6,621)	$2,824	$(13,125)	$8,310

* Interest is net of amounts capitalized in connection with vessel construction of $509 (six months ended June 30, 2010), $1,640 (three months ended June 30, 2009) and $3,124 (six months ended June 30, 2009).

Note F – Variable Interest Entities (“VIEs”):

At June 30, 2010, the Company participates in five commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

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

Accounting guidance requires a company to determine qualitatively if it is the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company reviewed the legal documents that govern the creation and management of the VIEs and also analyzed its involvement to determine if the Company was a primary beneficiary in any of the VIEs. A VIE for which the Company is determined to be the primary beneficiary is required to be consolidated in its financial statements.

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

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs described above as of June 30, 2010:

In thousands	Consolidated Balance Sheet
Investments in Affiliated Companies	$261,053
Deferred Federal Income Taxes and Other Liabilities (1)	377

(1)           Represents the Company’s valuation of its several guarantee of the FSO joint venture’s outstanding debt at June 30, 2010.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt that exceeds the amount of cash collateral already posted by the joint venture. The Company’s share of such cash collateral (approximately $66,332,000) was advanced to the joint venture in the first quarter of 2010 and is included in investments in affiliated companies. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at June 30, 2010.

In thousands	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Federal Income Taxes and Other Liabilities	$377	$383,580

In addition, as of June 30, 2010, the Company had approximately $17,962,000 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2010. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

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

Interest rate swaps—The fair values of interest rate swaps are the estimated amounts that the Company would receive or pay to terminate the swaps at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate.

Foreign Currency Contracts—The fair values of foreign currency contracts are the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate.

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009, other than derivatives, follow:

	June 30, 2010		December 31, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair value
Financial assets (liabilities)
Cash and cash equivalents	$352,485	$352,485	$474,690	$474,690
Short-term investments	—	—	50,000	50,000
Restricted cash	—	—	7,945	7,945
Capital Construction Fund	40,724	40,724	40,698	40,698
Debt	(1,855,821)	(1,775,483)	(1,846,491)	(1,760,868)

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

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce the Company’s exposure to changes in the spot market rates earned by some of its vessels or protect the Company against future increases in fuel prices in the normal course of its shipping business, respectively. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. These contracts expire on various dates through September 2010. As of June 30, 2010, those FFAs and bunker swaps, with future settlement dates, that qualify as cash flow hedges cover approximately one VLCC, representing aggregate volumes of 330,000 metric tons (“mts”) of cargo and 4,800 mts of fuel, respectively.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $402,300,000 at June 30, 2010 pursuant to which it pays fixed rates ranging from 3.2% to 4.7% and receives floating rates based on the three-month London interbank offered rate ("LIBOR") (approximately 0.5% at June 30, 2010). These agreements contain no leverage features and have various final maturity dates ranging from March 2011 to August 2014.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. At June 30, 2010, the notional amounts of the foreign currency forward contracts aggregated approximately £9,000,000 and €19,400,000 settling monthly through May 2011, and such contracts qualify as cash flow hedges.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
In thousands at June 30, 2010	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$32	Accounts payable, accrued expenses and other current liabilities	$(289)
	Accounts payable, accrued expenses and other current liabilities	—	Inventories, prepaid expenses and other current assets	(29)

Interest rate swaps:
Current portion	Other receivables, including federal income taxes recoverable.	—	Accounts payable, accrued expenses and other current liabilities	(9,847)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	(8,143)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	—	Accounts payable, accrued expenses and other current liabilities	(3,079)
Total derivatives designated as hedging instruments		$32		$(21,387)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$76	Accounts payable, accrued expenses and other current liabilities	$(128)
	Accounts payable, accrued expenses and other current liabilities	56	Inventories, prepaid expenses and other current assets	(6)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	—
	Deferred federal income taxes and other liabilities	—	Other assets	—
Total derivatives not designated as hedging instruments		$132		$(134)

Total derivatives		$164		$(21,521)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

	Asset Derivatives		Liability Derivatives
In thousands at December 31, 2009	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Prepaid expenses and other current assets	$—	Accounts payable, accrued expenses and other current liabilities	$—
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	—

Interest rate swaps:
Current portion	Other receivables	—	Accounts payable, accrued expenses and other current liabilities	(10,847)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	(4,484)

Foreign currency contracts:
Current portion	Prepaid expenses and other current assets	—	Accounts payable, accrued expenses and other current liabilities	(492)
Total derivatives designated as hedging instruments		$—		$(15,823)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Prepaid expenses and other current assets	$394	Accounts payable, accrued expenses and other current liabilities	$(457)
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	(11)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	—
	Deferred federal income taxes and other liabilities	—	Other assets	—
Total derivatives not designated as hedging instruments		$394		$(468)

Total derivatives		$394		$(16,291)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of cash flow hedging relationships on the balance sheet as of June 30, 2010 and December 31, 2009 follows:

	Amount of Derivative Gain or (Loss) Reclassified to Accumulated Other Comprehensive Income/(Loss) (Effective Portion)
In thousands	June 30, 2010	December 31, 2009

FFAs and bunker swaps	$(520)	$1,150
Interest rate swaps	(82,944)	(53,307)
Foreign currency contracts	(3,070)	(492)
Total	$(86,534)	$(52,649)

The effect of cash flow hedging relationships on the statement of operations for the six months ended June 30, 2010 and 2009 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) (1)		Ineffective Portion (2)
In thousands for the six months ended June 30, 2010	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	Shipping revenues	$1,348	Shipping revenues	$—

Interest rate swaps	Interest expense	(4,572)	Interest expense	—

Foreign currency contracts	General and administrative expenses	(1,245)	General and administrative expenses	(9)
Total		$(4,469)		$(9)

(1)
The amounts reclassified from accumulated other comprehensive income/(loss) to earnings for the three months ended June 30, 2010 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $(422), $(3,195) and $(1,051), respectively.

(2)
The ineffective portions of cash flow hedges recognized in earnings for the three months ended June 30, 2010 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $0, $0 and $(9), respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) (3)		Ineffective Portion (4)
In thousands for the six months ended June 30, 2009	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	Shipping revenues	$8,206	Shipping revenues	$118

Interest rate swaps	Interest expense	(4,548)	Interest expense	—

Foreign currency contracts	General and administrative expenses	(121)	General and administrative expenses	15
Total		$3,537		$133
(3)
The amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended June 30, 2009 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $12,027, $(2,577) and $(98), respectively.

(4)
The ineffective portions of cash flow hedges recognized in earnings for the three months ended June 30, 2009 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $(29), $0 and $23, respectively.

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the three and six months ended June 30, 2010 and 2009 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
In thousands	Location	2010	2009	2010	2009
FFAs and bunker swaps	Other income/(expense)	$(3)	$720	$(71)	$1,392

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Fair Value Hierarchy

The following tables present the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

In thousands	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities) at June 30, 2010:
Available-for-sale marketable securities	$441	$441		$—
Derivative Assets	$73	$73	(1)	$—
Derivative Liabilities	$(21,430)	$(361	)(1)	$(21,069	)(2)

Assets/(Liabilities) at December 31, 2009:
Available-for-sale marketable securities	$652	$652		$—
Derivative Assets	$383	$383	(1)	$—
Derivative Liabilities	$(16,280)	$(457	)(1)	$(15,823	)(3)

(1) Forward Freight Agreements and Bunker Swaps
(2) Standard interest rate swaps (liability of $17,990) and foreign currency contracts (liability of $3,079)
(3) Standard interest rate swaps (liability of $15,331) and foreign currency contracts (liability of $492)

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis as of June 30, 2010 (in thousands):

Description	Level 3: Significant unobservable inputs	Fair Value	Total Losses
Assets:
U.S. Flag impairment - Vessels held for use (1)	$19,420	$19,420	$(12,017)
U.S. Flag impairment - Vessels held for sale (1)	$3,843	$3,843	$(429)
International Flag Crude Tankers impairment – Intangible assets (2)	$8,276	$8,276	$(12,730)

(1)
An aggregate pre-tax impairment charge of $12,446 was recorded in the second quarter of 2010, related to the U.S. Flag segment. The fair value measurement used to determine the impairment for the vessels held for use was based upon the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant’s weighted average cost of capital. The fair value measurement used to determine the impairment for the vessels held for sale was based upon the market approach, which utilized the expected sales prices of the two vessels, net of expenses of sale.

(2)
A pre-tax impairment charge of $12,730 was recorded in the second quarter of 2010, related to the lightering business in the International Crude Tankers segment. The fair value measurement used to determine the impairment was based upon the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant’s weighted average cost of capital.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At June 30, 2010, the Company did not hold collateral related to its derivative transactions.

Note H — Debt:

On July 1, 2010, the Company prepaid fixed rate secured term loans due through 2014 with an outstanding balance of $42,174,000. The weighted average interest rate of such debt was 6.0%. The Company funded this repayment with borrowings from its $1,800,000,000 unsecured credit facility. The unsecured credit facility has a floating rate based on LIBOR. The $42,174,000 has been classified as current installments of long-term debt in the consolidated balance sheet as of June 30, 2010.

On June 24, 2010, the Company terminated its $200,000,000 secured revolver credit facility.

On March 29, 2010, the Company issued $300,000,000 principal amount of senior unsecured notes at a discount pursuant to a Form S-3 shelf registration filed March 22, 2010. The notes are due in March 2018 and have a coupon of 8.125%. The Company received proceeds of approximately $289,745,000, after deducting expenses.

As of June 30, 2010, the Company had unused long-term credit availability of approximately $1,184,000,000, which reflects $1,794,000 of letters of credit issued principally in connection with collateral requirements for derivative transactions.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties), limitations on the amount of total borrowings and secured debt, and acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants.

As of June 30, 2010, giving effect to the $42,174,000 prepayment of secured debt on July 1, 2010, approximately 32.5% of the net book value of the Company’s vessels is pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $24,614,000 and $22,960,000 for the six month periods ended June 30, 2010 and 2009, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note I — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2010 and 2009. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of the less than 50% owned foreign shipping joint ventures was required as of June 30, 2010, because the Company intends to indefinitely reinvest such earnings ($85,000,000 at June 30, 2010). The unrecognized deferred U.S. income taxes attributable thereto approximated $30,000,000.

As of June 30, 2010, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,400,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $840,000,000.

The components of the credit for income taxes follow:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Current	$374	$425	$500	$806
Deferred	(1,490)	(3,416)	(2,608)	(5,109)
	$(1,116)	$(2,991)	$(2,108)	$(4,303)

At December 31, 2009, the Company had a reserve of approximately $5,292,000 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than “more likely than not.” The Company increased such reserve by $1,136,000 during the three and six months ended June 30, 2010 for positions taken in prior years.

Note J — Capital Stock and Stock Compensation:

In June 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock from time-to-time. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of June 30, 2010, the Company had repurchased 3,798,200 shares of its common stock under the 2008 program (all prior to December 31, 2008).

In the first six months of 2010, the Company awarded a total of 71,008 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the six months ended June 30, 2010 was $43.40 per share (the market price at date of grant). In addition, in the first six months of 2010, options covering 141,998 shares were granted at the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the six months ended June 30, 2010 was $43.40 per share (the market price at date of grant). The grant date fair value of options granted during the six months ended June 30, 2010 was $13.53 per share.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note J — Capital Stock and Stock Compensation (continued)

In the first six months of 2010, the Company granted a total of 44,142 performance related restricted stock units to covered employees. The Company did not make any performance related restricted stock unit awards during the first six months of 2009. Each performance unit represents a contingent right to receive shares of common stock, based on a formula, if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured. The performance units have no voting rights and may not be transferred or otherwise disposed of. The covered employees are entitled to dividends in the form of additional performance units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the covered employee on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date. The performance units resulting from the reinvested dividends will convert into shares of common stock, using the formula contained in the original grant and will vest at the end of the performance period. At the date of grant of the performance related restricted stock awards, the fair market value of the Company’s stock was $43.40 per share. The estimated weighted average grant-date fair value of the performance related restricted stock awards in the first six months of 2010 was $52.43 per share.

In the first six months of 2010 and 2009, the Company granted a total of 30,444 and 33,840 restricted stock units to its non-employee directors, respectively. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend. At the date of the awards in the first six months of 2010 and 2009, the fair market value of the Company’s stock was $39.41 and $35.46 per share, respectively.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands as of	June 30, 2010	December 31, 2009
Unrealized losses on available-for-sale securities	$(265)	$(384)
Unrealized losses on derivative instruments	(86,534)	(52,649)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(8,432)	(7,731)
	$(95,231)	$(60,764)

Included in accumulated other comprehensive income/(loss) at June 30, 2010 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $70,000 ($46,000 net of tax), unrecognized prior service costs of $1,971,000 ($1,281,000 net of tax) and unrecognized actuarial losses of $10,932,000 ($7,105,000 net of tax).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note L — Leases:

1.	Charters-in:

As of June 30, 2010, the Company had commitments to charter in 53 vessels all of which are, or will be, accounted for as operating leases. Twenty four are bareboat charters and 29 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:
Dollars in thousands at June 30, 2010	Amount	Operating Days
2010	$78,476	4,169
2011	153,842	7,959
2012	156,685	8,052
2013	156,526	8,030
2014	146,666	6,465
Thereafter	292,341	14,818
Net minimum lease payments	$984,536	49,493

Time Charters-in:
Dollars in thousands at June 30, 2010	Amount	Operating Days
2010	$108,636	5,595
2011	197,220	9,800
2012	135,481	6,667
2013	84,779	4,940
2014	78,510	4,773
Thereafter	187,288	11,448
Net minimum lease payments	$791,914	43,223

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to repairs or drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use.

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

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs or drydock) are as follows:

Dollars in thousands at June 30, 2010	Amount	Revenue Days
2010	$133,200	3,883
2011	220,085	5,067
2012	142,323	2,717
2013	106,809	1,853
2014	76,587	1,234
Thereafter	13,389	182
Net minimum lease payments	$692,393	14,936

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

Note M — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen), and postretirement health care and life insurance plans was not material during the six months ended June 30, 2010 and 2009.

The Company expects that its required contribution in 2010 with respect to its domestic defined benefit pension plan will be approximately $2,412,000, of which $425,000 was funded during the six months ended June 30, 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note N — Other Income/(Expense):

Other income/(expense) consists of:
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Investment income:
Interest and dividends	$315	$881	$648	$2,080
Loss on sale of securities and other investments and write-down of securities	(39)	(3,021)	(499)	(3,290)
	276	(2,140)	149	(1,210)
Gain/(loss) on derivative transactions	(3)	720	(71)	1,392
Miscellaneous — net	212	(404)	261	299
	$485	$(1,824)	$339	$481

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of June 30, 2010 consisted of 112 vessels (including two vessels classified as held for sale) aggregating 11.5 million dwt and 864,800 cbm, including 48 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 112 vessels, charters-in for five vessels are scheduled to commence upon delivery of the vessels between 2010 and 2011 and 10 newbuilds are scheduled for delivery between 2010 and 2011, bringing the total operating and newbuild fleet to 127 vessels.

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

Overview

Average second quarter 2010 spot fixture rates for all crude oil (VLCC, Suezmax, Aframax and Panamax) categories were significantly higher than those in the second quarter of 2009 as improving world economies contributed towards an increase in oil demand and trade flows. World GDP growth increased during the first half of 2010 compared with a decline during the first half of 2009. This resulted in an increase in oil demand in all areas of the world except Europe, especially in the U.S. (primarily diesel, which is more closely associated with economic activity) and in Asia. The increased oil demand generated an increase in OPEC production, most of which originated from West Africa and the Middle East and went primarily to Asia. In the meantime, the scrapping of single hull tankers accelerated during 2010 as the IMO’s December 2010 deadline for removing single hull tankers from service in most areas in the world approached. The scrapping of single hull vessels somewhat offset new tonnage that was delivered, supporting tanker utilization rates. Additionally, more VLCCs were used to store crude oil during the first half of 2010 than in the same timeframe in 2009.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

World oil demand in the second quarter of 2010 amounted to 86.6 million b/d, an increase of 2.7 million b/d, or 3.2%, over the second quarter of 2009. Only OECD Europe experienced a decline (1.5%) in second quarter demand. Oil demand growth in the second quarter of 2010 was centered in China where demand grew to 9.3 million b/d, an increase of about 850,000 b/d compared with the second quarter of 2009, and in North America, where demand increased by approximately 900,000 b/d. Oil demand also rose in the Middle East, Latin America and in Other Asian countries by 360,000 b/d, 280,000 b/d and 220,000 b/d, respectively, compared with the second quarter of 2009.

The increase in second quarter demand was met from incremental crude production from both OPEC and non-OPEC sources. OPEC production increased by approximately 1.2 million b/d primarily in long-haul production areas such as West Africa and the Middle East compared with the second quarter of 2009, benefitting tonne-mile demand growth. The increase in non-OPEC production was primarily accounted for by the FSU (280,000 b/d, including new production from Russia’s Pacific Coast), Latin America (220,000 b/d, primarily new production in Brazil) and North America (both the U.S. and Canada). These increases in production were somewhat offset by lower North Sea production.

Seaborne crude oil imports into China during the second quarter of 2010 increased by approximately 16% over the second quarter of 2009. While imports from the Middle East were at approximately the same level, there was a 60% increase in crude imports from West Africa and an increase of over 100% from South America, providing a significant increase in tonne-miles.  Additionally, record refinery throughput levels were achieved in the second quarter (8.4 million b/d) made possible by new refineries that began operations in the last half of 2009. It is anticipated that refinery throughput in China will continue to increase in 2010 as new refineries in Tianjin and Quinzhou begin operations this year.

Rates for VLCCs, Suezmax and Aframax tankers during the first half of 2010 were higher than those realized in the first half of 2009 while rates for Product Carriers and Panamax tankers were lower. First half 2010 tanker rates largely reflected an increase in world demand for crude oil that benefitted the larger-sized crude oil tankers. Conversely, lower rates for Product Carriers in both the Atlantic and Pacific basins mainly reflected reduced trans-Atlantic movements and an increase in available tonnage.

World oil demand during the first six months of 2010 averaged approximately 86.3 million b/d, an increase of 2.2 million b/d, or 2.6%, from the first half of 2009. Demand in both OECD and non-OECD areas increased. The growth in demand in North America offset declining demand in Europe resulting in a slight increase in OECD demand levels.  Demand in non-OECD areas increased by 5.5%, led by an increase in demand of over 14% in China.

OPEC crude oil production (including Iraq) during the first six months of 2010 averaged approximately 28.5 million b/d, which is about 500,000 b/d over the first half of 2009. Approximately 70% of the increase took place in West African OPEC countries with the remainder about evenly split between Middle East and South American members. Additional movements from West Africa (Angola) to China, South America to China and Middle East to Asia provided a boost to tonne-mile demand during the first half of 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

U.S. refinery utilization levels in both the second quarter and first six months of 2010 were higher than those in the same periods in 2009. Utilization rates in the U.S. increased by approximately 4% and 2% in the second quarter (88% compared with 84%) and first half of the year (85% compared with 83%), respectively, from their 2009 levels due to increased domestic and export demand for diesel and increased demand for petrochemical feedstocks. Refinery runs in Europe, however, fell below their 2009 levels as oil demand in the first half of 2010 decreased by approximately 480,000 b/d and stepped-up refinery maintenance activities resulted in increased refining downtime.

The world tanker fleet increased during the first six months of 2010. Twenty-seven MRs were delivered, exerting pressure on rates. VLCCs increased by only four vessels as 27 additions were offset by the removal of 23 tankers.

The explosion that occurred on the Deepwater Horizon drilling platform on April 20, 2010 resulted in the destruction of that platform, the loss of 11 lives and a significant oil spill in the Gulf of Mexico. The implications of this catastrophe could impact both deepwater drilling programs and tanker activities. To date, there has been minimal impact on tanker operations and lightering activities in the Gulf of Mexico. However, the U.S. Government has instituted a moratorium that expires on November 30, 2010 on deepwater drilling (a move that is being challenged in the courts) that could hinder current development programs and result in delays in deepwater production initially scheduled to commence in the next eighteen months but does not impact wells currently in production. Future projects could also be delayed in light of new proposed regulations the U.S. Government will likely impose in response to this event. Any deferral of projects in the deepwater Gulf of Mexico could result in an increase in oil imports into the U.S. Several legislative proposals addressing vessel or facility-related issues raised by the Deepwater Horizon spill are under consideration by Congress, including (1) a ban on single hull tankers from serving the Louisiana Offshore Oil Port (“LOOP”) and lightering zones in the Gulf of Mexico effective January 1, 2011, (2) increasing or eliminating the limitation on liability for certain spills, (3) increasing liability for death or injury to individuals, and (4) requiring vessels operating in the Exclusive Economic Zone of the United States (“EEZ”) meet certain U.S.-flag requirements, and applying U.S.-build requirements to facilities operating on the EEZ.  None of these proposals has yet received final approval by Congress or the President.

The tables below show the daily TCE rates that prevailed in markets in which the Company’s vessels operated for the periods indicated. It is important to note that the spot market is quoted in Worldscale rates, except U.S. Flag, which is based on the American Tanker Rate Schedule and quoted in American rates (“AR”). The conversion of Worldscale rates to the following TCE rates required the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages, waiting time and the portion of revenue generated from long-term charters. For example, TCE rates for VLCCs are reflected in the earnings of the Company approximately one month after such rates are reflected in the tables below, calculated on the basis of fixture dates.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average	$44,300	$13,300	$44,800	$26,800
High	$79,600	$39,500	$93,900	$80,700
Low	$14,500	$(4,500)	$13,500	$(4,500)

* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the second quarter and first six months of 2010 averaged $44,300 per day and $44,800 per day, respectively, which were over 200% and 66%, respectively, above rates realized in the same periods of 2009. VLCC rates, however, declined slightly relative to the first quarter of 2010.

Higher 2010 rates reflected a significant increase in long-haul crude shipments from both West Africa and South America to China. Imports from West Africa averaged over one million b/d during the second quarter of 2010, the first time such imports averaged over one million b/d, and represented an increase of just over 400,000 b/d compared with the same timeframe in 2009. Combined imports from Brazil, Venezuela and Colombia averaged approximately 350,000 b/d in the second quarter, an increase of approximately 220,000 b/d over the second quarter of 2009.

The improvement in first half 2010 rates compared with the first half of 2009 was caused by an increase in seaborne movements into China from the Middle East, West Africa and South America of 10%, 60% and over 100%, respectively. Additionally, India’s Reliance refinery cancelled its crude contract with Iran and began sourcing substitute crudes from South America and West Africa, significantly increasing tonne-mile demand.

There were 50 VLCCs being used to store crude oil at the end of June 2010 (including 23 tankers storing Iranian crude) compared with 41 VLCCs at the end of June 2009. The increased use of VLCCs as storage vessels in 2010 enhanced tanker utilization and had a positive effect on rates.

The positive impact of an increase in tonne-mile demand stemming from additional long-haul crude movements and the increase in the number of tankers being used to store oil was slightly offset by a net increase in the VLCC fleet of four vessels during the first half of 2010. Twenty-seven VLCCs were delivered compared with twenty-three deletions. There was a total of 545 VLCCs (164.0 million dwt) in service as of July 1, 2010 of which 520 tankers (485 double hull and 35 single hull) were trading. The VLCC orderbook totaled 188 vessels (58.8 million dwt) at July 1, 2010, equivalent to 36% of the existing total VLCC fleet, based on deadweight tons.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average	$30,000	$17,700	$30,300	$27,600
High	$50,000	$35,000	$64,000	$49,200
Low	$16,000	$6,000	$16,000	$6,000

* Based on West Africa to U.S. Gulf Coast

Rates for Suezmaxes trading out of West Africa in the second quarter of 2010 averaged $30,000 per day, 70% higher than rates in the second quarter of 2009 and about equal to average rates in the first quarter of 2010. Rates during the first half of 2010 averaged $30,300 per day, 10% above rates in the first half of 2009.

Rates in the second quarter of 2010 were influenced by an increase in Nigerian crude oil production that increased demand for Suezmaxes. Rates reached their high point in May as a favorable Brent / Dubai crude differential resulted in movements of distillate-rich West African crudes to Asia, where gas oil demand increased by approximately 10% on higher agricultural and gas oil-generated electricity demand. Rates dropped in June as the favorable economics for refining West African crudes in Asia declined concurrently with Asian refiners processing more regional crudes for power generation. Additionally, ExxonMobil declared force majeure on its Qua Iboe production in Nigeria, reducing normal monthly liftings by about 50% in June.

Suezmax demand out of the Black Sea declined to only 11 spot cargoes after averaging 17 cargoes in April and May. The opening of Russia’s new Kozmino terminal in the Pacific resulted in an additional 330,000 b/d of crude oil to be shipped into Asia. To maximize exports into the Pacific Basin, Russia has redirected some production that had previously been exported via the Black and Baltic Seas. This change in supply patterns has reduced seaborne shipments to the West on both Suezmax and Aframax tankers while enabling increased shipments of crude oil in the Pacific Basin primarily on Aframax tankers.

Twenty-two Suezmax tankers were delivered over the first half of 2010 compared with five deletions.  This put downward pressure on rates, as did a significant reduction in the number of Suezmaxes used for floating storage during the first quarter of 2010. The world Suezmax fleet stood at 408 vessels (62.5 million dwt) at July 1, 2010. The Suezmax orderbook was 140 vessels (21.9 million dwt) at July 1, 2010, representing 35% of the existing Suezmax fleet, based on deadweight tons.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average	$20,400	$9,200	$21,200	$16,700
High	$35,700	$17,500	$41,000	$73,000
Low	$6,100	$3,400	$6,100	$3,400

* Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the second quarter of 2010 averaged $20,400 per day, more than double the second quarter of 2009 but 8% lower than the first quarter of 2010. Rates in the first half of 2010 averaged $21,200 per day, 27% higher than the first half of 2009.

Two new Aframax trade routes were established in 2010. The Kozmino terminal on Russia’s Pacific coast commenced operations early this year and the Kulevi terminal in Georgia began operations in June. The additional tonne miles generated by these new Aframax trade routes were somewhat offset by a reduction in shipments out of the North Sea as production declined by just over 200,000 b/d from 2009 levels.

Aframax rates reached their highest levels in May as refiners in both the U.S. and Europe increased refinery runs in response to higher margins and as maintenance ended, lifting demand for shorter-haul movements. Relatively strong demand for dirty products attracted coated Aframaxes, which ordinarily haul clean products, into the crude and fuel oil trades, adversely impacting Aframax rates. Faced with a sizable number of new Aframax tankers that entered the market in the second quarter, limited clean storage opportunities and limited availability of Asian gas oil cargoes to ship West, new tankers were forced to compete with existing tonnage for dirty cargoes on their maiden voyages.

There was a net increase of 26 Aframaxes (40 tankers entered the market and 14 tankers were scrapped) during the first half of 2010. The world Aframax fleet reached 860 vessels (90.5 million dwt) at July 1, 2010. The Aframax orderbook was 146 vessels (16.0 million dwt) at July 1, 2010, representing 18% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils*
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average	$16,300	$13,900	$16,300	$17,600
High	$22,600	$23,000	$24,900	$38,000
Low	$6,700	$3,700	$3,500	$3,700

*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Rates for Panamaxes that move crude and residual oils averaged $16,300 per day during the second quarter of 2010, 17% above the corresponding quarter in 2009, but about the same as the first quarter of 2010. First half 2010 average rates, however, were 7% below average rates in the first half of 2009.

A major earthquake in Chile in late February caused damage to its refineries, which curtailed crude oil import requirements, but increased its need to import more oil products. Ecuadorian crude oil normally sent to Chile was diverted to longer-haul U.S. West and Gulf Coast refineries, increasing tonne-mile demand.

There was a net increase of one vessel in the Panamax fleet during the first six months of 2010, as ten additions were offset by nine deletions. Panamax tankers used to store clean products, however, declined from approximately 20 tankers in the second quarter of 2009 to seven tankers at the end of the second quarter of 2010. Thus, the number of Panamax tankers trading increased by approximately fourteen tankers, adversely affecting rates.

The world Panamax fleet at July 1, 2010 was 438 vessels (30.7 million dwt).  The Panamax orderbook was 86 vessels (6.3 million dwt) at July 1, 2010, representing 20% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average	$6,500	$6,800	$8,100	$8,900
High	$11,900	$15,500	$17,400	$18,200
Low	$1,700	$1,500	$1,700	$1,500

* Based on 60% trans-Atlantic and 40% Caribbean to U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $6,500 per day during the second quarter of 2010, about 4% below those in the second quarter of 2009 and 32% less than those in the first quarter of 2010. Average rates in the first half of 2010 averaged $8,100 per day, 10% less than the first half of 2009.

Product Carrier rates in the first half of 2010 reflected a reduction in refinery utilization in Europe due to both lower demand for oil products and an increase in refinery maintenance activities, especially in April and May. The reduction in refinery utilization levels in Europe resulted in less gasoline being produced and available for trans-Atlantic shipment. There was also a drawdown of middle distillates stored on tankers in close proximity to Europe, which reduced European import requirements of diesel oil from the U.S. The relatively weak market for Product Carriers in the East provided an incentive for owners to reposition their vessels to the West resulting in more vessels chasing fewer cargoes. Somewhat offsetting these negative events was an increase in imports of clean products into the Caribbean and Latin America region as refining activity declined due to both planned maintenance and unanticipated refinery outages.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

A net 29 Handysize Product tankers entered the fleet during the first half of 2010. The world Handysize fleet reached 1,579 vessels (67.7 million dwt) at July 1, 2010. The Handysize orderbook amounted to 334 vessels (15.6 million dwt) at July 1, 2010, equivalent to 23% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges (“ATBs”)

	Average Spot Market TCE Rates
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
40,000 dwt Tankers	$40,900	$31,900	$37,600	$39,300
30,000 dwt ATBs	$27,300	$22,200	$25,300	$26,400

Rates for Jones Act Product Carriers and ATBs during the second quarter of 2010 averaged $40,900 per day and $27,300 per day, respectively, and were 28% and 23% higher than those in the second quarter of 2009, respectively. Second quarter Product Carrier and ATB rates were 19% and 17%, respectively, higher than first quarter 2010 rates.

The higher rates during 2010 reflected an increase in demand for oil products in the U.S., higher refinery utilization rates in the Gulf Coast region and a reduction in the number of tankers operating in the marketplace. U.S. oil demand increased by 700,000 b/d compared with the second quarter of 2009 to 19.2 million b/d in the second quarter of 2010. The last quarter in which U.S. demand was over 19 million b/d was in the fourth quarter of 2008. U.S. Gulf Coast refinery utilization rates in the second quarter of 2010 reached 90%, the first time quarterly refinery utilization rates have been at the 90% level since the third quarter of 2007. U.S. Gulf Coast refinery utilization rates in the second quarter of 2009 and first quarter of 2010 were 85.5% and 81%, respectively.

The Jones Act Product Carrier fleet of tankers, ATBs and ITBs (“Integrated Tug Barges”) declined by four to 62 vessels at the end of the second quarter of 2010 from 66 vessels operating at the end of 2009. Seven tankers were removed from the market while three vessels entered the fleet. A total of eight vessels in the Jones Act fleet were idle at the end of the second quarter of 2010 compared with 12 vessels at the end of the second quarter of 2009.

The Delaware Bay lightering business transported an average of 226,000 b/d during the second quarter, which was 13% above lightering volumes in the second quarter of 2009 and about 10% higher than the volumes lightered in the first quarter of 2010.

At June 30, 2010, the Jones Act Product Carrier orderbook consisted of 12 tankers and barges in the 160,000 to 420,000 barrel size range scheduled for delivery through 2014. These additions should be offset by deletions as 10 vessels should be retired in accordance with OPA 90 phase-out regulations and an additional three double hull vessels will be over 35 years old and will likely become commercially obsolete during this period.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Outlook

According to the International Energy Agency (“IEA”), world oil demand in 2010 is expected to average 86.5 million b/d, an increase of 2.1%, or 1.8 million b/d, over 2009 and about 500,000 b/d higher than 2008. Oil demand in the third and fourth quarters of 2010 is forecast to increase by 1.7% and 1.4% from the third and fourth quarters of 2009, respectively, led by increases in demand of approximately 3.3% in non-OECD areas.

The moratorium proposed by the U.S. Government on the drilling of new wells and the suspension of drilling activities on existing wells in deepwater Gulf of Mexico projects are being challenged in the courts and could impact seaborne imports into the U.S. Higher costs associated with insurance, liability issues and compliance to stricter regulations would increase project development costs, which could result in reduced drilling on marginal fields. Reduced drilling of development wells could result in higher field decline rates and decreased production. New fields scheduled to commence production in the next eighteen months, and U.S. upstream projects currently under consideration could be delayed, as higher costs and risks are evaluated, and necessitate an increase in oil imports into the U.S.

The strong oil demand growth in China realized in the first half of 2010 is expected to continue for the remainder of this year. Two refineries, one at Tianjin and the other in Quinzhou, will add 400,000 b/d of incremental refining capacity in 2010. Demand over the next six months will be buoyed by the Shanghai World Expo that extends through October and the Asian Games that will be held in China in November. After declining by 3.7% in 2009, North American oil demand is expected to increase by 1.5% in 2010, led by strengthening middle distillate demand in the U.S.

World tanker supply is expected to grow between 2% and 5% in 2010, depending on the number of single hull tankers that are scrapped and the number of scheduled deliveries that are delayed into 2011. Most, if not all, of the single hull tankers in the fleet should be scrapped by the end of 2010 in accordance with IMO regulations restricting their use beyond this year.  Commercial acceptability of single hull tankers has become increasingly restricted in recent years as more countries ban their use in their waters.

The IEA has forecast that oil demand in 2011 will increase by 1.6% over 2010 levels with all of the growth occurring in non-OECD areas. Asia will account for approximately 55% of the overall world demand growth. Because Asian production levels in 2011 are forecast to decline slightly from 2010 all of the increase in Asian demand will likely be met from OPEC sources, especially from the Middle East and West Africa. This will increase long-haul movements and tonne-mile demand in 2011.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico during the second half of 2010 could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Geopolitical events, such as ongoing violence in Nigeria’s oil producing Niger delta and escalating tensions with Iran could also cause changes in supply patterns that could significantly impact rates.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

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

During the third quarter of 2009, the Company recorded impairment charges aggregating $12,500,000 to write-down the carrying amount of two U.S. Flag vessels, an older double-hulled tanker with an inefficient gas turbine engine and one of its four single-hulled vessels (scheduled to drydock in 2010), which have limited remaining useful lives, to their estimated fair values as of September 30, 2009. During the first quarter of 2010, the Company determined that the continued weak conditions in the U.S. Flag markets represented an impairment indicator. The Company reviewed future cash flows for these two U.S. Flag vessels and the other three single-hulled vessels in its U.S. Flag fleet, all of which had an aggregate net book value of $26,450,000 as of March 31, 2010. The Company considered the then-current market values and the scheduled 2010 drydockings on two of the single-hulled tankers in evaluating prospects for continued operation of such vessels. The estimates of the undiscounted cash flows for the other single-hulled vessel scheduled to drydock in 2010 and the double-hulled tanker referred to above did not support recovery of such vessels’ carrying value. Accordingly, the Company recorded an impairment charge of $3,607,000 to write-down their carrying values to their estimated net fair values as of March 31, 2010, using estimates of discounted future cash flows for each of the vessels. The estimates of undiscounted cash flows as of March 31, 2010 for each of the remaining three single-hulled vessels (including the vessel for which an impairment charge was recorded in the third quarter of 2009) indicated that their carrying amounts were recoverable.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

During the second quarter of 2010, the Company continued to experience difficulty employing its single-hulled U.S. Flag vessels. The April 2010 explosion and sinking of the drilling rig, Deepwater Horizon, and the subsequent oil spill in the Gulf of Mexico has resulted in proposed legislation that is expected to impact drilling and transportation services in the Gulf of Mexico. Such legislation currently under consideration includes provisions that could impact single-hulled vessels trading to the LOOP and performing lightering operations and impose restrictions on activities in the Exclusive Economic Zone, among other matters. In addition, discussions were held with regulators and the Delaware Bay lightering customers concerning the future composition of the U.S. Flag lightering fleet and the requirement for vessels to have vapor-balancing capabilities. As a result of these conditions, the Company concluded that impairment indicators were present and performed an impairment analysis for its four single-hulled U.S. Flag vessels and a 1981-built U.S. Flag ATB engaged in lightering in the Delaware Bay. The aggregate net book value of these five vessels was $39,478,000 as of June 30, 2010. One of the four single-hulled vessels completed a grain voyage to the East Coast of Africa in early June and was subsequently delivered to buyers on July 1, 2010. The Company’s estimate of undiscounted future cash flows for the other four U.S. Flag vessels included its expectation for future market rates, a reduced likelihood of future employment opportunities, the timing and cost of upcoming drydockings in 2010 and 2011, the potential cost of modifications to the ATB engaged in lightering and the potential impact of legislation described above. The Company’s estimates of undiscounted future cash flows for three of its four single-hulled vessels, including the one sold in July, and the lightering ATB did not support recovery of such vessels’ carrying value at June 30, 2010. Accordingly, the Company recorded an impairment charge of $12,446,000 to write-down their carrying values to their estimated fair values at June 30, 2010.

During March 2010, OSG was informed by one of the major refineries along the U.S. Gulf that it would no longer accept the Company’s two single-hulled Aframaxes employed in the International Crude Tankers segment’s lightering business, commencing April 1, 2010. OSG has a 50% interest in the residual value of these two Aframaxes, which are chartered-in. These single-hulled Aframaxes are not subject to the IMO phase out until 2013. The Company considered the impact of the resulting likely reduction in utilization on estimated future charter rates and was in the process of considering alternate employment or use for these vessels, which have additional features compared with standard Aframaxes. The estimates of the undiscounted future cash flows as of March 31, 2010 for these two vessels indicated that their carrying amounts at March 31, 2010 were recoverable. During the second quarter, both of these vessels had substantial idle time awaiting employment. In addition, the Company reconsidered its ability to employ these two single-hulled Aframaxes in lightering in the Gulf of Mexico after the explosion and sinking of the Deepwater Horizon, also taking into consideration proposed legislation that would ban single hull tankers from serving lightering zones in the Gulf of Mexico effective January 1, 2011. These events have also exerted downward pressure on prospective rates for alternative employment for these vessels. Given the revised employment outlook for these two vessels, the Company reevaluated the prospects for drydocking these vessels in 2011 and renewing the charters upon their expiry in 2011 and no longer considers it likely that these charters will be extended. Based on its evaluation of undiscounted future cash flows, the Company concluded that both single-hulled Aframaxes were impaired at June 30, 2010. Accordingly, the Company recorded an impairment charge of $12,730,000 to write down the carrying values of the intangible assets and costs related to the charters, totaling $21,006,000, to their estimated fair values at June 30, 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

It is possible that the Company’s estimates of undiscounted cash flows may change in the future, resulting in the need for additional write-downs of one or more of the vessels discussed above.

Income from Vessel Operations:

During the second quarter of 2010, TCE revenues decreased by $16,723,000, or 7%, to $231,662,000 from $248,385,000 in the second quarter of 2009 primarily due to a 441 day decrease in revenue days, as well as lower daily TCE rates earned by the Handysize Product Carriers. During the second quarter of 2010, approximately 68% of the Company’s TCE revenues were derived from spot earnings, compared with 48% in the second quarter of 2009. In the second quarter of 2010, approximately 32% of TCE revenues were generated from fixed earnings, which comprise time or bareboat charters (“term”) and synthetic time charters (which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters through hedging with FFAs and bunker swaps that qualify as cash flow hedges). Fixed earnings represented 52% of the Company’s TCE revenues in the second quarter of 2009. During the first six months of 2010, TCE revenues decreased by $79,651,000, or 15%, to $461,523,000 from $541,174,000 in the first six months of 2009. During the first six months of 2010, approximately 66% of the Company’s TCE revenues were derived from spot earnings compared with 53% in the first six months of 2009.

OSG operates most of its crude oil tankers in commercial pooling arrangements (“Pools”). The Pools' cargo commitments make them attractive, but such cargo commitments limit the Pools’ ability to support any significant portfolio of time charters. Accordingly, OSG enters into forward freight agreements (“FFAs”) and bunker swaps seeking to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and that are effective are reflected in TCE revenues in the periods to which such hedges relate. The Company achieved average TCE rates for VLCCs of $37,060 per day for 92 days and $45,864 per day for 817 days covered by such effective hedges for the second quarter of 2010 and 2009, respectively. The June 30, 2010 mark-to-market for derivative positions through 2010 that qualify for hedge accounting treatment, which are considered to be effective, are recorded in accumulated other comprehensive income/(loss) (equity). The actual results of these hedge positions will be reflected in the Company's earnings in the periods to which the positions relate.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the second quarter of 2010, results from vessel operations decreased by $18,020,000 to a loss of $17,221,000 from income of $799,000 in the second quarter of 2009. During the first six months of 2010, results from vessel operations decreased by $142,172,000 to a loss of $12,828,000 from income of $129,344,000 in the first six months of 2009. Income from vessel operations in the second quarter and first six months of 2010 included $25,176,000 and $28,783,000, respectively, related to impairment charges, as previously discussed. Income from vessel operations in the first six months of 2009 included gains on vessel sales of $127,295,000 and shipyard contract termination costs of $32,215,000. See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income/(loss) of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income/(loss) before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations.

Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
TCE revenues	$125,996	$128,145	$258,128	$288,131
Vessel expenses	(25,816)	(24,464)	(52,342)	(50,002)
Charter hire expenses	(44,007)	(60,273)	(94,512)	(132,884)
Depreciation and amortization	(19,044)	(18,418)	(37,443)	(36,295)
Income from vessel operations (a)	$37,129	$24,990	$73,831	$68,950
Average daily TCE rate	$27,820	$27,900	$28,605	$30,669
Average number of owned vessels (b)	26.0	24.8	25.8	24.5
Average number of vessels chartered-in under operating leases	24.2	26.8	24.7	28.5
Number of revenue days (c)	4,529	4,593	9,024	9,395
Number of ship-operating days:(d)
Owned vessels	2,366	2,261	4,666	4,439
Vessels bareboat chartered-in under operating leases	455	567	905	1,187
Vessels time chartered-in under operating leases	1,487	1,607	3,029	3,516
Vessels spot chartered-in under operating leases	259	268	531	454

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2010 and 2009 between spot and fixed earnings and the related revenue days. The Company has entered into FFAs and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment, are reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in this table is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended June 30,	2010		2009
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$44,399	$37,060	$32,020	$45,864
Revenue days	1,189	92	500	817
Suezmaxes:
Average rate	$36,087	$—	$23,847	$—
Revenue days	282	—	221	—
Aframaxes:
Average rate	$19,133	$21,294	$21,441	$37,455
Revenue days	1,849	212	1,749	204
Panamaxes:
Average rate	$24,835	$17,860	$18,776	$26,288
Revenue days	451	364	592	421

Six months ended June 30,	2010		2009
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$46,808	$46,835	$40,398	$43,441
Revenue days	2,104	430	1,112	1,542
Suezmaxes:
Average rate	$32,580	$—	$32,140	$—
Revenue days	513	—	452	—
Aframaxes:
Average rate	$19,998	$22,134	$25,688	$38,025
Revenue days	3,783	389	3,605	429
Panamaxes:
Average rate	$22,399	$18,390	$23,134	$26,591
Revenue days	900	724	1,206	868

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the second quarter of 2010, TCE revenues for the International Crude Tankers segment decreased by $2,149,000, or 2%, to $125,996,000 from $128,145,000 in the second quarter of 2009 reflecting a decrease in chartered-in ships in the Panamax fleet, as well as substantial idle time for the two double-sided Aframaxes in the OSG Lightering business.  These decreases were offset to a large extent by increases in average rates for VLCCs and Suezmaxes.

Vessel expenses increased by $1,352,000 to $25,816,000 in the second quarter of 2010 from $24,464,000 in the second quarter of 2009. The increase was principally attributable to an increase in average daily vessel expenses of $517 per day related to the timing of fees and services and the delivery of stores and spares and higher repair expenses in the current period. Charter hire expenses decreased by $16,266,000 to $44,007,000 in the second quarter of 2010 from $60,273,000 in the second quarter of 2009, principally as a result of 232 fewer bareboat and time chartered-in days in the current quarter as well as substantially lower profit share due to owners on the VLCC fleet.

During the first six months of 2010, TCE revenues for the International Crude Tankers segment decreased by $30,003,000, or 10%, to $258,128,000 from $288,131,000 in the first six months of 2009 reflecting decreases in average rates earned on all classes of vessels other than the VLCCs, as well as 371 fewer revenue days. The decrease in revenue days primarily reflects a reduction in chartered-in Panamaxes.

Vessel expenses increased by $2,340,000 to $52,342,000 in the first six months of 2010 from $50,002,000 in the first six months of 2009 reflecting an increase in average daily vessel expenses of $528 per day. Similar to the change for the second quarter, the increase for the first six months of 2010 was primarily due to the timing of fees and services and the delivery of stores and spares and higher repair expenses in the current period. Charter hire expenses decreased by $38,372,000 to $94,512,000 in the first six months of 2010 from $132,884,000 in the first six months of 2009. This decrease reflected a decrease of 769 bareboat and time chartered-in days and lower profit share due to owners of chartered-in VLCCs, Aframaxes and OSG Lightering vessels.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

International Product Carriers (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
TCE revenues	$45,430	$63,581	$95,552	$134,766
Vessel expenses	(16,419)	(22,305)	(32,485)	(44,154)
Charter hire expenses	(26,530)	(29,944)	(50,325)	(55,963)
Depreciation and amortization	(8,824)	(11,634)	(17,771)	(23,436)
Income/(loss) from vessel operations	$(6,343)	$(302)	$(5,029)	$11,213
Average daily TCE rate	$14,895	$18,331	$16,203	$19,601
Average number of owned vessels	14.6	14.1	14.0	14.6
Average number of vessels chartered-in under operating leases	20.6	26.1	19.5	25.0
Number of revenue days	3,050	3,469	5,897	6,875
Number of ship-operating days:
Owned vessels	1,330	1,286	2,534	2,636
Vessels bareboat chartered-in under operating leases	819	1,602	1,629	3,076
Vessels time chartered-in under operating leases	1,058	774	1,909	1,442

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2010 and 2009 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended June 30,	2010		2009
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$22,676	$—	$17,470	$19,837
Revenue days	228	—	364	103
Handysize Product Carriers:
Average rate	$11,649	$19,868	$16,715	$19,680
Revenue days	1,919	818	1,270	1,571

Six months ended June 30,	2010		2009
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$20,224	$—	$21,140	$19,115
Revenue days	579	—	647	282
Handysize Product Carriers:
Average rate	$13,030	$20,591	$19,362	$19,552
Revenue days	3,342	1,801	2,393	3,299

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the second quarter of 2010, TCE revenues for the International Product Carriers segment decreased by $18,151,000, or 29%, to $45,430,000 from $63,581,000 in the second quarter of 2009. This decrease in TCE revenues reflected a decrease in average rates earned on the Handysize Product Carriers operating in the spot market. In addition, revenue days declined by 419 days. By the end of August 2009, all 13 of the segment’s older, single-hull Handysize Product Carriers had redelivered to the owners at the expiry of their respective charters. In addition, two Panamax Product Carriers that were operating on time charters-out were sold during the second quarter of 2009. Two other Panamax Product Carriers were out-of-service undergoing repairs for a significant portion of the second quarter of 2010. These redeliveries, sales and repair days were partially offset by an increase in chartered-in and owned days for modern Handysize Product Carriers.

Vessel expenses decreased by $5,886,000 to $16,419,000 in the second quarter of 2010 from $22,305,000 in the second quarter of 2009, principally due to a decrease of 739 owned and bareboat chartered-in days, which reflects the redeliveries of the older Handysize Product Carriers. Charter hire expenses decreased by $3,414,000 to $26,530,000 in the second quarter of 2010 from $29,944,000 in the second quarter of 2009, driven by the fleet changes discussed above. Depreciation and amortization decreased by $2,810,000 to $8,824,000 in the second quarter of 2010 from $11,634,000 in the second quarter of 2009 principally due to the expiration of the bareboat charters on the older Handysize Product Carriers.

During the first six months of 2010, TCE revenues for the International Product Carriers segment decreased by $39,214,000, or 29%, to $95,552,000 from $134,766,000 in the first six months of 2009. This decrease in TCE revenues resulted primarily from the decrease in average rates earned on the Handysize Product Carriers operating in the spot market and a 978 day reduction in revenue days. This decrease in revenue days was principally related to the redelivery of the older, single-hull Handysize Product Carriers, the sale of two Panamax Product Carriers and repair days on two other Panamax Product Carriers and discussed above

Vessel expenses decreased by $11,669,000 to $32,485,000 in the first six months of 2010 from $44,154,000 in the first half of 2009. This change was principally the result of a decrease of 1,549 owned and bareboat chartered-in days. Charter hire expenses decreased by $5,638,000 to $50,325,000 in the first six months of 2010 from $55,963,000 in the first six months of 2009 due to a net 980 day reduction for chartered-in vessels in the current year.  The impact of the decrease in days was partially offset by modern Handysize Product Carriers being time chartered-in at higher average rates than the older Handysize Product Carriers that were redelivered in 2009, all of which were bareboat chartered-in.  Depreciation and amortization decreased by $5,665,000 to $17,771,000 in the first six months of 2010 from $23,436,000 in the first six months of 2009, principally due to the expiration of the charters on the older Handysize Product Carriers discussed above.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

Other International (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
TCE revenues	$2,413	$1,957	$4,347	$3,891
Vessel expenses	(430)	(522)	(965)	(1,048)
Charter hire expenses	(434)	—	(434)	—
Depreciation and amortization	(1,562)	(1,597)	(3,098)	(3,215)
Income/(loss) from vessel operations	$(13)	$(162)	$(150)	$(372)
Average daily TCE rate	$21,929	$21,500	$21,735	$21,500
Average number of owned vessels	1.0	1.0	1.0	1.0
Average number of vessels chartered in under operating leases	0.2	—	0.1	—
Number of revenue days	110	91	200	181
Number of ship-operating days:
Owned vessels	91	91	181	181
Vessels time chartered-in under operating leases	19	—	19	—

As of June 30, 2010, the Company operated two other International Flag vessels, a Pure Car Carrier and a LPG Carrier. The Pure Car Carrier, which is owned by the Company, was employed on a long-term charter. The LPG Carrier was chartered-in by the Company under a short-term charter commencing in June 2010.

U. S. Segment (dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
TCE revenues	$57,823	$54,702	$103,496	$114,386
Vessel expenses	(24,997)	(22,657)	(45,944)	(48,274)
Charter hire expenses	(17,660)	(14,378)	(33,974)	(27,090)
Depreciation and amortization	(13,782)	(13,241)	(26,826)	(25,825)
Income/(loss) from vessel operations	$1,384	$4,426	$(3,248)	$13,197
Average daily TCE rate	$36,275	$34,806	$35,248	$35,071
Average number of owned vessels	16.0	15.9	15.6	15.9
Average number of vessels chartered in under operating leases	7.5	6.2	7.3	5.9
Number of revenue days	1,594	1,572	2,936	3,262
Number of ship-operating days:
Owned vessels	1,456	1,443	2,819	2,883
Vessels bareboat chartered-in under operating leases	684	566	1,314	1,062

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income from Vessel Operations (continued):

During the second quarter of 2010, TCE revenues for the U.S. segment increased by $3,121,000, or 6%, to $57,823,000 from $54,702,000 in the second quarter of 2009. The increase in TCE revenues reflects the delivery of the Overseas Cascade in December 2009, which completed conversion to a shuttle tanker in late-March 2010 and then commenced a five-year time charter in April 2010, and the delivery of the lightering ATB, OSG Vision/OSG 350.  In addition, two bareboat chartered-in Jones Act Product Carriers have been delivered since the end of March 2009, one in mid-June 2009 and the other in mid-May 2010. There were five vessels in lay-up for a total of 455 days in the second quarter of 2010. This represents an increase over the 424 lay-up days in last year’s second quarter, although lay-up days in the second quarter of 2009 included one U.S. Flag Tanker and one U.S. Flag Barge that were removed from service in the fourth quarter of 2008 pending their sale in late-June 2009.

Vessel expenses increased by $2,340,000 to $24,997,000 in the second quarter of 2010 from $22,657,000 in the second quarter of 2009, principally due to an increase of 131 owned and bareboat chartered-in days during the current quarter.  This increase reflects the changes in the operating fleet discussed above. Charter hire expenses increased by $3,282,000 to $17,660,000 in the second quarter of 2010 from $14,378,000 in the second quarter of 2009, reflecting the delivery of the two bareboat chartered-in Jones Act Product Carriers referred to above.

During the first six months of 2010, TCE revenues for the U.S. segment decreased by $10,890,000, or 10%, to $103,496,000 from $114,386,000 in the first six months of 2009. The decrease was primarily attributable to six vessels being in lay-up for a total of 976 days during the current year due to the weak conditions in the U.S. Flag markets, which is a 342 day increase over the prior year.  Additionally, there was a 139 day increase in dry-dock days during the first six months of 2010.  Partially offsetting these decreases in revenue days were the delivery of the Overseas Cascade and OSG Vision/OSG 350, and three bareboat chartered-in Jones Act Product Carriers delivered since the beginning of 2009.

Vessel expenses decreased by $2,330,000 to $45,944,000 in the first six months of 2010 from $48,274,000 in the first six months of 2009, principally due to the significant increase in lay-up and dry-dock days during 2010. Charter hire expenses increased by $6,884,000 to $33,974,000 in the first six months of 2010 from $27,090,000 in the first six months of 2009, principally due to the delivery of the chartered-in Jones Act Product Carriers referred to above.

General and Administrative Expenses

During the second quarter of 2010, general and administrative expenses decreased by $4,628,000 to $24,479,000 from $29,107,000 in the second quarter of 2009, principally because of the following:

•	a reduction in compensation and benefits paid to shore-based staff of $3,464,000;
•	reduced legal fees of $1,092,000; and
•	a favorable change in foreign exchange rates that resulted in gains of $625,000.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses (continued):

During the first six months of 2010, general and administrative expenses decreased by $5,099,000 to $51,308,000 from $56,407,000 in the first six months of 2009, principally because of the following:

•	a reduction in compensation and benefits paid to shore-based staff of $2,727,000;
•	reduced legal fees of $1,430,000; and
•	reductions in other discretionary expenditures of $608,000 resulting from ongoing cost control efforts.

Equity in Income of Affiliated Companies:

During the second quarter of 2010, equity in results of affiliated companies decreased by $4,161,000 to a loss of $3,045,000 from income of $1,116,000 in the second quarter of 2009. During the first six months of 2010, equity in results of affiliated companies decreased by $8,931,000 to a loss of $5,343,000 from income of $3,588,000 in the six months ended June 30, 2009. The changes are the result of delays in the completion of the conversion of two ULCCs by the FSO joint venture and the de-designation of an interest rate swap covering the FSO Africa’s portion of the FSO joint venture’s debt outstanding. As a result of delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered-in the TI Oceania, a ULCC wholly-owned by the Company, as a temporary replacement floating storage unit. Charter hire received from MOQ from early August 2009 through the vessel’s redelivery in January 2010 was substantially offset by liquidated damages payable by the joint venture to MOQ under the service contracts. The FSO Africa completed conversion in March 2010 and costs incurred subsequent thereto, including fuel costs incurred while at anchorage, have been reflected in profit and loss. The FSO Africa was idle from its delivery through June 30, 2010. Because of MOQ’s notification that it was cancelling the service contract for the FSO Africa, the joint venture recorded a charge in the first quarter of 2010 attributable to the de-designation of interest rate swaps that were being accounted for as cash flow hedges, the Company’s share of which aggregated $4,548,000. During the second quarter the change in the fair value of the FSO Africa interest rate swaps resulted in a charge of $7,748,000, the Company’s share of which is $3,874,000, being recognized in earnings. For more information with respect to the conversion of the two ULCCs to FSOs see below in the discussion of “Liquidity and Sources of Capital.”

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Affiliated Companies (continued):

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of June 30, 2010 and 2009.

Three months ended June 30,	2010		2009
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	181	49.9%	181	49.9%
FSO operating on long-term charter	45	50.0%	—	—
ULCC operating as temporary FSO	—	—	—	—
	226		181

Six months ended June 30,	2010		2009
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	361	49.9%	361	49.9%
FSO operating on long-term charter	88	50.0%	—	—
ULCC operating as temporary FSO	11	50.0%	—	—
	460		361

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest before impact of swaps and capitalized interest	$18,339	$10,836	$30,014	$23,114
Impact of swaps	3,135	2,577	6,496	4,548
Capitalized interest	(2,282)	(2,510)	(5,024)	(5,387)
Interest expense	$19,192	$10,903	$31,486	$22,275

The Company’s issuance of $300,000,000 principal amount of 8.125% senior unsecured notes in March 2010, using funds borrowed under the long-term revolving credit facility, resulted in an increase in interest expense for the three and six months ended June 30, 2010. Interest expense for the three and six months ended June 30, 2010 also includes a $1,029,000 write off of the unamortized balance of deferred finance charges with respect to the $200,000,000 secured revolving credit facility, which the Company terminated in June 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense (continued):

Interest expense increased by $8,289,000 to $19,192,000 in the second quarter of 2010 from $10,903,000 in the second quarter of 2009 as a result of increases in the average amount of variable debt outstanding of $100,000,000, the issuance of 8.125% senior unsecured notes described above and the impact from interest rate swaps resulting from the decline in LIBOR rates for the 2010 period compared with the second quarter of 2009. These increases were partially offset by a decrease in the average rate paid on floating rate debt of 10 basis points to 1.4% from 1.5% in 2009.

Interest expense increased by $9,211,000 to $31,486,000 in the first six months of 2010 from $22,275,000 in the first six months of 2009 as a result of increases in the average amount of variable debt outstanding of $255,000,000, the issuance of the 8.125% senior unsecured notes and the impact from interest rate swaps resulting from the decline in LIBOR rates for the 2010 period compared with the comparable period of 2009. These increases were partially offset by a decrease in the average rate paid on floating rate debt of 40 basis points to 1.3% from 1.7% in 2009.

Provision/(Credit) for Federal Income Taxes:

The income tax benefits for the three and six months ended June 30, 2010 and 2009 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflect the reversal of previously established deferred tax liabilities.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EBITDA (continued):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income/(loss) attributable to Overseas Shipholding Group, Inc.	$(37,857)	$(8,794)	$(47,210)	$112,956
Credit for income taxes	(1,116)	(2,991)	(2,108)	(4,303)
Interest expense	19,192	10,903	31,486	22,275
Depreciation and amortization	43,212	44,890	85,138	88,771
EBITDA	$23,431	$44,008	$67,306	$219,699

Liquidity and Sources of Capital:

Working capital at June 30, 2010 was approximately $441,000,000 compared with $634,000,000 at December 31, 2009. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. In addition, the Company maintains a Capital Construction Fund with a market value of $41,000,000 at June 30, 2010. In July 2010, the Company withdrew the balance remaining in the Capital Construction Fund in connection with the construction of two U.S. Flag ATBs.

Net cash used by operating activities in the first six months of 2010 approximated $13,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2010) compared with $185,000,000 provided by operating activities in the first six months of 2009. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to June 30, 2010, compared with the actual TCE rates achieved during the first six months of 2010, will have a negative comparative impact on the amount of cash provided by operating activities. The Company enters into forward freight agreements to hedge a portion of the results of its VLCC fleet, recognizing that such contracts have basis risk. Most of these contracts are exchange-based, which significantly reduces counterparty risk.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

On July 1, 2010, the Company prepaid fixed rate secured term loans due through 2014 with an outstanding balance of $42,174,000. The weighted average interest rate of this debt is 6.0%. The Company funded this repayment with borrowings from its $1,800,000,000 unsecured credit facility. The unsecured credit facility has a floating rate based on LIBOR, which was approximately 0.5% at June 30, 2010.

On June 24, 2010, the Company terminated its $200,000,000 secured revolver credit facility.

On March 9, 2010, pursuant to a Form S-3 shelf registration, the Company sold 3,500,000 shares of its common stock at a price of $45.33 per share. The Company received net proceeds of $158,266,000, after deducting estimated expenses. OSG used the net proceeds from this offering for working capital purposes and the repayment of outstanding indebtedness under its unsecured revolving credit facility.

On March 29, 2010, pursuant to a Form S-3 shelf registration filed on March 4, 2010, the Company issued $300,000,000 principal amount of senior unsecured notes. The notes are due in March 2018 and have a coupon of 8.125%. The Company received net proceeds of approximately $289,745,000, after deducting underwriting discounts and commissions and estimated expenses. OSG used the net proceeds from the offering to reduce outstanding indebtedness under its unsecured revolving credit facility.

The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure its senior unsecured notes equally and comparably with any other unsecured indebtedness in the event OSG is required to secure such debt.

As of June 30, 2010, OSG had $1,800,000,000 of long-term unsecured credit availability, of which approximately $614,000,000 had been borrowed and an additional $1,794,000 had been used for letters of credit. The Company’s long-term revolving credit facility matures as follows: $150,000,000 (2011), $150,000,000 (2012) and $1,500,000,000 (2013). The current financial resources available under the unsecured credit facility are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. The availability under the unsecured credit facility plus cash on hand and cash expected to be generated from operations should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short and medium term.

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

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of June 30, 2010 and projects continued compliance over the next twelve months. Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,231,024,000 of which $858,905,000 was nonrecourse to the Company.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009 for approximately $200,000,000. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture entered into a $500,000,000 credit facility, which was secured by the service contracts, to partially finance the acquisition of the two ULCCs and the cost of conversion. Approximately $372,000,000 was outstanding under this facility on June 30, 2010, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture has entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $460,085,000 as of June 30, 2010, which pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commenced in the third quarter of 2009 and have maturity dates ranging from July to September 2017.

After experiencing construction delays, effective hook-up of the FSO Asia was completed on January 5, 2010, and it commenced a commissioning period. The conversion of the TI Africa to an FSO also experienced construction delays. On January 21, 2010, MOQ notified the joint venture partners that it was canceling the service contract for the FSO Africa due to the delayed delivery. The conversion of the FSO Africa was completed on March 14, 2010. As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period currently ending in the fourth quarter of 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000,000 as of January 21, 2010. The outstanding balance under the facility applicable to the FSO Africa and the amount of collateral posted was reduced to $133,000,000 as of June 30, 2010. As of March 31, 2010, the Company concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, in the first quarter of 2010, the Company recognized a loss of $4,548,000, representing its share of amounts previously included in accumulated other comprehensive income/(loss) by the joint venture applicable to the FSO Africa swaps, which have a remaining balance of approximately $230,042,000 at June 30, 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $833,680,000, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of June 30, 2010 follows (in thousands):

	Balance of 2010	2011	2012	2013	2014	Beyond 2014	Total
Debt (1)	$99,814	$118,210	$124,095	$797,896	$109,615	$1,126,864	$2,376,494
Operating lease obligations (chartered-in vessels)(2)	187,112	351,062	292,166	241,305	225,176	479,629	1,776,450
Construction contracts (3)	204,580	185,992	—	—	—	—	390,572

(1) Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,271,324 as of June 30, 2010, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at June 30, 2010 of 0.5%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $402,300 at June 30, 2010 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.0%.

(2) As of June 30, 2010, the Company had charter-in commitments for 53 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.

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

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss. As of June 30, 2010, the Company has recorded a liability of $3,100,000 related to the fair values of these contracts, which settle monthly between July 2010 and May 2011 and cover approximately ₤1,000,000 and €2,425,000 per month.

OSG's management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements and bunker swaps with an objective of economically hedging risk. The Company enters into FFAs and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, seeking to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs and bunker swaps, OSG manages the financial risk associated with fluctuating market conditions. FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from vessels operating in certain of the pools in which it participates. FFAs and bunker swaps are executed predominantly through NOS ASA, a Norwegian clearing house or LCH, London Clearing House. NOS ASA and LCH require the posting of collateral by all participants. The use of a clearing house reduces the Company’s exposure to counterparty credit risk. The effective portion of the changes in fair value of these positions are recorded in accumulated other comprehensive loss. Outstanding contracts settle between July and September 2010.

The Company’s VLCCs are deployed and earn revenue through a commercial pool that operates on multiple routes on voyages of varying durations, which differs from the standard routes associated with the related hedging instruments. Therefore, the FFA and bunker hedges that qualify as cash flow hedges for accounting purposes have basis risk. The TCE rates for the pools are computed from the results of actual voyages performed during the period whereas the rates used for settling FFA and bunker hedges are calculated as simple averages of the daily rates for standard routes reported with each daily rate weighted equally. High volatility tends to weaken the statistical relationship between pool performance and the FFA market results.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

The second half of 2008 experienced extremely high volatility both in freight rates and bunker prices. The Tankers International pool's VLCC earnings do not fluctuate as much as TD-3 since the pool’s cargo system with longer Arabian Gulf to Western destination and West Africa to Eastern destination combination voyages smoothes out the pool’s earnings. The historical difference in volatility between TD-3 and Tankers International pool's earnings has been analyzed and the volume of the hedge position optimized to maximize correlation. For the second quarter of 2010, the synthetic TCE rate achieved for
VLCCs approximated $37,060 per day. In addition, the Company's derivative positions seek to achieve synthetic time charters for 123 days for VLCCs spread ratably over the period from July 1, 2010 to October 31, 2010. However, due to the above mentioned basis risk, price volatility and other factors, the actual TCE rates achieved for the synthetic time charters may differ, possibly substantially, from expected rates.

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

PART II – OTHER INFORMATION

Item 1A.        Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 And Quarterly Report on Form 10-Q for the three month period ended March 31, 2010.

Item 6.     Exhibits

See Exhibit Index on page 60.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 6, 2010	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: August 6, 2010	/s/ Myles R. Itkin
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