Form 10-Q
period 2010-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2010-11-05
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

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
Common Shares outstanding as of November 3, 2010 – 30,421,941

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$350,653	$474,690
Short-term investments	—	50,000
Voyage receivables, including unbilled of $107,975 and $113,694	135,273	146,311
Other receivables, including federal income taxes recoverable	121,660	100,140
Inventories, prepaid expenses and other current assets	63,315	46,225
Total Current Assets	670,901	817,366
Capital Construction Fund	—	40,698
Restricted cash	—	7,945
Vessels and other property, including construction in progress of $632,246 and $859,307 less accumulated depreciation of $728,930 and $674,457	3,017,821	2,942,233
Vessels held for sale	3,738	—
Deferred drydock expenditures, net	47,566	58,535
Total Vessels, Deferred Drydock and Other Property	3,069,125	3,000,768

Investments in Affiliated Companies	281,962	189,315
Intangible Assets, less accumulated amortization of $37,398 and $22,743	84,433	99,088
Goodwill	9,589	9,589
Other Assets	83,636	43,672
Total Assets	$4,199,646	$4,208,441

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$165,840	$149,891
Current installments of long-term debt	44,607	33,202
Total Current Liabilities	210,447	183,093
Long-term Debt	1,820,275	1,813,289
Deferred Gain on Sale and Leaseback of Vessels	50,659	82,500
Deferred Federal Income Taxes ($197,233 and $205,295) and Other Liabilities	261,332	261,704
Total Liabilities	2,342,713	2,340,586

Equity:
Overseas Shipholding Group, Inc.’s Equity	1,856,933	1,867,855
Total Equity	1,856,933	1,867,855
Total Liabilities and Equity	$4,199,646	$4,208,441

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shipping Revenues:
Pool revenues, including $15,235, $19,036, $54,302 and $83,717 received from companies accounted for by the equity method	$81,497	$78,352	$301,089	$320,195
Time and bareboat charter revenues	71,707	79,289	205,083	250,632
Voyage charter revenues	106,724	85,935	307,413	280,209
	259,928	243,576	813,585	851,036
Operating Expenses:
Voyage expenses	51,370	36,278	143,504	102,564
Vessel expenses	64,009	66,673	195,745	210,151
Charter hire expenses	91,068	93,505	270,313	309,442
Depreciation and amortization	42,195	40,977	127,333	129,748
General and administrative	25,085	28,313	76,393	84,720
Severance and relocation costs	—	—	—	2,317
Shipyard contract termination costs	—	(5,141)	(627)	27,074
(Gain)/loss on disposal of vessels and other assets, net of impairments	1,722	(830)	29,273	(128,125)
Total Operating Expenses	275,449	259,775	841,934	737,891
Income/(Loss) from Vessel Operations	(15,521)	(16,199)	(28,349)	113,145
Equity in Income/(Loss) of Affiliated Companies	(165)	2,480	(5,508)	6,068
Operating Income/(Loss)	(15,686)	(13,719)	(33,857)	119,213
Other Income	155	873	494	1,354
	(15,531)	(12,846)	(33,363)	120,567
Interest Expense	17,739	10,933	49,225	33,208
Income/(Loss) before Federal Income Taxes	(33,270)	(23,779)	(82,588)	87,359
Credit for Federal Income Taxes	1,516	1,850	3,624	6,153
Net Income/(Loss)	(31,754)	(21,929)	(78,964)	93,512
Less: Net (Income)/Loss Attributable to the Noncontrolling Interest	—	2,305	—	(180)
Net Income/(Loss) Attributable to Overseas Shipholding Group, Inc.	$(31,754)	$(19,624)	$(78,964)	$93,332

Weighted Average Number of Common Shares Outstanding:
Basic	30,146,783	26,864,527	29,276,685	26,863,817
Diluted	30,146,783	26,864,527	29,276,685	26,871,110
Per Share Amounts:
Basic net income/(loss) attributable to Overseas Shipholding Group, Inc. common stockholders	$(1.06)	$(0.73)	$(2.71)	$3.47
Diluted net income/(loss) attributable to Overseas Shipholding Group, Inc. common stockholders	$(1.06)	$(0.73)	$(2.71)	$3.47
Cash dividends declared	$0.44	$0.44	$1.75	$1.75

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income/(loss)	$(78,964)	$93,512
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	127,333	129,748
Loss on write-down of vessels and intangible assets	28,783	12,500
Amortization of deferred gain on sale and leasebacks	(31,841)	(34,336)
Compensation relating to restricted stock and stock option grants	8,678	9,969
Credit for deferred federal income taxes	(4,644)	(7,000)
Unrealized gains on forward freight agreements and bunker swaps	(237)	(1,200)
Undistributed earnings of affiliated companies	14,991	8,894
Other – net	6,066	7,273
Items included in net income/(loss) related to investing and financing activities:
Loss on sale or write-down of securities – net	783	3,290
Loss/(gain) on disposal of vessels – net	490	(140,625)
Payments for drydocking	(14,078)	(24,590)
Changes in operating assets and liabilities	(22,021)	148,633
Net cash provided by operating activities	35,339	206,068
Cash Flows from Investing Activities:
Short-term investments	—	(50,000)
Disposal of short-term investments	50,000	—
Proceeds from sales of investments	190	159
Expenditures for vessels	(240,230)	(362,548)
Withdrawals from Capital Construction Fund	40,726	8,265
Proceeds from disposal of vessels	5,252	301,182
Expenditures for other property	(1,968)	(3,093)
(Investments in and advances to)/Distributions from affiliated companies – net	(152,155)	8,822
Shipyard contract termination payments	(1,973)	(20,476)
Other – net	1,556	2,120
Net cash used in investing activities	(298,602)	(115,569)
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	158,266	—
(Increase)/decrease in restricted cash	7,945	(7,945)
Purchases of treasury stock	(1,281)	(1,013)
Issuance of debt, net of issuance costs	511,745	299,156
Payments on debt and obligations under capital leases	(499,579)	(96,870)
Cash dividends paid	(38,391)	(35,338)
Issuance of common stock upon exercise of stock options	907	334
Distributions from subsidiaries to noncontrolling interest owners	—	(7,880)
Other – net	(386)	(1,382)
Net cash provided by financing activities	139,226	149,062
Net increase/(decrease) in cash and cash equivalents	(124,037)	239,561
Cash and cash equivalents at beginning of year	474,690	343,609
Cash and cash equivalents at end of period	$350,653	$583,170

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Overseas Shipholding Group, Inc. Stockholders
	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Overseas Shipholding Group, Inc.		Noncontrolling
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Stockholders		Interest	Total
Balance at January 1, 2010	$40,791	$262,117	$2,465,949	13,933,435	$(840,238)	$(60,764)	$1,867,855		$—	$1,867,855
Net (Loss)			(78,964)				(78,964)			(78,964)
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						384	384			384
Effect of Derivative Instruments						(46,515)	(46,515)			(46,515)
Effect of Pension and Other Postretirement Benefit Plans						(566)	(566)			(566)
Comprehensive Income/(Loss)							(125,661	)** *		(125,661)
Cash Dividends Declared			(51,831)				(51,831)			(51,831)
Issuance of Common Stock	3,500	154,766					158,266			158,266
Issuance of Restricted Stock Awards		(810)		(60,579)	810		—			—
Compensation Related to Options Granted		3,070					3,070			3,070
Amortization of Restricted Stock Awards		5,608					5,608			5,608
Options Exercised and Employee Stock Purchase Plan		536		(29,176)	371		907			907
Purchases of Treasury Stock				25,046	(1,281)		(1,281)			(1,281)
Balance at September 30, 2010	$44,291	$425,287	$2,335,154	13,868,726	$(840,338)	$(107,461)	$1,856,933		$—	$1,856,933

Balance at January 1, 2009	$40,791	$224,522	$2,442,907	13,898,541	$(838,994)	$(146,359)	$1,722,867		$101,766	$1,824,633
Net Income			93,332				93,332		180	93,512
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						3,701	3,701			3,701
Effect of Derivative Instruments						69,954	69,954			69,954
Effect of Pension and Other Postretirement Benefit Plans						(1,002)	(1,002)			(1,002)
Comprehensive Income							165,985	***	180	166,165
Cash Dividends Declared			(47,093)				(47,093)			(47,093)
Compensation Related to Options Granted		3,867					3,867			3,867
Amortization of Restricted Stock Awards		6,102					6,102			6,102
Options Exercised and Employee Stock Purchase Plan		135		(15,598)	199		334			334
Purchases of Treasury Stock				40,871	(1,013)		(1,013)			(1,013)
Distributions from Subsidiary to Noncontrolling Interest Owners									(7,880)	(7,880)
Balance at September 30, 2009	$40,791	$234,626	$2,489,146	13,923,814	$(839,808)	$(73,706)	$1,851,049		$94,066	$1,945,115
* Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of September 30, 2010.
** Amounts are net of tax.
*** Comprehensive income/(loss) for the three month periods ended September 30, 2010 and 2009 was $(43,984) and $(35,286) , respectively.
See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2010	2009	2010	2009
Net income/(loss) attributable to Overseas Shipholding Group, Inc	$(31,754)	$(19,624)	$(78,964)	$93,332
Common shares outstanding, basic:
Weighted average shares outstanding, basic	30,146,783	26,864,527	29,276,685	26,863,817
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	30,146,783	26,864,527	29,276,685	26,863,817
Dilutive equity awards	—	—	—	7,293
Weighted average shares outstanding, diluted	30,146,783	26,864,527	29,276,685	26,871,110

Awards of 1,730,542 and 1,823,074 shares of common stock for the three months ended September 30, 2010 and 2009, and 1,740,711 and 1,793,405 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2010 and 2009 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended September 30, 2010:
Shipping revenues	$116,885	$71,380	$4,105	$67,558	$259,928
Time charter equivalent revenues	95,294	47,892	4,105	61,267	208,558
Depreciation and amortization	18,275	9,088	1,562	13,270	42,195
Gain/(loss) on disposal of vessels and other assets	—	—	(2,286)	564	(1,722)
Income/(loss) from vessel operations	8,178	(381)	15	3,474	11,286
Equity in income/(loss) of affiliated companies	(2,741)	—	1,992	584	(165)
Investments in affiliated companies at September 30, 2010	258,776	1,500	20,043	1,643	281,962
Total assets at September 30, 2010	1,905,459	861,585	28,677	935,330	3,731,051

Nine months ended September 30, 2010:
Shipping revenues	413,435	204,500	8,451	187,199	813,585
Time charter equivalent revenues	353,423	143,444	8,451	164,763	670,081
Depreciation and amortization	55,718	26,859	4,660	40,096	127,333
Adjustment to shipyard contract termination costs	—	—	—	627	627
Gain/(loss) on disposal of vessels and other assets	(12)	23	(2,286)	1,785	(490)
Loss on write-down of vessels and intangible assets	(12,730)	—	—	(16,053)	(28,783)
Income/(loss) from vessel operations	82,006	(5,410)	(132)	226	76,690
Equity in income/(loss) of affiliated companies	(12,376)	—	5,267	1,601	(5,508)
Expenditures for vessels	61,641	110,672	2	67,915	240,230
Payments for drydocking	5,905	873	238	7,062	14,078

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting (continued):

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended September 30, 2009:
Shipping revenues	$115,138	$57,867	$1,979	$68,592	$243,576
Time charter equivalent revenues	99,805	45,966	1,978	59,549	207,298
Depreciation and amortization	18,523	7,926	1,692	12,836	40,977
Adjustment to shipyard contract termination costs	—	—	—	5,141	5,141
Gain/(loss) on disposal of vessels	13,828	(498)	—	(12,500)	830
Income/(loss) from vessel operations	5,309	(5,207)	(266)	6,307	6,143
Equity in income/(loss) of affiliated companies	68	—	1,534	878	2,480
Investments in affiliated companies at September 30, 2009	107,041	900	45,353	2,051	155,345
Total assets at September 30, 2009	1,778,478	695,571	52,690	790,947	3,317,686

Nine months ended September 30, 2009:
Shipping revenues	433,701	216,590	5,870	194,875	851,036
Time charter equivalent revenues	387,936	180,732	5,869	173,935	748,472
Depreciation and amortization	54,818	31,362	4,907	38,661	129,748
Shipyard contract termination costs	—	—	—	(27,074)	(27,074)
Gain/(loss) on disposal of vessels	143,530	(2,269)	—	(13,136)	128,125
Income/(loss) from vessel operations	74,259	6,007	(639)	19,504	99,131
Equity in income/(loss) of affiliated companies	(1,334)	—	5,387	2,015	6,068
Expenditures for vessels	190,249	106,062	(163)	66,400	362,548
Payments for drydocking	9,543	10,102	—	4,945	24,590

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Time charter equivalent revenues	$208,558	$207,298	$670,081	$748,472
Add: Voyage expenses	51,370	36,278	143,504	102,564
Shipping revenues	$259,928	$243,576	$813,585	$851,036

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

Reconciliations of income/(loss) from vessel operations of the segments to income/(loss) before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Total income from vessel operations of all segments	$11,286	$6,143	$76,690	$99,131
General and administrative expenses	(25,085)	(28,313)	(76,393)	(84,720)
Severance and relocation costs	—	—	—	(2,317)
Shipyard contract termination costs	—	5,141	627	(27,074)
Gain/(loss) on disposal of vessels, net of impairments	(1,722)	830	(29,273)	128,125
Consolidated income/(loss) from vessel operations	(15,521)	(16,199)	(28,349)	113,145
Equity in income/(loss) of affiliated companies	(165)	2,480	(5,508)	6,068
Other income	155	873	494	1,354
Interest expense	(17,739)	(10,933)	(49,225)	(33,208)
Income /(loss) before federal income taxes	$(33,270)	$(23,779)	$(82,588)	$87,359

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of September 30,	2010	2009
Total assets of all segments	$3,731,051	$3,317,686
Corporate cash and securities, including Capital Construction Fund and Restricted Cash	350,653	681,794
Other unallocated amounts	117,942	87,613
Consolidated total assets	$4,199,646	$4,087,093

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels:

Purchase and Construction Commitments

As of September 30, 2010, the Company had remaining commitments for vessels to be wholly owned by the Company of $369,553,000 on contracts for the construction or purchase of 10 vessels (two VLCCs, four Panamax Product Carriers, three Handysize Product Carriers and one ATB). These vessels are scheduled for delivery between 2010 and 2011. In October 2010, subsidiaries of OSG finalized amendments to certain construction contracts, the result of which was to replace contracts for two Panamax Product Carriers with scheduled delivery dates in 2011 with construction contracts for two Aframaxes with scheduled delivery dates in 2013. These amendments increase the Company’s remaining construction commitments by $4,550,000.

Vessel Impairments

During the third quarter of 2009, the Company recorded impairment charges aggregating $12,500,000 to write down the carrying amount of two U.S. Flag vessels, an older double-hulled tanker with an inefficient gas turbine engine and one of its four single-hulled vessels, which have limited remaining useful lives, to their estimated fair values as of September 30, 2009. During the first quarter of 2010, the Company recorded an additional impairment charge of $3,607,000 to write-down the carrying values of two of its U.S. Flag vessels, the older double-hulled tanker referred to above and another one of its four single-hulled vessels, to their estimated net fair values as of March 31, 2010, using estimates of discounted future cash flows for each of the vessels. During the second quarter of 2010, the Company continued to experience difficulty employing its single-hulled U.S. Flag vessels and in utilizing two single-hulled Aframaxes in the International Crude Tankers segment’s lightering business. The April 2010 explosion and sinking of the drilling rig, Deepwater Horizon, and the subsequent oil spill in the Gulf of Mexico resulted in proposed legislation that is expected to impact drilling and transportation services in the Gulf of Mexico. Such legislation currently under consideration includes provisions that could impact single-hulled vessels trading to the Louisiana Offshore Oil Port and performing lightering operations and impose restrictions on activities in the Exclusive Economic Zone, among other matters. In addition, discussions were held with regulators and the Delaware Bay lightering customers concerning the future composition of the U.S. Flag lightering fleet and the requirement for vessels to have vapor-balancing capabilities. During the second quarter of 2010, the Company recorded an impairment charge of $25,176,000 to write-down six vessels to their estimated fair values at June 30, 2010.  The aforementioned write-downs covered (i) two single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf, (ii) three single-hulled U.S. Flag vessels, including one vessel for which an impairment charge was previously recorded in the third quarter of 2009 that was delivered to buyers in July 2010, and (iii) a 1981-built U.S. Flag lightering ATB.

The Company continued to experience difficulty in employing its single-hulled U.S. Flag vessels and two single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf during the third quarter of 2010. However, no additional information was identified during the quarter that would suggest that the assumptions used in the Company’s June 30, 2010 impairment analysis have changed. Accordingly, no impairment tests were performed as of September 30, 2010.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels (continued):

Shipyard Contract Termination

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

On March 13, 2009, the Company entered into a termination agreement with Bender. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to alternative shipyards and certain other material and labor costs related to construction of the units, (2) assume certain specified obligations related to construction of the units and (3) render a payment of $14,000,000 to a third party for the release of priority liens on the vessels being transferred to the Company. As of September 30, 2010, the amounts referred to in (1), (2) and (3) above are estimated to approximate $46,000,000 of which $26,333,000 has been charged to expense from the date of the termination agreement through September 30, 2010, with the balance being capitalized as construction in progress. The Company completed construction of one of the above ATBs in the first quarter of 2010 and is in the process of completing one additional ATB and the two tug boats at alternative shipyards.

Vessel Sales

During the third quarter of 2010, the Company delivered two U.S. Flag Tankers (one single-hulled and one double-hulled) to buyers. Both vessels had been classified as held for sale at June 30, 2010. The Company recognized a net gain of $679,000 on the sale of these vessels. During the third quarter of 2010, the Company determined that an order with an equipment supplier would not be completed. Accordingly, the Company recognized a loss of approximately $2,300,000 related to a deposit advanced to the supplier.

On October 5, 2010, the Company entered into an agreement for the sale of one of its single-hulled U.S. Flag Tankers, which is classified as held for sale on the consolidated balance sheet as of September 30, 2010. The Company expects to deliver the vessel to its buyers during the fourth quarter of 2010, subject to approval by the U.S. Maritime Administration (“MarAd”).

During the first quarter of 2009, the Company delivered one of its 2000-built VLCCs to the buyer pursuant to a forward sales agreement entered in 2007. Accordingly, OSG recognized a gain on the sale of $76,654,000 in the first quarter of 2009. A ULCC, the TI Africa, which was wholly owned by OSG, was sold in January 2009 to a joint venture in which the Company has a 50% interest for conversion to an FSO for approximately $200,000,000. The Company recorded a gain of $106,686,000, of which $53,343,000 was recognized in the first quarter of 2009 with the balance deferred, which deferred balance is being amortized over the remaining life of the vessel. The gain recognized on the transaction was equal to 50% of the excess of the sales price over the carrying amount of the vessel. In addition, OSG sold and chartered back one International Flag Panamax Product Carrier. The aggregate gain on the transaction of approximately $1,018,000 was deferred and is being amortized over the approximately twelve year term of the lease as a reduction of charter hire expenses.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels (continued):

During the second quarter of 2009, the Company sold three vessels and a barge: two International Flag Panamaxes for which the charterer had previously exercised purchase options and one U.S. Flag Tanker and one U.S. Flag Barge, both of which had been classified as held for sale. The Company recognized a net gain of $422,000 on the sale of all these vessels.

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2010, the Company had approximately a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to FSOs, one of which commenced service on January 5, 2010 and the other which commenced service on August 30, 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

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

The FSO Africa was completed on March 14, 2010 and costs incurred subsequent thereto have been expensed by the joint venture. The FSO Africa commenced a three-year service contract with MOQ on August 30, 2010.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of September 30, 2010, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $323,000. As a result of the cancellation of the FSO Africa service contract with MOQ, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period ending in the fourth quarter of 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000,000 as of January 21, 2010. The outstanding balance applicable to the FSO Africa under the facility and the amount of collateral posted has been reduced to $122,000,000 as of September 30, 2010. The joint venture has entered into floating-to-fixed interest rate swaps with major financial institutions that were being accounted for as cash flow hedges as of December 31, 2009. The interest rate swaps, covering notional amounts aggregating $439,622,000 as of September 30, 2010, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commenced in the third quarter of 2009 and have maturity dates ranging from July to September 2017. As a result, the Company concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, in the first three months of 2010, the Company recognized a loss of $4,548,000, representing its share of amounts previously included in accumulated comprehensive income/(loss) by the joint venture for the interest rate swaps associated with the FSO Africa. As of September 30, 2010, the joint venture has recorded a liability of $40,069,000 for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amount, aggregating $9,745,000, is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating $826,884,000 at September 30, 2010, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022. As of September 30, 2010, the joint venture has recorded a liability of $151,618,000 for the fair value of these swaps. The Company’s share of the effective portion of such amount, aggregating $75,576,000, is included in accumulated other comprehensive income/(loss) in the accompanying balance sheet.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Shipping revenues	$79,183	$62,160	$226,230	$182,855
Ship operating expenses	(56,924)	(47,509)	(165,232)	(132,492)
Income from vessel operations	22,259	14,651	60,998	50,363
Other income/(loss)	(3)	(286)	(926)	(664)
Interest expense *	(23,171)	(12,820)	(74,114)	(39,844)
Net income/(loss)	$(915)	$1,545	$(14,042)	$9,855

* Interest is net of amounts capitalized in connection with vessel construction of $0 and $509 for the three and nine months ended September 30, 2010, respectively, and $1,489 and $4,613 for the three and nine months ended September 30, 2009, respectively.

Note F – Variable Interest Entities (“VIEs”):

At September 30, 2010, the Company participates in five commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F – Variable Interest Entities (continued):

The joint venture described in Note E that converted two ULCCs to FSOs was determined to be a VIE. The formation agreements state that all significant decisions must be approved by the majority of the board. As a result, the Company shares power to make all significant economic decisions that affect this joint venture and does not control a majority of the board and is not considered a primary beneficiary. Accordingly, the Company accounts for this investment under the equity method of accounting.

The joint venture’s formation agreements require the Company and its joint venture partner to provide financial support as needed. The Company has provided and will continue to provide such support as described in Note E.

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs described above as of September 30, 2010:

In thousands	Consolidated Balance Sheet
Investments in Affiliated Companies	$258,654
Deferred Federal Income Taxes and Other Liabilities (1)	323

(1)   Represents the Company’s valuation of its several guaranty of the FSO joint venture’s outstanding debt at September 30, 2010.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt that exceeds the amount of cash collateral already posted by the joint venture. The Company’s share of such cash collateral (approximately $61,000,000 as of September 30, 2010) was advanced to the joint venture in the first quarter of 2010 and is included in investments in affiliated companies. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at September 30, 2010.

In thousands	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Federal Income Taxes and Other Liabilities	$323	$376,080

In addition, as of September 30, 2010, the Company had approximately $12,565,000 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2010. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guaranty would first be reduced by the fair value of such FSOs.

Form 10-Q

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

The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009, other than derivatives, follow:

	September 30, 2010		December 31, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair value
Financial assets (liabilities)
Cash and cash equivalents	$350,653	$350,653	$474,690	$474,690
Short-term investments	—	—	50,000	50,000
Restricted cash	—	—	7,945	7,945
Capital Construction Fund	—	—	40,698	40,698
Debt	(1,864,882)	(1,812,520)	(1,846,491)	(1,760,868)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce the Company’s exposure to changes in the TCE revenue earned by some of its vessels operating in the spot market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. These contracts expired on various dates through September 2010.

Fuel Price Volatility Risk

The Company enters into stand alone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. During August 2010, the Company entered into an agreement with a counterparty to purchase 787 metric tons per month of fuel oil for $429.57 per metric ton. This contract settles on a net basis at the end of each calendar month from September 2010 through June 2011 based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. This swap, representing an aggregate volume of 7,874 metric tons of fuel, does not qualify as a cash flow hedge for accounting purposes.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $401,828,000 at September 30, 2010 pursuant to which it pays fixed rates ranging from 3.2% to 4.7% and receives floating rates based on the three-month London interbank offered rate ("LIBOR") (approximately 0.3% at September 30, 2010). These agreements contain no leverage features and have various final maturity dates ranging from March 2011 to August 2014.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. At September 30, 2010, the notional amounts of the foreign currency forward contracts aggregated approximately £6,000,000 and €16,000,000 settling monthly through May 2011. Such contracts qualify as cash flow hedges.

Form 10-Q

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

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
In thousands at September 30, 2010	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Other receivables, including federal income taxes recoverable	$—	Accounts payable, accrued expenses and other current liabilities	$(10,467)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	(8,857)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	581	Accounts payable, accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments		$581		$(19,324)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$686	Accounts payable, accrued expenses and other current liabilities	$(523)
	Accounts payable, accrued expenses and other current liabilities	—	Inventories, prepaid expenses and other current assets	—
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	—
	Deferred federal income taxes and other liabilities	—	Other assets	—
Total derivatives not designated as hedging instruments		$686		$(523)

Total derivatives		$1,267		$(19,847)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

	Asset Derivatives		Liability Derivatives
In thousands at December 31, 2009	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Prepaid expenses and other current assets	$—	Accounts payable, accrued expenses and other current liabilities	$—
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	—

Interest rate swaps:
Current portion	Other receivables	—	Accounts payable, accrued expenses and other current liabilities	(10,847)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	(4,484)

Foreign currency contracts:
Current portion	Prepaid expenses and other current assets	—	Accounts payable, accrued expenses and other current liabilities	(492)
Total derivatives designated as hedging instruments		$—		$(15,823)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Prepaid expenses and other current assets	$394	Accounts payable, accrued expenses and other current liabilities	$(457)
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	(11)
Long-term portion	Other assets	—	Deferred federal income taxes and other liabilities	—
	Deferred federal income taxes and other liabilities	—	Other assets	—
Total derivatives not designated as hedging instruments		$394		$(468)

Total derivatives		$394		$(16,291)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of cash flow hedging relationships on the balance sheet as of September 30, 2010 and December 31, 2009 follows:

	Amount of Derivative Gain or (Loss) Reclassified to Accumulated Other Comprehensive Income/(Loss) (Effective Portion)
In thousands	September 30, 2010	December 31, 2009

FFAs and bunker swaps	$275	$1,150
Interest rate swaps	(100,005)	(53,307)
Foreign currency contracts	566	(492)
Total	$(99,164)	$(52,649)

The effect of cash flow hedging relationships on the statement of operations for the nine months ended September 30, 2010 and 2009 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) (1)		Ineffective Portion (2)
In thousands for the nine months ended September 30, 2010	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	Shipping revenues	$548	Shipping revenues	$—

Interest rate swaps	Interest expense	(7,547)	Interest expense	—

Foreign currency contracts	General and administrative expenses	(2,344)	General and administrative expenses	15
Total		$(9,343)		$15

(1)The amounts reclassified from accumulated other comprehensive income/(loss) to earnings for the three months ended September 30, 2010 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $(800), $(2,975) and $(1,099), respectively.
(2)The ineffective portions of cash flow hedges recognized in earnings for the three months ended September 30, 2010 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $0, $0 and $24, respectively.

 Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) (1)		Ineffective Portion (2)
In thousands for the nine months ended September 30, 2009	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	Shipping revenues	$23,517	Shipping revenues	$(440)

Interest rate swaps	Interest expense	(7,169)	Interest expense	—

Foreign currency contracts	General and administrative expenses	406	General and administrative expenses	28
Total		$16,754		$(412)

(1)  The amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended September 30, 2009 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $13,839, $(3,056) and $526, respectively.

(2) The ineffective portions of cash flow hedges recognized in earnings for the three months ended September 30, 2009 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $(1), $0 and $6, respectively.

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the three and nine months ended September 30, 2010 and 2009 are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	Location	2010	2009	2010	2009
FFAs and bunker swaps	Other income/(expense)	$139	$316	$68	$1,708

 Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Fair Value Hierarchy

The following tables present the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

In thousands	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities) at September 30, 2010:
Available-for-sale marketable securities	$381	$381		$—
Derivative Assets	$1,267	$686	(1)	$581	(2)
Derivative Liabilities	$(19,847)	$(523	) (1)	$(19,324	)(2)

Assets/(Liabilities) at December 31, 2009:
Available-for-sale marketable securities	$652	$652		$—
Derivative Assets	$383	$383	(1)	$—
Derivative Liabilities	$(16,280)	$(457	)(1)	$(15,823	)(3)

(1)	Forward Freight Agreements and Bunker Swaps
(2)	Standard interest rate swaps (liability of $19,324) and foreign currency contracts (asset of $581)
(3)	Standard interest rate swaps (liability of $15,331) and foreign currency contracts (liability of $492)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At September 30, 2010, the Company did not hold  collateral related to its derivative transactions. At September 30, 2010, the Company had issued a $1,000,000 letter of credit related to its FFA derivative transactions (see Note H).

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note H — Debt:

Debt consists of the following:

In thousands as of	September 30, 2010	December 31, 2009
$1.8 billion unsecured revolving credit facility	$675,000	$953,000
$200 million secured revolving credit facility	—	30,000
8.125% notes due 2018, net of unamortized discount of $4,042	295,958	—
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $38 and $50	73,230	74,485
Floating rate secured term loans, due through 2023	674,694	599,260
Fixed rate secured term loans, due through 2014	—	43,746
	1,864,882	1,846,491
Less current portion	44,607	33,202
Long-term portion	$1,820,275	$1,813,289

On July 1, 2010, the Company prepaid its fixed rate secured term loans due through 2014 with an outstanding balance of $42,174,000. The weighted average interest rate of such debt was 6.0%. The Company funded this repayment with borrowings from its $1,800,000,000 unsecured credit facility. The unsecured credit facility has a floating rate based on LIBOR.

On June 24, 2010, the Company terminated its $200,000,000 secured revolver credit facility. The Company funded the repayment of the $30,000,000 outstanding balance under the secured revolving credit facility with borrowings from its unsecured credit facility.

On March 29, 2010, the Company issued $300,000,000 principal amount of senior unsecured notes at a discount pursuant to a Form S-3 shelf registration filed March 22, 2010. The notes are due in March 2018 and have a coupon of 8.125%. The Company received proceeds of approximately $289,745,000, after deducting underwriting discounts and expenses. The Company used the net proceeds to reduce the outstanding indebtedness under its unsecured revolving credit facility.

As of September 30, 2010, the Company had unused long-term credit availability of approximately $1,123,217,000, which reflects $1,783,000 of letters of credit issued principally in connection with collateral requirements for derivative transactions.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note H — Debt (continued):

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties). Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations. In addition, the financing agreements impose operating restrictions and establish minimum financial covenants, including limitations on the amount of total borrowings and secured debt and provide for acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants. Failure to comply with any of the covenants in the financing agreements could also result in a default under those agreements and under other agreements containing cross-default provisions. The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of September 30, 2010.

As of September 30, 2010, 17 vessels, including two that are under construction, representing approximately 32.5% of the net book value of the Company’s vessels, are pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $51,936,000 and $35,094,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

Note I — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as the undistributed income of its foreign companies accumulated through December 31, 1986, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries was required in 2010 and 2009. Further, no provision for U.S. income taxes on the Company’s share of the undistributed earnings of the less than 50% owned foreign shipping joint ventures was required as of September 30, 2010, because the Company intends to indefinitely reinvest such earnings ($85,000,000 at September 30, 2010). The unrecognized deferred U.S. income taxes attributable thereto approximated $30,000,000.

As of September 30, 2010, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,400,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $830,000,000.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note I — Taxes (continued):

The components of the credit for income taxes follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Current	$520	$41	$1,020	$847
Deferred	(2,036)	(1,891)	(4,644)	(7,000)
	$(1,516)	$(1,850)	$(3,624)	$(6,153)

At December 31, 2009, the Company had a reserve of approximately $5,292,000 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than “more likely than not.” The Company increased such reserve by $1,219,000 during the nine months ended September 30, 2010 for positions taken in prior years.

Note J — Capital Stock and Stock Compensation:

In June 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock from time-to-time. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of September 30, 2010, the Company had repurchased 3,798,200 shares of its common stock under the 2008 program (all prior to December 31, 2008).

In the first nine months of 2010, the Company awarded a total of 71,008 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the nine months ended September 30, 2010 was $43.40 per share (the market price at date of grant). In addition, in the first nine months of 2010, options covering 141,998 shares were granted at the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the nine months ended September 30, 2010 was $43.40 per share (the market price at date of grant). The grant date fair value of options granted during the nine months ended September 30, 2010 was $13.53 per share.

In the first nine months of 2010, the Company granted a total of 44,142 performance related restricted stock units to covered employees. The Company did not make any performance related restricted stock unit awards during the first nine months of 2009. Each performance unit represents a contingent right to receive shares of common stock, based on a formula, if certain market related performance goals are met and the covered employees are continuously employed through the end of the period over which the performance goals are measured. The performance units have no voting rights and may not be transferred or otherwise disposed of. The covered employees are entitled to dividends in the form of additional performance units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the covered employee on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date. The performance units resulting from the reinvested dividends will convert into shares of common stock, using the formula contained in the original grant and will vest at the end of the performance period. At the date of grant of the performance related restricted stock awards, the fair market value of the Company’s stock was $43.40 per share. The estimated weighted average grant-date fair value of the performance related restricted stock awards in the first nine months of 2010 was $52.43 per share.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note J — Capital Stock and Stock Compensation (continued)

In the first nine months of 2010 and 2009, the Company granted a total of 30,444 and 33,840 restricted stock units to its non-employee directors, respectively. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend. At the date of the awards in the first nine months of 2010 and 2009, the fair market value of the Company’s stock was $39.41 and $35.46 per share, respectively.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method.

Note K — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands as of	September 30, 2010	December 31, 2009
Unrealized losses on available-for-sale securities	$—	$(384)
Unrealized losses on derivative instruments	(99,164)	(52,649)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(8,297)	(7,731)
	$(107,461)	$(60,764)

Included in accumulated other comprehensive income/(loss) at September 30, 2010 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $69,000 ($45,000 net of tax), unrecognized prior service costs of $1,939,000 ($1,260,000 net of tax) and unrecognized actuarial losses of $10,756,000 ($6,992,000 net of tax).

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
Note L — Leases:

1.	Charters-in:

As of September 30, 2010, the Company had commitments to charter in 53 vessels all of which are, or will be, accounted for as operating leases. Twenty four are bareboat charters and 29 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:
Dollars in thousands at September 30, 2010	Amount	Operating Days
2010	$40,350	2,116
2011	153,842	7,959
2012	156,684	8,052
2013	156,525	8,030
2014	146,666	6,465
Thereafter	291,395	14,780
Net minimum lease payments	$945,462	47,402

Time Charters-in:
Dollars in thousands at September 30, 2010	Amount	Operating Days
2010	$55,215	2,855
2011	207,211	10,231
2012	143,145	6,979
2013	84,779	4,940
2014	78,510	4,773
Thereafter	187,287	11,448
Net minimum lease payments	$756,147	41,226

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to repairs or drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use.

During the third quarter of 2010, the Company took delivery of the Overseas Kythnos, a newbuild International Flag Handysize Product Carrier, which commenced a bareboat charter-in with a term of approximately five years. OSG entered into negotiations to purchase this vessel and in connection therewith placed $37,500,000 into escrow, subject to the satisfaction of certain contract conditions. Such deposit is included in other assets as of September 30, 2010. Payments currently required under the bareboat charter have been recognized in charter hire expense. The related payment obligation will be credited against the $37,500,000 deposit. In late-October 2010, OSG completed the purchase of the Overseas Kythnos and the bareboat charter-in was canceled.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note L — Leases (continued):

2.	Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs or drydock) are as follows:

Dollars in thousands at September 30, 2010	Amount	Revenue Days
2010	$68,543	2,028
2011	232,295	5,952
2012	142,534	2,734
2013	106,382	1,846
2014	76,532	1,234
Thereafter	13,389	182
Net minimum lease payments	$639,675	13,976

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

Note M — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen), and postretirement health care and life insurance plans was not material during the nine months ended September 30, 2010 and 2009.

The Company expects that its required contributions in 2010 with respect to its domestic defined benefit pension plan will be approximately $2,359,000, of which $2,262,000 was funded during the nine months ended September 30, 2010.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note N — Other Income:

Other income consists of:
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Investment income:
Interest and dividends	$418	$537	$1,066	$2,617
Loss on sale of securities and other investments and write-down of securities	(326)	(3)	(825)	(3,293)
	92	534	241	(676)
Gain on derivative transactions	139	316	68	1,708
Miscellaneous — net	(76)	23	185	322
	$155	$873	$494	$1,354

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of September 30, 2010 consisted of 112 vessels aggregating 11.5 million dwt and 864,800 cbm, including 50 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 112 vessels, charters-in for three vessels are scheduled to commence upon delivery of the vessels in 2011 and 10 newbuilds are scheduled for delivery between 2010 and 2011, bringing the total operating and newbuild fleet to 125 vessels. In October 2010, subsidiaries of OSG finalized amendments to construction contracts the result of which was to replace contracts for two Panamax Product Carriers with scheduled delivery dates in 2011 with construction contracts for two 113,000 dwt Aframaxes with scheduled delivery dates in 2013.

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

Overview

Although rates for all tanker segments were weak during the third quarter of 2010, at times trading at or below cash breakeven levels, they were still higher than the third quarter of 2009.

The oil price contango that existed in the first half of 2010 narrowed during the third quarter resulting in a significant decline in the number of tankers used for floating storage for both crude oil and clean refined products. Refinery maintenance in Asia contributed toward a reduction in the movement of crude oil from the Atlantic Basin to Asia reducing tonne-mile demand. The confluence of lower tonne-mile demand and increased tanker supply, as newbuilding tanker deliveries and vessels released from floating storage competed for cargoes, placed pressure on tanker rates during the third quarter of 2010.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

World oil demand during the third quarter of 2010 was approximately 87.6 million b/d, an increase of 2.4 million b/d, or 2.8%, compared with the third quarter of 2009. Approximately 60%, or 1.4 million b/d, of the demand increase was in non-OECD countries. The increase in demand of almost one million b/d in OECD areas primarily occurred in North America, driven by higher demand for middle distillates and petrochemical feedstocks. An increase in demand in Europe was based on strong demand for middle distillates while heavy use of air conditioning in Japan due to unusually warm weather increased demand for fuel oil used for electric power generation purposes.

World oil demand in the first nine months of 2010 increased by approximately 2.4 million b/d, or 2.8%, compared with the same 2009 period. Demand in non-OECD countries rose by approximately 2.0 million b/d, or 5.1%, led by an increase of over 10% in China. Increased oil consumption in China was driven by strong demand for naphtha as well as rising demand for middle distillates and other products, such as asphalt, in part due to a stimulus plan enacted by China’s government during 2009. The demand increase in OECD areas of 400,000 b/d primarily reflected an increase in North America where growth in middle distillate consumption somewhat offset by a decline in European gasoline and fuel oil consumption.

The third quarter 2010 increase in oil demand was met by increased production in both OPEC and non-OPEC areas. Nigeria accounted for a large part of the approximately 450,000 b/d increase in OPEC crude oil production as output from onshore fields continued to steadily increase as damaged infrastructure was repaired. Additionally, production of Natural Gas Liquids (“NGL”) in OPEC areas, especially the Middle East, increased by approximately 540,000 b/d. Most of the increase in non-OPEC production occurred in the U.S., Brazil, China and Russia. Unlike prior years, third quarter 2010 production in the U.S. Gulf of Mexico was not adversely impacted by hurricanes. Brazil’s incremental production was shipped primarily to the U.S. and China while Russia’s incremental production was exported to Pacific destinations (including U.S. West Coast refineries) from its new port at Kozmino.

The impending IMO deadline of January 1, 2011 for operating single hull tankers has resulted in significant scrapping during the first nine months of 2010. Through September 30, 2010, over 100 single hull tankers have been scrapped, including 33 VLCCs, seven Suezmaxes, 21 Aframaxes, 15 Panamaxes and 40 Handysize Product Carriers. Scrap values of approximately $450 per light tonne combined with low utilization rates for single hull tankers should provide owners with an incentive to continue to scrap single hull tankers during the remainder of this year.

The tables below show the daily TCE rates that prevailed in markets in which the Company’s vessels operated for the periods indicated. It is important to note that the spot market is quoted in Worldscale rates, except for U.S. Flag, which is based on the American Tanker Rate Schedule and quoted in American rates (“AR”). The conversion of Worldscale and American rates to the following TCE rates required the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages, waiting time and the portion of revenue generated from long-term charters. For example, TCE rates for VLCCs are reflected in the earnings of the Company approximately one month after such rates are reflected in the tables below, calculated on the basis of fixture dates.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average	$10,500	$7,200	$33,400	$20,300
High	$32,000	$40,500	$93,900	$80,700
Low	$(5,200)	$(5,800)	$(5,200)	$(5,800)
* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the third quarter and first nine months of 2010 averaged $10,500 per day and $33,400 per day, respectively, about 46% and 65% higher than rates realized in the same periods during 2009. However, third quarter 2010 rates were 76% below those realized in the second quarter of 2010.

The main factor behind the higher rates, both in the third quarter and in the first nine months of 2010 compared with 2009, was a significant increase in long-haul crude shipments to China from both West Africa and South America. Refinery runs in China during the first nine months of 2010 were one million b/d higher than in the same period of 2009. Refinery runs in China reached their peak 2010 level in the second quarter but declined in the third quarter due to both a reduction in demand and an increase in refinery maintenance activities. The increase in refinery runs during 2010 necessitated incremental long-haul movements from West Africa, South America and the Middle East that increased tonne-mile demand.

Seaborne imports into China increased by about 29% during the first nine months of 2010 compared with the first nine months of 2009 and by approximately 10% during the third quarter of 2010 compared with the third quarter of 2009. Unlike the first and second quarters of 2010, when the largest share of the increase in imports was sourced from West Africa, third quarter incremental crude oil imports were primarily obtained from the Middle East. The Brent-Dubai oil price differential provided Asian refiners an incentive to process Middle East crudes, which generated higher refining margins than West African crudes. Consequently, tonne-mile demand during the third quarter of 2010 declined relative to the second quarter and first half of 2010.

VLCC tonnage used for floating storage declined during the first nine months of 2010, which is the opposite of what occurred during the first nine months of 2009 when oil prices supported a contango trade. A total of 28 VLCCs were being used for floating storage (26 for crude oil) at the end of the third quarter of 2010 compared with 53 and 35 VLCCs at the end of June 2010 and September 2009, respectively.

There was a net increase in VLCC tonnage during the first nine months of 2010 of 12 tankers with 45 deliveries offset by 33 scrappings or conversions. This growth combined with a reduction in the number of VLCCs used for floating storage since the beginning of the year resulted in approximately 40 additional tankers competing for cargoes, a key reason for the extremely weak rate environment.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The world VLCC fleet, used for both trading and other purposes, totaled 532 vessels (161.1 million dwt) at September 30, 2010, of which single hull tankers comprised 7% (38 tankers). The VLCC orderbook totaled 198 vessels (62.1 million dwt) at September 30, 2010, equivalent to 39% of the existing VLCC fleet, based on deadweight tons.

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average	$10,500	$9,500	$23,700	$21,500
High	$21,000	$19,000	$64,000	$49,200
Low	$4,000	$2,000	$4,000	$2,000
* Based on West Africa to U.S. Gulf Coast

Third quarter and year-to-date 2010 rates for Suezmaxes were approximately 10% higher than the comparable periods in 2009. Similar to VLCC rates, third quarter 2010 rates for Suezmaxes were 65% below those realized in the prior quarter.

Nigerian crude oil production increased steadily during the first nine months of 2010 as companies repaired damaged infrastructure caused by last year’s civil unrest. Nigerian crude oil production reached 2.1 million b/d during the third quarter of 2010, approximately 400,000 b/d higher than the same timeframe in 2009. U.S. imports of Nigerian crude increased during the third quarter by approximately 17% compared with the third quarter of 2009. Most of this increase went to the U.S. East Coast and was carried primarily in Suezmaxes.

A large increase in Suezmax tonnage seeking cargoes adversely impacted tanker rates during the third quarter of 2010. Thirty-one Suezmax newbuildings were delivered during the first nine months of 2010 against only seven deletions. In addition, by the end of the third quarter there were no Suezmaxes being used for floating storage purposes compared with 20 Suezmaxes storing clean products at the beginning of 2010. The simultaneous entry into the marketplace of both newbuildings and tankers previously used for storage created more-than-ample tonnage availability that forced some owners to employ their tankers at rates below cash breakeven levels. Also, because of low VLCC rates in the Arabian Gulf, some VLCCs ballasted to West Africa to seek cargoes that would have otherwise been carried on Suezmaxes.

The world Suezmax fleet totaled 406 vessels (62.3 million dwt) as of September 30, 2010. Included in the fleet are 19 single hull tankers that will likely be scrapped by the end of 2010. The Suezmax orderbook was 158 vessels (24.8 million dwt) at September 30, 2010, representing 40% of the existing Suezmax fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average	$12,200	$3,500	$18,200	$12,300
High	$30,500	$8,500	$41,000	$73,000
Low	$5,700	$1,000	$5,700	$1,000
*Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the third quarter of 2010 averaged $12,200 per day, more than triple average rates in the third quarter of 2009 but approximately 40% below the average for the second quarter of 2010. Year-to-date rates in 2010 averaged $18,200, 48% higher than the same timeframe in 2009.

Russian refinery runs hit a record of 5.2 million b/d in August 2010, approximately 250,000 b/d higher than the same timeframe in 2009. Higher refinery runs so far in 2010 can largely be attributed to local increases in demand as well as increased product exports due to less costly export duties being placed on products compared with crude oil. Crude exports levels in 2010 have remained about the same relative to 2009. However, about 250,000 b/d of incremental crude oil were exported from the Kozmino terminal on the Pacific Coast with an equivalent reduction in exports from the Black Sea.

The increase in refining margins in the U.S. and Europe late in the second quarter resulted in refiners increasing their throughput early in the third quarter of 2010. Refinery utilization levels in the U.S. averaged 89% during the third quarter of 2010 compared with 84% during the same timeframe in 2009. Short haul crudes, specifically crude oil from Colombia and, to a lesser extent, from Venezuela and Mexico, were imported to take advantage of the favorable refining margins that existed at the time. Refinery utilization that was over 90% in July declined to 87% in September and is currently at 82%, as demand turned out to be less robust than anticipated. This led to a decline in refining margins and a significant product inventory buildup, especially in middle distillates.

Refinery utilization rates in Europe averaged 80% in the third quarter of 2010, representing an increase of 160,000 b/d in refining throughput levels compared with the third quarter of 2009. Third quarter 2010 North Sea production was approximately 360,000 b/d below third quarter 2009 levels. Increased refinery runs, combined with reduced North Sea crude oil production and reduced supplies from the Black Sea made it necessary for Europe to source crude oil from the Middle East and West and North Africa.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

A strike by port workers that began in late September at Fos/Lavera, which is a major conduit for oil imports into France, Switzerland and Germany, resulted in longer waiting time for tankers discharging cargoes. As of the middle of October there were 60 tankers, evenly split between crude tankers and product carriers, waiting to discharge their cargoes, reducing the availability of both Suezmax, Aframax and Product Carrier tonnage and positively impacting freight rates.

Fifty-five Aframax newbuildings entered the fleet in the first nine months of 2010 while only 21 vessels were scrapped, resulting in a net increase of 34 tankers. The world Aframax fleet reached 873 vessels (92.1 million dwt) at September 30, 2010. Included in this number are 40 single-hull tankers. The Aframax orderbook totaled 136 vessels (14.9 million dwt) at September 30, 2010, representing 16% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils*
	Three Months Ended September 30,		Nine Months Ended September30,
	2010	2009	2010	2009
Average	$10,600	$8,500	$14,400	$14,600
High	$19,400	$20,000	$24,900	$38,000
Low	$3,000	$0	$3,000	$0
*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $10,600 per day during the third quarter of 2010, approximately 24% higher than the average rates in the corresponding quarter of 2009, but 35% below the second quarter of 2010.

The Panamax trade was subdued in the third quarter due to heightened competition from the Aframax market, which kept pressure on rates. The lack of opportunities in other Panamax markets provided little incentive for owners to leave the Caribbean to seek cargoes elsewhere. More cargoes from Ecuador ultimately destined for the U.S. West Coast (a 21-day voyage) were instead delivered to storage facilities in Panama (a five-day voyage), where cargoes were combined and larger tankers used to transport cargoes to U.S. West Coast refineries.

Increased shipments of Russian crude oil from the port of Kozmino to the U.S. West Coast also adversely impacted Panamax requirements. The increase in Russian crude deliveries on Aframax tonnage precluded Panamax movements from Vancouver and reduced the number of VLCC voyages to the West Coast, which limited lightering opportunities for Panamaxes.

The world Panamax fleet at September 30, 2010 stood at 432 vessels (30.3 million dwt). Of this amount, 31 tankers are single-hulled. The Panamax orderbook of 91 vessels (6.6 million dwt) at September 30, 2010 represents 22% of the existing Panamax fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average	$7,700	$3,000	$7,900	$6,900
High	$18,500	$7,100	$18,500	$18,200
Low	$2,900	$0	$1,700	$0
*Based on 60% trans-Atlantic and 40% Caribbean movements to the U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $7,700 per day during the third quarter of 2010, over twice the average for the third quarter of 2009 and approximately 18% over the second quarter of 2010. Product Carrier rates for the first nine months of 2010 averaged 14% above those realized during the same period in 2009.

Oil demand in Latin America increased by 5% during the third quarter of 2010 compared with the same timeframe in 2009. The combination of increased demand for products, especially middle distillates, and unexpected refinery downtime in the Caribbean and South America created an arbitrage opportunity for imports into this area. High refining utilization levels in the U.S. in the third quarter produced incremental volumes of diesel that were exported from Gulf Coast refineries to both Latin America and Europe, benefiting product tanker rates. There were also additional movements from Asia into Latin America to meet rising distillate demand. However, trans-Atlantic movements of gasoline from Europe to the U.S. were subdued as U.S. refining runs in the third quarter were at a high enough level to meet gasoline demand without the need for additional imports.

At the beginning of this year there were 87 large Product Carriers used to store clean products. By the end of September 2010 this number had been reduced to 33, implying that 54 additional Product Carriers had to compete for cargoes.

The world Handysize fleet consisted of 1,517 vessels (65.5 million dwt) at September 30, 2010, of which 131 were single-hulled. The orderbook stood at 272 vessels (12.8 million dwt), equivalent to 20% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges (“ATBs”)

	Average Spot Market TCE Rates
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
45,000 dwt Tankers	$39,600	$33,100	$38,300	$37,200
30,000 dwt ATBs	$26,200	$23,000	$25,600	$25,200

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Rates for Jones Act Product Carriers and ATBs averaged $39,600 per day and $26,200 per day, respectively, during the third quarter of 2010, approximately 20% and 14% above their respective third quarter 2009 rates. Rates for both vessel types were, however, approximately 4% below their second quarter 2010 rates as fuel costs increased and there were fewer trans-Gulf movements into Florida.

U.S. Gulf Coast refinery utilization rates in the third quarter of 2010 averaged 91% compared with 86% in the third quarter of 2009. This resulted in an increase in inventory levels as well as an increase in middle distillate exports. An accident at Mexico’s Cadereyta refinery in early September damaged production units, reducing throughput volumes. To compensate for this reduction in throughput volumes, additional quantities of gasoline were moved on ATBs from Gulf Coast refineries into Brownsville, Texas for uploading into a product pipeline that runs into Mexico.

The Delaware Bay lightering business transported an average of 238,000 b/d during the third quarter of 2010, an increase of 6% compared with the second quarter of 2010 and 2% higher than the third quarter of 2009. Two refineries, Delaware City and Eagle Point remained shut down. The increase in lightering volumes reflected higher demand from other refineries operating on the U.S. East Coast. The Delaware City refinery, sold by Valero to PBF Holding Company LLC, is now undergoing significant maintenance and is forecast to restart operations during the first half of 2011, which would be beneficial to OSG’s lightering activities. PBF Holding Company LLC has also recently purchased the Paulsboro refinery located in Delaware Bay from Valero.

Three Jones Act vessels were delivered and three were scrapped (including two older gas turbine double hull vessels) during the third quarter of 2010, resulting in 62 vessels available for trading in the Jones Act coastwise market at the end of the quarter compared with 68 vessels at September 30, 2009. There were eight Jones Act vessels in lay-up at the end of the third quarter of 2010 compared with nine vessels in lay up at September 30, 2009. Three more vessels are expected to be delivered and one scrapped in the fourth quarter, which would result in a year-end Jones Act fleet of 64 vessels.

From the fourth quarter of 2010 through 2014, nine tankers and barges in the 160,000 to 420,000 barrel size range will be added to the fleet based on the current orderbook. An equal number of vessels should be phased out in accordance with OPA 90 regulations by December 31, 2014. In addition, there are currently seven double hull vessels over 25 years old that may be scrapped or taken out of service by 2014 because of commercial obsolescence.

Outlook

The most recent economic outlook issued by the International Monetary Fund (“IMF”) forecasts that world GDP growth in 2010 will be 4.7% and 2011 growth will reach 4.2%. Based on these forecast, the International Energy Agency (“IEA”) predicts that world oil demand will increase by 2.5% (2.15 million b/d) in 2010 and by 1.4% (1.2 million b/d) in 2011.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Tanker rates to date in the fourth quarter of 2010 have been lower than the average rates realized during the third quarter of 2010. There is currently no incentive to use tankers for either crude oil or clean product floating storage purposes. Additional newbuildings scheduled to enter the market during the fourth quarter of 2010 will exacerbate the current oversupply situation placing additional downward pressure on tanker rates. U.S. crude oil imports are forecast to decline in the fourth quarter of 2010 compared with the prior quarter as an increase in refinery maintenance activities combined with high inventory levels will likely reduce oil import requirements.

Asian refinery runs, however, are expected to increase by almost one million b/d by year-end 2010 compared with the third quarter due to a seasonal increase in demand of approximately 800,000 b/d, as refineries in Asia come out of summer maintenance and as new refining capacity in China starts up. PetroChina’s 200,000 b/d Guangxi refinery will begin to process crude oil in the fourth quarter and is configured to take low-sulfur crude oil from West Africa as its primary feedstock. Crude oil imports into China are forecast to hit record levels in the fourth quarter and to increase further in 2011 as China’s refining capacity continues to expand. Additionally, the Brent-Dubai spread now favors the use of West African crudes over Middle East crudes by Asian refiners, which should generate additional tonne-mile demand during the fourth quarter.

Tanker rates could continue to be supported by the tanker delays caused by the current port workers strike at Fos/Lavera. The strike has disrupted runs at some refineries and caused plant shutdowns at others, especially in France, where Total has started to halt operations at all its plants. An expected increase in fourth quarter Nigerian crude oil production and increased production in Brazil and the North Sea (due to seasonal factors such as the end of maintenance activities), compared with the third quarter, could also increase tanker tonne-mile demand in the fourth quarter.

The total supply of tankers is forecast to grow by 4% to 5% in 2010 as newbuilding deliveries will be offset by single-hull deletions. There is a minimal change expected in the VLCC fleet as about sixty-three newbuilding deliveries will be offset by an equal number of single-hull deletions. The Panamax fleet is forecast to show a net tonnage decline for 2010 as deletions are forecast to exceed newbuilding deliveries. The expected overall increase in fleet growth during 2010 is therefore centered in Suezmaxes and Aframaxes.

Oil demand growth in non-OECD areas in 2011 is forecast to increase by 1.5 million b/d while demand in OECD areas is forecast to decline by approximately 300,000 b/d. Refining capacity in Asia is forecast to grow by approximately 800,000 b/d in line with oil demand growth. Asia will require increased volumes of imported oil from West Africa, South America and the Middle East since Asian oil production is forecast to remain at 2010 levels.

Forecast changes in supply patterns during 2011 could also have a positive effect on tonne-mile demand. Expected production declines of 200,000 b/d in the North Sea and 160,000 b/d in Mexico could necessitate additional longer haul seaborne movements into Europe and the U.S., respectively. New Caspian production could become available to Europe via the B-T-C pipeline, which would provide a boost to both Aframax and Suezmax employment. The Delaware City refinery on the U.S. East Coast that is capable of processing sour crudes is expected to restart operations in the spring of 2011 and will likely source incremental quantities of crude oil from the Middle East and/or from Colombia and Brazil, where production increases of 120,000 b/d and 200,000 b/d, respectively, are forecast to occur in 2011.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The tanker supply in 2011 is forecast to grow 7% to 9% depending on the number of order cancellations and deliveries deferred into later years. While current crude future prices do not support holding oil in storage, the new sanctions against Iran concerning letters of credit, financing, transfer of funds, etc make it more difficult for Iran to market its crudes. Japan and Europe have stated that are cutting back on Iranian crude oil imports, and if this occurs, a need could develop for  more tankers to be utilized for storage purposes which would absorb some of the existing surplus tonnage and thus enhance 2011 rates.

Growth in the world Handysize fleet is forecast to average approximately 3% per year in the 2011 through 2014 period. Growth in tonne-mile demand during this timeframe is expected to exceed this growth in supply, reducing the current over-supply situation. Growth in tonne-mile demand will be driven by longer-haul cargoes from India into both Europe and the U.S., as India's export capacity increases. Diesel demand is also forecast to increase throughout the world providing arbitrage opportunities for exports from the U.S. to Europe and South America. Growth in naphtha demand in Asia will result in additional movements from the Middle East. This annual increase in product tonne-mile demand should result in improved fundamentals.

Fundamentals in the U.S. Flag tanker markets are forecast to improve. The Jones Act fleet is forecast to decline by 8% between October 2010 and year-end 2011. Eight tankers are expected to be scrapped while three newbuildings, including one vessel to be employed as a shuttle tanker, will enter the fleet.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Winter-related delays in the Bosporus straits could increase tanker utilization rates in the coming months. Geopolitical events, such as violence in Nigeria’s oil producing Niger delta, escalating tensions with Iran and other regional conflicts in the Middle East, could also cause changes in supply patterns that could significantly impact rates. Additionally, any changes in OPEC production quotas will have an impact on tanker utilization and rates.

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

During the third quarter of 2009, the Company recorded impairment charges aggregating $12,500,000 to write-down the carrying amount of two U.S. Flag vessels, an older double-hulled tanker with an inefficient gas turbine engine and one of its four single-hulled vessels (scheduled to drydock in 2010), which had limited remaining useful lives, to their estimated fair values as of September 30, 2009. During the first quarter of 2010, the Company determined that the continued weak conditions in the U.S. Flag markets represented an impairment indicator. The Company reviewed future cash flows for these two U.S. Flag vessels and the other three single-hulled vessels in its U.S. Flag fleet. The Company considered the then-current market values and the scheduled 2010 drydockings on two of the single-hulled tankers in evaluating prospects for continued operation of such vessels. The estimates of the undiscounted cash flows for the other single-hulled vessel scheduled to drydock in 2010 and the double-hulled tanker referred to above did not support recovery of such vessels’ carrying value. Accordingly, the Company recorded an impairment charge of $3,607,000 to write-down their carrying values to their estimated net fair values as of March 31, 2010, using estimates of discounted future cash flows for each of the vessels. The estimates of undiscounted cash flows as of March 31, 2010 for each of the remaining three single-hulled vessels (including the vessel for which an impairment charge was recorded in the third quarter of 2009) indicated that their carrying amounts were recoverable.

 Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

During the second quarter of 2010, the Company continued to experience difficulty employing its single-hulled U.S. Flag vessels. The April 2010 explosion and sinking of the drilling rig, Deepwater Horizon, and the subsequent oil spill in the Gulf of Mexico resulted in proposed legislation that is expected to impact drilling and transportation services in the Gulf of Mexico. Such legislation currently under consideration includes provisions that could impact single-hulled vessels trading to the LOOP and performing lightering operations and impose restrictions on activities in the Exclusive Economic Zone, among other matters. In addition, discussions were held with regulators and the Delaware Bay lightering customers concerning the future composition of the U.S. Flag lightering fleet and the requirement for vessels to have vapor-balancing capabilities. As a result of these conditions, the Company concluded that impairment indicators were present and performed an impairment analysis for its four single-hulled U.S. Flag vessels and a 1981-built U.S. Flag ATB engaged in lightering in the Delaware Bay. One of the four single-hulled vessels completed a grain voyage to the East Coast of Africa in early June and was subsequently delivered to buyers on July 1, 2010. The Company’s estimate of undiscounted future cash flows for the other four U.S. Flag vessels included its expectation for future market rates, a reduced likelihood of future employment opportunities, the timing and cost of upcoming drydockings in 2010 and 2011, the potential cost of modifications to the ATB engaged in lightering and the potential impact of legislation described above. The Company’s estimates of undiscounted future cash flows for three of its four single-hulled vessels, including the one sold in July, and the lightering ATB did not support recovery of such vessels’ carrying value at June 30, 2010. Accordingly, the Company recorded an impairment charge of $12,446,000 to write-down their carrying values to their estimated fair values at June 30, 2010.

During March 2010, OSG was informed by one of the major refineries along the U.S. Gulf that it would no longer accept the Company’s two single-hulled Aframaxes employed in the International Crude Tankers segment’s lightering business, commencing April 1, 2010. OSG has a 50% interest in the residual value of these two Aframaxes, which are chartered-in. These single-hulled Aframaxes are not subject to the IMO phase out until 2013. The Company considered the impact of the resulting likely reduction in utilization on estimated future charter rates and was in the process of considering alternate employment or use for these vessels, which have additional features compared with standard Aframaxes. The estimates of the undiscounted future cash flows as of March 31, 2010 for these two vessels indicated that their carrying amounts at March 31, 2010 were recoverable. During the second quarter, both of these vessels had substantial idle time awaiting employment. In addition, the Company reconsidered its ability to employ these two single-hulled Aframaxes in lightering in the Gulf of Mexico after the explosion and sinking of the Deepwater Horizon, also taking into consideration proposed legislation that would ban single hull tankers from serving lightering zones in the Gulf of Mexico effective January 1, 2011. These events have also exerted downward pressure on prospective rates for alternative employment for these vessels. Given the revised employment outlook for these two vessels, the Company reevaluated the prospects for drydocking these vessels in 2011 and renewing the charters upon their expiry in 2011 and no longer considers it likely that these charters will be extended. Based on its evaluation of undiscounted future cash flows, the Company concluded that both single-hulled Aframaxes were impaired at June 30, 2010. Accordingly, the Company recorded an impairment charge of $12,730,000 to write-down the carrying values of the intangible assets and costs related to the charters to their estimated fair values at June 30, 2010.

The Company continued to experience difficulty in employing its single-hulled U.S. Flag vessels and two single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf during the third quarter of 2010. However, no additional information was identified during the quarter that would suggest that the assumptions used in the Company’s June 30, 2010 evaluation of the future cash flows for these vessels have changed. Accordingly, no impairment tests were performed as of September 30, 2010. It is possible that the Company’s estimates of undiscounted cash flows may change in the future, resulting in the need for additional write-downs of one or more of the vessels discussed above.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations:

During the third quarter of 2010, TCE revenues increased marginally by $1,260,000, or 1%, to $208,558,000 from $207,298,000 in the third quarter of 2009 primarily due to a 161 day increase in revenue days.  During the third quarter of 2010, approximately 63% of the Company’s TCE revenues were derived from spot earnings, compared with 43% in the third quarter of 2009. In the third quarter of 2010, approximately 37% of TCE revenues were generated from fixed earnings, which comprise time or bareboat charters (“term”) and synthetic time charters (which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters through hedging with FFAs and bunker swaps that qualify as cash flow hedges). Fixed earnings represented 57% of the Company’s TCE revenues in the third quarter of 2009. During the first nine months of 2010, TCE revenues decreased by $78,391,000, or 10%, to $670,081,000 from $748,472,000 in the first nine months of 2009. During the first nine months of 2010, approximately 65% of the Company’s TCE revenues were derived from spot earnings compared with 50% in the first nine months of 2009.

OSG operates most of its crude oil tankers in commercial pooling arrangements (“Pools”). The Pools' cargo commitments make them attractive, but such cargo commitments limit the Pools’ ability to support any significant portfolio of time charters. Accordingly, OSG enters into forward freight agreements (“FFAs”) and bunker swaps seeking to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and that are effective are reflected in TCE revenues in the periods to which such hedges relate. The Company achieved average TCE rates for VLCCs of $32,578 per day for 92 days and $38,920 per day for 890 days covered by such effective hedges for the third quarter of 2010 and 2009, respectively. The September 30, 2010 mark-to-market for derivative positions that qualify for hedge accounting treatment, which are considered to be effective, are recorded in accumulated other comprehensive income/(loss) (equity). The actual results of these hedge positions will be reflected in the Company's earnings in October, the period to which the positions relate.

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues.

During the third quarter of 2010, the loss from vessel operations decreased by $678,000 to $15,521,000 from $16,199,000 in the third quarter of 2009. During the first nine months of 2010, results from vessel operations decreased by $141,494,000 to a loss of $28,349,000 from income of $113,145,000 in the first nine months of 2009. As previously discussed, the results from vessel operations in the third quarter and first nine months of 2010 included nil and $28,783,000, respectively, of impairment charges compared with $12,500,000 of impairment charges in the third quarter and first nine months of 2009. The loss from vessel operations in the first nine months of 2010 also included losses on vessel sales and a reduction in shipyard contract termination costs previously recognized of $490,000 and $627,000, respectively, compared with gains on vessel sales of $140,625,000 and shipyard contract termination costs of $27,074,000 in the corresponding prior year period.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income/(loss) of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before federal income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations.

Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
TCE revenues	$95,294	$99,805	$353,423	$387,936
Vessel expenses	(23,139)	(24,606)	(75,484)	(74,608)
Charter hire expenses	(45,702)	(51,367)	(140,215)	(184,251)
Depreciation and amortization	(18,275)	(18,523)	(55,718)	(54,818)
Income from vessel operations (a)	$8,178	$5,309	$82,006	$74,259
Average daily TCE rate	$21,266	$21,204	$26,170	$27,509
Average number of owned vessels (b)	26.0	25.0	25.9	24.7
Average number of vessels chartered-in under operating leases	23.6	27.1	24.3	28.0
Number of revenue days (c)	4,481	4,707	13,505	14,102
Number of ship-operating days:(d)
Owned vessels	2,392	2,300	7,058	6,739
Vessels bareboat chartered-in under operating leases	460	599	1,365	1,786
Vessels time chartered-in under operating leases	1,533	1,610	4,563	5,126
Vessels spot chartered-in under operating leases	178	283	708	737

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2010 and 2009, between spot and fixed earnings and the related revenue days. The Company has entered into FFAs and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment, are reported together with time charters entered in the physical market under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended September 30,	2010		2009
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$32,017	$32,578	$22,977	$38,920
Revenue days	1,245	92	436	890
Suezmaxes:
Average rate	$19,185	$—	$14,000	$—
Revenue days	285	—	206	—
Aframaxes:
Average rate	$16,036	$20,980	$13,421	$30,972
Revenue days	1,857	87	1,810	313
Panamaxes:
Average rate	$16,557	$17,102	$14,298	$24,940
Revenue days	458	364	592	368

Nine months ended September 30,	2010		2009
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$41,087	$44,314	$35,488	$41,786
Revenue days	3,350	522	1,548	2,432
Suezmaxes:
Average rate	$27,798	$—	$26,455	$—
Revenue days	798	—	658	—
Aframaxes:
Average rate	$18,654	$21,739	$21,538	$35,695
Revenue days	5,641	475	5,415	742
Panamaxes:
Average rate	$20,549	$17,959	$20,236	$26,430
Revenue days	1,359	1,088	1,798	1,236

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

During the third quarter of 2010, TCE revenues for the International Crude Tankers segment decreased by $4,511,000, or 5%, to $95,294,000 from $99,805,000 in the third quarter of 2009 reflecting decreases in average blended rates for VLCCs and average time charter rates for Panamaxes, as well as a 226 decrease in revenue days.  The decline in average rates earned by the VLCCs reflected a reduction in fixed coverage from FFAs and related bunker swaps. The decrease in revenue days is primarily due to decreases in chartered-in vessels in the Panamax and Aframax fleets.  Results for the third quarter of 2010 reflect substantial idle time as well as poor returns achieved for the two double-sided Aframaxes in the OSG Lightering business, one of which was repositioned to the Far East during the quarter.

Vessel expenses decreased by $1,467,000 to $23,139,000 in the third quarter of 2010 from $24,606,000 in the third quarter of 2009. The decrease was principally attributable to a decrease in average daily vessel expenses of $383 per day related to lower crew costs and repair expenses in the current period. Charter hire expenses decreased by $5,665,000 to $45,702,000 in the third quarter of 2010 from $51,367,000 in the third quarter of 2009, principally as a result of 321 fewer chartered-in days in the current quarter.

During the first nine months of 2010, TCE revenues for the International Crude Tankers segment decreased by $34,513,000, or 9%, to $353,423,000 from $387,936,000 in the first nine months of 2009. This decline was principally attributable to lower average time charter rates achieved for Aframaxes and Panamaxes in the first nine months of 2010 as prior charters expired and were replaced at lower rates and reductions in revenue days for the Aframax and Panamax sectors of 300 and 587 days, respectively. The spot Aframax rate for the 2010 period reflects substantial idle and repositioning time for the two double-sided Aframaxes in the OSG Lightering business during the second and third quarters of 2010.

Vessel expenses increased by $876,000 to $75,484,000 in the first nine months of 2010 from $74,608,000 in the first nine months of 2009 reflecting an increase in average daily vessel expenses of $220 per day. The increase in average daily vessel expenses for the first nine months of 2010 was primarily due to the timing of fees and services and the delivery of stores and spares in the current period.  Offsetting the impact of the increase in average daily vessel expenses was a 102 day decline in owned and bareboat chartered-in days. Charter hire expenses decreased by $44,036,000 to $140,215,000 in the first nine months of 2010 from $184,251,000 in the first nine months of 2009, reflecting a decrease of 1,013 chartered-in days and substantially lower profit share due to owners of chartered-in VLCCs, Aframaxes and OSG Lightering vessels.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

International Product Carriers (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
TCE revenues	$47,892	$45,966	$143,444	$180,732
Vessel expenses	(15,727)	(17,598)	(48,212)	(61,751)
Charter hire expenses	(23,458)	(25,649)	(73,783)	(81,612)
Depreciation and amortization	(9,088)	(7,926)	(26,859)	(31,362)
Income/(loss) from vessel operations	$(381)	$(5,207)	$(5,410)	$6,007
Average daily TCE rate	$15,218	$16,242	$15,861	$18,623
Average number of owned vessels	15.0	12.0	14.3	13.7
Average number of vessels chartered-in under operating leases	21.5	19.2	20.2	23.0
Number of revenue days	3,147	2,830	9,044	9,705
Number of ship-operating days:
Owned vessels	1,380	1,104	3,914	3,740
Vessels bareboat chartered-in under operating leases	872	915	2,501	3,991
Vessels time chartered-in under operating leases	1,104	854	3,013	2,296

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2010 and 2009 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended September 30,	2010		2009
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$15,915	$—	$14,813	$—
Revenue days	184	—	364	—
Handysize Product Carriers:
Average rate	$13,057	$22,193	$11,766	$22,333
Revenue days	2,089	782	1,279	1,095

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Nine months ended September 30,	2010		2009
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$19,314	$—	$18,935	$19,429
Revenue days	763	—	1,011	282
Handysize Product Carriers:
Average rate	$13,110	$21,085	$17,376	$21,003
Revenue days	5,431	2,582	3,661	4,405

During the third quarter of 2010, TCE revenues for the International Product Carriers segment increased by $1,926,000, or 4%, to $47,892,000 from $45,966,000 in the third quarter of 2009. This increase in TCE revenues reflected an increase in revenue days for modern Handysize Product Carriers of 579 days, partially offset by the impact of two Panamax Product Carriers being out-of-service for the entire quarter while they underwent repairs.

Vessel expenses decreased by $1,871,000 to $15,727,000 in the third quarter of 2010 from $17,598,000 in the third quarter of 2009, principally due to the two Panamax Product Carriers that were out-of-service and undergoing repairs during the quarter, and a decrease in average daily vessel expenses for the modern Handysize Product Carriers of $817 per day. This decrease in average daily vessel expenses resulted from lower crew costs and the timing of delivery of lubricating oils, stores and spares.  These decreases were partially offset by a 320 day increase in owned and bareboat chartered-in days for modern Handysize Product Carriers.  Charter hire expenses decreased by $2,191,000 to $23,458,000 in the third quarter of 2010 from $25,649,000 in the third quarter of 2009, due to the recognition of certain third party recoveries of approximately $5,200,000 on the two Panamax Product Carrier undergoing repairs as a reduction of charter hire expense. This decrease was partially offset by a net 207 day increase in time chartered-in days during the current quarter, which was the result of the program to replace older single-hull Handysize Product Carriers, which redelivered in 2009, with modern vessels.  Depreciation and amortization increased by $1,162,000 to $9,088,000 in the third quarter of 2010 from $7,926,000 in the third quarter of 2009 principally due to the delivery of two Handysize Product Carriers in 2010.

During the first nine months of 2010, TCE revenues for the International Product Carriers segment decreased by $37,288,000, or 21%, to $143,444,000 from $180,732,000 in the first nine months of 2009. This decrease in TCE revenues resulted primarily from the decrease in average rates earned on the Handysize Product Carriers operating in the spot market and a 661 day reduction in revenue days. This decrease in revenue days was principally related to the redelivery of the older, single-hull Handysize Product Carriers (all 13 of which had redelivered to the owners at the expiry of their respective charters by August 2009), the sale of two Panamax Product Carriers in the second quarter of 2009 and out-of-service days on two other Panamax Product Carriers, which were out-of-service for repairs for a significant portion of the second quarter and the entire third quarter of 2010. Spot days for the Handysize Product Carrier fleet as a percentage of total revenue days increased to 68% from 45% in the first nine months of 2009. This shift combined with a reduction in average spot rates negatively impacted segment results.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Vessel expenses decreased by $13,539,000 to $48,212,000 in the first nine months of 2010 from $61,751,000 in the first nine months of 2009. This change was principally the result of a decrease of 1,316 owned and bareboat chartered-in days. Charter hire expenses decreased by $7,829,000 to $73,783,000 in the first nine months of 2010 from $81,612,000 in the first nine months of 2009 due to the recognition of recoveries on the two Panamax Product Carriers discussed above, as well as a net 773 day reduction for chartered-in vessels in the current year.  The impact of the decrease in days was partially offset by modern Handysize Product Carriers being time chartered-in at higher average rates than the older Handysize Product Carriers that were redelivered in 2009, all of which were bareboat chartered-in. Depreciation and amortization decreased by $4,503,000 to $26,859,000 in the first nine months of 2010 from $31,362,000 in the first nine months of 2009, principally due to the expiration of the charters on the older Handysize Product Carriers discussed above.

In 2005 the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). Each of the vessel owning companies receives a subsidy, which was increased to $2,900,000 in 2009 that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Other International (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
TCE revenues	$4,105	$1,978	$8,451	$5,869
Vessel expenses	(502)	(552)	(1,464)	(1,601)
Charter hire expenses	(2,026)	—	(2,459)	—
Depreciation and amortization	(1,562)	(1,692)	(4,660)	(4,907)
Income/(loss) from vessel operations	$15	$(266)	$(132)	$(639)
Average daily TCE rate	$22,310	$21,500	$22,008	$21,500
Average number of owned vessels	1.0	1.0	1.0	1.0
Average number of vessels chartered in under operating leases	1.0	—	0.4	—
Number of revenue days	184	92	384	273
Number of ship-operating days:
Owned vessels	92	92	273	273
Vessels time chartered-in under operating leases	92	—	111	—

As of September 30, 2010, the Company operated two other International Flag vessels, a Pure Car Carrier and a LPG Carrier. The Pure Car Carrier, which is owned by the Company, is employed on a long-term charter. The LPG Carrier is chartered-in by the Company under a short-term charter that commenced in June 2010 and is due to expire in December 2010.

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

U. S. Segment (dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
TCE revenues	$61,267	$59,549	$164,763	$173,935
Vessel expenses	(24,641)	(23,917)	(70,585)	(72,191)
Charter hire expenses	(19,882)	(16,489)	(53,856)	(43,579)
Depreciation and amortization	(13,270)	(12,836)	(40,096)	(38,661)
Income/(loss) from vessel operations	$3,474	$6,307	$226	$19,504
Average daily TCE rate	$38,598	$37,010	$36,424	$35,708
Average number of owned vessels	14.5	14.0	15.2	15.3
Average number of vessels chartered in under operating leases	8.3	7.0	7.6	6.2
Number of revenue days	1,587	1,609	4,523	4,871
Number of ship-operating days:
Owned vessels	1,338	1,288	4,157	4,171
Vessels bareboat chartered-in under operating leases	766	644	2,081	1,706

During the third quarter of 2010, TCE revenues for the U.S. segment increased by $1,718,000, or 3%, to $61,267,000 from $59,549,000 in the third quarter of 2009. The increase in TCE revenues reflects the delivery of the Overseas Cascade, which commenced a five-year time charter on April 1, 2010, the delivery of two bareboat chartered-in Jones Act Product Carriers, one in May 2010 and the other in August 2010, both of which commenced three-year charters upon delivery, and an increase in lightering volumes. Partially offsetting these increases were the sale of one single hull tanker in July 2010 and the lay-up of five vessels for a total of 460 days compared with four vessels and 284 lay-up days in last year’s third quarter.

Vessel expenses increased by $724,000 to $24,641,000 in the third quarter of 2010 from $23,917,000 in the third quarter of 2009, due to an increase of 172 owned and bareboat chartered-in days during the current quarter, partially offset by the impact of the increase in lay-up days discussed above.  Charter hire expenses increased by $3,393,000 to $19,882,000 in the third quarter of 2010 from $16,489,000 in the third quarter of 2009, reflecting the delivery of the two bareboat chartered-in Jones Act Product Carriers referred to above.

During the first nine months of 2010, TCE revenues for the U.S. segment decreased by $9,172,000, or 5%, to $164,763,000 from $173,935,000 in the first nine months of 2009. The decrease was primarily attributable to six vessels being in lay-up for a total of 1,436 days during 2010 due to the weak market conditions compared with 917 lay-up days in 2009, as well as lower rates earned on ATBs due to the expiry of time charters with higher daily rates than were available in the spot market. Partially offsetting these decreases were the delivery of the Overseas Cascade and four bareboat chartered-in Jones Act Product Carriers since the beginning of 2009, which, in total, added 556 revenue days.

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Vessel expenses decreased by $1,606,000 to $70,585,000 in the first nine months of 2010 from $72,191,000 in the first nine months of 2009, principally due to the significant increase in lay-up and dry-dock days during 2010. Charter hire expenses increased by $10,277,000 to $53,856,000 in the first nine months of 2010 from $43,579,000 in the first nine months of 2009, principally due to the delivery of the chartered-in Jones Act Product Carriers referred to above.

General and Administrative Expenses

During the third quarter of 2010, general and administrative expenses decreased by $3,228,000 to $25,085,000 from $28,313,000 in the third quarter of 2009, principally because of the following:

•	a favorable change in foreign exchange rates that resulted in gains of $1,492,000; and
•
lower consulting, legal and travel and entertainment costs of $2,125,000, which includes approximately $1,714,000 of costs incurred in the third quarter of 2009 in connection with the tender offer for all of the outstanding publicly held common units of OSG America L.P.

During the first nine months of 2010, general and administrative expenses decreased by $8,327,000 to $76,393,000 from $84,720,000 in the first nine months of 2009, principally because of the following:

•	a reduction in compensation and benefits paid to shore-based staff of $2,429,000;
•	a favorable change in foreign exchange rates that resulted in gains of $1,722,000; and
•
lower consulting, legal and travel and entertainment costs of $3,406,000, which includes approximately $1,714,000 of costs incurred in 2009 in connection with the tender offer for all of the outstanding publicly held common units of OSG America L.P.

Equity in Income of Affiliated Companies:

During the third quarter of 2010, equity in results of affiliated companies decreased by $2,645,000 to a loss of $165,000 from income of $2,480,000 in the third quarter of 2009. During the first nine months of 2010, equity in results of affiliated companies decreased by $11,576,000 to a loss of $5,508,000 from income of $6,068,000 in the nine months ended September 30, 2009. The changes are the result of delays in the completion of the conversion of two ULCCs by the FSO joint venture and the de-designation of an interest rate swap covering the FSO Africa’s portion of the FSO joint venture’s debt outstanding. As a result of delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered-in the TI Oceania, a ULCC wholly owned by the Company, as a temporary replacement floating storage unit. Charter hire received from MOQ from early August 2009 through the vessel’s redelivery in January 2010 was substantially offset by liquidated damages payable by the joint venture to MOQ under the service contracts. The FSO Africa completed conversion in March

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Affiliated Companies (continued):

2010 and costs incurred subsequent thereto, including fuel costs incurred while at anchorage, have been reflected in  profit and loss. The FSO Africa was idle from its delivery through August 30, 2010, at which time it commenced a three year service contract with MOQ. Because of MOQ’s notification that it was cancelling the service contract for the FSO Africa, the joint venture recorded a charge in the first quarter of 2010 attributable to the de-designation of interest rate swaps that were being accounted for as cash flow hedges. The change in the fair value of the FSO Africa interest rate swaps resulted in charges of $6,067,000 and $23,538,000 in the third quarter and first nine months of 2010, respectively. The Company’s share of such charges, $3,033,000 and $11,769,000 in the third quarter and first nine months of 2010, respectively, were recognized in results from affiliated companies. For more information with respect to the conversion of the two ULCCs to FSOs see below in the discussion of “Liquidity and Sources of Capital.”

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of September 30, 2010 and 2009.

Three months ended September 30,	2010		2009
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	184	49.9%	184	49.9%
FSOs operating on long-term charter	62	50.0%	—	—
ULCC operating as temporary FSO	—	—	35	50.0%
	246		219

Nine months ended September 30,	2010		2009
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	546	49.9%	545	49.9%
FSOs operating on long-term charter	150	50.0%	—	—
ULCC operating as temporary FSO	11	50.0%	35	50.0%
	707		580

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest before impact of swaps and capitalized interest	$17,435	$10,070	$47,448	$33,184
Impact of swaps	3,016	3,171	9,512	7,719
Capitalized interest	(2,712)	(2,308)	(7,735)	(7,695)
Interest expense	$17,739	$10,933	$49,225	$33,208

The Company’s issuance of $300,000,000 principal amount of 8.125% senior unsecured notes in March 2010 and use of the net proceeds to reduce amounts borrowed under the long-term revolving credit facility, resulted in an increase in interest expense for the three and nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2010 also includes a $1,029,000 write off of the unamortized balance of deferred finance charges with respect to the $200,000,000 secured revolving credit facility, which the Company terminated in June 2010. The above increases were offset by the prepayment on July 1, 2010 of $42,174,000 of fixed rate term loans with a weighted average interest rate of 6%. Such prepayment was funded using funds borrowed under the long-term revolving credit facility.

Interest expense increased by $6,806,000 to $17,739,000 in the third quarter of 2010 from $10,933,000 in the third quarter of 2009 as a result of increases in the average amount of variable debt outstanding of $193,030,000, as well as an increase in the average rate paid on floating rate debt of 40 basis points to 1.5% from 1.1% in 2009 and the issuance of 8.125% senior unsecured notes, net of the impact of the prepayment of 6% term loans, described above.

Interest expense increased by $16,017,000 to $49,225,000 in the first nine months of 2010 from $33,208,000 in the first nine months of 2009 as a result of increases in the average amount of variable debt outstanding of $234,090,000, the issuance of the 8.125% senior unsecured notes, net of the impact of the prepayment of 6% term loans, and the impact from interest rate swaps resulting from the decline in LIBOR rates for the 2010 period compared with the comparable period of 2009. These increases were partially offset by a decrease in the average rate paid on floating rate debt of 10 basis points to 1.4% from 1.5% in 2009.

Provision/(Credit) for Federal Income Taxes:

The income tax benefits for the three and nine months ended September 30, 2010 and 2009 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflect the reversal of previously established deferred tax liabilities.

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Provision/(Credit) for Federal Income Taxes (continued):

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income/(loss) attributable to Overseas Shipholding Group, Inc.	$(31,754)	$(19,624)	$(78,964)	$93,332
Credit for income taxes	(1,516)	(1,850)	(3,624)	(6,153)
Interest expense	17,739	10,933	49,225	33,208
Depreciation and amortization	42,195	40,977	127,333	129,748
EBITDA	$26,664	$30,436	$93,970	$250,135

Liquidity and Sources of Capital:

Working capital at September 30, 2010 was approximately $460,000,000 compared with $634,000,000 at December 31, 2009. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. In July 2010, the Company withdrew the balance remaining in the Capital Construction Fund in connection with the construction of two U.S. Flag ATBs.

Net cash provided by operating activities in the first nine months of 2010 approximated $35,000,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2010) compared with $206,000,000 provided by operating activities in the first nine months of 2009. Current financial resources, together with cash anticipated to be generated from operations, are expected to be adequate to meet requirements in the next year.

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities. Any decrease in the average TCE rates earned by the Company’s vessels in quarters subsequent to September 30, 2010, compared with the actual TCE rates achieved during the first nine months of 2010, will have a negative comparative impact on the amount of cash provided by or used in operating activities. The Company enters into forward freight agreements to hedge a portion of the results of its VLCC fleet, recognizing that such contracts have basis risk. Most of these contracts are exchange-based, which significantly reduces counterparty risk.

In order to increase liquidity, the Company periodically evaluates transactions, which may result in either the sale or the sale and leaseback of certain vessels in its fleet. The Company continues to monitor and evaluate the timing of repurchases of stock under its share buyback program. Because of weakness in the financial and credit markets there is currently a greater focus on maintaining cash balances. The Company continually reviews the amount of its regular quarterly dividend to determine whether it is sustainable at current levels as part of its strategy to provide growth in returns to stockholders while maintaining a strong balance sheet. Future dividends, similar to the stock repurchase program, will be evaluated as part of managing the balance sheet and cash.

On July 1, 2010, the Company prepaid fixed rate secured term loans due through 2014 with an outstanding balance of $42,174,000. The weighted average interest rate of this debt is 6.0%. The Company funded this repayment with borrowings from its $1,800,000,000 unsecured credit facility. The unsecured credit facility has a floating rate based on LIBOR, which was approximately 0.3% at September 30, 2010.

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

As of September 30, 2010, OSG had $1,800,000,000 of long-term unsecured credit availability, of which approximately $675,000,000 had been borrowed and an additional $1,783,000 had been used for letters of credit. The Company’s long-term revolving credit facility matures as follows: $150,000,000 (2011), $150,000,000 (2012) and $1,500,000,000 (2013). The current financial resources available under the unsecured credit facility are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. The availability under the unsecured credit facility plus cash on hand and cash expected to be generated from operations should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short and medium term.

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

In March 2010, Moody’s Investors Service (“Moody’s”) affirmed the Ba2 corporate family rating of the Company. In addition, Moody’s downgraded the rating for the Company’s senior unsecured debt to Ba3 from Ba2 and changed the ratings outlook to negative. Moody’s downgrade of the senior unsecured rating is a consequence of a shift in the composition of the Company’s debt capital, to one with a higher proportion of senior secured debt. Further increases in debt, either from share repurchases or acquisitions or additional charter-in commitments could result in additional downgrades, as could a protracted downturn in freight rates. The Company’s debt agreements do not contain downgrade triggers.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of September 30, 2010 and projects continued compliance over the next twelve months. Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,202,429,000, of which $851,935,000 was nonrecourse to the Company.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009 for approximately $200,000,000. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture entered into a $500,000,000 credit facility, which was secured by the service contracts, to partially finance the acquisition of the two ULCCs and the cost of conversion. Approximately $350,494,000 was outstanding under this facility on September 30, 2010, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture has entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $439,622,000 as of September 30, 2010, which pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commenced in the third quarter of 2009 and have maturity dates ranging from July to September 2017.

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

After experiencing construction delays, effective hook-up of the FSO Asia was completed on January 5, 2010. The conversion of the TI Africa to an FSO also experienced construction delays. On January 21, 2010, MOQ notified the joint venture partners that it was canceling the service contract for the FSO Africa due to the delayed delivery. The conversion of the FSO Africa was completed on March 14, 2010. As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period ending in the fourth quarter of 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000,000 as of January 21, 2010. The outstanding balance under the facility applicable to the FSO Africa and the amount of collateral posted was reduced to $122,000,000 as of September 30, 2010. As of March 31, 2010, the Company concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, in the first quarter of 2010, the Company recognized a loss of $4,548,000, representing its share of amounts previously included in accumulated other comprehensive income/(loss) by the joint venture applicable to the FSO Africa swaps, which have a remaining notional balance of approximately $219,811,000 at September 30, 2010.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $826,884,000, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2010 follows (in thousands):

	Balance of 2010	2011	2012	2013	2014	Beyond 2014	Total
Debt (1)	$19,172	$116,849	$122,247	$857,380	$108,331	$1,121,723	$2,345,702
Operating lease obligations (chartered-in vessels)(2)	95,565	361,053	299,829	241,304	225,176	478,682	1,701,609
Construction contracts (3)	175,803	193,750	—	—	—	—	369,553
(1) Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,323,936 as of September 30, 2010, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at September 30, 2010 of 0.3%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $401,828 at September 30, 2010 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.0%.
(2) As of September 30, 2010, the Company had charter-in commitments for 53 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options.
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

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss. As of September 30, 2010, the Company has recorded an asset of $581,000 related to the fair values of these contracts, which settle monthly between October 2010 and May 2011 and cover approximately ₤1,000,000 and €2,286,000 per month.

OSG's management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements and bunker swaps with an objective of economically hedging risk. The Company enters into FFAs and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, seeking to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs and bunker swaps, OSG manages the financial risk associated with fluctuating market conditions. FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from vessels operating in certain of the pools in which it participates. FFAs and bunker swaps are executed predominantly through NOS ASA, a Norwegian clearing house, or LCH, London Clearing House. NOS ASA and LCH require the posting of collateral by all participants. The use of a clearing house reduces the Company’s exposure to counterparty credit risk.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

The second half of 2008 experienced extremely high volatility both in freight rates and bunker prices. The Tankers International pool's VLCC earnings do not fluctuate as much as TD-3 since the pool’s cargo system with longer Arabian Gulf to Western destination and West Africa to Eastern destination combination voyages smoothes out the pool’s earnings. The historical difference in volatility between TD-3 and Tankers International pool's earnings was analyzed and the volume of the hedge position optimized to maximize correlation. However, due to the above mentioned basis risk, price volatility and other factors, the actual TCE rates achieved for the synthetic time charters may differ, possibly substantially, from expected rates. For the third quarter of 2010, the synthetic TCE rate achieved for VLCCs approximated $32,578 per day. In addition, the Company's derivative positions that expired on September 30, 2010 sought to achieve synthetic time charters for 31 days for VLCCs in October 2010.

The Company also seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into stand alone bunker swaps. During August 2010, the Company entered into an agreement with a counterparty to purchase 787 metric tons per month of fuel oil for $429.57 per metric ton. This contract settles on a net basis at the end of each calendar month from September 2010 through June 2011 based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. This swap, representing an aggregate volume of 7,874 metric tons of fuel, does not qualify as a cash flow hedge for accounting purposes.  As of September 30, 2010, the Company has recorded an asset of $144,000 related to the fair value of this contract.

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

Form 10-Q

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

PART II – OTHER INFORMATION

Item 1A.        Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010.

Item 6.     Exhibits

See Exhibit Index on page 62.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 5, 2010	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: November 5, 2010	/s/ Myles R. Itkin
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