Form 10-K
period 2010-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2011-03-01
CIK 75208

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from U                       U to U                    U.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on  June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $997,320,920, based on the closing price of $37.04 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

As of February 25, 2011, 30,469,469 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

i

ii

PART I

ITEM 1. BUSINESS

OVERVIEW
Overseas Shipholding Group, Inc. (“OSG” or the “Company”) is one of the world’s leading tanker companies engaged primarily in the ocean transportation of crude oil and petroleum products. At December 31, 2010, the Company owned or operated a modern fleet of 111 vessels (aggregating 11.3 million deadweight tons and 864,800 cubic meters) of which 88 vessels operated in the international market and 23 operated in the U.S. Flag market. OSG’s newbuilding program of owned and chartered-in vessels totaled 11 International and U.S. Flag vessels, bringing the Company’s total owned, operated and newbuild fleet to 122 vessels.

The Company’s vessel operations are organized into strategic business units and focused on broad market segments: crude oil, refined petroleum products, and U.S. Flag. The International Flag Crude Tanker unit manages International Flag ULCC, VLCC, Suezmax, Aframax, Panamax and Lightering tankers; the International Flag Product Carrier unit principally manages LR1 and MR product carriers and the U.S. unit manages most of the Company’s U.S. Flag vessels.  Through joint venture partnerships, the Company operates four LNG carriers and two Floating Storage and Offloading (“FSO”) service vessels.  Dedicated chartering and commercial personnel manage specific fleets while the Company’s technical ship management operations and corporate departments support the Company’s global operations.

OSG generally charters its vessels to customers either for specific voyages at spot rates or for specific periods of time at fixed daily amounts. Spot market rates are highly volatile, while time and bareboat charter rates, because they are fixed for specific periods of time, provide a more predictable stream of Time Charter Equivalent revenues (“TCE” revenues). For a more detailed discussion on factors influencing spot and time charter markets, see Operations—Charter Types later in this section.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report on Form 10-K can be found later in Item 1. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

BUSINESS STRATEGY
OSG is committed to providing safe, reliable transportation services to its customers while ensuring the safety of its crews, vessels and the environment. The Company is also committed to creating long-term shareholder value by executing on a growth strategy designed to diversify its revenue sources across its chosen sectors and thereby maximize returns and reduce risk over shipping cycles.  OSG’s growth strategy is focused on four elements:

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

2010 Annual Report	1

▪	Financial Flexibility
The Company believes its strong balance sheet, ample liquidity, proven access to the capital markets and a significant unencumbered asset base provide significant financial flexibility.  OSG has been able to access substantial amounts of debt capital on an unsecured basis in both the bank and public debt markets, thereby reducing its issuance of secured debt, which typically has collateral maintenance requirements. This financial flexibility permits the Company to pursue attractive business opportunities.

Summary of 2010 Events
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

Fleet Expansion
In 2010, OSG took delivery of eleven vessels.

▪	In the Crude Oil segment, one 297,000 dwt owned VLCC, the Overseas Everest, delivered.

▪
In the Products segment, six MR vessels delivered. The MRs included the Overseas Mykonos and Overseas Santorini, both 52,000 dwt owned newbuilds, the Aegean Wave (50,000 dwt), the Adriatic Wave (51,000 dwt) and the Carina (47,000 dwt newbuild), which were all time chartered-in for eight years, and the 50,000 dwt newbuild Overseas Kythnos, which was initially chartered-in on a bareboat basis for five years, but subsequently purchased in October 2010.

▪
In the U.S. segment, three product carriers and one articulated tug barge (ATB) delivered. The three U.S. Flag product carriers were the Overseas Anacortes, Overseas Martinez and Overseas Chinook, all 46,800 dwt vessels.  The Overseas Anacortes and Overseas Martinez are bareboat chartered-in for five years with OSG having extension options for the life of the vessels. The Overseas Chinook is owned and is currently being converted to a shuttle tanker. The OSG Vision/OSG 350, a 45,600 dwt owned lightering ATB delivered in March 2010. In addition, the Overseas Cascade, which was originally delivered in December 2009, completed conversion to a shuttle tanker in March 2010 and commenced a five-year time charter in the ultra-deepwater U.S. Gulf, a Jones Act trade.

Active Asset Management
OSG’s active asset management strategy seeks to enhance returns by timing the acquisition and disposition of vessels and by managing the mix of its owned and chartered-in fleet.  In strong markets where asset values rise, the Company may emphasize chartering-in over ownership due to a lower implicit cost of capital.  Similarly, sale and leaseback transactions provide an opportunity to capitalize on rising asset values while maintaining control of an asset.  Leaseback terms can offer extension and purchase options, providing flexibility in volatile markets as well as transferring residual risk to third parties.  In declining market conditions where asset values are falling, the Company may seek to increase its ownership of vessels.

USale Transactions

During 2010, the Company sold three owned U.S. Flag vessels, the Overseas Philadephia, Overseas Diligence and Overseas Galena Bay, and one chartered-in International Flag Aframax, the Sabine, a chartered-in lightering vessel in which the Company had a residual value interest. These transactions generated total proceeds of $14.9 million.

URedeliveries

The Crude Oil segment redelivered two time chartered-in Aframaxes during the year, the Mare Salernum and Action. The Company had less than 100% interests in the Mare Salernum and Action.

Changes to Charter-in Obligations and Orderbook Modifications

OSG actively managed its products orderbook over the past two years by negotiating price reductions, vessel swaps and modified delivery dates. In connection with these efforts:

▪
During the first quarter of 2010, OSG reached an agreement with Cido Tanker Holding Co., a privately held shipping company, to cancel two newbuild MR product carriers that were time chartered-in for seven years and scheduled to deliver in the first quarter of 2011.  In exchange, OSG agreed to time charter-in the Aegean Wave and the Adriatic Wave, both 2009-built MR product carriers at lower rates, for periods of eight years (see Fleet Expansion section above).

2	Overseas Shipholding Group, Inc.

▪
In October 2010, the Company finalized amendments to certain construction contracts, the result of which was to replace contracts for two LR1s with scheduled delivery dates in 2011 with two crude Aframaxes slated to deliver in 2013. These amendments increased the Company's remaining construction commitments by approximately $4.5 million, but deferred $70 million of construction commitments from 2011 into 2012 and 2013.

Commercial Pool Activity
A new pool partner, the Dr. Peters Group, joined the Company’s Aframax International pool during the third quarter of 2010 and has entered two vessels into the pool as of December 31, 2010.

In December 2010, the Suezmax International pool entered into one-year time charter-in agreements for two additional Suezmax tankers. The vessels were delivered to the pool in January 2011.

Two new pool partners joined the Company’s Clean Products International pool during 2010.  Koenig & Cie joined the pool by adding one vessel in the third quarter.  Mitsui O.S.K. entered one vessel in the third quarter and an additional vessel in the fourth quarter of 2010.

Financial Strength and Stability
The Company strengthened its capital structure by raising approximately $450 million during the first quarter of 2010. In doing so, the Company diversified its lending sources, lengthened its average debt maturity and gained greater flexibility for future investment and expansion opportunities.

▪	In March 2010, the Company completed the sale of 3.5 million shares of common stock at $45.33 per share and received proceeds of $158.3 million, net of issuance costs.

▪
Also in March 2010, the Company issued $300 million of senior unsecured notes due 2018 with a coupon of 8.125%. The Company received proceeds of approximately $289.7 million after deducting underwriting discounts, commissions and other expenses.

Proceeds from these transactions were used to reduce the outstanding indebtedness under the Company’s unsecured revolving credit facility and for working capital purposes.

Fleet Highlights
As of December 31, 2010, OSG’s owned, operated and newbuild fleet aggregated 122 vessels. Of this total, 95 vessels are International Flag and 27 vessels are U.S. Flag. The Marshall Islands is the principal flag of registry of the Company’s International Flag vessels. At a time when customers are demonstrating a clear preference for modern tonnage based on concerns about the environmental risks associated with older vessels, all but one of OSG’s International Flag fleet is double hull. The one single hull vessel is on a charter-in that expires in August 2011. In addition, the U.S. Flag fleet is fully double-hulled with the exception of two tankers, both of which are currently under contract of sale and expected to be delivered to buyers in the first half of 2011.

Additional information about the Company’s fleet, including its ownership profile, is set forth below under Operations—Fleet Summary, as well as on the Company’s website, www.osg.com.

Commercial Pools
To increase vessel utilization and thereby revenues, the Company participates in Commercial Pools with other like-minded shipowners of similar modern, well-maintained vessels. By operating a large number of vessels as an integrated transportation system, Commercial Pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools consist of experienced commercial owners and operators, while technical management is performed by each shipowner. Pools negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization for pool vessels by securing backhaul voyages and Contracts of Affreightment (“COAs”) and reduce waiting time, thus generating higher effective TCE revenues than otherwise might be obtainable in the spot market while providing a higher level of service to customers. As of December 31, 2010, OSG participates in five pools: Tankers International (“TI”), Aframax International (“AI”), Panamax International (“PI”), Clean Products International (“CPI”) and Suezmax International (“SI”). For more information on the pools, see Operations—International Fleet Operations.

2010 Annual Report	3

Technical Operations
OSG’s global fleet operations are managed on an integrated basis by segment:  crude, products and U.S. Flag.  In addition to regular maintenance and repair, crews onboard each vessel and shore side personnel are responsible for ensuring that the Company’s fleet meets or exceeds regulatory standards established by the International Maritime Organization (“IMO”) and U.S. Coast Guard, including SOLAS (the International Convention for the Safety of Life at Sea) and MARPOL (the International Convention for the Prevention of Pollution from Ships).

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

The Company recruits, hires and trains the crews on its vessels and believes that the quality of its senior officers, crew and shore side support personnel provide it with a competitive advantage.  OSG’s mandatory training and education requirements exceed the IMO Standards of Training, Certification and Watchkeeping (STCW).  In early 2009, OSG completed the installation of an integrated engine room and bridge simulator, located in its Manila office.  In 2010, a cargo handling simulator was added. These simulators are to familiarize OSG engine and deck officers with correct procedures and to respond effectively when faced with unusual or unexpected situations.  OSG believes its ability to provide professional development and long-term employment opportunities for qualified crew are competitive advantages in a market where skilled labor shortages are expected to remain a challenge.  In 2010, both International and U.S. Flag crew retention was greater than 95%.

The fleet is supported by shore side operations that include fleet managers, marine and technical superintendents, purchasing staff, security officers, crewing and training personnel and a safety, quality and environmental (“SQE”) department.  Further augmenting technical operations are assurance functions that conduct vessel audits and assure compliance with marine and environmental regulations and manage preparedness for emergency response.  OSG has an Open Reporting system whereby seafarers can anonymously report possible violations of Company policies and procedures.  All open reports are investigated and appropriate actions are taken as needed.  Furthermore, the Company’s Vice President, Marine Operations Assurance and Response has independent oversight of fleet-wide vessel operating practices and procedures and global training programs.

Commercial Teams
OSG’s commercial teams based in offices in Houston, London, Montreal, New York, Singapore, Newark (Delaware) and Tampa enable customers to have access, at all times, to information about their cargo’s position and status. The Company believes that the scale of its fleet, its commercial management skills and its extensive market knowledge allow it to achieve better rates than smaller, independent shipowners on a consistent basis. OSG’s strong reputation in the marketplace is the result of longstanding relationships with its customers and business partners.

Customers
OSG’s customers include major independent and state-owned oil companies, oil traders, refinery operators and U.S. and international government entities. The Company believes that it distinguishes itself in the shipping market through an emphasis on service, safety and reliability and its ability to maintain and grow long-term customer relationships.

4	Overseas Shipholding Group, Inc.

Liquidity
The Company believes that the strength of its balance sheet, and the financial flexibility that it affords, distinguishes it from many of its competitors. In 2010, total equity decreased by $57.7 million to $1.8 billion. The change reflects the 2010 loss and an increase in the unrealized hedging expense of $17.2 million related to derivatives that are accounted for as cash flow hedges, offset by the net proceeds of $158.3 million raised in March 2010 through the issuance of 3.5 million shares of common stock. Liquidity, including undrawn bank facilities, was approximately $1.3 billion at December 31, 2010.

Liquidity adjusted debt to capital was 48.0% at December 31, 2010, compared with 40.1% as of December 31, 2009. For this purpose, liquidity adjusted debt is defined as long-term debt reduced by cash, short-term investments and the balance in the Capital Construction Fund.

Employees
As of December 31, 2010, the Company had approximately 3,500 employees comprised of 3,050 seagoing personnel and 450 shore side staff. The Company has collective bargaining agreements with three different U.S. maritime unions covering 667 seagoing personnel employed on the Company’s U.S. Flag vessels. These agreements are in effect for periods ending between March 2011 and June 2015. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. The Company also has collective bargaining agreements with seven other maritime unions covering 2,270 seagoing personnel employed on the Company’s International Flag vessels. These agreements are in effect through December 2011. OSG believes that it has a satisfactory relationship with its employees.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward looking statements regarding the outlook for tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward-looking statements.  There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward looking statements, including changes in production of or demand for oil and petroleum products, either globally or in particular regions; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the global economy and various regional economies; risks incident to vessel operation, including accidents and discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; drydocking schedules differing from those previously anticipated; the ability of the Company to attract and retain experienced, qualified and skilled crewmembers; changes in credit risk of counterparties, including shipyards, suppliers and financial lenders, and of joint venturers, partners and charterers; delays (including failure to deliver) or cost overruns in the building of new vessels or the conversion of existing vessels for other uses; the cost and availability of insurance coverage; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; estimates of future costs and other liabilities for certain environmental matters and compliance plans; and projections of the costs needed to develop and implement the Company's strategy of being a market leader in the segments in which the Company competes. The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Form 10-K and written and oral forward looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

OPERATIONS

The bulk shipping of crude oil and refined petroleum products has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers, ATBs and Product Carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company has established three reportable business segments: International Crude Tankers, International Product Carriers, and U.S. vessels.

2010 Annual Report	5

The following chart reflects the percentage of TCE revenues generated by the Company’s three reportable segments for each year in the three-year period ended December 31, 2010 and excludes the Company’s proportionate share of TCE revenues of affiliated companies.

	Percentage of TCE Revenues
	2010	2009	2008
International
Crude Tankers	49.6%	51.2%	64.9%
Product Carriers	22.1%	23.7%	19.3%
Other	1.4%	0.8%	1.4%
Total International Segments	73.1%	75.7%	85.6%
U.S.	26.9%	24.3%	14.4%
Total	100.0%	100.0%	100.0%

The following chart reflects the percentage of income/(loss) from vessel operations accounted for by each reportable segment. Results from vessel operations is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels, impairment charges (vessel and goodwill) and the Company’s share of income from affiliated companies:

	Percentage of Income/(loss) from Vessel Operations
	2010	2009	2008
International
Crude Tankers	130.6%	81.2%	83.1%
Product Carriers	(35.1)%	(3.2)%	11.3%
Other	(1.2)%	(1.4)%	0.8%
Total International Segments	94.3%	76.6%	95.2%
U.S.	5.7%	23.4%	4.8%
Total	100.0%	100.0%	100.0%

For additional information regarding the Company’s three reportable segments for the three years ended December 31, 2010, and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes, as reported in the consolidated statements of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note D to the Company’s consolidated financial statements set forth in Item 8.

Revenues from International Crude Tankers are derived principally from voyage charters and are, therefore, significantly affected by prevailing spot rates. In contrast to International Crude Tankers, revenues from International Product Carriers and the vessels included in the U.S. reportable segment are derived to a much larger extent from time charters, generating a more predictable level of TCE earnings. Accordingly, the relative contributions of the International Product Carriers and the U.S. segment’s vessels to consolidated TCE revenues and to consolidated income/(loss) from vessel operations are influenced by the level of freight rates then existing in the international market for crude oil tankers, increasing when such rates decrease, as they did in 2009.  The weak markets in 2010 and 2009 resulted in TCE earnings for the Company’s International Product Carriers dropping below their total operating expense levels, and in the lay up of a number of U.S. Flag vessels for substantial portions of both years. In 2010, revenues from International Product Carriers shifted away from being significantly derived from time charters as spot days increased to 72% from 52% in 2009 as a percentage of total revenue days. This combined with the decrease in average spot rates, negatively impacted the International Product Carriers segment’s share of TCE revenues and contribution to consolidated results from operations. Contribution to income/(loss) from vessel operations by the U.S. reportable segment decreased to 5.7% from 23.4% in 2009, primarily due to the increase in charter hire expense. TCE revenues for the U.S. segment declined $2.1 million in 2010 compared with 2009 due to the increase in lay-up days and  decline in spot rates, which negatively affected the ATBs, partially offset by the delivery in 2010 of three newbuild Poduct Carriers and the full year operation of two newbuild Product Carriers that delivered in 2009.

6	Overseas Shipholding Group, Inc.

Charter Types
The Company believes that by balancing the mix of TCE revenues generated by voyage charters and time charters, the Company is able to maximize its financial performance throughout shipping cycles.

Spot Market

Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 64% of the Company’s TCE revenues in 2010, 49% in 2009 and 65% in 2008. The above information is based, in part, on information provided by the pools or commercial ventures in which OSG participates. Accordingly, the Company’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile. Rates are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over the period of projected use and the levels of seaborne and shore-based inventories of crude oil and refined products. Seasonal trends often greatly affect world oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand have been principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates, by the level of scrap prices, by vessel vetting standards established by charterers and terminals and by international and U.S. governmental regulations that require the maintenance of vessels within certain standards and mandate the retirement of vessels lacking double hulls.

Time and Bareboat Charter Market

The Company’s U.S. Flag fleet, its International Flag Product Carrier fleet, the LNG fleet and the two FSOs include a number of vessels that operate on time charters, providing a predictable level of revenues, which is not subject to fluctuations inherent in spot-market rates. During the three years ended December 31, 2010, the Company entered into Forward Freight Agreements (“FFAs”) and related bunker swaps as hedges for reducing the volatility of earnings from operating the Company’s VLCCs in the spot market.  These derivative instruments seek to create synthetic time charters.  The impact of these derivatives, which qualify for hedge accounting treatment, is reported together with time charters in the physical market.  Time and bareboat charters constituted 36% of the Company’s TCE revenues in 2010, 51% in 2009 and 35% in 2008. Because of the depressed markets in 2010 and 2009, the Company has been unable to replace expiring term business at comparable levels. Although medium-term time charters are available in the Product Carrier markets, management has not deemed the rates offered by charterers to be sufficiently attractive to warrant concluding such business.

2010 Annual Report	7

Fleet Summary
As of December 31, 2010, OSG’s International Flag and U.S. Flag operating fleet consisted of 111 vessels, 57% of which were owned, with the remaining vessels bareboat or time chartered-in. Vessels chartered-in may be Bareboat Charters (where OSG is responsible for all Vessel Expenses) or Time Charters (where the shipowners pay Vessel Expenses).

	Vessels Owned		Vessels Chartered-in		Total at December 31, 2010
Vessel Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt
Operating Fleet
FSO	2	1.0	—	—	2	1.0	864,046
VLCC and ULCC	9	9.0	6	6.0	15	15.0	4,727,398
Suezmax	—	—	2	2.0	2	2.0	317,000
Aframax	6	6.0	6	5.5	12	11.5	1,344,470
Panamax	9	9.0	—	—	9	9.0	626,834
Lightering	2	2.0	4	3.5	6	5.5	563,663
International Flag Crude Tankers	28	27.0	18	17.0	46	44.0	8,443,411
LR2	—	—	1	1.0	1	1.0	104,024
LR1	2	2.0	2	2.0	4	4.0	297,374
MR (1)	14	14.0	18	18.0	32	32.0	1,531,960
International Flag Product Carriers	16	16.0	21	21.0	37	37.0	1,933,358
Car Carrier	1	1.0	—	—	1	1.0	16,101
Total Int’l Flag Operating Fleet	45	44.0	39	38.0	84	82.0	10,392,870
Handysize Product Carriers (2,3)	4	4.0	9	9.0	13	13.0	608,623
Clean ATBs (2)	6	6.0	—	—	6	6.0	173,702
Lightering ATBs	4	4.0	—	—	4	4.0	151,980
Total U.S. Flag Operating Fleet	14	14.0	9	9.0	23	23.0	934,305
LNG Fleet	4	2.0	—	—	4	2.0	864,800cbm
Total Operating Fleet	63	60.0	48	47.0	111	107.0	11,327,175 864,800cbm
Newbuild/Conversion Fleet
International Flag
VLCC	2	2.0	—	—	2	2.0	596,000
Aframax	2	2.0	—	—	2	2.0	226,000
LR1	2	2.0	—	—	2	2.0	147,000
MR	2	2.0	—	—	2	2.0	100,000
Chemical Tankers	—	—	1	1.0	1	1.0	19,900
U.S. Flag
Product Carriers	—	—	1	1.0	1	1.0	46,815
Lightering ATBs	1	1.0	—	—	1	1.0	45,556
Total Newbuild Fleet	9	9.0	2	2.0	11	11.0	1,181,271
Total Operating & Newbuild Fleet	72	69.0	50	49.0	122	118.0	12,508,446 864,800 cbm
(1)	Includes two owned U.S. Flag Product Carriers that trade internationally, thus associated revenue is included in the Product Carrier segment.
(2)	Includes the Overseas New Orleans, the Overseas Puget Sound and the OSG 214, which were in lay-up at December 31, 2010.
(3)	Includes one shuttle tanker, the Overseas Cascade, and the Overseas Chinook, which is undergoing conversion to a shuttle tanker at December 31, 2010.

Newbuild Delivery Schedule as of December 31, 2010

Year/Segment	Q1	Q2	Q3	Q4	Total
2011
Crude	—	1	—	1	2
Products	—	3	2	—	5
U.S. Flag	1	1	—	—	2
Total	1	5	2	1	9
2013
Crude	1	—	1	—	2
Products	—	—	—	—	—
U.S. Flag	—	—	—	—	—
Total	1	—	1	—	2
TOTAL					11

8	Overseas Shipholding Group, Inc.

International Fleet Operations

Crude Oil Tankers

OSG’s crude oil fleet is comprised of all major crude oil vessel classes and includes a fleet of six International Flag lightering vessels that trade primarily in the U.S. Gulf of Mexico. In order to enhance vessel utilization and TCE revenues, the Company has placed its ULCC, VLCC, Suexmax, Aframax tankers as well as a number of Panamax tankers into Commercial Pools that are responsible for the Commercial Management of these vessels. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants, after deducting administrative fees, according to formulas based upon the relative carrying capacity, speed, and fuel consumption of each vessel.

•
Tankers International—Tankers International was formed in December 1999 by OSG and other leading tanker companies in order to pool the commercial operation of their modern VLCC fleets. As of December 31, 2010, Tankers International had seven participants and managed a fleet of 45 modern VLCCs and ULCCs that trade throughout the world, including all 15 of the Company’s ULCC and VLCC owned and chartered-in vessels.

Tankers International performs the Commercial Management of its participants’ vessels. The large number of vessels managed by Tankers International gives it the ability to enhance vessel utilization through backhaul cargoes and COAs, thereby generating greater TCE revenues. In recent years, crude oil shipments from West Africa to Asia have expanded, increasing opportunities for vessels otherwise returning in ballast (i.e., without cargo) from Europe and North America to load cargoes in West Africa for delivery in Asia. Although the number of shipments from the Middle East to Western destinations declined in 2010, such combination voyages are used to maximize vessel utilization by minimizing the distance vessels travel in ballast.

By consolidating the Commercial Management of its substantial fleet, Tankers International is able to offer its customers access to a large fleet of high-quality VLCCs and ULCCs. The size of its fleet enables Tankers International to become the logistics partner of major customers by helping them better manage their shipping programs, inventories and risk.

•
Suezmax International— Suezmax International was formed in June 2008 and is currently managed by the Company. As of December 31, 2010, the pool had two participants and provides the Commercial Management for a fleet of four vessels, including the Company’s two chartered-in vessels, which primarily trade in the Atlantic Basin.

•
Aframax International—Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. As of December 31, 2010, there were 13 participants in Aframax International and the pool Commercially Managed 46 vessels, including 11 (10.5 weighted by ownership) of the Company’s owned and chartered-in vessels. Aframax International’s vessels generally trade in the Atlantic Basin, North Sea and the Mediterranean. The Aframax International pool has been able to enhance vessel utilization with backhaul cargoes and COAs, thereby generating higher TCE revenues than would otherwise be attainable in the spot market.

•
Panamax International—Panamax International was formed in April 2004 and provides the Commercial Management of the Panamax fleets of its three participants. As of December 31, 2010, Panamax International managed a fleet of 24 modern Panamaxes, which includes five of the Company’s owned crude Panamaxes and three of its owned Panamax Product Carriers (LR1s), as well as three crude Panamaxes that are time chartered to one of the pool partners.

Product Carriers

International Product Carriers constitutes one of the Company’s reportable business segments and is made up of a primarily International Flag fleet that transport refined petroleum products worldwide. In late 2010, the Company moved the commercial management of its LNG fleet, which had been managed as a separate business unit, to the Company’s International Product Carrier and Gas strategic business unit. The products fleet, consisting of 32 MR product carriers (including two U.S. Flag vessels trading internationally), four LR1s and one LR2 (which redelivered in January 2011), gives OSG the ability to provide a broad range of services to global customers. Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long- and short-haul routes. The market is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. By expanding a core fleet of MR Product Carriers, OSG has grown revenues in a market sector with more predictable earnings characteristics.

2010 Annual Report	9

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

•
OSG trades eight of its MR Product Carriers, including two that are time chartered to other pool participants, in the Clean Products International Pool, a regional Commercial Pool formed in 2006 with the Ultragas Group. As of December 31, 2010, the pool had five participants. The pool is comprised of 15 vessels and concentrates on triangulation trades in the Atlantic Basin.

•
Since 2005, OSG has ordered or chartered-in from third parties 21 MRs and six LR1s.  Delivery of these vessels began in 2006 and will continue through 2011. These vessels are an important part of the business unit’s strategy to modernize and expand its fleet, and offset redeliveries of older, chartered-in Handysize vessels in 2008 and 2009. Of the Product Carrier newbuild program, all except one of the MRs will be IMO III compliant, allowing for increased flexibility when switching between cargo grades.

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

The expansion into the gas market enhanced the Company’s fixed revenue and earnings base, since the LNG markets are characterized by long-term time charters. The joint venture between the Company and Qatar Gas Transport Company Limited (Nakilat) in which OSG has a 49.9% interest, owns four 216,000 cbm LNG Carriers. Qatar Liquefied Gas Company Limited (II) has time chartered the LNG Carriers for twenty-five years beginning from 2007 or 2008, with options to extend. The Company provides Technical Management for these state-of-the-art vessels. For more information about the financing of the LNG Carriers, which is non recourse to the Company, see Note F to the consolidated financial statements set forth in Item 8.

Shortly after committing to the LNG newbuildings, the Company entered into a joint venture with TransCanada CNG Technologies Ltd. to develop the transportation of compressed natural gas (CNG) from stranded fields. Since OSG started these efforts, natural gas prices have suffered intense pressure as incremental gas production has come on line, particularly from shale gas in the U.S. These events slowed the development of CNG projects. Consequently, OSG has decided to halt its investment in the CNG arena.

U.S. Flag Fleet Operations
OSG is one of the largest commercial owners and operators of Jones Act vessels. The Company’s U.S. Flag Fleet has expanded significantly since 2004 and today consists of 25 owned, operated and newbuild Handysize Product Carriers and ATBs. As a U.S.-based company, OSG is uniquely positioned to participate in the U.S. Jones Act shipping market, a trade that is not available to its foreign-based competitors. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies more than 75% owned and controlled by U.S. citizens. The Jones Act regulations, coupled with tax law changes in the American Jobs Creation Act of 2004, have provided the opportunity for OSG to significantly invest in and expand its U.S. Fleet business.

•
ATBs—In November 2006, OSG acquired Maritrans Inc., a leading U.S. Flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull Jones Act vessels serving the East and U.S. Gulf coastwise trades. This strategic acquisition gave OSG a presence in all major U.S. trading routes; intra U.S. Gulf, U.S. Gulf to the East Coast, U.S. Gulf to the West Coast, the Alaskan North Slope trades and the Delaware Bay. In addition, the acquisition provided for a qualifying use of OSG’s Capital Construction Fund, the acquisition of construction contracts for ATBs for lightering services in Delaware Bay.

10	Overseas Shipholding Group, Inc.

•
Jones Act Product Carrier Newbuilds—In June 2005, OSG signed agreements to bareboat charter-in 10 Jones Act Product Carriers to be constructed by Aker Philadelphia Shipyard, Inc. and in October 2007, the order was further expanded by an additional two sister ships. The unique market dynamic of a declining Jones Act single hull fleet in the U.S. as a result of the U.S. Oil Pollution Act of 1990 (“OPA 90”), coupled with the expected growth in demand by U.S. consumers for crude oil and petroleum products transported by sea, served as the basis for OSG placing the series order for the Product Carriers prior to securing employment for the vessels. OSG chartered-in ten of the twelve vessels for initial terms of five to ten years commencing on delivery of each vessel and purchased the other two for conversion to shuttle tankers. The Company has extension options for the lives of the chartered-in vessels. As of December 31, 2010, OSG has time charters-out for 11 of these 12 vessels. Eleven of the vessels delivered prior to December 31, 2010.  The remaining vessel under construction should deliver in the first half of 2011.

•
Alaskan North Slope Trade—OSG has a significant presence in the Alaskan North Slope trade through its 37.5% equity interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, BP plc. (“BP”) and Keystone Shipping Company (“Keystone”) to support BP’s Alaskan crude oil transportation requirements. The Company’s participation in ATC provides it with the ability to earn additional income (incentive hire) based upon ATC’s meeting certain predetermined performance standards. Such income, which is included in equity in income of affiliated companies, amounted to $4.4 million in 2010, $4.3 million in 2009 and $5.3 million in 2008.

•
Maritime Security Program—Certain of the Company’s vessels participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. In 2005, the Company signed agreements with the Maritime Administrator of the Department of Transportation pursuant to which the Company entered three reflagged U.S. Flag Product Carriers into the Program. The terms of the agreements relating to the reflagged Product Carriers were for four years. In September 2008, one of the three U.S. Flag Product Carriers exited the program and was reflagged under the Marshall Islands Flag. In April 2009, the Maritime Administrator determined that all statutory requirements for the conversion of the agreements relating to the two Product Carriers remaining in the MSP program from temporary to permanent status had been satisfied and authorized amendments to the agreements incorporating this change in status.  Under the Program, the Company received approximately $2.6 million for each vessel in 2008 and $2.9 million for each vessel in 2009 and 2010, and will receive $2.9 million for each vessel for 2011 and $3.1 million per year for each vessel from 2012 through 2016, subject in each case to annual Congressional appropriations.

•
Capital Construction Fund—To encourage private investment in U.S. Flag vessels, the Merchant Marine Act of 1970 (the “Act”) permits deferral of taxes on earnings from U.S. Flag vessels deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag vessels (primarily those limited to foreign, Great Lakes, and noncontiguous domestic trades). The Company is a party to an agreement under such Act. Under the agreement, the general objective was for U.S. Flag vessels to be constructed or acquired through the use of assets accumulated in the fund. In July 2010, the Company withdrew the balance remaining in its Capital Construction Fund (approximately $41 million) in connection with the construction of two U.S. Flag Lightering ATBs.  All funds withdrawn from the Capital Construction Fund were for qualified purposes.  During the three years ended December 31, 2010, the Company withdrew an aggregate of approximately $155 million from its Capital Construction Fund towards the construction costs for the Lightering ATBs.

Investments in Affiliated Companies
The Company’s share of results of the FSO, LNG and Alaska Tanker Company joint ventures is included in International—Crude, International—Other and U.S., respectively. The level of earnings of the LNG and Alaska Tanker Company joint ventures was relatively stable over the three year period ended December 31, 2010. The losses from the FSO joint venture were $2.1 million in 2008, $10.4 million in 2009 and $7.5 million in 2010 and were incurred as a result of the conversion of the two ULCCs to FSO service vessels and related delays until both ships commenced charters to MOQ in 2010. For additional information regarding these joint ventures see Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note F to the Company’s financial statements set forth in Item 8.

COMPETITION
The shipping industry is highly competitive and fragmented with OSG competing with other owners of U.S. and International Flag tankers. Competitors include other independent shipowners and integrated oil companies and state owned entities with their own fleets, oil traders with logistical operations, and pipelines.

2010 Annual Report	11

OSG’s vessels compete with all other vessels of a size and type required by the customer that can be available at the date specified. In the spot market, competition is based primarily on price, although charterers are becoming more selective with respect to the quality of the vessels they hire considering other key factors such as the reliability and quality of operations and a preference for modern double hull vessels based on concerns about environmental risks associated with older vessels. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be even more significant when competing for business.

OSG’s fleet of VLCCs and ULCCs is commercially managed through Tankers International. Tankers International, with a total of 43 VLCCs and 2 ULCCs as of December 31, 2010, is a leading player in this highly competitive and fragmented market. Its main competitors include Frontline Ltd., BW Shipping Managers, Mitsui OSK Lines, Ltd., Nippon Yusen Kabushiki Kaisha, Malaysian International Shipping Corporation Berhad and Maran Tankers Management.

OSG formed the Suezmax International pool in 2008. There were four tankers in the pool as of December 31, 2010 that trade primarily in the Atlantic Basin. The main competitors of the Suezmax International pool include the Gemini Tankers, Stena Sonagol and Blue Fin Tankers pools. Other competitors include non-pool owners such as Dynacom Tankers Management, Ltd., Thenamaris Ships Management, Inc. and OAO Sovcomflot.

OSG is a founding member of Aframax International, which consists of 46 Aframaxes trading primarily in the Atlantic Basin, North Sea, Baltic and the Mediterranean areas. Aframax International is one of the largest operators in this market sector. Aframax International’s main competitors include Teekay Corporation, General Maritime Corporation and Sigma Tankers Inc.

OSG’s main competitors in the highly fragmented Panamax trade include owners, traders relets and pool operators. Substantially all of OSG’s fleet of Panamax tankers is commercial managed by Panamax International, which commercially manages 24 double hull vessels. Main competitors include Star Tankers Heidmar Inc., A/S Dampskibsselskabet Torm and Jacob-Scorpio Pool Management S.A.M.

In the MR Product Carrier segment, OSG owns or charters-in a fleet of 32 vessels that competes in a highly fragmented market. Eight of the OSG vessels are operated in the Clean Products International Pool. Main competitors include Glencore International AG, Handytankers K/S, Vitol Group, Trafigura, A/S Dampskibsselskabet Torm, Navig8, Dorado Tankers Pool Inc. and OAO Sovcomflot.

The U.S. Jones Act restricts U.S. point-to-point seaborne shipments to vessels operating under U.S. Flag that were built in the U.S., manned by U.S. crews and at least 75% owned and operated by U.S. citizens. OSG’s primary competitors are operators of U.S. Flag oceangoing barges and tankers, such as Seacor Holdings Inc., Crowley Maritime Corporation and U.S. Shipping Corp. and operators of refined product pipelines such as Colonial and Plantation pipeline systems that transport refined petroleum products directly from refineries to markets. In addition, the demand for U.S. Flag Product Carriers and product barges is influenced by the cost of importing refined petroleum products.

ENVIRONMENTAL AND SECURITY MATTERS RELATING TO BULK SHIPPING

Government regulation significantly affects the operation of the Company's vessels. OSG's vessels operate in a heavily regulated environment and are subject to international conventions and international, national, state and local laws and regulations in force in the countries in which such vessels operate or are registered.

The Company's vessels undergo regular and rigorous in-house safety inspections and audits. In addition, a variety of governmental and private entities subject the Company's vessels to both scheduled and unscheduled inspections. These entities include local port state control authorities (U.S. Coast Guard, harbor master or equivalent), Classification Societies, flag state administration (country of registry) and charterers, particularly major oil companies and petroleum terminal operators. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of the Company's vessels. Failure to maintain necessary permits or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of the Company's vessels.

12	Overseas Shipholding Group, Inc.

The Company believes that the heightened level of environmental, health, safety and quality concerns among various stakeholders, including insurance underwriters, regulators and charterers, is leading to greater safety and other regulatory requirements and a more stringent inspection regime on all vessels. Increasing environmental concerns have created a demand for vessels and operations that comply with stricter environmental standards. The Company is required to maintain operating standards for all of its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. OSG believes that the operation of its vessels is in compliance with applicable environmental laws and regulations; however, because such laws and regulations are changed frequently and new laws and regulations impose new or increasingly stringent requirements, OSG cannot predict the cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of its vessels.

OSG has made a commitment to reduce the environmental impact of its operations, as described in its first Health, Safety and Environmental Report (for 2009). OSG personnel work to stay abreast of new and changing regulations in this and other areas and in many cases strive towards standards before they are, and beyond what is, required. Examples of specific actions taken that exceed compliance include the installation of trash compactors on most of the vessels OSG technically manages, more restrictive policies on disposal of solid waste, and the installation of specialized environmental equipment such as enviro-logger and enviro-tags on all OSG technically managed vessels.

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocols to the United Nations Framework Convention on Climate Change (“UNFCCC”) (commonly called the Kyoto Protocols) became effective.  Pursuant to the Kyoto Protocols, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which contribute to global warming. Although there was some expectation that a new climate change treaty would be adopted at the December 2009 United Nations climate change conference in Copenhagen, the conference did not result in any legally binding commitments although the participating countries developed an accord on a framework for negotiations that were held in December 2010 in Cancun, Mexico. The UNFCCC 2010 Cancun Conference agreed upon emission reduction targets for developed countries and goals for limiting increases in atmospheric temperature but left unresolved the status of the Kyoto Protocols when they expire in 2012.  Until then, working groups set up during the Cancun Conference are focusing on securing an extension of the Kyoto Protocol emissions limits.

The IMO’s second study of greenhouse gas emissions from the global shipping fleet concluded in 2009 predicts that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 150% to 200% by 2050 due to expected growth in international seaborne trade. The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits.

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

In the U.S., pursuant to an April 2007 U.S. Supreme Court decision, EPA was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the Clean Air Act.  On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the Clean Air Act.  While this finding in itself does not impose any requirements on industry or other entities, the EPA is in the process of promulgating regulations of greenhouse gas emissions. To date, the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

Future passage of climate control legislation or other regulatory initiatives by the IMO, EU, U.S. or other countries where OSG operates that restrict emissions of greenhouse gases could result in financial and operational impacts on OSG’s business, which impacts OSG cannot predict with certainty at this time.

International Environmental and Safety Regulations and Standards

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

2010 Annual Report	13

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

The IMO may adopt additional regulations in the future that could further restrict the operation of single hull vessels and some countries have or may adopt such restrictions even before the IMO acts.

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

The direct impact to the Company of the revised and accelerated IMO phase out schedule is limited, as OSG's International Flag tanker fleet is comprised of modern double hull vessels except for one chartered-in double sided Aframax vessel, which does not qualify as double hull for MARPOL or EU purposes. The charter for this vessel expires in August 2011. The Company's two double bottom U.S. Flag Product Carriers have been participating in the U.S. Jones Act trades and are therefore not affected by the IMO phase-out schedule. Both of these vessels have been sold for delivery to buyers in the first half of 2011. The U.S. has not adopted the 2001 amendments to the MARPOL regulations, which were viewed as less restrictive than OPA 90 regulations that were already in place.

Liability Standards and Limits:

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 31, 2011 and are approximate.

Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $208 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $21.9 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $7.1 million plus $987 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $140.4 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO.  See the discussion of Insurance below.

14	Overseas Shipholding Group, Inc.

The U.S. is not a party to the 1969 Convention or the 1992 Protocol. See the discussion of U.S. Environmental and Safety Restrictions and Regulations below. In other jurisdictions where the 1969 Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which was adopted on March 23, 2001 and became effective on November 21, 2008, is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in its exclusive economic zones, of states that are party to it. While the U.S. has not yet ratified this convention, vessels operating internationally would be subject to it, if sailing within the territories of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.

Other International Environmental and Safety Regulations and Standards:

Under the International Safety Management Code, or ISM Code, promulgated by the IMO, vessel operators are required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating their vessels safely and describing procedures for responding to emergencies. OSG has developed such a safety management system. The ISM Code also requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel's management with code requirements for a safety management system. No vessel can obtain a certificate unless its operator has been awarded a document of compliance issued by the administration of that vessel’s flag state or as otherwise permitted under the International Convention for the Safety of Life at Sea, 1974, as amended (“SOLAS”).

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

OSG’s vessels are also subject to international and local ballast water management regulations including those contained in the IMO’s International Convention for the Control and Management of Ships Ballast Water and Sediments (2004).  OSG complies with these regulations through ballast water management plans implemented on each of the vessels it technically manages. To meet proposed ballast water treatment regulations, OSG is developing a fleetwide action plan to comply with IMO, U.S. Coast Guard and possible more stringent regional mandates expected to go into effect as early as 2012.

2010 Annual Report	15

Other EU Legislation and Regulations:

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters, creates an obligation for port states to inspect at least 25% of vessels using their ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. OSG does not believe that any of its vessels meet the "sub-standard" vessel definitions contained in the EU legislation.  The EU is considering the adoption of criminal sanctions for certain pollution events, such as the unauthorized discharge of tank washings. Certain member states of the European Union, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. It is impossible to predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact OSG.

International Air Emission Standards:

Annex VI to MARPOL, which was designed to address air pollution from vessels and which became effective internationally on May 19, 2005, sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also imposes a global cap (currently 4.50%) on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008, signed into law by President Bush in July 2008, amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI of MARPOL. In October 2008, the U.S. ratified Annex VI, which came into force in the U.S. on January 8, 2009.

Annex VI was amended in 2008 to provide for a progressive and substantial reduction in sulfur oxide ("SOx") and nitrogen oxide ("NOx") emissions from vessels and allow for the designation of Emission Control Areas in which more stringent controls would apply. The primary changes are that the global cap on the sulfur content of fuel oil is reduced to 3.50% effective from January 1, 2012, and such cap is further reduced progressively to 0.50% effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018. Further, the sulfur content of fuel oil for vessels operating in designated Emission Control Areas is progressively reduced from 1.5% to 1.0% effective July 2010 and further reduced to 0.1% effective January 2015.

All vessels in the Company's International and U.S. Flag fleets are currently Annex VI compliant. However, additional or new conventions, laws and regulations may be adopted in the future that could adversely affect the Company's ability to comply with applicable air pollution regulations or could result in material cost increases to assure such compliance.

U.S. Environmental and Safety Regulations and Standards

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

Phase Out of Non Double Hull Tankers:

Under OPA 90, single hull vessels can operate in U.S. waters until 2015 if they discharge at deep water ports, or lighter more than 60 miles offshore. Single hull vessels cannot operate in U.S. waters under OPA 90 beginning in 2015.

The Company's two double bottom U.S. Flag Product Carriers would be affected by the OPA 90 phase-out schedule in 2012 and 2013, with both vessels being 30 years old when they are first affected by the phase-out schedule. However, both of these vessels have been sold for delivery to buyers in the first half of 2011.  The OPA 90 phase-out date for the Company's one double sided International Flag vessel (the charter for which expires in August 2011) is subsequent to its IMO phase-out date.

16	Overseas Shipholding Group, Inc.

Liability Standards and Limits:

Under OPA 90, vessel owners, operators and bareboat or demise charterers are "responsible parties" who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. Currently, the limits of OPA 90 liability with respect to (i) tanker vessels with a qualifying double hull are the greater of $2,000 per gross ton or $17.088 million per vessel that is over 3,000 gross tons; (ii) tanker vessels with a qualifying single hull, the greater of $3,200 per gross ton or $23.496 million per vessel that is over 3,000 gross tons; and (iii) non-tanker vessels, the greater of $1,000 per gross ton or $854,400 per vessel.  The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners' responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

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

In response to the Deepwater Horizon oil spill in the Gulf of Mexico in 2010, the U.S. House of Representatives proposed legislation to create certain more stringent requirements related to the prevention and response to oil spills in U.S. waters and to increase both financial responsibility requirements and the limits in liability under OPA 90.  No legislation was enacted during the term of the 2009-2010 Congress. Similar legislation was introduced in the U.S. House of Representatives in the 2011-2012 Congress. In addition to potential liability under OPA 90, vessel owners may in some instances incur liability on an even more stringent basis under state law in the particular state where the spillage occurred.

Other U.S. Environmental and Safety Regulations:

OPA 90 also amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt vessel response plans, including marine salvage and firefighting plans, for reporting and responding to oil spill scenarios up to a "worst case" scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a “worst case discharge”. The plans must include contractual commitments with clean-up response contractors in order to ensure an immediate response to an oil spill. While OSG has developed and completed the necessary submittals of the plans to the U.S. Coast Guard, the U.S. Coast Guard recently came out with procedures (due to a review backlog on their part) in which they will now issue Interim Operating Authorization (IOA) letters to companies as evidence of compliance with the February 22, 2011 deadline.  These IOAs are good for six months during which time the U.S. Coast Guard will complete their full review of the submittals and then issue final approval letters. OSG has received the IOAs for each of the vessels it manages.

2010 Annual Report	17

The U.S. Coast Guard has announced its intention to propose similar regulations requiring certain vessels to prepare response plans for the release of hazardous substances.

OPA 90 requires training programs and periodic drills for shore side staff and response personnel and for vessels and their crews. OSG conducts such required training programs and periodic drills.

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

In addition, the U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in U.S. navigable waters and imposes strict liability in the form of penalties for unauthorized discharges. The Clean Water Act also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under the more recent OPA 90 and CERCLA, discussed above.

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports is subject to U.S. Clean Water Act permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System, the Company was issued a Vessel General Permit, or VGP, which addresses, among other matters, the discharge of ballast water and effluents. The VGP identifies twenty-six vessel discharge streams, establishes effluent limits for constituents of those streams and requires that best management practices be implemented to decrease the amounts of certain constituents of the discharges. The VGP does not impose numerical treatment standards for the discharge of living organisms in ballast water. Rather, the VGP mandates management practices that decrease the risk of introduction of aquatic nuisance species to bodies of water receiving ballast water discharges. The EPA has indicated, however, that, as ballast water treatment technologies become available in the future, the EPA will revisit its approach to the management of ballast water discharges. Compliance with the VGP could require the installation of equipment on OSG’s vessels to treat ballast water before it is discharged or the implementation of other ballast water disposal arrangements, or it could otherwise restrict OSG’s vessels from entering U.S. waters.

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

U.S. Air Emissions Standards:

As discussed above, MARPOL Annex VI came into force in the U.S. in January 2009. In April 2010, EPA adopted regulations implementing the provisions of MARPOL Annex VI. Under these regulations, both U.S. and International Flag vessels subject to the engine and fuel standards of MARPOL Annex VI must comply with the applicable Annex VI provisions when they enter U.S. ports or operate in most internal U.S. waters. The Company's vessels are currently Annex VI compliant. Accordingly, absent any new and onerous Annex VI implementing regulations, the Company does not expect to incur material additional costs in order to comply with this convention.

18	Overseas Shipholding Group, Inc.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. OSG's vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company's vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of MARPOL Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower nitrogen oxide (NOx) standards which will be implemented in two phases. The new near-term standards for newly built engines will apply beginning in 2011 and will require more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below the current levels. The new long-term standards for newly built engines will apply beginning in 2016 and will require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the current levels.  Adoption of these and emerging standards may require substantial modifications to some of the Company’s existing marine diesel engines and may require the Company to incur substantial capital expenditures.  Moreover, on March 26, 2010, the IMO amended MARPOL Annex VI, which amendments were incorporated into EPA regulations, to designate the area extending 200 miles from the coastlines of the Atlantic/Gulf and Pacific coasts and the eight main Hawaiian Islands as Emission Control Areas (ECAs) under the Annex VI amendments. The new ECAs become effective in August 2012, whereupon fuel used by all vessels operating in the ECAs cannot exceed 1.0% sulfur, dropping to 0.1% sulfur in 2015. From 2016, NOx after-treatment requirements will also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where OSG operates, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of OSG’s operations.

The Delaware Department of Natural Resources and Environment Control, or DNREC, monitors OSG’s U.S. Flag lightering activities within the Delaware River. Lightering activities in Delaware are subject to Title V of the CAA, and OSG is the only marine operator with a Title V permit to engage in lightering operations.   These lightering activities are monitored and regulated through DNREC’s Title V air permitting process. The regulations are designed to reduce the amount of VOCs entering into the atmosphere during a crude oil lightering operation.  DNREC and OSG have worked in cooperation to reduce the amount of emitted VOCs by defining the vapor balancing process between lightering vessels and ships to be lightered.  This defined process has reduced air emissions.  In addition, OSG continues to evaluate other vapor reduction technologies and has incorporated vapor control technologies in the design of the Company's new ATBs.  Under its Title V permit, OSG is required to have a 100 percent vapor balance capable Delaware lightering fleet and OSG will be compliant upon the delivery of the OSG Horizon/OSG 351, which is currently expected in March 2011.  DNREC has been informed of OSG's vessel delivery schedule.

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

Individual states have been considering their own restrictions on air emissions from engines on vessels operating within state waters. California requires certain vessels operating within 24 nautical miles of the Californian coast to reduce air pollution by using only low-sulfur marine distillate fuel rather than bunker fuel. Vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters must use marine gas oil at or below 1.5% sulfur and marine diesel oil at or below 0.5% sulfur and, effective January 1, 2012, marine fuels with a sulfur content at or below 0.1% (1,000 parts per million) sulfur. The Company believes that its vessels that operate in California waters are in compliance with these regulations.

Security Regulations and Practices

Security at sea has been a concern to governments, shipping lines, port authorities and importers and exporters for years. Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. In 2002, the U.S. Maritime Transportation Security Act of 2002, or MTSA, came into effect and the U.S. Coast Guard issued regulations in 2003 implementing certain portions of the MTSA by requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the U.S. Similarly, in December 2002, a coalition of 150 IMO contracting states drafted amendments to SOLAS by creating a new subchapter dealing specifically with maritime security. This new subchapter, which became effective in July 2004, imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code, or the ISPS Code. The objective of the ISPS Code is to establish the framework that allows detection of security threats and implementation of preventive measures against security incidents that can affect ships or port facilities used in international trade. Among other things, the ISPS Code requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization approved by the vessel's flag state.

2010 Annual Report	19

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures for non-U.S. vessels that have on board a valid ISSC attesting to the vessel's compliance with SOLAS security requirements and the ISPS Code.

All of OSG’s vessels have developed and implemented vessel security plans that have been approved by the appropriate regulatory authorities, have obtained ISSCs and comply with applicable security requirements.

The recent surge in piracy activity in the region of the Gulf of Aden and off of the Somali coast has again focused international attention on methods for preventing and mitigating risks of piracy incidents. The attack against a U.S. Flag container ship in 2009 and its dramatic conclusion led to significant interest on the part of the U.S. government leading to additional requirements applicable to U.S. flag vessels transiting in high risk areas.  Company vessels that transit such high risk areas follow best management practices for reducing risk and preventing pirate attacks and are in compliance with protocols established by the naval coalition protective forces operating in such areas.

Insurance

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $5.45 billion. As a member of a P&I Association which is a member of the International Group, the Company is subject to calls payable to the Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2010, the Company was a member of three P&I Associations with each of its vessels insured by one of these three Associations. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

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

The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of its vessels that are covered under the vessels' marine hull and machinery insurance. Loss of hire insurance covers up to 120 or 180 days lost charter income per vessel per incident in excess of the first 60 days lost for each covered incident, which is borne by the Company.

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

20	Overseas Shipholding Group, Inc.

As a result of changes made by the American Jobs Creation Act of 2004 (“2004 Act”), as discussed below, for taxable years beginning after December 31, 2004, the Company is no longer required to include the undistributed foreign shipping income earned by OIN in its taxable income on a current basis under the “Subpart F” provisions of the Code.

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

Application of Code Section 883
Under Section 883 of the Code and Treasury regulations, OIN will be exempt from the foregoing U.S. taxation of its U.S source shipping income if, for more than half of the days in its taxable year, it is a “controlled foreign corporation” within the meaning of Section 957 of the Code and more than 50 percent of the total value of its stock is owned by certain U.S. persons including a domestic corporation. These requirements should be met and therefore OIN should continue to benefit from the application of Section 883 of the Code. To the extent OIN is unable to qualify for exemption from tax under Section 883, OIN’s U.S. source shipping income will become subject to the 4% gross basis tax regime described above.

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

U.S. Tonnage Tax Regime
The 2004 Act changed the U.S. tax treatment of the foreign operations of the Company’s U.S. Flag vessels by allowing it to make an election to have such vessels taxed under a new “tonnage tax” regime rather than the usual U.S. corporate income tax regime. Because OSG made the tonnage tax election, its gross income for U.S. income tax purposes with respect to eligible U.S. flag vessels for 2005 and subsequent years does not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets. The Company’s taxable income with respect to the operations of its eligible U.S. Flag vessels, of which there are two, is based on a “daily notional taxable income,” which is taxed at the highest U.S. corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in U.S. foreign trade.

2010 Annual Report	21

Glossary
Aframax—A medium size crude oil tanker of approximately 80,000 to 120,000 deadweight tons. Modern Aframaxes can generally transport from 500,000 to 800,000 barrels of crude oil and are also used in Lightering. A coated Aframax operating in the refined petroleum products trades may be referred to as an LR2.

American  Tanker Rate Schedule (ATRS)—The nominal freight rate scale published by the Association of Ship Brokers and Agents (U.S.A.), Inc. (ASBA) as a rate reference for shipping companies, brokers and their customers engaged in the bulk shipping of oil in the U.S. Flag markets. Refer also to Worldscale definition below.

Articulated Tug Barge or ATB—A tug-barge combination system capable of operating on the high seas, coastwise and further inland. It combines a normal barge, with a bow resembling that of a ship, but having a deep indent at the stern to accommodate the bow of a tug. The fit is such that the resulting combination behaves almost like a single vessel at sea as well as while maneuvering.

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

Capesize Bulk Carrier— A large Dry Bulk Carrier (any vessel used to carry non-liquid bulk commodities) with a capacity of more than 80,000 deadweight tons that mainly transports iron ore and coal.

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

Compressed Natural Gas or CNG—A gas that has been compressed for transportation in pressurized containers and can be transported on ships, barges or trucks. In many parts of the world, gas fields that cannot be readily connected by pipeline or are not large enough to support the cost of developing LNG facilities are excellent candidates for CNG development.

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

Contract of Affreightment or COA—An agreement providing for the transportation between specified points for a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling since no vessel designation is required. COAs can either have a fixed rate or a market-related rate. One example would be two shipments of 70,000 tons per month for two years at the prevailing spot rate at the time of each loading.

22	Overseas Shipholding Group, Inc.

Consecutive Voyage Charters or CVC—A CVC is used when a customer contracts for a particular vessel for a certain period of time to transport cargo between specified points for a rate that is determined based on the volume of cargo delivered. The Company bears the risk of delays under CVC arrangements.

Crude Oil—Oil in its natural state that has not been refined or altered.

Cubic Meters or cbm—The industry standard for measuring the carrying capacity of an LNG Carrier.

Deadweight tons or dwt—The unit of measurement used to represent cargo carrying capacity of a vessel, but including the weight of consumables such as fuel, lube oil, drinking water and stores.

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

International Maritime Organization or IMO—An agency of the United Nations, which is the body that is responsible for the administration of internationally developed maritime safety and pollution treaties, including MARPOL.

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

LR1—A coated Panamax tanker. LR is an abbreviation of Long Range.

LR2—A coated Aframax tanker.

MARPOL—International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto. This convention includes regulations aimed at preventing and minimizing pollution from ships by accident and by routine operations.

MR—A Handysize Product Carrier. MR is an abbreviation of Medium Range.

OECD—Organization for Economic Cooperation and Development is a group of 30 developed countries in North America, Europe and Asia.

2010 Annual Report	23

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

Shuttle Tanker—A tanker, usually with special fittings for mooring, which lifts oil from offshore fields and transports it to a shore storage or refinery terminal on repeated trips.

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

24	Overseas Shipholding Group, Inc.

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

•	demand for oil and oil products, which affect the need for vessel capacity;

•	global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;

•	changes in the production of crude oil, particularly by OPEC and other key producers, which impact the need for vessel capacity;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•	environmental concerns and regulations;

•	new pipeline construction and expansions;

•	weather; and

2010 Annual Report	25

•	competition from alternative sources of energy.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

•	the number of vessels that are used for storage or as floating storage offloading service vessels;

•	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo and the reverse conversion;

•	the number of vessels that are out of service; and

•	environmental and maritime regulations.

An increase in the supply of vessels without a commensurate increase in demand for such vessels could cause charter rates to remain at depressed levels or to further decline, which could have a material adverse effect on OSG’s revenues and profitability

OSG depends on spot charters for a significant portion of its revenues. In 2010, 2009 and 2008, OSG derived approximately 64%, 49% and 65%, respectively, of its TCE revenues in the spot market.

Historically, the marine transportation industry has been cyclical. The profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. The newbuilding order book equaled 28% of the existing world tanker fleet as of December 31, 2010, a significant percentage but a decrease from 31% as of December 31, 2009.

If the number of new ships delivered exceeds the number of vessels being scrapped, capacity will increase. In addition, vessel supply is affected by the number of vessels that are used for floating storage because vessels that are used for storage are not available to transport crude oil and petroleum products.  Utilization of vessels for storage is affected by expectations of changes in the price of oil and products, such utilization generally increasing if prices are expected to increase more than storage costs and generally decreasing if they are not.  A reduction in vessel utilization for storage, which occurred in 2010 when 81 vessels were released from storage use and reentered the trading fleet, will increase vessel supply.  If supply exceeds demand as it did in 2009 and 2010, the charter rates for the Company’s vessels could be depressed to levels well below historical averages, which rates would if maintained over a long period of time have a material adverse effect on OSG’s revenues and profitability.

Although charter rates increased in 2010 they remained significantly below 2008 levels for all tanker classes operated by OSG.

OSG’s revenues are subject to seasonal variations

OSG operates its tankers in markets that have historically exhibited seasonal variations in demand for tanker capacity, and therefore, charter rates. Charter rates for tankers are typically higher in the fall and winter months as a result of increased oil consumption in the Northern Hemisphere. Because a majority of the Company’s vessels trade in the spot market, seasonality has affected OSG’s operating results on a quarter-to-quarter basis and could continue to do so in the future.  Such seasonality may be outweighed in any period by then current economic conditions or tanker industry fundamentals.

Constraints on capital availability adversely affect the tanker industry and OSG’s business

Constraints on capital that have occurred during recent years have adversely affected the financial condition of entities throughout the world, including certain of the Company’s customers, joint venture partners, financial lenders and suppliers, including shipyards from whom the Company has contracted to purchase vessels. Those entities that suffer a material adverse impact on their financial condition may be unable or unwilling to comply with their contractual commitments to OSG which, in turn, could have an adverse impact on OSG. The failure of entities to comply with contractual commitments could include the refusal or inability of customers to pay charter hire to OSG, shipyards’ failure to construct and deliver to OSG newbuilds or joint ventures’ or financial lenders’ inability or unwillingness to honor their commitments, such as to contribute funds to a joint venture with OSG or to lend funds to OSG. While OSG seeks to monitor the financial condition of such entities, the availability and accuracy of information about the financial condition of such entities may be limited and the actions that OSG may take to reduce possible losses resulting from the failure of such entities to comply with their contractual obligations may be restricted. See also under the heading “Company specific risk factors” below the risk factor concerning credit risks with counterparties.

26	Overseas Shipholding Group, Inc.

Terrorist attacks, piracy and international hostilities and instability can affect the tanker industry, which could adversely affect OSG’s business

Additional terrorist attacks like those in New York on September 11, 2001 and in London on July 7, 2005, piracy attacks against merchant ships, including oil tankers, particularly in the Gulf of Aden, off the East Coast of Africa, especially Somalia, and the South China sea, the outbreak of war, or the existence of international hostilities could all damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect the Company’s ability to re-charter its vessels on the expiration or termination of the charters and the charter rates payable under any renewal or replacement charters.

The Company conducts its operations internationally, and its business, financial condition and results of operations may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed, including

•	pandemics or epidemics which may result in a disruption of worldwide trade including quarantines of certain areas;

•	currency fluctuations;

•	the imposition of taxes by flag states, port states and jurisdictions in which OSG or its subsidiaries are incorporated or where its vessels operate; and

•	expropriation of its vessels.

Moreover, OSG operates in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war, international hostilities or piracy.  These factors could also increase the costs to OSG of conducting its business, particularly crew, insurance and security costs, which could have a material adverse effect on the Company’s profitability.

The market value of vessels fluctuates significantly, which could adversely affect OSG’s liquidity, result in breaches of its financing agreements or otherwise adversely affect its financial condition

The market value of vessels has fluctuated over time. The fluctuation in market value of vessels over time is based upon various factors, including:

•	age of the vessel;

•	general economic and market conditions affecting the tanker industry, including the availability of vessel financing;

•	number of vessels in the world fleet;

•	types and sizes of vessels available;

•	changes in trading patterns affecting demand for particular sizes and types of vessels;

•	cost of newbuildings;

•	prevailing level of charter rates;

•	competition from other shipping companies;

•	other modes of transportation; and

•	technological advances in vessel design and propulsion.

2010 Annual Report	27

Vessel values have declined in the past two years.  Although OSG has a modern fleet, as vessels grow older, they generally decline in value. These factors will affect the value of the Company’s vessels at the time of any vessel sale. If for any reason, OSG sells a vessel at a time when prices have fallen, the sale may be at less than the vessel’s carrying amount on its financial statements, with the result that the Company would incur a loss on the sale and a reduction in earnings and surplus.  In addition, declining values of the Company’s vessels could adversely affect the Company’s liquidity by limiting its ability to raise cash by refinancing vessels. Declining vessel values could also result in a breach of loan covenants or trigger events of default under relevant financing agreements that require the Company to maintain certain loan-to-value ratios. In such instances, if OSG is unable or unwilling to pledge additional collateral to offset the decline in vessel values, its lenders could accelerate its debt and foreclose on its vessels pledged as collateral for the loans.

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

These requirements can affect the resale value or useful lives of the Company’s vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions, lead to decreased availability or higher cost of insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in, certain ports. Under local, national and foreign laws, as well as international treaties and conventions, OSG could incur material liabilities, including cleanup obligations, in the event that there is a release of petroleum or other hazardous substances from its vessels or otherwise in connection with its operations. OSG could also become subject to personal injury or property damage claims relating to the release of or exposure to hazardous materials associated with its current or historic operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of the Company’s vessels.

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

Due to concern over the risk of climate change, a number of countries, including the U.S., and international organizations, including the EU, the IMO and the United Nations, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions.  These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy.  Such actions could result in significant financial and operational impacts on the Company’s business, including requiring OSG to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program.  See the discussion of “Environmental and Security Matters Relating to Bulk Shipping” above.

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

In order to ensure compliance with Jones Act citizenship requirements, and in accordance with the certificate of incorporation and by-laws of the Company, the Board of Directors of the Company adopted a requirement in July 1976 that at least 77% (the “Minimum Percentage”) of the Company’s common stock must be held by U.S. citizens. While the percentage of U.S. citizenship ownership of the Company’s outstanding common stock fluctuates daily, at times in the past several years it has declined to the Minimum Percentage. Any purported transfer of common stock in violation of these ownership provisions will be ineffective to transfer the shares of common stock or any voting, dividend or other rights associated with them. The existence and enforcement of this U.S. citizen ownership requirement could have an adverse impact on the liquidity or market value of our common stock in the event that U.S. citizens were unable to transfer shares of our common stock to non-U.S. citizens. Furthermore, under certain circumstances this ownership requirement could discourage, delay or prevent a change in control of the Company.

2010 Annual Report	29

Additionally, the Jones Act restrictions on the provision of maritime cabotage services are subject to exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed or altered, the transportation of maritime cargo between U.S. ports could be opened to international flag or international-manufactured vessels. During the past several years, interest groups have lobbied Congress to repeal the Jones Act to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act and cargo preference laws. The Company believes that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S. Flag vessels. Because international vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The President and several Congressmen and Senators have announced support for ending “tax breaks for companies that ship our jobs overseas and give those tax breaks for companies that create jobs in the United States of America”. While the Company believes that the changes made in the 2004 Act with respect to foreign shipping income do not “ship jobs overseas,” and, in fact, have enabled the Company to expand its U.S. Flag fleet and create jobs in the U.S., Congress may decide to repeal the changes made in the 2004 Act with respect to taxation of foreign shipping income for the aforementioned reason or as part of initiatives to reduce the U.S. budget deficit or to reform the U.S. corporate tax regime. Such repeal, either directly or indirectly by limiting or reducing benefits received under the 2004 Act, would have a materially adverse affect on the Company’s business and financial results.

The Company’s substantial debt and charter in commitments could adversely affect its financial condition and when OSG’s credit facilities mature, OSG may not be able to refinance or replace them

OSG has substantial debt and debt service requirements. At December 31, 2010, the Company’s consolidated total debt was $2.0 billion and its unused borrowing capacity under its revolving credit facility was $1.0 billion (before a reduction of $150 million effective February 2011) and its charter in commitments were $1.6 billion.

The amount of the Company’s debt could have important consequences. For example, it could:

•	increase OSG’s vulnerability to general adverse economic and industry conditions;

•	limit OSG’s ability to fund future capital expenditures, working capital and other general corporate requirements;

•	require the Company to dedicate a substantial portion of its cash flow from operations to make interest and principal payments on its debt;

•	limit OSG’s flexibility in planning for, or reacting to, changes in its business and the shipping industry;

•	place OSG at a competitive disadvantage compared with competitors that have less debt or charter-in commitments including by causing OSG to have a lower credit rating; and

•	limit OSG’s ability to borrow additional funds, even when necessary to maintain adequate liquidity.

30	Overseas Shipholding Group, Inc.

In January 2011, Standard & Poor’s credit agency reduced the Company’s long-term corporate credit rating from BB- to B, citing, among other reasons, the Company’s high debt burden and the significantly reduced earnings caused by prolonged low tanker rates.  While Standard & Poor’s stated that it expects OSG to continue to have sufficient liquidity to work through the weak operating environment and to eventually benefit from a recovery in tanker rates over the next several years, the reduced credit rating may result in the Company incurring increased borrowing costs if the Company enters new credit facilities.

The Company’s debt burden and low tanker rates may adversely affect the availability and terms of debt and equity capital. When OSG’s indebtedness matures, the Company may need to refinance it and may not be able to do so on favorable terms or at all. If OSG is able to refinance maturing indebtedness, the terms of any refinancing or alternate credit arrangements may contain terms and covenants that restrict OSG’s financial and operating flexibility.

OSG may not be able to renew time charters when they expire or enter into new time charters for newbuilds

There can be no assurance that any of the Company’s existing time charters will be renewed at comparable rates or that it will be successful in entering into new time charters on certain of the newbuilds that will be delivered to the Company or if renewed or entered into, that they will be at favorable rates. If, upon expiration of the existing time charters or delivery of newbuilds, OSG is unable to obtain time charters or voyage charters at desirable rates, the Company’s profitability may be adversely affected.

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

Significant delays, cost overruns and failure to deliver new vessels could increase the Company’s expected contract commitments, which would have an adverse effect on the Company’s revenues, borrowing capacity and results of operations. Furthermore, delays would result in vessels being out-of-service for extended periods of time, and therefore not earning revenue, which could have a material adverse effect on OSG’s financial condition and results of operations. The Company’s remedies for losses resulting from shipyards’ failure to comply with their contractual commitments may be limited by the relevant contracts, including by liquidated damages provisions, such as those that limit the amount of monetary damages that may be claimed or that limit the Company’s right to cancellation of the building contract. While purchase price payments for newbuild vessels made prior to vessel delivery to international shipyards historically have been supported by guarantees from financial institutions, such as banks or insurance companies, such payments to U.S. shipyards historically have been supported by liens on the work in progress, including steel and equipment used for constructing the vessel, and not by guarantees from financial institutions. If an international shipyard fails to deliver a contracted newbuild vessel for which there is a guarantee, the Company may claim against the guarantee, substantially reducing the risk that the Company will suffer a loss of its investment. If a U.S. shipyard fails to deliver a contracted vessel, the Company’s investment may be supported only by the Company’s liens on the work in progress, which may result in a loss of part or all of the Company’s investment.

2010 Annual Report	31

Termination or change in the nature of OSG’s relationship with any of the pools in which it participates could adversely affect its business

All of the Company’s VLCCs participate in the Tankers International pool. At December 31, 2010, eleven of OSG’s Aframaxes participate in the Aframax International pool. Eight of its crude Panamaxes and three of its Panamax Product Carriers participate directly in Panamax International. Participation in these pools enhances the financial performance of the Company’s vessels as a result of the higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. The Company cannot predict whether the pools in which its vessels operate will continue to exist in the future. In addition, in recent years the EU has published guidelines on the application of the EU antitrust rules to traditional agreements for maritime services such as pools. While the Company believes that all the pools it participates in comply with EU rules, there has been limited administrative and judicial interpretation of the rules. Restrictive interpretations of the guidelines could adversely affect the ability to commercially market the respective types of vessels in pools.

OSG’s strategy of growing its business in part through acquisitions is capital intensive, time consuming and subject to a number of inherent risks

Part of OSG’s business strategy is to opportunistically acquire complementary businesses or vessels. The Company’s ability to grow its fleets will depend upon a number of factors, many of which the Company cannot control. These factors include OSG’s ability to:

•	identify acquisition candidates and joint venture opportunities;

•	replace expiring charters-in at comparable rates;

•	identify suitable charter-in opportunities;

•	consummate acquisitions or joint ventures;

•	integrate any acquired vessels or businesses successfully with its existing operations;

•	hire and train qualified personnel; and

•	obtain required financing.

OSG’s strategy includes the opportunistic acquisition of quality second hand vessels either directly or through corporate acquisitions. Second hand vessels typically do not carry warranties with respect to their condition, whereas warranties are generally available for newbuildings. While the Company generally inspects all second hand vessels prior to purchase, such inspections would normally not provide OSG with as much knowledge about vessel condition as the Company would possess if the vessels had been built for it.

Operating costs and capital expenses will increase as the Company’s vessels age

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. Accordingly, it is likely that the operating costs of OSG’s vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may require OSG to make additional expenditures for new equipment. In order to add such equipment, OSG may be required to take its vessels out of service. There can be no assurance that market conditions will justify such expenditures or enable OSG to operate its older vessels profitably during the remainder of their economic lives.

Certain potential customers will not use vessels older than a specified age, even if they have been recently rebuilt

All of the Company’s existing ATBs with the exception of the OSG Vision/OSG 350 were originally constructed more than 25 years ago. While all of these tug-barge units were rebuilt and double-hulled since 1998 and are “in-class,” meaning the vessel has been certified by a classification society as being built and maintained in accordance with the rules of that classification society and complies with the applicable rules and regulations of the vessel’s country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. Although there has to date been no material difference in time charter rates earned by a vessel of a specified age and a rebuilt vessel of the same age measured from the date of rebuilding, no assurance can be given that customers will continue to view rebuilt vessels as comparable to newbuild vessels. If more customers differentiate between rebuilt and newbuild vessels, time charter rates for our rebuilt ATBs will likely be adversely affected or they may not be employable.

32	Overseas Shipholding Group, Inc.

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

The Company is subject to certain credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings

The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters into COAs and Voyage Charters. As OSG increases the portion of its revenues from time charters, it increases its reliance on the ability of time charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates. Historically, the Company has not experienced material problems collecting charter hire but the global economic downturn of recent years has affected charterers more severely than the prior recessions that have occurred since the Company’s establishment more than 40 years ago. The Company also time charters or bareboat charters some of its vessels from other parties and its continued use and operation of such vessels depends on the vessel owners’ compliance with the terms of the time charter or bareboat charter.  Additionally, the Company enters into derivative contracts (FFAs, bunker swaps, interest rate swaps and foreign currency contracts). All of these contracts subject the Company to counterparty credit risk. As a result, the Company is subject to credit risks at various levels, including with charterers or cargo interests. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues and earnings.

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

2010 Annual Report	33

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

The Company may face unexpected drydock costs for its vessels

Vessels must be drydocked periodically. The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial. The Company’s insurance does not cover these costs. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. OSG’s insurance may not cover all of these costs. Large drydocking expenses could adversely affect the Company’s financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Vessels:

At December 31, 2010, the Company owned or operated (including newbuilds) an aggregate of 122 vessels. See tables presented under Item 1. Additional information about the Company’s fleet is set forth on the Company’s website, www.osg.com.

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

34	Overseas Shipholding Group, Inc.

Executive Officers of the Registrant

Name	Age	Position Held	Has Served as Such Since
Morten Arntzen	55	President and Chief Executive Officer	January 2004

Myles R. Itkin	63	Executive Vice President, Chief Financial Officer and Treasurer	June 2006 June 1995

Mats H. Berglund	48	Senior Vice President and Head of International Crude Transportation Strategic Business Unit	September 2005

Ian T. Blackley	56	Senior Vice President, Head of International Shipping and Managing Director and Chief Operating Officer, OSG Ship Management (UK) Ltd.	May 2009 January 2009 September 2005

James I. Edelson	54	Senior Vice President, General Counsel and Secretary	March 2010 January 2005 March 2005

Robert E. Johnston	63	Senior Vice President and Head of U.S. Strategic Business Unit	October 1998 January 2009

Lois K. Zabrocky	41	Senior Vice President and Head of International Product Carrier and Gas Strategic Business Unit	June 2008 September 2005

George Dienis	58	Managing Director and Chief Operating Officer, OSG Ship Management (GR) Ltd.	January 2005

Robert R. Mozdean	57	Head of Worldwide Human Resources	August 2005

Janice K. Smith	49	Chief Risk Officer	February 2010

The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, to be held on June 7, 2011, and until the election and qualification of his or her successor. There is no family relationship between the executive officers.

Mr. Itkin served as Senior Vice President for at least five years prior to his appointment as Executive Vice President. Mr. Johnston served as Head of Shipping Operations from September 2005 until his appointment as Head of the U.S. Strategic Business Unit in January 2009.  Ms. Smith served as Deputy General Counsel of the Company since July 2007. For at least three years prior to joining the Company, Ms. Smith was a corporate partner at Proskauer Rose LLP, where her practice focused on advising clients on a variety of corporate finance transactions.

2010 Annual Report	35

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

2010	High	Low
	(In dollars)
First Quarter	51.39	39.23
Second Quarter	53.13	35.49
Third Quarter	42.34	31.89
Fourth Quarter	37.80	32.73

2009	High	Low
First Quarter	46.18	21.02
Second Quarter	43.29	23.94
Third Quarter	41.10	29.70
Fourth Quarter	46.02	35.59

(b)	On February 22, 2011, there were 510 stockholders of record of the Company’s common stock.

(c)
In June 2008, OSG increased its annual dividend by 40% to $1.75 per share from $1.25 per share of common stock. Subsequent thereto, the Company has paid ten regular quarterly dividends of $0.4375 per share of common stock. Prior to the above change, the Company paid regular quarterly dividends of $0.3125 per share of common stock subsequent to June 2007, regular quarterly dividends of $0.25 per share of common stock between April 2006 and June 2007 and $0.175 per share of common stock prior to April 2006. The payment of cash dividends in the future will depend upon the Company’s operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company’s Board of Directors.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph for the five years ended December 31, 2010 comparing the yearly percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of the published Standard and Poor’s 500 index, a peer group index consisting of Frontline Ltd., Teekay Corporation, General Maritime Corporation, Kirby Corporation, Seacor Holdings Inc., Tsakos Energy Navigation Limited and the Company referred to as the peer group index. The companies in this peer group index consist of those corporations used for determining vesting of performance share units for the Company’s senior management whose stock has been publicly traded in the U.S. for at least five years. The Company believes that this peer group index is relevant for comparative purposes.

36	Overseas Shipholding Group, Inc.

STOCK PERFORMANCE GRAPH
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*	Assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2005 and that all dividends were reinvested.

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

2010 Annual Report	37

ITEM 6.  SELECTED FINANCIAL DATA

The following unaudited selected consolidated financial data for the years ended December 31, 2010, 2009 and 2008, and at December 31, 2010 and 2009, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by PricewaterhouseCoopers (2010 and 2009) and Ernst & Young LLP (2008), independent registered public accounting firms. The unaudited selected consolidated financial data for the years ended December 31, 2007 and 2006, and at December 31, 2008, 2007 and 2006, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have been audited by Ernst & Young LLP.

In thousands, except per share amounts	2010	2009	2008	2007	2006
Shipping revenues	$1,045,610	$1,093,618	$1,704,697	$1,129,305	$1,047,403
(Loss)/Income from vessel operations	(79,295)	77,130	345,186	207,572	378,544
(Loss)/Income before income taxes	(141,699)	34,450	271,182	217,186	384,473
Net (loss)/income attributable to Overseas Shipholding Group, Inc.	(134,243)	70,170	317,665	211,310	392,660
Depreciation and amortization	170,670	172,404	189,163	185,499	141,940
Net cash (used by)/provided by operating activities	(27,714)	218,121	376,337	167,624	445,975
Total vessels, deferred drydock and other property, at net book amount (a)	3,245,515	3,000,768	2,818,060	2,797,023	2,583,370
Total assets	4,241,103	4,208,441	3,890,061	4,158,917	4,230,669
Debt—long-term debt and capital lease obligations (exclusive of short-term debt and current portions) (b)	1,941,583	1,813,289	1,396,135	1,531,334	1,306,947
Reserve for deferred income taxes and unrecognized tax benefits—noncurrent	214,188	205,295	196,815	230,924	234,269
Total equity	1,810,143	1,867,855	1,824,633	1,950,495	2,207,311
Debt/total capitalization	51.8%	49.3%	43.3%	44.0%	37.2%
Per share amounts:
Basic net (loss)/income attributable to Overseas Shipholding Group, Inc.	(4.55)	2.61	10.71	6.19	9.94
Diluted net (loss)/income attributable to Overseas Shipholding Group, Inc.	(4.55)	2.61	10.65	6.16	9.92
Overseas Shipholding Group, Inc.’s equity	59.53	69.55	64.07	58.47	56.27
Cash dividends paid	1.75	1.75	1.50	1.125	0.925
Average shares outstanding for basic earnings per share	29,498	26,864	29,648	34,136	39,515
Average shares outstanding for diluted earnings per share	29,498	26,869	29,814	34,327	39,586
Other data:
Time charter equivalent revenues (c)	853,278	952,621	1,545,385	1,039,211	992,817
EBITDA (d)	96,015	251,002	530,273	476,332	595,065
(a)	Includes vessels held for sale of $3,305 and $53,975 at December 31 2010 and 2008, respectively.

(b)	Amounts do not include debt of affiliated companies in which the Company participates.

(c)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2010	2009	2008	2007	2006
Time charter equivalent revenues	$853,278	$952,621	$1,545,385	$1,039,211	$992,817
Add: Voyage expenses	192,332	140,997	159,312	90,094	54,586
Shipping revenues	$1,045,610	$1,093,618	$1,704,697	$1,129,305	$1,047,403

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

38	Overseas Shipholding Group, Inc.

(d)
EBITDA represents operating earnings excluding net income/(loss) attributable to the noncontrolling interest, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

The following table reconciles net (loss)/income attributable to the Company, as reflected in the consolidated statements of operations, to EBITDA:

In thousands for the year ended December 31,	2010	2009	2008	2007	2006
Net (loss)/income attributable to Overseas Shipholding Group, Inc.	$(134,243)	$70,170	$317,665	$211,310	$392,660
Income tax (benefit)/provision	(7,456)	(36,697)	(34,004)	4,827	(8,187)
Interest expense	67,044	45,125	57,449	74,696	68,652
Depreciation and amortization	170,670	172,404	189,163	185,499	141,940
EBITDA	$96,015	$251,002	$530,273	$476,332	$595,065

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UGENERAL

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of December 31, 2010, consisted of 111 vessels aggregating 11.3 million dwt and 864,800 cbm, including 48 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 111 vessels, charters-in for two vessels are scheduled to commence upon delivery of the vessels in 2011 and nine newbuilds are scheduled for delivery between 2011 and 2013, bringing the total operating and newbuild fleet to 122 vessels.

COMPLETION OF TENDER OFFER FOR OSG AMERICA L.P.

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

U
UOPERATIONS

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

2010 Annual Report	39

Overview

Average freight rates based on fixtures executed in 2010 for VLCCs, Suezmaxes, Aframaxes, Panamaxes and Product Carriers were at depressed levels, although somewhat higher then they were in 2009. Rates in 2010 were still significantly below 2008 levels for all tanker classes operated by the Company. Rates during 2010 were adversely impacted by the excess tonnage that existed at the beginning of the year. The decline in oil demand in OECD areas in 2009 of over 2 million barrels per day (“b/d”) resulted in a reduction in longer-haul crude movements from the Middle East to the U.S., Europe and Japan as well as a decline in movements from West Africa to the U.S., reducing tonne-mile demand. This occurred concurrently with an increase of about 6% in the tanker fleet size in 2009.

Following the 2009 global economic downturn, based on reports issued by the International Monetary Fund (“IMF”), the world’s GDP grew by approximately 4.8% during 2010. Economic growth occurred in all the major regions in the world, but was particularly strong in developing countries in Asia and Latin America. This resulted in an increase in world oil demand of approximately 2.8 million b/d to 87.8 million b/d from 85.0 million b/d in 2009, the second largest demand increase in the last 30 years, exceeded only by the 3.1 million b/d increase that occurred in 2004. Oil demand increased by about 2.1 million b/d in non-OECD areas, led by an increase of approximately one million b/d in China.

Higher oil demand in the U.S., China and Other Asia spurred an increase in refinery utilization and throughput levels. Refinery utilization in the U.S. averaged 86% during 2010, 3% higher than in 2009. Refining runs in China averaged 8.5 million b/d, an increase of one million b/d over 2009. Refinery throughput volumes increased by approximately 550,000 b/d in Other Asia as new refining capacity was added to meet growing local demand for oil products. The increase in refining runs in Asia was a major driving force behind the increase in tonne-mile demand in 2010.

The increase in oil demand in 2010 was met by a combination of higher production and inventory drawdowns from both onshore and offshore sources, including a significant reduction in products and crude oil held in floating storage, which had a negative impact on tonne-mile demand. Approximately 40%, or 1.2 million b/d, of the demand increase, was met from higher non-OPEC production levels. An approximately one million b/d increase in OPEC production of crude oil and Natural Gas Liquids (“NGLs”) and the drawdown in world inventory levels satisfied the remaining increase in oil demand growth.

Onshore inventory levels in OECD areas remained relatively constant as a decline in Europe was offset by increases in Japan and in the U.S. The main source of the inventory drawdown in 2010 was the release of products and crude oil being stored in tankers. At the end of 2009, there were approximately 118 tankers of various sizes that were used globally to store clean products and 18 VLCCs used to hold crude oil. As oil prices increased during 2010, the oil price contango narrowed to the point where it became uneconomical for tankers to store products or crude oil.  Products held in floating storage were then discharged, resulting in lower refining utilization levels that reduced crude oil and product tanker demand and adversely impacted 2010 tonne-mile demand. By the third quarter, a significant number of tankers that were being used as floating storage had discharged their cargoes and reentered the trading fleet.  At the end of 2010, there were only 30 non-VLCC tankers being utilized to store clean products and 25 VLCCs being used to hold crude oil and products. The reentry of these 81 vessels into the trading fleet had a significant adverse impact on freight rates.

There was a significant difference between the actual number of tanker deliveries that occurred during 2010 and Clarkson’s forecast at the beginning of the year. Crude and Product Carrier deliveries were reduced by about 30% and 45%, respectively, from that original Clarkson’s forecast, because of delays and cancellations that took place during the year. Nevertheless, the size of the world tanker fleet increased by approximately 4.0% during 2010 as additions were only partially offset by the scrapping of single-hull tonnage in accordance with the IMO phase-out mandate. The Aframax fleet realized the largest net increase in tonnage of 6.3% while the Product Carrier fleet remained basically unchanged. There are still single hull vessels (primarily product tankers) being used in the marketplace but these tankers should be marginalized as oil companies and charterers increasingly demand that only double hull tankers be used to carry their cargoes and call at their facilities.  The total world tanker orderbook at the end of 2010 represented 29% of the total fleet, based on deadweight tons (“dwt”), down from 31% at the end of 2009.

40	Overseas Shipholding Group, Inc.

Crude tanker newbuilding prices, which reached record high levels during the third quarter of 2008, have declined steadily from that point. By the end of 2010, shipyard contract prices for newbuilding VLCCs were approximately $100 million, down approximately 40% from their highs.

World oil demand in the fourth quarter of 2010 was 89.3 million b/d, a 3.9% increase from 85.9 million b/d in the fourth quarter of 2009. Consumption rose in all areas of the world, buoyed by colder Northern Hemisphere weather.  This demand increase was led by a 1.25 million b/d increase in China followed by an increase of approximately 530,000 b/d in North America (primarily the U.S.).

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Q1-2010	Q2-2010	Q3-2010	Q4-2010	2010	2009	2008
Average	$45,300	$44,300	$10,500	$10,900	$27,700	$19,500	$81,100
High	$93,900	$79,600	$32,000	$46,300	$93,900	$80,700	$250,000
Low	$13,500	$14,500	$(5,200)	$(9,600)	$(9,600)	$(5,800)	$7,200
*           Based on 60% Arabian Gulf to eastern destinations and 40% Arabian Gulf to western destinations

Rates for VLCCs trading out of the Arabian Gulf averaged $27,700 per day during 2010, an increase of 42% from the 2009 average. Rates were supported by the contango trade that existed during the first half of 2010 when as many as 53 VLCC tankers (10% of the double hull fleet) were used to store crude oil and products. Rates also benefited from an increase in long-haul cargoes to Asia as 2010 refinery runs in China and Other Asia increased while local crude oil production remained relatively constant year-over-year. There was a 50% increase in South American crude oil exports to China mainly from Brazil. Seaborne imports into China from West Africa averaged approximately one million b/d, an increase of 20% over 2009 levels. The rest of Asia’s incremental seaborne crude oil imports were primarily sourced from the Middle East.  Rates during 2010 also reflected a net increase in the VLCC fleet of approximately 3% as well as the return to trading late in the year of approximately 28 vessels that were previously being used as floating storage.  This left 25 VLCCs continuing to store crude oil or products at the end of 2010.

Rates for VLCCs in the first quarter of 2010 averaged $45,300 per day, 12% above those in the first quarter of 2009 due to increases in long haul seaborne movements to China, in particular from West Africa and Brazil, and crude oil imports into India as refinery runs there reached a record 3.9 million b/d. These increases were somewhat offset by reduced crude oil shipments to Western destinations and an increase in available tonnage.

Rates for VLCCs in the second quarter averaged $44,300 per day, which was significantly higher than those realized in the same period in 2009. The higher rates reflected a significant increase in long-haul crude shipments from both West Africa and South America to China. Chinese imports from West Africa averaged over one million b/d during the second quarter of 2010, the first time such imports exceeded this level and representing an increase of just over 400,000 b/d compared with the second quarter of 2009. Combined imports by China from Brazil, Venezuela and Colombia averaged approximately 350,000 b/d in the second quarter, an increase of approximately 220,000 b/d over the second quarter of 2009.

Rates for VLCCs in the third quarter of 2010 averaged $10,500 per day, about 46% higher than rates realized in the same period in 2009. The main factor behind the higher rates was a significant increase in refinery runs in China that necessitated incremental long-haul movements from West Africa, South America and the Middle East, increasing tonne-mile demand.

Fourth quarter rates declined approximately 36% compared with the fourth quarter of 2009, but were slightly above rates in the third quarter of 2010. The impact of the increase in world oil demand relative to the fourth quarter of 2009 was more than offset by the entry of additional tonnage into the marketplace and an inventory drawdown that reduced tanker requirements during the fourth quarter of 2010.

2010 Annual Report	41

OPEC crude oil production in the fourth quarter of 2010 averaged approximately 29.5 million b/d, which was 600,000 b/d above levels in the fourth quarter of 2009. Additionally, Brazil increased exports to both Asia and the U.S. by approximately 100,000 b/d relative to the same timeframe in 2009

Refinery runs in China reached a record level of 9.1 million b/d in December and averaged 8.9 million b/d in the fourth quarter of 2010, spurred by strong demand for diesel oil. Diesel demand rose primarily due to the increased use of generators following power rationing by the Chinese Government as it tried to meet emission targets in its current five-year plan. Higher refinery runs in China were somewhat offset by lower refinery throughput levels in India due to maintenance activities.

The world VLCC fleet stood at 526 tankers (159.7 million dwt) at December 31, 2010. The VLCC fleet included 23 single hull tankers representing about 5% of the trading fleet.  The year-end 2010 VLCC orderbook totaled 191 vessels (59.9 million dwt) representing 38% of the existing VLCC fleet, based on deadweight tons.

International Flag Suezmaxes
	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Q1-2010	Q2-2010	Q3-2010	Q4-2010	2010	2009	2008
Average	$30,500	$30,000	$10,500	$17,200	$22,000	$21,000	$59,800
High	$64,000	$50,000	$21,000	$31,000	$64,000	$49,200	$140,000
Low	$16,400	$16,000	$4,000	$4,900	$4,000	$2,000	$18,400
*	Rates based on West Africa to the U.S. Gulf Coast

Average rates for Suezmax tankers in 2010 increased 5% from 2009, benefiting primarily from incremental crude oil movements from North Africa to both China and the U.S. and from Brazil to U.S. Gulf Coast refiners. However, these positive factors were offset by a more than 5% net increase in the Suezmax fleet and the return to trading in early 2010 of 20 Suezmax tankers that were previously used for floating storage.

Rates during the first quarter averaged $30,500 per day, approximately 19% less than the corresponding year ago quarter due primarily to an increase in the size of the Suezmax fleet and to a reduction in crude oil exports from Russian ports. Higher domestic demand in Russia combined with maintenance at Primorsk and stormy weather in the Black Sea were the main factors behind the decline. In addition, Russia began to redirect its crude exports away from its Western ports to its Pacific Coast port of Kozmino to meet the growing demand for oil in the Pacific Basin, which is primarily an Aframax trade.

Rates in the second quarter of 2010 averaged $30,000 per day, 70% higher than rates in the second quarter of 2009. An increase in Nigerian crude oil production of approximately 200,000 b/d resulted in increased shipments to the U.S. Suezmax demand out of the Black Sea declined due to the opening of Russia’s new Kozmino terminal.

Third quarter 2010 rates were approximately 10% higher than the comparable period in 2009 as Nigerian crude oil production reached 2.1 million b/d, about 400,000 b/d higher than the same period in 2009. Consequently, U.S. imports of Nigerian crude rose by approximately 17% compared with the third quarter of 2009. Most of this increase went to the U.S. East Coast and was carried primarily in Suezmaxes. This positive factor was offset by the simultaneous entry into the marketplace of both newbuildings and tankers previously used for storage that created more-than-ample tonnage availability and forced some owners to employ their tankers at below cash breakeven levels.

Fourth quarter rates averaged $17,200 per day, approximately 10% below those in the fourth quarter of 2009 despite tight tonnage balances caused by transit delays in the Bosporus Straits of approximately three weeks.  Significant competition from VLCCs for West African OPEC cargoes weighed on rates in both of these sectors.  Additionally, there were no Suezmax tankers used for floating storage in the fourth quarter of 2010 compared with approximately 20 Suezmax newbuildings that were used as floating storage for clean products in the fourth quarter of 2009.

The world Suezmax fleet totaled 411 tankers (63.1 million dwt) at December 31, 2010 of which there were 15 single hull tankers that represented approximately 4% of the fleet, based on deadweight tons. The year-end 2010 Suezmax orderbook totaled 158 vessels (24.6 million dwt) representing 39% of the existing Suezmax fleet, based on deadweight tons.

42	Overseas Shipholding Group, Inc.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Q1-2010	Q2-2010	Q3-2010	Q4-2010	2010	2009	2008
Average	$22,000	$20,400	$12,200	$14,300	$17,200	$12,200	$42,900
High	$41,000	$35,700	$30,500	$29,100	$41,000	$73,000	$95,000
Low	$11,300	$6,100	$5,700	$3,500	$3,500	$1,000	$5,200
*           Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean averaged $17,200 per day during 2010, an increase of 42% compared with 2009. Higher 2010 rates were largely due to higher refining margins in both the U.S. and Europe that resulted in increased refinery runs with crude imports supplied primarily from shorter-haul sources. Rates also benefited from two new Aframax export terminals in 2010. The Kozmino terminal on Russia’s Pacific Coast exported an average 300,000 b/d of crude oil to Asian destinations while the Kulevi export terminal in Georgia was enlarged in the middle of the year to take Aframax-size cargoes.  Expansion of the Aframax fleet remained a dampening factor, however, as net tonnage increased by more than 6% in 2010.

Rates during the first quarter of 2010 averaged $22,200 per day, a decrease of 9% from the first quarter of 2009. Refining levels in both the U.S. and Europe decreased and production declined in the North Sea, a key Aframax loading area.

Rates during the second quarter of 2010 averaged $20,400 per day, more than double the second quarter of 2009 as refiners in both the U.S. and Europe increased refinery runs in response to higher margins and as maintenance ended, lifting demand for shorter-haul movements. Relatively strong demand for dirty products attracted coated Aframaxes, which ordinarily haul clean products, into the crude and fuel oil trades, adversely impacting Aframax rates. Faced with a sizable number of new Aframax tankers that entered the market in the second quarter, limited clean storage opportunities and limited availability of Asian gas oil cargoes to ship west, new tankers were forced to compete with existing tonnage for dirty cargoes on their maiden voyages.

Rates during the third quarter of 2010 averaged $12,200 per day, more than triple rates in the third quarter of 2009. The increase in refining margins in the U.S. and Europe late in the second quarter gave refiners an incentive to increase their throughput early in the third quarter of 2010. Refinery utilization levels in the U.S. averaged 89% during the third quarter compared with 84% during the same timeframe in 2009. Short haul crudes, specifically crude oil from Colombia and, to a lesser extent, from Venezuela and Mexico, were imported to take advantage of the favorable refining margins that existed at the time.

Fourth quarter 2010 rates were 22% above those in the fourth quarter of 2009, benefiting from weather-related delays in the Bosporus and Baltic areas as well as from delays caused by a strike by port workers that began in late September at Fos/Lavera, which is a major conduit for oil imports into France, Switzerland and Germany. The port strike resulted in longer waiting times for tankers discharging cargoes. When the strike ended in late October there were approximately 60 tankers (40 crude and 20 product) waiting to discharge their cargoes, reducing the availability of Suezmax, Aframax and Product Carrier tonnage and positively impacting freight rates. Demand for Aframax tonnage was also positively impacted as refinery utilization levels in the U.S. increased to 84% from 81% in the fourth quarter of 2009. Additionally, refining runs increased in Europe in November and December, as refineries that were closed or running at reduced capacity levels due to the strike at Lavera resumed normal operations.

The world Aframax fleet totaled 881 vessels (93.1million dwt) as of December 31, 2010, including 35 single hull tankers representing 4% of the fleet, based on deadweight tons. The Aframax orderbook stood at 142 vessels (15.6 million dwt) at December 31, 2010, representing 17% of the existing Aframax fleet, based on deadweight tons.

2010 Annual Report	43

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes—Crude and Residual Oils*
	Q1-2010	Q2-2010	Q3-2010	Q4-2010	2010	2009	2008
Average	$16,300	$16,300	$10,600	$10,500	$13,400	$13,100	$32,400
High	$24,900	$22,600	$19,400	$22,300	$24,900	$38,000	$53,800
Low	$3,500	$6,700	$3,000	$900	$900	$0	$14,300
*           Based on 50% Caribbean to the U.S. Gulf and Atlantic Coasts and 50% Ecuador to the U.S. West Coast

Rates for Panamaxes averaged $13,400 per day during 2010, an increase of 2% compared with 2009. A February earthquake in Chile caused damage to its refining infrastructure, resulting in Ecuadorian crude oil shipments that would have ordinarily gone to Chile being diverted to the U.S., a longer-haul destination, which was supportive of rates.  Most other shipping pattern changes affecting Panamxes, however, were not as favorable. The trend toward increasing economies of scale continued as charterers combined stems and utilized larger size tankers (both Aframaxes and Suezmaxes) to move cargoes usually carried on Panamax vessels.  The shutdown of Valero’s Aruba refinery since mid-2009 resulted in lost employment opportunities for Panamax vessels during this time.  Increased shipments of Russian crude oil from the port of Kozmino to the U.S. West Coast and an increase in the Panamax fleet of 2% during 2010 also adversely impacted rates.

Rates during the first quarter averaged $16,300 per day, 23% lower than the first quarter of 2009. Muted demand for crude and fuel oil on both sides of the Atlantic Basin led to an oversupply of Panamaxes in the Caribbean. Additionally, charterers were able to benefit from economies of scale by combining cargoes on Aframaxes.

Rates during the second quarter averaged $16,300 per day, 17% above the corresponding quarter in 2009. The earthquake in Chile that caused damage to its refineries curtailed crude oil import requirements but increased Chile’s need to import more oil products. Ecuadorian crude oil normally sent to Chile was diverted to longer-haul U.S. West and Gulf Coast refineries, increasing tonne-mile demand.

Rates during the third quarter averaged $10,600 per day, approximately 24% higher than in the corresponding quarter of 2009. The Panamax trade was subdued in the third quarter due to heightened competition from the Aframax market, which kept pressure on rates. The lack of opportunities in other Panamax markets provided little incentive for owners to leave the Caribbean to seek cargoes elsewhere. More cargoes from Ecuador ultimately destined for the U.S. West Coast (a 21-day voyage) were instead delivered to storage facilities in Panama (a five-day voyage), where cargoes were combined and larger tankers used to transport cargoes to U.S. West Coast refineries.

Fourth quarter rates were 22% higher than those in the fourth quarter of 2009, bolstered by a strong December as refiners in both Europe and the U.S. responded quickly to higher refining margins by seeking crude oil from shorter-haul sources, boosting Panamax and Aframax demand. Panamax rates were also buoyed by delays resulting from the one-day closure of the Panama Canal in early December.

Increased shipments of Russian crude oil during 2010 from the port of Kozmino to the U.S. West Coast adversely impacted Panamax requirements. Increased Russian crude oil deliveries on Aframax tonnage precluded Panamax movements from Vancouver and reduced the number of VLCC voyages to the West Coast, which also limited lightering opportunities for Panamaxes.

The world Panamax fleet at December 31, 2010 stood at 433 vessels (30.4 million dwt), including 26 single hull vessels representing 6% of the current Panamax fleet, based on deadweight tons. The orderbook of 89 vessels (6.4 million dwt) at December 31, 2010 represented 21% of the existing fleet based on deadweight tons.

44	Overseas Shipholding Group, Inc.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Q1-2010	Q2-2010	Q3-2010	Q4-2010	2010	2009	2008
Average	$9,600	$6,500	$7,700	$6,400	$7,600	$5,900	$20,800
High	$17,400	$11,900	$18,500	$16,500	$18,500	$18,200	$35,800
Low	$4,900	$1,700	$2,900	$2,600	$1,700	$0	$7,700
*           Based on 60% trans-Atlantic and 40% Caribbean to the U.S. Atlantic Coast

Rates for Handysize Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $7,600 per day in 2010, 28% above 2009 rates The higher rates in 2010 primarily reflected a worldwide increase in diesel movements, including a significant increase in diesel exported from U.S. Gulf Coast refineries to Latin America and Europe.

Rates during the first quarter of 2010 averaged $9,600 per day, 13% below rates in the first quarter of 2009. The decline in rates reflected a decrease in trans-Atlantic and Caribbean-to-U.S. East and Gulf Coast product movements. The shutdown of Valero’s Aruba refinery since mid-2009 has resulted in the elimination of approximately 120,000 b/d of product exports to the U.S. The Aruba refinery is scheduled to commence operations in the first half of 2011 and should provide employment for Panamax tankers moving crude oil to Aruba and for Product Carriers moving products from Aruba to both U.S. and Latin American destinations. An increase in product imports to both Chile and Argentina in March from the U.S. Gulf Coast provided some support for freight rates. The February earthquake in Chile damaged its only two refineries. Additionally, strong gasoline demand in Argentina resulted in imports of about 300,000 b/d in March from the U.S. Gulf Coast, the first time that Argentina has imported gasoline in 30 years.

Rates during the second quarter of 2010 averaged $6,500 per day, about 4% below those in the second quarter of 2009. Lower rates reflected a reduction in refinery utilization in Europe due to both lower demand for oil products and an increase in refinery maintenance activities, especially in April and May. The reduction in refinery utilization levels in Europe resulted in less gasoline being produced and available for trans-Atlantic shipment. There was also a drawdown of middle distillates stored on tankers in close proximity to Europe, which reduced European diesel oil import requirements. Somewhat offsetting these negative events were an increase in imports of clean products into the Caribbean and Latin America regions, where refining activity declined due to both planned maintenance and unanticipated refinery outages.

Rates during the third quarter averaged $7,700 per day, more than twice the average of the third quarter of 2009. An increase in middle distillate demand in Latin America in conjunction with unexpected refinery downtime in the Caribbean and South America created an arbitrage opportunity for imports into this area. U.S. refiners produced incremental volumes of diesel that were exported from Gulf Coast refineries to both Latin America and Europe, benefiting product tanker rates. There were also additional movements from Asia into Latin America to meet rising distillate demand. However, trans-Atlantic movements of gasoline from Europe to the U.S. were subdued as U.S. refining runs in the third quarter were at a high enough level to meet gasoline demand without the need for additional imports.

Rates in the fourth quarter of 2010 were more than double those in the same timeframe in 2009. Rates benefited from strong middle distillate demand in China that resulted in a significant increase in intra-Asian diesel imports into China. Higher refinery runs at U.S. Gulf Coast refineries enabled diesel exports to increase to over 800,000 b/d in the fourth quarter from approximately 515,000 b/d in the fourth quarter of 2009. In Europe, an increase in refining runs in November and December following the conclusion of the port strike at Lavera resulted in an increase in gasoline exports to West Africa and the U.S. East Coast.

The world Handysize fleet reached 1,524 vessels (65.9 million dwt) at December 31, 2010, including 123 single hull tankers that comprised 7% of the total Handysize fleet, based on deadweight tons. The orderbook at year-end 2010 stood at 251 vessels (11.9 million dwt) representing 18% of the existing Handysize fleet, based on deadweight tons.

2010 Annual Report	45

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges (“ATBs”)

	Average Spot Market TCE Rates
	Q1-2010	Q2-2010	Q3-2010	Q4-2010	2010	2009	2008
45,000 dwt Tankers	$34,300	$40,900	$39,600	$38,700	$38,400	$36,650	$45,025
30,000 dwt ATBs	$23,300	$27,300	$26,200	$25,500	$25,400	$24,850	$27,100

Jones Act Product Carrier and ATB rates in 2010 were 5% and 2%, respectively, higher than in 2009. The improvement in spot rates primarily reflected higher U.S. refinery utilization levels, which rose from 83% in 2009 to 86% in 2010, and a reduction in tonnage.

Rates for Jones Act Product Carriers and ATBs averaged $34,300 per day and $23,300 per day, respectively, during the first quarter, down approximately 25% from the first quarter of 2009. U.S. Gulf Coast refinery utilization rates were 82% in the first quarter compared with 83% in the first quarter of 2009, limiting the availability of oil product cargoes. The decreased supply of cargoes in the spot market resulted in eight vessels (about 12% of the fleet) being in lay-up at the end of the first quarter.

Rates for Jones Act Product Carriers and ATBs during the second quarter averaged $40,900 per day and $27,300 per day, respectively, and were 28% and 23%, respectively, higher than those in the second quarter of 2009. The higher rates reflected an increase in demand for oil products in the U.S., higher refinery utilization rates in the Gulf Coast region and a reduction in the number of tankers operating in the marketplace. Second quarter U.S. oil demand increased by 500,000 b/d compared with the second quarter of 2009 while U.S. Gulf Coast refinery utilization rates averaged over 90%, the first time this level was attained since the third quarter of 2007. The Jones Act Product Carrier fleet of tankers, ATBs and ITBs (“Integrated Tug Barges”) declined to 62 vessels at the end of the second quarter from 66 vessels operating at the end of 2009.

Rates for Jones Act Product Carriers and ATBs averaged $39,600 per day and $26,200 per day, respectively, during the third quarter, approximately 20% and 14% above their respective third quarter 2009 rates. U.S. Gulf Coast refinery utilization rates in the third quarter averaged 91% compared with 86% in the third quarter of 2009. This resulted in an increase in inventory levels as well as an increase in middle distillate exports. An accident at Mexico’s Cadereyta refinery in early September damaged production units, reducing throughput volumes. To compensate for this reduction in throughput volumes, additional quantities of gasoline were moved on ATBs from Gulf Coast refineries into Brownsville, Texas for uploading into a product pipeline that runs into Mexico.

Rates for Jones Act Product Carriers and ATBs during the fourth quarter averaged $38,700 per day and $25,000 per day, respectively, approximately 11% and 5%, respectively, higher than fourth quarter 2009 rates. The increase in rates reflected higher U.S. Gulf Coast refinery utilization rates, increased movements to the Northeast and a reduction in fleet size. In response to higher refining margins, U.S. Gulf Coast refinery utilization reached 90% in December and averaged 88% in the fourth quarter compared with an average of 83% in the corresponding quarter in 2009. Maintenance at a refinery in Canada, which typically ships products to the Northeast, created demand for Jones Act Carriers to carry additional cargoes from the U.S. Gulf to the U.S. Northeast. Additional gasoline shipments were also made to Brownsville for uploading into a product pipeline that runs into Mexico. These factors, and a decrease in the size of the fleet from 66 vessels in the fourth quarter of 2009 to 60 vessels in the fourth quarter of 2010, contributed towards the improvement in rates.

The Delaware Bay lightering business transported an average of 224,000 b/d during 2010, an increase of 7% from the 210,000 b/d transported in 2009. Increased refinery margins late in the second quarter and again late in the fourth quarter led to increased refinery utilization rates and lightering volumes from June through August and again in December. Currently, the Delaware City and Eagle Point refineries on the U.S. East Coast remain shut. The increase in lightering volumes reflected higher demand from other refineries operating on the U.S. East Coast. The Delaware City refinery, sold by Valero to PBF Holding Company LLC, is now undergoing significant maintenance, but is expected to restart operations during the first half of 2011 and could benefit Delaware Bay lightering activities in 2011.

As of December 31, 2010, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs consisted of 60 vessels. Seven vessels entered the fleet during 2010 while thirteen vessels were scrapped. The Jones Act Product Carrier orderbook for deliveries scheduled through 2014 consists of eight tankers and barges in the 160,000 to 420,000 barrel size range. These additions will be offset by the scrapping of seven tankers that will reach their OPA-90 phase-out dates and one double-hull vessel that will reach 35 years of age during this period.

46	Overseas Shipholding Group, Inc.

Outlook

The global economy during 2010 grew at a much higher-than-expected rate, pushing oil demand growth to 2.8 million b/d. Economic growth is forecast to continue through 2011, albeit at a less robust pace, prompting the International Energy Agency (“IEA”) to forecast a more moderate oil demand growth rate for 2011 of 1.5 million b/d. This forecast would result in two consecutive years of oil demand increases totaling 4.2 million b/d following consecutive annual declines in 2008 and 2009 totaling 1.7 million b/d.

Except for OECD Europe and OECD Pacific, oil demand is expected to increase in all areas of the world in 2011. The IEA forecasts that oil demand in China will increase by a still strong 570,000 b/d in 2011, after growing by one million b/d in 2010, and by 300,000 b/d in Other Asia, after growing by 290,000 b/d in 2010. Refining capacity in Asia is forecast to grow in line with oil demand growth and will require increased volumes of imported oil from West Africa, South America and the Middle East as Asian oil production is forecast to remain at 2010 levels. Approximately 90% of total crude oil imports into China result from seaborne movements, primarily on VLCCs. The IEA also predicts that oil demand will rise by 240,000 b/d in the Middle East, 200,000 b/d in Latin America and 120,000 b/d in the Former Soviet Union (“FSU”) that will boost crude and product movements and increase tonne-mile demand in 2011.

Non-OPEC production is expected to increase by approximately 660,000 b/d in 2011 as production declines in the U.S., Mexico and the North Sea are more than offset by increased production in Brazil, Colombia, the FSU and Ghana, where the new Jubilee field will go into production

The call on OPEC production is forecast to increase by approximately one million b/d during 2011 as the forecast 1.5 million b/d increase in world oil demand exceeds the projected 660,000 b/d increase in non-OPEC production. Most of the OPEC surplus production is located in the Middle East, which should result in additional long-haul movements to both Asia and the Western Hemisphere and a commensurate increase in tonne-mile demand.

Crude inventory levels in 2011 are forecast to slightly increase from end of year 2010 levels and will provide the necessary throughput for incremental refining capacity that is expected to come on line. China's ongoing program to increase its strategic crude oil reserves will also contribute toward the buildup in inventories. It is anticipated that these additions to inventories will have a positive impact on tonne-mile demand during 2011.

There are also some notable events that will benefit both crude oil and product tanker demand during 2011. The startup of the Aruba refinery during 2011 will generate incremental shipments of short-haul crudes from Venezuela and Mexico that will benefit Aframax and Panamax demand in the Caribbean. Feedstocks produced in Aruba will move to the U.S. Gulf and East Coasts while refined products will go to Latin America.  The startup of the Delaware City refinery during 2011 will increase crude oil imports into the U.S. East Coast that will stimulate demand for crude oil tankers as well as lightering operations in the Delaware Bay area.

Fundamentals in the U.S. Flag tanker markets are also forecast to improve in the next few years. The increase in refinery expansion projects on the U.S. Gulf Coast, including the 180,000 b/d Marathon refinery expansion in 2010 and the 325,000 b/d Motiva refinery expansion project that is scheduled to commence operations during 2012, will increase clean product volumes available for transport on Jones Act vessels to Florida and the South Atlantic region. In addition, incremental mid-continent refinery capacity expansion will reduce product movements from Gulf Coast refineries to the Midwest resulting in increased seaborne product movements. Higher demand combined with a stable fleet through 2014 should benefit rates in this time period.

Improved fundamentals are also foreseen for the Product Carrier market. Growth in tonne-mile demand is expected to exceed the 3% per year average growth in tonnage supply in the 2011 through 2014 timeframe, ameliorating the current oversupply situation. Long-haul product shipments from India to Europe and the U.S., as India’s export capacity increases, will contribute to growth in tonne-mile demand. Increasing world demand for diesel should provide arbitrage opportunities for exports from the U.S. Gulf Coast refineries to Europe and South America where there is a growing diesel deficit. Diesel exports on Handysize Product Carriers are longer haul trades resulting in increased tonne-miles. Growth in naphtha demand in Asia will require additional shipments from the Middle East while product demand growth in Asia will generate additional intra-Asian movements.

While the outlook for crude tonne-mile demand in 2011 is positive, it may not be sufficient to offset the anticipated increase in crude tanker supply of 7% to 9%, depending on the number of order cancellations and deliveries that are deferred into later years. Crude oil tonne-mile demand is forecast to increase by between 4% and 6% in 2011, somewhat less than the growth in tanker supply. Today’s high bunker prices of over $500 per ton provide an incentive for slow steaming, an action that would reduce bunker consumption, reduce emissions and increase tanker utilization rates. While current crude futures prices do not support holding oil in storage, the new sanctions against Iran make it more difficult for Iran to market its crudes. Should Japan and Europe decide to cut back crude oil imports from Iran, more tankers may need to be utilized for storage purposes, which would absorb some of the existing surplus tonnage and be somewhat supportive of 2011 rates.

2010 Annual Report	47

The explosion that occurred on the Deepwater Horizon drilling platform on April 20, 2010 resulted in the destruction of that platform, the loss of 11 lives and a significant oil spill in the Gulf of Mexico. The ramifications from this catastrophe are still being felt, impacting deepwater drilling programs and Gulf of Mexico production levels. Development projects are being delayed as companies review new proposed regulations that would raise costs to find and produce oil from their deepwater blocks. Delays in drilling have resulted in reduced production levels relative to pre-oil spill forecasts, necessitating an increase in imports to meet demand.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Winter-related delays in the Bosporus straits could increase tanker utilization rates. Geopolitical events, such as the presidential election in Nigeria could adversely impact oil production in the Niger delta. Escalating tensions with Iran and other regional conflicts in the Middle East, such as unrest in Egypt and Libya, could also cause changes in supply patterns that could significantly impact rates. Additionally, any changes in OPEC production quotas will have an impact on tanker utilization and rates.

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

Revenue Recognition
The Company generates a majority of its revenue from voyage charters, including vessels in pools that predominantly perform voyage charters. Within the shipping industry, there are two methods used to account for voyage charter revenue: (1) ratably over the estimated length of each voyage and (2) completed voyage. The recognition of voyage revenues ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues in the shipping industry and the method used by OSG. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In applying its revenue recognition method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues can be estimated with a greater degree of accuracy. OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage, because it is at this time the charter rate is determinable for the specified load and discharge ports and collectibility is reasonably assured.

Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. The Company does not recognize time charter revenues during periods that vessels are off hire.

For the Company’s vessels operating in commercial pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent basis in accordance with an agreed-upon formula. The formulas in the pool agreements for allocating gross shipping revenues net of voyage expenses are based on points allocated to participants’ vessels based on cargo carrying capacity and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates and collection of related receivables and the payment of voyage expenses are the responsibility of the pools. The pools may enter into contracts that earn either voyage charter revenue or time charter revenue. Each of the pools follows the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a Charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

48	Overseas Shipholding Group, Inc.

Vessel Lives
The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years (except for FSO service vessels and new ATBs for which estimated useful lives of 30 years are used and LNG Carriers for which estimated useful lives of 35 years are used) from the date such vessel was originally delivered from the shipyard or 20 years from the date the Company’s ATBs were rebuilt. Effective January 1, 2008, the Company effected a change in estimate related to the estimated scrap rate for substantially all of its vessels from $150 per lightweight ton to $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value took into account then current scrap prices, which were in excess of $700 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2007, which ranged from $250 to over $500 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.

As of December 31, 2007, the average age for OSG’s owned International Flag Fleet sectors ranged from 4.3 years to 9.2 years. The industry standard for determining the economic life-span for tankers is 25 years. The steel scrap price forecast to determine vessel salvage value was therefore based on economic assumptions and conditions that were expected to exist over a forward looking 15 to 20 year timeframe from December 31, 2007 given the current age of the Company’s fleet. The strength of the world’s economic growth will vary during this timeframe from periods of global recession and low commodity price levels to periods of varied economic growth where steel prices will be determined by industrial production, financing and credit availability for projects and government sponsored infrastructure investments throughout the world. Management reviewed steel plate prices in Asia and in North America from January 2000 through December of 2007 that showed a more than doubling of steel plate prices in both areas within this timeframe. Actual scrap prices were consistently priced at over $300 per lightweight ton from January 2004 through June 2008. Scrap values declined below $300 per lightweight ton towards the end of 2008, due to turmoil in the financial markets, which caused a general decline in vessel values. The scrap market also experienced a period with very little activity in 2008 as scrappers were unable to obtain letters of credit, which caused further downward pressure on prices. The weak freight markets during 2009 resulted in owners scrapping more vessels, and scrapping them earlier in their lives. During 2010, scrapping levels remained high, due to a combination of factors including the January 1, 2011 IMO phase out deadline for operating single hull tankers, low utilization rates for single hull tankers and high scrap prices.  Scrap prices during 2010 ranged from $350 per lightweight ton to $500 per lightweight ton. The Company expects scrapping levels to remain high during 2011 as owners, faced with the challenges of a market where scheduled newbuild deliveries are expected to further aggravate the current oversupply of tonnage and low charter rate expectations, will likely be inclined to accelerate the disposal of older vessels within their fleets. Scrap prices are expected to remain strong during 2011 due to a backlog of demand for steel at the end of 2010 caused by the temporary closing of the Bangladesh scrapping market. Management believes that $300 per lightweight ton is a reasonable estimate of future scrap prices, taking into consideration the cyclicality of the nature of future demand for scrap steel. Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

The Company’s owned International Flag tanker fleet is 100% double hull at December 31, 2010. If the economic lives assigned to the tankers prove to be too long because of new regulations or other future events, higher depreciation expense and impairment losses could result in future periods related to a reduction in the useful lives of any affected vessels.

The U.S. has not yet adopted the Hong Kong International Convention for the Safe and Environmentally Sound Recycling of Ships (the “Convention”). While the U.S. Environmental Protection Agency (“EPA”) and the U.S. Maritime Administration (“MarAd”) discuss the implications and potential adoption of this Convention, scrapping U.S. Flag vessels could become subject to additional requirements, which could negatively impact sales prices obtainable in the markets or require companies, such as OSG, to incur additional costs in order to sell U.S. Flag vessels to foreign buyers for recycling or further trading. Currently, management believes that $300 per lightweight ton is a reasonable estimate of scrap prices for its U.S. Flag vessels.

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

2010 Annual Report	49

In developing estimates of future cash flows, the Company must make assumptions about future charter rates, ship operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they were made, such assumptions are highly subjective.

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

During the third quarter of 2009, events and circumstances indicated that the four single-hulled U.S. Flag Product Carriers that have limited remaining lives due to OPA regulations that mandate their retirement between 2012 and 2013 and one 1977-built double-hulled U.S. Flag Product Carrier that had a less-efficient gas turbine engine, might be impaired. In September 2009, the charterer of one of the four single-hulled U.S. Flag Product Carriers informed OSG that they would not be renewing the time charter upon its expiry in January 2010, which caused the Company to evaluate the vessel’s future employment possibilities in light of its approaching May 2010 drydocking. Also in September, two customers that were utilizing the Overseas Diligence, a 1977-built double-hulled U.S. Flag Product Carrier, according to Contracts of Affreightment to perform lightering services in Delaware Bay, announced restructurings of their refinery operations, which would reduce lightering volumes, causing the Company to evaluate the possibility of removing the vessel from lightering service prior to its required June 2010 drydocking. These facts, combined with continued weak market conditions, caused the Company to review all five vessels, which had an aggregate net book value of $45,602,000 as of September 30, 2009, for impairment. The estimates of the undiscounted future cash flows for the Overseas Diligence and one of the single-hulled vessels (Overseas Philadelphia) did not support recovery of such vessels’ carrying value. Accordingly, the Company recorded an impairment charge of $12,500,000 to write down their carrying values to their estimated net fair values as of September 30, 2009, using estimates of discounted future cash flows for each of the vessels. The estimates of undiscounted cash flows for each of the remaining three single-hulled vessels indicated that their carrying amounts were recoverable at that time.

During the first quarter of 2010, the Company determined that the continued weak conditions in the U.S. Flag markets represented an impairment indicator. The Company again reviewed future cash flows for the five U.S. Flag vessels discussed in the preceding paragraph. The Company considered the then-current market values and the scheduled 2010 drydockings on two of the single-hulled tankers in evaluating prospects for continued operation of such vessels. The estimates of the undiscounted cash flows for one single-hulled vessel (Overseas Galena Bay) scheduled to drydock in 2010 and the Overseas Diligence did not support recovery of such vessels’ carrying value. Accordingly, the Company recorded an impairment charge of $3,607,000 (principally attributable to the Overseas Galena Bay) to write-down their carrying values to their estimated net fair values as of March 31, 2010, using estimates of discounted future cash flows for each of the vessels. The estimates of undiscounted cash flows as of March 31, 2010 for each of the remaining three single-hulled vessels indicated that their carrying amounts were recoverable at that time.

50	Overseas Shipholding Group, Inc.

During the second quarter of 2010, the Company continued to experience difficulty employing its four single-hulled U.S. Flag vessels. The April 2010 explosion and sinking of the drilling rig, Deepwater Horizon, and the subsequent oil spill in the Gulf of Mexico resulted in proposed legislation that is expected to impact drilling and transportation services in the Gulf of Mexico. In addition, discussions were held with regulators and the Delaware Bay lightering customers concerning the future composition of the U.S. Flag lightering fleet and the requirement for vessels to have vapor-balancing capabilities. As a result of these two developments, the Company concluded that impairment indicators were present and again performed an impairment analysis for its four single-hulled U.S. Flag vessels and, for the first time the OSG Constitution/OSG 400, a 1981-built U.S. Flag ATB engaged in lightering in Delaware Bay. One of the four single-hulled vessels (Overseas Philadelphia) was delivered to buyers on July 1, 2010. The Company’s estimate of undiscounted future cash flows for the other four U.S. Flag vessels included its expectation for future market rates, a reduced likelihood of future employment opportunities, the timing and cost of upcoming drydockings in 2010 and 2011, the potential cost of modifications to the ATB engaged in lightering and the potential impact of legislation described above. The Company’s estimates of undiscounted future cash flows for three of its four single-hulled vessels, including the one sold in July, and the lightering ATB did not support recovery of such vessels’ carrying values at June 30, 2010. Accordingly, the Company recorded an impairment charge of $12,446,000 (principally attributable to the lightering ATB and two single-hulled vessels for which a write-down had not been previously taken) to write-down their carrying values to their estimated fair values at June 30, 2010.

During March 2010, OSG was informed by one of the major refineries along the U.S. Gulf that it would no longer accept the Company’s two single-hulled Aframaxes employed in the International Crude Tankers segment’s lightering business, commencing April 1, 2010. OSG has a 50% interest in the residual value of these two Aframaxes, which are chartered-in. These single-hulled Aframaxes are not subject to the IMO phase out until 2013. The Company considered the impact of the resulting likely reduction in utilization on estimated future charter rates and was in the process of considering alternate employment or use for these vessels, which have additional features compared with standard Aframaxes. The estimates of the undiscounted future cash flows as of March 31, 2010 for these two vessels indicated that their carrying amounts at March 31, 2010 were recoverable. During the second quarter, both of these vessels had substantial idle time awaiting employment. In addition, the Company reconsidered its ability to employ these two single-hulled Aframaxes in lightering in the Gulf of Mexico after the explosion and sinking of the Deepwater Horizon, also taking into consideration proposed legislation that would have banned single hull tankers from serving lightering zones in the Gulf of Mexico effective January 1, 2011. These events also exerted downward pressure on prospective rates for alternative employment for these vessels. Given the revised employment outlook for these two vessels, the Company reevaluated the prospects for drydocking these vessels in 2011 and renewing the charters upon their expiry in 2011 and no longer considered it likely that these charters will be extended. Based on its evaluation of undiscounted future cash flows, the Company concluded that both single-hulled Aframaxes were impaired at June 30, 2010. Accordingly, the Company recorded an impairment charge of $12,730,000 to write-down the carrying values of the intangible assets and costs related to the charters to their estimated fair values at June 30, 2010.

The Company continued to experience difficulty in employing its three remaining single-hulled U.S. Flag vessels (one of which was delivered to buyers in November 2010 and another that is scheduled for delivery to buyers during the first half of 2011) and the two chartered-in single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf (one of which was delivered to buyers in December 2010) during the third and fourth quarters of 2010. However, no additional information was identified during the six-month period ended December 31, 2010 that would suggest that the assumptions used in the Company’s June 30, 2010 evaluation of the future cash flows for the two unsold vessels discussed above have changed. Accordingly, no impairment tests were performed as of December 31, 2010. It is possible that the Company’s estimates of undiscounted cash flows may change in the future, resulting in the need for additional write-downs of one or more of the vessels discussed above.

TCE revenues across the International Flag Tanker fleet were lower on average in 2010 compared with 2009.  This was less to do with lower spot rates, but more a factor of vessels coming off of charters that had been fixed in periods of higher TCE rates.  The Company does not view the lower TCE rates as an event that would be an indicator of potential impairment of its tankers.  The tankers remain fully utilized and have relatively long average remaining useful lives (ranging from 16 to19 years) in which to recover sufficient cash flows to offset their carrying values as of December 31, 2010.  The lower TCE rates in 2010 are viewed by management as part of a longer term economic cycle.  Despite management’s view that a triggering event did not take place in 2010, the Company did review a representative sample of newbuildings and older tankers operating in the International Crude Tankers  and International Product Carriers segments for potential impairment.  The Company concluded that the future revenue streams expected to be earned by such vessels over their remaining operating lives would be sufficient to recover their carrying values.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

Goodwill and Intangible Assets
The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as customer relationships, are being amortized. The allocation of purchase price to intangible assets and goodwill may significantly affect our future operating results due to the amortization of such intangible assets and potential impairment charges related to goodwill.

2010 Annual Report	51

Goodwill and indefinite lived assets are not amortized, but reviewed for impairment. The allocation of the purchase price of acquired companies requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows.

The Company tests the goodwill in its reporting units for impairment at least annually, or more frequently if impairment indicators arise, by comparing the estimated fair value of each operating segment with its net book value. OSG derives the fair value of each of its reporting units primarily based on discounted cash flow models. The process of evaluating the potential impairment of goodwill and intangible assets is highly subjective and requires significant judgment with respect to estimates of future cash flows expected to be generated and the appropriate discount rate to value these cash flows. The discounted cash flow models incorporate revenue assumptions based on actual existing contracts and historical utilization rates for vessels not under contract. The related costs and expenses are consistent with the Company’s historical levels to support revenue growth. The weighted average cost of capital reflects the risks associated with the underlying cash flows taking into consideration both the industry and general economic conditions at the time of testing.

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

The goodwill remaining on the consolidated balance sheet at December 31, 2010 relates to the lightering business in the International Crude Tankers reportable segment. The Company performed its annual goodwill impairment testing as of April 1, 2010. This evaluation did not result in an impairment charge being recognized in 2010. Furthermore, the fair value of the lightering business was substantially in excess of its carrying value as of the impairment testing date. The Company has concluded that there have been no triggering events since the second quarter impairment test date that would require an interim test for goodwill impairment as of December 31, 2010.

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

During 2009, the decrease in the market value of its marketable securities was considered other-than-temporary and resulted in an impairment charge to earnings of $5,151,000, which charge previously had been included in accumulated other comprehensive income/(loss). At December 31, 2009, the fair value of the Company’s marketable securities had declined below its newly established cost basis of $1,037,000. This decline has been recorded in accumulated other comprehensive income/(loss) because the decline in value was not considered to be other-than-temporary since the market value of the securities had not been below its cost basis for six consecutive months.

During 2010, the decrease in the market value of its marketable securities was considered other-than-temporary and resulted in additional impairment charges of $656,000. At December 31, 2010, the fair value of the Company’s marketable securities was above its newly established cost basis of $381,000.

52	Overseas Shipholding Group, Inc.

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

Deferred Tax Assets and Valuation Allowance
The carrying value of the Company’s deferred tax assets is based on the assumption that the Company will generate sufficient taxable income in the future to permit the Company to take deductions. Each quarter, management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance. Any increase in the valuation allowance against deferred tax assets will result in additional income tax expense in the Company’s statement of operations. During 2008, the Company established a valuation allowance of $48,031,000 against the deferred tax assets resulting from the write-down of vessels in the fourth quarter of 2008 and from net operating loss carryforwards arising in 2008. The valuation allowance was established because the Company could not determine that it was more likely than not that the full amount of the deferred tax asset would be realized through the generation of taxable income in the future. The valuation allowance was recorded as a reduction in the income tax benefit in the accompanying consolidated statement of operations for the year ended December 31, 2008. On November 6, 2009, the President of the U.S. signed the Worker, Homeownership, and Business Assistance Act of 2009. This law included a provision allowing taxpayers to elect an increased carryback for net operating losses incurred in either 2008 or 2009. As a result of this change in the law, the write-down of certain vessels taken in 2008, which losses were 2009 events for tax purposes, was included in a net operating loss carryback from 2009 against earnings generated in 2004. The valuation allowance associated with these deferred tax assets aggregating $21,624,000 was accordingly reversed since realization was probable. The Company has also established valuation allowances of $6,413,000 against deferred tax assets originating in 2009 and another $27,518,000 against a net operating loss carryforward and other deferred tax assets arising in 2010.

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

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans (“the Maritrans Plan”). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. The selection of a discount rate for the Maritrans Plan for all reporting periods between 2006 and December 31, 2008, was based on the assumption that the plan would be terminated and all eligible participants would receive insurance company annuities when all necessary approvals were obtained. The Company, however, has not secured such insurance annuities due largely to the impact of the historically low long-term interest rates on the cost of obtaining such annuities. Accordingly, at December 31, 2010 and 2009, the Company used discount rates of 5.25% and 5.5%, respectively, which it believed as of such dates, to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan. The Company also assumed a long term rate of return of on the Maritrans Plan assets of 6.75%. The actual return achieved over the past year was well in excess of 7%. Based on the current asset mix, Management believes the probability of achieving a long-term return of 6.75% over the remaining duration of the Maritrans Plan is more likely than not.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s financial position.

Newly Issued Accounting Standards

See Note A to the Company’s consolidated financial statements set forth in Item 8.

2010 Annual Report	53

INCOME FROM VESSEL OPERATIONS

Reliance on the spot market contributes to fluctuations in the Company’s revenue, cash flow, and net income, but affords the Company greater opportunity to increase income from vessel operations when rates rise. On the other hand, time and bareboat charters provide the Company with a predictable level of revenues. During 2010, results from vessel operations decreased by $156,425,000, or 203%, to a loss of $79,295,000 from income of $77,130,000 in 2009. During 2009, income from vessel operations decreased by $268,056,000, or 78%, to $77,130,000 from $345,186,000 in 2008. These decreases resulted primarily from the year-over-year declines in TCE revenues. In addition, results from vessel operations for 2010 included net charges of $26,561,000 related to impairment charges, vessel sales and contract termination costs compared with net gains of $100,526,000 in 2009 and net charges of $112,612,000 (including $62,874,000 attributable to goodwill impairment) in 2008.

During 2010, TCE revenues decreased by $99,343,000, or 10%, to $853,278,000 from $952,621,000 in 2009, primarily reflecting lower average daily TCE rates earned by the Company’s VLCC’s, Aframaxes, Panamaxes and Handysize Product Carriers, as well as a 861 day decrease in revenue days.  During 2010, approximately 64% of the Company’s TCE revenues were derived from spot earnings, compared with 49% and 65% in 2009 and 2008, respectively. Fixed earnings from time or bareboat charters (“term”) and synthetic time charters (which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters through hedging with FFAs and bunker swaps that qualify as cash flow hedges) accounted for approximately 36% of TCE revenues generated during 2010 compared with 51% and 35% of the Company’s TCE revenues in 2009 and 2008, respectively.

During 2009, TCE revenues decreased by $592,764,000, or 38%, to $952,621,000 from $1,545,385,000 in 2008, mainly due to a significant decrease in the daily TCE rates earned by all of the Company’s International Flag vessel classes, as well as a 1,809 day decrease in revenue days.

OSG operates most of its crude oil tankers in commercial pooling arrangements (“Pools”). The Pools’ cargo commitments make them attractive, but such cargo commitments limit the Pools’ ability to support any significant portfolio of time charters. Accordingly, OSG enters into FFAs and bunker swaps seeking to create synthetic time charters. The results of derivative positions that qualify for hedge accounting treatment and that are effective are reflected in TCE revenues in the periods to which such hedges relate. The Company achieved average TCE rates of $43,415 per day for 552 days in 2010, $41,959 per day for 3,342 days in 2009 and $73,632 per day for 1,795 days during 2010, 2009 and 2008, respectively, on VLCCs covered by such effective hedges. The results of derivative positions that do not qualify for hedge accounting treatment are reflected in other income/(expense) and resulted in income of $276,000 and $1,672,000 in 2010 and 2009 and expense of $33,774,000 in 2008.

See Note D to the consolidated financial statements set forth in Item 8 for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

54	Overseas Shipholding Group, Inc.

International Crude Tankers

Dollars in thousands	2010	2009	2008
TCE revenues	$422,970	$488,021	$1,003,331
Vessel expenses	(99,795)	(104,052)	(117,815)
Charter hire expenses	(187,493)	(230,123)	(303,215)
Depreciation and amortization	(73,399)	(72,654)	(73,934)
Income from vessel operations (a)	$62,283	$81,192	$508,367
Average daily TCE rate	$23,506	$26,307	$52,344
Average number of owned vessels (b)	25.9	24.8	25.4
Average number of vessels chartered-in under operating leases	24.1	27.0	27.8
Number of revenue days (c)	17,994	18,550	19,167
Number of ship-operating days: (d)
Owned vessels	9,450	9,039	9,286
Vessels bareboat chartered-in under operating leases	1,825	2,246	2,265
Vessels time chartered-in under operating leases	6,232	6,679	7,090
Vessels spot chartered-in under operating leases	730	921	819
(a)
Income(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and impairment charges (vessel and goodwill).

(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)
Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2010, 2009 and 2008 between spot and fixed earnings and the related revenue days. The Company entered into FFAs and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs and Aframaxes in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment, are reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

	2010		2009		2008
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$34,109	$43,415	$33,511	$41,959	$92,351	$73,632
Revenue days	4,653	552	1,866	3,342	4,044	1,795
Suezmaxes:
Average rate	$25,504	$—	$26,174	$—	$49,550	$—
Revenue days	1,057	—	864	—	772	—
Aframaxes:
Average rate	$17,349	$21,581	$20,037	$32,868	$38,432	$31,765
Revenue days	7,215	879	7,244	1,009	6,237	1,451
Panamaxes:
Average rate	$18,714	$17,755	$18,983	$25,424	$36,311	$26,687
Revenue days	1,819	1,456	2,257	1,604	2,386	1,778

2010 Annual Report	55

During 2010, TCE revenues for the International Crude Tankers segment decreased by $65,051,000, or 13%, to $422,970,000 from $488,021,000 in 2009. This decrease in TCE revenues reflects decreases in average blended rates for VLCCs and average time charter rates for Panamaxes and Aframaxes, as well as a 556 day decrease in revenue days.  The decline in average rates earned by the VLCCs reflected a reduction in fixed coverage from FFAs and related bunker swaps.  The decrease in revenue days is primarily due to decreases in chartered-in days in the Panamax and Aframax fleets.  The spot Aframax rate for 2010 reflects substantial idle and repositioning time as well as poor returns on the two double-sided Aframaxes chartered-in by the OSG Lightering business. One of the two vessels was repositioned to the Far East during the third quarter and subsequently delivered to buyers in December 2010.

Vessel expenses decreased by $4,257,000 to $99,795,000 in 2010 from $104,052,000 in 2009. This decrease primarily results from a reserve of $3,357,000 recorded in the fourth quarter of 2009 for an expected assessment in 2010 (based on the 2009 pension plan valuation) by the MNOPF. The MNOPF is a multi-employer pension plan covering British crew members that served as officers onboard OSG’s vessels (as well as vessels of other owners) in prior years. Although the Company has not been an active member of the plan for a number of years, because the plan is underfunded, additional assessments are possible in future years.  The Company paid this assessment in 2010. Charter hire expenses decreased by $42,630,000 to $187,493,000 in 2010 from $230,123,000 in 2009, reflecting a decrease of 1,059 chartered-in days, including 345 days attributable to VLCCs, and substantially lower profit share due to the owners of chartered-in VLCCs, Aframaxes and OSG Lightering vessels.

During 2009, TCE revenues for the International Crude Tankers segment decreased by $515,310,000, or 51%, to $488,021,000 from $1,003,331,000 in 2008. The decrease in TCE revenues resulted primarily from a significant decrease in daily TCE rates earned on all classes of tankers across the crude fleet and, to a lesser extent, a decrease of 617 revenue days. The decrease in revenue days reflects the sale in January 2009 of one VLCC and the commencement of conversion of a ULCC to an FSO, as well as a reduction in chartered-in VLCCs and Panamaxes.  These decreases were partially offset by increased days attributable to the OSG Lightering business during 2009.

Vessel expenses decreased by $13,763,000 to $104,052,000 in 2009 from $117,815,000 in 2008. In the fourth quarter of 2009, the Company recorded a reserve of $3,357,000 for a probable assessment by the MNOPF, as discussed above. The remaining change in vessel expenses was principally attributable to a decrease in average daily vessel expenses of $1,303 per day. The decrease was primarily due to a reduction in contracted prices of stores and spares, lower insurance premiums and reductions in repairs and the renegotiation of fixed rate technical management agreements between the Company and DHT Maritime, Inc., formerly Double Hull Tankers, Inc. (“DHT”), on seven tankers, effective January 17, 2009.  Under the renegotiated agreements, DHT is responsible for all vessel expenses.  Charter hire expenses decreased by $73,092,000 to $230,123,000 in 2009 from $303,215,000 in 2008. This decrease was principally as a result of lower profit share due to owners reflecting lower TCE rates achieved on the VLCC and Aframax fleets, and a 431 day reduction in bareboat and time chartered-in days.  Additionally, OSG Lightering was able to fill its spot charter-in requirements at lower rates in 2009 compared with 2008 due to the significant reduction in Aframax rates.

56	Overseas Shipholding Group, Inc.

International Product Carriers

Dollars in thousands	2010	2009	2008
TCE revenues	$188,520	$225,059	$298,132
Vessel expenses	(66,746)	(80,899)	(93,111)
Charter hire expenses	(102,321)	(105,813)	(79,648)
Depreciation and amortization	(36,193)	(41,508)	(55,796)
Income/(loss) from vessel operations	$(16,740)	$(3,161)	$69,577
Average daily TCE rate	$15,250	$17,976	$22,803
Average number of owned vessels	14.5	13.4	15.3
Average number of vessels chartered-in under operating leases	20.8	21.9	21.4
Number of revenue days	12,361	12,521	13,074
Number of ship-operating days:
Owned vessels	5,294	4,903	5,598
Vessels bareboat chartered-in under operating leases	3,421	4,819	5,900
Vessels time chartered-in under operating leases	4,160	3,161	1,917

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2010, 2009 and 2008 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2010		2009		2008
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$17,837	$7,741	$17,227	$19,094	$39,189	$18,653
Revenue days	987	18	1,378	282	785	730
Handysize Product Carriers:
Average rate	$12,723	$20,759	$15,867	$20,148	$26,718	$19,851
Revenue days	7,637	3,360	4,879	5,542	4,025	7,534

During 2010, TCE revenues for the International Product Carrier segment decreased by $36,539,000, or 16%, to $188,520,000 from $225,059,000 in 2009. This decrease in TCE revenues principally resulted from a decrease in the average rates earned on the Handysize Product Carriers operating in the spot market and a 160 day decrease in revenue days.  This decrease in revenue days was principally related to the redelivery of older, single-hulled Handysize Product Carriers (all 13 of which had redelivered to the owners at the expiry of their respective charters by August 2009), the sale of two Panamax Product Carriers in the second quarter of 2009 and two other Panamax Product Carriers, which were out-of-service for a significant portion of 2010.  Partially offsetting these decreases was an increase in revenue days of 2,157 days, reflecting an increase in owned and chartered-in modern Handysize Product Carriers.  Spot days for the Handysize Product Carrier fleet as a percentage of total revenue days increased to 69% from 47% in 2010.  This shift combined with a reduction in average spot rates negatively impacted segment results. As a result of a bankruptcy filing by one of the Company’s charterers in January 2011, it is expected that the International Product Carriers segment will experience further exposure to the spot market given that it is unlikely that the Company will be able to replace the fixed rates currently being earned under the time charter-out commitments to this charterer ($22,000 per day on two vessels) at comparable levels.

Vessel expenses decreased by $14,153,000 to $66,746,000 in 2010 from $80,899,000 in the prior year reflecting a 1,007 day decrease in owned and bareboat chartered-in days. This decrease primarily results from the redeliveries to the owners of the older Handysize Product Carriers, which had been bareboat chartered-in by OSG.  Also contributing was a $662 per day decrease in average daily vessel expenses, which was primarily due to lower crew costs.  Charter hire expenses decreased by $3,492,000 to $102,321,000 in 2010 from $105,813,000 in 2009 due to the recognition of certain third party recoveries of approximately $6,100,000 on the two Panamax Product Carriers undergoing repairs in 2010 as a reduction of charter hire expense, as well as a net 399 day reduction for chartered-in vessels in the current year. Repairs on the two Panamax Product Carriers were completed late in the fourth quarter of 2010. The impact of the decrease in days was partially offset by modern Handysize Product Carriers being time chartered-in at higher average rates than the older Handysize Product Carriers that were redelivered in 2009, all of which were bareboat chartered-in.  Depreciation and amortization decreased by $5,315,000 to $36,193,000 from $41,508,000 in 2009 principally due to the expiration of the bareboat charters on the older Handysize Product Carriers.

2010 Annual Report	57

During 2009, TCE revenues for the International Product Carrier segment decreased by $73,073,000, or 25%, to $225,059,000 from $298,132,000 in 2008. This decrease in TCE revenues principally resulted from a decrease in the average rates earned on the Handysize Product Carriers and Panamax Product Carriers operating in the spot market.  In addition, revenue days also decreased by 554 days.  By the end of August 2009, all 13 of the segment’s older, single-hulled Handysize Product Carriers had redelivered to their owners.  These redeliveries were partially offset by an increase in chartered-in modern Handysize Product Carriers, one Aframax Product Carrier (LR2), which operated in the International Product Carrier segment for 2009, and a net increase in chartered-in Panamax Product Carriers.

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

Other International

Dollars in thousands	2010	2009	2008
TCE revenues	$12,215	$7,848	$22,102
Vessel expenses	(2,142)	(2,643)	(3,204)
Charter hire expenses	(4,483)	—	(7,627)
Depreciation and amortization	(6,152)	(6,628)	(6,557)
Income/(loss) from vessel operations	$(562)	$(1,423)	$4,714
Average daily TCE rate	$22,089	$21,500	$27,942
Average number of owned vessels	1.0	1.0	1.0
Average number of vessels chartered-in under operating leases	0.6	—	1.2
Number of revenue days	553	365	791
Number of ship-operating days:
Owned vessels	365	365	366
Vessels time chartered-in under operating leases	203	—	425

As of December 31, 2010, the Company operated two Other International Flag vessels, a Pure Car Carrier and a LPG Carrier.  The Pure Car Carrier, which is owned by the Company, is employed on a long-term charter.  The LPG Carrier is chartered-in by the Company under a charter that commenced in June 2010 and has been extended until June 2011.  During the third quarter of 2008, the time charters-in of two International Flag Dry Bulk Carriers and related purchase options for such vessels were sold.

58	Overseas Shipholding Group, Inc.

U.S. Segment

Dollars in thousands	2010	2009	2008
TCE revenues	$229,573	$231,693	$221,820
Vessel expenses	(96,568)	(96,358)	(100,423)
Charter hire expenses	(75,370)	(60,296)	(39,318)
Depreciation and amortization	(54,926)	(51,614)	(52,876)
Income from vessel operations	$2,709	$23,425	$29,203
Average daily TCE rate	$37,455	$35,849	$33,222
Average number of owned vessels	14.8	15.0	16.4
Average number of vessels chartered-in under operating leases	8.0	6.4	4.0
Number of revenue days	6,130	6,463	6,677
Number of ship-operating days:
Owned vessels	5,395	5,479	6,003
Vessels bareboat chartered-in under operating leases	2,909	2,350	1,466

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2010, 2009 and 2008 between spot and fixed earnings and the related revenue days.

	2010		2009		2008
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Handysize Product Carriers:
Average rate	$13,479	$48,693	$27,622	$43,264	$28,105	$39,494
Revenue days	91	3,123	264	2,927	608	2,531
ATBs:
Average rate	$22,955	$33,500	$28,946	$32,133	$30,615	$30,714
Revenue days	1,537	229	1,505	693	1,404	1,225
Lightering:
Average rate	$28,989	$—	$29,726	$—	$26,580	$—
Revenue days	1,149	—	1,075	—	908	—

In 2010, TCE revenues for the U.S. Segment decreased by $2,120,000, or 1%, to $229,573,000 from $231,693,000 in 2009. The decrease in revenue was primarily attributable to weaker market conditions, which resulted in six vessels being in lay-up for a total of 1,727 days during 2010 compared with six vessels being in lay-up for a total of 1,196 days in 2009. Four of these vessels were older single-hulled Product Carriers due to reach their OPA-mandated retirement dates in 2012 and 2013.  Partially offsetting the impact of this decrease in revenue days was an increase in average daily TCE rates caused by the delivery of three newbuild Product Carriers (including the Overseas Cascade, which completed conversion to a shuttle tanker in March) during 2010 and the full year operation in 2010 of two newbuild Product Carriers delivered during 2009. Upon delivery from the shipyard, all of these newbuild Product Carriers began working for customers according to multi-year time charters with fixed rates that were agreed to before the start of the economic recession that has negatively affected spot market rates to which the ATBs were increasingly exposed in 2010 as their fixed-rate time charters expired.

During 2010, OSG sold and delivered to recyclers two of the Product Carriers that were in lay-up and agreed to sell for recycling a third tanker, which is shown as held for sale at December 31, 2010, with delivery due in the first half of 2011.  Subsequently, in February 2011, the Company agreed to sell the last of its single-hulled Product Carriers with delivery due in the first half of 2011. The OSG Honour/OSG 209 was broken out of layup in the fourth quarter as supply/demand fundamentals in the U.S. market improved.

In 2010, vessel expenses increased by $210,000 to $96,568,000 from $96,358,000 in 2009. This increase was principally attributable to a 481 days increase in owned and bareboat chartered-in days during 2010, which reflects the deliveries discussed above, partially offset by the impact of the increase in lay-up days discussed above.  Charter hire expenses increased by $15,074,000 to $75,370,000 in 2010 from $60,296,000 in 2009 principally due to the delivery in 2010 and 2009 of the newbuild tankers discussed above, four of which are bareboat chartered-in.  Depreciation and amortization increased by $3,312,000 to $54,926,000 in 2010 from $51,614,000 in 2009 primarily due to the deliveries of the Overseas Cascade and the OSG Vision/OSG 350 during 2010.

2010 Annual Report	59

In 2009, TCE revenues increased by $9,873,000, or 4%, to $231,693,000 from $221,820,000 in 2008. The increase was the result of an increase in the average rates earned during the period.  This increase in rates reflects the delivery of five additional bareboat chartered-in Jones Act Product Carriers subsequent to mid April 2008, four of which immediately commenced time charters.  In addition, the Overseas Cascade, which is owned by OSG, delivered in December and operated briefly in 2009 in the Delaware Bay lightering trade. The related increase in revenue attributable to these new Jones Act Product Carriers was substantially offset by an increase in lay-up days of 945 in the current year and the removal from service of two vessels in the fourth quarter of 2008 pending their sale, which occurred in 2009. During 2009, there were 364 fewer out-of-service days as a result of drydock and repair days.

In 2009, vessel expenses decreased by $4,065,000 to $96,358,000 from $100,423,000 in 2008. This decrease was principally attributable to the lay-up of four vessels for significant portions of 2009, and the removal from service of the Overseas Integrity and M 300 in the fourth quarter of 2008.  Charter hire expenses increased $20,978,000 to $60,296,000 in 2009 from $39,318,000 in 2008 principally due to the delivery of four Jones Act Product Carriers referred to above, which are bareboat chartered-in.  Depreciation and amortization decreased by $1,262,000 to $51,614,000 in 2009 from $52,876,000 in 2008 primarily due to the Overseas Integrity and M 300 being classified as held for sale during the fourth quarter of 2008.  Depreciation ceased on these vessels when they were classified as held for sale, in accordance with applicable accounting guidance.

General and Administrative Expenses

During 2010, general and administrative expenses decreased by $20,688,000 to $100,424,000 from $121,112,000 in 2009 principally because of the following:

•	a decrease in compensation and benefits paid to shore-based staff of approximately $6,209,000;
•	reduced legal and consulting costs totaling $4,748,000;
•	favorable changes in foreign exchange rates and the impact of foreign currency contracts that reduced losses by $2,016,000;
•	lower other non-discretionary costs of $1,096,000; and
•	costs in 2009 aggregating $6,309,000 incurred in connection with the tender for all outstanding publicly held common units of OSG America L.P. in the fourth quarter of 2009.

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

These decreases were offset by an increase in legal and consulting costs of approximately $1,327,000 attributable to advisory fees associated with the resolution of commercial disputes with Aker in December 2009 and approximately $6,309,000 of costs incurred in connection with the tender related to OSG America L.P. referred to above.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2010, equity in income of affiliated companies increased by $2,820,000 to $3,593,000 from $773,000 in 2009. The increase was as a result of the completion of the conversion of two ULCCs by the FSO joint venture (as described below) partially offset by the impact of the de-designation of the interest rate swap covering the FSO Africa’s portion of the joint venture’s debt outstanding.

60	Overseas Shipholding Group, Inc.

As a result of delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered-in the TI Oceania, a ULCC wholly owned by the Company, as a temporary replacement floating storage unit. Charter hire received from MOQ from early August 2009 through the vessel’s redelivery in January 2010 was substantially offset by liquidated damages payable by the joint venture to MOQ under the service contracts. The FSO Africa completed conversion in March 2010 and costs incurred subsequent thereto, including fuel costs incurred while at anchorage, have been reflected in profit and loss. The FSO Africa was idle from its delivery through August 30, 2010, at which time it commenced a three year service contract with MOQ. Because of MOQ’s notification that it was cancelling the service contract for the FSO Africa, the joint venture recorded a charge in the first quarter of 2010 attributable to the de-designation of interest rate swaps that were being accounted for as cash flow hedges. The change in the fair value of the FSO Africa interest rate swaps resulted in charges of $19,770,000 in 2010.  The Company’s share of such charges, $9,885,000, was recognized in results from affiliated companies. The reduction in borrowing capacity related to the FSO Africa debt agreed to in the fourth quarter of 2010 resulted in the joint venture recognizing a charge of $716,000 for the write-off of a portion of the unamortized balance of deferred finance charges. For more information with respect to the conversion of the two ULCCs to FSOs see below in the discussion of “Liquidity and Sources of Capital.”

During 2009, equity in income of affiliated companies decreased by $11,519,000 to $773,000 from $12,292,000 in 2008. The decrease resulted from the Company’s share of costs incurred by the FSO joint venture (as described below) and lower earnings from the LNG joint venture resulting from the impact of interest rate swaps that principally commenced subsequent to June 30, 2008.

The FSO Asia completed conversion in November 2009 and costs incurred subsequent thereto have been reflected in profit and loss. The FSO Asia experienced mechanical problems that delayed commencement of its charter until January 4, 2010. The delay in the conversion of the TI Africa to an FSO resulted in additional costs, including liquidating damages commencing in late September 2009. Because of the delays in completion of conversion of both FSOs, the joint venture recorded charges aggregating $6,546,000 attributable to the ineffectiveness of interest rate swaps that were being accounted as cash flow hedges.

Results for 2008 also include OSG’s share, approximately $1,600,000, of a severance arrangement recorded by a company that is accounted for using the equity method as well as the Company’s share of the results of the FSO joint venture that was converting the first of two ULCCs to FSOs at December 31, 2008. The 2008 results of this joint venture consisted principally of project management costs.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

The following table summarizes OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of December 31 of each year.

	2010		2009		2008
	Revenue Days	% of Ownership	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	729	49.9%	729	49.9%	681	49.9%
FSOs operating on long-term charter	243	50.0%	—	—	—	—
ULCC operating as temporary FSO	11	50.0%	81	50.0%	—	—
Total	983		810		681

INTEREST EXPENSE

The components of interest expense are as follows:

In thousands for the year ended December 31,	2010	2009	2008
Interest before impact of swaps and capitalized interest	$64,692	$44,661	$78,666
Impact of swaps	12,686	11,223	2,584
Capitalized interest	(10,334)	(10,759)	(23,801)
Interest expense	$67,044	$45,125	$57,449

2010 Annual Report	61

The Company’s issuance of $300,000,000 principal amount of 8.125% senior unsecured notes in March 2010 and use of the net proceeds to reduce amounts borrowed under the long-term revolving credit facility, resulted in an increase in interest expense for the year ended December 31, 2010. Interest expense for the year ended December 31, 2010 also includes a $1,029,000 write off of the unamortized balance of deferred finance charges with respect to the $200,000,000 secured revolving credit facility, which the Company terminated in June 2010. The above increases were offset by the prepayment on July 1, 2010 of $42,174,000 of fixed rate term loans with a weighted average interest rate of 6%. Such prepayment was funded using funds borrowed under the long-term revolving credit facility.

The Company’s redemption of the $176,115,000 outstanding balance of its 8.25% Senior Notes in May 2008, using funds borrowed under the long-term revolving credit facility that were swapped into fixed rates at a weighted average of approximately 3.3%, locked in a reduction in interest expense of approximately $7,000,000 per annum through March 2013.

Interest expense increased by $21,919,000 to $67,044,000 in 2010 from $45,125,000 in 2009 as a result of increases in the average amount of variable debt outstanding of $170,431,000 and the issuance of 8.125% senior unsecured notes, net of the impact of the prepayment of 6% term loans, described above, partially offset by a decrease in the average rate paid on floating rate debt of 10 basis points to 1.4% from 1.5% in 2009.

Interest expense decreased by $12,324,000 to $45,125,000 in 2009 from $57,449,000 in 2008 as a result of the Company’s redemption of the $176,115,000 outstanding balance of its 8.25% Senior Notes and a decrease in the average rate paid on floating rate debt of about 240 basis points to 1.5% from 3.9% in 2008. These decreases were partially offset by an increase in the average amount of debt outstanding of $32,000,000, higher expenses on the interest rate swaps resulting from the decline in LIBOR rates for 2009 compared with 2008 and a reduction in interest capitalized.

INCOME TAX PROVISION/(BENEFIT)

The income tax benefits for 2010, 2009 and 2008 are substantially based on the pre-tax results of the Company’s U.S. operations, adjusted to include non shipping income of the Company’s foreign subsidiaries.

The tax benefit for 2010 reflects the net reversal of previously established deferred tax liabilities aggregating approximately $10,100,000, including the impact of adjusting prior year differences (between financial statement treatment and tax accounting for certain items), which were estimated as of year-end 2009, to actual based on tax returns as filed.

On November 6, 2009, the President of the U.S. signed the Worker, Homeownership, and Business Assistance Act of 2009. This law included a provision allowing taxpayers to elect an increased carryback for net operating losses incurred in either 2008 or 2009. As a result, the Company was permitted to carryback 2009 tax losses of approximately $120,000,000 against earnings generated in 2004. In addition, OSG also recognized a charge of approximately $3,700,000 attributable to the net increase in deferred tax liabilities in 2009. This increase was net of a benefit aggregating approximately $4,700,000 attributable to a reduction in deferred tax liabilities recognized upon dissolution for tax purposes of the partnership, OSG America L.P., in 2009.

The 2008 year reflects the carryback of approximately $11,000,000 of 2008 tax losses against the Company’s 2007 taxable income. In addition, the vessel write-downs recorded in 2008 gave rise to the reversal of previously established deferred tax liabilities aggregating approximately $26,300,000.

EBITDA

EBITDA represents operating earnings excluding net income/(loss) attributable to the noncontrolling interest, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net (loss)/income, as reflected in the consolidated statements of operations, to EBITDA (in thousands):

62	Overseas Shipholding Group, Inc.

In thousands for the year ended December 31,	2010	2009	2008
Net (loss)/income attributable to Overseas Shipholding Group, Inc.	$(134,243)	$70,170	$317,665
Income tax benefit	(7,456)	(36,697)	(34,004)
Interest expense	67,044	45,125	57,449
Depreciation and amortization	170,670	172,404	189,163
EBITDA	$96,015	$251,002	$530,273

EFFECTS OF INFLATION

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital at December 31, 2010 was approximately $421,000,000 compared with $634,000,000 at December 31, 2009 and $483,000,000 at December 31, 2008. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company maintained a Capital Construction Fund with a market value of approximately $41,000,000 at December 31, 2009, which was used during 2010 to fund remaining payments towards the construction of two U.S. Flag ATBs.

Net cash used by operating activities approximated $28,000,000 in 2010 compared with net cash provided by operating activities of $218,000,000 in 2009 and $376,000,000 in 2008. Current financial resources, together with cash anticipated to be generated from operations, which includes a tax refund of approximately $41,000,000 received in January 2011 (relating to the 2009 tax loss carryback discussed in “Income Tax Provision/(Benefit)” above), are expected to be adequate to meet requirements in the next year.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities historically as a result of the exposure to highly cyclical tanker rates and more recently as a result of the impact of the downturn in the world economy on shipping markets, as described in more detail under “Operations” earlier in Item 7. Spot (voyage) charter rates in 2010 and 2009 have been at depressed levels and opportunities to enter longer term time charters at satisfactory rates have been very limited.  Therefore, expiring time charters and synthetic time charters (utilizing FFAs and bunker swaps) have been replaced at significantly lower TCE rates.

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet. The Company continues to monitor and evaluate the timing of repurchases of stock under its share buy back program. Because of continued weakness in the financial and credit markets and  the depressed shipping markets there is greater focus on maintaining cash balances and liquidity. The Company continually reviews the amount of its regular quarterly dividend to determine whether it is sustainable at current levels as part of its strategy to provide growth in returns to stockholders while maintaining a strong balance sheet. Future dividends, similar to the stock repurchase program, will be evaluated as part of managing the balance sheet and cash.

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

2010 Annual Report	63

On June 24, 2010, the Company terminated its $200,000,000 secured revolver credit facility.

On July 1, 2010, the Company prepaid fixed rate secured term loans due through 2014 with an outstanding balance of $42,174,000. The weighted average interest rate of this debt was 6.0%. The Company funded this repayment with borrowings from its $1,800,000,000 unsecured credit facility. The unsecured credit facility has a floating rate based on LIBOR, which was approximately 0.3% at December 31, 2010.

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

In August 2009, the Company entered into a $389,000,000, 12-year secured facility with the Export-Import Bank of China. Borrowings under the facility will be used toward financing three VLCCs and two Aframaxes constructed in China. Borrowings under the facility bear interest at a rate based on LIBOR. In September 2009, the Company borrowed $299,156,000 under this facility. As of December 31, 2010, the Company had unused availability of approximately $89,807,000 under this facility.

In addition to the secured facility described above, the Company has a $1,800,000,000 seven-year unsecured revolving credit agreement maturing in 2013 with a group of banks (except that in February 2011 the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and such amount is further reduced by an additional $150 million in February 2012). Borrowings under this facility bear interest at a rate based on LIBOR.  As of December 31, 2010, OSG had approximately $807,000,000 outstanding under this facility and an additional $1,256,000 had been used for letters of credit. The current financial resources available under the unsecured credit facility are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. The availability under the unsecured credit facility plus cash on hand and cash expected to be generated from operations should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short and medium term.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of December 31, 2010 and projects continued compliance over the next twelve months. Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG to post collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations.

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

In March 2010, Moody’s affirmed the Ba2 corporate rating of the Company but downgraded the Company’s senior unsecured debt to Ba3 from Ba2 and changed the ratings outlook to negative. Moody’s downgrade of the senior unsecured rating is a consequence of a shift in the composition of the Company’s debt to capital ratio to one with a higher proportion of senior secured debt. In January 2011, Standard & Poor’s downgraded the Company’s long-term corporate credit rating and the rating on the Company’s senior unsecured debt from BB- to B while maintaining its outlook as stable. Standard and Poor’s rating is currently three notches below that of Moody’s corporate rating. Standard and Poor’s attributed its downgrade to revenue and earnings declines resulting from the prolonged weakness in the tanker markets and the Company’s leverage. Further increases in debt, either from share repurchases, acquisitions or additional charter-in commitments could result in additional downgrades as could a protracted downturn in freight rates. The downgrade does not impact any of the existing financial covenants contained in the Company’s debt agreements, which do not contain ratings triggers, nor does it increase the Company’s current cost of funds, but could increase the cost of future borrowings it seeks to negotiate.

64	Overseas Shipholding Group, Inc.

Off-Balance Sheet Arrangements

As of December 31, 2010, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,187,257,000 of which $844,864,000 was nonrecourse to the Company.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, respectively, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009 for approximately $200,000,000. The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture entered into a $500,000,000 credit facility, which was secured by the service contracts to partially finance the acquisition of the two ULCCs and the cost of conversion. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $439,622,000 as of December 31, 2010, which pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commenced in the third quarter of 2009 and have maturity dates ranging from July to September 2017.

After experiencing construction delays, the FSO Asia delivered to MOQ on January 5, 2010. The conversion of the TI Africa to an FSO also experienced construction delays and on January 21, 2010, MOQ notified the joint venture partners that it was canceling the service contract for the FSO Africa due to the delayed delivery. The conversion of the FSO Africa was completed on March 14, 2010. As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period that ended in November 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated to $143,000,000 as of January 21, 2010. As of March 31, 2010, the Company concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, the Company de-designated the FSO Africa swaps and recognized a loss of $4,548,000, representing its share of amounts previously included in accumulated other comprehensive income/(loss) by the joint venture applicable to the FSO Africa swaps, which have a remaining notional balance of $219,811,000 at December 31, 2010. On December 1, 2010, the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the balance available to borrow to $120,000,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR. As a result of this amendment, cash collateral aggregating $111,000,000, was released to the joint venture partners in December 2010. Approximately $342,393,000 was outstanding under this facility as of December 31, 2010, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $819,987,000 at December 31, 2010, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

2010 Annual Report	65

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2010 follows:

In thousands	2011	2012	2013	2014	2015	Beyond 2015	Total
Debt (1)	$117,323	$123,739	$990,446	$108,349	$88,561	$1,033,185	$2,461,603
Operating lease obligations (2)
Bareboat Charter-ins	151,003	153,304	152,832	142,490	87,108	199,543	886,280
Time Charter-ins (3)	198,355	137,010	83,230	77,106	69,348	118,079	683,128
Construction contracts (4)	151,772	33,638	36,633	—	—	—	222,043
Operating lease obligations (office space)	4,689	4,677	4,694	3,973	3,444	16,469	37,946
Total	$623,142	$452,368	$1,267,835	$331,918	$248,461	$1,367,276	$4,291,000
(1)
Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,445,106 as of December 31, 2010 have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at December 31, 2010 of 0.30%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $401,828 at December 31, 2010 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.0%.

(2)
As of December 31, 2010, the Company had charter-in commitments for 50 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

(3)
The Company estimates that its obligations under these time charter-in contracts expressed on a bareboat charter-in equivalent basis would be reduced to $127,453 (2011), $85,203 (2012), $48,203 (2013), $43,832 (2014), $39,359 (2015) and $66,585 (2016 and thereafter), an aggregate reduction of $272,494. The Company estimated the bareboat equivalent charter-in obligations, by adjusting the applicable daily time charter-in rate by the daily average vessel operating expenses for the Company’s different vessel classes in 2010.

(4)	Represents remaining commitments under shipyard construction contracts or estimates thereof, excluding capitalized interest and other construction costs.

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2010, related to pension and other post retirement benefit plans as follows:

In thousands	2011	2012	2013	2014	2015
Supplemental pension plan obligations (1)	$62	$44	$37	$30	$24
Defined benefit pension plan contributions (2)	1,783	1,550	1,625	1,575	1,375
Postretirement health care plan obligations (3)	180	195	206	221	223
(1)	Obligations are included herein only if the retirement of a covered individual is known as of December 31, 2010.

(2)	Represents estimated contributions under the Maritrans Inc. defined benefit retirement plan.

(3)
Amounts are estimated based on the 2010 cost taking the assumed health care cost trend rate for 2011 to 2015 into consideration. See Note P to the consolidated financial statements set forth in Item 8. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

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

66	Overseas Shipholding Group, Inc.

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

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive income/(loss). As of December 31, 2010, the Company has recorded a net asset of approximately $298,000 related to the fair values of these contracts, which settle monthly between January and May 2011 and cover approximately £1,000,000 and €2,000,000 per month.

OSG’s management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements and bunker swaps with an objective of economically hedging risk. The Company enters into FFAs and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, seeking to reduce its exposure to changes in TCE revenue earned by some of its vessels in the normal course of its shipping business. By using FFAs and bunker swaps, OSG manages the financial risk associated with fluctuating market conditions. FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from certain of the pools in which it participates. FFAs and bunker swaps are executed predominantly through NOS ASA, a Norwegian clearing house or, LCH, London Clearing House. NOS ASA and LCH require the posting of collateral by all participants. The use of a clearing house reduces the Company’s exposure to counterparty credit risk.

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

The second half of 2008 for example experienced extremely high volatility both in freight rates and bunker prices. Tankers International pool’s VLCC earnings do not fluctuate as much as TD-3 since the pool’s cargo system with longer Arabian Gulf to Western destination and West Africa to Eastern destination combination voyages smoothes out the pool’s earnings. The historical difference in volatility between TD-3 and Tankers International pool’s earnings is analyzed and the volume of the hedge position optimized to maximize correlation.

The Company also seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into stand alone bunker swaps. During August 2010, the Company entered into an agreement with a counterparty to purchase 787 metric tons per month of fuel oil for $429.57 per metric ton. This contract settles on a net basis at the end of each calendar month from September 2010 through June 2011 based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. This swap, representing an aggregate volume of 7,874 metric tons of fuel, does not qualify as a cash flow hedge for accounting purposes. As of December 31, 2010, the Company has recorded an asset of $271,000 related to the remaining fair value of this contract.

2010 Annual Report	67

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

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

At December 31, 2010	2011	2012	2013	2014	2015	Beyond 2015	Total	Fair Value at Dec. 31, 2010
Liabilities
Long-term debt, including current portion:
Fixed rate	$3.0	$3.0	$76.3	$16.7	—	$446.0	$545.0	$533.8
Average interest rate	5.0%	5.0%	8.6%	5.0%	—	7.9%
Variable rate	$41.6	$50.9	$857.9	$46.8	$45.4	$402.5	$1,445.1	$1,394.4
Average spread over LIBOR	1.2%	1.4%	0.7%	1.3%	1.3%	1.4%
Interest Rate Swaps
Pay fixed/receive variable*	$90.9	$120.9	$184.3	$5.6	—	—	$401.8	$16.0
Average pay rate	3.2%	3.6%	3.3%	4.7%	—	—

At December 31, 2009	2010	2011	2012	2013	2014	Beyond 2014	Total	Fair Value at Dec. 31, 2009
Liabilities
Long-term debt including current portion:
Fixed rate	$6.2	$6.4	$6.6	$94.8	$33.0	$146.0	$293.1	$272.8
Average interest rate	5.5%	5.5%	5.5%	8.1%	5.6%	7.5%
Variable rate	$27.0	$30.8	$70.1	$993.1	$40.1	$392.3	$1,553.5	$1,488.1
Average spread over LIBOR	0.9%	1.1%	1.1%	0.7%	1.4%	1.5%
Interest Rate Swaps
Pay fixed/receive variable*	$50.9	$90.9	$120.9	$184.3	$5.6	—	$452.8	$15.3
Average pay rate	3.4%	3.2%	3.6%	3.3%	4.7%	—
*            LIBOR

As of December 31, 2010, the Company had one long-term revolving credit facility under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the credit facility agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

68	Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2010 Annual Report	69

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31
DOLLARS IN THOUSANDS

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$253,649	$474,690
Short–term investments	20,047	50,000
Voyage receivables, including unbilled of $118,695 and $113,694	160,993	146,311
Income taxes recoverable	67,980	72,415
Other receivables	31,631	27,725
Inventories	14,950	8,110
Prepaid expenses and other current assets	45,627	38,115
Total Current Assets	594,877	817,366
Capital Construction Fund	—	40,698
Restricted Cash	—	7,945
Vessels and other property, less accumulated depreciation	3,195,383	2,942,233
Vessels held for sale	3,305	—
Deferred drydock expenditures, net	46,827	58,535
Total Vessels, Deferred Drydock and Other Property	3,245,515	3,000,768
Investments in Affiliated Companies	265,096	189,315
Intangible Assets, less accumulated amortization	83,137	99,088
Goodwill	9,589	9,589
Other Assets	42,889	43,672
Total Assets	$4,241,103	$4,208,441
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$129,178	$149,891
Current installments of long-term debt	44,607	33,202
Total Current Liabilities	173,785	183,093
Long-term Debt	1,941,583	1,813,289
Deferred Gain on Sale and Leaseback of Vessels	40,876	82,500
Deferred Income Taxes and Other Liabilities	274,716	261,704
Total Liabilities	2,430,960	2,340,586
Equity:
Common stock ($1 par value; 120,000,000 shares authorized; 44,290,759 and 40,790,759 shares issued)	44,291	40,791
Paid-in additional capital	403,601	262,117
Retained earnings	2,279,822	2,465,949
	2,727,714	2,768,857
Cost of treasury stock (13,880,753 and 13,933,435 shares)	840,683	840,238
	1,887,031	1,928,619
Accumulated other comprehensive income/(loss)	(76,888)	(60,764)
Total Equity	1,810,143	1,867,855
Total Liabilities and Equity	$4,241,103	$4,208,441

See notes to consolidated financial statements.

70	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2010	2009	2008
Shipping Revenues:
Pool revenues, including $68,231 in 2010, $101,914 in 2009 and $160,972 in 2008 received from companies accounted for by the equity method	$355,915	$398,321	$906,291
Time and bareboat charter revenues	276,636	325,590	366,629
Voyage charter revenues	413,059	369,707	431,777
Total Shipping Revenues	1,045,610	1,093,618	1,704,697

Operating Expenses:
Voyage expenses	192,332	140,997	159,312
Vessel expenses	265,251	283,952	314,553
Charter hire expenses	369,667	396,232	429,808
Depreciation and amortization	170,670	172,404	189,163
General and administrative	100,424	121,112	144,063
Severance and relocation costs	—	2,317	—
Shipyard contract termination costs (recoveries)	(2,061)	26,960	—
Goodwill impairment charge	—	—	62,874
(Gain)/loss on disposal of vessels, net of impairments	28,622	(127,486)	59,738
Total Operating Expenses	1,124,905	1,016,488	1,359,511
(Loss)/Income from Vessel Operations	(79,295)	77,130	345,186
Equity in Income of Affiliated Companies	3,593	773	12,292
Operating (Loss)/Income	(75,702)	77,903	357,478
Other Income/(Expense)	1,047	1,672	(28,847)
(Loss)/Income before Interest Expense and Taxes	(74,655)	79,575	328,631
Interest Expense	(67,044)	(45,125)	(57,449)
(Loss)/Income before Income Taxes	(141,699)	34,450	271,182
Income Tax Benefit	7,456	36,697	34,004
Net (Loss)/Income	(134,243)	71,147	305,186
Less: Net (Income)/Loss Attributable to the Noncontrolling Interest	—	(977)	12,479
Net (Loss)/Income Attributable to Overseas Shipholding Group, Inc.	$(134,243)	$70,170	$317,665

Weighted Average Number of Common Shares Outstanding:
Basic	29,498,127	26,863,958	29,648,230
Diluted	29,498,127	26,869,427	29,814,221
Per Share Amounts:
Basic net (loss)/income attributable to Overseas Shipholding Group, Inc. common stockholders	$(4.55)	$2.61	$10.71
Diluted net (loss)/income attributable to Overseas Shipholding Group, Inc. common stockholders	$(4.55)	$2.61	$10.65
Cash dividends declared	$1.75	$1.75	$1.50

See notes to consolidated financial statements.

2010 Annual Report	71

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS

	2010	2009	2008
Cash Flows from Operating Activities:
Net (loss)/income	$(134,243)	$71,147	$305,186
Items included in net (loss)/income not affecting cash flows:
Depreciation and amortization	170,670	172,404	189,163
Goodwill impairment charge	—	—	62,874
Loss on write-down of vessels	28,783	12,500	137,708
Amortization of deferred gain on sale and leasebacks	(41,624)	(44,946)	(47,971)
Amortization of debt discount and other deferred financing costs	4,081	1,983	4,624
Compensation relating to restricted stock and stock option grants	11,940	14,214	12,674
Deferred income tax provision/(benefit)	(10,176)	3,698	(26,136)
Unrealized gains on forward freight agreements and bunker swaps	(345)	(460)	(2,137)
Undistributed earnings of affiliated companies	7,388	18,445	(6,445)
Deferred payment obligations on charters-in	4,931	4,644	3,732
Other—net	5,717	8,966	4,272
Items included in net (loss)/ income related to investing and financing activities:
Loss on sale or write-down of securities and other investments—net	753	3,287	1,284
Gain on disposal of vessels and shipyard contract termination costs – net	(2,222)	(139,986)	(77,970)
Payments for drydocking	(20,015)	(30,125)	(53,560)
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	(18,586)	84,821	(16,043)
Net change in prepaid items and accounts payable, accrued expenses and other current liabilities	(34,766)	37,529	(114,918)
Net cash (used in)/provided by operating activities	(27,714)	218,121	376,337
Cash Flows from Investing Activities:
Short-term investments	(20,048)	(50,000)	—
Disposal of short-term investments	50,000	—	—
Purchases of marketable securities	—	—	(15,112)
Proceeds from sale of marketable securities and investments	253	159	7,208
Expenditures for vessels	(421,363)	(595,086)	(608,271)
Withdrawals from Capital Construction Fund	40,727	8,265	105,700
Proceeds from disposal of vessels	14,888	300,894	461,872
Expenditures for other property	(2,656)	(4,247)	(10,809)
Investments in and advances to affiliated companies	(126,904)	(107,690)	(37,871)
Distributions from affiliated companies	25,823	93,203	20,148
Shipyard contract termination payments	(1,973)	(20,452)	—
Other—net	1,592	2,188	113
Net cash used in investing activities	(439,661)	(372,766)	(77,022)
Cash Flows from Financing Activities:
Purchase of OSG America L.P. units	—	(71,792)	(2,802)
Issuance of common stock, net of issuance costs	158,266	—	—
Decrease/(increase) in restricted cash	7,945	(7,945)	—
Purchases of treasury stock	(1,718)	(1,514)	(258,747)
Issuance of debt, net of issuance costs	643,080	558,156	77,812
Payments on debt and obligations under capital leases	(510,409)	(135,136)	(220,165)
Cash dividends paid	(51,884)	(47,128)	(44,856)
Issuance of common stock upon exercise of stock options	1,054	580	970
Distributions from subsidiaries to noncontrolling interest owners	—	(7,880)	(9,660)
Other—net	—	(1,615)	(678)
Net cash provided by/(used in) financing activities	246,334	285,726	(458,126)
Net increase/(decrease) in cash and cash equivalents	(221,041)	131,081	(158,811)
Cash and cash equivalents at beginning of year	474,690	343,609	502,420
Cash and cash equivalents at end of year	$253,649	$474,690	$343,609

See notes to consolidated financial statements.

72	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS

	Overseas Shipholding Group, Inc. Stockholders
	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Overseas Shipholding Group, Inc.	Noncontrolling
	Stock	Capital	Earnings	Shares	Amount	Loss	Stockholders	Interest	Total
Balance at December 31, 2007	$40,791	$208,817	$2,170,098	9,697,620	$(583,708)	$(17,973)	$1,818,025	$132,470	$1,950,495
Net Income			317,665				317,665	(12,479)	305,186
Other Comprehensive Income/(Loss), net of taxes:
Net Change in Unrealized Holding Losses on Available-for-Sale Securities						(3,969)	(3,969)		(3,969)
Effect of Derivative Instruments						(117,756)	(117,756)		(117,756)
Effect of Pension and Other Postretirement Benefit Plans						(6,661)	(6,661)		(6,661)
Comprehensive Income							189,279	(12,479)	176,800
Cash Dividends Declared			(44,856)				(44,856)		(44,856)
Compensation Related to Options Granted		5,057					5,057		5,057
Issuance of Restricted Stock Awards		(3,070)		(268,135)	3,070		—		—
Amortization of Restricted Stock Awards		7,617					7,617		7,617
Options Exercised and Employee Stock Purchase Plan		579		(30,711)	391		970		970
Purchases of Treasury Stock				4,499,767	(258,747)		(258,747)		(258,747)
Purchase of OSG America L.P. Units								(2,802)	(2,802)
Gain on Purchase of OSG America L.P. Units		5,705					5,705	(5,705)
Increase in Loss on Public Offering of OSG America L.P. Units		(183)					(183)	(57)	(240)
Distributions from Subsidiary to Noncontrolling Interest Owners								(9,660)	(9,660)
Balance at December 31, 2008	40,791	224,522	2,442,907	13,898,541	(838,994)	(146,359)	1,722,867	101,766	1,824,633
Net Income			70,170				70,170	977	71,147
Other Comprehensive Income/(Loss), net of taxes
Net Change in Unrealized Holding Losses on Available-for-Sale Securities						3,585	3,585		3,585
Effect of Derivative Instruments						77,802	77,802		77,802
Effect of Pension and Other Postretirement Benefit Plans						4,208	4,208		4,208
Comprehensive Income							155,765	977	156,742
Cash Dividends Declared			(47,128)				(47,128)		(47,128)
Compensation Related to Options Granted		5,440					5,440		5,440
Amortization of Restricted Stock Awards		8,774					8,774		8,774
Options Exercised and Employee Stock Purchase Plan		310		(21,296)	270		580		580
Purchases of Treasury Stock				56,190	(1,514)		(1,514)		(1,514)
Purchase of OSG America L.P. Units								(71,792)	(71,792)
Gain on Purchase of OSG America L.P. Units		23,071					23,071	(23,071)	─
Distributions from Subsidiary to Noncontrolling Interest Owners								(7,880)	(7,880)
Balance at December 31, 2009	40,791	262,117	2,465,949	13,933,435	(840,238)	(60,764)	1,867,855	—	1,867,855
Net Loss			(134,243)				(134,243)		(134,243)
Other Comprehensive Income/(Loss), net of taxes
Net Change in Unrealized Holding Losses on Available-for-Sale Securities						649	649		649
Effect of Derivative Instruments						(17,237)	(17,237)		(17,237)
Effect of Pension and Other Postretirement Benefit Plans						464	464		464
Comprehensive Loss							(150,358)		(150,358)
Cash Dividends Declared			(51,884)				(51,884)		(51,884)
Issuance of Common Stock	3,500	154,766					158,266		158,266
Issuance of Restricted Stock Awards		(862)		(57,654)	862		—		—
Compensation Related to Options Granted		4,240					4,240		4,240
Amortization of Restricted Stock Awards		7,700					7,700		7,700
Options Exercised and Employee Stock Purchase Plan		643		(32,419)	411		1,054		1,054
Purchases of Treasury Stock				37,391	(1,718)		(1,718)		(1,718)
Reduction in Tax Basis of Assets Held by OSG America L.P.		(25,003)					(25,003)		(25,003)
Balance at December 31, 2010	$44,291	$403,601	$2,279,822	13,880,753	$(840,683)	$(76,888)	$1,810,143	—	$1,810,143

See notes to consolidated financial statements.

2010 Annual Report	73

Overseas Shipholding Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.
Basis of presentation and description of business—The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation, and its majority-owned subsidiaries (the “Company” or “OSG”). For the three years ended December 31, 2010, all subsidiaries were wholly owned, with the exception of OSG America L.P., which became a wholly owned subsidiary of the Company in December 2009 (see Note C). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method.

The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid cargoes in the international market and the U.S. Flag trades.

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

5.
Vessels, deferred drydocking expenditures and other property—Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton. Accumulated depreciation was $723,849,000 and $636,799,000 at December 31, 2010 and 2009, respectively.

Other property, including buildings and leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to 35 years.

Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $10,334,000 in 2010, $10,759,000 in 2009 and $23,801,000 in 2008.

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

6.
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

74	Overseas Shipholding Group, Inc.

7.
Goodwill and intangible assets—Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of long-term customer relationships acquired as part of the purchase of Maritrans, Inc. and long-term customer relationships and charter-in contracts acquired as part of the 2007 purchase of the Heidmar Lightering business. The long-term customer relationships are being amortized on a straight-line basis over 20 years and the charter-in contracts were being amortized on a straight-line basis over approximately four years. The amortizable portion of the charter-in contracts was written down by $9,611,000 as part of the impairment charge taken on six vessels during the quarter ended June 30, 2010 (see Note E). Accumulated amortization was $29,444,000 and $22,743,000 at December 31, 2010 and 2009, respectively. Amortization expense amounted to $6,340,000 in 2010, $7,496,000 in 2009 and $7,499,000 in 2008. Amortization of intangible assets for the five years subsequent to December 31, 2010 is expected to approximate $5,183,000 per year.

The Company tests the goodwill in its reporting units for impairment at least annually, or more frequently if impairment indicators arise, by comparing the estimated fair value of each operating segment with its net book value. The Company performed its annual goodwill impairment testing as of April 1, 2010. This evaluation did not result in an impairment charge being recognized in 2010. Furthermore, the fair value of the International Crude Tankers lightering business to which all of the goodwill is allocated was substantially in excess of its carrying value as of the second quarter impairment testing date. The Company has concluded that there have been no triggering events since the second quarter impairment test date that would require an interim test for goodwill impairment as of December 31, 2010.

8.
Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Deferred finance charges of $13,644,000 and $10,594,000 are included in Other Assets at December 31, 2010 and 2009, respectively. Amortization expense amounted to $3,663,000 in 2010, $1,984,000 in 2009 and $4,625,000 in 2008.

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

10.
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

At December 31, 2010, no ineffectiveness gains or losses have been recorded in earnings relative to interest rate swaps entered into by the Company or its subsidiaries that qualify as hedges. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt.

11.
Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2010 Annual Report	75

12.	Issuance of shares or units by subsidiaries—The Company accounts for gains or losses from the issuance of shares or units by its subsidiaries as an adjustment to equity.

13.
Newly issued accounting standards—In June 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation guidance for variable-interest entities (“VIEs”). The amended guidance requires the Company to determine qualitatively if it is the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. It also requires additional disclosures for any enterprise that holds a variable interest in a VIE. The new accounting and disclosure requirements were effective for the Company on January 1, 2010.

In January 2010, the FASB revised the guidance to include additional disclosure requirements related to fair value measurements. The guidance adds the requirement to disclose transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll-forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The adoption of this guidance as of March 31, 2010 did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB amended the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance becomes effective for the Company on January 1, 2011. Any impairment to be recorded as a result of the adoption is required to be recognized as a cumulative-effect adjustment to the Company’s beginning retained earnings. Based on preliminary evaluations, OSG does not believe the adoption of the new accounting guidance will have an impact on its consolidated financial statements.

NOTE B—EARNINGS PER COMMON SHARE:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

Dollars in thousands for the year ended December 31,	2010	2009	2008
Net (loss)/income attributable to Overseas Shipholding Group, Inc.	$(134,243)	$70,170	$317,665
Common shares outstanding, basic:
Weighted average shares outstanding, basic	29,498,127	26,863,958	29,648,230
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	29,498,127	26,863,958	29,648,230
Dilutive equity awards	—	5,469	165,991
Weighted average shares outstanding, diluted	29,498,127	26,869,427	29,814,221

Awards of 1,731,285 and 1,603,340 shares of common stock for 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive. The anti-dilutive effects of equity awards that were excluded from the calculation of diluted earnings per share for 2008 were not material.

Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and have been included in the computation of earnings per share pursuant to the two-class method.

76	Overseas Shipholding Group, Inc.

NOTE C— REPURCHASE OF COMMON UNITS OF OSG AMERICA L.P.:

On November 8, 2007, a subsidiary of the Company, OSG America L.P., a master limited partnership (“MLP”), completed its initial public offering of 7,500,000 common units (“Units”), representing a 24.5% limited partner interest, at a price of $19.00 per Unit. On November 5, 2009, OSG initiated a tender offer for the 6,999,565 outstanding publicly held Units of OSG America L.P. for $10.25 in cash per Unit. At the time of the tender offer, the Company effectively owned 77.1% of OSG America L.P. The number of Units validly tendered in the initial offering period satisfied the non−waivable condition that more than 4,003,166 Units be validly tendered, such that OSG owned more than 80% of the outstanding Units, OSG exercised its right pursuant to Section 15.01 of the amended and restated limited partnership agreement of the partnership to purchase all of the remaining Units that were not tendered in the Offer and acquired the remaining outstanding Units on December 17, 2009. The Company financed the purchase price of $71,792,000 through funds drawn under its $1.8 billion credit facility.

NOTE D—BUSINESS AND SEGMENT REPORTING:

The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in both the international market and the U.S. Flag trades through the ownership and operation of a diversified fleet of vessels. The shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Rates in each market segment are determined by a variety of factors affecting the supply and demand for vessels to move cargoes in the trades for which they are suited. Tankers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company charters its vessels to commercial shippers and U.S. and foreign governments and governmental agencies primarily on voyage charters and on time charters.

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

2010 Annual Report	77

Information about the Company’s reportable segments as of and for the three years ended December 31, 2010 follows:

	International
In thousands	Crude Tankers	Product Carriers	Other	U.S.	Totals
2010
Shipping revenues	$497,367	$277,201	$12,215	$258,827	$1,045,610
Time charter equivalent revenues	422,970	188,520	12,215	$229,573	853,278
Depreciation and amortization	73,399	36,193	6,152	54,926	170,670
Shipyard contract termination (costs)/recoveries	—	—	—	2,061	2,061
Gain/(loss) on disposal of vessels	1,351	21	(2,287)	1,076	161
Loss on write-down of vessels	12,730	—	—	16,053	28,783
Income/(loss) from vessel operations	62,283	(16,740)	(562)	2,709	47,690
Equity in income/(loss) of affiliated companies	(7,881)	—	7,091	4,383	3,593
Investments in affiliated companies at December 31, 2010	214,099	1,800	44,771	4,426	265,096
Total assets at December 31, 2010	1,906,661	825,747	53,727	1,068,102	3,854,237
Expenditures for vessels	85,828	121,226	—	214,309	421,363
Payments for drydockings	9,203	1,079	1,000	8,733	20,015
2009
Shipping revenues	552,164	272,641	7,848	260,965	1,093,618
Time charter equivalent revenues	488,021	225,059	7,848	231,693	952,621
Depreciation and amortization	72,654	41,508	6,628	51,614	172,404
Shipyard contract termination costs	—	—	—	(26,960)	(26,960)
Gain on disposal of vessels	143,476	(2,854)	—	(636)	139,986
Loss on write-down of vessels	—	—	—	12,500	12,500
Income/(loss) from vessel operations	81,192	(3,161)	(1,423)	23,425	100,033
Equity in income/(loss) of affiliated companies	(10,412)	—	6,852	4,333	773
Investments in affiliated companies at December 31, 2009	122,944	900	61,102	4,369	189,315
Total assets at December 31, 2009	1,756,928	760,065	70,276	929,570	3,516,839
Expenditures for vessels	206,344	169,018	—	219,724	595,086
Payments for drydockings	12,490	9,882	—	7,753	30,125
2008
Shipping revenues	1,074,417	341,302	22,850	266,128	1,704,697
Time charter equivalent revenues	1,003,331	298,132	22,102	221,820	1,545,385
Depreciation and amortization	73,934	55,796	6,557	52,876	189,163
Gain on disposal of vessels	11,899	9,931	55,395	745	77,970
Loss on write-down of vessels	—	—	—	137,708	137,708
Goodwill impairment charge	—	—	—	62,874	62,874
Income from vessel operations	508,367	69,577	4,714	29,203	611,861
Equity in income/(loss) of affiliated companies	(2,094)	—	9,042	5,344	12,292
Investments in affiliated companies at December 31, 2008	87,989	900	4,349	5,382	98,620
Total assets at December 31, 2008	1,793,045	753,380	14,414	776,746	3,337,585
Expenditures for vessels	325,768	119,461	(9,411)	172,453	608,271
Payments for drydockings	15,945	15,951	117	21,547	53,560

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

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2010	2009	2008
Time charter equivalent revenues	$853,278	$952,621	$1,545,385
Add: Voyage expenses	192,332	140,997	159,312
Shipping revenues	$1,045,610	$1,093,618	$1,704,697

78	Overseas Shipholding Group, Inc

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

Reconciliations of income/(loss) from vessel operations of the segments to income/(loss) before income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations follow:

In thousands for the year ended December 31,	2010	2009	2008
Total income from vessel operations of all segments	$47,690	$100,033	$611,861
General and administrative expenses	(100,424)	(121,112)	(144,063)
Severance and relocation costs	—	(2,317)	—
Shipyard contract termination recoveries/(costs)	2,061	(26,960)	—
Gain/(loss) on disposal of vessels, net of impairments	(28,622)	127,486	(59,738)
Goodwill impairment charge	—	—	(62,874)
Consolidated income/(loss) from vessel operations	(79,295)	77,130	345,186
Equity in income of affiliated companies	3,593	773	12,292
Other income/(expense)	1,047	1,672	(28,847)
Interest expense	(67,044)	(45,125)	(57,449)
(Loss)/income before income taxes	$(141,699)	$34,450	$271,182

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands at December 31,	2010	2009	2008
Total assets of all segments	$3,854,237	$3,516,839	$3,337,585
Corporate cash and securities, including Capital Construction Fund and restricted cash	273,696	573,333	392,290
Other unallocated amounts	113,170	118,269	160,186
Consolidated total assets	$4,241,103	$4,208,441	$3,890,061

Certain additional information about the Company’s operations for the three years ended December 31, 2010 follows:

In thousands	Consolidated	International Flag	U.S. Flag
2010
Shipping revenues	$1,045,610	$786,783	$258,827
Total vessels, deferred drydock and other property at December 31, 2010	3,245,515	2,305,305	940,210
2009
Shipping revenues	1,093,618	832,653	260,965
Total vessels, deferred drydock and other property at December 31, 2009	3,000,768	2,199,873	800,895
2008
Shipping revenues	1,704,697	1,438,569	266,128
Total vessels, deferred drydock and other property at December 31, 2008	2,818,060	2,181,660	636,400

2010 Annual Report	79

NOTE E—VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

In thousands at December 31,	2010	2009
Vessels, at cost	$3,082,816	$2,683,792
Construction in progress	806,818	859,307
Other property, at cost	62,737	73,591
	3,952,371	3,616,690
Accumulated depreciation and amortization	(756,988)	(674,457)
	$3,195,383	$2,942,233

Purchase and Construction Commitments

As of December 31, 2010, the Company had remaining commitments for vessels to be wholly owned by the Company of $222,043,000 on non-cancelable contracts for the construction of nine vessels (two VLCCs, two Panamax Product Carriers, two Handysize Product Carriers, two Aframaxes and one ATB) and the conversion of a U.S. Flag Handysize Product Carrier to a shuttle tanker. These vessels are scheduled for delivery between 2011 and 2013.

Vessel Impairments

During the third quarter of 2009, the Company recorded impairment charges aggregating $12,500,000 to write down the carrying amount of two U.S. Flag vessels, an older double-hulled tanker with an inefficient gas turbine engine and one of its four single-hulled vessels, which have limited remaining useful lives, to their estimated fair values as of September 30, 2009. During the first quarter of 2010, the Company recorded an additional impairment charge of $3,607,000 to write-down the carrying values of two of its U.S. Flag vessels, the older double-hulled tanker referred to above and another one of its four single-hulled vessels, to their estimated net fair values as of March 31, 2010, using estimates of discounted future cash flows for each of the vessels. During the second quarter of 2010, the Company continued to experience difficulty employing its single-hulled U.S. Flag vessels and in utilizing two chartered-in single-hulled Aframaxes, in which OSG has residual value interests, in the International Crude Tankers segment’s lightering business. The April 2010 explosion and sinking of the drilling rig, Deepwater Horizon, and the subsequent oil spill in the Gulf of Mexico resulted in proposed legislation that if enacted could impact drilling and transportation services in the Gulf of Mexico. Such legislation currently under consideration includes provisions that could impact single-hulled vessels trading to the Louisiana Offshore Oil Port and performing lightering operations and impose restrictions on activities in the Exclusive Economic Zone, among other matters. In addition, discussions were held with regulators and Delaware Bay lightering customers concerning the future composition of the U.S. Flag lightering fleet and the requirement for vessels to have vapor-balancing capabilities. Accordingly, the Company recorded an impairment charge of $25,176,000 to write-down six vessels to their estimated fair values at June 30, 2010.  The aforementioned write-downs covered (i) two single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf, (ii) three single-hulled U.S. Flag vessels, including one vessel for which an impairment charge was previously recorded in the third quarter of 2009 and (iii) a 1981-built U.S. Flag lightering ATB.

During the second half of 2010, the Company continued to experience difficulty in employing its four single-hulled U.S. Flag vessels (two of which were delivered to buyers subsequent to June 30, 2010 and another that is classified as held for sale in the consolidated balance sheet as of December 31, 2010) and the two chartered-in single-hulled International Flag Aframaxes (one of which was delivered to buyers in December 2010) engaged in lightering in the U.S. Gulf during the second half of 2010. However, no additional information was identified during the six month period ended December 31, 2010 that would suggest that the assumptions used in the Company’s June 30, 2010 impairment analysis for the two unsold vessels discussed in the preceding paragraph have changed. Accordingly, no impairment tests were performed on these vessels as of December 31, 2010. The Company also gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable and concluded that the current depressed charter rates in the International Tanker and Product Carrier markets were not an indicator that would warrant a test for impairment as of December 31, 2010.

During the third quarter of 2008, the Company decided not to have two older U.S. Flag vessels (one Product Carrier and one ATB) undergo scheduled drydockings, which were required to continue operating such vessels. These vessels therefore ceased operating during the fourth quarter of 2008 and were placed in lay-up pending the planned sale of such vessels. Accordingly, the Company recorded charges of $32,597,000, including $8,754,000 in the fourth quarter of 2008, to write down the carrying amount of these vessels to their estimated fair value as of December 31, 2008. During the second quarter of 2009, the Company changed its plans to sell the U.S. Flag tug boat previously classified as held for sale, as described above. The tug boat was used as a replacement for certain other tug boats scheduled to drydock. The impact of this change in classification on the statements of operations for the year ended December 31, 2009 was not material.

80	Overseas Shipholding Group, Inc.

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

On March 13, 2009, the Company entered into a termination agreement with Bender. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units, (2) assume certain specified obligations related to construction of the units and (3) render a payment of $14,000,000 to a third party for the release of priority liens on the vessels being transferred to the Company. As of December 31, 2010, the amounts referred to in (1), (2) and (3) above aggregated $48,737,000 of which $24,484,000 has been charged to expense from the date of the termination agreement through December 31, 2010, with the balance being capitalized as construction in progress. The Company completed construction of one of the above ATBs in the first quarter of 2010 and is in the process of completing one additional ATB and the two tug boats at alternative shipyards.

Unsecured creditors filed an involuntary petition for bankruptcy against Bender in June 2009 that was subsequently converted to a voluntary petition. In December 2010, a settlement agreement was reached by the creditors of Bender, leading to the approval by the bankruptcy court of a liquidation plan that should result in OSG making further recoveries against the $14,000,000 described above, which was documented as a secured loan. The liquidation process is expected to take up to a year.

Vessel Acquisitions and Deliveries

During 2010, the Company completed construction of one VLCC, two International Flag Handysize Product Carriers and one ATB. In addition, OSG purchased one U.S. Flag Product Carrier upon its delivery from a shipyard. During the third quarter of 2010, another International Flag Handysize Product Carrier commenced a bareboat charter-in with a term of approximately five years upon its delivery from a shipyard. OSG entered into negotiations to purchase this vessel and in late-October 2010, OSG completed the purchase of the vessel and the bareboat charter-in was canceled.

During 2009, the Company completed construction of two International Flag Aframaxes and one International Flag Panamax Product Carrier, which was sold and chartered back on a bareboat basis upon delivery.  In addition, OSG purchased, one International Flag Handysize Product Carrier and one U.S. Flag Product Carrier upon their delivery from shipyards.

During 2008, the Company completed construction of two International Flag Aframaxes and purchased one International Flag Panamax Product Carrier upon its delivery from a shipyard, all of which were sold and chartered back on a bareboat basis upon delivery.

Vessel Sales

In November 2010, the Company delivered one of its single-hulled U.S. Flag Tankers to buyers.  Also, in December 2010, one of the chartered-in single-hulled International Flag Aframaxes in which the Company had a residual interest and for which an impairment charge was recorded in the second quarter of 2010, was delivered to buyers. The Company recognized a gain of $1,162,000 on these transactions.

During the third quarter of 2010, the Company delivered two U.S. Flag Tankers (one single-hulled and one double-hulled) to buyers. The Company recognized a net gain of $679,000 on the sale of these vessels. In addition, the Company determined that an order placed with a CNG equipment supplier would not be completed. Accordingly, the Company recognized a loss of approximately $2,300,000 related to a deposit advanced to the supplier.

2010 Annual Report	81

On January 7, 2011, the Company entered into an agreement for the sale of one of its single hull U.S. Flag Tankers, which is presently in lay up and classified as held for sale on the consolidated balance sheet as of December 31, 2010. Also, in February 2011, the Company agreed to sell the last of its single-hulled Product Carriers. The Company expects to deliver both vessels to their respective buyers in the first half of 2011.

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

During 2008, OSG sold five vessels, one International Flag Aframax, one International Flag Handysize Product Carrier, its remaining single hull U.S. Flag barge and the underlying time charter-in contracts and purchase options for its two remaining International Flag Dry Bulk Carriers. The Company recognized a net gain of $78,952,000 on these transactions. In addition, the Company sold and chartered back two International Flag Aframaxes and two International Flag Product Carriers.

Drydocking activity for the three years ended December 31, 2010 is summarized as follows:

In thousands for the year ended December 31,	2010	2009	2008
Balance at January 1	$58,535	$79,837	$81,619
Payments for drydocking	20,015	30,125	53,560
Sub-total	78,550	109,962	135,179
Drydock amortization	(30,530)	(43,669)	(53,026)
Amounts recognized upon sale of vessels and non-cash adjustments	(1,193)	(7,758)	(2,316)
Balance at December 31	$46,827	$58,535	$79,837

NOTE F—EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2010, the Company had approximately a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to FSOs, one of which commenced service on January 5, 2010 and the other which commenced service on August 30, 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

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

82	Overseas Shipholding Group, Inc.

The FSO Africa was completed on March 14, 2010 and costs incurred subsequent thereto have been expensed by the joint venture. The FSO Africa commenced a three-year service contract with MOQ on August 30, 2010.

The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. In October 2008, the joint venture entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of December 31, 2010 and 2009, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $278,000 and $583,000, respectively. As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period that ended on November 30, 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000,000 as of January 21, 2010 and approximately $120,000,000 as of November 30, 2010. On December 1, 2010, the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the balance available to borrow to $120,000,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR (“London Interbank Offered Rate”). As a result of this amendment, cash collateral aggregating $111,000,000 was released to the joint venture partners in December 2010.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions all of which were being accounted for as cash flow hedges as of December 31, 2009. The interest rate swaps, covering notional amounts aggregating $439,622,000 and $480,000,000 at December 31, 2010 and 2009, respectively, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements commenced in the third quarter of 2009 and have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contracts for the FSO Asia and FSO Africa, the joint venture recognized a charge of approximately $6,546,000 related to the ineffective portion of the hedges during 2009. In the first quarter of 2010, the Company concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, amounts previously included in accumulated comprehensive income/(loss) and all subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of such charges for the year ended December 31, 2010, $9,885,000, were recognized in equity income from affiliated companies. As of December 31, 2010 and 2009, the joint venture had a liability of $28,815,000 and $15,790,000, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $6,990,000 and $7,170,000 at December 31, 2010 and 2009, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only at December 31, 2010, since the swaps associated with the FSO Africa were de-designated and deemed to be ineffective during 2010.

As a result of delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered-in the TI Oceania, a ULCC wholly-owned by the Company, as a temporary replacement unit. The Company recognized its share of the earnings related to this transaction with the joint venture. Charter hire payable by the joint venture aggregated $1,332,000 and $9,780,000 in 2010 and 2009, respectively. Fifty percent of such amounts, or $666,000 and $4,890,000, in 2010 and 2009, respectively, have been eliminated from equity in income of affiliated companies and shipping revenues in the accompanying statement of operations.

VLCC Joint Ventures
In January 2007, the company acquired a 49.99% interest in a company, which was constructing two VLCCs, for approximately $24,100,000. In May 2008, the Company and its joint venture partner entered into an agreement terminating the joint venture arrangement. Under the agreement, the joint venture distributed 100% of the stock of one of the two joint venture subsidiaries, which was constructing a VLCC that delivered in 2010, to the Company. The stock of the other joint venture subsidiary was distributed to the Company’s joint venture partner.

LNG Joint Venture
In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is non recourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it will pay fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swaps agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $819,987,000 and $847,381,000 at December 31, 2010 and 2009, respectively. These swaps are being accounted for as cash flow hedges. As of December 31, 2010 and 2009, the joint venture recorded a liability of $102,705,000 and $67,798,000, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $51,174,000 and $33,742,000 at December 31, 2010 and 2009, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet.

2010 Annual Report	83

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

A condensed summary of the combined assets and liabilities of the equity method investments follows:

In thousands at December 31,	2010	2009
Current assets	$162,940	$124,783
Vessels, net	1,766,927	1,686,142
Other assets	16,919	18,270
Total assets	$1,946,786	$1,829,195
Current liabilities	$167,201	$199,661
Long-term debt and other non-current liabilities	1,790,261	1,588,261
Equity/(deficiency)	(10,676)	41,273
Total liabilities and equity/(deficiency)	$1,946,786	$1,829,195

As of December 31, 2010 and 2009, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,187,257,000 and $1,197,553,000, respectively, of which $844,864,000 and $872,944,000, respectively, was nonrecourse to the Company. The Company’s percentage interest in the equity method investments with bank debt approximates 50%.

A condensed summary of the results of operations of the equity method investments follows:

In thousands for the year ended December 31,	2010	2009	2008
Shipping revenues	$312,409	$235,509	$241,774
Ship operating expenses	(217,866)	(180,391)	(171,892)
Income from vessel operations	94,543	55,118	69,882
Other income/(expense)	(1,280)	(634)	2,010
Interest expense*	(86,765)	(58,964)	(40,817)
Net income/(loss)	$6,498	$(4,480)	$31,075
*	Interest is net of amounts capitalized in connection with vessel construction of $509 (2010), $5,707 (2009) and $2,738 (2008).

NOTE G – VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2010, the Company participates in five commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

The Company enters into joint ventures to take advantage of commercial opportunities. The Company has entered into three joint ventures with different partners (see Note F). In each joint venture, the Company has the same relative rights and obligations and financial risks and rewards as its partners. The Company evaluated all eight arrangements to determine if they were variable interest entities (“VIEs”). The Company determined that two of the pools and one of the joint ventures met the criteria of a VIE and, therefore, the Company reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

84	Overseas Shipholding Group, Inc.

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

The joint venture described in Note F that converted two ULCCs to FSOs was determined to be a VIE. The formation agreements state that all significant decisions must be approved by the majority of the board. As a result, the Company shares power to make all significant economic decisions that affect this joint venture and does not control a majority of the board and is not considered a primary beneficiary. Accordingly, the Company accounts for this investment under the equity method of accounting.

The joint venture’s formation agreements require the Company and its joint venture partner to provide financial support as needed. The Company has provided and will continue to provide such support as described in Note F.

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs described above as of December 31, 2010:

In thousands	Consolidated Balance Sheet
Investments in Affiliated Companies	$214,357
Deferred Income Taxes and Other Liabilities (1)	278

(1) Represents the Company’s valuation of its several guaranty of the FSO joint venture’s outstanding debt at December 31, 2010.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2010.

In thousands	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Income Taxes and Other Liabilities	$278	$388,950

In addition, as of December 31, 2010, the Company had approximately $14,422,000 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2010. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guaranty would first be reduced by the fair value of such FSOs.

2010 Annual Report	85

NOTE H – GOODWILL

Goodwill as of December 31, 2010 and 2009 is summarized as follows:

In thousands	Crude Segment and Total

Balance at January 1 and December 31, 2010 and 2009
Goodwill	$9,589
Accumulated impairment losses	—
$9,589

Refer to Note A for a description of the Company’s accounting policy for Goodwill and the results of the annual impairment test performed on the goodwill balance relating to the International Crude Tankers lightering business acquired in 2007.

Considering the decline in stock price of OSG America L.P. and the general weakening of the economic outlook and the decline in the financial and banking sectors, the Company performed an impairment test as of September 30, 2008, an annual impairment test as of October 1, 2008, and an impairment test as of December 31, 2008. In the fourth quarter of 2008, the economic downturn resulted in a number of market-related events that were expected to negatively impact the Company’s U.S. Flag operations in the near and medium-term. Lower demand for refined petroleum products in North America at that time resulted in a number of major refining companies reducing capital expenditures and deferring and/or eliminating projects that would have increased production capacity throughout the Gulf of Mexico. The reduction in planned refining expansion projects reduced future volumes of clean products that had been forecast to move on Jones Act tankers. Recessionary forces were also expected to result in unfavorable changes in trading patterns, as refiners shifted to higher margin low sulfur diesel for export, resulting in an adverse impact on tonne-mile demand in the Jones Act market and associated rates. As a result of this deterioration in the forward supply/demand balance of the Jones Act market and the reduction in the Company’s U.S. Flag newbuilding program, the Company reduced its estimates of future cash flows to measure fair value and, accordingly, recorded an impairment charge of $62,874,000 representing the full value of the goodwill related to the U.S. Flag reportable segment in the fourth quarter ended December 31, 2008.

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

Restricted cash—The carrying amounts reported in the consolidated balance sheet for restricted cash, which consisted of interest-bearing deposits approximate their fair value.

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

86	Overseas Shipholding Group, Inc.

Foreign Currency Contracts—The fair values of foreign currency contracts are the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate.

The estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009, other than derivatives, follow:

In thousands	Carrying Amount 2010	Fair Value 2010	Carrying Amount 2009	Fair Value 2009
Financial assets (liabilities)
Cash and cash equivalents	$253,649	$253,649	$474,690	$474,690
Short-term investments	20,047	20,047	50,000	50,000
Restricted cash	—	—	7,945	7,945
Capital Construction Fund	—	—	40,698	40,698
Debt	(1,986,190)	(1,926,685)	(1,846,491)	(1,760,868)

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and prior to June 30, 2008, (ii) for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. These contracts expired on various dates through September 2010.

Fuel Price Volatility Risk

The Company enters into stand alone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment (“COA”). During August 2010, the Company entered into an agreement with a counterparty to purchase 787 metric tons per month of fuel oil for $429.57 per metric ton. This contract settles on a net basis at the end of each calendar month from September 2010 through June 2011 based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. This swap, representing an aggregate volume of 7,874 metric tons of fuel, does not qualify as a cash flow hedge for accounting purposes.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $401,828,000 at December 31, 2010 pursuant to which it pays fixed rates ranging from 3.2% to 4.7% and receives floating rates based on LIBOR (approximately 0.3% at December 31, 2010). These agreements contain no leverage features and have various final maturity dates ranging from March 2011 to August 2014.

2010 Annual Report	87

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates which management considers favorable. At December 31, 2010, the notional amounts of the foreign currency forward contracts aggregated approximately £3,000,000 and €10,000,000 settling monthly through May 2011 and such contracts qualify as cash flow hedges.

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

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
In thousands at December 31, 2010	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Other receivables, including federal income taxes recoverable	$—	Accounts payable, accrued expenses and other current liabilities	$(9,852)

Long-term portion	Other assets	—	Deferred income taxes and other liabilities	(6,166)

Foreign currency contracts:
Current portion	Prepaid expenses and other current assets	430	Accounts payable, accrued expenses and other current liabilities	(132)
Total derivatives designated as hedging instruments		$430		$(16,150)

Derivatives not designated as hedging instruments:

Bunker swaps:
Current portion	Prepaid expenses and other current assets	$271	Accounts payable, accrued expenses and other current liabilities	$—
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	—
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	—
	Deferred income taxes and other liabilities	—	Other assets	—
Total derivatives not designated as hedging instruments		$271		$—

Total derivatives		$701		$(16,150)

88	Overseas Shipholding Group, Inc.

	Asset Derivatives		Liability Derivatives
In thousands at December 31, 2009	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Prepaid expenses and other current assets	$—	Accounts payable, accrued expenses and other current liabilities	$—
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	—

Interest rate swaps:
Current portion	Other receivables	—	Accounts payable, accrued expenses and other current liabilities	(10,847)
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	(4,484)

Foreign currency contracts:
Current portion	Prepaid expenses and other current assets	—	Accounts payable, accrued expenses and other current liabilities	(492)
Total derivatives designated as hedging instruments		$—		$(15,823)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Prepaid expenses and other current assets	$394	Accounts payable, accrued expenses and other current liabilities	$(457)
	Accounts payable, accrued expenses and other current liabilities	—	Prepaid expenses and other current assets	(11)

Long-term portion	Other assets	—	Deferred income taxes and other liabilities	—
	Deferred income taxes and other liabilities	—	Other assets	—
Total derivatives not designated as hedging instruments		$394		$(468)

Total derivatives		$394		$(16,291)

2010 Annual Report	89

The effect of cash flow hedging relationships on the balance sheets as of December 31, 2010 and 2009 follows:

	Amount of Derivative Gain or (Loss) Reclassified to Accumulated Other Comprehensive Income/(Loss) (Effective Portion)
In thousands	December 31, 2010	December 31, 2009

FFAs and bunker swaps	$—	$1,150
Interest rate swaps	(70,177)	(53,307)
Foreign currency contracts	291	(492)
Total	$(69,886)	$(52,649)

The effect of cash flow hedging relationships on the statement of operations for the years ended December 31, 2010 and 2009 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss)		Ineffective Portion
In thousands for the year ended December 31, 2010	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	Shipping revenues	$970	Shipping revenues	$—

Interest rate swaps	Interest expense	(10,666)	Interest expense	—

Foreign currency contracts	General and administrative expenses	(2,318)	General and administrative expenses	6
Total		$(12,014)		$6

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss)		Ineffective Portion
In thousands for year ended December 31, 2009	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	Shipping revenues	$47,425	Shipping revenues	$(534)

Interest rate swaps	Interest expense	(10,585)	Interest expense	—

Foreign currency contracts	General and administrative expenses	788	General and administrative expenses	19
Total		$37,628		$(515)

90	Overseas Shipholding Group, Inc.

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the years ended December 31, 2010 and 2009 are as follows:

		Year Ended December 31,
In thousands	Location	2010	2009

FFAs and bunker swaps	Other income/(expense)	$276	$1,672

Fair Value Hierarchy

The following tables present the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

In thousands	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities) at December, 2010:
Available-for-sale marketable securities	$646	$646		$—
Derivative Assets	$701	$271	(1)	$430	(1)
Derivative Liabilities	$(16,150)	$—		$(16,150	)(2)

Assets/(Liabilities) at December 31, 2009:
Available-for-sale marketable securities	$652	$652		$—
Derivative Assets	$383	$383	(1)	$—
Derivative Liabilities	$(16,280)	$(457	)(1)	$(15,823	)(3)
(1)	Bunker swaps (asset of $271) and foreign currency contracts (asset of $430) at December 31, 2010; Forward Freight Agreements and bunker swaps at December 31, 2009
(2)	Standard interest rate swaps (liability of $16,018) and foreign currency contracts (liability of $132)
(3)	Standard interest rate swaps (liability of $15,331) and foreign currency contracts (liability of $492)

2010 Annual Report	91

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis for the year ended December 31, 2010 (in thousands):

Description	Level 3: Significant unobservable inputs	Fair Value	Total Losses
Assets:
U.S. impairment—Vessels held for use(1)	$23,285	$23,285	$(15,624)
U.S. impairment—Vessels held for sale(1)	3,843	3,843	(429)
International Crude Tankers impairment – Intangible Assets (2)	8,276	8,276	(12,730)
(1)
Aggregate pre-tax impairment charges of $3,607 and $12,446 were recorded in the first and second quarters of 2010, respectively, related to the U.S. segment. The fair value measurement used to determine the impairment for the vessels held for use was based upon the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant’s weighted average cost of capital. The fair value measurement used to determine the impairment for the vessels held for sale was based upon the market approach, which utilized the expected sales prices of the two vessels, net of expenses of sale.

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

In thousands	December 31, 2010	December 31, 2009
Obligation to return cash collateral (1)	$—	$(261)
(1)	The obligations to return cash collateral are reflected in accounts payable, accrued expenses and other current liabilities on the balance sheet.

As of December 31, 2010, the Company has a $1,000,000 letter of credit issued and outstanding related to its derivative transactions (see Note K).

NOTE J—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accounts payable, accrued expenses and other current liabilities follows:

In thousands at December 31,	2010	2009
Accounts payable	$16,083	$32,591
Payroll and benefits	16,302	20,303
Interest	17,177	9,823
Due to owners on chartered in vessels	3,693	5,147
Accrued drydock and repair costs	2,950	4,166
Bunkers and lubricants	7,086	10,063
Accrued shipyard contract termination costs	—	5,402
Charter revenues received in advance	29,492	28,072
Insurance	862	5,029
Current portion of derivative liabilities	9,984	11,797
Other	25,549	17,498
	$129,178	$149,891

92	Overseas Shipholding Group, Inc.

NOTE K—DEBT:

Debt consists of the following:

In thousands as of December 31,	2010	2009
$1.8 billion unsecured revolving credit facility	$807,000	$953,000
$200 million secured revolving credit facility	—	30,000
8.125% notes due 2018, net of unamortized discount of $3,907	296,093	—
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $34 and $50	73,234	74,485
Floating rate secured term loans, due through 2023	663,863	599,260
Fixed rate secured term loans, due through 2014	—	43,746
	1,986,190	1,846,491
Less current portion	44,607	33,202
Long-term portion	$1,941,583	$1,813,289

The weighted average effective interest rate for debt outstanding at December 31, 2010 and 2009 was 3.8% and 3.0%, respectively. Such rates take into consideration related interest rate swaps.

The Company entered into a $1.8 billion seven-year unsecured revolving credit agreement in 2006 with a group of banks (except that after five years the maximum amount the Company may borrow under the credit agreement is reduced by $150 million and after six years such amount is further reduced by an additional $150 million). Borrowings under this facility bear interest at a rate based on LIBOR.

In November 2007, OSG America L.P., a subsidiary of the Company, entered into a $200,000,000 five-year senior secured revolving credit facility. As a result of the acquisition of all remaining outstanding publicly held Units of OSG America L.P. and its delisting from the New York Stock Exchange, the Company amended such subsidiary’s senior secured revolving credit agreement in December 2009, to include another domestic subsidiary as an additional borrower. There were no other significant changes to the terms of the facility and the facility’s pricing remained unchanged. On June 24, 2010, the Company terminated the facility. The Company funded the repayment of the $30,000,000 outstanding balance under the secured revolving credit facility with borrowings from its unsecured revolving credit facility.

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

In August 2009, the Company entered into a $389,000,000, 12-year secured facility with the Export-Import Bank of China. Borrowings under the facility will be used toward financing three VLCCs and two Aframaxes constructed in China. Borrowings under the facility bear interest at a rate based on LIBOR. During 2009, the Company borrowed $299,156,000, under this facility. As of December 31, 2009, the Company maintained $7,495,000 of cash contractually restricted to meet a loan-to-value covenant contained in the agreement. No such amounts were required as of December 31, 2010.  At December 31, 2010, the Company had unused availability of approximately $89,807,000 under this facility.

2010 Annual Report	93

At December 31, 2010, the Company had unused long-term unsecured credit availability, before the $150,000,000 reduction in February 2011, of approximately $991,744,000 which reflects $1,256,000 of letters of credit issued principally in connection with collateral requirements for derivative transactions.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties). Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations. In addition, the financing agreements impose operating restrictions and establish minimum financial covenants, including limitations on the amount of total borrowings and secured debt and provide for acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants. Failure to comply with any of the covenants in the financing agreements could also result in a default under those agreements and under other agreements containing cross-default provisions. The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of December 31, 2010.

As of December 31, 2010, 17 vessels, including two that are under construction, representing approximately 30.5% of the net book value of the Company’s vessels, are pledged as collateral under certain debt agreements.

The aggregate annual principal payments, including unamortized discounts, required to be made on debt are as follows:

In thousands at December 31, 2010
2011	$44,607
2012	53,937
2013	934,205
2014	63,471
2015	45,436
Thereafter	848,476
$1,990,132

Interest paid, excluding capitalized interest, amounted to $59,689,000 in 2010, $43,125,000 in 2009 and $66,464,000 in 2008.

NOTE L—TAXES:

From January 1, 1987 through December 31, 2004, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) were subject to U.S. income taxation in the year earned and could therefore be distributed to the U.S. parent without further tax. The full balance of previously taxed earnings of the foreign shipping subsidiaries’ earnings has been repatriated to the U.S. parent. Income of foreign shipping companies earned from January 1, 1976 through December 31, 1986 (“Deferred Income”) was excluded from U.S. income taxation to the extent that such income was reinvested in foreign shipping operations. Foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. parent. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. If, during any determination period, there is a reduction of qualified investments in foreign shipping operations, Deferred Income, limited to the amount of such reduction, would become subject to tax.

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as its share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures was required in the three years ended December 31, 2010 and no provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2010. As of December 31, 2010, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,400,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $840,000,000.

94	Overseas Shipholding Group, Inc.

Pursuant to the Merchant Marine Act of 1936, as amended, the Company was a party to an agreement that permitted annual deposits, related to taxable income of certain of its domestic subsidiaries, into a Capital Construction Fund. Payments of federal income taxes on such deposits and earnings thereon were deferred until, and if, such funds would have been withdrawn for nonqualified purposes or termination of the agreement; however, if withdrawn for qualified purposes (acquisition of U.S. Flag vessels or retirement of debt on U.S. Flag vessels), such funds remained tax-deferred and the federal income tax basis of any such vessel were reduced by the amount of such withdrawals.  The remaining balance in the Capital Construction Fund was withdrawn in July 2010 for qualified purposes.

The significant components of the Company’s deferred tax liabilities and assets follow:

In thousands at December 31,	2010	2009
Deferred tax liabilities:
Excess of book over tax basis of depreciable or amortizable assets—net	$219,980	$193,632
Tax benefits related to the Capital Construction Fund	—	14,244
Costs capitalized and amortized for book, expensed for tax	9,122	9,020
Other—net	1,440	164
Total deferred tax liabilities	230,542	217,060
Deferred tax assets:
Vessel impairment charges	—	642
Net operating loss carryforward	47,987	27,742
Employee compensation and benefit plans	23,399	14,898
Other comprehensive income	7,079	6,598
Other—net	3,173	—
Total deferred tax assets	81,638	49,880
Valuation allowance	60,341	32,823
Net deferred tax assets	21,297	17,057
Net deferred tax liabilities	209,245	200,003
Current portion of net deferred tax liabilities	—	—
Long-term portion of net deferred tax liabilities	$209,245	$200,003

The Company’s unrecognized tax benefits in 2009 and earlier periods had been included in other deferred tax liabilities in the above table based on materiality. Such amounts are now excluded from deferred tax liabilities. See table below.

The Company established a valuation allowance against deferred tax assets in 2008 because the Company could not prove that it was more likely than not that the full amount of the deferred tax assets generated primarily by vessel impairments and a net operating loss generated in 2008 would be realized through the generation of taxable income in the near future. On November 6, 2009, the President of the U.S. signed the Worker, Homeownership, and Business Assistance Act of 2009. This law included a provision allowing taxpayers to elect an increased carryback period for net operating losses incurred in either 2008 or 2009. As a result of this change in the law, 2008 vessel impairments that were recognized for tax purposes in 2009 were carried back to offset earnings generated in 2004. The valuation allowance associated with these deferred tax assets aggregating $21,624,000 was accordingly reversed since realization was expected. The Company annually evaluates the need for a valuation allowance based on its assessment of whether it is more likely than not that such assets will be realized in the near future. OSG also established a valuation allowance of $6,413,000 against deferred tax assets originating in 2009 for the same reasons stated above for 2008. During 2010, the Company increased its valuation allowance by $27,518,000 against a net operating loss carryforward and other deferred tax assets arising in 2010.

In December 2009, OSG consummated a tender offer for the outstanding Units of OSG America L.P. that were held by the public.  The completion of the tender offer did not result in a change of control of OSG America L.P.  The acquisition of the noncontrolling interest was accounted for as an equity transaction and the difference between the carrying amount of the noncontrolling interest and the consideration paid was recognized in the equity attributable to the parent.  The direct tax effect, net of any valuation allowance, was likewise recorded in equity.

Under U.S. tax law, the Unit repurchase caused a reduction to the tax basis of the vessels held by OSG America L.P. of approximately $49,000,000. Since the carrying book basis in these assets did not change, the result of the tax basis reduction was an increase to the deferred tax liabilities associated with these vessels. The associated tax impact was recorded as a reduction to the Company's paid-in additional capital in 2010 in the accompanying balance sheet.

2010 Annual Report	95

The components of income/(loss) before income taxes, adjusted for noncontrolling interest, follow:

In thousands for the year ended December 31,	2010	2009	2008
Foreign	$(13,259)	$175,771	$593,025
Domestic	(128,440)	(141,321)	(309,364)
	$(141,699)	$34,450	$283,661

Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The adjustments for noncontrolling interest relate only to domestic income.

The components of the income tax (provisions)/benefits follow:

In thousands for the year ended December 31,	2010	2009	2008
Current	$(2,720)	$40,395	$7,868
Deferred	10,176	(3,698)	26,136
	$7,456	$36,697	$34,004

Reconciliations of the actual income tax rate attributable to pretax results and the U.S. statutory income tax rate follow:

For the year ended December 31,	2010	2009	2008
Actual income tax rate	5.2%	(106.5)%	(12.3)%
Adjustments due to:
Goodwill impairment charge	—	—	(6.0)%
Operations not subject to U.S. income taxes	10.5%	97.3%	68.0%
Basis adjustment recognized related to liquidation of OSG America L.P.	1.4%	(13.6)%	—
Other	2.5%	13.6%	2.2%
Valuation allowance	15.4%	44.2%	(16.9)%
U.S. statutory income tax rate	35.0%	35.0%	35.0%

The following is a roll-forward of the Company’s unrecognized tax benefits for 2010 and 2009:

In thousands	2010	2009
Balance of unrecognized tax benefits as of January 1,	$5,292	$7,546
Increases for positions taken in prior years	1,072	226
Increases for positions related to the current year	—	1,234
Amounts of decreases related to settlements	(812)	(2,094)
Reductions due to lapse of statutes of limitations	(609)	(1,620)
Balance of unrecognized tax benefits as of December 31,	$4,943	$5,292

The Company does not presently anticipate that such uncertain tax positions will significantly increase or decrease in the next 12 months; however actual developments could differ from those currently expected. The Company is generally no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

OSG records interest and penalties on unrecognized tax benefits in its provision for income taxes. The interest and penalties on unrecognized tax benefits are included in the roll-forward schedule above and were approximately $1,065,000 in 2010 and $1,303,000 in 2009.

96	Overseas Shipholding Group, Inc.

NOTE M—CAPITAL STOCK AND STOCK COMPENSATION:

On March 9, 2010, pursuant to a Form S-3 shelf registration, the Company sold 3,500,000 shares of its common stock at a price of $45.33 per share. The Company received net proceeds of $158,266,000, after deducting estimated expenses.

Stock Repurchase Programs

In June 2008, the Company’s Board of Directors authorized the repurchase of up to $250,000,000 of the Company’s common stock from time-to-time. Such purchases of the Company’s common stock will be made at the Company’s discretion and take into account such factors as price and prevailing market conditions. As of December 31, 2010, the Company had repurchased 3,798,200 shares of its common stock under the 2008 program. In April 2007, the Company’s Board of Directors authorized a share repurchase program of $200,000,000, which replaced a prior $300,000,000 share repurchase program authorized in June 2006. The Company completed the 2007 share repurchase program in the second quarter of 2008 and had repurchased 2,812,385 shares of its common stock under such program.

The 2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended and restated as of June 2010 (the “2004 Plan”), enables the Company to grant stock- based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors.  In March 2010, the Company’s Board of Directors approved an amendment and restatement of the 2004 Plan, subject to approval by the shareholders, which approval was received in June 2010. The amendment increased the total number of stock-based awards that can be made under the 2004 Plan to 5,665,000 shares. A total of 3,029,602 shares of the Company’s stock may be issued or used as the basis for awards under the 2004 Plan as of December 31, 2010.

Restricted Stock Units

The Company granted a total of 30,444, 33,840, and 15,228 restricted stock units during the years ended December 31, 2010, 2009 and 2008, respectively, to certain of its non-employee directors. At the date of the awards the fair market value of the Company’s stock was $39.41 (2010), $35.46 (2009) and $78.80 (2008) per share. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Restricted stock units granted subsequent to 2007 vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.

Restricted Common Stock, Performance Related Restricted Stock Units and Options

The Company awarded a total of 71,008 (2010) and 272,515 (2008) shares during the three years ended December 31, 2010, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair values of the restricted stock issued during the three years ended December 31, 2010, were $43.40 (2010) and $51.29 (2008) per share.

In 2010, the Company granted a total of 44,142 performance related restricted stock units to certain of its employees, including senior officers.  Each performance stock unit represents a contingent right to receive a variable number of shares of common stock of the Company based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured.  The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest.  Dividends will be paid in the form of additional performance units when the performance period expires and are conditioned upon the attainment of the performance goals. The estimated weighted average grant-date fair value of performance stock units awarded during 2010 was $52.43. The performance related grants in 2010 were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants.

2010 Annual Report	97

In 2007, the Company granted a total of 278,083 performance related restricted stock units and performance related options covering 146,270 shares to certain of its employees, including senior officers. Each performance stock unit represents a contingent right to receive one share of common stock if certain market related performance goals were met and the covered employees were continuously employed through the end of the period over which the performance goals are measured. The performance stock units had no voting rights and could not be transferred or otherwise disposed of until they vest. Cash dividends, if declared, were to be held uninvested and without interest and paid in cash if and when such performance stock units vested. The weighted average grant-date market prices of the performance stock units awarded during 2007 was $56.46 per share. The estimated weighted average grant-date fair value of performance stock units awarded during 2007 was $20.41 per share. The weighted average exercise price of the performance options awarded during 2007 was $63.44 per share (the market price at date of grant). The estimated weighted average grant-date fair value of performance options awarded during 2007 was $17.23 per share. On December 31, 2009, a total of 195,407 performance related restricted stock units were forfeited since the related market related performance goal was not met. No performance related restricted stock units vested during the three years ended December 31, 2009 (term of the awards), since the market related performance goals were not met.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of all of these grants of restricted stock and restricted stock units was $7,700,000, $8,774,000 and $7,617,000 during each of the years ended December 31, 2010, 2009 and 2008, respectively.

Activity with respect to restricted common stock and restricted stock units is summarized as follows:

Nonvested Shares Outstanding at December 31, 2007	513,054
Granted	287,582
Vested ($35.70 to $79.16 per share)	(82,494)
Forfeited	(11,938)
Nonvested Shares Outstanding at December 31, 2008	706,204
Granted	33,840
Vested ($40.95 to $78.80 per share)	(142,931)
Forfeited	(234,884)
Nonvested Shares Outstanding at December 31, 2009	362,229
Granted	145,594
Vested ($35.46 to $64.92 per share)	(140,292)
Forfeited	(15,836)
Nonvested Shares Outstanding at December 31, 2010	351,695

Stock Options

Options covering 1,399,094 shares are outstanding under the 2004 Plan with exercise prices ranging from $40.95 to $64.92 per share (the market prices at dates of grant).

Options covering 102,112 shares are outstanding under the 1998 stock option plan with exercise prices ranging from $18.16 to $35.70 per share (the market prices at dates of grant). Options granted under the 1998 stock option plan vest and become exercisable over a three-year period and expire ten years from the date of grant. No further options may be granted under this plan.

Options covering 42,000 shares are outstanding under the 1999 non-employee director stock option plan with exercise prices ranging from $16.35 to $44.47 per share (the market prices at dates of grant). The plan provided for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vested and became exercisable over a three-year period; annual options vested and became exercisable one year from the date of the grant. All options expire ten years from the date of grant. No further options may be granted under this plan.

98	Overseas Shipholding Group, Inc.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2007	879,546
Granted	670,038
Forfeited	(3,398)
Exercised ($13.31 to $49.05 per share)	(18,022)
Options Outstanding at December 31, 2008	1,528,164
Granted	—
Forfeited	(50,883)
Exercised ($13.81 per share)	(3,300)
Options Outstanding at December 31, 2009	1,473,981
Granted	141,988
Forfeited	(53,763)
Exercised ($23.25 to $29.67 per share)	(19,000)
Options Outstanding at December 31, 2010	1,543,206
Options Exercisable at December 31, 2010	997,217

The weighted average remaining contractual life of the outstanding stock options at December 31, 2010 was 6.5 years. The range of exercise prices of the stock options outstanding at December 31, 2010 was $16.35 to $64.92 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2010 and 2009 were $50.75 and $50.98 per share, respectively. The aggregate intrinsic value of the “in-the-money” stock options outstanding and exercisable at December 31, 2010 was $392,000.

The fair values of the options granted other than performance related options were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2010 and 2008: risk free interest rates of 2.8% and 2.4%, dividend yields of 4.0% and 3.4%, expected stock price volatility factors of .45 and .35 and expected lives of 6.0 years. The weighted average grant-date fair values of options other than performance related options granted in 2010 and 2008 were $13.53 and $13.01, respectively. There were no options granted in 2009. The total intrinsic value of options exercised amounted to $359,000 in 2010, $87,000 in 2009 and $425,000 in 2008.

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

Compensation expense as a result of the grants of stock options described above was $4,164,000, $5,282,000 and $4,940,000 during each of the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, there was $12,332,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

2010 Annual Report	99

NOTE N—ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands at December 31,	2010	2009
Unrealized gains/(losses) on available-for-sale securities	$265	$(384)
Unrealized losses on derivative instruments	(69,886)	(52,649)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(7,267)	(7,731)
	$(76,888)	$(60,764)

At December 31, 2010, the Company expects that it will reclassify $34,256,000 of net losses on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months related to the effective portions of qualifying foreign currency transactions that will affect earnings for 2011 and due to the payment of variable rate interest associated with floating rate debt.

The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

In thousands for the year ended December 31,	2010	2009
Reclassification adjustments for amounts included in net income/(loss), net:
Interest expense	$10,321	$9,309
Shipping revenues	(1,707)	(41,445)
Change in unrealized impact of derivative instruments	(25,851)	109,938
	$(17,237)	$77,802

The income tax expense/(benefit) allocated to each component of other comprehensive income/(loss) follows:

In thousands for the year ended December 31,	2010	2009	2008
Unrealized losses on derivative instruments	$(4,055)	$1,151	$(3,226)
Pension liabilities	93	2,532	(3,646)
Reclassification adjustments included in net income/(loss):
General and administrative expenses	21	112	87
Losses on derivative instruments	2,365	1,913	290
	$(1,576)	$5,708	$(6,495)

100	Overseas Shipholding Group, Inc.

NOTE O—LEASES:

1.	Charters-in:

As of December 31, 2010, the Company had commitments to charter-in 50 vessels. All of the charter-ins are, or will be, accounted for as operating leases, of which 23 are bareboat charters and 27 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

Dollars in thousands at December 31, 2010	Amount	Operating Days
2011	$151,003	7,597
2012	153,304	7,686
2013	152,832	7,665
2014	142,490	6,100
2015	87,108	3,850
Thereafter	199,543	10,734
Net minimum lease payments	$886,280	43,632

Time Charters-in:

Dollars in thousands at December 31, 2010	Amount	Operating Days
2011	$198,355	9,813
2012	137,010	6,808
2013	83,230	4,854
2014	77,106	4,686
2015	69,348	4,232
Thereafter	118,079	7,216
Net minimum lease payments	$683,128	37,609

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use.

Certain of these charters also provide the Company with renewal and purchase options.

During the third quarter of 2010, the Company took delivery of the Overseas Kythnos, a newbuild International Flag Handysize Product Carrier, which commenced a bareboat charter-in with a term of approximately five years. OSG entered into negotiations to purchase this vessel and in connection therewith placed $37,500,000 into escrow, subject to the satisfaction of certain contract conditions. In late-October 2010, OSG completed the purchase of the Overseas Kythnos and the bareboat charter-in was canceled. Payments required under the bareboat charter were recognized in charter hire expense and the related payment obligation was credited against the $37,500,000 deposit.

On December 11, 2009, the Company entered into an agreement with American Shipping Company ASA (“AMSC”) and Aker Philadelphia Shipyard ASA (“APSI), and certain of their affiliates and other related parties (collectively “Aker”). In connection with such agreement, OSG agreed to purchase two U.S. Flag Handysize Product Carriers (Overseas Cascade and Overseas Chinook). These vessels were previously subject to bareboat charters-in, with terms of ten years commencing upon each vessel’s delivery. In addition, the agreement provides that if certain conditions are satisfied by Aker, the charter-in terms of the other ten Product Carriers constructed by, or to be constructed by, APSI will be extended to a period of ten years from December 11, 2009. These conditions had not been met as of December 31, 2010.

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

2010 Annual Report	101

During the third quarter of 2009, the Company terminated the time charter-in of a VLCC as a result of the vessel owner's breach of the underlying charter party agreement. Accordingly, the Company recognized the remaining unamortized balance of the gain, $16,617,000, which was deferred at the time of the sale and charter back of such vessel in 2006. This gain was reduced by a reserve of $2,744,000 established against certain receivables due from the vessel owner. The time charter-in was originally scheduled to end in September 2013.

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

2.             Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at December 31, 2010	Amount	Revenue Days
2011	$245,619	6,168
2012	153,656	2,884
2013	113,549	1,962
2014	75,015	1,213
2015	13,389	182
Net minimum lease payments	$601,228	12,409

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs  for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $13,026,000 (2011), $13,324,000 (2012) and $6,302,000 (2013), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price. The largest COA in the Delaware Bay lightering trade is excluded from the table above because the minimum annual revenues for that contract cannot be reasonably estimated. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future. Two of the Company’s vessels were chartered out to a company that filed for bankruptcy in January 2011. These charters, which were canceled in February 2011, represent $12,200,000 of the 2011 minimum future revenues reflected in the table above. It is unlikely that the Company will be able to replace these time charters at comparable levels in the spot market.

3.	Office space:

The future minimum commitments under lease obligations for office space are as follows:

In thousands at December 31, 2010
2011	$4,689
2012	4,677
2013	4,694
2014	3,973
2015	3,444
Thereafter	16,469
Net minimum lease payments	$37,946

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $5,013,000 in 2010, $5,737,000 in 2009 and $5,531,000 in 2008.

102	Overseas Shipholding Group, Inc.

NOTE P—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2010, the Maritrans Plan is the only domestic defined benefit pension plan in existence. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multi-employer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multi-employer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

The Company also has obligations outstanding under an unfunded, nonqualified supplemental defined benefit pension plan, which was terminated in December 2005, to five former employees entitled to deferred benefits and two retirees currently in receipt of benefits.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position.

Certain subsidiaries make contributions to jointly managed (Company and union) multi-employer pension plans covering seagoing personnel. The Company’s contributions to such plans during 2010, 2009 and 2008 were not material. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multi-employer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of such plans, the Company believes that any withdrawal liabilities as of December 31, 2010 are not material. Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of these plans were not material during the three years ended December 31, 2010.

Postretirement Benefit plans

The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents. The health care plan for shore-based employees and their dependents and seagoing licensed deck officers and their dependents is contributory, while the life insurance plan for all employees is noncontributory.  In general, postretirement medical coverage is provided to employees hired prior to January 1, 2005 who retire and have met minimum age and service requirements under a formula related to total years of service. The Company no longer provides prescription drug coverage to its retirees or their beneficiaries, once they reach age 65. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the health care and life insurance benefits at any time.

Included in accumulated other comprehensive income/(loss) at December 31, 2010 are the following amounts that have not yet been recognized in net periodic cost: unrecognized transition obligation of $45,000 ($28,000 net of tax), unrecognized prior service costs of $1,161,000 ($935,000 net of tax) and unrecognized actuarial losses $9,145,000 ($6,304,000 net of tax). The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive income/(loss) and expected to be recognized in net periodic cost during the year ended December 31, 2011 is $20,000 ($13,000 net of tax), $76,000 ($43,000 net of tax) and $239,000 ($163,000 net of tax), respectively.

2010 Annual Report	103

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension benefits		Other benefits
In thousands at December 31,	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$40,862	$45,756	$5,485	$4,076
Cost of benefits earned (service cost)	—	—	223	205
Interest cost on benefit obligation	2,212	2,235	295	223
Amendments	—	—	(639)	—
Actuarial losses/(gains)	1,605	(4,399)	170	1,130
Benefits paid	(2,219)	(2,730)	(132)	(149)
Benefit obligation at year end	42,460	40,862	5,402	5,485
Change in plan assets:
Fair value of plan assets at beginning of year	26,752	22,540	—	—
Actual return on plan assets	3,361	5,602	—	—
Employer contributions	2,359	1,265	—	—
Benefits paid	(2,143)	(2,655)	—	—
Fair value of plan assets at year end	30,329	26,752	—	—
Funded (unfunded) status at December 31	$(12,131)	$(14,110)	$(5,402)	$(5,485)

The unfunded benefit obligations for the Company’s pension and postretirement benefit plans are included in deferred income taxes and other liabilities in the consolidated balance sheet.

Information for domestic defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

In thousands at December 31,	2010	2009
Projected benefit obligation	$42,460	$40,862
Accumulated benefit obligation	42,460	40,862
Fair value of plan assets	30,329	26,752

	Pension benefits			Other benefits
In thousands for the year ended December 31,	2010	2009	2008	2010	2009	2008
Components of expense:
Cost of benefits earned	$—	$—	$—	$223	$205	$147
Interest cost on benefit obligation	2,212	2,235	2,262	295	223	227
Expected return on plan assets	(1,796)	(1,451)	(2,086)	—	—	—
Amortization of prior-service costs	—	—	—	(240)	(240)	(240)
Amortization of transition obligation	—	—	—	20	20	20
Recognized net actuarial loss	25	375	18	91	22	35
Net periodic benefit cost	$441	$1,159	$194	$389	$230	$189

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits		Other benefits
At December 31,	2010	2009	2010	2009
Discount rate	5.25%	5.50%	5.25%	5.50%
Rate of future compensation increases	—	—	—	—

The selection of a discount rate for the Maritrans Plan for all reporting periods between 2006 and December 31, 2008, was based on the assumption that the plan would be terminated and all eligible participants would receive insurance company annuities when all necessary approvals were obtained. The Company, however, has not secured such insurance annuities, due largely to the impact of historically low long-term interest rates on the cost of obtaining such annuities. Accordingly, at December 31, 2010 and 2009, the Company used a discount rate which it believed as of such dates, to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan.

104	Overseas Shipholding Group, Inc.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2010	2009	2008	2010	2009	2008
Discount rate	5.50%	5.00%	5.25%	5.50%	5.75%	6.00%
Expected (long-term) return on plan assets	6.75%	6.75%	6.75%	—	—	—
Rate of future compensation increases	—	—	—	—	—	—

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 8% for 2011 over the actual 2010 rates, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2014. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

In thousands	1% increase	1% decrease
Effect on total of service and interest cost components in 2010	$111	$(84)
Effect on postretirement benefit obligation as of December 31, 2010	$842	$(658)

Expected benefit payments are as follows:

In thousands	Pension benefits	Other benefits
2011	$2,119	$180
2012	2,201	195
2013	2,198	206
2014	2,275	221
2015	2,409	223
Years 2016—2020	13,760	1,392
	$24,962	$2,417

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets at December 31, 2010, by asset category are as follows:

Description	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities
Cash and cash equivalents	$1,230	$1,230
Equity securities:
U.S. companies	14,352	14,352
International companies	6,101	6,101
Mutual funds (1)	3,372	3,372
U.S. Treasury securities	3,277	3,277
Mortgage-backed securities	1,997	1,997
Total	$30,329	$30,329

(1) The mutual fund investments are invested in intermediate term bonds of government and government sponsored entities.

The Maritrans Plan has historically utilized a strategic asset allocation investment strategy that maintains a targeted allocation of 65% equity and 35% fixed income. The allocation is rebalanced periodically after considering anticipated benefit payments.

The Company contributed $2,359,000, $1,265,000 and $683,000 to the Maritrans Plan in 2010, 2009, and 2008, respectively. The Company expects that its contribution in 2011 to the Maritrans Plan will be approximately $1,783,000, which includes its required contribution and amounts necessary to prevent the plan from being subject to benefit restrictions.

2010 Annual Report	105

Employee Savings Plans

The Company also has defined contribution plans covering all eligible U.S. employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. The Company’s contributions to the plan during each of the three years ended December 31, 2010 were not material. All contributions to the plans are at the discretion of the Company.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company. This plan provides for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2010 and 2009 was $13,158,000 and $11,699,000, respectively, and are included in deferred income taxes and other liabilities in the consolidated balance sheets.

NOTE Q—OTHER INCOME/(EXPENSE):

Other income consists of:

In thousands for the year ended December 31,	2010	2009	2008
Investment income:
Interest	$1,294	$3,092	$13,087
Dividends	29	31	1
Losses on sale of securities and other investments and write-down of securities	(753)	(3,287)	(1,284)
	570	(164)	11,804
Loss on repurchases of debt	—	—	(6,934)
Income/(loss) on derivative transactions	276	1,672	(33,774)
Miscellaneous—net	201	164	57
	$1,047	$1,672	$(28,847)

There were no sales transactions relating to available-for-sale securities during 2010. Proceeds from sales of available-for-sale securities were $159,000 and $7,342,000 during the years ended December 31, 2009 and 2008, respectively. Gross realized gains on such sales that were included in income before income taxes for 2008 were $144,000. Gross realized losses on such sales were $253,000 in 2009 and $1,428,000 in 2008.

Based on a number of factors, including the magnitude of the drop in market value below the Company’s cost basis and the length of time that the decline had been sustained, management concluded that the decline in fair value of certain securities with an aggregate cost basis of $6,188,000 in 2009, was other-than-temporary. Accordingly, during 2009, the Company recorded an impairment loss aggregating $5,151,000 in the accompanying consolidated statement of operations. During 2010, in accordance with the Company’s accounting policy (see Note A), the Company recorded additional impairment losses aggregating $656,000.

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

106	Overseas Shipholding Group, Inc.

NOTE S—RELATED PARTY TRANSACTIONS:

Effective April 1, 2008, OSG entered into time charter agreements with a subsidiary, OSG America L.P. for the charter-out of the Liberty/M 300 and the OSG Constitution/OSG 400 at fixed daily rates. The agreement assigned the charter contracts on these two ATBs to OSG America L.P. The terms of each of the charters ended simultaneously with the completion of each unit’s lightering service, which was in December 2008 for the Liberty/M 300 and was expected to occur in 2009 for the OSG Constitution/OSG 400. On October 10, 2008, OSG converted the time charter agreement on the OSG Constitution/OSG 400 to a bareboat charter agreement. In addition, also effective April 1, 2008, the Company entered into time charter agreements with OSG America L.P. to charter-in five vessels, three of which were employed by OSG America L.P. in the spot market (two ATBs, the OSG Columbia/OSG 242 and the OSG Independence/OSG 243, and one Product Carrier, the Overseas New Orleans) and two Product Carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their then current time charters in 2009. The charter-in of the Overseas Philadelphia did not start because its then current charter was extended. All five of these charter-in agreements were at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s then current charter and ending on or about December 31, 2009. See Note C.   At the time of the agreement, management believed that the fixed daily rates in the above charter-in agreements were at rates that approximated market rates.

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

Investment in Affiliated Companies	$74,595,000
Liability to Euronav NV	75,000,000
Carrying Amount of Vessel and Deferred Drydock Expenditures	(96,252,000)
Gain on Disposal of Vessel	(53,343,000)

NOTE U—2010 AND 2009 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Results of Operations for Quarter Ended (in thousands, except per share amounts)	March 31,	June 30,	Sept. 30,	Dec. 31,
2010
Shipping revenues	$269,754	$283,903	$259,928	$232,025
Loss/(gain) on disposal of vessels, net of impairments	2,256	25,295	1,722	(615)
Income/(loss) from vessel operations	4,393	(17,221)	(15,521)	(50,946)
Net loss	(9,353)	(37,857)	(31,754)	(55,279)
Net loss attributable to Overseas Shipholding Group, Inc.	(9,353)	(37,857)	(31,754)	(55,279)
Basic net loss per share	$(0.34)	$(1.26)	$(1.06)	$(1.83)
Diluted net loss per share	$(0.34)	$(1.26)	$(1.06)	$(1.83)
2009
Shipping revenues	$324,804	$282,656	$243,576	$242,582
Gain/(loss) on disposal of vessels, net of impairments	129,863	(2,568)	830	(639)
Income/(loss) from vessel operations	128,545	799	(16,199)	(36,015)
Net income/(loss)	123,262	(7,821)	(21,929)	(22,365)
Net income/(loss) attributable to Overseas Shipholding Group, Inc.	121,750	(8,794)	(19,624)	(23,162)
Basic net income/(loss) per share	$4.53	$(0.33)	$(0.73)	$(0.86)
Diluted net income/(loss) per share	$4.53	$(0.33)	$(0.73)	$(0.86)

2010 Annual Report	107

NOTE V—CONTINGENCIES:

The Internal Revenue Service (“IRS”) has proposed the imposition of penalties totaling approximately $3,500,000 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question, and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company expects it will have to pay all or a portion of the assessed penalties in order to formally file suit for a refund. The Company believes, based on the merits of the case, that the likelihood of an unfavorable judgment is more than remote but less than probable. Accordingly, no provisions have been made in the Company’s financial statements for a potential loss as of December 31, 2010 as the Company does not believe there is any one amount within the range of likely losses (from nil to $3,500,000) that is a better estimate than another.

108	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Overseas Shipholding Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in equity present fairly, in all material respects, the financial position of Overseas Shipholding Group, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP /s/
New York, New York
March 1, 2011

2010 Annual Report	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Overseas Shipholding Group, Inc.

We have audited the accompanying consolidated statements of operations, cash flows, and changes in equity of Overseas Shipholding Group, Inc. and subsidiaries for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations, cash flows, and changes in equity of Overseas Shipholding Group, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young
New York, New York
February 26, 2009

110	Overseas Shipholding Group, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS
OVER FINANCIAL REPORTING

To the Stockholders
Overseas Shipholding Group, Inc.

In accordance with Rule 13a-15(f) of the Securities Exchange Act of 1934, the management of Overseas Shipholding Group, Inc. and its subsidiaries (the “Company”) is responsible for the establishment and maintenance of adequate internal controls over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management has performed an assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010 based on the provisions of Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal controls over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, who audited the 2010 financial statements included in the Annual Report, has audited and reported on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010 as stated in their report which appears elsewhere in this Annual Report.

February 25, 2011

OVERSEAS SHIPHOLDING GROUP, INC.

By:	/s/ Morten Arntzen
Morten Arntzen
President,
Chief Executive Officer

By:	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President,
Chief Financial Officer and Treasurer

2010 Annual Report	111

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

(b)	Management’s report on internal controls over financial reporting.

Management’s report on internal controls over financial reporting, which appears elsewhere in this Annual Report, is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

112	Overseas Shipholding Group, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2010 with respect to the Company’s equity (stock) compensation plans, all of which have been approved by the Company’s shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,543,206	$50.75	3,068,631	*

*
Consists of 3,029,602 shares eligible to be granted under the Company’s 2004 stock incentive plan and 39,029 shares eligible to be purchased pursuant to the Company’s 2000 Employee Stock Purchase Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2011Annual Meeting of Stockholders.

2010 Annual Report	113

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2010, 2009 and 2008..

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

4(c)(1)
Indenture dated as of March 29, 2010, between the Registrant and the Bank of New York Mellon, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4(c)(2)	Form of 8 1/8% Senior Notes due 2018 of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

114	Overseas Shipholding Group, Inc.

4(d)(1)
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

4(d)(2)
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

2010 Annual Report	115

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

*10(iii)(h)
2004 Stock Incentive Plan of the Registrant as amended and restated as of June 2, 2010 (filed on April 30, 2010 as Appendix A to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference).

*10(iii)(i)
Form of Amended and Restated Change of Control Protection Agreement dated as of December 31, 2008 with each of three executive officers (filed as Exhibit 10.4 to the  Registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(j)
Form of Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer (filed as Exhibit 10.3 to the  Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference), as amended by a Letter Agreement dated as of May 24, 2010 between the Registrant and the executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2010 and incorporated herein by reference).

116	Overseas Shipholding Group, Inc.

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

*10(iii)(o)
Notice of Eligibility effective as of May 24, 2010 in favor of an executive officer (filed as Exhibit 10.2 to the  Registrant’s Current Report on Form 8-K dated July 26, 2010 and incorporated herein by reference).

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

*10(iii)(x)
Agreement dated September 11, 2006 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

*10(iii)(y)
Enhanced Severance Plan for Employees Level 21-23 effective as of January 1, 2009 (filed as Exhibit 10(iii)(z) to the  Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(z)
Executive Performance Incentive Plan dated June 1, 2004 (filed on April 28, 2004 as Appendix B to the  Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference), as amended by Amendment No. 1 dated as of June 10, 2008 (filed as Exhibit 99 to the  Registrant’s Current Report on Form 8-K dated June 10, 2008 and incorporated herein by reference).

10(iii)(aa)
Stock Ownership Guidelines for Senior Management Employees Level 21 and Above (filed as Exhibit 99.1 to the  Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

2010 Annual Report	117

10(iii)(bb)	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

10(iii)(cc)	Form of Performance Award (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference).

**21	List of subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm of the Registrant.

**23.2	Consent of Independent Registered Public Accounting Firm of the Registrant.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

118	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011

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

Name	Date

/s/ Morten Arntzen	February 25, 2011
Morten Arntzen, Principal
Executive Officer and Director

/s/ Myles R. Itkin	February 25, 2011
Myles R. Itkin, Principal
Financial Officer and
Principal Accounting Officer

/s/ G. Allen Andreas, III	February 25, 2011
G. Allen Andreas, III, Director

/s/ Alan R. Batkin	February 25, 2011
Alan R. Batkin, Director

/s/ Thomas B. Coleman	February 25, 2011
Thomas B. Coleman, Director

/s/ Charles A. Fribourg	February 25, 2011
Charles A. Fribourg, Director

/s/ Stanley Komaroff	February 25, 2011
Stanley Komaroff, Director

/s/ Solomon N. Merkin	February 25, 2011
Solomon N. Merkin, Director

/s/ Joel I. Picket	February 25, 2011
Joel I. Picket, Director

2010 Annual Report	119

Name	Date
February 25, 2011
/s/ Ariel Recanati
Ariel Recanati, Director

/s/ Oudi Recanati	February 25, 2011
Oudi Recanati, Director

/s/ Thomas F. Robards	February 25, 2011
Thomas F. Robards, Director

/s/ Jean-paul vettier	February 25, 2011
Jean-Paul Vettier, Director

/s/ Michael J. Zimmerman	February 25, 2011
Michael J. Zimmerman, Director

120	Overseas Shipholding Group, Inc.

EXHIBIT INDEX

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2010, 2009 and 2008..

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

4(a)(3)
Form of 83/4% Debentures due December 1, 2013 of the Registrant (filed as Exhibit 4(b)(3) to the  Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

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

4(c)(1)
Indenture dated as of March 29, 2010, between the Registrant and the Bank of New York Mellon, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4(c)(2)	Form of 8 1/8% Senior Notes due 2018 of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

2010 Annual Report	121

4(d)(1)
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

4(d)(2)
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

122	Overseas Shipholding Group, Inc.

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

*10(iii)(h)
2004 Stock Incentive Plan of the Registrant as amended and restated as of June 2, 2010 (filed on April 30, 2010 as Appendix A to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference).

*10(iii)(i)
Form of Amended and Restated Change of Control Protection Agreement dated as of December 31, 2008 with each of three executive officers (filed as Exhibit 10.4 to the  Registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(j)
Form of Amended and Restated Change of Control Agreement dated as of December 31, 2008 with an executive officer (filed as Exhibit 10.3 to the  Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference), as amended by a Letter Agreement dated as of May 24, 2010 between the Registrant and the executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2010 and incorporated herein by reference).

2010 Annual Report	123

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

*10(iii)(o)
Notice of Eligibility effective as of May 24, 2010 in favor of an executive officer (filed as Exhibit 10.2 to the  Registrant’s Current Report on Form 8-K dated July 26, 2010 and incorporated herein by reference).

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

*10(iii)(x)
Agreement dated September 11, 2006 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

*10(iii)(y)
Enhanced Severance Plan for Employees Level 21-23 effective as of January 1, 2009 (filed as Exhibit 10(iii)(z) to the  Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(z)
Executive Performance Incentive Plan dated June 1, 2004 (filed on April 28, 2004 as Appendix B to the  Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference), as amended by Amendment No. 1 dated as of June 10, 2008 (filed as Exhibit 99 to the  Registrant’s Current Report on Form 8-K dated June 10, 2008 and incorporated herein by reference).

124	Overseas Shipholding Group, Inc.

10(iii)(aa)
Stock Ownership Guidelines for Senior Management Employees Level 21 and Above (filed as Exhibit 99.1 to the  Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

10(iii)(bb)	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

10(iii)(cc)	Form of Performance Award (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference).

**21	List of subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm of the Registrant.

**23.2	Consent of Independent Registered Public Accounting Firm of the Registrant.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

2010 Annual Report	125