Form 10-Q
period 2011-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2011-05-05
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2011

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
Common Shares outstanding as of May 2, 2011 – 30,466,447

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	March 31, 2011,	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$257,681	$253,649
Short-term investments	20,047	20,047
Voyage receivables, including unbilled of $132,414 and $118,695	170,576	160,993
Other receivables, including income taxes recoverable	59,827	99,611
Inventories, prepaid expenses and other current assets	74,687	60,577
Total Current Assets	582,818	594,877
Vessels and other property, including construction in progress of $737,825 and $806,818, less accumulated depreciation of $774,284 and $756,988	3,218,736	3,195,383
Vessels held for sale	—	3,305
Deferred drydock expenditures, net	43,109	46,827
Total Vessels, Deferred Drydock and Other Property	3,261,845	3,245,515

Investments in Affiliated Companies	277,185	265,096
Intangible Assets, less accumulated amortization of $30,740 and $29,444	81,842	83,137
Goodwill	9,589	9,589
Other Assets	53,563	42,889
Total Assets	$4,266,842	$4,241,103

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$127,126	$129,178
Current installments of long-term debt	50,844	44,607
Total Current Liabilities	177,970	173,785
Long-term Debt	2,010,130	1,941,583
Deferred Gain on Sale and Leaseback of Vessels	31,297	40,876
Deferred Income Taxes and Other Liabilities	273,961	274,716
Total Liabilities	2,493,358	2,430,960

Equity:
Overseas Shipholding Group, Inc.’s Equity	1,773,484	1,810,143
Total Equity	1,773,484	1,810,143
Total Liabilities and Equity	$4,266,842	$4,241,103

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Shipping Revenues:
Pool revenues, including $21,478 and $23,461 received from companies accounted for by the equity method	$77,217	$108,584
Time and bareboat charter revenues	60,456	65,546
Voyage charter revenues	125,995	95,624
	263,668	269,754
Operating Expenses:
Voyage expenses	57,106	39,893
Vessel expenses	69,409	64,074
Charter hire expenses	95,350	90,614
Depreciation and amortization	42,308	41,926
General and administrative	24,468	26,829
Shipyard contract termination recoveries	—	(231)
Loss on disposal of vessels, including impairments in 2010	868	2,256
Total Operating Expenses	289,509	265,361
(Loss)/ Income from Vessel Operations	(25,841)	4,393
Equity in Income/(Loss) of Affiliated Companies	5,642	(2,298)
Operating (Loss)/Income	(20,199)	2,095
Other Income/(Expense)	1,824	(146)
	(18,375)	1,949
Interest Expense	(17,739)	(12,294)
Loss before Income Taxes	(36,114)	(10,345)
Income Tax Benefit	1,556	992
Net Loss	$(34,558)	$(9,353)

Weighted Average Number of Common Shares Outstanding:
Basic	30,210,882	27,760,420
Diluted	30,210,882	27,760,420
Per Share Amounts:
Basic net loss	$(1.15)	$(0.34)
Diluted net loss	$(1.15)	$(0.34)
Cash dividends declared	$0.4375	$0.4375
See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(34,558)	$(9,353)
Items included in net loss not affecting cash flows:
Depreciation and amortization	42,308	41,926
Amortization of deferred gain on sale and leasebacks	(9,580)	(10,613)
Amortization of debt discount and other deferred financing costs	782	659
Loss on write-down of vessels	—	3,607
Compensation relating to restricted stock and stock option grants	2,451	2,740
Deferred income tax (benefit)/provision	(1,055)	(1,118)
Unrealized gains on forward freight agreements and bunker swaps	(688)	(54)
Undistributed earnings of affiliated companies	(1,104)	7,791
Deferred payment obligations on charters-in	1,284	1,172
Other – net	1,096	(659)
Items included in net loss related to investing and financing activities:
(Gain)/loss on sale of securities and other investments – net	(431)	458
Loss/(gain) on disposal of vessels – net	868	(1,351)
Payments for drydocking	(2,863)	(1,945)
Changes in operating assets and liabilities	11,945	(47,472)
Net cash provided by/(used in) operating activities	10,455	(14,212)
Cash Flows from Investing Activities:
Long-term investments	(13,406)	—
Disposal of short-term investments	—	50,000
Proceeds from sales of investments	960	190
Expenditures for vessels	(63,653)	(112,054)
Proceeds from disposal of vessels	8,737	—
Expenditures for other property	(320)	(568)
Distributions from/(Investments in and advances to) affiliated companies – net	556	(92,251)
Shipyard contract termination payments	—	(839)
Other – net	47	1,351
Net cash used in investing activities	(67,079)	(154,171)
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	—	158,155
Decrease in restricted cash	—	7,945
Purchases of treasury stock	(824)	(1,281)
Issuance of debt, net of issuance costs	84,541	289,789
Payments on debt	(9,902)	(407,947)
Cash dividends paid	(13,384)	(11,809)
Issuance of common stock upon exercise of stock options	225	374
Other – net	—	(1,138)
Net cash provided by financing activities	60,656	34,088
Net increase/(decrease) in cash and cash equivalents	4,032	(134,295)
Cash and cash equivalents at beginning of year	253,649	474,690
Cash and cash equivalents at end of period	$257,681	$340,395

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2011	$44,291	$403,601	$2,279,822	13,880,753	$(840,683)	$(76,888)	$1,810,143
Net Loss			(34,558)				(34,558)
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						(190)	(190)
Effect of Derivative Instruments						9,778	9,778
Effect of Pension and Other Postretirement Benefit Plans						(157)	(157)
Comprehensive Income/(Loss)							(25,127)
Cash Dividends Declared			(13,384)				(13,384)
Issuance of Restricted Stock Awards		(940)		(74,118)	940		—
Compensation Related to Options Granted		781					781
Amortization of Restricted Stock Awards		1,670					1,670
Options Exercised and Employee Stock Purchase Plan		147		(6,282)	78		225
Purchases of Treasury Stock				22,788	(824)		(824)
Balance at March 31, 2011	$44,291	$405,259	$2,231,880	13,823,141	$(840,489)	$(67,457)	$1,773,484

Balance at January 1, 2010	$40,791	$262,117	$2,465,949	13,933,435	$(840,238)	$(60,764)	$1,867,855
Net Loss			(9,353)				(9,353)
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						384	384
Effect of Derivative Instruments						(6,861)	(6,861)
Effect of Pension and Other Postretirement Benefit Plans						(694)	(694)
Comprehensive Loss							(16,524)
Cash Dividends Declared			(11,809)				(11,809)
Issuance of Common Stock	3,500	154,655					158,155
Issuance of Restricted Stock Awards		(810)		(70,748)	810		—
Compensation Related to Options Granted		994					994
Amortization of Restricted Stock Awards		1,746					1,746
Options Exercised and Employee Stock Purchase Plan		217		(12,313)	157		374
Purchases of Treasury Stock				25,046	(1,281)		(1,281)
Balance at March 31, 2010	$44,291	$418,919	$2,444,787	13,875,420	$(840,552)	$(67,935)	$1,999,510

*     Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of March 31, 2011.
**   Amounts are net of tax.
See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note A — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
Dollars in thousands	2011	2010
Net loss	$(34,558)	$(9,353)
Common shares outstanding, basic:
Weighted average shares outstanding, basic	30,210,882	27,760,420
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	30,210,882	27,760,420
Dilutive equity awards	—	—
Weighted average shares outstanding, diluted	30,210,882	27,760,420

Awards of 1,842,289 and 1,736,224 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and have been included in the computation of earnings per share pursuant to the two-class method.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three months ended March 31, 2011 and 2010 follows:

	International
	Crude	Product
In thousands	Tankers	Carriers	Other	U.S.	Totals
Three months ended March 31, 2011:
Shipping revenues	$103,705	$77,864	$4,036	$78,063	$263,668
Time charter equivalent revenues	88,810	45,271	4,036	68,445	206,562
Depreciation and amortization	17,688	9,044	1,450	14,126	42,308
Loss on disposal of vessels	(73)	(65)	—	(730)	(868)
Income/(loss) from vessel operations	2,705	(9,617)	(110)	6,517	(505)
Equity in income of affiliated companies	3,732	—	1,454	456	5,642
Investments in affiliated companies at March 31, 2011	220,489	3,855	52,359	482	277,185
Total assets at March 31, 2011	1,912,635	862,982	61,110	1,077,025	3,913,752
Expenditures for vessels	3,731	25,331	—	34,591	63,653
Payments for drydockings	2,270	264	—	329	2,863

Three months ended March 31, 2010:
Shipping revenues	150,477	65,422	1,935	51,920	269,754
Time charter equivalent revenues	132,132	50,121	1,935	45,673	229,861
Depreciation and amortization	18,399	8,946	1,537	13,044	41,926
Adjustment to shipyard contract termination costs	—	—	—	231	231
Gain/(loss) on disposal of vessels	(55)	63	—	1,343	1,351
Loss on write-down of vessels	—	—	—	3,607	3,607
Income/(loss) from vessel operations	36,702	1,314	(137)	(4,632)	33,247
Equity in income/(loss) of affiliated companies	(4,216)	—	1,633	285	(2,298)
Investments in affiliated companies at March 31, 2010	212,011	1,350	57,782	327	271,470
Total assets at March 31, 2010	1,917,528	788,554	66,835	932,838	3,705,755
Expenditures for vessels	55,693	31,870	—	24,491	112,054
Payments for drydockings	200	134	15	1,596	1,945

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting (continued):

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended March 31,
In thousands	2011	2010
Time charter equivalent revenues	$206,562	$229,861
Add: Voyage expenses	57,106	39,893
Shipping revenues	$263,668	$269,754

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

Reconciliations of income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended March 31,
In thousands	2011	2010
Total (Loss)/income from vessel operations of all segments	$(505)	$33,247
General and administrative expenses	(24,468)	(26,829)
Shipyard contract termination recoveries	—	231
Loss on disposal of vessels, including impairments in 2010	(868)	(2,256)
Consolidated (loss)/income from vessel operations	(25,841)	4,393
Equity in income/(loss) of affiliated companies	5,642	(2,298)
Other income/(expense)	1,824	(146)
Interest expense	(17,739)	(12,294)
Loss before income taxes	$(36,114)	$(10,345)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

In thousands as of March 31,	2011	2010
Total assets of all segments	$3,913,752	$3,705,755
Corporate cash and securities, including Capital Construction Fund	277,728	381,103
Other unallocated amounts	75,362	121,041
Consolidated total assets	$4,266,842	$4,207,899

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels:

Purchase and Construction Commitments

As of March 31, 2011, the Company had remaining commitments for vessels to be wholly owned by the Company of $177,227,000 on non-cancelable contracts for the construction of eight vessels (two VLCCs, two Panamax Product Carriers, two Handysize Product Carriers, and two Aframaxes) and two tug boats. These vessels are scheduled for delivery between 2011 and 2013.

Vessel Impairments

During the first and second quarters of 2010, the Company recorded impairment charges totaling $3,607,000 and $25,176,000, respectively, to write-down a total of eight vessels to their estimated fair values. These write-downs covered (i) two single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf, (ii) four single-hulled U.S. Flag vessels, including one vessel for which an impairment charge was previously recorded in the third quarter of 2009, (iii) an older double-hulled U.S. Flag tanker with an inefficient gas turbine engine and (iv) a 1981-built U.S. Flag lightering ATB. The write-downs were the result of difficulties experienced in employing single-hulled vessels and changes in requirements for the Delaware Bay lightering business.

As of March 31, 2011, only two of the vessels (one of the single-hulled International flag Aframaxes and the 1981-built U.S. Flag lightering ATB) discussed in the preceding paragraph remained in the Company’s operating fleet; all four single-hulled U.S. Flag vessels, the older double-hulled U.S. Flag tanker and one of the two chartered-in single-hulled International Flag Aframaxes have been delivered to buyers. No additional information was identified during the quarter that would suggest that the assumptions used in the Company’s 2010 impairment analysis for the two unsold vessels have changed. Accordingly, no impairment test was performed on these vessels as of March 31, 2011. The Company also gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable and concluded that the current depressed charter rates in the International Tanker and Product Carrier markets were not an indicator that would warrant a test for impairment as of March 31, 2011.

Vessel Sales

During the quarter ended March 31, 2011, the Company delivered its two remaining single-hulled U.S. Flag Tankers to buyers. The Company recognized a gain of $1,070,000 on the sale of these vessels.

Vessel Acquisitions and Deliveries

There were no vessel acquisitions or newbuild deliveries during the quarter ended March 31, 2011, however the Company completed construction on a U.S. Flag ATB, which delivered on April 1, 2011. During the quarter ended March 31, 2010 the Company completed construction of one VLCC, one International Flag Handysize Product Carrier and one ATB.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2011, the Company had approximately a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to FSOs, one of which commenced service on January 5, 2010 and the other which commenced service on August 30, 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”) Joint Venture

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

The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture entered into a $500,000,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of March 31, 2011 and December 31, 2010, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $230,000 and $278,000, respectively. As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000,000 in cash collateral in consideration of the banks agreeing to waive, for a period that ended on November 30, 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000,000 as of January 21, 2010 and approximately $120,000,000 as of November 30, 2010. On December 1, 2010, the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the available balance to $120,000,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR (“London Interbank Offered Rate”). As a result of this amendment, cash collateral aggregating $111,000,000 was released to the joint venture partners in December 2010.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E – Equity Method Investments (continued):

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions that were being accounted for as cash flow hedges as of December 31, 2009. The interest rate swaps, covering notional amounts aggregating $418,597,000 and $439,622,000 as of March 31, 2011 and December 31, 2010, respectively, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. In the first quarter of 2010, as a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, amounts previously included in accumulated comprehensive income/(loss) and all subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of losses recognized in equity in income/(loss) from affiliated companies for the quarter ended March 31, 2011 and 2010 was $65,000 and $4,548,000, respectively. As of March 31, 2011 and December 31, 2010, the joint venture had a liability of $24,829,000 and $28,815,000, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $5,908,000 and $6,990,000, at March 31, 2011 and December 31, 2010, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions.

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swaps agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $812,611,000 and $819,987,000 at March 31, 2011 and December 31, 2010, respectively. These swaps are being accounted for as cash flow hedges. As of March 31, 2011 and December 31, 2010, the joint venture recorded a liability of $90,407,000 and $102,705,000, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $45,041,000 and $51,174,000 at March 31, 2011 and December 31, 2010, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended March 31,
In thousands	2011	2010
Shipping revenues	$81,800	$72,103
Ship operating expenses	(55,331)	(51,190)
Income from vessel operations	26,469	20,913
Other income/(expense)	(340)	(411)
Interest expense *	(15,650)	(27,006)
Net income/(loss)	$10,479	$(6,504)

* Interest is net of amounts capitalized in connection with vessel construction of nil and $509 for the three months ended March 31, 2011 and 2010, respectively.

Note F – Variable Interest Entities (“VIEs”):

As of March 31, 2011, the Company participates in five commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note E above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs as of March 31, 2011:

In thousands	Consolidated Balance Sheet
Investments in Affiliated Companies	$218,128
Deferred Income Taxes and Other Liabilities (1)	230

(1)           Represents the Company’s valuation of its several guaranty of the FSO joint venture’s outstanding debt at March 31, 2011.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at March 31, 2011:

In thousands	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Income Taxes and Other Liabilities	$230	$384,512

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F – Variable Interest Entities (continued):

In addition, as of March 31, 2011, the Company had approximately $22,937,000 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2011. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guaranty would first be reduced by the fair value of such FSOs.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010, other than derivatives, follow:

	March 31, 2011		December 31, 2010
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities)
Cash and cash equivalents	$257,681	$257,681	$253,649	$253,649
Short-term investments	20,047	20,047	20,047	20,047
Debt	(2,060,974)	(1,998,099)	(1,986,190)	(1,926,685)

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes, that reduce the Company’s exposure to changes in TCE revenue earned by some of its vessels operating in the spot market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. These contracts expired on various dates through September 30, 2010. The Company may from time to time enter into FFAs and bunker swaps for trading purposes to take advantage of short term fluctuations in the market.

Fuel Price Volatility Risk

The Company enters into stand alone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. In August 2010, the Company entered into an agreement with a counterparty to purchase 787 metric tons per month of fuel oil for $430 per metric ton through June 2011. In January 2011, the Company entered into two additional agreements with a counterparty to purchase 400 metric tons per month of fuel for $511 and $522 per metric ton, respectively. These contracts settle on a net basis at the end of each calendar month through September 2012, respectively, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. These swaps do not qualify as cash flow hedges for accounting purposes.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $311,356,000 at March 31, 2011 pursuant to which it pays fixed rates ranging from 3.3% to 4.7% and receives floating rates based on the three-month LIBOR (approximately 0.3% at March 31, 2011). These agreements contain no leverage features and have various final maturity dates ranging from March 2012 to August 2014.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. At March 31, 2011, the notional amounts of the foreign currency forward contracts aggregated approximately €4,000,000 settling monthly through May 2011. Such contracts qualify as cash flow hedges.

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

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
In thousands at March 31, 2011	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Other receivables, including income taxes recoverable	$—	Accounts payable, accrued expenses and other current liabilities	$(9,201)
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	(4,114)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	651	Accounts payable, accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments		$651		$(13,315)

Derivatives not designated as hedging instruments:

Bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$790	Accounts payable, accrued expenses and other current liabilities	$—
Long-term portion	Other assets	168	Deferred income taxes and other liabilities	—
Total derivatives not designated as hedging instruments		$958		$—

Total derivatives		$1,609		$(13,315)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

	Asset Derivatives		Liability Derivatives
In thousands at December 31, 2010	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Other receivables, including income taxes recoverable	$—	Accounts payable, accrued expenses and other current liabilities	$(9,852)

Long-term portion	Other assets	—	Deferred income taxes and other liabilities	(6,166)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	430	Accounts payable, accrued expenses and other current liabilities	(132)
Total derivatives designated as hedging instruments		$430		$(16,150)

Derivatives not designated as hedging instruments:

Bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$271	Accounts payable, accrued expenses and other current liabilities	$—
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	—
Total derivatives not designated as hedging instruments		$271		$—

Total derivatives		$701		$(16,150)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of cash flow hedging relationships on the balance sheet as of March 31, 2011 and December 31, 2010 follows:

	Amount of Derivative Gain or (Loss) Reclassified to Accumulated Other Comprehensive Income/(Loss) (Effective Portion)
In thousands	March 31, 2011	December 31, 2010

Interest rate swaps	$(60,759)	$(70,177)
Foreign currency contracts	651	291
Total	$(60,108)	$(69,886)

The effect of cash flow hedging relationships on the statement of operations for the quarter ended March 31, 2011 and 2010 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss)		Ineffective Portion
In thousands for quarter ended March 31, 2011	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

Interest rate swaps	Interest expense	$(1,272)	Interest expense	$—

Foreign currency contracts	General and administrative expenses	(49)	General and administrative expenses	(6)
Total		$(1,321)		$(6)

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss)		Ineffective Portion
In thousands for quarter ended March 31, 2010	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	Shipping revenues	$1,770	Shipping revenues	$—

Interest rate swaps	Interest expense	(1,377)	Interest expense	—

Foreign currency contracts	General and administrative expenses	(194)	General and administrative expenses	—
Total		$199		$—

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the three months ended March 31, 2011 and 2010 are as follows:

		Three Months Ended March 31,
In thousands	Location	2011	2010

FFAs and bunker swaps	Other income/(expense)	$1,042	$(68)

Fair Value Hierarchy

The following tables present the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

In thousands	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities) at March 31, 2011:
Trading marketable securities	$13,551	$13,551	(1)	$—
Available-for-sale marketable securities	$457	$457		$—
Derivative Assets	$1,609	$958	(2)	$651	(2)
Derivative Liabilities	$13,315	$—		$13,315	(3)

Assets/(Liabilities) at December 31, 2010:
Available-for-sale marketable securities	$646	$646		$—
Derivative Assets	$701	$271	(4)	$430	(4)
Derivative Liabilities	$(16,150)	$—		$16,150	(5)
(1) Included in other assets in the accompanying consolidated balance sheet
(2) Bunker swaps (asset of $958) and foreign currency contracts (asset of $651)
(3) Standard interest rate swaps
(4) Bunker swaps (asset of $271) and foreign currency contracts (asset of $430)
(5) Standard interest rate swaps (liability of $16,018) and foreign currency contracts (liability of $132)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At March 31, 2011, the Company did not hold collateral related to its derivative transactions. At March 31, 2011, the Company had issued a $1,000,000 letter of credit related to its derivative activities.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note H — Debt:

Debt consists of the following:

In thousands as of	March 31, 2011	December 31, 2010
$1.8 billion unsecured revolving credit facility	$830,000	$807,000
8.125% notes due 2018, net of unamortized discount of $3,772 and $3,907	296,228	296,093
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $32 and $34	73,236	73,234
Floating rate secured term loans, due through 2023	715,510	663,863
	2,060,974	1,986,190
Less current portion	50,844	44,607
Long-term portion	$2,010,130	$1,941,583

In February 2011, the maximum amount the Company can borrow under its $1,800,000,000 unsecured revolving credit facility decreased by $150,000,000 in accordance with the terms of the credit agreement.

In January 2011, the Company borrowed $61,548,000 under its secured credit facility with the Export-Import Bank of China to finance the construction of a VLCC.

As of March 31, 2011, the Company had unused long-term credit availability of approximately $819,000,000, which reflects $1,000,000 of letters of credit issued principally in connection with collateral requirements for derivative transactions.

The weighted average effective interest rate for debt outstanding at March 31, 2011 and December 31, 2010 was 3.6% and 3.8%, respectively. Such rates take into consideration related interest rate swaps.

On March 29, 2010, the Company issued $300,000,000 principal amount of senior unsecured notes at a discount pursuant to a Form S-3 shelf registration filed March 22, 2010. The notes are due in March 2018 and have a coupon of 8.125%. The Company received proceeds of approximately $289,745,000, after deducting underwriting discounts and expenses. Approximately $44,000 of additional expenses were recognized subsequent to March 31, 2010. The Company used the net proceeds to reduce the outstanding indebtedness under its unsecured revolving credit facility.

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties). Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations. In addition, the financing agreements impose operating restrictions and establish minimum financial covenants, including limitations on the amount of total borrowings and secured debt and provide for acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants. Failure to comply with any of the covenants in the financing agreements could also result in a default under those agreements and under other agreements containing cross-default provisions. The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of March 31, 2011.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note H — Debt (continued):

As of March 31, 2011, 17 vessels, including two that are under construction, representing approximately 30% of the net book value of the Company’s vessels, are pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $27,795,000 and $15,051,000 for the three months ended March 31, 2011 and 2010, respectively.

Note I — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as its share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures was required to date in 2011 or at any time in 2010. As of March 31, 2011, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,400,000,000, including $119,000,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $840,000,000.

The components of the income tax (benefits)/provisions follow:

	Three Months Ended March 31,
In thousands	2011	2010
Current	$(501)	$126
Deferred	(1,055)	(1,118)
	$(1,556)	$(992)

At December 31, 2010, the Company had a reserve of approximately $4,943,000 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than “more likely than not.” There was no material change in the reserve during the three months ended March 31, 2011.

Note J — Capital Stock and Stock Compensation:

On March 9, 2010, pursuant to a Form S-3 shelf registration, the Company sold 3,500,000 shares of its common stock at a price of $45.33 per share. The Company received net proceeds of $158,266,000, after deducting expenses. Approximately $111,000 of expenses recognized in the first quarter of 2010 were reversed subsequent to March 31, 2010.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note J — Capital Stock and Stock Compensation (continued):

Restricted Common Stock, Performance related Restricted Stock Units and Options

During the three months ended March 31, 2011 and 2010, the Company awarded a total of 82,544 and 71,008 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the three months ended March 31, 2011 and 2010 was $34.90 and $43.40 per share, respectively (the market price at date of grant).

During the three months ended March 31, 2011 and 2010, the Company also granted a total of 54,329 and 44,142, respectively, performance related restricted stock units to certain of its employees, including senior officers. Each performance unit represents a contingent right to receive a variable number of shares of common stock of the Company, based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the three-year period over which the performance goals are measured. The performance units have no voting rights and may not be transferred or otherwise disposed of until they vest. Dividends will be paid in the form of additional performance units when the performance period expires and are conditioned upon the attainment of the performance goals. The estimated weighted average grant-date fair value of the performance stock units awarded during the three months ended March 31, 2011 and 2010 was $40.19 and $52.43 per share, respectively. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants.

Stock Options

During the quarter ended March 31, 2011 and 2010, options covering 176,312 and 141,988 shares, respectively, were granted at the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the three months ended March 31, 2011 and 2010 was $34.90 and $43.40 per share, respectively (the market price at date of grant). The grant date fair value of options granted during the three months ended March 31, 2011 and 2010 was $10.04 and $13.53 per share, respectively.

Note K — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

In thousands as of	March 31, 2011	December 31, 2010
Unrealized gains on available-for-sale securities	$75	$265
Unrealized losses on derivative instruments	(60,108)	(69,886)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(7,424)	(7,267)
	$(67,457)	$(76,888)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note K — Accumulated Other Comprehensive Income/(Loss) (continued):

Included in accumulated other comprehensive income/(loss) at March 31, 2011 are the following amounts that have not yet been recognized in net periodic cost: unrecognized transition obligation of $44,000 ($29,000 net of tax), unrecognized prior service costs of $1,470,000 ($955,000 net of tax) and unrecognized actuarial losses of $9,908,000 ($6,440,000 net of tax).

 Note L — Leases:

1.	Charters-in:

As of March 31, 2011, the Company had commitments to charter in 49 vessels all of which are, or will be, accounted for as operating leases. Twenty one are bareboat charters and 28 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:
Dollars in thousands at March 31, 2011	Amount	Operating Days
2011	$114,886	5,755
2012	153,304	7,686
2013	152,832	7,665
2014	142,490	6,100
2015	87,108	3,850
Thereafter	199,543	10,734
Net minimum lease payments	$850,163	41,790

Time Charters-in:
Dollars in thousands at March 31, 2011	Amount	Operating Days
2011	$154,912	8,011
2012	147,179	7,535
2013	93,380	5,548
2014	77,976	4,745
2015	69,348	4,232
Thereafter	118,079	7,216
Net minimum lease payments	$660,874	37,287

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

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Dollars in thousands at March 31, 2011	Amount	Revenue Days
2011	$188,398	4,567
2012	174,929	3,616
2013	123,789	2,438
2014	75,693	1,259
2015	15,650	212
Net minimum lease payments	$578,459	12,092

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs  for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $9,770,000 (2011), $13,364,000 (2012) and $6,302,000 (2013), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price. The largest COA in the Delaware Bay lightering trade is excluded from the table above because the minimum annual revenues for that contract cannot be reasonably estimated. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Two of the Company’s vessels were chartered out to a company that filed for bankruptcy in January 2011. These charters were canceled in February 2011. The Company has filed claims against the charterer for unpaid charter-hire and damages for estimated losses that will be incurred as a result of not being able to replace the time charters at comparable levels in the spot market.

Note M — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the three months ended March 31, 2011 and 2010.

The Company expects that its required contributions in 2011 with respect to its domestic defined benefit pension plan will be approximately $1,348,000, of which $582,000 was funded during the three months ended March 31, 2011.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note N — Other Income/(Expense):

Other income/(expense) consists of:
	Three Months Ended March 31,
In thousands	2011	2010
Investment income:
Interest and dividends	$313	$333
Gain/(loss) on sale of securities and other investments	431	(458)
	744	(125)
Gain/(loss) on derivative transactions	1,042	(68)
Miscellaneous — net	38	47
	$1,824	$(146)

Note O—Contingencies:

The Internal Revenue Service (“IRS”) imposed penalties totaling approximately $3,600,000 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question, and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company will have to pay the assessed penalties in order to formally file suit for a refund. As of March 31, 2011, the Company has received and recorded $437,000 in penalties. Such amounts are included in other receivables in the accompanying consolidated balance sheet. The Company believes, based on the merits of the case, that the likelihood of an unfavorable judgment is more than remote but less than probable. Accordingly, no provisions have been made in the Company’s financial statements for a potential loss as of March 31, 2011 as the Company does not believe there is any one amount within the range of likely losses (from nil to $3,600,000) that is a better estimate than another.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of March 31, 2011 consisted of 108 vessels aggregating 11.0 million dwt and 864,800 cbm, including 47 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 108 vessels, charters-in for 2 vessels are scheduled to commence upon delivery of the vessels in 2011 and nine newbuilds are scheduled for delivery between 2011 and 2013, bringing the total operating and newbuild fleet to 119 vessels.

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

Overview

Average spot rates for all crude oil tanker segments during the first quarter of 2011 were lower than the first quarter of 2010, ranging from a 9% decline in the Panamax sector to over a 50% decline in the Suezmax, Aframax and VLCC vessel categories. Rates for Product Carriers were, however, approximately 3% above rates in the first quarter of 2010. Relative to the fourth quarter of 2010, first quarter 2011 spot rates improved significantly in the VLCC, Panamax and Product Carrier segments, but declined in the Suezmax and Aframax vessel categories.

Geopolitical events that unfolded in North Africa and the Middle East followed by the devastating earthquake and tsunami in Japan dominated the oil and tanker markets during the first quarter of 2011. Civil unrest that began in North Africa led to regime changes in Tunisia and Egypt.  The February outbreak of civil war in Libya, a key OPEC oil producing country, disrupted oil production that supplied about 1.7% of the world’s oil energy demand and needed to be replaced from other sources. Political tensions in the Middle East continued to mount during the first quarter, with violent demonstrations occurring in Bahrain and Yemen, posing a potential threat to nearby Saudi Arabia, OPEC's largest oil producer. On March 11, a magnitude 9.0 earthquake struck off the coast of Sendai, Japan and triggered a tsunami that resulted in damage to refineries, power grids, oil and gas-fired power generating plants and nuclear facilities. It is feared that attacks on Nigeria's oil infrastructure could increase in the weeks and months ahead following presidential elections that were held there in early April. All of these events have resulted in crude oil prices increasing to over $100 per barrel during the first quarter of 2011 with the Brent oil benchmark rising to over $120 per barrel.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The general increase in the price of oil during the first quarter of 2011 resulted in an increase in bunker prices of approximately 25%. Bunker fuel prices at Rotterdam and Singapore increased from $502 per ton and $522 per ton at the beginning of this year to $620 per ton and $658 per ton, respectively at March 31, 2011.The higher bunker fuel costs were not fully recoverable in the tanker marketplace and thus had an adverse impact on rates realized during the first quarter of 2011.

Tanker rates in the first quarter of 2011 were adversely influenced by the continuation of inventory drawdowns that began in the fourth quarter of 2010. The decline in inventories of approximately 60 million barrels (650,000 b/d) in OECD areas during the fourth quarter of 2010 was the largest in the past three years. Stock levels in OECD countries continued to fall in the first quarter of 2011 as commercial inventories declined by over 40 million barrels in the U.S. and by about 10 million barrels in Japan. The inventory drawdown was used to partially meet first quarter 2011 demand and somewhat offset the loss of Libyan crude oil in the marketplace.

Crude oil tanker tonnage increased 4.2% during 2010 and by 2.1% in the first quarter of 2011.  Additionally, a significant number of crude tankers used to store clean products in the first half of 2010 began to reenter the trading fleet in the second half of 2010.  As of March 31, 2011, only 37 crude tankers were still being used to store clean products compared with 60 tankers as of the end of March 2010. The increase in the crude tanker fleet during 2010 combined with a decline in the number of tankers storing clean products also adversely impacted first quarter 2011 crude tanker rates compared with the first quarter of 2010.

Product Carrier rates in the first quarter improved slightly compared with the first quarter of 2010 despite a 1% increase in tonnage in the 29,000 to 53,000 dwt sector. There were additional product movements, primarily diesel, from the U.S. Gulf Coast to Latin America and Europe that supported rates toward the end of the first quarter.

The International Energy Agency (“IEA”) estimated world oil demand during the first quarter of 2011 to be 88.8 million b/d, an increase of 2.3 million b/d (2.6%) compared with the first quarter of 2010. Approximately 85% of the demand increase was in non-OECD areas, including a one million b/d, or 11% increase in China, a 330,000 b/d increase in the Middle East and increases of approximately 200,000 b/d in Latin America and 290,000 b/d in Other Asia. North America accounted for all of the 330,000 b/d increase in demand in OECD countries as Japan’s oil demand declined, largely as a result of the natural disasters that occurred there in March.

First quarter OPEC production averaged almost 30.0 million b/d, or 720,000 b/d more than the first quarter of 2010. Production in the months of January and February were just over 30 million b/d, the first time OPEC production surpassed 30.0 million b/d since the fourth quarter of 2008. OPEC production in the Middle East increased by over one million b/d compared with same timeframe of last year but was offset by lower production levels in Libya and Angola. West African production also remained relatively unchanged as lower production in Angola due to maintenance activities was offset by an increase in Nigerian production.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Libyan oil production in the first quarter was about 1.1 million b/d or about 500,000 b/d below its production level at the beginning of the year. In March, Libya's production averaged only about 450,000 b/d. To compensate for the Libyan shortfall, Saudi Arabia announced that it was going to increase its crude oil production from its spare producing capacity. Saudi Arabian crude oil production reached 8.9 million b/d in March and was expected to exceed 9.0 million b/d in April.

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended March 31,
	2011	2010
Average	$14,200	$45,300
High	$51,500	$93,900
Low	$(6,300)	$13,500
* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the first quarter of 2011 averaged $14,200 per day, 69% below those in the first quarter of 2010 and approximately 30% higher than those in the fourth quarter of 2010. Lower first quarter 2011 rates compared with the same timeframe of last year were primarily due to an increase in tonnage. VLCC tonnage rose by approximately 3% during 2010, with a further net increase of seven vessels during the first quarter of 2011 as 16 deliveries were offset by nine deletions. In addition, there was only one VLCC storing clean product as of the end of the first quarter compared with eight at the end of the first quarter of 2010.

Rerouting cargoes during the first quarter to avoid attacks from Somali pirates resulted in additional travel days and tonne-mile demand that helped to bolster rates. At least ten vessels of all types, including one VLCC were hijacked in the first quarter of 2011 compared with 49 in all of 2010.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The civil war in Libya significantly reduced the amount of light sweet crude oil available in the marketplace and tightened overall oil demand and supply fundamentals. The most immediate impact was felt by Mediterranean refiners with minimal upgrade capacity that cannot economically process heavy sour crudes and must primarily use light sweet crude oil as throughput. The increased competition in the marketplace for light sweet crude oil resulted in a widening in the cost spread between light sweet crude oil (Brent, Libyan, West African crudes) and heavy sour crudes (Middle Eastern, Mexican Maya) that impacted supply patterns. Additionally, market uncertainty in other OPEC countries, such as Nigeria, Iraq, Iran and Saudi Arabia, resulted in a market risk premium on the price of Brent crude as it averaged over $100 per barrel during the first quarter of 2011. The Brent forward curve is presently in backwardation, which precludes holding inventory in floating storage and provides the incentive to further reduce inventory levels.

The increase in premiums for Atlantic Basin sweet crude oils relative to medium and heavy sour crudes from the Middle East has led Asian refiners to switch to shorter-haul Middle East crudes. This has resulted in a reduction of approximately 9% in seaborne movements from West Africa to China compared with the first quarter of 2010. The reduction in these long-haul movements were, however, offset by a 20% increase in Middle East to China exports and by a 30% increase in movements from South America to China.

The earthquake and tsunami, which struck Japan in March, resulted in the immediate shutdown of approximately 2.0 million b/d of refining capacity.  While most of this refining capacity was restarted by the end of March, approximately 700,000 b/d of capacity remained offline as of April. About 90% (3.3 million b/d) of Japan’s crude oil requirements in 2010 was sourced from the Middle East and carried on VLCCs. To the extent that refining capacity remains shut down, second quarter of 2011 rates could be adversely impacted.

Overall refinery utilization levels in the U.S. in the first quarter of 2011 increased to 83.3% from 81.4% in the first quarter of 2010. Long-haul crude movements basically remained unchanged relative to the first quarter one year ago as imports from the Middle East and West Africa to the U.S. remained the same in both timeframes. The increase in refinery runs was instead a result of increased local oil production in the U.S.

Middle East OPEC members, specifically Saudi Arabia and Kuwait, raised production by approximately 400,000 b/d in the first quarter to compensate for lost Libyan crude oil supplies and to meet increased oil demand. This incremental production will be sent both East and West, especially to refiners with upgrade refining capacity that can profitably process medium and heavy sour crudes to manufacture low sulfur clean products (Ultra Low Sulfur Diesel and Gasoline).

The number of VLCCs in service as of March 31, 2011 was 537 vessels (163.2 million dwt), including 17 single hull tankers.  This represents a 2.2% increase in tonnage during the first quarter of 2011. The VLCC orderbook totaled 174 vessels (54.7 million dwt) at March 31, 2011, equivalent to approximately 34% of the existing VLCC fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended March 31,
	2011	2010
Average	$15,100	$30,500
High	$31,100	$64,000
Low	$2,000	$16,400

* Based on West Africa to U.S. Gulf Coast

Rates for Suezmaxes during the first quarter of 2011 averaged $15,100 per day, approximately 50% less than the corresponding year ago quarter and 12% less than the fourth quarter of 2010. Weaker rates relative to a year ago mainly reflected an increase in the size of the Suezmax fleet and higher bunker costs.

Seaborne exports to the U.S. from Brazil increased approximately 5% in the first quarter of 2011. Shipments of Brazilian crude to the U.S. have been increasing lately as new deepwater production has come onstream. It is forecast that production in Brazil will increase by approximately 180,000 b/d in 2011 compared with 2010 with most of the incremental production exported either to the U.S. on Suezmax tankers or to China on VLCCs.

Less-than usual weather related delays in the Bosporus Straits and a decline in the number of Suezmax tankers storing clean products (only one tanker at end of March 2011 compared with four at the end of March 2010) released tonnage back into the market and adversely impacted rates.

Suezmax rates began to recover in March due in part to supply pattern changes resulting from the reduction in Libyan crude oil in the marketplace. European refineries that typically relied on receiving significant volumes of Libyan crude on Aframaxes began to source alternative supplies with similar characteristics from longer-haul Suezmax loading areas, such as West Africa.

Crude oil production in Angola declined in the first quarter of 2011 by over 200,000 b/d relative to a year ago, largely due to technical problems experienced in its deepwater production blocks.  Maintenance activities in both the Dalia field system and the Greater Plutonio complex were expected to result in further production declines in April.

The world Suezmax fleet at March 31, 2011 increased by 2.3% to 420 vessels (64.6 million dwt) during the quarter, including 11 single hull tankers. The Suezmax orderbook of 149 vessels (23.1 million dwt) at March 31, 2011 represented 36% of the existing Suezmax fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended March 31,
	2011	2010
Average	$9,800	$22,000
High	$37,500	$41,000
Low	$500	$11,300
*Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the first quarter of 2011 averaged $9,800 per day, down 55% from the first quarter of 2010 and 31% from the fourth quarter of 2010.

The key event impacting the Aframax sector during the first quarter of 2011 was a decline in Libyan oil production, from 1.6 million b/d in January to 450,000 b/d in March, due to the outbreak of a civil war in that country.  Prior to the conflict, Libya exported approximately 1.1 million b/d of crude oil, of which 900,000 b/d was shipped in Aframax tankers to short-haul European destinations (primarily Italy, France and Spain) and approximately 200,000 b/d went to Asia, primarily to China. Aframax rates peaked early in the crisis as tankers entering Libya demanded higher rates to lift cargoes. Additionally, severe icing in the Baltic increased demand for ice-class vessels and had a favorable influence on rates for Aframaxes trading in the North Sea. These positive factors were offset by a decrease of 230,000 b/d in North Sea production that resulted in less crude shipments to North America.

The lack of cargoes from Libya made it necessary for Aframaxes to seek employment elsewhere. The disruption to Libyan supplies significantly increased the cost for light sweet crude oil and constricted refining margins at European refineries with minimal upgrade capacity. Refinery maintenance activity, which peaked in March, was heavy during the first quarter in Europe, minimizing the effect of reduced Libyan availability. Some refiners prolonged their turnarounds into April given the poor economics of running light sweet crude oil on simple refining capacity. Therefore, refining runs in the Mediterranean during the second quarter of 2011 could be lower than those of last year, which would require additional product imports (i.e., diesel) into Europe during this period.

Refinery maintenance in the U.S. averaged about 1.6 million b/d during the first quarter of 2011, in line with the five-year average. Maintenance at U.S. Gulf Coast facilities peaked in February and represented about 11% of refining capacity in this area. This reduced demand for short-haul crude movements from the Caribbean to the U.S. during the first quarter. Peak maintenance activities were largely completed by the end of the first quarter and refineries will require additional imported crudes as runs increase over the next two quarters.

The world Aframax fleet reached 888 vessels (93.9 million dwt) at March 31, 2011, an increase of approximately 1% since the beginning of the year. The 888 vessels include 30 single hull tankers. The Aframax orderbook was 128 vessels (14.1 million dwt) at March 31, 2011, representing 15% of the existing Aframax fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes - Crude and Residual Oil*
	Three Months Ended March 31,
	2011	2010
Average	$14,800	$16,300
High	$30,000	$24,900
Low	$0	$3,500

*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual fuel oil averaged $14,800 per day during the first quarter of 2011, 9% lower than the first quarter of 2010 but 41% above the fourth quarter of 2010.

During the first quarter of 2011, Panamax rates were supported by the startup of Valero’s Aruba refinery and by the unanticipated downtime of a catalytic cracking unit at the Hovensa refinery in St. Croix. The Aruba refinery, after being shut down in 2010, recommenced operations in February 2011, generating an increase in feedstock demand in the Caribbean as well as producing Vacuum Gas Oil (VGO), which was exported to both the U.S. West and Gulf Coasts. The shutdown of the Hovensa catalytic cracking unit resulted in increased volumes of VGO feedstock that were transported to other areas in Latin America, as well as North America. Additionally, fuel oil imports into the U.S. during the first quarter of 2011 amounted to 420,000 b/d, an increase of about 10% compared with the same timeframe in 2010.

Panamax rates for the first quarter of 2011 fell to their lowest levels in the mid-February but then began to increase. Weather conditions on the West Coast and in the Gulf of Mexico resulted in both congestion and severe delays causing charterers to scramble to secure vessels. Panamax rates in March reached above $20,000 per day.

The world Panamax fleet totaled 451 tankers (31.8 million dwt) at March 31, 2011, a net increase in tonnage of 4.4% during the first quarter. The orderbook of 87 vessels (6.3 million dwt) at March 31, 2011 represented approximately 20% of the existing Panamax fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended March 31,
	2011	2010
Average	$9,900	$9,600
High	$18,900	$17,400
Low	$700	$4,900
*Based on 60% trans-Atlantic and 40% Caribbean movements to the U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $9,900 per day during the first quarter of 2011, 3% and 53% above rates in the first and fourth quarters of 2010, respectively.

Product Carrier rates were buoyed in the first quarter by a significant increase in products exported from the U.S. Exports of diesel, primarily from U.S. Gulf Coast refineries, averaged approximately 775,000 b/d, an increase of over 80% compared with the first quarter of 2010. Products were exported primarily to South America (Brazil, Argentina, and Chile) and Europe, increasing tonne-mile demand.

There was also a significant increase in diesel imports into China, which reached approximately 500,000 b/d during the first quarter, an increase of about 40% over the same year ago period.

Nigeria increased its imports of gasoline in the first quarter, a large portion of which is being held offshore in ships, effectively removing tonnage from the marketplace. Nigeria is storing gasoline as a precaution against possible insurgent attacks on its oil infrastructure in the aftermath of its presidential election.

Japan has historically exported clean products, primarily diesel, to markets in Singapore, Australia and Latin America. In the aftermath of the earthquake, Japan is expected to become an importer of products, especially diesel to support the reconstruction effort. Changing product trade flows will impact all areas of the world. Diesel crack spreads, which have widened throughout Asia, will likely result in reduced product movements from Asia to Europe and Latin America. The loss of Libyan crudes could cause a reduction in refining runs in Europe, exacerbating the diesel deficit situation there. As refining maintenance in the U.S. ends and the spread between light sweet crude and heavy sour crude widens, refiners with upgrade capacity could increase runs of heavy sour crudes and be able to export middle distillates to both Latin America and Europe. Continued product exports from the U.S. Gulf Coast would provide support to Product Carrier rates.

The world Product Carrier fleet in the 29,000 to 53,000 dwt range increased by approximately 1% during the first quarter of 2011 and reached 1,534 vessels (66.5 million dwt) at March 31, 2011, including 117 single hull vessels. The orderbook stood at 229 vessels (10.8 million dwt) at March 31, 2011, equivalent to approximately 16% of the existing Handysize fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges (“ATBs”)

	Average Spot Market TCE Rates
	Three Months Ended March 31,
	2011	2010
45,000 dwt Tankers	$35,500	$34,300
30,000 dwt ATBs	$22,600	$23,300

Rates for Jones Act Product Carriers and ATBs averaged $35,500 per day and $22,600 per day, respectively, during the first quarter of 2011. Relative to the first quarter of 2010, rates for Product Carriers were up 3.5% while rates for ATBs were down approximately 3%. Utilization rates were higher in the first quarter of 2011 for both Jones Act Product Carriers and ATBs compared with the same year-ago period when there were eight vessels in lay-up.

U.S. Gulf Coast refinery utilization rates increased from 81.1% during the first quarter of 2010 to 84.7% in the first quarter of 2011, increasing the availability of oil product cargoes. In addition to an increase in middle distillate product exports, there was an increase in gasoline shipments from Gulf Coast refineries to Brownsville, Texas, which were then shipped via pipeline into Mexico. Two tankers were also chartered for shipments from the U.S. Gulf Coast to the U.S. West Coast during the first quarter, the first time such movements have occurred in six months. Rates were also buoyed as the number of Jones Act Product Carriers declined by about 12%, from 66 in the first quarter of 2010 to 58 in the first quarter of 2011. Fuel costs rose significantly, however, especially for diesel, which is the primary fuel source for ATBs. The increased fuel costs were not recoverable from charterers and resulted in a slight reduction in first quarter 2011 rates for ATBs compared with the same quarter of 2010.

The Jones Act Product Carrier fleet of tankers, ATBs and ITBs (“Integrated Tug Barges”) declined by three ships during the first quarter of 2011. There was one new delivery, which will be used to shuttle crude oil from deepwater production in the Gulf of Mexico to onshore facilities. The addition was offset as four vessels were scrapped, including two older double hull tankers.

The Jones Act Product Carrier orderbook for deliveries scheduled through 2015 consisted of nine tankers and barges in the 160,000 to 420,000 barrel size range at March 31, 2011. During this period, a total of six vessels should be retired in accordance with OPA 90 phase-out regulations and one double-hull vessel will reach 35 years of age during this period and likely become commercially obsolete.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Outlook

World GDP is forecast by the IEA to increase by approximately 4.4% in 2011 following an increase of 5% in 2010. Economic recovery continues in all industrialized countries, with the U.S. expected to grow 2.8%, Japan by 1.4% and Europe by 1.6% in 2011.  GDP in developing countries in 2011 is forecast to grow at a rate of 6.5%, led by an increase of 9.6% in China and 8.2% in India.

The IEA currently forecasts that world oil demand in 2011 will average 89.4 million b/d, an increase of 1.6%, or 1.4 million b/d, from 2010. Demand in the second, third and fourth quarters of 2011 is forecast to average 88.4 million b/d, 90.0 million b/d and 90.2 million b/d, respectively, reflecting increases of 1.6%, 1.5% and 0.9%, respectively, relative to the same year ago quarters.

Refinery runs in the U.S. in the second quarter are expected to exceed those of the first quarter as scheduled maintenance winds down and seasonal demand for transportation fuels increases. Second quarter refinery runs in Japan are expected to decline as refining capacity damaged by the earthquake and tsunami will not be fully operable and as its  crude oil demand therefore declines from first quarter 2011 levels. Refinery runs in China during the second quarter are forecast to be slightly higher than the first quarter when runs averaged about 9.0 million b/d. It has been reported that Other Asian refiners have deferred second quarter maintenance activities to later in the year to take advantage of current higher refining margins and wider product crack spreads resulting from the events that occurred in Japan and Libya.

The world crude tanker fleet is forecast to grow by approximately 7% in 2011 and the Product Carrier fleet is forecast to grow by approximately 4.5%. It is anticipated that most, if not all, of the remaining single hull vessels in the trading fleet will be scrapped in 2011. It is likely that a sizable number of newbuildings initially planned for 2011 delivery will be delayed or cancelled as shipowners and shipyards continue to experience financing problems.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Results from Vessel Operations:

During the first quarter of 2011, results from vessel operations decreased by $30,234,000 to a loss of $25,841,000 from income of $4,393,000 in the first quarter of 2010. This decrease reflects the impact of the quarter-over-quarter decline in TCE revenues coupled with increases in vessel and charter hire expenses offset by decreases in general and administrative expenses and losses related to vessel sales, shipyard contract termination costs and impairment charges.

During the first quarter of 2011, TCE revenues decreased by $23,299,000, or 10%, to $206,562,000 from $229,861,000 in the first quarter of 2010 due to lower average daily TCE rates earned by the Company’s International Flag vessel classes, which reflects increased exposure to earnings from depressed spot markets (approximately 69% of the Company’s current quarter TCE revenues were derived from spot earnings compared with 64% in the first quarter of 2010), partially offset by increased TCE revenues in the U.S. Flag segment resulting from the 2010 deliveries of newbuild Jones Act Product Carriers, which are employed on time charters.

Vessel expenses increased by $5,335,000 to $69,409,000 during the first quarter of 2011 from $64,074,000 in the first quarter of 2010, principally as a result of changes in the U.S. Flag fleet. These changes included a full quarter of operating costs on bareboat chartered-in Jones Act Product Carriers that delivered during 2010, costs on the Overseas Puget Sound, which performed a grain voyage in the current quarter to position it for sale, and the Overseas Chinook, subsequent to the completion of its conversion to a shuttle tanker in March 2011. Charter hire expenses also increased by $4,736,000 to $95,350,000 in the first three months of 2011 from $90,614,000 in the comparable 2010 quarter, reflecting a 302 day increase in chartered-in days as a result of the additional time chartered-in International Flag Handyzise Product Carriers and bareboat chartered-in Jones Act Product Carriers delivered to the Company subsequent to the first quarter of 2010

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income/(loss) of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to loss before income taxes as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers (dollars in thousands)

	Three Months Ended March 31
	2011	2010
TCE revenues	$88,810	$132,132
Vessel expenses	(25,151)	(26,526)
Charter hire expenses	(43,266)	(50,505)
Depreciation and amortization	(17,688)	(18,399)
Income from vessel operations (a)	$2,705	$36,702
Average daily TCE rate	$20,615	$29,395
Average number of owned vessels (b)	26.0	25.6
Average number of vessels chartered-in under operating leases	22.5	25.2
Number of revenue days (c)	4,308	4,495
Number of ship-operating days:(d)
Owned vessels	2,340	2,300
Vessels bareboat chartered-in under operating leases	388	450
Vessels time chartered-in under operating leases	1,491	1,543
Vessels spot chartered-in under operating leases	145	272

(a)
Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs and gain/(loss) on disposal of vessels and impairment charges.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2011 and 2010, between spot and fixed earnings and the related revenue days. The Company entered into FFAs and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment, are reported together with time charters entered in the physical market under “2010 Fixed Earnings.” There were no synthetic time charter contracts outstanding during the first quarter of 2011. The information in this table is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended March 31,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$24,131	$—	$49,931	$49,511
Revenue days	1,272	—	915	338
Suezmaxes:
Average rate	$18,077	$—	$28,301	$—
Revenue days	324	—	231	—
Aframaxes:
Average rate	$18,131	$21,385	$20,669	$23,058
Revenue days	1,636	176	1,934	177
Panamaxes:
Average rate	$20,720	$17,318	$20,323	$18,926
Revenue days	450	360	450	360

During the first quarter of 2011, TCE revenues for the International Crude Tankers segment decreased by $43,322,000, or 33%, to $88,810,000 from $132,132,000 in the first quarter of 2010 principally reflecting decreases in average blended rates for VLCCs and Aframaxes, as well as 187 fewer revenue days.  The decline in average rates earned by the VLCCs reflects a reduction in fixed coverage from FFAs and related fuel bunker swaps as well as a rise in bunker fuel prices that could not be recovered from charterers. The decrease in revenue days is primarily attributable to the OSG Lightering business.  The resulting decline in TCE revenues for OSG Lightering was offset by declines in charter hire expense and depreciation and amortization such that OSG Lightering’s contribution to income from vessel operations for the International Crude Tankers segment improved by $937,000 quarter-over-quarter. The results for OSG Lightering in the first quarter of 2011 reflect the delivery to buyers in December 2010 of one double-sided Aframax, which had been chartered-in by the OSG Lightering business and poor returns achieved on a second double-sided Aframax.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Vessel expenses decreased by $1,375,000 to $25,151,000 in the first three months of 2011 from $26,526,000 in the first three months of 2010 reflecting a decrease in average daily vessel expenses of $436 per day. The decrease in average daily vessel expenses for the first three months of 2011 was primarily due to the timing of fees and services and lower damage repairs in the current period.  Charter hire expenses decreased by $7,239,000 to $43,266,000 in the first three months of 2011 from $50,505,000 in the first three months of 2010, reflecting 241 fewer chartered-in days in the current quarter, as well as substantially lower profit share payable to owners, due to lower TCE rates achieved on VLCCs and the double-sided Aframaxes in OSG Lightering. The decrease in days reflects a reduction in charter-in days in the OSG Lightering business, partially offset by an increase in time chartered-in Suezmax vessels during the quarter.

International Product Carriers (dollars in thousands)

	Three Months Ended March 31,
	2011	2010
TCE revenues	$45,271	$50,121
Vessel expenses	(16,957)	(16,066)
Charter hire expenses	(28,887)	(23,795)
Depreciation and amortization	(9,044)	(8,946)
Income/(loss) from vessel operations	$(9,617)	$1,314
Average daily TCE rate	$13,518	$17,610
Average number of owned vessels	16.0	13.4
Average number of vessels chartered-in under operating leases	21.5	18.5
Number of revenue days	3,349	2,846
Number of ship-operating days:
Owned vessels	1,440	1,205
Vessels bareboat chartered-in under operating leases	748	810
Vessels time chartered-in under operating leases	1,188	852

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2011 and 2010 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended March 31,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$19,279	$—	$18,914	$—
Revenue days	343	—	351	—
Handysize Product Carriers:
Average rate	$12,864	$14,322	$15,157	$21,217
Revenue days	2,623	355	1,423	982

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

During the first quarter of 2011, TCE revenues for the International Product Carriers segment decreased by $4,850,000, or 10%, to $45,271,000 from $50,121,000 in the first quarter of 2010. Spot days for the Handysize Product Carrier fleet as a percentage of total revenue days increased during the current quarter to 88% from 59% in the prior year’s quarter.  This shift combined with a reduction in average rates earned on the Handysize Product Carriers operating in the spot market, negatively impacted segment results.  Contributing to the increased spot market exposure was a bankruptcy filing by one of the Company’s charterers in January 2011. As a result, two vessels that the Company had time-chartered to this charterer entered the spot market in February. The increase in revenue days includes 337 time chartered-in days for the Handysize Product Carrier fleet. The decision to charter-in these vessels for medium to long-term periods was based on the Company’s positive view of fundamentals in the Product Carrier markets. Average spot earnings for these vessels in the first quarter of 2011, however, approximated their average daily charter-in rates.

Vessel expenses increased by $891,000 to $16,957,000 in the first quarter of 2011 from $16,066,000 in the first quarter of 2010, principally due to a 173 increase in owned and bareboat chartered-in days, which reflects an increase in owned Handysize Product Carriers.  The increase was partially offset by a $223 per day decrease in average daily vessel expenses which resulted from the timing of delivery of lubricating oils, stores and spares and related transportation costs.  Charter hire expenses increased by $5,092,000 to $28,887,000 in the first quarter of 2011 from $23,795,000 in the first quarter of 2010, due to a 274 day increase in chartered-in days during the current quarter, which was primarily attributable to an increase in time-chartered-in Handysize Product Carriers.

In 2005 the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). Each of the vessel owning companies receives an annual subsidy, which is $2,900,000 for 2010 and 2011, that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Other International (dollars in thousands)

	Three Months Ended March 31,
	2011	2010
TCE revenues	$4,036	$1,935
Vessel expenses	(671)	(535)
Charter hire expenses	(2,025)	—
Depreciation and amortization	(1,450)	(1,537)
Loss from vessel operations	$(110)	$(137)
Average daily TCE rate	$22,422	$21,500
Average number of owned vessels	1.0	1.0
Average number of vessels chartered in under operating leases	1.0	—
Number of revenue days	180	90
Number of ship-operating days:
Owned vessels	90	90
Vessels time chartered-in under operating leases	90	—

As of March 31, 2011, the Company operated two other International Flag vessels, a Pure Car Carrier and a LPG Carrier. The Pure Car Carrier, which is owned by the Company, is employed on a long-term charter. The LPG Carrier is chartered-in by the Company under a short-term charter that commenced in June 2010 and is due to expire in June 2011.

U. S. Segment (dollars in thousands)
	Three Months Ended March 31,
	2011	2010
TCE revenues	$68,445	$45,673
Vessel expenses	(26,630)	(20,947)
Charter hire expenses	(21,172)	(16,314)
Depreciation and amortization	(14,126)	(13,044)
Income/(loss) from vessel operations	$6,517	$(4,632)
Average daily TCE rate	$38,990	$34,039
Average number of owned vessels	13.9	14.9
Average number of vessels chartered in under operating leases	9.0	7.0
Number of revenue days	1,755	1,342
Number of ship-operating days:
Owned vessels	1,252	1,363
Vessels bareboat chartered-in under operating leases	810	630

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2011 and 2010 between spot and fixed earnings and the related revenue days

Three months ended March 31,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Handysize Product Carriers:
Average rate	$12,606	$49,924	$—	$45,599
Revenue days	72	893	—	618
ATBs:
Average rate	$24,186	$—	$22,349	$34,218
Revenue days	532	—	365	89
Lightering:
Average rate	$39,045	$—	$23,452	$—
Revenue days	258	—	270	—

During the first quarter of 2011, TCE revenues for the U.S. segment increased by $22,772,000, or 50%, to $68,445,000 from $45,673,000 in the first quarter of 2010. Since March 31, 2010, the Company has sold all four of its remaining single-hull Product Carriers and an older double hulled tanker with an inefficient gas turbine engine that was engaged in lightering. The Company broke out one ATB (OSG Honour/OSG 209) from lay-up in the fourth quarter of 2010, as supply/demand fundamentals in the U.S. market improved, and took delivery of two bareboat chartered-in and one owned newbuild Product Carrier during 2010 (including the Overseas Cascade, which completed conversion to a shuttle tanker in March 2010). Upon delivery from shipyards, all of these newbuild Product Carriers began operating under multi-year time charters with fixed rates that were agreed to before the start of the economic recession. The increase in TCE revenues also reflects an increase in Delaware Bay lightering volumes, which transported an average of 245,000 barrels per day during the quarter, representing a 20% increase over the prior year period. In the current quarter three vessels were in lay-up for a total of 196 days (only one ATB remained in lay-up as of March 31, 2011), while in the prior year’s quarter, six vessels were laid-up for a total of 520 days.

Vessel expenses increased by $5,683,000 to $26,630,000 in the first quarter of 2011 from $20,947,000 in the first quarter of 2010, due to the additions to the operating fleet discussed above. Charter hire expenses increased by $4,858,000 to $21,172,000 in the first quarter of 2011 from $16,314,000 in the first quarter of 2010, reflecting the delivery of the two bareboat chartered-in Jones Act Product Carriers referred to above. Depreciation and amortization increased by $1,082,000 to $14,126,000 from $13,044,000 which reflects the deliveries of the Overseas Cascade and OSG Vision/OSG 350 during 2010, partially offset by the impact of the vessel disposals discussed above.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses

During the first quarter of 2011, general and administrative expenses decreased by $2,361,000 to $24,468,000 from $26,829,000 in the first quarter of 2010 principally because of the following:

•	reduced compensation and benefits of approximately $883,000; and
•	lower legal and consulting costs totaling $1,590,000.

The first quarter of each year reflects payroll taxes and certain benefits attributable to the Company’s payment of the respective prior year’s cash incentive bonuses in the first quarter. Such payroll taxes and benefits, which are recognized in the period in which the cash incentive bonuses are paid rather than being spread over the year, amounted to approximately $900,000 in the first quarter of 2011.

Equity in Income of Affiliated Companies

During the first quarter of 2011, equity in results of affiliated companies increased by $7,940,000 to income of $5,642,000 from a loss of $2,298,000 in the first quarter of 2010. The increase resulted from the full quarter operations of the two FSO vessels that were converted from ULCCs, as well as the favorable changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. Results for the 2010 quarter were impacted adversely by delays in the conversion of the two ULCCs to FSOs. As a result of such delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered in the TI Oceania, a ULCC wholly owned by the Company, as a temporary replacement floating storage unit. Charter hire received from MOQ from early August 2009 through the vessel’s redelivery in January 2010 was substantially offset by liquidated damages payable by the joint venture to MOQ under the service contracts. The FSO Africa completed conversion in March 2010 and costs incurred subsequent thereto, including fuel costs incurred while at anchorage, have been reflected in profit and loss. The FSO Africa was idle from its delivery through August 30, 2010, at which time it commenced a three year service contract with MOQ. Because of MOQ’s notification that it was cancelling the service contract for the FSO Africa, the joint venture recorded a charge in the first quarter of 2010 attributable to the de-designation of interest rate swaps that were being accounted for as cash flow hedges. All subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of such charges recognized in equity in income/(loss) from affiliated companies for the quarter ended March 31, 2011 and 2010 was $65,000 and $4,548,000, respectively.

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

The following table summarizes OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of March 31, 2011 and 2010.

Three months ended March 31,	2011		2010
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	180	49.9%	180	49.9%
FSOs operating on long-term charter	90	50.0%	43	50.0%
ULCC operating as temporary FSO	—	—	11	50.0%
	270		234

Interest Expense:

The components of interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Interest before impact of swaps and capitalized interest	$17,291	$11,675
Impact of swaps	3,039	3,361
Capitalized interest	(2,591)	(2,742)
Interest expense	$17,739	$12,294

The Company’s issuance of $300,000,000 principal amount of 8.125% senior unsecured notes in March 2010 and use of the net proceeds to reduce amounts borrowed under the long-term revolving credit facility, resulted in an increase in interest expense for the three months ended March 31, 2011. The above increase was offset by the prepayment on July 1, 2010 of $42,174,000 of fixed rate term loans with a weighted average interest rate of 6%. Such prepayment was funded using funds borrowed under the long-term revolving credit facility.

Interest expense increased by $5,445,000 to $17,739,000 in the first quarter of 2011 from $12,294,000 in the first quarter of 2010 as a result of an increase in the rate paid on floating rate debt of 10 basis points to 1.4% from 1.3% in 2010 and the issuance of 8.125% senior unsecured notes, net of the impact of the prepayment of 6% term loans, described above, partially offset by a reduction in the average amount of variable debt outstanding of $71,069,000.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income Tax Benefit:

The income tax benefits for the three months ended March 31, 2011 and 2010 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflect the reversal of previously established deferred tax liabilities.

EBITDA:

EBITDA represents operating earnings before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net loss, as reflected in the condensed consolidated statements of operations, to EBITDA (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(34,558)	$(9,353)
Income tax benefit	(1,556)	(992)
Interest expense	17,739	12,294
Depreciation and amortization	42,308	41,926
EBITDA	$23,933	$43,875

Liquidity and Sources of Capital:

Working capital at March 31, 2011 was approximately $405,000,000 compared with $421,000,000 at December 31, 2010. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.

Net cash provided by operating activities in the first three months of 2011 approximated $10,455,000 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2011) compared with $14,000,000 used by operating activities in the first three months of 2010. Cash flows from operating activities in the current quarter reflect a $41,000,000 tax refund received in January 2011. Current financial resources are expected to be adequate to meet requirements in the next year.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities historically as a result of the exposure to highly cyclical tanker rates and more recently as a result of the impact of the downturn in the world economy on shipping markets. Spot (voyage) charter rates in 2011 and 2010 have been at depressed levels and opportunities to enter longer term time charters at satisfactory rates have been very limited. Therefore, expiring time charters and synthetic time charters (utilizing FFAs and bunker swaps) have been replaced at significantly lower TCE rates.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

In order to increase liquidity, the Company periodically evaluates transactions, which may result in either the sale or the sale and leaseback of certain vessels in its fleet. The Company continues to monitor and evaluate the timing of repurchases of stock under its share buyback program. Because of weakness in the financial and credit markets there is currently a greater focus on maintaining cash balances and liquidity. The Company continually reviews the amount of its regular quarterly dividend to determine whether it is sustainable at current levels as part of its strategy to provide growth in returns to stockholders while maintaining a strong balance sheet. Future dividends, similar to the stock repurchase program, will be evaluated as part of managing the balance sheet and cash.

The Company has a $1,800,000,000 seven-year unsecured revolving credit agreement maturing in 2013 with a group of banks. Borrowings under this facility bear interest at a rate based on LIBOR. On February 9, 2011, the availability under the unsecured revolving credit agreement decreased by $150,000,000. Accordingly, as of March 31, 2011, OSG had $1,650,000,000 of long-term unsecured credit availability, of which approximately $830,000,000 had been borrowed and an additional $1,000,000 had been used for letters of credit. The unsecured revolving credit facility matures as follows: $150,000,000 (2012) and $1,500,000,000 (2013).

The current financial resources available under the unsecured credit facility are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. The availability under the unsecured credit facility plus cash on hand should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short and medium term.

In January 2011, Standard & Poor’s downgraded the Company’s long-term corporate credit rating and the rating on the Company’s senior unsecured debt from BB- to B with a stable outlook. In March 2011, Moody’s downgraded the Company’s long-term corporate credit rating and the rating on the Company’s senior unsecured debt from Ba2 to B1 and from Ba3 to B2, respectively, and changed its ratings outlook from negative to stable. Both agencies attributed the downgrades to declines in the Company’s revenue and earnings resulting from the prolonged weakness in the tanker markets and increases in the Company’s leverage. Further increases in debt, whether from share repurchases, acquisitions or additional charter-in commitments could result in additional downgrades as could a protracted downturn in freight rates. The downgrades do not impact any of the existing financial covenants contained in the Company’s debt agreements, which do not contain ratings triggers, nor do they increase the Company’s current cost of funds, but could increase the cost of future borrowings it seeks to negotiate.

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of March 31, 2011 and projects continued compliance over the next twelve months. Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,162,748,000, of which $837,693,000 was nonrecourse to the Company.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG through long-term secured bank financing and partner loans. The joint venture entered into a $500,000,000 credit facility, which was secured by the service contracts, to partially finance the acquisition of the two ULCCs and the cost of conversion. As a result of the cancellation of the service contract of the FSO Africa, on December 1, 2010, the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the available balance to $120,000,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR. As a result of this amendment, cash collateral aggregating $111,000,000 (previously posted by the joint venture partners in January 2010) was released to the joint venture partners in December 2010. Approximately $325,056,000 was outstanding under this facility as of March 31, 2011, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $418,597,000 as of March 31, 2011, pursuant to which it pays fixed rates of 3.9% and receives floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026,000 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions covering notional amounts aggregating approximately $812,611,000 as of March 31, 2011, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of March 31, 2011 follows (in thousands):
In thousands	Balance of 2011	2012	2013	2014	2015	Beyond 2015	Total
Debt (1)	$79,345	$125,723	$1,015,155	$114,164	$95,609	$1,091,669	$2,521,665
Operating lease obligations (2)
Bareboat Charter-ins	114,886	153,304	152,832	142,490	87,108	199,543	$850,163
Time Charter-ins (3) (4)	154,912	147,179	93,380	77,976	69,348	118,079	$660,874
Construction contracts (5)	106,956	33,638	36,633	—	—	—	$177,227

Total	$456,099	$459,844	$1,298,000	$334,630	$252,065	$1,409,291	$4,209,929

(1)
Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,521,267 as of March 31, 2011 have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at March 31, 2011 of 0.3%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $311,356 at March 31, 2011 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.1%.

(2)
As of March 31, 2011, the Company had charter-in commitments for 49 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

(3)
The Company estimates that its obligations under these time charter-in contracts expressed on a bareboat charter-in equivalent basis would be reduced to $98,714 (2011), $90,298 (2012), $53,495 (2013), $44,289 (2014), $39,359 (2015) and $66,585 (2016 and thereafter), an aggregate reduction of $268,134. The Company estimated the bareboat equivalent charter-in obligations, by adjusting the applicable daily time charter-in rate by the daily average vessel operating expenses for the Company’s different vessel classes in 2010.

(4)
The time charter-in commitments for the balance of 2011 includes $5,544,000 for a vessel that was arrested in February 2011. The vessel was placed off-hire immediately after the arrest. Charter hire payments will not resume until the vessel becomes available for use.

(5)	Represents remaining commitments under shipyard construction contracts or estimates thereof, excluding capitalized interest and other construction costs.

OSG has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management’s interest-rate outlook at various times. These agreements contain no leverage features and have various final maturity dates from March 2012 to August 2014.

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

Form 10-Q

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

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For these contracts, which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss. As of March 31, 2011, the Company has recorded an asset of $651,000 related to the fair values of these contracts, which settle monthly between April 2011 and May 2011 and cover approximately €2,000,000 per month.

OSG's management regularly reviews the strategic decision with respect to the appropriate ratio of spot charter revenues to fixed rate charter revenues taking into account its expectations about spot and time charter forward rates. Decisions to modify fixed rate coverage are implemented in either the physical markets through changes in time charters or in the FFA markets, thus managing the desired strategic position while maintaining flexibility of ship availability to customers. OSG enters into Forward Freight Agreements and bunker swaps with an objective of economically hedging risk. The Company enters into FFAs and bunker swaps as economic hedges, some of which qualify as cash flow hedges for accounting purposes, seeking to reduce its exposure to changes in the spot market rates earned by some of its vessels in the normal course of its shipping business. By using FFAs and bunker swaps, OSG manages the financial risk associated with fluctuating market conditions. FFAs and bunker swaps generally cover periods ranging from one month to one year and involve contracts entered into at various rates with the intention of offsetting the variability of the TCE earnings from certain of the pools in which it participates. The Company may from time to time enter into FFAs and bunker swaps for trading purposes to take advantage of short term fluctuations in the market. FFAs and bunker swaps are executed predominantly through NOS ASA, a Norwegian clearing house, or LCH, London Clearing House. NOS ASA and LCH require the posting of collateral by all participants. The use of a clearing house reduces the Company’s exposure to counterparty credit risk.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

A significant percentage of the Company’s International Crude Tankers are deployed and earn revenue through commercial pools that operate on multiple routes on voyages of varying durations, which differs from the standard routes associated with the related hedging instruments Therefore, the FFA and bunker hedges that qualify as cash flow hedges for accounting purposes have basis risk. The TCE rates for the pools are computed from the results of actual voyages performed during the period whereas the rates used for settling FFA and bunker hedges are calculated as simple averages of the daily rates for standard routes reported with each daily rate weighted equally. High volatility tends to weaken the statistical relationship between pool performance and the FFA market results.

The Company also seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into stand alone bunker swaps. In August 2010, the Company entered into an agreement with a counterparty to purchase 787 metric tons per month of fuel oil for $430 per metric ton through June 2011. In January 2011, the Company entered into two additional agreements with a counterparty to purchase 400 metric tons per month of fuel for $511 and $522 per metric ton, respectively. These contracts settle on a net basis at the end of each calendar month through September 2012, respectively, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. As of March 31, 2011, the Company has recorded an asset of $958,000 related to the fair value of these contracts.

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

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, Insider Trading Policy and charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors.

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

PART II – OTHER INFORMATION

Item 1A.       Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

See Exhibit Index on page 53.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 4, 2011	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: May 4, 2011	/s/ Myles R. Itkin
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