Form 10-Q
period 2011-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2011-08-05
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2011

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
Common Shares outstanding as of August 1, 2011 – 30,464,167

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$204,276	$253,649
Short-term investments	25,726	20,047
Voyage receivables, including unbilled of $131,029 and $118,695	169,488	160,993
Other receivables, including income taxes recoverable	61,996	99,611
Inventories, prepaid expenses and other current assets	71,528	60,577
Total Current Assets	533,014	594,877
Vessels and other property, including construction in progress of $451,612 and $806,818, less accumulated depreciation of $810,545 and $756,988	3,227,335	3,195,383
Vessels held for sale	—	3,305
Deferred drydock expenditures, net	45,237	46,827
Total Vessels, Deferred Drydock and Other Property	3,272,572	3,245,515

Investments in Affiliated Companies	265,745	265,096
Intangible Assets, less accumulated amortization of $23,582 and $29,444	79,750	83,137
Goodwill	9,589	9,589
Other Assets	67,802	42,889
Total Assets	$4,228,472	$4,241,103

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$146,235	$129,178
Current installments of long-term debt	51,785	44,607
Total Current Liabilities	198,020	173,785
Long-term Debt	2,031,496	1,941,583
Deferred Gain on Sale and Leaseback of Vessels	22,880	40,876
Deferred Income Taxes and Other Liabilities	273,358	274,716
Total Liabilities	2,525,754	2,430,960

Equity:
Total Equity	1,702,718	1,810,143
Total Liabilities and Equity	$4,228,472	$4,241,103

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shipping Revenues:
Pool revenues, including $24,150, $21,154, $45,628 and $39,067 received from companies accounted for by the equity method	$69,622	$111,008	$146,839	$219,592
Time and bareboat charter revenues	64,195	67,830	124,651	133,376
Voyage charter revenues	137,921	105,065	263,916	200,689
	271,738	283,903	535,406	553,657
Operating Expenses:
Voyage expenses	64,407	52,241	121,513	92,134
Vessel expenses	68,546	67,662	137,955	131,736
Charter hire expenses	99,132	88,631	194,482	179,245
Depreciation and amortization	42,720	43,212	85,028	85,138
General and administrative	22,434	24,479	46,902	51,308
Shipyard contract termination recoveries	—	(396)	—	(627)
(Gain)/loss on disposal of vessels, net of impairments in 2010	(1,455)	25,295	(587)	27,551
Total Operating Expenses	295,784	301,124	585,293	566,485
Loss from Vessel Operations	(24,046)	(17,221)	(49,887)	(12,828)
Equity in Income/(Loss) of Affiliated Companies	3,930	(3,045)	9,572	(5,343)
Operating Loss	(20,116)	(20,266)	(40,315)	(18,171)
Other Income	722	485	2,546	339
	(19,394)	(19,781)	(37,769)	(17,832)
Interest Expense	19,134	19,192	36,873	31,486
Loss before Income Taxes	(38,528)	(38,973)	(74,642)	(49,318)
Income Tax Benefit	1,220	1,116	2,776	2,108
Net Loss	$(37,308)	$(37,857)	$(71,866)	$(47,210)

Weighted Average Number of Common Shares Outstanding:
Basic	30,227,758	30,142,124	30,219,367	28,826,015
Diluted	30,227,758	30,142,124	30,219,367	28,826,015
Per Share Amounts:
Basic net loss	$(1.24)	$(1.26)	$(2.39)	$(1.66)
Diluted net loss	$(1.24)	$(1.26)	$(2.39)	$(1.66)
Cash dividends declared	$0.88	$0.88	$1.31	$1.31

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(71,866)	$(47,210)
Items included in net loss not affecting cash flows:
Depreciation and amortization	85,028	85,138
Amortization of deferred gain on sale and leasebacks	(17,996)	(21,227)
Amortization of debt discount and other deferred financing costs	1,785	2,270
Loss on write-down of vessels and intangible assets	—	28,783
Compensation relating to restricted stock and stock option grants	5,095	5,719
Deferred income tax benefit	(2,596)	(2,608)
Unrealized gains on forward freight agreements and bunker swaps	(225)	(73)
Undistributed earnings of affiliated companies	(754)	14,828
Deferred payment obligations on charters-in	2,625	2,379
Other – net	2,376	169
Items included in net loss related to investing and financing activities:
(Gain)/loss on sale or write-down of securities – net	(500)	458
Gain on disposal of vessels – net	(587)	(1,232)
Payments for drydocking	(11,196)	(9,057)
Changes in operating assets and liabilities	15,391	(45,724)
Net cash provided by operating activities	6,580	12,613
Cash Flows from Investing Activities:
Long-term investments	(13,465)	—
Short-term investments	(5,678)	—
Disposal of short-term investments	—	50,000
Proceeds from sales of investments	1,095	190
Expenditures for vessels	(108,795)	(177,028)
Proceeds from disposal of vessels	12,577	—
Expenditures for other property	(4,059)	(1,162)
Distributions from/(Investments in and advances to) affiliated companies – net	2,416	(149,735)
Shipyard contract termination payments	—	(1,722)
Other – net	3,137	1,297
Net cash used in investing activities	(112,772)	(278,160)
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	—	158,266
Decrease in restricted cash	—	7,945
Purchases of treasury stock	(827)	(1,281)
Issuance of debt, net of issuance costs and deferred financing costs	104,767	450,745
Payments on debt	(20,733)	(447,503)
Cash dividends paid	(26,768)	(25,080)
Issuance of common stock upon exercise of stock options	380	763
Other – net	—	(513)
Net cash provided by financing activities	56,819	143,342
Net decrease in cash and cash equivalents	(49,373)	(122,205)
Cash and cash equivalents at beginning of year	253,649	474,690
Cash and cash equivalents at end of period	$204,276	$352,485

See notes to condensed consolidated financial statements

Form 10-Q

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Overseas Shipholding Group, Inc. Stockholders
	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2011	$44,291	$403,601	$2,279,822	13,880,753	$(840,683)	$(76,888)	$1,810,143
Net Loss			(71,866)				(71,866)
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						(459)	(459)
Effect of Derivative Instruments						533	533
Effect of Pension and Other Postretirement Benefit Plans						(186)	(186)
Comprehensive Loss							(71,978	)***
Cash Dividends Declared			(40,095)				(40,095)
Issuance of Restricted Stock Awards		(940)		(67,206)	940		—
Compensation Related to Options Granted		1,592					1,592
Amortization of Restricted Stock Awards		3,503					3,503
Options Exercised and Employee Stock Purchase Plan		246		(10,656)	134		380
Purchases of Treasury Stock				22,788	(827)		(827)
Balance at June 30, 2011	$44,291	$408,002	$2,167,861	13,825,679	$(840,436)	$(77,000)	$1,702,718
Balance at January 1, 2010	$40,791	$262,117	$2,465,949	13,933,435	$(840,238)	$(60,764)	$1,867,855
Net Loss			(47,210)				(47,210)
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						119	119
Effect of Derivative Instruments						(33,885)	(33,885)
Effect of Pension and Other Postretirement Benefit Plans						(701)	(701)
Comprehensive Loss							(81,677	)***
Cash Dividends Declared			(38,467)				(38,467)
Issuance of Common Stock	3,500	154,766					158,266
Issuance of Restricted Stock Awards		(810)		(68,401)	810		—
Compensation Related to Options Granted		2,033					2,033
Amortization of Restricted Stock Awards		3,686					3,686
Options Exercised and Employee Stock Purchase Plan		432		(26,018)	331		763
Purchases of Treasury Stock				25,046	(1,281)		(1,281)
Balance at June 30, 2010	$44,291	$422,224	$2,380,272	13,864,062	$(840,378)	$(95,231)	$1,911,178

*     Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of June 30, 2011.
**   Amounts are net of tax.
*** Comprehensive loss for the three month periods ended June 30, 2011 and 2010 was $46,851 and $65,153, respectively.
See notes to the condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note A — Basis of Presentation and Recent Accounting Pronouncements:

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Dollar amounts, except per share amounts are in thousands. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements:  On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option used by the Company to report other comprehensive income and its components in the statement of changes in equity. Instead, upon adoption, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. The standard is intended to enhance comparability between entities that report under accounting principles generally accepted in the U.S. and those companies that report under International Financial Reporting Standards, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The standard is effective for the Company beginning January 1, 2012.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note B — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(37,308)	$(37,857)	$(71,866)	$(47,210)
Common shares outstanding, basic:
Weighted average shares outstanding, basic	30,227,758	30,142,124	30,219,367	28,826,015
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	30,227,758	30,142,124	30,219,367	28,826,015
Dilutive equity awards	—	—	—	—
Weighted average shares outstanding, diluted	30,227,758	30,142,124	30,219,367	28,826,015

Awards of 1,786,731 and 1,755,366 shares of common stock for the three months ended June 30, 2011 and 2010, respectively, and 1,814,510 and 1,745,795 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note C — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2011 and 2010 follows:

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note C — Business and Segment Reporting (continued):

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
Three months ended June 30, 2011:
Shipping revenues	$94,472	$87,744	$4,095	$85,427	$271,738
Time charter equivalent revenues	76,233	51,193	4,090	75,815	207,331
Depreciation and amortization	17,948	9,547	1,398	13,827	42,720
Gain/(loss) on disposal of vessels	831	(6)	(29)	659	1,455
Income/(loss) from vessel operations	(9,785)	(4,411)	46	11,083	(3,067)
Equity in income of affiliated companies	1,450	—	1,862	618	3,930
Investments in affiliated companies at June 30, 2011	218,739	4,055	41,850	1,101	265,745
Total assets at June 30, 2011	1,893,810	882,092	48,924	1,081,969	3,906,795

Six months ended June 30, 2011:
Shipping revenues	198,176	165,608	8,132	163,490	535,406
Time charter equivalent revenues	165,042	96,464	8,127	144,260	413,893
Depreciation and amortization	35,636	18,591	2,848	27,953	85,028
Gain/(loss) on disposal of vessels	758	(71)	(29)	(71)	587
Income/(loss) from vessel operations	(7,080)	(14,028)	(64)	17,600	(3,572)
Equity in income of affiliated companies	5,182	—	3,315	1,075	9,572
Expenditures for vessels	7,951	48,326	—	52,518	108,795
Payments for drydocking	6,095	2,834	—	2,267	11,196

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

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Time charter equivalent revenues	$207,331	$231,662	$413,893	$461,523
Add: Voyage expenses	64,407	52,241	121,513	92,134
Shipping revenues	$271,738	$283,903	$535,406	$553,657

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

Reconciliations of income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total (loss)/income from vessel operations of all segments	$(3,067)	$32,157	$(3,572)	$65,404
General and administrative expenses	(22,434)	(24,479)	(46,902)	(51,308)
Shipyard contract termination costs	—	396	—	627
Gain/(loss) on disposal of vessels, net of impairments in 2010	1,455	(25,295)	587	(27,551)

Consolidated loss from vessel operations	(24,046)	(17,221)	(49,887)	(12,828)
Equity in income/(loss) of affiliated companies	3,930	(3,045)	9,572	(5,343)
Other income	722	485	2,546	339
Interest expense	(19,134)	(19,192)	(36,873)	(31,486)
Loss before income taxes	$(38,528)	$(38,973)	$(74,642)	$(49,318)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

As of June 30,	2011	2010
Total assets of all segments	$3,906,795	$3,749,117
Corporate cash and securities, including Capital Construction Fund	230,002	393,209
Other unallocated amounts	91,675	118,750
Consolidated total assets	$4,228,472	$4,261,076

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels:

Purchase and Construction Commitments

As of June 30, 2011, the Company had remaining commitments for vessels to be wholly owned by the Company of $141,762 on non-cancelable contracts for the construction of seven vessels (two VLCCs, one Panamax Product Carrier, two Handysize Product Carriers and two Aframaxes) and one tug boat. These vessels are scheduled for delivery between 2011 and 2013.

Vessel Impairments

During the first and second quarters of 2010, the Company recorded impairment charges totaling $3,607 and $25,176, respectively, to write-down a total of eight vessels to their estimated fair values. These write-downs covered (i) two single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf, (ii) four single-hulled U.S. Flag vessels, including one vessel for which an impairment charge was previously recorded in the third quarter of 2009, (iii) an older double-hulled U.S. Flag tanker with an inefficient gas turbine engine and (iv) a 1981-built U.S. Flag lightering ATB. The write-downs were the result of difficulties experienced in employing single-hulled vessels and changes in requirements for the Delaware Bay lightering business.

As of June 30, 2011, only one of the vessels (the 1981-built U.S. Flag lightering ATB) discussed in the preceding paragraph remained in the Company’s operating fleet; all four single-hulled U.S. Flag vessels, the older double-hulled U.S. Flag tanker and the two chartered-in single-hulled International Flag Aframaxes have been delivered to buyers. No additional information was identified during the quarter that would suggest that the assumptions used in the Company’s 2010 impairment analysis for the one unsold vessel has changed. Accordingly, no impairment test was performed on this vessel as of June 30, 2011. The Company also gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable and concluded that the current depressed charter rates in the International Tanker and Product Carrier markets were not an indicator that would warrant a test for impairment as of June 30, 2011.

Vessel Sales

During the quarter ended March 31, 2011, the Company delivered its two remaining single-hulled U.S. Flag Tankers to buyers. The Company recognized a gain of $1,070 on the sale of these vessels.

During the quarter ended June 30, 2011, the remaining chartered-in single-hulled International Flag Aframax in which the Company had a residual interest was delivered to buyers. The Company recognized a gain of $1,018 on this transaction. The gain on disposal of vessels for the quarter ended June 30, 2011 also includes approximately $3,400 in proceeds received in connection with property sales in accordance with the Bender Shipbuilding & Repair Co., Inc. bankruptcy liquidation plan and a loss of approximately $2,557 related to the cancellation of an order with an equipment supplier and the planned retirement of vessel support equipment.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note D — Vessels (continued):

Vessel Acquisitions and Deliveries

During the quarter ended June 30, 2011, the Company completed construction of a U.S. Flag ATB, an International Flag Panamax Product Carrier and a tug boat. Subsequent to the quarter end, the Company completed construction of an International Flag Panamax Product Carrier and a VLCC, both of which delivered in July 2011.

During the six months ended June 30, 2010 the Company completed construction of a VLCC, one International Flag Handysize Product Carrier and a U.S. Flag ATB.

Note E — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2011, the Company had approximately a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to FSOs, one of which commenced service on January 5, 2010 and the other which commenced service on August 30, 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years ending in 2017. The service contracts provided for two ULCCs to be converted to FSOs. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009. Conversion of both vessels to FSOs was delayed. The FSO Asia completed conversion in November 2009 and costs incurred subsequent thereto have been expensed by the joint venture. The FSO Asia experienced mechanical problems and effective hook-up did not occur until January 5, 2010. The service contract for the FSO Africa (formerly named the TI Africa) required that its conversion to an FSO be completed and it begin providing FSO services to MOQ by January 19, 2010 (the “Africa Cancellation Date”). On January 21, 2010, MOQ issued a notice of cancellation to the joint venture partners concerning the FSO Africa service contract due to the delayed delivery.

The service contracts provided for the payment of liquidated damages by the joint venture to MOQ for delays in delivery of the FSOs. Such liquidated damages, which were paid either through the date of delivery of the FSO Asia or termination of the service contract of the FSO Africa, were expensed by the joint venture as incurred.

The FSO Africa was completed on March 14, 2010 and costs incurred subsequent thereto have been expensed by the joint venture. The FSO Africa commenced a three-year service contract with MOQ on August 30, 2010.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture entered into a $500,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of June 30, 2011 and December 31, 2010, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $192 and $278, respectively. As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000 in cash collateral in consideration of the banks agreeing to waive, for a period that ended on November 30, 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000 as of January 21, 2010 and approximately $120,000 as of November 30, 2010. On December 1, 2010, the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the available balance to $120,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR (“London Interbank Offered Rate”). As a result of this amendment, cash collateral aggregating $111,000 was released to the joint venture partners in December 2010.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions that were being accounted for as cash flow hedges as of December 31, 2009. The interest rate swaps, covering notional amounts aggregating $418,597 and $439,622 as of June 30, 2011 and December 31, 2010, respectively, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. In the first quarter of 2010, as a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, amounts previously included in accumulated comprehensive loss and all subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of losses recognized in equity in income/(loss) from affiliated companies was $2,308 and $3,968 for the quarter ended June 30, 2011 and 2010, respectively and $2,373 and $8,736 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the joint venture had a liability of $30,043 and $28,815, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $7,149 and $6,990, at June 30, 2011 and December 31, 2010, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note E — Equity Method Investments (continued):

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swaps agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $805,481 and $819,987 at June 30, 2011 and December 31, 2010, respectively. These swaps are being accounted for as cash flow hedges. As of June 30, 2011 and December 31, 2010, the joint venture recorded a liability of $106,714 and $102,705, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $53,171 and $51,174 at June 30, 2011 and December 31, 2010, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shipping revenues	$83,011	$74,944	$164,811	$147,047
Ship operating expenses	(55,647)	(57,117)	(110,978)	(108,307)
Income from vessel operations	27,364	17,827	53,833	38,740
Other expense	(358)	(511)	(698)	(922)
Interest expense *	(20,060)	(23,937)	(35,709)	(50,943)
Net income/(loss)	$6,946	$(6,621)	$17,426	$(13,125)

* Interest is net of amounts capitalized in connection with vessel construction of nil for the three and six months ended June 30, 2011 and nil and $509 for the three and six months ended June 30, 2010, respectively.

Note F – Variable Interest Entities (“VIEs”):

As of June 30, 2011, the Company participates in five commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note E above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs as of June 30, 2011:

Consolidated Balance Sheet
Investments in Affiliated Companies	$216,391
Deferred Income Taxes and Other Liabilities (1)	192

(1) Represents the Company’s valuation of its several guaranty of the FSO joint venture’s outstanding debt at June 30, 2011.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at June 30, 2011:

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note F – Variable Interest Entities (continued):

	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Income Taxes and Other Liabilities	$192	$382,468

In addition, as of June 30, 2011, the Company had approximately $25,022 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2011. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guaranty would first be reduced by the fair value of such FSOs.

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximated their fair value.

Short-term investments—The carrying amounts reported in the consolidated balance sheet for short-term investments, which consisted of interest-bearing time deposits, approximated their fair value.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010, other than derivatives, follow:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair value
Financial assets (liabilities)
Cash and cash equivalents	$204,276	$204,276	$253,649	$253,649
Short-term investments	25,726	25,726	20,047	20,047
Debt	(2,083,281)	(2,009,730)	(1,986,190)	(1,926,685)

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $311,356 at June 30, 2011 pursuant to which it pays fixed rates ranging from 3.3% to 4.7% and receives floating rates based on the three-month LIBOR (approximately 0.25% at June 30, 2011). These agreements contain no leverage features and have various final maturity dates ranging from March 2012 to August 2014.

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

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
At June 30, 2011	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Other receivables, including income taxes recoverable.	$—	Accounts payable, accrued expenses and other current liabilities	$(8,701)
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	(3,724)

Total derivatives designated as hedging instruments		$—		$(12,425)

Derivatives not designated as hedging instruments:

Bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$402	Accounts payable, accrued expenses and other current liabilities	$—
Long-term portion	Other assets	93	Deferred income taxes and other liabilities	—
Total derivatives not designated as hedging instruments		$495		$—

Total derivatives		$495		$(12,425)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

	Asset Derivatives		Liability Derivatives
At December 31, 2010	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Other receivables, including income taxes recoverable	$—	Accounts payable, accrued expenses and other current liabilities	$(9,852)
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	(6,166)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	430	Accounts payable, accrued expenses and other current liabilities	(132)
Total derivatives designated as hedging instruments		$430		$(16,150)

Derivatives not designated as hedging instruments:

Bunker swaps:
Current portion	Prepaid expenses and other current assets	$271	Accounts payable, accrued expenses and other current liabilities	$—
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	—
Total derivatives not designated as hedging instruments		$271		$—

Total derivatives		$701		$(16,150)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of cash flow hedging relationships on the balance sheet as of June 30, 2011 and December 31, 2010 follows:

	Amount of Derivative Gain or (Loss) Reclassified to Accumulated Other Comprehensive Income/(Loss) (Effective Portion)
	June 30, 2011	December 31, 2010

Interest rate swaps	$(69,353)	$(70,177)
Foreign currency contracts	—	291
Total	$(69,353)	$(69,886)

The effect of cash flow hedging relationships on the statement of operations for the six months ended June 30, 2011 and 2010 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) (1)		Ineffective Portion (2)
For the six months ended June 30, 2011	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

Interest rate swaps	Interest expense	$(3,749)	Interest expense	$—

Foreign currency contracts	General and administrative expenses	602	General and administrative expenses	—
Total		$(3,147)		$—

(1)
The amounts reclassified from accumulated other comprehensive income/(loss) to earnings for the three months ended June 30, 2011 related to interest rate swaps and foreign currency contracts were $(2,477) and $651, respectively.

(2)	There was no ineffectiveness recognized in earnings for the three months ended June 30, 2011 related to interest rate swaps and foreign currency contracts designated as cash flow hedges.

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

(3)
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

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the three and six months ended June 30, 2011 and 2010 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2011	2010	2011	2010

FFAs and bunker swaps	Other income/(expense)	$136	$(3)	$1,178	$(71)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note G —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Fair Value Hierarchy

The following tables present the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

In thousands	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities) at June 30, 2011:
Trading marketable securities	$13,544	$13,544	(1)	$—
Available-for-sale marketable securities	$187	$187		$—
Derivative Assets	$495	$495	(2)	$—
Derivative Liabilities	$(12,425)	$—		$(12,425	)(3)

Assets/(Liabilities) at December 31, 2010:
Available-for-sale marketable securities	$646	$646		$—
Derivative Assets	$701	$271	(4)	$430	(4)
Derivative Liabilities	$(16,150)	$—		$(16,150	)(5)

(1) Included in other assets in the accompanying consolidated balance sheet
(2) Bunker swaps
(3) Standard interest rate swaps
(4) Bunker swaps (asset of $271) and foreign currency contracts (asset of $430)
(5) Standard interest rate swaps (liability of $16,018) and foreign currency contracts (liability of $132)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At June 30, 2011, the Company did not hold collateral related to its derivative transactions. At June 30, 2011, the Company has a $1,000 letter of credit issued in relation to its derivative activities.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note H — Debt:

As of	June 30, 2011	December 31, 2010
Unsecured revolving credit facility	$863,000	$807,000
8.125% notes due 2018, net of unamortized discount of $3,637 and $3,907	296,363	296,093
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $29 and $34	73,239	73,234
Floating rate secured term loans, due through 2023	704,679	663,863
	2,083,281	1,986,190
Less current portion	51,785	44,607
Long-term portion	$2,031,496	$1,941,583

In January 2011, the Company borrowed $61,548 under its secured credit facility with the Export-Import Bank of China to finance the construction of a VLCC.

In February 2011, the maximum amount the Company can borrow under its $1,800,000 unsecured revolving credit facility decreased by $150,000 in accordance with the terms of the credit agreement.

On May 26, 2011, the Company entered into a $900,000 unsecured forward start revolving credit agreement with a bank lending group that matures on December 31, 2016. Under the terms of the agreement, OSG may begin borrowing under the forward start facility on February 8, 2013, the date on which OSG’s existing unsecured revolving credit facility expires. The new credit agreement contains the same financial covenant package as the existing facility and incorporates an “accordion feature” permitting an increase in total availability to $1,250,000 through additional bank subscriptions entered into before February 8, 2013.

As of June 30, 2011, the Company had unused long-term credit availability of approximately $776,854, which reflects $10,146 of letters of credit issued principally in connection with collateral requirements for derivative transactions and certain arbitration proceedings.

The weighted average effective interest rate for debt outstanding at June 30, 2011 and December 31, 2010 was 3.5% and 3.8%, respectively. Such rates take into consideration related interest rate swaps.

On June 24, 2010, the Company terminated its $200,000 secured revolver credit facility.

On March 29, 2010, the Company issued $300,000 principal amount of senior unsecured notes at a discount pursuant to a Form S-3 shelf registration filed March 22, 2010. The notes are due in March 2018 and have a coupon of 8.125%. The Company received proceeds of approximately $289,745, after deducting underwriting discounts and expenses. The Company used the net proceeds to reduce the outstanding indebtedness under its unsecured revolving credit facility.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note H – Debt (continued):

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties). Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations. In addition, the financing agreements impose operating restrictions and establish minimum financial covenants, including limitations on the amount of total borrowings and secured debt and provide for acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants. Failure to comply with any of the covenants in the financing agreements could also result in a default under those agreements and under other agreements containing cross-default provisions. The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of June 30, 2011.

As of June 30, 2011, 17 vessels, including two that are under construction, representing approximately 30% of the net book value of the Company’s vessels, are pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $9,184 and $9,563 for the three months ended June 30, 2011 and 2010, respectively, and $36,979 and $24,614 for the six months ended June 30, 2011 and 2010, respectively.

Note I — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as its share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures was required to date in 2011 or at any time in 2010. As of June 30, 2011, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,400,000, including $119,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $840,000.

The components of the income tax (benefits)/provisions follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current	$321	$374	$(180)	$500
Deferred	(1,541)	(1,490)	(2,596)	(2,608)
	$(1,220)	$(1,116)	$(2,776)	$(2,108)

At December 31, 2010, the Company had a reserve of approximately $4,943 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than “more likely than not.” There was no material change in the reserve during the six months ended June 30, 2011.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note J — Capital Stock and Stock Compensation:

On March 9, 2010, pursuant to a Form S-3 shelf registration, the Company sold 3,500,000 shares of its common stock at a price of $45.33 per share. The Company received net proceeds of $158,266 after deducting expenses.

Restricted Common Stock, Performance related Restricted Stock Units and Options

During the six months ended June 30, 2011 and 2010, the Company awarded a total of 82,544 and 71,008 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the six months ended June 30, 2011 and 2010 was $34.90 and $43.40 per share, respectively (the market price at date of grant).

In the first six months of 2011 and 2010, the Company granted a total of 45,192 and 30,444 restricted stock units, respectively, to its non-employee directors. At the date of the awards in the first six months of 2011 and 2010, the fair market value of the Company’s stock was $26.55 and $39.41 per share, respectively. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.

During the six months ended June 30, 2011 and 2010, the Company also granted a total of 54,329 and 44,142, respectively, performance related restricted stock units to certain of its employees, including senior officers. Each performance unit represents a contingent right to receive a variable number of shares of common stock of the Company, based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the three-year period over which the performance goals are measured. The performance units have no voting rights and may not be transferred or otherwise disposed of until they vest. Dividends will be paid in the form of additional performance units when the performance period expires and are conditioned upon the attainment of the performance goals. The estimated weighted average grant-date fair value of the performance stock units awarded during the six months ended June 30, 2011 and 2010 was $40.19 and $52.43 per share, respectively. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note J — Capital Stock and Stock Compensation (continued):

Stock Options

During the six months ended June 30, 2011 and 2010, options covering 176,312 and 141,988 shares, respectively, were granted at the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the six months ended June 30, 2011 and 2010 was $34.90 and $43.40 per share, respectively (the market price at date of grant). The grant date fair value of options granted during the six months ended June 30, 2011 and 2010 was $10.04 and $13.53 per share, respectively.

Note K — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

As of	June 30, 2011	December 31, 2010
Unrealized losses/(gains) on available-for-sale securities	$(194)	$265
Unrealized losses on derivative instruments	(69,353)	(69,886)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(7,453)	(7,267)
	$(77,000)	$(76,888)

Included in accumulated other comprehensive loss at June 30, 2011 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $44 ($29 net of tax), unrecognized prior service costs of $1,475 ($959 net of tax) and unrecognized actuarial losses of $9,947 ($6,465 net of tax).

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note L — Leases:

1.	Charters-in:

As of June 30, 2011, the Company had commitments to charter in 47 vessels all of which are, or will be, accounted for as operating leases. Twenty one are bareboat charters and 26 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in
at June 30, 2011:	Amount	Operating Days
2011	$77,165	3,864
2012	153,304	7,686
2013	152,832	7,665
2014	142,490	6,100
2015	87,108	3,850
Thereafter	199,543	10,734
Net minimum lease payments	$812,442	39,899

Time Charters-in
at June 30, 2011:	Amount	Operating Days
2011	$99,737	5,502
2012	153,684	8,394
2013	99,408	6,062
2014	80,033	4,881
2015	69,348	4,232
Thereafter	118,079	7,216
Net minimum lease payments	$620,289	36,287

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

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time and bareboat charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At June 30, 2011	Amount	Revenue Days
2011	$136,868	3,504
2012	184,245	4,032
2013	122,794	2,417
2014	77,050	1,277
2015	15,952	216
Thereafter	—	—
Net minimum lease payments	$536,909	11,446

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $6,119 (2011), $12,576 (2012) and $5,774 (2013), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price. The largest COA in the Delaware Bay lightering trade is excluded from the table above because the minimum annual revenues for that contract cannot be reasonably estimated. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

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

Note M — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the six months ended June 30, 2011 and 2010.

The Company expects that its required contribution in 2011 with respect to its domestic defined benefit pension plan will be approximately $1,348, of which $837 was funded during the six months ended June 30, 2011.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note N — Other Income:

Other income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment income:
Interest and dividends	$372	$315	$685	$648
Gain/(loss) on sale of securities and other investments	69	(39)	500	(499)
	441	276	1,185	149
Gain/(loss) on derivative transactions	136	(3)	1,178	(71)
Miscellaneous — net	145	212	183	261
	$722	$485	$2,546	$339

Note O—Contingencies:

The Internal Revenue Service (“IRS”) imposed penalties totaling approximately $3,600 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question, and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. As of June 30, 2011, the Company has paid $3,500 in penalties and such amounts are included in other receivables in the accompanying consolidated balance sheet. The Company believes, based on the merits of the case, that the likelihood of an unfavorable judgment is more than remote but less than probable. Accordingly, no provisions have been made in the Company’s financial statements for a potential loss as of June 30, 2011 as the Company does not believe there is any one amount within the range of likely losses (from nil to $3,600) that is a better estimate than another.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of June 30, 2011 consisted of 109 vessels aggregating 10.8 million dwt and 864,800 cbm, including 46 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 109 vessels, the charter-in for one vessel is scheduled to commence upon delivery of the vessel later in 2011 and seven newbuilds are scheduled for delivery between 2011 and 2013, bringing the total operating and newbuild fleet to 117 vessels.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

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

Overview

Second quarter average spot fixture rates for crude oil tankers were lower than those in the second quarter of 2010 as the trading fleet continued to expand with newbuilding deliveries and the release of vessels from floating storage.  Higher bunker costs that were not fully recoverable in the marketplace also negatively impacted earnings. Spot rates for Product Carriers, however, were significantly higher than those in the second quarter of 2010 as product exports, primarily diesel, increased from the U.S. Gulf Coast to both Europe and Latin America.

Demand for crude oil transportation continued to be adversely impacted by the earthquake and tsunami in Japan that caused the shutdown of several refineries and petrochemical plants and thus reduced crude oil import requirements. Additionally, light sweet crude oil supply disruptions in Libya, as well as in Angola and Yemen, resulted in an increase in the cost spread between light sweet and heavy sour crude oil that made it more economical for refiners in Asia to process Middle East crude rather than light sweet crude oil from West Africa. The higher cost of light sweet crude oil also caused European refiners with minimal upgrade capacity to reduce their throughput levels as refining margins were negative.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

World oil demand in the second quarter of 2011 amounted to 88.2 million barrels per day (“b/d”), an increase of 740,000 b/d, or 0.8%, over the second quarter of 2010. Demand increased by 1.65 million b/d in non-OECD areas, which was somewhat offset by a reduction of 900,000 b/d in OECD countries. The increase in non-OECD oil demand was led by China (670,000 b/d) and India (140,000 b/d) followed by increases of 220,000 b/d, 210,000 b/d and 190,000 b/d in the Middle East, Latin America and the FSU, respectively. The decline in OECD demand was centered in North America where demand for all products fell by 500,000 b/d with the exception of diesel, which rose slightly.  In Europe, demand declined by 160,000 b/d. Demand in the Pacific, primarily Japan, decreased by 250,000 b/d as subdued economic activity caused by the recent earthquake lowered demand for all products except diesel and fuel oil, which were needed for power generation purposes.

Libyan production, which averaged 1.56 million b/d in the second quarter of 2010, amounted to only 120,000 b/d in the same 2011 timeframe. Consequently, crude oil exports were minimal during the second quarter of 2011 compared with 1.1 million b/d in the second quarter of 2010, adversely impacting the Aframax market.

OPEC production, including Iraq, during the second quarter of 2011 averaged 29.4 million b/d, about 100,000 b/d higher than the second quarter of 2010. Increases of 1.4 million b/d in the Middle East and 100,000 b/d in West Africa completely offset the decline in Libya. Production steadily increased during the second quarter of 2011 from 29.0 million b/d in April to just over 30.0 million b/d in June. It is anticipated that third quarter 2011 OPEC production levels will increase as seasonal world oil demand grows from 88.2 million b/d in the second quarter to 90.3 million b/d in the third quarter.

OPEC was unable to reach a production quota agreement at its meeting on June 8, 2011. Despite its inability to reach a consensus on production levels, Saudi Arabia, which supported an increase in the official production quota to compensate for the significant loss in Libyan production and to meet the increase in seasonal demand, indicated that it will increase production in the last half of 2011 to meet demand growth. This should result in an increase in Middle East movements to both Eastern and Western destinations during the third and fourth quarters of 2011.

The International Energy Agency (“IEA”) recently coordinated an OECD inventory drawdown of 60 million barrels to occur in the third quarter of 2011. The U.S. sold 30 million barrels of light sweet crude oil from its Strategic Petroleum Reserve to domestic refiners that will be processed in July and August. This sale will reduce U.S. imports of light sweet crude oil from West Africa, which will result in these barrels moving instead to Europe to compensate for reduced Libyan crude supplies. The release of 15 million barrels of products from inventory in Europe in the third quarter will also substitute for products that would have been manufactured from running Libyan crudes in European refineries.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Rates for VLCC, Suezmaxes, Aframaxes and Panamaxes during the first half of 2011 were below those realized in the first half of 2010 while rates for Product Carriers were higher. First half 2011 tanker rates were adversely impacted by a significant increase in the cost of bunker fuels as well as an increase in the size of the trading fleets. The oil price contango that existed in the marketplace during the first half of 2010 resulted in tankers being utilized as floating storage. The oil price structure did not support utilizing tankers for floating storage during the first six months of 2011 and led to an increase in available tonnage. An increase in diesel movements from the U.S. to both Latin America and Europe was the key factor behind the improvement in Product Carriers rates thus far in 2011 versus 2010.

World oil demand during the first six months of 2011 averaged approximately 88.6 million b/d, an increase of 1.5 million b/d, or 1.7%, over the first half of 2010. The entire increase in demand was centered in non-OECD areas (up 1.8 million b/d, or 4.3%) as demand declined in all OECD countries. The major growth in non-OECD areas occurred in China (780,000 b/d), India (130,000 b/d) and Other Asia (220,000 b/d).

OPEC crude oil production during the first six months of 2011 averaged approximately 29.7 million b/d, which is about 400,000 b/d more than the first half of 2010. First half 2011 production in West Africa and Latin America were equal to first half 2010 levels. The civil war in Libya resulted in a decline of about 900,000 b/d relative to the year ago period. This shortfall was offset by an increase of about 1.3 million b/d in Middle East production of which 750,000 b/d was derived from Saudi Arabia and 300,000 b/d from Iraq, which is not subject to production quota levels.

Tanker orders during the first half of 2011 have declined significantly from levels during 2010. There were eight VLCCs and one Suezmax ordered in the first half of 2011 compared with 49 VLCCs and 59 Suezmaxes ordered in all of 2010. Financial institutions have tightened available credit facilities resulting in owners having to put up more cash for newbuilding orders at a time when spot rates are lower than last year’s levels.

The world tanker fleet increased during the second quarter of 2011. There was a net increase (deliveries less deletions and conversions) of 15 VLCCs, 12 Suezmaxes, 10 Aframaxes and three Panamaxes. There was also a net increase of 14 vessels in the 29,000 to 53,000 dwt Product Carrier sector. The additional tonnage pressured rates, especially in the crude tanker sectors.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average	$4,200	$44,300	$9,200	$44,800
High	$20,500	$79,600	$51,500	$93,900
Low	$(10,700)	$14,500	$(10,700)	$13,500

* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the second quarter and first six months of 2011 averaged $4,200 per day and $9,200 per day, respectively, which were 90% and 80%, respectively, below rates realized in the same periods of 2010. Second quarter rates were also lower relative to the first quarter of 2011.

Prices for bunker fuel oil in Singapore increased by 43% to an average of $660 per ton in the second quarter of 2011 from $460 per ton in the second quarter of 2010. Such bunker prices averaged approximately $631 per ton during the first half of 2011, an increase of 36% over prices during the same timeframe in 2010. Bunker fuel oil prices in Singapore increased from $521 per ton at the beginning of 2011 to reach a peak of $688 per ton in April before falling to $631 per ton at the end of the second quarter. The increase in the average cost of bunker fuel oil of over $100 per ton during the first half of the year was not fully recoverable from charterers, negatively impacting 2011 spot market rates.

While oil demand increased in China by 670,000 b/d in the second quarter of 2011 compared with 2010, seaborne crude oil imports increased by only about 50% of this volume, due to an increase in local production of about 100,000 b/d, an increase in land-delivered crude oil from Russia of about 120,000 b/d via the new East Siberian Oil Pipeline (ESOP) pipeline that started up in late 2010 and a reduction in diesel exports. Additionally, the cost spread between light sweet crude (Brent) and sour crude (Dubai) favored Chinese (and Other Asian) refiners processing more volumes of Middle East crude oils instead of longer haul West African crudes.

Second quarter 2011 rates were also adversely impacted by a reduction in Middle East exports to Japan due to damage to refineries caused by the March earthquake and tsunami. With crude oil stocks in Japan near their lowest levels in four years additional Middle East crude oil movements to Japan are expected due to increased refining runs in the third quarter relative to the second quarter.

The use of tankers as floating storage was prominent in the first half of 2010 as a result of the oil price contango that existed in the marketplace. At the end of June 2010, the 50 VLCCs being used to store crude oil represented about 10% of the trading fleet. In contrast, only 15 VLCCs were being used to store crude oil at the end of June 2011. This resulted in an increase in vessels seeking employment during the first half of 2011, which adversely impacted rates.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The cost spread between light sweet crude oil and heavy sour crudes heavily influenced refiners’ sourcing of crude supplies in the first half of 2011. Imports of West African crudes into China during the first half of 2011 declined by approximately 30% compared with the same period in 2010. This decline was offset by an over 20% increase in Middle East crude imports, negatively impacting tonne-mile demand.

There were a total of 552 VLCCs (167.9 million dwt) in service as of July 1, 2011, of which 539 were double hull. The VLCC orderbook totaled 158 vessels (49.8 million dwt) at July 1, 2011, equivalent to 30% of the existing total VLCC fleet, based on deadweight tons.

International Flag Suezmaxes
	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average	$10,200	$30,000	$12,600	$30,300
High	$21,200	$50,000	$31,100	$64,000
Low	$3,000	$16,000	$2,000	$16,000

* Based on West Africa to U.S. Gulf Coast

Rates for Suezmaxes trading out of West Africa in the second quarter of 2011 averaged $10,200 per day, 66% lower than rates in the second quarter of 2010 and about 33% below rates in the first quarter of 2011. Rates during the first half of 2011 averaged $12,600 per day, approximately 58% below rates in the first half of 2010.

Rates in the second quarter of 2011 were negatively influenced by production and operational problems in both Angola and Nigeria. Angolan second quarter 2011 production averaged 1.55 million b/d, which was 220,000 b/d less than second quarter 2010 levels. Production in June fell to 1.5 million b/d, the lowest level since December 2006. Nigerian crude oil availability was curtailed in June as sabotage of a major pipeline caused Shell Oil to declare force majeure on loadings of Bonny crude oil.

U.S. refinery utilization rates in the second quarter of 2011 were 85% compared with 89% in the second quarter of 2010. The reduction in utilization rates was driven by refineries in the Gulf and East Coast regions, resulting in a reduction of approximately 400,000 b/d in imports of West African crudes into the U.S. adversely impacting Suezmax utilization rates.

In 2010, China imported approximately 100,000 b/d of Libyan crude oil, primarily on Suezmaxes, but in the second quarter of 2011, China’s imports of Libyan crude fell to virtually nil due to the loss of production in that war-torn country.

The world Suezmax fleet stood at 432 vessels (66.5 million dwt) at July 1, 2011, including 10 single hull tankers. The Suezmax orderbook was 129 vessels (20.0 million dwt) at July 1, 2011, representing 30% of the existing Suezmax fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average	$4,800	$20,400	$7,300	$21,200
High	$12,500	$35,700	$37,500	$41,000
Low	$100	$6,100	$100	$6,100

* Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the second quarter of 2011 averaged $4,800 per day, about 75% below the second quarter of 2010 and 50% lower than the first quarter of 2011. Rates in the first half of 2011 averaged $7,300 per day, approximately 65% lower than the first half of 2010.

Second quarter 2011 crude oil production levels in Libya and the North Sea, two key Aframax ports, were significantly below levels in the second quarter of 2010. North Sea production was down about 300,000 b/d while Libya’s production fell by a massive 1.44 million b/d, allowing for only a negligible quantity of crude exports compared with exports of approximately 1.1 million b/d in the second quarter of 2010. Additionally, lower refining margins in Europe and unanticipated refinery downtime in the U.S. Gulf Coast region, due to power outages in Texas and flooding of the Mississippi River, resulted in a reduction in Aframax movements.

Aframax demand in particular has suffered as a result of the sharp decline in crude oil exports from Libya. Other shipping sectors have been positively influenced as VLCC and Suezmax tonnage have been used to bring long-haul supplies of crude oil from West Africa and the Middle East to Europe to replace the lost Libyan supplies. Similarly, increased Product Carrier movements of oil products (mostly diesel) to Europe have replaced lost domestic refinery production that depended upon Libyan crude oil production.

Aframax rates were stronger on Asian routes. The shutdown of Japan’s nuclear power facilities due to the March earthquake resulted in Japan increasing its imports of both crude and fuel oils from countries in the Pacific to power its fuel-fired electricity generation plants. Additionally, India had to restrict access to its Chennai port to tankers below 140,000 dwt due to an accident that damaged a mooring dolphin. This increased Aframax traffic to the port at the expense of larger tankers.

The world Aframax fleet reached 898 vessels (95.0 million dwt) at July 1, 2011, including 28 single hull tankers. The Aframax orderbook was 117 vessels (12.9 million dwt) at July 1, 2011, representing 14% of the existing Aframax fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils*
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average	$9,300	$16,300	$12,100	$16,300
High	$17,100	$22,600	$30,000	$24,900
Low	$1,100	$6,700	$0	$3,500

*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $9,300 per day during the second quarter of 2011, 43% below the corresponding quarter in 2010 and 38% lower than the first quarter of 2011. Average rates in the first half of 2011 were 25% below the first half of 2010.

Panamax rates in the second quarter of 2011, however, were boosted by additional volumes of vacuum gas oil (VGO) movements from the Aruba refinery to Valero’s refineries on the U.S. West Coast that utilize VGO as a feedstock. Additionally, sparse rainfall in Chile resulted in a reduction in hydroelectric power, resulting in additional fuel oil imports to generate electric power.

There was a net increase of fourteen vessels in the Panamax fleet during the first six months of 2011 as eighteen additions were offset by four deletions. Panamaxes used to store clean products also declined from seven tankers at the end of the second quarter of 2010 to four at the end of the second quarter of 2011. The increase in the Panamax trading fleet adversely affected rates. The world Panamax fleet at July 1, 2011 was 454 vessels (32.0 million dwt).  The Panamax orderbook was 84 vessels (6.0 million dwt) at July 1, 2011, representing 19% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average	$11,300	$6,500	$10,600	$8,100
High	$22,000	$11,900	$22,000	$17,400
Low	$1,100	$1,700	$700	$1,700

* Based on 60% trans-Atlantic and 40% Caribbean to U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $11,300 per day during the second quarter of 2011, about 73% above those in the second quarter of 2010 and 14% higher than those in the first quarter of 2011. Rates in the first half of 2011 averaged $10,600 per day, 31% higher than the first half of 2010.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Higher Product Carrier rates in both the second quarter and the first six months of 2011 compared with the comparable 2010 time periods were primarily due to the increase in diesel trading opportunities. Product exports from the U.S. in the second quarter and first half of 2011 increased by 13% and 21%, respectively, over the same timeframes in 2010. Diesel oil exports to both Latin America and Europe accounted for most of this surge. The high diesel crack spread in Asia, primarily due to increased demand in China and Japan, resulted in increased intra-Asian trade and a reduction in exports from Asia to Europe. Additionally, lower refining runs in Europe reduced the availability of products on the Continent. Diesel demand also increased in Latin America, which could not be met from local sources.

The world Handysize fleet in the 29,000 to 53,000 dwt range, which includes Product and IMO III capable Chemical tankers, reached 1,547 vessels (67.1 million dwt) at July 1, 2011. The Handysize orderbook amounted to 208 vessels (9.8 million dwt) at July 1, 2011, equivalent to 15% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges (“ATBs”)

	Average Spot Market TCE Rates
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
40,000 dwt Tankers	$32,200	$40,900	$33,900	$37,600
30,000 dwt ATBs	$20,300	$27,300	$21,500	$25,300

Rates for Jones Act Product Carriers and ATBs during the second quarter of 2011 averaged $32,200 per day and $20,300 per day, respectively, and were 21% and 25% below rates in the second quarter of 2010, respectively. For the first half of 2011, Product Carrier rates were 10% below rates in the comparable 2010 period while ATB rates were 15% lower. The lower rates relative to the 2010 periods reflected a decline in demand for oil products in the U.S., lower refinery utilization rates in the Gulf Coast region and a significant increase in costs for both bunker fuels and gas oil.

U.S. oil demand declined by approximately 400,000 b/d to 18.7 million b/d compared with the second quarter of 2010. U.S. Gulf Coast refinery utilization rates declined from 92% in the second quarter of 2010 to 87% in the second quarter of 2011. Fuel costs through the first half of 2011 were significantly higher than those in the first half of 2010. Bunker prices during the second quarter and first six months of 2011 were 45% and 40%, respectively, above the same timeframes in 2010. Marine diesel oil (MDO) averaged over $1,000 per ton in the second quarter of 2011, approximately 50% more expensive than the second quarter last year.

The Jones Act Product Carrier fleet of tankers, ATBs and ITBs (“Integrated Tug Barges”) increased to 58 vessels during the second quarter of 2011 as three vessels entered the fleet while two vessels were scrapped. There has been a net decrease in the fleet of two vessels since the beginning of the year, with four deliveries more than offset by six scrappings. Only two Jones Act fleet vessels were idle at the end of the second quarter of 2011 compared with eight vessels at the end of the second quarter of 2010.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The Delaware Bay lightering business transported an average of 298,000 b/d during the second quarter, which was 32% above volumes in the second quarter of 2010 and about 19% above volumes lightered in the first quarter of 2011. The increase was due to increased lightering of VLCCs and the startup of the Delaware City refinery, which had not been operational for over a year. The refinery is expected to become fully operational in the last half of 2011.

At June 30, 2011, the Jones Act Product Carrier orderbook consisted of six tankers and barges in the 160,000 to 420,000 barrel size range that are scheduled for delivery through 2015. These additions should be largely offset by the deletion of five vessels that will be retired in accordance with OPA 90 phase-out regulations.

Outlook

According to the IEA, world oil demand in 2011 is expected to average 89.5 million b/d, an increase of 1.4%, or 1.2 million b/d, over 2010. Oil demand in the third and fourth quarters is forecast to increase by 1.3% and 0.8%, respectively, from the third and fourth quarters of 2010. Oil demand in the fourth quartet of 2011 is forecast to reach a record level of 90.6 million b/d. It is estimated that oil demand in the third quarter of 2011 will reach 90.3 million b/d, an increase of 2.1 million b/d over the second quarter of 2011. Incremental production from OPEC will be required to meet this demand growth as third quarter 2011 non-OPEC production levels are forecast to increase by 700,000 to 800,000 b/d. The IEA-coordinated release of crude oil and finished products from Strategic Petroleum Reserve inventories in OECD countries (U.S., Europe and Japan) will supply the market with 60 million barrels, or an average of 666,000 b/d, in the third quarter. It is therefore expected that OPEC crude production will increase by at least 700,000 b/d over its second quarter 2011 average of 29.4 million b/d.

The coordinated release of oil from OECD inventories during the summer is expected to have a short-term negative impact on the overall tanker market. The release of light sweet crude oil in the U.S., which will occur primarily in August, is expected to reduce imports of light sweet crude oil from West Africa by an equal volume. This volume will most likely be shipped to Europe to replace Libyan crudes and to Asia. The release of products in Europe, primarily diesel, will hurt refining margins, decrease refining runs and reduce crude oil import requirements.

The Middle East will account for most of the increase in OPEC crude oil production forecast to occur in the third quarter of 2011. Iraqi crude production has recently attained its highest level since November 2001 and is expected to increase further as output from the al-Ahdab field, which commenced operations in June, and production in the Kurdish region, continue to rise. Production in Saudi Arabia in June reached 9.7 million b/d, the highest level since February 2006, and is forecast to increase further to over 10 million b/d in the third quarter. Angolan production is also forecast to increase as a result of the completion of maintenance activities and additional production from the startup of new fields in the fourth quarter.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Refinery runs will increase in the third quarter to keep pace with demand growth. Refinery runs are forecast to increase by approximately 1.4 million b/d in OECD countries and by about 1.0 million b/d in non-OECD areas. Increases in refinery runs in OECD countries include an estimated 500,000 b/d in the U.S., 400,000 b/d in Europe and 300,000 b/d in the Pacific region. It is anticipated that refinery runs in Japan will increase as refineries impacted by the earthquake resume operations. The increase in U.S. refinery runs relative to the second quarter will keep pace with a projected increase in demand of 590,000 b/d. Third quarter demand in Europe is forecast to increase by about 600,000 b/d over second quarter levels, which will be met by a combination of the release of 20 million barrels of strategic reserve inventories and higher refinery runs.

Refinery runs in non-OECD Asia are also expected to increase.  The startup of new capacity in India, including the 120,000 b/d Bina refinery and the 180,000 b/d Bathinda refinery, will result in additional seaborne imports. Refinery runs in China are forecast to increase in August when maintenance activities that took place at several refineries in June and July end. Refinery runs in China are also forecast to increase in the fourth quarter as new capacity comes on line.

The world fleet is expected to grow between 5% and 7% in 2011, depending on the number of single hull tankers that are scrapped and the number of scheduled deliveries that are delayed into 2012. Approximately 38% of the total 2011 tanker orderbook has been delivered through the first half of the year. It is likely that a sizable amount of slippage will occur as tankers initially scheduled for delivery later in 2011 are delivered in 2012 instead while other orders could be cancelled, as shipowners and shipyards continue to experience financing problems, or converted to other vessel types such as LNG Carriers.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico during the second half of 2011 could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Geopolitical events, such as the civil war in Libya, violence in Nigeria’s oil producing Niger delta and tensions in other North African countries and the Middle East, could also cause changes in supply patterns that could significantly impact rates. The rate of economic recovery and pace of restructuring activities in Japan and decisions concerning their nuclear power plants could also influence trade flows.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Goodwill and Intangible Assets

The goodwill on the consolidated balance sheet at June 30, 2011 relates to the lightering business in the International Crude Tankers reportable segment. The Company performed its annual goodwill impairment testing as of April 1, 2011. This evaluation did not result in an impairment charge being recognized. Furthermore, the fair value of the lightering business was substantially in excess of its carrying value as of the impairment testing date.

Vessel Impairment

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. The Company evaluates vessels for impairment only when it determines that it will sell a vessel or when events occur that cause the Company to believe that future cash flows for any individual vessel will be less than its carrying value. The carrying amounts of vessels held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the individual vessel level as separately identifiable cash flow information for each vessel is available.

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days are based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 10-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 10-year historical average rates calculated as of the reporting date, to be reasonable.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Finally, utilization is based on historical levels achieved and estimates of a residual value are consistent with the salvage value assumptions used in the determination of depreciation.

The more significant factors that could impact management’s assumptions regarding time charter equivalent rates include (i) loss or reduction in business from significant customers, (ii) unanticipated changes in demand for transportation of crude oil and petroleum products, (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions, (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated levels of tanker scrappings, and (v) changes in rules and regulations applicable to the tanker industry, including legislation adopted by international organizations such as IMO and the EU or by individual countries. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they were made, such assumptions are highly subjective and likely to change, possibly materially, in the future. There can be no assurance as to how long charter rates and vessel values will remain at their current low levels or whether they will improve by a significant degree. If charter rates were to remain at depressed levels future assessments of vessel impairment would be adversely affected.

Results from Vessel Operations:

During the second quarter of 2011, results from vessel operations decreased by $6,825 to a loss of $24,046, from a loss of $17,221 in the second quarter of 2010. During the first six months of 2011, results from vessel operations decreased by $37,059 to a loss of $49,887 from a loss of $12,828 in the first six months of 2010. These decreases reflect the impact of the period-over-period declines in TCE revenues principally driven by significantly weaker rates in the International Crude Tankers segment. Aggregate ship operating expenses excluding voyage expenses were relatively consistent period-over-period as increases in vessel and charter hire expenses that were principally the result of increases in the U.S. Flag operating fleet were offset by decreases in general and administrative expenses and losses related to vessel sales and impairment charges taken in second quarter of 2010.

During the second quarter of 2011, TCE revenues decreased by $24,331, or 11%, to $207,331 from $231,662 in the second quarter of 2010 primarily due to lower average daily TCE rates earned by vessels operating in the International Crude Tankers segment as a result of the depressed spot markets.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Also negatively impacting 2011 spot earnings was the significant increase in the average cost of bunker fuel oil during the first half of 2011 compared with the prior year period was not fully recoverable in the marketplace. The U.S. segment contributed increased TCE revenues in 2011 resulting from the 2010 and 2011 deliveries of newbuild Jones Act Product Carriers, which are employed on time charters negotiated prior to the economic recession, and increased volumes carried in the Delaware Bay lightering business. During both the second quarter of 2011 and 2010, approximately 68% of the Company’s TCE revenues were derived from spot earnings.

During the first six months of 2011, TCE revenues decreased by $47,630, or 10%, to $413,893 from $461,523 in the first six months of 2010. This decrease reflected lower average daily TCE rates across all of the Company’s International Flag vessel classes, partially offset by the growth in TCE revenues in the U.S. segment discussed above.  During the first six months of 2011, approximately 68% of the Company’s TCE revenues were derived from spot earnings compared with 66% in the first six months of 2010, which reflects increased exposure to earnings from depressed spot markets.

Increases in vessel and charter hire expenses in the second quarter and first six months of 2011 compared with the comparable periods in the prior year were principally the result of changes in the U.S. Flag operating fleet. These changes included the delivery (after completion of their conversions) of two owned newbuild shuttle tankers, three bareboat chartered-in Jones Act Product Carriers and two ATBs employed in the Delaware Bay lightering business since late-March 2010.

See Note C to the condensed financial statements for additional information on the Company’s segments, including equity in income/(loss) of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) loss from vessel operations for the segments to loss before income taxes, as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

International Crude Tankers
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
TCE revenues	$76,233	$125,996	$165,042	$258,128
Vessel expenses	(23,135)	(25,816)	(48,285)	(52,342)
Charter hire expenses	(44,935)	(44,007)	(88,201)	(94,512)
Depreciation and amortization	(17,948)	(19,044)	(35,636)	(37,443)
Income/(loss) from vessel operations (a)	$(9,785)	$37,129	$(7,080)	$73,831
Average daily TCE rate	$17,197	$27,820	$18,881	$28,605
Average number of owned vessels (b)	26.0	26.0	26.0	25.8
Average number of vessels chartered-in under operating leases	23.1	24.2	22.8	24.7
Number of revenue days (c)	4,433	4,529	8,741	9,024
Number of ship-operating days:(d)
Owned vessels	2,366	2,366	4,706	4,666
Vessels bareboat chartered-in under operating leases	364	455	752	905
Vessels time chartered-in under operating leases	1,535	1,487	3,026	3,029
Vessels spot chartered-in under operating leases	207	259	352	531

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

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2011 and 2010 between spot and fixed earnings and the related revenue days. The Company entered into FFAs and related bunker swaps as hedges against the volatility of earnings from operating the Company’s VLCCs in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment, are reported together with time charters entered in the physical market, under “2010 Fixed Earnings.” There were no synthetic time charter contracts outstanding during the 2011 periods. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Three months ended June 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$20,400	$—	$44,399	$37,060
Revenue days	1,230	—	1,189	92
Suezmaxes:
Average rate	$13,630	$—	$36,087	$—
Revenue days	456	—	282	—
Aframaxes:
Average rate	$14,840	$20,588	$19,133	$21,294
Revenue days	1,681	156	1,849	212
Panamaxes:
Average rate	$17,905	$17,226	$24,835	$17,860
Revenue days	455	364	451	364

Six months ended June 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$22,296	$—	$46,808	$46,835
Revenue days	2,502	—	2,104	430
Suezmaxes:
Average rate	$14,673	$—	$32,580	$—
Revenue days	780	—	513	—
Aframaxes:
Average rate	$16,476	$20,946	$19,998	$22,134
Revenue days	3,317	332	3,783	389
Panamaxes:
Average rate	$19,305	$17,271	$22,399	$18,390
Revenue days	905	724	900	724

During the second quarter of 2011, TCE revenues for the International Crude Tankers segment decreased by $49,763, or 39%, to $76,233 from $125,996 in the second quarter of 2010 principally reflecting 96 fewer revenue days and significant decreases in average spot rates across all crude sectors, with the impact focused in VLCCs and Aframaxes. The decrease in revenue days is primarily attributable to the OSG Lightering business and fewer chartered-in vessels in the Aframax fleet, partially offset by an increase in time chartered-in Suezmaxes, which operated in the Suezmax International pool.  The two double-sided Aframaxes, which had been chartered in by the OSG Lightering business and had generated poor returns since the second quarter of 2010, have both been sold as of the end of June 2011, which should positively impact segment results in future periods.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Vessel expenses decreased by $2,681 to $23,135 in the second quarter of 2011 from $25,816 in the second quarter of 2010, which was principally attributable to a decrease in average daily vessel expenses of $690 per day. The decrease in average daily vessel expenses was primarily due to the timing of fees and services and the delivery of stores and spares and lower repair costs. Charter hire expenses increased by $928 to $44,935 in the second quarter of 2011 from $44,007 in the second quarter of 2010, principally as a result of an increase in time chartered-in Suezmax vessels during the quarter, partially offset by a reduction in bareboat chartered-in Aframaxes.

During the first six months of 2011, TCE revenues for the International Crude Tankers segment decreased by $93,086, or 36%, to $165,042 from $258,128 in the first six months of 2010 primarily as a result of lower average blended rates across all crude sectors.  The largest decreases were centered in the VLCCs, which also reflected the impact of a reduction in fixed coverage from FFAs and related bunker fuel swaps, and Aframaxes.

Vessel expenses decreased by $4,057 to $48,285 in the first six months of 2011 from $52,342 in the first six months of 2010 principally reflecting a decrease in average daily vessel expenses of $560 per day. The components of this decrease in average daily vessel expenses were consistent with those discussed above for the second quarter of 2011. Charter hire expenses decreased by $6,311 to $88,201 in the first six months of 2011 from $94,512 in the first six months of 2010, reflecting 335 fewer chartered-in days in the current period, as well as lower profit share payable to owners, due to lower TCE rates achieved on VLCCs, Suezmaxes and the double sided Aframaxes in the OSG Lightering business.  The decrease in days reflects a reduction in chartered-in days in the OSG Lightering business and Aframax fleet, partially offset by an increase in time chartered-in Suezmaxes.

International Product Carriers

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
TCE revenues	$51,193	$45,430	$96,464	$95,552
Vessel expenses	(16,830)	(16,419)	(33,787)	(32,485)
Charter hire expenses	(29,227)	(26,530)	(58,114)	(50,325)
Depreciation and amortization	(9,547)	(8,824)	(18,591)	(17,771)
Loss from vessel operations	$(4,411)	$(6,343)	$(14,028)	$(5,029)
Average daily TCE rate	$15,061	$14,895	$14,295	$16,203
Average number of owned vessels	16.6	14.6	16.3	14.0
Average number of vessels chartered-in under operating leases	21.8	20.6	21.7	19.5
Number of revenue days	3,399	3,050	6,748	5,897
Number of ship-operating days:
Owned vessels	1,508	1,330	2,948	2,534
Vessels bareboat chartered-in under operating leases	728	819	1,476	1,629
Vessels time chartered-in under operating leases	1,257	1,058	2,445	1,909

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2011 and 2010 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended June 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$15,214	$—	$22,676	$—
Revenue days	398	—	228	—
Handysize Product Carriers:
Average rate	$15,153	$13,950	$11,649	$19,868
Revenue days	2,803	198	1,919	818

Six months ended June 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$17,096	$—	$20,224	$—
Revenue days	741	—	579	—
Handysize Product Carriers:
Average rate	$14,006	$14,170	$13,030	$20,591
Revenue days	5,427	553	3,342	1,801

During the second quarter of 2011, TCE revenues for the International Product Carriers segment increased by $5,763, or 13%, to $51,193 from $45,430 in the second quarter of 2010. This increase in TCE revenues reflected a 349 day increase in revenue days in the current period, which primarily resulted from an increase in owned and time-chartered in Handysize Product Carriers and a reduction in repair days for Panamax Product Carriers. Spot days as a percentage of total revenue days increased from 68% in the prior year’s quarter to 94% in the current quarter.  Contributing to the increased spot market exposure, and negatively impacting segment results, was a bankruptcy filing by one of the Company’s charterers in January 2011.  As a result, two vessels that the Company had time-chartered to this charterer entered the spot market in February and earned lower daily rates in the spot market in the current period than the rates that had been in place under the time charters.

Charter hire expenses increased by $2,697 to $29,227 in the second quarter of 2011 from $26,530 in the second quarter of 2010 driven by a 199 day increase in time chartered-in days for Handysize Product Carriers. Depreciation and amortization increased by $723 to $9,547 in the second quarter of 2011 from $8,824 in the second quarter of 2010 principally due to the delivery of one newbuild Panamax Product Carrier in May 2011 and the deliveries of two newbuild Handysize Product Carriers in May and October 2010.

Form 10-Q

    OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

During the first six months of 2011, TCE revenues for the International Product Carriers segment increased by $912, or 1%, to $96,464 from $95,552 in the first six months of 2010. This increase in TCE revenues resulted primarily from an increase in revenue days of 851 during the current period, reflecting the expansion of the Handysize Product Carrier fleet and the reduction in repair days for Panamax Product Carriers.  The impact of the increase in revenue days was substantially offset by a period-over-period reduction in daily rates earned by Handysize Product Carriers operating in the spot market combined with increased spot market exposure for the Handysize Product Carriers as all but three vessels were operating in the spot market as of June 30, 2011.

Vessel expenses increased by $1,302 to $33,787 in the first six months of 2011 from $32,485 in the first six months of 2010, principally due to an increase of 261 owned and bareboat chartered-in days. Charter hire expenses increased by $7,789 to $58,114 in the first six months of 2011 from $50,325 in the first six months of 2010 due to a 536 day increase for time chartered-in Handysize Product Carriers.

In 2005 the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). Each of the vessel owning companies receives a subsidy, which is $2,900 for 2010 and 2011, that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Other International
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
TCE revenues	$4,090	$2,413	$8,127	$4,347
Vessel expenses	(621)	(430)	(1,293)	(965)
Charter hire expenses	(2,025)	(434)	(4,050)	(434)
Depreciation and amortization	(1,398)	(1,562)	(2,848)	(3,098)
Income/(loss) from vessel operations	$46	$(13)	$(64)	$(150)
Average daily TCE rate	$22,473	$21,929	$22,450	$21,735
Average number of owned vessels	1.0	1.0	1.0	1.0
Average number of vessels chartered in under operating leases	1.0	0.2	1.0	0.1
Number of revenue days	182	110	362	200
Number of ship-operating days:
Owned vessels	91	91	181	181
Vessels time chartered-in under operating leases	91	19	181	19

During 2011, the Company operated two other International Flag vessels, a Pure Car Carrier and a LPG Carrier. The Pure Car Carrier, which is owned by the Company, is employed on a long-term charter. The LPG Carrier was chartered-in by the Company under a short-term charter that commenced in June 2010 and expired in July 2011.

Form 10-Q

  OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

U. S. Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
TCE revenues	$75,815	$57,823	$144,260	$103,496
Vessel expenses	(27,960)	(24,997)	(54,590)	(45,944)
Charter hire expenses	(22,945)	(17,660)	(44,117)	(33,974)
Depreciation and amortization	(13,827)	(13,782)	(27,953)	(26,826)
Income/(loss) from vessel operations	$11,083	$1,384	$17,600	$(3,248)
Average daily TCE rate	$40,673	$36,275	$39,862	$35,248
Average number of owned vessels	13.0	16.0	13.4	15.6
Average number of vessels chartered in under operating leases	9.7	7.5	9.4	7.3
Number of revenue days	1,864	1,595	3,619	2,936
Number of ship-operating days:
Owned vessels	1,183	1,456	2,434	2,819
Vessels bareboat chartered-in under operating leases	883	684	1,693	1,314

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2011 and 2010 between spot and fixed earnings and the related revenue days.

Three months ended June 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Handysize Product Carriers:
Average rate	$32,346	$50,895	$13,244	$49,009
Revenue days	69	987	91	750
ATBs:
Average rate	$21,412	$—	$23,490	$33,255
Revenue days	470	—	335	91
Lightering:
Average rate	$39,328	$—	$27,417	$—
Revenue days	338	—	328	—

Six months ended June 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Handysize Product Carriers:
Average rate	$22,234	$50,434	$13,244	$47,468
Revenue days	141	1,880	91	1,368
ATBs:
Average rate	$22,885	$—	$22,895	$33,732
Revenue days	1,002	—	700	179
Lightering:
Average rate	$39,206	$—	$25,628	$—
Revenue days	596	—	598	—

Form 10-Q

   OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

During the second quarter of 2011, TCE revenues for the U.S. segment increased by $17,992, or 31%, to $75,815 from $57,823 in the second quarter of 2010. Since March 31, 2010 the Company has sold all four of its remaining single-hull Product Carriers and an older double hulled tanker with an inefficient gas turbine engine that was engaged in lightering.  The Company broke out one ATB (OSG Honour/OSG 209) from lay-up in the fourth quarter of 2010 as supply/demand fundamentals in the U.S. market improved, and took delivery of three bareboat chartered-in and one owned newbuild Product Carrier subsequent to April 2010 (including the Overseas Chinook, which completed conversion to a shuttle tanker in March 2011).  Upon delivery from shipyards, all of these newbuild Product Carriers began operating under multi-year time charters with fixed rates that were agreed to before the start of the economic recession, with the exception of the Overseas Tampa, which commenced a one year time charter shortly after its delivery in late-April 2011.The increase in TCE revenues also reflects an increase in Delaware Bay lightering volumes, which transported an average of 298,000 barrels per day during the quarter, representing a 32% increase over the prior year period.  In the current quarter one vessel was in lay-up for a total of 83 days, while in the prior year’s quarter, five vessels were laid-up for a total of 455 days.

Vessel expenses increased by $2,963 to $27,960 in the second quarter of 2011 from $24,997 in the second quarter of 2010, due to the additions to the operating fleet discussed above.  Charter hire expenses increased by $5,285 to $22,945 in the second quarter of 2011 from $17,660 in the second quarter of 2010, reflecting the delivery of the three bareboat chartered-in Jones Act Product Carriers referred to above.

During the first six months of 2011, TCE revenues for the U.S. segment increased by $40,764, or 39%, to $144,260 from $103,496 in the first six months of 2010. The increase was attributable to the changes in the operating fleet discussed above and increased volumes in the Delaware Bay lightering business, with the additional positive impact of the Overseas Cascade, which commenced a multi-year time charter at favorable rates upon the completion of its conversion to a shuttle tanker in March 2010.  For the first six months of 2011, the U.S. Flag lightering fleet transported an average of 274,000 barrels per day, representing a 27% increase over the prior year period.  In the first six months of 2011, three vessels, including two single hull tankers that were sold in the first quarter of 2011, were in lay-up for a total of 279 days, while in the prior year period six vessels were laid-up for a total of 976 days.

Vessel expenses increased by $8,646 to $54,590 in the first six months of 2011 from $45,944 in the first six months of 2010, principally due to the additions to the operating fleet discussed above. Charter hire expenses increased by $10,143 to $44,117 in the first six months of 2011 from $33,974 in the first six months of 2010, due to the delivery of the chartered-in Jones Act Product Carriers referred to above. Depreciation and amortization increased by $1,127 to $27,953 from $26,826, reflecting the deliveries subsequent to mid-March 2010 of the OSG Vision/OSG 350, Overseas Cascade, Overseas Chinook and OSG Horizon/OSG 351, partially offset by the impact of the vessel disposals discussed above.

Form 10-Q

    OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses

During the second quarter of 2011, general and administrative expenses decreased by $2,045 to $22,434 from $24,479 in the second quarter of 2010 principally due to the following:

•	reduced compensation and benefits of approximately $704; and
•	lower legal and consulting expenses totaling $1,813.

These decreases were partially offset by the impact of unfavorable changes in foreign currency exchange rates totaling $919.

For the six months ending June 2011, general administrative expenses decreased by $4,406 to $46,902 from $51,308 for the six months ended June 2010 principally due to the following:

•	reduced compensation and benefits of approximately $1,587; and
•	lower legal and consulting expenses of $3,403.

These decreases were partially offset by the impact of unfavorable changes in foreign currency exchange rates totaling $1,293.

The first quarter of each year reflects payroll taxes and certain benefits attributable to the Company’s payment of the respective prior year’s cash incentive bonuses in the first quarter. Such payroll taxes and benefits, which are recognized in the period in which the cash incentive bonuses are paid rather than being spread over the year, amounted to approximately $900 in the first quarter of 2011.

Equity in Income of Affiliated Companies:

During the second quarter of 2011, equity in results of affiliated companies increased by $6,975 to income of $3,930 from a loss of $3,045 in the second quarter of 2010. During the first six months of 2011, equity in results of affiliated companies increased by $14,915 to income of $9,572 from a loss of $5,343 in the six months ended June 30, 2010. The increases resulted from the full utilization during the 2011 periods of the two FSO vessels that were converted from ULCCs, as well as the lower current period losses from the  changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. Results for the 2010 periods were impacted adversely by delays in the conversion of the two ULCCs to FSOs. As a result of such delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered in the TI Oceania, a ULCC wholly owned by the Company, as a temporary replacement floating storage unit. Charter hire received from MOQ from early August 2009 through the vessel’s redelivery in January 2010 was substantially offset by liquidated damages payable by the joint venture to MOQ under the service contracts. The FSO Africa completed conversion in March 2010 and costs incurred subsequent thereto, including fuel costs incurred while at anchorage, have been reflected in profit and loss. The FSO Africa was idle from its delivery through August 30, 2010, at which time it commenced a three year service contract with MOQ. Because of MOQ’s notification that it was cancelling the service contract for the FSO Africa, the joint venture recorded a charge in the first quarter of 2010 attributable to the de-designation of interest rate swaps that were being accounted for as cash flow hedges. All subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of such charges recognized in equity in income/(loss) from affiliated companies for the three months June 30, 2011 and 2010 was $2,308 and $3,968, respectively, and for the six months ended June 30, 2011 and 2010 was $2,373 and $8,736, respectively.

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

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of June 30, 2011 and 2010.

Three months ended June 30,	2011		2010
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	179	49.9%	181	49.9%
FSOs operating on long-term charter	91	50.0%	45	50.0%
ULCC operating as temporary FSO	—	—	—	—
	270		226

Six months ended June 30,	2011		2010
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	358	49.9%	361	49.9%
FSOs operating on long-term charter	181	50.0%	88	50.0%
ULCC operating as temporary FSO	—	—	11	50.0%
	539		460

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest before impact of swaps and capitalized interest	$18,693	$18,339	$35,984	$30,014
Impact of swaps	2,498	3,135	5,537	6,496
Capitalized interest	(2,057)	(2,282)	(4,648)	(5,024)
Interest expense	$19,134	$19,192	$36,873	$31,486

Form 10-Q

     OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense (continued):

The Company’s issuance of $300,000 principal amount of 8.125% senior unsecured notes in March 2010 and use of the net proceeds to reduce amounts borrowed under the long-term revolving credit facility, resulted in an increase in interest expense for the six months ended June 30, 2011. The above increase was offset by the prepayment on July 1, 2010 of $42,174 of fixed rate term loans with a weighted average interest rate of 6%. Such prepayment was funded using funds borrowed under the long-term revolving credit facility. Interest expense for the three and six months ended June 30, 2010 also included a $1,029 write off of the unamortized balance of deferred finance charges with respect to the $200,000 secured revolving credit facility, which the Company terminated in June 2010.

Interest expense decreased marginally by $58 to $19,134 in the second quarter of 2011 from $19,192 in the second quarter of 2010 as a result of (i) the prepayment of the 6% term loans, (ii) the impact of the 2010 write off of deferred finance charges mentioned above, and (iii) a decline in expenses related to interest rate swaps, which resulted from the expiry of two interest rate swap agreements in the first quarter of 2011. These decreases were substantially offset by increases in the average amount of variable debt outstanding of $320,700 and the impact of commitment fees incurred on the unsecured forward start revolving credit facility.

Interest expense increased by $5,387 to $36,873 in the first six months of 2011 from $31,486 in the first six months of 2010 as a result of (i) increases in the average amount of variable debt outstanding of $125,900 and the average rate paid on floating rate debt of 10 basis points to 1.4% from 1.3% in 2010, (ii) the issuance of the 8.125% senior unsecured notes mentioned above and (iii) commitment fees on the forward start facility.  These increases were partially offset by a decrease in expenses from interest rate swaps due to the expiry of the two interest rate swap agreements and the favorable impact on 2011 of the prepayment of the 6% term loans and 2010 write off of deferred finance charges mentioned above.

Income Tax Benefit:

The income tax benefits for the three and six months ended June 30, 2011 and 2010 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflect the reversal of previously established deferred tax liabilities.

EBITDA:

EBITDA represents operating earnings before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net loss, as reflected in the condensed consolidated statements of operations, to EBITDA:

Form 10-Q

     OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EBITDA (continued):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(37,308)	$(37,857)	$(71,866)	$(47,210)
Income tax benefit	(1,220)	(1,116)	(2,776)	(2,108)
Interest expense	19,134	19,192	36,873	31,486
Depreciation and amortization	42,720	43,212	85,028	85,138
EBITDA	$23,326	$23,431	$47,259	$67,306

Liquidity and Sources of Capital:

Working capital at June 30, 2011 was approximately $335,000 compared with $421,000 at December 31, 2010. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.

Net cash provided by operating activities in the first six months of 2011 approximated $7,000 (which is not necessarily indicative of the cash to be provided or used by operating activities for the year ending December 31, 2011) compared with $13,000 provided by operating activities in the first six months of 2010. Current financial resources are expected to be adequate to meet requirements in the next year.

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

In order to increase liquidity, the Company periodically evaluates transactions which may result in either the sale or the sale and leaseback of certain vessels in its fleet. The Company continues to monitor and evaluate the timing of repurchases of stock under its share buyback program. Because of weakness in the financial and credit markets there is greater focus on maintaining cash balances. The Company continually reviews the amount of its quarterly dividend to determine whether it is appropriate in light of the Company’s goals of preserving a strong balance sheet, investing for long-term growth and returning cash to stockholders. On July 29, 2011, the Board of Directors reduced the Company’s annual dividend rate by 50% to $0.875 per share from $1.75. On August 1, 2011, the Board declared a quarterly dividend of $0.21875 per share payable on November 22, 2011 to stockholders of record on November 7, 2011. Future dividends as well as the stock repurchase program will be evaluated as part of managing the balance sheet and cash. The dividend reduction was not required in order to maintain compliance with any financial covenant applicable to the Company.

The Company has a $1,800,000 seven-year unsecured revolving credit agreement maturing in 2013 with a group of banks. Borrowings under this facility bear interest at a rate based on LIBOR. On February 9, 2011, the availability under the unsecured revolving credit agreement decreased by $150,000.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

Accordingly, as of June 30, 2011, OSG had $1,650,000 of long-term unsecured credit availability, of which approximately $863,000 had been borrowed and an additional $10,146 had been used for letters of credit. The unsecured revolving credit facility matures as follows: $150,000 (2012) and $1,500,000 (2013).

On May 26, 2011, the Company entered into a $900,000 unsecured forward start revolving credit agreement with a bank lending group that matures on December 31, 2016. Under the terms of the agreement, OSG may begin borrowing under the forward start facility on February 8, 2013, the date on which OSG’s existing unsecured revolving credit facility expires. The new credit agreement contains the same financial covenant package as the existing facility and incorporates an “accordion feature” permitting an increase in total availability to $1,250,000 through additional bank subscriptions entered into before February 8, 2013.

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

Form 10-Q

  OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of June 30, 2011 and projects continued compliance over the next twelve months, the achievement of which may involve action by the Company. While the Company is primarily an unsecured borrower, three debt agreements with an aggregate outstanding balance of $517,595 as of June 30, 2011 contain loan-to-value clauses that require the charter-free market value of the vessels pledged as collateral under each of the secured facilities to be no less than a specified percentage of the borrowings outstanding. One facility with an outstanding balance as of June 30, 2011 of $158,993 (excluding balances applicable to two VLCCs that were under construction and therefore not subject to the loan-to-value clauses) requires a minimum ratio of 125% and two facilities with an aggregate outstanding balance of $358,602 require a minimum ratio of 110%. For covenant compliance purposes, the market values of the vessels are determined on the basis of a “willing seller and willing buyer” by independent third party ship brokers approved by the Company and the lenders. Such valuations are not necessarily equivalent to the amounts that the Company would receive upon sale of any of these vessels, which may be more or less. The debt agreements provide that the market values of the vessels be compared with the outstanding loan balances annually, on or around December 31, or if the Company were to draw down additional funds, for the facility with the 125% minimum ratio, and semi-annually for the facilities with the 110% minimum ratio. The estimated charter-free market value of the vessels that secured the facility requiring the maintenance of a minimum ratio of 125% provided a ratio of 198% as of December 31, 2010. The charter-free market value of the vessels that secured the two facilities requiring the maintenance of a minimum ratio of 110% provided ratios of 121% and 129% as of December 31, 2010 and 113% and 122% as of June 30, 2011. Market values of vessels are highly volatile and resulting changes could have a significant impact on the calculation of the reported ratios. In the event that the aggregate market value of the vessels that secure the Company’s obligations under any of the secured facilities falls below the minimum required percentage and the lenders request or require compliance, the Company has the option to either repay a portion of the borrowings under the facility or pledge additional collateral consisting of cash, cash equivalents or vessels of a similar size, class and age that are acceptable to the lenders. In addition to availability under the Company’s unsecured revolving credit agreement there are also a number of vessels in the Company’s fleet that it believes would be acceptable to the lenders as additional collateral. Accordingly, the Company expects it will continue to be in compliance with the loan-to-value covenants in these secured debt agreements over the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2011, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,148,832 of which $830,027 was nonrecourse to the Company.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO.  The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG through long-term secured bank financing and partner loans. The joint venture entered into a $500,000 credit facility, which was secured by the service contracts, to partially finance the acquisition of the two ULCCs and the cost of conversion. As a result of the cancellation of the service contract of the FSO Africa, on December 1, 2010, the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the available balance to $120,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR. As a result of this amendment, cash collateral aggregating $111,000 (previously posted by the joint venture partners in January 2010) was released to the joint venture partners in December 2010. Approximately $318,806 was outstanding under this facility as of June 30, 2011, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $418,597 as of June 30, 2011, pursuant to which it pays fixed rates of 3.9% and receives floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

Form 10-Q

  OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions covering notional amounts aggregating approximately $805,481 as of June 30, 2011, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of June 30, 2011 follows:

	Balance of 2011	2012	2013	2014	2015	Beyond 2015	Total
Debt (1)	$60,402	$125,993	$206,326	$140,922	$122,370	$1,978,459	$2,634,472
Operating lease obligations (2)
Bareboat Charter-ins	77,165	153,304	152,832	142,490	87,108	199,543	812,442
Time Charter-ins (3)	99,737	153,684	99,408	80,033	69,348	118,079	620,289
Construction contracts (4)	86,583	23,546	31,633	—	—	—	141,762

Total	$323,887	$456,527	$490,199	$363,445	$278,826	$2,296,081	$4,208,965

(1)
Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,543,437 as of June 30, 2011 have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at June 30, 2011 of 0.25%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $311,356 at June 30, 2011 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.2%.

(2)
As of June 30, 2011, the Company had charter-in commitments for 47 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

(3)
The Company estimates that its obligations under these time charter-in contracts expressed on a bareboat charter-in equivalent basis would be reduced to $73,603 (2011), $112,700 (2012), $76,154 (2013), $61,980 (2014), $53,598 (2015) and $89,545 (2016 and thereafter), an aggregate reduction of $152,710. The Company estimated the bareboat equivalent charter-in obligations, by adjusting the applicable daily time charter-in rate by the daily average vessel operating expenses for the Company’s different vessel classes in 2010.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

A significant percentage of the Company’s International Crude Tankers are deployed and earn revenue through commercial pools that operate on multiple routes on voyages of varying durations, which differ from the standard routes associated with the related hedging instruments Therefore, the FFA and bunker hedges that qualify as cash flow hedges for accounting purposes have basis risk. The TCE rates for the pools are computed from the results of actual voyages performed during the period whereas the rates used for settling FFA and bunker hedges are calculated as simple averages of the daily rates for standard routes reported with each daily rate weighted equally. High volatility tends to weaken the statistical relationship between pool performance and the FFA market results.

The Company also seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into stand alone bunker swaps. In August 2010, the Company entered into an agreement with a counterparty to purchase 787 metric tons per month of fuel oil for $430 per metric ton through June 2011. In January 2011, the Company entered into two additional agreements with a counterparty to purchase 400 metric tons per month of fuel for $511 and $522 per metric ton, respectively. These contracts settle on a net basis at the end of each calendar month through September 2012, respectively, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. As of June 30, 2011, the Company has recorded an asset of $495 related to the fair value of these contracts.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the three month period ended March 31, 2011.

Item 6.    Exhibits

See Exhibit Index on page 61.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 4, 2011	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: August 4, 2011	/s/ Myles R. Itkin
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