Form 10-Q
period 2011-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2011-11-04
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to_____

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
Common Shares outstanding as of November 3, 2011 – 30,469,193

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$156,347	$253,649
Short-term investments	25,726	20,047
Voyage receivables, including unbilled of $130,405 and $118,695	173,066	160,993
Other receivables, including income taxes recoverable	57,149	99,611
Inventories, prepaid expenses and other current assets	56,519	60,577
Total Current Assets	468,807	594,877
Vessels and other property, including construction in progress of $220,412 and $806,818, less accumulated depreciation of $819,445 and $756,988	3,241,274	3,195,383
Vessels held for sale	3,592	3,305
Deferred drydock expenditures, net	53,794	46,827
Total Vessels, Deferred Drydock and Other Property	3,298,660	3,245,515

Investments in Affiliated Companies	237,687	265,096
Intangible Assets, less accumulated amortization of $24,877 and $29,444	78,454	83,137
Goodwill	9,589	9,589
Other Assets	62,232	42,889
Total Assets	$4,155,429	$4,241,103

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$137,473	$129,178
Current installments of long-term debt	54,879	44,607
Total Current Liabilities	192,352	173,785
Long-term Debt	2,071,362	1,941,583
Deferred Gain on Sale and Leaseback of Vessels	15,802	40,876
Deferred Income Taxes and Other Liabilities	272,267	274,716
Total Liabilities	2,551,783	2,430,960

Equity:
Total Equity	1,603,646	1,810,143
Total Liabilities and Equity	$4,155,429	$4,241,103

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shipping Revenues:
Pool revenues, including $17,399, $15,235, $63,027 and $54,302 received from companies accounted for by the equity method	$50,263	$81,497	$197,102	$301,089
Time and bareboat charter revenues	70,310	71,707	194,961	205,083
Voyage charter revenues	135,806	106,724	399,722	307,413
	256,379	259,928	791,785	813,585
Operating Expenses:
Voyage expenses	70,195	51,370	191,708	143,504
Vessel expenses	75,665	64,009	213,620	195,745
Charter hire expenses	95,394	91,068	289,876	270,313
Depreciation and amortization	47,429	42,195	132,457	127,333
General and administrative	19,835	25,085	66,737	76,393
Shipyard contract termination recoveries	—	—	—	(627)
(Gain)/loss on disposal of vessels and other assets, net of impairments in 2010	233	1,722	(354)	29,273
Total Operating Expenses	308,751	275,449	894,044	841,934
Loss from Vessel Operations	(52,372)	(15,521)	(102,259)	(28,349)
Equity in Income/(Loss) of Affiliated Companies	3,523	(165)	13,095	(5,508)
Operating Loss	(48,849)	(15,686)	(89,164)	(33,857)
Other Income/(Expense)	(1,463)	155	1,083	494
	(50,312)	(15,531)	(88,081)	(33,363)
Interest Expense	21,097	17,739	57,970	49,225
Loss before Income Taxes	(71,409)	(33,270)	(146,051)	(82,588)
Income Tax Benefit	329	1,516	3,105	3,624
Net Loss	$(71,080)	$(31,754)	$(142,946)	$(78,964)

Weighted Average Number of Common Shares Outstanding:
Basic	30,232,603	30,146,783	30,223,828	29,276,685
Diluted	30,232,603	30,146,783	30,223,828	29,276,685
Per Share Amounts:
Basic net loss	$(2.35)	$(1.06)	$(4.74)	$(2.71)
Diluted net loss	$(2.35)	$(1.06)	$(4.74)	$(2.71)
Cash dividends declared	$0.22	$0.44	$1.53	$1.75

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(142,946)	$(78,964)
Items included in net loss not affecting cash flows:
Depreciation and amortization	132,457	127,333
Amortization of deferred gain on sale and leasebacks	(25,074)	(31,841)
Amortization of debt discount and other deferred financing costs	2,361	3,017
Loss on write-down of vessels and intangible assets	—	28,783
Compensation relating to restricted stock and stock option grants	7,515	8,678
Deferred income tax benefit	(2,992)	(4,644)
Unrealized losses/(gains) on forward freight agreements and bunker swaps	853	(237)
Undistributed earnings of affiliated companies	(670)	14,991
Deferred payment obligations on charters-in	3,992	3,644
Other – net	3,681	(595)
Items included in net income/(loss) related to investing and financing activities:
(Gain)/loss on sale or write-down of securities and investments – net	(116)	783
(Gain)/loss on disposal of vessels – net	(354)	490
Loss on repurchase of debt	375	—
Payments for drydocking	(28,244)	(14,078)
Changes in operating assets and liabilities	25,017	(22,021)
Net cash (used in)/provided by operating activities	(24,145)	35,339
Cash Flows from Investing Activities:
Long-term investments	(13,512)	—
Short-term investments	(5,678)	—
Disposal of short-term investments	—	50,000
Proceeds from sales of investments	3,148	190
Expenditures for vessels	(163,088)	(240,230)
Withdrawals from Capital Construction Fund	—	40,726
Proceeds from disposal of vessels	12,577	5,252
Expenditures for other property	(5,701)	(1,968)
Distributions from/(Investments in and advances to)affiliated companies – net	7,915	(152,155)
Shipyard contract termination payments	—	(1,973)
Other – net	5,180	1,556
Net cash used in investing activities	(159,159)	(298,602)
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	—	158,266
Decrease in restricted cash	—	7,945
Purchases of treasury stock	(830)	(1,281)
Issuance of debt, net of issuance costs and deferred financing costs	170,748	511,745
Payments on debt	(44,288)	(499,579)
Cash dividends paid	(40,171)	(38,391)
Issuance of common stock upon exercise of stock options	543	907
Other – net	—	(386)
Net cash provided by financing activities	86,002	139,226
Net decrease in cash and cash equivalents	(97,302)	(124,037)
Cash and cash equivalents at beginning of year	253,649	474,690
Cash and cash equivalents at end of period	$156,347	$350,653

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Overseas Shipholding Group, Inc. Stockholders
	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2011	$44,291	$403,601	$2,279,822	13,880,753	$(840,683)	$(76,888)	$1,810,143
Net Loss			(142,946)				(142,946)
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						(583)	(583)
Effect of Derivative Instruments						(23,332)	(23,332)
Effect of Pension and Other Postretirement Benefit Plans						(30)	(30)
Comprehensive Loss							(166,891	)***
Cash Dividends Declared			(46,834)				(46,834)
Issuance of Restricted Stock Awards		(940)		(63,952)	940		—
Compensation Related to Options Granted		2,257					2,257
Amortization of Restricted Stock Awards		5,258					5,258
Options Exercised and Employee Stock Purchase Plan		315		(18,160)	228		543
Purchases of Treasury Stock				22,925	(830)		(830)
Balance at September 30, 2011	$44,291	$410,491	$2,090,042	13,821,566	$(840,345)	$(100,833)	$1,603,646
Balance at January 1, 2010	$40,791	$262,117	$2,465,949	13,933,435	$(840,238)	$(60,764)	$1,867,855
Net Loss			(78,964)				(78,964)
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						384	384
Effect of Derivative Instruments						(46,515)	(46,515)
Effect of Pension and Other Postretirement Benefit Plans						(566)	(566)
Comprehensive Loss							(125,661	)***
Cash Dividends Declared			(51,831)				(51,831)
Issuance of Common Stock	3,500	154,766					158,266
Issuance of Restricted Stock Awards		(810)		(60,579)	810		—
Compensation Related to Options Granted		3,070					3,070
Amortization of Restricted Stock Awards		5,608					5,608
Options Exercised and Employee Stock Purchase Plan		536		(29,176)	371		907
Purchases of Treasury Stock				25,046	(1,281)		(1,281)
Balance at September 30, 2010	$44,291	$425,287	$2,335,154	13,868,726	$(840,338)	$(107,461)	$1,856,933

*     Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of September 30, 2011.
**   Amounts are net of tax.
*** Comprehensive loss for the three month periods ended September 30, 2011 and 2010 was $94,913 and $43,984, respectively.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements:

Note 1 — Basis of Presentation and Recent Accounting Pronouncements:

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

On September 15, 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed by the Company beginning January 1, 2012.

On September 21, 2011, the FASB issued ASU No. 2011-09, Disclosures about an Employer’s Participation in Multiemployer Plans, increasing the quantitative and qualitative disclosures an employer is required to provide in the company’s annual financial statements about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The standard is effective for the Company for its annual financial statements for the year ended December 31, 2011.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 2 — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(71,080)	$(31,754)	$(142,946)	$(78,964)
Common shares outstanding, basic:
Weighted average shares outstanding, basic	30,232,603	30,146,783	30,223,828	29,276,685
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	30,232,603	30,146,783	30,223,828	29,276,685
Dilutive equity awards	—	—	—	—
Weighted average shares outstanding, diluted	30,232,603	30,146,783	30,223,828	29,276,685

Awards of 1,773,522 and 1,730,542 shares of common stock for the three months ended September 30, 2011 and 2010, and 1,800,847 and 1,740,711 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 3 — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2011 and 2010 follows:

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
Three months ended September 30, 2011:
Shipping revenues	$75,731	$87,157	$2,239	$91,252	$256,379
Time charter equivalent revenues	54,353	47,815	2,239	81,777	186,184
Depreciation and amortization	19,369	10,880	1,385	15,795	47,429
Gain/(loss) on disposal of vessels	—	—	—	(233)	(233)
Income/(loss) from vessel operations	(29,944)	(14,892)	(98)	12,630	(32,304)
Equity in income of affiliated companies	1,152	—	1,914	457	3,523
Investments in affiliated companies at September 30, 2011	221,878	3,855	10,396	1,558	237,687
Total assets at September 30, 2011	1,874,262	915,898	16,415	1,077,980	3,884,555

Nine months ended September 30, 2011:
Shipping revenues	273,907	252,766	10,369	254,743	791,785
Time charter equivalent revenues	219,396	144,280	10,364	226,037	600,077
Depreciation and amortization	55,005	29,471	4,233	43,748	132,457
Gain/(loss) on disposal of vessels	758	(71)	(29)	(304)	354
Income/(loss) from vessel operations	(37,024)	(28,918)	(164)	30,230	(35,876)
Equity in income of affiliated companies	6,334	—	5,229	1,532	13,095
Expenditures for vessels	26,231	75,920	—	60,937	163,088
Payments for drydocking	6,690	10,750	—	10,804	28,244

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 3 — Business and Segment Reporting (continued):

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
Three months ended September 30, 2010:
Shipping revenues	$116,885	$71,380	$4,105	$67,558	$259,928
Time charter equivalent revenues	95,294	47,892	4,105	61,267	208,558
Depreciation and amortization	18,275	9,088	1,562	13,270	42,195
Gain/(loss) on disposal of vessels and other assets	—	—	(2,286)	564	(1,722)
Income/(loss) from vessel operations	8,178	(381)	15	3,474	11,286
Equity in income/(loss) of affiliated companies	(2,741)	—	1,992	584	(165)
Investments in affiliated companies at September 30, 2010	258,776	1,500	20,043	1,643	281,962
Total assets at September 30, 2010	1,905,459	861,585	28,677	935,330	3,731,051

Nine months ended September 30, 2010:
Shipping revenues	413,435	204,500	8,451	187,199	813,585
Time charter equivalent revenues	353,423	143,444	8,451	164,763	670,081
Depreciation and amortization	55,718	26,859	4,660	40,096	127,333
Adjustment to shipyard contract termination costs	—	—	—	627	627
Gain/(loss) on disposal of vessels and other assets	(12)	23	(2,286)	1,785	(490)
Loss on write-down of vessels and intangible assets	(12,730)	—	—	(16,053)	(28,783)
Income/(loss) from vessel operations	82,006	(5,410)	(132)	226	76,690
Equity in income/(loss) of affiliated companies	(12,376)	—	5,267	1,601	(5,508)
Expenditures for vessels	61,641	110,672	2	67,915	240,230
Payments for drydocking	5,905	873	238	7,062	14,078

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Time charter equivalent revenues	$186,184	$208,558	$600,077	$670,081
Add: Voyage expenses	70,195	51,370	191,708	143,504
Shipping revenues	$256,379	$259,928	$791,785	$813,585

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 3 — Business and Segment Reporting (continued):

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

Reconciliations of income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total (loss)/income from vessel operations of all segments	$(32,304)	$11,286	$(35,876)	$76,690
General and administrative expenses	(19,835)	(25,085)	(66,737)	(76,393)
Shipyard contract termination costs	—	—	—	627
Gain/(loss) on disposal of vessels and other assets, net of impairments	(233)	(1,722)	354	(29,273)
Consolidated loss from vessel operations	(52,372)	(15,521)	(102,259)	(28,349)
Equity in income/(loss) of affiliated companies	3,523	(165)	13,095	(5,508)
Other income/(expense)	(1,463)	155	1,083	494
Interest expense	(21,097)	(17,739)	(57,970)	(49,225)
Loss before income taxes	$(71,409)	$(33,270)	$(146,051)	$(82,588)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

As of September 30,	2011	2010
Total assets of all segments	$3,884,555	$3,731,051
Corporate cash and securities	182,073	350,653
Other unallocated amounts	88,801	117,942
Consolidated total assets	$4,155,429	$4,199,646

Note 4 — Vessels:

Purchase and Construction Commitments

As of September 30, 2011, the Company had remaining commitments for vessels to be wholly owned by the Company of $96,388 on non-cancelable contracts for the construction of four vessels (one VLCC, one Handysize Product Carrier and two Aframaxes). These vessels are scheduled for delivery between 2011 and 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 4 — Vessels (continued):

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

As of September 30, 2011, all of the vessels discussed in the preceding paragraph have been or were scheduled to be delivered to buyers. The Company gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable, including the fact that average spot rates achieved in the Company's International Flag segments in the third quarter of 2011 were the lowest they have been during the industry’s cyclical downturn that began in the fourth quarter of 2008. The Company has incurred ten consecutive quarters of losses through the third quarter of 2011 and the likelihood is that the current markets may continue in the near term and put increased pressure on second hand tanker values. In evaluating the events and circumstances as of September 30, 2011, the Company noted that there have been periods where rates have improved during this cyclical downturn, although such recoveries have not been sustained. Based on this consideration and the relatively young average age of the vessels in the Company’s International Flag fleet the Company concluded that the current depressed charter rates in the International Tanker and Product Carrier markets were not yet an indicator that would warrant a test for impairment as of September 30, 2011. Management will continue to monitor developments which could result in a change in the conclusion.

Vessel Sales

During the nine months ended September 30, 2011, the Company delivered its two remaining single-hulled U.S. Flag Tankers and the remaining chartered-in single-hulled International Flag Aframax in which it had a residual interest to buyers. The Company recognized a gain of $2,117 on these transactions. The gain on disposal of vessels for the nine months ended September 30, 2011 also includes approximately $3,400 in proceeds received in connection with property sales in accordance with the Bender Shipbuilding & Repair Co., Inc. bankruptcy liquidation plan and a loss of approximately $4,419 related to the cancellation of an order with an equipment supplier and the planned retirement of vessel support equipment.

On October 4, 2011, the Company delivered the 1981-built U.S. Flag lightering ATB discussed above, to buyers.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 4 — Vessels (continued):

During the quarter ended September 30, 2010, the Company delivered two U.S. Flag Tankers (one single-hulled and one double-hulled) to buyers. The Company recognized a net gain of $679 on the sale of these vessels.  Also during the quarter ended September 30, 2010, the Company determined that an order with an equipment supplier would not be completed. Accordingly, the Company recognized a loss of approximately $2,300 related to a deposit advanced to the supplier.

Vessel Acquisitions and Deliveries

During the nine months ended September 30, 2011, the Company completed construction of a U.S. Flag ATB, two International Flag Panamax Product Carriers, one VLCC, an International Flag Handysize Product Carrier and two tug boats.

During the nine months ended September 30, 2010, the Company completed construction of a VLCC, one International Flag Handysize Product Carrier and a U.S. Flag ATB.

Note 5 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2011, the Company had approximately a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to FSOs, one of which commenced service on January 5, 2010 and the other which commenced service on August 30, 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years ending in 2017. The service contracts provided for two ULCCs to be converted to FSOs. The first ULCC, the TI Asia, which was wholly owned by Euronav NV, was sold to the joint venture in October 2008 for approximately $200,000. The second ULCC, the TI Africa, which was wholly owned by OSG, was sold to the joint venture in January 2009. Conversion of both vessels to FSOs was delayed. The FSO Asia completed conversion in November 2009 and costs incurred subsequent thereto have been expensed by the joint venture. The FSO Asia experienced mechanical problems and effective hook-up did not occur until January 5, 2010. The service contract for the FSO Africa (formerly named the TI Africa) required that its conversion to an FSO be completed and it begin providing FSO services to MOQ by January 19, 2010 (the “Africa Cancellation Date”). On January 21, 2010, MOQ issued a notice of cancellation to the joint venture partners concerning the FSO Africa service contract due to its delayed delivery.

The service contracts provided for the payment of liquidated damages by the joint venture to MOQ for delays in delivery of the FSOs. Such liquidated damages, which were paid through the date of delivery of the FSO Asia and the termination of the service contract of the FSO Africa, were expensed by the joint venture as incurred.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 5 — Equity Method Investments (continued):

The FSO Africa was completed on March 14, 2010 and costs incurred subsequent thereto have been expensed by the joint venture. The FSO Africa commenced a three-year service contract with MOQ on August 30, 2010.

The joint venture financed the purchase of the vessels through long-term secured bank financing and partner loans. The joint venture entered into a $500,000 secured credit facility to partially finance the acquisition of the two ULCCs and the cost of the conversion. In connection with the secured bank financing, the partners severally issued guaranties. As of September 30, 2011 and December 31, 2010, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $152 and $278, respectively. As a result of the cancellation of the service contract of the FSO Africa, the joint venture partners were required to post $143,000 in cash collateral in consideration of the banks agreeing to waive, for a period that ended on November 30, 2010, the acceleration of amounts outstanding under the facility related to the FSO Africa, which aggregated $143,000 as of January 21, 2010 and approximately $120,000 as of November 30, 2010. On December 1, 2010, the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the available balance to $120,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR (“London Interbank Offered Rate”). As a result of this amendment, cash collateral aggregating $111,000 was released to the joint venture partners in December 2010.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions that were being accounted for as cash flow hedges as of December 31, 2009. The interest rate swaps, covering notional amounts aggregating $396,993 and $439,622 as of September 30, 2011 and December 31, 2010, respectively, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. In the first quarter of 2010, as a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, amounts previously included in accumulated comprehensive loss and all subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of losses recognized in equity in income/(loss) from affiliated companies was $2,533 and $3,033 for the quarter ended September 30, 2011 and 2010, respectively, and $4,906 and $11,769 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the joint venture had a liability of $35,966 and $28,815, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $8,538 and $6,990, at September 30, 2011 and December 31, 2010, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 5 — Equity Method Investments (continued):

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

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swaps agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $798,267 and $819,987 at September 30, 2011 and December 31, 2010, respectively. These swaps are being accounted for as cash flow hedges. As of September 30, 2011 and December 31, 2010, the joint venture recorded a liability of $155,568 and $102,705, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $77,556 and $51,174 at September 30, 2011 and December 31, 2010, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shipping revenues	$83,044	$79,183	$247,855	$226,230
Ship operating expenses	(56,037)	(56,924)	(167,016)	(165,232)
Income from vessel operations	27,007	22,259	80,839	60,998
Other expense	(355)	(3)	(1,053)	(926)
Interest expense *	(20,417)	(23,171)	(56,126)	(74,114)
Net income/(loss)	$6,235	$(915)	$23,660	$(14,042)

* Interest is net of amounts capitalized in connection with vessel construction of $0 for the three and nine months ended September 30, 2011, respectively, and $0 and $509 for the three and nine months ended September 30, 2010, respectively.

Note 6 – Variable Interest Entities (“VIEs”):

As of September 30, 2011, the Company participates in five commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note 5 above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 6 – Variable Interest Entities (continued):

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs as of September 30, 2011:

Consolidated Balance Sheet
Investments in Affiliated Companies	$216,042
Deferred Income Taxes and Other Liabilities (1)	152

(1)  Represents the Company’s valuation of its several guaranty of the FSO joint venture’s outstanding debt at September 30, 2011.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at September 30, 2011:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Income Taxes and Other Liabilities	$152	$373,109

In addition, as of September 30, 2011, the Company had approximately $26,422 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2011. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guaranty would first be reduced by the fair value of such FSOs.

 Note 7 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 7 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

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

The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010, other than derivatives, follow:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair value
Financial assets (liabilities)
Cash and cash equivalents	$156,347	$156,347	$253,649	$253,649
Short-term investments	25,726	25,726	20,047	20,047
Debt	(2,126,241)	(1,946,147)	(1,986,190)	(1,926,685)

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 7 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Fuel Price Volatility Risk

The Company enters into stand alone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. As of September 30, 2011, the Company is party to three bunker swap agreements, the details of which are as follows:

Fuel Type	Metric tons per Month	Price per Metric ton (MT)	Contract Period

3.5% Rotterdam Fuel Oil	400 MT	$522	July 2011 to September 2012
3.5% Rotterdam Fuel Oil	500 MT	$607	October 2011 to September 2013
3.5% Rotterdam Fuel Oil	500 MT	$580	October 2011 to September 2013

These contracts settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month.  These swaps do not qualify as cash flow hedges for accounting purposes.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $310,884 at September 30, 2011 pursuant to which it pays fixed rates ranging from 3.3% to 4.7% and receives floating rates based on the three-month LIBOR (approximately 0.37% at September 30, 2011). These agreements contain no leverage features and have various final maturity dates ranging from March 2012 to August 2014.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. The notional amount of the foreign currency forward contract outstanding at September 30, 2011 was €2,000. This contract, which settled on October 3, 2011, was not accounted for as a cash flow hedge.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 7 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

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

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
At September 30, 2011	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Other receivables, including income taxes recoverable.	$—	Accounts payable, accrued expenses and other current liabilities	$(7,453)
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	(2,433)

Total derivatives designated as hedging instruments		$—		$(9,886)

Derivatives not designated as hedging instruments:

Bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$—	Accounts payable, accrued expenses and other current liabilities	$(6)
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	(576)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	—	Accounts payable, accrued expenses and other current liabilities	(69)
Total derivatives not designated as hedging instruments		$—		$(651)

Total derivatives		$—		$(10,537)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 7 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

	Asset Derivatives		Liability Derivatives
At December 31, 2010	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Other receivables, including income taxes recoverable	$—	Accounts payable, accrued expenses and other current liabilities	$(9,852)
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	(6,166)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	430	Accounts payable, accrued expenses and other current liabilities	(132)
Total derivatives designated as hedging instruments		$430		$(16,150)

Derivatives not designated as hedging instruments:

Bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$271	Accounts payable, accrued expenses and other current liabilities	$—
Long-term portion	Other assets	—	Deferred income taxes and other liabilities	—
Total derivatives not designated as hedging instruments		$271		$—

Total derivatives		$701		$(16,150)

The effect of cash flow hedging relationships on the balance sheet as of September 30, 2011 and December 31, 2010 follows:

	Amount of Derivative Gain or (Loss) Reclassified to Accumulated Other Comprehensive Loss (Effective Portion)
	September 30, 2011	December 31, 2010

Interest rate swaps	$(93,218)	$(70,177)
Foreign currency contracts	—	291
Total	$(93,218)	$(69,886)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 7 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of cash flow hedging relationships on the statement of operations for the nine months ended September 30, 2011 and 2010 are shown below:

	Statement of Operations
For the nine months	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss (1)		Ineffective Portion (2)
ended September 30, 2011	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

Interest rate swaps	Interest expense	$(6,296)	Interest expense	$—

Foreign currency contracts	General and administrative expenses	602	General and administrative expenses	—
Total		$(5,694)		$—

(1)	The amount reclassified from accumulated other comprehensive loss to earnings for the three months ended September 30, 2011 related to interest rate swaps was $(2,547).
(2)	There was no ineffectiveness recognized in earnings for the three months ended September 30, 2011 related to interest rate swaps designated as cash flow hedges.

	Statement of Operations
For the nine months	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss (3)		Ineffective Portion (4)
ended September 30, 2010	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

FFAs and bunker swaps	Shipping revenues	$548	Shipping revenues	$—

Interest rate swaps	Interest expense	(7,547)	Interest expense	—

Foreign currency contracts	General and administrative expenses	(2,344)	General and administrative expenses	15
Total		$(9,343)		$15

(3)
The amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended September 30, 2010 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $(800), $(2,975) and $(1,099), respectively.

(4)
The ineffective portions of cash flow hedges recognized in earnings for the three months ended September 30, 2010 related to FFAs and bunker swaps, interest rate swaps and foreign currency contracts were $0, $0 and $24, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 7 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the three and nine months ended September 30, 2011 and 2010 are as follows:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2011	2010	2011	2010
FFAs and bunker swaps	Other income/(expense)	$(948)	$139	$231	$68
Foreign currency contracts	General and administrative expenses	(69)	—	(69)	—
Total		$(1,017)	$139	$162	$68

Fair Value Hierarchy

The following table presents the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):
	Fair Value	Level 1: Quoted prices in active markets for identical assets or liabilities		Level 2: Significant other observable inputs
Assets/(Liabilities) at September 30, 2011:
Trading marketable securities	$11,957	$11,957	(1)	$—
Available-for-sale marketable securities	$63	$63	(1)	$—
Derivative Liabilities	$(10,537)	$(582	)(2)	$(9,955	)(3)

Assets/(Liabilities) at December 31, 2010:
Available-for-sale marketable securities	$646	$646		$—
Derivative Assets	$701	$271	(4)	$430	(4)
Derivative Liabilities	$(16,150)	$—		$(16,150	)(5)
(1) Included in other assets in the accompanying consolidated balance sheet
(2) Bunker swaps
(3) Standard interest rate swaps (liability of $9,886) and foreign currency contracts (liability of $69)
(4) Bunker swaps (asset of $271) and foreign currency contracts (asset of $430)
(5) Standard interest rate swaps (liability of $16,018) and foreign currency contracts (liability of $132)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At September 30, 2011, the Company did not hold collateral related to its derivative transactions. At September 30, 2011, the Company has a $1,000 letter of credit issued in relation to its derivative activities.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 8 — Debt:

Debt consists of the following:

As of	September 30, 2011	December 31, 2010
Unsecured revolving credit facility	$929,000	$807,000
8.125% notes due 2018, net of unamortized discount of $3,503 and $3,907	296,497	296,093
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $22 and $34	63,581	73,234
Floating rate secured term loans, due through 2023	691,163	663,863
	2,126,241	1,986,190
Less current portion	54,879	44,607
Long-term portion	$2,071,362	$1,941,583

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

On August 5, 2011, the Company repurchased and retired $9,665 par value of its outstanding 8.75% debentures due in 2013. The Company recognized a loss of $375 on this transaction.

As of September 30, 2011, the Company had unused long-term credit availability of approximately $710,854, which reflects $10,146 of letters of credit issued principally in connection with collateral requirements for derivative transactions and certain arbitration proceedings.

The weighted average effective interest rate for debt outstanding at September 30, 2011 and December 31, 2010 was 3.5% and 3.8%, respectively. Such rates take into consideration related interest rate swaps.

On July 1, 2010, the Company prepaid its fixed rate secured term loans due through 2014 with an outstanding balance of $42,174. Also on June 24, 2010, the Company terminated its $200,000 secured revolver credit facility.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 8 — Debt (continued):

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

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties). Certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations. In addition, the financing agreements impose operating restrictions and establish minimum financial covenants, including limitations on the amount of total borrowings and secured debt and provide for acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants. Failure to comply with any of the covenants in the financing agreements could also result in a default under those agreements and under other agreements containing cross-default provisions. The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of September 30, 2011.

As of September 30, 2011, 17 vessels, including one that is under construction, representing approximately 30% of the net book value of the Company’s vessels, are pledged as collateral under certain debt agreements.

Interest paid, excluding capitalized interest, amounted to $31,374 and $27,322 for the three months ended September 30, 2011 and 2010, respectively, and $68,352 and $51,936 for the nine months ended September 30, 2011 and 2010, respectively.

Note 9 — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as its share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures was required to date in 2011 or at any time in 2010. As of September 30, 2011, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,300,000, including $119,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $810,000.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 9 — Taxes (continued):

The components of the income tax (benefits)/provisions follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current	$67	$520	$(113)	$1,020
Deferred	(396)	(2,036)	(2,992)	(4,644)
	$(329)	$(1,516)	$(3,105)	$(3,624)

At December 31, 2010, the Company had a reserve of approximately $4,943 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than “more likely than not.” There was no material change in the reserve during the nine months ended September 30, 2011.

Note 10 — Capital Stock and Stock Compensation:

On March 9, 2010, pursuant to a Form S-3 shelf registration, the Company sold 3,500,000 shares of its common stock at a price of $45.33 per share. The Company received net proceeds of $158,266 after deducting expenses.

Restricted Common Stock, Performance related Restricted Stock Units and Options

During the nine months ended September 30, 2011 and 2010, the Company awarded a total of 82,544 and 71,008 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the nine months ended September 30, 2011 and 2010 was $34.90 and $43.40 per share, respectively (the market price at date of grant).

In the first nine months of 2011 and 2010, the Company granted a total of 45,192 and 30,444 restricted stock units, respectively, to its non-employee directors. At the date of the awards in the first nine months of 2011 and 2010, the fair market value of the Company’s stock was $26.55 and $39.41 per share, respectively. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 10 — Capital Stock and Stock Compensation (continued):

During the nine months ended September 30, 2011 and 2010, the Company also granted a total of 54,329 and 44,142, respectively, performance related restricted stock units to certain of its employees, including senior officers. Each performance unit represents a contingent right to receive a variable number of shares of common stock of the Company, based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the three-year period over which the performance goals are measured. The performance units have no voting rights and may not be transferred or otherwise disposed of until they vest. Dividends will be paid in the form of additional performance units when the performance period expires and are conditioned upon the attainment of the performance goals. The estimated weighted average grant-date fair value of the performance stock units awarded during the nine months ended September 30, 2011 and 2010 was $40.19 and $52.43 per share, respectively. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants.

Stock Options

During the nine months ended September 30, 2011 and 2010, options covering 176,312 and 141,988 shares, respectively, were granted at the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the nine months ended September 30, 2011 and 2010 was $34.90 and $43.40 per share, respectively (the market price at date of grant). The grant date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $10.04 and $13.53 per share, respectively.

Note 11 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

As of	September 30, 2011	December 31, 2010
Unrealized (losses)/gains on available-for-sale securities	$(318)	$265
Unrealized losses on derivative instruments	(93,218)	(69,886)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(7,297)	(7,267)
	$(100,833)	$(76,888)

Included in accumulated other comprehensive loss at September 30, 2011 are the following amounts that have not yet been recognized in net periodic cost:  unrecognized transition obligation of $43 ($28 net of tax), unrecognized prior service costs of $1,444 ($939 net of tax) and unrecognized actuarial losses of $9,738 ($6,330 net of tax).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 12 — Leases:

1.	Charters-in:

As of September 30, 2011, the Company had commitments to charter in 46 vessels all of which are accounted for as operating leases. Twenty one are bareboat charters and 25 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in
at September 30, 2011:	Amount	Operating Days
2011	$38,558	1,932
2012	153,304	7,686
2013	152,832	7,665
2014	142,490	6,100
2015	87,108	3,850
Thereafter	199,543	10,734
Net minimum lease payments	$773,835	37,967

Time Charters-in
at September 30, 2011:	Amount	Operating Days
2011	$49,666	2,831
2012	156,475	9,360
2013	102,425	6,845
2014	80,100	4,881
2015	69,348	4,232
Thereafter	118,079	7,216
Net minimum lease payments	$576,093	35,365

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to repairs or drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 12 — Leases (continued):

2.	Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time and bareboat charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At September 30, 2011	Amount	Revenue Days
2011	$71,658	1,917
2012	187,853	4,505
2013	122,637	2,417
2014	77,050	1,277
2015	15,952	216
Thereafter	—	—
Net minimum lease payments	$475,150	10,332

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs  for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $2,265 (2011), $9,396 (2012) and $5,506 (2013), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price. The largest COA in the Delaware Bay lightering trade is excluded from the table above because the minimum annual revenues for that contract cannot be reasonably estimated. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Two of the Company’s vessels were chartered out to a company that filed for bankruptcy in January 2011. These charters were canceled in February 2011. The Company has filed claims against the charterer for unpaid charter-hire and damages for estimated losses that will be incurred as a result of not being able to replace the time charters at comparable levels in the spot market.

Note 13 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen), and postretirement health care and life insurance plans was not material during the nine months ended September 30, 2011 and 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company expects that its required contributions in 2011 with respect to its domestic defined benefit pension plan will be approximately $1,348, of which $1,092 was funded during the nine months ended September 30, 2011.

Note 14 — Other Income/(Expense):

Other income/(expense) consists of:
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Investment income:
Interest and dividends	$219	$418	$904	$1,066
(Loss)/gain on sale or write-down of securities and investments	(383)	(326)	116	(825)
	(164)	92	1,020	241
Loss on repurchase of debt	(375)	—	(375)	—
(Loss)/gain on derivative transactions	(948)	139	231	68
Miscellaneous — net	24	(76)	207	185
	$(1,463)	$155	$1,083	$494

Note 15 — Contingencies:

The Internal Revenue Service (“IRS”) imposed penalties totaling approximately $3,600 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question, and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. As of September 30, 2011, the Company has paid $3,500 in penalties and such amounts are included in other receivables in the accompanying consolidated balance sheet. The Company believes, based on the merits of the case, that the likelihood of an unfavorable judgment is more than remote but less than probable. Accordingly, no provisions have been made in the Company’s financial statements for a potential loss as of September 30, 2011 as the Company does not believe there is any one amount within the range of likely losses (from nil to $3,600) that is a better estimate than another.

Note 16 – Subsequent Event:

On October 12, 2011, OSG and its chief executive entered into two agreements. One agreement replaces the employment letter agreement dated as of January 19, 2004, as amended, and extends the time period from January 19, 2012 to October 12, 2016 for certain protection in the event of termination of employment without cause or for good reason. The other agreement amended the change of control agreement dated as of December 31, 2008, to extend its term to end on the earliest to occur of three events, one of which is a fixed date, which the letter agreement extended from January 19, 2012, to October 12, 2016.  In connection with entering into the above agreements, on October 12, 2011, OSG granted to its chief executive premium priced stock options for 450,000 shares of common stock at an exercise price of $22.50 per share and 177,778 performance based restricted stock units that contain vesting conditions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of September 30, 2011 consisted of 112 vessels aggregating 10.9 million dwt and 864,800 cbm, including 46 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 112 vessels, four newbuilds are scheduled for delivery between 2011 and 2013, bringing the total operating and newbuild fleet to 116 vessels.

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

Overview

Spot rates for crude oil tankers during the third quarter of 2011 were adversely affected by the entry of new tonnage into the market, an inventory drawdown that reduced requirements for seaborne crude oil movements and a significant increase in the Brent-Dubai crude oil price differential that resulted in a reduction in the movement of long-haul West African crudes to Asia. Additionally, an increase in domestic oil production in the U.S. even as domestic consumption decreased contributed to a decline in import requirements.  Trans-Atlantic and Caribbean to U.S. Gulf or Atlantic Coast Product Carrier rates were also lower primarily resulting from a reduction in U.S. oil demand combined with a slight increase in U.S. refining utilization rates that reduced import requirements.

The worldwide inventory drawdown in the third quarter of 2011 amounted to approximately 1.1 million barrels per day (“b/d”).  This included the coordinated release of 60 million barrels (650,000 b/d) of oil by the International Energy Agency (“IEA”) in OECD countries. The release of 30 million barrels of light sweet crude oil in the U.S. from its Strategic Petroleum Reserve (“SPR”) displaced an equal amount of light sweet crude oil seaborne imports that would have been sourced primarily from West Africa. The inventory release in Europe of 20 million barrels, which consisted of 15 million barrels of product and five million barrels of crude oil, resulted in a reduction in European refinery runs. A 10 million barrel inventory drawdown in OECD Pacific, six million in crude oil and four million in products, led to a reduction in seaborne imports from Asia.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Oil inventory levels in OECD countries have fallen by over 100 million barrels since August 2010 and are now considerably below their five-year rolling average. The crude oil and product futures markets are in backwardation and inventories are likely to continue to fall during the fourth quarter of 2011.

World oil demand during the third quarter of 2011 was approximately 89.8 million b/d, an increase of 760,000 b/d, or 0.9%, compared with the third quarter of 2010. Oil demand in non-OECD countries rose by 1.3 million b/d, or 3.2%, accounting for all of the increase in world demand. Rising oil demand in non-OECD countries was led by an increase of 560,000 b/d (6.2%) in China, 300,000 b/d (6.9%) in the FSU and 310,000 b/d (3.0%) in other developing Asia. Oil demand fell in OECD North America and Europe by 460,000 b/d and 240,000 b/d, respectively as gasoline demand declined in both of these regions and naphtha demand fell in Europe. Oil demand in OECD Asia increased by 130,000 b/d as Japan increased its dependence on oil-fired power generation to compensate for the loss of some of its nuclear power capacity that was damaged by the March earthquake and tsunami.

World oil demand in the first nine months of 2011 increased by approximately 1.3%, or 1.2 million b/d, compared with the same 2010 period. Demand in non-OECD countries rose by approximately 1.5 million b/d, or 3.5%, led by an increase of over 7% in China. Increased oil consumption in China was driven by rising demand for both middle distillates and gasoline. A decline of 320,000 b/d in OECD countries was about evenly split between North America and Europe as demand in OECD Asia remained relatively constant compared with the same nine month period a year ago.

OPEC crude oil production reached 30.1 million b/d in the third quarter of 2011, an increase of 430,000 b/d over the third quarter of 2010. Production in the Middle East was 21.8 million b/d, 1.9 million b/d over production in the same timeframe in 2010. Iraqi production in September reached its highest level in almost 10 years while Kuwaiti production attained its highest level in three years. Higher production from Middle East producers more than compensated for 1.5 million b/d of lost supplies from Libya, which remained embroiled in a civil war that began in the first quarter of 2011.

OPEC crude oil production averaged 29.8 million b/d during the first nine months of 2011, 400,000 b/d higher than the same timeframe in 2010. Increased Middle East production of 1.5 million b/d was somewhat offset by lower Libyan production of 1.1 million b/d.

The loss of over one million b/d of light sweet crude oil from Libya combined with the increase in medium and heavy sour crude oil production from the Middle East significantly impacted the light- sweet to heavy-sour crude oil price differential during 2011. The Brent-Dubai price differential that averaged $1.20 per barrel over the first nine months of 2010 averaged $5.50 per barrel during the same timeframe in 2011 and $6.00 per barrel in both the second and third quarters of 2011. This price differential made it more economical for Asian refineries to run Middle East crudes rather than West African crudes and thus adversely impacted the long haul West Africa-to-Asia seaborne trade.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Tanker values continued to decline during 2011. Third quarter VLCC newbuilding prices were about 10% lower than they were at the beginning of the year. Values for five and 10 year old tankers also declined and 15 year old tankers are now being quoted at prices that are not significantly in excess of scrap values. Additionally, approximately 30% of tankers originally scheduled for delivery in 2011 have been deferred or cancelled as companies experienced diminished cash flows due to lower spot rates and as financing options became increasingly more limited. The number of new tanker orders placed so far in 2011 is down significantly compared with prior years and the tanker orderbook is now at its lowest level in six years.

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

International Flag VLCCs

	Spot Market TCE Rates VLCCs in the Arabian Gulf*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average	$5,400	$10,500	$7,900	$33,400
High	$12,900	$32,000	$51,500	$93,900
Low	$(3,000)	$(5,200)	$(10,700)	$(5,200)
* Based on 60% Arabian Gulf to Eastern destinations and 40% Arabian Gulf to Western destinations

Rates for VLCCs trading out of the Arabian Gulf in the third quarter and first nine months of 2011 averaged $5,400 per day and $7,900 per day, respectively, about 49% and 76% lower than rates realized in the same periods during 2010.

Weaker VLCC rates so far this year compared with both the third quarter and first nine months of 2010 reflect an increase in available tonnage, a reduction in VLCCs being used for floating storage and a reduction in shipments of long-haul crudes from West Africa to Asia, specifically to China.

Seaborne crude oil imports into China in the third quarter of 2011 were below the corresponding timeframe in 2010 mainly due to an increase in refinery maintenance activities in July and August and from unanticipated downtime at PetroChina’s 400,000 b/d Dalian refinery.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Imports of West African crude oil into China averaged below 800,000 b/d during the third quarter of 2011, a 20% reduction from the one million b/d import level during the third quarter of 2010. This contributed towards a reduction in tonne-mile demand in the third quarter. There was also an unanticipated refinery shutdown in Taiwan as well as planned maintenance at the only refinery in Vietnam that reduced crude oil seaborne movements into Asia.

Chinese imports of crude oil during the first nine months of 2011 were only slightly above levels in the first nine months of 2010 as oil demand growth was met by a combination of higher domestic crude oil production, an increase in crude oil moved through pipelines from Russia, stemming from the startup of the East Siberian Oil Pipeline (“ESOP”) in late 2010, and an increase in product imports. China’s crude oil seaborne imports from West Africa were down by 20% from 2010 levels while imports from North Africa, primarily from war-torn Libya, were off by 12%.  A 9% increase in crude oil imports from South America and a 15% increase in imports from the Middle East partially compensated for the reduction in shipments from Africa.

There was a net increase in VLCC tonnage during the first nine months of 2011 of 35 tankers with 51 deliveries offset by 16 scrappings and conversions. There have been five VLCCs ordered during the first nine months of 2011 compared with 45 ordered during 2010. The world VLCC fleet totaled 563 vessels (171.4 million dwt) at September 30, 2011, including 10 single hull tankers. The VLCC orderbook totaled 144 vessels (45.5 million dwt) at September 30, 2011, equivalent to 27% of the existing VLCC fleet, based on deadweight tons.

International Flag Suezmaxes

	Spot Market TCE Rates Suezmaxes in the Atlantic*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average	$5,900	$10,500	$10,400	$23,700
High	$13,000	$21,000	$31,100	$64,000
Low	$1,300	$4,000	$1,300	$4,000
* Based on West Africa to U.S. Gulf Coast

Rates for Suezmaxes trading out of West Africa in the third quarter of 2011 averaged $5,900 per day, 44% lower than rates in the third quarter of 2010 and about 42% below rates in the second quarter of 2011. Rates during the first nine months of 2011 averaged $10,400 per day, approximately 56% below rates in the first nine months of 2010.

The release of 30 million barrels of light sweet crude oil from the SPR in the U.S. in the July and August period had an adverse impact on seaborne imports during the third quarter of 2011. U.S. imports from Nigeria and Angola were down 240,000 b/d compared with the third quarter of 2010.

Third quarter crude oil exports from Black Sea and Baltic Sea ports declined relative to the third quarter of 2010. Higher oil demand of 300,000 b/d in the FSU necessitated an increase in refining runs that reduced export availability. Exports from the Black Sea region were also reduced as a result of maintenance work on the Chirag platform and the Baku-Suspa pipeline while exports from the Baltic Sea areas were adversely impacted due to maintenance on the Primorsk pipeline as well as at the port itself.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Crude oil exports from the FSU during the first nine months of 2011 were approximately 400,000 b/d less than the same 2010 period. Rising oil demand in the FSU has resulted in an increase in refinery runs, which reached a record high 6.8 million b/d in June.

There has been a year-to-date increase in the Suezmax fleet of 34 tankers as 37 deliveries were somewhat offset by three scrappings.  There have been no Suezmaxes ordered in 2011 compared with 68 during 2010. The world Suezmax fleet totaled 439 vessels (67.6 million dwt) as of September 30, 2011, including nine single hull tankers. The Suezmax orderbook was 125 vessels (19.3 million dwt) at September 30, 2011, representing 29% of the existing Suezmax fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates Aframaxes in the Caribbean*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average	$6,100	$12,200	$6,900	$18,200
High	$15,000	$30,500	$37,500	$41,000
Low	$(700)	$5,700	$(700)	$5,700
*Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the third quarter of 2011 averaged $6,100 per day, 50% lower than the third quarter of 2010  and about 27% above the average for the second quarter of 2011. Year-to-date rates in 2011 averaged $6,900 per day, 62% lower than the same period in 2010.

Rates reached their highest levels in the third quarter at the end of July and beginning of August. The inventory drawdown of 30 million barrels of crude oil in the U.S. necessitated using tankers to move the crude oil from storage facilities at the U.S. Gulf Coast to U.S. refineries at other coastal locations. The U.S. government eased coastwise trading restrictions by allowing refiners to transport oil on international flag tankers. This resulted in approximately 37 additional liftings on Aframaxes, which benefitted rates.

Events in both Libya and Syria thus far in 2011 have had an adverse effect on the Aframax sector by curtailing crude oil movements from these countries to Europe. The civil war in Libya has reduced production from approximately 1.5 million b/d in the third quarter of 2010 to approximately 40,000 b/d in the third quarter of 2011. Approximately one million b/d of Libyan production was shipped to Europe in 2010. Since early 2011, the sharp decline in this crude trade resulted in surplus tonnage in this market. Some of this surplus tonnage moved into the Caribbean, placing downward pressure on rates in that region.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Aframaxes like Suezmaxes are used to transport FSU crude oil from both the Black and Baltic Seas and were also adversely affected by the developments described above under International Flag Suezmaxes.

The European Union (“EU”) imposed an oil embargo on Syria in early September that allowed for existing contracts to be fulfilled until mid-November. While the embargo prohibiting oil imports from Syria will not become effective till November 15, many companies have already ceased lifting Syrian crude.  Most of the crude oil exported from Syria goes to the EU, of which a large percentage moves into Italy, thus placing additional pressure on cross-Mediterranean Aframax trade.

Delays in transiting the Bosporus Straits increased in October as Turkey’s Maritime Association of Shipowners and Agents expanded its list of vessels and cargoes that could only transit the straits during daylight hours for safety issues. This has resulted in increased waiting time that has effectively increased tanker utilization and freight rates.

Forty-two Aframax newbuildings entered the fleet in the first nine months of 2011 while only 14 vessels were scrapped, resulting in a net increase of 28 tankers. There have been only seven Aframaes ordered to date in 2011 compared with 27 tankers ordered in 2010. The world Aframax fleet reached 902 vessels (95.6 million dwt) at September 30, 2011, of which 26 vessels were single-hull tankers. The Aframax orderbook totaled 103 vessels (11.4 million dwt) at September 30, 2011, representing 12% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates Panamaxes – Crude and Residual Oils*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average	$6,100	$10,600	$10,100	$14,400
High	$11,000	$19,400	$30,000	$24,900
Low	$1,300	$3,000	$0	$3,000
*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $6,100 per day during the third quarter of 2011, approximately 42% lower than the average rates in the corresponding quarter of 2010.  Year-to-date rates in 2011 averaged $10,100 per day, 30% lower than the same period in 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Panamax rates in the third quarter reached their high point at the end of August as Hurricane Irene moved through the Caribbean and up the Atlantic Coast of the U.S. causing delays that supported rates.  These higher rates could not be sustained as excess tonnage in the marketplace and more competition from Aframaxes on the Ecuador to U.S. West Coast oil trade caused rates to decline.

Twenty-two Panamax newbuildings entered the fleet in the first nine months of 2011 while only nine vessels were scrapped, resulting in a net increase of 13 vessels. There have been five Panamaxes ordered to date in 2011 compared with 13 ordered in 2010. The world Panamax fleet at September 30, 2011 stood at 459 vessels (32.4 million dwt), including 18 that were single-hulled. The Panamax orderbook of 59 vessels (4.3 million dwt) at September 30, 2011 represented 13% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates Handysize Product Carriers*
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average	$4,900	$7,700	$8,700	$7,900
High	$12,000	$18,500	$22,000	$18,500
Low	$300	$2,900	$300	$1,700
*Based on 60% trans-Atlantic and 40% Caribbean movements to the U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $4,900 per day during the third quarter of 2011, a reduction of 36% compared with the third quarter of 2010. Product Carrier rates for the first nine months of 2011 averaged $8,700 per day, about 10% above those realized during the same period in 2010.

Product import requirement during the third quarter of 2011 reflected a reduction in U.S. oil demand levels of approximately 400,000 b/d that combined with a slight increase in refining utilization rates reduced product import requirements. Additionally, lower refining runs in Europe reduced the amount of gasoline available for exports.

The U.S. Gulf Coast has in recent years increased product exports to both Latin America and Europe to such an extent that these trades have become front-haul routes while the formerly dominant Europe to U.S. and Caribbean to U.S. movements have become back-haul routes.  In the third quarter, gasoline exports from the U.S. Gulf Coast, primarily to Mexico and Latin America, increased by 45% (110,000  b/d) while middle distillate exports increased 10% to about 820,000 b/d compared with third quarter of 2010 levels. Over the first nine months of 2011, gasoline and middle distillate exports have each increased by about 140,000 b/d compared with the same nine month period in 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

To date, there have been 88 deliveries and 26 deletions of Handysize Product carriers in 2011. The world Handysize fleet consisted of 1,549 vessels (67.3 million dwt) at September 30, 2011, of which 103 were single-hulled. The Handysize orderbook stood at 210 vessels (10.0 million dwt), equivalent to 15% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges (“ATBs”)

	Average Spot Market TCE Rates
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
45,000 dwt Tankers	$40,800	$39,600	$36,200	$38,300
30,000 dwt ATBs	$26,500	$26,200	$23,200	$25,600

Spot rates for Jones Act Product Carriers and ATBs averaged $40,800 per day and $26,500 per day, respectively, during the third quarter of 2011, slightly above their respective third quarter 2010 rates. There were 54 vessels operating in the Jones Act fleet at the end of the third quarter of 2011 compared with 62 vessels available for trading at the end of the third quarter of 2010. There were no vessels in lay-up at the end of the third quarter of 2011 compared with eight at the end of the third quarter of 2010. The impact of this reduction in available tonnage was offset by an increase in third quarter 2011 bunker and marine diesel oil (“MDO”) costs of $210 per ton and $310 per ton, respectively. Third quarter 2011 rates for both Jones Act Product Carriers and ATBs were, however, more than 25% higher than their comparable second quarter 2011 rates as fuel costs for MDO declined by 4% from second quarter levels and four vessels were removed from the operating fleet during the quarter. Rates for the first nine months of 2011 for both Jones Act Product Carriers and ATBs were somewhat below rates in the same period in 2010. Increases in fuel costs in 2011 of approximately 45% totally offset reductions in available tonnage.

The Delaware Bay lightering business transported an average of 320,000 b/d during the third quarter of 2011, an increase of 30% compared with the third quarter of 2010. The increase is primarily due to the startup of PBF’s 195,000 b/d Delaware City refinery in third quarter of this year. The Sunoco Eagle Point refinery remained shut down. Sunoco has recently announced their intentions to sell or idle their remaining refineries in the Philadelphia area. ConocoPhillips has also announced their plans to either sell or close their Trainer refinery, also located in the Philadelphia area.

There were no Jones Act vessels delivered during the third quarter of 2011 and four vessels were scrapped. This resulted in 54 vessels available for trading in the Jones Act coastwise market at the end of the quarter. From the fourth quarter of 2011 through 2015, five tankers and barges in the 160,000 to 420,000 barrel size range are expected to be added to the fleet based on the current orderbook. Two vessels should be retired in accordance with OPA 90 phase-out regulations by December 31, 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

Outlook

Based on the September forecast by the International Monetary Fund (“IMF”) that world GDP growth will reach 3.8% in 2011 and 3.9% in 2012, the IEA predicts that world oil demand will increase by 1.0 million b/d, or 1.1%, in 2011 and by 1.25 million b/d, or 1.4%, in 2012. Oil demand growth in non-OECD areas in 2012 is forecast to increase by 1.5 million b/d while demand in OECD areas is forecast to decline by approximately 260,000 b/d. Refining capacity in Asia is forecast to grow by approximately 800,000 b/d in line with oil demand growth. Asia will require increased volumes of imported oil from West Africa, South America and the Middle East since Asian oil production is forecast to remain at 2011 levels.

Tanker rates should benefit as refinery runs increase throughout Asia during the fourth quarter. PetroChina’s Dalian refinery came back on-line in September after being shut-down in July due to a fire. Refining capacity should continue to expand in China. Refinery runs in India, Japan and South Korea are also forecast to increase compared with third quarter 2011 levels. These increases in Asian refining output will, however, be somewhat offset by a 40% reduction in refinery runs at Shell’s Palau Bukom refinery in Singapore because of a fire that occurred there in late September. Tanker rates could also be supported by continued delays in the Bosporus Straits, where tankers have had to wait approximately five days to transit in each direction.

The current tonnage oversupply situation will continue into the fourth quarter of 2011. Additional crude and Product Carrier deliveries are forecast to occur in the fourth quarter and will mitigate any improvements in tonne-mile demand. Tanker rates will therefore remain under pressure during the fourth quarter.

Refining capacity in both the U.S. and Mexico is forecast to increase in 2012. The 325,000 b/d Motiva refinery expansion at Port Arthur, Texas, which is configured to process heavy sour crudes, is forecast to commence operation in the first half of 2012. The eventual start-up of the coker in the Minatitlan refinery in Mexico will utilize additional volumes of Maya crude oil reducing the amount of heavy sour crudes that will be available for export from Mexico. It is likely that Middle East sour crudes will provide the additional feedstock required for the Motiva refinery expansion and could also compensate for the reduction in Maya crude oil supplies available for export to the U.S.

World inventory levels fell during 2010 and are expected to decline further by the end of 2011. According to the IEA, OECD inventories have declined from a surplus of 119 million barrels in August of 2010 to a deficit of 22 million barrels in August of 2011, measured relative to a five-year rolling average. Recent data indicated that U.S. commercial stock levels are now 61 million barrels below last year’s levels. With inventories well below their five-year average, the ability to further draw down inventories in 2012 may be limited, which could lead to an increase in seaborne movements.

While the Transitional National Council seems to now be in control in Libya, it is uncertain as to its ability to increase Libyan crude oil production to pre-civil war levels in the short term. It is generally expected that production will increase during 2012 and that crude exports will resume but remain below pre-civil war levels. Such a scenario may benefit Aframax tanker employment but at the expense of longer haul crude movements into Europe.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operations (continued):

The total supply of tankers is forecast to grow by 6% to 7% in 2011 with crude tanker tonnage increasing by about 7% and Product Carrier tonnage increasing by about 4.5%.  Net fleet growth in 2012 in VLCCs, Aframaxes, Panamaxes and Product Carriers is expected to be somewhat below 2011 levels while net fleet growth in Suezmaxes is forecast to be above 2011 levels. The increase in tonnage forecast to occur in 2012 is expected to offset increases in tonne-mile demand resulting in another depressed operating environment.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Winter-related delays in the Bosporus straits could increase tanker utilization rates in the coming months. Geopolitical events, such as violence in Nigeria’s oil producing Niger delta, tensions with Iran and in other countries in the Middle East and North Africa could also cause changes in supply patterns that could impact rates. The rate of economic recovery and pace of restructuring activities in Japan and decisions concerning their nuclear power plants could also influence trade flows.

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

Goodwill and Intangible Assets

The goodwill on the consolidated balance sheet at September 30, 2011 relates to the lightering business in the International Crude Tankers reportable segment. The Company performed its annual goodwill impairment testing as of April 1, 2011. This evaluation did not result in an impairment charge being recognized. Furthermore, the fair value of the lightering business was substantially in excess of its carrying value as of the impairment testing date.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies (continued):

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days are based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 10-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 10-year historical average rates calculated as of the reporting date to be reasonable.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations:

During the third quarter of 2011, results from vessel operations decreased by $36,851 to a loss of $52,372 from a loss of $15,521 in the third quarter of 2010.  During the first nine months of 2011, results from vessel operations decreased by $73,910 to a loss of $102,259 from a loss of $28,349 in the first nine months of 2010.  These decreases primarily result from period-over-period declines in TCE revenues principally driven by significantly weaker rates in the International Crude Tankers segment and, to a lesser extent in the International Product Carriers segment.

During the third quarter of 2011, TCE revenues decreased by $22,374 or 11%, to $186,184 from $208,558 in the third quarter of 2010 primarily due to (i) lower average daily TCE rates earned by vessels operating in the International Crude Tankers segment as a result of the depressed spot markets which were further negatively impacted by higher average costs of bunker fuel oil in the current period that could not be fully recovered in the marketplace and (ii) higher exposure to earnings from depressed spot markets (principally in the International Product Carriers segment) as approximately 79% of the Company’s revenue days were spot revenue days during the third quarter of 2011 compared with 73% in the third quarter of 2010. The U.S. segment contributed increased TCE revenues in 2011 resulting from the 2010 and 2011 deliveries of newbuild Jones Act Product Carriers, which are employed on time charters negotiated prior to the economic recession, and increased volumes carried in the Delaware Bay lightering business.

During the first nine months of 2011, TCE revenues decreased by $70,004, or 10%, to $600,077 from $670,081 in the first nine months of 2010.  This decrease reflected lower average daily TCE rates across all of the Company’s International Flag vessel classes, partially offset by the growth in TCE revenues in the U.S. segment discussed above.  During the first nine months of 2011, approximately 80% of the Company’s revenue days were spot revenue days compared with 72% in the first nine months of 2010, which reflects increased exposure to earnings from depressed spot markets.

Increases in vessel and charter hire expenses in the third quarter and first nine months of 2011 compared with the comparable periods in the prior year were principally the result of changes in the U.S. Flag operating fleet, deliveries of eight Product Carriers since August 2010 and the return to service of two Panamax Product Carriers in 2011, which were undergoing repairs in the 2010 periods.  The changes in the U.S. Flag fleet included the delivery (after completion of their conversions) of two owned newbuild shuttle tankers, three bareboat chartered-in Jones Act Product Carriers and two ATBs employed in the Delaware Bay lightering business since late-March 2010.

See Note 3 to the condensed financial statements for additional information on the Company’s segments, including equity in income/(loss) of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to loss before income taxes, as reported in the consolidated statements of operations.

Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

International Crude Tankers

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
TCE revenues	$54,353	$95,294	$219,396	$353,423
Vessel expenses	(24,735)	(23,139)	(73,021)	(75,484)
Charter hire expenses	(40,193)	(45,702)	(128,394)	(140,215)
Depreciation and amortization	(19,369)	(18,275)	(55,005)	(55,718)
Income from vessel operations (a)	$(29,944)	$8,178	$(37,024)	$82,006
Average daily TCE rate	$12,486	$21,266	$16,755	$26,170
Average number of owned vessels (b)	26.9	26.0	26.3	25.9
Average number of vessels chartered-in under operating leases	21.1	23.6	22.2	24.3
Number of revenue days (c)	4,353	4,481	13,094	13,505
Number of ship-operating days:(d)
Owned vessels	2,477	2,392	7,183	7,058
Vessels bareboat chartered-in under operating leases	368	460	1,120	1,365
Vessels time chartered-in under operating leases	1,397	1,533	4,422	4,563
Vessels spot chartered-in under operating leases	176	178	528	708
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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2011 and 2010, between spot and fixed earnings and the related revenue days. The Company entered into FFAs and related bunker swaps, the last of which expired in September 2010, as hedges against the volatility of earnings from operating the Company’s VLCCs in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualify for hedge accounting treatment, are reported together with time charters entered in the physical market under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended September 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$10,993	$—	$32,017	$32,578
Revenue days	1,215	—	1,245	92
Suezmaxes:
Average rate	$15,123	$—	$19,185	$—
Revenue days	533	—	285	—
Aframaxes:
Average rate	$12,679	$19,771	$16,036	$20,980
Revenue days	1,569	142	1,857	87
Panamaxes:
Average rate	$12,005	$16,902	$16,557	$17,102
Revenue days	434	368	458	364

Nine months ended September 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCCs:
Average rate	$18,602	$—	$41,087	$44,314
Revenue days	3,717	—	3,350	522
Suezmaxes:
Average rate	$15,046	$—	$27,798	$—
Revenue days	1,313	—	798	—
Aframaxes:
Average rate	$15,259	$20,632	$18,654	$21,739
Revenue days	4,886	474	5,641	475
Panamaxes:
Average rate	$16,938	$17,147	$20,549	$17,959
Revenue days	1,339	1,092	1,359	1,088

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

During the third quarter of 2011, TCE revenues for the International Crude Tankers segment decreased by $40,941, or 43%, to $54,353 from $95,294 in the third quarter of 2010 reflecting significant decreases in average spot rates across all crude sectors, with the greatest impact being in VLCCs and Aframaxes.  Revenue days also decreased by 128 days during the current quarter. The decrease in revenue days reflects the sale in December 2010 and June 2011 of two double-sided Aframaxes, which had been chartered in by the OSG Lightering business and had generated poor returns since the second quarter of 2010. In addition, the change in revenue days reflects the redelivery of two time chartered-in VLCCs over the second and third quarters of 2011, offset by an increase in Suezmaxes that were chartered-in on a short-term basis and operated in the Suezmax International pool.

Vessel expenses increased by $1,596 to $24,735 in the third quarter of 2011 from $23,139 in the third quarter of 2010. The increase was principally attributable to an increase in average daily vessel expenses of $602 per day related to the timing of delivery of lubricating oils and higher crew and repair costs in the current period. Charter hire expenses decreased by $5,509 to $40,193 in the third quarter of 2011 from $45,702 in the third quarter of 2010, principally as a result of 230 fewer chartered-in days in the current quarter.  The OSG Lightering business accounted for $4,217 of the decrease. In addition to the redelivery of two VLCCs referred to above, the decrease in charter hire expense reflects a $5,000 per day reduction in daily time charter-in rates for another VLCC and one Aframax. Depreciation expense increased by $1,094 to $19,369 in the third quarter of 2011 from $18,275 in the third quarter of 2010, reflecting the delivery of one newbuild VLCC in July 2011.

During the first nine months of 2011, TCE revenues for the International Crude Tankers segment decreased by $134,027, or 38%, to $219,396 from $353,423 in the first nine months of 2010 primarily as a result of lower average blended rates across all crude sectors. The largest decreases were centered in the VLCCs, which also reflected the impact of a reduction in fixed coverage from FFAs and related bunker fuel swaps, and Aframaxes.

Vessel expenses decreased by $2,463 to $73,021 in the first nine months of 2011 from $75,484 in the first nine months of 2010 reflecting a decrease in average daily vessel expenses of $167 per day. The decrease in average daily vessel expenses for the first nine months of 2011 was primarily due to the timing of fees and services in the current period.  Also contributing to the decrease in vessel expenses was a 120 day decline in owned and bareboat chartered-in days. Charter hire expenses decreased by $11,821 to $128,394 in the first nine months of 2011 from $140,215 in the first nine months of 2010, primarily resulting from a decrease of 566 chartered-in days in the current period. The OSG Lightering business accounted for 559 days, including 372 days attributable to the sale of the two double-sided Aframaxes referred to above. An increase in chartered-in days for Suezmaxes was offset by reductions for VLCCs and Aframaxes. This change in mix, however, reduced charter-in expense since the charters for the VLCCs and Aframaxes were entered before rates came under pressure whereas the short-term charters on the Suezmaxes commenced in 2011.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Effective November 2011, PDV Marina S.A., a founding member of the Aframax International pool, will withdraw its four vessels from the pool and resign from its role as co-manager of the pool. The Aframax International pool will continue in its role as preferred transportation provider for CITGO Petroleum, which is also wholly owned by the Venezuelan state-owned oil company and the primary source of the pool’s Venezuelan cargoes.

International Product Carriers

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
TCE revenues	$47,815	$47,892	$144,280	$143,444
Vessel expenses	(20,768)	(15,727)	(54,555)	(48,212)
Charter hire expenses	(31,059)	(23,458)	(89,172)	(73,783)
Depreciation and amortization	(10,880)	(9,088)	(29,471)	(26,859)
Income/(loss) from vessel operations	$(14,892)	$(381)	$(28,918)	$(5,410)
Average daily TCE rate	$13,004	$15,218	$13,840	$15,861
Average number of owned vessels	18.3	15.0	17.0	14.3
Average number of vessels chartered-in under operating leases	22.8	21.5	22.0	20.2
Number of revenue days	3,675	3,147	10,423	9,044
Number of ship-operating days:
Owned vessels	1,680	1,380	4,628	3,914
Vessels bareboat chartered-in under operating leases	736	872	2,212	2,501
Vessels time chartered-in under operating leases	1,359	1,104	3,804	3,013

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2011 and 2010 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended September 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$11,205	$13,180	$15,915	$—
Revenue days	404	99	184	—
Handysize Product Carriers:
Average rate	$13,171	$14,871	$13,057	$22,193
Revenue days	2,899	273	2,089	782

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Nine months ended September 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Panamax Product Carriers:
Average rate	$15,010	$13,180	$19,314	$—
Revenue days	1,145	99	763	—
Handysize Product Carriers:
Average rate	$13,716	$14,372	$13,110	$21,085
Revenue days	8,325	826	5,431	2,582

During the third quarter of 2011, TCE revenues for the International Product Carriers segment decreased marginally by $77 to $47,815 from $47,892 in the third quarter of 2010. This decrease in TCE revenues reflected lower average blended rates for the Company’s Handysize and Panamax Product Carriers. Spot days as a percentage of total revenue days increased from 75% in the prior year’s quarter to 90% in the current quarter. Contributing to the increased spot market exposure and negatively impacting segment results, was a bankruptcy filing by one of the Company’s charterers in January 2011. As a result, two vessels that the Company had time-chartered to this charterer entered the spot market in February and earned lower daily rates in the spot market in the current period than the rates that had been in place under the time charters. Offsetting this decrease in rates was a 530 day increase in revenue days in the current period. This increase resulted from the delivery of two owned and four time chartered-in Handysize Product Carriers since August 2010 and two owned Panamax Product Carriers since May 2011, as well as a quarter-over-quarter reduction in repair days for the Panamax Product Carriers.

Vessel expenses increased by $5,041 to $20,768 in the third quarter of 2011 from $15,727 in the third quarter of 2010, principally due to the two Panamax Product Carriers that were out-of-service and undergoing repairs during the prior year’s quarter, a 164 day increase in owned and bareboat chartered-in days and an increase in average daily vessel expenses for modern Handysize Product Carriers of $1,323 per day. This increase in average daily vessel expenses resulted principally from the timing of delivery of lubricating oils, stores and spares. Charter hire expenses increased by $7,601 to $31,059 in the third quarter of 2011 from $23,458 in the third quarter of 2010, due to the recognition in the prior year’s quarter of certain third party recoveries of approximately $5,200 on the two Panamax Product Carrier undergoing repairs as a reduction of charter hire expense, as well as a 256 day increase in time chartered-in days for the Handysize Product Carriers in the current quarter. Depreciation and amortization increased by $1,792 to $10,880 in the third quarter of 2011 from $9,088 in the third quarter of 2010 principally due to the deliveries of two newbuild Panamax Product Carriers and two newbuild Handysize Product Carriers discussed above.

During the first nine months of 2011, TCE revenues for the International Product Carriers segment increased marginally by $836 to $144,280 from $143,444 in the first nine months of 2010. This increase in TCE revenues resulted primarily from an increase in revenue days of 1,381 during the current year, reflecting the expansion of the Handysize and Panamax Product Carrier sectors referred to above and the reduction in repair days for Panamax Product Carriers. The impact of the increase in revenue days was substantially offset by a period-over-period reduction in daily rates earned by Handysize and Panamax Product Carriers operating in the spot market combined with increased spot market exposure for the Handysize Product Carriers as all but two vessels were operating in the spot market as of September 30, 2011.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Vessel expenses increased by $6,342 to $54,554 in the first nine months of 2011 from $48,212 in the first nine months of 2010. This change principally reflects an increase of 425 owned and bareboat chartered-in days. Charter hire expenses increased by $15,390 to $89,173 in the first nine months of 2011 from $73,783 in the first nine months of 2010 due to the recognition during 2010 of the recoveries on the two Panamax Product Carriers discussed above and a net 504 day increase for chartered-in vessels in the current year.  Depreciation and amortization increased by $2,612 to $29,471 in the first nine months of 2011 from $26,859 in the first nine months of 2010, principally due to the four newbuild vessel deliveries discussed above, as well as two additional Handysize Product Carriers which delivered in February and May 2010.

In 2005 the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). Each of the vessel owning companies receives a subsidy, which was increased to $2,900 in 2009 that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Other International

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
TCE revenues	$2,239	$4,105	$10,364	$8,451
Vessel expenses	(713)	(502)	(2,005)	(1,464)
Charter hire expenses	(239)	(2,026)	(4,290)	(2,459)
Depreciation and amortization	(1,385)	(1,562)	(4,233)	(4,660)
Income/(loss) from vessel operations	$(98)	$15	$(164)	$(132)
Average daily TCE rate	$21,738	$22,310	$22,288	$22,008
Average number of owned vessels	1.0	1.0	1.0	1.0
Average number of vessels chartered in under operating leases	0.1	1.0	0.7	0.4
Number of revenue days	105	184	467	384
Number of ship-operating days:
Owned vessels	92	92	273	273
Vessels time chartered-in under operating leases	13	92	194	111

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

As of September 30, 2011, the Company operated two other International Flag vessels, a Pure Car Carrier and a Chemical Tanker. The Pure Car Carrier, which is owned by the Company, is employed on a long-term charter.  The Chemical Tanker has been time chartered-in by the Company for five years, commencing upon the vessel’s delivery from the shipyard, which occurred at the end of September 2011. The Chemical tanker is currently employed on a one year time charter.

U. S. Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
TCE revenues	$81,777	$61,267	$226,037	$164,763
Vessel expenses	(29,449)	(24,641)	(84,039)	(70,585)
Charter hire expenses	(23,903)	(19,882)	(68,020)	(53,856)
Depreciation and amortization	(15,795)	(13,270)	(43,748)	(40,096)
Income/(loss) from vessel operations	$12,630	$3,474	$30,230	$226
Average daily TCE rate	$42,883	$38,598	$40,898	$36,424
Average number of owned vessels	13.0	14.5	13.3	15.2
Average number of vessels chartered in under operating leases	10.0	8.3	9.6	7.6
Number of revenue days	1,907	1,587	5,527	4,523
Number of ship-operating days:
Owned vessels	1,196	1,338	3,630	4,157
Vessels bareboat chartered-in under operating leases	920	766	2,613	2,081

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2011 and 2010 between spot and fixed earnings and the related revenue days.

Three months ended September 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Handysize Product Carriers:
Average rate	$—	$50,965	$—	$49,350
Revenue days	—	1,089	—	846
ATBs:
Average rate	$21,137	$—	$20,826	$32,654
Revenue days	489	—	391	49
Lightering:
Average rate	$48,501	$—	$32,217	$—
Revenue days	329	—	301	—

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

Nine months ended September 30,	2011		2010
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Handysize Product Carriers:
Average rate	$21,961	$50,629	$13,479	$48,187
Revenue days	141	2,969	91	2,214
ATBs:
Average rate	$22,312	$—	$22,154	$33,500
Revenue days	1,491	—	1,091	229
Lightering:
Average rate	$42,516	$—	$27,833	$—
Revenue days	925	—	898	—

During the third quarter of 2011, TCE revenues for the U.S. segment increased by $20,510, or 33%, to $81,777 from $61,267 in the third quarter of 2010. Since March 31, 2010 the Company has sold all four of its remaining single-hull Product Carriers and an older double hulled tanker with an inefficient gas turbine engine that was engaged in lightering. The Company broke out one ATB (OSG Honour/OSG 209) from lay-up in the fourth quarter of 2010 as supply/demand fundamentals in the U.S. market improved and took delivery of two bareboat chartered-in and one owned newbuild Product Carrier subsequent to July 2010 (including the Overseas Chinook, which completed conversion to a shuttle tanker in March 2011).  Upon delivery from shipyards, two of these newbuild Product Carriers (Overseas Anacortes and Overseas Chinook) began operating under multi-year time charters with fixed rates that were agreed to before the start of the economic recession. The Overseas Tampa commenced a one year time charter shortly after its delivery in late-April 2011.  The increase in TCE revenues also reflects an increase in Delaware Bay lightering volumes, which transported an average of 320,000 barrels per day during the quarter, representing a 30% increase over the prior year period.  In the current quarter one vessel was in lay up for a total of 35 days, while in the prior year’s quarter, five vessels were laid-up for a total of 460 days. During the third quarter, the OSG 214 was taken out of lay-up and entered drydock for scheduled maintenance. With its recent return to the Jones Act spot market, all of OSG’s U.S. Flag vessels are now actively trading. In September 2011, Sunoco announced that it will make its Marcus Hook and Philadelphia refineries available for sale, and set a deadline of July 2012 for the sale of these facilities.  Sunoco is the core customer of the Company’s Delaware Bay lightering business.  The Company is currently evaluating the impact that Sunoco’s decision to sell these refineries could have on the Company’s Delaware Bay lightering business and the deployment of the three ATBs that are currently operating in that business.

Vessel expenses increased by $4,808 to $29,449 in the third quarter of 2011 from $24,641 in the third quarter of 2010, due to additions to the operating fleet discussed above.  Charter hire expenses increased by $4,021 to $23,903 in the third quarter of 2010 from $19,882 in the third quarter of 2010, reflecting the delivery of the two bareboat chartered-in Jones Act Product Carriers referred to above. Depreciation and amortization increased by $2,525 to $15,795 from $13,270, reflecting the 2011 deliveries of the Overseas Chinook and OSG Horizon/OSG 351 and two tug boats (OSG Courageous and OSG Endurance) and an increase in recent drydocks in the U.S. Flag ATB fleet, partially offset by the vessel disposals discussed above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations (continued):

During the first nine months of 2011, TCE revenues for the U.S. segment increased by $61,274, or 37%, to $226,037 from $164,763 in the first nine months of 2010. The increase was attributable to the changes in the operating fleet discussed above and increased volumes in the Delaware Bay lightering business, with the additional positive impacts of the Overseas Cascade, which commenced a multi-year time charter at favorable rates upon the completion of its conversion to a shuttle tanker in March 2010, and the delivery of a bareboat chartered-in Product Carrier, Overseas Martinez, in May 2010, which immediately commenced a three-year time charter.  For the first nine months of 2011, the U.S. Flag lightering fleet transported an average of 297,000 barrels per day, representing a 32% increase over the prior year period.  In the first nine months of 2011, three vessels, including two single hull tankers that were sold in the first quarter of 2011, were in lay-up for a total of 315 days, while in the prior year period six vessels were laid-up for a total of 1,436 days.

Vessel expenses increased by $13,454 to $84,039 in the first nine months of 2011 from $70,585 in the first nine months of 2010, principally due to the additions to the operating fleet discussed above. Charter hire expenses increased by $14,164 to $68,020 in the first nine months of 2011 from $53,856 in the first nine months of 2010, principally due to the delivery of the chartered-in Jones Act Product Carriers referred to above. Depreciation and amortization increased by $3,652 to $43,748 from $40,096, reflecting the deliveries subsequent to mid-March 2010 of the OSG Vision/OSG 350, Overseas Cascade, Overseas Chinook and OSG Horizon/OSG 351, partially offset by the impact of the vessel disposals discussed above

General and Administrative Expenses

During the third quarter of 2011, general and administrative expenses decreased by $5,249 to $19,835 from $25,085 in the third quarter of 2010 principally because of the following:
•	reduced compensation and benefits of approximately $5,702;
•	lower consulting expenses totaling $456; and
•	lower director fees of $333.

These decreases were partially offset by the impact of unfavorable changes in foreign currency exchange rates totaling $1,219.

For the nine months ending September 30, 2011, general administrative expenses decreased by $9,656 to $66,737 from $76,393 in the nine months ended September 2010 principally because of the following:
•	reduced compensation and benefits of approximately $7,289;
•	lower legal and consulting expenses of $3,674; and
•	lower director fees of $488.

These decreases were partially offset by the impact of unfavorable changes in foreign currency exchange rates totaling $2,512.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses (continued):

The Company maintains an unfunded, nonqualified savings plan covering highly compensated U.S. shore-based employees where the investment choices are directed by the employees. In addition, under OSG’s Non-Employee Director Deferred Compensation Plan, participating directors can elect to invest deferred fees in phantom shares of the Company’s stock. The Company has recognized reductions in general and administrative expenses of $1,750 for the third quarter of 2011 and $1,632 for the nine months ending September 30, 2011 because of declines in the overall stock market, including OSG stock. This compares with reductions in general and administrative expenses of $48 for the third quarter of 2010 and $1,221 for the nine months ending September 30, 2010.

Equity in Income of Affiliated Companies:

During the third quarter of 2011, equity in results of affiliated companies increased by $3,688 to income of $3,523 from a loss of $165 in the third quarter of 2010. During the first nine months of 2011, equity in results of affiliated companies increased by $18,603 to income of $13,095 from a loss of $5,508 in the nine months ended September 30, 2010. The increases resulted from the full utilization during the 2011 periods of the two FSO vessels that were converted from ULCCs, as well as the lower current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. Results for the 2010 periods were impacted adversely by delays in the conversion of the two ULCCs to FSOs. As a result of such delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered in the TI Oceania, a ULCC wholly owned by the Company, as a temporary replacement floating storage unit. Charter hire received from MOQ from early August 2009 through the vessel’s redelivery in January 2010 was substantially offset by liquidated damages payable by the joint venture to MOQ under the service contracts. The FSO Africa completed conversion in March 2010 and costs incurred subsequent thereto, including fuel costs incurred while at anchorage, have been reflected in profit and loss. The FSO Africa was idle from its delivery through August 30, 2010, at which time it commenced a three year service contract with MOQ. Because of MOQ’s notification that it was cancelling the service contract for the FSO Africa, the joint venture recorded a charge in the first quarter of 2010 attributable to the de-designation of interest rate swaps that were being accounted for as cash flow hedges. All subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of such charges recognized in equity in income/(loss) from affiliated companies for the three months September 30, 2011 and 2010 was $2,533 and $3,033, respectively, and for the nine months ended September 30, 2011 and 2010 was $4,906 and $11,769, respectively.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of September 30, 2011 and 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Affiliated Companies (continued):

Three months ended September 30,	2011		2010
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	184	49.9%	184	49.9%
FSOs operating on long-term charter	92	50.0%	62	50.0%
	276		246

Nine months ended September 30,	2011		2010
	Revenue Days	% of Ownership	Revenue Days	% of Ownership
LNG Carriers operating on long-term charters	542	49.9%	546	49.9%
FSOs operating on long-term charter	273	50.0%	150	50.0%
ULCC operating as temporary FSO	—	50.0%	11	50.0%
	815		707

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest before impact of swaps and capitalized interest	$19,679	$17,435	$55,664	$47,448
Impact of swaps	2,544	3,016	8,081	9,512
Capitalized interest	(1,126)	(2,712)	(5,775)	(7,735)
Interest expense	$21,097	$17,739	$57,970	$49,225

The Company’s issuance of $300,000 principal amount of 8.125% senior unsecured notes in March 2010 and use of the net proceeds to reduce amounts borrowed under the long-term revolving credit facility, resulted in an increase in interest expense for the nine months ended September 30, 2011. The above increase was offset by the prepayment on July 1, 2010 of $42,174 of fixed rate term loans with a weighted average interest rate of 6%. Such prepayment was funded using funds borrowed under the long-term revolving credit facility. Interest expense for the nine months ended September 30, 2010 also included a $1,029 write off of the unamortized balance of deferred finance charges with respect to the $200,000 secured revolving credit facility, which the Company terminated in June 2010.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense (continued):

Interest expense increased by $3,358 to $21,097 in the third quarter of 2011 from $17,739 in the third quarter of 2010 as a result of an increase in the average amount of variable debt outstanding of $255,000, the impact of commitment fees incurred on the unsecured forward start revolving credit facility and a decline in capitalized interest as several newbuilds delivered during 2011. These increases were partially offset by a decrease in expenses from interest rate swaps due to the expiry of the two interest rate swap agreements and a decrease in the average rate paid on floating rate debt of 15 basis points.

Interest expense increased by $8,745 to $57,970 in the first nine months of 2011 from $49,225 in the first nine months of 2010 as a result of increases in the average amount of variable debt outstanding of $169,400, the issuance of the 8.125% senior unsecured notes mentioned above, the impact of commitment fees on the forward start facility and a decline in capitalized interest. These increases were partially offset by a decrease in expenses from interest rate swaps due to the expiry of the two interest rate swap agreements and the favorable impact on 2011 of the prepayment of the 6% term loans and 2010 write off of deferred finance charges mentioned above.

Income Tax Benefit:

The income tax benefits for the three and nine months ended September 30, 2011 and 2010 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflect the reversal of previously established deferred tax liabilities.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EBITDA (continued):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(71,080)	$(31,754)	$(142,946)	$(78,964)
Income tax benefit	(329)	(1,516)	(3,105)	(3,624)
Interest expense	21,097	17,739	57,970	49,225
Depreciation and amortization	47,429	42,195	132,457	127,333
EBITDA	$(2,883)	$26,664	$44,376	$93,970

Liquidity and Sources of Capital:

Working capital at September 30, 2011 was approximately $276,000 compared with $421,000 at December 31, 2010. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.

Net cash used in operating activities in the first nine months of 2011 approximated $24,000 (which is not necessarily indicative of the cash to be provided or used by operating activities for the year ending December 31, 2011) compared with $35,000 provided by operating activities in the first nine months of 2010. Current financial resources are expected to be adequate to meet requirements in the next year, although the continuation of depressed spot rates in the International Flag segments in the near term could have an adverse effect on the Company’s operating cash flows and performance.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

The Company has a $1,800,000 seven-year unsecured revolving credit agreement maturing in 2013 with a group of banks. Borrowings under this facility bear interest at a rate based on LIBOR. On February 9, 2011, the availability under the unsecured revolving credit agreement decreased by $150,000. Accordingly, as of September 30, 2011, OSG had $1,650,000 of long-term unsecured credit availability, of which approximately $929,000 had been borrowed and an additional $10,146 had been used for letters of credit. The unsecured revolving credit facility matures as follows: $150,000 (2012) and $1,500,000 (2013).

On May 26, 2011, the Company entered into a $900,000 unsecured forward start revolving credit agreement with a bank lending group that matures on December 31, 2016. Under the terms of the agreement, OSG may begin borrowing under the forward start facility on February 8, 2013, the date on which OSG’s existing unsecured revolving credit facility expires.

The current financial resources available under the $1,800,000 unsecured credit facility through its expiry in February 2013 are significant and remain a stable source of funds for the Company especially in the current weak financial and tight credit markets. Management believes that the availability under the unsecured credit facility plus cash on hand should be sufficient to allow the Company to meet both its operating and capital requirements for vessels under construction in the short term.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

The Company was in compliance with all of the financial covenants contained in the Company’s debt agreements as of September 30, 2011. Average spot rates achieved in the Company's International Flag segments in the third quarter of 2011 were the lowest they have been during the industry’s cyclical downturn, which commenced in the fourth quarter of 2008. The Company has incurred ten consecutive quarters of losses through the third quarter of 2011 and negative cash flows from operating activities for 2010 and the nine months ended September 30, 2011. These results together with the likelihood that the current markets may continue in the near term significantly reduce the headroom that the Company has under the financial covenants in certain of its debt agreements. The Company believes, however, that it will maintain compliance with all of its financial covenants during the next twelve months, although continued depression of spot rates of vessels in the International Flag segments in the near term may have an adverse effect on the operating performance of the Company. This, coupled with a continued depression of market values in the International Flag segments in the near term, could increase pressure on maintaining financial covenant compliance. While the Company is primarily an unsecured borrower, three debt agreements with an aggregate outstanding balance of $598,346 as of September 30, 2011 contain loan-to-value clauses that require the charter-free market value of the vessels pledged as collateral under each of the secured facilities to be no less than a specified percentage of the borrowings outstanding. One facility with an outstanding balance as of September 30, 2011 of $243,860 (excluding the balance applicable to one VLCC that was under construction and therefore not subject to the loan-to-value clauses) requires a minimum ratio of 125% and two facilities with an aggregate outstanding balance of $354,487 require a minimum ratio of 110%. For covenant compliance purposes, the market values of the vessels are determined on the basis of a “willing seller and willing buyer” by independent third party ship brokers approved by the Company and the lenders. Such valuations are not necessarily equivalent to the amounts that the Company would receive upon sale of any of these vessels, which may be more or less. The debt agreements provide that the market values of the vessels be compared with the outstanding loan balances annually, on or around December 31, or if the Company were to draw down additional funds, for the facility with the 125% minimum ratio, and semi-annually for the facilities with the 110% minimum ratio. The estimated charter-free market value of the vessels that secured the facility requiring the maintenance of a minimum ratio of 125% provided a ratio of 198% as of December 31, 2010. The charter-free market value of the vessels that secured the two facilities requiring the maintenance of a minimum ratio of 110% provided ratios of 121% and 129% as of December 31, 2010 and 113% and 122% as of June 30, 2011. Market values of vessels are highly volatile and have decreased since the dates of the latest calculations of minimum ratios provided in accordance with the debt agreements. Resulting changes could have a significant impact on the calculation of the reported ratios. In the event that the aggregate market value of the vessels that secure the Company’s obligations under any of the secured facilities falls below the minimum required percentage and the lenders request or require compliance, the Company has the option to either repay a portion of the borrowings under the facility or pledge additional collateral consisting of cash, cash equivalents or vessels of a similar size, class and age that are acceptable to the lenders. In addition to availability under the Company’s unsecured revolving credit agreement there are also a number of vessels in the Company’s fleet that it believes would be acceptable to the lenders as additional collateral.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

Off-Balance Sheet Arrangements

As of September 30, 2011, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,123,829 of which $822,642 was nonrecourse to the Company.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG through long-term secured bank financing and partner loans. The joint venture entered into a $500,000 credit facility, which was secured by the service contracts, to partially finance the acquisition of the two ULCCs and the cost of conversion. As a result of the cancellation of the service contract of the FSO Africa, on December 1, 2010, the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the available balance to $120,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR. As a result of this amendment, cash collateral aggregating $111,000 (previously posted by the joint venture partners in January 2010) was released to the joint venture partners in December 2010. Approximately $301,187 was outstanding under this facility as of September 30, 2011, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $396,993 as of September 30, 2011, pursuant to which it pays fixed rates of 3.9% and receives floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings of $918,026 was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions covering notional amounts aggregating approximately $798,267 as of September 30, 2011, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital (continued):

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2011 follows:

	Balance of 2011	2012	2013	2014	2015	Beyond 2015	Total
Debt (1)	$18,010	$127,423	$238,019	$143,686	$125,063	$2,010,296	$2,662,497
Operating lease obligations (2)
Bareboat Charter-ins	38,558	153,304	152,832	142,490	87,108	199,543	773,835
Time Charter-ins (3)	49,666	156,475	102,425	80,100	69,348	118,079	576,093
Construction contracts (4)	43,210	23,546	29,632	—	—	—	96,388

Total	$149,444	$460,748	$522,908	$366,276	$281,519	$2,327,918	$4,108,813

(1)
Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,597,436 as of September 30, 2011 have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at September 30, 2011 of 0.37%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $310,884 at September 30, 2011 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.2%.

(2)
As of September 30, 2011, the Company had charter-in commitments for 46 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

(3)
The Company estimates that its obligations under these time charter-in contracts expressed on a bareboat charter-in equivalent basis would be reduced to $31,959 (2011), $99,508 (2012), $62,561 (2013), $47,995 (2014), $41,914 (2015) and $68,279 (2016 and thereafter), an aggregate reduction of $223,878. The Company estimated the bareboat equivalent charter-in obligations, by adjusting the applicable daily time charter-in rate by the daily average vessel operating expenses for the Company’s different vessel classes in 2010.

(4)	Represents remaining commitments under shipyard construction contracts, excluding capitalized interest and other construction costs.

OSG has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management’s interest-rate outlook at various times. These agreements contain no leverage features and have various final maturity dates from March 2012 to August 2014.

OSG expects to finance vessel commitments from working capital, cash anticipated to be generated from operations, existing credit facilities and additional long-term debt, as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which the Company can charter its vessels. Such charter rates are volatile.

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

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. As of September 30, 2011, the Company had a €2,000 foreign currency forward contract outstanding and has recorded a liability of $69 related to its fair value. The contract, which was not accounted for as a cash flow hedge, settled on October 3, 2011.

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

A significant percentage of the Company’s International Crude Tankers are deployed and earn revenue through commercial pools that operate on multiple routes on voyages of varying durations, which differ from the standard routes associated with the related hedging instruments. Therefore, the FFA and bunker hedges that qualify as cash flow hedges for accounting purposes have basis risk. The TCE rates for the pools are computed from the results of actual voyages performed during the period whereas the rates used for settling FFA and bunker hedges are calculated as simple averages of the daily rates for standard routes reported with each daily rate weighted equally. High volatility tends to weaken the statistical relationship between pool performance and the FFA market results.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management (continued):

The Company also seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into stand alone bunker swaps. In August 2010, the Company entered into an agreement with a counterparty to purchase 787 metric tons per month of fuel oil for $430 per metric ton through June 2011. In January 2011, the Company entered into two additional agreements with a counterparty to purchase 400 metric tons per month of fuel for $511 and $522 per metric ton, respectively, through September 2012. Also, in September 2011, the Company entered into two agreements to purchase 500 metric tons per month of fuel for $607 and $580 per metric ton, through September 2013. These contracts settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. As of September 30, 2011, the Company has recorded a liability of $582 related to the fair value of these contracts.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1A.        Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.

Item 6.     Exhibits

See Exhibit Index on page 62.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 4, 2011	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: November 4, 2011	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President, Chief Financial Officer and Treasurer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:
Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.