Form 10-K
period 2011-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2012-02-29
CIK 75208

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was $703,040,410, based on the closing price of $26.94 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

As of February 23, 2012, 30,446,257 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

TABLE OF CONTENTS

PART I
Item 1.	Business	1
	Overview	1
	Business Strategy	1
	Summary of 2011 Events	2
	Commercial Pools	3
	Technical Operations	3
	Commercial Teams	3
	Customers	3
	Employees	3
	Forward-Looking Statements	4
	Operations	4
	Charter Types	5
	Fleet Summary	6
	International Fleet Operations	7
	U.S. Flag Fleet Operations	8
	Competition	9
	Environmental and Security Matters Relating to Bulk Shipping	10
	International and U.S. Greenhouse Gas Regulations	10
	International Environmental and Safety Regulations and Standards	11
	U.S. Environmental and Safety Regulations and Standards	14
	Security Regulations and Practices	17
	Insurance	17
	Taxation of the Company	18
	Glossary	19
	Available Information	23
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
	Executive Officers of the Registrant	33

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
	General	37
	Operations	37
	Critical Accounting Policies	47
	Results from Vessel Operations	52
	Equity in Income of Affiliated Companies	59
	Interest Expense	60
	Income Tax Provision/(Benefit)	60
	EBITDA	61
	Effects of Inflation	61
	Liquidity and Sources of Capital	61
	Risk Management	67
	Interest Rate Sensitivity	69

ii

iii

PART I

ITEM 1. BUSINESS

OVERVIEW

Overseas Shipholding Group, Inc. (“OSG” or the “Company”) is one of the world’s leading tanker companies engaged primarily in the ocean transportation of crude oil and petroleum products. At December 31, 2011, the Company owned or operated a modern fleet of 111 double-hulled vessels (aggregating 10.9 million deadweight tons and 864,800 cubic meters) of which 89 vessels operated in the international market and 22 operated in the U.S. Flag market. OSG’s newbuilding program of owned and chartered-in vessels totaled five International Flag vessels, bringing the Company’s total owned, operated and newbuild fleet to 116 double-hulled vessels. The Marshall Islands is the principal flag of registry of the Company’s International Flag vessels. Additional information about the Company’s fleet, including its ownership profile, is set forth below under Operations – Fleet Summary, as well as on the Company’s website, www.osg.com.

The Company’s vessel operations are organized into strategic business units and focused on broad market segments: crude oil, refined petroleum products, and U.S. Flag. The International Flag Crude Tanker unit manages International Flag ULCC, VLCC, Suezmax, Aframax, Panamax and Lightering tankers; the International Flag Product Carrier unit principally manages LR1 and MR product carriers and the U.S. unit manages the Company’s U.S. Flag vessels. Through joint venture partnerships, the Company operates four LNG carriers and two Floating Storage and Offloading (“FSO”) service vessels. Dedicated chartering and commercial personnel manage specific fleets while the Company’s technical ship management operations and corporate departments support the Company’s global operations.

OSG generally charters its vessels to customers either for specific voyages at spot rates or for specific periods of time at fixed daily amounts. Spot market rates are highly volatile; while time and bareboat charter rates, because they are fixed for specific periods of time, provide a more predictable stream of Time Charter Equivalent revenues (“TCE” revenues). For a more detailed discussion on factors influencing spot and time charter markets, see Operations—Charter Types later in this section.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report on Form 10-K can be found later in Item 1. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

BUSINESS STRATEGY

OSG is committed to providing safe, reliable transportation services to its customers while ensuring the safety of its crews, vessels and the environment. The Company is also committed to creating long-term shareholder value by executing on a strategy designed to diversify its revenue sources across its chosen sectors and thereby maximize returns and reduce risk over shipping cycles. OSG’s strategy is focused on four elements:

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

OSG is committed to operational excellence across its fleet. The Company’s high-quality, modern fleet is operated by experienced crews supported by skilled shore side personnel. OSG’s Safety Management System (“SMS”) is designed to ensure that operational practices and procedures are standardized fleet wide and that seafarers and vessel operations meet or exceed all applicable safety, regulatory and environmental standards established by International and U.S. maritime laws. For more information, see Technical Operations later in this section.

1	Overseas Shipholding Group, Inc.

▪	Financial Flexibility

The Company believes its comparatively strong balance sheet, proven access to the capital markets and a significant unencumbered asset base provide financial flexibility. This financial flexibility assists the Company in navigating through the current weak industry conditions.

Summary of 2011 Events

OSG’s strategy seeks to balance the expansion and renewal of its fleet across multiple market segments and manage the mix of owned and chartered-in assets. Chartering-in vessels gives the Company greater flexibility in both contracting and expanding markets through an ability to exercise redelivery, purchase or charter extension options. Sale and leaseback transactions not only raise cash that can be redeployed or reinvested, but shift risk, providing for greater flexibility in uncertain market conditions.

Fleet Expansion

In 2011, OSG took delivery of ten vessels.

▪	In the Crude Oil segment, one 298,000 dwt owned VLCC, the Overseas McKinley, delivered in July.

▪	In the Products segment, two LR1s, four MRs and one chemical tanker delivered. The LR1s included the Overseas Leyte and the Overseas Samar, both 74,000 dwt owned newbuilds that delivered in May and July, respectively. The MRs included the Overseas Milos, a 50,000 dwt owned newbuild, which delivered in August; the Atlantic Grace and the Atlantic Star, both 47,000 dwt that delivered in February and March, respectively, and the Freja Taurus, a 50,000 dwt newbuild that delivered in June. Three of the MRs were time chartered-in for three years. The Valorous Queen, a 19,900 dwt newbuild chemical tanker, time chartered-in for five years, delivered in September.

▪	In the U.S. segment, the OSG Horizon/OSG 351, a 45,600 dwt owned lightering ATB, and the Overseas Tampa, a 46,815 dwt product carrier that is bareboat chartered-in for 10 years, delivered in April 2011.

Sale Transactions

During 2011, the Company sold its two remaining single-hulled U.S. Flag tankers, the Overseas Puget Sound and Overseas New Orleans, one chartered-in single-hull International Flag Aframax, the Brazos I, a chartered-in lightering vessel in which the Company had a residual value interest; an older owned lightering ATB, the OSG Constitution/OSG 400; and two tug boats. These transactions generated total proceeds of $19.6 million.

Managing Charter-in Portfolio

OSG continued to actively manage its Crude Oil segment charter-in portfolio this year by exercising restraint in extending or entering into new high cost long-term charter-in arrangements. Approximately twelve high cost charter-ins with redelivery dates heavily weighted to the first half of 2012 will either be returned or extended at lower rate levels. Five of these vessels were originally chartered in under sale leaseback arrangements that produced material capital gains. Being able to eliminate or renegotiate favorable extensions on these loss making time charter-in arrangements is expected to yield better results for our chartered-in portfolio going forward.

During January 2011, the Crude Oil segment redelivered one bareboat chartered-in Aframax, the Overseas Jacamar, and one time chartered-in Aframax, the Aqua. The Company had less than 100% interest in the Aqua. Two VLCCs, the Overseas Meridian and the TI Watban, were also redelivered in June and August, respectively. In December 2011, OSG committed to a three-year time charter-in for a newbuild Suezmax that delivered in January 2012.

The Products segment redelivered one bareboat chartered-in LR2, the Overseas Takamar, and one time chartered-in MR, the Blue Emerald, in January and April, respectively.

Orderbook Amendments

In June 2011, OSG amended three newbuild order contracts, which resulted in, among other things:

•	A delay of the delivery date of a newbuild MR to January 2012; and
•	Contract price concessions on one newbuild MR that delivered in January 2012 and two Aframaxes scheduled for delivery in 2013.

2	Overseas Shipholding Group, Inc.

Commercial Pools

To increase vessel utilization and thereby revenues, the Company participates in Commercial Pools with other like-minded shipowners of similar well-maintained vessels. By operating a large number of vessels as an integrated transportation system, Commercial Pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools consist of experienced commercial operators, while technical management is performed by each shipowner. Pools negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization for pool vessels by securing backhaul voyages and Contracts of Affreightment (“COAs”) and reduce waiting time, thus generating higher effective TCE revenues than otherwise might be obtainable in the spot market while providing a higher level of service to customers. As of December 31, 2011, OSG participates in five pools: Tankers International (“TI”), Aframax International (“AI”), Panamax International (“PI”), Clean Products International (“CPI”) and Suezmax International (“SI”). For more information on the pools, see Operations—International Fleet Operations.

Technical Operations

OSG’s global fleet operations are managed on an integrated basis by segment: crude, products and U.S. Flag. In addition to regular maintenance and repair, crews onboard each vessel and shore side personnel are responsible for ensuring that the Company’s fleet meets or exceeds regulatory standards established by the International Maritime Organization (“IMO”) and U.S. Coast Guard.

The Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by worldwide regulators and customers is the Company’s SMS. The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by ISM (International Safety Management Code), ISO 9001 (Quality Management) and ISO 14001 (Environmental Management).

The Company recruits, hires and trains the crews on its vessels. OSG’s mandatory training and education requirements exceed the IMO Standards of Training, Certification and Watchkeeping (STCW). In early 2009, OSG completed the installation of an integrated engine room and bridge simulator located in its Manila office. In 2010, a cargo handling simulator was added. These simulators are used to familiarize OSG engine and deck officers with correct procedures and to train for unusual or unexpected situations. OSG believes its ability to provide professional development and long-term employment opportunities for qualified crew are competitive advantages in a market where skilled labor shortages are expected to remain a challenge. In 2011, both International and U.S. Flag crew retention was greater than 95%.

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

Commercial Teams

OSG’s commercial teams based in offices in Houston, London, Montreal, New York, Singapore, Newark (Delaware) and Tampa enable customers to have access, at all times, to information about their cargo’s position and status. The Company believes that the scale of its fleet, its commercial management skills and its extensive market knowledge allow it to achieve better rates than smaller shipowners on a consistent basis. OSG’s strong reputation in the marketplace is the result of longstanding relationships with its customers and business partners.

Customers

OSG’s customers include major independent and state-owned oil companies, oil traders, refinery operators and U.S. and international government entities. The Company believes that it distinguishes itself in the shipping market through an emphasis on service, safety and reliability and its ability to maintain and grow long-term customer relationships.

Employees

As of December 31, 2011, the Company had approximately 3,600 employees comprised of 3,170 seagoing personnel and 430 shore side staff. The Company has collective bargaining agreements with three different U.S. maritime unions covering 743 seagoing personnel employed on the Company’s U.S. Flag vessels. These agreements are in effect for periods ending between March 2012 and June 2020. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. The Company also has collective bargaining agreements with seven other maritime unions covering 2,270 seagoing personnel employed on the Company’s International Flag vessels. These agreements are in effect through December 2014. OSG believes that it has a satisfactory relationship with its employees.

3	Overseas Shipholding Group, Inc.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward looking statements regarding the outlook for tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward-looking statements. There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward looking statements, including changes in production of or demand for oil and petroleum products, either globally or in particular regions; greater than anticipated levels of newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the global economy and various regional economies; risks incident to vessel operation, including accidents and discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; drydocking schedules differing from those previously anticipated; the ability of the Company to attract and retain experienced, qualified and skilled crewmembers; changes in credit risk of counterparties, including shipyards, suppliers and financial lenders, and of joint venturers, partners and charterers; delays (including failure to deliver) or cost overruns in the building of new vessels or the conversion of existing vessels for other uses; the cost and availability of insurance coverage; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; changes in the pooling arrangements in which the Company participates, including withdrawal of participants or termination of such arrangements; constraints on capital availability adversely affecting the tanker industry generally and the Company’s ability to replace or refinance its existing credit facilities; changes in the market value of vessels, which could adversely affect the Company’s compliance with certain of its financial covenants; changes in U.S. income tax law relating to the deferral of taxes on shipping income of the Company’s foreign subsidiaries; limitation on the commercial acceptability of vessels older than a specified age, even if they have been recently rebuilt; estimates of future costs and other liabilities for certain environmental matters and compliance plans; and projections of the costs needed to develop and implement the Company's strategy of being a market leader in the segments in which the Company competes. The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Form 10-K and written and oral forward looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

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

The following chart reflects the percentage of TCE revenues generated by the Company’s three reportable segments for each year in the three-year period ended December 31, 2011 and excludes the Company’s proportionate share of TCE revenues of affiliated companies.

	Percentage of TCE Revenues
	2011	2010	2009
International
Crude Tankers	33.7%	49.6%	51.2%
Product Carriers	25.3%	22.1%	23.7%
Other	1.7%	1.4%	0.8%
Total International Segments	60.7%	73.1%	75.7%
U.S.	39.3%	26.9%	24.3%
Total	100.00%	100.0%	100.0%

4	Overseas Shipholding Group, Inc.

The following chart reflects the percentage of income/(loss) from vessel operations accounted for by each reportable segment. Results from vessel operations is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels, impairment charges (vessel and goodwill) and the Company’s share of income from affiliated companies.

	Percentage of Income/(loss) from
	Vessel Operations
	2011	2010	2009
International
Crude Tankers	(116.3)%	130.6%	81.2%
Product Carriers	(56.1)%	(35.1)%	(3.2)%
Other	(1.4)%	(1.2)%	(1.4)%
Total International Segments	(173.8)%	94.3%	76.6%
U.S.	73.8%	5.7%	23.4%
Total	(100.0)%	100.0%	100.0%

For additional information regarding the Company’s three reportable segments for the three years ended December 31, 2011, and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes, as reported in the consolidated statements of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, and Note 4 to the Company’s consolidated financial statements set forth in Item 8.

Charter Types

The Company believes that by balancing the mix of TCE revenues generated by voyage charters and time charters, the Company is able to maximize its financial performance throughout shipping cycles.

Spot Market

Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 65% of the Company’s TCE revenues in 2011, 64% in 2010 and 49% in 2009. Accordingly, the Company’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile. Rates are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, and the amount of available tonnage both at the time such tonnage is required and over the period of projected use and the levels of seaborne and shore-based inventories of crude oil and refined products. Seasonal trends affect world oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand have been principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates; scrap prices; vetting standards established by charterers and terminals; and by international and U.S. governmental regulations that establish maintenance standards and mandate the retirement of vessels lacking double hulls.

Time and Bareboat Charter Market

The Company’s U.S. Flag tanker fleet, the LNG fleet and the two FSOs include a number of vessels that operate on time charters, providing a predictable level of revenues, which is not subject to fluctuations inherent in spot-market rates. During the two years ended December 31, 2010, the Company entered into Forward Freight Agreements (“FFAs”) and related bunker swaps as hedges for reducing the volatility of earnings from operating the Company’s VLCCs in the spot market. These derivative instruments seek to create synthetic time charters. The impact of these derivatives, which qualify for hedge accounting treatment, is reported together with time charters in the physical market. Time and bareboat charters constituted 35% of the Company’s TCE revenues in 2011, 36% in 2010 and 51% in 2009. Because of the depressed market conditions existing between 2009 and 2011, the Company has been unable to replace expiring term business at comparable levels. Although medium-term time charters are available in the Product Carrier markets, management has not deemed the rates offered by charterers to be sufficiently attractive to warrant entering into such business.

5	Overseas Shipholding Group, Inc.

Fleet Summary

As of December 31, 2011, OSG’s operating fleet consisted of 111 vessels, 59% of which were owned, with the remaining vessels bareboat or time chartered-in. Vessels chartered-in may be Bareboat Charters (where OSG is responsible for all Vessel Expenses) or Time Charters (where the shipowners are responsible for all Vessel Expenses). The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. A detailed fleet list and updates on vessels under construction can be found in the Fleet section on www.osg.com.

	Vessels Owned		Vessels Chartered-in		Total at December 31, 2011
						Vessels
		Weighted by		Weighted by		Weighted by
Vessel Type	Number	Ownership	Number	Ownership	Total Vessels	Ownership	Total Dwt
Operating Fleet
FSO	2	1.0	-	-	2	1.0	864,046
VLCC and ULCC	10	10.0	4	3.5	14	13.5	4,424,459
Suezmax	-	-	2	2.0	2	2.0	317,000
Aframax	6	6.0	3	3.0	9	9.0	1,011,501
Panamax	9	9.0	-	-	9	9.0	626,834
Lightering	2	2.0	4	4.0	6	6.0	598,012
Total International Flag Crude Tankers	29	28.0	13	12.5	42	40.5	7,841,852
LR1	4	4.0	2	2.0	6	6.0	445,154
MR(1)	15	15.0	20	20.0	35	35.0	1,675,935
Total International Flag Product Carriers	19	19.0	22	22.0	41	41.0	2,121,089
Chemical Carrier	-	-	1	1.0	1	1.0	19,986
Car Carrier	1	1.0	-	-	1	1.0	16,101
Total Int’l Flag Operating Fleet	49	48.0	36	35.5	85	83.5	9,999,028
Handysize Product Carriers(2)	2	2.0	10	10.0	12	12.0	561,623
Clean ATBs	7	7.0	-	-	7	7.0	195,616
Lightering ATBs	3	3.0	-	-	3	3.0	121,560
Total U.S. Flag Operating Fleet	12	12.0	10	10.0	22	22.0	878,799
LNG Fleet	4	2.0	-	-	4	2.0	864,800 cbm
Total Operating Fleet	65	62.0	46	45.5	111	107.5	10,877,827
							and
							864,800 cbm
Newbuild Fleet
International Flag
VLCC	1	1.0	-	-	1	1	298,000
Aframax	2	2.0	-	-	2	2	226,000
Suezmax	-	-	1	0.9	1	0.9	158,484
MR	1	1.0	-	-	1	1	50,000
Total Newbuild Fleet	4	4.0	1	0.9	5	4.9	732,484
Total Operating & Newbuild Fleet	69	66.0	47	46.4	116	112.4	11,610,311
							and
							864,800 cbm

(1)	Includes two owned U.S. Flag Product Carriers that trade internationally, thus associated revenue is included in the Product Carrier segment.
(2)	Includes two owned shuttle tankers, the Overseas Cascade and the Overseas Chinook.

6	Overseas Shipholding Group, Inc.

Newbuild Delivery Schedule as of December 31, 2011

Year/Segment	Q1	Q2	Q3	Q4	Total
2012
Crude	2	-	-	-	2
Products	1	-	-	-	1
Total	3	-	-	-	3
2013
Crude	1	-	1	-	2
TOTAL					5

International Fleet Operations

Crude Oil Tankers

OSG’s crude oil fleet is comprised of all major crude oil vessel classes and includes a fleet of six International Flag lightering vessels that trade primarily in the U.S. Gulf of Mexico. In order to enhance vessel utilization and TCE revenues, the Company has placed its ULCC, VLCC, Suexmax, Aframax tankers, and a number of Panamax tankers into Commercial Pools that are responsible for the Commercial Management of these vessels. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants after deducting administrative fees according to formulas based upon the relative carrying capacity, speed, and fuel consumption of each vessel.

•	Tankers International—Tankers International was formed in December 1999 by OSG and other leading tanker companies in order to pool the commercial operation of their modern VLCC fleets. As of December 31, 2011, Tankers International had seven participants and managed a fleet of forty-three modern VLCCs and ULCCs that trade throughout the world, including all fourteen of the Company’s ULCC and VLCC owned and chartered-in vessels.

Tankers International performs the Commercial Management of its participants’ vessels. The large number of vessels managed by Tankers International gives it the ability to enhance vessel utilization through backhaul cargoes and COAs, thereby generating greater TCE revenues. In recent years, crude oil shipments from West Africa to Asia have expanded, increasing opportunities for vessels otherwise returning in ballast (i.e., without cargo) from Europe and North America to load cargoes in West Africa for delivery in Asia. Although the number of shipments from the Middle East to Western destinations declined in 2011 and 2010, such combination voyages are used to maximize vessel utilization by minimizing the distance vessels travel in ballast.

By consolidating the Commercial Management of its substantial fleet, Tankers International is able to offer its customers access to a large fleet of high-quality VLCCs. The size of its fleet enables Tankers International to become the logistics partner of major customers by helping them better manage their shipping programs, inventories and risk.

•	Suezmax International— Suezmax International was formed in June 2008 and is currently managed by the Company. As of December 31, 2011, the pool had five participants and provides the Commercial Management for a fleet of eleven vessels including the Company’s six chartered-in vessels (including four chartered-in on a short-term basis), which primarily trade in the Atlantic Basin.

•	Aframax International—Since 1996, the Company and PDV Marina S.A., the marine transportation subsidiary of the Venezuelan state-owned oil company, have pooled the Commercial Management of their Aframax fleets. Effective November 2011, PDV Marina S.A., withdrew its four vessels from the pool and resigned from its role as co-manager of the pool. The Company does not expect PDV Marina’s withdrawal to have a negative impact on pool returns and expects to continue moving substantive volumes for CITGO Petroleum, which is also wholly owned by the Venezuelan state-owned oil company and a source of the pool’s Venezuelan cargoes. As of December 31, 2011, there were eleven participants in Aframax International and the pool Commercially Managed forty vessels, including ten of the Company’s owned and chartered-in vessels (including one chartered-in on a short-term basis). Aframax International’s vessels generally trade in the Atlantic Basin, North Sea and the Mediterranean. The Aframax International pool has been able to enhance vessel utilization with backhaul cargoes and COAs, thereby generating higher TCE revenues than would otherwise be attainable in the spot market.

7	Overseas Shipholding Group, Inc.

•	Panamax International—Panamax International was formed in April 2004 and provides the Commercial Management of the Panamax fleets of its three participants through its associated chartering arm located in Fort Lauderdale, Florida. As of December 31, 2011, Panamax International managed a fleet of twenty-four Panamaxes, which includes five of the Company’s owned crude Panamaxes and three of its owned or chartered-in Panamax Product Carriers (LR1s), as well as four crude Panamaxes and one LR1 that are time chartered to one of the pool partners. Panamax International’s vessels trade primarily in the East and West coasts of the Americas.

Product Carriers

International Product Carriers constitutes one of the Company’s reportable business segments and is made up of a primarily International Flag fleet that transports refined petroleum products worldwide. In late 2010, the Company moved the commercial management of its LNG fleet, which had been managed as a separate business unit, to the Company’s International Product Carrier and Gas strategic business unit. The products fleet, consisting of thirty-six MR product carriers (including one newbuild which delivered in January 2012 and two U.S. Flag vessels trading internationally), six LR1s and one Chemical Carrier (which delivered in September 2011), gives OSG the ability to provide a broad range of services to global customers. Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long and short-haul routes. The market is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. By expanding a core fleet of MR Product Carriers, OSG is positioned to grow revenues in a market sector with more predictable earnings characteristics.

In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel, jet fuel, home heating oil, vegetable oils and organic chemicals (e.g., methanol and ethylene glycols). The trades require crews to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and discharging, cleaning and loading operations than crude oil tankers. Most of the MRs are IMO III compliant, allowing for increased flexibility when switching between cargo grades.

•	OSG trades nine of its MR Product Carriers, including one that is time chartered to another pool participant and another that is chartered-in on a short-term basis, in the Clean Products International Pool, a regional Commercial Pool formed in 2006 with the Ultragas Group. As of December 31, 2011, the pool had four participants and was comprised of thirteen vessels, with one additional vessel delivering in January 2012. The pool concentrates on triangulation trades in the Atlantic Basin.

•	Two U.S. Flag vessels that participate in the U.S. government’s Maritime Security Program, the Overseas Maremar and the Overseas Luxmar, are included in the International Product Carrier unit. For detailed information on the Maritime Security Program, see U.S. Flag Fleet Operations, Maritime Security Program later in this section.

The joint venture between the Company and Qatar Gas Transport Company Limited (Nakilat) in which OSG has a 49.9% interest, owns four 216,000 cbm LNG Carriers. Qatar Liquefied Gas Company Limited (II) has time chartered the LNG Carriers for twenty-five years beginning from 2007 or 2008, with options to extend. The Company provides Technical Management for these vessels. For more information about the financing of the LNG Carriers, which is non recourse to the Company, see Note 6 to the consolidated financial statements set forth in Item 8.

U.S. Flag Fleet Operations

OSG is one of the largest commercial owners and operators of Jones Act vessels. The Company’s U.S. Flag Fleet has expanded significantly since 2004 and today consists of twenty-two owned and chartered-in Handysize Product Carriers and ATBs. As a U.S.-based company, OSG is uniquely positioned to participate in the U.S. Jones Act shipping market, a trade that is not available to its foreign-based competitors. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies more than 75% owned and controlled by U.S. citizens. The Jones Act regulations, coupled with tax law changes contained in the American Jobs Creation Act of 2004, have provided the opportunity for OSG to significantly invest in and expand its U.S. Fleet business.

•	Alaskan North Slope Trade—OSG has a significant presence in the Alaskan North Slope trade through its 37.5% equity interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, BP plc. (“BP”) and Keystone Shipping Company (“Keystone”) to support BP’s Alaskan crude oil transportation requirements. The Company’s participation in ATC provides it with the ability to earn additional income (incentive hire) based upon ATC’s meeting certain predetermined performance standards. Such income, which is included in equity in income of affiliated companies, amounted to $4.4 million in 2011 and 2010 and $4.3 million in 2009.

8	Overseas Shipholding Group, Inc.

•	Maritime Security Program—Certain of the Company’s vessels participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. In 2005, the Company signed agreements with the Maritime Administrator of the Department of Transportation pursuant to which the Company has entered two reflagged U.S. Flag Product Carriers into the Program. Under the Program, the Company received approximately $2.9 million for each vessel in 2011, 2010 and 2009, and will receive $3.1 million per year for each vessel from 2012 through 2016, subject in each case to annual Congressional appropriations.

•	Capital Construction Fund—To encourage private investment in U.S. Flag vessels, the Merchant Marine Act of 1970 (the “Act”) permits deferral of taxes on earnings from U.S. Flag vessels deposited into a Capital Construction Fund and amounts earned thereon, which can be used for the construction or acquisition of, or retirement of debt on, qualified U.S. Flag vessels (primarily those limited to foreign, Great Lakes, and noncontiguous domestic trades). The Company is a party to an agreement under such Act. Under the agreement, the general objective was for U.S. Flag vessels to be constructed or acquired through the use of assets accumulated in the fund. In July 2010, the Company withdrew the balance remaining in its Capital Construction Fund (approximately $41 million) in connection with the construction of two U.S. Flag Lightering ATBs. All funds withdrawn from the Capital Construction Fund were for qualified purposes. During the two years ended December 31, 2010, the Company withdrew an aggregate of approximately $49 million from its Capital Construction Fund towards the construction costs for the Lightering ATBs.

COMPETITION

The shipping industry is highly competitive and fragmented with OSG competing with other owners of U.S. and International Flag tankers. Competitors include other independent shipowners and integrated oil companies and state owned entities with their own fleets, oil traders with logistical operations, and pipelines.

OSG’s vessels compete with all other vessels of a size and type required by the customer that can be available at the date specified. In the spot market, competition is based primarily on price, although charterers are becoming more selective with respect to the quality of the vessels they hire considering other key factors such as the reliability, quality and efficiency of operations associated with modern double hull vessels based on concerns about rising costs of fuel and environmental risks associated with older vessels. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be even more significant when competing for business.

OSG’s fleet of VLCCs and ULCCs is commercially managed through Tankers International. Tankers International, with a total of forty-one VLCCs and two ULCCs as of December 31, 2011, is a leading player in this highly competitive and fragmented market. Its main competitors include Frontline Ltd., BW Shipping Managers, Mitsui OSK Lines, Ltd., Nippon Yusen Kabushiki Kaisha, Malaysian International Shipping Corporation Berhad, A.P. Moller-Maersk A/S and Maran Tankers Management.

OSG formed the Suezmax International pool in 2008. There were eleven tankers in the pool as of December 31, 2011 that trade primarily in the Atlantic Basin. The main competitors of the Suezmax International pool include the Gemini Tankers, Stena Sonagol and Blue Fin Tankers pools. Other competitors include non-pool owners such as Dynacom Tankers Management, Ltd., Thenamaris Ships Management, Inc. and OAO Sovcomflot.

OSG is a founding member of Aframax International, which consists of forty Aframaxes trading primarily in the Atlantic Basin, North Sea, Baltic and the Mediterranean areas. Aframax International is one of the largest operators in this market sector. Aframax International’s main competitors include Teekay Corporation, American Eagle Tankers and Sigma Tankers Inc.

OSG’s main competitors in the highly fragmented Panamax trade include other owners, traders’ relets and pool operators. Substantially all of OSG’s fleet of Panamax tankers is commercial managed by Panamax International, which commercially manages twenty-four double hull vessels. Main competitors include Star Tankers Heidmar Inc., A/S Dampskibsselskabet Torm and Jacob-Scorpio Pool Management S.A.M.

In the MR Product Carrier segment, OSG owns or charters-in a fleet of thirty-six vessels (including one newbuild that delivered in January 2012) that competes in a highly fragmented market. Main competitors include Glencore International AG, Handytankers K/S, Vitol Group, Trafigura, A/S Dampskibsselskabet Torm, Navig8, Dorado Tankers Pool Inc. and OAO Sovcomflot.

9	Overseas Shipholding Group, Inc.

In the U.S. market, OSG’s primary competitors are operators of U.S. Flag oceangoing barges and tankers such as Seacor Holdings Inc., Crowley Maritime Corporation and U.S. Shipping Corp. and operators of refined product pipelines such as Colonial and Plantation pipeline systems that transport refined petroleum products directly from U.S. refineries to markets in the U.S. In addition, indirect competition comes from International Flag vessels transporting imported refined petroleum products.

ENVIRONMENTAL AND SECURITY MATTERS RELATING TO BULK SHIPPING

Government regulation significantly affects the operation of the Company's vessels. OSG's vessels operate in a heavily regulated environment and are subject to international conventions and international, national, state and local laws and regulations in force in the countries in which such vessels operate or are registered.

The Company's vessels undergo regular and rigorous in-house safety inspections and audits. In addition, a variety of governmental and private entities subject the Company's vessels to both scheduled and unscheduled inspections. These entities include local port state control authorities (U.S. Coast Guard, harbor master or equivalent), coastal states, Classification Societies, flag state administration (country of registry) and customers, particularly major oil companies and petroleum terminal operators. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of the Company's vessels. Failure to maintain necessary permits or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of the Company's vessels.

The Company believes that the heightened level of environmental, health, safety and quality awareness among various stakeholders, including insurance underwriters, regulators and charterers, is leading to greater safety and other regulatory requirements and a more stringent inspection regime on all vessels. Increasing environmental concerns have created a demand for vessels and operations that comply with stricter environmental standards. The Company is required to maintain operating standards for all of its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. OSG believes that the operation of its vessels is in compliance with applicable environmental laws and regulations. However, because such laws and regulations are changed frequently and new laws and regulations impose new or increasingly stringent requirements, OSG cannot predict the cost of complying with these requirements, or the impact of these requirements on operations or the resale value or useful lives of its vessels.

OSG has made a commitment to reduce the environmental impact of its operations, as described in its most recent Health, Safety and Environmental Report (for 2010). OSG personnel work to stay abreast of new and changing regulations in this and other areas and in many cases strive towards standards before they are, and beyond what is, required. Examples of specific actions taken that exceed applicable compliance requirements include the installation of trash compactors on most of the vessels OSG technically manages, more restrictive policies on disposal of solid waste, and the installation of specialized environmental equipment such as enviro-logger and enviro-tags on all OSG technically managed vessels.

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocols to the United Nations Framework Convention on Climate Change (“UNFCCC”) (commonly called the Kyoto Protocols) became effective. Pursuant to the Kyoto Protocols, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. Although there was some expectation that a new climate change treaty would be adopted at the December 2009 United Nations climate change conference in Copenhagen, the conference did not result in any legally binding commitments although the participating countries developed an accord on a framework for negotiations that were held in December 2010 in Cancun, Mexico. The UNFCCC 2010 Cancun Conference agreed upon emission reduction targets for developed countries and goals for limiting increases in atmospheric temperature but left unresolved the status of the Kyoto Protocols when they expire in December 2012. Working groups set up during the Cancun Conference are focusing on securing an extension of the Kyoto Protocol emissions limits. The Parties at the UNFCCC 2011 conference in Durban, South Africa agreed to formulate and adopt a universal legal agreement on climate change as soon as possible but no later than 2015 and further agreed to extend the Kyoto Protocols until either 2017 or 2020.

The IMO’s second study of greenhouse gas emissions from the global shipping fleet concluded in 2009, predicts that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 150% to 200% by 2050 due to expected growth in international seaborne trade. The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits.

10	Overseas Shipholding Group, Inc.

The European Union (“EU”) had indicated its intention to propose an expansion of the existing EU emissions trading scheme to include emissions of greenhouse gases from vessels, particularly if no international maritime emissions reduction targets were agreed to through the IMO or UNFCCC by the end of 2011. In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the EU’s greenhouse gas reduction commitment. Due to the IMO’s and UNFCC’s failure to agree on global reduction measures, the European Commission is considering possible European action in 2012. In addition, climate change-related legislation is pending before the U.S. Congress which, if enacted, would limit and reduce greenhouse gas emissions through a “cap-and-trade” system of allowances and credits and other provisions. After the Durban conference and the agreement for a second Kyoto protocol, the probability that the EU may adopt specific measures on GHGs control has increased.

In the U.S., pursuant to an April 2007 U.S. Supreme Court decision, the U.S. Environmental Protection Agency (“EPA”) was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the Clean Air Act. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the Clean Air Act. While this finding in itself does not impose any requirements on industry or other entities, the EPA is in the process of promulgating regulations of greenhouse gas emissions. To date, the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

Future passage of climate control legislation or other regulatory initiatives by the IMO, EU, U.S. or other countries where OSG operates that restrict emissions of greenhouse gases could result in financial and operational impacts on OSG’s business, which impacts OSG cannot predict with certainty at this time.

International Environmental and Safety Regulations and Standards

Phase Out of Non Double Hull Tankers:

In April 2001, the IMO adopted regulations under the International Convention for the Prevention of Pollution from Ships, or MARPOL, requiring new tankers of 5,000 dwt and over, contracted for construction since July 6, 1993, to have double hull, mid-deck or equivalent design. At that time the regulations also required the phase out of non double hull tankers by 2015, with tankers having double sides or double bottoms permitted to operate until the earlier of 2017 or when the vessel reaches 25 years of age. Existing single hull tankers were required to be phased out unless retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. These regulations were adopted by over 150 nations, including many of the jurisdictions in which the Company's tankers operate. Subsequent amendments to the MARPOL regulations accelerated the phase out of single hull tankers to 2005 (at the latest) for Category I vessels and 2010 (at the latest) for Category II vessels. Category I vessels include crude oil tankers of 20,000 dwt and above and product carriers of 30,000 dwt and above that are pre-MARPOL Segregated Ballast Tanks ("SBT") carriers. Category II vessels include crude oil vessels of 20,000 dwt and above and product carriers of 30,000 dwt and above that are post-MARPOL SBT vessels. EU regulations also provided a timetable for the phase out of single hull tankers from EU waters. In 2003, the EU adopted legislation that among other things (a) banned all Category I single hull tankers over the age of 23 years immediately, (b) phased out all other Category I single hull tankers in 2005 and (c) prohibited all single hull tankers used for the transport of oil from entering its ports or offshore terminals after 2010, with double sided or double bottomed tankers permitted to trade until 2015 or until reaching 25 years of age, whichever comes earlier.

As of the end of 2011, all OSG operated vessels that are subject to the IMO and EU phase-out requirements meet the double hull requirements.

The IMO and EU may adopt additional regulations in the future that could further restrict the operation of single hull vessels. Some countries have adopted or may adopt such restrictions even before the IMO acts. Generally, it is becoming increasingly more difficult to obtain clearance for single hull tankers from many countries and oil terminals.

Liability Standards and Limits:

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 31, 2012 and are approximate.

11	Overseas Shipholding Group, Inc.

Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $206 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $21.6 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $7.0 million plus $975 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $138.7 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

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

All of the Company's vessels are certified under the standards promulgated by the International Standards Organization in ISO 9001 in 2000 and ISO 14001 in 2004 and those promulgated by the IMO in its ISM safety and pollution prevention protocols. The ISM Code requires a document of compliance to be obtained for the vessel manager and a safety management certificate to be obtained for each vessel that it operates. The Company has obtained documents of compliance for its shore side offices (Newcastle, United Kingdom; Athens, Greece; and Tampa, Florida (USA)) that have responsibility for vessel management and safety management certificates for each of the vessels that such offices manage. These documents of compliance and safety management certificates must be verified or renewed periodically (annually or less frequently, depending on the type of document) in accordance with the ISM Code.

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

12	Overseas Shipholding Group, Inc.

Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the U.S. Coast Guard and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading to U.S. and EU ports.

OSG’s vessels are also subject to international and local ballast water management regulations including those contained in the IMO’s International Convention for the Control and Management of Ships Ballast Water and Sediments (2004). OSG complies with these regulations through ballast water management plans implemented on each of the vessels it technically manages. To meet existing and anticipated ballast water treatment requirements, OSG is developing and intends to implement a fleetwide action plan to comply with IMO, EPA, U.S. Coast Guard and possibly more stringent U.S. state mandates, some of which are expected to come into effect in 2012 and may require the installation and use of costly control technologies.

Other EU Legislation and Regulations:

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters, creates an obligation for port states to inspect at least 25% of vessels using their ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. OSG believes that none of its vessels meet the "sub-standard" vessel definitions contained in the EU legislation. The EU is considering the adoption of criminal sanctions for certain pollution events, such as the unauthorized discharge of tank washings. Certain member states of the EU, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. It is impossible to predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact OSG.

International Air Emission Standards:

Annex VI to MARPOL, which was designed to address air pollution from vessels and which became effective internationally on May 19, 2005, sets limits on sulfur oxide (“SOx”) and nitrogen oxide ("NOx") emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI was amended in 2008 to provide for a progressive and substantial reduction in SOx and NOx emissions from vessels and allow for the designation of Emission Control Areas in which more stringent controls would apply. The primary changes were that the global cap on the sulfur content of fuel oil was reduced to 3.50% from 4.50% effective from January 1, 2012, and such cap is further reduced progressively to 0.50% effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018. Further, the sulfur content of fuel oil for vessels operating in designated Emission Control Areas was progressively reduced from 1.5% to 1.0% effective July 2010 and further reduced to 0.1% effective January 2015. For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008, signed into law by President Bush in July 2008, amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI of MARPOL. In October 2008, the U.S. ratified Annex VI, which came into force in the U.S. on January 8, 2009.

In addition to MARPOL Annex VI, there are regional mandates in ports and certain territorial waters within the EU, Turkey and Norway regarding reduced SOx emissions. These requirements establish maximum allowable limits for sulfur content in fuel oils used by vessels when operating within certain areas and waters and while “at berth”.

Additional air emission requirements under MARPOL Annex VI became effective on July 1, 2010 mandating the development of Volatile Organic Compound (VOC) Management Plans for tankships and certain gas ships. OSG vessels subject to this requirement are in compliance.

In July 2011, the IMO further amended MARPOL Annex VI to include energy efficiency standards for “new ships” through the designation of an Energy Efficiency Design Index (EEDI). “New ships” for purposes of this standard are those for which the building contract is placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid or which is at a similar stage of construction on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as air and marine pollution.

13	Overseas Shipholding Group, Inc.

The Company believes that its International and U.S. Flag vessels are currently compliant with Annex VI and that those of its vessels that operate in the EU, Turkey and Norway are also compliant with the regional mandates applicable there. However, additional or new conventions, laws and regulations that have yet to become effective or that may be adopted in the future could adversely affect the Company's ability to comply with applicable air pollution regulations or could result in material cost increases to achieve such compliance.

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

Phase Out of Non Double Hull Tankers:

Under OPA 90, single hull vessels can operate in U.S. waters until 2015 if they discharge at deep water ports, or lighter more than 60 miles offshore. Single hull vessels cannot operate in U.S. waters under OPA 90 beginning in 2015. As of the end of 2011, all OSG operated U.S. Flag vessels subject to the OPA 90 phase out requirements meet the double hull requirements.

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

14	Overseas Shipholding Group, Inc.

In response to the Deepwater Horizon oil spill in the Gulf of Mexico in 2010, the Congress proposed legislation to create certain more stringent requirements related to the prevention and response to oil spills in U.S. waters and to increase both financial responsibility requirements and the limits in liability under OPA 90, although Congress has not yet enacted any such legislation. In addition to potential liability under OPA 90, vessel owners may in some instances incur liability on an even more stringent basis under state law in the particular state where the spillage occurred.

Other U.S. Environmental and Safety Regulations and Standards:

OPA 90 also amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt vessel response plans, including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a "worst case" scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a “worst case discharge”. The plans must include contractual commitments with clean-up response contractors and salvage and marine firefighters in order to ensure an immediate response to an oil spill/vessel emergency. OSG has developed and completed the necessary submittals of the plans to the U.S. Coast Guard. The U.S. Coast Guard has approved OSG’s vessel response plans. This approval is valid until January 7, 2017 for tank vessels (and May 16, 2014 for non-tank vessels).

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

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports is subject to U.S. Clean Water Act permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System, the Company was issued a Vessel General Permit, or VGP, which addresses, among other matters, the discharge of ballast water and effluents. The VGP identifies twenty-six vessel discharge streams, establishes effluent limits for constituents of those streams and requires that best management practices be implemented to decrease the amounts of certain constituents of the discharges. The current VGP does not impose numerical treatment standards for the discharge of living organisms in ballast water. Rather, the VGP mandates management practices that decrease the risk of introduction of aquatic nuisance species to bodies of water receiving ballast water discharges. The EPA has indicated, however, that, as ballast water treatment technologies become available in the future, the EPA will revisit its approach to the management of ballast water discharges in a proposed revision of the VGP. Compliance with the VGP could require the installation of equipment on OSG’s vessels to treat ballast water before it is discharged or the implementation of other ballast water disposal arrangements, or it could otherwise restrict OSG’s vessels from entering U.S. waters.

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

EPA is researching and developing the next VGP, to be prepared by November 30, 2012, a year before the expiration of the existing VGP. The new VGP will contain more stringent requirements subject to numeric concentration based effluent limits for discharges of ballast water expressed as organisms per unit of ballast water volume.

15	Overseas Shipholding Group, Inc.

Legislation has also been proposed in the U.S. Congress to amend the Nonindigenous Aquatic Nuisance Prevention and Control Act of 1990, which had been previously amended and reauthorized by the National Invasive Species Act of 1996, to further increase the regulation of ballast water discharges. However, it cannot currently be determined whether such legislation will eventually be enacted, and if enacted, what requirements might be imposed on the Company’s operations under such legislation.

New York State has issued more stringent ballast water, grey water and bilge water discharge requirements for vessels in its waters than required by the VGP or IMO. The New York State standards are scheduled to come into effect on August 1, 2013 for existing vessels covered under the EPA VGP and January 1, 2013 for new vessels that are constructed on or after January 1, 2013. Extension periods for compliance with such New York standards may be applied for. OSG has secured extensions from New York State Department of Environmental Conservation to meet these requirements.

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

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. OSG's vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company's vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of MARPOL Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower NOx standards which will be implemented in two phases. The standards implemented for 2011for newly built engines will require more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below previous levels. The new long-term standards for newly built engines will apply beginning in 2016 and will require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the current levels. Adoption of these and emerging standards may require substantial modifications to some of the Company’s existing marine diesel engines and may require the Company to incur substantial capital expenditures. Moreover, on March 26, 2010, the IMO amended MARPOL Annex VI, which amendments were incorporated into EPA regulations, to designate the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands as Emission Control Areas (ECAs) under the Annex VI amendments. The new ECAs become effective in August 2012, whereupon fuel used by all vessels operating in the ECAs cannot exceed 1.0% sulfur, dropping to 0.1% sulfur in 2015. OSG expects to be in compliance with such requirements for the new ECAs. From 2016, NOx after-treatment requirements will also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where OSG operates, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of OSG’s operations.

The Delaware Department of Natural Resources and Environment Control, or DNREC, monitors OSG’s U.S. Flag lightering activities within the Delaware River. Lightering activities in Delaware are subject to Title V of the CAA, and OSG is the only marine operator with a Title V permit to engage in lightering operations. These lightering activities are monitored and regulated through DNREC’s Title V air permitting process. The regulations are designed to reduce the amount of VOCs entering the atmosphere during a crude oil lightering operation. DNREC and OSG have worked in cooperation to reduce the amount of emitted VOCs by defining the vapor balancing process between lightering vessels and ships to be lightered. This defined process has reduced air emissions. In addition, OSG continues to evaluate other vapor reduction technologies and has incorporated vapor control technologies in the design of the Company's new ATBs. OSG believes that, in accordance with its Title V permit, its Delaware lightering fleet is 100% vapor balance capable.

16	Overseas Shipholding Group, Inc.

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

Individual states have been considering their own restrictions on air emissions from engines on vessels operating within state waters. California requires certain ocean going vessels operating within 24 nautical miles of the Californian coast to reduce air pollution by using only low-sulfur marine distillate fuel rather than bunker fuel. Vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters must use marine gas oil at or below 1.5% sulfur (1.0% sulfur beginning on August 1, 2012) and marine diesel oil at or below 0.5% sulfur and, effective January 1, 2014, marine gas oil or marine diesel oil with a sulfur content at or below 0.1% (1,000 parts per million) sulfur. The Company believes that its vessels that operate in California waters are in compliance with these regulations.

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

The Company monitors the waters in which its vessels operate for pirate activity. Company vessels that transit areas where there is a high risk of pirate activity follow best management practices for reducing risk and preventing pirate attacks and are in compliance with protocols established by the naval coalition protective forces operating in such areas.

Insurance

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $5.45 billion. As a member of a P&I Association which is a member of the International Group, the Company is subject to calls payable to the Associations based on its claim record as well as the claim records of all other members of the Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2011, the Company was a member of three P&I Associations with each of its vessels insured by one of these three Associations. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

17	Overseas Shipholding Group, Inc.

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

Taxation of the Company

The following summary of the principal U.S. tax laws applicable to the Company, as well as the conclusions regarding certain issues of tax law, are based on the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur. The Company’s views should not be considered official, and no assurance can be given that the conclusions discussed below would be sustained if challenged by taxing authorities.

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

On December 17, 2010, President Obama signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. This law extended the controlled foreign corporation (“CFC”) look-through rule (the “Look-Through Rule”).  This temporary rule expired on December 31, 2011 for calendar year taxpayers.  The Look-Through Rule generally provides that a CFC that receives or accrues dividends, interest, rents, and/or royalties from a related CFC is not required to report the income as foreign personal holding company income provided that the income is properly allocable or attributable to income of the payer that is not subpart F income and not treated as effectively connected with the conduct of a trade or business in the United States. Previous rules extended expiring provisions retroactively to the beginning of a tax year but passage of an extension bill is uncertain at this time.

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

18	Overseas Shipholding Group, Inc.

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

19	Overseas Shipholding Group, Inc.

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

Chemical Carrier—A ship having specially constructed tanks capable of containing and withstanding extremely volatile or poisonous or corrosive liquids.

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

Double Hull—Hull construction design in which a vessel has an inner and an outer side and bottom separated by void space, usually two meters in width.

20	Overseas Shipholding Group, Inc.

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

MR—A Handysize Product Carrier. MR is an abbreviation of Medium Range.

OECD—Organization for Economic Cooperation and Development is a group of 34 developed countries in North America, Europe and Asia.

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

Scrapping—The disposal of vessels by demolition for scrap metal.

21	Overseas Shipholding Group, Inc.

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

22	Overseas Shipholding Group, Inc.

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

•	demand for oil and oil products, which affect the need for vessel capacity;

•	global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;

•	changes in the production of crude oil, particularly by OPEC and other key producers, which impact the need for vessel capacity;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•	environmental concerns and regulations;

•	new pipeline construction and expansions;

•	weather; and

•	competition from alternative sources of energy.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

•	the number of vessels that are used for storage or as floating storage offloading service vessels;

•	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo and the reverse conversion;

•	the number of vessels that are out of service; and

•	environmental and maritime regulations.

23	Overseas Shipholding Group, Inc.

An increase in the supply of vessels without a commensurate increase in demand for such vessels could cause charter rates to remain at depressed levels or to further decline, which could have a material adverse effect on OSG’s revenues and profitability and on the value of its vessels

OSG depends on spot charters for a significant portion of its revenues. In 2011, 2010 and 2009, OSG derived approximately 65%, 64% and 49%, respectively, of its TCE revenues in the spot market.

The marine transportation industry has been highly cyclical. The profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. The newbuilding order book equaled 18% of the existing world tanker fleet as of December 31, 2011, a significant percentage but a decrease from 29% and 31% as of December 31, 2010 and 2009, respectively.

If the number of new ships delivered exceeds the number of vessels being scrapped, capacity will increase. In addition, vessel supply is affected by the number of vessels that are used for floating storage because vessels that are used for storage are not available to transport crude oil and petroleum products. Utilization of vessels for storage is affected by expectations of changes in the price of oil and products, such utilization generally increasing if prices are expected to increase more than storage costs and generally decreasing if they are not. A reduction in vessel utilization for storage, which occurred in 2010 when 81 vessels were released from storage use and reentered the trading fleet, will increase vessel supply. If supply exceeds demand as it has for the past three years, the charter rates for the Company’s vessels could continue to be depressed to levels well below historical averages, which rates would if maintained over a long period of time have a material adverse effect on OSG’s revenues and profitability and the value of its vessels.

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

Constraints on capital availability adversely affect the tanker industry and OSG’s business

Constraints on capital that have occurred during recent years have adversely affected the financial condition of companies around the world, including certain of the Company’s customers, joint venture partners, financial lenders and suppliers, including shipyards from whom the Company has contracted to purchase vessels. Those entities that suffer a material adverse impact on their financial condition may be unable or unwilling to comply with their contractual commitments to OSG, or to enter into new commitments, which, in turn, could have an adverse impact on OSG. The failure of entities to comply with, or enter into new, contractual commitments could include the refusal or inability of customers to pay charter hire to OSG, shipyards’ failure to construct and deliver to OSG newbuilds or joint ventures’ or financial lenders’ inability or unwillingness to honor their commitments, or enter into new or additional commitments, such as to contribute funds to a joint venture with OSG or to lend funds to OSG. While OSG seeks to monitor the financial condition of such entities, the availability and accuracy of information about the financial condition of such entities may be limited and the actions that OSG may take to reduce possible losses resulting from the failure of such entities to comply with their contractual obligations may be restricted. See also under the heading “Company specific risk factors” below the risk factor concerning credit risks with counterparties.

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

24	Overseas Shipholding Group, Inc.

The Company conducts its operations internationally, and its business, financial condition and results of operations may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed, including

•	pandemics or epidemics which may result in a disruption of worldwide trade including quarantines of certain areas;

•	currency fluctuations;

•	the imposition of taxes by flag states, port states and jurisdictions in which OSG or its subsidiaries are incorporated or where its vessels operate;

•	economic sanctions and boycotts; and
•	expropriation of its vessels.

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

Vessel values have declined in the past three years. Although OSG has a modern fleet, as vessels grow older, they generally decline in value. These factors will affect the value of the Company’s vessels at the time of any vessel sale. If for any reason, OSG sells a vessel at a time when prices have fallen, the sale may be at less than the vessel’s carrying amount on its financial statements, with the result that the Company would incur a loss on the sale and a reduction in earnings and surplus. In addition, declining values of the Company’s vessels could adversely affect the Company’s liquidity by limiting its ability to raise cash by selling vessels at attractive prices or by refinancing vessels at acceptable levels. Declining vessel values could also result in a breach of certain loan covenants or trigger events of default under relevant financing agreements that require the Company to maintain certain loan-to-value ratios. In such instances, if OSG is unable or unwilling to pledge additional collateral to offset the decline in vessel values, its lenders could accelerate its debt and foreclose on its vessels pledged as collateral for the loans.

25	Overseas Shipholding Group, Inc.

Shipping is a business with inherent risks, and OSG’s insurance may not be adequate to cover its losses

OSG’s vessels and their cargoes are at risk of being damaged or lost because of events such as:

•	marine disasters;

•	bad weather;

•	mechanical failures;

•	human error;

•	war, terrorism and piracy; and

•	other unforeseen circumstances or events.

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

26	Overseas Shipholding Group, Inc.

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

27	Overseas Shipholding Group, Inc.

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

As a result of changes made by the 2004 Act, the Company does not include in its U.S tax return on a current basis the unrepatriated shipping income earned by its international flag vessels, which in recent years represented substantially all of the Company’s pre-tax income. These changes in the 2004 Act were made to make U.S. controlled shipping companies competitive with foreign-controlled shipping companies, which are generally incorporated in jurisdictions in which they either do not pay income taxes or pay minimal income taxes.

The President and several Congressmen and Senators have announced support for ending “tax breaks for companies that ship our jobs overseas and give those tax breaks for companies that create jobs in the United States of America”. While the Company believes that the changes made in the 2004 Act with respect to foreign shipping income do not “ship jobs overseas,” and, in fact, have enabled the Company to expand its U.S. Flag fleet and create jobs in the U.S., Congress may decide to repeal the changes made in the 2004 Act with respect to taxation of foreign shipping income for the aforementioned reason or as part of initiatives to reduce the U.S. budget deficit or to reform the U.S. corporate tax regime. Such repeal, either directly or indirectly by limiting or reducing benefits received under the 2004 Act, would have a materially adverse effect on the Company’s business and financial results.

The Company’s substantial debt and charter in commitments could adversely affect its financial condition and ability to incur additional debt

OSG has substantial debt and debt service requirements and charter-in commitments. At December 31, 2011, the Company’s consolidated total debt was approximately $2.1 billion and its unused borrowing capacity under its revolving credit facility was approximately $700 million (before a reduction of $150 million effective February 2012) and its charter in commitments were approximately $1.3 billion.

The amount of the Company’s debt and charter-in obligations could have important consequences. For example, it could:

•	increase OSG’s vulnerability to general adverse economic and industry conditions;

•	limit OSG’s ability to fund future capital expenditures, working capital and other general corporate requirements;

•	require the Company to dedicate a substantial portion of its cash flow from operations to make interest and principal payments on its debt;

•	limit OSG’s flexibility in planning for, or reacting to, changes in its business and the shipping industry;

•	place OSG at a competitive disadvantage compared with competitors that have less debt or charter-in commitments including by causing OSG to have a lower credit rating; and

28	Overseas Shipholding Group, Inc.

•	limit OSG’s ability to borrow additional funds, even when necessary to maintain adequate liquidity.

Furthermore, the Company may begin borrowing in February 2013 under a $900 million unsecured forward start revolving credit facility (the “Forward Start Facility”) entered into in May 2011, which is at the same time the Company’s existing unsecured revolving credit facility expires (the “Existing Facility”). The amount currently outstanding under the Existing Facility approximately equals the capacity under the Forward Start Facility so that the Company could have no unused borrowing capacity under the Forward Start Facility. While the amount of the Forward Start Facility may be increased to up to $1.25 billion if the bank lending group agrees to such increase, no assurance can be given that the lending group will agree or that OSG will be able to borrow additional funds.

In January 2012, Standard & Poor’s credit agency reduced the Company’s long-term corporate credit rating from B to B-, with a negative outlook, citing, among other reasons, a steep deterioration in the Company’s financial profile because of prolonged low tanker rates, rising operating losses and the Company’s high debt burden. Standard & Poor’s stated that in its assessment the Company has less than adequate liquidity.

The reduced credit rating together with the Company’s debt burden and low tanker rates may adversely affect the availability and terms of debt and equity capital. While the Company monitors compliance with its financing agreements, continued low tanker rates and operating losses may result in the Company violating its financial covenants which could result in the adoption of loan terms less favorable to the Company than existing terms or an acceleration of the Company’s indebtedness. If the maturity of the Company’s indebtedness is accelerated, the Company may not be able to refinance the indebtedness on favorable terms or at all, which would materially adversely affect the Company.

OSG may not be able to renew time charters when they expire or enter into new time charters

There can be no assurance that any of the Company’s existing time charters will be renewed at comparable rates or if renewed, that they will be at favorable rates. If, upon expiration of the existing time charters, OSG is unable to obtain time charters or voyage charters at desirable rates, the Company’s profitability may be adversely affected.

Delays or cost overruns in building new vessels (including the failure to deliver new vessels), in the scheduled shipyard maintenance of the Company’s vessels, or conversion of the Company’s vessels could adversely affect OSG’s results of operations

Building new vessels, scheduled shipyard maintenance or conversion of vessels are subject to risks of delay (including the failure to deliver new vessels) or cost overruns caused by one or more of the following:

•	financial difficulties of the shipyard building, repairing or converting a vessel, including bankruptcy;

•	unforeseen quality or engineering problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases;

•	delays in receipt of necessary materials or equipment;

•	changes to design specifications; and

•	inability to obtain the requisite permits, approvals or certifications from the U.S. Coast Guard or international foreign flag state authorities and the applicable classification society upon completion of work.

29	Overseas Shipholding Group, Inc.

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

Termination or change in the nature of OSG’s relationship with any of the pools in which it participates could adversely affect its business

All of the Company’s VLCCs participate in the Tankers International pool. At December 31, 2011, nine of OSG’s Aframaxes participate in the Aframax International pool. Nine of its crude Panamaxes and four of its Panamax Product Carriers participate directly in Panamax International. Participation in these pools enhances the financial performance of the Company’s vessels as a result of the higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. The Company cannot predict whether the pools in which its vessels operate will continue to exist in the future. In addition, in recent years the EU has published guidelines on the application of the EU antitrust rules to traditional agreements for maritime services such as pools. While the Company believes that all the pools it participates in comply with EU rules, there has been limited administrative and judicial interpretation of the rules. Restrictive interpretations of the guidelines could adversely affect the ability to commercially market the respective types of vessels in pools.

OSG’s strategy of growing its business in part through acquisitions is capital intensive, time consuming and subject to a number of inherent risks

Part of OSG’s business strategy is to opportunistically acquire complementary businesses or vessels. The Company’s ability to grow its fleets will depend upon a number of factors, many of which the Company cannot control. These factors include OSG’s ability to:

•	identify acquisition candidates and joint venture opportunities;

•	replace expiring charters-in at comparable rates;

•	identify suitable charter-in opportunities;

•	consummate acquisitions or joint ventures;

•	integrate any acquired vessels or businesses successfully with its existing operations, including streamlining company operations to maximize efficiencies while maintaining business quality and customer satisfaction;

•	hire and train qualified personnel; and

•	obtain required financing.

30	Overseas Shipholding Group, Inc.

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

Certain potential customers will not use vessels older than a specified age, even if they have been recently rebuilt

All of the Company’s existing ATBs with the exception of the OSG Vision/OSG 350 and the OSG Horizon/OSG 351were originally constructed more than 25 years ago. While all of these tug-barge units were rebuilt and double-hulled since 1998 and are “in-class,” meaning the vessel has been certified by a classification society as being built and maintained in accordance with the rules of that classification society and complies with the applicable rules and regulations of the vessel’s country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. No assurance can be given that customers will continue to view rebuilt vessels as comparable to newbuild vessels. If more customers differentiate between rebuilt and newbuild vessels, time charter rates for our rebuilt ATBs will likely be adversely affected or they may not be employable.

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

Trading and complementary hedging activities in Forward Freight Agreements (“FFAs”) subject the Company to trading risks and the Company may suffer trading losses that reduce earnings

Due to shipping market volatility, success in this industry requires constant adjustment of the balance between chartering out vessels for long periods of time and trading them on a spot basis. The Company from time to time seeks to manage and mitigate that risk through trading and complementary hedging activities in forward freight agreements, or FFAs. However, there is no assurance that the Company will be able at all times to successfully protect itself from volatility in the shipping market. The Company may not successfully mitigate its risks, leaving it exposed to unprofitable contracts and may suffer trading losses that reduce earnings and surplus.

31	Overseas Shipholding Group, Inc.

The Company is subject to credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings

The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters into COAs and Voyage Charters. As OSG increases the portion of its revenues from time charters, it increases its reliance on the ability of time charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates. Historically, the Company has not experienced material problems collecting charter hire but the global economic downturn of recent years has affected charterers more severely than the prior recessions that have occurred since the Company’s establishment more than 40 years ago. The Company also time charters or bareboat charters some of its vessels from other parties and its continued use and operation of such vessels depends on the vessel owners’ compliance with the terms of the time charter or bareboat charter. Additionally, the Company enters into derivative contracts (FFAs, bunker swaps, interest rate swaps and foreign currency contracts). All of these contracts subject the Company to counterparty credit risk. As a result, the Company is subject to credit risks at various levels, including with charterers or cargo interests. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues and earnings.

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

Maritime claimants could arrest OSG’s vessels, which could interrupt its cash flow

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of the Company’s vessels could interrupt OSG’s cash flow, damage OSG’s reputation and require it to pay a significant amount of money to have the arrest lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel that is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could try to assert “sister ship” liability against one vessel in the Company’s fleet for claims relating to another vessel in its fleet. Vessels chartered in by the Company may be arrested or attached for debts of, or claims or damages against, the vessel’s owners, interrupting OSG’s use of the vessel and exposing OSG to claims from OSG’s customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

32	Overseas Shipholding Group, Inc.

ITEM 2. PROPERTIES

Vessels:

At December 31, 2011, the Company owned or operated (including newbuilds) an aggregate of 116 vessels. See tables presented under Item 1. Additional information about the Company’s fleet is set forth on the Company’s website, www.osg.com.

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

Executive Officers of the Registrant

Name	Age	Position Held	Has Served as Such Since

Morten Arntzen	56	President and Chief Executive Officer	January 2004

Myles R. Itkin	64	Executive Vice President, Chief Financial Officer and Treasurer	June 2006 June 1995

Ian T. Blackley	57	Senior Vice President, Head of International Shipping and Managing Director and Chief Operating Officer, OSG Ship Management (UK) Ltd.	May 2009 January 2009 September 2005

James I. Edelson	55	Senior Vice President, General Counsel and Secretary	March 2010 January 2005 March 2005

Robert E. Johnston	64	Senior Vice President and Head of U.S. Strategic Business Unit	October 1998 January 2009

Lois K. Zabrocky	42	Senior Vice President and Chief Commercial Officer, International Flag Strategic Business Units	June 2008 May 2011

George Dienis	59	Managing Director and Chief Operating Officer, OSG Ship Management (GR) Ltd.	January 2005

Robert R. Mozdean	58	Head of Worldwide Human Resources	August 2005

Janice K. Smith	50	Chief Risk Officer	February 2010

The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, to be held on June 14, 2012, and until the election and qualification of his or her successor. There is no family relationship between the executive officers.

Mr. Johnston served as Head of Shipping Operations from September 2005 until his appointment as Head of the U.S. Strategic Business Unit in January 2009. Ms. Zabrocky served as the Head of International Product Carrier and Gas Strategic Business Unit from September 2005 until her appointment as Chief Commercial Officer, International Flag Strategic Business Units. Ms. Smith served as Deputy General Counsel of the Company since July 2007. For at least three years prior to joining the Company, Ms. Smith was a corporate partner at Proskauer Rose LLP, where her practice focused on advising clients on a variety of corporate finance transactions.

33	Overseas Shipholding Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The Company’s common stock is listed for trading on the New York Stock Exchange under the trading symbol OSG. The range of high and low closing sales prices of the Company’s common stock as reported on the New York Stock Exchange for each of the quarters during the last two years are set forth below.

2011	High	Low
	(In dollars)
First Quarter	37.03	30.13
Second Quarter	31.77	24.83
Third Quarter	27.36	13.74
Fourth Quarter	15.60	9.18

2010	High	Low
First Quarter	51.39	39.23
Second Quarter	53.13	35.49
Third Quarter	42.34	31.89
Fourth Quarter	37.80	32.73

(b)	On February 22, 2012, there were 461 stockholders of record of the Company’s common stock.

(c)	On February 9, 2012, to preserve liquidity and maintain financial flexibility, the Company's Board of Directors suspended the payment of regular quarterly dividends until further notice. In August 2011, OSG decreased its annual dividend by 50% to $0.875 per share from $1.75 per share of common stock; and in November 2011 paid a quarterly dividend of $0.21875 per share of common stock. Prior to the above change, the Company paid regular quarterly dividends of $0.4375 per share of common stock between June 2008 and August 2011; quarterly dividends of $0.3125 per share of common stock between June 2007 and June 2008; regular quarterly dividends of $0.25 per share of common stock between April 2006 and June 2007 and $0.175 per share of common stock prior to April 2006. The payment of cash dividends in the future will depend upon the Company’s operating results, cash flow, working capital requirements and other factors deemed pertinent by the Company’s Board of Directors.

34	Overseas Shipholding Group, Inc.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph for the five years ended December 31, 2011 comparing the yearly percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of the published Standard and Poor’s 500 index, a peer group index consisting of Frontline Ltd., Teekay Corporation, General Maritime Corporation, Kirby Corporation, SEACOR Holdings Inc., Tsakos Energy Navigation Limited and the Company referred to as the peer group index (old) previously used by the Company and included herein for comparative purposes, and a peer group index consisting of Frontline Ltd., Teekay Corporation, Tsakos Energy Navigation Limited, Kirby Corporation, SEACOR Holdings Inc., Knightsbridge Tankers Limited, Ship Finance International Limited, Nordic American Tankers Limited, DHT Holdings Inc., Torm A/S, Horizon Lines, Inc. and the Company, referred to as the peer group index (new). The Companies added to the peer group index (new), which was last changed in 2007, consist of those corporations whose stock has been publicly traded in the U.S. for at least five years. The Company believes that this expanded peer group index is more relevant for comparative purposes. One company previously included in the peer group index (old), General Maritime Corporation, filed for bankruptcy in 2011 and was removed from the index.

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*	Assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2006 and that all dividends were reinvested.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited selected consolidated financial data for the years ended December 31, 2011, 2010 and 2009, and at December 31, 2011 and 2010, are derived from the audited consolidated financial statements of the Company set forth in Item 8, which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The unaudited selected consolidated financial data for the years ended December 31, 2008 and 2007, and at December 31, 2009, 2008, and 2007, are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have been audited by PricewaterhouseCoopers LLP (for December 31, 2009) and Ernst & Young LLP.

35	Overseas Shipholding Group, Inc.

In thousands, except per share amounts	2011	2010	2009	2008	2007
Shipping revenues	$1,049,531	$1,045,610	$1,093,618	$1,704,697	$1,129,305
(Loss)/income from vessel operations	(142,188)	(79,295)	77,130	345,186	207,572
(Loss)/income before income taxes	(197,878)	(141,699)	34,450	271,182	217,186
Net (loss)/income attributable to Overseas Shipholding Group, Inc.	(192,916)	(134,243)	70,170	317,665	211,310
Depreciation and amortization	179,721	170,670	172,404	189,163	185,499
Net cash (used by)/provided by operating activities	(61,061)	(27,714)	218,121	376,337	167,624
Total vessels, deferred drydock and other property at net book amount (a)	3,292,946	3,245,515	3,000,768	2,818,060	2,797,023
Total assets	4,034,349	4,241,103	4,208,441	3,890,061	4,158,917
Debt—long-term debt and capital lease obligations (exclusive of current portion) (b)	2,050,902	1,941,583	1,813,289	1,396,135	1,531,334
Reserve for deferred income taxes and unrecognized tax benefits—noncurrent	277,050	214,188	205,295	196,815	230,924
Total equity	1,555,245	1,810,143	1,867,855	1,824,633	1,950,495
Debt/total capitalization	56.9%	51.8%	49.3%	43.3%	44.0%
Per share amounts:
Basic net (loss)/income attributable to Overseas Shipholding Group, Inc.	(6.39)	(4.55)	2.61	10.71	6.19
Diluted net (loss)/income attributable to Overseas Shipholding Group, Inc.	(6.39)	(4.55)	2.61	10.65	6.16
Overseas Shipholding Group, Inc.’s equity	51.05	59.53	69.55	64.07	58.47
Cash dividends paid	1.53	1.75	1.75	1.5	1.125
Average shares outstanding for basic earnings per share	30,228	29,498	26,864	29,648	34,136
Average shares outstanding for diluted earnings per share	30,228	29,498	26,869	29,814	34,327
Other data:
Time charter equivalent revenues (c)	790,201	853,278	952,621	1,545,385	1,039,211
EBITDA (d)	61,741	96,015	251,002	530,273	476,332

(a)	Includes vessels held for sale of $3,305 and $53,975 at December 31 2010 and 2008, respectively.
(b)	Amounts do not include debt of affiliated companies in which the Company participates.
(c)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

For the year ended December 31,	2011	2010	2009	2008	2007
Time charter equivalent revenues	$790,201	$853,278	$952,621	$1,545,385	$1,039,211
Add: Voyage expenses	259,330	192,332	140,997	159,312	90,094
Shipping revenues	$1,049,531	$1,045,610	$1,093,618	$1,704,697	$1,129,305

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

36	Overseas Shipholding Group, Inc.

(d)	EBITDA represents operating earnings excluding net income/(loss) attributable to the noncontrolling interest, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net (loss)/income attributable to the Company, as reflected in the consolidated statements of operations, to EBITDA:

In thousands for the year ended December 31,	2011	2010	2009	2008	2007
Net (loss)/income attributable to Overseas Shipholding Group, Inc.	$(192,916)	$(134,243)	$70,170	$317,665	$211,310
Income tax (benefit)/provision	(4,962)	(7,456)	(36,697)	(34,004)	4,827
Interest expense	79,898	67,044	45,125	57,449	74,696
Depreciation and amortization	179,721	170,670	172,404	189,163	185,499
EBITDA	$61,741	$96,015	$251,002	$530,273	$476,332

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of December 31, 2011, consisted of 111 vessels aggregating 10.9 million dwt and 864,800 cbm, including 46 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 111 vessels, a charter-in of one vessel is scheduled to commence upon delivery of the vessel in January 2012 and four newbuilds are scheduled for delivery between 2012 and 2013, bringing the total operating and newbuild fleet to 116 vessels.

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

Average spot market rates in 2011 were adversely impacted by a number of factors. Oil inventory drawdowns of approximately 525,000 barrels per day (“b/d”) led to a reduction in seaborne crude oil and product movements while an increase in the Brent – Dubai crude price differential encouraged Asian refiners to increase imports from the Middle East and decrease their imports from longer-haul West Africa. Additionally, an increase in tanker tonnage of approximately 7% during 2011 exacerbated an existing oversupply situation. On the positive side, the U.S. became a net exporter of oil products during 2011 as clean product movements (especially diesel) from the U.S. Gulf Coast achieved record levels, increasing the demand for Product Carriers.

37	Overseas Shipholding Group, Inc.

The reduction in inventory levels during 2011 was in part due to the coordinated release of both crude and product by the International Energy Agency (“IEA”) in OECD countries during the third quarter of 2011. There was a drawdown of 30 million barrels of crude oil in the U.S. from its Strategic Petroleum Reserve (“SPR”), which has not yet been replenished. There was also a 20 million barrel inventory drawdown in Europe, consisting primarily of products (mainly middle distillates), and a 10 million barrel drawdown in Asia-Pacific countries, consisting primarily of crude oil. Additionally, backwardation in the oil market during 2011 allowed companies to replace inventories at lower than current prices, further encouraging the drawdown of commercial inventories.

There were a number of unpredictable events that occurred during 2011 that adversely impacted tanker markets. The earthquake / tsunami that struck Japan in March damaged refineries and curtailed their operations, reducing demand for long-haul crude oil movements. The civil war in Libya shut in almost 1.5 million b/d of crude oil, of which about one million b/d would have been exported to Europe and about 200,000 b/d to Asia. The reduction in light sweet Libyan crude oil supplies also resulted in an increased premium for light sweet crude oil grades (Brent, Libyan, West African) over sour crudes (Dubai, Mexican Maya). The Brent light sweet to Dubai sour crude price differential reached over $6 per barrel during the year making it more economical for Asian refiners to process Middle East sour crudes instead of West African crudes. Additionally, the reduction in crude oil shipments from Libya to Mediterranean refiners adversely impacted the Aframax tanker market. The closure of Sunoco and ConocoPhillips refineries on the U.S. East Coast that primarily processed light sweet crude oil from West Africa has further reduced tonne-mile demand and adversely affected the Suezmax tanker market.

OPEC crude oil production during 2011 averaged about 30.0 million b/d, an increase of 500,000 b/d over 2010 levels. Crude oil production in war-torn Libya was down by over 1.0 million b/d for the year as the crude oil that was shut-in at the start of the conflict gradually returned as the conflict ended. Increased production of about 1.5 million b/d from Middle East OPEC producers (primarily Saudi Arabia and Iraq) more than compensated for lower Libyan production. The incremental Middle East production went primarily to Asia on VLCCs, especially to refiners with upgrade refining capacity that can profitably process medium and heavy sour crudes to manufacture low sulfur clean products, and to Europe, partially offsetting the production lost from Libya.

Bunker fuel prices rose significantly during the year, averaging over $600 per ton in Houston, Rotterdam and Singapore compared with about $450 per ton during 2010. This increase in fuel prices of about 40% was not fully recoverable in the market and adversely impacted spot tanker earnings and profitability during 2011.

World oil demand, which increased by 2.7 million b/d in 2010, grew by only 740,000 b/d in 2011 to average 89.1 million b/d. Oil demand in OECD areas declined by 530,000 b/d primarily due to an increase in oil prices of over 20%, lower priced natural gas that displaced crude oil demand, economic weakness in North America and Europe and a warmer-than-normal winter that reduced demand in North America and Europe. Non-OECD demand increased by 1.3 million b/d, led by an increase in China, which consisted primarily of middle distillates. Demand growth also increased in Other Asian countries led by India, primarily in middle distillates and in the Former Soviet Union (“FSU”), Middle East and Latin America.

There was a significant difference between the actual number of tanker deliveries that occurred during 2011 and forecasts that were made at the beginning of the year. Crude and Product Carrier deliveries were about 30% and 50%, respectively, below initial forecasts largely due to delays and cancellations that took place during the year. Nevertheless, the size of the world tanker fleet increased by approximately 7% during 2011 as additions were only partially offset by scrappings. The VLCC fleet realized the largest net increase in tonnage of about 9% while the Product Carrier fleet recorded the smallest increase in tonnage of about 3%. While most single hull vessels have been scrapped, some single hull vessels (primarily Product Carriers) remain in service. These vessels will likely become marginalized and scrapped as oil companies and charterers increasingly demand that only double hull tankers be used to carry their cargoes and call at their facilities. The total world tanker orderbook at the end of 2011 represented 18% of the total fleet, based on deadweight tons (“dwt”), down from 29% at the end of 2010, as new orders placed in 2011 were muted.

Shipyard contract prices for newbuilding VLCCs declined by 5% to 10% during 2011 and now stand at approximately $90 to $95 million compared with approximately $100 million at the end of 2010. There have been limited purchase and sales activities in the second hand market during 2011 which were primarily distress driven and pushed second hand vessel prices down. Tanker values for older, less fuel efficient (first generation double hull) tankers approaching costly drydockings are being valued at just over scrap values in these weak markets.

38	Overseas Shipholding Group, Inc.

World oil demand in the fourth quarter of 2011 was approximately 89.8 million b/d, the same level as demand in the fourth quarter of 2010 as declining demand in OECD countries of about one million b/d was offset by an increase in demand in non-OECD areas of an equal amount. Oil demand declined in OECD North America and in Europe but increased in the Pacific area. The substitution of natural gas for oil for home heating, industrial and power generation purposes and mild early winter temperatures resulted in about a 20% decline in heating oil demand in the U.S. In Europe, continued fuel substitution, lower petrochemical demand and warmer-than-normal temperatures drove the decrease in oil demand. Oil demand rose in OECD Pacific led by an increase in fuel oil use and the direct burning of crude oil in Japan to generate electric power in place of the nuclear plants damaged in the March earthquake / tsunami. These nuclear plants have not yet returned to operation. Demand growth in non-OECD areas was led by Asia followed by increases in the FSU, the Middle East and Latin America.

OPEC crude oil production in the fourth quarter of 2011 averaged 30.5 million b/d, an increase of 940,000 b/d over the same timeframe in 2010. There were increases of 1.8 million b/d in the Middle East and 200,000 b/d in South America that were offset by a reduction of one million b/d in Libya. OPEC production in December reached 30.9 million b/d, the highest level in more than three years, as returning Libyan crude oil production reached 800,000 b/d, an increase of about 700,000 b/d from its lowest production level in the May / June period.

 The tables below show the daily TCE rates that prevailed in markets in which the Company's vessels operated for the periods indicated. It is important to note that the spot market is quoted in Worldscale rates, except for U.S. Flag, which is based on the American Tanker Rate Schedule and quoted in American Rates (“AR”). The conversion of Worldscale and American Rates to the following TCE rates required the Company to make certain assumptions as to brokerage commissions, port time, port costs, speed, fuel prices and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Company in the period indicated because of the timing and length of voyages, waiting time and the portion of revenue generated from long-term charters. For example, TCE rates for VLCCs are reflected in the earnings of the Company approximately one month after such rates are reflected in the tables below, calculated on the basis of the fixture dates.

International Flag VLCCs

	Spot Market TCE Rates
	VLCCs in the Arabian Gulf*
	Q1-2011	Q2-2011	Q3-2011	Q4-2011	2011	2010	2009
Average	$14,200	$4,200	$5,400	$11,700	$8,900	$27,700	$19,500
High	$51,500	$20,500	$12,900	$35,400	$51,500	$93,900	$80,700
Low	$(6,300)	$(10,700)	$(3,000)	$(4,400)	$(10,700)	$(9,600)	$(5,800)

*	Based on 60% Arabian Gulf to eastern destinations and 40% Arabian Gulf to western destinations

Rates for VLCCs trading out of the Arabian Gulf averaged $8,900 per day during 2011, a decrease of 68% from the 2010 average. Rates during 2011 were adversely impacted by a net increase in tonnage and a reduction in the number of tankers used for crude and product floating storage. The start-up of the East Siberian Oil Pipeline (“ESOP”) in late 2010 resulted in an increase in land based crude oil movements of about 150,000 b/d from Russia to China that reduced seaborne movements. The increase in the Brent / Dubai crude oil price differential resulted in a decline of about 120,000 b/d of long-haul West African crudes to China that was offset by an increase in the movement of crude oil from the Middle East. Additionally, unplanned refinery downtime in China, Singapore and Taiwan, specifically during the third quarter of 2011 and the impacts from the earthquake / tsunami in Japan adversely impacted rates during the year.

Rates for VLCCs trading out of the Arabian Gulf in the first quarter of 2011 averaged $14,200 per day, 69% below those in the first quarter of 2010, primarily due to an increase in tonnage. VLCC tonnage rose by approximately 3% during 2010, with a further net increase of seven vessels during the first quarter of 2011. In addition, there was only one VLCC storing clean product at the end of the first quarter of 2011 compared with eight at the end of the first quarter of 2010.

The civil war in Libya that began during the first quarter of 2011 significantly reduced the amount of light sweet crude oil available in the marketplace and tightened overall oil demand and supply fundamentals. The most immediate impact was felt by Mediterranean refiners with minimal upgrade capacity that cannot economically process heavy sour crudes and must primarily use light sweet crude oil as throughput. The increased competition in the marketplace for light sweet crude oil resulted in a widening in the cost spread between light sweet crude oil and heavy sour crudes, which impacted supply patterns. Additionally, market uncertainty in other OPEC countries, such as Nigeria, Iraq and Iran resulted in a market risk premium on the price of Brent crude as it averaged over $100 per barrel during the first quarter of 2011. The increase in premiums for Atlantic Basin sweet crude oils relative to medium and heavy sour crudes from the Middle East led Asian refiners to switch to shorter-haul Middle East crudes. This resulted in a reduction of approximately 9% in seaborne movements from West Africa to China compared with the first quarter of 2010. The reduction in these long-haul movements were, however, offset by a 20% increase in Middle East-to-China exports and by a 30% increase in movements from South America to China.

39	Overseas Shipholding Group, Inc.

Rates for VLCCs in the second quarter averaged $4,200 per day, about 90% below rates realized in the same period of 2010. Prices for bunker fuel oil in Singapore increased by 43% to an average of $660 per ton in the second quarter of 2011 from $460 per ton in the second quarter of 2010. The increase in the average cost of bunker fuel oil was not fully recoverable from charterers, negatively impacting 2011 spot market earnings. Second quarter 2011 rates were also adversely impacted by a reduction in Middle East exports to Japan due to damage to refineries caused by the March earthquake and tsunami.

While oil demand increased in China by 460,000 b/d in the second quarter of 2011 compared with 2010, seaborne crude oil imports increased by only 50% of this volume, due to an increase in local production of about 100,000 b/d, an increase in land-delivered crude oil from Russia of about 120,000 b/d via the new ESOP pipeline and a reduction in diesel exports. Additionally, the cost spread between light sweet crude (Brent) and sour crude (Dubai) favored Chinese (and Other Asian) refiners processing higher volumes of Middle East crude oils instead of longer haul West African crudes.

Rates for VLCCs in the third quarter of 2011 averaged $5,400 per day, about 49% lower than rates realized in the same period during 2010. Weaker VLCC rates for the third quarter of 2011 reflected an increase in available tonnage, a reduction in VLCCs being used for floating storage, higher bunker costs and a reduction in shipments of long-haul crudes from West Africa to Asia, specifically to China. Imports of West African crude oil into China averaged 840,000 b/d during the third quarter of 2011, a 16% reduction from the one million b/d import level during the third quarter of 2010. This contributed to a reduction in tonne-mile demand in the third quarter. There was also an unanticipated refinery shutdown in Taiwan as well as planned maintenance at the only refinery in Vietnam that reduced crude oil seaborne movements into Asia.

Fourth quarter 2011 rates increased by about 7% compared with the fourth quarter of 2010 and were more than double rates in the third quarter of 2011. The increase in Libyan production from approximately 80,000 b/d in September to about 800,000 b/d in December in addition to an increase in Angolan output from the recent startup of the Pazflor field significantly increased the volume of light sweet crude oil in the marketplace. This higher volume resulted in a sharp decrease in the Brent / Dubai crude price differential from over $6 per barrel in the third quarter of 2011 to approximately $2 per barrel in the fourth quarter, increasing long-haul West African crude oil movements to China by about 100,000 b/d. Middle East crude oil movements to China also increased as refinery runs in China reached record levels. Refinery runs in Other Asia and Japan also increased. Increased crude movements into Asia during the fourth quarter strengthened VLCC rates.

The world VLCC fleet stood at 571 tankers (174.0 million dwt) at December 31, 2011, an increase in tonnage of approximately 9% during the year. The VLCC fleet included nine single hull tankers.  The year-end 2011 VLCC orderbook totaled 127 vessels (40.2 million dwt) representing 23% of the existing VLCC fleet, based on deadweight tons.

International Flag Suezmaxes

	Spot Market TCE Rates
	Suezmaxes in the Atlantic*
	Q1-2011	Q2-2011	Q3-2011	Q4-2011	2011	2010	2009
Average	$15,100	$10,200	$5,900	$14,800	$11,500	$22,000	$21,000
High	$31,100	$21,200	$13,000	$27,600	$31,100	$64,000	$49,200
Low	$2,000	$3,000	$1,300	$6,000	$1,300	$4,000	$2,000

*	Rates based on West Africa to the U.S. Gulf Coast

Average rates for Suezmaxes trading out of West Africa in 2011 declined by 48% from 2010 due primarily to an increase in the size of the fleet and a reduction in West African crude oil movements to both the U.S. East and Gulf Coasts. The shutdown of Sunoco and ConocoPhillips refining capacity in the Philadelphia area during 2011 curtailed demand for Suezmaxes at a time when a sizable increase in tonnage occurred. Additionally, the release of light sweet crude oil from the U.S. Strategic Petroleum Reserve during the third quarter of 2011 reduced import requirements by over 300,000 b/d, resulting in the lowest quarterly rates of the year. Libyan exports of crude oil to China transported on Suezmaxes declined by about 100,000 b/d compared with 2010 as Libyan crude exports fell to virtually nil as its civil war severely curtailed production.

40	Overseas Shipholding Group, Inc.

Rates for Suezmaxes during the first quarter of 2011 averaged $15,100 per day, approximately 50% less than the corresponding year ago quarter. Weaker rates relative to the year ago period mainly reflected an increase in the size of the trading Suezmax fleet (reflecting less-than usual weather delays in the Bosporus Straits and a decline in the number of Suezmaxes storing clean products that released tonnage back into the market), higher bunker costs, and a reduction in Angolan crude oil output resulting from maintenance and technical problems in deepwater production blocks.

Rates for Suezmaxes in the second quarter of 2011 averaged $10,200 per day, 66% lower than rates in the second quarter of 2010. Second quarter rates were negatively influenced by the elimination of China’s imports of Libyan crude and by production and operational problems in both Angola and Nigeria. Angolan second quarter 2011 production averaged 1.55 million b/d, which was 220,000 b/d less than second quarter 2010 levels. Production in June fell to 1.5 million b/d, the lowest level since December 2006. Nigerian crude oil availability was curtailed in June as the sabotage of a major pipeline caused Shell Oil to declare force majeure on loadings of Bonny crude oil. Additionally, lower U.S. refinery utilization rates in the second quarter of 2011, primarily in the Gulf and East Coast regions, resulted in a reduction of approximately 400,000 b/d in imports of West African crudes into the U.S., adversely impacting Suezmax utilization rates.

Rates for Suezmaxes in the third quarter of 2011 averaged $5,900 per day, 44% lower than rates in the third quarter of 2010. This decline was primarily due to the release of 30 million barrels of light sweet crude oil from the SPR in the U.S. during July and August, which had an adverse impact on seaborne imports. U.S. imports from Nigeria and Angola were down 240,000 b/d compared with the third quarter of 2010. Third quarter crude oil exports from Black Sea and Baltic Sea ports also declined relative to the third quarter of 2010. Higher oil demand of 300,000 b/d in the FSU necessitated an increase in refining runs that reduced export availability. Exports from the Black Sea region were also reduced as a result of maintenance work on the Chirag platform and the Baku-Suspa pipeline while exports from the Baltic Sea region was adversely impacted by maintenance on the Primorsk pipeline as well as on the port itself.

Fourth quarter rates averaged $14,800 per day, approximately 14% below those in the fourth quarter of 2010 but more than double rates realized in the prior quarter of 2011. The increase in the fourth quarter of 2011compared with the third quarter reflected additional demand from Asia, specifically China, for one million barrel cargoes of both crude and fuel oil from Europe, Latin America and West Africa. The decline in fourth quarter 2011 rates compared with the same timeframe in 2010 reflected the impact of increased tonnage, a reduction in movements of West African crudes to the U.S. and a significant increase in bunker costs that could not be fully passed on to charterers.

The world Suezmax fleet totaled 444 tankers (68.5 million dwt) at December 31, 2011 of which only eight were single hull. The increase in Suezmax tonnage during 2011 approximated 9%. The year-end 2011 Suezmax orderbook totaled 127 vessels (19.7 million dwt) representing 29% of the existing Suezmax fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates
	Aframaxes in the Caribbean*
	Q1-2011	Q2-2011	Q3-2011	Q4-2011	2011	2010	2009
Average	$9,800	$4,800	$6,100	$8,400	$7,300	$17,200	$12,200
High	$37,500	$12,500	$15,000	$18,000	$37,500	$41,000	$73,000
Low	$500	$100	$(700)	$1,000	$(700)	$3,500	$1,000

*	Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean averaged $7,300 per day during 2011, a decline of 58% compared with 2010. The key events that impacted the Aframax sector were a significant decline in Libyan crude oil exports to Europe, especially to Mediterranean refiners, a reduction in North Sea crude production of approximately 200,000 b/d, reduced exports from Russia as more of its domestic production was required to meet growing internal oil demand. An increase in Aframax net tonnage and higher bunker costs also exerted pressure on Aframax rates during 2011.

Rates for Aframaxes during the first quarter of 2011 averaged $9,800 per day, down 55% from the first quarter of 2010. The key event impacting the Aframax sector during the first quarter of 2011 was a decline in Libyan oil production, from 1.6 million b/d in January to 450,000 b/d in March, due to the outbreak of a civil war.  Prior to the conflict, Libya exported an average of approximately 1.2 million b/d of crude oil, of which 900,000 b/d was shipped in Aframaxes to short-haul European destinations (primarily Italy, France and Spain). A decrease of 230,000 b/d in North Sea production also reduced demand for Aframax tonnage.

41	Overseas Shipholding Group, Inc.

Rates for Aframaxes during the second quarter of 2011 averaged $4,800 per day, about 75% below the second quarter of 2010. Second quarter 2011 crude oil production levels in Libya and the North Sea, two key Aframax ports, were significantly below levels in the second quarter of 2010. North Sea production was down about 300,000 b/d while Libya’s production fell by a massive 1.44 million b/d, allowing for only a negligible quantity of crude exports compared with exports of approximately 1.2 million b/d in the second quarter of 2010. Additionally, lower refining margins in Europe and unanticipated refinery downtime in the U.S. Gulf Coast region, due to power outages in Texas and flooding of the Mississippi River, resulted in a reduction in Aframax movements.

Rates for Aframaxes during the third quarter of 2011 averaged $6,100 per day, 50% lower than the third quarter of 2010. The inventory drawdown of 30 million barrels of crude oil in the U.S. necessitated using tankers to move the crude oil from storage facilities at the U.S. Gulf Coast to U.S. refineries at other coastal locations. The U.S. government eased coastwise trading restrictions by allowing refiners to transport oil on international flag tankers. This resulted in approximately 37 additional liftings on Aframaxes, which benefitted rates.

Fourth quarter 2011 rates were 41% lower than the fourth quarter of 2010 but about 37% higher than third quarter 2011 rates. An oversupply of tonnage in the Caribbean was the main reason for weakness in fourth quarter 2011 rates relative to a year ago. In the fourth quarter of 2010, rates benefitted from significant delays caused by a port workers strike at Fos/Lavera that resulted in longer waiting times, reducing the availability of Aframax tonnage. Fourth quarter 2011 rates rebounded from third quarter levels as the completion of North Sea maintenance led to a rise in North Sea production of 400,000 b/d and Libyan oil production increased from 40,000 b/d in the third quarter to 550,000 b/d in the fourth quarter.

The world Aframax fleet totaled 910 vessels (96.7 million dwt) as of December 31, 2011, including 24 single hull tankers. The increase in Aframax tonnage during 2011 approximated 4%. The Aframax orderbook stood at 86 vessels (9.5 million dwt) at December 31, 2011, representing 10% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates
	Panamaxes—Crude and Residual Oils*
	Q1-2011	Q2-2011	Q3-2011	Q4-2011	2011	2010	2009
Average	$14,800	$9,300	$6,100	$7,200	$9,400	$13,400	$13,100
High	$30,000	$17,100	$11,000	$11,000	$30,000	$24,900	$38,000
Low	$-	$1,100	$1,300	$3,600	$-	$900	$-

*	Based on 50% Caribbean to the U.S. Gulf and Atlantic Coasts and 50% Ecuador to the U.S. West Coast

Rates for Panamaxes that move crude and residual fuel oil averaged $9,400 per day during 2011, a 30% decline compared with 2010. An increase in tonnage and higher bunker prices adversely impacted rates during 2011. The trend toward increasing economies of scale continued as charterers combined stems and utilized larger size tankers (both Aframaxes and Suezmaxes) to move cargoes usually carried on Panamaxes. Aframaxes that had operated in the Mediterranean, transporting Libyan crude moved to the Caribbean competing with Panamaxes and exerting additional pressure on rates.

Rates for Panamaxes averaged $14,800 per day during the first quarter of 2011, 9% lower than the first quarter of 2010 but 41% higher than rates in the fourth quarter of 2010. During the first quarter of 2011, Panamax rates were supported by the startup of Valero’s Aruba refinery and by the unanticipated downtime of a catalytic cracking unit at the Hovensa refinery in St. Croix. The Aruba refinery after being shut down in 2010 recommenced operations in February 2011, generating an increase in feedstock demand in the Caribbean as well as producing vacuum gas oil (VGO), which was exported to both the U.S. West and Gulf Coasts. The shutdown of the Hovensa catalytic cracking unit resulted in increased volumes of VGO feedstock that were transported to other areas in Latin America, as well as North America.

Panamaxes rates averaged $9,300 per day during the second quarter of 2011, 43% below the corresponding quarter in 2010. Rates in the second quarter of 2011, however, were boosted by additional shipments of VGO from the Aruba refinery to Valero’s refineries on the U.S. West Coast that utilize VGO as a feedstock. Additionally, sparse rainfall in Chile caused a reduction in hydroelectric power, resulting in additional fuel oil imports used to generate fuel-fired electric power.

Rates for Panamaxes averaged $6,100 per day during the third quarter of 2011, approximately 42% lower than rates in the corresponding quarter of 2010. Panamax rates in the third quarter reached their highest level at the end of August as Hurricane Irene moved through the Caribbean and up the Atlantic Coast of the U.S. causing delays that supported rates.  These higher rates could not be sustained given the excess tonnage in the marketplace and increased competition from Aframaxes on the Ecuador-to-U.S. West Coast oil trade.

42	Overseas Shipholding Group, Inc.

Panamaxes rates averaged $7,200 per day during the fourth quarter of 2011, 32% below the corresponding quarter in 2010 but 18% above third quarter of 2011 levels. An increase in fuel oil movements from Mexico’s West Coast and a pick-up in shipments from Puerto Armuelles in Panama to the U.S. West Coast increased demand for tonnage. Additional waiting time for cargo deliveries on the U.S. West Coast, particularly at El Segundo, also supported rates in the fourth quarter of 2011.

The world Panamax fleet at December 31, 2011 stood at 446 vessels (31.5 million dwt), including 15 single hull vessels. The increase in Panamax tonnage during 2011 approximated 3%. The orderbook of 52 vessels (3.8 million dwt) at December 31, 2011 represented 12% of the existing fleet based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates
	Handysize Product Carriers*
	Q1-2011	Q2-2011	Q3-2011	Q4-2011	2011	2010	2009
Average	$9,900	$11,300	$4,900	$8,200	$8,600	$7,600	$5,900
High	$18,900	$22,000	$12,000	$20,700	$22,000	$18,500	$18,200
Low	$700	$1,100	$300	$3,400	$300	$1,700	$-

*	Based on 60% trans-Atlantic and 40% Caribbean to the U.S. Atlantic Coast

Rates for Handysize Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $8,600 per day in 2011, 14% above 2010 rates. Higher rates reflected an increase in clean product movements in both the Atlantic and Pacific Basins. Product exports from the U.S. Gulf Coast reached record levels in 2011, led by an increase in middle distillate exports to Europe and Latin American areas. There was also an increase in intra-Asian product flows, including incremental middle distillate (diesel) imports into China to meet its growing demand for energy and increased product imports into Japan to compensate for reduced output from domestic refineries that were damaged in the earthquake / tsunami in March. These additional product movements offset the increase in net tonnage and higher bunker costs.

Rates for Product Carriers averaged $9,900 per day during the first quarter of 2011, 3% above rates in the first quarter of 2010. Product Carrier rates were buoyed in the first quarter by a significant increase in products exported from the U.S. Exports of diesel, primarily from U.S. Gulf Coast refineries, averaged approximately 700,000 b/d, an increase of 66% compared with the first quarter of 2010. Products were exported primarily to South America (Brazil, Argentina and Chile) and Europe, increasing tonne-mile demand. There was also a significant increase in diesel imports into China and an increase in gasoline imports to Nigeria. A large portion of the Nigerian imports were held offshore in ships, effectively removing tonnage from the market.

Rates for Product Carriers averaged $11,300 per day during the second quarter of 2011, about 73% above those in the second quarter of 2010. Higher rates in the second quarter were primarily due to the increase in diesel trading opportunities. Product exports from the U.S. in the second quarter of 2011 increased by 13% over the same period in 2010. Diesel oil exports to both Europe and Latin America accounted for most of this surge as lower refining runs in Europe reduced the availability of products on the Continent and increased diesel demand in Latin America could not be met from local sources. The high diesel crack spread in Asia, primarily due to increased demand in China and Japan, resulted in an expanded intra-Asian trade and a reduction in exports from Asia to Europe.

Rates for Product Carriers averaged $4,900 per day during the third quarter of 2011, a reduction of 36% compared with the third quarter of 2010. A reduction in product import requirements during the third quarter of 2011 reflected a decline in U.S. and European oil demand levels of approximately 580,000 b/d and 240,000 b/d, respectively. The release of product inventories in Europe by the IEA during the third quarter curtailed product import requirements, and lower refining runs reduced the amount of gasoline available for export.

Rates in the fourth quarter of 2011 were 28% higher than those in the same timeframe in 2010. Diesel exports from the Gulf of Mexico reached a record level of over one million b/d in October. As a result, product exports from the U.S. Gulf Coast during the fourth quarter of 2011 increased by approximately 25% over the same year ago period.

43	Overseas Shipholding Group, Inc.

The U.S. Gulf Coast refining industry recently expanded its role as a product export center. It possesses a number of key advantages, including the ability to use low cost natural gas as a refining fuel and large, efficient refineries with significant upgrade capacity, capable of processing lower cost high sulfur crude oil into low sulfur gasoline and diesel. Product exports from the U.S. increased from 1.8 million b/d in 2009 to 2.0 million b/d in 2010 and to approximately 2.5 million b/d in 2011. This large increase has turned these trades into front-haul routes while the formerly dominant Europe-to-U.S. and Caribbean-to-U.S. movements have become back-haul routes.

The world Handysize fleet reached 1,558 vessels (67.8 million dwt) at December 31, 2011, including 101 single hull tankers. The increase in Handysize tonnage during 2011 approximated 3%. The orderbook at year-end 2011 stood at 178 vessels (8.5 million dwt) representing 12% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges (“ATBs”)

	Average Spot Market TCE Rates
	Q1-2011	Q2-2011	Q3-2011	Q4-2011	2011	2010	2009
45,000 dwt Product Carriers	$35,500	$32,200	$40,800	$48,800	$39,300	$38,400	$36,650
30,000 dwt ATBs	$22,600	$20,300	$26,500	$32,000	$25,400	$25,400	$24,850

Jones Act Product Carriers averaged $39,300 per day in the spot market during 2011, an increase of 3% over 2010 levels. The average spot rate for ATBs was unchanged from 2010 at approximately $25,400 per day. The improvement in the average daily spot rate for Product Carriers primarily reflects an 8% decline in the U.S. Flag fleet of large ocean-going vessels engaged exclusively in the coastwise trades from 60 vessels at the beginning of 2011 to 55 vessels at the end of the year, due to the scrapping of older vessels. The reduction in available tonnage resulted in an increase in utilization. The only ATB that was in layup at the beginning of 2011 re-entered service in October 2011. The increase in revenues in both the Product Carrier and ATB trades was offset by an increase in fuel cost as the annual average price of intermediate fuel oil (“IFO” or bunkers), the fuel that is used by Product Carriers, increased by 39% to $626 per ton while the annual average price of marine diesel oil (“MDO”), the fuel that is used by ATBs, increased by approximately 45% to $970 per ton.

Average daily spot rates for Jones Act Product Carriers and ATBs averaged $35,500 per day and $22,600 per day, respectively, during the first quarter of 2011. Relative to the first quarter of 2010, spot rates for Product Carriers were up 3.5% while spot rates for ATBs were down approximately 3%. Utilization rates were higher in the first quarter of 2011 for both Jones Act Product Carriers and ATBs compared with the same year ago period when there were eight vessels in lay-up. U.S. Gulf Coast refinery utilization rates increased from 81.1% during the first quarter of 2010 to 84.7% in the first quarter of 2011, increasing the demand for vessels to move oil products. There was an increase in gasoline shipments from Gulf Coast refineries to Brownsville, Texas, which were then shipped via pipeline into Mexico. Two tankers were also chartered for shipments from the U.S. Gulf Coast to the U.S. West Coast during the first quarter, the first such Jones Act movements to have occurred in six months. Spot rates were also buoyed as the Jones Act fleet declined from 66 in the first quarter of 2010 to 57 in the first quarter of 2011. Fuel costs rose significantly, however, especially for MDO. The higher fuel costs were not recoverable from charterers and resulted in a slight reduction in first quarter 2011 rates for ATBs compared with the same quarter of 2010.

Average daily spot rates for Jones Act Product Carriers and ATBs during the second quarter of 2011 averaged $32,200 per day and $20,300 per day, respectively, and were 21% and 25% below rates in the second quarter of 2010, respectively. The lower rates relative to the 2010 period reflected lower refinery utilization rates in the Gulf Coast region and a significant increase in the cost of fuels used by Jones Act Product Carriers and ATBs. U.S. oil demand declined by approximately 300,000 b/d to 18.8 million b/d compared with the second quarter of 2010. U.S. Gulf Coast refinery utilization rates declined from 92% in the second quarter of 2010 to 87% in the second quarter of 2011. Bunker prices during the second quarter of 2011 were 45% above the same timeframes in 2010 while MDO averaged over $1,000 per ton in the second quarter of 2011, approximately 50% more expensive than in the second quarter of last year.

Spot rates for Jones Act Product Carriers and ATBs averaged $40,800 per day and $26,500 per day, respectively, during the third quarter of 2011, slightly above their respective third quarter 2010 rates. There were 54 vessels operating in the Jones Act fleet at the end of the third quarter of 2011 compared with 62 vessels at the end of the third quarter of 2010. There were no vessels in lay-up at the end of the third quarter of 2011 compared with eight at the end of the third quarter of 2010. The positive impact of this reduction in available tonnage was offset by an increase in third quarter 2011 bunker and MDO costs of $210 per ton and $310 per ton, respectively.

44	Overseas Shipholding Group, Inc.

Fourth quarter 2011 spot rates for both Jones Act Product Carriers and ATBs were both approximately 25% higher than their corresponding fourth quarter 2010 rates. The increase was primarily due to a decline in size of the fleet as well as an increase in demand for Jones Act vessels. There has been renewed interest in transporting products from Gulf Coast refineries to the U.S. East Coast as the closure of Sunoco’s Marcus Hook refinery and ConocoPhillips’ Trainer refinery in the third quarter of 2011 resulted in a product supply shortfall on the U.S. East Coast. Additionally, the number of crude oil movements made in the fourth quarter between ports within Texas rose.

The Delaware Bay lightering business transported an average of 288,000 b/d during 2011, an increase of 28% from the 224,000 b/d transported in 2010. The increase in lightering volumes relative to a year ago was mainly due to the lightering-to extinction of a larger number of VLCCs and the start-up of the Delaware City refinery in the second half of 2011, which had not been operational for over a year. Lightering volumes in 2012 will not attain 2011 levels if Sunoco follows through on their announced plans to sell or idle their remaining refinery in the Philadelphia area by July 2012.

As of December 31, 2011, the total Jones Act fleet of Product Carriers, and ATBs consisted of 55 vessels. Five vessels entered the fleet during 2011 while ten vessels were scrapped. The Jones Act orderbook for deliveries scheduled through 2015 consists of five Product Carriers and ATBs in the 160,000 to 420,000 barrel size range. These additions will be partially offset by the scrapping of two tankers that will reach their OPA-90 phase-out dates in 2012 and 2013

Outlook

Continued high oil prices, due in part to geopolitical events, and a slowdown in economic activities, especially in Europe, is forecast to have a dampening impact on oil demand in 2012. The International Monetary Fund (“IMF”) has recently lowered its forecast of the world’s GDP growth rate to 3.3% for 2012 from the 4.0% level in its prior (September 2011) forecast. Consequently, the IEA has lowered its forecast for oil demand growth for 2012 to 830,000 b/d, down 300,000 b/d from its prior forecast.  This growth in oil demand is expected to occur in non-OECD areas where demand is forecast to increase by about 1.2 million b/d. OECD oil demand is expected to decline by about 400,000 b/d. OECD Europe oil demand is forecast to decline by 340,000 b/d as tight credit and sovereign debt problems continue into 2012. Despite expectations for stronger economic growth in North America oil demand is forecast to decline by approximately 100,000 b/d. Oil demand growth in developing countries is forecast to accelerate in 2012 with China, India, and Other Developing Asia leading the way followed by the Middle East and Latin America.

It is anticipated that non-OPEC production will increase by about 900,000 b/d in 2012. Production during 2011 was adversely impacted by unplanned downtime that reduced non-OPEC production by between 600,000 and 700,000 b/d over the last nine months of the year. Production in 2012 is forecast to increase in the U.S. by 300,000 b/d, in Canada by 230,000 b/d, in Brazil by 150,000 b/d, in Russia by 130,000 b/d and in Colombia by 100,000 b/d. No increase in production is forecast to occur in Asia. The incremental production in both Brazil and Colombia could generate increased seaborne movements from these areas. The increase in crude oil production in Canada and the U.S. could reduce import requirements for crude oil carried on Suezmax and Aframax tankers.

World oil inventories were drawn down during 2010 and 2011 by 820,000 b/d and 520,000 b/d, respectively. Stock levels in OECD areas are now below their five-year averages and ended 2011 near their lowest levels on record. With oil stocks at these low levels, there is limited ability to further drawdown inventories in 2012. Additionally, some countries may find it prudent to increase their Strategic Petroleum Reserves in light of recent geopolitical events that could alter or restrict trade flows. China recently completed building storage facilities for its Phase II SPR program and could therefore begin to fill it during 2012. A worldwide movement toward rebuilding inventory levels would have a positive impact on tonne-mile demand for both crude and product seaborne trades.

Refining runs in Asia are forecast to increase in 2012 as both PetroChina and SINOPEC have announced plans to increase runs as additional refining capacity comes on line. Refining runs are also forecast to increase in India from the recently commissioned Bina refinery and other projects scheduled to come on line during 2012. With no increase in local crude production levels anticipated within Asia, both India and China would need to meet their incremental crude requirements through increased seaborne shipments, benefitting tonne-mile demand.

The startup of the Motiva refining expansion project in Port Arthur, Texas is scheduled to commence during the second quarter of 2012. This project entails a 325,000 b/d expansion in crude distillation capacity as well as the addition of significant upgrade capacity (coker) that will enable it to process heavy sour crudes. Since Motiva is 50% owned by Saudi Aramco, it is likely that this refinery would process incremental volumes of Arabian heavy crudes that would have a positive impact on tonne-mile demand.

45	Overseas Shipholding Group, Inc.

The civil war in Libya resulted in a significant reduction in crude oil exports from that country in 2011. While impacting trade flows to Europe and, to a lesser extent, China, the loss of over one million b/d of light sweet crude oil caused the light sweet to sour crude price differential to rise dramatically during 2011. Libyan light sweet crude oil has begun returning to the market with production reaching approximately 800,000 b/d in December 2011. This resulted in the lowering of the light sweet to heavy / medium sour crude price differential that resulted in an increase in Atlantic Basin crudes to Asia movements in the first two months of 2012. This development if maintained should benefit 2012 tonne-mile demand.

Tensions continue to escalate with Iran as stricter sanctions were put in place by both the U.S. and the European Union (EU) in January 2012. These sanctions restrict oil trade flows and prohibit central banks from doing business with Iran’s central bank. Leaders from Japan, China, South Korea and Other Asian countries have sought to secure assurances from other Middle East producers that output would be increased to replace Iranian barrels. In response to the stricter sanctions Iran announced that it would close the Straits of Hormuz if an embargo is placed on its oil exports. Either an embargo against Iranian oil or the closure of the Strait of Hormuz would have a negative or positive impact on trade flows and increase volatility in tanker rates during 2012.

Recent announcements of refinery closures will also impact trade flows during 2012. The shutdown of Sunoco and ConocoPhillips refineries on the U.S. East Coast, Hovensa’s announcement of the closing of its 350,000 b/d refinery in St. Croix in February 2012 and Petroplus (Europe’s largest independent refiner) filing for bankruptcy protection and closing three of its five refineries should positively affect product trade flows to the U.S. East Coast. Imports into the U.S. East Coast of both gasoline and middle distillates will need to increase, which would boost Product Carrier tonne-mile demand from Europe and from longer haul supply sources such as India and provide opportunities for coastwise product movements from the U.S. Gulf Coast on U.S Flag vessels. U.S. imports of crude oil, however, will decline which will have an adverse impact on tonne-mile demand for crude oil tankers, particularly Suezmaxes that carry light sweet crude oil from West Africa to U.S. East Coast refineries, although competition among tanker classes could be heightened as well.

Product exports from the U.S. Gulf Coast refineries are forecast to rise further in 2012 with increasing gasoline and diesel exports to Latin America where there is a growing clean product deficit and additional diesel movements into Europe. Growing naphtha demand in China stemming from the startup of two new petrochemical plants and an increase in the Intra-Asian product trade including additional product movements to Australia to compensate for the closure of a refinery will also increase tonne-mile demand. Additionally, the jet/kerosene deficit is forecast to increase in both Latin America and Europe, which should increase imports of aviation gasoline from the U.S. Gulf Coast into Latin America and from sources outside the Atlantic Basin into Europe. Product Carrier fundamentals for 2012 are forecast to improve as a result of changes in product supply patterns (including the closure of refineries in the Atlantic Basin), which should result in an increase in product tonne-mile demand that exceeds the increase in tonnage.

U.S. Flag market fundamentals are expected to improve during 2012. Tanker utilization rates should remain high and an increase in product availability from refinery expansions along the Gulf of Mexico could provide incremental seaborne movements. Additionally, there could be an increase in product movements from the Gulf Coast area to the U.S. Mid-Atlantic and Northeast states given the reduction in product availability in these areas caused by the closure of Sunoco and ConocoPhillips refineries during 2011.

While the outlook for crude tonne-mile demand in 2012 is positive, it will not be sufficient to offset the current supply surplus and an anticipated increase in crude tanker supply of 4% to 6%, depending on the number of order cancellations and deliveries that are deferred into later years and on the number of single hull and first generation double hull tankers that are scrapped. Tanker rates will therefore remain under pressure in 2012.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Geopolitical events, such as violence in Nigeria’s oil producing Niger delta, escalating tensions with Iran, including recent sanctions enacted by the EU and Iran’s threat to close the Straits of Hormuz, and other regional conflicts in the Middle East and North Africa, including the Sudan, could also cause changes in supply patterns that could significantly impact rates. The rate of economic recovery and pace of restructuring activities in Japan and decisions concerning their nuclear power plants could also influence trade flows.

46	Overseas Shipholding Group, Inc.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of the Company’s material accounting policies, see Note 1 to the Company’s consolidated financial statements set forth in Item 8.

Revenue Recognition

The Company generates a majority of its revenue from voyage charters, including vessels in pools that predominantly perform voyage charters. Within the shipping industry, there are two methods used to account for voyage charter revenue: (1) ratably over the estimated length of each voyage and (2) completed voyage. The recognition of voyage revenues ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues in the shipping industry and the method used by OSG. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In applying its revenue recognition method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues can be estimated with a greater degree of accuracy. OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage, because it is at this time the charter rate is determinable for the specified load and discharge ports and collectability is reasonably assured.

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

Vessel Lives and Salvage Values

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

The Company’s owned International Flag tanker fleet is 100% double hull at December 31, 2011. If the economic lives assigned to the tankers prove to be too long because of new regulations or other future events, higher depreciation expense and impairment losses could result in future periods related to a reduction in the useful lives of any affected vessels.

The Company estimates the scrap value of all of its International Flag vessels to be $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value takes into account current scrap prices, which are currently well in excess of $400 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2011, which ranged from $250 to over $700 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.

Scrap prices during 2011 ranged from $400 per lightweight ton to $550 per lightweight ton. The Company expects scrapping levels to remain high during 2012 as owners, faced with the challenges of a market where scheduled newbuild deliveries are expected to further exacerbate the current oversupply of tonnage and low charter rate expectations, will likely be inclined to accelerate the disposal of older vessels, especially those with upcoming special surveys, including first generation double hull vessels. Management believes that $300 per lightweight ton is a reasonable estimate of future scrap prices, taking into consideration the cyclicality of the nature of future demand for scrap steel. Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

47	Overseas Shipholding Group, Inc.

The U.S. has not adopted the Hong Kong International Convention for the Safe and Environmentally Sound Recycling of Ships (the “Convention”). While the Convention is not in effect in the U.S., the U.S. Environmental Protection Agency and the Maritime Administration of the U.S. Department of Transportation (“MarAd”) have, from time to time, required the owners of U.S. Flag vessels to make certifications regarding the presence of certain toxic substances onboard vessels that they are seeking to sell to parties who: (a) are not citizens of the U.S.; and (b) intend to recycle the vessels after they have been purchased (the "Recycling Purchasers"). In the event that more stringent requirements are imposed upon the owners of U.S. Flag vessels seeking to sell their vessels to the Recycling Purchasers, such requirements could: (a) negatively impact the sales prices obtainable from the Recycling Purchasers; or (b) require companies, including OSG, to incur additional costs in order to sell their U.S. Flag vessels to the Recycling Purchasers or to other foreign buyers intending to use such vessels for further trading. Management currently believes that $300 per lightweight ton is a reasonable estimate of recycling prices for OSG's U.S. Flag vessels.

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

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Finally, utilization is based on historical levels achieved and estimates of a residual value are consistent with the pattern of scrap rates used in management’s evaluation of salvage value.

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

48	Overseas Shipholding Group, Inc.

During the third quarter of 2009, events and circumstances indicated that the four single-hulled U.S. Flag Product Carriers that had limited remaining lives due to OPA regulations that mandated their retirement between 2012 and 2013 and one 1977-built double-hulled U.S. Flag Product Carrier that had a less-efficient gas turbine engine, might be impaired. In September 2009, the charterer of one of the four single-hulled U.S. Flag Product Carriers informed OSG that they would not be renewing the time charter upon its expiry in January 2010, which caused the Company to evaluate the vessel’s future employment possibilities in light of its approaching May 2010 drydocking. Also in September 2009, two customers that were utilizing the Overseas Diligence, a 1977-built double-hulled U.S. Flag Product Carrier, according to Contracts of Affreightment to perform lightering services in Delaware Bay, announced restructurings of their refinery operations, which would reduce lightering volumes, causing the Company to evaluate the possibility of removing the vessel from lightering service prior to its required June 2010 drydocking. These facts, combined with continued weak market conditions, caused the Company to review all five vessels, which had an aggregate net book value of $45,602 as of September 30, 2009, for impairment. The estimates of the undiscounted future cash flows for the Overseas Diligence and one of the single-hulled vessels (Overseas Philadelphia) did not support recovery of such vessels’ carrying value. Accordingly, the Company recorded an impairment charge of $12,500 to write down their carrying values to their estimated net fair values as of September 30, 2009, using estimates of discounted future cash flows for each of the vessels. The estimates of undiscounted cash flows for each of the remaining three single-hulled vessels indicated that their carrying amounts were recoverable at that time.

During the first quarter of 2010, the Company determined that the continued weak conditions in the U.S. Flag markets represented an impairment indicator. The Company again reviewed future cash flows for the five U.S. Flag vessels discussed in the preceding paragraph. The Company considered the then-current market values and the scheduled 2010 drydockings on two of the single-hulled tankers in evaluating prospects for continued operation of such vessels. The estimates of the undiscounted cash flows for one single-hulled vessel (Overseas Galena Bay) scheduled to drydock in 2010 and the Overseas Diligence did not support recovery of such vessels’ carrying value. Accordingly, the Company recorded an impairment charge of $3,607 (principally attributable to the Overseas Galena Bay) to write-down their carrying values to their estimated net fair values as of March 31, 2010, using estimates of discounted future cash flows for each of the vessels. The estimates of undiscounted cash flows as of March 31, 2010 for each of the remaining three single-hulled vessels indicated that their carrying amounts were recoverable at that time.

During the second quarter of 2010, the Company continued to experience difficulty employing its four single-hulled U.S. Flag vessels. The April 2010 explosion and sinking of the drilling rig, Deepwater Horizon, and the subsequent oil spill in the Gulf of Mexico resulted in proposed legislation that was expected to impact drilling and transportation services in the Gulf of Mexico. In addition, discussions were held with regulators and the Delaware Bay lightering customers concerning the future composition of the U.S. Flag lightering fleet and the requirement for vessels to have vapor-balancing capabilities. As a result of these two developments, the Company concluded that impairment indicators were present and again performed an impairment analysis for its four single-hulled U.S. Flag vessels and, for the first time the OSG Constitution/OSG 400, a 1981-built U.S. Flag ATB engaged in lightering in Delaware Bay. One of the four single-hulled vessels (Overseas Philadelphia) was delivered to buyers on July 1, 2010. The Company’s estimate of undiscounted future cash flows for the other four U.S. Flag vessels included its expectation for future market rates, a reduced likelihood of future employment opportunities, the timing and cost of upcoming drydockings in 2010 and 2011, the potential cost of modifications to the ATB engaged in lightering and the potential impact of legislation described above. The Company’s estimates of undiscounted future cash flows for three of its four single-hulled vessels, including the one sold in July 2010, and the lightering ATB did not support recovery of such vessels’ carrying values at June 30, 2010. Accordingly, the Company recorded an impairment charge of $12,446 (principally attributable to the lightering ATB and two single-hulled vessels for which a write-down had not been previously taken) to write-down their carrying values to their estimated fair values at June 30, 2010.

During March 2010, OSG was informed by one of the major refineries along the U.S. Gulf that it would no longer accept the Company’s two single-hulled Aframaxes employed in the International Crude Tankers segment’s lightering business, commencing April 1, 2010. OSG had a 50% interest in the residual value of these two Aframaxes, which were chartered-in. These single-hulled Aframaxes were not subject to the IMO phase out until 2013. The Company considered the impact of the resulting likely reduction in utilization on estimated future charter rates and was in the process of considering alternate employment or use for these vessels, which have additional features compared with standard Aframaxes. The estimates of the undiscounted future cash flows as of March 31, 2010 for these two vessels indicated that their carrying amounts at March 31, 2010 were recoverable. During the second quarter, both of these vessels had substantial idle time awaiting employment. In addition, the Company reconsidered its ability to employ these two single-hulled Aframaxes in lightering in the Gulf of Mexico after the explosion and sinking of the Deepwater Horizon, also taking into consideration proposed legislation that would have banned single hull tankers from serving lightering zones in the Gulf of Mexico effective January 1, 2011. These events also exerted downward pressure on prospective rates for alternative employment for these vessels. Given the revised employment outlook for these two vessels, the Company reevaluated the prospects for drydocking these vessels in 2011 and renewing the charters upon their expiry in 2011 and no longer considered it likely that these charters would be extended. Based on its evaluation of undiscounted future cash flows, the Company concluded that both single-hulled Aframaxes were impaired at June 30, 2010. Accordingly, the Company recorded an impairment charge of $12,730 to write-down the carrying values of the intangible assets and costs related to the charters to their estimated fair values at June 30, 2010.

49	Overseas Shipholding Group, Inc.

The Company continued to experience difficulty in employing its three remaining single-hulled U.S. Flag vessels and the two chartered-in single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf during the third and fourth quarters of 2010. However, no additional information was identified during the six-month period ended December 31, 2010 that suggested that the assumptions used in the Company’s June 30, 2010 evaluation of the future cash flows for the two unsold vessels discussed above had changed. Accordingly, no impairment tests were performed as of December 31, 2010.  All of the vessels discussed in this paragraph were delivered to buyers between November 2010 and October 2011.

The Company gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable, including the fact that average spot rates achieved in the Company's International Flag segments in the third and fourth quarters of 2011 were the lowest they have been during the industry’s cyclical downturn that began in the fourth quarter of 2008. Such rates have resulted in eleven consecutive quarters of losses through the fourth quarter of 2011 and the likelihood is that the depressed markets may continue in the near term and put continued pressure on second hand tanker values, which have already experienced significant declines in the past twelve months.

The Company believes that given the relatively long remaining useful lives that its International Flag vessels have to generate sufficient cash flows to offset their carrying values, it is unlikely that its fleet is impaired as of December 31, 2011. However, a combination of the indicators noted above and the level of distress in the tanker markets suggest that an impairment testing trigger existed as of December 31, 2011. Accordingly, the Company performed an impairment test on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2011. Based on tests performed it was determined that the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the International Crude and Products vessels exceed each of the vessels’ carrying values as of December 31, 2011.

In September 2011, Sunoco announced that it will make its Marcus Hook and Philadelphia refineries available for sale. Subsequently, in December 2011, Sunoco announced that it expects to begin idling the Marcus Hook facility immediately while it continues to seek a buyer and also pursues options with third parties for alternate uses of the facility. Sunoco also announced that it intends to continue to operate the Philadelphia refinery as long as market conditions warrant. However, if a suitable transaction cannot be implemented, Sunoco intends to permanently idle the main processing units at the Philadelphia refinery no later than July 2012. Sunoco is the core customer of the Company’s Delaware Bay lightering business. The closures if they were to occur could result in the Company’s redeployment of the two new ATBs currently used in the Delaware Bay Lightering business to other locations with possible reductions in revenues earned. These two ATBs are recent newbuilds with relatively high cost bases and redeploying one or both of these vessels into the clean products trade would require modifications to be made to the vessels. The third ATB, the OSG 243, would not require any modifications as it was employed in the clean trades until late-2010. Accordingly, impairment tests were performed on the two modern ATBs. In estimating the future cash flows, management considered the following two scenarios. One case assumed that the Sunoco refineries will be purchased and continue to operate as refineries that require lightering services, employing the two units for the remainder of their lives. Alternatively, OSG considered the possibility that the refineries may not be sold, but rather closed. This second case assumed that the two ATBs will enter the U.S. Gulf of Mexico clean market after necessary modifications are made and earn spot rates. As the construction of these ATBs was financed with Capital Construction Fund (“CCF”) funds, this second case factored in the daily liquidated damages that would be payable to MarAd if these vessels were to operate in the contiguous coastwise trades, which are not trades permitted under CCF imposed trading restrictions. Under both scenarios it was determined that the estimated undiscounted future cash flows are expected to exceed the carrying values of each of the vessels at December 31, 2011.

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

50	Overseas Shipholding Group, Inc.

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

The goodwill remaining on the consolidated balance sheet at December 31, 2011 relates to the lightering business in the International Crude Tankers reportable segment. The Company performed its annual goodwill impairment testing as of April 1, 2011. This evaluation did not result in an impairment charge being recognized in 2011. Furthermore, the fair value of the lightering business was substantially in excess of its carrying value as of the impairment testing date. The Company has concluded that there have been no triggering events since the second quarter impairment test date that would require an interim test for goodwill impairment as of December 31, 2011.

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

Deferred Tax Assets and Valuation Allowance

The carrying value of the Company’s deferred tax assets is based on the assumption that the Company will generate sufficient taxable income in the future to permit the Company to take deductions. Each quarter, management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance. Any increase in the valuation allowance against deferred tax assets will result in additional income tax expense in the Company’s statement of operations. During 2008, the Company established a valuation allowance of $48,031 against the deferred tax assets resulting from the write-down of vessels in the fourth quarter of 2008 and from net operating loss carryforwards arising in 2008. The valuation allowance was established because the Company could not determine that it was more likely than not that the full amount of the deferred tax asset would be realized through the generation of taxable income in the future. The valuation allowance was recorded as a reduction in the income tax benefit in the consolidated statement of operations for 2008. On November 6, 2009, the President of the U.S. signed the Worker, Homeownership, and Business Assistance Act of 2009. This law included a provision allowing taxpayers to elect an increased carryback for net operating losses incurred in either 2008 or 2009. As a result of this change in the law, the write-down of certain vessels taken in 2008, which losses were 2009 events for tax purposes, was included in a net operating loss carryback from 2009 against earnings generated in 2004. The valuation allowance associated with these deferred tax assets aggregating $21,624 was accordingly reversed since realization was probable. The Company also established valuation allowances of $6,413 against deferred tax assets originating in 2009 and another $27,518 against a net operating loss carryforward and other deferred tax assets arising in 2010. Valuation allowances of $12,547 were established against a net operating loss carryforward and other deferred tax assets arising in 2011.

Pension Benefits

The Company has recorded pension benefit costs based on complex valuations performed by its actuarial consultants. These valuations are based on key estimates and assumptions, including those related to the discount rates used and the rates expected to be earned on investments of plan assets. OSG is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management’s best estimate of expected returns. A decrease in the expected rate of return will increase net periodic benefit costs and an increase in the expected rate of return will decrease benefit costs.

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans (“the Maritrans Plan”). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. The selection of a discount rate for the Maritrans Plan for all reporting periods between 2006 and December 31, 2008 was based on the assumption that the plan would be terminated and all eligible participants would receive insurance company annuities when all necessary approvals were obtained. The Company, however, did not secure such insurance annuities due largely to the impact of the historically low long-term interest rates on the cost of obtaining such annuities combined with a significant loss in the market value of plan assets. Accordingly, at December 31, 2011 and 2010, the Company used discount rates of 4.5% and 5.25%, respectively, which it believed, as of such dates, to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan. The Company also assumed a long term rate of return on the Maritrans Plan assets of 6.5% at December 31, 2011. The actual return achieved over 2011 was below the estimate of 6.75% used for the 2011 pension expense. Based on the current asset mix, however, management believes the probability of achieving a long-term return of 6.5% over the remaining duration of the Maritrans Plan is more likely than not. Changes in discount rate and asset return assumptions do not have a material impact on the Company’s operating results.

51	Overseas Shipholding Group, Inc.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s financial position.

Newly Issued Accounting Standards

See Note 1 to the Company’s consolidated financial statements set forth in Item 8.

RESULTS FROM VESSEL OPERATIONS

During 2011, results from vessel operations decreased by $62,893 to a loss of $142,188 from a loss of $79,295 in 2010 primarily as a result of the period-over-period decline in TCE revenues. In 2011, TCE revenues decreased by $63,077, or 7%, to $790,201 from $853,278 in 2010, primarily due to (i) lower average daily TCE rates earned by vessels operating in the International Crude Tankers segment as a result of the depressed spot markets, which were further negatively impacted by higher average costs of bunker fuel oil in the current year that could not be fully recovered in the marketplace and (ii) higher exposure to earnings from depressed spot markets (principally in the International Product Carriers segment) as approximately 80% of the Company’s revenue days were spot revenue days during 2011 compared with 74% in 2010. The U.S. segment contributed increased TCE revenues in 2011 resulting from the 2010 and 2011 deliveries of newbuild Jones Act Shuttle Tankers and Product Carriers, which are employed on time charters negotiated prior to the economic recession, and increased volumes carried in the Delaware Bay lightering business.

Increases in vessel, charter hire and depreciation expenses in 2011 compared with 2010 were principally the result of changes in the U.S. Flag operating fleet, deliveries of eleven International Flag Product Carriers since the first quarter of 2010 and the return to service of two Panamax Product Carriers in 2011, which were undergoing repairs in 2010, partially offset by the redelivery of chartered-in vessels in the VLCC and Aframax fleets. The changes in the U.S. Flag fleet included the delivery (after completion of the conversions) of two owned newbuild shuttle tankers, three bareboat chartered-in Jones Act Product Carriers and two owned newbuild ATBs employed in the Delaware Bay lightering business since late-March 2010. Results from vessel operations for 2010 included vessel impairment charges.

During 2010, results from vessel operations decreased by $156,425, or 203%, to a loss of $79,295 from income of $77,130 in 2009. This decrease resulted primarily from the year-over-year declines in TCE revenues. In addition, results from vessel operations for 2010 included net charges of $26,561 related to impairment charges, vessel sales and contract termination costs compared with net gains of $100,526 in 2009.

During 2010, TCE revenues decreased by $99,343, or 10%, to $853,278 from $952,621 in 2009, primarily reflecting lower average daily TCE rates earned by the Company’s VLCCs, Aframaxes, Panamaxes and Handysize Product Carriers, as well as a 861 day decrease in revenue days. During 2010, approximately 64% of the Company’s TCE revenues were derived from spot earnings, compared with 49% in 2009. Fixed earnings from time or bareboat charters (“term”) and synthetic time charters (which represent earnings for certain vessels operating in pools that have been converted to synthetic time charters through hedging with FFAs and bunker swaps that qualify as cash flow hedges) accounted for approximately 36% of TCE revenues generated during 2010 compared with 51% of the Company’s TCE revenues in 2009.

See Note 4 to the consolidated financial statements set forth in Item 8 for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

52	Overseas Shipholding Group, Inc.

 International Crude Tankers

	2011	2010	2009
TCE revenues	$266,429	$422,970	$488,021
Vessel expenses	(97,136)	(99,795)	(104,052)
Charter hire expenses	(165,934)	(187,493)	(230,123)
Depreciation and amortization	(74,392)	(73,399)	(72,654)
Income/(loss) from vessel operations(a)	$(71,033)	$62,283	$81,192
Average daily TCE rate	$15,516	$23,506	$26,307
Average number of owned vessels(b)	26.5	25.9	24.8
Average number of vessels chartered-in under operating leases	21.3	24.1	27.0
Number of revenue days(c)	17,171	17,994	18,550
Number of ship-operating days:(d)
Owned vessels	9,667	9,450	9,039
Vessels bareboat chartered-in under operating leases	1,488	1,825	2,246
Vessels time chartered-in under operating leases	5,696	6,232	6,679
Vessels spot chartered-in under operating leases	594	730	921

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and impairment charges (vessel and goodwill).
(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2011, 2010 and 2009 between spot and fixed earnings and the related revenue days. The Company entered into FFAs and related bunker swaps, the last of which expired in September 2010, as hedges against the volatility of earnings from operating the Company’s VLCCs and Aframaxes in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualified for hedge accounting treatment in 2010 and 2009, are reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

	2011		2010		2009
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
VLCCs:
Average rate	$16,137	$-	$34,109	$43,415	$33,511	$41,959
Revenue days	4,851	-	4,653	552	1,866	3,342
Suezmaxes:
Average rate	$14,207	$-	$25,504	$-	$26,174	$-
Revenue days	1,844	-	1,057	-	864	-
Aframaxes:
Average rate	$14,434	$19,741	$17,349	$21,581	$20,037	$32,868
Revenue days	6,278	587	7,215	879	7,244	1,009
Panamaxes:
Average rate	$15,877	$16,960	$18,714	$17,755	$18,983	$25,424
Revenue days	1,787	1,459	1,819	1,456	2,257	1,604

53	Overseas Shipholding Group, Inc.

During 2011, TCE revenues for the International Crude Tankers segment decreased by $156,541, or 37%, to $266,429 from $422,970 in 2010. This decrease in TCE revenues reflects lower average blended rates across all crude sectors. The largest decreases were centered in the VLCC fleet, which also reflected the impact of a reduction in fixed coverage from FFAs and related bunker fuel swaps, and Aframaxes. In addition, the OSG Lightering business experienced a more than 20% reduction in the number of lighterings performed in 2011 compared with 2010. Revenue days also decreased by 823 days during the current year. The decrease in revenue days reflects the sale in December 2010 and June 2011 of two double-sided Aframaxes, which had been chartered-in by the OSG Lightering business and had generated poor returns since the second quarter of 2010. In addition, the change in revenue days reflects 1,013 fewer chartered-in days in the VLCC and Aframax fleets, partially offset by an increase in Suezmaxes that were chartered-in on a short-term basis and operated in the Suezmax International pool, as well as the delivery of one newbuild VLCC in the third quarter of 2011.

Vessel expenses decreased by $2,659 to $97,136 in 2011 from $99,795 in 2010, reflecting a decrease in average daily vessel expenses of $146 per day. The decrease in average daily vessel expenses for 2011 was primarily due to lower insurance costs. Also contributing to the decrease in vessel expenses was a 120 day decline in owned and bareboat chartered-in days. Charter hire expenses decreased by $21,559 to $165,934 in 2011 from $187,493 in 2010, primarily resulting from a decrease of 1,009 chartered-in days in the current period. The OSG Lightering business accounted for 736 days of the decrease, including 532 days attributable to the sale of the two double-sided Aframaxes referred to above. An increase in chartered-in days for Suezmaxes was offset by reductions for VLCCs and Aframaxes. This change in mix, however, reduced charter-in expense since the charters for the VLCCs and Aframaxes were entered before rates came under pressure whereas the short-term charters on the Suezmaxes commenced in 2011. In addition to the redelivery of the VLCCs and Aframaxes referred to above, the decrease in charter hire expense reflects a $5,000 per day reduction in daily time charter-in rates for two VLCCs and one Aframax. Depreciation expense increased by $993 to $74,392 in 2011 from $73,399 in 2010, reflecting the delivery of the newbuild VLCC referred to above.

Effective November 2011, PDV Marina S.A., a founding member of the Aframax International pool, withdrew its four vessels from the pool and resigned from its role as co-manager of the pool. The Aframax International pool will continue in its role as preferred transportation provider for CITGO Petroleum, which is also wholly owned by the Venezuelan state-owned oil company and the primary source of the pool’s Venezuelan cargoes.

During 2010, TCE revenues for the International Crude Tankers segment decreased by $65,051, or 13%, to $422,970 from $488,021 in 2009. This decrease in TCE revenues reflected decreases in average blended rates for VLCCs and average time charter rates for Panamaxes and Aframaxes, as well as a 556 day decrease in revenue days. The decline in average rates earned by the VLCCs reflected a reduction in fixed coverage from FFAs and related bunker swaps. The decrease in revenue days was primarily due to decreases in chartered-in days in the Panamax and Aframax fleets. The spot Aframax rate for 2010 reflected substantial idle and repositioning time as well as poor returns on the two double-sided Aframaxes chartered-in by the OSG Lightering business.

Vessel expenses decreased by $4,257 to $99,795 in 2010 from $104,052 in 2009. This decrease primarily resulted from a reserve of $3,357 recorded in the fourth quarter of 2009 for an expected assessment in 2010 (based on the 2009 pension plan valuation) by the MNOPF. The MNOPF is a multi-employer pension plan covering British crew members that served as officers onboard OSG’s vessels (as well as vessels of other owners) in prior years. Although the Company has not been an active member of the plan for a number of years, because the plan is underfunded, additional assessments are possible in future years. The Company paid this assessment in 2010. Charter hire expenses decreased by $42,630 to $187,493 in 2010 from $230,123 in 2009, reflecting a decrease of 1,059 chartered-in days, including 345 days attributable to VLCCs, and substantially lower profit share due to the owners of chartered-in VLCCs, Aframaxes and OSG Lightering vessels.

54	Overseas Shipholding Group, Inc.

International Product Carriers
	2011	2010	2009
TCE revenues	$200,195	$188,520	$225,059
Vessel expenses	(73,406)	(66,746)	(80,899)
Charter hire expenses	(120,223)	(102,321)	(105,813)
Depreciation and amortization	(40,836)	(36,193)	(41,508)
Income/(loss) from vessel operations	$(34,270)	$(16,740)	$(3,161)
Average daily TCE rate	$14,143	$15,250	$17,976
Average number of owned vessels	17.5	14.5	13.4
Average number of vessels chartered-in under operating leases	22.2	20.8	21.9
Number of revenue days	14,155	12,361	12,521
Number of ship-operating days:
Owned vessels	6,376	5,294	4,903
Vessels bareboat chartered-in under operating leases	2,948	3,421	4,819
Vessels time chartered-in under operating leases	5,161	4,160	3,161

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2011, 2010 and 2009 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2011		2010		2009
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$14,352	$13,854	$17,837	$7,741	$17,227	$19,094
Revenue days	1,505	283	987	18	1,378	282
Handysize Product Carriers:
Average rate	$14,133	$14,985	$12,723	$20,759	$15,867	$20,148
Revenue days	11,306	1,033	7,637	3,360	4,879	5,542

During 2011, TCE revenues for the International Product Carrier segment increased by $11,675, or 6%, to $200,195 from $188,520 in 2010. This increase in TCE revenues reflects an increase in revenue days of 1,794 during the current year, resulting from the expansion of the Handysize and Panamax Product Carrier sectors through the delivery of three owned and six time chartered-in Handysize Product Carriers since the first quarter of 2010 and two owned Panamax Product Carriers since May 2011, as well as a year-over-year reduction in repair days for the Panamax Product Carriers fleet. The impact of the increase in revenue days was offset by a period-over-period reduction in average blended rates for the Company’s Handysize and Panamax Product Carriers, which reflects an increased exposure to a weakened spot market. Spot days as a percentage of total revenue days for the Product Carriers increased from 72% in the prior year to 91% in the current year. Contributing to the increased spot exposure and negatively impacting segment results, was a bankruptcy filing by one of the Company’s charterers in January 2011. As a result, two vessels that Company had time-chartered to this charterer entered the spot market in February and earned lower rates in the spot market in the current period than the rates that had been in place under the time charters. Settlement proceeds related to this bankruptcy received in December 2011 of approximately $2,100 are reflected in segments results above.

Vessel expenses increased by $6,660 to $73,406 in 2011 from $66,746 in the prior year reflecting an increase of 609 owned and bareboat chartered-in days, which resulted from the vessel deliveries discussed above, and an increase in average daily vessel expenses for International Flag Handysize Product Carriers of $368 per day. This increase in average daily vessel expenses resulted principally from the timing of delivery of stores and spares and an increase in repairs. Charter hire expenses increased by $17,902 to $120,223 in 2011 from $102,321 in 2010 due to the recognition during 2010 of certain third party recoveries of approximately $6,100 on the two Panamax Product Carriers undergoing repairs as a reduction of charter hire expense, as well as a 1,002 day increase in time chartered-in days for the Handysize Product Carriers in the current year. Depreciation and amortization increased by $4,643 to $40,836 in 2011 from $36,193 in 2010, principally due to the five newbuild vessel deliveries discussed above.

55	Overseas Shipholding Group, Inc.

During 2010, TCE revenues for the International Product Carrier segment decreased by $36,539, or 16%, to $188,520 from $225,059 in 2009. This decrease in TCE revenues principally resulted from a decrease in the average rates earned on the Handysize Product Carriers operating in the spot market and a 160 day decrease in revenue days. This decrease in revenue days was principally related to the redelivery of older, single-hulled Handysize Product Carriers (all 13 of which had redelivered to the owners at the expiry of their respective charters by August 2009), the sale of two Panamax Product Carriers in the second quarter of 2009 and two other Panamax Product Carriers, which were out-of-service for a significant portion of 2010. Partially offsetting these decreases was an increase in revenue days of 2,157 days, reflecting an increase in owned and chartered-in modern Handysize Product Carriers. Spot days for the Handysize Product Carrier fleet as a percentage of total revenue days increased to 69% from 47% in 2010. This shift combined with a reduction in average spot rates negatively impacted segment results.

Vessel expenses decreased by $14,153 to $66,746 in 2010 from $80,899 in the prior year reflecting a 1,007 day decrease in owned and bareboat chartered-in days. This decrease primarily resulted from the redeliveries to the owners of the older Handysize Product Carriers, which had been bareboat chartered-in by OSG. Also contributing was a $662 per day decrease in average daily vessel expenses, which was primarily due to lower crew costs. Charter hire expenses decreased by $3,492 to $102,321 in 2010 from $105,813 in 2009 due to the recognition of third party recoveries on the two Panamax Product Carriers that were undergoing repairs in 2010, as well as a net 399 day reduction for chartered-in vessels in the current year. Repairs on the two Panamax Product Carriers were completed late in the fourth quarter of 2010. The impact of the decrease in days was partially offset by modern Handysize Product Carriers being time chartered-in at higher average rates than the older Handysize Product Carriers that were redelivered in 2009, all of which were bareboat chartered-in. Depreciation and amortization decreased by $5,315 to $36,193 from $41,508 in 2009 principally due to the expiration of the bareboat charters on the older Handysize Product Carriers.

In 2005, the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the “Program”). Each of the vessel owning companies receives an annual subsidy, which was increased to $2,900 in 2009 that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Other International

	2011	2010	2009
TCE revenues	$13,229	$12,215	$7,848
Vessel expenses	(2,591)	(2,142)	(2,643)
Charter hire expenses	(5,656)	(4,483)	-
Depreciation and amortization	(5,809)	(6,152)	(6,628)
Loss from vessel operations	$(827)	$(562)	$(1,423)
Average daily TCE rate	$20,320	$22,089	$21,500
Average number of owned vessels	1.0	1.0	1.0
Average number of vessels chartered-in under operating leases	0.8	0.6	-
Number of revenue days	651	553	365
Number of ship-operating days:
Owned vessels	365	365	365
Vessels time chartered-in under operating leases	286	203	-

During 2011, the Company operated three Other International Flag vessels, a Pure Car Carrier, an LPG Carrier and a Chemical Carrier. The Pure Car Carrier, which is owned by the Company, is employed on a long-term charter expiring in August 2012. The LPG Carrier was chartered-in by the Company under a charter that commenced in June 2010 and expired in June 2011. The Chemical Carrier is chartered-in by the Company under a charter that commenced in September 2011 and will expire in September 2016. The Chemical Carrier is currently employed on a one year time charter expiring in September 2012, at a variable rate.

56	Overseas Shipholding Group, Inc.

U.S. Segment

	2011	2010	2009
TCE revenues	$310,348	$229,573	$231,693
Vessel expenses	(114,477)	(96,568)	(96,358)
Charter hire expenses	(92,127)	(75,370)	(60,296)
Depreciation and amortization	(58,684)	(54,926)	(51,614)
Income from vessel operations	$45,060	$2,709	$23,425
Average daily TCE rate	$41,429	$37,455	$35,849
Average number of owned vessels	13.0	14.8	15.0
Average number of vessels chartered-in under operating leases	9.7	8.0	6.4
Number of revenue days	7,491	6,130	6,463
Number of ship-operating days:
Owned vessels	4,738	5,395	5,479
Vessels bareboat chartered-in under operating leases	3,533	2,909	2,350

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2011, 2010 and 2009 between spot and fixed earnings and the related revenue days.

	2011		2010		2009
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
Handysize Product Carriers:
Average rate	$21,993	$50,734	$13,479	$48,693	$27,622	$43,264
Revenue days	141	4,072	91	3,123	264	2,927
ATBs:
Average rate	$23,713	$-	$22,955	$33,500	$28,946	$32,133
Revenue days	2,077	-	1,537	229	1,505	693
Lightering:
Average rate	$42,824	$-	$28,989	$-	$29,726	$-
Revenue days	1,201	-	1,149	-	1,075	-

In 2011, TCE revenues for the U.S. Segment increased by $80,775, or 35%, to $310,348 from $229,573 in 2010. Between March 2010 and October 2011, the Company sold all four of its remaining single-hull Product Carriers, an older double-hull tanker with an inefficient gas turbine engine and a 1981-built ATB (OSG Constitution/OSG 400) that was engaged in lightering. The Company broke out two ATBs (OSG Honour/OSG 209 and OSG Enterprise/OSG 214) from lay-up in the fourth quarter of 2010 and third quarter of 2011, respectively, as supply/demand fundamentals in the U.S. market improved and took delivery of three bareboat chartered-in and two owned newbuild Product Carriers subsequent to February 2010 (including the Overseas Chinook, which completed conversion to a shuttle tanker in March 2011 and the Overseas Cascade, which completed its shuttle tanker conversion in March 2010). Upon delivery from shipyards, four of these newbuild Product Carriers began operating under multi-year time charters with fixed rates that were agreed to before the start of the economic recession. The fifth newbuild delivery, the Overseas Tampa, commenced a one year time charter shortly after its delivery in late-April 2011. The increase in TCE revenues also reflects an increase in Delaware Bay lightering volumes to an average of 288,000 barrels per day during the year, representing a 28% increase over the prior year. In the current year, four vessels, three of which were sold by the end of October 2011 and one which was broken out of lay-up in the third quarter of 2011, as discussed above, were in lay up at one point or another for a total of 319 days, while in the prior year, six vessels were laid-up for a total of 1,727 days. With the OSG 214’s return to the Jones Act spot market, all of OSG’s U.S. Flag vessels are now actively trading.

57	Overseas Shipholding Group, Inc.

In September 2011, Sunoco announced that it will make its Marcus Hook and Philadelphia refineries available for sale. Subsequently, in December 2011, Sunoco announced that it expects to begin idling the Marcus Hook facility immediately while it continues to seek a buyer and also pursues options with third parties for alternate uses of the facility. Sunoco also announced that it intends to continue to operate the Philadelphia refinery as long as market conditions warrant. However, if a suitable transaction cannot be implemented, Sunoco intends to permanently idle the main processing units at the Philadelphia refinery no later than July 2012. Sunoco is the core customer of the Company’s Delaware Bay lightering business. The Company is currently evaluating the impact that Sunoco’s decision to sell these refineries could have on the Company’s Delaware Bay lightering business and the deployment of the three ATBs that are currently operating in that business.

In 2011, vessel expenses increased by $17,909 to $114,477 from $96,568 in 2010. This increase was principally due to the additions to the operating fleet discussed above. Charter hire expenses increased by $16,757 to $92,127 in 2011 from $75,370 in 2010, principally due to the delivery of the chartered-in Jones Act Product Carriers referred to above. Depreciation and amortization increased by $3,758 to $58,684 from $54,926, reflecting the deliveries subsequent to mid-March 2010 of the OSG Vision/OSG 350, Overseas Cascade, Overseas Chinook and OSG Horizon/OSG 351, partially offset by the impact of the vessel disposals discussed above.

In 2010, TCE revenues for the U.S. Segment decreased by $2,120, or 1%, to $229,573 from $231,693 in 2009. The decrease in revenue was primarily attributable to weaker market conditions, which resulted in six vessels being in lay-up for a total of 1,727 days during 2010 compared with six vessels being in lay-up for a total of 1,196 days in 2009. Four of these vessels were older single-hulled Product Carriers due to reach their OPA-mandated retirement dates in 2012 and 2013. Partially offsetting the impact of this decrease in revenue days was an increase in average daily TCE rates caused by the delivery of three newbuild Product Carriers (including the Overseas Cascade, which completed conversion to a shuttle tanker in March) during 2010 and the full year operation in 2010 of two newbuild Product Carriers delivered during 2009. Upon delivery from the shipyard, all of these newbuild Product Carriers began working for customers according to multi-year time charters with fixed rates that were agreed to before the start of the economic recession that negatively affected spot market rates to which the ATBs were increasingly exposed in 2010 as their fixed-rate time charters expired.

In 2010, vessel expenses increased by $210 to $96,568 from $96,358 in 2009. This increase was principally attributable to a 481 days increase in owned and bareboat chartered-in days during 2010, which reflected the deliveries discussed above, partially offset by the impact of the increase in lay-up days discussed above. Charter hire expenses increased by $15,074 to $75,370 in 2010 from $60,296 in 2009 principally due to the delivery in 2010 and 2009 of the newbuild tankers discussed above, four of which are bareboat chartered-in. Depreciation and amortization increased by $3,312 to $54,926 in 2010 from $51,614 in 2009 primarily due to the deliveries of the Overseas Cascade and the OSG Vision/OSG 350 during 2010.

General and Administrative Expenses

During 2011, general and administrative expenses decreased by $17,246 to $83,178 from $100,424 in 2010 principally because of the following:

•	a decrease in compensation and benefits paid to shore-based staff of approximately $14,644, driven by headcount reductions and a decrease in incentive compensation;
•	reduced legal and consulting expenses of $3,858; and
•	a reduction in the expense recognized for director fees of $587.

These decreases were partially offset by the impact of unfavorable changes in foreign currency exchange rates totaling $2,225.

In the fourth quarter of 2011, management reduced the annual cash incentive bonus that was being accrued for 2011 by approximately $6,200, to reflect the Company’s weak operating performance. This was the primary driver in a material reduction in general and administrative expenses of $7,591 in the fourth quarter compared with the comparable quarter in 2010. Incentive compensation recognized in 2011 for the full year was $5,197 lower than that recognized in 2010.

The Company maintains an unfunded, nonqualified savings plan covering highly compensated U.S. shore-based employees where the investment choices are directed by the employees. In addition, under OSG’s Non-Employee Director Deferred Compensation Plan, participating directors can elect to invest deferred fees in phantom shares of the Company’s stock. The Company has recognized a decrease in general and administrative expenses for 2011 compared with 2010 of $2,799, because of the impact of declines in the overall stock market, including OSG stock, in 2011.

58	Overseas Shipholding Group, Inc.

During 2010, general and administrative expenses decreased by $20,688 to $100,424 from $121,112 in 2009 principally because of the following:

•	a decrease in compensation and benefits paid to shore-based staff of approximately $6,209;
•	reduced legal and consulting costs totaling $4,748;
•	favorable changes in foreign exchange rates and the impact of foreign currency contracts that reduced losses by $2,016;
•	lower other non-discretionary costs of $1,096; and
•	costs in 2009 aggregating $6,309 incurred in connection with the tender for all outstanding publicly held common units of OSG America L.P. in the fourth quarter of 2009.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2011, equity in income of affiliated companies increased by $18,461 to $22,054 from $3,593 in 2010. The increase resulted from the full utilization during 2011 of the two FSO vessels that were converted from ULCCs (as described below), as well as the lower current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s portion of the joint venture’s outstanding debt. The Company’s share of such charges recognized in equity in income of affiliated companies for 2011 was $5,075 compared with $9,885 for 2010.

During 2010, equity in income of affiliated companies increased by $2,820 to $3,593 from $773 in 2009. The increase was as a result of the completion of the conversion of two ULCCs by the FSO joint venture partially offset by the impact of the de-designation of the interest rate swap covering the FSO Africa’s portion of the joint venture’s debt outstanding.

Results for 2010 and 2009 were impacted adversely by delays in the conversion of the two ULCCs to FSOs. In 2009, because of the delays in completion of conversion of both FSOs, the joint venture recorded charges aggregating $6,546 attributable to the ineffectiveness of interest rate swaps that were being accounted as cash flow hedges. The FSO Asia completed conversion in November 2009, but experienced mechanical problems that delayed commencement of its charter until January 4, 2010. As a result of such delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered in the TI Oceania, a ULCC wholly owned by the Company, as a temporary replacement floating storage unit. Charter hire received from Maersk Oil Qatar AS (“MOQ”) from early August 2009 through the vessel’s redelivery in January 2010 was substantially offset by liquidated damages payable by the joint venture to MOQ under the service contracts. The FSO Africa completed conversion in March 2010 and was idle from its delivery through August 30, 2010, at which time it commenced a three year service contract with MOQ. All costs incurred subsequent to the completion of each vessel, including fuel costs incurred while at anchorage, were reflected in profit and loss. Because of MOQ’s notification that it was cancelling the service contract for the FSO Africa, the joint venture recorded a charge in the first quarter of 2010 attributable to the de-designation of interest rate swaps that were being accounted for as cash flow hedges. All subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The reduction in borrowing capacity related to the FSO Africa debt agreed to in the fourth quarter of 2010 resulted in the joint venture recognizing a charge of $716 for the write-off of a portion of the unamortized balance of deferred finance charges.

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

	2011		2010		2009
	Revenue	% of	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	726	49.9%	729	49.9%	729	49.9%
FSOs operating on long-term charter	365	50.0%	243	50.0%	-	-
ULCC operating as temporary FSO	-	-	11	50.0%	81	50.0%
Total	1,091		983		810

59	Overseas Shipholding Group, Inc.

INTEREST EXPENSE

The components of interest expense are as follows:

For the year ended December 31,	2011	2010	2009
Interest before impact of swaps and capitalized interest	$76,128	$64,692	$44,661
Impact of swaps	10,537	12,686	11,223
Capitalized interest	(6,767)	(10,334)	(10,759)
Interest expense	$79,898	$67,044	$45,125

Interest expense increased by $12,854 to $79,898 in 2011 from $67,044 in 2010 as a result of (i) a $177,774 increase in the average amount of variable debt outstanding during 2011, reflecting net drawdowns on terms loans used to finance newbuilds that delivered during 2011, (ii) a $44,378 net increase in the average amount of fixed debt outstanding during 2011, reflecting the impact of the 2010 issuance of the 8.125% senior unsecured notes mentioned below, (iii) a $5,747 increase in commitment fees primarily driven by fees on the forward start facility, and (iv) a $3,567 decline in capitalized interest as the Company’s newbuilding program continued to wind down with the delivery of several newbuilds during 2011. These increases were partially offset by a decrease in expenses from interest rate swaps due to the expiry of the two interest rate swap agreements and the favorable impact on 2011 of the prepayment of the 6% term loans and 2010 write off of deferred finance charges mentioned below.

Interest expense increased by $21,919 to $67,044 in 2010 from $45,125 in 2009 as a result of increases in the average amount of variable debt outstanding of $170,431 and the issuance of $300,000 principal amount of 8.125% senior unsecured notes in March 2010, the net proceeds of which were used to reduce amounts borrowed under the long-term unsecured revolving credit facility. Interest expense for the year ended December 31, 2010 also included a $1,029 write off of the unamortized balance of deferred finance charges with respect to a $200,000 secured revolving credit facility, which the Company terminated in June 2010. The above increases were partially offset by a decrease in the average rate paid on floating rate debt of 10 basis points to 1.4% from 1.5% in 2009 and net impact of the prepayment on July 1, 2010 of $42,174 of fixed rate term loans with a weighted average interest rate of 6%. Such prepayment was funded using funds borrowed under the unsecured revolving credit facility.

INCOME TAX PROVISION/(BENEFIT)

The income tax benefits for 2011, 2010 and 2009 are substantially based on the pre-tax results of the Company’s U.S. operations, adjusted to include non shipping income of the Company’s foreign subsidiaries.

The tax benefit for 2011 primarily reflects the net reversal of previously established deferred tax liabilities aggregating approximately $5,300 and minor amounts related to foreign and state taxes.

The tax benefit for 2010 also primarily reflected the net reversal of previously established deferred tax liabilities aggregating approximately $10,100 and also included the impact of adjusting prior year differences (between financial statement treatment and tax accounting for certain items), which were estimated as of year-end 2009, to actual based on tax returns as filed.

On November 6, 2009, the President of the U.S. signed the Worker, Homeownership, and Business Assistance Act of 2009. This law included a provision allowing taxpayers to elect an increased carryback for net operating losses incurred in either 2008 or 2009. As a result, the Company was permitted to carryback 2009 tax losses of approximately $120,000 against earnings generated in 2004. In addition, OSG also recognized a charge of approximately $3,700 attributable to the net increase in deferred tax liabilities in 2009. This increase was net of a benefit aggregating approximately $4,700 attributable to a reduction in deferred tax liabilities recognized upon dissolution for tax purposes of the partnership, OSG America L.P., in 2009.

Significant judgment is required in determining the provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. OSG is regularly under audit by tax authorities. Although management believes that its tax estimates are reasonable, the final determination of tax audits could be materially different from the historical income tax provisions and accruals. The results of an audit could, therefore, have a material effect on the Company’s financial statements in the period or periods for which that determination is made.

60	Overseas Shipholding Group, Inc.

EBITDA

EBITDA represents operating earnings excluding net income/(loss) attributable to the noncontrolling interest, which is before interest expense and income taxes, plus other income/(expense) and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net (loss)/income, as reflected in the consolidated statements of operations, to EBITDA:

For the year ended December 31,	2011	2010	2009
Net (loss)/income attributable to Overseas Shipholding Group, Inc.	$(192,916)	$(134,243)	$70,170
Income tax benefit	(4,962)	(7,456)	(36,697)
Interest expense	79,898	67,044	45,125
Depreciation and amortization	179,721	170,670	172,404
EBITDA	$61,741	$96,015	$251,002

EFFECTS OF INFLATION

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital at December 31, 2011 was approximately $202,000 compared with $421,000 at December 31, 2010 and $634,000 at December 31, 2009. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Approximately 41% of cash on hand at December 31, 2011 is held by the Company’s foreign subsidiaries.

Net cash used by operating activities approximated $61,000 in 2011 compared with net cash used by operating activities of $28,000 in 2010 and net cash provided by operating activities of $218,000 in 2009. Current financial resources are expected to be adequate to meet requirements in the 12 months ending December 31, 2012, although the continuation of depressed spot rates in the International Flag segments in the near term will have an adverse effect on the Company’s operating cash flows and performance.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities historically as a result of the exposure to highly cyclical tanker rates and more recently as a result of the impact of the downturn in the shipping markets, as described in more detail under “Operations” earlier in Item 7. Spot (voyage) charter rates in 2011, 2010 and 2009 have been at depressed levels and opportunities to enter longer term time charters at satisfactory rates have been very limited. Therefore, expiring time charters and synthetic time charters (utilizing FFAs and bunker swaps) have been replaced at significantly lower TCE rates.

Because of continued weakness in the financial and credit markets and the depressed shipping markets there is greater focus on maintaining cash balances and liquidity. The Company continually reviews the amount of its quarterly dividend to determine whether it is appropriate in light of the Company’s goals of preserving a strong balance sheet, investing for long-term growth and returning cash to stockholders. On July 29, 2011, the Board of Directors reduced the Company’s annual dividend rate by 50% to $0.875 per share from $1.75. On August 1, 2011, the Board declared a quarterly dividend of $0.21875 per share payable on November 22, 2011 to stockholders of record on November 7, 2011. On February 9, 2012, the Board of Directors suspended the payment of regular quarterly dividends until further notice. The dividend suspension was not required in order to maintain compliance with any financial covenant applicable to the Company, but rather to preserve liquidity and maintain financial flexibility in a difficult economic environment.

61	Overseas Shipholding Group, Inc.

On February 13, 2012, the Company filed a Form S-3 shelf registration with the SEC that will allow it to issue common stock, preferred stock, debt securities, warrants or units (as defined) up to an aggregate of $500,000, from time to time as market conditions permit.

On March 9, 2010, pursuant to a Form S-3 shelf registration, the Company sold 3,500 shares of its common stock at a price of $45.33 per share. The Company received net proceeds of $158,266, after deducting estimated expenses. OSG used the net proceeds from this offering for working capital purposes and the repayment of outstanding indebtedness under its unsecured revolving credit facility.

On March 29, 2010, pursuant to a Form S-3 shelf registration filed on March 4, 2010, the Company issued $300,000 principal amount of senior unsecured notes. The notes are due in March 2018 and have a coupon of 8.125%. The Company received net proceeds of approximately $289,745, after deducting underwriting discounts and commissions and estimated expenses. OSG used the net proceeds from the offering to reduce outstanding indebtedness under its unsecured revolving credit facility. The indentures pursuant to which the Company’s senior unsecured notes were issued require the Company to secure its unsecured senior notes equally and comparably with any other unsecured indebtedness in the event OSG is required to secure such debt.

On June 24, 2010, the Company terminated its $200,000 secured revolver credit facility.

On July 1, 2010, the Company prepaid fixed rate secured term loans due through 2014 with an outstanding balance of $42,174. The weighted average interest rate of this debt was 6.0%. The Company funded this repayment with borrowings from its unsecured credit facility.

In December 2009, the Company completed its purchase of all of the outstanding publicly held Units of OSG America L.P., a master limited partnership (“MLP”), for $10.25 in cash per unit. The Company financed the purchase price of $71,792 through funds drawn under its unsecured credit facility. The Company had completed an initial public offering of OSG America L.P. in November 2007, issuing 7,500,000 Units priced at $19.00 per unit. The MLP traded on the New York Stock Exchange under the ticker “OSP”. That transaction generated approximately $129,300 in proceeds to OSG.

In August 2009, the Company entered into a $389,000, 12-year secured facility with the Export-Import Bank of China. Borrowings under the facility were used toward financing three VLCCs and two Aframaxes constructed in China and bear interest at a rate based on LIBOR. The facility was fully utilized as of December 31, 2011.

The Company has a $1,800,000 seven-year unsecured revolving credit agreement maturing in February 2013 with a group of banks. Borrowings under this facility bear interest at a rate based on LIBOR. On February 9, 2011, the availability under the unsecured revolving credit agreement decreased by $150,000. Accordingly, as of December 31, 2011, OSG had $1,650,000 of unsecured credit availability, of which approximately $917,000 had been borrowed and an additional $10,146 had been used for letters of credit. The unsecured revolving credit facility matures as follows: $150,000 (February 2012) and $1,500,000 (February 2013). In an effort to proactively manage refinancing risk in the tight credit markets and replace the borrowing capacity under the existing unsecured revolving credit facility, the Company entered into a $900,000 unsecured forward start revolving credit agreement with a bank lending group on May 26, 2011. This forward start facility matures on December 31, 2016. Under the terms of the agreement, OSG may begin borrowing under the forward start facility on February 8, 2013, the date on which OSG’s existing unsecured revolving credit facility expires.

The earnings from shipping operations of the Company’s foreign subsidiaries, which account for a significant amount of the Company’s consolidated retained earnings, are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company currently intends to permanently reinvest these earnings, as well as its share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures, in foreign operations. Should OSG in the future, however, require more capital in the U.S. than is generated by its operations domestically or be required to secure a domestic borrowing by pledging International Flag vessels as collateral, the Company could be required to repatriate earnings from foreign jurisdictions either through actual cash distributions or deemed distributions. These alternatives could result in higher future effective tax rates and non compliance with financial covenants should the Company no longer be able to sustain its assertion that earnings from shipping operations of its foreign subsidiaries are permanently reinvested offshore.

62	Overseas Shipholding Group, Inc.

Earnings from the Company’s foreign subsidiaries were negative during 2011. Management believes that the availability under the $1,800,000 unsecured credit facility through its expiry in February 2013 is significant and remains a stable source of funds for the Company especially in the current weak financial and tight credit markets. Management believes that this unsecured credit availability plus cash on hand should be sufficient to meet both its operating and capital requirements for vessels under construction over the 12 months ending December 31, 2012 without having to utilize the facility’s full capacity. Further, management does not expect that it would be required to make an actual or deemed repatriation of foreign earnings that would require OSG to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through December 31, 2011 in such operations.

The Company is evaluating how best to increase liquidity and how to bridge the potential gap between the amounts that it anticipates may be outstanding under the existing unsecured revolving credit facility as of February 8, 2013 and the amounts that will be available under the forward start credit facility. These options may include increasing the borrowing capacity of the forward start credit facility; obtaining incremental bank financing; raising debt or equity capital using the Form S-3 shelf registration that was filed on February 13, 2012; selling or entering into sale and leaseback transactions for one or more vessels; or a combination of such options. The Company believes that it will be able to execute one or more liquidity raising options. If market conditions, however, continue to remain weak, OSG may be unable to raise additional equity capital or obtain debt financing on acceptable terms.

In January 2012, Standard & Poor’s downgraded the ratings the Company’s long-term corporate credit rating and the rating on the Company’s senior unsecured debt from B to B- with a negative outlook. In December 2011, Moody’s Investors Service downgraded the Company’s long-term corporate credit rating and the rating on the Company’s senior unsecured debt from B1 to B3 and from B2 to Caa1, respectively, and changed its ratings outlook from stable to negative. Both agencies attributed the downgrades to significant declines in the Company’s revenue and earnings from vessel operations resulting from the prolonged weakness in the tanker markets and increases in the Company’s leverage. Further increases in debt, whether from share repurchases, acquisitions or additional charter-in commitments could result in additional downgrades as could a continuation of the protracted downturn in freight rates. The downgrades do not impact any of the existing financial covenants contained in the Company’s debt agreements, which do not contain ratings triggers, nor do they increase the Company’s current cost of funds, but could increase the cost of future borrowings it seeks to negotiate.

The Company’s financing agreements impose operating restrictions and establish minimum financial covenants. The financial covenants contained in the $900,000 forward start facility, which are more restrictive than those contained in the $1,800,000 unsecured credit facility (due principally to differences in definitions between the two agreements), do not become effective prior to December 31, 2012. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. The Company was in compliance with all of the financial covenants under all of its debt agreements as of December 31, 2011. Average spot rates achieved in the Company's International Flag segments in the third and fourth quarters of 2011 were the lowest they have been during the industry’s cyclical downturn, which commenced in the fourth quarter of 2008. Such rates have resulted in eleven consecutive quarters of losses through the fourth quarter of 2011 and negative cash flows from operating activities for 2011 and 2010. These results together with the likelihood that the current markets will continue in the near term significantly reduce the headroom that the Company has under the financial covenants in its debt agreements. The Company believes, however, that it will maintain compliance with all of its financial covenants over the twelve months ending December 31, 2012, including the $900,000 forward start facility as of December 31, 2012, although continued depression of spot rates of vessels in the International Flag segments in the near term may have an adverse effect on the operating performance of the Company. This, coupled with a continued depression of market values in the International Flag segments in the near term, could increase pressure on maintaining financial covenant compliance.

While the Company is primarily an unsecured borrower, three debt agreements with an aggregate outstanding balance of $642,677 as of December 31, 2011 contain loan-to-value clauses that require the charter-free market value of the vessels pledged as collateral under each of the secured facilities to be no less than a specified percentage of the borrowings outstanding. For covenant compliance purposes, the market values of the vessels are determined on the basis of a “willing seller and willing buyer” by independent third party ship brokers approved by the Company and the lenders. Such valuations are not necessarily equivalent to the amounts that the Company would receive upon sale of any of these vessels, which may be more or less. In the event that the aggregate market value of the vessels that secure the Company’s obligations under any of the secured facilities falls below the minimum required percentage and the lenders request or require compliance, the Company has the option to either repay a portion of the borrowings under the facility or pledge additional collateral consisting of cash, cash equivalents or vessels of a similar size, class and age that are acceptable to the lenders. In addition to availability under the Company’s unsecured revolving credit agreement there are also a number of vessels in the Company’s fleet that it believes would be acceptable to the lenders as additional collateral. Accordingly, the Company expects that it will continue to be in compliance with the loan-to-value covenants in these secured debt agreements over the 12 months ending December 31, 2012. More details on compliance with the loan-to-value clauses in the three secured term loans is provided below.

63	Overseas Shipholding Group, Inc.

(i) Term loans maturing in 2020 – This facility, with an outstanding balance of $269,966 as of December 31, 2011, provides secured term loans covering seven MR Product Carriers, one Aframax and one VLCC. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. In December 2011, the facility was amended to among other things reduce the minimum required loan-to-value ratio from 110% to 100% through January 2013. As of December 31, 2011, the Company was in compliance with the loan-to-value covenant as well as all other financial covenants under this facility and the estimated charter-free market value of the vessels that secure this facility was 111%.

(ii) Term loans maturing in 2023 – Borrowings under the facility, with an outstanding balance of $323,711 as of December 31, 2011, financed the construction of three VLCCs and two Aframaxes in China, the last of which delivered in January 2012. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance annually. In December 2011, the Company entered into an amendment of the loan agreement that among other things reduced the minimum required loan-to-value ratio from 125% to 105% through January 2013. As of December 31, 2011, the Company was in compliance with the loan-to-value covenant as well as all other financial covenants under this facility and the estimated charter-free market value of the vessels that secure this facility was 110%, including the Overseas Kilimanjaro, which delivered in January 2012.

(iii) Term loans maturing in 2016 – This facility provided secured term loans covering two Aframaxes. The facility provided that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. The facility required a minimum loan-to-value ratio of 110%. The Company believes that the charter-free market values of the vessels securing this facility approximated 92% at December 31, 2011. The Company gave notice of its intent to repay the outstanding principal balance of this facility in December 2011 and on January 18, 2012, prepaid the outstanding balance of $49,000 with borrowings from its unsecured revolving credit facility.

In conjunction with the amendments discussed above, the Company also prepaid $37,665 in principal installments otherwise due in 2012 and 2013 in December 2011.

While OSG intends to hold and operate its vessels, the following table presents information with respect to the carrying amount of the Company’s vessels by type and indicates whether their estimated market values are below their carrying values as of December 31, 2011. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its International Flag vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations of any kind. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed above in “Critical Accounting Policies – Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values as of December 31, 2011 and accordingly has not recorded an impairment charge.

The Company believes that the availability, quality and reliability of fair market valuations of U.S Flag vessels are limited given the fact that the U.S. Flag market is relatively small and illiquid with very limited second hand sales and purchases activity from which to benchmark vessel values. Accordingly, management does not believe that disclosure of such estimated valuations would be meaningful to the users of the financial statements, particularly since none of the Company’s U.S. Flag vessels are pledged as collateral under any of the Company’s debt facilities.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

64	Overseas Shipholding Group, Inc.

As of December 31, 2011
Vessel Type	Average Vessel Age (weighted by dwt)(4)	Number of Owned Vessels	Carrying Value (5)

International Flag Crude Tankers
VLCCs (includes ULCC)	8.5	11	$799,796
Suezmaxes	-	-	889
Aframaxes (includes OSG Lightering fleet)	7.9	10	334,706
Panamaxes	9.1	9	333,559
Total International Flag Crude Tankers(1)	8.4	30	1,468,950

International Flag Product Carriers
Panamax	3.1	4	225,057
Handysize	6.1	16	572,460
Total International Flag Product Carriers(2)	5.2	20	797,517

Total Other International Flag Vessels (3)	24.3	1	4,684

Total U.S. Flag Vessels	5.1	12	926,406

Fleet Total	7.8	63	$3,197,557

(1)	As of December 31, 2011, the International Flag Crude Tankers segment includes vessels with an aggregate carrying value of $1,384,642, which the Company believes exceeds their aggregate market value of approximately $958,645 by $425,997.

(2)	As of December 31, 2011, the International Flag Product Carriers segment includes vessels with an aggregate carrying value of $791,478, which the Company believes exceeds their aggregate market value of approximately $544,472 by $247,006.

(3)	The Pure Car Carrier has a market value which the Company believes exceeds its carrying value as of December 31, 2011.

(4)	Calculation includes the impact of one VLCC, one MR and two Aframaxes that were under construction as of December 31, 2011.

(5)	Includes construction in progress totaling $239,768 and capital expenditures totaling $9,741 made in relation to vessels chartered-in by the Company.

Off-Balance Sheet Arrangements

As of December 31, 2011, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,110,088 of which $815,151 was non recourse to the Company.

In February 2008, MOQ awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, respectively, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG through long-term secured bank financing and partner loans. The joint venture entered into a $500,000 credit facility, which was secured by the service contracts to partially finance the acquisition of the two ULCCs and the cost of conversion. As a result of the cancellation of the service contract of the FSO Africa, on December 1, 2010, the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the balance available to borrow to $120,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR. As a result of this amendment, cash collateral aggregating $111,000 (previously posted by the joint venture partners in January 2010) was released to the joint venture partners in December 2010. Approximately $294,937 and $342,393 was outstanding under this facility as of December 31, 2011 and 2010, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $396,993 as of December 31, 2011, which pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

65	Overseas Shipholding Group, Inc.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is non recourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $790,946 at December 31, 2011 pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2011 follows:

						Beyond
	2012	2013	2014	2015	2016	2016	Total
Debt(1)	$83,502	$268,490	$140,169	$121,528	$1,015,333	$977,178	$2,606,200
Operating lease obligations(2)
Bareboat Charter-ins	153,304	152,832	142,490	87,108	52,729	146,814	735,277
Time Charter-ins(3)	161,101	107,883	87,848	69,416	55,822	62,276	544,346
Construction contracts(4)	48,437	29,633	-	-	-	-	78,070
Operating lease obligations
(office space)	4,586	4,636	4,014	3,441	3,584	12,886	33,147
Total	$450,930	$563,474	$374,521	$281,493	$1,127,468	$1,199,154	$3,997,040

(1)	Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,536,950 as of December 31, 2011 have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at December 31, 2011 of 0.58%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $310,884 at December 31, 2011 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.2%.

(2)	As of December 31, 2011, the Company had charter-in commitments for 47 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

(3)	The Company estimates that its obligations under these time charter-in contracts expressed on a bareboat charter-in equivalent basis would be reduced to $99,258 (2012), $62,681 (2013), $50,301 (2014), $39,395 (2015), $31,614 (2016) and $34,983 (2016 and thereafter), an aggregate reduction of $226,116. The Company estimated the bareboat equivalent charter-in obligations, by adjusting the applicable daily time charter-in rate by the daily average vessel operating expenses for the Company’s different vessel classes in 2011.

(4)	Represents remaining commitments under shipyard construction contracts, excluding capitalized interest and other construction costs.

66	Overseas Shipholding Group, Inc.

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2011, related to pension and other post retirement benefit plans as follows:

	2012	2013	2014	2015	2016
Supplemental pension plan obligations(1)	$51	$43	$35	$28	$22
Defined benefit pension plan contributions(2)	1,816	2,644	2,199	1,955	1,561
Postretirement health care plan obligations(3)	184	195	209	211	218

(1)Obligations are included herein only if the retirement of a covered individual is known as of December 31, 2011.

(2)Represents estimated contributions under the Maritrans Inc. defined benefit retirement plan.

(3)Amounts are estimated based on the 2011 cost taking the assumed health care cost trend rate for 2012 to 2016 into consideration. See Note 16 to the consolidated financial statements set forth in Item 8. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

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

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For contracts which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss. As of December 31, 2011, the Company recorded a liability of approximately $57 related to the fair values of its outstanding foreign currency forward contracts, which settle monthly between January and March 2012 and cover approximately €2,000 per month. These contracts were not accounted for as cash flow hedges.

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

67	Overseas Shipholding Group, Inc.

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

The Company also seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into stand alone bunker swaps. In August 2010, the Company entered into an agreement with a counterparty to purchase 787 metric tons per month of fuel oil for $430 per metric ton through June 2011. In January 2011, the Company entered into two additional agreements with a counterparty to purchase 400 metric tons per month of fuel for $511 and $522 per metric ton, respectively, through September 2012. Also, in September 2011, the Company entered into two agreements to purchase 500 metric tons per month of fuel for $607 and $580 per metric ton through September 2013. These contracts settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. As of December 31, 2011, the Company recorded a net liability of $156 related to the fair value of the three outstanding contracts, which do not qualify for hedge accounting.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

68	Overseas Shipholding Group, Inc.

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

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

								Fair Value at
						Beyond		Dec. 31,
At December 31, 2011	2012	2013	2014	2015	2016	2016	Total	2011
Liabilities
Long-term debt, including current portion:
Fixed rate	$3.0	$66.6	$16.7	$-	$-	$446.0	$532.3	$340.4
Average interest rate	5.0%	8.6%	5.0%	0.0%	-	7.9%
Variable rate	$12.0	$118.7	$45.6	$45.6	$935.4	$379.7	$1,537.0	$1,461.3
Average spread over LIBOR	2.3%	0.9%	1.5%	1.5%	2.7%	1.6%
Interest Rate Swaps
Pay fixed/receive variable*	$120.9	$184.3	$5.6	$-	$-	$-	$310.9	$7.2
Average pay rate	3.6%	3.3%	4.7%	-	-	-

69	Overseas Shipholding Group, Inc.

								Fair Value at
						Beyond		Dec. 31,
At December 31, 2010	2011	2012	2013	2014	2015	2015	Total	2010
Liabilities
Long-term debt, including current portion:
Fixed rate	$3.0	$3.0	$76.3	$16.7	$-	$446.0	$545.0	$533.8
Average interest rate	5.0%	5.0%	8.6%	5.0%	-	7.9%
Variable rate	$41.6	$50.9	$857.9	$46.8	$45.4	$402.5	$1,445.1	$1,394.4
Average spread over LIBOR	1.2%	1.4%	0.7%	1.3%	1.3%	1.4%
Interest Rate Swaps
Pay fixed/receive variable*	$90.9	$120.9	$184.3	$5.6	$-	$-	$401.8	$16.0
Average pay rate	3.2%	3.6%	3.3%	4.7%	-	-
* LIBOR

As of December 31, 2011, the Company had one long-term revolving credit facility under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the credit facility agreement.

70	Overseas Shipholding Group, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

71	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$54,877	$253,649
Short-term investments	-	20,047
Voyage receivables, including unbilled of $132,194 and $118,695	168,313	160,993
Income taxes recoverable	27,365	67,980
Other receivables	24,972	31,631
Inventories	19,219	14,950
Prepaid expenses and other current assets	47,401	45,627
Total Current Assets	342,147	594,877
Vessels and other property, less accumulated depreciation	3,226,923	3,195,383
Vessels held for sale	-	3,305
Deferred drydock expenditures, net	66,023	46,827
Total Vessels, Deferred Drydock and Other Property	3,292,946	3,245,515
Investments in Affiliated Companies	251,385	265,096
Intangible Assets, less accumulated amortization	77,158	83,137
Goodwill	9,589	9,589
Other Assets	61,124	42,889
Total Assets	$4,034,349	$4,241,103

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$125,111	$129,178
Current installments of long-term debt	14,990	44,607
Total current Liabilities	140,101	173,785
Long-term Debt	2,050,902	1,941,583
Deferred Gain on Sale and Leaseback of Vessels	11,051	40,876
Deferred Income Taxes and Other Liabilities	277,050	274,716
Total Liabilities	2,479,104	2,430,960
Equity:
Common stock ($1 par value; 120,000,000 shares authorized; 44,290,759 shares issued)	44,291	44,291
Paid-in additional capital	413,016	403,601
Retained earnings	2,040,031	2,279,822
	2,497,338	2,727,714
Cost of treasury stock (13,826,882 and 13,880,753 shares)	840,302	840,683
	1,657,036	1,887,031
Accumulated other comprehensive loss	(101,791)	(76,888)
Total Equity	1,555,245	1,810,143
Total Liabilities and Equity	$4,034,349	$4,241,103

See notes to consolidated financial statements

72	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2011	2010	2009
Shipping Revenues:
Pool revenues, including $83,955 in 2011, $68,231 in 2010 and $101,914 in 2009 received from companies accounted for by the equity method	$245,028	$355,915	$398,321
Time and bareboat charter revenues	267,159	276,636	325,590
Voyage charter revenues	537,344	413,059	369,707
	1,049,531	1,045,610	1,093,618

Operating Expenses:
Voyage expenses	259,330	192,332	140,997
Vessel expenses	287,610	265,251	283,952
Charter hire expenses	383,940	369,667	396,232
Depreciation and amortization	179,721	170,670	172,404
General and administrative	83,178	100,424	121,112
Severance and relocation costs	-	-	2,317
Shipyard contract termination costs (recoveries)	-	(2,061)	26,960
(Gain)/loss on disposal of vessels, net of impairments	(2,060)	28,622	(127,486)
Total Operating Expenses	1,191,719	1,124,905	1,016,488
(Loss)/ Income from Vessel Operations	(142,188)	(79,295)	77,130
Equity in Income of Affiliated Companies	22,054	3,593	773
Operating (Loss)/Income	(120,134)	(75,702)	77,903
Other Income	2,154	1,047	1,672
(Loss)/Income before Interest Expense and Taxes	(117,980)	(74,655)	79,575
Interest Expense	(79,898)	(67,044)	(45,125)
Loss/(Income) before Income Taxes	(197,878)	(141,699)	34,450
Income Tax Benefit	4,962	7,456	36,697
Net (Loss)/Income	(192,916)	(134,243)	71,147
Less: Net Income Attributable to the Noncontrolling Interest	-	-	(977)
Net (Loss)/Income Attributable to Overseas Shipholding Group, Inc.	$(192,916)	$(134,243)	$70,170

Weighted Average Number of Common Shares Outstanding:
Basic	30,228,441	29,498,127	26,863,958
Diluted	30,228,441	29,498,127	26,869,427
Per Share Amounts:
Basic net (loss)/income attributable to Overseas Shipholding Group, Inc. common stockholders	$(6.39)	$(4.55)	$2.61
Diluted net (loss)/income attributable to Overseas Shipholding Group, Inc. common stockholders	$(6.39)	$(4.55)	$2.61
Cash dividends declared	$1.53	$1.75	$1.75

See notes to consolidated financial statements

73	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2011	2010	2009
Cash Flows from Operating Activities:
Net (loss)/income	$(192,916)	$(134,243)	$71,147
Items included in net (loss)/income not affecting cash flows:
Depreciation and amortization	179,721	170,670	172,404
Loss on write-down of vessels and intangible assets	-	28,783	12,500
Amortization of deferred gain on sale and leasebacks	(29,825)	(41,624)	(44,946)
Amortization of debt discount and other deferred financing costs	3,576	4,081	1,983
Compensation relating to restricted stock and stock option grants	10,069	11,940	14,214
Deferred income tax provision/(benefit)	(4,667)	(10,176)	3,698
Unrealized losses/(gains) on forward freight agreements and bunker swaps	427	(345)	(460)
Undistributed earnings of affiliated companies	(9,127)	7,388	18,445
Deferred payment obligations on charters-in	5,399	4,931	4,644
Other – net	4,060	5,717	8,966
Items included in net (loss)/income related to investing and financing activities:
(Gain)/loss on sale or write-down of securities and investments - net	(313)	753	3,287
Gain on disposal of vessels and shipyard contract termination costs - net	(2,060)	(2,222)	(139,986)
Loss on repurchase of bonds	375	-	-
Payments for drydocking	(47,360)	(20,015)	(30,125)
Changes in operating assets and liabilities
Decrease/(increase) in receivables	33,808	(18,586)	84,821
Net change in prepaid items and accounts payable, accrued expenses and other current liabilities	(12,228)	(34,766)	37,529
Net cash provided by/(used in) operating activities	(61,061)	(27,714)	218,121
Cash Flows from Investing Activities:
Long-term investments	(13,708)	-	-
Short-term investments	-	(20,048)	(50,000)
Disposal of short-term investments	20,047	50,000	-
Proceeds from sale of marketable securities and investments	3,491	253	159
Expenditures for vessels	(187,510)	(421,363)	(595,086)
Withdrawals from Capital Construction Fund	-	40,727	8,265
Proceeds from disposal of vessels	19,628	14,888	300,894
Expenditures for other property	(6,736)	(2,656)	(4,247)
Investments in and advances to affiliated companies	(1,650)	(126,904)	(107,690)
Distributions from affiliated companies	8,733	25,823	93,203
Shipyard contract termination payments	-	(1,973)	(20,452)
Other – net	3,532	1,592	2,188
Net cash used in investing activities	(154,173)	(439,661)	(372,766)
Cash Flows from Financing Activities:
Purchase of OSG America L.P. units	-	-	(71,792)
Issuance of common stock, net of issuance costs	-	158,266	-
Decrease/(increase) in restricted cash	-	7,945	(7,945)
Purchases of treasury stock	(920)	(1,718)	(1,514)
Issuance of debt, net of issuance costs and deferred financing costs	168,393	643,080	558,156
Payments on debt	(104,774)	(510,409)	(135,136)
Cash dividends paid	(46,875)	(51,884)	(47,128)
Issuance of common stock upon exercise of stock options	638	1,054	580
Distributions from subsidiaries to noncontrolling interest owners	-	-	(7,880)
Other – net	-	-	(1,615)
Net cash provided by financing activities	16,462	246,334	285,726
Net increase/(decrease) in cash and cash equivalents	(198,772)	(221,041)	131,081
Cash and cash equivalents at beginning of year	253,649	474,690	343,609
Cash and cash equivalents at end of year	$54,877	$253,649	$474,690

See notes to consolidated financial statements

74	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

	Overseas Shipholding Group, Inc. Stockholders
		Paid-in				Accumulated Other	Total Overseas
	Common	Additional	Retained	Treasury Stock		Comprehensive	Shipholding Group, Inc.	Noncontrolling
	Stock	Capital	Earnings	Shares	Amount	Loss	Stockholders	Interest	Total
Balance at December 31, 2008	$40,791	$224,522	$2,442,907	13,898,541	$(838,994)	$(146,359)	$1,722,867	$101,766	$1,824,633
Net Loss			70,170				70,170	977	71,147
Other Comprehensive Income/(Loss), net of taxes
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						3,585	3,585		3,585
Effect of Derivative Instruments						77,802	77,802		77,802
Effect of Pension and Other Postretirement Benefit Plans						4,208	4,208		4,208
Comprehensive Income/(Loss)							155,765	977	156,742
Cash Dividends Declared			(47,128)				(47,128)		(47,128)
Compensation Related to Options Granted		5,440					5,440		5,440
Amortization of Restricted Stock Awards		8,774					8,774		8,774
Options Exercised and Employee Stock Purchase Plan		310		(21,296)	270		580		580
Purchases of Treasury Stock				56,190	(1,514)		(1,514)		(1,514)
Purchase of OSG America L.P. Units								(71,792)	(71,792)
Gain on Purchase of OSG America L.P. Units		23,071					23,071	(23,071)	-
Distributions from Subsidiary to Noncontrolling Interest Owners								(7,880)	(7,880)
Balance at December 31, 2009	40,791	262,117	2,465,949	13,933,435	(840,238)	(60,764)	1,867,855	-	1,867,855
Net Loss			(134,243)				(134,243)		(134,243)
Other Comprehensive Income/(Loss), net of taxes
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						649	649		649
Effect of Derivative Instruments						(17,237)	(17,237)		(17,237)
Effect of Pension and Other Postretirement Benefit Plans						464	464		464
Comprehensive Loss							(150,367)		(150,367)
Cash Dividends Declared			(51,884)				(51,884)		(51,884)
Issuance of Common Stock	3,500	154,766					158,266		158,266
Issuance of Restricted Stock Awards		(862)		(57,654)	862		-		-
Compensation Related to Options Granted		4,240					4,240		4,240
Amortization of Restricted Stock Awards		7,700					7,700		7,700
Options Exercised and Employee Stock Purchase Plan		643		(32,419)	411		1,054		1,054
Purchases of Treasury Stock				37,391	(1,718)		(1,718)		(1,718)
Reduction in Tax Basis of Assets Held by OSG America L.P.		(25,003)					(25,003)		(25,003)
Balance at December 31, 2010	44,291	403,601	2,279,822	13,880,753	(840,683)	(76,888)	1,810,143	-	1,810,143
Net Loss			(192,916)				(192,916)		(192,916)
Other Comprehensive Loss, net of taxes
Net Change in Unrealized Holding Loss on Available-for-Sale Securities						(231)	(231)		(231)
Effect of Derivative Instruments						(17,152)	(17,152)		(17,152)
Effect of Pension and Other Postretirement Benefit Plans						(7,520)	(7,520)		(7,520)
Comprehensive Loss							(217,819)		(217,819)
Cash Dividends Declared			(46,875)				(46,875)		(46,875)
Issuance of Common Stock							-		-
Issuance of Restricted Stock Awards		(990)		(62,501)	999		9		9
Compensation Related to Options Granted		2,821					2,821		2,821
Amortization of Restricted Stock Awards		7,248					7,248		7,248
Options Exercised and Employee Stock Purchase Plan		336		(24,139)	302		638		638
Purchases of Treasury Stock				32,769	(920)		(920)		(920)
Balance at December 31, 2011	$44,291	$413,016	$2,040,031	13,826,882	$(840,302)	$(101,791)	$1,555,245	$-	$1,555,245

See notes to consolidated financial statements

75	Overseas Shipholding Group, Inc.

Overseas Shipholding Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Basis of presentation and description of business—The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation, and its majority-owned subsidiaries (the “Company” or “OSG”). For the three years ended December 31, 2011, all subsidiaries were wholly owned, with the exception of OSG America L.P., which became a wholly owned subsidiary of the Company in December 2009 (see Note 11). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method. Dollar amounts, except per share amounts are in thousands.

The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid cargoes in the international market and the U.S. Flag trades.

2.	Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

3.	Marketable securities—The Company’s investments in marketable securities are classified as either trading or available-for-sale and are carried at fair value. The Company utilizes the first-in, first-out method to determine the cost of marketable securities sold or the amount reclassified out of accumulated other comprehensive loss into earnings. Net unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive loss within equity. If a material decline in the fair value below the Company’s cost basis is determined to be other than temporary on available-for-sale securities, a noncash impairment loss is recorded in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a security classified as available-for-sale has been below its cost basis for more than six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. Unrealized holding gains and losses on investments that are classified as trading securities are included in other income on the consolidated statement of operations.

4.	Inventories—Inventories, which consist principally of fuel, are stated at cost determined on a first-in, first-out basis.

5.	Vessels, deferred drydocking expenditures and other property—Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton.

Other property, including buildings and leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to 35 years.

Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $6,767 in 2011, $10,334 in 2010 and $10,759 in 2009.

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

76	Overseas Shipholding Group, Inc.

6.	Impairment of long-lived assets—The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The amount of an impairment charge, if any, would be determined using discounted cash flows.

7.	Goodwill and intangible assets—Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of long-term customer relationships acquired as part of the purchase of Maritrans, Inc. and long-term customer relationships and charter-in contracts acquired as part of the 2007 purchase of the Heidmar Lightering business. The long-term customer relationships are being amortized on a straight-line basis over 20 years and the charter-in contracts were being amortized on a straight-line basis over approximately four years. The amortizable portion of the charter-in contracts was written down by $9,611 as part of the impairment charge taken on six vessels during the quarter ended June 30, 2010 (see Note 5). Accumulated amortization was $26,173 and $29,444 at December 31, 2011 and 2010, respectively. Amortization expense amounted to $5,183 in 2011, $6,340 in 2010 and $7,496 in 2009. Amortization of intangible assets for the five years subsequent to December 31, 2011 is expected to approximate $5,183 per year.

The Company tests the goodwill in its reporting units for impairment at least annually, or more frequently if impairment indicators arise, by comparing the estimated fair value of each operating segment with its net book value. The Company performed its annual goodwill impairment testing as of April 1, 2011. This evaluation did not result in an impairment charge being recognized in 2011. Furthermore, the fair value of the International Crude Tankers lightering business to which all of the goodwill is allocated was substantially in excess of its carrying value as of the second quarter impairment testing date. The Company has concluded that there have been no triggering events since the second quarter impairment test date that would require an interim test for goodwill impairment as of December 31, 2011.

8.	Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense over the life of the related debt. Deferred finance charges of $25,777 and $13,644 are included in other assets at December 31, 2011 and 2010, respectively. Amortization expense amounted to $3,023 in 2011, $3,663 in 2010 and $1,983 in 2009.

9.	Revenue and expense recognition—Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Voyage revenues and expenses are recognized ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis, and, therefore, are allocated between reporting periods based on the relative transit time in each period. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred. OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

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

10.	Derivatives—Accounting standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of the change in fair value of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

77	Overseas Shipholding Group, Inc.

At December 31, 2011, no ineffectiveness gains or losses have been recorded in earnings relative to interest rate swaps entered into by the Company or its subsidiaries that qualify as hedges. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt.

11.	Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

12.	Issuance of shares or units by subsidiaries—The Company accounts for gains or losses from the issuance of shares or units by its subsidiaries as an adjustment to equity.

13.	Newly issued accounting standards—In December 2010, the Financial Accounting Standards Board (“FASB”) amended the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance became effective for the Company on January 1, 2011 and had no impact on the Company’s consolidated financial statements. In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed by the Company beginning January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option used by the Company to report other comprehensive income and its components in the statement of changes in equity. Instead, upon adoption, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. The standard is intended to enhance comparability between entities that report under accounting principles generally accepted in the U.S. and those companies that report under International Financial Reporting Standards, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. In response to comments received from various constituents, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). The standards are effective for the Company beginning January 1, 2012.

In September 2011, the FASB issued ASU No. 2011-09, Disclosures about an Employer’s Participation in Multiemployer Plans, increasing the quantitative and qualitative disclosures an employer is required to provide in the company’s annual financial statements about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The standard is effective for the Company for its annual financial statements for the year ended December 31, 2011. The adoption of this guidance as of December 31, 2011, did not have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. Based on preliminary evaluations, OSG does not believe the adoption of the new accounting guidance will have a significant impact on its consolidated financial statements.

78	Overseas Shipholding Group, Inc.

NOTE 2 — EARNINGS PER COMMON SHARE:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

For the year ended December 31,	2011	2010	2009
Net (loss)/income attributable to Overseas Shipholding Group, Inc.	$(192,916)	$(134,243)	$70,170
Common shares outstanding, basic:
Weighted average shares outstanding, basic	30,228,441	29,498,127	26,863,958
Common shares outstanding, diluted:
Weighted average shares outstanding, basic	30,228,441	29,498,127	26,863,958
Dilutive equity awards	-	-	5,469
Weighted average shares outstanding, diluted	30,228,441	29,498,127	26,869,427

Awards of 1,857,233, 1,731,285 and 1,603,340 shares of common stock for 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and have been included in the computation of earnings per share pursuant to the two-class method.

NOTE 3 — DEBT AND LIQUIDITY:

Debt consists of the following:

As of December 31,	2011	2010
Unsecured revolving credit facility	$917,000	$807,000
8.125% notes due 2018, net of unamortized discount of $3,368 and $3,907	296,632	296,093
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $20 and $34	63,583	73,234
Floating rate secured term loans, due through 2023	642,677	663,863
	2,065,892	1,986,190
Less current portion	14,990	44,607
Long-term portion	$2,050,902	$1,941,583

The weighted average effective interest rate for debt outstanding at December 31, 2011 and 2010 was 3.6% and 3.8%, respectively. Such rates take into consideration related interest rate swaps.

Financial Covenants

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties). As noted below, certain of the Company’s debt agreements contain loan-to-value clauses, which could require OSG, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations. In addition, the financing agreements impose operating restrictions and establish minimum financial covenants, including limitations on the amount of total borrowings and secured debt and provide for acceleration of payment under certain circumstances, including failure to satisfy certain financial covenants. Failure to comply with any of the covenants in the financing agreements could also result in a default under those agreements and under other agreements containing cross-default provisions. The Company was in compliance with all of its financial covenants under all of its debt agreements as of December 31, 2011. The Company's forecasts for 2012 indicate significant reductions in the headroom that the Company has under the financial covenants in its debt agreements; however, the Company believes that it will maintain compliance with all of its covenants over the twelve months ending December 31, 2012, including those associated with the $900,000 forward start facility, which do not become effective until December 31, 2012. Additional information with respect to unsecured and secured long-term debt agreements to which the Company is a party follows:

79	Overseas Shipholding Group, Inc.

Unsecured Revolving Credit Facilities

In 2006, the Company entered into a $1,800,000 seven-year unsecured revolving credit agreement with a group of banks, which matures on February 8, 2013. In accordance with the terms of the credit agreement, the maximum amount the Company can borrow under its unsecured revolving credit facility decreased by $150,000 in February 2011 and will decrease by an additional $150,000 in February 2012. Borrowings under this facility bear interest at a rate based on LIBOR.

At December 31, 2011, the Company had unused unsecured credit availability, before a $150,000 reduction in February 2012, of approximately $722,854, which reflects $10,146 of letters of credit issued principally in connection with collateral requirements for derivative transactions and certain arbitration proceedings. The Company forecasts that it may need to further draw down upon this facility throughout 2012, but anticipates generating sufficient cash flows to sustain its operations in 2012 without having to utilize the facility’s full capacity.

The Company has taken steps to replace the borrowing capacity under the unsecured revolving credit facility, including by entering into a $900,000 unsecured forward start revolving credit agreement on May 26, 2011, with a bank lending group that matures on December 31, 2016. Under the terms of the agreement, OSG may begin borrowing under the forward start facility on February 8, 2013, the date on which OSG’s existing unsecured revolving credit facility expires. Financial covenants under the forward start facility, which are more restrictive than those contained in the $1,800,000 unsecured credit facility (due principally to differences in definitions between the two agreements), first become applicable on December 31, 2012.

The Company is evaluating how best to increase liquidity and how to bridge the potential gap between the amounts that it anticipates may be outstanding under the existing unsecured revolving credit facility as of February 8, 2013 and the amounts that will be available under the forward start credit facility. These options may include increasing the borrowing capacity of the forward start credit facility; obtaining incremental bank financing; raising debt or equity capital using the Form S-3 shelf registration that was filed on February 13, 2012; selling or entering into sale and leaseback transactions for one or more vessels; or a combination of such options. The Company believes that it will be able to execute one or more liquidity raising options. If market conditions, however, continue to remain weak, OSG may be unable to raise additional equity capital or obtain debt financing on acceptable terms.

Unsecured Senior Notes

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

Secured Loan Facilities

On July 1, 2010, the Company prepaid its fixed rate secured term loans due through 2014 with an outstanding balance of $42,174. Also, on June 24, 2010, the Company terminated its $200,000 secured revolver credit facility. The repayment of secured term loans and amounts outstanding under the secured revolving credit facility were funded with borrowings from the Company’s unsecured revolving credit facility.

As of December 31, 2011, 15 vessels (after giving effect to the prepayment in January 2012 of the term loans maturing in 2016), including one that was under construction, representing approximately 28% of the net book value of the Company’s vessels, are pledged as collateral under the following debt agreements:

80	Overseas Shipholding Group, Inc.

Term loans maturing in 2020 – This facility, with an outstanding balance of $269,966 at December 31, 2011, was amended in December 2011 to, among other things, reduce the minimum required loan-to-value ratio from 110% to 100% through January 2013. The loan-to-value ratio at December 31, 2011 was 111%.

Term loans maturing in 2016 – The Company gave notice of its intent to repay the outstanding principal balance of this facility in December 2011 and on January 18, 2012, prepaid the outstanding balance of $49,000 with borrowings from its unsecured revolving credit facility.

Term loans maturing in 2023 – This facility, with an outstanding balance of $323,711 as of December 31, 2011, financed the construction of three VLCCs and two Aframaxes in China, the last of which delivered in January 2012. As of December 31, 2010, the Company had unused availability of $89,807 under this facility, of which $61,548 was borrowed in January 2011 to finance the construction of one of the VLCCs. In December 2011, the Company entered into an amendment of the loan agreement which, among other things, reduced the total borrowing capacity of the facility by approximately $28,000 and reduced the minimum required loan-to-value ratio from 125% to 105% through January 2013. The loan-to-value ratio at December 31, 2011 was 110%.

In conjunction with the amendments discussed above, the Company also prepaid $37,665 in principal installments otherwise due in 2012 and 2013 in December 2011.

The aggregate annual principal payments, including unamortized discounts, required to be made on debt are as follows:

As of December 31, 2011
2012	$14,990
2013	185,331
2014	62,247
2015	45,581
2016	935,434
Thereafter	825,698
$2,069,281

Interest paid, excluding capitalized interest, amounted to $84,054 in 2011, $59,689 in 2010 and $43,125 in 2009.

NOTE 4 — BUSINESS AND SEGMENT REPORTING:

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

81	Overseas Shipholding Group, Inc.

Information about the Company’s reportable segments as of and for the three years ended December 31, 2011 follows:

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
2011
Shipping revenues	$337,137	$350,976	$13,285	$348,133	$1,049,531
Time charter equivalent revenues	266,429	200,195	13,229	310,348	790,201
Depreciation and amortization	74,392	40,836	5,809	58,684	179,721
Gain/(loss) on disposal of vessels	673	(71)	(29)	1,487	2,060
Income/(loss) from vessel operations	(71,033)	(34,270)	(827)	45,060	(61,070)
Equity in income of affiliated companies	10,484	-	7,157	4,413	22,054
Investments in affiliated companies at
December 31, 2011	227,373	3,855	15,717	4,440	251,385
Total assets at December 31, 2011	1,894,689	909,008	22,395	1,065,321	3,891,413
Expenditures for vessels	45,827	79,491	-	62,192	187,510
Payments for drydockings	16,600	14,234	-	16,526	47,360
2010
Shipping revenues	497,367	277,201	12,215	258,827	1,045,610
Time charter equivalent revenues	422,970	188,520	12,215	229,573	853,278
Depreciation and amortization	73,399	36,193	6,152	54,926	170,670
Shipyard contract termination (costs)/recoveries	-	-	-	2,061	2,061
Gain/(loss) on disposal of vessels	1,351	21	(2,287)	1,076	161
Loss on write-down of vessels	12,730	-	-	16,053	28,783
Income/(loss) from vessel operations	62,283	(16,740)	(562)	2,709	47,690
Equity in income/(loss) of affiliated companies	(7,881)	-	7,091	4,383	3,593
Investments in affiliated companies at
December 31, 2010	214,099	1,800	44,771	4,426	265,096
Total assets at December 31, 2010	1,906,661	825,747	53,727	1,068,102	3,854,237
Expenditures for vessels	85,828	121,226	-	214,309	421,363
Payments for drydockings	9,203	1,079	1,000	8,733	20,015
2009
Shipping revenues	552,164	272,641	7,848	260,965	1,093,618
Time charter equivalent revenues	488,021	225,059	7,848	231,693	952,621
Depreciation and amortization	72,654	41,508	6,628	51,614	172,404
Shipyard contract termination costs	-	-	-	(26,960)	(26,960)
Gain/(loss) on disposal of vessels	143,476	(2,854)	-	(636)	139,986
Loss on write-down of vessels	-	-	-	12,500	12,500
Income/(loss) from vessel operations	81,192	(3,161)	(1,423)	23,425	100,033
Equity in income/(loss) of affiliated companies	(10,412)	-	6,852	4,333	773
Investments in affiliated companies at
December 31, 2009	122,944	900	61,102	4,369	189,315
Total assets at December 31, 2009	1,756,928	760,065	70,276	929,570	3,516,839
Expenditures for vessels	206,344	169,018	-	219,724	595,086
Payments for drydockings	12,490	9,882	-	7,753	30,125

The Handysize Product Carriers that were reflagged under the U.S. Flag have been included in the International Product Carrier segment since these vessels continue to trade primarily in the international market. The joint venture with four LNG Carriers is included in Other International along with one chartered–in LPG Carrier, a chartered-in Chemical Carrier and one owned Pure Car Carrier.

82	Overseas Shipholding Group, Inc.

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

For the year ended December 31,	2011	2010	2009
Time charter equivalent revenues	$790,201	$853,278	$952,621
Add: Voyage expenses	259,330	192,332	140,997
Shipping revenues	$1,049,531	$1,045,610	$1,093,618

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

Reconciliations of income/(loss) from vessel operations of the segments to (loss)/income before income taxes, including net income attributable to noncontrolling interest, as reported in the consolidated statements of operations follow:

For the year ended December 31,	2011	2010	2009
Total (loss)/income from vessel operations of all segments	$(61,070)	$47,690	$100,033
General and administrative expenses	(83,178)	(100,424)	(121,112)
Severance and relocation costs	-	-	(2,317)
Shipyard contract termination recoveries/(costs)	-	2,061	(26,960)
Gain/(loss) on disposal of vessels, net of impairments	2,060	(28,622)	127,486
Consolidated (loss)/income from vessel operations	(142,188)	(79,295)	77,130
Equity in income of affiliated companies	22,054	3,593	773
Other income	2,154	1,047	1,672
Interest expense	(79,898)	(67,044)	(45,125)
(Loss)/income before income taxes	$(197,878)	$(141,699)	$34,450

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

At December 31,	2011	2010	2009
Total assets of all segments	$3,891,413	$3,854,237	$3,516,839
Corporate cash and securities, including Capital Construction Fund and restricted cash	54,877	273,696	573,333
Other unallocated amounts	88,059	113,170	118,269
Consolidated total assets	$4,034,349	$4,241,103	$4,208,441

83	Overseas Shipholding Group, Inc.

Certain additional information about the Company’s operations for the three years ended December 31, 2011 follows:

		International
	Consolidated	Flag	U.S. Flag
2011
Shipping revenues	$1,049,531	$701,398	$348,133
Total vessels, deferred drydock and other property at December 31, 2011	3,292,946	2,346,620	946,326
2010
Shipping revenues	1,045,610	786,783	258,827
Total vessels, deferred drydock and other property at December 31, 2010	3,245,515	2,305,305	940,210
2009
Shipping revenues	1,093,618	832,653	260,965
Total vessels, deferred drydock and other property at December 31, 2009	3,000,768	2,199,873	800,895

NOTE 5 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

As of December 31,	2011	2010
Vessels, at cost	$3,776,344	$3,082,816
Accumulated depreciation	(818,555)	(723,848)
Vessels, net	2,957,789	2,358,968

Construction in progress	239,768	806,818

Other property, at cost	68,999	62,737
Accumulated depreciation and amortization	(39,633)	(33,140)
Other property, net	29,366	29,597

Total Vessels and other property	$3,226,923	$3,195,383

84	Overseas Shipholding Group, Inc.

A breakdown of the carrying values of the Company's vessels, excluding construction in progress, by reportable segment and fleet as of December 31, 2011 and 2010 follows:

As of December 31, 2011
			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
	Cost	Depreciation	Value		(by dwt)	Vessels

International Flag Crude Tankers
VLCCs (includes ULCC)	$903,878	$(234,542)	$ 669,336	(1)	9.2	10
Suezmaxes	1,494	(605)	889	(2)	N/A	-
Aframaxes (includes OSG Lightering fleet)	399,955	(142,683)	257,272	(3)	10.0	8
Panamaxes	464,784	(131,225)	333,559		9.1	9
Total International Flag Crude Tankers	1,770,111	(509,055)	1,261,056		9.4	27

International Flag Product Carriers
Panamax	248,349	(23,718)	224,631		3.1	4
Handysize	686,916	(145,904)	541,012	(4)	6.5	15
Total International Flag Product Carriers	935,265	(169,622)	765,643		5.5	19

Total Other International Flag Vessels	28,682	(23,998)	4,684		24.3	1

Total U.S. Flag Vessels	1,042,286	(115,880)	926,406		5.1	12

Fleet Total	$3,776,344	$(818,555)	$2,957,789		8.5	59

(1)Includes four VLCCs that are pledged as collateral under secured term loans due through 2023, as discussed in Note 3, with an aggregate carrying value of $358,205.

(2)Represents capital expenditures made by the Company on bareboat chartered-in vessels.

(3)Includes five Aframaxes that are pledged as collateral under secured term loans due through 2023, as discussed in Note 3, with an aggregate carrying value of $187,098. Mortgages on two Aframaxes with an aggregate carrying value of $47,796, were released in January 2012 in connection with the prepayment of related debt.

(4)Includes seven Handysize Product Carriers that are pledged as collateral under secured term loans due through 2020, as discussed in Note 3, with an aggregate carrying value of $282,283.

85	Overseas Shipholding Group, Inc.

As of December 31, 2010
			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
	Cost	Depreciation	Value	(by dwt)	Vessels

International Flag Crude Tankers
VLCCs (includes ULCC)	$754,851	$(205,976)	$548,875	9.1	9
Suezmaxes	1,420	(400)	1,020	N/A	-
Aframaxes (includes OSG Lightering fleet)	399,807	(128,471)	271,336	9.0	8
Panamaxes	462,533	(112,792)	349,741	8.1	9
Total International Flag Crude Tankers	1,618,611	(447,639)	1,170,972	9.0	26

International Flag Product Carriers
Panamax	129,359	(16,391)	112,968	4.6	2
Handysize	642,047	(119,239)	522,808	6.0	14
Total International Flag Product Carriers	771,406	(135,630)	635,776	5.7	16

Total Other International Flag Vessels	28,682	(23,276)	5,406	23.3	1

Total U.S. Flag Vessels	664,117	(117,303)	546,814	11.5	12

Fleet Total	$3,082,816	$(723,848)	$2,358,968	8.8	55

Vessel activity, excluding construction in progress, for the three years ended December 31, 2011 is summarized as follows:

		Accumulated	Net Carrying
	Cost	Depreciation	Value
Balance at December 31, 2008	$2,679,802	$(602,403)	$2,077,399
Purchases and vessel additions	49,623
Transfers from construction in progress	303,358
Disposals	(348,991)	88,756
Depreciation		(110,652)
Impairment		(12,500)

Balance at December 31, 2009	2,683,792	(636,799)	2,046,993
Purchases and vessel additions	52,026
Transfers from construction in progress	412,290
Disposals and transfers to held for sale	(65,292)	53,898
Depreciation		(124,894)
Impairment		(16,053)

Balance at December 31, 2010	3,082,816	(723,848)	2,358,968
Purchases and vessel additions	38,203
Transfers from construction in progress	710,793
Disposals	(55,468)	45,316
Depreciation		(140,023)

Balance at December 31, 2011	$3,776,344	$(818,555)	$2,957,789

The total of purchases and vessel additions and transfers from construction in progress will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of expenditures for vessels remaining under construction at the beginning and end of each respective period.

86	Overseas Shipholding Group, Inc.

Purchase and Construction Commitments

As of December 31, 2011, the Company had remaining commitments for vessels to be wholly owned by the Company of $78,070 on non-cancelable contracts for the construction of four vessels. Two of these vessels (one VLCC and one Handysize Product Carrier) delivered in January 2012 and the remaining two vessels (Aframaxes) are scheduled for delivery in 2013.

Vessel Impairments

During the quarters ended September 30, 2009, March 31, 2010 and June 30, 2010, the Company recorded impairment charges totaling $12,500, $3,607 and $25,176, respectively, to write down a total of eight vessels to their estimated fair values. These write-downs covered (i) two single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf, (ii) four single-hulled U.S. Flag vessels, (iii) an older double-hulled U.S. Flag tanker with an inefficient gas turbine engine and (iv) a 1981-built U.S. Flag lightering ATB. The write-downs were the result of difficulties experienced in employing single-hulled vessels and changes in requirements for the Delaware Bay lightering business. All of the vessels discussed in this paragraph were delivered to buyers between July 2010 and October 2011.

The Company gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable, including the fact that average spot rates achieved in the Company's International Flag segments in the third and fourth quarters of 2011 were the lowest they have been during the industry’s cyclical downturn that began in the fourth quarter of 2008. Such rates have contributed in large part to eleven consecutive quarters of losses through the fourth quarter of 2011 and the likelihood is that the depressed markets may continue in the near term and put continued pressure on second hand tanker values, which have already experienced significant declines in the past twelve months.

The Company believes that given the relatively long remaining useful lives that its International Flag vessels have to generate sufficient cash flows to offset their carrying values, it is unlikely that its fleet is impaired as of December 31, 2011. However, a combination of the indicators noted above and the level of distress in the tanker markets suggest that an impairment testing trigger existed as of December 31, 2011. Accordingly, the Company performed an impairment test on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2011. Based on tests performed it was determined that the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the International Crude and Products vessels exceed each of the vessels’ carrying values as of December 31, 2011.

In September 2011, Sunoco announced that it will make its Marcus Hook and Philadelphia refineries available for sale. Subsequently, in December 2011, Sunoco announced that it expects to begin idling the Marcus Hook facility immediately while it continues to seek a buyer and also pursues options with third parties for alternate uses of the facility. Sunoco also announced that it intends to continue to operate the Philadelphia refinery as long as market conditions warrant. However, if a suitable transaction cannot be implemented, Sunoco intends to permanently idle the main processing units at the Philadelphia refinery no later than July 2012. Sunoco is the core customer of the Company’s Delaware Bay lightering business. The closures, if they were to occur, could result in the Company’s redeployment of the two new ATBs currently used in the Delaware Bay Lightering business to other locations with possible reductions in revenues earned. These two ATBs, the OSG 350 and the OSG 351, are recent newbuilds with relatively high cost bases and redeploying one or both of these vessels into the clean products trade would require modifications to be made to the vessels. Based on the tests performed it was determined that the estimated undiscounted future cash flows are expected to exceed the carrying values of each of the vessels as of December 31, 2011.

Shipyard Contract Termination

In early 2009, OSG began negotiations with Bender Shipbuilding & Repair Co., Inc. (“Bender”) to terminate the construction agreements covering six ATBs and two tug boats due to repeated delays in vessel delivery dates from the original contract delivery dates, Bender’s request for substantial price increases on all contracted vessels and OSG’s concern about Bender’s ability to complete the ATBs and tug boats within contract terms, including Bender’s lack of performance under such agreements and its financial condition.

87	Overseas Shipholding Group, Inc.

On March 13, 2009, the Company entered into a termination agreement with Bender. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units, (2) assume certain specified obligations related to construction of the units and (3) render a payment of $14,000 to a third party for the release of priority liens on the vessels being transferred to the Company. Through December 31, 2010, the amounts referred to in (1), (2) and (3) above aggregated $48,737 of which $24,484 was charged to expense from the date of the termination agreement, with the balance being capitalized as construction in progress. The Company completed construction at alternative shipyards of the two ATBs, which were delivered in March 2010 and April 2011 and the two tug boats, which were delivered in June and September 2011.

Unsecured creditors filed an involuntary petition for bankruptcy against Bender in June 2009 that was subsequently converted to a voluntary petition. In December 2010, a settlement agreement was reached by the creditors of Bender, leading to the approval by the bankruptcy court of a liquidation plan that resulted in OSG making further recoveries against the $14,000 described above, which was documented as a secured loan. During 2011, approximately $3,400 was recovered from property sales in accordance with the liquidation plan. Such recoveries are included in (gain)/loss on disposal of vessels in the consolidated statements of operations.

Vessel Acquisitions and Deliveries

During 2011, the Company completed construction of a U.S. Flag ATB, two International Flag Panamax Product Carriers, one VLCC, an International Flag Handysize Product Carrier and two tug boats.

During 2010, the Company completed construction of one VLCC, two International Flag Handysize Product Carriers and one ATB. In addition, OSG purchased one U.S. Flag Product Carrier upon its delivery from a shipyard. During the third quarter of 2010, another International Flag Handysize Product Carrier commenced a bareboat charter-in with a term of approximately five years upon its delivery from a shipyard. OSG entered into negotiations to purchase this vessel and in late-October 2010, completed the purchase of the vessel and the bareboat charter-in was canceled.

During 2009, the Company completed construction of two International Flag Aframaxes and one International Flag Panamax Product Carrier, which was sold and chartered back on a bareboat basis upon delivery. In addition, OSG purchased one International Flag Handysize Product Carrier and one U.S. Flag Product Carrier upon their delivery from shipyards.

Vessel Sales

During 2011, the Company delivered its two remaining single-hulled U.S. Flag Tankers (one of which was classified as held for sale on the December 31, 2010 consolidated balance sheet) and the remaining chartered-in single-hulled International Flag Aframax in which it had a residual interest to buyers. The Company recognized a gain of $2,117 on these transactions. Also, in October 2011, the Company delivered the 1981-built U.S. Flag lightering ATB discussed above, to buyers, recognizing a gain of $1,464. The gain on disposal of vessels during 2011 also includes approximately $3,400 in proceeds received in connection with property sales in accordance with the Bender bankruptcy liquidation plan, as discussed above, and losses of approximately $4,583 related to the cancellation of an order with an equipment supplier and the retirement of vessel support equipment.

In November 2010, the Company delivered one of its single-hulled U.S. Flag Tankers to buyers. Also, in December 2010, one of the chartered-in single-hulled International Flag Aframaxes in which the Company had a residual interest and for which an impairment charge was recorded in the second quarter of 2010, was delivered to buyers. The Company recognized a gain of $1,162 on these transactions.

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

During the first quarter of 2009, the Company delivered one of its 2000-built VLCCs to the buyer pursuant to a forward sales agreement entered in 2007. Accordingly, OSG recognized a gain on the sale of $76,654 in the first quarter of 2009. A ULCC, the TI Africa, which was wholly-owned by OSG, was sold in January 2009 to a joint venture in which the Company has a 50% interest for conversion to an FSO for approximately $200,000. The Company recorded a gain of $106,686, of which $53,343 was recognized in the first quarter of 2009 with the balance deferred to be amortized over the remaining life of the vessel. The gain recognized on the transaction was equal to 50% of the excess of the sales price over the carrying amount of the vessel. In addition, OSG sold and chartered back one International Flag Panamax Product Carrier.

During the second quarter of 2009, the Company sold three vessels and a barge: two International Flag Panamaxes for which the charterer had previously exercised purchase options and one U.S. Flag Tanker and one U.S. Flag barge, both of which had been classified as held for sale. The Company recognized a net gain of $422 on the sale of all these vessels.

88	Overseas Shipholding Group, Inc.

Drydocking activity for the three years ended December 31, 2011 is summarized as follows:

For the year ended December 31,	2011	2010	2009
Balance at January 1	$46,827	$58,535	$79,837
Payments for drydocking	47,360	20,015	30,125
Sub-total	94,187	78,550	109,962
Drydock amortization	(27,680)	(30,530)	(43,669)
Amounts recognized upon sale of vessels and non-cash adjustments	(484)	(1,193)	(7,758)
Balance at December 31	$66,023	$46,827	$58,535

NOTE 6 — EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2011, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating, Storage and Offloading Service Vessels, one of which commenced service on January 5, 2010 and the other which commenced service on August 30, 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”)

In February 2008, Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV for terms of approximately eight years, ending in the second half of 2017, to provide to MOQ two vessels, the FSO Asia and the FSO Africa, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG through long-term secured bank financing and partner loans. The joint venture entered into a $500,000 credit facility, which was secured by the service contracts to partially finance the acquisition of the two ULCCs and the cost of conversion. Conversion of both vessels to FSOs was delayed. The FSO Asia completed conversion in November 2009 and costs incurred subsequent thereto have been expensed by the joint venture. The FSO Asia experienced mechanical problems and effective hook-up did not occur until January 5, 2010. The service contract for the FSO Africa (formerly named the TI Africa) required that its conversion to an FSO be completed and it begin providing FSO services to MOQ by January 19, 2010 (the “Africa Cancellation Date”). On January 21, 2010, MOQ issued a notice of cancellation to the joint venture partners concerning the FSO Africa service contract due to its delayed delivery. The service contracts provided for the payment of liquidated damages by the joint ventures to MOQ for delays in delivery of the FSOs. Such liquidated damages, which were paid either through the date of delivery of the FSO Asia or termination of the service contract of the FSO Africa, were expensed by the joint venture as incurred. The FSO Africa was completed on March 14, 2010 and costs incurred subsequent thereto have been expensed by the joint venture. The FSO Africa commenced a three-year service contract with MOQ on August 30, 2010. On December 1, 2010 the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the balance available to borrow to $120,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR. As a result of this amendment, cash collateral aggregating $111,000 (previously posted by the joint venture partners in January 2010), was released to the joint venture partners in December 2010. Approximately $294,937 and $342,393 was outstanding under this facility as of December 31, 2011 and 2010, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of December 31, 2011 and 2010, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $122 and $278, respectively.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions all of which were being accounted for as cash flow hedges as of December 31, 2009. Pursuant to the interest rate swaps, covering notional amounts aggregating $396,993 and $439,622 at December 31, 2011 and 2010, respectively, the joint venture pays fixed rates of 3.9% and receives floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contracts for the FSO Asia and FSO Africa, the joint venture recognized a charge of approximately $6,546 related to the ineffective portion of the hedges during 2009. In the first quarter of 2010, the Company concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, amounts previously included in accumulated other comprehensive loss and all subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of such charges for the years ended December 31, 2011 and 2010, $5,075 and $9,885, respectively, were recognized in equity in income from affiliated companies. As of December 31, 2011 and 2010, the joint venture had a liability of $33,040 and $28,815, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $7,790 and $6,990 at December 31, 2011 and 2010, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only at December 31, 2011, since the swaps associated with the FSO Africa were de-designated and deemed to be ineffective during 2010.

89	Overseas Shipholding Group, Inc.

As a result of delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered-in the TI Oceania, a ULCC wholly-owned by the Company, as a temporary replacement unit. The Company recognized its share of the earnings related to this transaction with the joint venture. Charter hire payable by the joint venture aggregated $1,332 and $9,780 in 2010 and 2009, respectively. Fifty percent of such amounts, or $666 and $4,890, in 2010 and 2009 respectively, have been eliminated from equity in income of affiliated companies and shipping revenues in the accompanying statement of operations.

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

The interest rate swaps agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $790,946 and $819,987 at December 31, 2011 and 2010, respectively. These swaps are being accounted for as cash flow hedges. As of December 31, 2011 and 2010, the joint venture recorded a liability of $148,699 and $102,705, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $74,133 and $51,174 at December 31, 2011 and 2010, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet.

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

A condensed summary of the combined assets and liabilities of the equity method investments follows:

As of December 31,	2011	2010
Current assets	$134,064	$162,940
Vessels, net	1,704,929	1,766,927
Other assets	37,033	16,919
Total assets	$1,876,026	$1,946,786
Current liabilities	$156,670	$167,201
Long-term debt and other non-current liabilities	1,774,490	1,790,261
Accumulated deficit	(55,134)	(10,676)
Total liabilities and accumulated deficit	$1,876,026	$1,946,786

As of December 31, 2011 and 2010, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,110,088 and $1,187,257 respectively, of which $815,151 and $844,864, respectively, was nonrecourse to the Company. The Company’s percentage interest in the equity method investments with bank debt approximates 50%.

90	Overseas Shipholding Group, Inc.

A condensed summary of the results of operations of the equity method investments follows:

For the year ended December 31,	2011	2010	2009
Shipping revenues	$354,559	$312,409	$235,509
Ship operating expenses	(239,885)	(217,866)	(180,391)
Income from vessel operations	114,674	94,543	55,118
Other expense	(1,364)	(1,280)	(634)
Interest expense*	(71,830)	(86,765)	(58,964)
Net income/(loss)	$41,480	$6,498	$(4,480)

*Interest is net of amounts capitalized in connection with vessel construction of $0 (2011), $509 (2010) and $5,707 (2009).

91	Overseas Shipholding Group, Inc.

NOTE 7 — VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2011, the Company participates in five commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

The Company enters into joint ventures to take advantage of commercial opportunities. The Company has entered into three joint ventures with different partners (see Note 6). In each joint venture, the Company has the same relative rights and obligations and financial risks and rewards as its partners. The Company evaluated all eight arrangements to determine if they were variable interest entities (“VIEs”). The Company determined that two of the pools and one of the joint ventures met the criteria of a VIE and, therefore, the Company reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

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

The joint venture described in Note 6 that converted two ULCCs to FSOs was determined to be a VIE. The formation agreements state that all significant decisions must be approved by the majority of the board. As a result, the Company shares power to make all significant economic decisions that affect this joint venture. Since the Company does not control a majority of the board it is not considered a primary beneficiary. Accordingly, the Company accounts for this investment under the equity method of accounting.

The joint venture’s formation agreements require the Company and its joint venture partner to provide financial support as needed. The Company has provided and will continue to provide such support as described in Note 6.

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs described above as of December 31, 2011:

Consolidated Balance Sheet
Investments in Affiliated Companies	$220,093
Deferred Income Taxes and Other Liabilities(1)	122

(1)Represents the Company’s valuation of its several guaranty of the FSO joint venture’s debt at December 31, 2011.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2011.

	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Income Taxes and Other Liabilities	$122	$374,000

92	Overseas Shipholding Group, Inc.

In addition, as of December 31, 2011, the Company had approximately $28,224 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2011. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guaranty would first be reduced by the fair value of such FSOs.

NOTE 8 – GOODWILL

Goodwill as of December 31, 2011 and 2010 is summarized as follows:

In thousands	Crude Segment and Total
Balance at January 1 and December 31, 2011 and 2010
Goodwill	$9,589
Accumulated impairment losses	–
$9,589

Refer to Note 1 for a description of the Company’s accounting policy for goodwill and the results of the annual impairment test performed on the goodwill balance relating to the International Crude Tankers lightering business acquired in 2007.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

Short-term investments—The carrying amounts reported in the consolidated balance sheet for short-term investments, which consisted of interest-bearing time deposits approximate their fair value.

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

The estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010, other than derivatives, follow:

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	2011	2011	2010	2010
Financial assets (liabilities)
Cash and cash equivalents	$54,877	$54,877	$253,649	$253,649
Short-term investments	-	-	20,047	20,047
Marketable securities	13,384	13,384	646	646
Debt	(2,065,892)	(1,801,681)	(1,986,190)	(1,926,685)

93	Overseas Shipholding Group, Inc.

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes that reduce its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and (ii) from time to time for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. There were no contracts outstanding as of December 31, 2011 and 2010.

Fuel Price Volatility Risk

The Company enters into stand alone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. As of December 31, 2011, the Company is party to three bunker swap agreements, the details of which are as follows:

	Metric Tons	Price per Metric
Fuel Type	per Month	ton (MT)	Contract Period
3.5% Rotterdam Fuel Oil	400 MT	$522	July 2011 to September 2012
3.5% Rotterdam Fuel Oil	500 MT	$607	October 2011 to September 2013
3.5% Rotterdam Fuel Oil	500 MT	$580	October 2011 to September 2013

These contracts settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month.  These swaps do not qualify as cash flow hedges for accounting purposes.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $310,884 at December 31, 2011, pursuant to which it pays fixed rates ranging from 3.3% to 4.7% and receives floating rates based on LIBOR (approximately 0.58% at December 31, 2011). These agreements contain no leverage features and have various final maturity dates ranging from March 2012 to August 2014.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates which management considers favorable. At December 31, 2011, the notional amounts of the foreign currency forward contracts aggregated approximately €6,000 settling monthly through March 2012. Such contracts were not designated as cash flow hedges for accounting purposes.

94	Overseas Shipholding Group, Inc.

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

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
December 31, 2011	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:

Current portion	Prepaid expenses and other current assets	$-	Accounts payable, accrued expenses and other current liabilities	$(6,109)

Long-term portion	Other assets	-	Deferred income taxes and other liabilities	(1,109)

Total derivatives designated as hedging instruments		$-		$(7,218)

Derivatives not designated as hedging instruments:

Bunker swaps:

Current portion	Prepaid expenses and other current assets	$165	Accounts payable, accrued expenses and other current liabilities	$-

Long-term portion	Other assets	-	Deferred income taxes and other liabilities	(321)

Foreign currency contracts:

	Prepaid expenses and other current assets	-	Accounts payable, accrued expenses and other current liabilities	(57)
Total derivatives not designated as hedging instruments		$165		$(378)
Total derivatives		$165		$(7,596)

95	Overseas Shipholding Group, Inc.

	Asset Derivatives		Liability Derivatives
December 31, 2010	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:

Current portion	Prepaid expenses and other current assets	$-	Accounts payable, accrued expenses and other current liabilities	$(9,852)

Long-term portion	Other assets	-	Deferred income taxes and other liabilities	(6,166)

Foreign currency contracts:
	Prepaid expenses and other current assets	430	Accounts payable, accrued expenses and other current liabilities	(132)

Total derivatives designated as hedging instruments		$430		$(16,150)

Derivatives not designated as hedging instruments:

Bunker swaps:

Current portion	Prepaid expenses and other current assets	$271	Accounts payable, accrued expenses and other current liabilities	$-

Long-term portion	Other assets	-	Deferred income taxes and other liabilities	-

Total derivatives not designated as hedging instruments		$271		$-
Total derivatives		$701		$(16,150)

96	Overseas Shipholding Group, Inc.

The effect of cash flow hedging relationships on the balance sheets as of December 31, 2011 and 2010 follows:

	Amount of Derivative Gain or (Loss)
	Reclassified to Accumulated Other
	Comprehensive Loss
	(Effective Portion)
In thousands	December 31, 2011	December 31, 2010
Interest rate swaps	$(87,038)	$(70,177)
Foreign currency contracts	-	291
Total	$(87,038)	$(69,886)

The effects of cash flow hedging relationships on the statement of operations for the three years ended December 31, 2011 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other Comprehensive
	Loss		Ineffective Portion
For the year ended		Amount of		Amount of
December 31, 2011	Location	Gain/(Loss)	Location	Gain/(Loss)
Interest rate swaps	Interest expense	$(8,796)	Interest expense	$-
Foreign currency contracts	General and administrative expenses	602	General and administrative expenses	-
Total		$(8,194)		$-

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other Comprehensive
	Loss		Ineffective Portion
For the year ended		Amount of		Amount of
December 31, 2010	Location	Gain/(Loss)	Location	Gain/(Loss)
FFAs and bunker swaps	Shipping revenues	$970	Shipping revenues	$-
Interest rate swaps	Interest expense	(10,666)	Interest expense	-
Foreign currency contracts	General and administrative expenses	(2,318)	General and administrative expenses	6
Total		$(12,014)		$6

97	Overseas Shipholding Group, Inc.

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other Comprehensive
	Loss		Ineffective Portion
For the year ended		Amount of		Amount of
December 31, 2009	Location	Gain/(Loss)	Location	Gain/(Loss)
FFAs and bunker swaps	Shipping revenues	$47,425	Shipping revenues	$(534)
Interest rate swaps	Interest expense	(10,585)	Interest expense	-
Foreign currency contracts	General and administrative expenses	788	General and administrative expenses	19
Total		$37,628		$(515)

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the years ended December 31, 2011 and 2010 are as follows:

		Years Ended
		December 31,
	Location	2011	2010	2009
FFAs and bunker swaps	Other income/(expense)	$840	$276	$1,672
Foreign currency contracts	General and administrative expenses	(57)	-	-
		$783	$276	$1,672
98	Overseas Shipholding Group, Inc.

Fair Value Hierarchy

The following tables present the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

		Level 1:
		Quoted prices in active		Level 2:
		markets for identical		Significant other
In thousands	Fair Value	assets or liabilities		observable inputs
Assets/(Liabilities) at December 31, 2011:
Trading marketable securities	$12,346	$12,346	(1)	$-
Available-for-sale marketable securities	$1,038	$1,038		-
Derivative Assets	$165	$165	(2)	$-
Derivative Liabilities	$(7,596)	$(321	)(2)	$(7,275	)(3)
Assets/(Liabilities) at December 31, 2010:
Available-for-sale marketable securities	$646	$646		$-
Derivative Assets	$701	$271	(4)	$430	(4)
Derivative Liabilities	$(16,150)	$-		$(16,150	)(5)

(1)	Included in other assets in the accompanying consolidated balance sheet
(2)	Bunker swaps
(3)	Standard interest rate swaps (liability of $7,218) and foreign currency contracts (liability of $57)
(4)	Bunker swaps (asset of $271) and foreign currency contracts (asset of $430)

(5)	Standard interest rate swaps (liability of $16,018) and foreign currency contracts (liability of $132)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At December 31, 2011, the Company did not hold collateral related to its derivative transactions. At December 31, 2011, the Company had a $1,000 letter of credit issued in relation to its derivative activities (see Note 3).

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accounts payable, accrued expenses and other current liabilities follows:

At December 31,	2011	2010
Accounts payable	$18,554	$16,083
Payroll and benefits	12,133	16,302
Interest	13,020	17,177
Due to owners on chartered in vessels	3,781	3,693
Accrued drydock and repair costs	5,527	2,950
Bunkers and lubricants	9,724	7,086
Charter revenues received in advance	28,085	29,492
Insurance	625	862
Current portion of derivative liabilities	6,166	9,984
Other	27,496	25,549
	$125,111	$129,178

99	Overseas Shipholding Group, Inc.

NOTE 11 — REPURCHASE OF COMMON UNITS OF OSG AMERICA L.P.:

On November 8, 2007, a subsidiary of the Company, OSG America L.P., a master limited partnership (“MLP”), completed its initial public offering of 7,500,000 common units (“Units”), representing a 24.5% limited partner interest, at a price of $19.00 per Unit. On November 5, 2009, OSG initiated a tender offer for the 6,999,565 outstanding publicly held Units of OSG America L.P. for $10.25 in cash per Unit. At the time of the tender offer, the Company effectively owned 77.1% of OSG America L.P. The number of Units validly tendered in the initial offering period satisfied the non−waivable condition that more than 4,003,166 Units be validly tendered, such that OSG owned more than 80% of the outstanding Units. OSG exercised its right pursuant to Section 15.01 of the amended and restated limited partnership agreement of the partnership to purchase all of the remaining Units that were not tendered in the Offer and acquired the remaining outstanding Units on December 17, 2009. The Company financed the purchase price of $71,792 through funds drawn under its unsecured revolving credit facility.

NOTE 12 — TAXES:

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

100	Overseas Shipholding Group, Inc.

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as its share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures was required in the three years ended December 31, 2011 and no provision for U.S. income taxes on the undistributed income of the foreign shipping companies accumulated through December 31, 1986 was required at December 31, 2011. As of December 31, 2011, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,300,000, including $119,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $790,000.

The significant components of the Company’s deferred tax liabilities and assets follow:

As of December 31,	2011	2010
Deferred tax liabilities:
Excess of book over tax basis of depreciable or amortizable assets—net	$267,687	$219,980
Costs capitalized and amortized for book, expensed for tax	11,391	9,122
Other—net	67	1,440
Total deferred tax liabilities	279,145	230,542
Deferred tax assets:
Net operating loss carryforward	110,908	47,987
Employee compensation and benefit plans	23,201	23,399
Other comprehensive income	8,533	7,079
Other—net	6,262	3,173
Total deferred tax assets	148,904	81,638
Valuation allowance	72,888	60,341
Net deferred tax assets	76,016	21,297
Net deferred tax liabilities	203,129	209,245
Current portion of net deferred tax liabilities	-	-
Long-term portion of net deferred tax liabilities	$203,129	$209,245

The Company established a valuation allowance against deferred tax assets in 2008 because the Company could not prove that it was more likely than not that the full amount of the deferred tax assets generated primarily by vessel impairments and a net operating loss generated in 2008 would be realized through the generation of taxable income in the near future. On November 6, 2009, the President of the U.S. signed the Worker, Homeownership, and Business Assistance Act of 2009. This law included a provision allowing taxpayers to elect an increased carryback period for net operating losses incurred in either 2008 or 2009. As a result of this change in the law, 2008 vessel impairments that were recognized for tax purposes in 2009 were carried back to offset earnings generated in 2004. The valuation allowance associated with these deferred tax assets aggregating $21,624 was accordingly reversed since realization was expected. The Company annually evaluates the need for a valuation allowance based on its assessment of whether it is more likely than not that such assets will be realized in the near future. OSG also established a valuation allowance of $6,413 against deferred tax assets originating in 2009 for the same reasons stated above for 2008. During both 2011 and 2010, the Company increased its valuation allowance by $12,547 and $27,518, respectively, against net operating loss carryforwards and other deferred tax assets arising in such years.

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

Under U.S. tax law, the Unit repurchase caused a reduction to the tax basis of the vessels held by OSG America L.P. of approximately $49,000. Since the carrying book basis in these assets did not change, the result of the tax basis reduction was an increase to the deferred tax liabilities associated with these vessels. The associated tax impact was recorded as a reduction to the Company's paid-in additional capital in 2010 in the accompanying balance sheet.

101	Overseas Shipholding Group, Inc.

The components of (loss)/income before income taxes, adjusted for noncontrolling interest, follow:

For the year ended December 31,	2011	2010	2009
Foreign	$(127,552)	$(13,259)	$175,771
Domestic	(70,326)	(128,440)	(141,321)
	$(197,878)	$(141,699)	$34,450

Substantially all of the above foreign income resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The adjustments for noncontrolling interest in 2009 relate only to domestic income.

The components of the income tax (provisions)/benefits follow:

For the year ended December 31,	2011	2010	2009
Current	$295	$(2,720)	$40,395
Deferred	4,667	10,176	(3,698)
	$4,962	$7,456	$36,697

Reconciliations of the actual income tax rate attributable to pretax results and the U.S. statutory income tax rate follow:

For the year ended December 31,	2011	2010	2009
Actual income tax rate	2.5%	5.2%	-106.5%
Adjustments due to:
Operations not subject to U.S. income taxes	25.2%	10.5%	97.3%
Basis adjustment recognized related to liquidation of OSG America L.P.	0.0%	1.4%	-13.6%
Other	0.3%	2.5%	13.6%
Valuation allowance	7.0%	15.4%	44.2%
U.S. statutory income tax rate	35.0%	35.0%	35.0%

The following is a roll-forward of the Company’s unrecognized tax benefits for 2011 and 2010:

	2011	2010
Balance of unrecognized tax benefits as of January 1,	$4,943	$5,292
Increases for positions taken in prior years	-	1,072
Amounts of decreases related to settlements	-	(812)
Reductions due to lapse of statutes of limitations	(139)	(609)
Balance of unrecognized tax benefits as of December 31,	$4,804	$4,943

102	Overseas Shipholding Group, Inc.

The Company does not presently anticipate that such uncertain tax positions will significantly increase or decrease in the next 12 months; however actual developments could differ from those currently expected. The Company is generally no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

OSG records interest and penalties on unrecognized tax benefits in its provision for income taxes. The interest and penalties on unrecognized tax benefits are included in the roll-forward schedule above and were approximately $1,059 in 2011 and $1,065 in 2010.

NOTE 13 — CAPITAL STOCK AND STOCK COMPENSATION:

On March 9, 2010, pursuant to a Form S-3 shelf registration, the Company sold 3,500,000 shares of its common stock at a price of $45.33 per share. The Company received net proceeds of $158,266, after deducting estimated expenses.

The 2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended and restated as of June 2010 (the “2004 Plan”), enables the Company to grant stock- based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors. A total of 1,799,007 shares of the Company’s stock may be issued or used as the basis for awards under the 2004 Plan as of December 31, 2011.

Restricted Stock Units

The Company granted a total of 45,192, 30,444 and 33,840 restricted stock units during the years ended December 31, 2011, 2010 and 2009, respectively, to its non-employee directors. At the date of the awards the fair market value of the Company’s stock was $26.55 (2011), $39.41 (2010) and $35.46 (2009) per share. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-employee director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.

Restricted Common Stock, Performance Related Restricted Stock Units and Options

During the three years ended December 31, 2011, the Company awarded a total of 82,544 (2011) and 71,008 (2010) shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair values of the restricted stock issued during the three years ended December 31, 2011 were $34.90 (2011) and $43.40 (2010) per share.

During the three years ended December 31, 2011, the Company granted a total of 232,107 (2011) and 44,142 (2010) performance related restricted stock units to certain of its employees, including senior officers. Each performance stock unit represents a contingent right to receive shares of common stock of the Company based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest. Dividends will be paid when the performance period expires and are conditioned upon the attainment of the performance goals. The estimated weighted average grant-date fair value of performance stock units awarded during 2011 and 2010 was $17.43 and $52.43, respectively. The performance related grants in 2011 and 2010 were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants. There were no performance related grants awarded during 2009.

On December 31, 2011, a total of 47,289 performance related restricted stock units and 146,270 performance related options were forfeited since the market related performance goals were not met. On December 31, 2009, a total of 195,407 performance related restricted stock units were forfeited since the market related performance goal was not met. No performance related restricted stock units vested during the three years ended December 31, 2011, since the market related performance goals were not met.

103	Overseas Shipholding Group, Inc.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of all of these grants of restricted stock and restricted stock units was $6,959, $7,700 and $8,774 during each of the years ended December 31, 2011, 2010 and 2009, respectively.

Activity with respect to restricted common stock and restricted stock units is summarized as follows:

Nonvested Shares Outstanding at December 31, 2008	706,204
Granted	33,840
Vested ($40.95 to $78.80 per share)	(142,931)
Forfeited	(234,884)
Nonvested Shares Outstanding at December 31, 2009	362,229
Granted	145,594
Vested ($35.46 to $64.92 per share)	(140,292)
Forfeited	(15,836)
Nonvested Shares Outstanding at December 31, 2010	351,695
Granted	359,843
Vested ($39.41 to $64.92 per share)	(127,391)
Forfeited	(75,087)
Nonvested Shares Outstanding at December 31, 2011	509,060

Stock Options

Options covering 1,729,574 shares are outstanding under the 2004 Plan with exercise prices ranging from $22.50 to $64.92 per share (the market prices at dates of grant).

Options covering 102,113 shares are outstanding under the 1998 stock option plan with exercise prices ranging from $18.16 to $35.70 per share (the market prices at dates of grant). Options granted under the 1998 stock option plan vested and became exercisable over a three-year period and expire ten years from the date of grant. No further options may be granted under this plan.

Options covering 37,000 shares are outstanding under the 1999 non-employee director stock option plan with exercise prices ranging from $16.35 to $44.47 per share (the market prices at dates of grant). The plan provided for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vested and became exercisable over a three-year period; annual options vested and became exercisable one year from the date of the grant. All options expire ten years from the date of grant. No further options may be granted under this plan.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2008	1,528,164
Granted	-
Forfeited	(50,883)
Exercised ($13.81 per share)	(3,300)
Options Outstanding at December 31, 2009	1,473,981
Granted	141,988
Forfeited	(53,763)
Exercised ($23.25 to $29.67 per share)	(19,000)
Options Outstanding at December 31, 2010	1,543,206
Granted	626,312
Forfeited	(300,831)
Exercised	-
Options Outstanding at December 31, 2011	1,868,687
Options Exercisable at December 31, 2011	1,104,629

104	Overseas Shipholding Group, Inc.

The weighted average remaining contractual life of the outstanding stock options at December 31, 2011 was 6.8 years. The range of exercise prices of the stock options outstanding at December 31, 2011 was $16.35 to $64.92 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2011 and 2010 were $41.53 and $50.75 per share, respectively. None of the stock options outstanding and exercisable at December 31, 2011 were “in-the-money”.

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2011 and 2010: risk free interest rates of 2.2% and 2.8%, dividend yields of 4.1%, expected stock price volatility factors of .45 and expected lives of 8.1 and 6.0 years. The weighted average grant-date fair values of options granted in 2011 and 2010 were $5.72 and $13.53, respectively. There were no options granted in 2009. The total intrinsic value of options exercised amounted to $359 in 2010 and $87 in 2009. There were no options exercised during 2011.

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

Compensation expense as a result of the grants of stock options described above was $2,748, $4,164 and $5,282 during each of the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, there was $13,038 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

At December 31,	2011	2010
Unrealized gains on available-for-sale securities	$34	$265
Unrealized losses on derivative instruments	(87,038)	(69,886)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(14,787)	(7,267)
	$(101,791)	$(76,888)

105	Overseas Shipholding Group, Inc.

The following amounts are included in accumulated other comprehensive loss at December 31, 2011, which have not yet been recognized in net periodic cost: unrecognized transition obligation of $24 ($15 net of tax), unrecognized prior service costs of $1,205 ($998 net of tax) and unrecognized actuarial losses $19,991 ($13,774 net of tax). The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2012 are a loss of $10 ($6 net of tax), a gain of $52 ($26 net of tax) and a loss of $675 ($460 net of tax), respectively.

At December 31, 2011, the Company expects that it will reclassify $27,341 of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt.

The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

For the year ended December 31,	2011	2010
Reclassification adjustments for amounts included in net income/(loss), net:
Interest expense	$8,151	$10,321
Shipping revenues	-	(1,707)
Change in unrealized impact of derivative instruments	(25,303)	(25,851)
	$(17,152)	$(17,237)

The income tax expense/(benefit) allocated to each component of other comprehensive income/(loss) follows:

For the year ended December 31,	2011	2010	2009
Unrealized losses on derivative instruments	$(4,288)	$(4,055)	$1,151
Pension liabilities	(2,742)	93	2,532
Reclassification adjustments included in net income/(loss):
General and administrative expenses	50	21	112
Losses on derivative instruments	2,386	2,365	1,913
	$(4,594)	$(1,576)	$5,708

106	Overseas Shipholding Group, Inc.

NOTE 15 — LEASES:

1.	Charters-in:

As of December 31, 2011, the Company had commitments to charter-in 47 vessels. All of the charter-ins are, or will be, accounted for as operating leases, of which 21 are bareboat charters and 26 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At December 31, 2011	Amount	Operating Days
2012	$153,304	7,686
2013	152,832	7,665
2014	142,490	6,100
2015	87,108	3,850
2016	52,729	2,928
Thereafter	146,814	7,806
Net minimum lease payments	$735,277	36,035

Time Charters-in:

At December 31, 2011	Amount	Operating Days
2012	$161,101	9,718
2013	107,883	7,255
2014	87,848	5,495
2015	69,416	4,236
2016	55,822	3,406
Thereafter	62,276	3,811
Net minimum lease payments	$544,346	33,921

107	Overseas Shipholding Group, Inc.

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

On December 11, 2009, the Company entered into an agreement with American Shipping Company ASA (“AMSC”) and Aker Philadelphia Shipyard ASA (“APSI”), and certain of their affiliates and other related parties (collectively “Aker”). In connection with such agreement, OSG agreed to purchase two U.S. Flag Handysize Product Carriers (Overseas Cascade and Overseas Chinook), which vessels were previously subject to bareboat charters-in. In addition, the agreement provides that if certain conditions are satisfied by Aker, the charter-in terms of the other ten Product Carriers constructed by APSI will be extended to a period of ten years from December 11, 2009. These conditions had not been met as of December 31, 2011.

During 2009, the Company sold and chartered back one International Flag Panamax Product Carrier, which bareboat charter is classified as an operating lease. The aggregate gain on the transaction of approximately $1,018 was deferred and is being amortized over the approximately twelve year term of the lease as a reduction of charter hire expenses.

During the third quarter of 2009, the Company terminated the time charter-in of a VLCC as a result of the vessel owner's breach of the underlying charter party agreement. Accordingly, the Company recognized the remaining unamortized balance of the gain, $16,617, which was deferred at the time of the sale and charter back of such vessel in 2006. This gain was reduced by a reserve of $2,744 established against certain receivables due from the vessel owner. The time charter-in was originally scheduled to end in September 2013.

2.	Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

		Revenue
At December 31, 2011	Amount	Days
2012	$198,929	5,506
2013	122,989	2,434
2014	77,050	1,277
2015	15,952	216
2016	-	-
Net minimum lease payments	$414,920	9,433

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $5,600 (2012) and $5,626 (2013), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price. The largest COA in the Delaware Bay lightering trade is excluded from the table above because the minimum annual revenues for that contract cannot be reasonably estimated. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

108	Overseas Shipholding Group, Inc.

Two of the Company’s vessels were chartered out to a company that filed for bankruptcy in January 2011. These charters were canceled in February 2011. The Company filed claims against the charterer for unpaid charter-hire and damages for estimated losses that were incurred as a result of not being able to replace the time charters at comparable levels in the spot market. Pursuant to a settlement agreement reached during the fourth quarter, approximately $2,100 was received in full settlement of the Company’s claims. Such proceeds were recognized in shipping revenues in the accompanying consolidated statement of operations.

3.	Office space:

The future minimum commitments under lease obligations for office space are as follows:

At December 31, 2011
2012	$4,586
2013	4,636
2014	4,014
2015	3,441
2016	3,584
Thereafter	12,886
Net minimum lease payments	$33,147

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $4,614 in 2011, $5,013 in 2010 and $5,737 in 2009.

NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2011, the Maritrans Plan is the Company’s only domestic defined benefit pension plan. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multiemployer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

The Company also has obligations outstanding under an unfunded, nonqualified supplemental defined benefit pension plan, which was terminated in December 2005, to five former employees entitled to deferred benefits and one retiree currently in receipt of benefits.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position.

Multiemployer Pension and Postretirement Benefit plans

Certain of the Company’s domestic subsidiaries are parties to collective-bargaining agreements that require them to make contributions to three jointly managed (Company and union) multiemployer pension plans covering seagoing personnel of U.S. Flag vessels. All three plans, the American Maritime Officers (“AMO”) Pension Plan, the Seafarers Pension Plan (“SIU”) and the Marine Engineers’ Beneficial Association (“MEBA”) Defined Benefit Pension Plan are individually significant (as such term is defined in the accounting standards). This is because of the potential withdrawal liabilities under the AMO Pension Plan and the MEBA Defined Benefit Pension Plan and because the Company’s contributions to the SIU plan constitutes more than 5% of total employer contributions to the plan during each of the pension plan years ending in 2011.

109	Overseas Shipholding Group, Inc.

Plan level information is available in the public domain for each of the multiemployer pension plans in which the Company participates. The table below provides additional information about the Company’s participation in the above multiemployer pension plans:

	Pension Protection Act				Contributions made
	Zone Status(1)				by the Company
Pension Plan	EIN / Pension Plan Number	2011	2010	Rehabilitation Plan Status	2011	2010	2009

AMO Pension Plan	13-1936709	Red	Red	Implemented	$805	$773	$841

MEBA Pension Plan	51-6029896	Green	Green	None	-	-	-

Seafarers Pension Plan	13-6100329	Green	Green	None	425	374	368
Total Contributions					$1,230	$1,147	$1,209

(1) A "Red" zone status indicates that the plan is less than 65% funded. A "Green" zone status indicates that the plan is at least 80% funded.

The zone status reflected in the above table applies to the plan year ending in the prior calendar year. The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company’s future minimum contribution requirements under the three multiemployer pension plans shown above are unavailable as of December 31, 2011 because actuarial reports for the 2011 plan years are not yet complete and such contributions are subject to negotiations between the employers and the unions. The MEBA Pension Plan has been fully funded since 1986. There have therefore been no employer contributions since that time, but the plan was expected to experience funding deficiencies beginning in 2012. As a result, in January 2012, MEBA and the employers agreed to reduce pension benefit accrual rates for future service. Additionally, MEBA and OSG agreed to contractual changes transferring pension contribution obligations to the union members through reallocation of amounts paid by OSG for wages and certain other benefits. In October 2009, the AMO plan filed with the Department of Labor as being in critical status as defined by the Pension Protection Act of 2006. The related rehabilitation plan, which was implemented in 2010, eliminated or reduced certain adjustable benefits, including cost of living adjustments, early retirement and disability pensions. In addition, AMO froze their plan effective January 1, 2010 for the future accrual of benefits and imposed a 5% surcharge during 2011 on the contribution rate per man day. The MEBA and SIU plans utilized the special 29-year amortization rules under Pension Protection Act to amortize their investment losses from 2008, instead of 15 years. In order to take advantage of this extended amortization period, the plans are not permitted to increase benefits through the 2012 plan years unless the increases are funded by additional contributions and other conditions are met. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. The Company’s withdrawal liabilities under the AMO and MEBA pension plans are unavailable as of December 31, 2011 because actuarial reports are not yet complete. Based on information received from the trustees of the AMO Pension Plan, however, as of September 30, 2011, the Company’s estimated withdrawal liability was approximately $17,736. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2011.

The AMO, SIU and MEBA collective bargaining agreements expire in March 2012, June 2012 and June 2020, respectively. The collective bargaining agreements also require the Company to make contributions to certain other postretirement employee benefit plans the unions offer to their members. Such contributions were not material during the three years ended December 31, 2011.

Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of all these plans were not material during the three years ended December 31, 2011.

Postretirement Benefit plans

The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents. Contributions at retirement are required under the health care plan for shore-based employees and dependents of seagoing licensed deck officers, while the life insurance plan for all employees and the health care plan for deck officers are noncontributory. In general, postretirement medical coverage is provided to shore-based employees hired by OSG prior to January 1, 2005 and all deck officers who retire and have met minimum age and service requirements under a formula related to total years of service. The Company no longer provides prescription drug coverage to its retirees or their beneficiaries, once they reach age 65. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the health care and life insurance benefits at any time.

110	Overseas Shipholding Group, Inc.

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$42,460	$40,862	$5,402	$5,485
Cost of benefits earned (service cost)	-	-	226	223
Interest cost on benefit obligation	2,171	2,212	292	295
Amendments	-	-	-	(639)
Actuarial losses	4,445	1,605	599	170
Benefits paid	(2,222)	(2,219)	(124)	(132)
Benefit obligation at year end	46,854	42,460	6,395	5,402
Change in plan assets:
Fair value of plan assets at beginning of year	30,329	26,752	-	-
Actual return on plan assets	(634)	3,361	-	-
Employer contributions	1,348	2,359	-	-
Benefits paid	(2,146)	(2,143)	-	-
Fair value of plan assets at year end	28,897	30,329	-	-
Unfunded status at December 31	$(17,957)	$(12,131)	$(6,395)	$(5,402)

The unfunded benefit obligations for the Company’s pension and postretirement benefit plans are included in deferred income taxes and other liabilities in the consolidated balance sheet.

Information for domestic defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2011	2010
Projected benefit obligation	$46,854	$42,460
Accumulated benefit obligation	46,854	42,460
Fair value of plan assets	28,897	30,329

	Pension benefits			Other benefits
For the year ended December 31,	2011	2010	2009	2011	2010	2009
Components of expense:
Cost of benefits earned	$-	$-	$-	$226	$223	$205
Interest cost on benefit obligation	2,171	2,212	2,235	292	295	223
Expected return on plan assets	(2,030)	(1,796)	(1,451)	-	-	-
Amortization of prior-service costs	-	-	-	(157)	(240)	(240)
Amortization of transition obligation	-	-	-	20	20	20
Recognized net actuarial loss	30	25	375	122	91	22
Net periodic benefit cost	$171	$441	$1,159	$503	$389	$230

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits		Other benefits
At December 31,	2011	2010	2011	2010
Discount rate	4.50%	5.25%	4.50%	5.25%
Rate of future compensation increases	-	-	-	-

The selection of a discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

111	Overseas Shipholding Group, Inc.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2011	2010	2009	2011	2010	2009
Discount rate	5.25%	5.50%	5.00%	5.25%	5.50%	5.75%
Expected (long-term) return on plan assets	6.75%	6.75%	6.75%	-	-	-
Rate of future compensation increases	-	-	-	-	-	-

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 7% for 2012 over the actual 2011 rates, with the rate of increase declining thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2014. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components in 2011	$115	$(86)
Effect on postretirement benefit obligation as of December 31, 2011	$1,091	$(845)

Expected benefit payments are as follows:

	Pension benefits	Other benefits
2012	$2,274	$184
2013	2,265	195
2014	2,333	209
2015	2,435	211
2016	2,603	218
Years 2017-2021	14,142	1,429
	$26,052	$2,446

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets at December 31, 2011, by asset category are as follows:

		Level 1:
		Quoted prices in active
		markets for identical
Description	Fair Value	assets or liabilities
Cash and cash equivalents	$1,525	$1,525
Equity securities:
U.S. companies	16,568	16,568
International companies	4,665	4,665
Mutual funds(1)	2,889	2,889
U.S. Treasury securities	1,561	1,561
Mortgage-backed securities	1,689	1,689
Total	$28,897	$28,897

(1) The mutual fund investments are invested in intermediate term bonds of government and government sponsored entities.

The Maritrans Plan has historically utilized a strategic asset allocation investment strategy that maintains a targeted allocation of 65% equity and 35% fixed income. The allocation is rebalanced periodically after considering anticipated benefit payments.

112	Overseas Shipholding Group, Inc.

The Company contributed $1,348, $2,359 and $1,265 to the Maritrans Plan in 2011, 2010, and 2009, respectively. The Company expects that its contribution in 2012 to the Maritrans Plan will be approximately $1,816.

Employee Savings Plans

The Company also has defined contribution plans covering all eligible U.S. employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. The Company’s contributions to the plan during each of the three years ended December 31, 2011 were not material. All contributions to the plans are at the discretion of the Company.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company. This plan provides for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2011 and 2010 was $12,346 and $13,158, respectively, and are included in deferred income taxes and other liabilities in the consolidated balance sheets.

NOTE 17 — OTHER INCOME:

Other income consists of:

For the year ended December 31,	2011	2010	2009
Investment income:
Interest	$918	$1,294	$3,092
Dividends	220	29	31
Gain/(loss) on sale or write-down of securities and investments	313	(753)	(3,287)
	1,451	570	(164)
Loss on repurchase of debt	(375)	-	-
Gain on derivative transactions	840	276	1,672
Miscellaneous—net	238	201	164
	$2,154	$1,047	$1,672

There were no sales transactions relating to available-for-sale securities during 2011 and 2010. Proceeds from sales of available-for-sale securities and gross realized losses on such sales that were included in income before taxes during the year ended December 31, 2009 were $159 and $253, respectively.

Based on a number of factors, including the magnitude of the drop in market value below the Company’s cost basis and the length of time that the decline had been sustained, management concluded that the decline in fair value of certain securities with an aggregate cost basis of $6,188 in 2009, was other-than-temporary. Accordingly, during 2009, the Company recorded an impairment loss aggregating $5,151 in the accompanying consolidated statement of operations. During 2011 and 2010, in accordance with the Company’s accounting policy (see Note 1), the Company recorded additional impairment losses aggregating $326 and $656, respectively.

NOTE 18 — AGREEMENTS WITH EXECUTIVE OFFICERS AND SEVERANCE AND RELOCATION COSTS:

On October 12, 2011, OSG and its chief executive entered into two agreements. One agreement replaces the employment letter agreement dated as of January 19, 2004, as amended, and extends the time period from January 19, 2012 to October 12, 2016 for certain protection in the event of termination of employment without cause or for good reason. The other agreement amended the change of control agreement dated as of December 31, 2008, to extend its term to end on the earliest to occur of three events, one of which is a fixed date, which the letter agreement extended from January 19, 2012 to October 12, 2016. In connection with entering into the above agreements, on October 12, 2011, OSG granted to its chief executive premium priced stock options for 450,000 shares of common stock at an exercise price of $22.50 per share and 177,778 performance based restricted stock units that contain vesting conditions.

113	Overseas Shipholding Group, Inc.

The Company entered into an agreement effective February 1, 2009 in connection with the resignation of one of its senior officers. The agreement provided for payments aggregating approximately $1,200 to be made to such senior officer in accordance with the Company’s amended and restated Severance Protection Plan. The Company recognized this expense in the first quarter of 2009. In addition, in the first quarter of 2009, the Company completed a review of staffing requirements for its U.S. Flag business. In connection therewith, six employees were terminated and certain employees were relocated from the New York headquarters office to the Tampa office. In connection with such staff reductions, the Company recorded $514 in severance costs and $748 in relocation costs in 2009.

NOTE 19 — SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

In January 2009, OSG sold the TI Africa to a joint venture between the Company and Euronav NV in exchange for cash of $50,000 and advances of $150,000. Euronav’s share of such advances ($75,000) was settled through its sale of the TI Asia to the joint venture in October 2008.

Investment in Affiliated Companies	$74,595
Liability to Euronav NV	75,000
Carrying Amount of Vessel and Deferred Drydock Expenditures	(96,252)
Gain on Disposal of Vessel	(53,343)

NOTE 20 — 2011 AND 2010 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Results of Operations for Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2011
Shipping revenues	$263,668	$271,738	$256,379	$257,746
Gain/(loss) on disposal of vessels	(868)	1,455	(233)	1,706
Loss from vessel operations	(25,841)	(24,046)	(52,372)	(39,929)
Net loss	(34,558)	(37,308)	(71,080)	(49,970)
Basic net loss per share	$(1.15)	$(1.24)	$(2.35)	$(1.65)
Diluted net loss per share	$(1.15)	$(1.24)	$(2.35)	$(1.65)
2010
Shipping revenues	$269,754	$283,903	$259,928	$232,025
Gain/(loss) on disposal of vessels, net of impairments	2,256	25,295	1,722	(615)
Income/(loss) from vessel operations	4,393	(17,221)	(15,521)	(50,946)
Net loss	(9,353)	(37,857)	(31,754)	(55,279)
Basic net loss per share	$(0.34)	$(1.26)	$(1.06)	$(1.83)
Diluted net loss per share	$(0.34)	$(1.26)	$(1.06)	$(1.83)

NOTE 21 — CONTINGENCIES:

The Internal Revenue Service (“IRS”) imposed penalties totaling approximately $3,600 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question, and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. As of December 31, 2011, the Company has paid $3,500 in penalties and such amounts are included in other receivables in the accompanying consolidated balance sheet. The Company believes, based on the merits of the case, that the likelihood of an unfavorable judgment is more than remote but less than probable. Accordingly, no provisions have been made in the Company’s financial statements for a potential loss as of December 31, 2011 as the Company does not believe there is any one amount within the range of likely losses (from nil to $3,600) that is a better estimate than another.

114	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Overseas Shipholding Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in equity present fairly, in all material respects, the financial position of Overseas Shipholding Group, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 29, 2012

115	Overseas Shipholding Group, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS

OVER FINANCIAL REPORTING

To the Stockholders

Overseas Shipholding Group, Inc.

In accordance with Rule 13a-15(f) of the Securities Exchange Act of 1934, the management of Overseas Shipholding Group, Inc. and its subsidiaries (the “Company”) is responsible for the establishment and maintenance of adequate internal controls over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management has performed an assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011 based on the provisions of Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal controls over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control—Integrated Framework issued by COSO.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, who audited the 2011 financial statements included in the Annual Report, has audited and reported on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011 as stated in their report which appears elsewhere in this Annual Report.

February 29, 2012

OVERSEAS SHIPHOLDING GROUP, INC.

By:	/s/ Morten Arntzen
Morten Arntzen
President,
Chief Executive Officer

By:	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President,
Chief Financial Officer and Treasurer

116	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

(b)	Management’s report on internal controls over financial reporting.

Management’s report on internal controls over financial reporting, which appears elsewhere in this Annual Report, is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

117	Overseas Shipholding Group, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2011 with respect to the Company’s equity (stock) compensation plans, all of which have been approved by the Company’s shareholders:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,868,687	$41.53	1,813,897	*

*	Consists of 1,799,007 shares eligible to be granted under the Company’s 2004 stock incentive plan and 14,890 shares eligible to be purchased pursuant to the Company’s 2000 Employee Stock Purchase Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2012 Annual Meeting of Stockholders.

118	Overseas Shipholding Group, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2011 and 2010.

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(c):

3(i)	Certificate of Incorporation of the Registrant, as amended to date (filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 12, 2006 and incorporated herein by reference).

4(a)(1)	Form of Indenture dated as of December 1, 1993 between the Registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the Registrant from time to time (filed as Exhibit 4(b)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(a)(2)	Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the Registrant under the Indenture (filed as Exhibit 4(b)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(a)(3)	Form of 8 3/4% Debentures due December 1, 2013 of the Registrant (filed as Exhibit 4(b)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(b)(1)	Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4(b)(2)	Form of Debt Security of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).

4(c)(1)	Indenture dated as of March 29, 2010, between the Registrant and the Bank of New York Mellon, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4(c)(2)	Form of 8 1/8% Senior Notes due 2018 of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

119	Overseas Shipholding Group, Inc.

4(d)(1)	Credit Agreement dated as of February 9, 2006, among the Registrant, OSG Bulk Ships, Inc., OSG International, Inc., various lenders, DnB NOR Bank ASA, New York Branch (“DnB”), as administrative agent, HSBC Securities (USA) Inc. (“HSBC”), as documentation agent, Citigroup Global Markets Limited (“Citigroup”) and Nordea Bank Finland, Plc, New York branch (“Nordea”), as bookrunners, and Citigroup, DnB, HSBC and Nordea as lead arrangers (filed as Exhibit 4(e)(6) to the Registrant’s Annual Report on Form 10-K for 2005 and incorporated herein by reference).

4(d)(2)	Second Pooled Assignment and Amendment dated as of May 10, 2006 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and incorporated herein by reference).

4(d)(3)

Credit Agreement dated as of May 26, 2011 among the Registrant, OSG Bulk Ships, Inc., OSG International, Inc., various lenders, DnB Nor Bank ASA, New York Branch (“DnB”), as administrative agent, DnB, Swedbank AB (PUBL) (“Swedbank”) and Citibank N.A. (“Citibank”), as bookrunners, DnB, Swedbank, Citibank, ING Bank N.V., London Branch and HSBC Bank PLC, as mandated lead arrangers, and Credit Agricole Corporate and Investment Bank and Morgan Stanley Senior Funding, Inc., as co-arrangers (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 26, 2011 and incorporated herein by reference).

NOTE: The Exhibits filed herewith do not include other instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

10(i)(a)	Exchange Agreement dated December 9, 1969 (including exhibits thereto) between the Registrant and various parties relating to the formation of the Registrant (the form of which was filed as Exhibit 2(3) to Registration Statement No. 2-34124 and incorporated herein by reference).

10(i)(b)	Form of Additional Exchange Agreement referred to in Section 2.02 of Exhibit 10(i)(a) hereto (filed as Exhibit 2(4) to Registration Statement No. 2-34124 and incorporated herein by reference).

10(i)(c)	Time Charter Party relating to the Overseas Ann dated October 6, 2005 between DHT Ann VLCC Corp. and Ann Tanker Corporation (filed as Exhibit 10.3.1 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(c) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(d)	Time Charter Party relating to the Overseas Chris dated October 6, 2005 between DHT Chris VLCC Corp. and Chris Tanker Corporation (filed as Exhibit 10.3.2 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference, as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(d) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(e)	Time Charter Party relating to the Regal Unity dated October 6, 2005 between DHT Regal Unity VLCC Corp. and Regal Unity Tanker Corporation (filed as Exhibit 10.3.3 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(e) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(f)	Time Charter Party relating to the Overseas Cathy dated October 6, 2005 between DHT Cathy Aframax Corp. and Cathy Tanker Corporation (filed as Exhibit 10.3.4 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(f) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

120	Overseas Shipholding Group, Inc.

10(i)(g)	Time Charter Party relating to the Overseas Sophie dated October 6, 2005 between DHT Sophie Aframax Corp. and Sophie Tanker Corporation (filed as Exhibit 10.3.5 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(g) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(h)	Time Charter Party relating to the Rebecca dated October 6, 2005 between Rebecca Aframax Corp. and Rebecca Tanker Corporation (filed as Exhibit 10.3.6 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(h) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(i)	Time Charter Party relating to the Ania dated October 6, 2005 between DHT Ania Aframax Corp. and Ania Aframax Corporation (filed as Exhibit 10.3.7 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference), as amended by Amendment No. 1 dated January 15, 2009 (filed as Exhibit 10(i)(i) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

10(i)(j)	Charter Framework Agreement dated October 6, 2005 between Double Hull Tankers, Inc., OSG International, Inc. and each of the Owners and Charterers named therein (filed as Exhibit 10.5 to Double Hull Tankers, Inc.’s Registration Statement on Form F-1 (Registration No. 333-128460) and incorporated herein by reference).

*10(iii)(a)	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(b)	1998 Stock Option Plan adopted for employees of the Registrant and its affiliates (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

*10(iii)(c)	Amendment to the 1998 Stock Option Plan adopted for employees of the Registrant and its affiliates (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

*10(iii)(d)	1999 Non-Employee Director Stock Option Plan of the Registrant (filed as Exhibit 10(e)(4) to the registrant’s Annual Report on Form 10-K for 1998 and incorporated herein by reference), as amended by Amendment No. 1 dated May 31, 2004 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

*10(iii)(e)	Agreement dated October 12, 2011 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(f)	Second Amended and Restated Change of Control Agreement dated October 12, 2011 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(g)	Form of Director and Officer Indemnity Agreement for the directors and officers of the Registrant (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

*10(iii)(h)	2004 Stock Incentive Plan of the Registrant as amended and restated as of June 2, 2010 (filed on April 30, 2010 as Appendix A to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference).

*10(iii)(i)	Amended and Restated Change of Control Protection Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

121	Overseas Shipholding Group, Inc.

*10(iii)(j)	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(k)	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(l)	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(m)	Severance Protection Plan of the Registrant effective January 1, 2006 as amended and restated as of December 31, 2008 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(n)	Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(o)	Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(p)**	Notice of Eligibility effective as of December 31, 2008 in favor of an executive officer.

*10(iii)(q)	Notice of Eligibility effective as of May 24, 2010 in favor of an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 26, 2010 and incorporated herein by reference).

*10(iii)(r)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

*10(iii)(s)	Nonqualified Stock Option Agreement dated as of February 15, 2007 between Registrant and an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

*10(iii)(t)	Restricted Unit Stock Award dated October 12, 2011 between Registrant and an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(u)	Nonqualified Stock Option Agreement dated October 12, 2011 between Registrant and an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(v)	Form of Restricted Stock Unit (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 5, 2007 and incorporated herein by reference).

*10(iii)(w)	Agreement dated September 11, 2006 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

*10(iii)(x)	Enhanced Severance Plan for Employees Level 21-23 effective as of January 1, 2009 (filed as Exhibit 10(iii)(z) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(y)	Executive Performance Incentive Plan dated June 1, 2004 (filed on April 28, 2004 as Appendix B to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference), as amended by Amendment No. 1 dated as of June 10, 2008 (filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K dated June 10, 2008 and incorporated herein by reference).

122	Overseas Shipholding Group, Inc.

10(iii)(z)	Stock Ownership Guidelines for Senior Management Employees Level 21 and Above (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

10(iii)(aa)	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

*10(iii)(bb)	Form of Performance Award (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference).

*10(iii)(cc)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).

*10(iii)(dd)	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).

*10(iii)(ee)	Form of Performance Award Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).

**21	List of subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm of the Registrant.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.
(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

123	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2012

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

Name	Date

/s/ Morten Arntzen	February 29, 2012
Morten Arntzen, Principal
Executive Officer and Director

/s/ Myles R. Itkin	February 29, 2012
Myles R. Itkin, Principal
Financial Officer and
Principal Accounting Officer

/s/ G. Allen Andreas, III	February 29, 2012
G. Allen Andreas, III, Director

/s/ Alan R. Batkin	February 29, 2012
Alan R. Batkin, Director

/s/ Thomas B. Coleman	February 29, 2012
Thomas B. Coleman, Director

/s/ Charles A. Fribourg	February 29, 2012
Charles A. Fribourg, Director

/s/ Stanley Komaroff	February 29, 2012
Stanley Komaroff, Director

/s/ Solomon N. Merkin	February 29, 2012
Solomon N. Merkin, Director

/s/ Joel I. Picket	February 29, 2012
Joel I. Picket, Director

/s/ Ariel Recanati	February 29, 2012
Ariel Recanati, Director

/s/ Oudi Recanati	February 29, 2012
Oudi Recanati, Director

/s/ Thomas F. Robards	February 29, 2012
Thomas F. Robards, Director

/s/ Jean-paul vettier	February 29, 2012
Jean-Paul Vettier, Director

/s/ Michael J. Zimmerman	February 29, 2012
Michael J. Zimmerman, Director

124	Overseas Shipholding Group, Inc.