Form 10-Q
period 2012-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2012-05-07
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Shares outstanding as of May 4, 2012– 30,848,818

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$213,353	$54,877
Short-term investments	13,339	0
Voyage receivables, including unbilled of $152,472 and $132,194	191,977	168,313
Other receivables, including income taxes recoverable	51,763	52,337
Inventories, prepaid expenses and other current assets	44,957	66,620
Total Current Assets	515,389	342,147
Vessels and other property, including construction in progress of $78,255 and $239,768, less accumulated depreciation of $898,367 and $858,188	3,216,701	3,226,923
Deferred drydock expenditures, net	69,064	66,023
Total Vessels, Deferred Drydock and Other Property	3,285,765	3,292,946

Investments in Affiliated Companies	266,184	251,385
Intangible Assets, less accumulated amortization of $27,469 and $26,173	75,862	77,158
Goodwill	9,589	9,589
Other Assets	48,275	61,124
Total Assets	$4,201,064	$4,034,349

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$135,559	$125,111
Current installments of long-term debt	283,097	14,990
Total Current Liabilities	418,656	140,101
Long-term Debt	1,961,418	2,050,902
Deferred Gain on Sale and Leaseback of Vessels	7,688	11,051
Deferred Income Taxes and Other Liabilities	277,247	277,050
Total Liabilities	2,665,009	2,479,104

Equity:
Total Equity	1,536,055	1,555,245
Total Liabilities and Equity	$4,201,064	$4,034,349

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Shipping Revenues:
Pool revenues, including $20,654 and $21,478 received from companies accounted for by the equity method	$72,526	$77,217
Time and bareboat charter revenues	67,985	60,456
Voyage charter revenues	151,867	125,995
	292,378	263,668
Operating Expenses:
Voyage expenses	78,349	57,106
Vessel expenses	70,703	69,409
Charter hire expenses	95,771	95,350
Depreciation and amortization	49,262	42,308
General and administrative	21,136	24,468
Severance and relocation costs	905	0
(Gain)/loss on disposal of vessels	(106)	868
Total Operating Expenses	316,020	289,509
Loss from Vessel Operations	(23,642)	(25,841)
Equity in Income of Affiliated Companies	7,080	5,642
Operating Loss	(16,562)	(20,199)
Other Income	3,412	1,824
Loss before Interest Expense and Taxes	(13,150)	(18,375)
Interest Expense	(23,010)	(17,739)
Loss before Income Taxes	(36,160)	(36,114)
Income Tax Benefit	1,347	1,556
Net Loss	$(34,813)	$(34,558)

Weighted Average Number of Common Shares Outstanding:
Basic	30,282,899	30,210,882
Diluted	30,282,899	30,210,882
Per Share Amounts:
Basic net loss	$(1.15)	$(1.15)
Diluted net loss	$(1.15)	$(1.15)
Cash dividends declared	$0	$0.4375

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

Net Loss	$(34,813)	$(34,558)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	(282)	(190)
Reduction in unrealized losses on cash flow hedges	14,275	9,778
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	0	(1)
Net change in unrecognized prior service costs	(21)	(20)
Net change in unrecognized actuarial losses	(291)	(136)
Other Comprehensive Income	13,681	9,431
Comprehensive Loss	$(21,132)	$(25,127)

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(34,813)	$(34,558)
Items included in net loss not affecting cash flows:
Depreciation and amortization	49,262	42,308
Amortization of deferred gain on sale and leasebacks	(3,363)	(9,580)
Amortization of debt discount and other deferred financing costs	1,071	782
Compensation relating to restricted stock and stock option grants	2,107	2,451
Deferred income tax benefit	(1,683)	(1,055)
Unrealized gains on forward freight agreements and bunker swaps	(2,022)	(688)
Undistributed earnings of affiliated companies	1,760	(1,104)
Deferred payment obligations on charters-in	1,392	1,284
Other – net	1,344	1,096
Items included in net loss related to investing and financing activities:
Gain on sale of securities and other investments – net	(1,018)	(431)
(Gain)/loss on disposal of vessels – net	(106)	868
Payments for drydocking	(10,829)	(2,863)
Changes in operating assets and liabilities	6,369	11,945
Net cash provided by operating activities	9,471	10,455
Cash Flows from Investing Activities:
Long-term investments	(26)	(13,406)
Proceeds from sale of marketable securities and investments	109	960
Expenditures for vessels	(29,343)	(63,653)
Proceeds from disposal of vessels	0	8,737
Expenditures for other property	(527)	(320)
Distributions from affiliated companies – net	0	556
Other – net	472	47
Net cash used in investing activities	(29,315)	(67,079)
Cash Flows from Financing Activities:
Purchases of treasury stock	(283)	(824)
Issuance of debt, net of issuance costs and deferred finance costs	229,000	84,541
Payments on debt	(50,515)	(9,902)
Cash dividends paid	0	(13,384)
Issuance of common stock upon exercise of stock options	103	225
Other – net	15	0
Net cash provided by financing activities	178,320	60,656
Net increase in cash and cash equivalents	158,476	4,032
Cash and cash equivalents at beginning of year	54,877	253,649
Cash and cash equivalents at end of period	$213,353	$257,681

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2012	$44,291	$413,016	$2,040,031	13,826,882	$(840,302)	$(101,791)	$1,555,245
Net Loss			(34,813)				(34,813)
Other Comprehensive Income						13,681	13,681
Issuance of Restricted Stock Awards		(4,571)		(400,526)	4,586		15
Compensation Related to Options Granted		492					492
Amortization of Restricted Stock Awards		1,615					1,615
Options Exercised and Employee Stock Purchase Plan		(35)		(11,041)	138		103
Purchases of Treasury Stock				26,624	(283)		(283)
Balance at March 31, 2012	$44,291	$410,517	$2,005,218	13,441,939	$(835,861)	$(88,110)	$1,536,055

Balance at January 1, 2011	44,291	403,601	2,279,822	13,880,753	(840,683)	(76,888)	1,810,143
Net Loss			(34,558)				(34,558)
Other Comprehensive Income						9,431	9,431
Cash Dividends Declared			(13,384)				(13,384)
Issuance of Restricted Stock Awards		(940)		(74,118)	940		0
Compensation Related to Options Granted		781					781
Amortization of Restricted Stock Awards		1,670					1,670
Options Exercised and Employee Stock Purchase Plan		147		(6,282)	78		225
Purchases of Treasury Stock				22,788	(824)		(824)
Balance at March 31, 2011	$44,291	$405,259	$2,231,880	13,823,141	$(840,489)	$(67,457)	$1,773,484

*	Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of March 31, 2012.
**	Amounts are net of tax.

See notes to condensed consolidated financial statements

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Dollar amounts, except per share amounts are in thousands. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 2 — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2012	2011

Net loss	$(34,813)	$(34,558)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,282,899	30,210,882

There were no dilutive equity awards outstanding as of March 31, 2012. Awards of 2,390,385 and 1,842,289 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and have been included in the computation of earnings per share pursuant to the two-class method.

Note 3 — Debt and Liquidity:

Debt consists of the following:

	March 31,	December 31,
As of	2012	2011
Unsecured revolving credit facility	$1,146,000	$917,000
8.125% notes due 2018, net of unamortized discount of $3,233 and $3,368	296,767	296,632
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $17 and $20	63,586	63,583
Floating rate secured term loans, due through 2023	592,162	642,677
	2,244,515	2,065,892
Less current portion	283,097	14,990
Long-term portion	$1,961,418	$2,050,902

The weighted average effective interest rate for debt outstanding at March 31, 2012 and December 31, 2011 was 3.4% and 3.6%, respectively. Such rates take into consideration related interest rate swaps.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Financial Covenants

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties). As noted below, certain of the Company’s debt agreements contain loan-to-value clauses, which could require the Company, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations. In addition, the financing agreements impose operating restrictions and establish minimum financial covenants, including limitations on the amount of total borrowings and secured debt and provide for acceleration of principal payments under certain circumstances, including failure to satisfy certain financial covenants. Failure to comply with any of the covenants in the financing agreements could also result in a default under those agreements and under other agreements containing cross-default provisions. The Company was in compliance with all of its financial covenants under all of its debt agreements as of March 31, 2012. The Company's forecasts for the twelve months ending March 31, 2013, indicate significant reductions in the headroom that the Company has under the financial covenants in its debt agreements; however, the Company believes that it will maintain compliance with all of its covenants over the twelve months ending March 31, 2013, including those associated with the $900,000 forward start facility, which do not become effective until December 31, 2012. Additional information with respect to unsecured and secured long-term debt agreements to which the Company is a party follows below:

Unsecured Revolving Credit Facilities

In 2006, the Company entered into a $1,800,000 seven-year unsecured revolving credit agreement with a group of banks, which matures on February 8, 2013. In accordance with the terms of the credit agreement, the maximum amount the Company can borrow under its unsecured revolving credit facility decreased to $1,500,000 in February 2012. Borrowings under this facility bear interest at a rate based on LIBOR.

At March 31, 2012, the Company had unused unsecured credit availability of approximately $343,854, which reflects $10,146 of letters of credit issued principally in connection with collateral requirements for derivative transactions and certain arbitration proceedings. The Company forecasts that it may need to further draw down upon this facility through its maturity date in February 2013, but anticipates generating sufficient cash flows to sustain its operations during this period without having to utilize the facility’s full capacity.

The Company has taken steps to replace the borrowing capacity under the unsecured revolving credit facility, including entering into a $900,000 unsecured forward start revolving credit agreement on May 26, 2011, with a bank lending group that matures on December 31, 2016. Under the terms of the agreement, OSG may begin borrowing under the forward start facility on February 8, 2013, the date on which OSG’s existing unsecured revolving credit facility expires. Financial covenants under the forward start facility, which are more restrictive than those contained in the $1,800,000 unsecured credit facility (due principally to differences in definitions between the two agreements) first become applicable on December 31, 2012.

The excess of the amount outstanding plus letters of credit issued under the unsecured revolving credit agreement as of March 31, 2012 over the $900,000 capacity of the replacement forward start facility, of $256,147, has been included in the current portion of long-term debt in the accompanying consolidated balance sheet.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company is evaluating how best to increase liquidity and how to bridge the potential gap between the amounts that it anticipates may be outstanding under the existing unsecured revolving credit facility as of February 8, 2013 and the amounts that will be available under the forward start credit facility. These options include increasing the borrowing capacity of the forward start credit facility; obtaining incremental bank financing; raising debt or equity capital using the Form S-3 shelf registration that was filed on February 13, 2012; selling or entering into sale and leaseback transactions for one or more vessels; or a combination of these or other options. The Company believes that it will be able to execute one or more of these liquidity raising options. If market conditions, however, continue to remain weak, OSG may be unable to enter into suitable vessel sale or leaseback transactions, raise additional equity capital or obtain debt financing on acceptable terms, which could have a material adverse impact on the Company’s financial position.

Secured Loan Facilities

As of March 31, 2012, 15 vessels representing approximately 29% of the net book value of the Company’s vessels, are pledged as collateral under certain term loans maturing between 2018 and 2023.

On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its unsecured revolving credit facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

Interest paid, excluding capitalized interest, amounted to $29,123 and $27,795 during the three months ended March 31, 2012 and 2011, respectively.

Note 4 — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs and gain/(loss) on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three months ended March 31, 2012 and 2011 follows:

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
Three months ended March 31, 2012:
Shipping revenues	$94,441	$100,531	$3,165	$94,241	$292,378
Time charter equivalent revenues	75,500	51,898	3,140	83,491	214,029
Depreciation and amortization	20,371	12,155	1,489	15,247	49,262
Loss/(gain) on disposal of vessels	394	0	(7)	(493)	(106)
Income/(loss) from vessel operations	(8,619)	(9,295)	(506)	16,713	(1,707)
Equity in income of affiliated companies	4,622	0	2,116	342	7,080
Investments in affiliated companies at March 31, 2012	236,274	3,855	25,663	392	266,184
Total assets at March 31, 2012	1,913,839	911,081	32,036	1,045,489	3,902,445
Expenditures for vessels	16,819	12,267	3	254	29,343
Payments for drydockings	4,280	2,920	0	3,629	10,829

Three months ended March 31, 2011:
Shipping revenues	103,705	77,864	4,036	78,063	263,668
Time charter equivalent revenues	88,810	45,271	4,036	68,445	206,562
Depreciation and amortization	17,688	9,044	1,450	14,126	42,308
Loss on disposal of vessels	(73)	(65)	0	(730)	(868)
Income/(loss) from vessel operations	2,705	(9,617)	(110)	6,517	(505)
Equity in income of affiliated companies	3,732	0	1,454	456	5,642
Investments in affiliated companies at March 31, 2011	220,489	3,855	52,359	482	277,185
Total assets at March 31, 2011	1,912,635	862,982	61,110	1,077,025	3,913,752
Expenditures for vessels	3,731	25,331	0	34,591	63,653
Payments for drydockings	2,270	264	0	329	2,863

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2012	2011
Time charter equivalent revenues	$214,029	$206,562
Add: Voyage expenses	78,349	57,106
Shipping revenues	$292,378	$263,668

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Reconciliations of income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2012	2011
Total (loss)/income from vessel operations of all segments	$(1,707)	$(505)
General and administrative expenses	(21,136)	(24,468)
Severance and relocation costs	(905)	0
Gain/(loss) on disposal of vessels	106	(868)
Consolidated loss from vessel operations	(23,642)	(25,841)
Equity in income of affiliated companies	7,080	5,642
Other income	3,412	1,824
Interest expense	(23,010)	(17,739)
Loss before income taxes	$(36,160)	$(36,114)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

As of March 31,	2012	2011
Total assets of all segments	$3,902,445	$3,913,752
Corporate cash and securities	226,692	277,728
Other unallocated amounts	71,927	75,362
Consolidated total assets	$4,201,064	$4,266,842

Note 5 — Vessels:

Purchase and Construction Commitments

As of March 31, 2012, the Company had remaining commitments for vessels to be wholly owned by the Company of $53,179 on non-cancelable contracts for the construction of two Aframaxes. These vessels are scheduled for delivery in 2013.

Vessel Impairments

The Company performed an impairment test on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2011. Based on tests performed it was determined that the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the International Crude and Products vessels exceed each of the vessels’ carrying values as of December 31, 2011. The Company gave consideration as to whether events or changes in circumstances had occurred that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of March 31, 2012. The Company concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 2011 impairment tests. Furthermore, the Company believes that given the relatively long remaining useful lives that its International Flag vessels have to generate sufficient cash flows to offset their carrying values, it is unlikely that any of the vessels in its International Flag fleet is impaired as of March 31, 2012.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In September 2011, Sunoco announced that it will make its Marcus Hook and Philadelphia refineries available for sale. Subsequently, in December 2011, Sunoco announced that it expects to begin idling the Marcus Hook facility immediately while it continues to seek a buyer and also pursues options with third parties for alternate uses of the facility. Sunoco also announced that it intends to continue to operate the Philadelphia refinery as long as market conditions warrant. However, if a suitable transaction cannot be implemented, Sunoco intends to permanently idle the main processing units at the Philadelphia refinery no later than August 2012. Sunoco is the core customer of the Company’s Delaware Bay lightering business. The closures, if they were to occur, could result in the Company’s redeployment of the two new ATBs currently used in the Delaware Bay Lightering business to other locations with possible reductions in revenues earned. These two ATBs, the OSG 350 and the OSG 351, are recent newbuilds with relatively high cost bases and redeploying one or both of these vessels into the clean products trade would require modifications to be made to the vessels. Based on the tests performed in December 2011, it was determined that the estimated undiscounted future cash flows would exceed the carrying values of each of the vessels. No new information has come to the Company’s attention during the quarter ended March 31, 2012 that would warrant a change in the assumptions from those utilized in the December 2011 impairment test.

Management will continue to monitor developments, which could result in a change in the above conclusions.

Vessel Sales

There were no vessels sold during the quarter ended March 31, 2012. During the quarter ended March 31, 2011, the Company delivered its two remaining single-hulled U.S. Flag Tankers to buyers. The Company recognized a gain of $1,070 on the sale of these vessels.

Vessel Acquisitions and Deliveries

During the quarter ended March 31, 2012, the Company completed construction of a VLCC and an International Flag Handysize Product Carrier. There were no vessel acquisitions or newbuild deliveries during the quarter ended March 31, 2011.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2012, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”) Joint Venture

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform Floating Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term credit facility, which was secured by the service contracts. Approximately $277,029 and $294,937 was outstanding under this facility as of March 31, 2012 and December 31, 2011 respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued guarantees. As of March 31, 2012 and December 31, 2011, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $89 and $122, respectively.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. The interest rate swaps, covering notional amounts aggregating $374,796 and $396,993 as of March 31, 2012 and December 31, 2011, respectively, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of amounts recognized in equity in income from affiliated companies were losses of $97 and $65 for the quarter ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the joint venture had a liability of $30,157 and $33,040, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $7,076 and $7,790, at March 31, 2012 and December 31, 2011, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

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

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $783,274 and $790,946 at March 31, 2012 and December 31, 2011, respectively. These swaps are being accounted for as cash flow hedges. As of March 31, 2012 and December 31, 2011, the joint venture recorded a liability of $124,250 and $148,699, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $61,917 and $74,133 at March 31, 2012 and December 31, 2011, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	March 31,
	2012	2011
Shipping revenues	$87,072	$81,800
Ship operating expenses	(59,416)	(55,331)
Income from vessel operations	27,656	26,469
Other expense	(313)	(340)
Interest expense	(15,105)	(15,650)
Net income	$12,238	$10,479

Note 7 – Variable Interest Entities (“VIEs”):

As of March 31, 2012, the Company participates in five commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note 6 above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs as of March 31, 2012:

Consolidated Balance Sheet
Investments in Affiliated Companies	$224,851
Deferred Income Taxes and Other Liabilities (1)	89

(1)	Represents the Company’s valuation of its several guaranty of the FSO joint venture’s outstanding debt at
March 31, 2012.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at March 31, 2012:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Income Taxes and
Other Liabilities	$89	$370,000

In addition, as of March 31, 2012, the Company had approximately $30,093 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2012. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guaranty would first be reduced by the fair value of such FSOs.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 8 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

Short-term investments—The carrying amounts reported in the consolidated balance sheet for short-term investments, which consisted of interest-bearing time deposits or marketable securities held for trading purposes, approximated their fair value.

Debt—For publicly-traded debt, estimates of fair value are based on market prices. For unsecured revolving credit facilities and secured term loans, fair value is estimated based on a model-driven approach using U.S. forward swap interest rate yield curves.

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

The estimated fair values of the Company’s financial instruments other than derivatives and marketable securities that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

		Level 1:
		Quoted prices in
		active markets for	Level 2:
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
March 31, 2012:
Cash and cash equivalents	$213,353	$213,353	$0
Debt	$(1,995,432)	$0	$(1,995,432)
December 31, 2011:
Cash and cash equivalents	$54,877	$54,877	$0
Debt	$(1,801,681)	$0	$(1,801,681)

Since the Company's publicly-traded debt is not actively traded, their fair value is categorized within Level 2 of the fair value hierarchy.

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes that reduce its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and (ii) from time to time for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. As of March 31, 2012, the Company was party to FFA contracts entered into for trading purposes. These contracts, representing aggregate volumes of 130,000 metric tons (“mts”) of cargo, expire on various dates through May 2012 and do not qualify as cash flow hedges for accounting purposes.

Fuel Price Volatility Risk

The Company enters into standalone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. As of March 31, 2012, the Company is party to three bunker swap agreements, the details of which are as follows:

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

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to seven floating-to-fixed interest rate swap agreements with various major financial institutions covering notional amounts aggregating approximately $220,412 at March 31, 2012 pursuant to which it pays fixed rates ranging from 3.3% to 4.7% and receives floating rates based on three-month LIBOR (approximately 0.47% at March 31, 2012). These agreements contain no leverage features and have various final maturity dates ranging from December 2012 to August 2014.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. At March 31, 2012, the notional amounts of the foreign currency forward contracts aggregated approximately €4,000, settling monthly through May 2012. Such contracts were not designated as cash flow hedges for accounting purposes.

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

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
March 31, 2012	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Inventories, prepaid expenses and other current assets	$0	Accounts payable, accrued expenses and other current liabilities	$(5,199)
Long-term portion	Other assets	0	Deferred income taxes and other liabilities	(253)
Total derivatives designated as hedging instruments		$0		$(5,452)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$1,559	Accounts payable, accrued expenses and other current liabilities	$0
Long-term portion	Other assets	307	Deferred income taxes and other liabilities	0
Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	152	Accounts payable, accrued expenses and other current liabilities	0
Total derivatives not designated as hedging instruments		$2,018		$0

Total derivatives		$2,018		$(5,452)

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Asset Derivatives		Liability Derivatives
December 31, 2011	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Inventories, prepaid expenses and other current assets	$0	Accounts payable, accrued expenses and other current liabilities	$(6,109)
Long-term portion	Other assets	0	Deferred income taxes and other liabilities	(1,109)
Total derivatives designated as hedging instruments		$0		$(7,218)

Derivatives not designated as hedging instruments:

Bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$165	Accounts payable, accrued expenses and other current liabilities	$0
Long-term portion	Other assets	0	Deferred income taxes and other liabilities	(321)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	0	Accounts payable, accrued expenses and other current liabilities	(57)
Total derivatives not designated as hedging instruments		$165		$(378)

Total derivatives		$165		$(7,596)

The effect of cash flow hedging relationships on the balance sheets as of March 31, 2012 and December 31, 2011 follows:

	Amount of Derivative Gain or (Loss) Reclassified to
	Accumulated Other Comprehensive Loss
	(Effective Portion)
	March 31, 2012	December 31, 2011

Interest rate swaps	$(72,763)	$(87,038)
Total	$(72,763)	$(87,038)

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The effect of cash flow hedging relationships on the statements of operations for the three months ended March 31, 2012 and 2011 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss		Ineffective Portion
For the three months ended		Amount of		Amount of
March 31, 2012	Location	Gain/(Loss)	Location	Gain/(Loss)

Interest rate swaps	Interest expense	$(737)	Interest expense	$0
Total		$(737)		$0

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss		Ineffective Portion
For the three months ended		Amount of		Amount of
March 31, 2011	Location	Gain/(Loss)	Location	Gain/(Loss)

Interest rate swaps	Interest expense	$(1,272)	Interest expense	$0
Foreign currency contracts	General and administrative expenses	(49)	General and administrative expenses	(6)
Total		$(1,321)		$(6)

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the three months ended March 31, 2012 and 2011 are as follows:

		Three Months Ended
		March 31,
	Location	2012	2011

FFAs and bunker swaps	Other income	$2,620	$1,042
Foreign currency contracts	General and administrative expenses	152	0
		$2,772	$1,042

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Fair Value Hierarchy

The following tables present the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

		Level 1:
		Quoted prices in
		active markets for		Level 2:
		identical assets		Significant other
	Fair Value	or liabilities		observable inputs	(1)
March 31, 2012:
Trading marketable securities	$13,339	$13,339	(2)	$0
Available-for-sale marketable securities	$756	$756		$0
Derivative assets	$2,018	$1,866	(3)	$152	(4)
Derivative liabilities	$(5,452)	$0		$(5,452	)(5)

December 31, 2011:
Trading marketable securities	$12,346	$12,346	(2)	$0
Available-for-sale marketable securities	$1,038	$1,038		$0
Derivative assets	$165	$165	(6)	$0
Derivative liabilities	$(7,596)	$(321	)(6)	$(7,275	)(7)

(1)	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency contracts and interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as exchange rates, interest rate yield curves and creditworthiness of the counterparty and the Company.
(2)	Included in short-term investments at March 31, 2012 and other assets at December 31, 2011
(3)	FFAs (asset of $125) and bunker swaps (asset of $1,741)
(4)	Foreign currency contracts
(5)	Standard interest rate swaps
(6)	Bunker swaps
(7)	Standard interest rate swaps (liability of $7,218) and foreign currency contracts (liability of $57)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At March 31, 2012, the Company did not hold collateral related to its derivative transactions. At March 31, 2012, the Company has a $1,000 letter of credit issued in relation to its derivative activities.

Note 9 — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as its share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures was required to date in 2012 or at any time in 2011. As of March 31, 2012, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,200,000, including $119,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $770,000.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The components of the income tax benefits/(provisions) follow:

	Three Months Ended
	March 31,
	2012	2011
Current	$(336)	$501
Deferred	1,683	1,055
	$1,347	$1,556

At December 31, 2011 the Company had a reserve of approximately $4,804 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than “more likely than not.” There was no material change in the reserve during the three months ended March 31, 2012.

Note 10 — Capital Stock and Stock Compensation:

On February 13, 2012, the Company filed a Form S-3 shelf registration with the SEC that will allow it to issue common stock, preferred stock, debt securities, warrants or units (as defined) up to an aggregate of $500,000, from time to time as market conditions permit.

Restricted Common Stock, Performance Related Grants and Options

During the three months ended March 31, 2012 and 2011, the Company awarded a total of 401,409 and 82,544 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the three months ended March 31, 2012 and 2011 was $10.09 and $34.90 per share, respectively (the market price at date of grant).

During the three months ended March 31, 2012, the Company granted certain of its senior officers performance awards valued at an aggregate of approximately $1,307 on the grant date. Each performance award represents a contingent right to receive cash or, at the Company’s option, shares of common stock of the Company, based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the three-year period over which the performance goals are measured. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants. It is the Company’s intention (but not an obligation) to settle the awards in shares of the Company’s common stock to the extent such shares are available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”) on the settlement date. To the extent sufficient shares are not available for issuance under the 2004 Plan or the Compensation Committee of the Board of Directors determines not to settle the awards in shares, the awards shall be paid in cash. As a result of the current and expected availability of shares under the 2004 Plan and the Company’s intent to settle these awards in shares of the Company’s common stock if such shares are available, these cash based performance awards are being accounted for as equity awards. The Company will evaluate at each reporting date, the sufficiency of shares available under the 2004 Plan to settle the awards in shares. If at any reporting date in the future the shares available under the 2004 Plan are not sufficient, these awards would be bifurcated into the portion that can be settled in shares and the portion that would have to be settled in cash, with the latter portion being classified as a liability award.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

There were no performance related restricted stock units awarded during 2012. During the three months ended March 31, 2011, the Company granted a total of 54,329 performance related restricted stock units to certain of its employees, including senior officers. Each performance unit represents a contingent right to receive shares of common stock of the Company based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. The performance units have no voting rights and may not be transferred or otherwise disposed of until they vest. Dividends will be paid when the performance period expires and are conditioned upon the attainment of the performance goals. The estimated weighted average grant-date fair value of the performance stock units awarded during the three months ended March 31, 2011 was $40.19 per share. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants.

Stock Options

During the three months ended March 31, 2012 and 2011, options covering 377,653 and 176,312 shares, respectively, were granted at or above the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the three months ended March 31, 2012 and 2011 was $12.50 and $34.90 per share, respectively. The grant date fair value of options granted during the three months ended March 31, 2012 and 2011 was $3.83 and $10.04 per share, respectively.

Note 11 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

	March 31,	December 31,
As of	2012	2011
Unrealized gains/(losses) on available-for-sale securities	$(248)	$34
Unrealized losses on derivative instruments	(72,763)	(87,038)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(15,099)	(14,787)
	$(88,110)	$(101,791)

Included in accumulated other comprehensive loss at March 31, 2012 are the following amounts that have not yet been recognized in net periodic cost: unrecognized transition obligation of $24 ($15 net of tax), unrecognized prior service costs of $1,568 ($1,019 net of tax) and unrecognized actuarial losses of $21,638 ($14,065 net of tax).

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 12 — Leases:

1. Charters-in:

As of March 31, 2012, the Company had commitments to charter in 46 vessels. All of the charters-in are accounted for as operating leases, of which 21 are bareboat charters and 25 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in at
March 31, 2012	Amount	Operating Days
2012	$115,174	5,775
2013	152,832	7,665
2014	142,960	6,120
2015	87,108	3,850
2016	52,729	2,928
Thereafter	146,814	7,806
Net minimum lease payments	$697,617	34,144

Time Charters-in at
March 31, 2012	Amount	Operating Days
2012	$111,948	7,203
2013	110,098	7,620
2014	90,821	5,559
2015	72,446	4,236
2016	56,375	3,406
Thereafter	62,279	3,811
Net minimum lease payments	$503,967	31,835

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

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At March 31,2012	Amount	Revenue Days
2012	$195,290	4,857
2013	167,119	3,351
2014	89,014	1,509
2015	15,952	216
Net minimum lease payments	$467,375	9,933

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $4,244 (2012) and $2,446 (2013), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price. The largest COA in the Delaware Bay lightering trade is excluded from the table above because the minimum annual revenues for that contract cannot be reasonably estimated. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Note 13 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the three months ended March 31, 2012 and 2011.

The Company expects that its required contributions in 2012 with respect to its domestic defined benefit pension plan will be approximately $1,832, of which $755 was funded during the three months ended March 31, 2012.

Note 14 — Other Income:

Other income consists of:

	Three Months Ended
	March 31,
	2012	2011

Investment income:
Interest and dividends	$97	$313
Gain on sale of securities and investments	1,018	431
	1,115	744
Gain on derivative transactions	2,620	1,042
Miscellaneous — net	(323)	38
	$3,412	$1,824

Note 15 – Severance and Relocation Costs:

In the first quarter of 2012, the Company announced the relocation of the technical management of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office. In connection therewith, approximately 50 employees will be terminated or relocated from Newcastle to Athens. In connection therewith, the Company expects to record approximately $2,100 in costs related to severance and transfer of vessel management during 2012. As of March 31, 2012, the Company has recognized severance and relocation related costs totaling $905.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 16 — Contingencies:

The Internal Revenue Service (“IRS”) imposed penalties totaling approximately $3,600 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. As of March 31, 2012, the Company has paid $3,500 in penalties and such amounts are included in other receivables in the accompanying consolidated balance sheet. The Company believes, based on the merits of the case, that the likelihood of an unfavorable judgment is more than remote but less than probable. Accordingly, no provisions have been made in the Company’s financial statements for a potential loss as of March 31, 2012, as the Company does not believe there is any one amount within the range of likely losses (from $0 to $3,600) that is a better estimate than another.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of March 31, 2012, consisted of 113 vessels aggregating 10.8 million dwt and 864,800 cbm, including 46 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 113 vessels, two newbuilds are scheduled for delivery in 2013, bringing the total operating and newbuild fleet to 115 vessels.

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

Overview

Average first quarter 2012 spot rates for all crude oil tanker segments, except Panamax, and for Product Carriers were significantly higher than the first quarter of 2011. First quarter 2012 spot rates for all vessel categories were substantially higher than those in the fourth quarter of 2011.

The quarter over quarter increase in rates primarily reflects a rise in worldwide oil inventories of approximately one million barrels per day (“b/d”) that occurred in the first quarter of 2012 compared with an inventory drawdown of about 700,000 b/d that occurred in the first quarter of 2011. The buildup in oil inventory levels thus far in 2012 has been a key factor in boosting additional seaborne movements as opposed to the inventory drawdowns that occurred in every quarter of 2011 that reduced the need to move crude oil and refined products. Longer haul crude oil movements, including incremental cargoes of Arabian crude to the U.S. Gulf Coast in conjunction with the start-up of the 325,000 b/d Motiva refinery expansion, benefitted tanker rates in the first quarter. Increased crude oil imports into China and increased shipments of direct burn crude oil and low sulfur fuel oil into Japan due to the shutdown of most of their nuclear facilities in the wake of the 2011 earthquake / tsunami also positively impacted rates.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The European Union (“EU”), in support of more stringent financial and trading sanctions imposed on Iran by the U.S. in order to deter Iran’s nuclear ambitions, announced its own sanctions against Iran’s energy and banking sectors that would halt Iranian crude oil imports into EU countries beginning July 1, 2012. Imports into Europe of approximately 500,000 b/d of Iranian crudes would be impacted, resulting in refiners seeking alternative crude sources. U.S. sanctions adversely impacts Iran’s crude oil exports to Asia, including its largest customers (China, India, Japan and South Korea) who imported approximately 1.5 million b/d of Iranian crudes during 2011 and result in marginalizing the Iranian fleet and discourage tanker owners from moving or storing Iranian crudes. As of the end of the first quarter of 2012, Iranian crude oil exports to Japan, Turkey, South Africa, South Korea, China and India have been reduced with further plans in place to substitute other crudes, such as those from Iraq, Saudi Arabia, Libya, Oman, the Former Soviet Union (“FSU”) and Latin America that will further reduce or eliminate future imports from Iran.

The International Energy Agency (“IEA”) estimated world oil demand during the first quarter of 2012 to be 89.4 million b/d, an increase of 320,000 b/d compared with the first quarter of 2011. Demand in OECD North America declined by 630,000 b/d primarily due to warmer weather and lower prices for natural gas that significantly reduced heating oil demand. Oil demand in OECD Europe also declined by 500,000 b/d as a result of sharply higher prices for transportation fuels that lowered both diesel and gasoline demand. Oil demand in all other areas rose led by a 320,000 b/d increase in Japan where the closure of nuclear power plants resulted in an increase in the use of fuel oil and direct burn crude to generate power. Oil demand growth in China reached 270,000 b/d, followed by an increase of 200,000 b/d in the Middle East as transportation fuels (gasoline and diesel) remain subsidized at prices significantly below International levels. Oil demand increased elsewhere and grew by 190,000 b/d, 170,000 b/d and 130,000 b/d in Latin America, the FSU and in Other Asia (primarily India), respectively.

First quarter 2012 OPEC production averaged about 31.2 million b/d, or 1.3 million b/d more than the first quarter of 2011, led by an increase of approximately 1.1 million b/d in Saudi Arabia. Production in the first quarter reached 31.4 million b/d in March, the highest level since the middle of 2008 as production in Saudi Arabia reached just over 10 million b/d, its highest level in almost three decades. Production in Libya reached 1.3 million b/d, only 300,000 b/d below its pre-civil war level. First quarter 2012 production in the Middle East also reflected growth of about 300,000 b/d in Kuwait that was offset by lower production in Iran as its customers reduced their purchases in anticipation of stricter sanctions.

Product Carrier rates in the first quarter improved compared with the first quarter of 2011. Product exports from the US achieved record levels as gasoline movements increased to Latin America, primarily Mexico and Brazil, and middle distillate movements rose to both Europe and Latin America. The U.S. Gulf Coast refining center has emerged as a key product export hub given its cost advantage in being able to run its refineries using lower-priced natural gas instead of higher cost fuel oil. Additionally, reduced product demand in the U.S. has enabled refiners along the Gulf Coast to export incremental volumes of refined product while still satisfying domestic demand levels.

Crude oil tanker tonnage increased 7.1% during 2011 and by 1.2% in the first quarter of 2012. The largest increase in fleet size in the first quarter of 2012 was the 1.7% increase in tonnage in the VLCC fleet. This was followed by about a 1% increase in tonnage in both the Suezmax and Panamax fleet while there Aframax fleet was relatively unchanged. The increase in the Product Carrier fleet was below 1% during the first quarter of 2012.

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

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Flag VLCCs

	Spot Market TCE Rates
	VLCCs in the Arabian Gulf*
	Three Months Ended March 31,
	2012	2011
Average	$20,200	$14,200
High	$51,800	$51,500
Low	$(700)	$(6,300)

* Based on 60% Arabian Gulf to eastern destinations and 40% Arabian Gulf to western destinations

Rates for VLCCs trading out of the Arabian Gulf in the first quarter of 2012 averaged $20,200 per day, 42% above those in the first quarter of 2011 and almost double those in the fourth quarter of 2011. First quarter 2012 rates were higher than those in the same timeframe of last year primarily due to an increase in Middle East OPEC production, especially in Saudi Arabia and Kuwait that resulted in additional long haul crude movements to both Western and Eastern destinations.

The planned start-up of the 325,000 b/d refinery expansion at Motiva’s Port Arthur, Texas refinery, which is designed to process crude oil from Saudi Arabia, resulted in an increase in long-haul cargoes moving from the Middle East to the US Gulf Coast. This incremental refining capacity requires a VLCC movement once every six to seven days and therefore resulted in additional VLCC tanker requirements compared to 2011.

Seaborne crude oil imports into China during the first quarter of 2012 increased by approximately 14% compared with the first quarter of 2011. Crude oil imports from South America increased by about 25% led by an increase in imports sourced from Venezuela of approximately 100,000 b/d. Crude oil imports from the Middle East increased by about 15% with incremental volumes from Saudi Arabia and Kuwait more than offsetting a reduction in imports from Iran.

Japan imported crude oil from West Africa in the first quarter of 2012 compared with none during the same timeframe of 2011. Japan required additional volumes of low sulfur crudes for use in power generation and West Africa is a prime source for light sweet low sulfur crudes.

Saudi Arabia produced over 10 million b/d of crude oil and moved some of this volume to its storage facilities in Asia and Europe. The rise in crude oil shipment from the Middle East to both Eastern and Western destinations was a major factor that contributed to increased tonne-mile demand.

Many countries that ordinarily import Iranian crudes began to diversify their sources of supply that resulted in importing crude oil from more distant sources. This development, which required longer haul voyages, benefitted the larger crude oil carriers.

The number of VLCCs in service as of March 31, 2012 was 580 vessels (176.9 million dwt), including seven single hull tankers.  Fourteen vessel deliveries were offset by five vessels that were scrapped, resulting in a 1.7% increase in tonnage during the first quarter of 2012. The VLCC orderbook totaled 116 vessels (36.7 million dwt) at March 31, 2012, equivalent to approximately 21% of the existing VLCC fleet, based on deadweight tons.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Flag Suezmaxes

	Spot Market TCE Rates
	Suezmaxes in the Atlantic*
	Three Months Ended March 31,
	2012	2011
Average	$21,900	$15,100
High	$41,500	$31,100
Low	$15,800	$2,000

* Based on West Africa to the U.S. Gulf Coast

Rates for Suezmaxes during the first quarter of 2012 averaged $21,900 per day, approximately 45% higher than the corresponding year ago quarter and 48% more than the fourth quarter of 2011. Stronger rates relative to a year ago mainly reflected an increase in tonne mile demand as countries began to source crude oil from more distant supply sources.

There was a significant increase in first quarter crude movements from the Caribbean to Asia. Higher volumes of crude oil from Mexico, Ecuador, Venezuela, Argentina and Colombia, which are similar in quality to Iranian crudes, were exported to India, China and Japan during the first quarter of 2012. Suezmaxes were also able to secure additional cargoes from the Caribbean that are traditionally carried on Aframaxes.

Suezmax rates also benefitted as more Atlantic Basin crude oil was shipped to Asia on VLCCs. This reduced competition with VLCCs, especially in the West Africa to U.S. trade where minimal co-freighting occurred, resulting in most West African crude shipments to the U.S. being carried on Suezmaxes. Crude oil production in Angola increased in the first quarter of 2012 by 100,000 b/d relative to a year ago primarily due to the startup of the Pazflor field. Production in Angola is forecast to increase in the second quarter of 2012 as production continues to increase in the deepwater Pazflor field and as production from the Greater Plutonio offshore complex recovers from technical problems experienced in the first quarter of 2012. Production in Nigeria is also forecast to increase from the startup of the 180,000 b/d Usan deepwater field.

The world Suezmax fleet at March 31, 2012 totaled 448 vessels (69.2 million dwt) which included seven single hull tankers. The Suezmax orderbook of 117 vessels (18.0 million dwt) at March 31, 2012 represented 26% of the existing Suezmax fleet, based on deadweight tons.

International Flag Aframaxes

	Spot Market TCE Rates
	Aframaxes in the Caribbean*
	Three Months Ended March 31,
	2012	2011
Average	$17,200	$9,800
High	$26,800	$37,500
Low	$6,000	$500

*Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Rates for Aframaxes operating in the Caribbean during the first quarter of 2012 averaged $17,200 per day, up 75% from the first quarter of 2011 and more than double the fourth quarter of 2011.

Libyan crude oil production reached 1.3 million b/d in March 2012, enabling additional movements of Libyan crude oil to Europe, which had a beneficial impact on Aframax utilization. The start-up of the Baltic Pipeline System 2 provided additional volumes of Russian crude oil at the port of Ust-Luga that were moved on Aframaxes. Oil shipments from this port will increase over the coming months and should provide support to rates in the Baltic / North Sea area. Weather-related delays, including fog and low tides in the U.S. Gulf Coast in January and heavy fog in mid-February, resulted in additional waiting time that also benefitted rates.

The use of fuel oil and the direct burning of crude oil in Japan to generate power have significantly increased since the March 2011 earthquake / tsunami. Fuel oil and direct burn crude oil demand averaged over 600,000 b/d in the first quarter of 2012, an increase of approximately 400,000 b/d compared with the first quarter of 2011. To meet this demand, Japan imported increased volumes of crude oil from Australia, Indonesia and Vietnam and fuel oil from various sources within Asia, boosting Aframax demand in the Pacific Basin.

Crude oil production in Europe averaged about 3.8 million b/d during the first quarter of 2012, down about 300,000 b/d compared with the same period in 2011. Weather, pipeline outages and unplanned downtime plagued North Sea production and resulted in lower production levels.

Refinery utilization in the U.S. averaged about 84.4% during the first quarter of 2012, slightly higher than last year’s first quarter level. This helped lift Caribbean to the U.S short-haul crude shipments somewhat during the first quarter. U.S. refinery maintenance activities are expected to decline from first quarter levels and refineries will require additional imported crudes as runs increase over the next two quarters.

The world Aframax fleet reached 912 vessels (97.1 million dwt) at March 31, 2012, including 22 single hull tankers. The Aframax orderbook totaled 81 vessels (8.9 million dwt) at March 31, 2012, representing 9% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates
	Panamaxes - Crude and Residual Oil*
	Three Months Ended March 31,
	2012	2011
Average	$10,800	$14,800
High	$15,300	$30,000
Low	$1,000	$-

 *Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to the U.S. West Coast

Rates for Panamaxes that move crude and residual fuel oil averaged $10,800 per day during the first quarter of 2012, 27% lower than the first quarter of 2011 but 50% above the fourth quarter of 2011.

Panamax rates during the first quarter were adversely impacted by a fire at the Cardon refinery in Venezuela that reduced Ecuadorian cargoes lifted by Petroleos de Venezuela S.A. (“PDVSA”). Additionally, Valero decided to shut down its Aruba refinery in the first quarter of 2012 because of poor refining margins, which reduced shipments of vacuum gas oil (VGO) to both the U.S. Gulf and West Coast areas. This refinery had been reopened in February 2011 after having been closed for 17 months due to low margins earned. Rates in the Caribbean market, nevertheless, did manage to strengthen in March as a result of fog related delays along the U.S. Gulf Coast and a pipeline bombing in Colombia that delayed loading and discharge activities.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The world Panamax fleet totaled 451 tankers (31.8 million dwt) at March 31, 2012, including 14 single hull tankers. The orderbook of 36 vessels (2.7 million dwt) at March 31, 2012 represented approximately 8% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates
	Handysize Product Carriers*
	Three Months Ended March 31,
	2012	2011
Average	$11,000	$9,900
High	$20,700	$18,900
Low	$3,500	$700

*Based on 60% trans-Atlantic and 40% Caribbean to the U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $11,000 per day during the first quarter of 2012, 11% and 34% above rates in the first and fourth quarters of 2011, respectively.

Product Carrier rates in the first quarter continued to be supported by gasoline and diesel exports from the U.S. Gulf Coast to both Latin America and Europe. Diesel exports from the U.S. Gulf Coast averaged over 800,000 b/d during the first quarter of 2012, an increase of over 100,000 b/d compared with the same period in 2011. Gasoline exports were at about the same level as the first quarter of 2011, averaging approximately 400,000 b/d, primarily to destinations in Latin America. The arbitrage window for gasoline movements from Europe to the U.S. East Coast opened in February, but closed in early March as vessel supply increased and demand in the U.S. declined.

Trade flows from the Caribbean to the US Atlantic Coast were sharply curtailed by the closing of the 350,000 b/d Hovensa refinery at St. Croix in the Virgin Islands. This refinery shipped approximately 155,000 b/d of gasoline and middle distillate to the U.S. East Coast during 2011 and provided backhaul opportunities for vessels that discharged cargoes in Latin America. Hovensa refinery also supplied products to the Caribbean and Latin American markets and its closure will necessitate incremental product imports into Latin America that could be sourced from the U.S. Gulf Coast, the Middle East and South Korea.

The recent startup of upgrade capacity at Repsol’s Cartagena and Bilbao refineries has resulted in increased output of middle distillates including a surplus of 30,000 b/d of jet fuel that Spain will export to other European countries. The additional middle distillate capacity also increased the manufacture of diesel by approximately 50,000 b/d, reducing Spain’s diesel import requirements.

Clean product movements from Asia to Europe declined by approximately 130,000 b/d during the first quarter of 2012 compared with the same timeframe in 2011. Product flows from Asia to the U.S., however, increased by approximately 40,000 b/d while movements from Asia to Latin America remained at about a constant level.

The world Product Carrier fleet in the 29,000 to 53,000 dwt range increased to 1,562 vessels (68.0 million dwt) at March 31, 2012, including 98 single hull vessels. The orderbook stood at 188 vessels (8.9 million dwt) at March 31, 2012, equivalent to approximately 13% of the existing Handysize fleet, based on deadweight tons.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges ("ATBs")

	Average Spot Market TCE Rates
	Three Months Ended March 31,
	2012	2011
45,000 dwt Product Carriers	$51,700	$35,500
30,000 dwt ATBs	$31,800	$22,600

Rates for Jones Act Product Carriers and ATBs averaged $51,700 per day and $31,800 per day, respectively, during the first quarter of 2012. Rates for Jones Act Product Carriers were 6% above rates in the fourth quarter of 2011, while rates for ATBs were flat. Relative to the first quarter of 2011, rates for Product Carriers and ATBs were both up over 40% as utilization rates were higher for both types of vessels compared with the same year-ago period.

Higher utilization rates reflected both an increase in demand and a reduction in tanker supply. There were 54 large ocean-going vessels engaged exclusively in the coastwise trades at the end of the first quarter of 2012 compared with 58 at the end of the first quarter of 2011. Demand for Jones Act vessels that move products to Florida and other U.S. East Coast destinations increased as the closure of the Hovensa refinery in the Caribbean and Sunoco and ConocoPhillips refineries in the Philadelphia area provided additional opportunities for Jones Act vessel movements. As a result, there were no Jones Act vessels in commercial layup during the first quarter of 2012.

U.S. Gulf Coast refinery utilization rates increased from 84.7% during the first quarter of 2011 to 85.5% in the first quarter of 2012, increasing the availability of oil product cargoes. There was an increase in gasoline shipments from Gulf Coast refineries to Brownsville, Texas, which were then shipped via pipeline into Mexico.

Delaware Bay lightering volumes averaged 226,000 b/d in the first quarter of 2012, a decline of 21,000 b/d, or 8%, compared with the first quarter of 2011. The decrease was a result of the closure of Sunoco’s Marcus Hook refinery and ConocoPhillips Trainer refinery, both of which are currently up-for sale.

The total Jones Act fleet of Product Carriers and ATBs declined by one vessel during the first quarter of 2012, from 55 to 54 vessels. There were no deliveries and one single hull vessel was scrapped during the quarter. It is expected that three vessels, one ATB and two Product Carriers, will be delivered and that there will be no vessels scrapped over the last nine months of 2012. The Jones Act Product Carrier orderbook for deliveries scheduled from 2013 through 2016 consist of two Product Carriers and ATBs in the 160,000 to 420,000 barrel size range. During this same period, one vessel should be retired in accordance with OPA-90 phase-out regulations. This should result in a net increase in the fleet of only one vessel during the period from 2013 through 2016.

 Outlook

The International Energy Agency (“IEA’) currently forecasts that global economic growth in 2012 will be about 3.3%, down from 3.8% in 2011. High oil prices, slow growth in Europe and rising gasoline prices in the U.S. are expected to have an adverse impact on demand. World oil demand in 2012 is forecast to average 89.9 million b/d, an increase of about 1%, or 800,000 b/d from 2011. Oil demand levels are forecast to decline by approximately 500,000 b/d in OECD countries and increase by about 1.3 million b/d in non-OECD areas, led by strong growth in Asia and the Middle East.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Demand in the second, third and fourth quarters of 2012 are forecast to average 88.6 million b/d, 90.6 million b/d and 91.0 million b/d, respectively, reflecting increases of 0.7%, 1.1% and 1.3%, respectively, relative to the same year ago quarters. Oil demand increases of approximately 3% per quarter in non-OECD areas should mitigate declining oil demand in OECD areas, specifically both OECD North America and Europe in the second quarter and Europe in the third quarter.

Refinery capacity in Asia is forecast to significantly increase during the remainder of this year. Refining capacity and runs in India will increase as a result of Essar’s 80,000 b/d expansion and upgrade at its Vadinar refinery, the start-up of the 180,000 b/d Bathinda refinery and the 80,000 b/d expansion of the Mangalore refinery in Southern India. China’s refining capacity is forecast to expand by approximately 600,000 b/d during the first half of 2012 with another 300,000 b/d of capacity to be added over the last six months of 2012. Refinery maintenance activity in both the U.S. and Europe has peaked and refinery runs should increase during the summer before the fall / winter maintenance occurs. Expansion of refining capacity in China and India and the anticipated increase in summer-time runs in the Atlantic Basin, including the startup of the Motiva refinery expansion project on the US Gulf Coast, should have a positive impact on tonne-mile demand.

Geopolitical events will also impact trade flows during the remainder of this year. The cutoff of over 200,000 b/d of crude oil exports from Sudan to Asia (primarily China) will require that these supplies be sourced from other areas such as West Africa, which would result in longer voyages and increased tonne-mile demand. Sanctions against Iran have significantly reduced its ability to export oil and have already altered trading patterns and complicated logistics in a way that has had a positive impact on tanker utilization and freight rates. Additionally, the Iranian fleet, which consists of 28 VLCCs, nine Suezmaxes and four Aframaxes, has been effectively removed from trading as a consequences of these sanctions, tightening the tanker supply / demand balance. The switch from Iranian crudes to alternative crudes such as Latin American, West African and Other Middle East crudes has and will continue to generate incremental tonne-mile demand that will be supportive of rates.

However, should Iran ultimately accept the international demand to cease its nuclear program, sanctions could be eased and pre-sanction oil trade flows between Iran and its customers could return to normal and reduce tonne-mile demand and tanker utilization rates to below first quarter 2012 levels.

World oil inventories are estimated to have increased approximately one million b/d during the first quarter of 2012. This increase was at least partially attributable to the anticipated supply disruptions that would occur once the sanctions against Iran became fully effective on July 1, 2012. Changes in inventory levels in the last half of the year, especially a drawdown of both commercial and strategic inventory levels, would have a significant impact on tanker activities.

The closure of Atlantic Basin refining capacity has tightened product balances. The reduction in product supplies due to refinery closures in the Caribbean and on the U.S. East Coast will likely require additional gasoline imports from Europe, India and Canada to meet product demand levels especially when the driving season in the U.S. begins. Increased refinery runs on the U.S. Gulf Coast, including the incremental output from the Motiva refinery startup, will increase the amount of products available for exports to Latin America and Europe. The larger Gulf Coast refinery output could also provide clean products that could be moved on U.S. Flag tankers to meet demand in Florida and other South Atlantic States that previously relied on imports from the Caribbean. Additional capacity from the startup of incremental refining capacity in India will exceed its domestic oil demand growth and allow it to export additional products to Europe, the US, Africa and other Asian countries.

In 2012, the world crude tanker fleet is forecast to grow by approximately 5% and the Product Carrier fleet is forecast to grow by approximately 3%. It is anticipated that most, if not all, of the remaining single hull vessels in the crude trading fleet will be scrapped in 2012 but that single hull Product Carriers will continue to be used for coastal trades in Africa and Asia. It is likely that, in a repeat of the pattern experienced in the last couple of years, a sizable number of newbuildings initially planned for 2012 delivery will be delayed or cancelled as shipowners and shipyards continue to experience problems obtaining financing.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Geopolitical events, such as violence in Nigeria’s oil producing Niger delta, escalating tensions with Iran and other regional conflicts in the Middle East and North Africa, could also cause changes in supply patterns that could significantly impact rates. The rate of economic recovery and pace of restructuring activities in Japan and decisions concerning their nuclear plants could also influence trade flows.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Results from Vessel Operations:

During the first quarter of 2012, results from vessel operations improved by $2,199 to a loss of $23,642 from a loss of $25,841 in the first quarter of 2011. This increase reflects the impact of the quarter-over-quarter growth in TCE revenues coupled with a decrease in general and administrative expenses, partially offset by increases in vessel and depreciation expenses.

During the first quarter of 2012, TCE revenues increased by $7,467, or 4%, to $214,029 from $206,562 in the first quarter of 2011 due to (i) the U.S. segment contributing increased TCE revenues in the first quarter of 2012 resulting from the 2011 deliveries of a newbuild Jones Act Shuttle Tanker and a newbuild Product Carrier, which are employed on time charters at attractive rates, as well as the strengthening of the overall Jones Act market, which allowed for the Company’s final U.S. Flag vessel to be broken out of lay-up in the third quarter of 2011 and (ii) the expansion of the International Product Carrier segment’s Handysize Product Carrier fleet coupled with slightly higher spot rates earned by the Handysize Product Carriers during the current quarter. These positive factors were partially offset by a decrease in TCE revenues in the International Crude Tankers segment which resulted from the redelivery of loss making chartered-in VLCCs and Aframaxes, along with a decline in average daily TCE rates for the smaller Crude vessel classes (Aframaxes and Panamaxes).

Increases in vessel and depreciation expenses in the first quarter of 2012 compared with the first quarter of 2011 were principally the result of changes in the U.S. Flag operating fleet, deliveries of four owned newbuild International Flag Product Carriers and two owned newbuild VLCCs since the first quarter of 2011. The changes in the U.S. Flag fleet included the delivery (after completion of the conversion) of one owned newbuild shuttle tanker, one bareboat chartered-in Jones Act Product Carrier and one owned ATB employed in the Delaware Bay lightering business since late-March 2011.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

See Note 4 to the condensed financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to loss before income taxes, as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers

	Three Months Ended March 31,
	2012	2011
TCE revenues	$75,500	88,810
Vessel expenses	(24,197)	(25,151)
Charter hire expenses	(39,551)	(43,266)
Depreciation and amortization	(20,371)	(17,688)
(Loss)/income from vessel operations (a)	$(8,619)	$2,705
Average daily TCE rate	$18,228	$20,615
Average number of owned vessels (b)	27.9	26.0
Average number of vessels chartered-in under operating leases	19.0	22.5
Number of revenue days(c)	4,142	4,308
Number of ship-operating days:(d)
Owned vessels	2,540	2,340
Vessels bareboat chartered-in under operating leases	364	388
Vessels time chartered-in under operating leases	1,246	1,491
Vessels spot chartered-in under operating leases	116	145

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs, and gain/(loss) on disposal of vessels.

(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2012 and 2011, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended March 31,	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:
Average rate	$24,309	$-	$24,131	$-
Revenue days	1,206	-	1,272	-
Suezmaxes:
Average rate	$24,962	$-	$18,077	$-
Revenue days	517	-	324	-
Aframaxes:
Average rate	$15,666	$15,101	$18,131	$21,385
Revenue days	1,351	173	1,636	176
Panamaxes:
Average rate	$14,941	$13,364	$20,720	$17,318
Revenue days	441	364	450	360

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the first quarter of 2012, TCE revenues for the International Crude Tankers segment decreased by $13,310, or 15%, to $75,500 from $88,810 in the first quarter of 2011 reflecting lower average blended rates for the Aframax and Panamax crude sectors. The Company’s ULCC experienced idle time during the first quarter of 2012, which contributed to the reduction in the segment’s results quarter-over-quarter. In addition, the OSG Lightering business experienced a 23% reduction in the number of lighterings performed in the first quarter of 2012 compared with the first quarter of 2011. When combined with a weakening in rates achieved, the results from vessel operations for OSG Lightering were $3,053 lower in the first quarter of 2012 than the first quarter of 2011. Revenue days decreased by 166 days during the current quarter. The decrease in revenue days reflects the sale in June 2011 of one double-sided Aframax, which had been chartered in by the OSG Lightering business and had generated poor returns since the second quarter of 2010. In addition, there were 353 fewer chartered-in days in the VLCC and Aframax fleets, partially offset by an increase in Suezmaxes that were chartered-in at current market levels on a short term basis and operate in the Suezmax International pool, as well as the delivery of two newbuild VLCCs, one in the third quarter of 2011, and a second in early January 2012. The return of the VLCC and Aframax charters-in had a positive impact on results from vessel operations since such charters-in were fixed at levels above those currently achievable in the market.

Vessel expenses decreased by $954 to $24,197 in the first quarter of 2012 from $25,151 in the first quarter of 2011. This decrease reflects a decline in average daily vessel expenses of $1,204 per day resulting from lower crew and repair costs in the current period as well as the timing of deliveries of stores and spares. Partially offsetting the impact of the decrease in daily expenses was a 176 day increase in owned and bareboat chartered-in days due to the fleet changes discussed above. Charter hire expenses decreased by $3,715 to $39,551 in the first quarter of 2012 from $43,266 in the first quarter of 2011, principally as a result of 298 fewer chartered-in days in the current quarter. The decrease reflects reductions for VLCCs and Aframaxes, partially offset by an increase in chartered-in days for Suezmaxes. In addition to the redelivery of VLCCs and Aframaxes referred to above, the decrease in charter hire expense reflects a $5,000 per day reduction in daily time charter-in rates for two VLCCs and two Aframaxes. Depreciation expense increased by $2,683 to $20,371 in the first quarter of 2012 from $17,688 in the first quarter of 2011, as a result of the delivery of the two newbuild VLCCs referred to above.

International Product Carriers

	Three Months Ended March 31,
	2012	2011
TCE revenues	$51,898	$45,271
Vessel expenses	(18,109)	(16,957)
Charter hire expenses	(30,929)	(28,887)
Depreciation and amortization	(12,155)	(9,044)
Income/(loss) from vessel operations	$(9,295)	$(9,617)
Average daily TCE rate	$13,393	$13,518
Average number of owned vessels	20.0	16.0
Average number of vessels chartered-in under operating leases	22.9	21.5
Number of revenue days	3,875	3,349
Number of ship-operating days:
Owned vessels	1,817	1,440
Vessels bareboat chartered-in under operating leases	728	748
Vessels time chartered-in under operating leases	1,353	1,188

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2012 and 2011 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended March 31,	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$10,586	$13,924	$19,279	$-
Revenue days	425	121	343	-
Handysize Product Carriers:
Average rate	$13,752	$15,115	$12,864	$14,322
Revenue days	3,056	273	2,623	355

During the first quarter of 2012, TCE revenues for the International Product Carriers segment increased by $6,627 to $51,898 from $45,271 in the first quarter of 2011. This increase in TCE revenues reflects an increase in revenue days of 526 during the current quarter, resulting from the expansion of the Handysize and Panamax Product Carrier sectors through the delivery of two owned and three time chartered-in Handysize Product Carriers since early-February 2011 and two owned Panamax Product Carriers since the first quarter of 2011. Also impacting the TCE revenues of the segment was a marginal period-over-period decrease in average blended rates for the fleet as a whole, with the lower rates earned in the Panamax Product Carrier sector offsetting the strengthening returns contributed by the Handysize Product Carriers, which operated primarily in the spot market in both periods.

Vessel expenses increased by $1,152 to $18,109 in the first quarter of 2012 from $16,957 in the first quarter of 2011, principally due to a 357 day increase in owned and bareboat chartered-in days, which resulted from the vessel deliveries discussed above. Partially offsetting this increase was a decrease in average daily vessel expenses of $635 per day. This decrease in average daily vessel expenses resulted principally from lower crewing and repair costs. Charter hire expenses increased by $2,042 to $30,929 in the first quarter of 2012 from $28,887 in the first quarter of 2011, which reflects a 145 day increase in chartered-in days in the current period. This increase primarily relates to the delivery of the time chartered-in Handysize Product Carriers referred to above. Depreciation and amortization increased by $3,111 to $12,155 in the first quarter of 2012 from $9,044 in the first quarter of 2011 principally due to the four newbuild vessel deliveries discussed above.

In 2005 the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). Each of the vessel owning companies receives an annual subsidy, which was $2,900 for 2011 and increased to $3,100 in 2012, that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Other International

	Three Months Ended March 31,
	2012	2011
TCE revenues	$3,140	$4,036
Vessel expenses	(505)	(671)
Charter hire expenses	(1,652)	(2,025)
Depreciation and amortization	(1,489)	(1,450)
Loss from vessel operations	$(506)	$(110)
Average daily TCE rate	$17,253	$22,422
Average number of owned vessels	1.0	1.0
Average number of vessels chartered in under operating leases	1.0	1.0
Number of revenue days	182	180
Number of ship-operating days:
Owned vessels	91	90
Vessels time chartered-in under operating leases	91	90

As of March 31, 2012, the Company operated two other International Flag vessels, a Pure Car Carrier and a Chemical Tanker. The Pure Car Carrier, which is owned by the Company, is employed on a long-term charter expiring in August 2012. The Chemical Tanker has been time chartered-in by the Company for five years, commencing upon the vessel’s delivery from the shipyard, which occurred at the end of September 2011. The Chemical tanker is currently employed on a one year time charter.

U.S. Segment

	Three Months Ended March 31,
	2012	2011
TCE revenues	$83,491	$68,445
Vessel expenses	(27,892)	(26,630)
Charter hire expenses	(23,639)	(21,172)
Depreciation and amortization	(15,247)	(14,126)
Income from vessel operations	$16,713	$6,517
Average daily TCE rate	$42,772	$38,990
Average number of owned vessels	12.0	13.9
Average number of vessels chartered in under operating leases	10.0	9.0
Number of revenue days	1,952	1,755
Number of ship-operating days:
Owned vessels	1,092	1,252
Vessels bareboat chartered-in under operating leases	910	810

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2012 and 2011 between spot and fixed earnings and the related revenue days.

Three months ended March 31,	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Handysize Product Carriers:
Average rate	$53,891	$51,761	$12,606	$49,924
Revenue days	34	1,030	72	893
ATBs:
Average rate	$26,977	$-	$24,186	$-
Revenue days	634	-	532	-
Lightering:
Average rate	$44,349	$-	$39,045	$-
Revenue days	253	-	258	-

During the first quarter of 2012, TCE revenues for the U.S. segment increased by $15,046, or 22%, to $83,491 from $68,445 in the first quarter of 2011. This increase reflects changes in the fleet as well as improved market fundamentals in the U.S. Flag sector as evidenced by the quarter-over-quarter improvement in rates earned by the ATBs, which operated exclusively in the spot (short-term) market. Time charters on the Handysize Product Carriers that expired since the first quarter of 2011 have been replaced at or above expiring rates. Between late-March 2011 and October 2011, the Company sold each of its two remaining single-hull Product Carriers and a 1981-built ATB (OSG Constitution/OSG 400) that was engaged in lightering. The Company broke out one ATB (OSG Enterprise/OSG 214) from lay-up in the third quarter of 2011 as supply/demand fundamentals in the U.S. market improved and took delivery of one bareboat chartered-in and one owned newbuild Product Carrier subsequent to February 2011 (including the Overseas Chinook, which completed conversion to a shuttle tanker in March 2011). Upon delivery from shipyard, the Overseas Chinook began operating under a multi-year time charter with fixed rates that were agreed to before the start of the economic recession. The bareboat chartered-in vessel, the Overseas Tampa, commenced a one year time charter shortly after its delivery in late-April 2011. In the first quarter of 2011, three vessels were laid-up for a total of 196 days. Two of these vessels were sold by the end of October 2011 and the third was broken out of lay-up in the third quarter of 2011, as discussed above.

In September 2011, Sunoco announced that it will make its Marcus Hook and Philadelphia refineries available for sale. Subsequently, in December 2011, Sunoco announced that it expects to begin idling the Marcus Hook facility immediately while it continues to seek a buyer and also pursues options with third parties for alternate uses of the facility. Sunoco also announced that it intends to continue to operate the Philadelphia refinery as long as market conditions warrant. However, if a suitable transaction cannot be implemented, Sunoco intends to permanently idle the main processing units at the Philadelphia refinery no later than August 2012. Sunoco is the core customer of the Company’s Delaware Bay lightering business.

Vessel expenses increased by $1,262 to $27,892 in the first quarter of 2012 from $26,630 in the first quarter of 2011, due to additions to the operating fleet discussed above. Charter hire expenses increased by $2,467 to $23,639 in the first quarter of 2012 from $21,172 in the first quarter of 2011, reflecting the delivery of the bareboat chartered-in Jones Act Product Carrier referred to above. Depreciation and amortization increased by $1,121 to $15,247 from $14,126, reflecting the deliveries subsequent to mid-March 2011 of the Overseas Chinook and OSG Horizon/OSG 351, partially offset by the vessel disposals discussed above.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses

During the first quarter of 2012, general and administrative expenses decreased by $3,332 to $21,136 from $24,468 in the first quarter of 2011 principally due to the following:

•	a decrease in compensation and benefits paid to shore-based staff of approximately $2,984, driven by headcount reductions and a decrease in incentive compensation accruals; and
•	favorable changes in foreign exchange rates and the impact of foreign currency contracts that reduced expenses by $675; partially offset by:
•	increased legal and consulting expenses of $823.

The first quarter of each year reflects payroll taxes and certain benefits attributable to the Company’s payment of the respective prior year’s cash incentive bonuses in the first quarter. Such payroll taxes and benefits, which are recognized in the period in which the cash incentive bonuses are paid rather than being spread over the year, amounted to approximately $466 and $934 in the first quarter of 2012 and 2011, respectively.

The Company maintains an unfunded, nonqualified savings plan covering highly compensated U.S. shore-based employees where the investment choices are directed by the employees. In addition, under OSG’s Non-Employee Director Deferred Compensation Plan, participating directors can elect to invest deferred fees in phantom shares of the Company’s stock. The Company has recognized increases in general and administrative expenses of $1,068 for the first quarter of 2012 because of improvements in the overall stock market, including OSG stock. This compares with increases in general and administrative expenses of $314 for the first quarter of 2011.

Equity in Income of Affiliated Companies:

During the first quarter of 2012, equity in income of affiliated companies increased by $1,438 to $7,080 from $5,642 in the first quarter of 2011. The increases resulted primarily from reductions in vessel operating expenses quarter-over-quarter incurred by the FSO and LNG joint ventures.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

The following table summarizes OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning joint ventures accounted for using the equity method, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of March 31, 2012 and 2011.

Three months ended March 31,	2012		2011
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership

LNG Carriers operating on long-term charters	182	49.9%	180	49.9%
FSOs operating on long-term charter	91	50.0%	90	50.0%
Total	273		270

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended
	March 31,
	2012	2011
Interest before impact of swaps and capitalized interest	$21,068	$17,291
Impact of swaps	2,246	3,039
Capitalized interest	(304)	(2,591)
Interest expense	$23,010	$17,739

Interest expense increased by $5,271 to $23,010 in the first quarter of 2012 from $17,739 in the first quarter of 2011 as a result of an increase in the average amount of variable debt outstanding of $198,000, the impact of commitment fees incurred on the unsecured forward start revolving credit facility entered in May 2011 and a decline in capitalized interest as several newbuilds delivered subsequent to March 31, 2011. These increases were partially offset by the expiration in March 2011 of 3.2% fixed rate interest rate swaps covering notional amounts aggregating $90,000.

Income Tax Benefit:

The income tax benefits for the three months ended March 31, 2012 and 2011 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflect the reversal of previously established deferred tax liabilities.

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

EBITDA:

EBITDA represents operating earnings before interest expense and income taxes and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net loss, as reflected in the condensed consolidated statements of operations, to EBITDA:

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2012	2011
Net loss	$(34,813)	$(34,558)
Income tax benefit	(1,347)	(1,556)
Interest expense	23,010	17,739
Depreciation and amortization	49,262	42,308
EBITDA	$36,112	$23,933

Liquidity and Sources of Capital:

Working capital at March 31, 2012 was approximately $97,000 compared with $202,000 at December 31, 2011. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, receivables and short-term investments. Approximately 24% of cash on hand at March 31, 2012 is held by the Company’s foreign subsidiaries.

Net cash provided by operating activities in the three months ended March 31, 2012 approximated $9,471 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2012) compared with $10,455 provided by operating activities in the three months ended March 31, 2011. Current financial resources coupled with the execution of one or more of the liquidity raising options discussed below are expected to be adequate to meet operating requirements in the 12 months ending March 31, 2013, although the continuation of depressed spot rates in the International Flag segments in the near term will have an adverse effect on the Company’s operating cash flows and performance.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities historically as a result of the exposure to highly cyclical tanker rates and more recently as a result of the impact of the downturn in the shipping markets, as described in more detail under “Operations” above. Spot (voyage) charter rates have been at depressed levels since 2009 and opportunities to enter longer term time charters at satisfactory rates have been very limited. Therefore, expiring time charters and synthetic time charters (utilizing FFAs and bunker swaps) have been replaced at significantly lower TCE rates.

Because of continued weakness in the financial and credit markets and the depressed shipping markets there is greater focus on maintaining cash balances and liquidity. On February 9, 2012, the Board of Directors suspended the payment of regular quarterly dividends until further notice. The dividend suspension was not required in order to maintain compliance with any financial debt covenant applicable to the Company, but rather to preserve liquidity and maintain financial flexibility in a difficult economic environment.

On January 18, 2012, the Company prepaid secured term loans due through 2016, covering two Aframaxes, with an outstanding balance of $49,000. The loans were prepaid with borrowings from the unsecured revolving credit facility.

On February 13, 2012, the Company filed a Form S-3 shelf registration with the SEC that will allow it to issue common stock, preferred stock, debt securities, warrants or units (as defined) up to an aggregate of $500,000, from time to time as market conditions permit.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company has a seven-year unsecured revolving credit agreement maturing in February 2013 with a group of banks. Borrowings under this facility bear interest at a rate based on LIBOR. The availability under the unsecured revolving credit agreement decreased by $150,000 on February 9, 2012. Accordingly, as of March 31, 2012, OSG had $1,500,000 of unsecured credit availability, of which approximately $1,146,000 had been borrowed and an additional $10,146 had been used for letters of credit. In an effort to proactively manage refinancing risk in the tight credit markets and partially replace the borrowing capacity under the existing unsecured revolving credit facility, the Company entered into a $900,000 unsecured forward start revolving credit agreement with a bank lending group on May 26, 2011. This forward start facility matures on December 31, 2016. Under the terms of the agreement, OSG may begin borrowing under the forward start facility on February 8, 2013, the date on which OSG’s existing unsecured revolving credit facility expires.

Cash is expected to decrease by December 31, 2012 since the Company will, to the extent necessary, use cash on hand as of March 31, 2012 to reduce amounts outstanding under its unsecured revolving credit agreement. The Company is also evaluating how best to increase liquidity and how to bridge the potential gap between the amounts that it anticipates may be outstanding under the existing unsecured revolving credit facility as of February 8, 2013 and the amounts that will be available under the forward start credit facility. These options include increasing the borrowing capacity of the forward start credit facility; obtaining incremental bank financing; raising debt or equity capital using the Form S-3 shelf registration that was filed on February 13, 2012; selling or entering into sale and leaseback transactions for one or more vessels; or a combination of these or other options. The Company believes that it will be able to execute one or more liquidity raising options. If market conditions, however, continue to remain weak, OSG may be unable to enter into suitable vessel sale or leaseback transactions, raise additional equity capital or obtain debt financing on acceptable terms which could have a material adverse impact on the Company’s financial position.

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

Earnings from the Company’s foreign subsidiaries were negative during the three months ended March 31, 2012. Management believes that the availability under the unsecured credit facility through its expiry in February 2013 is significant and remains a stable source of funds for the Company especially in the current weak financial and tight credit markets. Management believes that this unsecured credit availability plus cash on hand should be sufficient to meet both its operating and capital requirements for vessels under construction over the 12 months ending March 31, 2013 without having to utilize the facility’s full capacity. Further, management does not expect that it would be required to make an actual or deemed repatriation of foreign earnings that would require OSG to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through March 31, 2012 in such operations.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

The Company’s financing agreements impose operating restrictions and establish minimum financial covenants. The financial covenants contained in the $900,000 forward start facility, which are more restrictive than those contained in the current unsecured credit facility (due principally to differences in definitions between the two agreements), do not become effective prior to December 31, 2012. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. The Company was in compliance with all of the financial covenants under all of its debt agreements as of March 31, 2012. Average spot rates achieved in the Company's International Flag segments in the third and fourth quarters of 2011 were the lowest they have been during the industry’s cyclical downturn, which commenced in the fourth quarter of 2008. Such rates have resulted in twelve consecutive quarters of losses through the first quarter of 2012 and negative cash flows from operating activities for the years ended December 31, 2011 and 2010. These results together with an assumption that the current weak markets are likely to continue in the near term significantly reduce the headroom that the Company has under the financial covenants in its debt agreements. The Company believes, however, that it will maintain compliance with all of its financial covenants over the twelve months ending March 31, 2013, including the $900,000 forward start facility commencing as of December 31, 2012, although continued depression of spot rates of vessels in the International Flag segments in the near term may have an adverse effect on the operating performance of the Company. This, coupled with a continued depression of market values in the International Flag segments in the near term, could increase pressure on maintaining financial covenant compliance.

While the Company is primarily an unsecured borrower, two debt agreements with an aggregate outstanding balance of $592,162 as of March 31, 2012 contain loan-to-value clauses that require the charter-free market value of the vessels pledged as collateral under each of the secured facilities to be no less than a specified percentage of the borrowings outstanding. For covenant compliance purposes, the market values of the vessels are determined on the basis of a “willing seller and willing buyer” by independent third party ship brokers approved by the Company and the lenders. Such valuations are not necessarily equivalent to the amounts that the Company would receive upon sale of any of these vessels, which may be more or less. In the event that the aggregate market value of the vessels that secure the Company’s obligations under any of the secured facilities falls below the minimum required percentage and the lenders request or require compliance, the Company has the option to either repay a portion of the borrowings under the facility or pledge additional collateral consisting of cash, cash equivalents or vessels of a similar size, class and age that are acceptable to the lenders. In addition to availability under the Company’s unsecured revolving credit agreement there are also a number of vessels in the Company’s fleet that it believes would be acceptable to the lenders as additional collateral. Accordingly, the Company expects that it will continue to be in compliance with the loan-to-value covenants in these secured debt agreements over the 12 months ending March 31, 2013. More details on compliance with the loan-to-value clauses in the two secured term loans are provided below.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(i) Term loans maturing in 2020 – This facility, with an outstanding balance of $268,451 as of March 31, 2012, provides secured term loans covering seven MR Product Carriers, one Aframax and one VLCC. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. In December 2011, the facility was amended to among other things reduce the minimum required loan-to-value ratio from 110% to 100% through January 2013. As of December 31, 2011, the Company was in compliance with the loan-to-value covenant as well as all other financial covenants under this facility and the estimated charter-free market value of the vessels that secure this facility was 111%.

(ii) Term loans maturing in 2023 – Borrowings under the facility, with an outstanding balance of $323,711 as of March 31, 2012, financed the construction of three VLCCs and two Aframaxes in China, the last of which delivered in January 2012. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance annually. In December 2011, the Company entered into an amendment of the loan agreement that among other things reduced the minimum required loan-to-value ratio from 125% to 105% through January 2013. As of December 31, 2011, the Company was in compliance with the loan-to-value covenant as well as all other financial covenants under this facility and the estimated charter-free market value of the vessels that secure this facility was 110%, including the Overseas Kilimanjaro, which delivered in January 2012.

In conjunction with the amendments discussed above, the Company also prepaid $37,665 in principal installments otherwise due in 2012 and 2013 in December 2011.

Off-Balance Sheet Arrangements

As of March 31, 2012, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,084,582 of which $807,553 was nonrecourse to the Company.

MOQ has awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen field off shore Qatar. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and long-term bank financing, which was secured by the service contracts. Approximately $277,029 was outstanding under this facility as of March 31, 2012, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $374,796 as of March 31, 2012, pursuant to which it pays fixed rates of 3.9% and receives floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is non recourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions covering notional amounts aggregating approximately $783,274 as of March 31, 2012, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of March 31, 2012 follows:

	Balance of					Beyond
	2012	2013	2014	2015	2016	2016	Total
Debt(1)	$59,079	$450,523	$138,686	$120,083	$1,013,142	$976,126	$2,757,639
Operating lease obligations(2)
Bareboat Charter-ins	115,174	152,832	142,960	87,108	52,729	146,814	697,617
Time Charter-ins(3)	111,948	110,098	90,821	72,446	56,375	62,279	503,967
Construction contracts(4)	23,546	29,633	-	-	-	-	53,179
Total	$309,747	$743,086	$372,467	$279,637	$1,122,246	$1,185,219	$4,012,402

(1)	Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,716,950 as of March 31, 2012 have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at March 31, 2012 of 0.47%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $220,412 at March 31, 2012 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.3%.
(2)	As of March 31, 2012, the Company had charter-in commitments for 46 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.
(3)	The Company estimates that its obligations under these time charter-in contracts expressed on a bareboat charter-in equivalent basis would be reduced to $66,397 (2012), $62,340 (2013), $52,825 (2014), $42,424 (2015), $32,167 (2016) and $34,986 (2017 and thereafter), an aggregate reduction of $212,828. The Company estimated the bareboat equivalent charter-in obligations, by adjusting the applicable daily time charter-in rate by the daily average vessel operating expenses for the Company’s different vessel classes in 2011.

(4)	Represents remaining commitments under shipyard construction contracts , excluding capitalized interest and other construction costs.

OSG has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rate based on management’s interest rate outlook at various times. These agreements contain no leverage features and have various final maturity dates from December 2012 to August 2014.

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

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. As of March 31, 2012, the Company had two foreign currency forward contracts outstanding with an aggregate notional value of €4,000 and has recorded an asset of $152 related to their fair value. The contracts, which are not accounted for as a cash flow hedges, settle monthly between April and May 2012 and cover approximately €2,000 per month.

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

The Company also seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into stand alone bunker swaps. In January 2011, the Company entered into two agreements with a counterparty to purchase 400 metric tons per month of fuel for $511 and $522 per metric ton, respectively, through September 2012. Also, in September 2011, the Company entered into two additional agreements to purchase 500 metric tons per month of fuel for $607 and $580 per metric ton through September 2013. These contracts settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. As of March 31, 2012, the Company has recorded an asset of $1,741 related to the fair value of these contracts.

The shipping industry's functional currency is the U.S. dollar. All of the Company's revenues and most of its operating costs are in U.S. dollars.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

PART II – OTHER INFORMATION

Item 1A.        Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 6.       Exhibits

See Exhibit Index on page 51.

Form 10-Q OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 7, 2012	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: May 7, 2012	/s/ Myles R. Itkin
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

Page 51