Form 10-Q
period 2012-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2012-08-07
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Shares outstanding as of August 3, 2012– 30,909,605

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$226,554	$54,877
Voyage receivables, including unbilled of $147,091 and $132,194	185,345	168,313
Other receivables, including income taxes recoverable	48,994	52,337
Inventories, prepaid expenses and other current assets	39,307	66,620
Total Current Assets	500,200	342,147
Vessels and other property, including construction in progress of $85,995 and $239,768, less accumulated depreciation of $938,436 and $858,188	3,186,542	3,226,923
Deferred drydock expenditures, net	73,268	66,023
Total Vessels, Deferred Drydock and Other Property	3,259,810	3,292,946

Investments in Affiliated Companies	262,710	251,385
Intangible Assets, less accumulated amortization of $28,765 and $26,173	74,567	77,158
Goodwill	9,589	9,589
Other Assets	44,458	61,124
Total Assets	$4,151,334	$4,034,349

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$142,605	$125,111
Current installments of long-term debt	292,412	14,990
Total Current Liabilities	435,017	140,101
Long-term Debt	1,952,240	2,050,902
Deferred Gain on Sale and Leaseback of Vessels	6,516	11,051
Deferred Income Taxes and Other Liabilities	280,508	277,050
Total Liabilities	2,674,281	2,479,104

Equity:
Total Equity	1,477,053	1,555,245
Total Liabilities and Equity	$4,151,334	$4,034,349

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Shipping Revenues:
Pool revenues, including $18,899, $24,150, $39,552 and $45,628 received from companies accounted for by the equity method	$69,858	$69,622	$142,384	$146,839
Time and bareboat charter revenues	69,857	64,195	137,842	124,651
Voyage charter revenues	151,639	137,921	303,506	263,916
	291,354	271,738	583,732	535,406
Operating Expenses:
Voyage expenses	81,353	64,407	159,702	121,513
Vessel expenses	68,920	68,546	139,617	137,955
Charter hire expenses	97,064	99,132	192,835	194,482
Depreciation and amortization	50,351	42,720	99,613	85,028
General and administrative	23,088	22,434	44,224	46,902
Severance and relocation costs	1,302	0	2,213	0
Gain on disposal of vessels	(285)	(1,455)	(391)	(587)
Total Operating Expenses	321,793	295,784	637,813	585,293
Loss from Vessel Operations	(30,439)	(24,046)	(54,081)	(49,887)
Equity in Income of Affiliated Companies	5,538	3,930	12,618	9,572
Operating Loss	(24,901)	(20,116)	(41,463)	(40,315)
Other Income/(Expense)	(6,484)	722	(3,072)	2,546
	(31,385)	(19,394)	(44,535)	(37,769)
Interest Expense	(22,084)	(19,134)	(45,094)	(36,873)
Loss before Income Taxes	(53,469)	(38,528)	(89,629)	(74,642)
Income Tax (Provision)/Benefit	(1,857)	1,220	(510)	2,776
Net Loss	$(55,326)	$(37,308)	$(90,139)	$(71,866)

Weighted Average Number of Common Shares Outstanding:
Basic	30,314,646	30,227,758	30,298,772	30,219,367
Diluted	30,314,646	30,227,758	30,298,772	30,219,367
Per Share Amounts:
Basic net loss	$(1.83)	$(1.24)	$(2.98)	$(2.39)
Diluted net loss	$(1.83)	$(1.24)	$(2.98)	$(2.39)
Cash dividends declared	$0	$0.88	$0	$1.31

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Loss	$(55,326)	$(37,308)	$(90,139)	$(71,866)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	(482)	(269)	(764)	(459)
Net change in unrealized losses on cash flow hedges	(5,432)	(9,245)	8,843	533
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	0	0	0	(1)
Net change in unrecognized prior service costs	9	(4)	(12)	(24)
Net change in unrecognized actuarial losses	125	(25)	(165)	(161)
Other Comprehensive (Loss)/Income	(5,780)	(9,543)	7,902	(112)
Comprehensive Loss	$(61,106)	$(46,851)	$(82,237)	$(71,978)

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(90,139)	$(71,866)
Items included in net loss not affecting cash flows:
Depreciation and amortization	99,613	85,028
Amortization of deferred gain on sale and leasebacks	(4,535)	(17,996)
Amortization of debt discount and other deferred financing costs	1,928	1,785
Compensation relating to restricted stock and stock option grants	4,042	5,095
Deferred income tax benefit	(1,302)	(2,596)
Unrealized losses/(gains) on forward freight agreements and bunker swaps	1,920	(225)
Undistributed earnings of affiliated companies	(3,523)	(754)
Deferred payment obligations on charters-in	2,785	2,625
Other – net	4,159	2,376
Items included in net loss related to investing and financing activities:
(Gain)/loss on sale or write-down of securities and investments – net	2,350	(500)
Gain on disposal of vessels – net	(391)	(587)
Payments for drydocking	(23,785)	(11,196)
Changes in operating assets and liabilities	26,474	15,391
Net cash provided by operating activities	19,596	6,580
Cash Flows from Investing Activities:
Long-term investments	0	(13,465)
Short-term investments	0	(5,678)
Proceeds from sales of investments	12,728	1,095
Expenditures for vessels	(38,476)	(108,795)
Proceeds from disposal of vessels	0	12,577
Expenditures for other property	(1,693)	(4,059)
Distributions from/(Investments in and advances to) affiliated companies – net	0	2,416
Other – net	1,241	3,137
Net cash used in investing activities	(26,200)	(112,772)
Cash Flows from Financing Activities:
Purchases of treasury stock	(285)	(827)
Issuance of debt, net of issuance costs and deferred financing costs	229,000	104,767
Payments on debt	(50,515)	(20,733)
Cash dividends paid	0	(26,768)
Issuance of common stock upon exercise of stock options	81	380
Net cash provided by financing activities	178,281	56,819
Net increase/(decrease) in cash and cash equivalents	171,677	(49,373)
Cash and cash equivalents at beginning of year	54,877	253,649
Cash and cash equivalents at end of period	$226,554	$204,276

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2012	$44,291	$413,016	$2,040,031	13,826,882	$(840,302)	$(101,791)	$1,555,245
Net Loss			(90,139)				(90,139)
Other Comprehensive Income						7,902	7,902
Issuance of Restricted Stock Awards		(5,148)		(461,481)	5,355		207
Compensation Related to Options Granted		854					854
Amortization of Restricted Stock Awards		3,188					3,188
Options Exercised and Employee Stock Purchase Plan		(57)		(11,041)	138		81
Purchases of Treasury Stock				26,792	(285)		(285)
Balance at June 30, 2012	$44,291	$411,853	$1,949,892	13,381,152	$(835,094)	$(93,889)	$1,477,053

Balance at January 1, 2011	$44,291	$403,601	$2,279,822	13,880,753	$(840,683)	$(76,888)	$1,810,143
Net Loss			(71,866)				(71,866)
Other Comprehensive loss						(112)	(112)
Cash Dividends Declared			(40,095)				(40,095)
Issuance of Restricted Stock Awards		(940)		(67,206)	940		0
Compensation Related to Options Granted		1,592					1,592
Amortization of Restricted Stock Awards		3,503					3,503
Options Exercised and Employee Stock Purchase Plan		246		(10,656)	134		380
Purchases of Treasury Stock				22,788	(827)		(827)
Balance at June 30, 2011	$44,291	$408,002	$2,167,861	13,825,679	$(840,436)	$(77,000)	$1,702,718

*	Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of June 30, 2012.
**	Amounts are net of tax.

See notes to condensed consolidated financial statements

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 2 — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	June 30,
	2012	2011
Net loss	$(55,326)	$(37,308)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,314,646	30,227,758

	Six Months Ended
	June 30,
	2012	2011
Net loss	$(90,139)	$(71,866)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,298,772	30,219,367

There were no dilutive equity awards outstanding as of June 30, 2012. Awards of 2,395,209 and 1,786,731 shares of common stock for the three months ended June 30, 2012 and 2011, respectively, and 2,392,797 and 1,814,510 shares of common stock for the six months ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 3 — Debt and Liquidity:

Debt consists of the following:

	June 30,	December 31,
As of	2012	2011
Unsecured revolving credit facility	$1,146,000	$917,000
8.125% notes due 2018, net of unamortized discount of $3,098 and $3,368	296,902	296,632
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $15 and $20	63,588	63,583
Floating rate secured term loans, due through 2023	592,162	642,677
	2,244,652	2,065,892
Less current portion	292,412	14,990
Long-term portion	$1,952,240	$2,050,902

The weighted average effective interest rate for debt outstanding at June 30, 2012 and December 31, 2011 was 3.4% and 3.6%, respectively. Such rates take into consideration related interest rate swaps.

Financial Covenants

Agreements related to long-term debt provide for prepayment privileges (in certain instances with penalties). As noted below, certain of the Company’s debt agreements contain loan-to-value clauses, which could require the Company, at its option, to post additional collateral or prepay a portion of the outstanding borrowings should the value of the vessels securing borrowings under each of such agreements decrease below their current valuations. In addition, the financing agreements impose operating restrictions and establish minimum financial covenants, including limitations on the amount of total borrowings and secured debt and provide for acceleration of principal payments under certain circumstances, including failure to satisfy certain financial covenants. Failure to comply with any of the covenants in the financing agreements could also result in a default under those agreements and under other agreements containing cross-default provisions. The Company was in compliance with all of its financial covenants under all of its debt agreements as of June 30, 2012. Given the possibility of continued depression of market values in the International Flag segments in the near term as well as the adverse affect that a continued depression of spot rates would have on the Company’s operating performance, the Company's forecasts for the twelve months ending June 30, 2013, indicate significant reductions in the headroom that the Company has under the financial covenants in its debt agreements. The Company believes, however, that it will maintain compliance with all of its covenants over the twelve months ending June 30, 2013, including those associated with the $900,000 forward start facility, which do not become effective until December 31, 2012, through the use of cash on hand and the execution of one or more of the liquidity raising options discussed below. Additional information with respect to unsecured and secured long-term debt agreements to which the Company is a party follows below:

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

At June 30, 2012, the Company had unused unsecured credit availability of approximately $343,854, which reflects $10,146 of letters of credit issued principally in connection with collateral requirements for derivative transactions and certain arbitration proceedings. In July 2012, the Company borrowed an additional $343,000 under the unsecured revolving credit agreement for general corporate purposes.

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

The excess of the amount outstanding plus letters of credit issued under the unsecured revolving credit agreement as of June 30, 2012 over the $900,000 capacity of the replacement forward start facility of $256,147, has been included in the current portion of long-term debt in the accompanying consolidated balance sheet. The Company currently intends, to the extent necessary, to use cash on hand to reduce amounts outstanding under its unsecured revolving credit agreement by December 31, 2012.

The Company is evaluating how best to increase liquidity and how to bridge the estimated $100 million gap between the amounts that it anticipates may be outstanding under the existing unsecured revolving credit facility as of February 8, 2013 and the amounts that will be available under the forward start credit facility. These options include increasing the borrowing capacity of the forward start credit facility; obtaining incremental bank financing; raising debt or equity capital using the Form S-3 shelf registration that was filed on February 13, 2012; selling or entering into sale and leaseback transactions for one or more vessels; or a combination of these or other options, some of which may be difficult to execute. The Company intends to market in the third quarter of 2012 one or more ships for sale or sale and leaseback and is also currently in discussions with its main banks while pursuing each of the other options listed above. The Company believes that it will be able to execute one or more of these liquidity raising options. If market conditions, however, continue to remain weak, OSG may be unable to enter into suitable vessel sale or leaseback transactions, raise additional equity capital or obtain debt financing on acceptable terms, which could have a material adverse impact on the Company’s business, operations, financial condition and liquidity.

Secured Loan Facilities

As of June 30, 2012, 15 vessels representing approximately 29% of the net book value of the Company’s vessels, are pledged as collateral under certain term loans maturing between 2018 and 2023.

On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its unsecured revolving credit facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

Interest paid, excluding capitalized interest, amounted to $11,869 and $9,184 for the three months ended June 30, 2012 and 2011, respectively, and $40,992 and $36,979 for the six months ended June 30, 2012 and 2011, respectively.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 4 — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs and gain/(loss) on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2012 and 2011 follows:

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
Three months ended June 30, 2012:
Shipping revenues	$104,268	$91,044	$3,076	$92,966	$291,354
Time charter equivalent revenues	79,006	44,169	3,059	83,767	210,001
Depreciation and amortization	20,400	12,127	1,592	16,232	50,351
Gain/(loss) on disposal of vessels	(200)	0	0	485	285
Income/(loss) from vessel operations	(5,942)	(16,384)	(724)	16,716	(6,334)
Equity in income of affiliated companies	3,780	0	1,516	242	5,538
Investments in affiliated companies at June 30, 2012	240,037	3,855	18,183	635	262,710
Total assets at June 30, 2012	1,913,943	886,074	24,109	1,028,967	3,853,093

Three months ended June 30, 2011:
Shipping revenues	94,472	87,744	4,095	85,427	271,738
Time charter equivalent revenues	76,233	51,193	4,090	75,815	207,331
Depreciation and amortization	17,948	9,547	1,398	13,827	42,720
Gain/(loss) on disposal of vessels	831	(6)	(29)	659	1,455
Income/(loss) from vessel operations	(9,785)	(4,411)	46	11,083	(3,067)
Equity in income of affiliated companies	1,450	0	1,862	618	3,930
Investments in affiliated companies at June 30, 2011	218,739	4,055	41,850	1,101	265,745
Total assets at June 30, 2011	1,893,810	882,092	48,924	1,081,969	3,906,795

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
Six months ended June 30, 2012:
Shipping revenues	$198,709	$191,575	$6,241	$187,207	$583,732
Time charter equivalent revenues	154,506	96,067	6,199	167,258	424,030
Depreciation and amortization	40,771	24,282	3,081	31,479	99,613
Gain/(loss) on disposal of vessels	(594)	0	7	978	391
Income/(loss) from vessel operations	(14,556)	(25,679)	(1,228)	33,428	(8,035)
Equity in income of affiliated companies	8,402	0	3,631	585	12,618
Expenditures for vessels	25,008	13,121	112	235	38,476
Payments for drydocking	12,658	3,210	0	7,917	23,785

Six months ended June 30, 2011:
Shipping revenues	198,176	165,608	8,132	163,490	535,406
Time charter equivalent revenues	165,042	96,464	8,127	144,260	413,893
Depreciation and amortization	35,636	18,591	2,848	27,953	85,028
Gain/(loss) on disposal of vessels	758	(71)	(29)	(71)	587
Income/(loss) from vessel operations	(7,080)	(14,028)	(64)	17,600	(3,572)
Equity in income of affiliated companies	5,182	0	3,315	1,075	9,572
Expenditures for vessels	7,951	48,326	0	52,518	108,795
Payments for drydocking	6,095	2,834	0	2,267	11,196

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	June 30,
	2012	2011
Time charter equivalent revenues	$210,001	$207,331
Add: Voyage expenses	81,353	64,407
Shipping revenues	$291,354	$271,738

	Six Months Ended
	June 30,
	2012	2011
Time charter equivalent revenues	$424,030	$413,893
Add: Voyage expenses	159,702	121,513
Shipping revenues	$583,732	$535,406

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Reconciliations of income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended
	June 30,
	2012	2011
Total loss from vessel operations of all segments	$(6,334)	$(3,067)
General and administrative expenses	(23,088)	(22,434)
Severance and relocation costs	(1,302)	0
Gain on disposal of vessels	285	1,455
Consolidated loss from vessel operations	(30,439)	(24,046)
Equity in income of affiliated companies	5,538	3,930
Other income/(expense)	(6,484)	722
Interest expense	(22,084)	(19,134)
Loss before income taxes	$(53,469)	$(38,528)

	Six Months Ended
	June 30,
	2012	2011
Total loss from vessel operations of all segments	$(8,035)	$(3,572)
General and administrative expenses	(44,224)	(46,902)
Severance and relocation costs	(2,213)	0
Gain on disposal of vessels	391	587
Consolidated loss from vessel operations	(54,081)	(49,887)
Equity in income of affiliated companies	12,618	9,572
Other income/(expense)	(3,072)	2,546
Interest expense	(45,094)	(36,873)
Loss before income taxes	$(89,629)	$(74,642)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

As of June 30,	2012	2011
Total assets of all segments	$3,853,093	$3,906,795
Corporate cash and securities	226,554	230,002
Other unallocated amounts	71,687	91,675
Consolidated total assets	$4,151,334	$4,228,472

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 5 — Vessels:

Purchase and Construction Commitments

As of June 30, 2012, the Company had remaining commitments for vessels to be wholly owned by the Company of $46,452 on non-cancelable contracts for the construction of two Aframaxes. These vessels are scheduled for delivery in 2013.

Vessel Impairments

The Company performed an impairment test on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2011. Based on tests performed it was determined that the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the International Crude and Products vessels exceed each of the vessels’ carrying values as of December 31, 2011. The Company gave consideration as to whether events or changes in circumstances had occurred that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of June 30, 2012. The Company concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 2011 impairment tests. Furthermore, the Company believes that given the relatively long remaining useful lives that its International Flag vessels have to generate sufficient cash flows to offset their carrying values, it is unlikely that any of the vessels in its International Flag fleet is impaired as of June 30, 2012.

In September 2011, Sunoco, a core customer of the Company’s Delaware Bay lightering business, announced that it will make its Marcus Hook and Philadelphia refineries available for sale. Subsequently, in December 2011, Sunoco announced that it would begin idling the Marcus Hook facility immediately while it continued to seek a buyer and also pursue options with third parties for alternate uses of the facility. Sunoco also announced that it intended to continue to operate the Philadelphia refinery as long as market conditions warranted. However, if a suitable transaction could not be implemented, Sunoco would permanently idle the main processing units at the Philadelphia refinery no later than August 2012. On July 2, 2012, Sunoco announced it had entered into a joint venture agreement with a third party to take over the operations of the Philadelphia refinery. On July 3, 2012, Sunoco tendered a six-month notice of reduction of minimum volumes under its long-term lightering contract with the Company. The lightering contract provides for rights and obligations of the parties when a notice of reduction is tendered. The Company is currently in discussions with Sunoco regarding the notice and the terms of the reduction. The announced plans of the Delaware Bay refineries to source increased volumes of crude oil from North America (versus imported crude) coupled with the amendment of the lightering contract could result in the Company’s redeployment of one or both of the two new ATBs to other locations with possible reductions in revenues earned. These two ATBs, the OSG 350 and the OSG 351, are recent newbuilds with relatively high cost bases and redeploying one or both of these vessels into the clean products trade would require modifications to be made to the vessels. Based on the tests performed in December 2011, it was determined that the estimated undiscounted future cash flows would exceed the carrying values of each of the vessels under two different scenarios – one assuming the Sunoco refineries are purchased and continue to operate as refineries that require lightering services, employing the two ATBs for the remainder of their lives, and a second assuming the refineries are closed and the two ATBs enter the U.S. Gulf of Mexico clean market after necessary modifications are made, earning spot rates. The Company does not consider the receipt of Sunoco’s notice of reduction to be new information since such receipt was considered possible based on Sunoco’s announced intention to idle the Philadelphia refinery by August 2012 if a buyer couldn’t be found. Further, the Company does not believe that either of the two ATBs referred to above was impaired as of June 30, 2012.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Management will continue to monitor developments, which could result in a change in the above conclusions.

Vessel Sales

There were no vessels sold during the six months ended June 30, 2012. However, on June 28, 2012, the Company entered into an agreement for the sale of its Car Carrier, the Overseas Joyce, which is expected to deliver to buyers by the end of October 2012. At that time the Company expects to recognize a gain on such sale. The Company recognized aggregate gains of $391 during the period principally from the sale of equipment as well as property sold in accordance with the Bender Shipbuilding & Repair Co., Inc. (“Bender”) bankruptcy liquidation plan.

During the six months ended June 30, 2011, the Company delivered its two remaining single-hulled U.S. Flag Tankers to buyers. Also, the remaining chartered-in single hulled International Flag Aframax in which the Company had a residual interest was delivered to buyers. The Company recognized a gain of $2,117 on these transactions. The gain on disposal for the six months ended June 30, 2011 period also includes approximately $3,400 in proceeds received in connection with property sold in accordance with the Bender liquidation plan as well as a loss of approximately $4,357 related to the cancellation of an order with an equipment supplier and the retirement of vessel support equipment.

Vessel Acquisitions and Deliveries

During the six months ended June 30, 2012, the Company completed construction of a VLCC and an International Flag Handysize Product Carrier. During the six months ended June 30, 2011, the Company completed construction of a U.S. Flag ATB, an International Flag Panamax Product Carrier and a tug boat.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2012, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”) Joint Venture

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform Floating Storage and Offloading (“FSO”) services in the Al Shaheen field off shore Qatar. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term credit facility, which was secured by the service contracts. Approximately $270,779 and $294,937 was outstanding under this facility as of June 30, 2012 and December 31, 2011, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued guarantees. As of June 30, 2012 and December 31, 2011, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $67 and $122, respectively.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. The interest rate swaps, covering notional amounts aggregating $374,796 and $396,993 as of June 30, 2012 and December 31, 2011, respectively, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of amounts recognized in equity in income from affiliated companies were losses of $994 and $2,308 for the quarters ended June 30, 2012 and 2011, respectively and $1,091 and $2,373 for the six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, the joint venture had a liability of $30,752 and $33,040, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $7,184 and $7,790, at June 30, 2012 and December 31, 2011, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

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

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $775,717 and $790,946 at June 30, 2012 and December 31, 2011, respectively. These swaps are being accounted for as cash flow hedges. As of June 30, 2012 and December 31, 2011, the joint venture recorded a liability of $137,016 and $148,699, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $68,295 and $74,133 at June 30, 2012 and December 31, 2011, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	June 30,
	2012	2011
Shipping revenues	$85,489	$83,011
Ship operating expenses	(59,150)	(55,647)
Income from vessel operations	26,339	27,364
Other expense	(2)	(358)
Interest expense	(16,598)	(20,060)
Net income	$9,739	$6,946

	Six Months Ended
	June 30,
	2012	2011
Shipping revenues	$172,561	$164,811
Ship operating expenses	(118,566)	(110,978)
Income from vessel operations	53,995	53,833
Other expense	(314)	(698)
Interest expense	(31,703)	(35,709)
Net income	$21,978	$17,426

Note 7 – Variable Interest Entities (“VIEs”):

As of June 30, 2012, the Company participates in five commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note 6 above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs as of June 30, 2012:

Consolidated Balance Sheet
Investments in Affiliated Companies	$228,079
Deferred Income Taxes and Other Liabilities (1)	67

(1)	Represents the Company’s valuation of its several guaranty of the FSO joint venture’s outstanding debt at June 30, 2012.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at June 30, 2012:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Income Taxes and Other Liabilities	$67	$370,000

In addition, as of June 30, 2012, the Company had approximately $27,977 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2012. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guaranty would first be reduced by the fair value of such FSOs.

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

The estimated fair values of the Company’s financial instruments, other than derivatives and marketable securities that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

		Level 1:
		Quoted prices in
		active markets for	Level 2
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
June 30, 2012:
Cash and cash equivalents	$226,554	$226,554	$0
Debt	$(1,941,658)	$0	$(1,941,658)

December 31, 2011:
Cash and cash equivalents	$54,877	$54,877	$0
Debt	$(2,065,892)	$0	$(2,065,892)

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

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes that reduce its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and (ii) from time to time for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. As of June 30, 2012, the Company was party to FFA contracts entered into for trading purposes. These contracts, representing aggregate volumes of 240,000 metric tons (“mts”) of cargo and 6,000 mts of bunkers, expire in December 2013 and do not qualify as cash flow hedges for accounting purposes.

Fuel Price Volatility Risk

The Company enters into standalone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. As of June 30, 2012, the Company is party to four bunker swap agreements, the details of which are as follows:

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Metric tons	Price per Metric
Fuel Type	per Month	ton (mts)	Contract Period
3.5% Rotterdam Fuel Oil	400 mts	$522	July 2011 to September 2012
3.5% Rotterdam Fuel Oil	500 mts	$607	October 2011 to September 2013
3.5% Rotterdam Fuel Oil	500 mts	$580	October 2011 to September 2013
3.5% Rotterdam Fuel Oil	325 mts	$607	June 2012 to March 2014

These contracts settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. These swaps do not qualify as cash flow hedges for accounting purposes.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to seven floating-to-fixed interest rate swap agreements with various major financial institutions covering notional amounts aggregating approximately $220,412 at June 30, 2012 pursuant to which it pays fixed rates ranging from 3.3% to 4.7% and receives floating rates based on three-month LIBOR (approximately 0.46% at June 30, 2012). These agreements contain no leverage features and have various final maturity dates ranging from December 2012 to August 2014.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. At June 30, 2012, the notional amounts of the foreign currency forward contracts aggregated approximately CAD$2,400, settling monthly through December 2012. Such contracts were not designated as cash flow hedges for accounting purposes.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
June 30, 2012	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Inventories, prepaid expenses	$0	Accounts payable, accrued	$(3,675)
	and other current assets		expenses and other current
			liabilities
Long-term portion	Other assets	0	Deferred income taxes and	(212)
			other liabilities
Total derivatives designated as hedging instruments		$0		$(3,887)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses	$0	Accounts payable, accrued	$(1,279)
	and other current assets		expenses and other current
			liabilities
Long-term portion	Other assets	0	Deferred income taxes and	(798)
			other liabilities
Foreign currency contracts:
Current portion	Inventories, prepaid expenses	7	Accounts payable, accrued	0
	and other current assets		expenses and other current
			liabilities
Total derivatives not designated as hedging instruments		$7		$(2,077)

Total derivatives		$7		$(5,964)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Asset Derivatives		Liability Derivatives
December 31, 2011	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Inventories, prepaid expenses	$0	Accounts payable, accrued	$(6,109)
	and other current assets		expenses and other current
			liabilities
Long-term portion	Other assets	0	Deferred income taxes and	(1,109)
			other liabilities
Total derivatives designated as hedging instruments		$0		$(7,218)

Derivatives not designated as hedging instruments:

Bunker swaps:
Current portion	Inventories, prepaid expenses	$165	Accounts payable, accrued	$0
	and other current assets		expenses and other current
			liabilities
Long-term portion	Other assets	0	Deferred income taxes and	(321)
			other liabilities
Foreign currency contracts:
Current portion	Inventories, prepaid expenses	0	Accounts payable, accrued	(57)
	and other current assets		expenses and other current
			liabilities
Total derivatives not designated as hedging instruments		$165		$(378)

Total derivatives		$165		$(7,596)

The effect of cash flow hedging relationships on the balance sheets as of June 30, 2012 and December 31, 2011 follows:

	Amount of Derivative Gain or (Loss) Reclassified to
	Accumulated Other Comprehensive Loss
	(Effective Portion)
	June 30, 2012	December 31, 2011

Interest rate swaps	$(78,195)	$(87,038)
Total	$(78,195)	$(87,038)

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The effect of cash flow hedging relationships on the statements of operations for the six months ended June 30, 2012 and 2011 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss(1)		Ineffective Portion(2)
For the six months ended		Amount of		Amount of
June 30, 2012	Location	Gain/(Loss)	Location	Gain/(Loss)

Interest rate swaps	Interest expense	$(2,393)	Interest expense	$0
Total		$(2,393)		$0

(1)	The amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended June 30, 2012 related to interest rate swaps was $(1,656).
(2)	There was no ineffectiveness recognized in earnings for the three months ended June 30, 2012 related to interest rate swaps designated as cash flow hedges.

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss(3)		Ineffective Portion(4)
For the six months ended		Amount of		Amount of
June 30, 2011	Location	Gain/(Loss)	Location	Gain/(Loss)

Interest rate swaps	Interest expense	$(3,749)	Interest expense	$0

Foreign currency contracts	General and administrative expenses	602	General and administrative expenses	0
Total		$(3,147)		$0

(3)	The amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended June 30, 2011 related to interest rate swaps and foreign currency contracts were $(2,477) and $651, respectively.
(4)	There was no ineffectiveness recognized in earnings for the three months ended June 30, 2011 related to interest rate swaps and foreign currency contracts designated as cash flow hedges.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the three and six months ended June 30, 2012 and 2011 are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2012	2011	2012	2011

FFAs and bunker swaps	Other income/(expense)	$(3,625)	$136	$(1,004)	$1,178

Foreign currency contracts	General and administrative expenses	(145)	0	7	0
Total		$(3,770)	$136	$(997)	$1,178

Fair Value Hierarchy

The following tables present the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

		Level 1:
		Quoted prices in
		active markets for		Level 2
		identical assets		Significant other
	Fair Value	or liabilities		observable inputs(1)
June 30, 2012:
Available-for-sale marketable securities	$236	$236		$0
Derivative assets	$7	$0		$7	(2)
Derivative liabilities	$(5,964)	$(2,077	)(3)	$(3,887	)(4)

December 31, 2011:
Trading marketable securities	$12,346	$12,346	(5)	$0
Available-for-sale marketable securities	$1,038	$1,038		$0
Derivative assets	$165	$165	(6)	$0
Derivative liabilities	$(7,596)	$(321	)(6)	$(7,275	)(7)

(1)	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency contracts and interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as exchange rates, interest rate yield curves and creditworthiness of the counterparty and the Company.
(2)	Foreign currency contracts
(3)	FFAs (liability of $667) and bunker swaps (liability of $1,410)
(4)	Standard interest rate swaps
(5)	Included in other assets in the accompanying balance sheet
(6)	Bunker swaps
(7)	Standard interest rate swaps (liability of $7,218) and foreign currency contracts (liability of $57)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At June 30, 2012, the Company did not hold collateral related to its derivative transactions. At June 30, 2012, the Company has a $1,000 letter of credit issued in relation to its derivative activities.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 9 — Taxes:

On October 22, 2004, the President of the U.S. signed into law the American Jobs Creation Act of 2004. The Jobs Creation Act reinstated tax deferral for OSG’s foreign shipping income for years beginning after December 31, 2004. Effective January 1, 2005, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S. The Company intends to permanently reinvest these earnings, as well as its share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures, in foreign operations. Accordingly, no provision for U.S. income taxes on the shipping income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures was required to date in 2012 or at any time in 2011. As of June 30, 2012, undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $2,200,000, including $119,000 earned prior to 1976; the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $770,000.

The components of the income tax benefits/(provisions) follow:

	Three Months Ended
	June 30,
	2012	2011
Current	$(1,476)	$(321)
Deferred	(381)	1,541
	$(1,857)	$1,220

	Six Months Ended
	June 30,
	2012	2011
Current	$(1,812)	$180
Deferred	1,302	2,596
	$(510)	$2,776

At December 31, 2011 the Company had a reserve of approximately $4,804 for benefits attributable to tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than “more likely than not.” There was no material change in the reserve during the six months ended June 30, 2012.

Note 10 — Capital Stock and Stock Compensation:

On February 13, 2012, the Company filed a Form S-3 shelf registration with the SEC that will allow it to issue common stock, preferred stock, debt securities, warrants or units (as defined) up to an aggregate of $500,000, from time to time as market conditions permit.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Restricted Common Stock, Performance Related Grants and Options

During the six months ended June 30, 2012 and 2011, the Company awarded a total of 401,409 and 82,544 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the six months ended June 30, 2012 and 2011 was $10.09 and $34.90 per share, respectively (the market price at date of grant).

During the six months ended June 30, 2012, the Company granted certain of its senior officers performance awards valued at an aggregate of approximately $1,307 on the grant date. Each performance award represents a contingent right to receive cash or, at the Company’s option, shares of common stock of the Company, based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the three-year period over which the performance goals are measured. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants. It is the Company’s intention (but not an obligation) to settle the awards in shares of the Company’s common stock to the extent such shares are available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”) on the settlement date. To the extent sufficient shares are not available for issuance under the 2004 Plan or the Compensation Committee of the Board of Directors determines not to settle the awards in shares, the awards shall be paid in cash. As a result of the current and expected availability of shares under the 2004 Plan and the Company’s intent to settle these awards in shares of the Company’s common stock if such shares are available, these cash based performance awards are being accounted for as equity awards. The Company will evaluate at each reporting date, the sufficiency of shares available under the 2004 Plan to settle the awards in shares. If at any reporting date in the future the shares available under the 2004 Plan are not sufficient, these awards would be bifurcated into the portion that can be settled in shares and the portion that would have to be settled in cash, with the latter portion being classified as a liability award.

In the first six months of 2012 and 2011, the Company granted a total of 45,000 and 45,192 restricted stock units, respectively, to its non-employee directors. At the date of the awards in the first six months of 2012 and 2011, the fair market value of the Company’s stock was $10.00 and $26.55 per share, respectively. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

There were no performance related restricted stock units awarded during 2012. During the six months ended June 30, 2011, the Company granted a total of 54,329 performance related restricted stock units to certain of its employees, including senior officers. Each performance unit represents a contingent right to receive shares of common stock of the Company based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. The performance units have no voting rights and may not be transferred or otherwise disposed of until they vest. Dividends will be paid when the performance period expires and are conditioned upon the attainment of the performance goals. The estimated weighted average grant-date fair value of the performance stock units awarded during the six months ended June 30, 2011 was $40.19 per share. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants.

Stock Options

During the six months ended June 30, 2012 and 2011, options covering 377,653 and 176,312 shares, respectively, were granted at or above the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the six months ended June 30, 2012 and 2011 was $12.50 and $34.90 per share, respectively. The grant date fair value of options granted during the six months ended June 30, 2012 and 2011 was $3.83 and $10.04 per share, respectively.

Note 11 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

	June 30,	December 31,
As of	2012	2011
Unrealized gains/(losses) on available-for-sale securities	$(730)	$34
Unrealized losses on derivative instruments	(78,195)	(87,038)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(14,964)	(14,787)
	$(93,889)	$(101,791)

Included in accumulated other comprehensive loss at June 30, 2012 are the following amounts that have not yet been recognized in net periodic cost: unrecognized transition obligation of $23 ($15 net of tax), unrecognized prior service costs of $1,554 ($1,010 net of tax) and unrecognized actuarial losses of $21,445 ($13,939 net of tax).

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 12 — Leases:

1. Charters-in:

As of June 30, 2012, the Company had commitments to charter in 45 vessels. All of the charters-in are accounted for as operating leases, of which 21 are bareboat charters and 24 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in at
June 30, 2012	Amount	Operating Days
2012	$76,770	3,864
2013	152,102	7,665
2014	144,032	6,120
2015	87,108	3,850
2016	52,729	2,928
Thereafter	146,814	7,806
Net minimum lease payments	$659,555	32,233

Time Charters-in at
June 30, 2012	Amount	Operating Days
2012	$75,566	5,020
2013	116,686	8,108
2014	91,074	5,577
2015	72,446	4,236
2016	56,375	3,406
Thereafter	62,279	3,811
Net minimum lease payments	$474,426	30,158

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

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At June 30,2012	Amount	Revenue Days
2012	$154,873	4,323
2013	181,121	4,233
2014	92,482	1,874
2015	17,329	361
Net minimum lease payments	$445,805	10,791

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $841 (2012) and $1,682 (2013), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price. The largest COA in the Delaware Bay lightering trade is excluded from the table above because the minimum annual revenues for that contract cannot be reasonably estimated. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Note 13 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the six months ended June 30, 2012 and 2011.

The Company expects that its required contributions in 2012 with respect to its domestic defined benefit pension plan will be approximately $1,832, of which $1,114 was funded during the six months ended June 30, 2012.

Note 14 — Other Income/(Expense):

Other income/(expense) consists of:

	Three Months Ended
	June 30,
	2012	2011

Investment income:
Interest and dividends	$187	$372
Gain/(loss) on sale or write-down of securities and investments	(3,368)	69
	(3,181)	441
Gain/(loss) on derivative transactions	(3,625)	136
Miscellaneous — net	322	145
	$(6,484)	$722

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30,
	2012	2011

Investment income:
Interest and dividends	$284	$685
Gain/(loss) on sale or write-down of securities and other investments	(2,350)	500
	(2,066)	1,185
Gain/(loss) on derivative transactions	(1,004)	1,178
Miscellaneous — net	(2)	183
	$(3,072)	$2,546

Note 15 – Severance and Relocation Costs:

In the first quarter of 2012, the Company announced the relocation of the technical management of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office. In connection therewith, approximately 50 employees have been or will be terminated in Newcastle. In connection therewith, the Company expects to record approximately $3,100 in costs related to severance and transfer of vessel management during 2012. As of June 30, 2012, the Company has recognized severance and relocation related costs totaling $2,213.

Note 16 — Contingencies:

The Internal Revenue Service (“IRS”) imposed penalties totaling approximately $3,500 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. The court case is scheduled for September 2013. As of June 30, 2012, the Company has paid $3,500 in penalties and such amounts are included in other receivables in the accompanying consolidated balance sheet. The Company believes, based on the merits of the case, that the likelihood of an unfavorable judgment is more than remote but less than probable. Accordingly, no provisions have been made in the Company’s financial statements for a potential loss as of June 30, 2012, as the Company does not believe there is any one amount within the range of likely losses (from $0 to $3,500) that is a better estimate than another.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is one of the largest independent bulk shipping companies in the world. The Company’s operating fleet as of June 30, 2012, consisted of 112 vessels aggregating 10.7 million dwt and 864,800 cbm, including 45 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 112 vessels, two newbuilds are scheduled for delivery in 2013, bringing the total operating and newbuild fleet to 114 vessels.

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

Overview

Second quarter average spot fixture rates for crude oil tankers were higher than those in the second quarter of 2011 primarily due to an increase in worldwide crude oil inventories of about 2.1 million barrels per day (“b/d”) during the second quarter of 2012 compared with an inventory drawdown of approximately 400,000 b/d in the second quarter of 2011. Spot rates for Product Carriers were, however, significantly lower than those in the second quarter of 2011 as oil demand declined in both Europe and the U.S. and led to a reduction in transatlantic movements. Additionally, shipowners in Asia, where spot rates were even lower, moved their excess tonnage into the Atlantic Basin, which resulted in an oversupply that further weighed on rates.

The sanctions against Iran that became effective on July 1, 2012 also benefitted tonne-mile demand as countries in the European Union (“EU”) and Asia (South Korea, Japan, Singapore and China) either significantly reduced or eliminated their Iranian crude oil imports and began to source crude oil from more distant sources well before the effective date. Countries such as China also increased its commercial and strategic crude oil inventory reserve levels while Saudi Arabia shipped crude oil to inventory storage facilities in both Asia and Europe, adding to tonne-mile demand growth. A reduction in the Brent-Dubai price differential during the first half of 2012 compared with the same timeframe in 2011 resulted in a significant increase in the movement of crude oil from West Africa to Asia as Asian refiners found it more profitable to run light sweet crudes from the Atlantic Basin areas as opposed to crudes from the Middle East.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

World oil demand in the second quarter of 2012 amounted to 88.8 million b/d, an increase of approximately 870,000 b/d, or 1.0%, over the second quarter of 2011. Oil demand increased by 1.15 million b/d in non-OECD areas but declined by 270,000 b/d in OECD countries. Transportation fuels accounted for most of the increase in non-OECD oil demand, led by increases in Asia of about 470,000 b/d followed by increases in the Middle East, the FSU and in Latin America of 200,000 b/d, 190,000 b/d and 140,000 b/d, respectively.

Reduced OECD oil demand was centered in the Atlantic Basin, as European demand declined by 480,000 b/d and North American demand fell by 230,000 b/d as ongoing economic problems persisted, especially in Europe. The weak demand in the Atlantic Basin was somewhat offset by a 440,000 b/d increase in demand in OECD Pacific areas, specifically in Japan, which imported significant volumes of low sulfur fuel oil and direct burn crudes necessary for power generation purposes as their nuclear power plants remained closed as a result of damage caused by the earthquake / tsunami in the second quarter of last year.

OPEC production during the second quarter of 2012 averaged 31.8 million b/d, about 2.4 million b/d higher than the second quarter of 2011. Production in Libya, which was shut-in during most of the second quarter of 2011 due to its civil war, increased to almost pre-civil war levels and was responsible for approximately 50% of the total increase in OPEC production. The remaining increase of 1.2 million b/d occurred in Middle East OPEC countries as reductions in Iranian production due to pending sanctions were more than offset by increases in all other Middle East OPEC countries, especially Saudi Arabia, Kuwait and Iraq.

Following a 1.3 million b/d increase in inventories during the first quarter of 2012, world inventory levels increased by about 2.1 million b/d in the second quarter of 2012. According to the International Energy Agency (“IEA”), about 15% of the second quarter inventory increase occurred in OECD areas, primarily in the U.S. where crude oil inventory levels increased by about 225,000 b/d. China also imported significantly more crude oil than its refineries required, including record crude imports of 6.0 million b/d in May. Much of this surplus crude oil was used to partially fill China’s recently completed Phase 2 Strategic Petroleum Reserve that has a total capacity of 230 million barrels.

Rates for VLCC, Suezmaxes, Aframaxes and Panamaxes during the first half of 2012 were above those realized in the first half of 2011 while rates for Product Carriers were lower. First half 2012 crude tanker rates reflected an increase in inventory levels of about 1.7 million b/d compared with an inventory drawdown of about 200,000 b/d that occurred in the same timeframe in 2011. Lower product rates reflected the continued oversupply of tonnage in the Atlantic Basin combined with lower oil demand in both Europe and the U.S. that that reduced trans-Atlantic movements.

World oil demand during the first six months of 2012 averaged approximately 89.1 million b/d, an increase of 600,000 b/d, or 0.6%, over the first half of 2011 as demand growth in non-OECD areas of 1.2 million b/d was partially offset by a decline of 600,000 b/d in OECD countries. A significantly warmer winter in the U.S. in 2012 and the continuing financial / economic crisis in Europe during the first half of 2012 resulted in a decline in oil demand in Europe and North America of one million b/d compared with the same timeframe in 2011. Oil demand in OECD Pacific increased by about 430,000 b/d given the increase in oil-fired power generation required in Japan.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

OPEC crude oil production during the first six months of 2012 averaged approximately 31.6 million b/d, about 1.9 million b/d more than the first half of 2011. Saudi Arabia, which has stated that it will supply all the crude required by its customers and fill the void caused by reduced Iranian production due to sanctions, increased its first half production by about one million b/d compared with the same timeframe in 2011. Additionally, higher production in Kuwait and Iraq more than offset the 300,000 b/d reduction in Iranian output. First half 2012 Libyan production was up about 700,000 b/d compared with the first six months of 2011.

The tanker orderbook as of July 1, 2012 now stands at 13.9% of the existing fleet, based on deadweight tons, a twelve year low. The Aframax and Panamax orderbooks are at 7.4% and 8.8%, respectively, while the Suezmax orderbook is at 20%, the highest in the crude tanker sector. Limited new ordering in the crude tanker sector combined with scrapping of single hull and first generation double hull tankers has resulted in a continuous decline in the orderbook over the last few years that has improved the longer-term supply / demand outlook. The Product Carrier orderbook stands at 13.6% of the existing fleet.

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

International Flag VLCCs

	Spot Market TCE Rates
	VLCCs in the Arabian Gulf*
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average	$25,700	$4,200	$22,900	$9,200
High	$51,500	$20,500	$51,800	$51,500
Low	$4,300	$(10,700)	$(700)	$(10,700)

* Based on 60% Arabian Gulf to eastern destinations and 40% Arabian Gulf to western destinations

Rates for VLCCs trading out of the Arabian Gulf in the second quarter and first six months of 2012 averaged $25,700 per day and $22,900 per day, respectively, which were both more than 100% higher than rates realized in the same periods of 2011. Second quarter VLCC rates were also somewhat higher than those in the first quarter of 2012.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Long haul crude oil movements increased to both Western and Eastern destinations in the second quarter of 2012 compared with the same timeframe in 2011. Middle East crude oil movements to the U.S. Gulf Coast increased by approximately 400,000 b/d in anticipation of the startup of the Motiva 325,000 b/d refinery expansion at Port Arthur that was configured to process Saudi Arabian crude oil. This expansion was scheduled to begin during the late second quarter / early third quarter timeframe but a mechanical issue forced a shutdown in June. Repairs are now underway to resolve the issue with the full startup of the expansion now forecast to occur in early 2013.

There was also a significant increase in long-haul crude oil movements to Asia, especially to China, South Korea and Japan. Second quarter 2012 seaborne crude oil imports into China increased by 15% compared with the same timeframe in 2011 led by a 40% increase in imports from West Africa (Angola) and Latin America (Venezuela). The reduction in the Brent-Dubai price differential from over $6 per barrel in the second quarter of 2011 to about $2.50 per barrel in second quarter of 2012 led to an increase in West African crude shipments to Asia. The closure in February of the 350,000 b/d Hovensa refinery in the Caribbean, which processed Venezuelan crude oil, resulted in additional Venezuelan crude oil available for long- haul exports.

A change in the free trade agreement between the U.K. and South Korea resulted in the elimination of the 3% duty on crude imports from the U.K. that effectively lowered the price of North Sea crude oil imported into South Korea compared with other crudes that still incurred the tariff. North Sea crude oil exports to Korea have averaged about 100,000 b/d during both the second quarter and first six months of 2012 compared with no imports in 2011. This long haul movement benefitted large tankers over the first half of 2012.

There were also additional long haul crude oil movements into Japan from both the Middle East and West Africa. Middle East exports to Japan in the second quarter of 2012 averaged over 3.0 million b/d, an increase of approximately 300,000 b/d compared with the same timeframe in 2011. Additionally, Japan imported approximately 100,000 b/d of additional crude oil from West Africa. These additional crude imports were used for power generation purposes as Japan’s nuclear power plants remained closed.

The increase in VLCC rates in the first half of 2012 compared with the same timeframe in 2011 was largely due to the increase in tonne-mile demand resulting from a rise in inventory levels and from the sourcing of alternative crudes by refiners as sanctions against Iran became effective at the end of the second quarter. China imported an average of 5.6 million b/d during the first half of 2 012, an increase of 14% over the same timeframe in 2011. These imports, combined with local production of about 4.1 million b/d, resulted in total crude available for processing of 9.7 million b/d. Refining runs in China averaged about nine million b/d over the first six months of 2012 indicating that about 600,000 b/d of crude oil went into commercial and strategic storage during the first half of 2012.

Enforcement of U.S. and European sanctions against Iran has significantly reduced Iranian crude oil exports. Europe, which imported about 700,000 b/d of Iranian crudes during 2011, began to source alternative crudes from other Middle East producers and from West Africa. India, Japan and South Korea also turned to longer-haul crudes from South America and West Africa, as they reduced their imports from Iran. Additionally, the insurance and banking sanctions have marginalized the Iranian crude fleet effectively removing it from the market and forcing Iran to utilize its own tankers for floating storage purposes.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

There have been 28 VLCCs delivered during the first six months of 2012 while six have been scrapped for a net increase of 22 tankers. There was a total of 593 VLCCs (181.0 million dwt) in service as of July 1, 2012, of which 589 tankers are double hull. The VLCC orderbook totaled 95 vessels (30.1 million dwt) at July 1, 2012, equivalent to 17% of the existing total VLCC fleet, based on deadweight tons.

International Flag Suezmaxes

	Spot Market TCE Rates
	Suezmaxes in the Atlantic*
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average	$18,500	$10,200	$20,200	$12,600
High	$39,400	$21,200	$41,500	$31,100
Low	$8,800	$3,000	$8,800	$2,000

* Based on West Africa to the U.S. Gulf Coast

Rates for Suezmaxes trading out of West Africa in the second quarter of 2012 averaged $18,500 per day, 82% higher than rates in the second quarter of 2011 but about 16% below rates in the first quarter of 2012. Rates during the first half of 2012 averaged $20,200 per day, approximately 60% above rates in the first half of 2011.

Rates in the second quarter of 2012 were influenced by higher Angola production, an increase in Libyan crude oil movements to China and the switching by refiners in Asia from Iranian crude to alternative sources (West Africa and Latin America) many of which were longer-haul. Production in Angola during the second quarter of 2012 was 200,000 b/d more than that produced during the same timeframe in 2011 due to the ramp-up in new production. Imports of Libyan crude oil into China increased from an average of about 25,000 b/d in the second quarter of 2011 to approximately 160,000 b/d in the second quarter of 2012, boosting demand for Suezmaxes.

For the most part, the increase in first half 2012 freight rates reflected the same factors that positively impacted rates in the second quarter. Improvement in the VLCC market and rebuilding of the world oil inventory levels were also favorable contributing factors.

There was a net growth in the Suezmax fleet of 19 tankers during the first half of 2012 as 30 deliveries were offset by 11 scrappings. The world Suezmax fleet stood at 460 vessels (71.0 million dwt) at July 1, 2012. The Suezmax orderbook was 92 vessels (14.2 million dwt) at July 1, 2012, representing 20% of the existing Suezmax fleet, based on deadweight tons.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Flag Aframaxes

	Spot Market TCE Rates
	Aframaxes in the Caribbean*
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average	$13,600	$4,800	$15,400	$7,300
High	$21,900	$12,500	$26,800	$37,500
Low	$5,900	$100	$6,000	$100

*Based on Caribbean to the U.S. Gulf and Atlantic Coasts

Rates for Aframaxes operating in the Caribbean during the second quarter of 2012 averaged $13,600 per day, more than double rates in the second quarter of 2011 but 21% below rates in the first quarter of 2012. Rates in the first half of 2012 averaged $15,400 per day approximately double average rates for the first half of 2011.

Aframax rates benefited from additional demand in the Mediterranean as well as Asia. Production in Libya in the second quarter of 2012 and the first six months of 2012 averaged 1.4 million b/d, significantly above 2011 production levels that averaged just 120,000 b/d in the second quarter and 600,000 b/d in the first half. This incremental volume from Libya provided additional opportunities for Aframax movements of crude oil to Europe.

The Aframax market in the Pacific was supported by additional demand in Japan for oil-based power generation that includes direct burn crude oil and low sulfur fuel oil. Japan’s fuel oil imports increased by about 150,000 b/d in both the second quarter and first half of 2012 compared with the same periods in 2011. Due to strict regulations, most of the fuel oil was primarily imported from Korea, Malaysia and Indonesia. Direct burn crudes are required to have a sulfur content of 0.1% or less and Japanese utilities prefer to run crudes from Indonesia, Vietnam, West Africa and Australia. Crude oil imports into Japan from Southeast Asia and Australia increased by approximately 70,000 b/d in the second quarter of 2012 and 100,000 b/d in the first half of 2012 compared with the same timeframes in 2011. Crude oil imports into Japan from the Russian port of Kozmino also increased (by 50,000 b/d in the second quarter of 2012 and by about 30,000 b/d in the first half of 2012).

A new Aframax port began exporting Russian crude oil from the Baltic Sea port of Ust Luga beginning in March, 2012. Exports from the Baltic Sea area have increased by 24% since the port opened providing additional opportunities for Aframaxes and supporting rates.

Refining utilization levels in the U.S. averaged approximately 88.8% during the second quarter of 2012, an increase from the 85.8% in the second quarter of 2011. While the increase in domestic production in the U.S. from Eagle Ford and Bakken oil shale met most of this demand increase, the need for additional feedstocks in the second quarter of 2012 helped to support the Aframax market.

Somewhat offsetting these positive factors were a reduction in North Sea crude oil production. North Sea crude oil production during the second quarter of 2012 was estimated to be about 3.5 million b/d, or some 350,000 b/d below levels in the second quarter of 2011. Technical problems and unplanned maintenance at fields in both the U.K. and Norway sectors and a strike by Norway’s oil workers in mid-June that shut-in about 160,000 b/d of crude oil were key factors that resulted in the lower production.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

There were 28 Aframax tankers added to the fleet since the beginning of 2012 while 14 vessels were scrapped, resulting in a net increase of 14 tankers during the first half of 2012. The world Aframax fleet reached 911 vessels (97.2 million dwt) at July 1, 2012, including 18 single hull tankers. The Aframax orderbook was 65 vessels (7.15 million dwt) at July 1, 2012, representing 7% of the existing Aframax fleet, based on deadweight tons.

International Flag Panamaxes

	Spot Market TCE Rates
	Panamaxes - Crude and Residual Oil*
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average	$16,300	$9,300	$13,500	$12,100
High	$24,200	$17,100	$24,200	$30,000
Low	$6,800	$1,100	$1,000	$-

*Based on 50% Caribbean to U.S. Gulf and Atlantic Coasts and 50% Ecuador to U.S. West Coast

Rates for Panamaxes that move crude and residual oils averaged $16,300 per day during the second quarter of 2012, 75% above the corresponding quarter in 2011 and 50% higher than the first quarter of 2012. First half 2012 average rates were 12% higher than those in the first half of 2011.

The main factors contributing to these higher rates, both for the second quarter and first six months of 2012, include an increase in fuel oil exports from Brazil to the West Coast of South America, damage to a crude receiving multi buoy mooring in Chile that resulted in tanker delays and from planned maintenance activities on the Panama Canal that created a bottleneck and also caused delays. Rates were also supported by additional movements of residual feedstock from the Caribbean to the U.S. Gulf Coast. These heavy feedstocks are required as a quality balance to offset the additional volumes of light sweet oil shale, primarily from Eagle Ford, that are now being run by U.S. refiners. Somewhat offsetting these positive factors were a reduction in exports from Colombia.

The world Panamax fleet at July 1, 2012 was 453 vessels (32.0 million dwt), including 14 single hull tankers.  The Panamax orderbook was 38 vessels (2.8 million dwt) at July 1, 2012, representing 9% of the existing Panamax fleet, based on deadweight tons.

International Flag Handysize Product Carriers

	Spot Market TCE Rates
	Handysize Product Carriers*
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average	$4,900	$11,300	$8,000	$10,600
High	$16,100	$22,000	$20,700	$22,000
Low	$(6,600)	$1,100	$(6,600)	$700

*Based on 60% trans-Atlantic and 40% Caribbean to the U.S. Atlantic Coast

Rates for Product Carriers operating in the Caribbean and trans-Atlantic trades averaged $4,900 per day during the second quarter of 2012, about 55% below those in both the second quarter of 2011 and the first quarter of 2012. Rates in the first half of 2012 averaged $8,000 per day, 25% below rates in the first half of 2011.

Lower Product Carrier rates in both the second quarter and the first six months of 2012 relative to the comparable 2011 time periods were primarily due to reductions in product movements to the U.S. East Coast from both Europe and the Caribbean, as the motor gasoline arbitrage window between Europe and the U.S. East Coast effectively closed. The closure of the Hovensa refinery in St. Croix in February of 2012 reduced product imports into the U.S. East Coast by approximately 130,000 b/d in both the second quarter and first half of 2012 compared with the same periods in 2011. During this time, the Asian spot market remained very depressed, well below the weak rates available in the Atlantic Basin. This led to an influx of tonnage into the Atlantic Basin that increased competition in a region that was experiencing reductions in demand. In addition, Product markets were also in backwardation during this period, which limited trading opportunities for Product Carriers.

Form 10-Q

The U.S. Gulf Coast continued to be an important product export center as product exports in 2012 exceeded 2011 levels. Finished product exports from the U.S. Gulf Coast averaged over 2.0 million b/d in the second quarter of 2012, an increase of approximately 15% from the comparable period in 2011. Product exports from the U.S. Gulf Coast during the first half of 2012 were about 10% over the same period in 2011. The U.S. Gulf Coast is forecast to remain a key exporter of product to both Latin America and West Africa given its cost advantage of being able to use lower price natural gas to run its refineries versus international competitors who must rely on higher priced fuel oil.

The world Handysize Product Carrier fleet in the 29,000 to 53,000 dwt range (includes Product and IMO III Chemical tankers) reached 1,561 vessels (68.1 million dwt) at July 1, 2012. The Handysize orderbook amounted to 196 vessels (9.3 million dwt) at July 1, 2012, equivalent to 14% of the existing Handysize fleet, based on deadweight tons.

U.S. Flag Jones Act Product Carriers and Articulated Tug Barges ("ATBs")

	Average Spot Market TCE Rates
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
45,000 dwt Product Carriers	$57,800	$32,200	$54,800	$33,900
30,000 dwt ATBs	$36,000	$20,300	$33,900	$21,500

Rates for Jones Act Product Carriers and ATBs during the second quarter of 2012 averaged $57,800 per day and $36,000 per day, respectively, 79% and 77% higher than those in the second quarter of 2011, respectively, and 12% higher than first quarter 2012 rates. Rates during the first half of 2012 were approximately 60% above those in the comparable 2011 time period for both Product Carriers and ATBs.

The increase in rates in the second quarter of 2012 compared with the same quarter of 2011 reflected both an increase in demand and a reduction in U.S. Flag tanker supply. There were 54 large ocean-going vessels engaged exclusively in the coastwise trades during the second quarter of 2012 compared with 61 at the end of the second quarter of 2011. Additionally, the closures of the St. Croix Hovensa refinery eliminated a source of product supply for Florida but increased employment opportunities for U.S. Flag ATBs that move product from the U.S. Gulf Coast to Florida.

It was recently announced that two refineries on the U.S. East Coast that were either closed or on the verge of closing were to be acquired by companies that are committed to upgrading and operating these refineries. Delta Airlines has agreed to purchase ConocoPhillip’s 185,000 b/d Trainer refinery (closed since September 2011) and will perform maintenance and upgrade work that will allow it to commence fuel production by the end of 2012. The Carlyle Group has agreed to purchase the 335,000 b/d Sunoco Philadelphia refinery with the intent of upgrading the refinery and sourcing lower cost feedstock and refinery fuel from gas reserves in the U.S.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The total Jones Act fleet of Product Carriers, ATBs and ITBs (“Integrated Tug Barges”) remained at 54 vessels during the second quarter of 2012 as there were no additions to or removals from the fleet. Since the beginning of the year, there has been a decrease of one vessel through demolition with no newbuilding deliveries. There were no idle Jones Act fleet vessels at the end of the second quarter of 2012.

At June 30, 2012, the Jones Act Product Carrier orderbook consisted of five tankers and ATBs in the 160,000 to 420,000 barrel size range scheduled for delivery through 2015. These additions will be partially offset by the deletion of one vessel that is expected to be retired in accordance with OPA 90 phaseout regulations.

Outlook

According to the IEA, world oil demand in 2012 is expected to average 89.9 million b/d, an increase of 0.9%, or 800,000 b/d, over 2011. Oil demand in the third and fourth quarters is forecast to increase by 1.0% and 1.2%, respectively, from the third and fourth quarters of 2011. Oil demand in the fourth quarter of 2012 is forecast to reach a record level of 90.9 million b/d.

It is estimated that oil demand in the third quarter of 2012 will reach 90.4 million b/d, an increase of approximately 1.7 million b/d over the second quarter of 2012. Second half 2012 oil demand is forecast to increase by about 1.6 million b/d compared with demand in the first half of 2012 and by about 1.2 million b/d compared with the same timeframe in 2011.

Non-OPEC production in the third quarter of 2012 is forecast to be the same as in the second quarter of 2012. Ongoing turmoil in Syria, Yemen and Sudan is expected to continue to shut-in about 600,000 b/d of production through the end of the year. The increase in demand in the third quarter of 2012 over the second quarter of 2012 will therefore likely be met by a combination of higher OPEC production and possible inventory drawdowns.

Additions to refining capacity in the U.S. and Asia will contribute to stronger year-on-year growth in refining runs. Refining capacity and runs will increase by more than 500,000 b/d in Asia primarily as new distillation capacity comes on line, primarily in China and India. The increase in oil demand in the third quarter of 2012 will result in higher refining runs in the U.S. and Europe and the startup of refining capacity on the U.S. East Coast during the fourth quarter will boost runs. The startup of the Motiva refining expansion that is now forecast to occur in late 2012 / early 2013 will result in higher refining runs on the U.S. Gulf Coast with corresponding incremental long-haul crude movements from the Middle East. This, in turn, will allow for an increase in products available for export. The larger Gulf Coast refinery output could also provide clean products that could be moved on U.S. Flag tankers to meet demand in Florida and other South Atlantic States that previously relied on imports from the Caribbean. Additional capacity from the startup of incremental refining capacity in India will exceed its domestic oil demand growth and allow it to export additional products to Europe, the U.S., Africa and other Asian countries.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The impasse between the world community and Iran with regard to its nuclear program will likely continue to affect world trade in crude oil. Exports from Iran are forecast to decline by approximately one million b/d following the EU embargo that went into place on July 1, 2012 and as Asian customers reduce their imports of Iranian crud as well. Additional banking and insurance sanctions against Iran also limit its ability to export crude and utilize spot tankers to move and / or store their crude oil. It appears unlikely that sanctions will be lifted anytime soon and that tensions could continue to escalate in light of Iran’s threat to close the Straits of Hormuz through which about 25% of the world’s oil production moves to customers in Asia, Europe, Africa and both North and South America.

Approximately 35% of the total 2012 tanker orderbook has been delivered thus far through the first half of the year. It is likely that, in a repeat of the pattern experienced in the last couple of years, slippage will occur as tankers scheduled for delivery over the remainder of 2012 are delivered in 2013 instead while other orders could be cancelled or converted to other vessel types such as LNG Carriers.

The world fleet is expected to grow between 4% and 6% in 2012, depending on the number of single hull tankers that are scrapped and the number of scheduled deliveries that are delayed into 2013.

Freight rates remain highly sensitive to severe weather and geopolitical events. Hurricanes in the Gulf of Mexico during the second half of 2012 could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected. Geopolitical events, such as the tensions in African countries and the Middle East, could also cause changes in supply patterns that could significantly impact rates. The rate of economic recovery and pace of restructuring activities in Japan and decisions concerning its nuclear power plants could also influence trade flows.

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

Results from Vessel Operations:

During the second quarter of 2012, results from vessel operations decreased by $6,393 to a loss of $30,439 from a loss of $24,046 in the second quarter of 2011. During the first six months of 2012, results from vessel operations decreased by $4,194 to a loss of $54,081 from a loss of $49,887 in the first six months of 2011. These decreases primarily resulted from period-over-period increases in depreciation expense relating to eight newbuild vessel deliveries in 2011 and early 2012, partially offset by growth in TCE revenues and reductions in charter hire expense period-over-period. Decreases in charter hire expense in each of the 2012 periods are primarily related to the redelivery of loss making chartered-in VLCCs and Aframaxes discussed below.

During the second quarter of 2012, TCE revenues increased by $2,670, or 1%, to $210,001 from $207,331 in the second quarter of 2011 primarily due to (i) the strengthening of the overall Jones Act market, which resulted in the U.S. segment’s Jones Act ATBs and Product Carriers providing improved results and (ii) increased average spot rates earned in the VLCC and Suezmax fleets. These positive factors were partially offset by decreases in the average blended rates earned by International Flag Aframaxes and Handysize Product Carriers.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the first six months of 2012, TCE revenues increased by $10,137, or 2%, to $424,030 from $413,893 in the first six months of 2011. This increase reflected the strengthening U.S. Flag market discussed above, along with deliveries of a newbuild Jones Act Shuttle Tanker and a newbuild Jones Act Product Carrier, which are employed on time charters at attractive rates. The growth in the U.S. Flag segment was partially offset by a decrease in TCE revenues in the International Crude Tankers segment, which resulted from substantial idle time for the Company’s ULCC as well as a decline in average daily TCE rates for the smaller Crude vessel classes (Aframaxes and Panamaxes).

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

International Crude Tankers

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
TCE revenues	$79,006	$76,233	$154,506	$165,042
Vessel expenses	(23,635)	(23,135)	(47,826)	(48,285)
Charter hire expenses	(40,913)	(44,935)	(80,465)	(88,201)
Depreciation and amortization	(20,400)	(17,948)	(40,771)	(35,636)
Loss from vessel operations (a)	$(5,942)	$(9,785)	$(14,556)	$(7,080)
Average daily TCE rate	$17,746	$17,197	$17,978	$18,881
Average number of owned vessels (b)	28.0	26.0	28.0	26.0
Average number of vessels chartered-in under operating leases	23.0	23.1	21.0	22.8
Number of revenue days(c)	4,451	4,433	8,594	8,741
Number of ship-operating days:(d)
Owned vessels	2,548	2,366	5,088	4,706
Vessels bareboat chartered-in under operating leases	364	364	728	752
Vessels time chartered-in under operating leases	1,246	1,535	2,492	3,026
Vessels spot chartered-in under operating leases	486	207	602	352

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs and gain/(loss) on disposal of vessels and impairment charges.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2012 and 2011, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended June 30,

	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$27,451	$-	$20,400	$-
Revenue days	1,091	-	1,230	-
Suezmaxes:
Average rate	$19,309	$-	$13,630	$-
Revenue days	570	-	456	-
Aframaxes:
Average rate	$14,617	$14,884	$14,840	$20,588
Revenue days	1,972	39	1,681	156
Panamaxes:
Average rate	$17,199	$13,619	$17,905	$17,226
Revenue days	384	304	455	364

Six Months Ended June 30,

	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$25,701	$-	$22,296	$-
Revenue days	2,297	-	2,502	-
Suezmaxes:
Average rate	$21,999	$-	$14,673	$-
Revenue days	1,087	-	780	-
Aframaxes:
Average rate	$15,056	$15,031	$16,476	$20,946
Revenue days	3,323	212	3,317	332
Panamaxes:
Average rate	$15,993	$13,480	$19,305	$17,271
Revenue days	825	668	905	724

*	Effective as of the end of the second quarter of 2012, the Tankers International Pool commenced reporting the earnings of its VLCC fleet in two groups: VLCCs under 15 years, and VLCCs aged 15 years and older. The average rates reported in the above tables for VLCCs commencing with the second quarter of 2012 represent VLCCs under 15 years of age. Average rates for prior quarters have not been adjusted. The average TCE rates earned by Company's VLCCs on an overall basis during the three and six months ended June 30, 2012 were $26,731 and $25,460 respectively.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2012, TCE revenues for the International Crude Tankers segment increased by $2,773, or 4%, to $79,006 from $76,233 in the second quarter of 2011 reflecting increases in average spot rates earned in the VLCC and Suezmax fleets. This growth in segment revenues during the quarter was reduced somewhat by the results of the Company’s ULCC, which experienced idle time during the quarter, as well as a 131 day increase in drydock days for the Panamax crude fleet. The increase in revenue days of 18 reflects an increase in Suezmaxes that were chartered-in at current market levels on a short-term basis, a greater number of vessels spot chartered-in by the OSG Lightering business, and the delivery of two newbuild VLCCs, one in the third quarter of 2011 and a second in early January 2012. Partially offsetting these increases were the sale in June 2011 of one double-sided Aframax, which had been chartered-in by the OSG Lightering business and had generated poor returns since the second quarter of 2010, and 313 fewer chartered-in days in the VLCC fleet. The return of the VLCC charters-in had a positive impact on results from vessel operations since such charters-in were fixed at levels above those currently achievable in the market. Several Aframaxes with high charter rates were also returned and replaced with charters-in that are more in-line with current market conditions.

Vessel expenses increased by $500 to $23,635 in the second quarter of 2012 from $23,135 in the second quarter of 2011. The increase was principally attributable to a 182 day increase in owned and bareboat chartered-in days during the quarter, which reflects the newbuild VLCC deliveries noted above. This increase was partially offset by a decrease in average daily expenses of $430 per day. This decrease in average daily expenses resulted principally from the timing of deliveries of lubricating oils, stores and spares and lower crew and repair costs. Charter hire expenses decreased by $4,022 to $40,913 in the second quarter of 2012 from $44,935 in the second quarter of 2011, principally as a result of the changes in the chartered-in fleet referred to above. The decrease in charter hire expense also reflects a $5,000 per day reduction in daily time charter-in rates for two VLCCs and two Aframaxes. Depreciation expense increased by $2,452 to $20,400 in the second quarter of 2012 from $17,948 in the second quarter of 2011, as a result of the two newbuild VLCCs referred to above.

During the first six months of 2012, TCE revenues for the International Crude Tankers segment decreased by $10,536, or 6%, to $154,506 from $165,042 in the first six months of 2011 primarily as a result of lower average blended rates for the Aframax and Panamax sectors along with substantial idle time for the Company’s ULCC during the first six months of 2012. In addition, the OSG Lightering business experienced a 24% reduction in the number of lighterings performed in the first six months of 2012 compared with the same period in 2011. When combined with a weakening in rates achieved, the results from vessel operations were $2,758 lower in the 2012 period.

Charter hire expenses decreased by $7,736 to $80,465 in the first six months of 2012 from $88,201 in the first six months of 2011, primarily resulting from a decrease of 308 chartered-in days in the current period. Chartered-in VLCCs declined by 523 days, while Aframaxes decreased by 94 days. These decreases offset an increase in chartered-in days for Suezmaxes . This change in mix, however, reduced charter-in expense since the charters for the VLCCs and Aframaxes were entered into before rates came under pressure whereas the short-term charters on the Suezmaxes commenced at current market rates. Depreciation expense increased by $5,135 to $40,771 in the first six months of 2012 from $35,636 in the first six months of 2011, as a result of the delivery of the two newbuild VLCCs referred to above.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Product Carriers

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
TCE revenues	$44,169	$51,193	$96,067	$96,464
Vessel expenses	(17,416)	(16,830)	(35,525)	(33,787)
Charter hire expenses	(31,010)	(29,227)	(61,939)	(58,114)
Depreciation and amortization	(12,127)	(9,547)	(24,282)	(18,591)
Loss from vessel operations	$(16,384)	$(4,411)	$(25,679)	$(14,028)
Average daily TCE rate	$11,398	$15,061	$12,396	$14,295
Average number of owned vessels	20.0	16.6	20.0	16.3
Average number of vessels chartered-in under operating leases	22.8	21.8	22.9	21.7
Number of revenue days	3,874	3,399	7,750	6,748
Number of ship-operating days:
Owned vessels	1,820	1,508	3,637	2,948
Vessels bareboat chartered-in under operating leases	728	728	1,456	1,476
Vessels time chartered-in under operating leases	1,351	1,257	2,704	2,445

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2012 and 2011, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three Months Ended June 30,

	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$16,010	$12,314	$15,214	$-
Revenue days	404	142	398	-
Handysize Product Carriers:
Average rate	$10,534	$14,976	$15,153	$13,950
Revenue days	3,033	295	2,803	198

Six Months Ended June 30,

	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$13,229	$13,054	$17,096	$-
Revenue days	829	263	741	-
Handysize Product Carriers:
Average rate	$12,149	$15,043	$14,006	$14,170
Revenue days	6,090	568	5,427	553

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2012, TCE revenues for the International Product Carriers segment decreased by $7,024 to $44,169 from $51,193 in the second quarter of 2011. This decrease in TCE revenues reflected significantly lower average blended rates for the Company’s Handysize Product Carriers, which operated primarily in the spot market in both periods. Offsetting this decrease in rates was a 475 day increase in revenue days in the current period. This increase resulted from the expansion of the Handysize and Panamax Product Carrier sectors through the delivery of two owned and one time chartered-in Handysize Product Carrier since June 2011 and two owned Panamax Product Carriers since May 2011.

Vessel expenses increased by $586 to $17,416 in the second quarter of 2012 from $16,830 in the second quarter of 2011, principally due to a 312 day increase in owned and bareboat chartered-in days which resulted from the fleet expansion discussed above. This increase was partially offset by a decrease in average daily vessel expenses of $691 per day. This decrease in average daily vessel expenses resulted principally from lower crew and drydock deviation costs. Charter hire expenses increased by $1,783 to $31,010 in the second quarter of 2012 from $29,227 in the second quarter of 2011, which reflects a 94 day increase in time chartered-in days for the Handysize Product Carriers in the current quarter. Depreciation and amortization increased by $2,580 to $12,127 in the second quarter of 2012 from $9,547 in the second quarter of 2011 principally due to the four newbuild vessels deliveries discussed above.

During the first six months of 2012, TCE revenues for the International Product Carriers segment decreased marginally by $397 to $96,067 from $96,464 in the first six months of 2011. This decrease in TCE revenues resulted primarily from a period-over-period reduction in average daily blended rates earned by both the Handysize and Panamax Product Carriers. Partially offsetting the decrease was a 1,002 day increase in revenue days driven by the additions to the fleet referred to above, as well as two additional time chartered-in Handysize Product Carriers, which delivered in February 2011 and March 2011.

Vessel expenses increased by $1,738 to $35,525 in the first six months of 2012 from $33,787 in the first six months of 2011. This change principally reflects an increase of 669 owned and bareboat chartered-in days. This increase was partially offset by a decrease in average daily vessel expenses of $661 per day. Consistent with the above discussion relative to the quarter-over-quarter change, this decrease resulted principally from lower crew and drydock deviation costs. Charter hire expenses increased by $3,825 to $61,939 in the first six months of 2012 from $58,114 in the first six months of 2011 due to a 239 day increase for chartered-in Handysize Product Carriers in the current year. Depreciation and amortization increased by $5,691 to $24,282 in the first six months of 2012 from $18,591 in the first six months of 2011, primarily due to the four newbuild vessel deliveries discussed above.

In 2005 the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). Each of the vessel owning companies receives an annual subsidy, which was $2,900 for 2011 and increased to $3,100 in 2012, that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment. In June 2012, a significant COA on the Company’s vessels that participate in the Program was extended for four years beginning in January 2013. In connection with this extension, the Company intends to replace the vessels named above with the Overseas Santorini and the Overseas Mykonos, which will be reflagged prior to the commencement of the extended COA.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Other International

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
TCE revenues	$3,059	$4,090	$6,199	$8,127
Vessel expenses	(539)	(621)	(1,043)	(1,293)
Charter hire expenses	(1,652)	(2,025)	(3,303)	(4,050)
Depreciation and amortization	(1,592)	(1,398)	(3,081)	(2,848)
(Loss)/income from vessel operations	$(724)	$46	$(1,228)	$(64)
Average daily TCE rate	$16,813	$22,473	$17,033	$22,450
Average number of owned vessels	1.0	1.0	1.0	1.0
Average number of vessels chartered in under operating leases	1.0	1.0	1.0	1.0
Number of revenue days	182	182	364	362
Number of ship-operating days:
Owned vessels	91	91	182	181
Vessels time chartered-in under operating leases	91	91	182	181

As of June 30, 2012, the Company operated two other International Flag vessels, a Pure Car Carrier and a Chemical Tanker. On June 28, 2012, the Company entered into an agreement for the sale of its Car Carrier, the Overseas Joyce, which is currently employed on a long-term charter through the expected date of sale. The vessel is expected to deliver to buyers by the end of October 2012. At that time the Company expects to recognize a gain on such sale. The Chemical Tanker has been time chartered-in by the Company for five years, commencing upon the vessel’s delivery from the shipyard, which occurred at the end of September 2011. The Chemical Tanker is currently employed on a one year time charter.

U.S. Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
TCE revenues	$83,767	$75,815	$167,258	$144,260
Vessel expenses	(27,330)	(27,960)	(55,223)	(54,590)
Charter hire expenses	(23,489)	(22,945)	(47,128)	(44,117)
Depreciation and amortization	(16,232)	(13,827)	(31,479)	(27,953)
Income from vessel operations	$16,716	$11,083	$33,428	$17,600
Average daily TCE rate	$43,046	$40,673	$42,909	$39,862
Average number of owned vessels	12.0	13.0	12.0	13.4
Average number of vessels chartered in under operating leases	10.0	9.7	10.0	9.4
Number of revenue days	1,946	1,864	3,898	3,619
Number of ship-operating days:
Owned vessels	1,092	1,183	2,184	2,434
Vessels bareboat chartered-in under operating leases	910	883	1,820	1,693

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2012 and 2011, between spot and fixed earnings and the related revenue days.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended June 30,

	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Handysize Product Carriers:
Average rate	$-	$51,629	$32,346	$50,895
Revenue days	-	1,061	69	987
ATBs:
Average rate	$27,750	$25,683	$21,412	$-
Revenue days	568	44	470	-
Lightering:
Average rate	$44,957	$-	$39,328	$-
Revenue days	273	-	338	-

Six Months Ended June 30,

	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Handysize Product Carriers:
Average rate	$48,426	$51,694	$22,234	$50,434
Revenue days	34	2,091	141	1,880
ATBs:
Average rate	$27,342	$25,683	$22,885	$-
Revenue days	1,202	44	1,002	-
Lightering:
Average rate	$44,664	$-	$39,206	$-
Revenue days	526	-	596	-

During the second quarter of 2012, TCE revenues for the U.S. segment increased by $7,952, or 10%, to $83,767 from $75,815 in the second quarter of 2011. This increase reflects changes in the fleet as well as improved fundamentals in the U.S. Flag sector as evidenced by the quarter-over-quarter improvement in rates earned by the ATBs, which operated nearly exclusively in the spot (short-term) market. Time charters on the Handysize Product Carriers that expired since the first quarter of 2011 have been replaced at or above expiring rates. In October 2011, the Company sold a 1981-built ATB (OSG Constitution/OSG 400) that was engaged in lightering. The Company broke out one ATB (OSG Enterprise/OSG 214) from lay-up in the third quarter of 2011 as supply/demand fundamentals in the U.S. market improved and took delivery of one bareboat chartered-in Product Carrier subsequent to March 2011 (the Overseas Tampa). The Overseas Tampa commenced a one year time charter shortly after its delivery in late-April 2011. In the second quarter of 2011, one vessel was laid-up for a total of 83 days, while in the current quarter there were no lay-up days in the fleet. The increase in TCE revenues was mitigated to some extent by a decrease in Delaware Bay lightering volumes, which transported an average of 230,000 barrels per day during the quarter, representing a 28% decrease over the prior year period. This decrease reflects a decline in lightering volumes servicing Sunoco’s Delaware Bay refineries.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In September 2011, Sunoco, a core customer of the Company’s Delaware Bay lightering business, announced that it will make its Marcus Hook and Philadelphia refineries available for sale. Subsequently, in December 2011, Sunoco announced that it would begin idling the Marcus Hook facility immediately while it continued to seek a buyer and also pursue options with third parties for alternate uses of the facility. Sunoco also announced that it intended to continue to operate the Philadelphia refinery as long as market conditions warranted. However, if a suitable transaction could not be implemented, Sunoco would permanently idle the main processing units at the Philadelphia refinery no later than August 2012. On July 2, 2012, Sunoco announced it had entered into a joint venture agreement with a third party to take over the operations of the Philadelphia refinery. On July 3, 2012, Sunoco tendered a six-month notice of reduction of minimum volumes under its long-term lightering contract with the Company. The lightering contract provides for rights and obligations of the parties when a notice of reduction is tendered. The Company is currently in discussions with Sunoco regarding the notice and the terms of the reduction. The announced plans of the Delaware Bay refineries, which includes Delta’s announced intention to acquire ConocoPhillips’ Trainer refinery, to source increased volumes of crude oil from North America (versus imported crude) coupled with the amendment of the lightering contract could result in the Company’s redeployment of one or both of the two new ATBs to other locations with possible reductions in revenues earned.

Vessel expenses decreased by $630 to $27,330 in the second quarter of 2012 from $27,960 in the second quarter of 2011, due to a decrease of 64 owned and bareboat-chartered in days in the current quarter. The decline relates to the changes in the operating fleet discussed above. Charter hire expenses increased by $544 to $23,489 in the second quarter of 2012 from $22,945 in the second quarter of 2011, reflecting the delivery of the one bareboat chartered-in Jones Act Product Carriers referred to above. Depreciation and amortization increased by $2,405 to $16,232 from $13,827, reflecting the 2011 deliveries of two tug boats (OSG Courageous and OSG Endurance) and increased drydock costs for the U.S. Flag ATB fleet, partially offset by the vessel disposal discussed above.

During the first six months of 2012, TCE revenues for the U.S. segment increased by $22,998, or 16%, to $167,258 from $144,260 in the first six months of 2011. The increase was attributable to the changes in the operating fleet discussed above, with the additional positive impact of the Overseas Chinook, which commenced a multi-year time charter at favorable rates upon the completion of its conversion to a shuttle tanker in March 2011. In the first six months of 2011, three vessels, including two single hull tankers that were sold in the first quarter of 2011 were in lay-up for a total of 279 days.

Vessel expenses increased by $633 to $55,223 in the first six months of 2012 from $54,590 in the first six months of 2011, principally due to the additions to the operating fleet discussed above. Charter hire expenses increased by $3,011 to $47,128 in the first six months of 2012 from $44,117 in the first six months of 2011, principally due to the delivery of the chartered-in Jones Act Product Carrier referred to above. Depreciation and amortization increased by $3,526 to $31,479 from $27,953, reflecting the deliveries subsequent to mid-March 2011 of the Overseas Chinook and OSG Horizon/OSG 351, partially offset by the impact of the vessel disposals discussed above.

General and Administrative Expenses

During the second quarter of 2012, general and administrative expenses increased by $654 to $23,088 from $22,434 in the second quarter of 2011 principally due to the following:

•	retention bonuses paid to two senior level executives totaling $3,000; and
•	higher legal and consulting expenses of $559.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

These increases were offset by:

•	a decrease in compensation and benefits paid to shore-based staff of approximately $2,591, driven by headcount reductions and a decrease in incentive compensation accruals; and
•	a reduction in travel and entertainment of $397.

For the six months ended June 30, 2012, general administrative expenses decreased by $2,678 to $44,224 from $46,902 for the same period in 2011 principally due to the following:

•	a decrease in compensation and benefits paid to shore-based staff of approximately $5,576, driven by headcount reductions and a decrease in incentive compensation accruals;
•	favorable changes in foreign exchange rates and the impact of foreign currency derivative contracts that decreased expenses by $621; and
•	a reduction in travel and entertainment of $519.

These decreases were partially offset by:

•	retention bonuses paid to two senior level executives totaling $3,000; and
•	higher legal and consulting expenses of $1,383.

The Company maintains an unfunded, nonqualified savings plan covering highly compensated U.S. shore-based employees where the investment choices are directed by the employees. In addition, under OSG’s Non-Employee Director Deferred Compensation Plan, participating directors can elect to invest deferred fees in phantom shares of the Company’s stock. The Company recognized a decrease in general and administrative expenses of $458 for the second quarter of 2012 and an increase of $610 for the six months ended June 2012, because of changes in the overall stock market and OSG stock in particular (with increases in stock values resulting in increases in the respective liabilities). This compares with a decrease in general and administrative expenses of $56 for the second quarter of 2011 and an increase of $257 for the six months ended June 2011.

Equity in Income of Affiliated Companies:

During the second quarter of 2012, equity in income of affiliated companies increased by $1,608 to $5,538 from $3,930 in the second quarter of 2011. During the six months ended of 2012, equity in income of affiliated companies increased by $3,046 to $12,618 from $9,572 in the six months ended June 30, 2011. The increases resulted primarily from a reduction in vessel operating expenses period-over-period incurred by the LNG and FSO joint ventures, as well as the lower current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. The Company’s share of such charges recognized in equity in income from affiliated companies for the three months ended June 30, 2012 and 2011 was $994 and $2,308, respectively, and for the six months ended June 30, 2012 and 2011 was $1,091 and $2,373, respectively.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of June 30, 2012 and 2011.

Three Months Ended June 30,

	2012		2011
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	173	49.9%	179	49.9%
FSOs operating on long-term charter	91	50.0%	91	50.0%
	264		270

Six Months Ended June 30,

	2012		2011
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	355	49.9%	358	49.9%
FSOs operating on long-term charter	182	50.0%	181	50.0%
	537		539

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest before impact of swaps and capitalized interest	$20,646	$18,693	$41,714	$35,984
Impact of swaps	1,680	2,498	3,926	5,537
Capitalized interest	(242)	(2,057)	(546)	(4,648)
Interest expense	$22,084	$19,134	$45,094	$36,873

Interest expense increased by $2,950 to $22,084 in the second quarter of 2012 from $19,134 in the second quarter of 2011 as a result of an increase in the average amount of variable debt outstanding of $190,000, the impact of commitment fees incurred on the unsecured forward start revolving credit facility entered in May 2011 and a decline in capitalized interest as several newbuilds delivered subsequent to June 30, 2011. These increases were partially offset by the expiration of 3.2% fixed rate interest rate swaps covering notional amounts aggregating $90,000.

Interest expense increased by $8,221 to $45,094 in the first six months of 2012 from $36,873 in the first six months of 2011 as a result of increases in the average amount of variable debt outstanding of $194,000, the impact of commitment fees on the forward start facility and a decline in capitalized interest. These increases were partially offset by a decrease in expenses from interest rate swaps due to the expiry of the two interest rate swap agreements.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income Taxes:

The income tax provisions for the three and six months ended June 30, 2012 and the income tax benefits for the three and six months ended June 30, 2011 were based on the pre-tax results of the Company’s U.S. subsidiaries, adjusted to include non-shipping income of the Company’s foreign subsidiaries and reflect the reversal of previously established deferred tax liabilities. The income tax provision for the three months ended June 30, 2012 reflects an increase in the estimated loss for tax purposes of the Company’s U.S. subsidiaries. This resulted in a decline in the proportion of the expected tax benefit for 2012 recognized through June 30, 2012. In addition, the Company recorded a $915 reduction in the estimated balance of its federal income taxes recoverable.

Significant judgment is required in determining the provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. OSG is regularly under audit by tax authorities and the tax years ended 2003 through 2009 are currently being audited by the Internal Revenue Service. Although management believes that its tax estimates are reasonable, the final determination of tax audits could be materially different from the historical income tax provisions and accruals. The results of an audit could, therefore, have a material effect on the Company’s financial statements in the period or periods for which that determination is made.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(55,326)	$(37,308)	$(90,139)	$(71,866)
Income tax provision/(benefit)	1,857	(1,220)	510	(2,776)
Interest expense	22,084	19,134	45,094	36,873
Depreciation and amortization	50,351	42,720	99,613	85,028
EBITDA	$18,966	$23,326	$55,078	$47,259

Liquidity and Sources of Capital:

Working capital at June 30, 2012 was approximately $65,000 compared with $202,000 at December 31, 2011. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, receivables and short-term investments. Approximately 22% of cash on hand at June 30, 2012 is held by the Company’s foreign subsidiaries.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Net cash provided by operating activities in the six months ended of 2012 was $19,596 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2012) compared with $6,580 provided by operating activities in the six months ended of 2011. Current financial resources coupled with the execution of one or more of the liquidity raising options discussed below are expected to be adequate to meet operating requirements in the 12 months ending June 30, 2013, although the continuation of depressed spot rates in the International Flag segments in the near term will have an adverse effect on the Company’s operating cash flows and performance.

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

Because of the continued tight financial and credit markets and the depressed shipping markets there is greater focus on maintaining cash balances and liquidity. On February 9, 2012, the Board of Directors suspended the payment of regular quarterly dividends until further notice. The dividend suspension was not required in order to maintain compliance with any financial debt covenant applicable to the Company, but rather to preserve liquidity and maintain financial flexibility in a difficult economic environment.

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

The Company has a seven-year unsecured revolving credit agreement maturing in February 2013 with a group of banks. Borrowings under this facility bear interest at a rate based on LIBOR. The availability under the unsecured revolving credit agreement decreased by $150,000 on February 9, 2012. Accordingly, as of June 30, 2012, OSG had $1,500,000 of unsecured credit availability, of which approximately $1,146,000 had been borrowed and an additional $10,146 had been used for letters of credit. In July 2012, the Company borrowed an additional $343,000 under the facility for general corporate purposes.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company continues to evaluate how best to increase liquidity and how to bridge the estimated $100 million gap between the amounts that it anticipates may be outstanding under the existing unsecured revolving credit facility as of February 8, 2013 and the amounts that will be available under the forward start credit facility. These options include increasing the borrowing capacity of the forward start credit facility; obtaining incremental bank financing; raising debt or equity capital using the Form S-3 shelf registration that was filed on February 13, 2012; selling or entering into sale and leaseback transactions for one or more vessels; or a combination of these or other options, some of which may be difficult to execute. The Company intends to market in the third quarter of 2012 one or more ships for sale or sale and leaseback and is also currently in discussions with its main banks while pursuing each of the other options listed above. The Company believes that it will be able to execute one or more liquidity raising options. If market conditions, however, continue to remain weak, OSG may be unable to enter into suitable vessel sale or leaseback transactions, raise additional equity capital or obtain debt financing on acceptable terms which could have a material adverse impact on the Company’s business, operations, financial condition and liquidity.

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

Earnings from the Company’s foreign subsidiaries were negative during the six months ended June 30, 2012. Management does not expect that it would be required to make an actual or deemed repatriation of foreign earnings that would require OSG to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through June 30, 2012 in such operations.

In January 2012, Standard & Poor’s downgraded the Company’s long-term corporate credit rating and the rating on the Company’s senior unsecured debt from B to B- with a negative outlook. In December 2011, Moody’s Investors Service downgraded the Company’s long-term corporate credit rating and the rating on the Company’s senior unsecured debt from B1 to B3 and from B2 to Caa1, respectively, and changed its ratings outlook from stable to negative. Both agencies attributed the downgrades to significant declines in the Company’s revenue and earnings from vessel operations resulting from the prolonged weakness in the tanker markets and increases in the Company’s leverage. Further increases in debt, whether from share repurchases, acquisitions or additional charter-in commitments could result in additional downgrades as could a continuation of the protracted downturn in freight rates. In July 2012, Standard & Poor’s further downgraded the Company’s long-term corporate credit rating and the rating on the Company’s senior unsecured debt from B- to CCC+ and maintained its negative outlook. The agency attributed the downgrade to increased concerns about the Company’s ability to address its liquidity challenges. The downgrades do not impact any of the existing financial covenants contained in the Company’s debt agreements, which do not contain ratings triggers, nor do they increase the Company’s current cost of funds, but could increase the cost of future borrowings it seeks to negotiate.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company’s financing agreements impose operating restrictions and establish minimum financial covenants. The financial covenants contained in the $900,000 forward start facility, which are more restrictive than those contained in the current unsecured credit facility (due principally to differences in definitions between the two agreements), do not become effective prior to December 31, 2012. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. The Company was in compliance with all of the financial covenants under all of its debt agreements as of June 30, 2012. Average spot rates achieved in the Company's International Flag segments in the third and fourth quarters of 2011 were the lowest they have been during the industry’s cyclical downturn, which commenced in the fourth quarter of 2008. Such rates have resulted in thirteen consecutive quarters of losses through the second quarter of 2012 and negative cash flows from operating activities for the years ended December 31, 2011 and 2010. These results together with an assumption that the current weak markets are likely to continue in the near term significantly reduce the headroom that the Company expected to have under the financial covenants of the $900,000 forward start facility. Continued depression of spot rates of vessels in the International Flag segments in the near term would have an adverse effect on the operating performance of the Company. This, coupled with a continued depression of market values in the International Flag segments in the near term, could significantly increase pressure on maintaining financial covenant compliance. The Company believes, however, that it will continue to maintain compliance with all of its financial covenants and cover any refinancing shortfall over the twelve months ending June 30, 2013, including under the $900,000 forward start facility commencing as of December 31, 2012, through the use of cash on hand and the execution of one or more of the liquidity raising options discussed above.

While the Company is primarily an unsecured borrower, two debt agreements with an aggregate outstanding balance of $592,162 as of June 30, 2012 contain loan-to-value clauses that require the charter-free market value of the vessels pledged as collateral under each of the secured facilities to be no less than a specified percentage of the borrowings outstanding. For covenant compliance purposes, the market values of the vessels are determined on the basis of a “willing seller and willing buyer” by independent third party ship brokers approved by the Company and the lenders. Such valuations are not necessarily equivalent to the amounts that the Company would receive upon sale of any of these vessels, which may be more or less. In the event that the aggregate market value of the vessels that secure the Company’s obligations under any of the secured facilities falls below the minimum required percentage and the lenders request or require compliance, the Company has the option to either repay a portion of the borrowings under the facility or pledge additional collateral consisting of cash, cash equivalents or vessels of a similar size, class and age that are acceptable to the lenders. There are a number of vessels in the Company’s fleet that it believes would be acceptable to the lenders as additional collateral. Accordingly, the Company expects that it will continue to be in compliance with the loan-to-value covenants in these secured debt agreements over the 12 months ending June 30, 2013. More details on compliance with the loan-to-value clauses in the two secured term loans are provided below.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(i) Term loans maturing in 2020 – This facility, with an outstanding balance of $268,451 as of June 30, 2012, provides secured term loans originally covering seven MR Product Carriers, one Aframax and one VLCC. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. In December 2011, the facility was amended to among other things reduce the minimum required loan-to-value ratio from 110% to 100% through January 2013. In connection with the planned exchange of the MR Product Carriers currently servicing the U.S. Maritime Security Program, as discussed in the Results from Vessel Operations section above, the Company intends to reflag two of the seven MR Product Carriers originally pledged as collateral under the above term loans. Accordingly, in June 2012, the lenders under this facility agreed to accept replacing the two MR Product Carriers with two Panamax Product Carriers. As of June 30, 2012, the Company was in compliance with the loan-to-value covenant as well as all other financial covenants under this facility and the estimated charter-free market value of the vessels that secure this facility was 102%.

(ii) Term loans maturing in 2023 – Borrowings under the facility, with an outstanding balance of $323,711 as of June 30, 2012, financed the construction of three VLCCs and two Aframaxes in China, the last of which delivered in January 2012. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance annually. In December 2011, the Company entered into an amendment of the loan agreement that among other things reduced the minimum required loan-to-value ratio from 125% to 105% through January 2013. As of December 31, 2011, the Company was in compliance with the loan-to-value covenant as well as all other financial covenants under this facility and the estimated charter-free market value of the vessels that secure this facility was 110%, including the Overseas Kilimanjaro, which delivered in January 2012.

In conjunction with the amendments discussed above, the Company also prepaid $37,665 in principal installments otherwise due in 2012 and 2013 in December 2011.

Off-Balance Sheet Arrangements

As of June 30, 2012, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,070,373 of which $799,594 was nonrecourse to the Company.

MOQ has awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen field off shore Qatar. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and long-term bank financing, which was secured by the service contracts. Approximately $270,779 was outstanding under this facility as of June 30, 2012, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $374,796 as of June 30, 2012, pursuant to which it pays fixed rates of 3.9% and receives floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is non recourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions covering notional amounts aggregating approximately $775,717 as of June 30, 2012, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of June 30, 2012 follows:

	Balance of					Beyond
	2012	2013	2014	2015	2016	2016	Total
Debt(1)	$50,408	$450,438	$138,604	$120,002	$1,012,993	$976,112	$2,748,557
Operating lease obligations(2)
Bareboat Charter-ins	76,770	152,102	144,032	87,108	52,729	146,814	659,555
Time Charter-ins(3)	75,566	116,686	91,074	72,446	56,375	62,279	474,426
Construction contracts(4)	16,819	29,633	0	0	0	0	46,452
Total	$219,563	$748,859	$373,710	$279,556	$1,122,097	$1,185,205	$3,928,990

(1)	Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $1,716,950 as of June 30, 2012 have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at June 30, 2012 of 0.46%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $220,412 at June 30, 2012 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.3%.
(2)	As of June 30, 2012, the Company had charter-in commitments for 45 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.
(3)	The Company estimates that its obligations under these time charter-in contracts expressed on a bareboat charter-in equivalent basis would be reduced to $43,663 (2012), $65,024 (2013), $52,952 (2014), $42,424 (2015), $32,167 (2016) and $34,986 (2017 and thereafter), an aggregate reduction of $203,210. The Company estimated the bareboat equivalent charter-in obligations, by adjusting the applicable daily time charter-in rate by the daily average vessel operating expenses for the Company’s different vessel classes in 2011.

(4)	Represents remaining commitments under shipyard construction contracts, excluding capitalized interest and other construction costs.

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

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. As of June 30, 2012, the Company had six foreign currency forward contracts outstanding with an aggregate notional value of CAD$2,400 and has recorded an asset of $7 related to their fair value. The contracts, which are not accounted for as a cash flow hedges, settle monthly between July and December 2012 and cover approximately CAD$400 per month.

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

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company also seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into stand alone bunker swaps. In January 2011, the Company entered into two agreements with a counterparty to purchase 400 metric tons per month of fuel for $511 and $522 per metric ton, respectively, through September 2012. Also, in September 2011, the Company entered into two additional agreements to purchase 500 metric tons per month of fuel for $607 and $580 per metric ton through September 2013. In May 2012, the Company entered into an additional agreement to purchase 325 metric tons per month of fuel for $607 through March 2014. These contracts settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. As of June 30, 2012, the Company has recorded a liability of $1,410 related to the fair value of these contracts.

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

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct and ethics, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors.

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

See Exhibit Index on page 60.

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 7, 2012	/s/ Morten Arntzen
Morten Arntzen
Chief Executive Officer and President

Date: August 7, 2012	/s/ Myles R. Itkin
Myles R. Itkin
Executive Vice President, Chief Financial Officer and Treasurer

Form 10-Q

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:	Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

Page 60