Form 10-Q
period 2012-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2013-08-26
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number        1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-2637623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1301 Avenue of the Americas, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 953-4100
Registrant's telephone number, including area code

No Change
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

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

Common Shares outstanding as of August 19, 2013– 30,727,974

Special Note

Along with this report, Overseas Shipholding Group, Inc. (“OSG” or the “Company”) is filing its delayed 2012 Annual Report on Form 10-K. The Annual Report on Form 10-K and this Quarterly Report on Form 10-Q were delayed pending the completion of an inquiry conducted by the Company at the request and under the direction of the audit committee of the board of directors of the Company (the “Audit Committee”), into the Company’s understatement of its United States (“U.S.”) federal income tax payments and its provision for income taxes. The Company completed its inquiry and an analysis of the consequences in June 2013. On October 19, 2012, the Audit Committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least each of the three calendar years in the three year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Upon completion of the aforementioned inquiry, it was determined that there were errors in the Company’s previously issued financial statements for each of the twelve calendar years in the twelve year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, and such financial statements should be restated. Accordingly, the Company has restated its previously issued financial statements for the two calendar years ended December 31, 2011 and 2010 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012 in its Annual Report on Form 10-K for 2012 and its previously issued financial statements for the quarter ended September 30, 2011 in this Form 10-Q. The Company has also provided adjustments to data for each of the calendar years 2000 to 2009 in Item 6, “Selected Financial Data,” in its Annual Report on Form 10-K for 2012. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.

The Company also restated the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2011 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012 in its Annual Report on Form 10-K for 2012 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair market valuation of interest rate swap derivative contracts of certain of the Company’s equity method investees.

The adjustments made as a result of the restatement and the potential related cash impact of the restatements are discussed in Note 2, “Subsequent Events - Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements included in Item 1, “Financial Statements (unaudited)”. For additional discussion of the inquiry and restatement adjustments, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Inquiry and Restatement” and Note 2, “Subsequent Events - Company Inquiry and Restatement”, to the accompanying condensed consolidated financial statements. Subsequent to the period covered by this Quarterly Report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, and of the Company’s internal control over financial reporting, was performed as of the end of December 31, 2012. For more information, see our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
BALANCE SHEETS

DOLLARS IN THOUSANDS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$566,880	$54,877
Voyage receivables, including unbilled of $118,541 and $132,194	171,583	168,313
Other receivables, including income taxes recoverable of $4,933 and $5,441	26,118	30,548
Inventories, prepaid expenses and other current assets	32,628	66,620
Total Current Assets	797,209	320,358
Vessels and other property, including construction in progress of $87,019 and $239,768, less accumulated depreciation of $979,123 and $858,188	3,151,656	3,226,923
Deferred drydock expenditures, net	73,724	66,023
Total Vessels, Deferred Drydock and Other Property	3,225,380	3,292,946

Investments in Affiliated Companies	237,691	232,370
Intangible Assets, less accumulated amortization of $30,061 and $26,173	73,271	77,158
Goodwill	9,589	9,589
Other Assets	41,555	61,124
Total Assets	$4,384,695	$3,993,545

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$118,073	$124,743
Income taxes payable	366	368
Current installments of long-term debt	1,525,266	14,990
Total Current Liabilities	1,643,705	140,101
Reserve for Uncertain Tax Positions	344,469	323,403
Long-term Debt	1,049,049	2,050,902
Deferred Gain on Sale and Leaseback of Vessels	5,802	11,051
Deferred Income Taxes and Other Liabilities	450,591	465,796
Total Liabilities	3,493,616	2,991,253

Equity:
Total Equity	891,079	1,002,292
Total Liabilities and Equity	$4,384,695	$3,993,545

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(As Restated)		(As Restated)
Shipping Revenues:
Pool revenues, including $16,950, $17,399, $56,502 and $63,027 received from companies accounted for by the equity method	$48,254	$50,263	$190,638	$197,102
Time and bareboat charter revenues	79,304	70,310	217,146	194,961
Voyage charter revenues	156,647	135,806	460,153	399,722
Sunoco termination fee	13,300	0	13,300	0
	297,505	256,379	881,237	791,785
Operating Expenses:
Voyage expenses	70,099	70,195	229,801	191,708
Vessel expenses	72,386	75,665	212,003	213,620
Charter hire expenses	95,302	95,394	288,137	289,876
Depreciation and amortization	50,819	47,429	150,432	132,457
General and administrative	18,616	19,835	61,161	66,737
Financial advisory costs	3,399	0	5,078	0
Severance and relocation costs	480	0	2,693	0
Loss/(gain) on disposal of vessels	332	233	(59)	(354)
Total Operating Expenses	311,433	308,751	949,246	894,044
Loss from Vessel Operations	(13,928)	(52,372)	(68,009)	(102,259)
Equity in Income of Affiliated Companies	9,869	2,204	22,178	11,776
Operating Loss	(4,059)	(50,168)	(45,831)	(90,483)
Other Income/(Expense)	1,692	(1,463)	(1,380)	1,083
Loss before Interest Expense and Income Taxes	(2,367)	(51,631)	(47,211)	(89,400)
Interest Expense	(23,314)	(21,097)	(68,408)	(57,970)
Loss before Income Taxes	(25,681)	(72,728)	(115,619)	(147,370)
Income Tax (Provision)/Benefit	(105)	10,206	278	3,451
Net Loss	$(25,786)	$(62,522)	$(115,341)	$(143,919)

Weighted Average Number of Common Shares Outstanding:
Basic	30,375,661	30,232,603	30,324,588	30,223,828
Diluted	30,375,661	30,232,603	30,324,588	30,223,828
Per Share Amounts:
Basic net loss	$(0.85)	$(2.07)	$(3.80)	$(4.77)
Diluted net loss	$(0.85)	$(2.07)	$(3.80)	$(4.77)
Cash dividends declared	$0	$0.22	$0	$1.53

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE LOSS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(As Restated)		(As Restated)

Net Loss	$(25,786)	$(62,522)	$(115,341)	$(143,919)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available- for-sale securities	730	(124)	(34)	(583)
Net change in unrealized losses on cash flow hedges	345	(38,276)	(1,495)	(37,743)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	0	1	0	0
Net change in unrecognized prior service costs	(16)	20	(28)	(4)
Net change in unrecognized actuarial losses	(220)	135	(385)	(26)
Other Comprehensive (Loss)/Income	839	(38,244)	(1,942)	(38,356)
Comprehensive Loss	$(24,947)	$(100,766)	$(117,283)	$(182,275)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
		(As Restated)
Cash Flows from Operating Activities:
Net loss	$(115,341)	$(143,919)
Items included in net loss not affecting cash flows:
Depreciation and amortization	150,432	132,457
Amortization of deferred gain on sale and leasebacks	(5,249)	(25,074)
Amortization of debt discount and other deferred financing costs	2,787	2,361
Compensation relating to restricted stock and stock option grants	6,067	7,515
Deferred income tax benefit	(20,983)	(32,788)
Unrealized losses/(gains) on forward freight agreements and bunker swaps	(242)	853
Undistributed earnings of affiliated companies	(13,010)	649
Deferred payment obligations on charters-in	4,192	3,992
Loss on sublease contracts	4,585	-
Other – net	5,986	3,681
Items included in net loss related to investing and financing activities:
(Gain)/loss on sale or write-down of securities and investments – net	3,163	(116)
Gain on disposal of vessels – net	(59)	(354)
Loss on repurchase of debt	0	375
Payments for drydocking	(32,984)	(28,244)
Changes in other operating assets and liabilities:
Decrease in Sunoco deferred revenue	(27,104)	(1,347)
Other changes in other operating assets and liabilities	75,018	55,814
Net cash provided by/(used in) operating activities	37,258	(24,145)
Cash Flows from Investing Activities:
Long-term investments	0	(13,512)
Short-term investments	0	(5,678)
Proceeds from sale of marketable securities and investments	12,749	3,148
Expenditures for vessels	(43,391)	(163,088)
Proceeds from disposal of vessels	0	12,577
Expenditures for other property	(2,543)	(5,701)
Other – net	133	13,095
Net cash used in investing activities	(33,052)	(159,159)
Cash Flows from Financing Activities:
Purchases of treasury stock	(291)	(830)
Issuance of debt, net of issuance costs and deferred financing costs	572,000	170,748
Payments on debt	(63,990)	(44,288)
Cash dividends paid	0	(40,171)
Issuance of common stock upon exercise of stock options	78	543
Net cash provided by financing activities	507,797	86,002
Net increase/(decrease) in cash and cash equivalents	512,003	(97,302)
Cash and cash equivalents at beginning of year	54,877	253,649
Cash and cash equivalents at end of period	$566,880	$156,347

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2012 (As Reported)	$44,291	$413,016	$2,040,031	13,826,882	$(840,302)	$(101,791)	$1,555,245
Restatement Adjustments***			(535,437)			(17,516)	(552,953)
Balance at January 1, 2012 (As Restated)	44,291	413,016	1,504,594	13,826,882	(840,302)	(119,307)	1,002,292
Net Loss			(115,341)				(115,341)
Other Comprehensive Loss						(1,942)	(1,942)
Issuance of Restricted Stock Awards		(5,148)		(459,388)	5,364		216
Compensation Related to Options Granted		1,345					1,345
Amortization of Restricted Stock Awards		4,722					4,722
Options Exercised and Employee Stock Purchase Plan		(60)		(11,041)	138		78
Purchases of Treasury Stock				27,736	(291)		(291)
Balance at September 30, 2012	$44,291	$413,875	$1,389,253	13,384,189	$(835,091)	$(121,249)	$891,079

Balance at January 1, 2011 (As Reported)	$44,291	$403,601	$2,279,822	13,880,753	$(840,683)	$(76,888)	$1,810,143
Restatement Adjustments***			(526,990)				(526,990)
Balance at January 1, 2011 (As Restated)	44,291	403,601	1,752,832	13,880,753	(840,683)	(76,888)	1,283,153
Net Loss (As Restated)			(143,919)				(143,919)
Other Comprehensive loss (As Restated)						(38,356)	(38,356)
Cash Dividends Declared			(46,834)				(46,834)
Issuance of Restricted Stock Awards		(940)		(63,952)	940		0
Compensation Related to Options Granted		2,257					2,257
Amortization of Restricted Stock Awards		5,258					5,258
Options Exercised and Employee Stock Purchase Plan		315		(18,160)	228		543
Purchases of Treasury Stock				22,925	(830)		(830)
Balance at September 30, 2011 (As Restated)	$44,291	$410,491	$1,562,079	13,821,566	$(840,345)	$(115,244)	$1,061,272

*	Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of September 30, 2012.
**	Amounts are net of tax.
***	See Note 2, “Subsequent Events - Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements for details.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

The consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date, as restated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Dollar amounts, except per share amounts are in thousands.

Newly Issued Accounting Standards

On September 15, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard became effective for annual and interim goodwill impairment tests performed by the Company beginning January 1, 2012 and had no impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified the scope limitations of the guidance issued in ASU No. 2011-11. Based on preliminary evaluations, OSG does not believe the adoption of the new accounting guidance will have a significant impact on its condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements. This guidance, which is to be applied prospectively, is effective for the Company’s annual and interim periods beginning January 1, 2013. Based on preliminary evaluations, OSG does not believe the adoption of the new accounting guidance will have a significant impact on its condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 2 — Subsequent Events – Company Inquiry and Restatement:

In October 2012, at the request and under the direction of the audit committee of the board of directors of the Company (the “Audit Committee”), the Company, with the assistance of counsel, commenced an inquiry into the Company’s provision for United States (“U.S.”) federal income taxes in light of certain provisions contained in the Company’s unsecured revolving credit facility scheduled to mature on February 8, 2013 and certain predecessor credit facilities (the “Credit Facilities”). In connection with the inquiry process, on October 19, 2012, the Audit Committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for each of the quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Upon completion of the inquiry, it was determined that there were errors in the Company’s previously issued financial statements for each of the years in the twelve year period ended December 31, 2011 (including the interim periods within those years), and for each of the quarters ended March 31, 2012 and June 30, 2012, and such financial statements should be restated.

Specifically, because OSG International, Inc. (“OIN”), a wholly-owned subsidiary of the Company incorporated in the Marshall Islands, was a co-obligor with OSG and OSG Bulk Ships, Inc. (“OBS”), a wholly-owned subsidiary of the Company incorporated in the U.S., on a joint and several basis for amounts drawn under the Credit Facilities, the Company determined that OIN could be deemed under Section 956 of the U.S. Internal Revenue Code (“Section 956”) to have made taxable distributions to OSG for each taxable year in which such joint and several liability existed. Under the relevant tax rules, the amount of any deemed distributions for any taxable year that would be considered taxable income as a result of this issue generally (and subject to certain complex variables) would be determined by reference to the excess of: (i) the average of the quarter-end outstanding balances under the Credit Facilities for that year, over (ii) the average of the quarter-end balances for prior years, plus any other amounts that might have given rise to deemed distributions for prior years. In the case of OIN and OSG, this calculation could produce an aggregate amount of up to $884,750, $1,166,730 and $1,317,500 of earnings deemed repatriated from OIN through December 31, 2011, September 30, 2012 and December 31, 2012, respectively, as a result of drawdowns under the Credit Facilities, although the final determination of the amount will depend upon several interrelated issues that have yet to be settled with the Internal Revenue Service (“IRS”). Furthermore, the Company determined that it had not properly accounted for the tax consequences of intercompany balances that have existed between domestic and international entities within the Company. The Company determined that, due to insufficient processes to identify and evaluate adequately the income tax accounting impact of Section 956 to certain intercompany balances, these intercompany balances could be deemed under Section 956 to have been taxable distributions to OSG in the years in which such balances existed. This resulted in the Company recording deemed dividend income aggregating $85,100 through September 30, 2012. The Company’s financial statements for years prior to 2012 and for each of the quarters ended March 31, 2012 and June 30, 2012 did not properly take account of these issues and, therefore, these errors caused the financial statements to be misstated.

The IRS has asserted a number of other adjustments to the Company’s taxable income. These adjustments represent an additional $234,853 of asserted taxable income across taxable years 2009 and earlier. The Company disagrees with several of the IRS’s asserted adjustments and intends to dispute them vigorously. In some cases, the asserted adjustments, including certain adjustments resulting from intercompany balances described in the previous paragraph, interrelate with the calculation of any deemed dividends under Section 956 described above in a way that may reduce the amount of deemed dividends if the IRS’s asserted adjustments are sustained.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company believes, based on its analysis and its interactions with the IRS to date, that the actual amount of tax that the Company ultimately will be required to pay to the IRS in respect of the potential deemed dividends and other adjustments discussed above will be significant and could be as high as $460,000, or potentially higher, for all periods ending on or before December 31, 2012, not taking in account any potential penalties but including interest. However, the Company has several defenses available to mitigate its liability and intends to assert those defenses vigorously. The IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013 that the Company believes are in respect of these issues, but no agreement has been made in respect of these claims. See Note 11, “Taxes,” of this Quarterly Report on Form 10-Q and Note 14, “Taxes,” of the Annual Report on Form 10-K for additional information with respect to amounts reflected in the financial statements as of September 30, 2012 and December 31, 2012.

In addition to giving rise to a tax liability, the potential deemed dividends from OIN in connection with the Credit Facilities (which effectively would treat OIN as having already repatriated significant earnings for U.S. tax purposes) have required the Company to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through September 30, 2012. As a result, the Company has concluded that, as of December 31, 2000, at each subsequent year end through December 31, 2011 and as of September 30, 2012, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings could be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities, as discussed above. See Note 11, “Taxes” for information with respect to undistributed earnings that are still considered to be permanently reinvested in foreign operations on which U.S. income taxes have not been recognized.

For purposes of its financial statements as of December 31, 2011 and for the nine months ended September 30, 2012 and the year ended December 31, 2012, the Company has recorded reserves related to the tax effects of the cumulative potential deemed dividends (1) in connection with the Credit Facilities based on a deemed repatriation of $880,750, $1,084,962 and $1,194,150, respectively of foreign earnings and (2) related to intercompany balances resulting in the inclusion of $100,100, $85,100 and $77,000, respectively, of foreign earnings in taxable income. The potential deemed repatriation amounts are derived from the aggregate amounts of $884,750, $1,166,730 and $1,317,500, discussed above, reduced to take account of certain defenses available to the Company that the Company believes are more- likely-than-not to be successful. The Company also has recorded a deferred tax liability for unremitted earnings of foreign subsidiaries of $216,738, $142,668 and $103,388, as of December 31, 2011, September 30, 2012 and December 31, 2012, respectively, which reflects amounts that may be included in taxable income as deemed dividends for taxable year 2012, 2013 and future years.

Such tax related errors:

•

overstated income taxes recoverable (a component of other receivables) and retained earnings by $21,789 and $533,938, respectively, and understated the reserve for uncertain tax positions and deferred income taxes and other liabilities by $318,599 and $193,550, respectively as of December 31, 2011;

•	both understated the income tax benefit and overstated the comprehensive loss by $9,877 and $346, for the three and nine month periods ended September 30, 2011, respectively;
•	understated the income tax provision by $1,875 for the three month period ended March 31, 2012 and understated the income tax benefit by $2,768 and $893 for the three and six month periods ended June 30, 2012, respectively; and
•	overstated income taxes recoverable by $21,434 and $20,112 as of March 31, 2012 and June 30, 2012, respectively;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•

understated noncurrent deferred income taxes and the noncurrent reserve for uncertain tax positions by $191,376 and $323,003, respectively, as of March 31, 2012 and by $182,328 and $330,605, respectively, as of June 30, 2012; and

•	overstated total equity by $535,813 and $533,045 as of March 31, 2012 and June 30, 2012, respectively.

The Company is also restating its condensed consolidated balance sheet as of December 31, 2011 and the related condensed consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2011, and the condensed consolidated statements of cash flows and changes in equity for the nine month period ended September 30, 2011 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended September 30, 2011, March 31, 2012 and June 30, 2012.

Such error:

•	overstated the investments in affiliated companies by $15,730, and retained earnings by $1,319 as of September 30, 2011;
•	understated net loss by $1,319 and accumulated other comprehensive loss by $14,411 for both the three and nine month periods ended September 30, 2011;
•	overstated the investments in affiliated companies by $19,015, and retained earnings by $1,499 and understated net loss by $1,499 and other comprehensive loss by $17,516 as of and for the year ended December 31, 2011;
•	overstated the investments in affiliated companies in the amounts of $23,298 and $30,007, and retained earnings by $1,671 and $1,808 as of March 31, 2012 and June 30, 2012, respectively; and
•	understated net loss by $172, $137 and $309 and other comprehensive loss by $4,111, $6,572 and $10,683 for the three month period ended March 31, 2012 and the three and six month periods ended June 30, 2012, respectively.

The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements for the nine months ended September 30, 2012.

The accompanying condensed consolidated balance sheet as of December 31, 2011 and the related condensed consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2011 and the condensed consolidated statements of cash flows and changes in equity for the nine month period ended September 30, 2011 have been restated to reflect the matters described above.

The following tables present the effects of the correction of the errors described above that have been made to the Company’s previously reported condensed consolidated balance sheet as of December 31, 2011 and the Company’s previously reported condensed consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2011 and the Company’s previously reported condensed consolidated statement of changes in cash flow for the nine month period ended September 30, 2011 and retained earnings as of December 31, 2011.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	As of December 31, 2011
	As
	Previously
	Reported	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$54,877			$54,877
Voyage receivables	168,313			168,313
Other receivables, including income taxes recoverable	52,337	$(21,789	)(a)	30,548
Inventories, prepaid expenses and other current assets	66,620			66,620
Total Current Assets	342,147	(21,789)		320,358
Vessels and other property, less accumulated depreciation	3,226,923			3,226,923
Deferred drydock expenditures, net	66,023			66,023
Total Vessels, Deferred Drydock and Other Property	3,292,946			3,292,946

Investments in Affiliated Companies	251,385	(19,015	)(b)	232,370
Intangible Assets, less accumulated amortization	77,158			77,158
Goodwill	9,589			9,589
Other Assets	61,124			61,124
Total Assets	$4,034,349	$(40,804)		$3,993,545

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$125,111	$(368	)(c)	$124,743
Income taxes payable	0	368	(c)	368
Current installments of long-term debt	14,990			14,990
Total Current Liabilities	140,101	0		140,101
Reserve for Uncertain Tax Positions	4,804	318,599	(a)(d)	323,403
Long-term Debt	2,050,902			2,050,902
Deferred Gain on Sale and Leaseback of Vessels	11,051			11,051
Deferred Income Taxes and Other Liabilities	272,246	193,550	(e)	465,796
Total Liabilities	2,479,104	512,149		2,991,253

Equity:
Total Equity	1,555,245	(552,953	)(f)	1,002,292
Total Liabilities and Equity	$4,034,349	$(40,804)		$3,993,545

(a)	To adjust income taxes recoverable to reflect the reserve for uncertain tax positions.

(b)	To adjust for the cumulative overstatement in investments in affiliated companies and accumulated other comprehensive loss resulting from the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

(c)	To reclassify $368 to conform to 2012 balance sheet presentation of tax accounts.

(d)	To record a reserve for the tax liability of uncertain tax positions, primarily resulting from deemed dividends by OIN as described in Note 2.

(e)	To adjust the deferred income tax liability for the tax effects of unremitted earnings of foreign subsidiaries, to reflect the utilization of net operating loss carryforwards to offset the deemed distributions by OIN, and to establish a deferred tax asset for the benefit of accrued interest.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(f)	To record cumulative reductions to retained earnings and accumulated other comprehensive loss of $1,499 and $17,516, respectively, relating to the credit valuation error described above and a cumulative reduction to retained earnings of $533,938 resulting primarily from the errors relating to the Company’s assertion concerning its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through December 31, 2011.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Three Months Ended
	September 30, 2011
	As Previously
	Reported	Adjustments		As Restated
Shipping Revenues:
Pool revenues	$50,263			$50,263
Time and bareboat charter revenues	70,310			70,310
Voyage charter revenues	135,806			135,806
	256,379			256,379
Operating Expenses:
Voyage expenses	70,195			70,195
Vessel expenses	75,665			75,665
Charter hire expenses	95,394			95,394
Depreciation and amortization	47,429			47,429
General and administrative	19,835			19,835
Loss/(gain) on disposal of vessels	233			233
Total Operating Expenses	308,751			308,751
Loss from Vessel Operations	(52,372)			(52,372)
Equity in Income of Affiliated Companies	3,523	$(1,319	)(a)	2,204
Operating Loss	(48,849)	(1,319)		(50,168)
Other Income/(Expense)	(1,463)			(1,463)
Loss before Interest Expense and Income Taxes	(50,312)	(1,319)		(51,631)
Interest Expense	(21,097)			(21,097)
Loss before Income Taxes	(71,409)	(1,319)		(72,728)
Income Tax Benefit	329	9,877	(b)	10,206
Net Loss	$(71,080)	$8,558		$(62,522)

Weighted Average Number of Common Shares Outstanding:
Basic	30,232,603			30,232,603
Diluted	30,232,603			30,232,603
Per Share Amounts:
Basic net loss	$(2.35)	$0.28		$(2.07)
Diluted net loss	$(2.35)	$0.28		$(2.07)
Cash dividends declared	$0.22			$0.22

(a)	To adjust for the overstatement in equity in income of affiliated companies resulting from the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

(b)	To adjust the income tax benefit primarily related to the reversal of the originally recorded valuation allowance, changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30, 2011
	As Previously
	Reported	Adjustments		As Restated
Shipping Revenues:
Pool revenues	$197,102			$197,102
Time and bareboat charter revenues	194,961			194,961
Voyage charter revenues	399,722			399,722
	791,785			791,785
Operating Expenses:
Voyage expenses	191,708			191,708
Vessel expenses	213,620			213,620
Charter hire expenses	289,876			289,876
Depreciation and amortization	132,457			132,457
General and administrative	66,737			66,737
Loss/(gain) on disposal of vessels	(354)			(354)
Total Operating Expenses	894,044			894,044
Loss from Vessel Operations	(102,259)			(102,259)
Equity in Income of Affiliated Companies	13,095	$(1,319	)(a)	11,776
Operating Loss	(89,164)	(1,319)		(90,483)
Other Income/(Expense)	1,083			1,083
Loss before Interest Expense and Income Taxes	(88,081)	(1,319)		(89,400)
Interest Expense	(57,970)			(57,970)
Loss before Income Taxes	(146,051)	(1,319)		(147,370)
Income Tax Benefit	3,105	346	(b)	3,451
Net Loss	$(142,946)	$(973)		$(143,919)

Weighted Average Number of Common Shares Outstanding:
Basic	30,223,828			30,223,828
Diluted	30,223,828			30,223,828
Per Share Amounts:
Basic net loss	$(4.74)	$(0.03)		$(4.77)
Diluted net loss	$(4.74)	$(0.03)		$(4.77)
Cash dividends declared	$1.53			$1.53

(a)	To adjust for the overstatement in equity in income of affiliated companies resulting from the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.
(b)	To adjust the income tax benefit primarily related to the reversal of the originally recorded valuation allowance, changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Three Months Ended
	September 30, 2011
	As Previously
	Reported	Adjustments		As Restated

Net Loss	$(71,080)	$8,558	(a)	$(62,522)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	(124)			(124)
Net change in unrealized losses on cash flow hedges	(23,865)	(14,411	)(b)	(38,276)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	1			1
Net change in unrecognized prior service costs	20			20
Net change in unrecognized actuarial losses	135			135
Other Comprehensive Loss	(23,833)	(14,411)		(38,244)
Comprehensive Loss	$(94,913)	$(5,853)		$(100,766)

(a)	To adjust for the understatement of the net loss resulting from (1) the $1,319 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees and (2) the $9,877 understatement in the income tax benefit primarily related to the reversal of the originally recorded valuation allowance, changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.

(b)	To adjust for the understatement of other comprehensive loss resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

	Nine Months Ended
	September 30, 2011
	As Previously
	Reported	Adjustments		As Restated

Net Loss	$(142,946)	$(973	)(a)	$(143,919)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	(583)			(583)
Net change in unrealized losses on cash flow hedges	(23,332)	(14,411	)(b)	(37,743)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(4)			(4)
Net change in unrecognized actuarial losses	(26)			(26)
Other Comprehensive Loss	(23,945)	(14,411)		(38,356)
Comprehensive Loss	$(166,891)	$(15,384)		$(182,275)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(a)	To adjust for the understatement of the net loss resulting from (1) the $1,319 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees and (2) the $346 understatement in the income tax benefit primarily related to the reversal of the originally recorded valuation allowance, changes in reserves for uncertain tax positions and the after–tax effect of accrued interest related to reserves for uncertain tax positions.

(b)	To adjust for the understatement of other comprehensive loss resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

The restatements did not affect total net cash flows from operating, investing or financing activities for the nine-months ended September 30, 2011. However the following components of total cash flows from operating activities were restated as follows:

	Nine Months Ended
	September 30, 2011
	As Previously Reported	Adjustments		As Restated

Cash Flows from Operating Activities:
Net loss	$(142,946)	$(973	)(a)	$(143,919)
Items included in net loss not affecting cash flows:
Deferred income tax benefit	(2,992)	(29,796	)(b)	(32,788)
Undistributed earnings of affiliated companies	(670)	1,319	(c)	649
Other – net	3,681	-		3,681
Items included in net loss related to investing and financing activities:
Other changes in other operating assets and liabilities (e)	26,364	29,450	(d)	55,814

(a)	To adjust for the understatement of the net loss resulting from (1) the $1,319 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees and (2) the $346 understatement in the income tax benefit primarily related to the reversal of the originally recorded valuation allowance, changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.

(b)	To adjust for the understatement of the deferred tax benefit, the overstatement of income taxes recoverable and the understatements of income taxes payable and reserve for uncertain tax positions which are components of the change in other operating assets and liabilities.

(c)	To adjust undistributed earnings of affiliated companies for the $1,319 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

(d)	To adjust for the overstatement in income taxes receivable, the understatement in reserve for uncertain tax positions and deferred income taxes and other liabilities.

(e)	Amount previously reported as “Changes in other operating liabilities” has been disaggregated to conform to the 2012 presentation of the Sunoco deferred revenue.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table is a reconciliation of the retained earnings and accumulated other comprehensive loss as previously reported and as restated as of December 31, 2011:

		Accumulated Other
	Retained	Comprehensive
	Earnings	Loss
December 31, 2011, as previously reported	$2,040,031	$(101,791)

Tax adjustments
Year ended December 31, 2000	(122,500)
Year ended December 31, 2001	(36,364)
Year ended December 31, 2002	12,919
Year ended December 31, 2003	(23,405)
Year ended December 31, 2004	(7,317)
Year ended December 31, 2005	(18,342)
Year ended December 31, 2006	(337,404)
Year ended December 31, 2007	(46,193)
Year ended December 31, 2008	43,130
Year ended December 31, 2009	(3,215)
Year ended December 31, 2010	11,701
Year ended December 31, 2011	(6,948)
Credit valuation adjustments
Year ended December 31, 2011	(1,499)	(17,516)
Cumulative adjustment as of December 31, 2011	(535,437)	(17,516)
December 31, 2011, as restated	$1,504,594	$(119,307)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 3 — Subsequent Events – Chapter 11 Filing, Going Concern and Other Related Matters:

Chapter 11 Filing

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). These cases are being jointly administered under the caption In re Overseas Shipholding Group, Inc. et al., Case No. 12 – 20000 (PJW) (the “Chapter 11 Cases”). Certain subsidiaries and affiliates of the Company (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases. The Debtors will continue to operate their businesses as “debtors-in-possession” in the ordinary course under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate their businesses in the ordinary course of business.

Reorganization Plan

In order for the Debtors to emerge successfully from Chapter 11, the Debtors must obtain requisite votes of creditors accepting a plan of reorganization as well as the Bankruptcy Court’s confirmation of such plan, which will enable the Debtors to transition from Chapter 11 into ordinary course operations outside of bankruptcy.  In connection with a reorganization plan, the Debtors also may require a new credit facility, or “exit financing.”  The Debtors’ ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases.  A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

The Debtors have not yet prepared or filed a plan of reorganization with the Bankruptcy Court. The Debtors have the exclusive right to file a plan of reorganization through and including August 2, 2013, subject to the ability of third parties to file motions to terminate the Debtors’ exclusivity period, as well as the Debtors’ rights to seek further extensions of such period. The Debtors have the right to seek further extensions of such exclusivity periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan of reorganization and 20 months from the Petition Date in the case of soliciting and obtaining acceptances.  On August 2, 2013, the Debtors filed a motion with the Bankruptcy Court to further extend their exclusive period to file a plan of reorganization through and including November 30, 2013. Under the Bankruptcy Court’s local rules, such motion automatically extends the Debtors’ exclusivity period until the Bankruptcy Court conducts a hearing on the motion, which is currently scheduled for August 26, 2013. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court.  There can be no assurance that the Debtors will be able to secure requisite accepting votes for any proposed reorganization or the confirmation of such plan by the Bankruptcy Court.

Going Concern and Financial Reporting

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to (i) develop a plan of reorganization and obtain required creditor acceptances and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sources sufficient to meet the Company’s future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the condensed consolidated financial statements. In particular, such financial statements do not purport to show (i) as to assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholders’ equity accounts, the effect of any changes that may be made in the Company’s capitalization, or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization (the “Plan”) would likely cause material changes to the amounts currently disclosed in the condensed consolidated financial statements. Further, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying condensed consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

The Company is required to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations effective on November 14, 2012, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 5, “Debt and Liquidity,” the revolving loan facilities and the Senior Notes are unsecured and the Secured Loan Facilities have priority over the unsecured creditors of the Company. Based upon the uncertainty surrounding the ultimate treatment of the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities, which were under collateralized as of the Petition Date, the instruments are classified as Liabilities Subject to Compromise on the Company’s consolidated balance sheet as of December 31, 2012 in the Company’s Annual Report on Form 10-K for 2012. The Company will evaluate creditors’ claims relative to priority over other unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items will disclosed separately in the consolidated statements of cash flow.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Other

Refer to Note 18, “Contingencies,” for a description of the SEC investigation against the Company and securities class action lawsuits against certain of the Company’s current and former officers and directors.

Subsequent to September 30, 2012, the Bankruptcy Court approved the Company’s rejection of leases on 25 chartered-in International Flag vessels. Two Suezmaxes, one Aframax, two Panamax Product Carriers and twelve Handysize Product Carriers have been redelivered to their owners as of May 31, 2013. The Company entered into new lease agreements at lower rates on the remaining eight chartered-in vessels (seven Handysize Product Carriers and one Aframax), which lease agreements were assumed as amended pursuant to orders of the Bankruptcy Court.

In March 2013, the Bankruptcy Court approved the Company’s rejection of the lease agreement for its corporate headquarters office space. The Company will record a provision for the estimated allowable claim from the building owner in the period in which it vacates the office space, in June 2013. The Company will also record a non-cash write-off of the unamortized cost of leasehold improvements and other property at such time.

In February 2013, the Company’s then-current Chief Executive Officer resigned. In conjunction with this resignation, the Company reversed previously recognized compensation expense of $3,209 relating to unvested restricted stock and stock option awards. Also, in April 2013, thirty-seven employees, including three senior executive officers of the Company, were terminated as part of a reduction in force. The Company expects to record approximately $3,714 in severance related costs during 2013.

On March 22, 2013, the Company entered into an agreement with its current President and Chief Executive Officer who assumed that role in February 2013, confirming the terms of his employment with the Company (the “Letter Agreement”). The terms of the Letter Agreement were subsequently approved by the Bankruptcy Court, and provide for the waiver of any and all rights, claims or causes of action that the Company may have, including, without limitation, claims pursuant to Sections 547 and 548 of the Bankruptcy Code, with respect to payments that such executive officer received in connection with his June 15, 2012 letter agreement with the Company, conditioned upon such waiver remaining effective only in the event that either (1) he remains continuously employed with the Company through the date on which the Company emerges from the proceedings under Chapter 11 or (2) his employment is terminated in connection with a divestiture of one or more of the Company’s assets or businesses. Furthermore, the agreement provides for an allowed administrative claim against OSG Ship Management, Inc., a wholly owned subsidiary of the Company, pursuant to Section 503(b)(1)(A) of the Bankruptcy Code, for amounts totaling $6,399 owed to the President and Chief Executive Officer under the Company’s Supplemental Executive Savings Plan. This provision is subject to his continued employment with the Company through December 1, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 4 — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	September 30,
	2012	2011

Net loss	$(25,786)	$(62,522	)(1)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,375,661	30,232,603

(1)	Net loss has been restated for the three months ended September 30, 2011 as more fully described in Note 2.

	Nine Months Ended
	September 30,
.	2012	2011

Net loss	$(115,341)	$(143,919	)(1)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,324,588	30,223,828

(1)	Net loss has been restated for the nine months ended September 30, 2011 as more fully described in Note 2.

There were no dilutive equity awards outstanding as of September 30, 2012. Awards of 2,377,453 and 1,773,522 shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and 2,387,682 and 1,800,847 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 5 — Debt and Liquidity:

Debt consists of the following:

	September 30,	December 31,
As of	2012	2011
Unsecured revolving credit facility	$1,489,000	$917,000
8.125% notes due 2018, net of unamortized discount of $2,962 and $3,368	297,038	296,632
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $13 and $20	63,590	63,583
Floating rate secured term loans, due through 2023	578,687	642,677
	2,574,315	2,065,892
Less current portion	1,525,266	14,990
Long-term portion	$1,049,049	$2,050,902

The weighted average effective interest rate for debt outstanding at September 30, 2012 and December 31, 2011 was 3.1% and 3.6%, respectively. Such rates take into consideration related interest rate swaps.

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

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file this quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023. Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and Secured Loan Facilities have been classified as Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Unsecured Revolving Credit Facilities

In 2006, the Company entered into a $1,800,000 seven-year unsecured revolving credit agreement with a group of banks, which was scheduled to mature on February 8, 2013 (the “Unsecured Revolving Credit Facility”). In accordance with the terms of the credit agreement, the maximum amount the Company can borrow under its Unsecured Revolving Credit Facility decreased to $1,500,000 in February 2012. Borrowings under this facility bear interest at a rate based on LIBOR.

In July 2012, the Company borrowed the remaining credit availability of $343,000 under the Unsecured Revolving Credit Facility. At September 30, 2012, the Company also had $10,146 of letters of credit issued under the Unsecured Revolving Credit Facility principally in connection with collateral requirements for derivative transactions and certain arbitration proceedings. Approximately $1,489,000, which represents the amount of borrowings outstanding under the Unsecured Revolving Credit Facility, as of September 30, 2012, has been included in the current portion of long-term debt in the accompanying consolidated balance sheet in accordance with generally accepted accounting principles since the Unsecured Forward Start Revolving Credit Agreement, which was intended to refinance a portion of such short term obligations, was terminated prior to the issuance of these condensed consolidated financial statements.

In October 2012, the Company posted a cash collateral deposit of $9,146 in connection with the outstanding letters of credit issued under the Unsecured Revolving Credit Facility in accordance with an agreement entered into with the bank lending group.

Upon the withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file this quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, the commitments under the Unsecured Revolving Credit Facility terminated. Accordingly, as of November 14, 2012, no funds remained available for borrowing under the facility. Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the Unsecured Revolving Credit Facility during the pendency of the Chapter 11 Cases. In accordance with ASC 852, Reorganizations, the Company reclassified the balance outstanding under the Unsecured Revolving Credit Facility and related accrued interest and unamortized deferred financing costs to Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2012. Also, as interest on the Company’s unsecured debt subsequent to the Petition Date is not expected to be an allowed claim, the Company ceased accruing interest on the Unsecured Credit Facility on November 14, 2012.

Unsecured Forward Start Revolving Credit Agreement

The Company had taken steps to replace the borrowing capacity under the Unsecured Revolving Credit Facility by entering into a $900,000 unsecured forward start revolving credit agreement on May 26, 2011, with a bank lending group that was due to mature on December 31, 2016. Under the terms of the agreement, OSG would have been able to draw on the forward start facility beginning on February 8, 2013, the date on which OSG’s Unsecured Revolving Credit Facility would have expired. Financial covenants under the unsecured forward start agreement, which are more restrictive than those contained in the $1,800,000 unsecured credit facility (due principally to differences in definitions between the two agreements), would have first become applicable on December 31, 2012. The commitments under the unsecured forward start revolving credit agreement were terminated during the fourth quarter of 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Unsecured Senior Notes

The Company had unsecured senior notes outstanding of $506,629 and $506,215 as of September 30, 2012 and December 31, 2011.

The Company reclassified the unsecured senior notes due in 2013, 2018 and 2024 and related accrued interest and unamortized debt discount to Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2012 and ceased accruing interest on November 14, 2012.

Secured Loan Facilities

Term loans maturing in 2016 - On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its Unsecured Revolving Credit Facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

As of September 30, 2012, 15 vessels representing approximately 29% of the net book value of the Company’s vessels, are pledged as collateral under certain term loans maturing between 2020 and 2023. As of December 31, 2012, the Company was not in compliance with the loan-to-value covenant under these facilities as the loan-to-value ratio approximated 84% and 86%, respectively, for the loans maturing in 2020 and 2023.

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OSG International, Inc. (“OIN”), a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to the Export-Import Bank of China (“CEXIM”), the Company’s continued use of the cash collateral for the ongoing operation and maintenance of the vessels securing the CEXIM term loan agreement. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of the encumbered vessels, (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders for certain legal costs, (iv) to pay the secured lenders amounts equal to current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii), the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. Accordingly, the Adequate Protection Interest Payments when made will be classified as reductions of outstanding principal. Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

OIN Debtor in Possession Loan Facilities

Pursuant to the order issued by the Bankruptcy Court on February 5, 2013, OIN was given approval to enter into Debtor in Possession Loan Agreements with the Company’s subsidiaries that own and operate the vessels securing the term loans described above. Under the terms of the order, OIN is allowed to lend up to $10,000 to the Company’s subsidiaries operating the vessels securing the term loans maturing in 2020 and $15,000 to the Company’s subsidiaries operating the vessels securing the term loans maturing in 2023. The sole purpose of the OIN DIP Loans is to fund any shortfall in the funds available to cover ongoing operations, capital expenditures, drydock repairs and drydock reserves of the secured vessels and the Adequate Protection Payments due to the lenders as described above.

Interest paid, excluding capitalized interest, amounted to $21,354 and $31,374 for the three months ended September 30, 2012 and 2011, respectively, and $62,346 and $68,352 for the nine months ended September 30, 2012 and 2011, respectively.

Note 6 — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. vessels. Segment results are evaluated based on income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs and gain/(loss) on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2012 and 2011 follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
Three months ended September 30, 2012:
Shipping revenues	$76,626	$82,429	$3,203	$135,247	$297,505
Time charter equivalent revenues	54,552	41,780	3,172	127,902	227,406
Depreciation and amortization	21,426	12,254	1,381	15,758	50,819
Gain/(loss) on disposal of vessels	(45)	0	0	(287)	(332)
Income/(loss) from vessel operations	(26,063)	(22,243)	(2,695)	59,900	8,899
Equity in income of affiliated companies	3,446	0	6,063	360	9,869
Investments in affiliated companies at September 30, 2012	234,355	5,655	(3,314)	995	237,691
Total assets at September 30, 2012	1,873,821	822,381	1,123	1,070,367	3,767,692

Three months ended September 30, 2011:
Shipping revenues	75,731	87,157	2,239	91,252	256,379
Time charter equivalent revenues	54,353	47,815	2,239	81,777	186,184
Depreciation and amortization	19,369	10,880	1,385	15,795	47,429
Gain/(loss) on disposal of vessels	0	0	0	(233)	(233)
Income/(loss) from vessel operations	(29,944)	(14,892)	(98)	12,630	(32,304)
Equity in income of affiliated companies (1)	(167)	0	1,914	457	2,204
Investments in affiliated companies at September 30, 2011(1)	219,185	3,855	(2,641)	1,558	221,957
Total assets at September 30, 2011(1)	1,871,569	915,898	3,378	1,077,980	3,868,825

(1)	Equity in income of affiliated companies has been restated for the three months ended September 30, 2011 and investments in affiliated companies and total assets have been restated as of September 30, 2011 as more fully described in Note 2.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
Nine months ended September 30, 2012:
Shipping revenues	$275,334	$274,005	$9,444	$322,454	$881,237
Time charter equivalent revenues	209,057	137,848	9,371	295,160	651,436
Depreciation and amortization	62,197	36,536	4,462	47,237	150,432
Gain/(loss) on disposal of vessels	(638)	0	6	691	59
Income/(loss) from vessel operations	(40,619)	(47,921)	(3,924)	93,328	864
Equity in income of affiliated companies	10,849	0	10,384	945	22,178
Expenditures for vessels	29,729	13,230	3	429	43,391
Payments for drydocking	17,577	3,848	0	11,559	32,984

Nine months ended September 30, 2011:
Shipping revenues	273,907	252,766	10,369	254,743	791,785
Time charter equivalent revenues	219,396	144,280	10,364	226,037	600,077
Depreciation and amortization	55,005	29,471	4,233	43,748	132,457
Gain/(loss) on disposal of vessels	758	(71)	(29)	(304)	354
Income/(loss) from vessel operations	(37,024)	(28,918)	(164)	30,230	(35,876)
Equity in income of affiliated companies(1)	5,015	0	5,229	1,532	11,776
Expenditures for vessels	26,231	75,920	0	60,937	163,088
Payments for drydocking	6,690	10,750	0	10,804	28,244

(1)	Equity in income of affiliated companies has been restated for the nine months ended September 30, 2011 as more fully described in Note 2.

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	September 30,
	2012	2011
Time charter equivalent revenues	$227,406	$186,184
Add: Voyage expenses	70,099	70,195
Shipping revenues	$297,505	$256,379

	Nine Months Ended
	September 30,
	2012	2011
Time charter equivalent revenues	$651,436	$600,077
Add: Voyage expenses	229,801	191,708
Shipping revenues	$881,237	$791,785

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

Reconciliations of income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended
	September 30,
	2012	2011
Total income/(loss) from vessel operations of all segments	$8,899	$(32,304)
General and administrative expenses	(18,616)	(19,835)
Financial advisory costs	(3,399)	0
Severance and relocation costs	(480)	0
Loss on disposal of vessels	(332)	(233)
Consolidated loss from vessel operations	(13,928)	(52,372)
Equity in income of affiliated companies	9,869	2,204 (1)
Other income/(expense)	1,692	(1,463)
Interest expense	(23,314)	(21,097)
Loss before income taxes	$(25,681)	$(72,728)

(1)	Equity in income of affiliated companies has been restated for the three months ended September 30, 2011 as more fully described in Note 2.

	Nine Months Ended
	September 30,
	2012	2011
Total income/(loss) from vessel operations of all segments	$864	$(35,876)
General and administrative expenses	(61,161)	(66,737)
Financial advisory costs	(5,078)	0
Severance and relocation costs	(2,693)	0
Gain on disposal of vessels	59	354
Consolidated loss from vessel operations	(68,009)	(102,259)
Equity in income of affiliated companies	22,178	11,776 (1)
Other income/(expense)	(1,380)	1,083
Interest expense	(68,408)	(57,970)
Loss before income taxes	$(115,619)	$(147,370)

(1)	Equity in income of affiliated companies has been restated for the nine months ended September 30, 2011 as more fully described in Note 2.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

As of September 30,	2012	2011
Total assets of all segments	$3,767,692	$3,868,825
Corporate cash and securities	566,880	182,073
Other unallocated amounts	50,123	67,012
Consolidated total assets	$4,384,695	$4,117,910	(1)

(1)	Total assets have been restated as of September 30, 2011 as more fully described in Note 2.

Note 7 — Vessels:

Purchase and Construction Commitments

As of September 30, 2012, the Company had remaining commitments for vessels to be wholly owned by the Company of $46,452 on non-cancelable contracts for the construction of two Aframaxes. In October 2012, the Company executed an amendment to the construction contract for the second of its two Aframaxes, which among other things, resulted in the conversion of the vessel into an LR2, which is a coated Aframax, as well as the postponement of the vessel’s delivery from the third quarter of 2013 to the first quarter of 2014. The amendment increased the Company’s remaining construction commitments by $2,700 and effectively rescheduled payments of $10,089 due in 2012 to 2014 and increased payments due in 2013 by approximately $2,000. On December 27, 2012, the Bankruptcy Court granted the Company’s motion to assume the obligations under the first contract, and on March 21, 2013, the Bankruptcy Court granted the Company’s motion to assume the obligations under the second contract.

Vessel Impairments

The Company performed an impairment test on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2011. Based on tests performed it was determined that the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the International Crude and Products vessels exceed each of the vessels’ carrying values as of December 31, 2011. The Company gave consideration as to whether events or changes in circumstances had occurred that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of September 30, 2012. The Company had made no changes in the planned utilization of vessels in its International Flag fleet as of September 30, 2012 and observed that there had been no significant changes in long-term and short-term rate forecasts published by industry analysts since second quarter of 2012 (which was the last time the Company evaluated the presence of impairment indicators) and, therefore, concluded that no other events had occurred to warrant a change in the assumptions from those utilized in the December 2011 impairment tests. Furthermore, the Company believes that given the relatively long remaining useful lives that its International Flag vessels have to generate sufficient cash flows to offset their carrying values, it is unlikely that any of the vessels in its International Flag fleet is impaired as of September 30, 2012. The Company did consider the Chapter 11 Cases and related impacts on business plans to be indicators warranting impairment tests of the Company’s International Flag fleet as of December 31, 2012. Based on the tests performed, impairment charges totaling $278,345, including $608 recorded as a reduction in deferred drydock costs, were recorded on one ULCC, two VLCCs, two International Flag Aframaxes engaged in lightering in the U.S. Gulf and ten Handysize Product Carriers (including $94,288 applicable to five Handysize Product Carriers that are pledged as collateral under the Company’s term loans maturing in 2020) to write-down their carrying values to their estimated fair values at December 31, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On July 2, 2012, Sunoco, a core customer of the Company’s Delaware Bay lightering business, announced it had entered into a joint venture agreement with a third party to take over the operations of its Philadelphia refinery. On September 1, 2012, the Company entered into a termination, settlement and replacement agreement with Sunoco, which, among other things, provided for a 50% reduction of the required minimum barrel volumes under the long-term lightering contract (see Note 14, “Leases”). The new lightering contract with Sunoco will result in both of the Company’s new ATBs, the OSG 350 and the OSG 351, continuing to be employed in the Delaware Bay lightering trade at rates that should provide for the full recovery of the cost bases of these units.

Vessel Sales

On June 28, 2012, the Company entered into an agreement for the sale of its Car Carrier, the Overseas Joyce, which was delivered to buyers in October 2012. The Company will recognize a gain of approximately $8,000 on this sale in the fourth quarter of 2012. The Company also recognized aggregate gains of $59 during the nine months ended September 30, 2012 principally from the sale of equipment as well as property sold in accordance with the Bender Shipbuilding & Repair Co., Inc. (“Bender”) bankruptcy liquidation plan.

During the nine months ended September 30, 2011, the Company delivered its two remaining single-hulled U.S. Flag Tankers to buyers. Also, the remaining chartered-in single hulled International Flag Aframax in which the Company had a residual interest was delivered to buyers. The Company recognized a gain of $2,117 on these transactions. The gain on disposal for the nine months ended September 30, 2011 also included approximately $3,400 in proceeds received in connection with property sold in accordance with the Bender liquidation plan as well as a loss of approximately $4,419 related to the cancellation of an order with an equipment supplier and the retirement of vessel support equipment.

Vessel Acquisitions and Deliveries

During the nine months ended September 30, 2012, the Company completed construction of a VLCC and an International Flag Handysize Product Carrier. During the nine months ended September 30, 2011, the Company completed construction of a U.S. Flag ATB, two International Flag Panamax Product Carriers, one VLCC, an International Flag Handysize Product Carrier and two tug boats.

Note 8 — Equity Method Investments:

The 2011 amounts disclosed below relating to the interest rate swap contracts that the Company’s LNG and FSO equity method investees, as described below, are party to have been restated to reflect the correction of an error in the estimation of the fair value of the contracts. Refer to Note 2, “Subsequent Events - Company Inquiry and Restatement,” for further details.

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2012, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Floating Storage and Offloading Service Vessels (“FSO”) Joint Venture

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform Floating Storage and Offloading (“FSO”) services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by OSG International, Inc. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term credit facility, which was secured by, among other things, the service contracts and the FSOs themselves. Approximately $252,576 and $294,937 was outstanding under this facility as of September 30, 2012 and December 31, 2011, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued guarantees. As of September 30, 2012 and December 31, 2011, the carrying value of the Company’s guarantee, which is included in other liabilities in the accompanying condensed consolidated balance sheet, was $43 and $122, respectively.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. The interest rate swaps, covering notional amounts aggregating $351,987 and $396,993 as of September 30, 2012 and December 31, 2011, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were gains of $818 and losses of $3,852 for the quarters ended September 30, 2012 and 2011, respectively, and losses of $2,218 and $6,225 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, the joint venture had a liability of $38,039 and $39,136, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $9,001 and $9,339, at September 30, 2012 and December 31, 2011, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

On October 1, 2012, the FSO Africa commenced a new five year FSO services contract with MOQ, replacing the existing service contract that was originally scheduled to expire in August 2013. The new service contract provides for an increase in the daily hire rate to the same daily hire rate schedule as for the existing MOQ service contract for the FSO Asia and grants MOQ the option to extend the contract for one or two additional years.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company’s Chapter 11 filing has no impact on the continued operations of the FSO joint venture, including the ability of the joint venture to continue to perform its obligations under the existing charters as well as its ability to continue to service its outstanding debt obligations and maintain continued compliance with the covenants under such debt agreements. On November 12, 2012, MOQ issued a waiver to the FSO joint venture agreeing not to exercise its rights to terminate the service contracts. The initial waiver period expired on February 15, 2013 and was subsequently extended to February 15, 2014, with MOQ having the right to terminate such waiver at an earlier date upon occurrence of certain events or after giving a 90-day notice of its intent to do so. In November 2012, the joint venture also obtained waivers of any events of default arising as a result of the commencement of the Chapter 11 Cases from (i) the bank syndicate for the secured loan facility, (ii) the counterparties to the interest rate swaps agreements described above, and (iii) the bank that has issued performance guarantees of the joint venture’s performance of certain of its obligations under the FSO Africa and FSO Asia service contracts. The initial waiver periods on all such waivers expired on February 15, 2013 and were subsequently extended to February 15, 2014, subject to the occurrence of certain events.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QG-II”). QTGC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. (“NMS”). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions.

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $768,062 and $790,946 at September 30, 2012 and December 31, 2011, respectively. These swaps are being accounted for as cash flow hedges. As of September 30, 2012 and December 31, 2011, the joint venture recorded a liability of $192,238 and $180,696, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $95,850 and $90,100 at September 30, 2012 and December 31, 2011, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

In September 2012, the LNG joint venture entered into charter party addendums with Qatar Liquefied Gas Company Limited (II) to, among other things, increase the operating expense portion of the charter hire rates on the LNG Carriers retroactively from June 1, 2010. The Company’s share of the retroactive increases recognized in equity in income from affiliates for the three and nine months ended September 30, 2012 was $4,103.

The Company’s Chapter 11 filing has no impact on the continued operations of the LNG joint venture, including the ability of the joint venture to continue to perform its obligations under the existing charters as well as its ability to continue to service its outstanding debt obligations and maintain continued compliance with the covenants under such debt agreements. While the Company’s view was that the Company’s Chapter 11 filing did not constitute an event of default under the joint venture shareholders’ agreement, in an abundance of caution, in November 2012, NMS granted the Company a 30-day waiver of the events of default under this agreement. The waiver was extended in December 2012 and automatically renews every 30 days unless NMS gives a notice of its intent to terminate such waiver.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On November 14, 2012, QG II agreed not to terminate the charter agreements nor exercise its options to purchase or bareboat charter any of the LNG Carriers, pursuant to the terms of the charter agreements, as a result of or in connection with the Company’s Chapter 11 filing. This undertaking lapsed after 30 days and was not deemed necessary to extend since on November 21, 2012, QGTC subsequently executed deeds of guarantee to QGII, guaranteeing that the joint venture will duly perform and comply with its obligations under all four charter agreements. These guarantees serve as replacements of the guarantees previously issued by OSG in November 2004. QGTC’s guarantees, as subsequently amended and extended, are effective through the earlier of (i) June 8, 2014, or (ii) OSG’s consummation of a Chapter 11 reorganization plan, attainment of a corporate credit rating acceptable to QGII, and issuance by OSG of a replacement guarantee in a form acceptable to QGII that is binding on OSG following the consummation of a Chapter 11 reorganization plan.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	September 30,
	2012	2011
Shipping revenues	$95,494	$83,044
Ship operating expenses	(60,118)	(56,037)
Income from vessel operations	35,376	27,007
Other expense	(324)	(355)
Interest expense*	(16,188)	(23,055)
Net income	$18,864	$3,597

* Interest expense has been restated for the three months ended September 30, 2011 as more fully described in Note 2.

	Nine Months Ended
	September 30,
	2012	2011
Shipping revenues	$268,055	$247,855
Ship operating expenses	(178,684)	(167,016)
Income from vessel operations	89,371	80,839
Other expense	(638)	(1,053)
Interest expense*	(48,509)	(58,764)
Net income	$40,224	$21,022

* Interest expense has been restated for the nine months ended September 30, 2011 as more fully described in Note 2.

Note 9 – Variable Interest Entities (“VIEs”):

As of September 30, 2012, the Company participates in five commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note 8 “Equity Method Investments” above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs as of September 30, 2012:

Consolidated Balance Sheet
Investments in Affiliated Companies	$228,446
Deferred Income Taxes and Other Liabilities (1)	43

(1)	Represents the Company’s valuation of its several guaranty of the FSO joint venture’s outstanding debt at September 30, 2012.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at September 30, 2012:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Deferred Income Taxes and
Other Liabilities	$43	$363,000

In addition, as of September 30, 2012, the Company had approximately $27,314 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2012. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 10 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Short-term investments—The carrying amounts reported in the condensed consolidated balance sheet for short-term investments, which consisted of interest-bearing time deposits or marketable securities held for trading purposes, approximated their fair value.

Debt—For publicly-traded debt, estimates of fair value are based on market prices. For unsecured revolving credit facilities and secured term loans, fair value is estimated based on a model-driven approach using U.S. forward swap interest rate yield curves.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Forward freight agreements and bunker swaps—The fair values of forward freight agreements and bunker swaps are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, which include an adjustment for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the agreements.

Interest rate swaps—The fair values of interest rate swaps are the estimated amounts that the Company would receive or pay to terminate the swaps at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the agreements.

Foreign Currency Contracts—The fair values of foreign currency contracts are the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the agreements.

The estimated fair values of the Company’s financial instruments, other than derivatives and marketable securities that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

		Level 1:
		Quoted prices in
		active markets for	Level 2:
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
September 30, 2012:
Cash and cash equivalents	$566,880	$566,880	$0
Debt	$(2,261,540)	$0	$(2,261,540)

December 31, 2011:
Cash and cash equivalents	$54,877	$54,877	$0
Debt	$(2,065,892)	$0	$(2,065,892)

Since the Company's publicly-traded debt is not actively traded, their fair value is categorized within Level 2 of the fair value hierarchy. Management believes that the fair value of the Company’s debt likely decreased during the fourth quarter of 2012. Having filed the Chapter 11 Cases, the Company would not have been able to enter into similar credit facilities to its Unsecured Revolving Credit Facility and the floating rate Secured Term loans. It is impractical to therefore obtain fair value estimates for such floating rate debt as of December 31, 2012. The carrying values of the Unsecured Senior Notes as of December 31, 2012 was an aggregate $506,694 and the fair values of the Unsecured Senior Notes as of December 31, 2012, which were derived from quoted market prices, was an aggregate $181,504. Consistent with September 30, 2012, the Unsecured Senior Notes are thinly traded and therefore the fair value estimates as of December 31, 2012 were considered to be Level 2.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes that reduce its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and (ii) from time to time for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. As of September 30, 2012, the Company was party to FFA contracts entered into for trading purposes. These contracts, representing aggregate volumes of 280,000 metric tons (“mts”) of cargo and 6,000MT of bunkers, expire in December 2013 and do not qualify as cash flow hedges for accounting purposes. The Company closed out all its open positions prior to the Petition Date.

Fuel Price Volatility Risk

The Company enters into standalone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. These swap contracts, which do not qualify as cash flow hedges for accounting purposes, settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. In September 2012, the Company closed out its positions in three contracts with final maturity dates ranging from September 2013 to March 2014 by entering into swap contracts to sell equal volumes of bunkers to a counterparty. The Company closed its trading account and settled all open positions prior to the Petition Date.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. The Company is a party to seven floating-to-fixed interest rate swap agreements with various major financial institutions covering notional amounts aggregating approximately $219,940 at September 30, 2012 pursuant to which it pays fixed rates ranging from 3.3% to 4.7% and receives floating rates based on three-month LIBOR (approximately 0.36% at September 30, 2012). These agreements contain no leverage features and have various final maturity dates ranging from December 2012 to August 2014. Two of the floating-to-fixed interest rate swap agreements with an aggregate notional value of $30,000 and maturing in December 2012 were de-designated in September 2012. The related balances in accumulated other comprehensive loss aggregating losses of $331 were reclassified into earnings during the quarter ended September 30, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The filing of the Chapter 11 Cases (see Note 3, “Subsequent Events – Chapter 11 Filing, Going Concern and Other Related Matters”) constituted an event of default or termination under the seven interest rate swap agreements to which the Company was a party as of the Petition Date. Accordingly, on November 14, 2012, the Company de-designated all of its interest rate swaps, other than those entered into by the joint ventures in which it participates, from hedge accounting and reclassified the related balances in accumulated other comprehensive loss into earnings. The outstanding interest rate swap obligations as of the Petition Date represent general unsecured claims against the Company.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. At September 30, 2012, the notional amounts of the foreign currency forward contracts aggregated approximately CAD$1,200, settling monthly through December 2012. Such contracts were not designated as cash flow hedges for accounting purposes. In October 2012, the Company closed out its positions entering into offsetting forward contracts selling equivalent amounts of CAD with settlement dates matching those in the original contracts.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
September 30, 2012	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Inventories, prepaid expenses and other current assets	$0	Accounts payable, accrued expenses and other current liabilities	$(1,638)
Long-term portion	Other assets	0	Deferred income taxes and other liabilities	(114)
Total derivatives designated as hedging instruments		$0		$(1,752)

Derivatives not designated as hedging instruments:

FFAs and bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$653	Inventories, prepaid expenses and other current assets	$(464)

Long-term portion	Other assets	0	Other assets	(104)

Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	49	Accounts payable, accrued expenses and other current liabilities	0
Total derivatives not designated as hedging instruments		$702		$(568)

Total derivatives		$702		$(2,320)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Asset Derivatives		Liability Derivatives
December 31, 2011	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:
Current portion	Inventories, prepaid expenses and other current assets	$0	Accounts payable, accrued expenses and other current liabilities	$(6,109)
Long-term portion	Other assets	0	Deferred income taxes and other liabilities	(1,109)
Total derivatives designated as hedging instruments		$0		$(7,218)

Derivatives not designated as hedging instruments:

Bunker swaps:
Current portion	Inventories, prepaid expenses and other current assets	$165	Accounts payable, accrued expenses and other current liabilities	$0
Long-term portion	Other assets	0	Deferred income taxes and	(321)
			other liabilities
Foreign currency contracts:
Current portion	Inventories, prepaid expenses and other current assets	0	Accounts payable, accrued expenses and other current liabilities	(57)
Total derivatives not designated as hedging instruments		$165		$(378)

Total derivatives		$165		$(7,596)

The amount reported for September 30, 2011 in the table below reflects the correction of an error as more fully described in Note 2. The effect of cash flow hedging relationships on the statements of operations for the nine months ended September 30, 2012 and 2011 are shown below:

	Amount of Derivative Gain or (Loss) Recognized in
	Accumulated Other Comprehensive Loss
	(Effective Portion)
For the nine months ended (1)	September 30, 2012	September 30, 2011
		(As Restated)
Interest rate swaps	$(5,555)	$(44,027)
Total	$(5,555)	$(44,027)

(1)	The amounts recognized in accumulated other comprehensive loss for the three months ended September 30, 2012 and 2011, related to interest rate swaps was ($911) and ($40,211), respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss(1)		Ineffective Portion(2)
For the nine months ended		Amount of		Amount of
September 30, 2012	Location	Gain/(Loss)	Location	Gain/(Loss)

Interest rate swaps	Interest expense	$(4,276)	Interest expense	$0
Total		$(4,276)		$0

(1)	The amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended September 30, 2012 related to interest rate swaps was $(1,884). This amount included $(331) related to the two interest rate swaps that were de-designated in September 2012.
(2)	There was no ineffectiveness recognized in earnings for the three months ended September 30, 2012 related to interest rate swaps designated as cash flow hedges.

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss(3)		Ineffective Portion(4)
For the nine months ended		Amount of		Amount of
September 30, 2011	Location	Gain/(Loss)	Location	Gain/(Loss)

Interest rate swaps	Interest expense	$(6,296)	Interest expense	$0

Foreign currency contracts	General and administrative expenses	602	General and administrative expenses	0
Total		$(5,694)		$0

(3)	The amounts reclassified from accumulated other comprehensive loss to earnings for the three months ended September 30, 2011 related to interest rate swaps was $(2,547).
(4)	There was no ineffectiveness recognized in earnings for the three months ended September 30, 2011 related to interest rate swaps designated as cash flow hedges.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the three and nine months ended September 30, 2012 and 2011 are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2012	2011	2012	2011

FFAs and bunker swaps	Other income/(expense)	$2,383	$(948)	$1,379	$231

Foreign currency	General and
contracts	administrative
	expenses	42	(69)	49	(69)
Total		$2,425	$(1,017)	$1,428	$162

Fair Value Hierarchy

The following tables present the fair values, which are pretax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

		Level 1:
		Quoted prices in
		active markets for		Level 2:
		identical assets		Significant other
	Fair Value	or liabilities		observable inputs (1)
September 30, 2012:
Available-for-sale marketable securities	$132	$132		$0
Derivative assets	$702	$653	(2)	$49	(4)
Derivative liabilities	$(2,320)	$(568	)(3)	$(1,752	)(5)

December 31, 2011:
Trading marketable securities	$12,346	$12,346	(6)	$0
Available-for-sale marketable securities	$1,038	$1,038		$0
Derivative assets	$165	$165	(7)	$0
Derivative liabilities	$(7,596)	$(321	)(7)	$(7,275	)(8)

(1)	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency contracts and interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as exchange rates, interest rate yield curves and creditworthiness of the counterparty and the Company.
(2)	FFAs (assets of $106) and bunker swaps (assets of $547)
(3)	FFAs (liability of $391) and bunker swaps (liability of $177)
(4)	Foreign currency contracts.
(5)	Standard interest rate swaps
(6)	Included in other assets in the accompanying balance sheet
(7)	Bunker swaps
(8)	Standard interest rate swaps (liability of $7,218) and foreign currency contracts (liability of $57)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amounts of collateral to be posted are defined in the terms of respective master agreements executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At September 30, 2012, the Company did not hold collateral related to its derivative transactions. At September 30, 2012, the Company has a $1,000 letter of credit issued in relation to its derivative activities. This letter of credit has subsequently been terminated as the Company closed out its open FFA and bunker swap contracts.

Note 11 — Taxes:

As more fully described in Note 2, “Subsequent Events – Company Inquiry and Restatement,” the Company determined that there were errors in its previously issued financial statements and specifically its tax provision for each of the calendar years in the twelve year period ended December 31, 2011, and for the quarters ended March 31 and June 30, 2012. As a result of certain credit agreements under which OIN was a co-obligor with the Company on a joint and several basis, as well as intercompany balances that exist between domestic and international entities within the Company, the Company has concluded that, as of December 31, 2000, at each subsequent year end through December 31, 2011 and as of September 30, 2012, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings could be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities or as a result of the intercompany balances, as discussed above.

Income of foreign shipping companies earned from January 1, 1976 through December 31, 1986 was excluded from U.S. income taxation to the extent that such income was reinvested in foreign shipping operations. Foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. parent. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. If, during any determination period, there is a reduction of qualified investments in foreign shipping operations, earnings of the foreign shipping companies, limited to the amount of such reduction and to the amount of earnings not previously subject to U.S. income taxation, would become subject to tax. From January 1, 1987 through December 31, 2004, earnings of the foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) were subject to U.S. income taxation in the year earned and could therefore be distributed to the U.S. parent without further tax. For years beginning after December 31, 2004, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not repatriated to the U.S.

As of September 30, 2012 and December 31, 2012, the amount borrowed under credit agreements for which OIN was a co-obligor with the Company on a joint and several basis is $1,489,000. As of December 31, 2011, September 30, 2012 and December 31, 2012, the Company could be deemed to have received in the aggregate deemed dividends from its foreign subsidiaries or less than 50% owned foreign shipping joint ventures of $880,750, $1,084,962 and $1,194,150, respectively. The year in which such deemed dividends are included in taxable income is subject to ongoing discussions with the IRS. Accordingly, the Company has recorded in respect of previous years provisions for U.S. income taxes on the income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures to the extent it did not anticipate permanently reinvesting the earnings. As of September 30, 2012, the Company intended to permanently reinvest these earnings, as well as its share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures, in foreign operations. Accordingly, no provision for U.S. income taxes on the undistributed shipping income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures was required as of September 30, 2012 or at any time in 2011. Undistributed earnings on which U.S. income taxes have not been provided aggregated approximately $617,000 as of September 30, 2012. The unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $216,116 as of September 30, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Unrecognized tax benefits presented on the balance sheet include interest and are reduced by available tax attributes, such as the offset of net operating loss carryforwards. Such unrecognized tax benefits are substantially related to the tax effects of the cumulative deemed dividends resulting in a deemed repatriation of $1,194,150 of foreign earnings as of December 31, 2012 and other issues currently under examination by taxing authorities and aggregate $344,469 in the noncurrent reserve for uncertain tax positions as of September 30, 2012.

The Company previously established a valuation allowance against deferred tax assets because the Company could not conclude that it was more likely than not that the full amount of the deferred tax assets generated primarily by vessel impairments and net operating losses would be realized through the generation of taxable income in the future. The valuation allowance associated with these federal deferred tax assets was reversed in its restated financial statements as the Company estimated that there would be sufficient taxable income to realize such deferred tax assets.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related tax liability line in the condensed consolidated balance sheet. The Company records the liability for the unrecognized tax benefits as a long term liability on the consolidated balance sheets unless cash settlement is expected in the next 12 months.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2012, the Company is not subject to U.S. federal, state or local, or foreign examinations by tax authorities for years before 2004.

The components of the income tax benefit/(provision) follow:

	Three Months Ended
	September 30,
	2012	2011
Current	$(9,746)	$(6,612)
Deferred	9,641	16,818
	$(105)	$10,206

	Nine Months Ended
	September 30,
	2012	2011
Current	$(20,705)	$(29,337)
Deferred	20,983	32,788
	$278	$3,451

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

At December 31, 2011, the Company had a reserve of $323,403 (as restated) for benefits attributable to uncertain tax positions taken during the current and prior tax positions for which the probability of recognition is considered less than “more likely than not.” For the nine months ended September 30, 2012, the Company has increased this reserve as a result of an uncertain tax position resulting from amounts drawn under the Credit Facilities. As of September 30, 2012, the Company has recorded an aggregate reserve of $344,469 attributable to all uncertain tax positions.

The tax benefit for 2012 and 2011 primarily reflects a decrease in reserves for uncertain tax positions and the after –tax effect of accrued interest related to reserves for uncertain tax positions.

Note 12 — Capital Stock and Stock Compensation:

Restricted Common Stock and Performance Related Grants

During the nine months ended September 30, 2012 and 2011, the Company awarded a total of 401,409 and 82,544 shares, respectively, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the nine months ended September 30, 2012 and 2011 was $10.09 and $34.90 per share, respectively (the market price at date of grant).

During the nine months ended September 30, 2012, the Company granted certain of its senior officers performance awards valued at an aggregate of approximately $1,307 on the grant date. Each performance award represents a contingent right to receive cash or, at the Company’s option, shares of common stock of the Company, based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the three-year period over which the performance goals are measured. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants. It is the Company’s intention (but not an obligation) to settle the awards in shares of the Company’s common stock to the extent such shares are available for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”) on the settlement date. To the extent sufficient shares are not available for issuance under the 2004 Plan or the Compensation Committee of the Board of Directors determines not to settle the awards in shares, the awards shall be paid in cash. As a result of the current and expected availability of shares under the 2004 Plan and the Company’s intent to settle these awards in shares of the Company’s common stock if such shares are available, these cash based performance awards are being accounted for as equity awards. The Company will evaluate at each reporting date, the sufficiency of shares available under the 2004 Plan to settle the awards in shares. If at any reporting date in the future the shares available under the 2004 Plan are not sufficient, these awards would be bifurcated into the portion that can be settled in shares and the portion that would have to be settled in cash, with the latter portion being classified as a liability award.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In the first nine months of 2012 and 2011, the Company granted a total of 45,000 and 45,192 restricted stock units, respectively, to its non-employee directors. At the date of the awards in the first nine months of 2012 and 2011, the fair market value of the Company’s stock was $10.00 and $26.55 per share, respectively. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.

There were no performance related restricted stock units awarded during 2012. During the nine months ended September 30, 2011, the Company granted a total of 54,329 performance related restricted stock units to certain of its employees, including senior officers. Each performance unit represents a contingent right to receive shares of common stock of the Company based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. The performance units have no voting rights and may not be transferred or otherwise disposed of until they vest. Dividends will be paid when the performance period expires and are conditioned upon the attainment of the performance goals. The estimated weighted average grant-date fair value of the performance stock units awarded during the nine months ended September 30, 2011 was $40.19 per share. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants.

Stock Options

During the nine months ended September 30, 2012 and 2011, options covering 377,653 and 176,312 shares, respectively, were granted at or above the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the nine months ended September 30, 2012 and 2011 was $12.50 and $34.90 per share, respectively. The grant date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $3.83 and $10.04 per share, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

	September 30,	December 31,
As of	2012	2011
		(As Restated)
Unrealized gains on available-for-sale securities	$0	$34
Unrealized losses on derivative instruments	(106,049)	(104,554	)(1)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(15,200)	(14,787)
	$(121,249)	$(119,307)

(1)The unrealized losses on derivative instruments have been restated as further described in Note 2.

Included in accumulated other comprehensive loss at September 30, 2012 are the following amounts that have not yet been recognized in net periodic cost: unrecognized transition obligation of $24 ($15 net of tax), unrecognized prior service costs of $1,578 ($1,026 net of tax) and unrecognized actuarial losses of $21,783 ($14,159 net of tax).

Note 14 — Leases:

1. Charters-in:

As of September 30, 2012, the Company had commitments to charter in 44 vessels. All of the charters-in are accounted for as operating leases, of which 21 are bareboat charters and 23 are time charters. The future minimum commitments and related number of operating days under these operating leases before taking into account of rejections described in Note 3, “Subsequent Events – Chapter 11 Filing, Going Concern and Other Related Matters,” above are as follows:

Bareboat Charters-in at
September 30, 2012	Amount	Operating Days
2012	$38,046	1,932
2013	151,008	7,665
2014	149,098	7,172
2015	137,411	6,395
2016	135,693	6,222
Thereafter	400,908	16,951
Net minimum lease payments	$1,012,164	46,337

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Time Charters-in at
September 30, 2012	Amount	Operating Days
2012	$35,171	2,453
2013	115,191	8,027
2014	91,074	5,577
2015	72,446	4,236
2016	56,375	3,406
Thereafter	62,279	3,811
Net minimum lease payments	$432,536	27,510

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of these charters also provide the Company with renewal and purchase options.

On July 30, 2012, the Company entered into agreements with American Shipping Company ASA and its affiliates to extend or reduce, as applicable, the fixed term of the bareboat charter-in agreements on ten U.S. Flag Product Tankers to December 11, 2019.

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At September 30, 2012	Amount	Revenue Days
2012	$84,264	2,365
2013	211,364	5,172
2014	113,857	2,143
2015	39,028	630
2016	22,023	269
Thereafter	74,432	882
Net minimum lease payments	$544,968	11,461

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $5,347 (2012), $21,631 (2013), $21,375 (2014), $21,699 (2015), $22,023 (2016) and $74,432 thereafter, are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Effective September 1, 2012, the Company entered into a termination, settlement and replacement agreement with Sunoco, a core customer of the Company’s Delaware Bay lightering business. The agreement, among other things, provided for (i) a 50% reduction of the required minimum barrel volumes under the long-term lightering contract; (ii) Sunoco’s relinquishment of any right to approximately $27,100 previously paid to the Company and accounted for as deferred revenues, which otherwise would have been carried forward and applied toward the cost of lightering barrels for Sunoco in excess of the minimum barrel volumes stated in the original lightering contract; and (iii) the payment by Sunoco of $13,300 as additional compensation for the reduction in the minimum barrels under the replacement agreement. A total of $40,400 was recognized in shipping revenues during the quarter ended September 30, 2012 in related to this termination, settlement and replacement agreement. The replacement agreement runs through April 2020.

Note 15 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the nine months ended September 30, 2012 and 2011.

The Company expects that its required contributions in 2012 with respect to its domestic defined benefit pension plan will be approximately $1,545, of which $1,473 was funded during the nine months ended September 30, 2012.

Note 16 — Other Income/(Expense):

Other income/(expense) consists of:

	Three Months Ended
	September 30,
	2012	2011

Investment income:
Interest and dividends	$107	$219
Gain/(loss) on sale or write-down of securities and investments	(813)	(383)
	(706)	(164)
Loss on repurchase of debt	-	(375)
Gain/(loss) on derivative transactions	2,383	(948)
Miscellaneous — net	15	24
	$1,692	$(1,463)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30,
	2012	2011

Investment income:
Interest and dividends	$391	$904
Gain/(loss) on sale or write-down of securities and investments	(3,163)	116
	(2,772)	1,020
Loss on repurchase of debt	-	(375)
Gain on derivative transactions	1,379	231
Miscellaneous — net	13	207
	$(1,380)	$1,083

Note 17 – Severance and Relocation Costs:

In the first quarter of 2012, the Company announced the relocation of the technical management of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office. In connection therewith, approximately 50 employees have been terminated in Newcastle. In connection therewith, the Company expects to record approximately $3,100 in costs related to such terminations and transfer of vessel management during 2012. As of September 30, 2012, the Company has recognized severance and relocation related costs totaling $2,693.

Note 18 — Contingencies:

The Company’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Impact of the Chapter 11 Cases

On November 14, 2012, the Company and 180 of its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. Certain of the Company’s subsidiaries and affiliates (collectively, the “Non-Filing Entities”) did not file for relief under Chapter 11. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business. As a result of the filing for relief under Chapter 11, litigation against the Debtors to recover pre-petition claims or to exercise control over the property of the Debtors’ bankruptcy estates is automatically stayed pursuant to the Bankruptcy Code. See Note 3, “Subsequent Events – Chapter 11 Filing, Going Concern and Other Related Matters,” to the accompanying condensed consolidated financial statements for additional information.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Class Action Lawsuits

Shortly after the Company filed a Current Report on Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon, several putative class action suits were filed in federal court in the Southern District of New York against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of Directors, its current and former independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suits are on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs seek recovery of such losses from the defendants. The Bankruptcy Court has stayed the suits against the individual defendants (the former President and former Chief Financial Officer of the Company and certain current and certain former directors of the Company), except with respect to currently pending motions to dismiss, until September 2013, subject to the Company’s right to request further extensions.

SEC Investigation

On November 13, 2012, the Company received from the staff of the SEC a request for documents relating to the statements in the Company’s October 22, 2012 Form 8-K, to which the Company has responded. On January 29, 2013, the SEC issued a formal order of private investigation of the Company. The Company intends to continue to cooperate fully with the SEC’s investigation.

Legal Proceedings Arising in the Ordinary Course of Business

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under charter parties. All such personal injury, collision or other casualty claims against the Company are covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, is not material to the Company’s financial position, results of operations and cash flows.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Excise Tax Case

The IRS imposed penalties totaling approximately $3,500 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. The Company paid $3,500 in penalties during the year-ended December 31, 2011 and such amounts are included in other receivables in the accompanying condensed consolidated balance sheet. The Company believes, based on the merits of the case, that the likelihood of an unfavorable judgment is more than remote but less than probable. This position is supported by the Tax Division’s Office of Review’s approval of a recommendation to concede in favor of the Company’s claims and avoid a court trial. As of December 31, 2012, the recommendation is pending the final approval of the Office of the Assistant Attorney General at the U.S. Department of Justice. Accordingly, no provisions have been made in the Company’s financial statements for a potential loss as of September 30, 2012, as the Company does not believe there is any one amount within the range of likely losses (from $0 to $3,500) that is a better estimate than another.

Environmental Incident

On July 16, 2013 the Company received notification through its compliance reporting system that possible pollution violations from one of its Marshall Islands-flagged vessels had occurred. The report alleged that there had been improper discharges of bilge holding tank contents directly overboard and not, as required by Company policies and law, through the installed Oily Water Separator or to shore side reception facilities.

On July 26, 2013, after conducting a preliminary investigation, the Company informed the Marshall Islands Maritime Administration (the “Flag State”) of potential violations of law and the Flag State commenced an investigation. The Company has cooperated with the Flag State preliminary investigation. On July 31, 2013, the Company informed the U.S. Coast Guard and the U.S. Department of Justice of the results of the Company’s and the Flag State’s preliminary investigations, including possible improper discharges from the vessel’s bilge holding tank and apparent false entries in, or apparent omission of required entries from, the vessel’s Oil Record Book Part I while the vessel was in U.S. waters. The Company offered to cooperate with the U.S. Coast Guard and Department of Justice in any investigation either of them wish to conduct and agreed to notify them of any new developments relating to the Company’s continuing investigation.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements regarding the tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward looking statements. There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward-looking statements, including the Company’s ability to emerge from the Chapter 11 Cases (as defined above); the Company’s ability to generate cash; the Company’s ability to raise cash through the sale of non-core assets; the success of the Company’s strategic investment decisions; the success of the Company’s plan to reduce its cost structure; the Company’s ability to attract, retain and motivate key employees; continued weakness or worsening of economic conditions; the Company’s ability to streamline its operations and reduce its general and administrative expenses; the amount of time and attention of the Company’s management spent on the prosecution of the Chapter 11 Cases; potential changes to the Company’s capital structure; the highly cyclical nature of OSG’s industry; fluctuations in the market value of vessels; an increase in the supply of vessels without a commensurate increase in demand; adequacy of OSG’s insurance to cover its losses; constraints on capital availability; acts of piracy on ocean-going vessels; terrorist attacks and international hostilities and instability; changing economic, political and governmental conditions abroad; compliance with environmental laws or regulations, including compliance with regulations concerning discharge of ballast water and effluents scheduled to become effective in the next few years; seasonal variations in OSG’s revenues; the effect of the Company’s indebtedness on its ability to finance operations, pursue, desirable business operations and successfully run its business in the future; the Company’s ability to generate cash to service its indebtedness; potential costs, penalties and adverse effects associated with litigation and regulatory inquiries, including the ongoing IRS audits, regarding the restatement of the Company’s prior financial statements; the Company’s compliance with the Jones Act provisions on coastwise trade and the continuing existence of these provisions and international trade agreements; the Company’s ability to renew its time charters when they expire or to enter into new time charters for newbuilds; delays or cost overruns in building new vessels (including delivery of new vessels), the scheduled shipyard maintenance of the Company’s vessels or rebuilding or conversion of the Company’s vessels; termination or change in the nature of OSG’s relationship with any of the pools in which it participates; OSG’s ability to compete effectively for charters with companies with greater resources; increased operating costs and capital expenses as the Company’s vessels age; refusal of certain customers to use vessels of a certain age; the failure of contract counterparties to meet their obligations; the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States; the success of the Company’s programs to remediate the material weakness in internal control over financial reporting; trading risk associated with Forward Freight Agreements (“FFAs”); unexpected drydock costs; and the arrest of OSG’s vessels by maritime claimants. The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q and written and oral forward looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General:

The Company’s operating fleet as of September 30, 2012, consisted of 111 vessels aggregating 10.4 million dwt and 864,800 cbm, including 44 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 111 vessels, two newbuilds are scheduled for delivery in 2013 and 2014, bringing the total operating and newbuild fleet to 113 vessels. Subsequent to September 30, 2012, the Bankruptcy Court approved the Company’s rejection of leases on 25 chartered-in International Flag vessels. Two Suezmaxes, one Aframax, two Panamax Product Carriers and twelve Handysize Product Carriers have been redelivered to their owners as of May 31, 2013. The Company entered into new lease agreements at lower rates on the remaining eight chartered-in vessels (seven Handysize Product Carriers and one Aframax), which lease agreements were assumed as amended pursuant to orders of the Bankruptcy Court. As of May 31, 2013, OSG’s operating fleet consisted of 89 vessels, 74% of which were owned, with the remaining vessels chartered-in.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Company Inquiry and Restatement

An inquiry was conducted by the Company at the request and under the direction of the Audit Committee, relating to a tax issue arising from the fact that the Company is organized in the U.S. and earned substantial cumulative income through foreign subsidiaries, and relating to the interpretation of certain provisions contained in the Company’s credit agreements. In connection with the inquiry process, on October 19, 2012, the audit committee of the board of directors of the Company (the “Audit Committee”), on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the quarters ended March 31 and June 30, 2012, should no longer be relied upon. Upon completion of the inquiry, it was determined that there were errors in the Company’s previously issued financial statements for each of the twelve years in the twelve year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, and such financial statements should be restated.

Specifically, because OSG International, Inc. (“OIN”), a wholly-owned subsidiary of the Company incorporated in the Marshall Islands, was a co-obligor with OSG and OSG Bulk Ships, Inc. (“OBS”), a wholly-owned subsidiary of the Company incorporated in the U.S., on a joint and several basis for amounts drawn under the Company’s unsecured revolving credit facility scheduled to mature on February 8, 2013 and certain predecessor credit facilities (the “Credit Facilities”), the Company determined that OIN could be deemed under Section 956 of the U.S. Internal Revenue Code (“Section 956”) to have made taxable distributions to OSG for each taxable year in which such joint and several liability existed. Under the relevant tax rules, the amount of any deemed distributions for any taxable year that would be considered taxable income as a result of this issue generally (and subject to certain complex variables) would be determined by reference to the excess of: (i) the average of the quarter-end outstanding balances under the Credit Facilities for that year, over (ii) the average of the quarter-end balances for prior years, plus any other amounts that might have given rise to deemed distributions for prior years. In the case of OIN and OSG, this calculation could produce an aggregate amount of up to $884,750, $1,166,730 and $1,317,500 of earnings deemed repatriated from OIN through December 31, 2011, September 30, 2012 and December 31, 2012, respectively, as a result of drawdowns under the Credit Facilities, although the final determination of the amount will depend upon several interrelated issues that have yet to be settled with the Internal Revenue Service (“IRS”). Furthermore, the Company determined that it had not properly accounted for the tax consequences of intercompany balances that have existed between domestic and international entities within the Company. The Company determined that, due to insufficient processes to identify and evaluate adequately the income tax accounting impact of Section 956 to intercompany balances, these intercompany balances could be deemed under Section 956 to have been taxable distributions to OSG in the years in which such balances existed. This resulted in the Company recording deemed dividend income aggregating $85,100 through September 30, 2012. The Company’s financial statements for years prior to 2012 and for each of the quarters ended March 31, 2012 and June 30, 2012 did not properly take account of these issues and, therefore, these errors caused the financial statements to be misstated.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The IRS has asserted a number of other adjustments to the Company’s taxable income. These adjustments represent an additional $234,853 of asserted taxable income across taxable years 2009 and earlier. The Company disagrees with several of the IRS’s asserted adjustments and intends to dispute them vigorously. In some cases, the asserted adjustments, including certain adjustments resulting from intercompany balances described in the previous paragraph, interrelate with the calculation of any deemed dividends under Section 956 described above in a way that may reduce the amount of deemed dividends if the IRS’s asserted adjustments are sustained.

The Company believes, based on its analysis and its interactions with the IRS to date, that the actual amount of tax that the Company ultimately will be required to pay to the IRS in respect of the potential deemed dividends and other adjustments discussed above will be significant and could be as high as $460,000, or potentially higher, for all periods ending on or before December 31, 2012, not taking in account any potential penalties but including interest. However, the Company has several defenses available to mitigate its liability and intends to assert those defenses vigorously. The IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013 that the Company believes are in respect of these issues, but no agreement has been made in respect of these claims. See Note 11, “Taxes,” to the accompanying condensed consolidated financial statements for additional information with respect to amounts reflected in the financial statements as of December 31, 2011, September 30, 2012 and December 31, 2012.

In addition to giving rise to a tax liability, the potential deemed dividends from OIN in connection with the Credit Facilities (which effectively would treat OIN as having already repatriated significant earnings for U.S. tax purposes) have required the Company to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through December 31, 2012. As a result, the Company has concluded that, as of December 31, 2000 and at each subsequent year end through December 31, 2011 and as of September 30, 2012, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings could be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities, as discussed above. See Note 11, “Taxes,” for information with respect to undistributed earnings that are still considered to be permanently reinvested in foreign operations on which U.S. income taxes have not been recognized.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

For purposes of its financial statements as of December 31, 2011, for the nine months ended September 30, 2012 and for the year ended December 31, 2012, the Company has recorded reserves relating to the tax effects of the cumulative potential deemed dividends (1) in connection with the Credit Facilities based on a deemed repatriation aggregating $880,750, $1,084,962 and $1,194,150, respectively, of foreign earnings and (2) related to intercompany balances resulting in the inclusion of $100,100, $85,100 and $77,000, respectively, of foreign earnings in taxable income. The potential deemed repatriation amounts are derived from the aggregate amounts of $884,750, $1,166,730 and $1,317,500, respectively, discussed above, reduced to take account of certain defenses available to the Company that the Company believes are more- likely-than-not to be successful. The Company also has recorded a deferred tax liability for unremitted earnings of foreign subsidiaries of $142,668 as of September 30, 2012, which reflects amounts that may be included in income as deemed dividends for the balance of taxable year 2012, 2013 and future years. Additional information on the effect of the restatement on prior year income taxes is set forth in Note 11, “Taxes.”

The Company is also restating its condensed consolidated balance sheet as of December 31, 2011 and the related condensed consolidated statements of operations and comprehensive loss for the three months ended September 2011 and the condensed consolidated statements of operations, comprehensive loss, changes in cash flows and equity for the nine months ended September 30, 2011 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended September 30, 2011, March 31, 2012 and June 30, 2012. Such error overstated the investments in affiliated companies by $19,015 and retained earnings by $1,499 and understated net loss by $1,499 and accumulated other comprehensive loss by $17,516 as of and for the year ended December 31, 2011. Such error understated the net loss and other comprehensive loss by $1,319 and $14,411, respectively, for both the three and nine months ended September 30, 2011, and understated the net loss and other comprehensive loss by $309 and $10,684 for the nine months ended September 30, 2012, as more fully described in Note 2. The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements for the year ended December 31, 2012.

Accordingly, the Company has provided adjustments to data for each of the twelve calendar years ended December 31, 2011 and has restated its previously issued financial statements for the two calendar years ended December 31, 2011 and 2010 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The Company has restated its previously issued financial statements for the two calendar years ended December 31, 2011 and 2010 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012 in its Annual Report on Form 10-K for 2012. The Company has restated it previously issued financial statements for the three and nine month periods ended September 30, 2011 in this Quarterly Report on Form 10-Q as more fully described in Note 2, “Subsequent Events – Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements. Restated amounts have been identified with the wording “as restated.”

Reorganization under Chapter 11

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). These cases are being jointly administered under the caption In re Overseas Shipholding Group, Inc. et al., Case No. 12 – 20000 (PJW) (the “Chapter 11 Cases”). In the context of the Chapter 11 Cases, unless otherwise indicated or the context otherwise requires, “OSG,” the “Company,” “we,” “us,” and “our” refer to the Debtors.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Debtors are continuing to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, the Debtors are authorized to, and continue to, operate as an ongoing business but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court. The Bankruptcy Court has authorized the Debtors to pay certain pre-petition obligations, including, but not limited to, employee wages and payments to certain critical and foreign vendors, subject to certain limitations and reporting protocols. With the approval of the Bankruptcy Court, the Debtors have retained legal and financial professionals to advise them in the Chapter 11 Cases and certain other professionals to provide services and advice to them in the ordinary course of business. From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file this quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases resulted in an event of default or otherwise triggered repayment obligations under certain of the Debtors’ outstanding debt instruments. Further, such defaults and repayment obligations have resulted in events of default and/or termination events under certain other agreements to which the Debtors are party. Under the Bankruptcy Code, however, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to otherwise exercise control over the property of the Debtors’ estate.

Under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and other limitations. In this context, “assuming” an executory contract or unexpired lease means that the Debtors will cure certain existing defaults under such contract or lease and any obligations thereunder will be entitled to priority of payment and “rejecting” an executory contract means that the Debtors will be relieved of their obligations to perform further under the contract or lease, which may give rise to a pre-petition claim for damages for the breach thereof. Any damages resulting from the rejection of an executory contract shall be subject to compromise.

The Debtors anticipate that substantially all of our pre-petition liabilities will be resolved under, and treated in accordance with, a plan of reorganization to be voted on by the Debtors’ creditors in accordance with the provisions of the Bankruptcy Code. There can be no assurance that any proposed plan of reorganization will be accepted by requisite numbers of creditors, confirmed by the Bankruptcy Court or consummated. Furthermore, there can be no assurance that the Debtors will be successful in achieving their reorganization goals or that any measures that are achievable will result in an improvement to our financial position. Any entitlement to post-petition interest will be determined in accordance with applicable bankruptcy law. Any descriptions of agreements, rights, obligations, claims or other arrangements contained in this Quarterly Report on Form 10-Q must be read in conjunction with, and are qualified by, the parties’ respective rights under applicable bankruptcy law.

The Debtors have incurred and expect to continue to incur significant costs associated with their reorganization and the Chapter 11 Cases. The amount of these expenses is expected to significantly affect our financial position and results of operations but the Debtors cannot predict the effect the Chapter 11 Cases will have on their business and cash flow.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Reorganization Plan

The Debtors have not yet prepared or filed a plan of reorganization with the Bankruptcy Court. The Debtors have the exclusive right to file a plan of reorganization through and including August 2, 2013, subject to the ability of third parties to file motions to terminate the Debtors’ exclusivity period, as well as the Debtors’ rights to seek further extensions of such period. The Debtors have the right to seek further extensions of such exclusivity periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan of reorganization and 20 months from the Petition Date in the case of soliciting and obtaining acceptances. On August 2, 2013, the Debtors filed a motion with the Bankruptcy Court to further extend their exclusive period to file a plan of reorganization through and including November 30, 2013. Under the Bankruptcy Court’s local rules, such motion automatically extends the Debtors’ exclusivity period until the Bankruptcy Court conducts a hearing on the motion, which is currently scheduled for August 26, 2013. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court.  There can be no assurance that the Debtors will be able to secure requisite accepting votes for any proposed reorganization plan or confirmation of such plan by the Bankruptcy Court.

Chief Reorganization Officer

In connection with the Chapter 11 Cases, the Debtors engaged Mr. John J. Ray III of Greylock Partners LLC as Chief Reorganization Officer to assist in the development, implementation and execution of the Company’s reorganization plan.

Bankruptcy Reporting Requirements

As a result of the commencement of the Chapter 11 Cases, the Debtors are now required to file various documents with, and to provide certain information to, the Bankruptcy Court and other parties, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports. Such materials have been and will be prepared according to requirements of applicable bankruptcy law. While the Debtors believe these materials provide then current information required under the Bankruptcy Code or orders of the Bankruptcy Court, they are nonetheless unaudited and prepared in a format different from that used in the Debtors’ consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and filed under securities laws. Certain of this financial information may be prepared on an unconsolidated basis. Accordingly, the Debtors believe that the substance and format of these materials do not allow meaningful comparison with their regularly publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Debtors’ securities, or claims against the Debtors, or for comparison with other financial information filed with the SEC.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Notifications and Recognition

Shortly after the Petition Date, the Debtors began notifying current or potential creditors of the commencement of the Chapter 11 Cases. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of our property, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Petition Date are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

The Debtors have secured recognition of the automatic stay and bankruptcy proceedings in South Africa, which safeguards the Debtors’ vessels in a jurisdiction known both for its importance to the international shipping industry and for its liberal requirements for claimants seeking vessel arrest or attachment. The Debtors have also obtained an order from the High Court of Justice of England & Wales, Chancery Division, Companies Court recognizing certain of the Chapter 11 Cases as a foreign main proceeding and entering a stay as a matter of English law. Despite the automatic stay and related recognition and order discussed above, the stay may not be recognized in certain jurisdictions. See Item 1A, “Risk Factors—Company Specific Risk Factors—Maritime claimants could arrest OSG’s vessels, which could interrupt its cash flow.”

Pre-petition Claims

On February 27, 2013, the Debtors filed schedules of their assets and liabilities existing as of the commencement of the Chapter 11 Cases with the Bankruptcy Court. In April 2013, the Bankruptcy Court set May 31, 2013 as the general bar date (the date by which most persons that wished to assert a pre-petition claim against the Debtors had to file a proof of claim in writing). The Debtors are evaluating the claims that were submitted and investigating unresolved proofs of claim. Liabilities Subject to Compromise, as provided in the consolidated financial statements of the Company’s Annual Report on Form 10-K for 2012, represents the Debtors’ current estimate of claims expected to be allowed by the Bankruptcy Court. Currently, the Debtors cannot provide a reasonable estimate of the value of the claims that the Bankruptcy Court will allow or the priorities in which such claims will be allowed because their evaluation, investigation and reconciliation of the filed claims is not complete.

Creditors’ Committee

On November 29, 2012, the U.S. Trustee for the District of Delaware appointed a statutory committee of unsecured creditors (the “Creditors Committee”). Generally, the Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Chapter 11 Cases.

Going Concern and Financial Reporting in Reorganization

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Our ability to continue as a going concern is contingent upon, among other things, our ability to (i) develop a plan of reorganization and obtain required creditor acceptances and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sufficient to meet the Company’s future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying condensed consolidated financial statements. In particular, such financial statements do not purport to show (i) as to assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholders’ equity accounts, the effect of any changes that may be made in our capitalization, or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed reorganization plan would likely cause material changes to the amounts currently disclosed in the condensed consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications reported in the condensed consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan. The accompanying condensed consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

We are required to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, effective on November 14, 2012, which is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. The FASB’s provisions require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 5, “Debt and Liquidity,” to the accompanying condensed consolidated financial statements, the Secured Loan Facilities have priority over our unsecured creditors; however we continue to evaluate creditors’ claims for other claims that may also have priority over unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items must be disclosed separately.

Defaults under Outstanding Debt Instruments

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file this Quarterly Report on Form 10-Q and the filing of the Chapter 11 Cases on November 14, 2012 resulted in an event of default or otherwise triggered repayment obligations and/or resulted in a termination event under a number of instruments and agreements relating to the debt of the Company including (dollars in thousands):

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	$1,489,000 of unsecured indebtedness under the Unsecured Revolving Credit Facility, governed by a credit agreement dated February 9, 2006 (as amended), among OSG, OSG Bulk Ships, Inc., OIN and DnB Nor Bank ASA, New York branch, as administrative agent, which matured in February 2013;

•	$300,000 principal amount of 8.125% Senior Notes due 2018 issued under an indenture agreement dated March 2010 between OSG and The Bank of New York Mellon, as Trustee;

•	$146,000 principal amount of 7.500% Senior Notes due 2024 issued under a First Supplemental Indenture dated February 2004 and supplemental to an indenture dated March 2003, each between OSG and Wilmington Trust Company, as Trustee;

•	$63,603 principal amount of 8.750% Debentures due 2013 issued under the Indenture dated December 1993, between OSG and The Bank of New York Mellon, as successor Trustee;

•	$310,492 outstanding principal balance of secured indebtedness under a term loan facility dated August 10, 2009 (as amended) among various Debtor operating subsidiaries as borrowers, OSG as guarantor and The Export-Import Bank of China, as agent, which matures in 2023;

•	$266,490 outstanding principal balance of secured indebtedness under a term loan facility dated as of August 28, 2008 (as amended) among various Debtor operating subsidiaries as borrowers, OSG, OSG Bulk Ships Inc., OIN and Rosalyn Tanker Corporation as guarantors, and Danish Ship Finance A/S, as agent and security trustee, of which OSG has guaranteed up to fifty percent of the borrowers’ liabilities, which matures in 2020; and

•	$900,000 unsecured forward start revolving credit agreement dated as of May 26, 2011 among OSG, OSG Bulk Ships, Inc., OIN and DnB Nor Bank ASA, New York branch, as administrative agent, under which the Company would have been able to draw on beginning on February 8, 2013.

As a result of the filing of the Chapter 11 Cases, all indebtedness outstanding under each of the Unsecured Revolving Credit Facility, debentures, senior notes and term loan facilities, each as described above, was accelerated and became due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against OSG and the application of the applicable provisions of the Bankruptcy Code.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Further, such defaults and repayment obligations have resulted in events of default and/or termination events under certain other contracts to which the Company is party.

New York Stock Exchange Delisting

On November 14, 2012, the Company received notice from the New York Stock Exchange (“NYSE”) that the NYSE had determined that the Company’s common stock should be immediately suspended from trading on the NYSE. The NYSE indicated that this decision was reached as a result of the filing of the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. The last day that the common stock traded on the NYSE was November 14, 2012. The common stock commenced trading on the over-the counter (“OTC”) market on November 15, 2012 under the trading symbol “OSGIQ.”

Subsequently, in December 2012, the NYSE filed an application with the SEC to delist our common stock. The delisting became effective on December 31, 2012, in accordance with the terms of the application.

Risks and Uncertainties

OSG’s ability, both during and after the Bankruptcy Court proceedings, to continue as a going concern is contingent upon, among other things, OSG’s ability to (i) develop a plan of reorganization, including resolution with the IRS of matters described under “— Company Inquiry and Restatement ” and obtain required creditor acceptances and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sufficient to meet the Company’s future obligations. The Company believes the consummation of a successful restructuring under the Bankruptcy Code is critical to its continued viability and long-term liquidity. While OSG is working towards achieving these objectives through the Chapter 11 reorganization process, there can be no certainty that OSG will be successful in doing so.

The Company urges that appropriate caution be exercised with respect to existing and future investments in any of its liabilities and/or its securities. See Item 1A, “Risk Factors.”

The following is a discussion of the Company’s financial condition as at September 30, 2012 and December 31, 2011 and results of operations for the three and nine month periods ended September 30, 2012 and 2011. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion. You should read this section together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Overview

Third quarter 2012 spot rates for both crude tankers and product carriers were below second quarter 2012 levels. An increase in crude oil prices of over $20 per barrel during the quarter adversely impacted oil demand and increased the cost of bunker fuel oil, which increase was not fully recoverable in spot rates. Chinese crude oil imports, after reaching about 6.0 million barrels per day (“b/d”) in May, fell to about 4.3 million b/d in August, the lowest monthly level since October 2010. Refinery maintenance in Asia during the third quarter of 2012 curtailed crude oil movements to this region while maintenance in crude oil production areas, including the North Sea, West Africa and the Caspian Sea, reduced available crude oil supplies. In addition, a significantly smaller buildup in world oil inventories in the third quarter compared with the second quarter (300,000 b/d compared with 1.8 million b/d, respectively) adversely impacted seaborne movements in the third quarter of 2012.

International spot rates for crude oil tankers during the third quarter of 2012 were at least 50% higher than the third quarter of 2011 with the exception of VLCCs, which were about 9% lower. The key positive influence on rates was an increase in world inventory levels of about 300,000 b/d in the third quarter compared with an inventory drawdown of approximately 1.1 million b/d in the third quarter of 2011. The 2011 drawdown included the release of 60 million barrels (650,000 b/d) of oil in OECD countries which was coordinated by the International Energy Agency (“IEA”). International spot product carrier rates in the third quarter of 2012 were about 31% below those in the same timeframe in 2011 primarily due to a reduction in trans-Atlantic movements as the gasoline arbitrage window was closed for most of the quarter.

Crude oil movements during 2012 continued to be influenced by the oil embargo against Iran implemented by the U.S. and European Union (“EU”) that became fully effective at the beginning of the third quarter. Iran’s crude oil exports to the EU were down to a miniscule level and were significantly reduced to Asia, especially to Japan and South Korea. China and India also took less Iranian crudes. As a result, these countries needed to seek alternative supplies, most of which came from longer-haul sources that enhanced tonne-mile demand. Japan’s 180-day exemption from adhering to U.S. sanctions was extended on September 15. Exemptions granted to China, India and South Korea expired in December 2012.

OPEC crude oil production reached 31.5 million b/d in the third quarter of 2012, an increase of approximately 1.6 million b/d over the third quarter of 2011. Libyan crude oil production, which was shut-in during its civil war in the third quarter of 2011, reached 1.4 million b/d during the third quarter of 2012 and accounted for approximately 87% of the increase in OPEC production. The remaining increase occurred in the Middle East as output in Iraq attained its highest level in more than three decades of over three million b/d, and as higher production in Saudi Arabia more than offset lower supplies from Iran.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

OPEC crude oil production averaged 31.5 million b/d during the first nine months of 2012, 1.7 million b/d higher than the same timeframe in 2011. Increased production was about evenly split between Libya and the Middle East. The increase in Libyan crude oil production provided more opportunities for Aframaxes to move crude oil to Europe while the increase in Middle East production supported demand for larger size crude tonnage.

World oil demand during the third quarter of 2012 was approximately 90.4 million b/d, an increase of 820,000 b/d, or 0.9%, compared with the third quarter of 2011. Oil demand in non-OECD countries rose by 1.2 million b/d, or 2.9%, accounting for all of the increase in world demand. Asia accounted for 570,000 b/d of this increase that included a 260,000 b/d increase in China, followed by increased Middle East demand of 220,000 b/d and approximately 130,000 b/d in both Latin America and the FSU. Europe accounted for the entire decline in OECD oil demand as the Eurozone officially entered a recession in the second quarter of 2012. Oil demand in OECD Asia increased by about 100,000 b/d as Japan’s demand for low sulfur residual fuel oil and direct burn crude oil for oil-fired power generation increased to compensate for the loss of some of its nuclear power capacity that had been shut down as a result of the earthquake / tsunami in March 2011.

World oil demand in the first nine months of 2012 averaged 89.5 million b/d, an increase of approximately 1.0%, or 850,000 b/d compared with the same 2011 period. Demand in non-OECD countries rose by approximately 1.2 million b/d, or 2.8%, led by an increase of over 10% in the FSU, 4% in India and 3% in the Middle East. A decline of 330,000 b/d in OECD countries reflected lower demand levels in North America and Europe of 290,000 b/d and 450,000 b/d, respectively, partially offset by an increase of 410,000 b/d in the Pacific due to higher fuel oil and direct burn crude demand in Japan for power generation.

Second-hand tanker values have continued to decline during 2012 as have newbuilding prices. Third quarter VLCC newbuilding prices were about 3% lower than they were at the beginning of the year. There have been limited newbuilding orders placed (only eight VLCCs have been ordered during the first nine months of 2012) and the overall tanker orderbook is now at its lowest level in seven years.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. Information relating to the Company’s accounting policy regarding income taxes and newly issued accounting standards follows.

Income Taxes, Deferred Tax Assets and Valuation Allowance

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes primarily in the U.S. Significant judgments and estimates are required in determining the consolidated income tax expense.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Deferred income taxes arise from temporary differences between the financial reporting and the tax basis of assets and liabilities and from events that have been recognized in the financial statements and will result in taxable or deductible amounts based on provisions of the tax law in different periods. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we also assess the need for a valuation allowance. A valuation allowance is recorded for deferred tax assets that are not supported by a reversal of existing temporary differences. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows, or financial position.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations across our global operations. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits of the position. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We recognize tax liabilities in accordance with ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The Company believes that it cannot assert its intent to permanently reinvest OIN’s earnings to the extent they could be deemed to be repatriated as a result of OIN’s joint and several liability under the Credit Facilities. The Company believes the cumulative potential deemed dividends to be limited to the maximum aggregate borrowing capacity of the various loan agreements under which OIN was a co-obligor. As of September 30, 2012, we considered the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability on approximately $617,000 of undistributed earnings of foreign subsidiaries indefinitely invested outside the U.S. As of September 30, 2012, the unrecognized deferred U.S. income tax attributable to such undistributed earnings approximated $216,116.

For a description of all of the Company’s other material accounting policies, see Note 4 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For newly issued accounting standards see Note 1, “Basis of Presentation - Newly Issued Accounting Standards,” to the Company’s accompanying condensed consolidated financial statements.

Results from Vessel Operations:

During the third quarter of 2012, results from vessel operations increased by $38,444 to a loss of $13,928 from a loss of $52,372 in the third quarter of 2011. During the first nine months of 2012, results from vessel operations increased by $34,250 to a loss of $68,009 from a loss of $102,259 in the first nine months of 2011. These increases primarily resulted from period-over-period increased TCE revenues, partially offset by increased depreciation expense relating to eight newbuild vessel delivered between 2011 and early 2012, and $5,078 in financial advisory costs incurred in the first nine months of 2012 associated with the Company’s evaluation of its liquidity raising options.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the third quarter of 2012, TCE revenues increased by $41,222, or 22%, to $227,406 from $186,184 in the third quarter of 2011 primarily due to the recognition of $40,400 in voyage revenues from the termination, settlement and replacement lightering agreement that the Company entered into with Sunoco during the current quarter. The impact of this contract combined with the continued growth in the U.S. Flag market resulted in a total TCE revenue increase of $46,125 in the U.S. Flag segment. The contribution from the U.S. Flag segment was partially offset by a decrease in the average blended rates earned by the Company’s International Flag Handysize Product Carriers.

During the first nine months of 2012, TCE revenues increased by $51,359, or 9%, to $651,436 from $600,077 in the first nine months of 2011. This increase reflected the Sunoco agreement and strengthening U.S. Flag market discussed above, along with 2011 deliveries of a newbuild Jones Act Shuttle Tanker and a newbuild Jones Act Product Carrier, which are employed on time charters at attractive rates. The Suezmax fleet also provided improved results with increased average spot rates and higher revenue days. The growth in the U.S. Flag segment and Suezmax fleet was partially offset by a decrease in TCE revenues in the International Flag Handysize Product Carrier sector, as well as substantial idle time for the Company’s ULCC and a decline in average daily TCE rates for the smaller Crude vessel classes (Aframaxes and Panamaxes).

See Note 6 “Business and Segment Reporting,” to the condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) loss from vessel operations for the segments to loss before income taxes, as reported in the condensed consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
TCE revenues	$54,552	$54,353	$209,057	$219,396
Vessel expenses	(24,920)	(24,735)	(72,745)	(73,021)
Charter hire expenses	(34,269)	(40,193)	(114,734)	(128,394)
Depreciation and amortization	(21,426)	(19,369)	(62,197)	(55,005)
Loss from vessel operations (a)	$(26,063)	$(29,944)	$(40,619)	$(37,024)
Average daily TCE rate	$12,593	$12,486	$16,173	$16,755
Average number of owned vessels (b)	28.0	27.2	28.0	26.3
Average number of vessels chartered-in under operating leases	19.8	21.3	20.6	22.2
Number of revenue days(c)	4,331	4,353	12,926	13,094
Number of ship-operating days:(d)
Owned vessels	2,576	2,477	7,664	7,183
Vessels bareboat chartered-in under operating leases	368	368	1,096	1,120
Vessels time chartered-in under operating leases	1,226	1,397	3,718	4,422
Vessels spot chartered-in under operating leases	225	176	826	528

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs and gain/(loss) on disposal of vessels and impairment charges.

(b)	The average is calculated to reflect the addition and disposal of vessels during the period.

(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2012 and 2011, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended September 30,
	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$11,889	$-	$10,993	$-
Revenue days	1,110	-	1,215	-
Suezmaxes:
Average rate	$11,933	$19,936	$15,123	$-
Revenue days	547	51	533	-
Aframaxes:
Average rate	$13,591	$14,464	$12,679	$19,771
Revenue days	1,675	45	1,569	142
Panamaxes:
Average rate	$15,366	$11,806	$12,005	$16,902
Revenue days	451	361	434	368

Nine Months Ended September 30,
	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$21,348	$-	$18,602	$-
Revenue days	3,407	-	3,717	-
Suezmaxes:
Average rate	$18,628	$19,119	$15,046	$-
Revenue days	1,547	138	1,313	-
Aframaxes:
Average rate	$14,578	$14,878	$15,259	$20,632
Revenue days	4,998	257	4,886	474
Panamaxes:
Average rate	$15,772	$12,893	$16,938	$17,147
Revenue days	1,276	1,029	1,339	1,092

*	Effective as of the end of the second quarter of 2012, the Tankers International Pool commenced reporting the earnings of its VLCC fleet in two groups: VLCCs under 15 years, and VLCCs aged 15 years and older. The average rates reported in the above tables for VLCCs commencing with the second quarter of 2012 represent VLCCs under 15 years of age. Average rates for prior quarters have not been adjusted. The average TCE rates earned by Company's VLCCs on an overall basis during the three and nine months ended September 30, 2012 were $11,061 and $20,866, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the third quarter of 2012, TCE revenues for the International Crude Tankers segment increased by $199, or 0.4%, to $54,552 from $54,353 in the third quarter of 2011 reflecting increased volumes in the OSG Lightering business. These increases in segment revenues during the quarter were offset by the results of the Company’s VLCC fleet, which experienced slightly lower average spot rates during the quarter, as well as a 105 day reduction in revenue days. The decrease in total segment revenue days of 22 reflects 231 fewer chartered-in days in the VLCC fleet, partially offset by an increase in Suezmaxes that were chartered-in at current market levels on a short-term basis, a greater number of vessels spot chartered-in by the OSG Lightering business, and the delivery of two newbuild VLCCs, one early in the third quarter of 2011 and a second in early January 2012. The return of the VLCC charters-in had a positive impact on results from vessel operations since such charters-in were fixed at levels above those currently achievable in the market. Several Aframaxes with high charter rates were also returned and replaced with charters-in that are more in-line with current market conditions.

Vessel expenses increased by $185 to $24,920 in the third quarter of 2012 from $24,735 in the third quarter of 2011. The increase was principally attributable to a 99 day increase in owned days during the quarter, which reflects the newbuild VLCC deliveries noted above. This increase was substantially offset by a decrease in average daily expenses of $231 per day. This decrease in average daily expenses resulted principally from lower crew, insurance and repair costs. Charter hire expenses decreased by $5,924 to $34,269 in the third quarter of 2012 from $40,193 in the third quarter of 2011, principally as a result of the changes in the chartered-in fleet referred to above. The decrease in charter hire expense also reflects a $5,000 per day reduction in daily time charter-in rates for two VLCCs and one Aframax. Depreciation expense increased by $2,057 to $21,426 in the third quarter of 2012 from $19,369 in the third quarter of 2011, as a result of the two newbuild VLCCs referred to above.

During the first nine months of 2012, TCE revenues for the International Crude Tankers segment decreased by $10,339, or 5%, to $209,057 from $219,396 in the first nine months of 2011 primarily as a result of lower average blended rates for the Aframax and Panamax sectors along with substantial idle time for the Company’s ULCC during the first two quarters of 2012. Offsetting these decreases to some extent was an increase in chartered-in Suezmaxes, which earned higher average rates in the spot market in the current period.

Charter hire expenses decreased by $13,660 to $114,734 in the first nine months of 2012 from $128,394 in the first nine months of 2011, primarily resulting from a decrease of 430 chartered-in days in the current period. Chartered-in VLCCs declined by 753 days. This decrease offsets an increase in chartered-in days for Suezmaxes. This change in mix, however, reduced charter-in expense since the charters for the VLCCs were entered into before rates came under pressure whereas the short-term charters on the Suezmaxes commenced at current market rates. Depreciation expense increased by $7,192 to $62,197 in the first nine months of 2012 from $55,005 in the first nine months of 2011, as a result of the delivery of the two newbuild VLCCs referred to above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Product Carriers
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
TCE revenues	$41,780	$47,815	$137,848	$144,280
Vessel expenses	(17,695)	(20,768)	(53,220)	(54,555)
Charter hire expenses	(34,074)	(31,059)	(96,013)	(89,172)
Depreciation and amortization	(12,254)	(10,880)	(36,536)	(29,471)
Loss from vessel operations	$(22,243)	$(14,892)	$(47,921)	$(28,918)
Average daily TCE rate	$10,602	$13,004	$11,791	$13,840
Average number of owned vessels	20.0	18.3	20.0	17.0
Average number of vessels chartered-in under operating leases	23.0	22.8	22.9	22.0
Number of revenue days	3,940	3,675	11,691	10,423
Number of ship-operating days:
Owned vessels	1,840	1,680	5,477	4,628
Vessels bareboat chartered-in under operating leases	736	736	2,192	2,212
Vessels time chartered-in under operating leases	1,378	1,359	4,082	3,804

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2012 and 2011, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three Months Ended September 30,
	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$12,277	$12,884	$11,205	$13,180
Revenue days	368	184	404	99
Handysize Product Carriers:
Average rate	$10,162	$13,627	$13,171	$14,871
Revenue days	3,129	259	2,899	273

Nine Months Ended September 30,
	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$12,937	$12,984	$15,010	$13,180
Revenue days	1,197	447	1,145	99
Handysize Product Carriers:
Average rate	$11,388	$14,580	$13,716	$14,372
Revenue days	9,218	827	8,325	826

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the third quarter of 2012, TCE revenues for the International Product Carriers segment decreased by $6,035 to $41,780 from $47,815 in the third quarter of 2011. This decrease in TCE revenues reflected significantly lower average blended rates for the Company’s Handysize Product Carriers, which operated primarily in the spot market in both periods. Offsetting this decrease in rates was a 265 day increase in revenue days in the current period. This increase resulted from the expansion of the Handysize Product Carrier sector through the delivery of two owned Handysize Product Carriers since late August 2011 and also reflects 88 fewer drydock days in the segment during the current quarter.

Vessel expenses decreased by $3,073 to $17,695 in the third quarter of 2012 from $20,768 in the third quarter of 2011, despite a 160 day increase in owned and bareboat chartered-in days which resulted from the fleet expansion discussed above. This decrease was a result of a decrease in average daily vessel expenses of $1,723 per day. This decrease in average daily vessel expenses resulted principally from lower crew and drydock deviation costs, as well as the timing of deliveries of lubricating oils, stores and spares. Charter hire expenses increased by $3,015 to $34,074 in the third quarter of 2012 from $31,059 in the third quarter of 2011, which reflects a 18 day increase in time chartered-in days for the Handysize Product Carriers in the current quarter. Charter hire expense was also negatively impacted by the Company’s recognition of losses aggregating $2,454, in accordance with generally accepted accounting principles on accounting for loss making sublease contracts, related to two short-term charters-out entered into during the current period. Depreciation and amortization increased by $1,374 to $12,254 in the third quarter of 2012 from $10,880 in the third quarter of 2011 principally due to the two newbuild vessels deliveries discussed above.

During the first nine months of 2012, TCE revenues for the International Product Carriers segment decreased by $6,432 to $137,848 from $144,280 in the first nine months of 2011. This decrease in TCE revenues resulted primarily from a period-over-period reduction in average daily blended rates earned by both the Handysize and Panamax Product Carriers. Partially offsetting the decrease was a 1,268 day increase in revenue days driven by the additions to the fleet referred to above, as well as three additional time chartered-in Handysize Product Carriers, which delivered between February 2011 and June 2011 and the delivery of two owned Panamax Product Carriers between May 2011 and early July 2011.

Vessel expenses increased by $1,335 to $53,220 in the first nine months of 2012 from $54,555, in the first nine months of 2011. This change principally reflects an increase of 829 owned and bareboat chartered-in days. This increase was partially offset by a decrease in average daily vessel expenses of $1,035 per day. Consistent with the above discussion relative to the quarter-over-quarter change, this decrease resulted principally from lower crew and drydock deviation costs. Charter hire expenses increased by $6,841 to $96,013 in the first nine months of 2012 from $89,172 in the first nine months of 2011 due to a 283 day increase for chartered-in Handysize Product Carriers in the current year along with the loss recorded in the current period regarding the loss making charters referred to above. Depreciation and amortization increased by $7,065 to $36,536 in the first nine months of 2012 from $29,471 in the first nine months of 2011, primarily due to the four newbuild vessel deliveries between May 2011 and January 2012 discussed above.

In 2005 the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the "Program"). Each of the vessel owning companies receives an annual subsidy, which was $2,900 for 2011 and increased to $3,100 in 2012 that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Since these vessels trade primarily in the international market, they continue to be reflected in the International Product Carrier segment. In June 2012, a significant COA on the Company’s vessels that participate in the Program was extended for four years beginning in January 2013. In connection with this extension, the Company replaced the vessels named above with the Overseas Santorini and the Overseas Mykonos, which were reflagged during the fourth quarter of 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Other International
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
TCE revenues	$3,172	$2,239	$9,371	$10,364
Vessel expenses	(684)	(713)	(1,728)	(2,005)
Charter hire expenses	(3,802)	(239)	(7,105)	(4,290)
Depreciation and amortization	(1,381)	(1,385)	(4,462)	(4,233)
(Loss)/income from vessel operations	$(2,695)	$(98)	$(3,924)	$(164)
Average daily TCE rate	$17,237	$21,738	$17,101	$22,288
Average number of owned vessels	1.0	1.0	1.0	1.0
Average number of vessels chartered in under operating leases	1.0	0.1	1.0	0.7
Number of revenue days	184	105	548	467
Number of ship-operating days:
Owned vessels	92	92	274	273
Vessels time chartered-in under operating leases	92	13	274	194

As of September 30, 2012, the Company operated two other International Flag vessels, a Pure Car Carrier and a Chemical Tanker. On June 28, 2012, the Company entered into an agreement for the sale of its Car Carrier, the Overseas Joyce, which as of September 30, 2012 was employed on a long-term charter. The vessel delivered to buyers in early October 2012, at which time the Company recognized a gain on such sale of approximately $8,000. The Chemical Tanker has been time chartered-in by the Company for five years, commencing upon the vessel’s delivery from the shipyard, which occurred at the end of September 2011. The Chemical Tanker commenced a one year time charter-out at a rate lower than the time charter-in rate in August 2012. Accordingly, the Company recognized a loss of $2,131 in accordance with generally accepted accounting principles on accounting for loss making sublease contracts with regard to this charter. In the fourth quarter of 2012, the terms of the charter-in were renegotiated, reducing the charter-in rate effective January 1, 2013 and bringing forward the charter expiry to September 2013. Accordingly, $1,649 of the provision for loss was reversed.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

U.S. Flag
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
TCE revenues	$127,902	$81,777	$295,160	$226,037
Vessel expenses	(29,087)	(29,449)	(84,310)	(84,039)
Charter hire expenses	(23,157)	(23,903)	(70,285)	(68,020)
Depreciation and amortization	(15,758)	(15,795)	(47,237)	(43,748)
Income from vessel operations	$59,900	$12,630	$93,328	$30,230
Average daily TCE rate	$43,939	$42,883	$43,259	$40,898
Average number of owned vessels	12.0	13.1	12.0	13.3
Average number of vessels chartered in under operating leases	10.0	10.1	10.0	9.6
Number of revenue days	1,991	1,907	5,889	5,527
Number of ship-operating days:
Owned vessels	1,104	1,196	3,288	3,630
Vessels bareboat chartered-in under operating leases	920	920	2,740	2,613

The lightering TCE rates in the tables above and below exclude the impact of the revenue recognized in relation to the termination, settlement and replacement agreement with Sunoco discussed below. The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2012 and 2011, between spot and fixed earnings and the related revenue days.

Three Months Ended September 30,
	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Handysize Product Carriers:
Average rate	$-	$53,441	$-	$50,965
Revenue days	-	1,082	-	1,089
ATBs:
Average rate	$32,400	$24,961	$21,137	$-
Revenue days	330	303	489	-
Lightering:
Average rate	$41,718	$-	$48,501	$-
Revenue days	276	-	329	-

Nine Months Ended September 30,
	2012		2011
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Handysize Product Carriers:
Average rate	$46,448	$52,290	$21,961	$50,629
Revenue days	34	3,173	141	2,969
ATBs:
Average rate	$28,431	$25,053	$22,312	$-
Revenue days	1,532	347	1,491	-
Lightering:
Average rate	$43,650	$-	$42,516	$-
Revenue days	802	-	925	-

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On July 30, 2012, the Company entered into agreements with American Shipping Company ASA and its affiliates to extend or reduce, as applicable, the fixed term of the bareboat charter-in agreements on 10 U.S. Flag Product Tankers to December 11, 2019.

Effective September 1, 2012, the Company entered into a termination, settlement and replacement agreement with Sunoco, a core customer of the Company’s Delaware Bay lightering business. The agreement, among other things, provided for (i) a 50% reduction of the required minimum barrel volumes under the long-term lightering contract; (ii) Sunoco’s relinquishment of any right to approximately $27,100 previously paid to the Company and accounted for as deferred revenues, which otherwise would have been carried forward and applied toward the cost of lightering barrels for Sunoco in excess of the minimum barrel volumes stated in the original lightering contract; and (iii) the payment by Sunoco of $13,300 as additional compensation for the reduction in the minimum barrels under the replacement agreement. A total of $40,400 was recognized in Voyage Revenues during the quarter ended September 30, 2012 in relation to this termination, settlement and replacement agreement. The replacement agreement runs through April 2020.

During the third quarter of 2012, TCE revenues for the U.S. segment increased by $46,125, or 56%, to $127,902 from $81,777 in the third quarter of 2011. This increase reflects the impact of the September 1, 2012 termination, settlement and replacement agreement with Sunoco discussed above as well as improved fundamentals in the U.S. Flag sector, as evidenced by the quarter-over-quarter improvement in rates earned by the ATBs, and an increase in revenue days. Time charters on the Handysize Product Carriers that expired since the second quarter of 2011 have been replaced at or above expiring rates. In October 2011, the Company sold a 1981-built ATB (OSG Constitution/OSG 400) that was engaged in lightering. The segment also had 134 fewer drydock days in the current quarter. In the third quarter of 2011, one vessel was laid-up for a total of 35 days (the OSG Constitution/OSG 400), while in the current quarter there were no lay-up days in the fleet. The increase in TCE revenues was mitigated to some extent by a decrease in Delaware Bay lightering volumes, which transported an average of 215,000 barrels per day during the quarter, representing a 33% decrease from the prior year period. This decrease reflects a decline in lightering volumes servicing Sunoco’s Delaware Bay refineries.

Vessel expenses decreased by $362 to $29,087 in the third quarter of 2012 from $29,449 in the third quarter of 2011, due to a decrease of 92 owned days in the current quarter, which reflects the sale of the OSG Constitution/OSG 400 discussed above. This decrease was partially offset by an increase in average daily vessel expenses of $454 per day, which principally relates to higher crew costs Charter hire expenses decreased by $746 to $23,157 in the third quarter of 2012 from $23,903 in the third quarter of 2011, reflecting lower current period amortization of capitalized start-up costs on the Company’s bareboat chartered-in Jones Act Product Carriers as a result of the amendments to the charter-in periods discussed above.

During the first nine months of 2012, TCE revenues for the U.S. segment increased by $69,123, or 31%, to $295,160 from $226,037 in the first nine months of 2011. The increase was attributable to the Sunoco agreement and market conditions described above, with the additional positive impact of the Overseas Chinook, which commenced a multi-year time charter at favorable rates upon the completion of its conversion to a shuttle tanker in March 2011, and the delivery of one bareboat chartered-in Product Carrier in late April 2011 (the Overseas Tampa). The Company also broke out one ATB (OSG Enterprise/OSG 214) from lay-up in the third quarter of 2011 as supply/demand fundamentals in the U.S. market improved. In the first nine months of 2011, four vessels, including two single hull tankers that were sold in the first quarter of 2011 and the ATB discussed above that was sold in October 2011 were in lay-up for a total of 315 days, there were no vessels in lay-up during the 2012 period. The increase in TCE revenues was mitigated to some extent by a decrease in Delaware Bay lightering volumes, which transported an average of 225,000 barrels per day during the period, representing a 24% decrease from the prior year period.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Vessel expenses increased by $271 to $84,310 in the first nine months of 2012 from $84,039 in the first nine months of 2011, principally due to an increase in average daily vessel expenses of $525 per day, reflecting higher crew costs associated with less vessels being laid up in the current period. This increase was partially offset by a decrease of 215 owned and bareboat chartered-in days, due to the vessel sales referred to above. Charter hire expenses increased by $2,265 to $70,285 in the first nine months of 2012 from $68,020 in the first nine months of 2011, principally due to the delivery of the Overseas Tampa referred to above. Depreciation and amortization increased by $3,489 to $47,237 from $43,748, reflecting the deliveries subsequent to mid-March 2011 of the Overseas Chinook, OSG Horizon/OSG 351 and two tug boats (OSG Courageous and OSG Endurance), partially offset by the impact of the vessel disposals discussed above.

General and Administrative Expenses

During the third quarter of 2012, general and administrative expenses decreased by $1,219 to $18,616 from $19,835 in the third quarter of 2011 principally due to the following:

•	lower legal and consulting expenses of $1,006; and

•	a reduction in travel and entertainment costs of $392.

For the nine months ended September 30, 2012, general administrative expenses decreased by $5,576 to $61,161 from $66,737 for the same period in 2011 principally due to the following:

•	a decrease in compensation and benefits paid to shore-based staff of approximately $5,249, driven by headcount reductions and a decrease in incentive compensation accruals, partially offset by retention bonuses paid to two senior level executives totaling $3,000;

•	favorable changes in foreign exchange rates and the impact of foreign currency derivative contracts that decreased expenses by $907;

•	a reduction in travel and entertainment of $911; and

•	lower legal and consulting expenses of $1,302.

The Company maintains an unfunded, nonqualified savings plan covering highly compensated U.S. shore-based employees where the investment choices are directed by the employees (the “Supplemental Plan”).  Account balances under the Supplemental Plan, including accruals and earnings thereon, were frozen as of the Chapter 11 filing, and the Company discontinued future contributions to the Supplemental Plan. In addition, under OSG’s Non-Employee Director Deferred Compensation Plan, participating directors can elect to invest deferred fees in phantom shares of the Company’s stock. The Company recognized increases in general and administrative expenses of $260 for the third quarter of 2012 and $869 for the nine months ended September 2012, because of changes in the overall stock market and OSG stock in particular (with increases in stock values resulting in increases in the respective liabilities). This compares with a decrease in general and administrative expenses of $1,750 for the third quarter of 2011 and a decrease of $1,632 for the nine months ended September 2011.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Affiliated Companies:

During the third quarter of 2012, equity in income of affiliated companies increased by $7,665 to $9,869 from $2,204 in the third quarter of 2011. During the nine months ended of 2012, equity in income of affiliated companies increased by $10,402 to $22,178 from $11,776 in the nine months ended September 30, 2011. The increases resulted primarily from the current quarter recognition of an increase in the operating expense portion of the charter hire rates on the LNG vessels. The charter addendums executed in September 2012 were retroactive to June 1, 2010. The Company’s share of the retroactive increases recognized in equity in income from affiliates for the three and nine months ended September 30, 2012 was $4,103. Also contributing to the year-to-date increase was a reduction in vessel operating expenses period-over-period incurred by the FSO joint venture and lower current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. The Company’s share of such mark-to-market gains or losses recognized in equity in income from affiliated companies for the three months ended September 30, 2012 and 2011 was a gain of $818 and a loss of $3,852, respectively, and for the nine months ended September 30, 2012 and 2011 was losses of $2,218 and $6,225, respectively. On October 1, 2012, the FSO Africa commenced a new five year FSO services contract with MOQ, replacing the existing service contract that was originally scheduled to expire in August 2013. The new service contract provides for an increase in the daily hire rate to the same daily hire rate schedule as for the existing MOQ service contract for the FSO Asia and grants MOQ the option to extend the contract for an additional year or two.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. segment. Pursuant to a stipulation entered by the Bankruptcy Court, the Company’s rights to continued participation in the management of ATC are preserved and BP is enjoined from interfering with those rights absent Bankruptcy Court approval.

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of September 30, 2012 and 2011.

Three Months Ended September 30,
	2012		2011
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	175	49.9%	184	49.9%
FSOs operating on long-term charter	92	50.0%	92	50.0%
	267		276

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Nine Months Ended September 30,
	2012		2011
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	530	49.9%	542	49.9%
FSOs operating on long-term charter	274	50.0%	273	50.0%
	804		815

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest before impact of swaps and capitalized
interest	$21,681	$19,679	$63,395	$55,664
Impact of swaps	1,893	2,544	5,819	8,081
Capitalized interest	(260)	(1,126)	(806)	(5,775)
Interest expense	$23,314	$21,097	$68,408	$57,970

Interest expense increased by $2,217 to $23,314 in the third quarter of 2012 from $21,097 in the third quarter of 2011 as a result of an increase in the average amount of variable debt outstanding of $521,000, the impact of the de-designation of two interest rate swaps covering notional amounts aggregating $30,000 and a decline in capitalized interest as several newbuilds delivered subsequent to June 30, 2011. These increases were partially offset by the expiration of 3.4% fixed rate interest rate swaps covering notional amounts aggregating $90,000 in March 2012.

Interest expense increased by $10,438 to $68,408 in the first nine months of 2012 from $57,970 in the first nine months of 2011 as a result of increases in the average amount of variable debt outstanding of $359,000, the impact of the de-designation of two interest rate swaps covering notional amounts aggregating $30,000, the impact of commitment fees on the forward start facility entered in May 2011 and a decline in capitalized interest. These increases were partially offset by a decrease in expenses from interest rate swaps due to the expiry of the four interest rate swap agreements, including the two referred to above, aggregating $180,000 in March 2012 and 2011.

Income Taxes:

The income tax provision of $105 for the three months ended September 30, 2012 and the income tax benefits of $278, $10,206 and $3,451 for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 are substantially based on the pre-tax results of the Company’s U.S. operations and certain implications of the co-obligor borrowings and intercompany balances.

The tax provision for the three months ended September 30, 2012 and the income tax benefits for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 primarily reflect the pre-tax results of the Company’s U.S. operations and certain implications of the co-obligor borrowings and intercompany balances.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Significant judgment is required in determining the provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. OSG is regularly under audit by tax authorities and tax years ended 2003 through 2011 are currently being audited by the Internal Revenue Service. Although management believes that its tax estimates are reasonable, the final determination of tax audits could be materially different from the historical income tax provisions, reserves for uncertain tax positions and accruals. The results of an audit could, therefore, have a material effect on the Company’s financial statements in the period or periods in which that determination is made.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(As Restated)		(As Restated)
Net loss	$(25,786)	$(62,522)	$(115,341)	$(143,919)
Income tax provision/(benefit)	105	(10,206)	(278)	(3,451)
Interest expense	23,314	21,097	68,408	57,970
Depreciation and amortization	50,819	47,429	150,432	132,457
EBITDA	$48,452	$(4,202)	$103,221	$43,057

Liquidity and Sources of Capital:

Current Liquidity

There was a working capital deficit at September 30, 2012 of approximately $846,000 compared with working capital of $180,000 at December 31, 2011. The working capital deficit at September 30, 2012 was principally attributable to the reclassification of the $1,489,000 balance outstanding under the Unsecured Revolving Credit Facility to current. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Approximately 8% of cash on hand at September 30, 2012 is held by the Company’s foreign subsidiaries.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Net cash provided by operating activities in the nine months ended of 2012 was $37,258 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2012) compared with $24,145 used in operating activities in the first nine months of 2011. The continuation of depressed spot rates in the International Flag segments in the near term will have an adverse effect on the Company’s operating cash flows and performance.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities historically as a result of the exposure to highly cyclical tanker rates and more recently as a result of the impact of the downturn in the shipping markets, as described in more detail under “Operations” above. Spot (voyage) charter rates have been at depressed levels since 2009 and opportunities to enter longer term time charters at satisfactory rates have been very limited. Therefore, expiring time charters and synthetic time charters (utilizing FFA’s and bunker swaps) have been replaced at significantly lower TCE rates.

Impact of the Estimated Tax Settlements on Liquidity

As presented in the contractual obligations table, we have approximately $327,630 of uncertain tax positions for which it is reasonable to believe that settlement will occur during the fourth quarter of 2013. Additionally, we have a noncurrent reserve of approximately $16,839 for other uncertain tax positions, and we are uncertain if or when such amounts may be settled. Settlement of such amounts could require the utilization of working capital.

Impact of the Chapter 11 Cases on Liquidity

Prior to the commencement of the Chapter 11 Cases, our principal sources of funds had been operating cash flows, equity financings, issuance of long-term debt securities, long-term bank borrowings and opportunistic sales of our older vessels. Our principal use of funds had been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations and fund working capital requirements and repayments on outstanding loan facilities. Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared or paid any dividends since the third quarter of 2011 and currently do not plan to resume the payment of dividends. Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. The Company does not intend to pay dividends during the Chapter 11 proceedings and cannot provide assurance that it will pay dividends after such proceedings conclude that there will be any recoveries available for the Company’s equity security holders, or that the equity securities of the Company will continue to trade actively in over-the-counter markets.

Our historical practice had been to acquire vessels or newbuilding contracts using a combination of working capital, cash generated from operating activities, bank debt secured by mortgages on our vessels and existing long-term unsecured credit facilities.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. See Note 3, “Subsequent Events – Chapter 11 Filing, Going Concern and Other Related Matters,” to the accompanying condensed consolidated financial statements for additional information with respect to the Company’s ability to continue as a going concern. The Company’s Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity in the U.S. and abroad, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.   Additionally, if liquidity needs require, the Company could pursue the sale of certain of its cash generating businesses that have leading market positions. Our current liquidity needs arise primarily from capital expenditures for our vessels, working capital requirements to support our business and payments required under our secured indebtedness as approved by the Bankruptcy Court. We expect that our primary sources of liquidity during the pendency of the Chapter 11 Cases will be cash flow from operations, cash on hand, trade credit extended by vendors and proceeds from sales of assets.

As of December 31, 2012, we had approximately $507.3 million of cash and cash equivalents on hand compared with $566.9 million as of September 30, 2012 and $54.9 million as of December 31, 2011. The decline from September 30, 2012 to December 31, 2012 primarily reflects net cash used in operating activities as payments to critical suppliers accelerated due to the temporary withdrawal of credit by vendors due to their concerns with respect to the Bankruptcy process. This decline in cash and cash equivalents reversed itself subsequent to year end 2012. The increase from December 31, 2011 to September 30, 2012 primarily reflects additional drawdowns under our Unsecured Revolving Credit Facility of $572 million. Approximately 8% of cash on hand at September 30, 2012 is held by the Company’s foreign subsidiaries.

Notwithstanding the impact of the Chapter 11 Cases on our liquidity, including the stay of payments on our obligations, our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including our ongoing reorganization activities, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with any financial and other covenants contained in our debt and other agreements, our ability to reorganize our capital structure under Bankruptcy Court supervision and other factors. Additionally, our Chapter 11 Cases and related matters could negatively impact our financial condition.

Although the continuation of depressed spot rates in the International Flag segments in the near term will have an adverse effect on the Company’s operating cash flows and performance, we believe that existing cash and cash equivalents on hand, cash generated from operations, trade credit extended by vendors and proceeds from sales of assets will be sufficient to fund anticipated working capital cash requirements during the Bankruptcy process. However, there can be no assurance that cash on hand will be sufficient to meet our ongoing working capital cash needs. We could also be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The earnings from shipping operations of the Company’s foreign subsidiaries, which account for a significant amount of the Company’s consolidated retained earnings, are not subject to U.S. income taxation as long as such earnings are not repatriated or deemed to be repatriated to the U.S. As of September 30, 2012, the Company intended to permanently reinvest approximately $617,000 of these earnings, as well as its share of the undistributed earnings of its less than 50%-owned foreign shipping joint ventures, in foreign operations. As of September 30, 2012, we have accordingly not provided for U.S. federal and state income taxes on such amounts. The Company determined that, because OIN was a co-obligor with the Company on a joint and several basis under certain credit agreements, OIN could be deemed under applicable tax rules to have made a taxable dividend to the Company in certain years during which borrowings were outstanding under such credit agreements. Should OSG in the future require more capital in the U.S. than is generated by its operations domestically or be required to secure a domestic borrowing by pledging International Flag vessels as collateral, the Company could be required to repatriate earnings from foreign jurisdictions either through actual cash distributions or further deemed dividends. Any future distributions or deemed distributions could result in incremental U.S. federal and state income tax, reduced by any U.S. federal and state net operating loss carryforwards, and higher future effective tax rates. As stated above, our intent was, as of September 30, 2012, however, to keep these earnings indefinitely reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations or settle obligations of our U.S. based entities.

On November 14, 2012, Standard & Poor’s Ratings Services (“Standard & Poor’s”) downgraded our long-term corporate rating and the rating on our senior unsecured debt to “D” from “CCC-”. As of January 11, 2013, Standard & Poor’s has withdrawn all of its ratings. In October 2012, Moody’s Investors Service (“Moody’s) downgraded our long-term corporate credit rating and the rating on our Company’s senior unsecured debt from Caa1 to Ca and from Caa2 to C, respectively. On November 19, 2012, Moody’s withdrew all of its ratings.

Debt Facilities

The Company’s financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. The withdrawal of reliance on the Company’s audited financial statements and the failure to timely file this Quarterly Report on Form 10-Q for the three months ended September 30, 2012 and the filing of the Chapter 11 Cases constituted an event of default or termination event under a number of instruments and agreements relating to debt of the Company and therefore the Company was not in compliance with all of the financial covenants under all of its debt agreements as of December 31, 2012.

Unsecured Revolving Credit Facility

In 2006, the Company entered into a $1,800,000 seven-year unsecured revolving credit agreement with a group of banks, which was scheduled to mature on February 8, 2013 (the “Unsecured Revolving Credit Facility”). In accordance with the terms of the credit agreement, the maximum amount the Company could borrow under the Unsecured Revolving Credit Facility decreased by $150,000 in February 2011 and by an additional $150,000 in February 2012. Borrowings under this facility bore interest at a rate based on LIBOR.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

At September 30, 2012, the Company had $1,489,000 outstanding under the Unsecured Revolving Credit Facility. Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the Unsecured Revolving Credit Facility during the pendency of the Chapter 11 Cases. In accordance with ASC 852, Reorganizations, the Company reclassified borrowings outstanding under the Unsecured Revolving Credit Facility and related accrued interest and unamortized deferred financing costs to Liabilities Subject to Compromise on November 14, 2012, the date of the Chapter 11 filings. Also, as interest on the Company’s unsecured debt subsequent to the Petition Date is not expected to be an allowed claim, the Company ceased accruing interest on the Unsecured Revolving Credit Facility on November 14, 2012, and the Company does not expect to make any interest payments on the Unsecured Revolving Credit Facility during the pendency of the Chapter 11 Cases.

Unsecured Forward Start Revolving Credit Agreement

The Company had taken steps to replace the borrowing capacity under the Unsecured Revolving Credit Facility by entering into a $900,000 unsecured forward start revolving credit agreement on May 26, 2011 that was due to mature on December 31, 2016. Under the terms of the agreement, OSG would have been able to draw on the forward start facility beginning on February 8, 2013, the date on which OSG’s Unsecured Revolving Credit Facility would have expired. Financial covenants under the Unsecured Forward Start Revolving Credit Agreement, which were more restrictive than those contained in the $1,800,000 unsecured credit facility (due principally to differences in definitions between the two agreements), would have first become applicable on December 31, 2012. The commitments under the unsecured forward start revolving credit agreement were terminated during the fourth quarter of 2012.

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

At September 30, 2012, the Company had $506,629, outstanding under the unsecured senior notes. The Company reclassified the unsecured senior notes due in 2013, 2018 and 2024 and related accrued interest and unamortized debt discount and financing costs to Liabilities Subject to Compromise in the consolidated balance sheet at December 31, 2012 and ceased accruing interest on all of the Senior Notes on November 14, 2012 as such amounts are not expected to be allowed claims.

Secured Loan Facilities

While the Company was primarily an unsecured borrower, two debt agreements with an aggregate outstanding balance of $578,687 as of September 30, 2012, contain loan-to-value clauses that require the charter-free market value of the vessels pledged as collateral under each of the secured facilities to be no less than a specified percentage of the borrowings outstanding. For covenant compliance purposes, the market values of the vessels are determined on the basis of a “willing seller and willing buyer” by independent third party ship brokers approved by the Company and the lenders. Such valuations are not necessarily equivalent to the amounts that the Company would receive upon sale of any of these vessels, which may be more or less. In the event that the aggregate market value of the vessels that secure the Company’s obligations under any of the secured facilities falls below the minimum required percentage and the lenders request or require compliance, the Company has the option to either repay a portion of the borrowings under the facility or pledge additional collateral consisting of cash, cash equivalents or vessels of a similar size, class and age that are acceptable to the lenders.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Term loans maturing in 2016 – On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its Unsecured Revolving Credit Facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

As of September 30, 2012, 15 vessels, representing approximately 29% of the net book value of the Company’s vessels, are pledged as collateral under the following debt agreements:

Term loans maturing in 2020 – This facility, with an outstanding balance of $266,936 at September 30, 2012, provides secured term loans originally covering seven MR Product Carriers, one Aframax and one VLCC. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. In December 2011, the facility was amended to, among other things; reduce the minimum required loan-to-value ratio from 110% to 100% through January 2013. In connection with the exchange of the MR Product Carriers previously servicing the U.S. Maritime Security Program, the Company reflagged two of the seven MR Product Carriers originally pledged as collateral under the above term loans. Accordingly, in June 2012, the lenders under this facility agreed to accept replacing the two MR Product Carriers with two Panamax Product Carriers. Based on current market estimates of the market values of the vessels securing this loan, the Company believes it would not be in compliance with the minimum loan-to-value covenant under this loan on December 31, 2012 and therefore classified this loan balance as current as of September 30, 2012. The Company believes that the value of the collateral securing these loans was less than the outstanding balance of such loans as of the Petition Date, and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheets at December 31, 2012. As of December 31, 2012, the loan-to-value ratio was estimated to approximate 84%.

Term loans maturing in 2023 – This facility, with an outstanding balance of $311,751 as of September 31, 2012, financed the construction of three VLCCs and two Aframaxes in China, the last of which delivered in January 2012. As of December 31, 2010, the Company had unused availability of $89,807 under this facility, of which $61,548 was borrowed in January 2011 to finance the construction of one of the VLCCs. In December 2011, the Company entered into an amendment of the loan agreement which, among other things, reduced the total borrowing capacity of the facility by approximately $28,000 and reduced the minimum required loan-to-value ratio from 125% to 105% through January 2013. Based on current market estimates of the market values of the vessels securing this loan, the Company believes it would not be in compliance with the minimum loan-to-value covenant under this loan on December 31, 2012 and therefore classified this loan balance as current as of September 30, 2012. The Company believes that the value of the collateral securing these loans was less than the outstanding balance of such loans as of the Petition Date, and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheets on December 31, 2012. As of December 31, 2012, the loan-to-value ratio was estimated to approximate 86%.

In conjunction with the amendments discussed above, the Company also prepaid $37,665 in principal installments due in 2012 and 2013 in December 2011.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OIN, a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to the Export-Import Bank of China (“CEXIM”), the Company’s continued use of cash collateral for the ongoing operation and maintenance of the vessels securing the CEXIM term loan agreement. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of the encumbered vessels, (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders for certain legal costs, (iv) to pay the secured lenders amounts equal to current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii) the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements.

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the debt. Accordingly, the Adequate Protection Interest Payments when made will be classified as reductions of outstanding principal. Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

OIN Debtor in Possession Loan Facilities

Pursuant to the order issued by the Bankruptcy Court on February 5, 2013, OIN was given approval to enter into Debtor in Possession Loan Agreements with the Company’s subsidiaries that own and operate the vessels securing the term loans described above. Under the terms of the order, OIN is allowed to lend up to $10,000 to the Company’s subsidiaries operating the vessels securing the term loans maturing in 2020 and $15,000 to the Company’s subsidiaries operating the vessels securing the term loans maturing in 2023. The sole purpose of the OIN DIP Loans is to fund any shortfall in funds available to cover ongoing operations, capital expenditures, drydock repairs and drydock reserves of the secured vessels and the Adequate Protection Payments due to the lenders as described above.

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of December 31, 2012. This letter of credit, which was issued in connection with certain arbitration proceedings in which the Company is involved, is fully cash collateralized.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements

As of September 30, 2012, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,044,348 of which $791,772 was nonrecourse to the Company.

MOQ awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and long-term bank financing, which was secured by the service contracts. Approximately $252,576 was outstanding under this facility as of September 30, 2012, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guaranties. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $351,987 as of September 30, 2012, pursuant to which it pays fixed rates of approximately 3.9% and receives floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

The Company’s Chapter 11 filing has no impact on the continued operations of the FSO joint venture, including the ability of the joint venture to continue to perform its obligations under the existing charters as well as its ability to continue to service its outstanding debt obligations and maintain continued compliance with the covenants under such debt agreements. On November 12, 2012, MOQ issued a waiver to the FSO joint venture agreeing not to exercise its rights to terminate the service contracts. The initial waiver period expired on February 15, 2013 and was subsequently extended to February 15, 2014, with MOQ having the right to terminate such waiver at an earlier date upon occurrence of certain events or after giving a 90-day notice of its intent to do so. In November 2012, the joint venture also obtained waivers of any events of default arising as a result of the commencement of the Chapter 11 Cases from (i) the bank syndicate that funds its loan facilities, (ii) the counterparties to the interest rate swaps agreements described above, and (iii) the bank that has issued performance guarantees of the joint venture’s performance of certain of its obligations under the FSO Africa and FSO Asia service contracts. The initial waiver periods on all such waivers expired on February 15, 2013 and were subsequently extended to February 15, 2014, subject to the occurrence of certain events.

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions covering notional amounts aggregating approximately $768,062 as of September 30, 2012, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

The Company’s Chapter 11 filing has no impact on the continued operations of the LNG joint venture, including the ability of the joint venture to continue to perform its obligations under the existing charters as well as its ability to continue to service its outstanding debt obligations and maintain continued compliance with the covenants under such debt agreements. While the Company’s view was that the Company’s Chapter 11 filing did not constitute an event of default under the joint venture shareholders’ agreement, in an abundance of caution, in November 2012 NMS granted the Company a 30-day waiver of the events of default under this agreement. The waiver was extended in December 2012 and automatically renews every 30 days unless NMS gives a notice of its intent to terminate such waiver.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On November 14, 2012, QG II agreed not to terminate the charter agreements nor exercise its options to purchase or bareboat charter any of the LNG Carriers, pursuant to the terms of the charter agreements, as a result of or in connection with the Company’s Chapter 11 filing. This undertaking lapsed after 30 days and was not deemed necessary to extend since on November 21, 2012, QGTC executed deeds of guarantee to QGII, guaranteeing that the joint venture will duly perform and comply with its obligations under all four charter agreements. These guarantees serve as replacements of the guarantees previously issued by OSG in November 2004. QGTC’s guarantees, as subsequently amended and extended, are effective through the earlier of (i) June 8, 2014 or (ii) OSG’s consummation of a Chapter 11 reorganization plan, attainment of corporate credit rating acceptable to QGII, and issuance by OSG of a replacement guarantee in a form acceptable to QGII that is binding on OSG following the consummation of a Chapter 11 reorganization plan.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2012 follows:

	Balance of					Beyond
	2012	2013	2014	2015	2016	2016	Total
Uncertain tax positions, including interest(1)	$0	$327,630	$0	$0	$0	$0	$327,630
Debt(2)	7,695	1,653,235	108,956	90,569	89,671	974,878	2,925,004
Operating lease obligations(3)
Bareboat Charter-ins	38,046	151,008	149,098	137,411	135,693	400,908	1,012,164
Time Charter-ins	35,171	115,191	91,074	72,446	56,375	62,279	432,536
Construction contracts(4)	16,819	29,633	0	0	0	0	46,452
Total	$97,731	$2,276,697	$349,128	$300,426	$281,739	$1,438,065	$4,743,786

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(1)	The uncertain tax positions, including interest, relate to issues currently under examination by taxing authorities for which it is reasonable to believe that settlement will occur during 2013. In addition to the obligations in the table above, a noncurrent reserve of approximately $16,839 for other uncertain tax positions has also been recorded since we are uncertain about if or when such amounts may be settled.
(2)	Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $2,047,990 as of September 30, 2012 have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at September 30, 2012 of 0.36%. The Company is a party to floating-to-fixed interest rate swaps covering notional amounts aggregating $219,940 at September 30, 2012 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.3%. Amounts shown exclude a cash collateral deposit of $9,146 the Company posted in October 2012 in connection with the outstanding letters of credit issued under the unsecured revolving credit facility in accordance with an agreement entered into with the bank lending group in October 2012. As a result of the Chapter 11 Cases, all obligations to make principal and interest payments on the Company's secured and unsecured indebtedness were stayed until the Bankruptcy Court determines the allowable claims.

(3)	As of September 30, 2012, the Company had charter-in commitments for 44 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock. In December 2012, the Bankruptcy Court issued orders permitting the Company to reject bareboat charter-in agreements on two Suezmaxes and three International Flag Handysize Product Carriers, originally scheduled to expire between 2014 and 2017. One Suezmax and one International Flag Handysize Product Carrier were redelivered to owners in December 2012 and the remaining three vessels were redelivered to owners in January 2013. Note that subsequent to December 31, 2012, the Bankruptcy Court approved the Company's rejection of leases on 23 chartered-in vessels. The Company entered into new agreements with the owners of eight of these vessels and redelivered 15 of the vessels to their owners. Refer to Note 3, “Subsequent Events – Chapter 11 Filing, Going Concern and Other Related Matters,” for further details on charter-in commitments rejected subsequent to September 30, 2012.

(4)	Represents remaining commitments under shipyard construction contracts, excluding capitalized interest and other construction costs. As discussed in Note 7,”Vessels,” in October 2012, the Company executed an amendment to the construction contract for the second of its two Aframaxes, which among other things, resulted in the conversion of the vessel into an LR2, which is a coated Aframax, as well as the postponement of the vessel’s delivery from the third quarter of 2013 to the first quarter of 2014. The amendment increased the Company’s remaining construction commitments by $2,700 and effectively rescheduled payments of $10, 089 due in 2012 to 2014 and increases payments due in 2013 by approximately $2,000. On December 27, 2012, the Bankruptcy Court granted the Company’s motion to assume the obligations under the first contract, and on March 21, 2013, the Bankruptcy Court granted the Company’s motion to assume the obligations under the second contract.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management:

The following section discusses practices prior to the commencement of the Chapter 11 Cases. The extent to which such practices will continue, if at all, is not currently known:

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

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. As of September 30, 2012, the Company had three foreign currency forward contracts outstanding with an aggregate notional value of CAD$1,200 and has recorded an asset of $49 related to their fair value. The contracts, which are not accounted for as a cash flow hedges, settle monthly between October and December 2012 and cover approximately CAD$400 per month.

The Company seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into standalone bunker swaps. In September 2011, the Company entered into two agreements to purchase 500 metric tons per month of fuel for $607 and $580 per metric ton through September 2013. In May 2012, the Company entered into an additional agreement to purchase 325 metric tons per month of fuel for $607 through March 2014. These swap contracts, which do not qualify as cash flow hedges for accounting purposes, settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. In September 2012, the Company closed out its positions in the three open swap contracts by entering into swap contracts to sell equal volumes of bunkers to a counterparty.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N. E., Washington D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct and ethics, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Quarterly Report on Form 10-Q.

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of such date, due to the material weaknesses in the Company’s internal control over financial reporting, which are further described in our Annual Report on Form 10-K for the year ended December 31, 2012, to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ending September 30, 2012 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For more information, see our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1A.        Risk Factors

There have been material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The following important risk factors could cause actual results to differ materially from those contained in the forward-looking statements made in this report or presented elsewhere by management from time to time. If any of the circumstances or events described below actually arise or occur, the Company’s business, results of operations and financial condition could be materially adversely affected.

Chapter 11 Cases specific risk factors:

On November 14, 2012, the Company and 180 of its direct and indirect subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), which are being jointly administered under docket number 12-20000 (the “Chapter 11 Cases”). The Company and its filing subsidiaries will continue to operate as “debtors in possession” in the ordinary course under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 3, “Bankruptcy Filing, Going Concern and Other Related Matters,” and Note 5, “Debt and Liquidity,” to the Company’s accompanying condensed consolidated financial statements for a further discussion regarding the impact of the Chapter 11 filing on the Company’s debt agreements.

The Chapter 11 Cases are intended to permit the Company to reorganize and improve liquidity in the U.S. and abroad, monetize non-strategic assets, fairly resolve legacy liabilities, and focus on the most valuable business units to enable sustainable profitability. The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code. Confirmation of a reorganization plan could materially alter the classifications and amounts reported in the Company’s condensed consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

The Company’s filing of the Chapter 11 Cases and the Company’s ability to successfully emerge as a stronger, leaner company may be affected by a number of risks and uncertainties.

The Company is subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which may lead to potential adverse effects on the Company’s liquidity, results of operations or business prospects. No assurance can be given as to the outcome of the Chapter 11 Cases. Risks associated with the Chapter 11 filing may impact all entities constituting the Company and include the following:

•	the ability of OSG to continue as a going concern;
•	the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Bankruptcy Court rulings of the case in general;
•	the length of time OSG will operate under the Chapter 11 Cases and its ability to successfully emerge;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	the ability of the Company and its subsidiaries to develop and consummate one or more plans of reorganization with respect to the Chapter 11 cases;
•	OSG’s ability to obtain Bankruptcy Court and creditor approval of its reorganization plan and the impact of alternative proposals, views and objections of creditor committees and representatives, which may make it difficult to develop and consummate a reorganization plan in a timely manner;
•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with the Company’s operations and/or plans of reorganization;
•	the ability to maintain sufficient liquidity throughout the Chapter 11 proceedings including operating the Company’s cash management system;
•	materially increased costs related to the bankruptcy filing and other litigation;
•	the Company’s ability to manage contracts that are critical to its operation and to obtain and maintain appropriate terms with customers, suppliers and service providers;
•	OSG’s success in obtaining “exit financing” as may be required to fund the implementation cost of the Company’s plan of reorganization;
•	the Company’s ability to preserve the benefits of the automatic stay imposed by the Bankruptcy Code and defend against any efforts to lift the automatic stay;
•	the Company’s ability to obtain further extensions of the time period within which it has exclusive rights to file and solicit approval of any plan of reorganization;
•	the Company’s ability to fairly resolve legacy liabilities in alignment with the Company’s plan of reorganization;
•	the outcome of all pre-petition claims against the Company; and
•	the Company’s ability to maintain existing customers, vendors relationships, employees, joint venturers and pool participants and expand sales to new customers.

Although the Company’s goal is to file a plan of reorganization, the Company may determine that it is in the best interest of the Company’s estate to seek Bankruptcy Court approval of a sale of all or a portion of the Company’s assets pursuant to section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement. Similarly, the Company may determine that it is in the best interest of the Company’s estate to seek to convert certain of the cases of its jointly-administered subsidiaries to cases under Chapter 7 of the Bankruptcy Code.

Continued investment, capital needs, restructuring payments and servicing the Company’s debt require a significant amount of cash and the Company’s ability to generate cash may be affected by factors beyond the Company’s control.

While the Company is not currently paying principal or interest on the Company’s indebtedness, the Company’s business may not generate cash flow in an amount sufficient to enable OSG to fund the Company’s other liquidity needs, including working capital, capital expenditures, investments and alliances, professional fees in connection with the Chapter 11 Cases and other general corporate requirements.

The Company’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors that are beyond the Company’s control. No assurance can be given that:

•	the Company’s business will generate sufficient cash flow from operations;
•	OSG’s plans to generate cash proceeds through the sale of non-core assets will be successful;
•	the Company will be able to repatriate or move cash to locations where and when it is needed;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	OSG will realize cost savings, earnings growth and operating improvements resulting from the execution of the reorganization plan that OSG may adopt; or
•	future sources of funding will be available to the Company in amounts sufficient to enable the Company to fund its liquidity needs.

If the Company cannot fund its liquidity needs, the Company will have to take actions such as reducing or delaying capital expenditures, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. These actions may be restricted as a result of the Company’s Chapter 11 filing. Such actions could increase OSG’s debt, negatively impact customer confidence in the Company’s ability to provide products and services, reduce the Company’s ability to raise additional capital, and delay emergence from Chapter 11 protection and sustained profitability.

The Company may seek to raise cash proceeds from the sale of non-core assets, however, such efforts may not be successful in raising sufficient cash, may be negatively impacted by factors beyond the Company’s control and may harm the perception of the Company among customers, suppliers and service providers.

A number of factors could influence the Company’s ability to successfully raise cash through asset sales, including the approval of the Bankruptcy Court , the process utilized to sell these assets, the number of potential buyers for these assets, the purchase price such buyers are willing to offer for these assets and their capacity to fund the purchase, or the ability of potential buyers to conclude transactions and potential issues in the closing of transactions due to regulatory or governmental review process. One or more of these factors could negatively affect the timing of planned asset sales and the level of cash proceeds derived from the sales, which could adversely impact the Company’s cash generation and liquidity. The value of the Company’s International Flag vessels has declined due to market conditions that began in 2008 and continue to date. As a result, the Company may be unable to receive adequate consideration for any vessel or other asset disposition in the International Flag business, which dispositions may result in significant losses. Further, there is no assurance that these plans will be successful in raising sufficient cash proceeds or that the sale of certain of the Company’s assets will not harm the Company’s customers’, suppliers’ and service providers’ perception of the Company.

If the Company is unsuccessful with its strategic investment decisions, the Company’s financial performance could be adversely affected.

The Company has focused its investments on International Flag Crude Tankers, International Flag Product Carrier and U.S. Flag vessels. While the Company believes that each of these businesses has significant growth potential, they all also require potentially significant additional investments. If the Company is unsuccessful in growing the Company’s businesses as planned, the Company’s financial performance and cash flows could be adversely affected.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company’s failure to implement plans to reduce the Company’s cost structure could negatively affect the Company’s consolidated results of operations, financial position and liquidity.

The Company recognizes the need to continually rationalize the Company’s workforce and streamline the Company’s operations to remain competitive in the face of a difficult business and economic climate. If the Company fails to implement cost rationalization plans, the Company’s operational results, financial position and liquidity could be negatively impacted. Additionally, if reorganization plans are not effectively managed the Company may experience a loss of customers, reduced business opportunities and other unanticipated effects, causing harm to the Company’s business and customer relationships The business plan that may be adopted in connection with the Company’s Chapter 11 reorganization will be subject to a number of assumptions, projections, and analyses. If any of these assumptions prove to be incorrect, the Company may be unsuccessful in executing the Company’s plan, which could adversely impact its financial results and liquidity. Additionally, the Company’s ability to execute restructuring with the entities filing for Chapter 11 is subject to the approval by the Bankruptcy Court. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect the Company’s cost structure and cash flows.

Any plan of reorganization that the Company may implement will be based in large part upon assumptions and analyses developed by the Company. If these assumptions and analyses prove to be incorrect, the Company’s plan may be unsuccessful in its execution.

Any plan of reorganization that OSG may implement could affect both its capital structure and the ownership, structure and operation of its businesses and will reflect assumptions and analyses based on the Company’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that are considered appropriate under the circumstances. Whether actual future results and developments will be consistent with the Company’s expectations and assumptions depends on a number of factors, including but not limited to (i) OSG’s ability to change substantially its capital structure; (ii) the Company’s ability to obtain adequate liquidity and financing sources; (iii) the Company’s ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) the Company’s ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and shipping industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, debt service and cash flow. Financial forecasts are inherently speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In the Company’s case, the forecasts are even more speculative than normal because they involve fundamental changes in the nature of the Company’s capital structure. Accordingly, the Company expects that its actual financial condition and results of operations will differ, perhaps materially, from what such forecasts anticipate. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization the Company may implement will occur or, even if they do occur, that they will have the anticipated effects on the Company and its subsidiaries or businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

If the Company cannot attract, retain and motivate key employees, the Company’s revenue and earnings could be harmed.

In order for the Company to be successful, the Company must continue to attract, retain and motivate executives and other key employees, including technical, managerial, chartering and support positions. Hiring and retaining qualified executives, maritime professionals, and qualified chartering representatives is critical to the Company’s future. If the Company cannot attract qualified individuals, retain key executives and employees or motivate the Company’s employees, the Company’s business could be harmed. The Company’s filing for Chapter 11 may create uncertainty for employees and impact OSG’s ability to retain key employees and effectively recruit new employees. The Company’s ability to take measures to motivate and retain key employees is also subject to restrictions while operating under Chapter 11. The Company may experience increased levels of employee attrition.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company may be required to recognize additional impairments in the value of the Company’s goodwill and/or other long-lived assets, which would increase expenses and reduce profitability.

Goodwill represents the excess of the amount the Company paid to acquire businesses over the fair value of their net assets at the date of the acquisition. The Company tests goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company’s other long-lived assets, such as vessels, are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Either of these situations may occur for various reasons including changes in actual or expected income or cash. The Company continues to evaluate current conditions to assess whether any impairment exists. Impairments could occur in the future if market or interest rate environments deteriorate, expected future cash flows of the Company’s vessels decline, or if reporting unit carrying values change materially compared with changes in respective fair values.

Even if a Chapter 11 plan of reorganization is consummated, continued weakness or worsening of economic conditions could continue to adversely affect the Company’s financial performance and the Company’s liquidity.

The global economic recession affecting the international tanker industry adversely affected the Company’s operating results and financial condition and was a primary factor leading to the Company filing for voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Further, global financial markets have been experiencing contraction and volatility, especially with respect to key lenders to shipping companies. Economic conditions could also accelerate the continuing decline in demand for vessels, placing pressure on the Company’s results of operations and liquidity. If the global economic weakness and tightness in the credit markets continue for a greater period of time than anticipated or worsen, the Company’s profitability and related cash generation capability could be adversely affected and, therefore, affect the Company’s ability to meet the Company’s anticipated cash needs, impair the Company’s liquidity or increase the Company’s costs of borrowing.

As the Company streamlines its operations and reduces its general and administrative expenses, it needs to upgrade its management infrastructure and systems to maintain the quality of its operations and satisfaction of its customers.

In connection with its Chapter 11 Cases, the Company has embarked on several initiatives to streamline its operations and reduce its general and administrative expenses, including reducing levels of management, increasing responsibilities of key personnel and centralizing its financial data operations. These initiatives have the inherent risk that implementation adversely impacts the Company’s control of the quality of its operations. Although it is impossible to predict what errors might occur as the result of inadequate controls or reduced staff, it is harder to manage a sizable operation with fewer personnel and, accordingly, it is more likely that errors will occur unless management infrastructure and systems are upgraded and monitored.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The commencement and prosecution of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of the Company’s management and will impact how its business is conducted, which may have an adverse effect on the Company’s business and results of operations.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of the Company’s management’s time and attention and leave them with less time to devote to the operation of the Company’s business. This diversion of attention may materially adversely affect the conduct of OSG’s business, and, as a result, have an adverse impact on the Company’s financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

As a result of the Chapter 11 Cases, OSG’s historical financial information may not be indicative of OSG’s future financial performance.

The Company’s capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to the Company upon the effective date of any reorganization plan the Company may adopt, the Company’s assets and liabilities would be adjusted to fair values and the Company’s retained earnings would be restated to zero. Accordingly, if fresh-start reporting rules apply, the Company’s financial condition and results of operations following its emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in the Company’s historical financial statements. In connection with the Chapter 11 Cases, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to OSG’s consolidated financial position and results of operations in any given period. Finally, the structure of any reorganization may cause the Company’s financial conditions and results of operations following its emergence from Chapter 11 not to be comparable to the Company’s historical financial information.

The Company’s common stock is no longer listed on a national securities exchange and is quoted only in the over-the-counter market, which could negatively affect the stock price and liquidity.

Until the Company’s voluntary Chapter 11 filing on November 14, 2012, the shares of the Company’s common stock were listed on the NYSE under the symbol “OSG.” Upon the announcement of the Chapter 11 filing, the NYSE suspended the trading of the Company’s shares and the common stock commenced trading on the OTC market under the trading symbol “OSGIQ.” However, the extent of the public market for the common stock and the continued availability of quotations depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in OSG’s common stock on the part of securities firms and other factors. The over-the-counter market is a significantly more limited market than the NYSE, and the quotation of OSG’s common stock in the over-the-counter market may result in a less liquid market available for existing and potential shareholders to trade shares of OSG’s common stock. This could further depress the trading price of the common stock and could also have a long-term adverse effect on the Company’s ability to raise capital. There can be no assurance that any public market for the common stock will exist in the future.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Trading in the Company’s securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is impossible to predict at this time whether or when the holders of the common stock of the Company or any of its other debt securities will receive any distribution with respect to, or be able to recover any portion of, their investments.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a Chapter 11 plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of such a plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, the plan can be confirmed notwithstanding its rejection by the class comprising the interests of Company equity security holders.

In the event of cancellation of the Company’s equity or other debt securities, amounts invested by the holders of such securities will not be recoverable and such securities would have no value. Trading prices for the Company’s equity or other debt securities may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Chapter 11 Cases. Accordingly, the Company urges extreme caution with respect to existing and future investments in OSG’s equity or other securities.

In addition, the Bankruptcy Court has entered two orders that place certain limitations on trading in certain of our securities to protect the Company’s net operating loss (“NOL”) carryforwards, a tax asset of the Company, both prior to and potentially in connection with a bankruptcy plan of reorganization. For this reason, under one such order, investors need the Company’s consent or court approval before effecting any transactions in common stock of the Company if they hold, or would as a result of the transaction hold, at least 4.7% of the outstanding shares of such common stock. Under the other order, any person or entity that beneficially own claims against the Company totaling more than either (i) $25 million in aggregate of the 8.75% Debentures due 2013, the 8.125% Senior Notes due 2018, or the 7.5% Senior Notes due 2024, (ii) $67.5 million under that certain Credit Agreement dated as of February 9, 2006, or (iii) $90 million of any unsecured claims against the Company including those in the previous two categories, where each dollar amount is subject to revision by further notice from the Company (each, a “Substantial Claimholder”), may be required, pursuant to a subsequent motion of the Company and Bankruptcy Court order, either to seek the Company’s consent before effecting any further acquisition of claims against the Company, or to “sell down” a portion of its claims against the Company prior to a bankruptcy reorganization.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carryforwards and certain other tax attributes in the future.

Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years. Our ability to utilize these NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 Cases. The Bankruptcy Court has entered orders that place certain restrictions on trading in OSG common shares, and other procedures relating to trading in claims against OSG, during the Chapter 11 Cases. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our reorganization.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

A restructuring of our debt pursuant to the Chapter 11 Cases may give rise to cancellation of debt, i.e. debt forgiveness (“COD”), which if it occurs would generally be non-taxable. If the COD is non-taxable, and we have remaining NOL carryforwards at the end of the tax year in which such COD arises, we will be required to reduce our NOL carryforwards and other attributes such as capital loss carryforwards and tax basis in assets, by an amount equal to the non-recognized COD. Therefore, it is possible that, as a result of the successful completion of plans for the conclusion of the Chapter 11 Cases, we will have a reduction of NOL carryforwards and/or other tax attributes in an amount that cannot be determined at this time and that could have a material adverse effect on our financial position.

The Company has not made any determination with respect to reorganizing its capital structure, and any changes to its capital structure may have a material adverse effect on existing debt and security holders.

Any reorganization of the Company’s capital structure may include exchanges of new debt or equity securities for existing securities, and such new debt or equity securities may be issued at different interest rates, payment schedules, and maturities than our existing securities. The Company may also modify or amend its existing securities to the same effect. Such exchanges or modifications are inherently complex to implement. The success of a reorganization, through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or receive debt with a principal amount that is less than the outstanding principal amount, longer maturities, and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. Also, if the existing debt or equity security holders are adversely affected by a reorganization, it may adversely affect the Company’s ability to issue new debt or equity in the future.

The Company may not be able to obtain confirmation of a reorganization.

In order for the Company to emerge successfully from the Chapter 11 Cases as a viable entity, the Company, like any other Chapter 11 debtor, must obtain approval of a reorganization plan from its creditors and confirmation of a plan of reorganization through the Bankruptcy Court, and then successfully implement the plan of reorganization. The foregoing process requires the Company to (i) meet certain statutory requirements with respect to the adequacy of the disclosure statement relating to the plan of reorganization, (ii) solicit and obtain acceptances from creditors whose rights are impaired by the plan of reorganization and (iii) fulfill other statutory conditions with respect to the confirmation of the plan of reorganization. There can be no assurance that a reorganization plan proposed by the Company’s management will be approved by the Company’s creditors and confirmed by the Bankruptcy Court. In addition, the Bankruptcy Code imposes time limits on the period during which the Company’s management has the exclusive right to propose and solicit acceptances of a plan of reorganization. Extensions of this time period are subject to approval by the Bankruptcy Court. In addition, there remains a risk that creditors could seek to terminate such exclusivity and propose competing plans of reorganization without the input or consent of the Company’s management.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

There can be no assurance as to the timing of the acceptance or confirmation of a reorganization plan or that any conditions to the plan’s effectiveness will ever occur. The impact that prolonging completion of the Chapter 11 Cases may have on the Company’s operations cannot be accurately predicted or quantified. The continuation of the Chapter 11 Cases, particularly if the plan is not approved, confirmed, or implemented within the time frame proposed by management, or in the event that competing creditor plans are filed or proposed, could adversely affect the Company’s operations and relationships between the Company and its customers and charterers, suppliers, service providers and creditors as well as the viability of the Company’s joint venture interests; result in increased professional fees and similar expenses; and threaten the Company’s ability to obtain financing. Failure to confirm the plan or any delay of its effectiveness could further weaken the Company’s liquidity position, which could jeopardize the Company’s exit from Chapter 11, force the sale of the Company or certain of its material assets or result in the appointment of a trustee and/or conversion of the Company’s Chapter 11 Cases to a liquidation under Chapter 7 of the Bankruptcy Code.

Industry specific risk factors:

The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which may adversely affect the Company’s earnings.

Factors affecting the supply and demand for vessels are outside of the Company’s control, and the nature, timing and degree of changes in industry conditions are unpredictable and may adversely affect the values of the Company’s vessels and result in significant fluctuations in the amount of charter hire the Company may earn, which could result in significant fluctuations in OSG’s quarterly results and cash flows. The factors that influence the demand for tanker capacity include:

•	demand for and availability of oil and oil products, which affect the need for vessel capacity;
•	global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;
•	changes in the production of crude oil, including production by OPEC, the United States and other key producers, which impact the need for vessel capacity;
•	developments in international trade;
•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;
•	environmental concerns and regulations;
•	new pipeline construction and expansions;
•	weather; and
•	competition from alternative sources of energy.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;
•	the scrapping rate of older vessels;
•	the number of vessels that are used for storage or as floating storage offloading service vessels;
•	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo and the reverse conversion;
•	the number of vessels that are out of service; and
•	environmental and maritime regulations.

The market value of vessels fluctuates significantly, which could adversely affect OSG’s liquidity or otherwise adversely affect its financial condition.

The market value of vessels has fluctuated over time. The fluctuation in market value of vessels over time is based upon various factors, including:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Vessel values have declined during the past few years. As vessels grow older, they generally decline in value. These factors will affect the value of the Company’s vessels at the time of any vessel sale. If OSG sells a vessel at a sale price that is less than the vessel’s carrying amount on its financial statements, the Company will incur a loss on the sale and a reduction in earnings and surplus. In addition, declining values of the Company’s vessels could adversely affect the Company’s liquidity by limiting its ability to raise cash by refinancing vessels.

An increase in the supply of vessels without a commensurate increase in demand for such vessels could cause charter rates to remain at depressed levels or to further decline, which could have a material adverse effect on OSG’s revenues, profitability and cash flows and on the value of its vessels.

OSG depends on short term duration or “spot” charters, for a significant portion of its revenues, further exposing OSG to fluctuations in market conditions. In 2012, 2011 and 2010, OSG derived approximately 64%, 65% and 64%, respectively, of its TCE revenues in the spot market.

The marine transportation industry has been highly cyclical, as the profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. If the number of new ships delivered exceeds the number of vessels being scrapped, capacity will increase. Historically, we have generally seen the supply of vessels increase with deliveries of new vessels and decreases with the scrapping of older vessels. The newbuilding order book equaled 12% of the existing world tanker fleet as of December 31, 2012, down from 18% and 29% as of December 31, 2011 and December 31, 2010, respectively.

In addition, vessel supply is affected by the number of vessels that are used for floating storage because vessels that are used for storage are not available to transport crude oil and petroleum products. Utilization of vessels for storage is affected by expectations of changes in the price of oil and petroleum products, with utilization generally increasing if prices are expected to increase more than storage costs and generally decreasing if they are not. A reduction in vessel utilization for storage will generally increase vessel supply. For example, in 2010, 81 vessels were released from storage and reentered the trading fleet, Since the 2010 release, storage on vessels at sea has been low, in part because then current prices of crude oil have generally exceeded the future prices, a condition which allows companies to replace inventories at lower prices, encouraging the drawdown of commercial inventories. Supply has exceeded demand during the past four years, resulting in lower charter rates across the industry. If this trend continues, the charter rates for the Company’s vessels could continue at current depressed levels that are well below historical averages, which would have a material adverse effect on OSG’s revenues, profitability and cash flows if sustained over a long period of time.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Shipping is a business with inherent risks, and OSG’s insurance may not be adequate to cover its losses.

OSG’s vessels and their cargoes are at risk of being damaged or lost because of events including, but not limited to:

•	marine disasters;
•	bad weather;
•	mechanical failures;
•	human error;
•	war, terrorism and piracy; and
•	other unforeseen circumstances or events.

In addition, transporting crude oil creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes, port closings and boycotts. Any of these events may result in loss of revenues, decreased cash flows and increased costs.

While the Company carries insurance to protect against certain risks involved in the conduct of its business, risks may arise against which the Company is not adequately insured. For example, a catastrophic spill could exceed OSG’s $1 billion per vessel insurance coverage and have a material adverse effect on its operations. In addition, OSG may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and OSG cannot guarantee that any particular claim will be paid by its insurers. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover the Company’s losses, OSG may not be able to timely obtain a replacement ship in the event of a loss. OSG may also be subject to calls, or premiums, in amounts based not only on its own claim records but also the claim records of all other members of the protection and indemnity associations through which OSG obtains insurance coverage for tort liability. OSG’s payment of these calls could result in significant expenses which would reduce its profits and cash flows or cause losses.

Constraints on capital availability adversely affect the tanker industry and OSG’s business.

Constraints on capital that have occurred during recent years have adversely affected the financial condition of certain of the Company’s customers, joint venture partners, financial lenders and suppliers, including shipyards from whom the Company has contracted to purchase vessels. Entities that suffer a material adverse impact on their financial condition may be unable or unwilling to comply with their contractual commitments to OSG including the refusal or inability of customers to pay charter hire to OSG, failure of shipyards to construct and deliver to OSG newbuilds or the inability or unwillingness of joint venture partners or financial lenders to honor their commitments to contribute funds to a joint venture or lend funds. While OSG seeks to monitor the financial condition of such entities, the availability and accuracy of information about the financial condition of such entities and the actions that OSG may take to reduce possible losses resulting from the failure of such entities to comply with their contractual obligations may be limited. Such failure of customers, joint venture partners, financial lenders and suppliers to meet their contractual obligations may have a material adverse effect on OSG’s revenues, profitability and cash flows. In addition, adverse financial conditions may inhibit customers, joint venture partners, financial lenders and suppliers from entering into new commitments with OSG, which could have a material adverse effect on revenues, profitability and cash flows.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

See also “—Company specific risk factors—The Company is subject to credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings” and “—Company specific risk factors—OSG has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, and therefore make it more difficult for OSG to fulfill its obligations under its indebtedness.”

Acts of piracy on ocean-going vessels could adversely affect our business.

The frequency of pirate attacks on seagoing vessels remains high, particularly in the western part of the Indian Ocean and off the west coast of Africa. If piracy attacks result in regions in which the company’s vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden has been, or Joint War Committee “war and strikes” listed areas, premiums payable for such insurance coverage could increase significantly and such insurance coverage may be more difficult to obtain. Crew costs and costs of employing onboard security guards could also increase in such circumstances.

In addition, while OSG believes the charterer remains liable for charter payments when a vessel is seized by pirates, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and it is therefore entitled to cancel the charter party, a claim that the Company would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on the Company. In addition, hijacking as a result of an act of piracy against the Company’s vessels, or an increase in cost, or unavailability of insurance for its vessels, could have a material adverse impact on OSG’s business, financial condition, results of operations and cash flows.

Terrorist attacks and international hostilities and instability can affect the tanker industry, which could adversely affect OSG’s business.

Terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect the Company’s ability to charter its vessels and the charter rates payable under any charters. Additionally, OSG operates in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities. These factors could also increase the costs to OSG of conducting its business, particularly crew, insurance and security costs, which could have a material adverse effect on the Company’s profitability and cash flows.

OSG conducts its operations internationally, subjecting the Company to changing economic, political and governmental conditions abroad which may adversely affect our business.

The Company conducts its operations internationally, and its business, financial condition, results of operations and cash flows may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed, including

•	pandemics or epidemics which may result in a disruption of worldwide trade including quarantines of certain areas;
•	currency fluctuations;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	the imposition of taxes by flag states, port states and jurisdictions in which OSG or its subsidiaries are incorporated or where its vessels operate;
•	adverse changes in other international laws impacting OSG’s business; and
•	expropriation of its vessels.

The occurrence of such events could have a material adverse effect on our business. Additionally, OSG’s international operations subject it to certain risks regarding taxation of foreign subsidiary income, see “—Company specific risk factors— OSG’s financial condition would be materially adversely affected if the shipping income of OSG’s foreign subsidiaries becomes subject to current taxation in the U.S.”

Our vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the U.S. government, which could negatively affect the trading price of our common shares.

From time to time, certain of our vessels, on the instructions of the charterers or pool manager responsible for the commercial management of such vessels, have called and may again call on ports located in countries subject to sanctions and embargoes imposed by the U.S. government, the UN or the EU and countries identified by the U.S. government, the UN or the EU as state sponsors of terrorism. The U.S., UN and EU sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time.  Some sanctions may also apply to transportation of goods (including crude oil) originating in sanctioned countries (particularly Iran), even if the vessel does not travel to those countries, or otherwise acting on behalf of sanctioned persons.  Sanctions may include the imposition of penalties and fines against companies violating national law or threaten that companies acting outside the jurisdiction of the sanctioning power may themselves become the target of sanctions.

Non-U.S. subsidiaries of OSG contributed VLCCs they owned or chartered-in to Tankers International (“TI”), a commercial pool that charters out vessels which in turn call on ports throughout the world in compliance with applicable law. The Company learns where a vessel contributed by one of its non-U.S. subsidiaries has or will be traded after the voyage has been fixed.

In early 2012, TI pool vessels made five port calls in Iran, in compliance with applicable law, including one port call made by a vessel owned by a non-U.S. subsidiary of OSG in January 2012. Even when these vessels, including the one owned by a non-U.S. subsidiary of OSG, called on an Iranian ports, neither the Company itself nor any of its U.S person affiliates or employees had any role or involvement with TI pool transactions involving Iran. As a participant in the pool, the Company receives a share of the TI pool’s net revenues from a voyage based on its contribution of vessels to the TI pool, regardless of whether the voyage was performed by a vessel contributed by one of its non-U.S. subsidiaries or by another pool participant. OSG’s share of the TI pool’s net revenue (after deducting OSG’s share of administrative costs) for 2012 derived from all voyages of all TI Pool vessels involving a port call in Iran totaled approximately $1,318. The TI pool decided to terminate all new business involving Iranian ports in February 2012 after the EU adopted sanctions on such activity. No vessel owned or chartered-in by OSG or any of its domestic or foreign subsidiaries has called on an Iranian port since January 2012, and until the U.S. and EU sanctions regimes permit such calls, the Company will not allow its vessels to make such calls, whether through a pooling arrangement or otherwise.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations and intend to maintain such compliance and that we do not and do not intend to engage in sanctionable activity, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation or sanctionable activity could result in fines or other penalties, or the imposition of sanctions against the Company, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Company and negatively affect our reputation and investor perception of the value of our common stock.

Compliance with environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect OSG’s business.

The Company’s operations are affected by extensive and changing international, national and local environmental protection laws, regulations, treaties, conventions and standards in force in international waters, the jurisdictional waters of the countries in which OSG’s vessels operate, as well as the countries of its vessels’ registration. Many of these requirements are designed to reduce the risk of oil spills. They also regulate other water pollution issues, including discharge of ballast water and effluents and air emissions, including emission of greenhouse gases. These requirements impose significant capital and operating costs on OSG.

Environmental laws and regulations also can affect the resale value or significantly reduce the useful lives of the Company’s vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions, lead to decreased availability or higher cost of insurance coverage for environmental matters or result in the denial of access to, or detention in, certain jurisdictional waters or ports. Under local, national and foreign laws, as well as international treaties and conventions, OSG could incur material liabilities, including cleanup obligations, in the event that there is a release of petroleum or other hazardous substances from its vessels or otherwise in connection with its operations. OSG could also become subject to personal injury or property damage claims relating to the release of or exposure to hazardous materials associated with its current or historic operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of the Company’s vessels.

OSG could incur significant costs, including cleanup costs, fines, penalties, third-party claims and natural resource damages, as the result of an oil spill or liabilities under environmental laws. The Company is subject to the oversight of several government agencies, including the U.S. Coast Guard, the Environmental Protection Agency and the Maritime Administration of the U.S. Department of Transportation. The Oil Pollution Act of 1990 (“OPA 90”) affects all vessel owners shipping oil or hazardous material to, from or within the United States. OPA 90 allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in U.S. waters. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, which has been adopted by most countries outside of the United States, imposes liability for oil pollution in international waters. OPA 90 expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries. Coastal states in the United States have enacted pollution prevention liability and response laws, many providing for unlimited liability. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, which has been adopted by most countries outside of the United States, imposes liability for oil pollution in international waters.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In addition, in complying with OPA 90, International Maritime Organization (“IMO”) regulations, EU directives and other existing laws and regulations and those that may be adopted, shipowners likely will incur substantial additional capital and/or operating expenditures in meeting new regulatory requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Key regulatory initiatives that are anticipated to require substantial additional capital and/or operating expenditures in the next several years include more stringent limits on the sulfur content of fuel oil for vessels operating in certain areas and more stringent requirements for management and treatment of ballast water. See the discussion of “Environmental and Security Matters Relating to Bulk Shipping” above. Other government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become more strict in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. Such expenditures could result in financial and operational impacts that may be material to OSG’s financial statements.

Accidents involving highly publicized oil spills and other mishaps involving vessels can be expected in the tanker industry, and such accidents or other events could be expected to result in the adoption of even stricter laws and regulations, which could limit the Company’s operations or its ability to do business and which could have a material adverse effect on OSG’s business, financial results and cash flows.

Due to concern over the risk of climate change, a number of countries, including the U.S., and international organizations, including the EU, the IMO and the United Nations, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring OSG to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See “Environmental and Security Matters Relating to Bulk Shipping.” In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on OSG’s business, financial results and cash flows.

OSG’s revenues are subject to seasonal variations.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Company specific risk factors:

OSG has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, and therefore make it more difficult for OSG to fulfill its obligations under its indebtedness.

OSG has, and expects after emergence from Chapter 11 that it will continue to have, significant amounts of indebtedness. Although the Company is seeking to substantially reduce such debt in Chapter 11, it cannot predict if, or to what extent, these efforts will be successful. As of December 31, 2012, OSG had $2.6 billion of indebtedness that had been classified as liabilities subject to compromise. OSG’s substantial indebtedness and interest expense could have important consequences, including:

•	limiting OSG’s ability to use a substantial portion of its cash flow from operations in other areas of its business, including for working capital, capital expenditures and other general business activities, because OSG must dedicate a substantial portion of these funds to service its debt;
•	to the extent OSG’s future cash flows are insufficient, requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments ;
•	limiting OSG’s ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, and other expenses or investments planned by the Company;
•	limiting the Company’s flexibility and ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, and OSG’s business and industry;
•	limiting OSG’s ability to satisfy its obligations under its indebtedness;
•	increasing OSG’s vulnerability to a downturn in its business and to adverse economic and industry conditions generally;
•	placing OSG at a competitive disadvantage as compared to its competitors that are less leveraged;
•	limiting the Company’s ability, or increasing the costs, to refinance indebtedness; and
•	limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom OSG can enter into such transactions as well as the volume of those transactions.

OSG’s ability to continue to fund its obligations and to reduce debt may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund the Company’s debt requirements or reduce debt could have a material adverse effect on OSG’s business, financial condition, results of operations and liquidity.

The Company may not be able to generate sufficient cash to service all of its indebtedness.

The Company’s earnings and cash flow vary significantly over time due to the cyclical nature of the tanker industry. As a result, the amount of debt that OSG can manage in some periods may not be appropriate in other periods. Additionally, future cash flow may be insufficient to meet the Company’s debt obligations and commitments. Any insufficiency could negatively impact OSG’s business. A range of economic, competitive, financial, business, industry and other factors will affect future financial performance, and, as a result, the Company’s ability to generate cash flow from operations and to pay debt. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the global economy or competitive initiatives of competitors, are beyond the Company’s control. If OSG does not generate sufficient cash flow from operations to satisfy its debt obligations, OSG may have to undertake alternative financing plans, such as:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	refinancing or restructuring its debt;
•	selling tankers or other assets;
•	reducing or delaying investments and capital expenditures; or
•	seeking to raise additional capital.

No assurance can be given that undertaking alternative financing plans, if necessary, would be successful in allowing OSG to meet its debt obligations. The Company’s ability to restructure or refinance its debt will depend on the condition of the capital markets, its access thereto and OSG’s financial condition at such time. Any refinancing of debt could be at higher interest rates and may require the Company to comply with more onerous covenants, which could further restrict OSG’s business operations. The terms of existing or future debt instruments may restrict OSG from adopting some of these alternatives. These alternative measures may not be successful and may not permit OSG to meet its scheduled debt service obligations. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to obtain alternative financing, could materially and adversely affect OSG’s business, financial condition, results of operations, cash flows and prospects.

The Company faces risks arising from potential material weaknesses in its internal control environment.

As a result of the matters addressed in the recently completed Company inquiry, as further described in Note 2, “Subsequent Events – Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements, as well as an internal review by Company management, management identified material weaknesses in internal control over financial reporting with respect to its accounting for income taxes and fair market valuation of interest rate swaps. While management has taken remediation actions to address material weaknesses, its remediation actions may prove to be ineffective or inadequate and expose the Company to further risk of misstatements in its financial statements. In such circumstances, investors and other users of the Company’s financial statements may lose confidence in the reliability of the Company’s financial information and the Company could fail to comply with certain representations, warranties and covenants in its debt and other financing-related agreements or be obligated to incur additional costs to improve the internal controls. The Company’s failure or inability to remediate the material weakness in a timely and effective manner could also adversely affect its reputation among customers and its operating prospects, if customers perceive the Company as experiencing financial control or other financial difficulties. See Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for further description of the material weaknesses identified by management and related remediation actions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements could result in substantial costs, penalties and other adverse effects.

Substantial costs may be incurred to defend and resolve regulatory proceedings and litigation arising out of or relating to matters addressed in the recently completed Company inquiry. These proceedings include the ongoing audits that are in process by the U.S. Internal Revenue Service (“IRS”) in the U.S. as well as audits expected to commence of the Company’s U.S. federal income tax returns for some of the periods affected by the restatement. In completing the restatement, the Company examined the appropriateness of the Company’s accounting treatment of the U.S. federal income tax consequences of the credit agreements for which OIN was a co-obligor with the Company on a joint and several basis. In conducting this analysis, the Company also determined that additional financial statement reserves were required with respect to certain other lesser tax compliance matters, including intercompany balances between OIN and the Company that gave rise to deemed dividend income to the Company. The Company cannot predict when the ongoing IRS audits will be completed or the amount or timing of the final resolution with the IRS or other relevant taxing authorities of the matters that gave rise to the restatement. Further, the Company has not recorded penalties related to the ongoing IRS audits. Penalties, if imposed, may be material.

The Company is also subject to other regulatory and litigation proceedings relating to, or arising out of, the restatement, including a pending investigation by the SEC and purported securities class action lawsuits seeking relief against certain of the Company’s officers and its directors. These proceedings could also result in civil or criminal fines and other non-monetary penalties. The Company has not reserved any amount in respect of these matters in its consolidated financial statements.

The Company cannot predict whether any monetary losses it experiences in the proceedings will be covered by insurance or whether insurance proceeds recovered will be sufficient to offset such losses. Pending civil, regulatory and criminal proceedings may also divert the efforts and attention of the Company’s management from business operations, particularly if adverse developments are experienced in any of them, such as an expansion of the investigations being conducted by the SEC.

The Company’s business would be adversely affected if it failed to comply with the Jones Act provisions on coastwise trade, or if these provisions were repealed and if changes in international trade agreements were to occur.

The Company is subject to the Jones Act and other federal laws that restrict maritime transportation between points in the United States (known as marine cabotage services or coastwise trade) to vessels built and registered in the United States and owned and manned by U.S. citizens. The Company is responsible for monitoring the foreign ownership of its common stock and other interests to ensure compliance with the Jones Act. If the Company does not comply with these restrictions, it would be prohibited from operating its vessels in U.S. coastwise trade, and under certain circumstances would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for the Company’s vessels, fines or forfeiture of the vessels.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Additionally, the Jones Act restrictions on the provision of maritime cabotage services are subject to exceptions under certain international trade agreements, including the General Agreement on Trade in Services (“GATS”) and the North American Free Trade Agreement (“NAFTA”). If maritime cabotage services were included in GATS, NAFTA or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed or altered, the transportation of maritime cargo between U.S. ports could be opened to international flag or international-manufactured vessels. During the past several years, interest groups have lobbied Congress to repeal the Jones Act to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act and cargo preference laws. The Company believes that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S. Flag vessels. Because international vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

OSG may not be able to renew time charters when they expire or enter into new time charters for newbuilds.

There can be no assurance that any of the Company’s existing time charters will be renewed at comparable rates or if renewed or entered into, that they will be at favorable rates. If, upon expiration of the existing time charters or delivery of newbuilds, OSG is unable to obtain time charters or voyage charters at desirable rates, the Company’s profitability and cash flows may be adversely affected.

Delays or cost overruns in building new vessels, including delivery of any new vessels, the scheduled shipyard maintenance of the Company’s existing vessels, or conversion of the Company’s existing vessels could adversely affect OSG’s results of operations.

Building new vessels, scheduled shipyard maintenance or conversion of vessels are subject to risks of delay (including the failure of suppliers to deliver new vessels) or cost overruns caused by circumstances including but not limited to, the following:

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Significant delays and cost overruns could increase the Company’s expected contract commitments, which would have an adverse effect on the Company’s revenues, borrowing capacity and results of operations. Furthermore, delays would result in vessels being out-of-service for extended periods of time, and therefore not earning revenue, which could have a material adverse effect on OSG’s financial condition and results of operations, including cash flows. The Company’s remedies for losses resulting from shipyards’ failure to comply with their contractual commitments may be limited by such contracts, certain of which contain liquidated damages provisions that limit the amount of monetary damages that may be claimed or that limit the Company’s right to cancellation of the building contract. While purchase price payments for newbuild vessels made prior to vessel delivery to international shipyards are generally supported by guarantees from financial institutions, such as banks or insurance companies, such payments to U.S. shipyards historically have been supported by liens on the work in progress, including steel and equipment used for constructing the vessel, and not by guarantees from financial institutions. Due to these conventions, if a U.S. shipyard fails to deliver a contracted vessel, the Company’s investment may be supported only by the Company’s liens on the work in progress, which may result in a loss of part or all of the Company’s investment. Even with a financial institution guarantee, the Company may not be able to recover in a timely matter, or at all, its loss resulting from a shipyard’s failure to deliver.

Termination or change in the nature of OSG’s relationship with any of the pools in which it participates could adversely affect its business.

As of May 31, 2013, all but two of the Company’s Very Large Crude Carriers (“VLCCs”) participate in the Tankers International pool. At December 31, 2012, ten of OSG’s Aframaxes participate in the Aframax International pool. Five of the Company’s crude Panamaxes and two of its Panamax Product Carriers participate directly in Panamax International. Participation in these pools is intended to enhance the financial performance of the Company’s vessels as a result of the higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. The Company cannot predict whether the pools in which its vessels operate will continue to exist in the future. After the Chapter 11 filing, some participants in the pools have withdrawn or announced their intention to withdraw from pools in which OSG participates, or subjected OSG to trading restrictions within the pools. In addition, in recent years the EU has published guidelines on the application of the EU antitrust rules to traditional agreements for maritime services such as pools. While the Company believes that all the pools it participates in comply with EU rules, there has been limited administrative and judicial interpretation of the rules. Restrictive interpretations of the guidelines could adversely affect the ability to commercially market the respective types of vessels in pools.

In the highly competitive international market, OSG may not be able to compete effectively for charters with companies with greater resources

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Changes in demand in specialized markets in which the Company currently trades may lead the Company to redeploy certain vessels to other markets

The Company deploys its vessels in several specialized markets, including, without limitation, lightering in the Delaware Bay.  The Company conducts those lightering operations with two ATBs, which were constructed using funds withdrawn from the Company’s Capital Construction Fund (“CCF”).  If lower demand in these markets adversely affects the Company’s financial position, the Company may consider redeploying these two ATBs in other markets.  There can be no assurance that the Company will be able to compete profitably in the new markets or that the ATBs can be fixed in new markets without substantial modification.

Operating costs and capital expenses will increase as the Company’s vessels age.

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

Certain potential customers will not use vessels older than a specified age, even if they have been recently rebuilt.

All of the Company’s existing articulated tug barges (“ATBs”) with the exception of the OSG Vision/OSG 350 and the OSG Horizon/OSG 351were originally constructed more than 25 years ago. While all of these tug-barge units were rebuilt and double-hulled since 1998 and are “in-class,” meaning the vessel has been certified by a classification society as being built and maintained in accordance with the rules of that classification society and complies with the applicable rules and regulations of the vessel’s country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. No assurance can be given that customers will continue to view rebuilt vessels as suitable. If more customers differentiate rebuilt vessels, time charter rates for our rebuilt ATBs will likely be adversely affected or they may not be employable.

The Company is subject to credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.

The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters into contracts of affreightment (“COAs”) and Voyage Charters. Historically, the Company has not experienced material problems collecting charter hire but the global economic downturn of recent years has affected charterers more severely than the prior recessions that have occurred since the Company’s establishment more than 40 years ago. The Company also time charters or bareboat charters some of its vessels from other parties and its continued use and operation of such vessels depends on the vessel owners’ compliance with the terms of the time charter or bareboat charter. Additionally, prior to the Chapter 11 filing and potentially after confirmation of a plan of reorganization, the Company entered into derivative contracts (FFAs, bunker swaps, interest rate swaps and foreign currency contracts). All of these contracts subject the Company to counterparty credit risk. As a result, the Company is subject to credit risks at various levels, including with charterers or cargo interests. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues, cash flows and earnings.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

OSG’s financial condition would be materially adversely affected if the shipping income of OSG’s foreign subsidiaries becomes subject to current taxation in the U.S.

As a result of changes made by the American Jobs Creations Act of 2004 (“2004 Act”), the Company does not include in its U.S. tax return on a current basis the unrepatriated shipping income earned by its international flag vessels, which in recent years represented substantially all of the Company’s pre-tax income. These changes in the 2004 Act were made to make U.S. controlled shipping companies competitive with foreign-controlled shipping companies, which are generally incorporated in jurisdictions in which they either do not pay income taxes or pay minimal income taxes. The taxation of OSG’s foreign subsidiaries under U.S. laws is a complex area and is subject to ongoing analysis and recalculation, which can have a material impact on the Company, see Note 2, “Subsequent Events—Company Inquiry and Restatement.”

The President and several Congressmen and Senators have announced support for repealing certain tax provisions that purportedly incentivize companies to move jobs from the U.S. to foreign countries.. While the Company believes that the changes made in the 2004 Act with respect to foreign shipping income do not “incentivize moving jobs offshore,” and, in fact, have enabled the Company to expand its U.S. Flag fleet and create jobs in the U.S., Congress may decide to repeal the changes made in the 2004 Act with respect to taxation of foreign shipping income for the aforementioned reason or as part of initiatives to reduce the U.S. budget deficit or to reform the U.S. corporate tax regime. Such repeal, either directly or indirectly by limiting or reducing benefits received under the 2004 Act, could have a materially adverse effect on the Company’s business, financial results and cash flows.

Trading and complementary hedging activities in Forward Freight Agreements (“FFAs”) subject the Company to trading risks and the Company may suffer trading losses that reduce earnings.

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

The Company does not intend to enter into derivative financial instruments of any type during the pendency of the Chapter 11 proceedings.

The Company may face unexpected drydock costs for its vessels.

Vessels must be drydocked periodically. The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial. The Company’s insurance does not cover these costs. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. OSG’s insurance may not cover all of these costs. Large drydocking expenses could adversely affect the Company’s financial results and cash flows.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Maritime claimants could arrest OSG’s vessels, which could interrupt its cash flow.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. While the Company’s Chapter 11 filing has provided the Company with an automatic stay against the arrest of a vessel because of an obligation arising before the Chapter 11 filing, and against exercising control over the Company’s property on a post-petition basis, such stay may not be recognized in a specific jurisdiction and the stay does not generally apply to obligations arising after the Chapter 11 filing. While the Company has obtained recognition of the Chapter 11 proceedings and the automatic stay in South Africa and in the Courts of England and Wales, the arrest or attachment of one or more of the Company’s vessels could interrupt OSG’s cash flow and require it to pay a significant amount of money to have the arrest lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel that is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could try to assert “sister ship” liability against one vessel in the Company’s fleet for claims relating to another vessel in its fleet.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

See Exhibit Index on page 114.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 26, 2013	/s/ Robert E. Johnston
Robert E. Johnston
Chief Executive Officer and President

Date: August 26, 2013	/s/ Ian T. Blackley
Ian T. Blackley
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

Page 114